Form 10-Q
period 2009-09-30
Two Harbors Investment Corp.
filed 2009-12-11
CIK 1465740

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2009

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to ___________

Commission File Number 001-34506

TWO HARBORS INVESTMENT CORP.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-0312904
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

601 Carlson Parkway, Suite 330
Minnetonka, Minnesota	55305
(Address of Principal Executive Offices)	(Zip Code)

(612) 238-3300
(Registrant’s Telephone Number, Including Area Code)

not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of December 11, 2009 there were 13,379,209 shares of registered common stock, par value $.0001 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.
(a development stage company)

2009 FORM 10-Q REPORT

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TWO HARBORS INVESTMENT CORP.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash	$1,253,979	$2,778,143
Cash held in Trust Account, interest and dividend income available for taxes	21,755	134,385
Other current assets	34,877	50,290
Total current assets	1,310,611	2,962,818
Cash held in Trust Account, restricted	259,027,351	259,084,043
Prepaid income taxes	414,537	48,269
Total Assets	$260,752,499	$262,095,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable and accrued expenses	$1,173,743	$193,555
Total current liabilities	1,173,743	193,555
Common stock, subject to possible conversion, 7,874,699 shares at conversion value	77,832,556	77,739,684

Stockholders’ Equity
Registered Preferred Stock of Capitol Acquisition Corp., par value $0.0001 per share, 1,000,000 authorized; none issued and oustanding	-	-
Registered Common Stock of Capitol Acquisition Corp., par value $0.0001 per share, 75,000,000 shares authorized; 32,811,257 issued and oustanding (less 7,874,699 subject to possible conversion)	2,494	2,494
Privately issued common stock, $0.01 par, 1,000 shares authorized, issued, and outstanding to Pine River Capital Management	10	-
Additional paid-in capital	181,058,409	181,150,291
Cumulative earnings	685,287	3,009,106
Total stockholders’ equity	181,746,200	184,161,891
Total Liabilities and Stockholders’ Equity	$260,752,499	$262,095,130

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended		For the period from
	September 30,		September 30,		June 26, 2007*through
	2009	2008	2009	2008	September 30, 2009

Revenue	$-	$-	$-	$-	$-
General and administrative expenses	1,040,300	225,564	2,746,409	776,333	3,947,014
Loss from operations	(1,040,300)	(225,564)	(2,746,409)	(776,333)	(3,947,014)
Interest and dividend income	890	956,751	56,322	4,060,613	5,972,764
(Loss) income before benefit from (provision for) income taxes	(1,039,410)	731,187	(2,690,087)	3,284,280	2,025,750
Benefit from (provision for) income taxes	119,483	(182,556)	366,268	(1,052,854)	(1,340,463)
Net (loss) income	(919,927)	548,631	(2,323,819)	2,231,426	685,287
Accretion of Trust Account income relating to common stock subject to possible conversion	(24,723)	(143,217)	(92,872)	(143,217)	(328,578)
Net (loss) income attributable to other common shareholders	$(944,650)	$405,414	$(2,416,691)	$2,088,209	$356,709
Weighted average number of registered common shares outstanding, excluding shares subject to possible conversion and privately issued shares - basic and diluted	24,936,558	24,936,558	24,936,558	24,936,558	24,936,558
Basic and diluted net (loss) earnings per share attributable to registered common stockholders:	$(0.04)	$0.02	$(0.10)	$0.08	$0.01

*  Inception date of Capitol Acquisition Corp. as a development stage company

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE PERIOD FROM JUNE 26, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2009
(UNAUDITED)

	Registered Common Stock of Capitol Acquisition Corp.		Private Common Stock of Two Harbors Investment Corp.		Additional	Cumulative
					Paid-in	(Losses)
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at June 2007 (inception of Capitol Acquisition Corp.)	-	$-	-	$-	$-	$-	$-
Common shares issued at inception at $0.003 per share	7,187,500	719	-	-	24,281	-	25,000
Sale of 25,000,000 units, net of Underwriters' discount and offering expenses (includes 7,499,999 shares subject to possible conversion)	25,000,000	2,500	-	-	239,843,344	-	239,845,844
Exercise of Underwriters' over-allotment, net of Underwriters' discount and offering expenses (includes 374,700 shares subject to possible conversion)	1,249,000	125	-	-	12,021,500	-	12,021,625
Forfeiture of initial stockholders' shares pursuant to partial exercise of underwriters' over-allotment	(625,243)	(62)	-	-	62	-	-
Proceeds subject to possible conversion of 7,874,699 shares	-	(788)	-	-	(77,503,190)	-	(77,503,978)
Proceeds from issuance of sponsors' warrants, at $1 per warrant	-	-	-	-	7,000,000	-	7,000,000
Net income for the period from June 26, 2007 (inception) through December 31, 2007	-	-	-	-	-	714,573	714,573
Balance, December 31, 2007	32,811,257	2,494	-	-	181,385,997	714,573	182,103,064
Accretion of Trust Account income relating to common stock subject to possible conversion	-	-	-	-	(143,217)	-	(143,217)
Net income for the nine months ended September 30, 2008	-	-	-	-	-	2,231,426	2,231,426
Balance, September 30, 2008	32,811,257	2,494	-	-	181,242,780	2,945,999	184,191,273
Accretion of Trust Account income relating to common stock subject to possible conversion	-	-	-	-	(92,489)	-	(92,489)
Net income for the three months ended December 31, 2008	-	-	-	-	-	63,107	63,107
Balance, December 31, 2008	32,811,257	2,494	-	-	181,150,291	3,009,106	184,161,891
Initial capital issuance and contribution from formation of Two Harbors Investment Corp.	-	-	1,000	10	990	-	1,000
Accretion of Trust Account income relating to common stock subject to possible conversion	-	-	-	-	(92,872)	-	(92,872)
Net loss for the nine months ended September 30, 2009	-	-	-	-	-	(2,323,819)	(2,323,819)
Balance, September 30, 2009	32,811,257	$2,494	1,000	$10	$181,058,409	$685,287	$181,746,200

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from June 26,
	Nine Months Ended	Nine Months Ended	2007* through September
	September 30, 2009	September 30, 2008	30, 2009
Cash Flows From Operating Activities:
Net (loss) income	$(2,323,819)	$2,231,426	$685,287
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in operating assets and liabilities:
Decrease (Increase) in other current assets	15,413	(45,031)	(34,877)
Increase in prepaid corporate taxes	(366,268)	-	(414,537)
(Decrease) in corporate taxes payable	-	(552,146)	-
Increase in accounts payable and accrued expenses	980,188	71,763	1,173,743
Net cash (used in) provided by operating activities	(1,694,486)	1,706,012	1,409,616
Cash Flows From Investing Activities:
Trust Account, restricted	56,692	(477,391)	(259,027,351)
Cash held in Trust Account, interest and dividend income available for working capital and taxes	112,630	594,724	(21,755)
Net cash (used in) provided by investing activities	169,322	117,333	(259,049,106)
Cash Flows From Financing Activities:
Gross proceeds from initial public offering	-	-	250,000,000
Gross proceeds from exercise of underwriters' over-allotment	-	-	12,490,000
Proceeds from notes payable, stockholders	-	-	95,000
Re-payment of notes payable, stockholders	-	-	(95,000)
Proceeds from issuance of stock to initial shareholders	-	-	25,000
Proceeds from issuance of private stock for the formation of Two Harbors Investment Corp.	1,000	-	1,000
Proceeds from issuance of sponsors' warrants	-	-	7,000,000
Payment of underwriting discount and offering expenses	-	-	(10,622,531)
Net cash provided by financing activities	1,000	-	258,893,469
Net (decrease) increase in cash and cash equivalents	(1,524,164)	1,823,345	1,253,979
Cash and cash equivalents at beginning of period	2,778,143	461,475	-
Cash and cash equivalents at end of period	$1,253,979	$2,284,820	$1,253,979
Supplemental Disclosure of Cash Flow Information:
Cash (received) paid for taxes	$-	$1,605,000	$1,755,000
Non-Cash Financing Activity:
Accrual for offering costs charged to additional paid in capital	$-	$-	$511
Accretion of trust account income relating to common stock subject to possible conversion	$92,872	$143,217	$328,578

*  Inception date of Capitol Acquisition Corp. as a development stage company

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
(a development stage company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1.  Organization and Operations

Two Harbors Investment Corp. (“the Company”) is a Maryland corporation formed to invest primarily in residential mortgage-backed securities. The Company is externally managed and advised by PRCM Advisers LLC, a subsidiary of Pine River Capital Management L.P. (“Pine River”), a global multi-strategy asset management firm.  The Company’s common stock and warrants are listed on the NYSE Amex under the symbols “TWO” and “TWO.WS,” respectively.

The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its initial taxable period ending December 31, 2009.  As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income tax to the extent that the Company distributes its taxable income to its stockholders on an annual basis.

 On June 11, 2009, the Company, Two Harbors Merger Corp. (a wholly-owned subsidiary of the Company), Pine River and Capitol Acquisition Corp. (“Capitol”) entered into a merger agreement, which, among other things, provided for the merger of Capitol into Two Harbors Merger Corp., with Capitol being the surviving entity and becoming an indirect wholly-owned subsidiary of the Company.

Capitol, a development stage company, was formed on June 26, 2007 as a publicly registered vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.  On November 14, 2007, Capitol consummated its initial public offering (the “IPO”) and deposited $258,346,625 of net proceeds into the Trust Account, with such funds to be held in trust until the earlier of the completion of Capitol’s initial business combination or November 8, 2009.

The Company was formed solely to complete the merger transaction with Capitol and, prior to such time, had no material assets or liabilities.  On October 26, 2009, a majority of Capitol’s stockholders approved the proposed merger transaction with the Company, and the transaction closed on October 28, 2009.  As part of the merger transaction, certain of Capitol’s officers, directors and special advisors (the “Initial Stockholders”) surrendered their common stock to the Company for no consideration, and their shares were cancelled.  At the closing of the merger transaction, certain holders of common stock that was sold as part of the IPO elected to convert their shares to cash, or sold their shares to the Company, in each case for a price equal to the per share value of cash held in trust, or $9.87 per share.  At the closing, after deducting transaction costs and expenses, and after purchasing or converting to cash the shares of common stock of Capitol stockholders who did not to participate in the merger, the Company had approximately $124 million in cash available to fund investments and operations, and a book value of approximately $9.30 per share.  The remaining Capitol stockholders, and all Capitol warrant holders, exchanged their Capitol shares and warrants for Company shares and warrants on a one-for-one basis.  The new shares and warrants became available to be traded on the NYSE Amex as of October 29, 2009.  The Capitol shares and warrants were retired and delisted upon completion of the merger.   Capitol ceased being a development stage company at the completion of the merger.

Upon completion of the merger, Capitol was considered the accounting acquirer, similar to a reverse merger. As the surviving entity, Capitol’s financial information is presented in this Form 10-Q on a historical carryover basis and the Company has assumed Capitol’s reporting obligations for the period ended September 30, 2009.  As a result, these financial statements are not indicative of the consolidated financial statements of the Company subsequent to October 28, 2009.  See Note 7 – Subsequent Events of the Notes to Financial Statements for expanded discussion of the completed merger.

TWO HARBORS INVESTMENT CORP.
(a development stage company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2.  Basis of Presentation and Significant Accounting Policies

Consolidation and Basis of Presentation

These unaudited, condensed, consolidated interim financial statements of the Company, as of September 30, 2009, and for the three and nine months ended September 30, 2009 and 2008, and for the period from June 26, 2007 (inception date of Capitol, a development stage company) through September 30, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed, consolidated interim financial statements should be read in conjunction with the audited financial statements of Capitol and notes thereto as of December 31, 2008, and for the period ended December 31, 2008 included in Capitol’s Form 10-K filed on March 16, 2009.  The accounting policies used in preparing these unaudited condensed interim financial statements are consistent with those described in the December 31, 2008 financial statements.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.

Reclassifications

Certain amounts in the prior quarters’ condensed financial statements have been reclassified to conform with the presentation in the current year condensed, consolidated financial statements.  These reclassifications have no effect on previously reported income.

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank and cash held in money market funds on an overnight basis.  The Company is required to disclose significant concentrations of credit risk regardless of the degree of risk.  At September 30, 2009, financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents held in the Trust Account.  The Company maintains its Trust Account cash balances in a U.S. Treasury only money market fund at one financial institution and its working capital cash balance at another financial institution.  As of September 30, 2009 the Federal Deposit Insurance Corporation insured balances in bank accounts up to $250,000 and the Securities Investor Protection Corporation insured balances up to $500,000 in brokerage accounts.

TWO HARBORS INVESTMENT CORP.
(a development stage company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Accretion of Trust Account Relating to Common Stock Subject to Possible Conversion

The Company records accretion of the income earned in the Trust Account relating to the common stock subject to possible conversion based on the excess of the earnings for the period over the amount which is available to be used for working capital and taxes.  Since 30% (less one share) of the shares issued in the IPO are subject to possible conversion, the portion of the excess earnings related to those shares are reflected on the balance sheet as part of “Common stock subject to possible conversion” and is deducted from “Additional paid-in capital.”  This portion of the excess earnings is also presented as a deduction from net (loss) income on the Statements of Operations to appropriately reflect the amount of net (loss) income which would remain available to the common stockholders who did not elect to convert their shares to cash.

Taxes

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code (“Code”) and the corresponding provisions of state law.  To qualify as a REIT the Company must distribute at least 90% of its annual REIT taxable income to shareholders (not including taxable income retained in its taxable subsidiaries) within the time frame set forth in the tax code and the Company must also meet certain other requirements.  In addition, because certain activities, if performed by the Company, may cause the Company to earn income which is not qualifying for the REIT gross income tests, the Company has formed taxable REIT subsidiaries, as defined in the Code, to engage in such activities.

The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with overall (“ASC 740-10”) codified guidance.  The Company records these liabilities to the extent the Company deems them incurred.  The Company classifies interest and penalties on material uncertain tax positions as interest expense and operating expense, respectively, in its consolidated statements of (loss) income.

As of September 30, 2009 and the periods prior to that date, Capitol’s operations are taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income (loss).

 (Loss) Earning Per Share

Basic (loss) earnings per share are computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period.  Diluted (loss) earnings per share are computed by dividing net (loss) income by the weighted average number of common shares and potential common shares outstanding during the period.  Potential common shares outstanding are calculated using the treasury stock method, which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercises are used to buy back outstanding common stock at the average market price of the common stock during the reporting period. In accordance with Earnings Per Share (“ASC 260”) codified guidance, if there is a loss from continuing operations, the common stock equivalents are deemed anti dilutive and diluted (loss) earnings per share is calculated in the same manner as basic (loss) earnings per share.

As of September 30, 2009, 7,874,699 shares of common stock that were subject to possible conversion have been excluded from the calculation of basic and diluted earnings per share because such shares, if converted, only participate in their pro rata share of the trust earnings.

Earnings (loss) per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period.  ASC 260 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. In accordance with ASC 260, the Company has not considered the effect of its outstanding warrants in the calculation of diluted earnings per share because the exercise of the warrants is contingent upon the occurrence of future events.

TWO HARBORS INVESTMENT CORP.
(a development stage company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

General Principles

Generally Accepted Accounting Principles (ASC 105).  In June 2009, the FASB issued The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Codification) (the “Codification”) which revises the framework for selecting the accounting principles to be used in the preparation of financial statements that are presented in conformity with GAAP.  The objective of the Codification is to establish the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB.  In adopting the Codification, all non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  The Codification will require any references within the Company’s consolidated financial statements to be modified from FASB issues to ASC.  However, in accordance with the FASB Accounting Standards Codification Notice to Constituents (v 2.0), the Company will not reference specific sections of the ASC but will use broad topic references.  The Company’s recent accounting pronouncements section has been reformatted to reflect the same organizational structure as the ASC.  Broad topic references will be updated with pending content as they are released.

Assets

Investments in Debt and Equity Securities (ASC 320).  New guidance was provided to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities in financial statements.  The guidance revises the OTTI evaluation methodology.  Previously the analytical focus was on whether a company had the “intent and ability to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.”  Now the focus is on whether a company (1) has the intent to sell the investment securities, (2) is more likely than not to be required to sell the investment securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the investment securities. Further, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the statement of operations, while the balance of impairment related to other factors will be recognized in other comprehensive income.  The adoption of this ASC did not have a material impact on the Company’s consolidated financial condition or results of operations for the period ending September 30, 2009.

Broad Transactions

Derivatives and Hedging (ASC 815). Effective January 1, 2009, the FASB issued additional guidance attempting to improve the transparency of financial reporting by mandating the provision of additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  This guidance changed the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To adhere to this guidance, qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts, gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements must be made.  This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage.  Because this ASC impacts the disclosure and not the accounting treatment for derivative instruments and related hedge items, the adoption of this ASC did not have an impact on the Company’s consolidated financial condition or results of operations.

TWO HARBORS INVESTMENT CORP.
(a development stage company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Fair Value Measurements and Disclosures (ASC 820).  In response to the deterioration of the credit markets, the FASB issued guidance clarifying how fair value measurements should be applied when valuing securities in markets that are not active.  It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market.  It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets.  The guidance was effective upon issuance including with respect to prior periods for which financial statements had not been issued.  The FASB also issued additional guidance for determining fair value when the volume and level of activity for an asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities).  The guidance gives specific factors to evaluate if there has been a decrease in normal market activity and if so, provides a methodology to analyze transactions or quoted prices and make necessary adjustments to fair value.  The objective is to determine the point within a range of fair value estimates that is most representative of fair value under current market conditions.  The Company does not foresee this guidance having a material impact on the manner in which the Company expects to estimate fair value.  In August 2009, the FASB provided further guidance regarding the fair value measurement of liabilities.  The guidance states that a quoted price for the identical liability when traded as an asset in an active market is a Level 1 fair value measurement.  If the value must be adjusted for factors specific to the liability, then the adjustment to the quoted price of the asset shall render the fair value measurement of the liability a lower level measurement.  The adoption of this ASC did not have a material impact on the Company’s consolidated financial condition or results of operations for the period ending September 30, 2009.

Financial Instruments (ASC 820-10-50). On April 9, 2009, the FASB issued guidance which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The effective date of this guidance is for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  Because this ASC impacts the disclosure and not the accounting treatment for financial instruments, the adoption of this ASC did not have an impact on the Company’s consolidated financial condition or results of operations.

Subsequent Events (ASC 855).  ASC 855 provides general standards governing accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  ASC 855 also provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions occurring after the balance sheet date.  Because this ASC impacts the disclosure and not the accounting treatment for subsequent events, the adoption of this ASC did not have an impact on the Company’s consolidated financial condition or results of operations.

Transfers and Servicing (ASC 860-10-50).  In February 2008, the FASB issued guidance addressing whether transactions where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions, or are required to be considered “linked” transactions and may be considered derivatives.  This guidance requires purchases and subsequent financing through repurchase agreements to be considered linked transactions unless all of the following conditions apply: (1) the initial purchase and the use of repurchase agreements to finance the purchase are not contractually contingent upon each other; (2) the repurchase financing entered into between the parties provides full recourse to the transferee and the repurchase price is fixed; (3) the financial assets are readily obtainable in the market; and (4) the financial instrument and the repurchase agreement are not coterminous.  The accounting standards governing the transfer and servicing of financial assets are effective for the Company beginning January 1, 2010.  The Company is currently assessing the effect the new standard will have on its financial statements.

TWO HARBORS INVESTMENT CORP.
(a development stage company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 3.  Fair Value of Financial Instruments

The Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheet, for which fair value can be estimated.

The Company’s financial instruments are cash, including cash held in trust (restricted), and cash equivalents.  The carrying value of cash and cash equivalents approximates fair value because of the short maturities of these instruments.

Note 4.  Income Taxes

For the three and nine months ended September 30, 2009, the Company recognized federal tax benefits of $119,483 and $366,268, respectively, resulting from the available carry-back of net losses of $351,421 and $1,077,258, respectively.  The effective tax rates were (11.5%) and (13.6%), respectively for the three and nine months ended September 30, 2009 as compared to the statutory rate of (34%).  The difference between the effective and statutory tax rates was mainly due to the non-deductibility, for tax purposes, of $0.7 million and $1.6 million of acquisition related costs for the three and nine months ended September 30, 2009, respectively.

For the three and nine months ended September 30, 2008, the Company recognized federal tax provisions of $182,556 and $1,052,854, respectively.  The effective tax rate of 32% for the nine months ended as compared to the statutory rate of 34% was driven by the utilization of a tax over accrual for the prior year.

Note 5.  Stockholder’s Equity

As of September 30, 2009, the Company and its predecessor entity, Capitol, had issued a certain amount of private common stock in Two Harbors Investment Corp. and publicly registered common stock of Capitol Acquisition Corp.  The stockholder’s equity as of September 30, 2009 is not reflective of the equity in the Company post-merger, which is discussed in Note 7 – Subsequent Events of the Notes to the Financial Statements.

The following section discloses the components of stockholder’s equity as of September 30, 2009.

Private Common Stock of Two Harbors Investment Corp. as of September 30, 2009

As of September 30, 2009, 1,000 shares of common stock ($0.01 par) were issued and outstanding.  Pine River is the sole owner of this stock.   These shares of  Company stock issued to Pine River on June 11, 2009 upon incorporation were repurchased under the terms of the completed merger with Capitol on October 28, 2009.

Registered Preferred Stock of Capitol Acquisition Corp. as of September 30, 2009

Capitol is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  As of September 30, 2009, no shares of preferred stock were issued or outstanding, and no preferred stock has been issued subsequent to such date by either Capitol or the Company.

TWO HARBORS INVESTMENT CORP.
(a development stage company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Registered Common Stock of Capitol Acquisition Corp. (predecessor of Two Harbors Investment Corp.)

Capitol was initially authorized to issue 50,000,000 shares of common stock with a par value of $.0001 per share.  Capitol’s Certificate of Incorporation was amended prior to the completion of the public offering to increase the number of authorized shares of common stock from 50,000,000 to 75,000,000.

As of September 30, 2009, there were 32,811,257 shares of common stock outstanding and 33,249,000 warrants outstanding.  All shares of common stock owned by the Initial Stockholders (a total of 6,562,257 shares) were surrendered and cancelled as of October 28, 2009, as part of the closing of the merger transaction with the Company.

Upon completion of the merger transaction with the Company, Capitol’s outstanding common stock (other than stock that was cancelled, converted to cash or sold to Capitol for cash at the closing of the merger), and Capitol’s warrants, were converted into like securities of Two Harbors Investment Corp., on a one-to-one basis.

Note 6.  Commitments and Contingencies

As of September 30, 2009, the Company and principally its subsidiary, Capitol, were parties to various consulting, underwriting and operational agreements.  The majority of these agreements contained terms which were contingent upon the completion of the merger with the Company.  Subsequent to the completion of the merger, the Company made payments to the various counterparties and the on-going commitments and contingencies were otherwise fulfilled.  See Note 7 – Subsequent Events of the Notes to Financial Statements

Note 7.  Subsequent Events

On October 26, 2009, Capitol’s stockholders approved the proposed merger transaction with the Company, and the transaction closed on October 28, 2009.  In connection with the closing, Capitol’s outstanding common stock and warrants were converted into like securities of the Company, on a one-to-one basis.  The holders of Capitol’s common stock and warrants became holders of the securities of the Company after the merger in the same proportion as their holdings in Capitol immediately before the merger, except as (i) increased by (A) the cancellation of 6,562,257 shares of Capitol common stock (the “Founders’ Shares”) held by the Initial Stockholders, (B) conversion of 6,875,130 shares of Capitol common stock sold in Capitol’s initial public offering (“Public Shares”) by holders thereof who exercised their conversion rights to have their shares converted from the funds held in the Trust Account into $9.87 per share and (C) the purchase of 5,994,661 Public Shares pursuant to forward sales agreements that provided for Capitol to purchase such shares after the closing of the merger at a price of $9.87 per share and (ii) decreased by the issuance of 22,159 shares of restricted stock to the Company’s independent directors at the closing.

In addition, in connection with the closing of the merger transaction, the Company entered into a supplement and amendment to the warrant agreement that governs the warrants, the terms of which, among other things, (i) increased the exercise price of the warrants from $7.50 per share to $11.00 per share, (ii) extended the expiration date of the warrants from November 7, 2012 to November 7, 2013 and (iii) limited a holder’s ability to exercise warrants to ensure that such holder’s Beneficial Ownership or Constructive Ownership as defined in the Company’s charter does not exceed the restrictions contained in the charter limiting the ownership of shares of the Company’s common stock.

The Company has also entered into a management agreement with PRCM Advisers LLC, pursuant to which PRCM Advisers LLC is entitled to receive a management fee and the reimbursement of certain expenses from the Company.  PRCM Advisers LLC uses the proceeds from its management fee in part to pay compensation to Pine River’s officers and personnel who, notwithstanding that certain of them also are officers of the Company, receive no cash compensation directly from the Company.  However, the Company reimburses PRCM Advisers LLC for (i) the Company’s allocable share of the compensation paid by PRCM Advisers LLC to its personnel serving as the Company’s principal financial officer and general counsel and personnel employed by PRCM Advisers LLC as in-house legal, tax, accounting, consulting, auditing, administrative, information technology, valuation, computer programming and development and back-office resources to the Company, and (ii) any amounts for personnel of PRCM Advisers LLC’s affiliates arising under a shared facilities and services agreement.

TWO HARBORS INVESTMENT CORP.
(a development stage company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

At the closing, after deducting transaction costs and expenses and payments to Capitol stockholders, the Company had approximately $124 million in cash available to fund investments and operations, and a book value of approximately $9.30 per share.  The cash held by the Company, including the cash held in the Trust Account, totaling approximately $260 million as of September 30, 2009 was reduced at the completion of the merger for:  (1)  payment of approximately $8 million related to transaction costs incurred and payable upon the close of the merger for underwriting, accounting, legal, advisory and other transaction related services, (2)  reduction of cash of approximately $127 million for the conversion or forward sales agreements of Capitol’s public shares into their pro rata share of the funds in the trust, which equates to the value of 12,869,791 shares of common stock (49.0% of the Public Shares) at a value of $9.87 per share, the current per share conversion price, and (3)  payment of approximately $0.5 million of operating expenses incurred by Capitol to support operations up to the closing of the merger.

As of December 8, 2009, the Company had acquired a portfolio of its target assets with an aggregate acquisition cost of approximately $488 million, using the $124 million of cash available to fund investments.  The investment portfolio was comprised of approximately $410 million of agency residential mortgage-backed securities (“RMBS”), approximately $62 million of non-agency RMBS and approximately $16 million of interest-only securities.  The Company also had entered into repurchase agreements totaling approximately $264 million with  additional repurchase agreements totaling approximately $119 million expected to be entered into subsequently on settlement of open trade positions.  The initial aggregate portfolio of $488 million reflects an estimated 95% capital deployment of the target investment portfolio as of December 8, 2009.

Events subsequent to September 30, 2009 were evaluated through December 11, 2009, the date of which these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a recently formed company that focuses on investing in, financing and managing RMBS and mortgage loans and intend to qualify as a real estate investment trust (“REIT”) as defined under the Internal Revenue Code (“Code”).

The terms “Two Harbors,” “we,” “our,” and “us” refer to Two Harbors Investment Corp. and its subsidiaries as a consolidated entity.  The term “Capitol” refers to Capitol Acquisition Corp., which subsequent to the closing of the merger transaction became a wholly-owned indirect subsidiary of Two Harbors.  Upon completion of the merger, Capitol was considered the accounting acquirer, similar to a reverse merger. As the surviving entity, Capitol’s financial information is presented in this Form 10-Q on a historical carryover basis and the Company has assumed Capitol’s reporting obligations for the period ended September 30, 2009.  As a result, these financial statements are not indicative of the consolidated financial statements of the Company subsequent to October 28, 2009.  See Note 7 – Subsequent Events of the Notes to Financial Statements for expanded discussion of the completed merger.

Our objective is to provide attractive risk-adjusted returns to our investors over the long term, primarily through dividends and secondarily through capital appreciation.  We intend to acquire and manage a portfolio of mortgage-backed securities, focusing on security selection and the relative value of various sectors within the mortgage market.  We seek to invest in the following asset classes:

•	RMBS for which a U.S. Government agency or a federally chartered corporation guarantees payments of principal and interest on the securities (“Agency RMBS”),

•	RMBS that are not issued or guaranteed by a U.S. Government agency or federally chartered corporation (“non-Agency RMBS”), and

•	Assets other than RMBS, comprising approximately 5% to 10% of the portfolio.

We expect to deploy moderate leverage as part of our investment strategy, through, with respect to Agency RMBS, short-term borrowings structured as repurchase agreements and, with respect to non-Agency RMBS, private funding sources.  We may also finance portions of our portfolio through non-recourse term borrowing facilities and equity financing provided by government programs, if such financing becomes available.

Our objective is to capitalize on the current dislocation impacting the residential mortgage market by acquiring, financing and managing a diversified portfolio of our target assets.  Since 2007, adverse changes in financial market conditions have resulted in a deleveraging of the global financial system and the sale of large quantities of mortgage-related and other financial assets.  As a result of these conditions, many traditional mortgage investors have suffered severe losses in their residential mortgage portfolios and several traditional providers of capital have left the market, resulting in a significant contraction in market liquidity for mortgage-related assets.  These circumstances have created the opportunity to acquire RMBS assets at lower values and higher yield compared to prior periods.

We are a Maryland corporation that commenced operations upon completion of the merger with Capitol, which is described in more detail below. We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable period ending December 31, 2009.  To qualify as a REIT we will be required to meet certain investment and operating test and annual distribution requirements. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which does not qualify for the REIT purposes. We have preserved Capitol as a taxable REIT subsidiary (or “TRS”), as defined in the Code, to engage in such activities, and we may in the future form additional TRS’s.  We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”).

Capitol Acquisition Corp. (as of September 30, 2009 and pre-merger)

Capitol was a blank check company formed under the laws of the State of Delaware on June 26, 2007 to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets.  On November 14, 2007, Capitol completed its initial public offering of 25,000,000 units at a price of $10.00 per unit.  Capitol received net proceeds of approximately $239.8 million from its initial public offering.  Each unit consisted of one share of Capitol’s common stock and one Redeemable Common Stock Purchase Warrant.  Each warrant entitled the holder to purchase from Capitol one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination or November 8, 2008 and expiring November 8, 2012.

Capitol received proceeds of $12,021,625, net of underwriting discounts of $468,375, on December 12, 2007, as a result of the underwriters exercising their over-allotment option of 1,249,000 units.

Pursuant to subscription agreements dated October 12, 2007, certain of the Initial Stockholders, purchased from Capitol, in the aggregate, 7,000,000 warrants for $7,000,000.  The purchase and issuance of these warrants occurred simultaneously with consummation of the IPO on a private placement basis.  All of the proceeds received from the foregoing sale of securities were placed in the Trust Account.

Capitol Acquisition Corp. (post-merger)

On October 26, 2009, the majority of Capitol’s stockholders approved the proposed merger transaction with Two Harbors, and the transaction closed on October 28, 2009.  In connection with the closing, Capitol’s outstanding common stock and warrants were converted into like securities of the Company, on a one-to-one basis.  The holders of Capitol’s common stock and warrants became holders of the securities of the Company after the merger in the same proportion as their holdings in Capitol immediately before the merger, except as (i) increased by (A) the cancellation of 6,562,257 shares of Capitol common stock (the “Founders’ Shares”) held by the Initial Stockholders, (B) conversion of 6,875,130 shares of Capitol common stock sold in Capitol’s initial public offering (“Public Shares”) by holders thereof who exercised their conversion rights to have their shares converted from the funds held in the Trust Account into $9.87 per share and (C) the purchase of 5,994,661 Public Shares pursuant to forward sales agreements that provided for Capitol to purchase such shares after the closing of the merger at a price of $9.87 per share and (ii) decreased by the issuance of 22,159 shares of restricted stock to the Company’s independent directors at the closing.  In addition, in connection with the closing, the Company entered into a supplement and amendment to the warrant agreement that governs the warrants, the terms of which, among other things, (i) increased the exercise price of the warrants from $7.50 per share to $11.00 per share, (ii) extended the expiration date of the warrants from November 7, 2012 to November 7, 2013 and (iii) limited a holder’s ability to exercise warrants to ensure that such holder’s Beneficial Ownership or Constructive Ownership as defined in the Company’s charter does not exceed the restrictions contained in the charter limiting the ownership of shares of the Company’s common stock.

In accordance with the merger agreement, Capitol merged with and into Two Harbors Merger Corp., a wholly-owned subsidiary of Two Harbors, with Capitol being the surviving entity and becoming a wholly-owned subsidiary of Two Harbors.

The following chart shows our structure subsequent to the completion of the merger.  We conduct substantially all of our operations through our wholly-owned subsidiary, Two Harbors Operating Company LLC (the “Subsidiary LLC”).  The Subsidiary LLC in turn conducts its business through two separate subsidiaries, which hold different combinations of our target asset classes. Capitol is one such subsidiary, which we have elected to treat as a TRS.

Recent Developments

Following the completion of the merger transaction on October 28, 2009, we have been actively working to deploy our initial capital of $124 million.  As of December 8, 2009, we have invested the net proceeds from the merger transaction, as well as funds that we borrowed under repurchase agreements, to purchase approximately $488 million of RMBS.  The following table depicts the investment portfolio composition:

Agency Bonds	Amount ($M)	Weighted Average Coupon (%)	Weighted Average Price ($)	Estimated Yield Range[1] (%)
Fixed Rate Bonds	$99	5.23%	$104.6	4.00-4.30%
Hybrid ARMs	$311	4.38%	$104.9	2.25-2.50%
Total Agency	$410	-	-	2.60-3.00%

Non-Agency Bonds	Amount ($M)	Weighted Average Coupon (%)	Weighted Average Price ($)	Estimated Yield Range[1] (%)
Senior Bonds	$37	2.86%	$55.3	8-12%
Mezzanine Bonds	$25	2.55%	$38.9	12-20%
Total Non-Agency	$62	-	-	10-15%

Interest Only Bonds	Amount ($M)	Weighted Average Coupon (%)	Weighted Average Price ($)	Estimated Yield Range[1] (%)
IO Bonds	$16	-	-	10-15%

(1)
Actual realized yields will depend on realized prepayment speeds for Agency bonds.  In addition to prepayment speeds, actual yields will depend on the timing and extent of loan defaults and recoveries for Non-Agency bonds.  Estimated yields do not include any costs of operating or managing Two Harbors and are not an indication of estimated earnings.

We have entered into master repurchase agreements with five counterparties.  As of December 8, 2009, we had borrowed $264 million under those master repurchase agreements to finance our purchase of agency RMBS.  In addition, we expect to borrow an additional $119 million for the funding of the securities noted above to settle open trade positions.  The estimated weighted average rate for our total borrowing is 0.34% and our current debt to equity ratio will be approximately 3.09:1.

Overall, we have deployed approximately 95% of the portfolio’s target aggregate investments as indicated by the following table:

Aggregate Capital for Investment ($M)	$124

Asset	Target Allocation (%)	Capital for Investment[1] ($M)	Assumed Haircut (%)	Total Target Assets[1] ($M)	Total Assets Purchased ($M)	Invested (%)
Agency	30 - 35%	$40	10%	$400	$410	100%
Non-Agency Senior	25 - 30%	$34	50%	$68	$37	54%
Non-Agency Mezzanine	15 - 25%	$25	100%	$25	$25	100%
IO Bonds	10 - 20%	$19	100%	$19	$16	84%
Cash[2]	0 - 10%	$6	100%		-	-
	100%	$124		$512	$488	95%

(1)	Portfolio assumes mid-point of the range for each asset class.

(2)
Cash target represents current working capital for excess liquidity requirements and Two Harbors operating activities.  Current cash allocation depicted is not necessarily reflective of future cash balances to be held by the Company when fully invested.  Cash is anticipated to yield approximately 0.00% to 0.25%.

Cautionary Statement

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events.  Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “target,” “assume,’ “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions.  These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in this Quarterly Report on Form 10-Q, under the caption “Risk Factors.”  Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the SEC, including reports on Forms 10-Q and 8-K.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Summary of Results of Operations and Financial Condition

For the three months ended September 30, 2009 and 2008, we had net (loss) income of $(919,927) and $548,631 after a benefit (provision) for income taxes of $119,483 and $(182,556).  For the nine months ended September 30, 2009 and 2008, we had a net (loss) income of $(2.3 million) and $2.2 million after a benefit (provision) for income taxes of $366,268 and $(1.1 million).  For the period from June 26, 2007 (inception) through September 30, 2009, we had net income of $685,287 after a provision for income taxes of $1,340,463.  We incurred operating expenses for the three months ended September 30, 2009 and 2008 of $1.0 million and $225,564, for the nine months ended September 30, 2009 and 2008 of $2.7 million and $776,333, and for the period from June 26, 2007 (inception) through September 30, 2009 of $3.9 million.  These costs consisted primarily of professional and consulting fees (of which $1.6 million relates to the costs incurred for the merger with Two Harbors Investment Corp.).

As of the date of this filing, Two Harbors, excluding the historical operations of Capitol, had limited operations.  We commenced operations following the consummation of our merger with Capitol and the subsequent release of funds from Capitol’s trust account to us.

Factors Impacting Two Harbors’ Operating Results

We expect that the results of our operations will be affected by a number of factors and will depend on, among other things, the level of our net interest income and the market value of our assets.  Our net interest income will include income from our RMBS and other investments and will reflect the amortization of purchase premiums and accretion of purchase discounts.  Net interest income will vary primarily as a result of changes in market interest rates, our financing costs, and prepayment speeds on our assets.  Interest rates, financing costs and prepayment rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.  Our operating results may also be affected by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans collateralize our non-Agency RMBS.

Changes in Market Value of Two Harbors’ Assets.  Our business strategy is to hold our target assets as long-term investments.  As such, we expect that our RMBS will be carried at their fair value, as available-for-sale, with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders’ equity, rather than through earnings.  As a result, we do not expect that changes in the market value of the assets will normally impact our operating results.  However, at least on a quarterly basis, we will assess both our ability and intent to continue to hold our assets as long-term investments.  As part of this process, we will monitor our target assets for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our investment securities could result in us recognizing an impairment charge or realizing losses upon the sale of such securities.

Changes in Market Interest Rates. With respect to our business operations, increases in interest rates, in general, may over time cause:

•	the interest expense associated with our borrowings to increase;

•	the value of our fixed-rate RMBS portfolio to decline;

•	coupons on our adjustable-rate and hybrid RMBS to reset, although on a delayed basis, to higher interest rates;

•	prepayments on our RMBS portfolio to slow, thereby slowing the amortization of Two Harbors’ purchase premiums and the accretion of our purchase discounts; and

•	to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase.

Conversely, decreases in interest rates, in general, may over time cause:

•	prepayments on our RMBS portfolio to increase, thereby accelerating the amortization of our purchase premiums and the accretion of our purchase discounts;

•	the interest expense associated with our borrowings to decrease;

•	the value of our fixed-rate RMBS portfolio to increase;

•	to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease, and

•	coupons on our adjustable-rate and hybrid RMBS assets to reset, although on a delayed basis, to lower interest rates.

Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our qualification as a REIT.

Prepayment Speeds.  Prepayment speeds may be affected by a number of factors including the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the mortgage loans, the amount remaining on the loan, the age of the homeowner, possible changes in tax laws, other opportunities for investment, homeowner mobility and other economic, social, geographic, demographic and legal factors.  We expect that, over time, our adjustable-rate and hybrid RMBS will experience higher prepayment rates than fixed-rate RMBS, because we believe that homeowners with adjustable-rate and hybrid mortgage loans exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers.

Credit Risk.  Although we do not expect to encounter credit risk in our Agency RMBS, we do expect to be subject to varying degrees of credit risk in connection with non-Agency RMBS and other target assets.  We will seek to manage this risk through our pre-acquisition due diligence process, and with respect to any particular target asset, PRCM Advisers LLC’s investment team will evaluate relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral.  Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results.

Size of Portfolio; Leverage.  The size of our portfolio of assets, as measured by the aggregate principal balance of our mortgage-related securities and the other assets we own, is also a key revenue driver.  We may employ moderate leverage to increase the size of our investment portfolio, where we believe it can improve risk-adjusted returns to investors.  Generally, as the size of our portfolio grows, the amount of interest income we receive increases.  To the extent we employ leverage to increase the size of the portfolio; our interest expense will also increase.  A larger portfolio may also result in increased operating expenses, although we expect to achieve economies of scale with respect to operating expenses.

Spreads on RMBS.  The spread between the yield on our assets and our funding costs will affect the performance of our business.  The spread between U.S. Treasuries and RMBS has recently been volatile.  Wider spreads imply greater income on new asset purchases but may have a negative impact on our stated book value.  Wider spreads may also negatively impact asset prices.  In an environment where spreads are widening, counterparties may require additional collateral to secure borrowings which may require us to reduce leverage by selling assets.  Conversely, tighter spreads imply lower income on new asset purchases but may have a positive impact on our stated book value.  Tighter spreads may have a positive impact on asset prices.  In this case, we may be able to reduce the amount of collateral required to secure borrowings.

Extension Risk.  PRCM Advisers LLC will compute the projected weighted-average life of our assets based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages.  In general, when we acquire a fixed-rate, adjustable rate or hybrid RMBS, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets.  This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related assets.  However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument.  This could have a negative impact on our results of operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the adjustable rate or hybrid RMBS would remain fixed.  This situation may also cause the market value of our adjustable rate or hybrid RMBS to decline, with little or no offsetting gain from the related hedging transactions.  In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Market Conditions.  We believe that our target assets present attractive risk-adjusted return profiles. Since 2007, adverse changes in financial market conditions have resulted in a deleveraging of the global financial system and the sale of large quantities of mortgage-related and other financial assets. As a result of these conditions, many traditional mortgage investors have suffered severe losses in their residential mortgage portfolios and several traditional providers of capital have left the market, resulting in a significant contraction in market liquidity for mortgage-related assets.  We believe Fannie Mae and Freddie Mac, historically the overseers of relative value in the RMBS markets, are constrained from participating in the current price discrepancies because of their weakened financial condition.  The capital bases of other traditional market participants such as proprietary trading desks and hedge funds have been reduced, and there has been continued forced selling by those participants that remain.  These circumstances have created the opportunity to acquire RMBS assets at lower values and higher yields compared to prior periods.

We believe that market conditions will continue to affect our operating results and will cause us to adjust our acquisition and financing strategies over time as new opportunities emerge and risk profiles of our business change.

Dividends

We intend to pay regular quarterly dividends to holders of our common stock.  U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of our net taxable income.  Subject to the requirements of the Maryland General Corporation Law, we intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors.  Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable.  If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to pay cash dividends or we may make a portion of the required dividend in the form of a taxable stock dividend or dividend of debt securities.  In addition, prior to the time we have fully used the funds released to us from the Trust Account to acquire our target assets; we may fund quarterly dividends out of such funds.

Liquidity and Capital Resources

As of September 30, 2009, we held cash in our operating account of $1.3 million and an additional $259.0 million in its Trust Account of which $21,755 was available for us to use for taxes and the remainder could only be used in connection with an acquisition, or full or partial conversion of the shares issued pursuant to the offering.  From the date of Capitol’s initial public offering, through the merger transaction with Two Harbors, our only source of income has been from interest and dividends earned on its cash accounts.  Upon consummation of its initial public offering through March 27, 2008, the proceeds were invested in the Merrill Lynch Government Fund, an institutional money market mutual fund that invests all its assets in U.S. government securities, U.S. government agency securities and securities issued by U.S. government sponsored enterprises and repurchase agreements involving such securities.  Since March 28, 2008, through completion of the merger transaction with Two Harbors, such proceeds were invested in the Merrill Lynch Treasury Fund (Symbol:MLTXX), an institutional money market mutual fund that invests all its assets in direct obligations of the U.S. Treasury.

Liquidity is a measure of our ability to meet potential cash requirements, including on-going commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs.  We will require significant cash to purchase our target assets, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations subsequent to the completed merger.

Our primary sources of cash consist of the approximately $124 million in cash available to fund investments and operations that was released to us from Capitol’s Trust Account upon closing of the merger transaction, payments of principal and interest we receive on our portfolio of assets, cash generated from our operating results, unused borrowing capacity under our financing sources and proceeds that may be received from the exercise of our warrants (other than the warrants owned by the Initial Stockholders which can be exercised on a non-cash basis).  Our primary sources of financing are expected to be through repurchase agreements, but our financing sources may also include credit facilities (including term loans and revolving facilities).  Our plan is to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions.  We may deploy, on a debt-to-equity basis, up to seven to ten times leverage on our Agency RMBS assets.  We may under current market conditions deploy some leverage on our non-Agency RMBS assets utilizing repurchase agreements as the source of financing.  Also, we may increase our use of leverage for non-Agency RMBS in conjunction with financings that may be available under programs established by the U.S. government.  However, as of the date hereof, the government has suspended its former plans to expand the Federal Reserve System’s Term Asset-Backed Securities Loan Facility (“TALF”) program to include RMBS and the Public-Private Investment Program’s (the “PPIP”) Legacy Loans Program is not currently available to us at this time.  As a result, there is considerable uncertainty as to whether we will ultimately be able to access government financing.  We may also raise capital by issuing unsecured debt or shares of preferred or common stock.  Credit Suisse Securities (USA) LLC and the underwriters in Capitol’s initial public offering have certain rights to participate in future securities offerings by us.

Under our repurchase agreements, we are required to pledge additional assets as collateral to our repurchase agreement counterparties (lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral.  Margin calls result from a decline in the value of our assets collateralizing the repurchase agreements, generally following the monthly principal reduction of such investments due to scheduled amortization and prepayments on the underlying mortgages, changes in market interest rates, a decline in market prices affecting such investments and other market factors.  To cover a margin call, we may pledge additional securities or cash.  At maturity, any cash on deposit as collateral (i.e., restricted cash), if any, would generally be applied against the repurchase agreement balance, thereby reducing the amount borrowed.  Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

While we generally intend to hold our target assets as long-term investments, certain of our investment securities may be sold in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  The timing and impact of future sales of investment securities, if any, cannot be predicted with any certainty.  Because our investment securities are generally financed with repurchase agreements, and may be financed with credit facilities (including term loans and revolving facilities) and borrowings under programs established by the U.S. government, a significant portion of the proceeds from sales of our investment securities (if any), prepayments and scheduled amortization will be used to repay balances under these financing sources.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

As of September 30, 2009, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Subsequent to the merger, a number of master repurchase agreements have been established with counterparties and we expect additional master repurchase agreements will be executed.

We have entered into a management agreement with PRCM Advisers LLC, pursuant to which PRCM Advisers LLC is entitled to receive a management fee and the reimbursement of certain expenses from us.  PRCM Advisers LLC uses the proceeds from its management fee in part to pay compensation to Pine River’s officers and personnel who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.  However, we reimburse PRCM Advisers LLC for (i) our allocable share of the compensation paid by PRCM Advisers LLC to its personnel serving as our principal financial officer and general counsel and personnel employed by PRCM Advisers LLC as in-house legal, tax, accounting, consulting, auditing, administrative, information technology, valuation, computer programming and development and back-office resources to us, and (ii) any amounts for personnel of PRCM Advisers LLC’s affiliates arising under a shared facilities and services agreement.

We expect to enter into certain contracts that may contain a variety of indemnification obligations, principally with brokers, underwriters and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations may be unlimited.

Critical Accounting Policies

Our critical accounting policies as of September 30, 2009 are disclosed in Note 2 – Basis of Presentation and Significant Accounting Policies of the Notes to the Financial Statements.

The following discussion addresses the accounting policies that we will apply based on our expected initial operations subsequent to the merger.  Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses.  We believe that all of the decisions and assessments upon which our financial statements will be based will be reasonable at the time made and based upon information available to us at that time.  Our critical accounting policies and accounting estimates will be expanded over time as we fully implement our strategy.  Those material accounting policies and estimates that we initially expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Classification of Investment Securities and Valuations of Financial Instruments

Our RMBS investments are expected to initially consist primarily of Agency RMBS and non-Agency RMBS that we will classify as either available-for-sale or held-to-maturity.  As such, we expect that our RMBS classified as available-for-sale will be carried at their fair value, with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders’ equity, rather than through earnings.  We do not intend to hold any of our investment securities for trading purposes; however, if our securities were classified as trading securities, there could be substantially greater volatility in our earnings, as changes in the fair value of securities classified as trading are recorded through earnings.

When the estimated fair value of an available-for-sale or held-to-maturity security is less than amortized cost, we will consider whether there is an other-than-temporary impairment in the value of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the statement of operations, while the balance of impairment related to other factors will be recognized in other comprehensive income.  The determination of whether a security is other-than-temporarily impaired will involve judgments and assumptions based on subjective and objective factors. Consideration will be given to whether a company (1) has the intent to sell the investment securities, (2) is more likely than not to be required to sell the investment securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the investment securities.  Investments with unrealized losses will not be considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the amortized cost basis of the investments.

The methods used by us to estimate fair value may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while we anticipate that our valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  We will use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

Interest Income Recognition

We expect that interest income on our Agency RMBS and non-Agency RMBS will be accrued based on the actual coupon rate and the outstanding principal balance of such securities.  Premiums and discounts will be amortized or accreted into interest income over the lives of the securities using the effective yield method, as adjusted for actual prepayments.

We expect that interest income on our securities rated below AAA, including unrated securities, will be recognized in accordance with estimated cash flows.  Cash flows from a security are estimated applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the investment are recognized as interest income under the effective yield method.  We will review and, if appropriate, make adjustments to our cash flow projections at least quarterly and monitor these projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized on, or the carrying value of, such securities.

For pools of whole loans purchased at a discount, we will account for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  We will limit the yield that may be accreted (accretable yield) to the excess of an estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the initial investment.  The excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) will not be recognized as an adjustment of yield, loss accrual, or valuation allowance.  Subsequent increases in cash flows expected to be collected will be recognized prospectively through adjustment of the yield over the remaining life of the security.  Decreases in cash flows expected to be collected will be recognized as impairment.

Derivative Financial Instruments and Hedging Activities

We will apply the provisions of ASC 815, Derivatives and Hedging, which requires an entity to recognize all derivatives as either assets or liabilities in the balance sheets and to measure those instruments at fair value.  Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

In the normal course of business, we may use a variety of derivative financial instruments to manage, or hedge, interest rate risk.  These derivative financial instruments must be effective in reducing our interest rate risk exposure in order to qualify for hedge accounting.  When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled.  Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income.

Derivatives will be used for hedging purposes rather than speculation.  We will rely on quotations from a third party to determine these fair values.  If our hedging activities do not achieve their desired results, our reported earnings may be adversely affected.

Income Taxes

Our financial results are generally not expected to reflect provisions for current or deferred income taxes.  We plan to operate in a manner that will allow us to qualify for taxation as a REIT.  As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal corporate level taxes.  Many of the REIT requirements, however, are highly technical and complex.  If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income taxes.

Recent Accounting Pronouncements

Refer to Note 2 — Basis of Presentation and Significant Accounting Policies of the Notes to the Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2009, our efforts were limited to organizational activities, activities relating to our initial public offering and the search for a candidate for a business combination, and activities relating to the merger transaction with Two Harbors; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument.  These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices.  As of September 30, 2009, the proceeds held in trust are invested in the Merrill Lynch Treasury Fund (Symbol: MLTXX), an institutional money market mutual fund that invests all its assets in direct obligations of the U.S. Treasury.  Thus, as of September 30, 2009, we were subject to market risk primarily through the effect of changes in interest rates on such fund and its underlying investments.  At September 30, 2009, the effective annualized interest rate payable on our investment was approximately 0.00%.  As of September 30, 2009, we do not believe that the effect of a decrease in interest rates or other changes, such as foreign exchange rates, commodity prices and/or equity prices posed significant market risk for us.

After the closing of the merger transaction with Two Harbors, we seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock.  While we do not seek to avoid risk completely, we believe that risk can be quantified from historical experience and seeks to actively manage our risk levels in order to earn sufficient compensation to justify the risks we undertake and to maintain capital levels consistent with taking such risks.

To reduce the risks to our portfolio, we employ portfolio-wide and security-specific risk measurement and management processes in our daily operations.  PRCM Advisers LLC’s risk management tools include software and services licensed or purchased from third parties, in addition to proprietary software and analytical methods developed by Pine River.  There can be no guarantee that these tools will protect us from market risks.

Credit Risk

We believe that our investment strategy will generally keep our risk to credit losses low to moderate. However, we retain the risk of potential credit losses on all of the loans underlying the non-Agency RMBS we hold.  We seek to manage this risk through our pre-acquisition due diligence process.  In addition, with respect to any particular target asset, PRCM Advisers LLC’s investment team evaluates relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control.  We will be subject to interest rate risk in connection with our assets and related financing obligations.  In general, we finance the acquisition of our target assets through financings in the form of repurchase agreements, and may also use credit facilities (including term loans and revolving facilities) and borrowings under programs established by the U.S. government.  Subject to maintaining our qualification as a REIT, we may engage in a variety of interest rate management techniques that seek to mitigate the influence of interest rate changes on the values of our assets.

We may utilize interest-only securities as well as derivative financial instruments, including puts and calls on securities or indices of securities, interest rate swaps, interest rate caps, interest rate swaptions, exchange-traded derivatives, U.S. Treasury securities and options on U.S. Treasury securities and interest rate floors to hedge all or a portion of the interest rate risk associated with our portfolio.  We may seek to hedge interest rate risk with respect to both the fixed income nature of our assets and to the financing of our portfolio.  In hedging interest rates with respect to our fixed income assets, we will seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets.  In utilizing interest rate hedges with respect to our financing, we will seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing.  We rely on PRCM Advisers LLC’s expertise to manage these risks on our behalf.   We may implement part of our hedging strategy through Capitol or other domestic TRSs which will be subject to U.S. federal, state and, if applicable, local income tax.

Interest Rate Effect on Net Interest Income

Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing and hedging activities. The costs associated with our borrowings are generally based on prevailing market interest rates.  During a period of rising interest rates, our borrowing costs generally will increase (1) while the yields earned on our leveraged fixed-rate RMBS will remain static and (2) at a faster pace than the yields earned on our leveraged adjustable-rate and hybrid RMBS, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time, as well as the magnitude and duration of the interest rate increase.  Further, an increase in short-term interest rates could also have a negative impact on the market value of our target assets.  If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

Hedging techniques are partly based on assumed levels of prepayments of our target assets.  If prepayments are slower or faster than assumed, the life of the investment will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.  Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.

We acquire adjustable-rate and hybrid RMBS.  These are assets in which the underlying mortgages are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security’s interest yield may change during any given period.  However, our borrowing costs pursuant to our financing agreements are not subject to similar restrictions.  Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our adjustable-rate and hybrid RMBS would effectively be limited.  This issue will be magnified to the extent we acquire adjustable-rate and hybrid RMBS that are not based on mortgages which are fully indexed.  In addition, adjustable-rate and hybrid RMBS may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding.  This could result in our receipt of less cash income on such assets than we would need to pay the interest cost on our related borrowings.  These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk

We may fund a portion of our acquisition of adjustable-rate and hybrid RMBS assets with borrowings that are based on the London Interbank Offered Rate (“LIBOR”), while the interest rates on these assets may be indexed to LIBOR or another index rate, such as the one-year Constant Maturity Treasury (“CMT”) index, the Monthly Treasury Average (“MTA”) index or the 11th District Cost of Funds Index (“COFI”).  Accordingly, any increase in LIBOR relative to one-year CMT rates, MTA or COFI will generally result in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earnings on these assets.  Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our stockholders.  To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above.

Our analysis of risks is based on PRCM Advisers LLC and its affiliates’ experience, estimates, models and assumptions.  These analyses rely on models which utilize estimates of fair value and interest rate sensitivity.  Actual economic conditions or implementation of decisions by PRCM Advisers LLC may produce results that differ significantly from the estimates and assumptions used in our models.

Prepayment Risk

Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on an asset to be less than expected.   As we receive prepayments of principal on our assets, premiums paid on such assets will be amortized against interest income.  In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the assets.  Conversely, discounts on such assets are accreted into interest income.  In general, an increase in prepayment rates will accelerate the accretion of purchase discounts, thereby increasing the interest income earned on the assets.

Market Risk

Market value risk.  Our available-for-sale securities are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income.  The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors.  Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase.  As market volatility increases or liquidity decreases, the fair value of our assets may be adversely impacted.

Real estate risk.  Residential RMBS and residential property values are subject to volatility and may be affected adversely by a number of factors, including national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes.  In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans or loans, as the case may be, which could also cause us to suffer losses.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) of the Securities Exchange Act) as of the end of the period covered by this quarterly report.  Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, (1) were effective in ensuring that information regarding the Company and its subsidiaries is made known to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.  There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, we are not aware of any legal proceedings that have or will be taken against us.

Item 1A. Risk Factors

The following is a summary of the risk factors that we believe are most relevant to our business. These are factors which, individually or in the aggregate, we think could cause our actual results to differ significantly from anticipated or historical results.  In addition to understanding the key risks described below, investors should understand that it is not possible to predict or identify all risk factors, and consequently, the following is not a complete discussion of all potential risks or uncertainties.

Risks Related to Two Harbors’ Business and Operations

The value of your investment in Two Harbors is subject to the significant risks affecting REITs, and mortgage REITs in particular, described below. If any of the events described below occur, Two Harbors’ business, financial condition, liquidity and/or results of operations could be adversely affected in a material way. This could cause the price of its common stock or warrants to decline, perhaps significantly, and you therefore may lose all or part of your investment.

Risks Related To Two Harbors’ Business

Two Harbors operates in a highly competitive market and competition may limit its ability to acquire desirable assets.

Two Harbors operates in a highly competitive market. Two Harbors’ profitability depends, in large part, on its ability to acquire its target assets at favorable prices. In acquiring its target assets, Two Harbors will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of Two Harbors’ competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than Two Harbors does. Furthermore, competition for assets of the types and classes which Two Harbors will seek to acquire may lead to the price of such assets increasing, which may further limit its ability to generate desired returns. Also, as a result of this competition, desirable assets may be limited in the future and Two Harbors may not be able to take advantage of attractive opportunities from time to time, as Two Harbors can provide no assurance that Two Harbors will be able to identify and make acquisitions that are consistent with its objectives.

Two Harbors has limited operating history and may not be able to successfully operate its business or generate sufficient revenue to make or sustain distributions to its stockholders.

Two Harbors was incorporated in May 2009 and commenced operations upon completion of the merger with Capitol on October 28, 2009. As of the date of this filing, Two Harbors had not fully invested the approximately $124 million in cash available to fund investments and operations that was released to Two Harbors from Capitol’s Trust Account.  Two Harbors cannot assure you that it will be able to operate its business successfully or implement its policies and strategies.

PRCM Advisers LLC’s owner, Pine River, has limited experience with investing in RMBS, which may hinder Two Harbors’ ability to achieve its investment objectives. In addition, the RMBS investment strategy employed by Pine River on behalf of other clients is different from the investment strategy that Two Harbors employs.

PRCM Advisers LLC draws upon the experience of Pine River’s Fixed Income investment team in implementing Two Harbors’ investment and financing strategies. However, Pine River has limited experience with investing in RMBS. Pine River’s Fixed Income investment team first began managing RMBS investments for Pine River investors on February 1, 2008.  This limited experience may hinder Two Harbors’ ability to achieve its investment objectives.  In addition, the investment strategy that Pine River has employed in connection with other RMBS investments is different from the investment strategy that Two Harbors employs in several important respects.  In particular, Pine River has typically traded actively in fixed-rate, adjustable and interest-only RMBS, including collateralized mortgage obligations (“CMOs”) and “to-be-announced” forward contracts (“TBAs”), and equity investments in REITs, and actively hedged its trading positions.  By contrast, Two Harbors seeks to invest primarily in Agency and non-Agency RMBS with a buy-and-hold emphasis, and does not currently anticipate actively trading its assets.  In addition, Two Harbors’ investment strategy may further differ from that of Pine River’s funds, in that it may use greater leverage with regard to its investments in Agency RMBS.  Further, unlike the Pine River funds, Two Harbors is constrained by limitations on its investment strategies that are necessary in order to qualify as a REIT which is exempt from registration under the 1940 Act.  In this regard, Two Harbors may place a greater emphasis than Pine River on owning whole pool Agency RMBS for purposes of maintaining its 1940 Act exemption.

Two Harbors may change any of its strategies, policies or procedures without stockholder consent.

Two Harbors may change any of its strategies, policies or procedures with respect to acquisitions, asset allocation, growth, operations, indebtedness, financing strategy and distributions at any time without the consent of its stockholders, which could result in its making acquisitions that are different from, and possibly riskier than, the types of acquisitions described in Two Harbors’ public filings.  A change in its strategy may increase its exposure to credit risk, interest rate risk, financing risk, default risk and real estate market fluctuations.  Furthermore, a change in its asset allocation could result in its making acquisitions in asset categories different from those described in Two Harbors’ public filings.  These changes could adversely affect its financial condition, results of operations, the market price of its common stock or warrants and its ability to make distributions to its stockholders.

Difficult conditions in the mortgage and residential real estate markets may cause Two Harbors to experience market losses related to its holdings, and Two Harbors does not expect these conditions to improve in the near future.

Two Harbors’ results of operations are materially affected by conditions in the mortgage market, the residential real estate market, the financial markets and the economy generally. Recently, concerns about the mortgage market and a declining real estate market, as well as inflation, energy costs, geopolitical issues and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the economy and markets going forward. The mortgage market has been severely affected by changes in the lending landscape and there is no assurance that these conditions have stabilized or that they will not worsen. This has an impact on new demand for homes, which will compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates (or losses) and mortgage loan delinquencies. The further deterioration of the market for RMBS may cause Two Harbors to experience losses related to its assets and to sell assets at a loss. Declines in the market values of its investments may adversely affect its results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to its stockholders.

The lack of liquidity of Two Harbors’ assets may adversely affect Two Harbors’ business, including its ability to value and sell its assets.

Two Harbors may acquire assets or other instruments that are not liquid, including securities and other instruments that are not publicly traded.  Moreover, turbulent market conditions could significantly and negatively impact the liquidity of Two Harbors’ assets. It may be difficult or impossible to obtain third-party pricing on the assets Two Harbors purchases.  Illiquid assets typically experience greater price volatility, as a ready market may not exist for such assets, and such assets can be more difficult to value.  In addition, validating third-party pricing for illiquid assets may be more subjective than more liquid assets.  Any illiquidity of Two Harbors’ assets may make it difficult for Two Harbors to sell such assets if the need or desire arises. In addition, if Two Harbors is required to liquidate all or a portion of its portfolio quickly, Two Harbors may realize significantly less than the value at which Two Harbors has previously recorded its assets.  To the extent that Two Harbors utilizes leverage to finance its purchase of assets that are or become illiquid, the negative impact on Two Harbors related to trying to sell assets in a short period of time for cash could be greatly exacerbated.  As a result, Two Harbors’ ability to vary its portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect Two Harbors’ results of operations and financial condition.

Maintenance of Two Harbors’ 1940 Act exemption imposes limits on Two Harbors’ operations, which may adversely affect its business.

Two Harbors intends to conduct its operations so as not to become required to register as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. Two Harbors is organized as a holding company that conducts its businesses primarily through Two Harbors Operating Company LLC (or “Subsidiary LLC”). Both Two Harbors and the Subsidiary LLC intend to conduct their operations so that they do not come within the definition of an investment company because less than 40% of the value of their total assets on an unconsolidated basis will consist of “investment securities.” Certain of Subsidiary LLC’s subsidiaries intend to rely upon the exemption from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally means that at least 55% of each such subsidiaries’ portfolio must be comprised of qualifying assets and at least 80% of its portfolio must be comprised of qualifying assets and real estate-related assets under the 1940 Act. Qualifying assets for this purpose include mortgage loans and other assets, such as whole pool Agency RMBS, which are considered the functional equivalent of mortgage loans for the purposes of the 1940 Act. Two Harbors expects each of its subsidiaries relying on Section 3(c)(5)(C) to invest at least 55% of its assets in whole pool Agency RMBS and other interests in real estate that constitute qualifying assets in accordance with SEC staff guidance and an additional 25% of its assets in either qualifying assets or non-Agency RMBS and other types of real estate related assets that do not constitute qualifying assets. As a result of the foregoing restrictions, Two Harbors is limited in its ability to make or dispose of certain investments. To the extent that the SEC staff publishes new or different guidance with respect to these matters, Two Harbors may be required to adjust its strategy accordingly. In addition, Two Harbors may be limited in its ability to make certain investments and these limitations could result in the subsidiary holding assets Two Harbors might wish to sell or selling assets Two Harbors might wish to hold. Although Two Harbors monitors the portfolios of its subsidiaries relying on the Section 3(c)(5)(C) exemption periodically and prior to each acquisition or disposition of assets, there can be no assurance that such subsidiaries will be able to maintain this exemption.

Two Harbors may in the future organize special purpose subsidiaries that will borrow under the Federal Reserve System’s Term Asset-Backed Securities Loan Facility (“TALF”). Two Harbors expects that these TALF subsidiaries will rely on Section 3(c)(7) for their 1940 Act exemption and, therefore, its interest in each of these TALF subsidiaries would constitute an “investment security” for purposes of determining whether Two Harbors passes the 40% test. Two Harbors may in the future organize one or more TALF subsidiaries, as well as other subsidiaries, that seek to rely on the 1940 Act exemption provided to certain structured financing vehicles by Rule 3a-7. To the extent that Two Harbors organizes subsidiaries that rely on Rule 3a-7 for an exemption from the 1940 Act, these subsidiaries will also need to comply with the provisions of this Rule which in certain circumstances may require, among other things, that the indenture governing the notes issued by the subsidiary include additional limitations on the types of assets the subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the amount of transactions that may occur. In addition, any subsidiaries organized to rely on Rule 3a-7 will also need to comply with guidance that may be issued by the Division of Investment Management of the SEC on how such subsidiaries must be organized to comply with the restrictions contained in Rule 3a-7. In light of the requirements of Rule 3a-7, Two Harbors’ ability to manage assets held in a special purpose subsidiary that complies with Rule 3a-7 will be limited and Two Harbors may not be able to purchase or sell assets owned by that subsidiary when Two Harbors would otherwise desire to do so, which could lead to losses. Two Harbors expects that the aggregate value of its interests in TALF subsidiaries that seek to rely on Rule 3a-7, as well as other subsidiaries that it may organize in the future that may rely on Rule 3a-7, will comprise less than 20% of Two Harbors’ total assets on an unconsolidated basis.

The determination of whether an entity is a majority-owned subsidiary of Two Harbors is made by Two Harbors. The 1940 Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. Two Harbors treats companies in which it owns at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. Two Harbors has not requested the SEC staff to approve its treatment of any company as a majority-owned subsidiary and the SEC staff has not done so. If the SEC or its staff were to disagree with Two Harbors’ treatment of one or more companies as majority-owned subsidiaries, Two Harbors would need to adjust its strategy and its assets in order to continue to pass the 40% test. Any such adjustment in its strategy could have a material adverse effect on Two Harbors.

Qualification for exemption from registration under the 1940 Act limits Two Harbors’ ability to make certain investments. For example, these restrictions limit the ability of Two Harbors’ subsidiaries to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and certain ABS and real estate companies or in assets not related to real estate.

Loss of Two Harbors’ 1940 Act exemption would adversely affect Two Harbors, the market price of shares of its common stock or warrants and its ability to distribute dividends, and could result in the termination of the management agreement with PRCM Advisers LLC.

As described above, Two Harbors intends to conduct its operations so as not to become required to register as an investment company under the 1940 Act based on current laws, regulations and guidance. Although Two Harbors monitors its portfolio periodically, there can be no assurance that Two Harbors will be able to maintain its exclusion as an investment company under the 1940 Act. If Two Harbors were to fail to qualify for an exclusion in the future, Two Harbors could be required to restructure its activities or the activities of its subsidiaries, including effecting sales of assets in a manner that, or at a time when, Two Harbors would not otherwise choose, which could negatively affect the value of its common stock or warrants, the sustainability of its business model, and its ability to make distributions. The sale could occur during adverse market conditions, and Two Harbors could be forced to accept a price below that which it believes is appropriate. The loss of Two Harbors’ 1940 Act exclusion would also permit PRCM Advisers LLC to terminate the management agreement, which could result in a material adverse effect on Two Harbors’ business and results of operations.

Rapid changes in the values of Two Harbors’ target assets may make it more difficult for Two Harbors to maintain its qualification as a REIT or its exemption from the 1940 Act.

If the market value or income potential of Two Harbors’ target assets declines as a result of increased interest rates, prepayment rates, general market conditions, government actions or other factors, Two Harbors may need to increase its real estate assets and income or liquidate its non-qualifying assets to maintain its REIT qualification or its exemption from the 1940 Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets Two Harbors may own. Two Harbors may have to make decisions that it otherwise would not make absent the REIT and 1940 Act considerations.

Two Harbors uses leverage in executing its business strategy, which may adversely affect the return on its assets and may reduce cash available for distribution to its stockholders, as well as increase losses when economic conditions are unfavorable.

Two Harbors uses leverage to finance its investment operations and to enhance its financial returns. Two Harbors’ primary source of leverage is repurchase agreement financing for its Agency RMBS assets. Other sources of leverage may include credit facilities (including term loans and revolving facilities), and potentially funding under programs established by the U.S. government, including TALF financing if TALF is extended to cover RMBS assets.

Through the use of leverage, Two Harbors may acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. For example, by entering into repurchase agreements with advance rates, or haircut levels, of 5% (which is not an atypical haircut for Agency RMBS), Two Harbors could leverage its capital allocated to Agency RMBS by a ratio of as much as 20 to one. It is not uncommon for investors in Agency RMBS to obtain leverage equal to ten or more times equity through the use of repurchase agreement financing. Two Harbors may deploy, on a debt-to-equity basis, up to seven to ten times leverage on Two Harbors’ Agency RMBS assets. However, there is no specific limit on the amount of leverage Two Harbors may use.

Leverage will magnify both the gains and the losses of Two Harbors’ trading positions. Leverage will increase Two Harbors’ returns as long as Two Harbors earns a greater return on investments purchased with borrowed funds than Two Harbors’ cost of borrowing such funds. However, if Two Harbors uses leverage to acquire an asset and the value of the asset decreases, the leverage will increase Two Harbors’ losses. Even if the asset increases in value, if the asset fails to earn a return that equals or exceeds Two Harbors’ cost of borrowing, the leverage will decrease Two Harbors’ returns.

Two Harbors may be required to post large amounts of cash as collateral or margin to secure its leveraged positions. In the event of a sudden, precipitous drop in value of Two Harbors’ assets, Two Harbors might not be able to liquidate assets quickly enough to repay its borrowings, further magnifying its losses. Even a small decrease in the value of a leveraged asset may require Two Harbors to post additional margin or cash collateral. This may decrease the cash available to Two Harbors for distributions to stockholders.

Two Harbors may depend on repurchase agreements and bank credit facilities to execute its business plan and Two Harbors’ inability to access funding through these sources could have a material adverse effect on its results of operations, financial condition and business.

Two Harbors’ ability to fund its acquisitions may be impacted by its ability to secure repurchase agreements and bank credit facilities (including term loans and revolving facilities) on acceptable terms. Two Harbors currently has master repurchase agreements in place with several counterparties and expects additional master repurchase agreements will be executed, but can provide no assurance that lenders will be willing or able to provide Two Harbors with sufficient financing. In addition, because repurchase agreements are short-term commitments of capital, lenders may respond to market conditions making it more difficult for Two Harbors to secure continued financing. During certain periods of the credit cycle, lenders may lose their ability or curtail their willingness to provide financing. If Two Harbors is not able to renew its then existing facilities or arrange for new financing on terms acceptable to it, or if Two Harbors defaults on its covenants or are otherwise unable to access funds under any of these facilities, Two Harbors may have to curtail its asset acquisition activities and/or dispose of assets.

It is possible that the lenders that provide Two Harbors with financing could experience changes in their ability to advance funds to Two Harbors, independent of Two Harbors’ performance or the performance of its portfolio of assets. If major market participants exit the business, it could further adversely affect the marketability of all fixed income securities, and this could negatively impact the value of Two Harbors’ assets, thus reducing Two Harbors’ net book value. Furthermore, if many of Two Harbors’ lenders are unwilling or unable to provide Two Harbors with financing, Two Harbors could be forced to sell its assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on Two Harbors’ lenders change, they may be required to significantly increase the cost of the financing that they provide to Two Harbors. Two Harbors’ lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing Two Harbors receives under its repurchase agreements will be directly related to the lenders’ valuation of the assets that secure the outstanding borrowings. Typically, repurchase agreements grant the respective lender the absolute right to reevaluate the market value of the assets that secure outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call. A margin call would require Two Harbors to transfer additional assets to such lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on Two Harbors’ results of operations, financial condition, business, liquidity and ability to make distributions to its stockholders, and could cause the value of Two Harbors’ common stock or warrants to decline. Two Harbors may be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity, which could cause Two Harbors to incur losses. Moreover, to the extent Two Harbors is forced to sell assets at such time, given market conditions, Two Harbors may be selling at the same time as others facing similar pressures, which could exacerbate a difficult market environment and which could result in Two Harbors’ incurring significantly greater losses on its sale of such assets. In an extreme case of market duress, a market may not exist for certain of Two Harbors’ assets at any price.

The current dislocations in the residential mortgage sector have caused many lenders to tighten their lending standards, reduce their lending capacity or exit the market altogether. For example, in the repurchase agreement market, non-Agency RMBS have been significantly more difficult to finance than Agency RMBS. In connection with repurchase agreements, financing rates and haircut levels have also increased. Repurchase agreement counterparties have taken these steps in order to compensate themselves for a perceived increased risk due to the illiquidity of the underlying collateral. Further contraction among lenders, insolvency of lenders or other general market disruptions could adversely affect one or more of Two Harbors’ lenders and could cause one or more of its lenders to be unwilling or unable to provide Two Harbors with financing on attractive terms or at all.

If a counterparty to Two Harbors’ repurchase transactions defaults on its obligation to resell the underlying security back to Two Harbors at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term, or if Two Harbors defaults on its obligations under the repurchase agreement, Two Harbors will lose money on its repurchase transactions.

When Two Harbors engages in repurchase transactions, it generally sells securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to Two Harbors at the end of the term of the transaction. Because the cash Two Harbors receives from the lender when Two Harbors initially sells the securities to the lender is less than the value of those securities (the difference being the “haircut”), if the lender defaults on its obligation to resell the same securities back to Two Harbors, Two Harbors would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). Two Harbors would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as Two Harbors would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Further, if Two Harbors defaults on one of its obligations under a repurchase transaction, the lender will be able to terminate the transaction and cease entering into any other repurchase transactions with Two Harbors. Two Harbors expects that Two Harbors’ repurchase agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lender could also declare a default with respect to all other agreements between such lender and Two Harbors. If a default occurs under any of its repurchase agreements and the lender terminates one or more of its repurchase agreements, Two Harbors may need to enter into replacement repurchase agreements with different lenders. There can be no assurance that Two Harbors will be successful in entering into such replacement repurchase agreements on the same terms as the repurchase agreements that were terminated or at all. Any losses Two Harbors incurs on its repurchase transactions could adversely affect its earnings and thus its cash available for distribution to its stockholders.

An increase in Two Harbors’ borrowing costs relative to the interest Two Harbors receives on its leveraged assets may adversely affect its profitability and its cash available for distribution to its stockholders.

As Two Harbors’ repurchase agreements and other short-term borrowings mature, Two Harbors will be required either to enter into new borrowings or to sell certain of its assets. An increase in short-term interest rates at the time that Two Harbors seeks to enter into new borrowings would reduce the spread between the returns on its assets and the cost of its borrowings. This would adversely affect the returns on Two Harbors’ assets, which might reduce earnings and, in turn, cash available for distribution to its stockholders.

There can be no assurance that the actions of the U.S. government, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, including the establishment of the TALF and the PPIP, or market response to those actions, will achieve the intended effect, and Two Harbors’ business may not benefit from these actions and further government or market developments could adversely impact Two Harbors.

In response to the financial issues affecting the banking system and the financial markets and going concern threats to investment banks and other financial institutions, the U.S. government, Federal Reserve and U.S. Treasury and other governmental and regulatory bodies have taken action to stabilize the financial markets. Significant measures include: the enactment of the Emergency Economic Stabilization Act of 2008 (“EESA”) to, among other things, establish the Troubled Asset Relief Program (the “TARP”) to purchase certain assets from financial institutions; the enactment of the Housing and Economic Recovery Act of 2008 (“HERA”), which established a new regulator for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”); and the establishment of the TALF, which provides non-recourse loans to borrowers to fund their purchase of eligible assets, which currently include certain asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”), and the Public-Private Investment Program (the “PPIP”), which is designed to encourage the transfer of certain legacy assets, including real estate-related assets, off of the balance sheets of financial institutions.

Although the federal government has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that these actions will be adequate for their needs. If these actions are inadequate, these entities could continue to suffer losses and could fail to honor their guarantees and other obligations. If these entities fail to honor their guarantees, the value of any Agency RMBS assets Two Harbors holds would decline which would materially adversely affect our business, operations and financial condition.

There can be no assurance that the EESA, HERA, TALF, PPIP or other recent U.S. government actions will have a beneficial impact on the financial markets, including on current high levels of volatility. To the extent the market does not respond favorably to these initiatives or these initiatives do not function as intended, Two Harbors’ business may not receive the anticipated positive impact from the legislation or other U.S. government actions. There can also be no assurance that Two Harbors will be eligible to participate in programs established by the U.S. government or, if Two Harbors is eligible, that Two Harbors will be able to utilize them successfully or at all. In addition, because the programs are designed, in part, to restart the market for certain of Two Harbors’ target assets, the establishment of these programs may result in increased competition for attractive opportunities in Two Harbors’ target assets. In addition, the U.S. government, the Federal Reserve, the U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. Two Harbors cannot predict whether or when such actions may occur, and such actions could have an adverse impact on Two Harbors’ business, results of operations and financial condition.

Two Harbors is highly dependent on information systems and systems failures could significantly disrupt its business, which may, in turn, negatively affect the market price of its common stock or warrants and its ability to pay dividends.

Two Harbors’ business is highly dependent on communications and information systems of PRCM Advisers LLC and Pine River. Any failure or interruption of the systems of PRCM Advisers LLC or Pine River could cause delays or other problems in Two Harbors’ securities trading activities, which could have a material adverse effect on Two Harbors’ operating results and negatively affect the market price of its common stock or warrants and its ability to pay dividends to its stockholders.

Two Harbors may enter into hedging transactions that could expose it to contingent liabilities in the future.

Subject to maintaining its qualification as a REIT, there is no limitation upon the hedging transactions that Two Harbors may undertake in connection with its investment strategies.  Part of Two Harbors’ strategy may involve entering into hedging transactions that could require it to fund cash payments in certain circumstances (e.g., the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open hedge positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in Two Harbors’ results of operations, and Two Harbors’ ability to fund these obligations will depend on the liquidity of its assets and access to capital at the time, and the need to fund these obligations could adversely impact Two Harbors’ financial condition.

Hedging against interest rate exposure may adversely affect Two Harbors’ earnings, which could reduce its cash available for distribution to its stockholders.

Subject to maintaining its qualification as a REIT, Two Harbors may pursue various hedging strategies to seek to reduce its exposure to adverse changes in interest rates. Two Harbors’ hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect Two Harbors because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•
the amount of income that a REIT may earn from certain hedging transactions (other than through taxable REIT subsidiaries (“TRSs”)), to offset interest rate losses is limited by U.S. federal income tax provisions governing REITs;

•
the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs Two Harbors’ ability to sell or assign its side of the hedging transaction; and

•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

Two Harbors’ hedging transactions, which are intended to limit losses, may actually adversely affect Two Harbors’ earnings, which could reduce its cash available for distribution to its stockholders.

In addition, hedging instruments involve risk because they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there may be no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom Two Harbors enters into a hedging transaction will most likely result in its default. Default by a party with whom Two Harbors enters into a hedging transaction may result in the loss of unrealized profits and force Two Harbors to cover its commitments, if any, at the then current market price. Although generally Two Harbors seeks to reserve the right to terminate its hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and Two Harbors may not be able to enter into an offsetting contract in order to cover its risk. Two Harbors cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and Two Harbors may be required to maintain a position until exercise or expiration, which could result in losses.

Two Harbors may fail to qualify for hedge accounting treatment and therefore may suffer losses on the derivatives that it enters into.

Two Harbors intends to record derivative and hedging transactions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Under these standards, Two Harbors may fail to qualify for hedge accounting treatment for a number of reasons, including if Two Harbors uses instruments that do not meet the SFAS 133 definition of a derivative (such as short sales), Two Harbors fails to satisfy SFAS 133 hedge documentation and hedge effectiveness assessment requirements or its instruments are not highly effective. If Two Harbors elects to not qualify or fails to qualify for hedge accounting treatment, its operating results may suffer because losses on the derivatives that Two Harbors enters into may not be offset by a change in the fair value of the related hedged transaction.

Declines in the market values of Two Harbors’ assets may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to Two Harbors’ stockholders.

A substantial portion of Two Harbors’ assets will be classified for accounting purposes as “available-for-sale.” Changes in the market values of those assets will be directly charged or credited to stockholders’ equity. As a result, a decline in values may reduce the book value of Two Harbors. Moreover, if the decline in value of an available-for-sale security is other than temporary, such decline will reduce earnings.

A decline in the market value of its assets may adversely affect Two Harbors, particularly in instances where Two Harbors has borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require Two Harbors to post additional collateral to support the loan. If Two Harbors is unable to post the additional collateral, Two Harbors would have to sell the assets at a time when Two Harbors might not otherwise choose to do so. A reduction in credit available may reduce Two Harbors’ earnings and, in turn, cash available for distribution to stockholders.

Changes in accounting treatment may adversely affect Two Harbors’ reported profitability.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued final guidance regarding the accounting and financial statement presentation for transactions that involve the acquisition of RMBS, residential mortgage loans and other financial assets from a counterparty and the subsequent financing of these securities through repurchase agreements with the same counterparty. If Two Harbors does not meet the criteria under the final guidance to account for the transactions on a gross basis, its accounting treatment would not affect the economics of these transactions, but would affect how these transactions are reported on Two Harbors’ financial statements. If Two Harbors is not able to comply with the criteria under this final guidance for same party transactions, Two Harbors would be precluded from presenting RMBS, residential mortgage loans and other financial assets and the related financings, as well as the related interest income and interest expense, on a gross basis on its financial statements. Instead, Two Harbors would be required to account for the purchase commitment and related repurchase agreement on a net basis and record a forward commitment to purchase RMBS, residential mortgage loans and other financial assets as a derivative instrument. Such forward commitments would be recorded at fair value with subsequent changes in fair value recognized in earnings. Additionally, Two Harbors would record the cash portion of its interest in RMBS, residential mortgage loans and other financial assets as a mortgage-related receivable from the counterparty on its balance sheet. Although Two Harbors would not expect this change in presentation to have a material impact on its net income, it could have an adverse impact on Two Harbors’ operations. It could have an impact on Two Harbors’ ability to include certain RMBS, residential mortgage loans and other financial assets purchased and simultaneously financed from the same counterparty as qualifying real estate interests or real estate-related assets used to qualify under the exemption to not have to register as an investment company under the 1940 Act. It could also limit Two Harbors’ opportunities as Two Harbors may need to limit its purchases of RMBS, residential mortgage loans and other financial assets that are simultaneously financed with the same counterparty.

Risks Related to Two Harbors’ Management and Two Harbors’ Relationship with PRCM Advisers LLC and Pine River

Two Harbors is dependent on PRCM Advisers LLC and Pine River and may not find a suitable replacement if Two Harbors or PRCM Advisers LLC terminates the management agreement.

Two Harbors has executive officers provided by PRCM Advisers LLC but no other employees. Two Harbors has no separate facilities and is completely reliant on PRCM Advisers LLC, which has significant discretion as to the implementation and execution of Two Harbors’ business strategies and risk management practices. Investors who are not willing to rely on PRCM Advisers LLC should not invest in Two Harbors’ common stock or warrants. The employees, systems and facilities of PRCM Advisers LLC and Pine River may be utilized by other funds and companies advised by Pine River and by its affiliates, and PRCM Advisers LLC may not have sufficient access to such employees, systems and facilities in order to comply with its obligations under the management agreement. Two Harbors is subject to the risk that PRCM Advisers LLC will terminate the management agreement and that no suitable replacement will be found. Two Harbors believes that its success depends to a significant extent upon the experience of the employees of Pine River, whose continued service is not guaranteed.

There are conflicts of interest in Two Harbors’ relationship with Pine River and its affiliates, including PRCM Advisers LLC, which could result in decisions that are not in the best interests of Two Harbors’ stockholders or warrantholders.

Two Harbors is subject to conflicts of interest arising out of its relationship with Pine River and its affiliates, including PRCM Advisers LLC. Each of Two Harbors’ executive officers and certain of its non-independent directors is also an employee or partner of Pine River; they will not be exclusively dedicated to Two Harbors’ business. Furthermore, PRCM Advisers LLC is wholly-owned by Pine River. Each of Brian Taylor (the Chairman of Two Harbors’ Board of Directors), Thomas Siering (a Director, and the Chief Executive Officer and President of Two Harbors), Steven Kuhn (the Co-Chief Investment Officer of Two Harbors) and Jeff Stolt (the Chief Financial Officer of Two Harbors) is a partner and owner of equity interests in Pine River. In addition, Mark Ein (the non-executive Vice Chairman) owns an interest in CLA Founders LLC, which, in consideration for services to be provided to PRCM Advisers LLC under a sub-management agreement, is entitled to receive a percentage of the management fee earned by PRCM Advisers LLC, and an affiliate of his is an investor in a private fund for which Pine River serves as investment manager. As a result, the management agreement with PRCM Advisers LLC was negotiated between related parties, and its terms, including fees payable to PRCM Advisers LLC, may not be as favorable to Two Harbors as if they had been negotiated with an unaffiliated third party. In addition, Two Harbors may choose not to enforce, or to enforce less vigorously, its rights under the management agreement because of its desire to maintain its ongoing relationship with PRCM Advisers LLC.

The management agreement with PRCM Advisers LLC does not prevent PRCM Advisers LLC and its affiliates from engaging in additional management or investment opportunities some of which may compete with Two Harbors. Pine River and its affiliates, including PRCM Advisers LLC, may engage in additional management or investment opportunities that have overlapping objectives with Two Harbors, and may thus face conflicts in the allocation of investment opportunities to these other investments. Such allocation is at the discretion of PRCM Advisers LLC and Pine River and there is no guarantee that this allocation would be made in the best interest of Two Harbors’ stockholders or warrantholders. Additionally, the ability of PRCM Advisers LLC and Pine River and their respective officers and employees to engage in other business activities may reduce the time PRCM Advisers LLC spends managing Two Harbors.

In the future, Two Harbors may enter into additional transactions with Pine River or its affiliates. In particular, Two Harbors may purchase assets from Pine River or its affiliates or make co-purchases alongside Pine River or its affiliates. These transactions may not be the result of arm’s length negotiations and may involve conflicts between Two Harbors’ interests and the interests of Pine River and/or its affiliates in obtaining favorable terms and conditions. The management agreement provides that at least one of Two Harbors’ independent directors must approve in advance any investment in any security structured or issued by an entity managed by PRCM Advisers LLC or any of its affiliates. There can be no assurance that any procedural protections will be sufficient to assure that these transactions will be made on terms that will be at least as favorable to Two Harbors as those that would have been obtained in an arm’s length transaction.

Two Harbors will compete with current and future investment entities affiliated with PRCM Advisers LLC and Pine River for access to the benefits that Two Harbors’ relationship with Pine River provides to Two Harbors, including access to investment opportunities.

There are conflicts of interest in allocating investment opportunities to Two Harbors and other funds, investment vehicles and ventures managed by Pine River. For example, Pine River currently serves as the investment manager for a private fund formed to invest and trade in Agency, non-Agency and other fixed-rate, adjustable and interest only RMBS, including CMO and TBAs, equity investments in REITs and related strategies. There is a significant overlap in the assets and investment strategies of Two Harbors and Pine River’s private fund, and many of the same trading and investment personnel provide services to both entities. Further, Pine River and its affiliates may in the future form additional funds or sponsor additional investment vehicles and ventures that have overlapping objectives with Two Harbors and therefore may compete with Two Harbors for investment opportunities.

Two Harbors cannot assure you that Pine River affiliates will not establish or manage other investment entities in the future that compete with Two Harbors for investments.  Moreover, Pine River cannot assure you that PRCM Advisers LLC will allocate the most attractive investment opportunities to Two Harbors.  Two Harbors will be competing with Pine River, its investment funds and vehicles and any other investment entities that Pine River may form or manage in the future for access to the benefits that Two Harbors’ relationship with Pine River provides to Two Harbors, including access to investment opportunities.

Members of Two Harbors’ management team have competing duties to other entities, which could result in decisions that are not in the best interests of Two Harbors’ stockholders or warrantholders.

Two Harbors’ executive officers and the employees of PRCM Advisers LLC and Pine River do not spend all of their time managing Two Harbors’ activities and Two Harbors’ investment portfolio. Two Harbors’ executive officers and the employees of PRCM Advisers LLC and Pine River allocate some, or a material portion, of their time to other businesses and activities. For example, each of Two Harbors’ executive officers is also an employee or partner of Pine River. None of these individuals is required to devote a specific amount of time to Two Harbors’ affairs. Accordingly, Two Harbors competes with Pine River, its existing funds, investment vehicles, other ventures and possibly other entities in the future for the time and attention of these officers.

The loss of Two Harbors’ access to Pine River’s investment professionals and principals may adversely affect Two Harbors’ ability to achieve its investment objectives.

Two Harbors depends on PRCM Advisers LLC’s access, through a shared facilities and services agreement, to the investment professionals and principals of Pine River and the information and origination opportunities generated by Pine River’s investment professionals and principals during the normal course of their investment and portfolio management activities. These investment professionals and principals evaluate, negotiate, structures, close and monitor Two Harbors’ investments and its financing activities and Two Harbors’ future success will depend on their continued service. The departure of a significant number of the investment professionals or principals of Pine River could have a material adverse effect on Two Harbors’ ability to achieve its investment objectives. In addition, Two Harbors cannot assure you that PRCM Advisers LLC will remain Two Harbors’ manager or that Two Harbors will continue to have access to Pine River’s investment professionals or principals or its information and asset origination opportunities.

If PRCM Advisers LLC ceases to be the investment manager of Two Harbors, financial institutions providing any financing arrangements to Two Harbors may not provide future financing to Two Harbors.

Financial institutions that Two Harbors seeks to finance its investments may require that PRCM Advisers LLC continue to act in such capacity. If PRCM Advisers LLC ceases to be Two Harbors’ manager, it may constitute an event of default and the financial institution providing the arrangement may have acceleration rights with respect to outstanding borrowings and termination rights with respect to Two Harbors’ ability to finance its future investments with that institution. If Two Harbors is unable to obtain financing for its accelerated borrowings and for its future investments under such circumstances, it is likely that Two Harbors would be materially and adversely affected.

PRCM Advisers LLC is recently formed and has no prior experience in managing a REIT, which may hinder its ability to achieve Two Harbors’ investment objectives or result in loss of Two Harbors’ qualification as a REIT.

The REIT rules and regulations are highly technical and complex, and the failure to comply with these rules and regulations could prevent Two Harbors from qualifying as a REIT or could force Two Harbors to pay unexpected taxes and penalties. PRCM Advisers LLC is recently formed with no prior experience in managing a portfolio of assets under these complex rules and regulations. PRCM Advisers LLC’s and Pine River’s officers and employees have no prior experience operating a REIT and operating a business in compliance with the numerous technical restrictions and limitations set forth in the Code or the 1940 Act applicable to REITs. The inexperience of PRCM Advisers LLC described above may hinder Two Harbors’ ability to achieve its investment objectives or result in loss of Two Harbors’ qualification as a REIT.

Two Harbors’ board of directors has approved very broad investment guidelines for Two Harbors and will not review or approve each investment decision made by PRCM Advisers LLC. As a result, PRCM Advisers LLC may make investment and other decisions for Two Harbors that result in lower than expected returns or losses, or that otherwise may not fully reflect the best interests of its stockholders or warrantholders.

PRCM Advisers LLC is authorized to follow very broad investment guidelines. Two Harbors’ board of directors periodically reviews its investment guidelines and its investment portfolio but will not, and is not required to, review or approve all of its proposed investments or any type or category of investment, except that the management agreement requires that investments in securities structured or issued by an entity managed by PRCM Advisers LLC must be approved by at least one of Two Harbors’ independent directors. In addition, in conducting periodic reviews, Two Harbors’ board of directors may rely primarily on information provided to it by PRCM Advisers LLC. Furthermore, PRCM Advisers LLC may use complex strategies, and transactions entered into by PRCM Advisers LLC may be costly, difficult or impossible to unwind by the time they are reviewed by Two Harbors’ board of directors. PRCM Advisers LLC has great latitude within the broad parameters of its investment guidelines in determining the types of assets it may decide are proper investments for Two Harbors, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect Two Harbors’ business operations and results. Further, decisions made and investments entered into by PRCM Advisers LLC may not fully reflect the best interests of Two Harbors’ stockholders or warrantholders.

The manner of determining the management fee may not provide sufficient incentive to PRCM Advisers LLC to maximize risk-adjusted returns on Two Harbors’ investment portfolio because it is based on Two Harbors’ stockholders’ equity and not on Two Harbors’ performance.

PRCM Advisers LLC is entitled to receive a management fee that is based on the amount of Two Harbors’ stockholders’ equity (as defined in the management agreement) at the end of each quarter, regardless of Two Harbors’ performance. Accordingly, the possibility exists that significant management fees could be payable to PRCM Advisers LLC for a given quarter despite the fact that Two Harbors could experience a net loss during that quarter. PRCM Advisers LLC’s entitlement to such significant nonperformance-based compensation may not provide sufficient incentive to PRCM Advisers LLC to devote its time and effort to source and maximize risk-adjusted returns on Two Harbors’ investment portfolio, which could, in turn, adversely affect Two Harbors’ ability to pay dividends to its stockholders and the market price of its common stock or warrants. Further, the management fee structure gives PRCM Advisers LLC the incentive to maximize stockholders’ equity by the issuance of new Two Harbors shares of common stock or the retention of existing equity, regardless of the effect of these actions on existing stockholders. In other words, the management fee structure rewards PRCM Advisers LLC primarily based on the size of Two Harbors, and not on its financial returns to stockholders.

The termination of the management agreement may be difficult and costly, which may adversely affect Two Harbors’ inclination to end its relationship with PRCM Advisers LLC.

Termination of the management agreement with PRCM Advisers LLC without cause is difficult and costly. The term “cause” is limited to certain specifically described circumstances.  The management agreement provides that, in the absence of cause, it may only be terminated by Two Harbors after October 28, 2012, upon the vote of the vote of at least two-thirds of all of Two Harbors’ independent directors or by a vote of the holders of a majority of the outstanding shares of Two Harbors’ common stock, based upon: (i) PRCM Advisers LLC’s unsatisfactory performance that is materially detrimental to Two Harbors, or (ii) a determination that the management fees payable to PRCM Advisers LLC are not fair, subject to PRCM Advisers LLC’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of all of Two Harbors’ independent directors. PRCM Advisers LLC will be provided 180 days’ prior notice of any such termination. Additionally, upon a termination by Two Harbors’ without cause (or upon a termination by PRCM Advisers LLC due to Two Harbors’ material breach), the management agreement provides that Two Harbors will pay PRCM Advisers LLC a termination payment equal to three times the sum of the annual management fee received by PRCM Advisers LLC during the 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter. This provision increases the effective cost to Two Harbors of electing not to renew, or defaulting in Two Harbors’ obligations under, the management agreement, thereby adversely affecting Two Harbors’ inclination to end Two Harbors’ relationship with PRCM Advisers LLC, even if Two Harbors believes PRCM Advisers LLC’s performance is not satisfactory.

PRCM Advisers LLC is only contractually committed to serve Two Harbors until October 28, 2012. Thereafter, the management agreement is renewable on an annual basis; provided, however, that PRCM Advisers LLC may terminate the management agreement annually upon 180 days’ prior notice. If the management agreement is terminated and no suitable replacement is found to manage Two Harbors, Two Harbors may not be able to execute its business plan.

PRCM Advisers LLC’s and Pine River’s liability is limited under the management agreement, and Two Harbors has agreed to indemnify PRCM Advisers LLC and its affiliates and advisers, including Pine River, against certain liabilities.  As a result, Two Harbors could experience poor performance or losses for which PRCM Advisers LLC and Pine River would not be liable.

Pursuant to the management agreement, PRCM Advisers LLC does not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of Two Harbors’ board of directors in following or declining to follow its advice or recommendations. PRCM Advisers LLC and its officers, stockholders, members, managers, personnel and directors, any person controlling or controlled by PRCM Advisers LLC and any person providing sub-advisory services to PRCM Advisers LLC will not be liable to Two Harbors, any subsidiary of Two Harbors, Two Harbors’ directors, stockholders or partners or any subsidiary’s stockholders, members or partners for acts or omissions performed in accordance with or pursuant to the management agreement, except by reason of acts constituting reckless disregard of PRCM Advisers LLC’s duties under the management agreement which has a material adverse effect on Two Harbors, willful misconduct or gross negligence, as determined by a final non-appealable order of a court of competent jurisdiction. Two Harbors has agreed to indemnify PRCM Advisers LLC and its affiliates and sub-advisers, including Pine River, with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of such indemnified parties not constituting reckless disregard of PRCM Advisers LLC’s duties under the management agreement which has a material adverse effect on Two Harbors, willful misconduct or gross negligence. As a result, Two Harbors could experience poor performance or losses for which PRCM Advisers LLC would not be liable.

Risks Related To Two Harbors’ Assets

Two Harbors may not realize gains or income from its assets.

Two Harbors seeks to generate both current income and capital appreciation for its stockholders. However, the assets Two Harbors acquires may not appreciate in value and, in fact, may decline in value, and the debt securities Two Harbors acquires may default on interest and/or principal payments. Accordingly, Two Harbors may not be able to realize gains or income from its assets. Any gains that Two Harbors does realize may not be sufficient to offset any other losses Two Harbors experiences. Any income that Two Harbors realizes may not be sufficient to offset its expenses.

Two Harbors has only identified a limited amount of specific assets.

As of the date of this filing, Two Harbors had not fully invested the approximately $124 million in cash available to fund investments and operations that was released to Two Harbors from Capitol’s Trust Account.  Additionally, Two Harbors’ assets are selected by PRCM Advisers LLC and Two Harbors’ stockholders and warrant holders do not have input into such decisions. These factors increase the uncertainty, and thus the risk, of investing in shares of Two Harbors’ common stock or warrants.

Until Two Harbors has become fully invested, PRCM Advisers LLC may invest the funds released from the Trust Account upon consummation of the merger with Capitol in interest-bearing short-term investments, including money market accounts that are consistent with Two Harbors’ intention to qualify as a REIT. These investments are expected to provide a lower net return than Two Harbors seeks to achieve from its target assets. Two Harbors expects to reallocate a portion of the funds released from the Trust Account upon consummation of the merger into a more diversified portfolio of assets within three months, subject to the availability of appropriate opportunities. Suitable opportunities may not be immediately available. Even if opportunities are available, there can be no assurance that PRCM Advisers LLC’s due diligence processes will uncover all relevant facts, including liabilities associated with potential assets or other weaknesses in such assets, or that any investment will be successful.

Prepayment rates may adversely affect the value of Two Harbors’ portfolio of assets.

The value of Two Harbors’ assets may be affected by prepayment rates on mortgage loans. Typically, the value of a mortgage-backed security includes market assumptions regarding, among other things, the speed at which the underlying mortgages will be prepaid. Generally, if the underlying mortgages are prepaid at a faster rate than anticipated, the value of the RMBS will decline because the total payment stream from the RMBS will be less. If Two Harbors purchases assets at a premium to par value, when borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because Two Harbors will have to amortize the related premium on an accelerated basis. Conversely, if Two Harbors purchases assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because Two Harbors will not be able to accrete the related discount as quickly as originally anticipated. Prepayment rates on loans may be affected by a number of factors including the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the average remaining life of the loans, the average size of the remaining loans, the servicing of the mortgage loans, possible changes in tax laws, other opportunities for investment, homeowner mobility and other economic, social, geographic, demographic and legal factors. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate Two Harbors from prepayment or other such risks. In periods of declining interest rates, prepayment rates on mortgage loans generally increase. If general interest rates decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by Two Harbors in assets yielding less than the yields on the assets that were prepaid. In addition, the market value of the assets may, because of the risk of prepayment, benefit less than other fixed income securities from declining interest rates.

Recent market conditions may upset the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for Two Harbors to analyze its portfolio of assets.

Two Harbors’ success depends in part on its ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie its assets. Changes in interest rates and prepayments affect the market price of the assets that Two Harbors purchases and any asset that Two Harbors holds at a given time. As part of Two Harbors’ overall portfolio risk management, Two Harbors analyzes interest rate changes and prepayment trends separately and collectively to assess their effects on Two Harbors’ portfolio of assets. In conducting its analysis, Two Harbors depends on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. If the recent dislocations in the residential mortgage market or other developments change the way that prepayment trends have historically responded to interest rate changes, Two Harbors’ ability to (1) assess the market value of its portfolio of assets, (2) implement its hedging strategies and (3) implement techniques to reduce its prepayment rate volatility would be significantly affected, which could materially adversely affect Two Harbors’ financial position and results of operations.

Two Harbors may acquire RMBS collateralized by Subprime Mortgage Loans, which are subject to increased risks.

Two Harbors may acquire RMBS backed by collateral pools of Subprime Mortgage Loans, which are mortgage loans that have been originated using underwriting standards that are less conservative than those used in underwriting Prime Mortgage Loans (mortgage loans that generally conform to Agency underwriting guidelines) and Alt-A Mortgage Loans (mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to Agency underwriting guidelines and generally allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation). These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, Subprime Mortgage Loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with Subprime Mortgage Loans, the performance of RMBS backed by Subprime Mortgage Loans that Two Harbors may acquire could be correspondingly adversely affected, which could adversely impact Two Harbors’ results of operations, financial condition and business.

Two Harbors’ portfolio of assets may be concentrated, and non-Agency assets will be subject to risk of default.

While Two Harbors intends to diversify its portfolio of assets, Two Harbors is not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by its board of directors. Therefore, Two Harbors’ portfolio of assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that Two Harbors’ portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of Two Harbors’ assets within a short time period, which may reduce Two Harbors’ net income and the value of its shares or warrants and accordingly reduce its ability to pay dividends to its stockholders.

Two Harbors’ subordinated RMBS assets may be in the “first loss” position, subjecting it to greater risk of losses.

In general, losses on a mortgage loan included in a securitization will be borne first by the equity holder of the issuing trust, and then by the “first loss” subordinated security holder and then by the “second loss” mezzanine holder. In the event of default and the exhaustion of any classes of securities junior to those which Two Harbors acquires and there is any further loss, Two Harbors will not be able to recover all of its investment in the securities it purchases. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related RMBS, the securities which Two Harbors acquires may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to Two Harbors. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated securities, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying RMBS to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect Two Harbors against loss of its principal on these securities.

Increases in interest rates could adversely affect the value of Two Harbors’ assets and cause its interest expense to increase, which could result in reduced earnings or losses and negatively affect Two Harbors’ profitability as well as the cash available for distribution to its stockholders.

Two Harbors focuses primarily on acquiring mortgage-related assets by purchasing non-Agency RMBS, Agency RMBS, RMBS derivatives and other financial assets. In a normal yield curve environment, some of these types of assets will generally decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to Two Harbors, which may negatively affect cash available for distribution to its stockholders.

A significant risk associated with these assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increased significantly, the market value of these assets could decline, and the duration and weighted-average life of the assets could increase. Two Harbors could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements Two Harbors may enter into to finance the purchase of these securities.

Market values of Two Harbors’ assets may decline without any general increase in interest rates for a number of reasons, such as increases or expected increases in defaults, increases or expected increases in voluntary prepayments for those assets that are subject to prepayment risk or widening of credit spreads.

In addition, in a period of rising interest rates, Two Harbors’ operating results will depend in large part on the difference between the income from its assets, net of credit losses, and financing costs. Two Harbors anticipates that, in most cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of its borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence Two Harbors’ net income. Increases in these rates will tend to decrease Two Harbors’ net income and market value of its assets.

Interest rate fluctuations may adversely affect the value of Two Harbors’ assets, net income and common stock.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond Two Harbors’ control. Interest rate fluctuations present a variety of risks, including the risk of a narrowing of the difference between asset yields and borrowing rates, flattening or inversion of the yield curve and fluctuating prepayment rates, and may adversely affect Two Harbors’ income and the value of its common stock or warrants.

Some of the assets in Two Harbors’ portfolio will be recorded at fair value (as determined in accordance with Two Harbors’ pricing policy as approved by its board of directors) and, as a result, there will be uncertainty as to the value of these assets.

Some of the assets in Two Harbors’ portfolio will be in the form of securities that are not publicly traded. The fair value of securities and other assets that are not publicly traded may not be readily determinable. Two Harbors will value these assets quarterly at fair value, as determined in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of Two Harbors’ assets may fluctuate over short periods of time and its determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of Two Harbors’ common stock or warrants could be adversely affected if Two Harbors’ determinations regarding the fair value of these assets were materially higher than the values that Two Harbors ultimately realizes upon their disposal.

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could impair Two Harbors’ assets and harm its operations.

Prior to commencing its investment program on October 29, 2009, Two Harbors was not burdened by the losses experienced by certain of its competitors as a result of the current recession and declines in real estate values. However, the risks associated with its business will be more severe during periods of future economic slowdown or recession, especially if these periods are accompanied by declining real estate values. Further, if the current economic slowdown persists or worsens, Two Harbors will be subject to the same risks. Two Harbors’ non-Agency RMBS investments will be particularly sensitive to these risks.

Declining real estate values will likely reduce the level of new mortgage loan originations because borrowers often use appreciation in the value of their existing properties to support the purchase of additional properties. Borrowers may also be less able to pay principal and interest on Two Harbors’ loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that Two Harbors will incur losses on its loans in the event of default because the value of Two Harbors’ collateral may be insufficient to cover its cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both Two Harbors’ net interest income from loans in its portfolio as well as Two Harbors’ ability to acquire and sell loans, which would significantly harm Two Harbors’ revenues, results of operations, financial condition, business prospects and Two Harbors’ ability to make distributions to its stockholders.

The non-Agency assets that Two Harbors acquires are subject to delinquency, foreclosure and loss, which could result in losses to Two Harbors.

Residential mortgage loans are secured by single-family residential property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property typically is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. Owners of Agency RMBS are protected from the risk of default on the underlying mortgages by guarantees from federally chartered entities such as Fannie Mae and Freddie Mac and, in the case of the Government National Mortgage Association (“Ginnie Mae”), the U.S. government. However, Two Harbors also acquires non-Agency RMBS, which are backed by residential real property but, in contrast to Agency RMBS, their principal and interest are not guaranteed by federally chartered entities or the U.S. government.

In the event of a default under a non-Agency mortgage loan in a pool of loans held by Two Harbors, Two Harbors will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on Two Harbors’ cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on Two Harbors’ anticipated return on the foreclosed mortgage loan.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, the assets that Two Harbors acquires.

The U.S. Government, through the Federal Reserve, the FHA and the FDIC, has commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. In addition, some members of Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. The servicer will have the authority to modify mortgage loans that are in default, or for which default is reasonably foreseeable, if such modifications are in the best interests of the holders of the mortgage securities and such modifications are done in accordance with the terms of the relevant agreements. Loan modifications are more likely to be used when borrowers are less able to refinance or sell their homes due to market conditions, and when the potential recovery from a foreclosure is reduced due to lower property values. A significant number of loan modifications could result in a significant reduction in cash flows to the holders of the mortgage securities on an ongoing basis. These loan modification programs, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the assets that Two Harbors acquires.

Two Harbors’ non-real estate investments may subject it to various risks, including credit risk, market risk, interest rate risk and liquidity risk.

Two Harbors intends to invest approximately 5% to 10% of its assets in certain non-real estate investments, subject to compliance with applicable REIT and 1940 Act requirements. These non-real estate investments may include asset-backed securities (“ABS”) collateralized by consumer or commercial receivables in sectors such as auto, credit card and student loans. Investors in ABS bear various risks, including credit risk, market risk, interest rate risk, liquidity risk, operations risk, structural risk and legal risk.

Credit risk arises from losses due to defaults by the borrowers in the underlying collateral and the ABS issuer’s or servicer’s failure to perform. These two elements may be related, as, for example, in the case of a servicer which does not provide adequate credit-review scrutiny to the serviced portfolio, leading to higher incidence of defaults. Market risk arises from the cash flow characteristics of the security, which for most ABS tend to be predictable. The greatest variability in cash flows comes from credit performance, including the presence of wind-down or acceleration features designed to protect the ABS purchaser in the event that credit losses in the portfolio rise well above expected levels. Interest rate risk arises for the ABS issuer from the relationship between the pricing terms on the underlying collateral and the terms of the rate paid to holders of the ABS and from the need to mark to market the excess servicing or spread account proceeds carried on the balance sheet. For the holder of the ABS, interest rate risk depends on the expected life of the ABS which may depend on prepayments on the underlying assets or the occurrence of wind-down or termination events. Liquidity risk may arise from an increase in perceived credit risk. Other risks arise through the potential for misrepresentation of loan quality or terms by the originating institution, misrepresentation of the nature and current value of the assets by the servicer and inadequate controls over disbursements and receipts by the servicer.

Risks Related to Two Harbors’ Organization and Structure

Certain provisions of Maryland law could inhibit changes in control.

Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of deterring a third party from making a proposal to acquire Two Harbors or of impeding a change in control under circumstances that otherwise could provide the holders of shares of Two Harbors’ common stock with the opportunity to realize a premium over the then-prevailing market price of such shares.

Two Harbors is subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between Two Harbors and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of Two Harbors’ then outstanding voting stock or an affiliate or associate of Two Harbors who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of Two Harbors’ then outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between Two Harbors and an interested stockholder generally must be recommended by Two Harbors’ board of directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of Two Harbors’ voting stock; and (2) two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if Two Harbors’ common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, Two Harbors’ board of directors has by resolution exempted business combinations between Two Harbors and any person, provided that such business combination is first approved by Two Harbors’ board of directors. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between Two Harbors and any person. As a result, any person, including Pine River, may be able to enter into business combinations with Two Harbors that may not be in the best interests of Two Harbors’ stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute.

The “control share” provisions of the MGCL provide that “control shares” of a Maryland corporation (defined as voting shares of stock which, when aggregated with all other shares of stock controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by Two Harbors’ stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, Two Harbors’ officers and Two Harbors’ employees who are also Two Harbors’ directors. Two Harbors’ bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of Two Harbors’ stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

The “unsolicited takeover” provisions of the MGCL (Title 3, Subtitle 8 of the MGCL) permit Two Harbors’ board of directors, without stockholder approval and regardless of what is currently provided in Two Harbors’ charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) Two Harbors does not currently have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for Two Harbors or of delaying, deferring or preventing a change in control of Two Harbors under circumstances that otherwise could provide the holders of shares of Two Harbors’ common stock with the opportunity to realize a premium over the then current market price. Two Harbors’ charter contains a provision whereby Two Harbors has elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on its board of directors.

Two Harbors’ authorized but unissued shares of common and preferred stock and the ownership limitations contained in Two Harbors’ charter, may prevent a change in Two Harbors’ control.

Two Harbors’ charter authorizes Two Harbors to issue additional authorized but unissued shares of common or preferred stock. In addition, Two Harbors’ board of directors may, with the approval of a majority of the entire board and without stockholder approval, amend its charter to increase or decrease the aggregate number of shares of its stock or the number of shares of stock of any class or series that Two Harbors has the authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the terms of the classified or reclassified shares. As a result, Two Harbors’ board may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of Two Harbors’ common stock or otherwise be in the best interests of its stockholders.

In addition, Two Harbors’ charter contains restrictions limiting the ownership and transfer of shares of Two Harbors’ common stock and other outstanding shares of capital stock. The relevant sections of Two Harbors’ charter provide that, subject to certain exceptions described below, ownership of shares of Two Harbors’ common stock by any person is limited to 9.8% by value or by number of shares, whichever is more restrictive, of Two Harbors’ outstanding shares of common stock (the common share ownership limit), and no more than 9.8% by value or number of shares, whichever is more restrictive, of Two Harbors’ outstanding capital stock (the aggregate share ownership limit). The common share ownership limit and the aggregate share ownership limit are collectively referred to herein as the “ownership limits.” These charter provisions will restrict the ability of persons to purchase shares in excess of the relevant ownership limits.

Two Harbors’ charter contains provisions that make removal of its directors difficult, which could make it difficult for Two Harbors’ stockholders to effect changes in Two Harbors’ management.

Two Harbors’ charter provides that, subject to the rights of any series of preferred stock, a director may be removed only by the affirmative vote of at least two-thirds of all the votes entitled to be cast generally in the election of directors. Its bylaws provide that vacancies generally may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change Two Harbors’ management by removing and replacing directors and may prevent a change in Two Harbors’ control that is in the best interests of its stockholders.

Two Harbors’ rights and your rights to take action against its directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.

As permitted by Maryland law, Two Harbors’ charter eliminates the liability of its directors and officers to Two Harbors and you for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, Two Harbors’ charter authorizes Two Harbors to obligate itself to indemnify its present and former directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Two Harbors’ bylaws require Two Harbors to indemnify each present or former director or officer, to the maximum extent permitted by Maryland law, who is made, or threatened to be made, a party to any proceeding because of his or her service to Two Harbors.  In addition, Two Harbors may be obligated to fund the defense costs incurred by its directors and officers.

Tax Risks

Two Harbors’ failure to qualify as a REIT would subject it to U.S. federal income tax and potentially increased state and local taxes, which would reduce the amount of cash available for distribution to its stockholders.

Two Harbors has been organized and intends to operate in a manner that will enable it to qualify as a REIT for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2009. Two Harbors has not requested and does not intend to request a ruling from the Internal Revenue Service (the “IRS”) that it qualifies as a REIT. The U.S. federal income tax laws governing REITs are complex, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT, Two Harbors must meet, on an ongoing basis, various tests regarding the nature of its assets and its income, the ownership of its outstanding shares, and the amount of its distributions. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for Two Harbors to qualify as a REIT. Thus, while Two Harbors intends to operate so that it will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in its circumstances, no assurance can be given that it will so qualify for any particular year. These considerations also might restrict the types of assets that Two Harbors can acquire in the future.

If Two Harbors fails to qualify as a REIT in any taxable year, and does not qualify for certain statutory relief provisions, it would be required to pay U.S. federal income tax on its taxable income, and distributions to its stockholders would not be deductible by it in determining its taxable income. In such a case, Two Harbors might need to borrow money or sell assets in order to pay its taxes. Two Harbors’ payment of income tax would decrease the amount of its income available for distribution to its stockholders. Furthermore, if Two Harbors fails to maintain its qualification as a REIT, it no longer would be required to distribute substantially all of its net taxable income to its stockholders. In addition, unless Two Harbors were eligible for certain statutory relief provisions, it could not re-elect to qualify as a REIT until the fifth calendar year following the year in which it failed to qualify.

Complying with REIT requirements may cause Two Harbors to forego otherwise attractive investment opportunities or financing or hedging strategies.

To qualify as a REIT for U.S. federal income tax purposes, Two Harbors must continually satisfy various tests regarding the sources of its income, the nature and diversification of its assets, the amounts it distributes to its stockholders and the ownership of its stock. To meet these tests, Two Harbors may be required to forego investments it might otherwise make. Two Harbors may be required to make distributions to stockholders at disadvantageous times or when it does not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to it in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder Two Harbors’ investment performance.

Complying with REIT requirements may force Two Harbors to liquidate otherwise profitable assets.

To qualify as a REIT, Two Harbors must ensure that at the end of each calendar quarter, at least 75% of the value of its assets consists of cash, cash items, government securities and designated real estate assets, including certain mortgage loans and shares in other REITs.  Subject to certain exceptions, Two Harbors’ ownership of securities, other than government securities and securities that constitute real estate assets, generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer.  In addition, in general, no more than 5% of the value of Two Harbors’ assets, other than government securities and securities that constitute real estate assets, can consist of the securities of any one issuer, and no more than 25% of the value of Two Harbors’ total securities can be represented by securities of one or more TRSs.  If Two Harbors fails to comply with these requirements at the end of any calendar quarter after the first calendar quarter for which it qualifies as a REIT, it must generally correct such failure within 30 days after the end of the calendar quarter to avoid losing its REIT qualification.  As a result, Two Harbors may be required to liquidate otherwise profitable assets prematurely, which could reduce its return on assets, which could adversely affect returns to its stockholders.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax exempt investors.

If (i) all or a portion of Two Harbors’ assets are subject to the rules relating to taxable mortgage pools, (ii) Two Harbors is a “pension held REIT,” (iii) a tax exempt stockholder has incurred debt to purchase or hold Two Harbors’ common stock, or (iv) Two Harbors purchases residual REMIC interests that generate “excess inclusion income,” then a portion of the distributions to and, in the case of a stockholder described in clause (iii), gains realized on the sale of common stock by such tax exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Complying with REIT requirements may limit Two Harbors’ ability to hedge effectively.

The REIT provisions of the Code may limit Two Harbors’ ability to hedge its assets and operations. Under these provisions, any income that Two Harbors generates from transactions intended to hedge its interest rate and currency risks will generally be excluded from gross income for purposes of the 75% and 95% gross income tests if the instrument hedges interest rate risk or foreign currency exposure on liabilities used to carry or acquire real estate or income or gain that would be qualifying income under the 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury regulations. In addition, any income from other hedges would generally constitute non-qualifying income for purposes of both the 75% and 95% gross income tests.  As a result of these rules, Two Harbors may have to limit its use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than Two Harbors would otherwise incur.

The failure of a loan subject to a repurchase agreement to qualify as a real estate asset would adversely affect Two Harbors’ ability to qualify as a REIT.

Two Harbors may enter into repurchase agreements under which it will nominally sell certain of its loan assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. Two Harbors believes that it will be treated for U.S. federal income tax purposes as the owner of the loan assets that are the subject of any such agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that Two Harbors did not own the loan assets during the term of the repurchase agreement, in which case it could fail to qualify as a REIT.

REIT distribution requirements could adversely affect Two Harbors’ ability to execute its business plan and may require it to incur debt, sell assets or take other actions to make such distributions.

In order to qualify as a REIT, Two Harbors must distribute to its stockholders, each calendar year, at least 90% of its REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that Two Harbors satisfies the 90% distribution requirement, but distributes less than 100% of its taxable income, it is subject to U.S. federal corporate income tax on Two Harbors’ undistributed income. In addition, Two Harbors will incur a 4% nondeductible excise tax on the amount, if any, by which its distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax law.

Two Harbors intends to distribute its net income to its stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. There is no requirement that Two Harbors’ TRSs distribute their after-tax net income to it and such TRSs that Two Harbors forms may, to the extent consistent with maintaining Two Harbors’ qualification as a REIT, determine not to make any current distributions to it. Two Harbors’ taxable income may substantially exceed its net income as determined by generally accepted accounting principles (“GAAP”) or differences in timing between the recognition of taxable income and the actual receipt of cash may occur in which case Two Harbor may have taxable income in excess of cash flow from its operating activities. For example, capital losses will be deducted in determining Two Harbors’ GAAP net income, but may not be deductible in computing its taxable income. In addition, Two Harbors will likely invest in assets, including debt instruments requiring it to recognize market discount income or accrue original issue discount (“OID”), that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as “phantom income.” Although some types of phantom income are excluded to the extent they exceed 5% of Two Harbors’ net income in determining the 90% distribution requirement, Two Harbors may incur corporate income tax and the 4% nondeductible excise tax with respect to any phantom income items if it does not distribute those items on an annual basis. Finally, Two Harbors may be required under the terms of the indebtedness that it incurs, whether to private lenders or pursuant to government programs, to use cash received from interest payments to make principal payment on that indebtedness, with the effect that Two Harbors will recognize income but will not have a corresponding amount of cash available for distribution to its stockholders.

As a result of the foregoing, Two Harbors may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, in order to satisfy the distribution requirement and to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax in that year, it may be required to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of its shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements. Thus, compliance with the REIT distribution requirements may require Two Harbors to take actions that may not otherwise be advisable given existing market conditions and hinder Two Harbors’ ability to grow, which could adversely affect the value of its common stock or warrants.

Even if Two Harbors qualifies as a REIT, it may be required to pay certain taxes.

Even if Two Harbors qualifies for taxation as a REIT, it may be subject to certain U.S. federal, state and local taxes on its income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes, including mortgage recording taxes. In addition, Two Harbors will hold some of its assets through taxable subsidiary corporations, including Capitol and any other TRSs. Capitol and any other TRSs or other taxable corporations in which Two Harbors owns an interest will be subject to U.S. federal, state and local corporate taxes. Payment of these taxes generally would reduce Two Harbors’ cash flow and the amount available to distribute to its stockholders.

Two Harbors may choose to pay dividends in its own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.

Two Harbors may distribute taxable dividends that are payable in cash and shares of its common stock at the election of each stockholder. Under IRS Revenue Procedure 2009-15, up to 90% of any such taxable dividend for 2009 could be payable in Two Harbors’ stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of Two Harbors’ current and accumulated earnings and profits for U.S. federal income tax purposes.  As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of Two Harbors’ stock at the time of the sale.  Furthermore, with respect to non-U.S. stockholders, Two Harbors may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.  In addition, if a significant number of Two Harbors’ stockholders decide to sell shares of Two Harbors’ common stock in order to pay taxes owed on dividends, such sales may put downward pressure on the trading price of Two Harbors’ common stock.

Further, while Revenue Procedure 2009-15 applies only to taxable dividends payable in cash or stock in 2009, it is unclear whether and to what extent Two Harbors will be able to pay taxable dividends in cash and stock in later years. Moreover, various aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

Two Harbors’ ability to invest in and dispose of “to be announced” securities could be limited by Two Harbors’ REIT qualification, and Two Harbors could fail to qualify as a REIT as a result of these investments.

Two Harbors may purchase Agency RMBS through TBAs, or dollar roll transactions. In certain instances, rather than take delivery of the Agency RMBS subject to a TBA, Two Harbors may dispose of the TBA through a dollar roll transaction in which it agrees to purchase similar securities in the future at a predetermined price or otherwise, which may result in the recognition of income or gains. Two Harbors will account for dollar roll transactions as purchases and sales. The law is unclear regarding whether TBAs will be qualifying assets for the 75% asset test and whether income and gains from dispositions of TBAs will be qualifying income for the 75% gross income test.

Unless Two Harbors is advised by counsel that TBAs should be treated as qualifying assets for purposes of the 75% asset test, it will limit its investment in TBAs and any other non-qualifying assets to no more than 25% of its total assets at the end of any calendar quarter. Furthermore, until Two Harbors is advised by counsel that income and gains from the disposition of TBAs should be treated as qualifying income for purposes of the 75% gross income test, it will limit its gains from dispositions of TBAs and any other non-qualifying income to no more than 25% of its total gross income for each calendar year. Accordingly, Two Harbors’ ability to purchase Agency RMBS through TBAs and to dispose of TBAs, through dollar roll transactions or otherwise, could be limited.

Moreover, even if Two Harbors is advised by counsel that TBAs should be treated as qualifying assets or that income and gains from dispositions of TBAs should be treated as qualifying income, it is possible that the IRS could successfully take the position that such assets are not qualifying assets and such income is not qualifying income. In that event, Two Harbors could be subject to a penalty tax or could fail to qualify as a REIT if (i) the value of Two Harbors’ TBAs, together with its non-qualifying assets for the 75% asset test, exceeded 25% of its gross assets at the end of any calendar quarter, or (ii) Two Harbors’ income and gains from the disposition of TBAs, together with its non-qualifying income for the 75% gross income test, exceeded 25% of its gross income for any taxable year.

Although Two Harbors’ use of TRS’s may be able to partially mitigate the impact of meeting the requirements for qualification as a REIT, its ownership of and relationship with its TRS’s is limited and a failure to comply with the limits would jeopardize its REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRS’s. Other than certain activities relating to lodging and healthcare facilities, a TRS generally may engage in any business and may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Capitol and other TRS’s that Two Harbors may form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to Two Harbors but are not required to be distributed to Two Harbors. Two Harbors anticipates that the aggregate value of the securities of its TRSs will be less than 25% of the value of its total assets (including Two Harbors’ TRS securities). Furthermore, Two Harbors intends to monitor the value of its respective investments in its TRS’s for the purpose of ensuring compliance with TRS ownership limitations. In addition, it will review all of its transactions with TRS’s to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that Two Harbors will be able to comply with the 25% limitation or to avoid application of the 100% excise tax discussed above.

Two Harbors may be required to report taxable income with respect to certain of its investments in excess of the economic income it ultimately realizes from them.

Two Harbors may acquire interests in debt instruments in the secondary market for less than their face amount. The discount at which such interests in debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Market discount on a debt instrument accrues based generally on the assumption that all future payments on the debt instrument will be made. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. In the case of residential mortgage loans, principal payments are ordinarily made monthly, and consequently, accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If Two Harbors collects less on a debt instrument than its purchase price plus the market discount it had previously reported as income, it may not be able to benefit from any offsetting loss deduction in a subsequent taxable year.

Similarly, some of the mortgage-backed securities that Two Harbors purchases will likely have been issued with OID. Two Harbors will be required to report such OID based on a constant yield method and income will accrue based on the assumption that all future projected payments due on such mortgage-backed securities will be made. If such mortgage-backed securities turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year in which uncollectibility is provable.

Finally, in the event that any debt instruments or mortgage-backed securities acquired by Two Harbors are delinquent as to mandatory principal and interest payments, or in the event a borrower with respect to a particular debt instrument acquired by Two Harbors encounters financial difficulty rendering it unable to pay stated interest as due, Two Harbors may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectibility. Similarly, Two Harbors may be required to accrue interest income with respect to subordinate mortgage-backed securities at their stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while Two Harbors would in general ultimately have an offsetting loss deduction available to it when such interest was determined to be uncollectible; the utility of that deduction would depend on Two Harbors having taxable income in that later year or thereafter.

Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of Two Harbors’ shares or warrants.

The maximum U.S. federal income tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts and estates is 15% (through 2010). Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a 35% maximum U.S. federal income tax rate on ordinary income. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including Two Harbors’ shares.

Two Harbors may be subject to adverse legislative or regulatory tax changes that could reduce the market price of its shares or warrants.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect. Two Harbors cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. Two Harbors and its stockholders or warrantholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

Risks Related to the Securities of Two Harbors

Future issuances and sales of shares of Two Harbors’ common stock may depress the market price of Two Harbors’ common stock or warrants or have adverse consequences for Two Harbors’ stockholders or warrantholders.

Two Harbors’ charter provides that Two Harbors may issue up to 450,000,000 shares of common stock. As of the date of this filing, 13,379,209 shares of common stock were issued and outstanding and 33,249,000 warrants to purchase up to 33,249,000 shares of common stock were issued and outstanding. Two Harbors’ 2009 equity incentive plan provides for grants of restricted common stock and other equity-based awards, subject to a ceiling of 200,000 shares available for issuance under the plan. In connection with the closing of the merger with Capitol, Two Harbors granted 22,159 shares of restricted common stock to its independent directors pursuant to the 2009 equity incentive plan. The shares of restricted common stock granted to the independent directors will vest as follows: one-third on each of the first anniversary of the date of grant, the second anniversary of the date of grant and the third anniversary of the date of grant, provided in each case such director is serving as a board member on the vesting date.

Two Harbors cannot predict the effect, if any, of future sales of its common stock, or the availability of shares for future sales, on the market price of its common stock or warrants. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for Two Harbors’ common stock or warrants.

Also, Two Harbors may issue additional shares in subsequent public offerings or private placements to acquire new assets or for other purposes. Two Harbors is not required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future share issuances, which may dilute the existing stockholders’ interests in Two Harbors.

Two Harbors has not established a minimum distribution payment level and Two Harbors cannot assure you of its ability to pay distributions in the future.

Two Harbors intends to pay quarterly distributions and to make distributions to its stockholders in an amount such that Two Harbors distributes all or substantially all of its REIT taxable income in each year, subject to certain adjustments. Two Harbors has not established a minimum distribution payment level and its ability to pay distributions may be adversely affected by a number of factors, including the risk factors described herein.  All distributions will be made, subject to Maryland law, at the discretion of Two Harbors’ board of directors and will depend on Two Harbors’ earnings, its financial condition, any debt covenants, maintenance of its REIT qualification and other factors as its board of directors may deem relevant from time to time. Two Harbors believes that a change in any one of the following factors could adversely affect its results of operations and impair its ability to pay distributions to its stockholders:

•	the profitability of the assets acquired with the funds released from the Trust Account upon consummation of the merger with Capitol;

•	Two Harbors’ ability to make profitable acquisitions;

•	margin calls or other expenses that reduce Two Harbors’ cash flow;

•	defaults in Two Harbors’ asset portfolio or decreases in the value of its portfolio; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

Two Harbors cannot assure you that Two Harbors will achieve results that will allow Two Harbors to make a specified level of cash distributions or year-to-year increases in cash distributions in the future. In addition, some of Two Harbors’ distributions may include a return in capital.

Two Harbors’ warrants may be exercised in the future, which would increase the number of shares eligible for future resale in the public market.

Outstanding redeemable warrants to purchase an aggregate of 26,249,000 shares of Two Harbors common stock (issued in connection with the conversion, pursuant to the merger, of the Capitol warrants issued in Capitol’s initial public offering) and warrants to purchase an aggregate of 7,000,000 shares of common stock (issued in connection with the conversion, pursuant to the merger, of the warrants sold to Capitol’s officers, directors and stockholders prior to Capitol’s initial public offering simultaneously with the consummation of such initial public offering) are currently exercisable at an exercise price of $11.00 per share. The warrant exercise price may be lowered under certain circumstances, including, among others, in the sole discretion of Two Harbors at any time prior to the expiration date of the warrants for a period of not less than ten business days; provided, however, that any such reduction shall be identical in percentage terms among all of the warrants. These warrants likely will be exercised if the market price of the shares of Two Harbors’ common stock equals or exceeds the warrant exercise price. Therefore, as long as warrants remain outstanding, there will be a drag on any increase in the price of Two Harbors’ common stock in excess of the warrant exercise price. To the extent such warrants are exercised, additional shares of Two Harbors common stock will be issued, which would dilute the ownership of existing stockholders. Further, if these warrants are exercised at any time in the future at a price lower than the book value per share of Two Harbors’ common stock, existing stockholders could suffer substantial dilution of their investment, which dilution could increase in the event the warrant exercise price is lowered. Additionally, if Two Harbors were to lower the exercise price in the near future, the likelihood of this dilution could be accelerated.

Two Harbors’ stock or warrant price could fluctuate and could cause you to lose a significant part of your investment.

The market price of Two Harbors’ securities may be influenced by many factors, some of which are beyond its control, including those described above and the following:

•	changes in financial estimates by analysts;

•	fluctuations in its quarterly financial results or the quarterly financial results of companies perceived to be similar to it;

•	general economic conditions;

•	changes in market valuations of similar companies;

•	terrorist acts;

•	changes in its capital structure, such as future issuances of securities or the incurrence of additional debt;

•	future sales of its common stock;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving Two Harbors, its subsidiaries or its general industry; and

•	additions or departures of key personnel at PRCM Advisers LLC or Pine River.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 28, 2009, Two Harbors granted 22,159 shares of restricted common stock to its independent directors pursuant to Two Harbors’ 2009 equity incentive plan. The estimated fair value of these awards was $9.59 per share, based on the closing price of Capitol’s common stock on the NYSE Amex on such date. The grants will vest in three annual installments commencing on the date of the grant, as long as such director is serving as a board member on the vesting date. Such grants were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits – The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report.  Such Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TWO HARBORS INVESTMENT CORP.

Dated: December 11, 2009	By:	/s/ Thomas Siering
Thomas Siering
Chief Executive Officer, President and Director (principal executive officer)

Dated: December 11, 2009	By:	/s/ Jeffrey Stolt
Jeffrey Stolt
Chief Financial Officer and Treasurer (principal accounting and financial officer)

Exhibit number	Exhibit description

2.1
Agreement and Plan of Merger, dated as of June 11, 2009, by and among Capitol Acquisition Corp., Two Harbors Investment Corp., Two Harbors Merger Corp. and Pine River Capital Management L.P. (incorporated by reference to Annex A filed with Pre Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-4 (File No. 333-160199), which was filed with the Securities and Exchange Commission on October 8, 2009 (“Amendment No. 4”)).

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of August 17, 2009, by and among Capitol Acquisition Corp., Two Harbors Investment Corp., Two Harbors Merger Corp. and Pine River Capital Management L.P. (incorporated by reference to Annex A-2 filed with Amendment No. 4).

2.3
Amendment No. 2 to Agreement and Plan of Merger, dated as of September 20, 2009, by and among Capitol Acquisition Corp., Two Harbors Investment Corp., Two Harbors Merger Corp. and Pine River Capital Management L.P. (incorporated by reference to Annex A-3 filed with Amendment No. 4).

3.1	Articles of Amendment and Restatement of Two Harbors Investment Corp. (incorporated by reference to Annex B filed with Amendment No. 4).

3.2	Bylaws of Two Harbors Investment Corp. (incorporated by reference to Annex C filed with Amendment No. 4).

4.1
Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Capitol Acquisition Corp. (incorporated by reference to Exhibit 4.4 filed with Pre-Effective Amendment No. 2 to Capitol Acquisition Corp.’s Registration Statement on Form S-1 (File No. 333-144834), which was filed with the Securities and Exchange Commission on October 18, 2007).

4.2	Specimen Common Stock Certificate of Two Harbors Investment Corp. (incorporated by reference to Exhibit 4.2 filed with Amendment No. 4).

4.3
Specimen Warrant Certificate of Two Harbors Investment Corp. (incorporated by reference to Exhibit 4.3 filed with Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-160199), which was filed with the Securities and Exchange Commission on August 5, 2009).

4.4
Supplement and Amendment to Warrant Agreement between Continental Stock Transfer & Trust Company, Capitol Acquisition Corp. and Two Harbors Investment Corp. (incorporated by reference to Annex G filed with Amendment No. 4).

10.1	Form of Management Agreement (incorporated by reference to Annex D filed with Amendment No. 4).

10.2
Form of Voting and Support Agreement (incorporated by reference to Exhibit 10.3 filed with Capitol Acquisition Corp.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2009).

10.3
Form of Sub-Management Agreement (incorporated by reference to Exhibit 10.2 filed with Capitol Acquisition Corp.’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 12, 2009).

10.4
Form of Shared Facilities and Services Agreement (incorporated by reference to Exhibit 10.8 filed with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-160199), which was filed with the Securities and Exchange Commission on August 28, 2009 (“Amendment No. 2”)).

10.5	Form of 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 filed with Amendment No. 4).

10.6	Form of Restricted Common Stock Award (incorporated by reference to Exhibit 10.10.1 filed with Amendment No. 4).

10.7	Form of Phantom Share Award (incorporated by reference to Exhibit 10.10.2 filed with Amendment No. 4).

10.8
Letter agreement, dated June 10, 2009, between Capitol Acquisition Corp. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.4 filed with Capitol Acquisition Corp.’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 21, 2009).

10.9
Registration Rights Agreement, dated as of October 28, 2009, by and among Two Harbors Investment Corp., Capitol Acquisition Corp. and certain persons listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2009 (the “Merger Closing 8-K”)).

10.10
Letter Agreement, dated as of October 28, 2009, by and between Two Harbors Investment Corp. and Integrated Holding Group LP (incorporated by reference to Exhibit 10.2 filed with the Merger Closing 8-K).

10.11
Letter Agreement, dated as of October 27, 2009, by and among Two Harbors Investment Corp., Federated Kaufmann Fund, Federated Kaufmann Fund II and Federated Kaufmann Growth Fund (incorporated by reference to Exhibit 10.3 filed with the Merger Closing 8-K).

10.12
Letter Agreement, dated as of October 28, 2009, by and between Two Harbors Investment Corp. and Whitebox Special Opportunities Fund, LP Series A (incorporated by reference to Exhibit 10.4 filed with the Merger Closing 8-K).

10.13
Letter Agreement, dated as of October 28, 2009, by and between Capitol Acquisition Corp., Two Harbors Investment Corp. and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 10.5 filed with the Merger Closing 8-K).

10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K dated November 19, 2009)

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.