Form 10-Q
period 2010-03-31
Two Harbors Investment Corp.
filed 2010-05-07
CIK 1465740

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 6, 2010 there were 26,067,590 shares of registered common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

INDEX

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TWO HARBORS INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Available-for-sale securities, at fair value	$520,169,039	$494,464,867
Cash and cash equivalents	25,443,339	26,104,880
Total earning assets	545,612,378	520,569,747
Restricted cash	22,592,792	8,913,048
Accrued interest receivable	2,500,400	2,579,695
Due from counterparties	23,339,552	4,877,463
Derivative assets, at fair value	3,468,485	363,666
Prepaid expenses	602,229	571,584
Deferred tax assets	402,473	—
Prepaid tax asset	498,493	490,206
Total Assets	$599,016,802	$538,365,409
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$449,960,805	$411,892,510
Derivative liabilities, at fair value	16,715,948	—
Accrued interest payable	383,142	113,788
Deferred tax liabilities	—	123,646
Accrued expenses and other liabilities	1,376,305	1,030,342
Dividends payable	4,824,492	3,484,356
Total liabilities	473,260,692	416,644,642
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 13,379,209 shares issued and outstanding	133,792	133,792
Additional paid-in capital	131,788,950	131,756,484
Accumulated other comprehensive income (loss)	2,550,685	(949,728)
Cumulative (losses) earnings	(408,469)	(5,735,425)
Cumulative distributions to stockholders	(8,308,848)	(3,484,356)
Total stockholders’ equity	125,756,110	121,720,767
Total liabilities and stockholders’ equity	$599,016,802	$538,365,409

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Interest income:
Available-for-sale securities	$6,153,318	$—
Cash and cash equivalents	5,471	48,247
Total interest income	6,158,789	48,247
Interest expense	518,210	—
Net interest income	5,640,579	48,247
Other income:
Gain on sale of investment securities, net	1,196,973	—
Loss on interest rate swap agreements	(1,547,412)	—
Gain on other derivative instruments	946,461	—
Total other income	596,022	—
Expenses:
Management fees	456,979	—
General and administrative	646,848	80,402
Directors and officers’ insurance	116,008	25,174
Professional fees	224,217	214,826
Total expenses	1,444,052	320,402
Net income (loss) before income taxes	4,792,549	(272,155)
Benefit from income taxes	534,407	91,987
Net income (loss)	5,326,956	(180,168)
Accretion of Trust Account income relating to common stock subject to possible conversion	—	(30,837)
Net income (loss) attributable to common stockholders	$5,326,956	$(211,005)
Basic and diluted earnings per common share	$0.40	$(0.01)
Dividends declared per common share	$0.36	$—
Weighted average number of shares of common stock:
Basic	13,379,209	24,936,558
Diluted	13,401,368	24,936,558

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative (Losses) Earnings	Cumulative Distributions to Stockholders	Total Stockholders' Equity
	Shares	Amount
	(unaudited)
Balance, January 1, 2009	32,811,257	$2,494	$181,150,291	$—	$3,009,106	$—	$184,161,891
Accretion of trust account income relating to common stock subject to possible conversion	—	—	(30,837)	—	—	—	(30,837)
Net loss	—	—	—	—	(180,168)	—	(180,168)
Balance, March 31, 2009	32,811,257	$2,494	$181,119,454	$—	$2,828,938	$—	$183,950,886
Balance, January 1, 2010	13,379,209	$133,792	$131,756,484	$(949,728)	$(5,735,425)	$(3,484,356)	$121,720,767
Net income	—	—	—	—	5,326,956	—	5,326,956
Net change in unrealized gain (loss) on available-for-sale securities	—	—	—	3,500,413	—	—	3,500,413
Total other comprehensive income	—	—	—	3,500,413	—	—	—
Total comprehensive income	—	—	—	—	—	—	8,827,369
Common dividends declared	—	—	—	—	—	(4,824,492)	(4,824,492)
Non-cash equity award compensation	—	—	32,466	—	—	—	32,466
Balance, March 31, 2010	13,379,209	$133,792	$131,788,950	$2,550,685	$(408,469)	$(8,308,848)	$125,756,110

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$5,326,956	$(180,168)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of premiums and discounts net	1,415,815	—
Gain on sale of investment securities, net	(1,196,973)	—
Equity based compensation expense	32,466	—
Net change in:
Decrease in accrued interest receivable	79,295	—
Increase in deferred income taxes	(526,119)	—
Increase in due from counterparties	(18,462,089)	—
Increase in fair value of derivative assets, net	13,611,129	—
Increase in prepaid tax asset	(8,287)	(91,987)
(Increase)/decrease in prepaid expenses	(30,645)	30,818
Increase in accrued interest payable	269,354	—
Increase/(decrease) in accrued expenses and other liabilities	345,963	(50,741)
Net cash provided by (used in) operating activities	856,865	(292,078)
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(58,964,587)	—
Proceeds from sales of available-for-sale securities	10,378,401	—
Principal payments on available-for-sale securities	26,163,585	—
Net increase in restricted cash	(13,679,744)	(10,804)
Net decrease in cash held in trust account, interest and dividend income available for working capital and taxes	—	96,942
Net cash (used in) provided by investing activities	(36,102,345)	86,138
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	458,203,600	—
Principal payments on repurchase agreements	(420,135,305)	—
Dividends paid on common stock	(3,484,356)	—
Net cash provided by financing activities	34,583,939	—
Net decrease in cash and cash equivalents	(661,541)	(205,940)
Cash and cash equivalents at beginning of period	26,104,880	2,778,143
Cash and cash equivalents at end of period	$25,443,339	$2,572,203
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$248,857	$—
Cash (received) paid for taxes	$—	$—
Non-Cash Financing Activity:
Dividends declared but not paid at end of period	$4,824,492	$—
Accretion of trust account income relating to common stock subject to conversion	$—	$(30,837)

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.

Notes to the Consolidated Financial Statements

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

The Company has elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its initial taxable period ended December 31, 2009. As long as the Company continues to comply with a number of requirements under federal tax law and maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income tax to the extent that the Company distributes its taxable income to its stockholders on an annual basis.

Note 2. Basis of Presentation and Significant Accounting Policies

Consolidation and Basis of Presentation

The interim unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim financial statements are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2010 and results of operations for all periods presented have been made. The results of operations for the three-month period ended March 31, 2010 should not be construed as indicative of the results to be expected for the full year.

The consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make a number of significant estimates and assumptions. These estimates include estimates of fair value of certain assets and liabilities, amount and timing of credit losses, prepayment rates, the period of time during which the Company anticipates an increase in the fair values of real estate securities sufficient to recover unrealized losses in those securities, and other estimates that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes due to supply and demand, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ from its estimates and the differences may be material.

The consolidated financial statements of the Company include the accounts of all subsidiaries; intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Issued and/or Adopted Accounting Standards

Broad Transactions

Fair Value Measurements and Disclosures (Accounting Standards Codification “ASC 820”).  On January 21, 2010, the FASB issued an accounting standard update, or ASU, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements which provides guidance on how investment assets and liabilities are to be valued and disclosed. Specifically, the amendment requires

TWO HARBORS INVESTMENT CORP.

Notes to the Consolidated Financial Statements

Note 2. Basis of Presentation and Significant Accounting Policies  – (continued)

reporting entities to disclose i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements, for Level 2 or Level 3 positions ii) transfers between all levels (including Level 1 and Level 2) on a gross basis (i.e. transfers out are disclosed separately from transfers in) as well as the reason(s) for the transfer and iii) purchases, sales, issuances and settlements are shown on a gross basis in the Level 3 rollforward rather than as one net number. The effective date of the amendment is for interim and annual periods beginning after December 15, 2009; however, the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis will be effective for interim and annual periods beginning after December 15, 2010. The impact of adopting this ASU will not have a material impact on the Company’s consolidated financial condition or results of operations.

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

Note 3. Available-for-sale Securities, at Fair Value

The following table presents our available-for-sale, or AFS, investment securities by collateral type which were carried at their fair value:

	March 31, 2010	December 31, 2009
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$236,490,954	$255,669,015
Federal National Mortgage Association	160,490,331	155,729,386
Government National Mortgage Association	15,556,945	6,421,615
Non-agency	107,630,809	76,644,851
Total mortgage-backed securities	$520,169,039	$494,464,867

At March 31, 2010 and December 31, 2009, the Company pledged investment securities with a carrying value of $492.5 and $444.8 million, respectively, as collateral for repurchase agreements. See Note 8 — Repurchase Agreements.

At March 31, 2010 and December 31, 2009, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and therefore classified as derivatives.

TWO HARBORS INVESTMENT CORP.

Notes to the Consolidated Financial Statements

Note 3. Available-for-sale Securities, at Fair Value  – (continued)

The following table presents the amortized cost and carrying value (which equals fair value) of AFS securities by collateral type as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Agency	Non-agency	Total
Face Value	$516,358,484	$223,848,257	$740,206,741
Unamortized premium	18,507,502	—	18,507,502
Unamortized discount
Designated credit reserve	—	(52,804,072)	(52,804,072)
Net, unamortized	(122,260,712)	(66,031,105)	(188,291,817)
Amortized Cost	412,605,274	105,013,080	517,618,354
Gross unrealized gains	1,652,414	4,204,124	5,856,538
Gross unrealized losses	(1,719,458)	(1,586,395)	(3,305,853)
Carrying Value	$412,538,230	$107,630,809	$520,169,039

	December 31, 2009
	Agency	Non-agency	Total
Face Value	$534,878,857	$166,580,309	$701,459,166
Unamortized premium	18,535,106	—	18,535,106
Unamortized discount
Designated credit reserve	—	(50,186,623)	(50,186,623)
Net, unamortized	(133,343,316)	(41,049,738)	(174,393,054)
Amortized Cost	420,070,647	75,343,948	495,414,595
Gross unrealized gains	1,081,947	2,020,339	3,102,286
Gross unrealized losses	(3,332,578)	(719,436)	(4,052,014)
Carrying Value	$417,820,016	$76,644,851	$494,464,867

The following tables present the carrying value of our AFS investment securities by rate type as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Agency	Non-agency	Total
Adjustable Rate	$290,520,877	$61,764,863	$352,285,740
Fixed Rate	122,017,353	45,865,946	167,883,299
Total	$412,538,230	$107,630,809	$520,169,039

	December 31, 2009
	Agency	Non-agency	Total
Adjustable Rate	$305,441,270	$34,848,759	$340,290,029
Fixed Rate	112,378,746	41,796,092	154,174,838
Total	$417,820,016	$76,644,851	$494,464,867

When the Company purchases a credit-sensitive AFS security at a significant discount to its face value, the Company often does not amortize into income a significant portion of this discount that the Company is entitled to earn because it does not expect to collect it due to the inherent credit risk of the security. The Company may also record an other-than-temporary impairment, or OTTI, for a portion of its investment in the security to the extent the Company believes that principal losses will exceed the discount. The amount of

TWO HARBORS INVESTMENT CORP.

Notes to the Consolidated Financial Statements

Note 3. Available-for-sale Securities, at Fair Value  – (continued)

principal that the Company does not amortize into income is designated as a credit reserve on the security, with net unamortized discounts or premiums amortized into income over time using the interest method in accordance with ASC 320.

The following table presents the changes for the three months ended March 31, 2010, of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	Designated Credit Reserve	Unamortized Net Discount	Total
Beginning balance at January 1, 2010	$(50,186,623)	$(41,049,738)	$(91,236,361)
Acquisitions	(8,379,390)	(30,356,205)	(38,735,595)
Accretion of net discount	—	1,101,389	1,101,389
Realized credit losses	590,464	6,122	596,586
Transfers (to) from	359,452	(359,452)	—
Sales, calls, other	4,812,025	4,626,779	9,438,804
Ending balance at March 31, 2010	$(52,804,072)	$(66,031,105)	$(118,835,177)

The following table presents the components comprising the carrying value of AFS securities that were in an unrealized loss position and not deemed to be other than temporarily impaired as of December 31, 2009.

	Unrealized Loss Position for: Less than 12 Months
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
March 31, 2010	$292,141,914	$(3,305,853)	$288,836,061
December 31, 2009	$417,008,390	$(4,052,014)	$412,956,376

At March 31, 2010, the Company held 142 AFS securities, of which 38 were in an unrealized loss position. At December 31, 2009, the Company held 112 AFS securities, of which 61 were in an unrealized loss position. There were no unrealized loss positions for twelve consecutive months or longer due to the Company beginning its operations in the fourth quarter of 2009.

Evaluating AFS Securities for Other-than-Temporary Impairments

In 2009, the Company adopted the provisions of ASC 320 to evaluate AFS securities for OTTI. This evaluation requires us to determine whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. For the three months ended March 31, 2010, the Company did not recognize any other-than-temporary impairments on AFS securities in our consolidated statements of income (loss).

Gross Realized Gains and Losses

Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain on sale of investment securities, net in our consolidated statements of income (loss). For the three months ended March 31, 2010, the Company recognized $1.2 million of net realized gains from the sale of AFS securities.

TWO HARBORS INVESTMENT CORP.

Notes to the Consolidated Financial Statements

Note 4. Restricted Cash

The following table presents the Company’s restricted cash balances and the purposes of the balances:

	March 31, 2010	December 31, 2009
Restricted cash balances held by:
Broker counterparties for securities trading activity	$8,000,000	$8,000,000
Broker counterparties for derivative trading activity	2,147,653	—
Repurchase counterparties as restricted collateral	12,445,139	913,048
Total	$22,592,792	$8,913,048

As of March 31, 2010 and December 31, 2009, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company’s repurchase agreements in non-interest bearing accounts.

Note 5. Accrued Interest Receivable

The following table presents the Company’s accrued interest receivable by collateral type:

	March 31, 2010	December 31, 2009
Accrued Interest Receivable:
Agency
Federal Home Loan Mortgage Corporation	$1,116,520	$1,227,847
Federal National Mortgage Association	797,187	808,648
Government National Mortgage Association	143,365	128,469
Non-agency	443,328	414,731
Total Accrued Interest Receivable	$2,500,400	$2,579,695

Note 6. Derivative Instruments and Hedging Activities

The Company expects to enter into a variety of derivative and non-derivative instruments in connection with its risk management activities. The Company’s primary objective for executing these derivatives and non-derivative instruments is to mitigate the Company’s economic exposure to future events that are outside its control. The Company’s derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company may, at times, enter into various forward contracts including short securities, agency to-be-announced securities (“TBAs”), options, futures, swaps and caps. In executing on the Company’s current risk management strategy, the Company has acquired interest rate swap agreements and TBAs. The Company has additionally entered into a number of non-derivative instruments to manage interest rate risk, principally Agency interest-only securities.

The following summarizes the Company’s significant asset and liability classes, the risk exposure for these classes, and the Company’s risk management activities used to mitigate certain of these risks. The discussion includes both derivative and non-derivative instruments used as part of these risk management activities. While the Company uses non-derivative and derivative instruments to achieve the Company’s risk management activities, it is possible that these instruments will not effectively mitigate all or a substantial portion of the Company’s market rate risk. In addition, the Company might elect at times not to enter into certain hedging arrangements in order to maintain compliance with REIT requirements.

TWO HARBORS INVESTMENT CORP.

Notes to the Consolidated Financial Statements

Note 6. Derivative Instruments and Hedging Activities  – (continued)

Interest Rate Sensitive Assets/Liabilities

Available-for-sale Securities — The Company’s investment securities are generally subject to change in value when mortgage rates decline or increase depending on the type of investment. Rising mortgage rates generally result in an increase in slowing of refinancing activity, which slows prepayments and results in a decline in the expected value of our fixed-rate agency pools. To mitigate the impact of this risk, the Company maintains a portfolio of financial instruments, primarily fixed-rate interest-only securities, which increase in value when interest rates increase. In addition, the Company has initiated a limited number of TBA positions to further mitigate its interest rate exposure. The primary objective is to minimize the overall risk of loss in the value of the investment securities due to the change in fair value caused by interest rate changes and their interrelated impact on prepayments.

As of March 31, 2010 and December 31, 2009, the Company had outstanding fair value of $14.6 million and $16.5 million, respectively, of interest-only securities in place to economically hedge its investment securities. These interest-only securities are included in available-for-sale securities, at fair value, in the consolidated balance sheet. In addition, the Company holds $15.5 million of net TBA short positions with a net fair market value of negative $15.5 million at March 31, 2010, which are reflected in derivative liabilities, at fair value, in the consolidated balance sheet.

Repurchase Agreements — The Company monitors its repurchase agreements, which are generally floating rate debt, in relationship to the rate profile of its investment securities. When it is cost effective to do so, the Company may enter into interest rate arrangements to align the interest rate composition of its investment securities and debt portfolios. Typically, the significant terms of the interest rate swaps match the terms of the underlying debt, resulting in an effective conversion of the rate of the related repurchase agreement from floating to fixed.

The Company has not applied hedge accounting to its current derivative portfolio held to mitigate the interest rate risk associated with its debt portfolio. As a result, the Company is subject to volatility in its earnings due to movement in the unrealized gains and losses associated with its interest rate swaps.

As of March 31, 2010 and December 31, 2009, the Company had the following outstanding interest rate derivatives that were utilized as economic hedges of interest rate risk:

Maturity Date	Fixed Interest Rate in Contract	March 31, 2010	December 31, 2009
12/15/2011	1.168%	$100,000,000	$100,000,000
1/11/2013	1.965%	50,000,000	—
	Total	$150,000,000	$100,000,000

These contracts receive interest at a 3-month LIBOR rate.

Foreign Currency Risk

In compliance with the Company’s REIT requirements, the Company does not have exposure to foreign denominated assets or liabilities. As such, the Company is not subject to foreign currency risk.

Non-risk Management Activities

The Company has entered into certain financial instruments that are considered derivative contracts under ASC 815 that are not for purposes of hedging. These contracts are limited to inverse interest-only residential mortgage securities. These securities with a carrying value of $3.5 million are accounted for as derivative financial instruments in the consolidated financial statements.

TWO HARBORS INVESTMENT CORP.

Notes to the Consolidated Financial Statements

Note 6. Derivative Instruments and Hedging Activities  – (continued)

Credit Risk

The Company has limited its exposure to credit losses on its Agency portfolio of investment securities because these securities are issued by government sponsored entities, or GSEs. The payment of principal and interest on the FHLMC and FNMA mortgage-backed securities are guaranteed by those respective agencies, and the payment of principal and interest on the GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.

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

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties which owe the Company under contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As March 31, 2010, the market value of derivative financial instruments as an asset and liability position was $3.5 and $16.7 million, respectively.

The Company mitigates the credit risk exposure on derivative financial instruments by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines, and the Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. The Company has not received cash deposits from counterparties at March 31, 2010. The Company has placed cash deposits of $2.1 million as of March 31, 2010 in accounts maintained by counterparties, of which the amounts are classified as restricted cash or due from counterparties on the consolidated balance sheet.

In accordance with ASC 815, as amended and interpreted, the Company records derivative financial instruments on its consolidated balance sheet as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative instruments and whether they qualify for hedge accounting treatment. Due to the volatility of the credit markets and difficulty in effectively matching pricing or cash flows, the Company has elected to treat all current derivative contracts as trading instruments.

Balance Sheet Presentation

The following table shows the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading instruments as of March 31, 2010 and December 31, 2009.

	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
March 31, 2010	$3,468,485	$2,916,405	$16,715,948	$165,498,047
December 31, 2009	363,666	100,000,000	—	—
Total	$3,832,151	$102,916,405	$16,715,948	$165,498,047

TWO HARBORS INVESTMENT CORP.

Notes to the Consolidated Financial Statements

Note 6. Derivative Instruments and Hedging Activities  – (continued)

Income Statement Presentation

The following table summarizes the location and amount of gains and losses reported in the consolidated statement of income on its derivative instruments.

Trading Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2010	2009
Risk Management Instruments
Interest Rate Contracts
Investment securities	Gain on other derivative instruments	$809,330	$—
Repurchase agreements	Loss on interest rate swap agreements	(1,547,412)	—
Non-Risk Management Instruments	Gain on other derivative instruments	137,131	—
Total		$(600,951)	$—

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

TWO HARBORS INVESTMENT CORP.

Notes to the Consolidated Financial Statements

Note 7. Fair Value  – (continued)

Available-for-sale securities — The Company holds a portfolio of available-for-sale securities that are carried at fair value in the consolidated balance sheet. Available-for-sale securities are primarily comprised of Agency and non-Agency RMBS. The Company determines the fair value of its Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. In determining the fair value of its non-Agency RMBS, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 99.0% and 1.0% of available for sale securities reported at fair value as Level 2 and Level 3, respectively, at March 31, 2010. Available-for-sale securities account for 99.3% of all assets reported at fair value at March 31, 2010.

Derivative instruments — The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter (“OTC”) derivative contracts, such as interest rate swaps. The Company utilizes internally developed models that are widely accepted in the market to value their over-the-counter derivative contracts. The specific terms of the contract are entered into the model, as well as market observable inputs such as interest rate forward curves and interpolated volatility assumptions. As all significant inputs into these models are market observable, the Company classified 100% of the interest rate swaps reported at fair value as Level 2 at March 31, 2010.

The Company also enters into certain other derivative financial instruments, such as TBAs and inverse interest-only securities. These instruments are similar in form to the Company’s available-for-sale securities and the Company utilizes broker quotes to value these instruments. The Company classified 100% of these derivative assets and liabilities reported at fair value as Level 1 and Level 2 at March 31, 2010.

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

TWO HARBORS INVESTMENT CORP.

Notes to the Consolidated Financial Statements

Note 7. Fair Value  – (continued)

Recurring Fair Value

The following tables display the assets and liabilities measured at fair value on a recurring basis. The Company often economically hedges the fair value change of its assets or liabilities with derivatives and other financial instruments. The table below displays the hedges separately from the hedged items, and therefore does not directly display the impact of the Company’s risk management activities.

	Recurring Fair Value Measurements At March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$515,192,250	$4,976,789	$520,169,039
Derivative assets	—	3,468,485	—	3,468,485
Total assets	$—	$518,660,735	$4,976,789	$523,637,524
Liabilities
Derivative liabilities	$15,468,795	$1,247,153	$—	$16,715,948
Total liabilities	$15,468,795	$1,247,153	$—	$16,715,948

The valuation of Level 3 instruments requires significant judgment by the third party pricing providers and/or management. The third party pricing providers and/or management rely on inputs such as market price quotations from market makers (either market or indicative levels), original transaction price, recent transactions in the same or similar instruments and changes in financial ratios or cash flows to determine fair value. Level 3 instruments may also be discounted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by the third party pricing provider in the absence of market information. Assumptions used by the third party pricing provider due to lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s financial statements. The Company’s valuation committee reviews all valuations that are based on pricing information received from a third party pricing provider. As part of this review, prices are compared against other pricing or input data points in the marketplace, along with internal valuation expertise, to ensure the pricing is reasonable. In addition, the Company performs back-testing of pricing information to validate price information and identify any pricing trends of a third party price provider.

In determining fair value, third party pricing providers use various valuation approaches, including market and income approaches. Inputs that are used in determining fair value of an instrument may include pricing information, credit data, volatility statistics, and other factors. In addition, inputs can be either observable or unobservable.

The availability of observable inputs can vary by instrument and is affected by a wide variety of factors, including the type of instrument, whether the instrument is new and not yet established in the marketplace and other characteristics particular to the instrument. The third party pricing provider uses prices and inputs that are current as of the measurement date, including during periods of market dislocations. In periods of market dislocation, the availability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified to or from various levels within the fair value hierarchy.

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

TWO HARBORS INVESTMENT CORP.

Notes to the Consolidated Financial Statements

Note 7. Fair Value  – (continued)

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

	Level 3 Recurring Fair Value Measurements Three Months Ended March 31, 2010
		Total Net Gains/(Losses) Included in Net Income
	January 1, 2010 Level 3 Fair Value	Realized Gains (Losses)	Unrealized Gains (Losses)	Other Comprehensive Income		Purchases, Sales and Settlements, Net	Net Transfers Into/(Out of) Level 3(b)	End of Period Level 3 Fair Value
Assets
Available-for-sale securities	$2,125,507	$(673,156)	$—	$(175,157	)(a)	$—	$3,699,595	$4,976,789
Total assets	$2,125,507	$(673,156)	$—	$(175,157)		$—	$3,699,595	$4,976,789

(a)	Change in unrealized gains (losses) on available-for-sale securities recorded in equity as accumulated other comprehensive (loss) income.
(b)	Approximately $5.8 million of AFS was transferred from Level 2 to Level 3 partially offset by approximately $2.1 million of AFS was transferred from Level 3 to Level 2 during the three months ended March 31, 2010.

The Company did not have any assets or liabilities recorded at fair value for the three months ended March 31, 2009.

Nonrecurring Fair Value

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2010, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

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

•	Available-for-sale securities, derivative assets and liabilities are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the Fair Value Measurements section of this footnote.
•	Cash and cash equivalents and restricted cash have a carrying value which approximates fair value because of the short maturities of these instruments.
•	The carrying value of repurchase agreements approximates fair value due to the maturities of less than one year of these financial instruments. The Company’s repurchase agreements have floating rates based on an index plus a spread. These borrowings have been recently entered into and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value.

TWO HARBORS INVESTMENT CORP.

Notes to the Consolidated Financial Statements

Note 8. Repurchase Agreements

The Company had outstanding $450.0 million of repurchase agreements with a weighted average borrowing rate of 0.5% excluding the effect of the Company’s interest rate swaps, and weighted average remaining maturities of 46 days as of March 31, 2010. The Company had outstanding $411.9 million of repurchase agreements with a weighted average borrowing rate of 0.4% excluding the effect of the Company’s interest rate swaps, and weighted average remaining maturities of 90 days as of December 31, 2009.

At March 31, 2010 and December 31, 2009, the repurchase agreements had the following remaining maturities:

	March 31, 2010	December 31, 2009
Within 30 days	$212,705,365	$207,050,239
30 to 59 days	19,166,011	—
60 to 89 days	213,751,569	—
90 to 119 days	—	—
Over 120 days	4,337,860	204,842,271
Total	$449,960,805	$411,892,510

The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

	March 31, 2010	December 31, 2009
Available-for-sale securities, at fair value	$492,540,931	$444,833,063
Restricted cash	12,445,139	913,048
Due from counterparties	9,701,861	1,736,952
Derivative assets, at fair value	1,969,423	—
Total	$516,657,354	$447,483,063

Although the repurchase agreements are committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.

The following table summarizes certain characteristics of the Company’s repurchase agreements and counter-party concentration at March 31, 2010:

	Amount Outstanding	Net Counter-Party Exposure(1)	Percent of Equity
Barclays Capital Inc.	$271,564,792	$37,491,130	30%
Banc of America Securities LLC	26,975,000	17,989,956	14%
Goldman, Sachs & Co.	57,085,778	5,767,861	5%
RBS Securities Inc.	54,176,000	4,082,675	3%
Cantor Fitzgerald & Co.	14,273,000	1,557,271	1%
J.P. Morgan Securities Inc.	25,886,235	1,828,049	1%
Total	$449,960,805	$68,716,942

(1)	Represents the net carrying value of the securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, including accrued interest.

TWO HARBORS INVESTMENT CORP.

Notes to the Consolidated Financial Statements

Note 9. Stockholders’ Equity

Distributions to stockholders

On March 12, 2010, the Company declared dividends to common stockholders totaling $4,824,492 or $0.36 per share. The following table presents cash dividends declared by the Company on its common stock from October 28, 2009 through March 31, 2010:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
March 12, 2010	March 31, 2010	April 23, 2010	$0.36
December 21, 2009	December 31, 2009	January 26, 2010	$0.26

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) at March 31, 2010 and December 31, 2009 was as follows:

	March 31, 2010	December 31, 2009
Available-for-sale Securities, at Fair Value
Unrealized Gains	$5,856,538	$3,102,286
Unrealized Losses	(3,305,853)	(4,052,014)
Accumulated Other Comprehensive Income (Loss)	$2,550,685	$(949,728)

Note 10. Earnings Per Share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income (loss) to common stockholders for basic and diluted earnings per share	$5,326,956	$(211,005)
Denominator:
Basic weighted average shares outstanding	13,379,209	24,936,558
Dilutive weighted average restricted stock shares	22,159	—
Diluted weighted average shares outstanding	13,401,368	24,936,558
Basic Earnings (Loss) Per Share:	$0.40	$(0.01)
Diluted Earnings (Loss) Per Share:	$0.40	$(0.01)

For the three months ended March 31, 2010 and 2009, the Company has assumed that no warrants would be exercised as the market value per share of the Company’s common stock was below the strike price of the warrants and the warrants would be anti-dilutive.

Note 11. Related Party Transactions

The following summary provides disclosure of the material transactions with affiliates of the Company.

In accordance with the management agreement with PRCM Advisers LLC, the Company accrued $456,979 as a management fee to PRCM Advisers LLC for the three months ended March 31, 2010, which represents approximately 1.5% of stockholder’s equity as defined by the management agreement. In addition, the Company reimbursed PRCM Advisers LLC for direct and allocated costs incurred by PRCM Advisers LLC on behalf of the Company. These direct and allocated costs totaled approximately $0.8 million.

TWO HARBORS INVESTMENT CORP.

Notes to the Consolidated Financial Statements

Note 11. Related Party Transactions  – (continued)

The Company recognized $32,466 of compensation expense associated with the amortization of the restricted shares issued in the fourth quarter of 2009 to the independent directors.

As of March 31, 2010, 33,249,000 warrants to purchase up to 33,249,000 shares of common stock were issued and outstanding. Included in the 33,249,000 publicly held registered warrants, 9,906,918 registered warrants are beneficially owned by the Capitol founders and Nisswa Acquisition Master Fund Ltd., which is an investment fund managed by Pine River. The Company will not receive any reimbursement for future costs associated with the registration and resale of these warrants and associated common stock. As disclosed in the Company’s registration statement filed March 31, 2010, the Company estimates the fees and expenses to be paid in connection with the initial registration will be approximately $0.2 million, of which the majority of the expected costs to have been incurred as of March 31, 2010.

Note 12. Subsequent Events

On April 26, 2010, the Company completed its public offering of 11,500,000 shares of its common stock at a price of $8.90 per share, for gross proceeds of approximately $102.4 million. In addition, the Company has issued an additional 1,188,381 shares of the Company’s common stock to cover over-allotments. Including the over-allotment shares, the Company has 26,067,590 shares of common stock outstanding. Net proceeds to the Company from the offering were approximately $107.3 million, net of issuance costs of approximately $5.7 million.

As a result of the completion of the Company’s offering, the Company is also required to pay $0.5 million in fulfillment of the terms of a contingent obligation the Company undertook in October 2009 to pay such amount to a third party if and when the Company completed a stock offering. These costs will be recognized in the second quarter of 2010.

Events subsequent to March 31, 2010 were evaluated through the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2009.

General

We are a Maryland corporation focused on investing in, financing and managing residential mortgage-backed securities, or RMBS, and related investments. We intend to qualify as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code.

We are externally managed by PRCM Advisers LLC. PRCM Advisers LLC is a wholly-owned subsidiary of Pine River Capital Management L.P., which we refer to as Pine River, a global multi-strategy asset management firm with an established track record of investing in our target assets and fixed income securities.

Our objective is to provide attractive risk-adjusted returns to our investors over the long term, primarily through dividends and secondarily through capital appreciation. We selectively acquire and manage an investment portfolio of our target assets, which is constructed to generate attractive returns through market cycles. We focus on security selection and implement a relative value investment approach across various sectors within the residential mortgage market. Our target assets include the following:

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

We seek to deploy moderate leverage as part of our investment strategy. We generally finance our target assets through short-term borrowings structured as repurchase agreements. We may also finance portions of our portfolio through non-recourse term borrowing facilities and equity financing provided by government programs, if such financing becomes available.

We recognize that investing in our target assets is competitive and that we compete with other investment vehicles for attractive investment opportunities. We rely on our management team and Pine River, who have developed strong relationships with a diverse group of financial intermediaries. In addition, we have benefited and expect to continue to benefit from Pine River’s analytical and portfolio management expertise and infrastructure. We believe that our significant focus on the RMBS area, the extensive RMBS expertise of our investment team, our strong analytics and our disciplined relative value investment approach give us a competitive advantage versus our peers.

We have elected to be treated as a REIT for U.S. federal income tax purposes, commencing with our initial taxable period ended December 31, 2009. To qualify as a REIT we will be required to meet certain investment and operating tests and annual distribution requirements. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated our subsidiary, Capitol Acquisition Corp., or Capitol, as a taxable REIT subsidiary, or TRS, as defined in the Code, to engage in such activities, and we may in the future form additional TRS’s. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act.

Forward Looking Statements

When used in this quarterly report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the 1933 Act and Section 21E of the Securities Exchange Act of 1934, as amended (or 1934 Act), and, as such, may involve known and unknown risks, uncertainties and assumptions.

Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our MBS; changes in the prepayment rates on the mortgage loans securing our MBS; our ability to borrow to finance our assets; implementation of or changes in government regulations or programs affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or Investment Company Act); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We follow the fair value hierarchy set forth above in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we will attempt to obtain Level 2 inputs, observable market prices in inactive markets or derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs and independent pricing service models to estimate fair value measurements. At March 31, 2010, approximately 87.4% of total assets, or $523.6 million, and 3.5% of total liabilities, or $16.7 million, consisted of financial instruments recorded at fair value. Approximately 0.8% of total assets, or $5.0 million of the assets reported at fair value were valued using Level 3 inputs. See Note 7 to the Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.

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

For the three months ended March 31, 2010, our interest rate swap agreement accounted as a trading instrument negatively impacted our financial results. The change in fair value of the derivatives was a result of a stagnant LIBOR and decline in corresponding counterparty borrowing rates during the three months ended March 31, 2010. In addition, our financial results were favorably impacted by certain other derivative instruments entered into by the Company in the first three months of 2010 that were accounted as trading derivative instruments, these were in the form of TBAs and inverse interest-only securities. Any temporary change in the fair value of our available-for-sale securities is recorded as a component of accumulated other comprehensive income and does not impact our earnings.

We have numerous internal controls in place to help ensure the appropriateness of fair value measurements. Significant fair value measures are subject to detailed analytics, management review and approval. Our entire investment portfolio is priced by third-party brokers at the “bid side” of the market, and/or by independent pricing providers. We strive to obtain multiple market data points for each valuation. By utilizing “bid side” pricing, certain assets, especially the most recent purchases, may realize a markdown due to the “bid-offer” spread. To the extent that this occurs, any economic effect of this would be reflected in accumulated other comprehensive income. Further, we back test the fair value measurements provided by the pricing providers against actual performance. We also monitor the market for recent trades, market surveys, or other market information that may be used to benchmark pricing provider inputs.

Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant affect on fair value measurements. Accordingly, we cannot be assured that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange.

Market Conditions and Outlook

The first three months of 2010 continued to experience numerous regulatory developments in an effort to stabilize economic conditions and increase liquidity in the financial markets. We believe our blended Agency and non-Agency strategies, and our trading expertise, will allow us to navigate the dynamic characteristics of the RMBS environment while these and any future regulatory efforts take shape. Having a diversified portfolio allows us to balance risks, most specifically the volatility and impacts generated by uncertainty in interest rates, changes in prepayments, changes in home prices and homeowner default rates.

Risk-adjusted returns in our Agency RMBS portfolio will decline if we are required to pay higher purchase premiums due to lower interest rates or additional liquidity in the market (including liquidity from the Federal Reserve’s purchases of Agency RMBS). Returns are also affected by the possibility of rising interest rates. We expect that the majority of our assets will remain in whole-pool Agency RMBS, due to the long-term attractiveness of the asset class and the need to preserve our exemption under the 1940 Act. Interest-only Agency securities also provide a complementary investment and risk-management strategy to our principal and interest Agency bond investments.

The following table provides the carrying value of our portfolio by product type:

	March 31, 2010		December 31, 2009
Agency Bonds
Fixed Rate Bonds	$122,017,353	23.4%	$112,378,746	22.7%
Hybrid ARMs	290,520,877	55.9%	305,441,270	61.8%
Total Agency	412,538,230	79.3%	417,820,016	84.5%
Non-Agency Bonds
Senior Bonds	88,344,971	17.0%	54,091,629	10.9%
Mezzanine Bonds	19,285,838	3.7%	22,553,222	4.6%
Total Non-Agency	107,630,809	20.7%	76,644,851	15.5%
Total	$520,169,039		$494,464,867

Although we are unable to predict the movement in interest rates in 2010 and beyond, our blended Agency and non-Agency portfolio strategy is intended to generate attractive yields with a low level of sensitivity to yield curve, prepayments and interest rate cycles. Our portfolio has a mixture of fixed and hybrid/adjustable rate terms, which we use to manage interest rate risk.

Our Agency bond portfolio is subject to inherent prepayment risk: generally, a decline in interest rates that lead to rising prepayment speeds will cause the market value of our interest-only securities to deteriorate, but will cause the market value of our fixed coupon Agency pools to increase. The inverse relationship occurs when interest rates increase and prepayments slow. We hold a portfolio of Agency securities, which includes bonds with explicit prepayment protection and seasoned bonds reflecting less prepayment risk due to previously experienced high levels of refinancing. We believe this reduces the prepayment risk to the portfolio.

The following table provides the carrying value of our agency bond portfolio by vintage and prepayment protection:

	As of March 31, 2010
	Fixed Rate	Hybrid ARMs	Total Agency RMBS
Pre-pay lock-out or penalty-based	$65,771,684	$47,335,969	$113,107,653	28%
Pre-2002 vintages	40,585,219	31,205,408	71,790,627	17%
2002 – 2005 vintages	11,332,791	149,246,334	160,579,125	39%
2006 and subsequent vintages	4,327,659	62,733,166	67,060,825	16%
Total	$122,017,353	$290,520,877	$412,538,230	100%

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

The following table provides discount information on our non-Agency bond portfolio:

	As of March 31, 2010
	Senior	Mezzanine	Total
Face Value	$176,820,406	$47,027,851	$223,848,257
Unamortized discount
Designated credit reserve	(29,652,775)	(23,151,297)	(52,804,072)
Unamortized net discount	(59,732,251)	(6,298,854)	(66,031,105)
Amortized Cost	$87,435,380	$17,577,700	$105,013,080

Summary of Results of Operations and Financial Condition

Our reported GAAP net income attributable to common stockholders was $5.3 million ($0.40 per diluted share) for the three months ended March 31, 2010 as compared to a GAAP net loss attributable to common stockholders of $0.2 million ($0.01 per diluted share) for the three months ended March 31, 2009. Our results for the three months ended March 31, 2009 represent the historical results of Capitol as a development stage company with no operations.

During the three months ended March 31, 2010, we declared a dividend of $0.36 per diluted share. Our GAAP book value per diluted common share was $9.38 at March 31, 2010, an increase from $9.08 book value per diluted common share at December 31, 2009.

The following table presents the components of our net income (loss) for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
Income Statement Data:	2010	2009
	(unaudited)
Interest income:
Available-for-sale securities	$6,153,318	$—
Cash and cash equivalents	5,471	48,247
Total interest income	6,158,789	48,247
Interest expense	518,210	—
Net interest income	5,640,579	48,247
Other income:
Gain on sale of investment securities, net	1,196,973	—
Loss on interest rate swap agreements	(1,547,412)	—
Gain on other derivative instruments	946,461	—
Total other income	596,022	—
Expenses:
Management fees	456,979	—
Operating Expenses	987,073	320,402
Total expenses	1,444,052	320,402
Net income (loss) before income taxes	4,792,549	(272,155)
Benefit from income taxes	534,407	91,987
Net income (loss)	5,326,956	(180,168)
Accretion of Trust Account income relating to common stock subject to possible conversion	—	(30,837)
Net income (loss) attributable to common stockholders	$5,326,956	$(211,005)
Basic and diluted earnings per common share	$0.40	$(0.01)
Dividends declared per common share	$0.36	$—
Weighted average number of shares of common stock:
Basic	13,379,209	24,936,558
Diluted	13,401,368	24,936,558

Balance Sheet Data:	March 31, 2010	December 31, 2009
Available-for-sale securities	$520,169,039	$494,464,867
Total assets	$599,016,802	$538,365,409
Repurchase agreements	$449,960,805	$411,892,510
Total stockholders’ equity	$125,756,110	$121,720,767

Results of Operations

The following analysis principally focuses on the results generated in 2010, as our operations did not begin until the completion of the merger transaction with Capitol in late October 2009, more fully described in our 2009 Annual Report on Form 10-K. However, the analysis also includes 2009 results, where appropriate, which consist of Capitol’s operations as a development stage company.

Interest Income and Average Earning Assets Yield

For the three months ended March 31, 2010, we recognized $6.2 million of interest income from our Agency and non-Agency RMBS portfolio. Our available-for-sale securities portfolio’s average amortized cost of securities was approximately $501.1 million for the three months ended March 31, 2010 resulting in an annualized net yield of approximately 4.9%.

For the three months ended March 31, 2010, we recognized $2.5 million of net premium amortization on our Agency RMBS, including our interest-only securities. This resulted in an overall net asset yield of approximately 3.6% on our Agency RMBS. For the three months ended March 31, 2010, we recognized $1.1 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 10.6%.

The following tables present the components of the net yield earned by investment type on our RMBS portfolio as a percentage of our average amortized cost of securities:

	Three months ended March 31, 2010
	Agency	Non-Agency	Consolidated
	(Ratios for the quarter have been annualized)
Gross Yield/Stated Coupon	6.1%	5.9%	6.0%
Net accretion/amortization of discount/premium	(2.5)%	4.7%	(1.1)%
Net Yield	3.6%	10.6%	4.9%

(1)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following table provides the components of interest income and net asset yield detail by investment type on our RMBS portfolio:

	Three months ended March 31, 2010
	Average Amortized Cost	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income	Net Asset Yield
Agency	$406,950,748	$6,181,362	$(2,517,204)	$3,664,158	3.6%
Non-Agency	94,162,343	1,387,771	1,101,389	2,489,160	10.6%
Total	$501,113,091	$7,569,133	$(1,415,815)	$6,153,318	4.9%

Interest Expense and the Cost of Funds

For the three months ended March 31, 2010, we recognized $0.5 million in interest expense on our borrowed funds. For the three month period, our average outstanding balance under repurchase agreements was approximately $428.6 million, which was primarily funding our Agency RMBS portfolio. Our leverage ratio of 3.6 times as of March 31, 2010 and low LIBOR rates, resulted in an average cost of funds of 0.5% on an annualized basis.

Net Interest Income

For the three months ended March 31, 2010, our net interest income on our AFS portfolio was $5.6 million resulting in a net interest spread of approximately 4.4%. The favorable net interest rate spread was largely driven by our low cost of funds due to low LIBOR rates.

The following table provides the interest income and expense incurred in the three months ended March 31, 2010:

	Three months ended March 31, 2010
	Agency	Non-Agency	Total
	(Percentages for the quarter have been annualized)
Average Available-for-Sale Securities Held(1)	$406,950,748	$94,162,343	$501,113,091
Total Interest Income	$3,664,158	$2,489,160	$6,153,318
Yield on Average Investment Securities	3.6%	10.6%	4.9%
Average Balance of Repurchase Agreements	$392,000,772	$36,552,511	$428,553,283
Total Interest Expense(2)(3)	$351,526	$166,684	$518,210
Average Cost of Funds	0.4%	1.8%	0.5%
Net Interest Income	$3,312,632	$2,322,476	$5,635,108
Net Interest Rate Spread	3.2%	8.8%	4.4%

(1)	Excludes change in realized and unrealized gains/(losses).
(2)	Cost of funds by investment type is based off the underlying investment type of the AFS assigned as collateral.
(3)	Cost of funds does not include accrual and settlement of interest associated with interest rate swaps. In accordance with GAAP, those costs are included in Loss on Interest Rate Swap Agreements.

Gain on Sale of Investment Securities, Net

For the three months ended March 31, 2010, we sold AFS securities for $10.4 million with an amortized cost of $9.2 million for a net realized gain of $1.2 million. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that our management believes might have higher risk-adjusted returns.

Each quarter, we review each of our securities to determine if an OTTI charge would be necessary. For the period ended March 31, 2010, we did not recognize any losses from other-than-temporary impairments.

Loss on Interest Rate Swap Agreements

For the three months ended March 31, 2010, we recognized $0.4 million of expenses for the accrual and/or settlement of the net interest expense associated with the interest rate swaps. The expenses result from paying a fixed interest rate on $150 million notional to hedge a portion of our interest rate risk on our short-term repurchase agreements and receiving LIBOR interest.

Also, included in our financial results was the recognition of a $1.1 million unrealized valuation loss on our interest rate swap agreements that were accounted as trading instruments. The decrease in the two- and three- year swap rates during the three months ended March 31, 2010 resulted in the unfavorable market value movement for the three months ended March 31, 2010.

Three months ended March 31, 2010
Net interest spread	$(418,811)
Change in unrealized gain (loss) on interest rate swap agreements, at fair value	(1,128,601)
Loss on Interest Rate Swap Agreements	$(1,547,412)

Gain on Other Derivative Instruments

Included in our financial results was the recognition of $0.9 million of gains on other derivative instruments we hold for purposes of both hedging and non-hedging activities. As these derivative instruments are considered trading instruments, the financial results include both realized and unrealized gains (losses) associated with these instruments.

Expenses

Management Fees

We incurred management fees of $0.5 million for the three months ended March 31, 2010, which are payable to PRMC Advisers LLC under our management agreement.

Operating Expenses

For the three months ended March 31, 2010, we recognized $1.0 million of operating expenses compared to $0.3 million of expenses for the same period in 2009. The expenses for 2009 represent costs associated with Capitol as a development stage company with no operations and are not comparable to the operational costs we incurred in the first three months of 2010.

The following table provides operating expenses as a percentage of average equity for the three month periods presented:

	Total Operating Expenses	Operating Expenses/ Average Equity
	(Ratios for the quarter have been annualized)
For the Three Months Ended March 31, 2010	$987,073	3.2%
For the Three Months Ended March 31, 2009(1)	$320,402	0.7%

(1)	Prior to October 28, 2009, the Company was a development stage company without operations.

Our operating expenses as a percentage of average equity for the three months ended March 31, 2010 was 3.2%. The operating expenses include costs of approximately $0.1 million incurred for the three months ended March 31, 2010 from the registration of the 9.9 million of closely held warrants. See Note 11 of the Notes to the Consolidated Financial Statements.

Income Taxes

For the three months ended March 31, 2010, we have recognized $0.5 million of deferred tax benefit related to the unrealized loss on our interest rate swap agreements held in our TRS. We currently intend to distribute 100% of our REIT taxable income, and therefore we have not recognized any further federal or state tax provisions.

For the three months ended March 31, 2009, we recognized federal tax benefits of $91,987 resulting in an effective tax rate of negative 34.0% due to the recognized net loss during the period.

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

The table below summarizes certain characteristics of our Agency available-for-sale securities at March 31, 2010:

	Principal/ Current Face	Net Discount/ Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities
Fixed	$101,978,363	$5,098,739	$107,077,102	$809,109	$(30,806)	$107,855,405	5.36%	$105.18
Hybrid/ARM	277,690,245	13,408,763	291,099,008	150,668	(728,799)	290,520,877	4.29%	$104.89
Total P&I Securities	$379,668,608	$18,507,502	$398,176,110	$959,777	$(759,605)	$398,376,282	4.58%	$104.97
Interest-only securities
Fixed	136,689,876	(122,260,712)	14,429,164	692,637	(959,853)	14,161,948	5.51%	$11.94
Total	$516,358,484	$(103,753,210)	$412,605,274	$1,652,414	$(1,719,458)	$412,538,230

Our three-month average prepayment rate, or CPR, experienced during the first three months of 2010 by Agency RMBS owned by us as of March 31, 2010, on an annualized basis, was 16.2%.

The following table summarizes months to re-set characteristics for our floating or adjustable rate Agency RMBS mortgage portfolio at March 31, 2010:

Carrying Value
0 – 12 months	$214,261,358
13 – 36 months	35,584,763
37 – 60 months	5,486,790
Greater than 60 months	35,187,966
Total	$290,520,877

Non-Agency RMBS

Our non-Agency RMBS portfolio is comprised of senior and mezzanine tranches of mortgage-backed securities. The following table provides investment information on our non-Agency RMBS as of March 31, 2010:

	Principal/ Current Face	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Senior	$176,820,406	$(59,732,251)	$(29,652,775)	$87,435,380	$2,354,759	$(1,445,168)	$88,344,971
Mezzanine	47,027,851	(6,298,854)	(23,151,297)	17,577,700	1,849,365	(141,227)	19,285,838
Total	$223,848,257	$(66,031,105)	$(52,804,072)	$105,013,080	$4,204,124	$(1,586,395)	$107,630,809

The following tables present certain information detailed by investment type and their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at March 31, 2010:

	Non-Agency Principal and Interest (P&I) RMBS Characteristics
	Senior Bonds	Mezzanine Bonds	Total P&I Bonds
Carrying Value	$87,900,077	$19,285,838	$107,185,915
% of Non-Agency Portfolio	82.0%	18.0%	100.0%
Average Price	$58.67	$47.28	$56.77
Average Coupon	2.6%	3.0%	2.7%
Average Fixed Coupon	5.5%	5.8%	5.6%
Average Floating Coupon	0.7%	1.0%	0.8%
Average Hybrid Coupon	5.5%	5.6%	5.5%
Collateral Attributes
Avg Loan Age (months)	50	61	51
Avg Original Loan-to-Value	77%	69%	76%
Avg Original FICO(1)	677	723	685
Current Performance
60+ day delinquencies	34%	15%	31%
Average Credit Enhancement(2)	14%	10%	14%
3-Month CPR(3)	11.0%	14.7%	11.6%

(1)	Fair Isaac Corporation, or FICO represents a mortgage industry accepted credit score of a borrower.
(2)	Average credit enhancement remaining on our non-Agency RMBS portfolio, which is the average amount of protection available to absorb future credit losses due to defaults on the underlying collateral.
(3)	13-Month CPR is reflective of the prepayment speed on the underlying securitization; however, it does not necessarily indicate the proceeds received on our investment tranche. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

	Non-Agency RMBS Characteristics
	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Prime	$5,453,369	6%	$7,708,227	40%	$13,161,596	12%
Alt-A	42,426,757	48%	8,263,221	43%	50,689,978	47%
POA	12,124,985	14%	3,314,390	17%	15,439,375	15%
Subprime	27,894,966	32%	—	0%	27,894,966	26%
	$87,900,077	100%	$19,285,838	100%	$107,185,915	100%

	Non-Agency RMBS Characteristics
	Senior Bonds		Mezzanine Bonds		Total Bonds
Coupon Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$38,201,285	43.5%	$7,664,661	39.7%	$45,865,946	42.8%
Hybrid or Floating	49,698,792	56.5%	11,621,177	60.3%	61,319,969	57.2%
	$87,900,077	100.0%	$19,285,838	100.0%	$107,185,915	100.0%

	Non-Agency RMBS Characteristics
	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Origination Year	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
2006+	$50,857,372	57.8%	$4,969,701	25.8%	$55,827,073	52.0%
2002 – 2005	36,451,506	41.5%	14,099,296	73.1%	50,550,802	47.2%
pre-2002	591,199	0.7%	216,841	1.1%	808,040	0.8%
	$87,900,077	100.0%	$19,285,838	100.0%	$107,185,915	100.0%

Repurchase Agreements

Our borrowings consist entirely of repurchase agreements collateralized by our pledge of AFS securities and certain cash balances. All of our Agency RMBS are currently pledged as collateral, however, only a portion of our non-Agency RMBS has been pledged, and as of March 31, 2010 our debt-to-equity ratio was 3.6:1.0. We believe our debt to equity ratio provides unused borrowing capacity and thus improves our liquidity and the strength of our balance sheet.

As of March 31, 2010, the term to maturity of our borrowings ranged from seven days to over five months. The weighted average original term to maturity of our borrowings was 46 days at March 31, 2010. At March 31, 2010, the weighted average cost of funds for all our repurchase agreements was 0.54%.

Equity

As of March 31, 2010, our stockholders’ equity was $125.8 million and our diluted book value per share was $9.38. As of December 31, 2009, our stockholders’ equity was $121.7 million and our diluted book value per share was $9.08.

The following table provides details of our changes in stockholders’ equity from December 31, 2009 to March 31, 2010:

(dollars in thousands, except per share amounts)	Book Value	Book Value per Share (diluted basis)
Stockholders’ equity at December 31, 2009	$121,721	$9.08
GAAP net income, net of tax	5,327	0.40
Other comprehensive Income	3,500	0.26
Dividend declaration	(4,824)	(0.36)
Other	32	—
Stockholders’ equity at March 31, 2010	$125,756	$9.38

Liquidity and Capital Resources

Our liquidity and capital resources are managed and forecast on a daily basis to ensure that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls and to ensure that we have the flexibility to manage our portfolio to take advantage of market opportunities.

Our principal sources of cash consist of borrowings under repurchase agreements, payments of principal and interest we receive on our RMBS portfolio, cash generated from our operating results and proceeds from capital market transactions. We typically use cash to repay principal and interest on our repurchase agreements, to purchase RMBS, to make dividend payments on our capital stock, and to fund our operations.

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

As of March 31, 2010, we held $25.4 million in cash and cash equivalents and $23.4 million in due from counterparties available to support our operations, $520.2 million of AFS held at fair value and $450.0 million of outstanding debt in the form of repurchase agreements. As of March 31, 2010, our debt-to-equity ratio was 3.6:1.0. During the three months ended March 31, 2010, our leverage ratio increased from 3.4:1.0 to 3.6:1.0 as we increased our available funds to pursue investment opportunities in the marketplace resulting from the GSE delinquency buyout program. As of March 31, 2010, we had approximately $16.4 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity of approximately $9.8 million. If borrowing rates and collateral requirements change in 2010, we are positioned to adjust to higher interest rates with less earnings volatility than a more leveraged organization.

We expect ongoing sources of financing to be primarily repurchase agreements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. We may deploy, on a debt-to-equity basis, up to ten times leverage on our Agency RMBS assets. We also deploy some leverage on our non-Agency RMBS assets utilizing repurchase agreements as the source of financing. Also, we may increase our use of leverage for non-Agency RMBS in conjunction with financings that may be available under programs established by the U.S. Government. However, as of the date hereof, the government has suspended its former plans to expand the TALF to include RMBS and the PPIP Legacy Loans Program is not available to us at this time.

We have master repurchase agreements in place with nine counterparties and continue to evaluate further counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our counterparties (lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of repurchase agreements.

	March 31, 2010	December 31, 2009
Available-for-sale securities, at fair value	$492,540,931	$444,833,063
Restricted cash	12,445,139	913,048
Due from counterparties	9,701,861	1,736,952
Derivative assets, at fair value	1,969,423	—
Total	$516,657,354	$447,483,063

Although we generally intend to hold our target assets as long-term investments, we may sell certain of our investment securities in order to manage our interest rate risk and liquidity needs, to meet other operating objectives and to adapt to market conditions. We cannot predict the timing and impact of future sales of investment securities, if any. Because many of our investment securities are financed with repurchase agreements and may be financed with credit facilities (including term loans and revolving facilities), a significant portion of the proceeds from sales of our investment securities (if any), prepayments and scheduled amortization are used to repay balances under these financing sources.

The following table provides the maturities of our repurchase agreements as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Within 30 days	$212,705,365	$207,050,239
30 to 59 days	19,166,011	—
60 to 89 days	213,751,569	—
90 to 119 days	—	—
Over 120 days	4,337,860	204,842,271
Total	$449,960,805	$411,892,510

For the three months ended March 31, 2010, our unrestricted cash balance decreased from $26.1 million to $25.4 million. The cash movements can be summarized by the following:

•	Cash flows from operating activities. For the three months ended March 31, 2010, operating activities increased our cash balances by approximately $0.9 million primarily driven by our operating results for the quarter.
•	Cash flows from investing activities. For the three months ended March 31, 2010, investing activities reduced our cash balances by approximately $36.1 million. The reduction was driven by the increase in our RMBS portfolio in the quarter, specifically the purchase of our non-Agency securities.
•	Cash flows from financing activities. For the three months ended March 31, 2010, financing activities increased our cash balance by approximately $34.6 million resulting from the net borrowings under repurchase agreements to fund a portion of our RMBS portfolio.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while providing an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. Although we do not seek to avoid risk completely, we believe that risk can be quantified from historical experience and we seek to manage our risk levels in order to earn sufficient compensation to justify the risks we undertake and to maintain capital levels consistent with taking such risks.

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

We utilize interest-only securities as well as derivative financial instruments, currently limited to interest rate swaps, TBAs, as of March 31, 2010, to hedge the interest rate risk associated with our portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We rely on PRCM Advisers LLC’s expertise to manage these risks on our behalf. We implement part of our hedging strategy through Capitol, our TRS, which is subject to U.S. federal, state and, if applicable, local income tax.

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

The following table provides the indices of our variable rate assets as of March 31, 2010, based on total notional amount of bonds.

Index Type	Floating	Hybrid*	Total	Index Percentage
CMT	$109,635,767	$117,462,555	$227,098,322	64%
LIBOR	65,876,073	39,394,928	105,271,001	30%
Other**	783,847	19,132,570	19,916,417	6%
Total	$176,295,687	$175,990,053	$352,285,740	100%

*	Hybrid amounts reflect those assets with greater than 12 months to reset.
**	Other-includes COFI, MTA and other indices.

Our analysis of risks is based on PRCM Advisers LLC and its affiliates’ experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM Advisers LLC may produce results that differ significantly from the estimates and assumptions used in our models.

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition, over the next 12 months based on our interest sensitive financial instruments at March 31, 2010.

All changes in value are measured as the change from the March 31, 2010 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities, at fair value	$2,848,350	$1,548,415	$(2,422,153)	$(5,589,779)
As a % of March 31, 2010 equity	2.3%	1.2%	-1.9%	-4.4%
Derivatives, at fair value, net	$(3,045,720)	$(1,736,215)	$1,551,223	$3,204,710
As a % of March 31, 2010 equity	-2.4%	-1.4%	1.2%	2.5%
Repurchase agreements	$(260,698)	$(240,156)	$287,084	$574,167
As a % of March 31, 2010 equity	-0.2%	-0.2%	0.2%	0.5%
Total net assets	$(458,068)	$(427,956)	$(583,846)	$(1,810,902)
As a % of March 31, 2010 total assets	-0.1%	-0.1%	-0.1%	-0.3%
As a % of March 31, 2010 equity	-0.4%	-0.3%	-0.5%	-1.4%
	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$968,853	$484,427	$(547,432)	$(1,094,864)
% change in net interest income	4%	2%	-2%	-5%

The AFS securities, at fair value, included in the interest rate sensitivity table “change in value of financial position” were limited to Agency RMBS. Due to our non-Agency RMBS’s significantly discounted prices and underlying credit risks, we believe our non-Agency RMBS’s valuation is inherently de-sensitized to changes in interest rates. As such, we cannot project the impact to these financial instruments and excluded these RMBS from the interest rate sensitivity analysis. These non-Agency RMBS have been included in the “change in annualized net interest income” analysis.

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2010. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

The interest rate sensitivity table quantifies the potential changes in net interest income and portfolio value, which includes the value of swaps and our other derivatives, should interest rates immediately change. The interest rate sensitivity table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. The cash flows associated with the portfolio of RMBS for each rate change are calculated based on assumptions, including prepayment speeds, yield on future acquisitions, slope of the yield curve and size of the portfolio. Assumptions made on the interest rate sensitive liabilities, which are assumed to relate to repurchase agreements, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.

The change in annualized net interest income does not include any benefit or detriment from faster or slower prepayment rates on our Agency premium bonds, non-Agency discount bonds, and instruments that represent the interest payments (but not the principal) on a pool of mortgages, or interest-only bonds. We anticipate that faster prepayment speeds in lower interest rate scenarios will generate lower realized yields on Agency premium and interest-only bonds and higher realized yields on non-Agency discount bonds. Similarly, we anticipate that slower prepayment speeds in higher interest rate scenarios will generate higher realized yields on Agency premium and interest-only bonds and lower realized yields on non-Agency discount bonds. Although we have sought to construct the portfolio to limit the effect of changes in prepayment speeds, there can be no assurance this will actually occur, and the realized yield of the portfolio may be significantly different than we anticipate in changing interest rate scenarios.

Given the low interest rates at March 31, 2010, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only bonds purchased at a premium, and accretion of discount on our non-Agency bonds purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

The information set forth in the interest rate sensitivity table and all related disclosures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.

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

Market Risk

Market Value Risk.  Our AFS securities are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, we would expect the fair value of these securities to decrease; conversely, in a decreasing interest rate environment, we would expect the fair value of these securities to increase. As market volatility increases or liquidity decreases, the fair value of our assets may be adversely impacted.

Real estate risk.  RMBS and residential property values are subject to volatility and may be affected adversely by a number of factors, including national, regional and local economic conditions; local real estate conditions (such as an oversupply of housing); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Decreases in property values reduce the value of the collateral for mortgage loans and the potential proceeds available to borrowers to repay the loans, which could cause us to suffer losses on our non-Agency RMBS investments.

Credit Risk

We believe that our investment strategy will generally keep our risk of credit losses low to moderate. However, we retain the risk of potential credit losses on all of the loans underlying our non-Agency RMBS. With respect to our non-Agency RMBS that are senior in the credit structure, credit support contained in RMBS deal structures provide a level of protection from losses. We seek to manage the remaining credit risk through our pre-acquisition due diligence process, and by factoring assumed credit losses into the purchase prices we pay for non-Agency RMBS. In addition, with respect to any particular target asset, PRCM Advisers LLC’s investment team evaluates relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral. Nevertheless, unanticipated credit losses could adversely affect our operating results.

Item 4. Controls and Procedures

A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, we are not party to any litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2009, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements” in this Quarterly Report on Form 10-Q.

Item 1B. Unresolved Staff Comments

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and reserved

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibits — The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report. Such Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated: May 6, 2010	By: /s/ Thomas Siering Thomas Siering Chief Executive Officer, President and Director (principal executive officer)
Dated: May 6, 2010	By: /s/ Jeffrey Stolt Jeffrey Stolt Chief Financial Officer and Treasurer (principal accounting and financial officer)

Exhibit number	Exhibit description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.