Form 10-Q
period 2010-06-30
Two Harbors Investment Corp.
filed 2010-08-05
CIK 1465740

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 5, 2010 there were 26,067,590 shares of registered common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

INDEX

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TWO HARBORS INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Available-for-sale securities, at fair value	$977,883,587	$494,464,867
Cash and cash equivalents	71,440,655	26,104,880
Total earning assets	1,049,324,242	520,569,747
Restricted cash	18,647,316	8,913,048
Accrued interest receivable	3,756,737	2,579,695
Due from counterparties	20,764,619	4,877,463
Derivative assets, at fair value	32,632,941	363,666
Prepaid expenses	118,167	571,584
Deferred tax assets	894,523	—
Prepaid tax asset	632,514	490,206
Total Assets	$1,126,771,059	$538,365,409
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$866,278,174	$411,892,510
Derivative liabilities, at fair value	21,635,709	—
Accrued interest payable	460,302	113,788
Deferred tax liabilities	—	123,646
Accrued expenses and other liabilities	2,422,221	1,030,342
Dividends payable	8,621,650	3,484,356
Total liabilities	899,418,056	416,644,642
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 26,067,590 and 13,379,209 shares issued and outstanding, respectively	260,676	133,792
Additional paid-in capital	238,520,624	131,756,484
Accumulated other comprehensive income (loss)	1,822,388	(949,728)
Cumulative earnings (losses)	3,679,813	(5,735,425)
Cumulative distributions to stockholders	(16,930,498)	(3,484,356)
Total stockholders’ equity	227,353,003	121,720,767
Total Liabilities and Stockholders’ Equity	$1,126,771,059	$538,365,409

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Interest income:
Available-for-sale securities	$9,087,917	$—	$15,241,235	$—
Cash and cash equivalents	37,509	7,185	42,980	55,432
Total interest income	9,125,426	7,185	15,284,215	55,432
Interest expense	863,242	—	1,381,452	—
Net interest income	8,262,184	7,185	13,902,763	55,432
Other income:
Gain on sale of investment securities, net	833,545	—	2,030,518	—
Loss on interest rate swap agreements	(4,053,781)	—	(5,601,193)	—
Gain on other derivative instruments	152,568	—	1,099,029	—
Total other income	(3,067,668)	—	(2,471,646)	—
Expenses:
Management fees	748,330	—	1,205,309	—
General and administrative	746,915	230,101	1,393,763	310,503
Directors and officers’ insurance	123,000	31,720	239,008	56,894
Professional fees	262,345	1,123,886	486,562	1,338,712
Total expenses	1,880,590	1,385,707	3,324,642	1,706,109
Net income (loss) before income taxes	3,313,926	(1,378,522)	8,106,475	(1,650,677)
Benefit from income taxes	774,356	154,798	1,308,763	246,785
Net income (loss)	4,088,282	(1,223,724)	9,415,238	(1,403,892)
Accretion of trust account income relating to common stock subject to possible conversion	—	(37,312)	—	(68,149)
Net income (loss) attributable to common stockholders	$4,088,282	$(1,261,036)	$9,415,238	$(1,472,041)
Basic earnings (loss) per weighted average common share	$0.18	$(0.05)	$0.53	$(0.06)
Diluted earnings (loss) per weighted average common share	$0.18	$(0.05)	$0.52	$(0.06)
Dividends declared per common share	$0.33	$—	$0.69	$—
Weighted average number of shares of common stock:
Basic	22,438,121	24,936,558	17,933,689	24,936,558
Diluted	22,466,691	24,936,558	17,959,072	24,936,558

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings (Losses)	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
	Shares	Amount
				(unaudited)
Balance, January 1, 2009	32,811,257	$2,494	$181,150,291	$—	$3,009,106	$—	$184,161,891
Accretion of trust account income relating to common stock subject to possible conversion	—	—	(68,149)	—	—	—	(68,149)
Net loss	—	—	—	—	(1,403,892)	—	(1,403,892)
Balance, June 30, 2009	32,811,257	$2,494	$181,082,142	$—	$1,605,214	$—	$182,689,850
Balance, January 1, 2010	13,379,209	$133,792	$131,756,484	$(949,728)	$(5,735,425)	$(3,484,356)	$121,720,767
Net income	—	—	—	—	9,415,238	—	9,415,238
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	2,772,116	—	—	2,772,116
Total other comprehensive income	—	—	—	2,772,116	—	—	—
Total comprehensive income							12,187,354
Net proceeds from issuance of common stock, net of offering costs	12,688,381	126,884	106,699,206	—	—	—	106,826,090
Common dividends declared	—	—	—	—	—	(13,446,142)	(13,446,142)
Non-cash equity award compensation	—	—	64,934	—	—	—	64,934
Balance, June 30, 2010	26,067,590	$260,676	$238,520,624	$1,822,388	$3,679,813	$(16,930,498)	$227,353,003

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$9,415,238	$(1,403,892)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of premiums and discounts net	1,773,691	—
Gain on sale of investment securities, net	(2,030,518)	—
Equity based compensation expense	64,934	—
Net change in:
Increase in accrued interest receivable	(1,177,042)	—
Increase in deferred income taxes	(1,018,169)	—
Increase in due from counterparties	(15,887,156)	—
Increase in fair value of derivative assets, net	(10,633,566)	—
Increase in prepaid tax asset	(142,308)	(201,853)
Decrease in prepaid expenses	453,417	168,982
Increase in accrued interest payable	346,514	—
Increase in accrued expenses and other liabilities	1,391,879	676,796
Net cash used in operating activities	(17,443,086)	(759,967)
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(706,619,302)	—
Proceeds from sales of available-for-sale securities	176,089,669	—
Principal payments on available-for-sale securities	50,139,860	—
Net increase in restricted cash	(9,734,268)	(227,164)
Net decrease in cash held in trust account, interest and dividend income available for working capital and taxes	—	120,162
Net cash used in investing activities	(490,124,041)	(107,002)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	1,651,660,731	—
Principal payments on repurchase agreements	(1,197,275,071)	—
Proceeds from issuance of common stock, net of offering costs	106,826,090	—
Dividends paid on common stock	(8,308,848)	—
Net cash provided by financing activities	552,902,902	—
Net decrease in cash and cash equivalents	45,335,775	(866,969)
Cash and cash equivalents at beginning of period	26,104,880	2,778,143
Cash and cash equivalents at end of period	$71,440,655	$1,911,174
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,034,938	$—
Cash paid for taxes	$—	$—
Non-Cash Financing Activity:
Dividends declared but not paid at end of period	$8,621,650	$—
Accretion of trust account income relating to common stock subject to conversion	$—	$(68,149)

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.

Notes to the Consolidated Financial Statements

Note 1. Organization and Operations

Two Harbors Investment Corp. (the “Company”) is a Maryland corporation formed to invest primarily in residential mortgage-backed securities (“RMBS”). The Company is externally managed and advised by PRCM Advisers LLC, a subsidiary of Pine River Capital Management L.P. (“Pine River”), a global multi-strategy asset management firm. The Company’s common stock and warrants are listed on the NYSE Amex under the symbols “TWO” and “TWO.WS,” respectively.

The Company intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its initial taxable period ended December 31, 2009. As long as the Company continues to comply with a number of requirements under federal tax law and maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income tax to the extent that the Company distributes its taxable income to its stockholders on an annual basis and does not engage in prohibited transactions.

Note 2. Basis of Presentation and Significant Accounting Policies

Consolidation and Basis of Presentation

The interim unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim financial statements are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2010 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2010 should not be construed as indicative of the results to be expected for the full year.

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

TWO HARBORS INVESTMENT CORP.

Notes to the Consolidated Financial Statements

Note 2. Basis of Presentation and Significant Accounting Policies  – (continued)

Recently Issued and/or Adopted Accounting Standards

Broad Transactions

Fair Value Measurements and Disclosures (Accounting Standards Codification “ASC 820”).  On January 21, 2010, the FASB issued an accounting standard update, or ASU, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which provides guidance on how investment assets and liabilities are to be valued and disclosed. Specifically, the amendment requires reporting entities to disclose: (i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements, for Level 2 or Level 3 positions, (ii) transfers between all levels (including Level 1 and Level 2) on a gross basis (i.e., transfers out are disclosed separately from transfers in) as well as the reason(s) for the transfer and (iii) purchases, sales, issuances and settlements on a gross basis in the Level 3 rollforward, rather than as one net number. The effective date of the amendment is for interim and annual periods beginning after December 15, 2009; however, the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis will be effective for interim and annual periods beginning after December 15, 2010. The impact of adopting this ASU will not have a material impact on the Company’s consolidated financial condition or results of operations.

Note 3. Available-for-Sale Securities, at Fair Value

The following table presents the Company’s available-for-sale, or AFS, investment securities by collateral type, which were carried at their fair value:

	June 30, 2010	December 31, 2009
U.S. Treasuries	$145,436,132	$—
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	285,479,494	255,669,015
Federal National Mortgage Association	327,545,073	155,729,386
Government National Mortgage Association	24,748,217	6,421,615
Non-agency	194,674,671	76,644,851
Total mortgage-backed securities	832,447,455	494,464,867
Total	$977,883,587	$494,464,867

At June 30, 2010 and December 31, 2009, the Company pledged investment securities with a carrying value of $934.1 and $444.8 million, respectively, as collateral for repurchase agreements. See Note 8 —  Repurchase Agreements.

At June 30, 2010 and December 31, 2009, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and therefore classified as derivatives.

TWO HARBORS INVESTMENT CORP.

Notes to the Consolidated Financial Statements

Note 3. Available-for-Sale Securities, at Fair Value  – (continued)

The following table presents the amortized cost and carrying value (which equals fair value) of AFS securities by collateral type as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	U.S. Treasuries	Agency	Non-agency	Total
Face Value	$145,000,000	$771,379,596	$381,659,951	$1,298,039,547
Unamortized premium	—	32,740,311	—	32,740,311
Unamortized discount
Designated credit reserve	—	—	(96,624,251)	(96,624,251)
Net, unamortized	—	(169,959,439)	(88,283,255)	(258,242,694)
Amortized Cost	145,000,000	634,160,468	196,752,445	975,912,913
Gross unrealized gains	436,132	6,455,600	4,181,913	11,073,645
Gross unrealized losses	—	(2,843,284)	(6,259,687)	(9,102,971)
Carrying Value	$145,436,132	$637,772,784	$194,674,671	$977,883,587

	December 31, 2009
	Agency	Non-agency	Total
Face Value	$534,878,857	$166,580,309	$701,459,166
Unamortized premium	18,535,106	—	18,535,106
Unamortized discount
Designated credit reserve	—	(50,186,623)	(50,186,623)
Net, unamortized	(133,343,316)	(41,049,738)	(174,393,054)
Amortized Cost	420,070,647	75,343,948	495,414,595
Gross unrealized gains	1,081,947	2,020,339	3,102,286
Gross unrealized losses	(3,332,578)	(719,436)	(4,052,014)
Carrying Value	$417,820,016	$76,644,851	$494,464,867

The following tables present the carrying value of the Company’s AFS investment securities by rate type as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	U.S. Treasuries	Agency	Non-agency	Total
Adjustable Rate	$—	$298,177,904	$127,151,177	$425,329,081
Fixed Rate	145,436,132	339,594,880	67,523,494	552,554,506
Total	$145,436,132	$637,772,784	$194,674,671	$977,883,587

	December 31, 2009
	Agency	Non-agency	Total
Adjustable Rate	$305,441,270	$34,848,759	$340,290,029
Fixed Rate	112,378,746	41,796,092	154,174,838
Total	$417,820,016	$76,644,851	$494,464,867

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

The following table presents the changes for the six months ended June 30, 2010, of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	Designated Credit Reserve	Unamortized Net Discount	Total
Beginning balance at January 1, 2010	$(50,186,623)	$(41,049,738)	$(91,236,361)
Acquisitions	(67,130,634)	(61,123,650)	(128,254,284)
Accretion of net discount	—	3,570,119	3,570,119
Realized credit losses	955,998	7,838	963,836
Transfers (to) from	2,286,900	(2,286,900)	—
Sales, calls, other	17,465,331	12,583,853	30,049,184
Ending balance at June 30, 2010	$(96,609,028)	$(88,298,478)	$(184,907,506)

The following table presents the components comprising the carrying value of AFS securities that were in an unrealized loss position and not deemed to be other than temporarily impaired as of June 30, 2010 and December 31, 2009.

	Unrealized Loss Position for: Less than 12 Months
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
June 30, 2010	$168,537,808	$(9,102,971)	$159,434,837
December 31, 2009	$417,008,390	$(4,052,014)	$412,956,376

At June 30, 2010, the Company held 250 AFS securities, of which 74 were in an unrealized loss position. At December 31, 2009, the Company held 112 AFS securities, of which 61 were in an unrealized loss position. There were no unrealized loss positions for twelve consecutive months or longer due to the Company beginning its operations in the fourth quarter of 2009.

Evaluating AFS Securities for Other-than-Temporary Impairments

In 2009, the Company adopted the provisions of ASC 320 to evaluate AFS securities for OTTI. This evaluation requires us to determine whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. For the three and six months ended June 30, 2010, the Company did not recognize any other-than-temporary impairments on AFS securities in the Company’s consolidated statements of income (loss).

Gross Realized Gains and Losses

Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain on sale of investment securities, net in the Company’s consolidated statements of income (loss). For the three and six months ended June 30, 2010, the Company sold AFS securities for $165.7 and $176.1 million with an amortized cost of $164.9 and $174.1 million, for a net realized gain of $0.8 and $2.0 million, respectively, which included sales of U.S. Treasuries with an amortized cost of $150.8 million for the three and six months ended June 30, 2010.

TWO HARBORS INVESTMENT CORP.

Notes to the Consolidated Financial Statements

Note 3. Available-for-Sale Securities, at Fair Value  – (continued)

The following table presents the gross realized gains and losses on sales of AFS securities for the three and six months ended June 30, 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gross realized gains	$1,085,484	$—	$2,306,273	$—
Gross realized losses	(251,939)	—	(275,755)	—
Total realized gains (losses) on sales, net	$833,545	$—	$2,030,518	$—

Note 4. Restricted Cash

The following table presents the Company’s restricted cash balances and the purposes of the balances:

	June 30, 2010	December 31, 2009
Restricted cash balances held by:
Broker counterparties for securities trading activity	$9,000,000	$8,000,000
Broker counterparties for derivative trading activity	7,184,647	—
Repurchase counterparties as restricted collateral	2,462,669	913,048
Total	$18,647,316	$8,913,048

As of June 30, 2010 and December 31, 2009, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company’s repurchase agreements in non-interest bearing accounts.

Note 5. Accrued Interest Receivable

The following table presents the Company’s accrued interest receivable by collateral type:

	June 30, 2010	December 31, 2009
Accrued Interest Receivable:
U.S. Treasuries	$92,110	$—
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	1,272,191	1,227,847
Federal National Mortgage Association	1,472,386	808,648
Government National Mortgage Association	236,797	128,469
Non-agency	683,253	414,731
Total mortgage-backed securities	3,664,627	2,579,695
Total	$3,756,737	$2,579,695

TWO HARBORS INVESTMENT CORP.

Notes to the Consolidated Financial Statements

Note 6. Derivative Instruments and Hedging Activities

The Company expects to enter into a variety of derivative and non-derivative instruments in connection with its risk management activities. The Company’s primary objective for executing these derivatives and non-derivative instruments is to mitigate the Company’s economic exposure to future events that are outside its control. The Company’s derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company may, at times, enter into various forward contracts including short securities, agency to-be-announced securities (“TBAs”), options, futures, swaps and caps. In executing on the Company’s current risk management strategy, the Company has entered into interest rate swap agreements and TBA positions. The Company has also entered into a number of non-derivative instruments to manage interest rate risk, principally U.S. Treasuries and Agency interest-only securities.

The following summarizes the Company’s significant asset and liability classes, the risk exposure for these classes, and the Company’s risk management activities used to mitigate certain of these risks. The discussion includes both derivative and non-derivative instruments used as part of these risk management activities. While the Company uses non-derivative and derivative instruments to achieve the Company’s risk management activities, it is possible that these instruments will not effectively mitigate all or a substantial portion of the Company’s market rate risk. In addition, the Company might elect, at times, not to enter into certain hedging arrangements in order to maintain compliance with REIT requirements.

Interest Rate Sensitive Assets/Liabilities

Available-for-sale Securities — The Company’s RMBS investment securities are generally subject to change in value when mortgage rates decline or increase depending on the type of investment. Rising mortgage rates generally result in an increase in slowing of refinancing activity, which slows prepayments and results in a decline in the expected value of the Company’s fixed-rate agency pools. To mitigate the impact of this risk, the Company maintains a portfolio of financial instruments, primarily fixed-rate interest-only securities, which increase in value when interest rates increase. In addition, the Company has initiated a limited number of TBA positions to further mitigate its exposure to increased prepayment speeds. The primary objective is to minimize the overall risk of loss in the value of the investment securities due to the change in fair value caused by interest rate changes and their interrelated impact on prepayments.

As of June 30, 2010 and December 31, 2009, the Company had outstanding fair value of $14.0 million and $16.5 million, respectively, of interest-only securities in place to economically hedge its investment securities. These interest-only securities are included in available-for-sale securities, at fair value, in the consolidated balance sheet. In addition, the Company holds $135.0 and $150.0 million of long and short notional TBA positions, respectively, as of June 30, 2010. The Company discloses these on a net basis in accordance with master netting arrangements resulting, in a net fair market value of negative $16.8 million as of June 30, 2010, which are included in derivative liabilities, at fair value, in the consolidated balance sheet.

Repurchase Agreements — The Company monitors its repurchase agreements, which are generally floating rate debt, in relationship to the rate profile of its investment securities. When it is cost effective to do so, the Company may enter into interest rate arrangements to align the interest rate composition of its investment securities and debt portfolios, specifically repurchase agreements with maturities of less than 6 months. Typically, the significant terms of the interest rate swaps match the terms of the underlying debt, resulting in an effective conversion of the rate of the related repurchase agreement from floating to fixed.

TWO HARBORS INVESTMENT CORP.

Notes to the Consolidated Financial Statements

Note 6. Derivative Instruments and Hedging Activities  – (continued)

As of June 30, 2010 and December 31, 2009, the Company had the following outstanding interest rate derivatives that were utilized as economic hedges of interest rate risk associated with the Company’s short-term repurchase agreements:

		Notional Amounts
Maturity Date	Fixed Interest Rate in Contract	June 30, 2010	December 31, 2009
12/15/2011	1.168%	100,000,000	100,000,000
1/11/2013	1.965%	50,000,000	—
4/27/2013	1.821%	100,000,000	—
	Total	250,000,000	100,000,000

The Company has also entered into interest rate derivatives in combination with U.S. Treasuries to hedge funding cost risk. As of June 30, 2010, the Company holds $145.4 million in fair market value of U.S. Treasuries and the following outstanding interest rate derivatives:

		Notional Amounts
Maturity Date	Fixed Interest Rate in Contract	June 30, 2010	December 31, 2009
5/27/2012	1.280%	150,000,000	—

All of the Company’s interest rate swap contracts receive interest at a 3-month LIBOR rate.

The Company has not applied hedge accounting to its current derivative portfolio held to mitigate the interest rate risk associated with its debt portfolio. As a result, the Company is subject to volatility in its earnings due to movement in the unrealized gains and losses associated with its interest rate swaps and its other derivative instruments.

Foreign Currency Risk

In compliance with the Company’s REIT requirements, the Company does not have exposure to foreign denominated assets or liabilities. As such, the Company is not subject to foreign currency risk.

Non-Risk Management Activities

The Company has entered into certain financial instruments that are considered derivative contracts under ASC 815 that are not for purposes of hedging. These contracts are currently limited to inverse interest-only residential mortgage securities. These securities with a carrying value of $32.6 million are accounted for as derivative financial instruments in the consolidated financial statements.

Credit Risk

The Company has limited its exposure to credit losses on its U.S. Treasuries and Agency portfolio of investment securities because these securities are issued by the U.S. Department of the Treasury or government sponsored entities, or GSEs. The payment of principal and interest on the FHLMC and FNMA mortgage-backed securities are guaranteed by those respective agencies, and the payment of principal and interest on the GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.

For non-Agency investment securities, the Company currently does not believe it is cost effective or beneficial to the Company’s REIT status to hedge credit risk with derivative instruments and, accordingly, the Company does not hold derivative instruments to specifically hedge credit risk. However, the Company has processes and controls in place to monitor, analyze, manage and mitigate its credit risk with respect to non-Agency RMBS.

TWO HARBORS INVESTMENT CORP.

Notes to the Consolidated Financial Statements

Note 6. Derivative Instruments and Hedging Activities  – (continued)

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As June 30, 2010, the market value of derivative financial instruments as an asset and liability position was $32.6 and $21.6 million, respectively.

The Company mitigates the credit risk exposure on derivative financial instruments by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines, and the Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. The Company has not received cash deposits from counterparties at June 30, 2010. The Company has placed cash deposits of $7.3 million as of June 30, 2010 in accounts maintained by counterparties, of which the amounts are classified as restricted cash or due from counterparties on the consolidated balance sheet.

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

Balance Sheet Presentation

The following table represents the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading instruments as of June 30, 2010 and December 31, 2009.

	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
June 30, 2010	$32,632,941	241,889,518	$21,635,709	416,209,766
December 31, 2009	$363,666	100,000,000	$—	—

The following table provides the average monthly outstanding notional amounts of the Company’s derivative financial instruments treated as trading instruments for the six months ended June 30, 2010.

	Six Months Ended June 30,
Trading Instruments	Derivative Assets	Derivative Liabilities
Inverse interest-only securities	171,011,470	—
TBAs	17,142,857	28,626,374
Interest rate swap agreements	—	279,120,879
Short treasuries	—	5,549,451

TWO HARBORS INVESTMENT CORP.

Notes to the Consolidated Financial Statements

Note 6. Derivative Instruments and Hedging Activities  – (continued)

Income Statement Presentation

The following table summarizes the location and amount of gains and losses on derivative instruments reported in the consolidated statement of income on its derivative instruments.

Trading Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Six Months Ended June 30,
		2010	2009
Risk Management Instruments
Interest Rate Contracts
Investment securities – RMBS	Gain on other derivative instruments	$416,908	$—
Investment securities – U.S. Treasuries	Loss on interest rate swap agreements	(1,048,097)	—
Repurchase agreements	Loss on interest rate swap agreements	(4,553,096)	—
Non-Risk Management Instruments	Gain on other derivative instruments	682,121	—
Total		$(4,502,164)	$—

Note 7. Fair Value

Fair Value Measurements

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). Additionally, ASC 820 requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring fair value of a liability.

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

Available-for-sale securities — The Company holds a portfolio of available-for-sale securities that are carried at fair value in the consolidated balance sheet. Available-for-sale securities are primarily comprised of U.S. Treasuries, Agency and non-Agency RMBS. The Company determines the fair value of its U.S. Treasuries and Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. In determining the fair value of its non-Agency RMBS, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its U.S. Treasuries as Level 1 fair value assets at June 30, 2010. The Company classified 100% of its RMBS available for sale securities reported at fair value as Level 2 at June 30, 2010. Available-for-sale securities account for 96.8% of all assets reported at fair value at June 30, 2010.

Derivative instruments — The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter (“OTC”) derivative contracts, such as interest rate swaps. The Company utilizes internally developed models that are widely accepted in the market to value their over-the-counter derivative contracts. The specific terms of the contract are entered into the model, as well as market observable inputs such as interest rate forward curves and interpolated volatility assumptions. As all significant inputs into these models are market observable, the Company classified 100% of the interest rate swaps reported at fair value as Level 2 at June 30, 2010.

The Company also enters into certain other derivative financial instruments, such as TBAs and inverse interest-only securities. These instruments are similar in form to the Company’s available-for-sale securities and the Company utilizes broker quotes to value these instruments. The Company classified 95.0% of these derivative assets reported at fair value as Level 2 and 5.0% of these derivative assets reported at fair value as Level 3 at June 30, 2010. The Company reported 100% of its derivative liabilities as Level 1 or Level 2 as of June 30, 2010.

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

TWO HARBORS INVESTMENT CORP.

Notes to the Consolidated Financial Statements

Note 7. Fair Value  – (continued)

Recurring Fair Value

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis. The Company often economically hedges the fair value change of its assets or liabilities with derivatives and other financial instruments. The table below displays the hedges separately from the hedged items, and therefore does not directly display the impact of the Company’s risk management activities.

	Recurring Fair Value Measurements At June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$145,436,132	$832,447,455	$—	$977,883,587
Derivative assets	—	30,989,757	1,643,184	32,632,941
Total assets	$145,436,132	$863,437,212	$1,643,184	$1,010,516,528
Liabilities
Derivative liabilities	$16,821,569	$4,814,140	$—	$21,635,709
Total liabilities	$16,821,569	$4,814,140	$—	$21,635,709

The valuation of Level 3 instruments requires significant judgment by the third-party pricing providers and/or management. The third party pricing providers and/or management rely on inputs such as market price quotations from market makers (either market or indicative levels), original transaction price, recent transactions in the same or similar instruments and changes in financial ratios or cash flows to determine fair value. Level 3 instruments may also be discounted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by the third party pricing provider in the absence of market information. Assumptions used by the third party pricing provider due to lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s financial statements. The Company’s valuation committee reviews all valuations that are based on pricing information received from a third party pricing provider. As part of this review, prices are compared against other pricing or input data points in the marketplace, along with internal valuation expertise, to ensure the pricing is reasonable. In addition, the Company performs back-testing of pricing information to validate price information and identify any pricing trends of a third party price provider.

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

Securities for which market quotations are readily available are valued at the bid price (in the case of long positions) or the ask price (in the case of short positions) at the close of trading on the date as of which value is determined. Exchange-traded securities for which no bid or ask price is available are valued at the last traded price.

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

	Level 3 Recurring Fair Value Measurements Three Months Ended June 30, 2010
		Total Net Gains/(Losses) Included in Net Income
	April 1, 2010 Level 3 Fair Value	Realized Gains (Losses)	Unrealized Gains (Losses)	Other Comprehensive Income		Purchases, Sales and Settlements, Net	Net Transfers Into/(Out of) Level 3	End of Period Level 3 Fair Value
Assets
Available-for-sale securities	$4,976,789	$—	$—	$—	(a)	$—	$(4,976,789)	$—
Derivative assets	—	(7,436)	(16,640)	—		1,667,260	—	1,643,184
Total assets	$4,976,789	$(7,436)	$(16,640)	$—		$1,667,260	$(4,976,789)	$1,643,184

	Level 3 Recurring Fair Value Measurements Six Months Ended June 30, 2010
		Total Net Gains/(Losses) Included in Net Income
	January 1, 2010 Level 3 Fair Value	Realized Gains (Losses)	Unrealized Gains (Losses)	Other Comprehensive Income		Purchases, Sales and Settlements, Net	Net Transfers Into/(Out of) Level 3	End of Period Level 3 Fair Value
Assets
Available-for-sale securities	$2,125,507	$(673,156)	$—	$(175,157	)(a)	$—	$(1,277,194)	$—
Derivative assets	—	(7,436)	(16,640)	—		1,667,260	—	1,643,184
Total assets	$2,125,507	$(680,592)	$(16,640)	$(175,157)		$1,667,260	$(1,277,194)	$1,643,184

(a)	Change in unrealized gains (losses) on available-for-sale securities recorded in equity as accumulated other comprehensive (loss) income.

The Company did not incur transfers between Level 1 and Level 2 for the three months ended June 30, 2010. The Company did incur a minimal amount of transfer activity from Level 3 to Level 2 during the three months ended June 30, 2010 as a result of obtaining third-party broker prices for the respective securities and qualitative and quantitative support for the liquidity of those instruments. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.

The Company did not have any assets or liabilities recorded at fair value for the three and six months ended June 30, 2009.

Nonrecurring Fair Value

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2010, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

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

Note 8. Repurchase Agreements

The Company had outstanding $866.3 million of repurchase agreements, including repurchase agreements funding the Company’s U.S. Treasuries of $144.3 million. Excluding the debt associated with the Company’s U.S. Treasuries and the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.6% and weighted average remaining maturities of 51 days as of June 30, 2010. The Company had outstanding $411.9 million of repurchase agreements with a weighted average borrowing rate of 0.4% excluding the effect of the Company’s interest rate swaps, and weighted average remaining maturities of 90 days as of December 31, 2009. The debt associated with the Company’s U.S. Treasuries had a weighted borrowing rate of 0.2%.

At June 30, 2010 and December 31, 2009, the repurchase agreements had the following characteristics:

	June 30, 2010		December 31, 2009
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Amount Outstanding	Weighted Average Borrowing Rate
U.S. treasuries	$144,275,000	0.21%	$—	—
Agency RMBS	603,108,942	0.40%	395,641,510	0.37%
Non-Agency RMBS	97,147,687	1.95%	16,251,000	1.94%
Agency derivatives	21,746,545	1.07%	—	—
Total	$866,278,174	0.56%	$411,892,510	0.43%

TWO HARBORS INVESTMENT CORP.

Notes to the Consolidated Financial Statements

Note 8. Repurchase Agreements  – (continued)

At June 30, 2010 and December 31, 2009, the repurchase agreements had the following remaining maturities:

	June 30, 2010		December 31, 2009
Within 30 days	$178,564,075		$207,050,239
30 to 59 days	176,313,848		—
60 to 89 days	78,408,232		—
90 to 119 days	98,231,625		—
Over 120 days	190,485,394		204,842,271
Open maturity	144,275,000	(1)	—
Total	$866,278,174		$411,892,510

(1)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

	June 30, 2010	December 31, 2009
Available-for-sale securities, at fair value	$934,149,813	$444,833,063
Restricted cash	2,462,669	913,048
Due from counterparties	4,905,331	1,736,952
Derivative assets, at fair value	30,549,308	—
Total	$972,067,121	$447,483,063

Although the repurchase agreements are committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.

The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at June 30, 2010:

	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity
Barclays Capital Inc.	$284,819,996	$49,216,060	22%
Banc of America Securities LLC	55,480,000	26,661,847	12%
All other counterparties	525,978,178	33,440,144	15%
Total	$866,278,174	$109,318,051

(1)	Represents the net carrying value of the securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, including accrued interest.

TWO HARBORS INVESTMENT CORP.

Notes to the Consolidated Financial Statements

Note 9. Stockholders’ Equity

Public offering

On April 26, 2010, the Company completed its public offering of 11,500,000 shares of its common stock and subsequently issued an additional 1,188,381 shares of common stock pursuant to the underwriters’ over-allotments at a price of $8.90 per share, for gross proceeds of approximately $113.0 million. Including the over-allotment shares, the Company has 26,067,590 shares of common stock outstanding as of June 30, 2010. Net proceeds to the Company from the offering were approximately $106.8 million, net of issuance costs of approximately $6.2 million.

Distributions to stockholders

On June 14, 2010, the Company declared dividends to common stockholders totaling $8.6 million, or $0.33 per share. The following table presents cash dividends declared by the Company on its common stock from October 28, 2009 through June 30, 2010:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
June 14, 2010	June 30, 2010	July 22, 2010	$0.33
March 12, 2010	March 31, 2010	April 23, 2010	$0.36
December 21, 2009	December 31, 2009	January 26, 2010	$0.26

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) at June 30, 2010 and December 31, 2009 was as follows:

	June 30, 2010	December 31, 2009
Available-for-sale securities, at fair value Unrealized gains, net of tax of $148,285 and $0, respectively	$10,925,359	$3,102,286
Unrealized losses	(9,102,971)	(4,052,014)
Accumulated other comprehensive income (loss)	$1,822,388	$(949,728)

TWO HARBORS INVESTMENT CORP.

Notes to the Consolidated Financial Statements

Note 10. Earnings Per Share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) to common stockholders for basic and diluted earnings per share	$4,088,282	$(1,261,036)	$9,415,238	$(1,472,041)
Denominator:
Basic weighted average shares outstanding	22,438,121	24,936,558	17,933,689	24,936,558
Dilutive weighted average restricted stock shares	28,570	—	25,383	—
Diluted weighted average shares outstanding	22,466,691	24,936,558	17,959,072	24,936,558
Basic Earnings (Loss) Per Share:	$0.18	$(0.05)	$0.53	$(0.06)
Diluted Earnings (Loss) Per Share:	$0.18	$(0.05)	$0.52	$(0.06)

On June 14, 2010, the Company issued shares of restricted stock to the independent directors of the Company in accordance with the Company’s 2009 Equity Incentive Plan.

For the three and six months ended June 30, 2010 and 2009, the Company has assumed that no warrants would be exercised as the market value per share of the Company’s common stock was below the strike price of the warrants and the warrants would be anti-dilutive.

Note 11. Related Party Transactions

The following summary provides disclosure of the material transactions with affiliates of the Company.

In accordance with the Management Agreement with PRCM Advisers LLC, the Company accrued $0.7 and $1.2 million as a management fee to PRCM Advisers LLC for the three and six months ended June 30, 2010, respectively, which represents approximately 1.5% of stockholders’ equity on an annualized basis as defined by the Management Agreement. In addition, the Company reimbursed PRCM Advisers LLC for direct and allocated costs incurred by PRCM Advisers LLC on behalf of the Company. These direct and allocated costs totaled approximately $1.2 and $2.0 million for the three and six months ended June 30, 2010, respectively.

The Company recognized $32,468 and $64,934 of compensation expense during the three and six months ended June 30, 2010, respectively, associated with the amortization of shares of restricted stock issued to the independent directors.

As of June 30, 2010, there were 33,249,000 publicly-held registered warrants to purchase up to 33,249,000 shares of common stock were issued and outstanding. Of the 33,249,000 warrants, 7,000,000 are beneficially owned by the founders of Capitol Acquisition Corp., or Capitol, and 2,906,918 are beneficially owned by Nisswa Acquisition Master Fund Ltd., which is an investment fund managed by Pine River.

TWO HARBORS INVESTMENT CORP.

Notes to the Consolidated Financial Statements

Note 12. Subsequent Events

On August 4, 2010, Two Harbors Asset I, LLC (“THAI”), an indirect wholly-owned subsidiary of Two Harbors Investment Corp. (the “Company”), entered into a Master Repurchase and Securities Contract (the “Repurchase Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Repurchase Agreement will be used by THAI from time to time to sell certain of its non-Agency securities held in its RMBS loan portfolio to Wells Fargo pursuant to the Repurchase Agreement. The Repurchase Agreement provides for a 364-day facility with an aggregate maximum borrowing capacity of $75 million and is set to mature on August 3, 2011, unless extended pursuant to its terms.

The Company has guaranteed THAI’s obligations under the Repurchase Agreement. The Company is subject to the following financial covenants, as further defined by the Guaranty Agreement:

(a)	On any date, the ratio of the Company’s Total Indebtedness to its Tangible Net Worth, on a consolidated basis, shall not be greater than 6.00 to 1.00.
(b)	On any date, the Guarantor’s Liquidity, on a consolidated basis, shall not be less than $15,000,000.
(c)	On any date, the Guarantor’s Tangible Net Worth, on a consolidated basis, shall not be less than $150,000,000.

Events subsequent to June 30, 2010 were evaluated through the date these financial statements were issued.

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

Our objective is to provide attractive risk-adjusted returns to our investors over the long term, primarily through dividends and secondarily through capital appreciation. We selectively acquire and manage an investment portfolio of our target assets, which we believe is constructed to generate attractive returns through market cycles. We focus on security selection and implement a relative value investment approach across various sectors within the residential mortgage market. Our target assets include the following:

•	Agency RMBS, meaning RMBS whose principal and interest payments are guaranteed by the Government National Mortgage Association (or Ginnie Mae), the Federal National Mortgage Association (or Fannie Mae), or the Federal Home Loan Mortgage Corporation (or Freddie Mac);
•	Non-Agency RMBS, meaning RMBS that are not issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac; and
•	Financial assets other than RMBS, comprising approximately 5% to 10% of the portfolio.

We seek to deploy moderate leverage as part of our investment strategy. We generally finance our target assets through short-term borrowings structured as repurchase agreements. We may also finance portions of our portfolio through non-recourse term borrowing facilities and equity financing provided by government programs, if such financing becomes available.

We compete with other investment vehicles for attractive investment opportunities. We rely on our management team and Pine River, who have developed strong relationships with a diverse group of financial intermediaries, to identify investment opportunities. In addition, we have benefited and expect to continue to benefit from Pine River’s analytical and portfolio management expertise and infrastructure. We believe that our focus on the RMBS area, the extensive RMBS expertise of our investment team, our strong analytics and our disciplined relative value investment approach give us a competitive advantage over our peers.

We intend to qualify as a REIT for U.S. federal income tax purposes, commencing with our initial taxable period ended December 31, 2009. To qualify as a REIT we are required to meet certain investment and operating tests and annual distribution requirements. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders, do not participate in prohibited transactions and maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated our subsidiary, Capitol, as a taxable REIT subsidiary, or TRS, as defined in the Code, to engage in such activities, and we may in the future form additional TRSs. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act.

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

Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our MBS; changes in the prepayment rates on the mortgage loans securing our MBS; our ability to borrow to finance our assets; implementation of or changes in government regulations or programs affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the 1940 Act; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We follow the fair value hierarchy set forth above in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we will attempt to obtain Level 2 inputs, observable market prices in inactive markets or derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs and independent pricing service models to estimate fair value measurements. At June 30, 2010, approximately 89.7% of total assets, or $1.0 billion, and 2.4% of total liabilities, or $21.6 million, consisted of financial instruments recorded at fair value. Approximately 0.1% of total assets, or $1.6 million of the assets reported at fair value were valued using Level 3 inputs. See Note 7 to the Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.

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

For the three and six months ended June 30, 2010, our interest rate swap agreement accounted for as a trading instrument negatively impacted our financial results. The change in fair value of the interest rate swap derivatives was a result of a stagnant LIBOR and decline in corresponding counterparty borrowing rates during the three and six months ended June 30, 2010. In addition, our financial results were favorably impacted by certain other derivative instruments entered into by the Company in the first six months of 2010 that were accounted for as trading derivative instruments, i.e., TBAs and inverse interest-only securities. Any temporary change in the fair value of our available-for-sale securities is recorded as a component of accumulated other comprehensive income and does not impact our earnings.

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

Market Conditions and Outlook

The first six months of 2010 continued to experience regulatory developments in an effort to stabilize economic conditions and increase liquidity in the financial markets. We believe our blended Agency and non-Agency strategies, and our trading expertise, will allow us to navigate the dynamic characteristics of the RMBS environment while these and any future regulatory efforts take shape. Having a diversified portfolio allows us to balance risks, most specifically the volatility and impacts generated by uncertainty in interest rates, changes in prepayments, changes in home prices and homeowner default rates.

Risk-adjusted returns in our Agency RMBS portfolio will decline if we are required to pay higher purchase premiums due to lower interest rates or additional liquidity in the market. Returns are also affected by the possibility of rising interest rates. We expect that the majority of our assets will remain in whole-pool Agency RMBS, due to the long-term attractiveness of the asset class and the need to preserve our exemption under the 1940 Act. Interest-only Agency securities also provide a complementary investment and risk- management strategy to our principal and interest Agency bond investments.

The following table provides the carrying value of our RMBS portfolio by product type:

	June 30, 2010		December 31, 2009
Agency Bonds
Fixed Rate Bonds	$339,594,880	40.8%	$112,378,746	22.7%
Hybrid ARMs	298,177,904	35.8%	305,441,270	61.8%
Total Agency	637,772,784	76.6%	417,820,016	84.5%
Non-Agency Bonds
Senior Bonds	157,409,260	18.9%	54,091,629	10.9%
Mezzanine Bonds	37,265,411	4.5%	22,553,222	4.6%
Total Non-Agency	194,674,671	23.4%	76,644,851	15.5%
Total	$832,447,455		$494,464,867

Although we are unable to predict the movement in interest rates in 2010 and beyond, our blended Agency and non-Agency portfolio strategy is intended to generate attractive yields with a low level of sensitivity to yield curve, prepayments and interest rate cycles. Our portfolio has a mixture of fixed and hybrid/adjustable rate terms, which we use to manage interest rate risk.

Our Agency bond portfolio is subject to inherent prepayment risk: generally, a decline in interest rates that leads to rising prepayment speeds will cause the market value of our interest-only securities to deteriorate, but will cause the market value of our fixed coupon Agency pools to increase. The inverse relationship occurs when interest rates increase and prepayments slow. We hold a portfolio of Agency securities, which includes bonds with explicit prepayment protection, low loan balances and seasoned bonds reflecting less prepayment risk due to previously experienced high levels of refinancing. We believe this reduces the prepayment risk to the portfolio.

The following table provides the carrying value of our agency bond portfolio by vintage and prepayment protection:

	As of June 30, 2010
	Fixed Rate	Hybrid ARMs	Total Agency RMBS
Pre-pay lock-out or penalty-based	$67,251,247	$48,174,724	$115,425,971	18%
Low loan balances	195,216,272	—	195,216,272	31%
Pre-2002 vintages	50,412,302	30,173,460	80,585,762	13%
2002 – 2005 vintages	14,295,571	153,818,179	168,113,750	26%
2006 and subsequent vintages	12,419,488	66,011,541	78,431,029	12%
Total	$339,594,880	$298,177,904	$637,772,784	100%

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

The following table provides discount information on our non-Agency bond portfolio:

	As of June 30, 2010
	Senior	Mezzanine	Total
Face Value	$300,550,948	$81,109,003	$381,659,951
Unamortized discount
Designated credit reserve	(75,598,968)	(21,010,060)	(96,609,028)
Unamortized net discount	(65,374,868)	(22,923,610)	(88,298,478)
Amortized Cost	$159,577,112	$37,175,333	$196,752,445

Summary of Results of Operations and Financial Condition

Our reported GAAP net income attributable to common stockholders was $4.1 million ($0.18 per diluted share) for the three months ended June 30, 2010 as compared to a GAAP net loss attributable to common stockholders of $1.3 million ($0.05 per diluted share) for the three months ended June 30, 2009. Our GAAP results for the three and six months ended June 30, 2010 include unrealized fair value losses of $3.3 and $4.4 million, respectively, on our interest rate swaps for which we have not elected to apply cash flow hedge accounting. Our results for the three months ended June 30, 2009 represent the historical results of Capitol as a development stage company with no operations.

During the three months ended June 30, 2010, we declared a dividend of $0.33 per diluted share. Our GAAP book value per diluted common share was $8.70 at June 30, 2010, a decrease from $9.08 book value per diluted common share at December 31, 2009.

The following table presents the components of our net income (loss) for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Data:	2010	2009	2010	2009
	(unaudited)		(unaudited)
Interest income:
Available-for-sale securities	$9,087,917	$—	$15,241,235	$—
Cash and cash equivalents	37,509	7,185	42,980	55,432
Total interest income	9,125,426	7,185	15,284,215	55,432
Interest expense	863,242	—	1,381,452	—
Net interest income	8,262,184	7,185	13,902,763	55,432
Other income:
Gain on sale of investment securities, net	833,545	—	2,030,518	—
Loss on interest rate swap agreements	(4,053,781)	—	(5,601,193)	—
Gain on other derivative instruments	152,568	—	1,099,029	—
Total other income	(3,067,668)	—	(2,471,646)	—
Expenses:
Management fees	748,330	—	1,205,309	—
Operating Expenses	1,132,260	1,385,707	2,119,333	1,706,109
Total expenses	1,880,590	1,385,707	3,324,642	1,706,109
Net income (loss) before income taxes	3,313,926	(1,378,522)	8,106,475	(1,650,677)
Benefit from income taxes	774,356	154,798	1,308,763	246,785
Net income (loss)	$4,088,282	$(1,223,724)	$9,415,238	$(1,403,892)
Accretion of Trust Account income relating to common stock subject to possible conversion	—	(37,312)	—	(68,149)
Net income (loss) attributable to common stockholders	$4,088,282	$(1,261,036)	$9,415,238	$(1,472,041)
Basic earnings per weighted average common share	$0.18	$(0.05)	$0.53	$(0.06)
Diluted earnings per weighted average common share	$0.18	$(0.05)	$0.52	$(0.06)
Dividends declared per common share	$0.33	$—	$0.69	$—
Weighted average number of shares of common stock:
Basic	22,438,121	24,936,558	17,933,689	24,936,558
Diluted	22,466,691	24,936,558	17,959,072	24,936,558

Balance Sheet Data:	June 30, 2010	December 31, 2009
Available-for-sale securities	$977,883,587	$494,464,867
Total assets	$1,126,771,059	$538,365,409
Repurchase agreements	$866,278,174	$411,892,510
Total stockholders’ equity	$227,353,003	$121,720,767

Results of Operations

The following analysis principally focuses on the results generated in 2010, as our operations did not begin until the completion of the merger transaction with Capitol in late October 2009, that is more fully described in our 2009 Annual Report on Form 10-K. However, the analysis also includes 2009 results, where appropriate, which consist of Capitol as a development stage company with no operations.

Interest Income and Average Earning Assets Yield

For the three months ended June 30, 2010, we recognized $9.0 million of interest income from our Agency and non-Agency RMBS portfolio. Our RMBS portfolio’s average amortized cost of securities was approximately $670.9 million for the three months ended June 30, 2010, resulting in an annualized net yield of approximately 5.4%. For the six months ended June 30, 2010, we recognized $15.1 million of interest income from our Agency and non-Agency RMBS portfolio. Our RMBS portfolio’s average amortized cost of securities was approximately $586.0 million for the six months ended June 30, 2010, resulting in an annualized net yield of approximately 5.2%.

For the three months ended June 30, 2010, we recognized $2.8 million of net premium amortization on our Agency RMBS, including our interest-only securities. This resulted in an overall net asset yield of approximately 3.5% on our Agency RMBS. For the three months ended June 30, 2010, we recognized $2.5 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 11.3%. For the six months ended June 30, 2010, we recognized $5.3 million of net premium amortization on our Agency RMBS, including our interest-only securities. This resulted in an overall net asset yield of approximately 3.6% on our Agency RMBS. For the six months ended June 30, 2010, we recognized $3.6 million of accretion income from the discounts on our non-Agency portfolio, resulting in an overall net yield of approximately 11.0%.

The following tables present the components of the net yield earned by investment type on our RMBS portfolio as a percentage of our average amortized cost of securities:

	Three months ended June 30, 2010			Six months ended June 30, 2010
	Agency	Non-Agency	Consolidated	Agency	Non-Agency	Consolidated
	(Ratios for the periods have been annualized)
Gross Yield/Stated Coupon	5.7%	5.0%	5.6%	5.9%	5.3%	5.8%
Net accretion/amortization of discount/premium	(2.2)%	6.3%	(0.2)%	(2.3)%	5.7%	(0.6)%
Net Yield	3.5%	11.3%	5.4%	3.6%	11.0%	5.2%

(1)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following table provides the components of interest income and net asset yield detail by investment type on our RMBS portfolio:

	Three months ended June 30, 2010
	Average Amortized Cost	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income	Net Asset Yield
Agency	$512,920,648	$7,363,776	$(2,826,606)	$4,537,170	3.5%
Non-Agency	157,988,154	1,975,567	2,468,730	4,444,297	11.3%
Total	$670,908,802	$9,339,343	$(357,876)	$8,981,467	5.4%

	Six months ended June 30, 2010
	Average Amortized Cost	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income	Net Asset Yield
Agency	$459,935,698	$13,545,138	$(5,343,810)	$8,201,328	3.6%
Non-Agency	126,075,249	3,363,338	3,570,119	6,933,457	11.0%
Total	$586,010,947	$16,908,476	$(1,773,691)	$15,134,785	5.2%

For the three and six months ended, we also recognized $0.1 million of interest income associated with our U.S. Treasuries, or approximately 0.8% annualized net yield on average amortized cost.

Interest Expense and the Cost of Funds

For the three months ended June 30, 2010, we recognized $0.8 million in interest expense on our borrowed funds collateralized by RMBS. For the same three month period, our average outstanding balance under repurchase agreements to fund RMBS was approximately $562.1 million, which was primarily funding our Agency RMBS portfolio. Our leverage ratio of 3.1 times on our RMBS portfolio as of June 30, 2010 and together with low LIBOR rates, resulted in an average cost of funds on our RMBS portfolio of 0.6% on an annualized basis. For the six months ended June 30, 2010, we recognized $1.3 million in interest expense on our borrowed funds collateralized by RMBS. For the same six month period, our average outstanding balance under repurchase agreements to fund RMBS was approximately $495.3 million, resulting in an average cost of funds on our RMBS of 0.5% on an annualized basis.

For the three and six months ended, we also recognized $0.1 million of interest expense associated with our U.S. Treasuries and Agency inverse interest-only derivatives, or an average cost of funds of approximately 0.5% on an annualized basis. The additional funds borrowed resulted in an overall leverage ratio of 3.8 times, largely driven by the borrowings to fund the U.S. Treasuries.

Net Interest Income

For the three months ended June 30, 2010, our net interest income on our RMBS AFS portfolio was $8.2 million resulting in a net interest spread of approximately 4.8%. For the six months ended June 30, 2010, our net interest income on our RMBS AFS portfolio was $13.8 million resulting in a net interest spread of approximately 4.7%. The favorable net interest rate spread for the three months ended June 30, 2010 compared to the full six month period was largely driven by our favorable prepayment speeds.

The following table provides the interest income and expense incurred in the three months ended June 30, 2010:

	Three months ended June 30, 2010			Six months ended June 30, 2010
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
	(Percentages for the period have been annualized)
Average Available-for-Sale Securities Held(1)	$512,920,648	$157,988,154	$670,908,802	$459,935,698	$126,075,249	$586,010,947
Total Interest Income	$4,537,170	$4,444,297	$8,981,467	$8,201,328	$6,933,457	$15,134,785
Yield on Average Investment Securities	3.5%	11.3%	5.4%	3.6%	11.0%	5.2%
Average Balance of Repurchase Agreements	$493,255,647	$68,831,367	$562,087,014	$442,628,210	$52,691,939	$495,320,149
Total Interest Expense(2)(3)	$470,498	$320,712	$791,210	$822,024	$487,396	$1,309,420
Average Cost of Funds	0.4%	1.9%	0.6%	0.4%	1.8%	0.5%
Net Interest Income	$4,066,672	$4,123,585	$8,190,257	$7,379,304	$6,446,061	$13,825,365
Net Interest Rate Spread	3.1%	9.4%	4.8%	3.2%	9.2%	4.7%

(1)	Excludes change in realized and unrealized gains/(losses).
(2)	Cost of funds by investment type is based off the underlying investment type of the RMBS AFS assigned as collateral.
(3)	Cost of funds does not include accrual and settlement of interest associated with interest rate swaps. In accordance with GAAP, those costs are included in Loss on Interest Rate Swap Agreements.

Gain on Sale of Investment Securities, Net

For the three and six months ended June 30, 2010, we sold AFS securities for $165.7 and $176.1 million with an amortized cost of $164.9 and $174.1 million, for a net realized gain of $0.8 and $2.0 million, respectively, which included sales of U.S. Treasuries with an amortized cost of $150.8 million for the three and six months ended June 30, 2010. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that our management believes might have higher risk-adjusted returns.

We review each of our securities on a quarterly basis to determine if an OTTI charge would be necessary. For the three and six months ended June 30, 2010, we did not recognize any losses from other-than-temporary impairments.

Loss on Interest Rate Swap Agreements

For the three and six months ended June 30, 2010, we recognized $0.8 and $1.2 million of expenses for the accrual and/or settlement of the net interest expense associated with the interest rate swaps. The expenses result from paying a fixed interest rate on 400 million notional to hedge a portion of our interest rate risk on our short-term repurchase agreements and funding costs and receiving LIBOR interest.

Also, included in our financial results for the three and six months ended June 30, 2010 was the recognition of a $3.3 and $4.4 million, respectively, of unrealized valuation losses on our interest rate swap agreements that were accounted as trading instruments. The decrease in the two- and three-year swap rates during the three and six months ended June 30, 2010 resulted in the unfavorable market value movement over the respective periods.

	Three months ended June 30, 2010	Six months ended June 30, 2010
Net interest spread	$(790,532)	$(1,209,343)
Change in unrealized gain (loss) on interest rate swap agreements, at fair value	(3,263,249)	(4,391,850)
Gain (Loss) on Interest Rate Swap Agreements	$(4,053,781)	$(5,601,193)

Gain on Other Derivative Instruments

Included in our financial results for the three and six months ended June 30, 2010 was the recognition of $0.2 and $1.1 million of gains on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs and inverse interest-only securities. As these derivative instruments are considered trading instruments, the financial results include both realized and unrealized gains (losses) associated with these instruments.

Expenses

Management Fees

We incurred management fees of $0.7 and $1.2 million for the three and six months ended June 30, 2010, which are payable to PRMC Advisers LLC under our management agreement. The management fee is calculated based on our stockholders’ equity, and the increase is attributable to increased equity as a result of our follow-on offering.

Operating Expenses

For the three months ended June 30, 2010, we recognized $1.1 million of operating expenses compared to $1.4 million of expenses for the same period in 2009. The expenses for 2009 represent costs associated with Capitol as a development stage company with no operations and are not comparable to the operational costs we incurred in the same three month period of 2010.

The following table provides operating expenses as a percentage of average equity for the three and six month periods presented:

	Total Operating Expenses	Operating Expenses/ Average Equity
	(Ratios for the period have been annualized)
For the Three Months Ended June 30, 2010	$1,132,260	2.2%
For the Three Months Ended June 30, 2009(1)	$1,385,707	3.0%
For the Six Months Ended June 30, 2010	$2,119,333	2.6%
For the Six Months Ended June 30, 2009(1)	$1,706,109	1.9%

(1)	Prior to October 28, 2009, the Company was a development stage company without operations.

Our operating expenses as a percentage of average equity for the three months ended June 30, 2010 was 2.2%. The favorable decrease of our operating expense ratio from the first three months of 2010 resulted from the additional capital raised upon completion of our secondary common stock offering. See Note 9 of the Notes to the Consolidated Financial Statements.

Income Taxes

For the three and six months ended June 30, 2010, we have recognized $0.8 and $1.3 million of income tax benefits related to both current and deferred income tax losses in our TRS. Our effective tax rate for the three and six months ended June 30, 2010 was negative 23.4% and negative 16.1%.

For the three and six months ended June 30, 2010, we have recognized $0.7 and $1.2 million of deferred tax benefit related to the unrealized loss on our interest rate swap agreements and TBAs held in our TRS.

For the three and six months ended June 30, 2010, we also recognized current federal tax benefits of $0.1 and $0.1 million due to realized net losses on the U.S. Treasuries and derivative instruments we hold in our TRS.

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

The table below summarizes certain characteristics of our Agency available-for-sale securities at June 30, 2010:

	Principal/ Current Face	Net (Discount)/ Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities
Fixed	$305,385,785	$19,402,912	$324,788,697	$4,639,763	$(84,753)	$329,343,707	5.52%	$106.49
Hybrid/ARM	279,539,902	13,337,399	292,877,301	1,578,676	(51,900)	294,404,077	4.21%	$104.89
Total P&I Securities	$584,925,687	$32,740,311	$617,665,998	$6,218,439	$(136,653)	$623,747,784	4.90%	$105.74
Interest-only securities
Fixed	122,047,205	(109,163,791)	12,883,414	74,389	(2,706,631)	10,251,172	5.57%	$12.13
Hybrid/ARM	64,406,704	(60,795,648)	3,611,056	162,772	—	3,773,828	1.06%	$5.64
Total	$771,379,596	$(137,219,128)	$634,160,468	$6,455,600	$(2,843,284)	$637,772,784

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS principal and interest securities owned by us as of June 30, 2010, on an annualized basis, was 12.5%.

The following table summarizes months to re-set characteristics for our floating or adjustable rate Agency RMBS mortgage portfolio at June 30, 2010:

Carrying Value
0 – 12 months	$238,372,354
13 – 36 months	18,328,421
37 – 60 months	11,966,588
Greater than 60 months	29,510,541
Total	$298,177,904

Non-Agency RMBS

Our non-Agency RMBS portfolio is comprised of senior and mezzanine tranches of mortgage-backed securities. The following table provides investment information on our non-Agency RMBS as of June 30, 2010:

	Principal/ Current Face	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Senior	$300,550,948	$(65,359,645)	$(75,614,191)	$159,577,112	$2,372,458	$(4,540,310)	$157,409,260
Mezzanine	81,109,003	(22,923,610)	(21,010,060)	37,175,333	1,809,455	(1,719,377)	37,265,411
Total	$381,659,951	$(88,283,255)	$(96,624,251)	$196,752,445	$4,181,913	$(6,259,687)	$194,674,671

The following tables present certain information detailed by investment type and their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at June 30, 2010:

	Non-Agency Principal and Interest (P&I) RMBS Characteristics
	Senior Bonds	Mezzanine Bonds	Total P&I Bonds
Carrying Value	$157,015,785	$37,265,411	$194,281,196
% of Non-Agency Portfolio	80.8%	19.2%	100.0%
Average Price	$61.01	$51.74	$59.23
Average Coupon	3.4%	1.7%	3.1%
Average Fixed Coupon	5.6%	5.9%	5.6%
Average Floating Coupon	1.9%	0.9%	1.6%
Average Hybrid Coupon	4.6%	5.5%	4.8%
Collateral Attributes
Avg Loan Age (months)	53	59	55
Avg Original Loan-to-Value	76%	75%	76%
Avg Original FICO(1)	673	685	675
Current Performance
60+ day delinquencies	35%	33%	35%
Average Credit Enhancement(2)	18%	24%	19%
3-Month CPR(3)	12.7%	13.8%	12.9%

(1)	FICO represents a mortgage industry accepted credit score of a borrower, which was developed by Fair Isaac Corporation.
(2)	Average credit enhancement remaining on our non-Agency RMBS portfolio, which is the average amount of protection available to absorb future credit losses due to defaults on the underlying collateral.
(3)	3-Month CPR is reflective of the prepayment speed on the underlying securitization; however, it does not necessarily indicate the proceeds received on our investment tranche. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

	Non-Agency RMBS Characteristics
	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Prime	$8,606,454	5.5%	$4,902,237	13.1%	$13,508,691	6.9%
Alt-A	55,662,239	35.5%	11,145,333	29.9%	66,807,572	34.4%
POA	30,377,198	19.3%	10,945,341	29.4%	41,322,539	21.3%
Subprime	62,369,894	39.7%	10,272,500	27.6%	72,642,394	37.4%
	$157,015,785	100.0%	$37,265,411	100.0%	$194,281,196	100.0%

	Non-Agency RMBS Characteristics
	Senior Bonds		Mezzanine Bonds		Total Bonds
Coupon Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$62,624,887	39.9%	$4,898,608	13.1%	$67,523,495	34.8%
Hybrid or Floating	94,390,898	60.1%	32,366,803	86.9%	126,757,701	65.2%
	$157,015,785	100.0%	$37,265,411	100.0%	$194,281,196	100.0%

	Non-Agency RMBS Characteristics
	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Origination Year	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
2006+	$91,879,119	58.5%	$11,527,472	30.9%	$103,406,591	53.2%
2002 – 2005	64,605,336	41.2%	25,537,589	68.5%	90,142,925	46.4%
Pre-2002	531,330	0.3%	200,350	0.6%	731,680	0.4%
	$157,015,785	100.0%	$37,265,411	100.0%	$194,281,196	100.0%

Repurchase Agreements

Our borrowings consist entirely of repurchase agreements collateralized by our pledge of AFS securities, derivative instruments and certain cash balances. All of our Agency RMBS are currently pledged as collateral, however, only a portion of our non-Agency RMBS has been pledged and, as of June 30, 2010, our debt-to-equity ratio was 3.8:1.0. Our leverage ratio includes the debt collateralized by our U.S. Treasuries and Agency derivatives. Our debt-to-equity ratio for RMBS and Agency derivatives only was 3.2:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.

As of June 30, 2010, the term to maturity of our borrowings ranged from seven days to over four months. The weighted average original term to maturity of our borrowings collateralized by RMBS was 51 days at June 30, 2010. At June 30, 2010, the weighted average cost of funds for all our repurchase agreements was 0.56%.

	June 30, 2010		December 31, 2009
	Amount Outstanding	Weighted Average	Amount Outstanding	Weighted Average
U.S. treasuries	$144,275,000	0.21%	$—	—
Agency RMBS	603,108,942	0.40%	395,641,510	0.37%
Non-Agency RMBS	97,147,687	1.95%	16,251,000	1.94%
Agency derivatives	21,746,545	1.07%	—	—
Total	$866,278,174	0.56%	$411,892,510	0.43%

Equity

As of June 30, 2010, our stockholders’ equity was $227.4 million and our diluted book value per share was $8.70. As of March 31, 2010, our stockholders’ equity was $125.8 million and our diluted book value per share was $9.38.

The following table provides details of our changes in stockholders’ equity from March 31, 2010 to June 30, 2010:

(dollars in thousands, except per share amounts)	Book Value	Book Value per Diluted Share(2)
Stockholders’ equity at March 31, 2010	$125,756	$9.38
Net proceeds from common stock issuance	106,826	(0.46)
GAAP net income:
Core earnings, net of tax(1)	5,764	0.22
Realized gains and losses, net of tax	1,066	0.04
Unrealized mark-to-market gains and losses, net of tax	(2,741)	(0.10)
Other comprehensive income, net of tax	(728)	(0.03)
Dividend declaration	(8,622)	(0.33)
Other	32	(0.02)
Stockholders’ equity at June 30, 2010	$227,353	$8.70

(1)	Core earnings is a non-GAAP measure that the Company defines as net income, excluding impairment losses, gains or losses on sales of securities, unrealized gains or losses on interest rate swaps, gains or losses on other derivative instruments and certain non-recurring expenses.
(2)	Diluted shares outstanding at end of period are used as denominator in change in book value per share calculation.

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

As of June 30, 2010, we held $71.4 million in cash and cash equivalents and $20.8 million in due from counterparties available to support our operations, $1.0 billion of AFS and derivative assets held at fair value, and $866.3 million of outstanding debt in the form of repurchase agreements. As of June 30, 2010, our debt-to-equity ratio was 3.8:1.0. During the three months ended June 30, 2010, our leverage ratio increased from 3.6:1.0 to 3.8:1.0, including monies borrowed to finance our investment in U.S. Treasuries. The leverage ratio funding our RMBS and Agency derivatives decreased from 3.6:1:0 to 3.2:1.0 as we continue to invest our funds raised in the capital offering completed in late April 2010. As of June 30, 2010, we had approximately $41.0 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity of approximately $24.6 million. If borrowing rates and collateral requirements change in 2010, we believe we are positioned to adjust to higher interest rates with less earnings volatility than a more leveraged organization.

We expect ongoing sources of financing to be primarily repurchase agreements and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. We may deploy, on a debt-to-equity basis, up to ten times leverage on our Agency RMBS assets. We also deploy some leverage on our non-Agency RMBS assets utilizing repurchase agreements as the source of financing. Also, we may increase our use of leverage for non-Agency RMBS in conjunction with financings that may be available under programs established by the U.S. Government. However, as of the date of this report, the government has suspended its former plans to expand the TALF to include RMBS and the PPIP Legacy Loans Program is not available to us at this time.

We have master repurchase agreements in place with twelve counterparties and continue to evaluate further counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our counterparties (lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of repurchase agreements.

	June 30, 2010	December 31, 2009
Available-for-sale securities, at fair value	$934,149,813	$444,833,063
Restricted cash	2,462,669	913,048
Due from counterparties	4,905,331	1,736,952
Derivative assets, at fair value	30,549,308	—
Total	$972,067,121	$447,483,063

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

The following table provides the maturities of our repurchase agreements as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
Within 30 days	$178,564,075		$207,050,239
30 to 59 days	176,313,848		—
60 to 89 days	78,408,232		—
90 to 119 days	98,231,625		—
Over 120 days	190,485,394		204,842,271
Open maturity	144,275,000	(1)	—
Total	$866,278,174		$411,892,510

(1)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

For the three months ended June 30, 2010, our unrestricted cash balance increased from $25.4 million to $71.4 million. The cash movements can be summarized by the following:

•	Cash flows from operating activities. For the three months ended June 30, 2010, operating activities decreased our cash balances by approximately $18.3 million, primarily driven by our decrease in leverage ratio and requirement to fund margin deposits to support our increased AFS and derivative trading activity.
•	Cash flows from investing activities. For the three months ended June 30, 2010, investing activities reduced our cash balances by approximately $454.0 million. The reduction was driven by the increase in our RMBS portfolio in the quarter as we deployed the capital from our common stock offering.
•	Cash flows from financing activities. For the three months ended June 30, 2010, financing activities increased our cash balance by approximately $518.3 million, resulting from the net borrowings under repurchase agreements to fund our AFS portfolio as well as the net proceeds of $106.8 million obtained from our common stock offering.

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

We utilize U.S. Treasuries and interest-only securities as well as derivative financial instruments, currently limited to interest rate swaps and TBAs, as of June 30, 2010, to hedge the interest rate risk associated with our portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We rely on PRCM Advisers LLC’s expertise to manage these risks on our behalf. We implement part of our hedging strategy through Capitol, our TRS, which is subject to U.S. federal, state and, if applicable, local income tax.

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

The following table provides the indices of our variable rate assets as of June 30, 2010, based on total notional amount of bonds.

Index Type	Floating	Hybrid*	Total	Index Percentage
CMT	$223,158,735	$1,500,988	$224,659,723	53%
LIBOR	167,813,834	2,860,616	170,674,450	40%
Other**	29,994,908	—	29,994,908	7%
Total	$420,967,477	$4,361,604	$425,329,081	100%

*	Hybrid amounts reflect those assets with greater than 12 months to reset.
**	Other — includes COFI, MTA and other indices.

Our analysis of risks is based on PRCM Advisers LLC and its affiliates’ experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM Advisers LLC may produce results that differ significantly from the estimates and assumptions used in our models.

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at June 30, 2010.

All changes in value are measured as the change from the June 30, 2010 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities, at fair value	$5,413,134	$1,586,094	$(10,009,131)	$(17,984,986)
As a % of June 30, 2010 equity	2.4%	0.7%	-4.4%	-7.9%
Derivatives, at fair value, net	$(5,394,233)	$(499,452)	$6,093,600	$7,652,858
As a % of June 30, 2010 equity	-2.4%	-0.2%	2.7%	3.3%
Repurchase Agreements	$(893,615)	$(873,636)	$765,767	$1,531,535
As a % of June 30, 2010 equity	-0.4%	-0.4%	0.3%	0.7%
Total Net Assets	$(874,714)	$213,006	$(3,149,764)	$(8,800,593)
As a % of June 30, 2010 total assets	-0.1%	0.0%	-0.3%	-0.8%
As a % of June 30, 2010 equity	-0.4%	0.1%	-1.4%	-3.9%

	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$1,425,695	$712,848	$(1,165,225)	$(2,330,450)
% change in net interest income	3.5%	1.7%	-2.8%	-5.7%

The AFS securities, at fair value, included in the interest rate sensitivity table “change in value of financial position” were limited to Agency RMBS. Due to our non-Agency RMBS’s significantly discounted prices and underlying credit risks, we believe our non-Agency RMBS’s valuation is inherently de-sensitized to changes in interest rates. As such, we cannot project the impact to these financial instruments and have excluded these RMBS from the interest rate sensitivity analysis. These non-Agency RMBS have been included in the “change in annualized net interest income” analysis.

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2010. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

The interest rate sensitivity table quantifies the potential changes in net interest income and portfolio value, which includes the value of swaps and our other derivatives, should interest rates immediately change. The interest rate sensitivity table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. The cash flows associated with the portfolio of RMBS for each rate change are calculated based on assumptions, including prepayment speeds, yield on future acquisitions, slope of the yield curve and size of the portfolio. Assumptions made on the interest rate sensitive liabilities, which are assumed to relate to repurchase agreements, including anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.

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

Given the low interest rates at June 30, 2010, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only bonds purchased at a premium, and accretion of discount on our non-Agency bonds purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 14, 2010, Two Harbors granted 36,463 shares of restricted common stock to its independent directors pursuant to Two Harbors’ 2009 equity incentive plan. The estimated fair value of these awards was $8.57 per share, based on the closing price of our common stock on the NYSE Amex on such date. The grants will vest in three annual installments commencing on the date of the grant, as long as such director is serving as a board member on the vesting date. Such grants were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

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

TWO HARBORS INVESTMENT CORP.
Dated: August 5, 2010	By: /s/ Thomas Siering Thomas Siering Chief Executive Officer, President and Director (principal executive officer)
Dated: August 5, 2010	By: /s/ Jeffrey Stolt Jeffrey Stolt Chief Financial Officer and Treasurer (principal accounting and financial officer)

Exhibit number	Exhibit description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.