Form 10-Q
period 2010-09-30
Two Harbors Investment Corp.
filed 2010-11-09
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2010
Commission File Number 001-34506
______________________________
TWO HARBORS INVESTMENT CORP.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-0312904
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

601 Carlson Parkway, Suite 330 Minnetonka, Minnesota	55305
(Address of Principal Executive Offices)	(Zip Code)
(612) 238-3300
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of November 9, 2010 there were 26,074,977 shares of outstanding common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Available-for-sale securities, at fair value	$1,075,848,190	$494,464,867
Cash and cash equivalents	66,199,207	26,104,880
Total earning assets	1,142,047,397	520,569,747
Restricted cash	27,726,833	8,913,048
Accrued interest receivable	4,250,987	2,579,695
Due from counterparties	15,855,953	4,877,463
Derivative assets, at fair value	21,076,630	363,666
Prepaid expenses	139,374	571,584
Deferred tax assets	1,038,195	—
Prepaid tax asset	89,786	490,206
Total Assets	$1,212,225,155	$538,365,409
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$942,993,237	$411,892,510
Derivative liabilities, at fair value	15,267,391	—
Accrued interest payable	639,888	113,788
Deferred tax liabilities	—	123,646
Accrued expenses and other liabilities	1,782,319	1,030,342
Dividends payable	10,189,223	3,484,356
Total liabilities	970,872,058	416,644,642
Stockholders’ Equity
Preferred stock, par value $0.01per share; 50,000,000 shares authorized; no shares issued and oustanding	—	—
Common stock, par value $0.01per share; 450,000,000 shares authorized and 26,067,590 and 13,379,209 shares issued and outstanding, respectively	260,676	133,792
Additional paid-in capital	238,600,833	131,756,484
Accumulated other comprehensive income (loss)	16,051,689	(949,728)
Cumulative earnings (losses)	13,559,620	(5,735,425)
Cumulative distributions to stockholders	(27,119,721)	(3,484,356)
Total stockholders’ equity	241,353,097	121,720,767
Total Liabilities and Stockholders’ Equity	$1,212,225,155	$538,365,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(unaudited)
Interest income:
Available-for-sale securities	$11,822,593	$—	$27,063,828	$—
Trading securities	15,512	—	15,512	—
Cash and cash equivalents	26,860	890	69,840	56,322
Total interest income	11,864,965	890	27,149,180	56,322
Interest expense	1,395,436	—	2,776,888	—
Net interest income	10,469,529	890	24,372,292	56,322
Other income:
Gain on sale of investment securities, net	2,577,007	—	4,607,525	—
Loss on interest rate swap agreements	(4,435,641)	—	(10,036,834)	—
Gain on other derivative instruments	3,098,032	—	4,197,061	—
Total other income	1,239,398	—	(1,232,248)	—
Expenses:
Management fees	862,467	—	2,067,776	—
General and administrative	794,209	600,807	2,187,972	911,310
Directors and officers' insurance	91,167	38,000	330,175	94,894
Professional fees	327,156	401,493	813,718	1,740,205
Total expenses	2,074,999	1,040,300	5,399,641	2,746,409
Net income (loss) before income taxes	9,633,928	(1,039,410)	17,740,403	(2,690,087)
Benefit from income taxes	245,879	119,483	1,554,642	366,268
Net income (loss)	9,879,807	(919,927)	19,295,045	(2,323,819)
Accretion of trust account income relating to common stock subject to possible conversion	—	(24,723)	—	(92,872)
Net income (loss) attributable to common stockholders	$9,879,807	$(944,650)	$19,295,045	$(2,416,691)
Basic earnings (loss) per weighted average common share	$0.38	$(0.04)	$0.93	$(0.10)
Diluted earnings (loss) per weighted average common share	$0.38	$(0.04)	$0.93	$(0.10)
Dividends declared per common share	$0.39	$—	$1.08	$—
Weighted average number of shares of common stock:
Basic	26,067,590	24,936,558	20,654,958	24,936,558
Diluted	26,126,212	24,936,558	20,691,461	24,936,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings (Losses)	Cumulative Distributions to Stockholders	Total Stockholders' Equity
				(unaudited)
Balance, January 1, 2009	32,811,257	$2,494	$181,150,291	$—	$3,009,106	$—	$184,161,891
Initial capital issuance and contribution from formation of Two Harbors Investment Corp.	1,000	10	990	—	—	—	1,000
Accretion of trust account income relating to common stock subject to possible conversion	—	—	(92,872)	—	—	—	(92,872)
Net loss	—	—	—	—	(2,323,819)	—	(2,323,819)
Balance, September 30, 2009	32,812,257	$2,504	$181,058,409	$—	$685,287	$—	$181,746,200

Balance, January 1, 2010	13,379,209	$133,792	$131,756,484	$(949,728)	$(5,735,425)	$(3,484,356)	$121,720,767
Net income	—	—	—	—	19,295,045	—	19,295,045
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	17,001,417	—	—	17,001,417
Total other comprehensive income	—	—	—	17,001,417	—	—	—
Total comprehensive income							36,296,462
Net proceeds from issuance of common stock, net of offering costs	12,688,381	126,884	106,699,206	—	—	—	106,826,090
Common dividends declared	—	—	—	—	—	(23,635,365)	(23,635,365)
Non-cash equity award compensation	—	—	145,143	—	—	—	145,143
Balance, September 30, 2010	26,067,590	$260,676	$238,600,833	$16,051,689	$13,559,620	$(27,119,721)	$241,353,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$19,295,045	$(2,323,819)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on RMBS, net	1,986,641	—
Gain on sale of investment securities, net	(4,607,525)	—
Unrealized loss on other derivative instruments	4,332,203	—
Loss on termination of swaps	2,485,710	—
Equity based compensation expense	145,143	—
Net change in:
Increase in accrued interest receivable	(1,671,292)	—
Increase in deferred income taxes	(1,161,841)	—
Increase in due from counterparties	(10,978,490)	—
Decrease (increase) in prepaid tax asset	400,420	(366,268)
Decrease in prepaid expenses	432,210	15,413
Increase in accrued interest payable	526,100	—
Increase in accrued expenses and other liabilities	751,977	980,188
Net cash provided by (used) in operating activities	11,936,301	(1,694,486)
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(888,466,246)	—
Proceeds from sales of available-for-sale securities	247,857,666	—
Principal payments on available-for-sale securities	78,520,085	—
Purchases of other derivative instruments	(38,895,673)	—
Proceeds from sales of other derivative instruments	26,632,187	—
Purchases of trading securities	(58,188,621)	—
Proceeds from sales of trading securities	58,516,094	—
Net (increase) decrease in restricted cash	(18,813,785)	56,692
Decrease in cash held in trust account, interest and dividend income available for working capital and taxes	—	112,630
Net cash (used in) provided by investing activities	(592,838,293)	169,322
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	3,043,458,110	—
Principal payments on repurchase agreements	(2,512,357,383)	—
Proceeds from issuance of common stock, net of offering costs	106,826,090	1,000
Dividends paid on common stock	(16,930,498)	—
Net cash provided by financing activities	620,996,319	1,000
Net increase (decrease) in cash and cash equivalents	40,094,327	(1,524,164)
Cash and cash equivalents at beginning of period	26,104,880	2,778,143
Cash and cash equivalents at end of period	$66,199,207	$1,253,979
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,250,788	$—
Cash paid (received) for taxes	$(496,650)	$—
Non-Cash Financing Activity:
Dividends declared but not paid at end of period	$10,189,223	$—
Accretion of trust account income relating to common stock subject to conversion	$—	$(92,872)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements

Note 1. Organization and Operations
Two Harbors Investment Corp., or the Company, is a Maryland corporation formed to invest primarily in residential mortgage-backed securities, or RMBS. The Company is externally managed and advised by PRCM Advisers LLC, a subsidiary of Pine River Capital Management L.P., or Pine River, a global multi-strategy asset management firm. The Company's common stock and warrants are listed on the NYSE Amex under the symbols “TWO” and “TWO.WS,” respectively.
The Company has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with its initial taxable period ended December 31, 2009. As long as the Company continues to comply with a number of requirements under federal tax law and maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income tax to the extent that the Company distributes its taxable income to its stockholders on an annual basis and does not engage in prohibited transactions.

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim financial statements are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2010 and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2010 should not be construed as indicative of the results to be expected for the full year.
The condensed consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make a number of significant estimates and assumptions. These estimates include estimates of fair value of certain assets and liabilities, amount and timing of credit losses, prepayment rates, the period of time during which the Company anticipates an increase in the fair values of real estate securities sufficient to recover unrealized losses in those securities, and other estimates that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes due to supply and demand, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. The Company's estimates are inherently subjective in nature and actual results could differ from its estimates and the differences may be material.
The condensed consolidated financial statements of the Company include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.
Recently Issued and/or Adopted Accounting Standards
Broad Transactions
Fair Value Measurements and Disclosures (Accounting Standards Codification “ASC 820”).   On January 21, 2010, the FASB issued an accounting standard update, or ASU, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which provides guidance on how investment assets and liabilities are to be valued and disclosed. Specifically, the amendment requires reporting entities to disclose: (i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements, for Level 2 or Level 3 positions, (ii) transfers between all levels (including Level 1 and Level 2) on a gross basis (i.e., transfers out are disclosed separately from transfers in) as well as the reason(s) for the transfer and (iii) purchases, sales, issuances and settlements on a gross basis in the Level 3 rollforward, rather than as one net number. The effective date of the amendment

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

is for interim and annual periods beginning after December 15, 2009; however, the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis will be effective for interim and annual periods beginning after December 15, 2010. The impact of adopting this ASU will not have a material impact on the Company's consolidated financial condition or results of operations.

Note 3. Available-for-Sale Securities, at Fair Value
The following table presents the Company's available-for-sale, or AFS, investment securities by collateral type, which were carried at their fair value:

	September 30, 2010	December 31, 2009
U.S. Treasuries	$145,872,266	$—
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	355,058,195	255,669,015
Federal National Mortgage Association	259,370,762	155,729,386
Government National Mortgage Association	41,387,660	6,421,615
Non-agency	274,159,307	76,644,851
Total mortgage-backed securities	929,975,924	494,464,867
Total	$1,075,848,190	$494,464,867

At September 30, 2010 and December 31, 2009, the Company pledged investment securities with a carrying value of $1.0 billion and $0.4 billion, respectively, as collateral for repurchase agreements. See Note 9 -  Repurchase Agreements.
At September 30, 2010 and December 31, 2009, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and therefore classified as derivatives.
At September 30, 2010, the U.S. Treasuries held by the Company mature within a 1 to 5 year period.
The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of September 30, 2010 and December 31, 2009:

	September 30, 2010
	U.S. Treasuries	Agency	Non-Agency	Total
Face Value	$145,000,000	$834,764,464	$514,815,630	$1,494,580,094
Unamortized premium	—	35,187,444	—	35,187,444
Unamortized discount
Designated credit reserve	—	—	(135,339,023)	(135,339,023)
Net, unamortized	—	(219,350,195)	(115,578,406)	(334,928,601)
Amortized Cost	145,000,000	650,601,713	263,898,201	1,059,499,914
Gross unrealized gains	872,266	9,863,796	12,899,764	23,635,826
Gross unrealized losses	—	(4,648,892)	(2,638,658)	(7,287,550)
Carrying Value	$145,872,266	$655,816,617	$274,159,307	$1,075,848,190

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

	December 31, 2009
	Agency	Non-Agency	Total
Face Value	$534,878,857	$166,580,309	$701,459,166
Unamortized premium	18,535,106	—	18,535,106
Unamortized discount
Designated credit reserve	—	(50,186,623)	(50,186,623)
Net, unamortized	(133,343,316)	(41,049,738)	(174,393,054)
Amortized Cost	420,070,647	75,343,948	495,414,595
Gross unrealized gains	1,081,947	2,020,339	3,102,286
Gross unrealized losses	(3,332,578)	(719,436)	(4,052,014)
Carrying Value	$417,820,016	$76,644,851	$494,464,867

The following tables present the carrying value of the Company's AFS investment securities by rate type as of September 30, 2010 and December 31, 2009:

	September 30, 2010
	U.S. Treasuries	Agency	Non-Agency	Total
Adjustable Rate	$—	$283,663,429	$190,494,887	$474,158,316
Fixed Rate	145,872,266	372,153,188	83,664,420	601,689,874
Total	$145,872,266	$655,816,617	$274,159,307	$1,075,848,190

	December 31, 2009
	Agency	Non-Agency	Total
Adjustable Rate	$305,441,270	$34,848,759	$340,290,029
Fixed Rate	112,378,746	41,796,092	154,174,838
Total	$417,820,016	$76,644,851	$494,464,867

When the Company purchases a credit-sensitive AFS security at a significant discount to its face value, the Company often does not amortize into income a significant portion of this discount that the Company is entitled to earn because it does not expect to collect it due to the inherent credit risk of the security. The Company may also record an other-than-temporary impairment, or OTTI, for a portion of its investment in the security to the extent the Company believes that principal losses will exceed the discount. The amount of principal that the Company does not amortize into income is designated as a credit reserve on the security, with net unamortized discounts or premiums amortized into income over time using the interest method in accordance with ASC 320.
The following table presents the changes for the nine months ended September 30, 2010, of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	Designated credit reserve	Unamortized net discount	Total
Beginning balance at January 1, 2010	$(50,186,623)	$(41,049,738)	$(91,236,361)
Acquisitions	(105,896,925)	(98,264,486)	(204,161,411)
Accretion of net discount	—	6,654,440	6,654,440
Realized credit losses	1,408,814	7,838	1,416,652
Transfers (to) from	705,422	(705,422)	—
Sales, calls, other	18,630,289	17,778,962	36,409,251
Ending balance at September 30, 2010	$(135,339,023)	$(115,578,406)	$(250,917,429)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

The following table presents the components comprising the carrying value of AFS securities that were in an unrealized loss position and not deemed to be other than temporarily impaired as of September 30, 2010 and December 31, 2009.

	Unrealized Loss Position for:
	Less than 12 Months
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
September 30, 2010	$167,174,394	$(7,287,550)	$159,886,844
December 31, 2009	$417,008,390	$(4,052,014)	$412,956,376

At September 30, 2010, the Company held 281 AFS securities, of which 67 were in an unrealized loss position. At December 31, 2009, the Company held 112 AFS securities, of which 61 were in an unrealized loss position. There were no unrealized loss positions for twelve consecutive months or longer due to the Company beginning its operations in the fourth quarter of 2009.
Evaluating AFS Securities for Other-than-Temporary Impairments
In 2009, the Company adopted the provisions of ASC 320 to evaluate AFS securities for OTTI. This evaluation requires us to determine whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. For the three and nine months ended September 30, 2010, the Company did not recognize any OTTIs on AFS securities in the Company's condensed consolidated statements of income (loss).
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain on sale of investment securities, net in the Company's condensed consolidated statements of income (loss). For the three and nine months ended September 30, 2010, the Company sold AFS securities for $71.7 and $247.9 million with an amortized cost of $69.5 and $243.6 million, for a net realized gain of $2.2 and $4.3 million respectively, which included sales of U.S. Treasuries with an amortized cost of $0.0 and $150.8 million for the three and nine months ended September 30, 2010, respectively.
The following table presents the gross realized gains and losses on sales of AFS securities for the three and nine months ended September 30, 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Gross realized gains	$2,275,924	$—	$4,582,197	$—
Gross realized losses	(26,903)	—	(302,658)	—
Total realized gains (losses) on sales, net	$2,249,021	$—	$4,279,539	$—

Note 4. Trading Securities, at Fair Value

During the three and nine months ended September 30, 2010, the Company acquired and sold a limited number of U.S. Treasuries in its taxable REIT subsidiary and classified these securities as trading instruments due to its short-term investment objectives. As of September 30, 2010 and December 31, 2009, the Company did not hold any U.S. Treasuries classified as trading securities.

For the three and nine months ended September 30, 2010, the Company sold trading securities with an amortized cost of $58.2 million resulting in realized gains of $0.3 million on the sale of these investment securities. The realized gains are recorded as a component of gains on sale of investment securities, net in the Company's condensed consolidated statement of income (loss).

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

Note 5. Restricted Cash
The following table presents the Company's restricted cash balances and the purposes of the balances:

	September 30, 2010	December 31, 2009
Restricted cash balances held by:
Broker counterparties for securities trading activity	$9,000,000	$8,000,000
Broker counterparties for derivative trading activity	8,682,511	—
Repurchase counterparties as restricted collateral	10,044,322	913,048
Total	$27,726,833	$8,913,048

As of September 30, 2010 and December 31, 2009, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts.

Note 6. Accrued Interest Receivable
The following table presents the Company's accrued interest receivable by collateral type:

	September 30, 2010	December 31, 2009
Accrued Interest Receivable:
U.S. Treasuries	$365,471	$—
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	1,531,012	1,227,847
Federal National Mortgage Association	1,145,786	808,648
Government National Mortgage Association	369,336	128,469
Non-agency	839,382	414,731
Total mortgage-backed securities	3,885,516	2,579,695
Total	$4,250,987	$2,579,695

Note 7. Derivative Instruments and Hedging Activities
The Company expects to enter into a variety of derivative and non-derivative instruments in connection with its risk management activities. The Company's primary objective for executing these derivatives and non-derivative instruments is to mitigate the Company's economic exposure to future events that are outside its control. The Company's derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company may, at times, enter into various forward contracts including short securities, agency to-be-announced securities, or TBAs, options, futures, swaps and caps. In executing on the Company's current risk management strategy, the Company has entered into interest rate swap agreements and TBA positions. The Company has also entered into a number of non-derivative instruments to manage interest rate risk, principally U.S. Treasuries and Agency interest-only securities.
The following summarizes the Company's significant asset and liability classes, the risk exposure for these classes, and the Company's risk management activities used to mitigate certain of these risks. The discussion includes both derivative and non-derivative instruments used as part of these risk management activities. While the Company uses non-derivative and derivative instruments to achieve the Company's risk management activities, it is possible that these instruments will not effectively mitigate all or a substantial portion of the Company's market rate risk. In addition, the Company might elect, at times, not to enter into certain hedging arrangements in order to maintain compliance with REIT requirements.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

Interest Rate Sensitive Assets/Liabilities
Available-for-sale Securities  - The Company's RMBS investment securities are generally subject to change in value when mortgage rates decline or increase, depending on the type of investment. Rising mortgage rates generally result in an increase in slowing of refinancing activity, which slows prepayments and results in a decline in the expected value of the Company's fixed-rate agency pools. To mitigate the impact of this risk, the Company maintains a portfolio of financial instruments, primarily fixed-rate interest-only securities, which increase in value when interest rates increase. In addition, the Company has initiated a limited number of TBA positions to further mitigate its exposure to increased prepayment speeds. The primary objective is to minimize the overall risk of loss in the value of the investment securities due to the change in fair value caused by interest rate changes and their interrelated impact on prepayments.
As of September 30, 2010 and December 31, 2009, the Company had outstanding fair value of $7.5 million and $16.5 million, respectively, of interest-only securities in place to economically hedge its investment securities. These interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets. In addition, the Company holds $290.0 and $300.0 million of long and short notional TBA positions, respectively, as of September 30, 2010. The Company discloses these on a net basis in accordance with master netting arrangements resulting in a net fair market value of negative $9.1 million as of September 30, 2010, which are included in derivative liabilities, at fair value, in the condensed consolidated balance sheet.
Repurchase Agreements  - The Company monitors its repurchase agreements, which are generally floating rate debt, in relationship to the rate profile of its investment securities. When it is cost effective to do so, the Company may enter into interest rate swap arrangements to align the interest rate composition of its investment securities and debt portfolios, specifically repurchase agreements with maturities of less than 6 months. Typically, the significant terms of the interest rate swaps match the terms of the underlying debt, resulting in an effective conversion of the rate of the related repurchase agreement from floating to fixed.
As of September 30, 2010 and December 31, 2009, the Company had the following outstanding interest rate swaps that were utilized as economic hedges of interest rate risk associated with the Company's short-term repurchase agreements:

		Notional Amounts
Maturity Date	Fixed Interest Rate in Contract	September 30, 2010	December 31, 2009
12/15/2011	1.168%	100,000,000	100,000,000
1/11/2013	1.965%	50,000,000	—
8/31/2013	0.900%	50,000,000	—
8/31/2015	1.523%	50,000,000	—
9/22/2015	1.690%	25,000,000	—
	Total	275,000,000	100,000,000

The Company has also entered into interest rate derivatives in combination with U.S. Treasuries to economically hedge funding cost risk. As of September 30, 2010, the Company holds $145.9 million in fair value of U.S. Treasuries and the following outstanding interest rate swaps:

		Notional Amounts
Maturity Date	Fixed Interest Rate in Contract	September 30, 2010	December 31, 2009
5/27/2012	1.28%	150,000,000	—

All of the Company's interest rate swap contracts receive interest at a 1-month or 3-month LIBOR rate.
The Company has not applied hedge accounting to its current derivative portfolio held to mitigate the interest rate risk associated with its debt portfolio. As a result, the Company is subject to volatility in its earnings due to movement in the unrealized gains and losses associated with its interest rate swaps and its other derivative instruments.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

Foreign Currency Risk
In compliance with the Company's REIT requirements, the Company does not have exposure to foreign denominated assets or liabilities. As such, the Company is not subject to foreign currency risk.

Non-Risk Management Activities
The Company has entered into certain financial instruments that are considered derivative contracts under ASC 815 that are not for purposes of hedging. These contracts are currently limited to inverse interest-only residential mortgage securities. These securities with a carrying value of $21.1 million are accounted for as derivative financial instruments in the condensed consolidated financial statements.
The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of September 30, 2010:

September 30, 2010
Face Value	$157,117,215
Unamortized premium	—
Unamortized discount
Designated credit reserve	—
Net, unamortized	(137,075,800)
Amortized Cost	20,041,415
Gross unrealized gains	1,169,237
Gross unrealized losses	(452,504)
Carrying Value	$20,758,148

The Company did not hold any inverse interest-only securities as of December 31, 2009.

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
For non-Agency investment securities, the Company currently does not believe it is cost effective or beneficial to the Company's REIT status to hedge credit risk with derivative instruments and, accordingly, the Company does not hold derivative instruments to specifically hedge credit risk. However, the Company has processes and controls in place to monitor, analyze, manage and mitigate its credit risk with respect to non-Agency RMBS. The Company may at times in the future enter into credit default swaps or other derivative instruments to mitigate credit risk.
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of September 30, 2010, the fair value of derivative financial instruments as an asset and liability position was $21.1 and $15.3 million, respectively.
The Company mitigates the credit risk exposure on derivative financial instruments by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines, and the Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties. The agreements

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. The Company has not received cash deposits from counterparties as of September 30, 2010. The Company has placed cash deposits of $13.2 million as of September 30, 2010 in accounts maintained by counterparties, of which the amounts are classified as restricted cash or due from counterparties on the condensed consolidated balance sheet.
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

Balance Sheet Presentation
The following table represents the gross fair value and notional amounts of the Company's derivative financial instruments treated as trading instruments as of September 30, 2010 and December 31, 2009.

	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
September 30, 2010	$21,076,630	$157,435,696	$15,267,391	$435,000,000
December 31, 2009	$363,666	$100,000,000	$—	$—

The following table provides the average monthly outstanding notional amounts of the Company's derivative financial instruments treated as trading instruments for the three and nine months ended September 30, 2010.

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
Trading instruments	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Inverse interest-only securities	202,954,149	—	124,655,206	—
TBAs	80,597,826	111,902,174	32,580,228	46,842,849
Interest rate swap agreements	—	402,445,652	—	276,648,352
Short treasuries	—	—	—	1,849,817

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

Income Statement Presentation
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statement of income on its derivative instruments.

Trading Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives		Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Risk Management Instruments
Interest Rate Contracts
Investment securities - RMBS	Gain on other derivative instruments	$1,214,213	$—	$1,631,121	$—
Investment securities - U.S. Treasuries	Loss on interest rate swap agreements	(1,251,178)	—	(2,299,275)	—
Repurchase agreements	Loss on interest rate swap agreements	(3,184,463)	—	(7,737,559)	—
Non-Risk Management Instruments	Gain on other derivative instruments	1,883,819	—	2,565,940	—
Total		$(1,337,609)	$—	$(5,839,773)	$—

During the three and nine months ended September 30, 2010, the Company terminated a notional swap position of $100.0 million. Upon settlement of the early termination, the Company paid $0.5 million in full settlement of its net interest spread liability and $2.5 million in realized losses on the swap, including an early termination penalty.

Note 8. Fair Value
Fair Value Measurements
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). Additionally, ASC 820 requires an entity to consider all aspects of nonperformance risk, including the entity's own credit standing, when measuring fair value of a liability.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

ASC 820 establishes a three level hierarchy to be used when measuring and disclosing fair value. An instrument's categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. Following is a description of the three levels:

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

Level 3
Unobservable inputs are supported by little or no market activity. The unobservable inputs represent management's best assumptions of how market participants would price the assets and liabilities. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.
Available-for-sale securities  - The Company holds a portfolio of available-for-sale securities that are carried at fair value in the condensed consolidated balance sheet. Available-for-sale securities are primarily comprised of U.S. Treasuries, Agency and non-Agency RMBS. The Company determines the fair value of its U.S. Treasuries and Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. In determining the fair value of its non-Agency RMBS, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its U.S. Treasuries as Level 1 fair value assets at September 30, 2010. The Company classified 100% of its RMBS available for sale securities reported at fair value as Level 2 at September 30, 2010. Available-for-sale securities account for 98.1% of all assets reported at fair value at September 30, 2010.
Derivative instruments  - The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps. The Company utilizes internally developed models that are widely accepted in the market to value their over-the-counter derivative contracts. The specific terms of the contract are entered into the model, as well as market observable inputs such as interest rate forward curves and interpolated volatility assumptions. As all significant inputs into these models are market observable, the Company classified 100% of the interest rate swaps reported at fair value as Level 2 at September 30, 2010.
The Company also enters into certain other derivative financial instruments, such as TBAs and inverse interest-only securities. These instruments are similar in form to the Company's AFS securities and the Company utilizes broker quotes to value these instruments. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at September 30, 2010. The Company reported 100% of its TBAs as Level 1 as of September 30, 2010.
The Company's Risk Management Committee governs trading activity relating to derivative instruments. The Company's policy is to minimize credit exposure related to financial derivatives used for hedging, by limiting the hedge counterparties to major banks, financial institutions, exchanges, and private investors who meet established capital and credit guidelines, as well as by limiting the amount of exposure to any individual counterparty.
The Company has netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association, or ISDA. Additionally, both the Company and the counterparty are required to post cash collateral based upon the net underlying market value of the Company's open positions with the counterparty. Posting of cash collateral typically occurs daily, subject to certain dollar thresholds. Due to the existence of netting arrangements, as well as frequent cash collateral posting at low posting thresholds, credit exposure to the Company and/or to the counterparty is considered materially mitigated and based on the Company's assessment, there is no requirement for any additional adjustment to derivative valuations specifically for credit.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

Recurring Fair Value
The following tables display the Company's assets and liabilities measured at fair value on a recurring basis. The Company often economically hedges the fair value change of its assets or liabilities with derivatives and other financial instruments. The table below displays the hedges separately from the hedged items, and therefore does not directly display the impact of the Company's risk management activities.

	Recurring Fair Value Measurements
	At September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$145,872,266	$929,975,924	$—	$1,075,848,190
Derivative assets	—	21,076,630	—	21,076,630
Total assets	$145,872,266	$951,052,554	$—	$1,096,924,820
Liabilities
Derivative liabilities	$9,093,880	$6,173,511	$—	$15,267,391
Total liabilities	$9,093,880	$6,173,511	$—	$15,267,391

The valuation of Level 3 instruments requires significant judgment by the third-party pricing providers and/or management. The third party pricing providers and/or management rely on inputs such as market price quotations from market makers (either market or indicative levels), original transaction price, recent transactions in the same or similar instruments and changes in financial ratios or cash flows to determine fair value. Level 3 instruments may also be discounted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by the third party pricing provider in the absence of market information. Assumptions used by the third party pricing provider due to lack of observable inputs may significantly impact the resulting fair value and therefore the Company's financial statements. The Company's valuation committee reviews all valuations that are based on pricing information received from a third party pricing provider. As part of this review, prices are compared against other pricing or input data points in the marketplace, along with internal valuation expertise, to ensure the pricing is reasonable. In addition, the Company performs back-testing of pricing information to validate price information and identify any pricing trends of a third party price provider.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

The table below presents the reconciliation for all of the Company's Level 3 assets and liabilities measured at fair value on a recurring basis. The Level 3 items presented below may be hedged by derivatives and other financial instruments that are classified as Level 1 or Level 2. Thus, the tables below do not fully reflect the impact of the Company's risk management activities.

	Level 3 Recurring Fair Value Measurements
	Three Months Ended September 30, 2010
		Total Net Gains/(Losses) Included in Net Income
	Beginning of Period Level 3 Fair Value	Realized Gains (Losses)	Unrealized Gains (Losses)	Other Comprehensive Income	Purchases, Sales and Settlements, Net	Net Transfers Into/(Out of) Level 3	End of Period Level 3 Fair Value
Assets
Available-for-sale securities	$—	$—	$—	$—	$—	$—	$—
Derivative assets	1,643,184	—	—	—	—	(1,643,184)	—
Total assets	$1,643,184	$—	$—	$—	$—	$(1,643,184)	$—

	Level 3 Recurring Fair Value Measurements
	Nine Months Ended September 30, 2010
		Total Net Gains/(Losses) Included in Net Income
	Beginning of Period Level 3 Fair Value	Realized Gains (Losses)	Unrealized Gains (Losses)	Other Comprehensive Income		Purchases, Sales and Settlements, Net	Net Transfers Into/(Out of) Level 3	End of Period Level 3 Fair Value
Assets
Available-for-sale securities	$2,125,507	$(673,156)	$—	$(175,157)	(a)	$—	$(1,277,194)	$—
Derivative assets	—	(7,436)	(16,640)	—		1,667,260	(1,643,184)	—
Total assets	$2,125,507	$(680,592)	$(16,640)	$(175,157)		$1,667,260	$(2,920,378)	$—
____________________
(a) Change in unrealized gains (losses) on available-for-sale securities recorded in equity as accumulated other comprehensive (loss) income.
The Company did not incur transfers between Level 1 and Level 2 for the three months ended September 30, 2010. The Company did incur a minimal amount of transfer activity from Level 3 to Level 2 during the three months ended September 30, 2010 as a result of obtaining third-party broker prices for the respective securities and qualitative and quantitative support for the liquidity of those instruments. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
The Company did not have any assets or liabilities recorded at fair value for the three and nine months ended September 30, 2009.
Nonrecurring Fair Value
The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of September 30, 2010, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.
Fair Value of Financial Instruments
In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the condensed consolidated balance sheet, for which fair value can be estimated.
The following describes the Company's methods for estimating the fair value for financial instruments. Descriptions are not provided for those items that have zero balances as of the current balance sheet date.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

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

•
The carrying value of repurchase agreements approximates fair value due to the maturities of less than one year of these financial instruments. The Company's repurchase agreements have floating rates based on an index plus a spread. These borrowings have been recently entered into and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value.

Note 9. Repurchase Agreements
The Company had outstanding $943.0 million of repurchase agreements, including repurchase agreements funding the Company's U.S. Treasuries of $145.5 million. Excluding the debt associated with the Company's U.S. Treasuries and the effect of the Company's interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.7% and weighted average remaining maturities of 79 days as of September 30, 2010. The Company had outstanding $411.9 million of repurchase agreements with a weighted average borrowing rate of 0.4% excluding the effect of the Company's interest rate swaps, and weighted average remaining maturities of 90 days as of December 31, 2009. The debt associated with the Company's U.S. Treasuries had a weighted borrowing rate of 0.2%.
At September 30, 2010 and December 31, 2009, the repurchase agreements had the following characteristics:

	September 30, 2010		December 31, 2009
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Amount Outstanding	Weighted Average Borrowing Rate
U.S. treasuries	$145,543,750	0.23%	$—	—
Agency RMBS	629,796,610	0.41%	395,641,510	0.37%
Non-Agency RMBS	153,015,887	1.89%	16,251,000	1.94%
Agency derivatives	14,636,990	0.94%	—	—
Total	$942,993,237	0.63%	$411,892,510	0.43%

As of September 30, 2010, the Company's amounts outstanding under repurchase agreements includes $49.7 million of borrowings under the 364-day repurchase facility with Wells Fargo Bank, National Association. The facility provides an aggregate maximum borrowing capacity of $75 million and it is set to mature on August 3, 2011, unless extended pursuant to its terms. The facility is collateralized by non-Agency RMBS and its weighted average borrowing rate as of September 30, 2010 was 1.9%.
At September 30, 2010 and December 31, 2009, the repurchase agreements had the following remaining maturities:

	September 30, 2010	December 31, 2009
Within 30 days	$262,958,618	$207,050,239
30 to 59 days	210,987,068	—
60 to 89 days	112,151,394	—
90 to 119 days	8,405,703	—
Over 120 days (1)	202,946,704	204,842,271
Open maturity (2)	145,543,750	—
Total	$942,993,237	$411,892,510
____________________

(1)	Over 120 days includes the amounts outstanding under the Wells Fargo 364-day borrowing facility.

(2)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

	September 30, 2010	December 31, 2009
Available-for-sale securities, at fair value	$1,038,579,181	$444,833,063
Cash and cash equivalents	15,000,000	—
Restricted cash	10,044,322	913,048
Due from counterparties	3,920,678	1,736,952
Derivative assets, at fair value	20,758,149	—
Total	$1,088,302,330	$447,483,063
Although the repurchase agreements are committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
The following table summarizes certain characteristics of the Company's repurchase agreements and counterparty concentration at September 30, 2010:

	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity
Barclays Capital Inc.	$344,230,969	$45,912,833	19%
Wells Fargo Bank, National Association	49,714,292	25,047,730	10%
Banc of America Securities LLC	46,928,000	26,274,998	11%
All other counterparties	502,119,976	36,880,158	15%
Total	$942,993,237	$134,115,719
____________________
(1) Represents the net carrying value of the securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, including accrued interest.

Note 10. Stockholders' Equity
Distributions to stockholders
On September 13, 2010, the Company declared dividends to common stockholders totaling $10.2 million, or $0.39 per share. The following table presents cash dividends declared by the Company on its common stock from October 28, 2009 through September 30, 2010:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
September 13, 2010	September 30, 2010	October 21, 2010	$0.39
June 14, 2010	June 30, 2010	July 22, 2010	$0.33
March 12, 2010	March 31, 2010	April 23, 2010	$0.36
December 21, 2009	December 31, 2009	January 26, 2010	$0.26

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) at September 30, 2010 and December 31, 2009 was as follows:

	September 30, 2010	December 31, 2009
Available-for-sale securities, at fair value
Unrealized gains, net of tax of $296,587 and $0, respectively	$23,339,239	$3,102,286
Unrealized losses	(7,287,550)	(4,052,014)
Accumulated other comprehensive income (loss)	$16,051,689	$(949,728)

Public offering
On April 26, 2010, the Company completed its public offering of 11,500,000 shares of its common stock and subsequently issued an additional 1,188,381 shares of common stock pursuant to the underwriters' over-allotments at a price of $8.90 per share, for gross proceeds of approximately $113.0 million. Including the over-allotment shares, the Company has 26,067,590 shares of common stock outstanding as of September 30, 2010. Net proceeds to the Company from the offering were approximately $106.8 million, net of issuance costs of approximately $6.2 million.

Note 11. Income Taxes
For the three and nine months ended September 30, 2010, the Company has recognized $0.2 and $1.6 million of income tax benefits related to both current and deferred income tax losses in its taxable REIT subsidiary, or TRS. The Company's effective tax rate for the three and nine months ended September 30, 2010 was a benefit of 2.6% and 8.8%, respectively.
For the three and nine months ended September 30, 2010, the Company has recognized $0.3 and $1.5 million of deferred tax benefit related to the unrealized loss on its interest rate swap agreements and TBAs held in its TRS.
For the three months ended September 30, 2010, the Company has recognized current federal tax expense of $0.1 million due to realized gains on derivative instruments. For the nine months ended September 30, 2010, the Company has recognized current federal tax benefit of $0.1 million due to realized net losses on the U.S. Treasuries and derivative instruments the Company holds in its TRS.
The Company currently intends to distribute 100% of its REIT taxable income and comply with all its requirements to continue to qualify as a REIT, and therefore it has not recognized any further federal or state tax provisions.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

Note 12. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share, or EPS, for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) to common stockholders for basic and diluted earnings per share	$9,879,807	$(944,650)	$19,295,045	$(2,416,691)
Denominator:
Basic weighted average shares outstanding	26,067,590	24,936,558	20,654,958	24,936,558
Dilutive weighted average restricted stock shares	58,622	—	36,503	—
Diluted weighted average shares outstanding	26,126,212	24,936,558	20,691,461	24,936,558
Basic Earnings (Loss) Per Share:	$0.38	$(0.04)	$0.93	$(0.10)
Diluted Earnings (Loss) Per Share:	$0.38	$(0.04)	$0.93	$(0.10)

For the three and nine months ended September 30, 2010 and 2009, the Company has assumed that no warrants would be exercised as the market value per share of the Company's common stock was below the strike price of the warrants and the warrants would be anti-dilutive.

Note 13. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with the Management Agreement with PRCM Advisers LLC, the Company incurred $0.9 and $2.1 million as a management fee to PRCM Advisers LLC for the three and nine months ended September 30, 2010, respectively, which represents approximately 1.5% of stockholders' equity on an annualized basis as defined by the Management Agreement. In addition, the Company reimbursed PRCM Advisers LLC for direct and allocated costs incurred by PRCM Advisers LLC on behalf of the Company. These direct and allocated costs totaled approximately $1.4 and $3.4 million for the three and nine months ended September 30, 2010, respectively.
The Company recognized $80,209 and $145,143 of compensation expense during the three and nine months ended September 30, 2010, respectively, associated with the amortization of shares of restricted stock issued to the independent directors.
As of September 30, 2010, there were 33,249,000 publicly-held registered warrants to purchase up to 33,249,000 shares of common stock issued and outstanding. Of the 33,249,000 warrants, 7,000,000 are beneficially owned by the founders of Capitol Acquisition Corp., or Capitol, the Company's TRS and 2,906,918 are beneficially owned by Nisswa Acquisition Master Fund Ltd., which is an investment fund managed by Pine River.

Note 14. Subsequent Events
Events subsequent to September 30, 2010 were evaluated through the date these financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2009.

General
We are a Maryland corporation focused on investing in, financing and managing residential mortgage-backed securities, or RMBS, and related investments. We have elected to be treated as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code.
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

We seek to deploy moderate leverage as part of our investment strategy. We generally finance our target assets through short-term borrowings structured as repurchase agreements. We may also finance portions of our portfolio through non-recourse term borrowing facilities and equity financing provided by government programs. However, as of the date of this report, the government has suspended its former plans to expand the TALF to include RMBS and the PPIP Legacy Loan Program is not available to us at this time.
We compete with other investment vehicles for attractive investment opportunities. We rely on our management team and Pine River, who have developed strong relationships with a diverse group of financial intermediaries, to identify investment opportunities. In addition, we have benefited and expect to continue to benefit from Pine River's analytical and portfolio management expertise and infrastructure. We believe that our focus on the RMBS area, the extensive RMBS expertise of our investment team, our strong analytics and our disciplined relative value investment approach give us a competitive advantage over our peers.
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
Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our RMBS; changes in the prepayment rates on the mortgage loans securing our RMBS; our ability to borrow to finance our assets; implementation of or changes in government regulations or programs affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the 1940 Act; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Level 3
Unobservable inputs are supported by little or no market activity. The unobservable inputs represent management's best assumptions of how market participants would price the assets and liabilities. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

We follow the fair value hierarchy set forth above in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we will attempt to obtain Level 2 inputs, observable market prices in inactive markets or derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs and independent pricing service models to estimate fair value measurements. At September 30, 2010, approximately 90.5% of total assets, or $1.1 billion, and 1.6% of total liabilities, or $15.3 million, consisted of financial instruments recorded at fair value. As of September 30, 2010, the Company had no assets reported at fair value using Level 3 inputs. See Note 8 to the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.
A significant portion of our assets and liabilities are at fair value and therefore our condensed consolidated balance sheet and income statement are significantly affected by fluctuations in market prices. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. Starting in 2007, markets for asset-backed securities, including RMBS, have experienced severe dislocations. While these market disruptions continue, our assets and liabilities will be subject to valuation adjustment as well as changes in the inputs we use to measure fair value.
For the three and nine months ended September 30, 2010, our unrealized fair value losses on interest rate swap agreements, which are accounted for as derivatives trading instruments under GAAP, negatively impacted our financial results. The change in fair value of the interest rate swaps was a result of a stagnant LIBOR and decline in corresponding counterparty borrowing rates during the three and nine months ended September 30, 2010. In addition, our financial results were favorably impacted by certain other derivative instruments entered into by us in the first nine months of 2010 that were accounted for as trading derivative instruments, i.e., TBAs and inverse interest-only securities. Any temporary change in the fair value of our available-for-sale securities is recorded as a component of accumulated other comprehensive income and does not impact our earnings.
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

Market Conditions and Outlook
The first nine months of 2010 continued to experience regulatory developments in an effort to stabilize economic conditions and increase liquidity in the financial markets. We believe our blended Agency and non-Agency strategies, and our trading expertise, will allow us to navigate the dynamic characteristics of the RMBS environment while these and any future regulatory efforts take shape. Having a diversified portfolio allows us to balance risks, most specifically the volatility and impacts generated by uncertainty in interest rates, changes in prepayments, changes in home prices and homeowner default rates.
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
The following table provides the carrying value of our RMBS portfolio by product type:

	September 30, 2010		December 31, 2009
Agency Bonds
Fixed Rate Bonds	$372,153,188	40.0%	$112,378,746	22.7%
Hybrid ARMs	283,663,429	30.5%	305,441,270	61.8%
Total Agency	655,816,617	70.5%	417,820,016	84.5%
Non-Agency Bonds
Senior Bonds	222,715,304	24.0%	54,091,629	10.9%
Mezzanine Bonds	51,444,003	5.5%	22,553,222	4.6%
Total Non-Agency	274,159,307	29.5%	76,644,851	15.5%
Total	$929,975,924		$494,464,867

Although we are unable to predict the movement in interest rates for the remainder of 2010 and beyond, our blended Agency and non-Agency portfolio strategy is intended to generate attractive yields with a low level of sensitivity to yield curve, prepayments and interest rate cycles. Our portfolio has a mixture of fixed and hybrid/adjustable rate terms, which we use to manage interest rate risk.
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

The following table provides the carrying value of our agency bond portfolio by vintage and prepayment protection:

	As of September 30, 2010
	Fixed Rate	Hybrid ARMs	Total Agency RMBS
Pre-pay lock-out or penalty-based	$132,473,639	$47,425,609	$179,899,248	27%
Low loan balances	143,033,517	—	143,033,517	22%
Pre-2002 vintages	73,308,937	29,535,797	102,844,734	16%
2002-2005 vintages	11,702,644	143,069,425	154,772,069	24%
2006 and subsequent vintages	11,634,451	63,632,598	75,267,049	11%
Total	$372,153,188	$283,663,429	$655,816,617	100%

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
The following table provides discount information on our non-Agency bond portfolio:

	As of September 30, 2010
	Senior	Mezzanine	Total
Face Value	$399,764,001	$115,051,629	$514,815,630
Unamortized discount
Designated credit reserve	(92,836,595)	(42,502,428)	(135,339,023)
Unamortized net discount	(90,973,795)	(24,604,611)	(115,578,406)
Amortized Cost	$215,953,611	$47,944,590	$263,898,201

Summary of Results of Operations and Financial Condition
Our reported GAAP net income attributable to common stockholders was $9.9 million ($0.38 per diluted share) for the three months ended September 30, 2010 as compared to a GAAP net loss attributable to common stockholders of $0.9 million ($0.04 per diluted share) for the three months ended September 30, 2009. Our reported GAAP net income attributable to common stockholders was $19.3 million ($0.93 per diluted share) for the nine months ended September 30, 2010 as compared to a GAAP net loss attributable to common stockholders of $2.4 million ($0.10 per diluted share) for the nine months ended September 30, 2009. Our results for the three and nine months ended September 30, 2009 represent the historical results of Capitol as a development stage company with no operations.
Our Adjusted GAAP earnings for the three and nine months ended September 30, 2010 was $10.2 million ($0.39 per diluted share) and $23.1 million ($1.12 per diluted share), respectively. Our GAAP results for the three and nine months ended September 30, 2010 included changes in unrealized fair value gains and losses, net of tax, of a loss of $0.4 and $3.8 million, respectively, on our interest rate swaps for which we have not elected to apply cash flow hedge accounting. As a result, and in order to facilitate comparison to many of our peers, we have included Adjusted GAAP earnings, a non-GAAP measure, which excludes the change in unrealized fair value gains and losses, net of tax, associated with our interest rate swaps. A reconciliation between GAAP net income and Adjusted GAAP earnings is provided in the following tables.
During the three months ended September 30, 2010, we declared a dividend of $0.39 per diluted share. Our GAAP book value per diluted common share was $9.24 at September 30, 2010, an increase from $9.08 book value per diluted common share at December 31, 2009.

The following table presents the components of our net income (loss) for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Income Statement Data:	2010	2009	2010	2009
		(unaudited)
Interest income:
Available-for-sale securities	$11,822,593	$—	$27,063,828	$—
Trading securities	15,512	—	15,512	—
Cash and cash equivalents	26,860	890	69,840	56,322
Total interest income	11,864,965	890	27,149,180	56,322
Interest expense	1,395,436	—	2,776,888	—
Net interest income	10,469,529	890	24,372,292	56,322
Other income:
Gain on sale of investment securities, net	2,577,007	—	4,607,525	—
Loss on interest rate swap agreements	(4,435,641)	—	(10,036,834)	—
Gain on other derivative instruments	3,098,032	—	4,197,061	—
Total other income	1,239,398	—	(1,232,248)	—
Expenses:
Management fees	862,467	—	2,067,776	—
Operating expenses	1,212,532	1,040,300	3,331,865	2,746,409
Total expenses	2,074,999	1,040,300	5,399,641	2,746,409
Net income (loss) before income taxes	9,633,928	(1,039,410)	17,740,403	(2,690,087)
Benefit from income taxes	245,879	119,483	1,554,642	366,268
Net income (loss)	9,879,807	(919,927)	19,295,045	(2,323,819)
Accretion of Trust Account income relating to common stock subject to possible conversion	—	(24,723)	—	(92,872)
Net income (loss) attributable to common stockholders	$9,879,807	$(944,650)	$19,295,045	$(2,416,691)
Basic earnings (loss) per weighted average common share	$0.38	$(0.04)	$0.93	$(0.10)
Diluted earnings (loss) per weighted average common share	$0.38	$(0.04)	$0.93	$(0.10)
Dividends declared per common share	$0.39	$—	$1.08	$—
Weighted average number of shares of common stock:
Basic	26,067,590	24,936,558	20,654,958	24,936,558
Diluted	26,126,212	24,936,558	20,691,461	24,936,558

Balance Sheet Data:	September 30, 2010	December 31, 2009
Available-for-sale securities	$1,075,848,190	$494,464,867
Total assets	$1,212,225,155	$538,365,409
Repurchase agreements	$942,993,237	$411,892,510
Total stockholders' equity	$241,353,097	$121,720,767

	Three Months Ended		Nine Months Ended
Reconciliation of net income (loss) attributable to common	September 30,		September 30,
stockholders to Adjusted GAAP Earnings	2010	2009	2010	2009

Net income (loss) attributable to common stockholders	$9,879,807	$(944,650)	$19,295,045	$(2,416,691)

Adjustments to GAAP Net Income:
Unrealized loss on interest rate swap agreements, net of tax	361,440	—	3,794,848	—

Adjusted GAAP Earnings	$10,241,247	$(944,650)	$23,089,893	$(2,416,691)

Weighted average shares outstanding - diluted	26,126,212		20,691,461

Adjusted GAAP Earnings per weighted average share outstanding - diluted	$0.39	NM	$1.12	NM

NM = not meaningful

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
Interest Income and Average Earning Assets Yield
For the three months ended September 30, 2010, we recognized $11.6 million of interest income from our Agency and non-Agency RMBS portfolio. Our RMBS portfolio's average amortized cost of securities was approximately $865.0 million for the three months ended September 30, 2010, resulting in an annualized net yield of approximately 5.3%. For the nine months ended September 30, 2010, we recognized $26.7 million of interest income from our Agency and non-Agency RMBS portfolio. Our RMBS portfolio's average amortized cost of securities was approximately $679.0 million for the nine months ended September 30, 2010, resulting in an annualized net yield of approximately 5.2%.
For the three months ended September 30, 2010, we recognized $3.3 million of net premium amortization on our Agency RMBS, including our interest-only securities. This resulted in an overall net asset yield of approximately 3.5% on our Agency RMBS. For the three months ended September 30, 2010, we recognized $3.1 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 10.4%. For the nine months ended September 30, 2010, we recognized $8.6 million of net premium amortization on our Agency RMBS, including our interest-only securities. This resulted in an overall net asset yield of approximately 3.5% on our Agency RMBS. For the nine months ended September 30, 2010, we recognized $6.7 million of accretion income from the discounts on our non-Agency portfolio, resulting in an overall net yield of approximately 10.7%.
The following tables present the components of the net yield earned by investment type on our RMBS portfolio as a percentage of our average amortized cost of securities:

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Agency	Non-Agency	Consolidated	Agency	Non-Agency	Consolidated
	(Ratios for the periods have been annualized)
Gross Yield/Stated Coupon	5.6%	5.1%	5.4%	5.8%	5.2%	5.6%
Net accretion/amortization of discount/premium	(2.1)%	5.3%	(0.1)%	(2.3)%	5.5%	(0.4)%
Net Yield	3.5%	10.4%	5.3%	3.5%	10.7%	5.2%
____________________

(1)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following table provides the components of interest income and net asset yield detail by investment type on our RMBS portfolio:

	Three Months Ended September 30, 2010
	Average Amortized Cost	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income	Net Asset Yield
Agency	$633,916,408	$8,830,746	$(3,297,271)	$5,533,475	3.5%
Non-Agency	231,093,657	2,929,365	3,084,321	6,031,686	10.4%
Total	$865,010,065	$11,760,111	$(212,950)	$11,565,161	5.3%

	Nine Months Ended September 30, 2010
	Average Amortized Cost	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income	Net Asset Yield
Agency	$517,929,268	$22,375,884	$(8,641,081)	$13,734,803	3.5%
Non-Agency	161,081,385	6,292,703	6,654,440	12,965,143	10.7%
Total	$679,010,653	$28,668,587	$(1,986,641)	$26,699,946	5.2%

For the three and nine months ended, we also recognized $0.3 and $0.4 million of interest income associated with our AFS U.S. Treasuries, respectively, or approximately 0.8% annualized net yield on average amortized cost, for both respective periods. For the three and nine months ended September 30, 2010, the Company recognized $15,512 of interest income on an average amortized cost basis of $3.8 and $1.3 million associated with our U.S. Treasuries classified as trading securities.

Interest Expense and the Cost of Funds
For the three months ended September 30, 2010, we recognized $1.3 million in interest expense on our borrowed funds collateralized by RMBS. For the same three month period, our average outstanding balance under repurchase agreements to fund RMBS was approximately $742.6 million, which was primarily funding our Agency RMBS portfolio. Our leverage ratio on our RMBS portfolio as of September 30, 2010 combined with low LIBOR rates, resulted in an average cost of funds of 0.7% on an annualized basis. For the nine months ended September 30, 2010, we recognized $2.6 million in interest expense on our borrowed funds collateralized by RMBS. For the same nine months ended, our average outstanding balance under repurchase agreements to fund RMBS was approximately $577.7 million, resulting in an average cost of funds on our RMBS of 0.6% on an annualized basis.
For the three and nine months ended, we also recognized $0.1 and $0.2 million of interest expense, respectively, associated with the financing of our U.S. Treasuries and Agency inverse interest-only derivatives, or an average cost of funds of approximately 0.2% on an annualized basis. The additional funds borrowed resulted in an overall leverage ratio of 3.9 times, largely driven by the borrowings to fund the U.S. Treasuries.

Net Interest Income
For the three months ended September 30, 2010, our net interest income on our RMBS AFS portfolio was $10.3 million resulting in a net interest spread of approximately 4.6%. For the nine months ended September 30, 2010, our net interest income on our RMBS AFS portfolio was $24.1 million resulting in a net interest spread of approximately 4.6%. Our net interest rate spread for the three and nine months ended September 30, 2010 was comparable largely due to offsetting portfolio results in the third quarter of 2010, principally favorable prepayment speeds on our Agency RMBS portfolio which were offset by a higher average cost of funds due to a shift to a higher percentage of non-Agency RMBS within the portfolio.

The following table provides the interest income and expense incurred in the three and nine months ended September 30, 2010:

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
	(Percentages for the period have been annualized)
Average available-for-sale
securities held (1)	$633,916,408	$231,093,657	$865,010,065	$517,929,268	$161,081,385	$679,010,653
Total interest income	$5,533,475	$6,031,686	$11,565,161	$13,734,803	$12,965,143	$26,699,946
Yield on average investment securities	3.5%	10.4%	5.3%	3.5%	10.7%	5.2%
Average balance of repurchase
agreements	$609,364,874	$133,203,523	$742,568,397	$498,207,098	$79,529,134	$577,736,232
Total interest expense (2) (3)	$621,169	$639,796	$1,260,965	$1,443,193	$1,127,192	$2,570,385
Average cost of funds	0.4%	1.9%	0.7%	0.4%	1.9%	0.6%
Net interest income	$4,912,306	$5,391,890	$10,304,196	$12,291,610	$11,837,951	$24,129,561
Net interest rate spread	3.1%	8.5%	4.6%	3.1%	8.8%	4.6%
____________________

(1)	Excludes change in realized and unrealized gains/(losses).

(2)	Cost of funds by investment type is based off the underlying investment type of the RMBS AFS assigned as collateral.

(3)
Cost of funds does not include accrual and settlement of interest associated with interest rate swaps. In accordance with GAAP, those costs are included in loss on interest rate swap agreements in the condensed consolidated statement of income (loss).

Gain on Sale of Investment Securities, Net
For the three and nine months ended September 30, 2010, we sold AFS and trading securities for $130.3 and $306.4 million with an amortized cost of $127.7 and $301.8 million, for a net realized gain of $2.6 and $4.6 million, respectively, which included sales of U.S. Treasuries with an amortized cost of $58.2 and $209.0 million for the three and nine months ended September 30, 2010. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that our management believes might have higher risk-adjusted returns.
We review each of our securities on a quarterly basis to determine if an OTTI charge would be necessary. For the three and nine months ended September 30, 2010, we did not recognize any losses from other-than-temporary impairments.

Loss on Interest Rate Swap Agreements
For the three and nine months ended September 30, 2010, we recognized $1.0 and $2.2 million of expenses for the accrual and/or settlement of the net interest expense associated with the interest rate swaps. The expenses result from paying a fixed interest rate on an average 402.4 million and 276.6 million notional, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements and funding costs and receiving LIBOR interest.
During the three and nine months ended September 30, 2010, we terminated a notional swap position of 100.0 million. Upon settlement of the early termination, we paid $0.5 million in full settlement of our net interest spread liability and $2.5 million in realized losses on the swap, including any early termination penalty. We elected to terminate the swap to reduce our cost of financing and align with our investment portfolio.
Also, included in our financial results for the three and nine months ended September 30, 2010 was the recognition of a $1.0 and $5.4 million, respectively, change in unrealized valuation losses on our interest rate swap agreements that were accounted as trading instruments. The decrease in the two- and three-year swap rates during the three and nine months ended September 30, 2010 resulted in the overall unfavorable market value movement over the respective periods.

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Net interest spread	$(984,775)	$(2,194,118)
Early termination losses	(2,485,710)	(2,485,710)
Change in unrealized gain (loss) on interest rate swap agreements, at fair value	(965,156)	(5,357,005)
Loss on interest rate swap agreements	$(4,435,641)	$(10,036,833)

Gain on Other Derivative Instruments
Included in our financial results for the three and nine months ended September 30, 2010 was the recognition of $3.1 and $4.2 million of gains on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs and inverse interest-only securities. Included within these three and nine months ended September 30, 2010 results, we recognized $1.5 and $2.0 million of interest income, net of accretion, on inverse interest-only securities on an average amortized cost basis of $23.5 and $15.4 million, respectively. The remainder represented realized and unrealized net gains on other derivative instruments. As these derivative instruments are considered trading instruments, the financial results include both realized and unrealized gains (losses) associated with these instruments.

Expenses
Management Fees
We incurred management fees of $0.9 and $2.1 million for the three and nine months ended September 30, 2010, which are payable to PRMC Advisers LLC under our management agreement. The management fee is calculated based on our stockholders' equity.

Operating Expenses
For the three months ended September 30, 2010, we recognized $1.2 million of operating expenses compared to $1.0 million of expenses for the same period in 2009. The expenses for 2009 represent costs associated with Capitol as a development stage company with no operations and are not comparable to the operational costs we incurred in the same three month period of 2010.
The following table provides operating expenses as a percentage of average equity for the three and nine month periods presented:

	Total Operating Expenses	Operating Expenses/Average Equity
	(Ratios for the period have been annualized)
For the Three Months Ended September 30, 2010	$1,212,532	2.0%
For the Three Months Ended September 30, 2009 (1)	$1,040,300	2.3%
For the Nine Months Ended September 30, 2010	$3,331,865	2.4%
For the Nine Months Ended September 30, 2009 (1)	$2,746,409	2.0%
____________________
(1) Prior to October 28, 2009, the Company was a development stage company without operations.

Our operating expenses as a percentage of average equity for the three months ended September 30, 2010 was 2.0%. The favorable decrease of our operating expense ratio from the first three and six months of 2010 resulted from the additional capital raised upon completion of our secondary common stock offering. See Note 10 of the Notes to the Condensed Consolidated Financial Statements.

Income Taxes
For the three and nine months ended September 30, 2010, we have recognized $0.2 and $1.6 million of income tax benefits related to both current and deferred income tax losses in our TRS. Our effective tax rate for the three and nine months ended September 30, 2010 was a benefit of 2.6% and 8.8%, respectively.
For the three and nine months ended September 30, 2010, we have recognized $0.3 and $1.5 million of deferred tax benefit related to the unrealized loss on our interest rate swap agreements and TBAs held in our TRS.
For the three months ended September 30, 2010, we have recognized current federal tax expense of $0.1 million due to realized gains on derivative instruments. For the nine months ended September 30, 2010, we have recognized current federal tax benefit of $0.1 million due to realized net losses on the U.S. Treasuries and derivative instruments we hold in our TRS.
We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT, and therefore we have not recognized any further federal or state tax provisions.

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
The table below summarizes certain characteristics of our Agency available-for-sale securities at September 30, 2010:

	Principal/Current Face	Net (Discount)/ Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price

Principal and interest
securities:
Fixed	$325,798,259	$22,390,054	$348,188,313	$8,358,370	$(294,338)	$356,252,345	5.43%	$107.09
Hybrid/ARM	269,834,663	12,797,390	282,632,053	1,260,876	(229,500)	283,663,429	4.17%	$104.92
Total P&I Securities	595,632,922	35,187,444	630,820,366	9,619,246	(523,838)	639,915,774	4.87%	$106.13
Interest-only securities
Fixed	108,920,565	(97,714,171)	11,206,394	1,359	(4,109,535)	7,098,218	5.61%	$12.63
Fixed Other (1)	130,210,977	(121,636,024)	8,574,953	243,191	(15,519)	8,802,625	1.29%	$6.74
Total	$834,764,464	$(184,162,751)	$650,601,713	$9,863,796	$(4,648,892)	$655,816,617
____________________
(1) Fixed Other represent weighted-average coupon interest-only securities that are not generally used for our interest-rate risk management purposes. These securities pay variable coupon interest based on the weighted average of the fixed rates of the underlying loans of the security, less the weighted average rates of the applicable issued principal and interest securities.
Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS owned by us as of September 30, 2010, on an annualized basis, was 9.7%.

The following table summarizes months to re-set characteristics for our floating or adjustable rate Agency RMBS mortgage portfolio at September 30, 2010:

Carrying Value
0-12 months	$225,208,914
13-36 months	17,655,114
37-60 months	11,729,650
Greater than 60 months	29,069,751
Total	$283,663,429

Non-Agency RMBS
Our non-Agency RMBS portfolio is comprised of senior and mezzanine tranches of mortgage-backed securities. The following table provides investment information on our non-Agency RMBS as of September 30, 2010:

	Principal/Current Face	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Senior	$399,764,001	$(90,973,795)	$(92,836,595)	$215,953,611	$8,525,323	$(1,763,630)	$222,715,304
Mezzanine	115,051,629	(24,604,611)	(42,502,428)	47,944,590	4,374,441	(875,028)	51,444,003
Total	$514,815,630	$(115,578,406)	$(135,339,023)	$263,898,201	$12,899,764	$(2,638,658)	$274,159,307

The following tables present certain information detailed by investment type and their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at September 30, 2010:

	Non-Agency Principal and Interest (P&I) RMBS Characteristics
	Senior Bonds	Mezzanine Bonds	Total P&I Bonds
Carrying Value	$222,327,774	$51,444,003	$273,771,777
% of Non-Agency Portfolio	81.2%	18.8%	100.0%
Average Price	$60.81	$49.01	$58.59
Average Coupon	3.4%	1.4%	3.0%
Average Fixed Coupon	5.7%	5.8%	5.7%
Average Floating Coupon	2.1%	0.8%	1.8%
Average Hybrid Coupon	4.5%	5.5%	4.7%
Collateral Attributes
Avg Loan Age (months)	54	64	56
Avg Original Loan-to-Value	76%	77%	76%
Avg Original FICO (1)	680	684	681
Current Performance
60+ day delinquencies	36%	30%	35%
Average Credit Enhancement (2)	18%	23%	19%
3-Month CPR (3)	11.6%	13.4%	11.9%
____________________

(1)	FICO represents a mortgage industry accepted credit score of a borrower, which was developed by Fair Isaac Corporation.

(2)	Average credit enhancement remaining on our non-Agency RMBS portfolio, which is the average amount of protection available to absorb future credit losses due to defaults on the underlying collateral.

(3)
3-Month CPR is reflective of the prepayment speed on the underlying securitization; however, it does not necessarily indicate the proceeds received on our investment tranche. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

	Non-Agency RMBS Characteristics
	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Prime	$8,722,107	3.9%	$4,815,068	9.4%	$13,537,175	5.0%
Alt-A	79,950,095	36.0%	9,090,992	17.7%	89,041,087	32.5%
POA	62,718,775	28.2%	21,678,019	42.1%	84,396,794	30.8%
Subprime	70,936,797	31.9%	15,859,924	30.8%	86,796,721	31.7%
	$222,327,774	100.0%	$51,444,003	100.0%	$273,771,777	100.0%

	Non-Agency RMBS Characteristics
	Senior Bonds		Mezzanine Bonds		Total Bonds
Coupon Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$77,857,801	35.0%	$5,806,619	11.3%	$83,664,420	30.6%
Hybrid or Floating	144,469,973	65.0%	45,637,384	88.7%	190,107,357	69.4%
	$222,327,774	100.0%	$51,444,003	100.0%	$273,771,777	100.0%

	Non-Agency RMBS Characteristics
	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Origination Year	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
2006+	$136,186,119	61.3%	$13,471,891	26.2%	$149,658,010	54.7%
2002-2005	85,601,476	38.5%	37,734,146	73.3%	123,335,622	45.0%
Pre-2002	540,179	0.2%	237,966	0.5%	778,145	0.3%
	$222,327,774	100.0%	$51,444,003	100.0%	$273,771,777	100.0%

Repurchase Agreements
Our borrowings consist entirely of repurchase agreements collateralized by our pledge of AFS securities, derivative instruments and certain cash balances. Substantially all of our Agency RMBS are currently pledged as collateral, however, only a portion of our non-Agency RMBS has been pledged and, as of September 30, 2010, our debt-to-equity ratio was 3.9:1.0. Our leverage ratio includes the debt collateralized by our U.S. Treasuries and Agency derivatives. Our debt-to-equity ratio for RMBS and Agency derivatives only was 3.3:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
As of September 30, 2010, the term to maturity of our borrowings ranged from five days to over ten months. The weighted average original term to maturity of our borrowings collateralized by RMBS was 79 days at September 30, 2010. At September 30, 2010, the weighted average cost of funds for all our repurchase agreements was 0.63%.

	September 30, 2010		December 31, 2009
Collateral Type	Amount Outstanding	Weighted Average	Amount Outstanding	Weighted Average
U.S. treasuries	$145,543,750	0.23%	$—	—
Agency RMBS	629,796,610	0.41%	395,641,510	0.37%
Non-Agency RMBS	153,015,887	1.89%	16,251,000	1.94%
Agency derivatives	14,636,990	0.94%	—	—
Total	$942,993,237	0.63%	$411,892,510	0.43%

As of September 30, 2010, our amounts outstanding under repurchase agreements includes $49.7 million of borrowings under the 364-day repurchase facility with Wells Fargo Bank, National Association. The facility provides an aggregate maximum borrowing capacity of $75 million and it is set to mature on August 3, 2011, unless extended pursuant to its terms. The facility is collateralized by non-Agency RMBS and its weighted average borrowing rate as of September 30, 2010 was 1.9%.

Equity
As of September 30, 2010, our stockholders' equity was $241.4 million and our diluted book value per share was $9.24. As of June 30, 2010, our stockholders' equity was $227.4 million and our diluted book value per share was $8.70.
The following table provides details of our changes in stockholders' equity from June 30, 2010 to September 30, 2010:

(dollars in thousands, except per share amounts)	Book Value	Book Value Per Diluted Share (2)
Stockholders' equity at June 30, 2010	$227,353	$8.70
GAAP net income:
Core Earnings, net of tax (1)	7,568	0.29
Realized gains and losses, net of tax	2,356	0.09
Unrealized mark-to-market gains and losses, net of tax	(44)	(0.00)
Other comprehensive income, net of tax	14,229	0.54
Dividend declaration	(10,189)	(0.39)
Other	80	0.01
Stockholders' equity at September 30, 2010	$241,353	$9.24
____________________

(1)
Core Earnings is a non-GAAP measure that we define as net income, excluding impairment losses, gains or losses on sales of securities and termination of interest rate swaps, unrealized gains or losses on interest rate swaps, gains or losses on other derivative instruments and certain non-recurring expenses.

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
As of September 30, 2010, we held $66.2 million in cash and cash equivalents and $15.9 million in due from counterparties available to support our operations, $1.1 billion of AFS and derivative assets held at fair value, and $943.0 million of outstanding debt in the form of repurchase agreements. As of September 30, 2010, our debt-to-equity ratio was 3.9:1.0. During the three months ended September 30, 2010, our leverage ratio increased from 3.8:1.0 to 3.9:1.0, including monies borrowed to finance our investment in U.S. Treasuries. The leverage ratio funding our RMBS and Agency derivatives increased from 3.2:1:0 to 3.3:1.0 as we completed the investment of our offering proceeds in early July 2010. As of September 30, 2010, we had approximately $3.9 million of unpledged Agency securities and $27.7 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity of approximately $19.0 million. If borrowing rates and collateral requirements change in 2010, we believe we are positioned to adjust to higher interest rates with less earnings volatility than a more leveraged organization.
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
We have master repurchase agreements in place with thirteen counterparties and continue to evaluate further counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our counterparties (lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
On August 4, 2010, we entered into a repurchase agreement with Wells Fargo Bank, National Association, or Wells Fargo. The repurchase agreement will serve as a repurchase facility to be used from time to time to finance certain of our non-Agency securities held in our RMBS portfolio with Wells Fargo pursuant to its terms. The Wells Fargo repurchase agreement provides for a 364-day term with an aggregate maximum borrowing capacity of $75 million and it is set to mature on August 3, 2011, unless extended pursuant to its terms.
Once an RMBS is financed by Wells Fargo in accordance with the repurchase agreement, the financing is committed for the duration of the facility subject to similar pledged collateral and margin requirements as a standard repurchase agreement discussed above. As part of the repurchase agreement, we are subject to certain financial covenants, in which we monitor and comply with on a daily basis. The extended duration of the facility and its terms provide an additional source to manage our liquidity and interest rate risk.
The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of repurchase agreements.

	September 30, 2010	December 31, 2009
Available-for-sale securities, at fair value	$1,038,579,181	$444,833,063
Cash and cash equivalents	15,000,000	—
Restricted cash	10,044,322	913,048
Due from counterparties	3,920,678	1,736,952
Derivative assets, at fair value	20,758,149	—
Total	$1,088,302,330	$447,483,063

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
The following table provides the maturities of our repurchase agreements as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Within 30 days	$262,958,618	$207,050,239
30 to 59 days	210,987,068	—
60 to 89 days	112,151,394	—
90 to 119 days	8,405,703	—
Over 120 days (1)	202,946,704	204,842,271
Open maturity (2)	145,543,750	—
Total	$942,993,237	$411,892,510
____________________

(1)	Over 120 days includes the amounts outstanding under the Wells Fargo 364-day borrowing facility.

(2)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

For the three months ended September 30, 2010, our unrestricted cash balance decreased from $71.4 million to $66.2 million. The cash movements can be summarized by the following:

•
Cash flows from operating activities.   For the three months ended September 30, 2010, operating activities increased our cash balances by approximately $29.4 million, primarily driven by our strong interest yield and financial results for the quarter.

•
Cash flows from investing activities.  For the three months ended September 30, 2010, investing activities reduced our cash balances by approximately $102.7 million. The reduction was driven by the increase in our RMBS portfolio in the quarter as we deployed additional capital.

•
Cash flows from financing activities.   For the three months ended September 30, 2010, financing activities increased our cash balance by approximately $68.1 million, resulting from the net borrowings under repurchase agreements to fund our AFS portfolio.

Inflation
Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors impact our performance far more than does inflation. Our financial statements are prepared in accordance with GAAP and dividends are based upon net ordinary income and capital gains as calculated for tax purposes; in each case, our results of operations and reported assets, liabilities and equity are measured with reference to historical cost or fair value without considering inflation.

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
To reduce the risks to our portfolio, we employ portfolio-wide and security-specific risk measurement and management processes in our daily operations. PRCM Advisers LLC's risk management tools include software and services licensed or purchased from third parties, in addition to proprietary software and analytical methods developed by Pine River. There can be no guarantee that these tools will protect us from market risks.

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
We utilize U.S. Treasuries and interest-only securities as well as derivative financial instruments, currently limited to interest rate swaps and TBAs, as of September 30, 2010, to hedge the interest rate risk associated with our portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We rely on PRCM Advisers LLC's expertise to manage these risks on our behalf. We implement part of our hedging strategy through Capitol, our TRS, which is subject to U.S. federal, state and, if applicable, local income tax.

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
We acquire adjustable-rate and hybrid RMBS. These are assets in which some of the underlying mortgages are typically subject to periodic and lifetime interest rate caps and floors, which may limit the amount by which the security's interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements are not subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation, while the interest-rate yields on our adjustable-rate and hybrid RMBS could effectively be limited by caps. This issue will be magnified to the extent we acquire adjustable-rate and hybrid RMBS that are not based on mortgages that are fully indexed. In addition, adjustable-rate and hybrid RMBS may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. If this happens, we could receive less cash income on such assets than we would need to pay for interest costs on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

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
The following table provides the indices of our variable rate assets as of September 30, 2010, based on total notional amount of bonds.

Index Type	Floating	Hybrid(1)	Total	Index Percentage
CMT	$215,520,626	$1,377,735	$216,898,361	46%
LIBOR	216,849,088	2,937,661	219,786,749	47%
Other(2)	37,473,206	—	37,473,206	7%
Total	$469,842,920	$4,315,396	$474,158,316	100%
____________________
(1) Hybrid amounts reflect those assets with greater than 12 months to reset.
(2) Other - includes COFI, MTA and other indices.

Our analysis of risks is based on PRCM Advisers LLC and its affiliates' experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM Advisers LLC may produce results that differ significantly from the estimates and assumptions used in our models.
We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at September 30, 2010.
All changes in value are measured as the change from the September 30, 2010 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities, at fair value	$10,427,918	$6,119,710	$(7,059,623)	$(15,256,047)
As a % of September 30, 2010 equity	4.3%	2.5%	(2.9)%	(6.3)%
Derivatives, at fair value, net	$(5,712,674)	$(3,464,057)	$3,553,453	$7,510,234
As a % of September 30, 2010 equity	(2.4)%	(1.4)%	1.5%	3.1%
Repurchase Agreements	$(474,777)	$(541,721)	$630,179	$1,260,358
As a % of September 30, 2010 equity	(0.2)%	(0.2)%	0.3%	0.5%
Total Net Assets	$4,240,467	$2,113,932	$(2,875,991)	$(6,485,455)
As a % of September 30, 2010 total assets	0.3%	0.2%	(0.2)%	(0.5)%
As a % of September 30, 2010 equity	1.8%	0.9%	(1.1)%	(2.7)%
	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(248,709)	$(31,199)	$(593,983)	$(1,187,966)
% change in net interest income	(0.6)%	(0.1)%	(1.4)%	(2.7)%

The AFS securities, at fair value, included in the interest rate sensitivity table “change in value of financial position”

were limited to Agency RMBS. Due to our non-Agency RMBS's significantly discounted prices and underlying credit risks, we believe our non-Agency RMBS's valuation is inherently de-sensitized to changes in interest rates. As such, we cannot project the impact to these financial instruments and have excluded these RMBS from the interest rate sensitivity analysis. These non-Agency RMBS have been included in the “change in annualized net interest income” analysis.
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2010. The analysis presented utilizes assumptions and estimates based on management's judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
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
Given the low interest rates at September 30, 2010, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only bonds purchased at a premium, and accretion of discount on our non-Agency bonds purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
Normally, we believe that we will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.

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

Liquidity Risk
Our liquidity risk is principally associated with our financing of long-maturity assets with short-term borrowings in the form of repurchase agreements. Although the interest rate adjustments of these assets and liabilities fall within the guidelines established by our operating policies, maturities are not required to be nor are they, matched.
Should the value of our assets pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. Additionally, if one or more of our repurchase agreement counterparties chose not to provide on-going funding, our ability to finance would decline or exist at possibly less advantageous terms. As such, we cannot assure that we will always be able to roll over our repurchase agreements. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Quarterly Report on Form 10-Q for further information about our liquidity and capital resource management.

Credit Risk
We believe that our investment strategy will generally keep our risk of credit losses low to moderate. However, we retain the risk of potential credit losses on all of the loans underlying our non-Agency RMBS. With respect to our non-Agency RMBS that are senior in the credit structure, credit support contained in RMBS deal structures provide a level of protection from losses. We seek to manage the remaining credit risk through our pre-acquisition due diligence process, and by factoring assumed credit losses into the purchase prices we pay for non-Agency RMBS. In addition, with respect to any particular target asset, PRCM Advisers LLC's investment team evaluates relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral. We may at times in the future enter into credit default swaps or other derivative instruments to mitigate credit risk. Nevertheless, unanticipated credit losses could adversely affect our operating results.

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
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
As of the date of this filing, we are not party to any litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors
Other than with respect to the risk factors below, there have been no material changes to the risk factors disclosed in Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2009, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” in this Quarterly Report on Form 10-Q.

Our inability to meet certain financial covenants under the guaranty agreement related to the Wells Fargo repurchase facility could adversely impact our financial condition, results of operations and cash flows.

In connection with the repurchase facility between our subsidiary, Two Harbors Asset I, LLC and Wells Fargo National Bank, we entered into a guaranty agreement in favor of Wells Fargo to guarantee the obligations of Two Harbors Asset I, LLC under the repurchase facility. As described more fully in the guaranty agreement, we are required to maintain certain financial covenants during the term of the repurchase agreement, including that, on any date, (i) the ratio of the our Total Indebtedness to our Tangible Net Worth, on a consolidated basis, shall not be greater than 6.00 to 1.00; (ii) our Liquidity, on a consolidated basis, shall not be less than $15,000,000; and (c) our Tangible Net Worth, on a consolidated basis, shall not be less than $150,000,000 (capitalized terms have the meanings given them in the guaranty agreement). Compliance with these new financial covenants will depend on market factors and the strength of our business and operating results. Various risks, uncertainties and events beyond our control could affect our ability to comply with the financial covenants. Failure to comply with our financial covenants could result in an event of default, termination of the repurchase facility, acceleration of all amounts owing under the repurchase facility, and give Wells Fargo the right to exercise certain other remedies under the repurchase agreement, including the sale of the RMBS subject to repurchase at the time of default, unless we were able to negotiate a waiver. Wells Fargo could condition any such waiver on an amendment to repurchase facility and guaranty agreement on terms that may be unfavorable to Two Harbors Asset I, LLC and to us. If we are unable to negotiate a covenant waiver or replace or refinance our RMBS under a new repurchase facility on favorable terms or at all, our financial condition, results of operations and cash flows could be adversely impacted.

The recent adoption of the Dodd-Frank Act and future regulations implementing such legislation impact the mortgage industry and the MBS markets, which may in turn have an adverse impact our business, results of operations and financial conditions.

On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank Act significantly changes the regulation of financial institutions and the financial services industry, including the mortgage industry. The Dodd-Frank Act tasks many agencies with issuing a variety of new regulations, including rules related to mortgage origination and servicing, securitization and derivatives. As the Dodd-Frank Act has only recently been enacted and because a significant number of regulations thereunder have yet to be proposed or adopted, it is unclear how this legislation may impact the borrowing environment, the investing environment for Agency MBS, or interest rate swaps and other derivatives. Consequently, it is not possible for us to predict how the Dodd-Frank Act will impact our business, and there can be no assurance that the Dodd-Frank Act will not have an adverse impact on our results of operations and financial condition.

We depend on third-party service providers, including mortgage servicers, for a variety of services related to our RMBS. We are, therefore, subject to the risks associated with third-party service providers.

We depend on a variety of services provided by third-party service providers related to our RMBS. We rely on the mortgage servicers who service the mortgage loans backing our RMBS to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. Our mortgage servicers and other service providers to our RMBS, such as trustees, bond insurance providers and custodians, may not perform in a manner that promotes our interests.

For example, recent legislation intended to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans underlying our RMBS. Mortgage servicers may be incentivized by the Federal government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans.  Similarly, legislation delaying the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limiting the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans may also reduce the value of mortgage loans underlying our RMBS. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a consequence of the foregoing matters, our business, financial condition and results of operations may be adversely affected.

The value of our RMBS may be adversely affected by deficiencies in servicing and foreclosure practices, as well as related delays in the foreclosure process.

Recent allegations of deficiencies in servicing and foreclosure practices among several large sellers and servicers of residential mortgage loans have raised various concerns relating to such practices. Among the concerns raised are issues relating to the improper execution of the documents used in foreclosure proceedings (so-called “robo” signing”), inadequate documentation of transfers and registrations of mortgages and assignments of loans, improper modifications of loans, violations of representations and warranties at the date of securitization and failure to enforce put-backs.

As a result of alleged deficiencies in foreclosure practices, a number of servicers have temporarily suspended foreclosure proceedings in some or all states in which they do business while they evaluate their foreclosure practices. In addition, a group consisting of state attorneys general and state bank and mortgage regulators in all 50 states and the District of Columbia is reviewing foreclosure practices. It is possible that additional deficiencies in servicing and foreclosure practices will be identified as a result.

The integrity of the servicing and foreclosure processes are critical to the value of the mortgage loan portfolios underlying our RMBS, and our financial results could be adversely affected by deficiencies in the conduct of those processes.  For example, delays in the foreclosure process may adversely affect the values of, and our losses on, our non-Agency RMBS.  Foreclosure delays may also increase the administrative expenses of the securitization trusts for the non-Agency RMBS, thereby reducing the amount of funds available for distribution to investors. In addition, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of credit support available for the senior classes we own, thus possibly adversely affecting these securities.

While we believe that the sellers and servicers would be in violation of their servicing contracts to the extent that they have improperly serviced mortgage loans or improperly executed documents in foreclosure or bankruptcy proceedings, it may be difficult, expensive, and time consuming for us to enforce our contractual rights.

We are continuing to review these issues as they arise and as new information becomes available.  At this time, however, it is not possible for us to predict how the servicing and foreclosure matters will impact our business or what actions or remedies, if any, are available to us to protect our interests, and there can be no assurance that these servicing and foreclosure matters will not have an adverse impact on our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None.

Item 4. [Removed and Reserved]

Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits
Exhibits - The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report. Such Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	November 9, 2010	By:	/s/ Thomas Siering
Thomas Siering Chief Executive Officer, President and Director (principal executive officer)
Dated:	November 9, 2010	By:	/s/ Jeffrey Stolt
Jeffery Stolt Chief Finanical Officer and Treasurer (principal accounting and financial officer)

Exhibit number	Exhibit description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.