Form 10-Q
period 2011-03-31
Two Harbors Investment Corp.
filed 2011-05-05
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No x
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of May 5, 2011 there were 69,257,344 shares of outstanding common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Available-for-sale securities, at fair value	$2,882,992	$1,354,405
Trading securities, at fair value	299,262	199,523
Cash and cash equivalents	302,263	163,900
Total earning assets	3,484,517	1,717,828
Restricted cash	38,991	22,548
Accrued interest receivable	11,010	5,383
Due from counterparties	21,459	12,304
Derivative assets, at fair value	106,153	38,109
Other assets	574	1,260
Total Assets	$3,662,704	$1,797,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$2,616,031	$1,169,803
Accrued interest payable	1,305	785
Due to counterparties	338,148	231,724
Accrued expenses and other liabilities	2,997	2,063
Dividends payable	16,200	10,450
Other liabilities	2,455	159
Total liabilities	2,977,136	1,414,984
Stockholders’ Equity
Preferred stock, par value $0.01per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01per share; 450,000,000 shares authorized and 69,251,757 and 40,501,212 shares issued and outstanding, respectively	693	405
Additional paid-in capital	654,514	366,974
Accumulated other comprehensive income	31,734	22,619
Cumulative earnings	52,397	30,020
Cumulative distributions to stockholders	(53,770)	(37,570)
Total stockholders’ equity	685,568	382,448
Total Liabilities and Stockholders’ Equity	$3,662,704	$1,797,432

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
Interest income:
Available-for-sale securities	$19,535	$6,153
Trading securities	272	—
Cash and cash equivalents	63	6
Total interest income	19,870	6,159
Interest expense	2,499	518
Net interest income	17,371	5,641
Other income:
Gain on investment securities, net	1,539	1,197
Gain (loss) on interest rate swap and swaption agreements	1,939	(1,547)
Gain on other derivative instruments	5,347	946
Total other income	8,825	596
Expenses:
Management fees	1,550	457
Other operating expenses	1,512	987
Total expenses	3,062	1,444
Net income before income taxes	23,134	4,793
Benefit from (provision for) income taxes	(757)	534
Net income attributable to common stockholders	$22,377	$5,327
Basic and diluted earnings per weighted average common share	$0.49	$0.40
Dividends declared per common share	$0.40	$0.36
Basic and diluted weighted average number of shares of common stock	45,612,376	13,401,368

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders' Equity
				(unaudited)
Balance, January 1, 2010	13,401,368	$134	$131,756	$(950)	$(5,735)	$(3,484)	$121,721
Net income	—	—	—	—	5,327	—	5,327
Net change in unrealized gain on available-for-sale securities	—	—	—	3,500	—	—	3,500
Total other comprehensive income	—	—	—	3,500	—	—	—
Total comprehensive income							8,827
Common dividends declared	—	—	—	—	—	(4,825)	(4,825)
Non-cash equity award compensation	—	—	33	—	—	—	33
Balance, March 31, 2010	13,401,368	$134	$131,789	$2,550	$(408)	$(8,309)	$125,756

Balance, January 1, 2011	40,501,212	$405	$366,974	$22,619	$30,020	$(37,570)	$382,448
Net income	—	—	—	—	22,377	—	22,377
Net change in unrealized gain on available-for-sale securities	—	—	—	9,115	—	—	9,115
Total other comprehensive income	—	—	—	9,115	—	—	—
Total comprehensive income							31,492
Net proceeds from issuance of common stock, net of offering costs	28,750,545	288	287,478	—	—	—	287,766
Common dividends declared	—	—	—	—	—	(16,200)	(16,200)
Non-cash equity award compensation	—	—	62	—	—	—	62
Balance, March 31, 2011	69,251,757	$693	$654,514	$31,734	$52,397	$(53,770)	$685,568

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
Cash Flows From Operating Activities:
Net income	$22,377	$5,327
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on RMBS, net	2,467	1,416
Gain on investment securities, net	(1,539)	(1,197)
Gain on termination of interest rate swaps and swaptions	(1,253)	—
Unrealized (gain)/loss on interest rate swaps and swaptions	(3,838)	1,129
Unrealized gain on other derivative instruments	(1,971)	(656)
Equity based compensation expense	62	32
Net change in:
(Increase)/decrease in accrued interest receivable	(5,627)	79
Decrease/(increase) in deferred income taxes, net	482	(526)
Increase in prepaid tax asset	—	(8)
Decrease/(increase) in prepaid expenses	204	(31)
Increase in accrued interest payable, net	520	269
Increase in income taxes payable, net	275	—
Increase in accrued expenses and other liabilities	934	346
Net cash provided by operating activities	13,093	6,180
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(1,636,366)	(58,965)
Proceeds from sales of available-for-sale securities	71,405	10,378
Principal payments on available-for-sale securities	44,659	26,164
Purchases of other derivative instruments	(70,302)	(3,479)
Proceeds from sales of other derivative instruments	11,342	16,618
Purchases of trading securities	(299,337)	—
Proceeds from sales of trading securities	199,500	—
Increase/(decrease) in due to/from counterparties, net	97,269	(18,462)
Increase in restricted cash	(16,443)	(13,680)
Net cash used in investing activities	(1,598,273)	(41,426)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	3,131,249	458,203
Principal payments on repurchase agreements	(1,685,022)	(420,135)
Proceeds from issuance of common stock, net of offering costs	287,766	—
Dividends paid on common stock	(10,450)	(3,484)
Net cash provided by financing activities	1,723,543	34,584
Net increase/(decrease) in cash and cash equivalents	138,363	(662)
Cash and cash equivalents at beginning of period	163,900	26,105
Cash and cash equivalents at end of period	$302,263	$25,443
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,980	$249
Cash paid for taxes	$1	$—
Non-Cash Financing Activity:
Dividends declared but not paid at end of period	$16,200	$4,824
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

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim financial statements are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2011 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2011 should not be construed as indicative of the results to be expected for the full year.
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
Fair Value Measurements and Disclosures (Accounting Standards Codification “ASC 820”).   On January 21, 2010, the FASB issued an accounting standard update, or ASU, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which provides guidance on how investment assets and liabilities are to be valued and disclosed. Specifically, the amendment requires reporting entities to disclose: (i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements, for Level 2 or Level 3 positions, (ii) transfers between all levels (including Level 1 and Level 2) on a gross basis (i.e., transfers out are disclosed separately from transfers in) as well as the reason(s) for the transfer and (iii) purchases, sales, issuances and settlements on a gross basis in the Level 3 rollforward, rather than as one net number. The effective date of the amendment is for interim and annual periods beginning after December 15, 2009; however, the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis is effective for interim and annual periods beginning after December 15, 2010. The impact of adopting this ASU, including the Level 3 activity requirement, did not have a material impact on the Company's consolidated financial condition or results of operations.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

Note 3. Available-for-Sale Securities, at Fair Value
The following table presents the Company's available-for-sale, or AFS, investment securities by collateral type, which were carried at their fair value as of March 31, 2011 and December 31, 2010:

(in thousands)	March 31, 2011	December 31, 2010
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$839,433	$396,888
Federal National Mortgage Association	1,443,406	556,609
Government National Mortgage Association	75,149	62,972
Non-Agency	525,004	337,936
Total mortgage-backed securities	$2,882,992	$1,354,405

At March 31, 2011 and December 31, 2010, the Company pledged investment securities with a carrying value of $2.5 billion and $1.1 billion, respectively, as collateral for repurchase agreements. See Note 9 - Repurchase Agreements.
At March 31, 2011 and December 31, 2010, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and therefore classified as derivatives.
The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of March 31, 2011 and December 31, 2010:

	March 31, 2011
(in thousands)	Agency	Non-Agency	Total
Face Value	$2,995,682	$890,910	$3,886,592
Unamortized premium	76,126	—	76,126
Unamortized discount
Designated credit reserve	—	(233,465)	(233,465)
Net, unamortized	(719,884)	(158,111)	(877,995)
Amortized Cost	2,351,924	499,334	2,851,258
Gross unrealized gains	15,181	29,641	44,822
Gross unrealized losses	(9,117)	(3,971)	(13,088)
Carrying Value	$2,357,988	$525,004	$2,882,992

	December 31, 2010
(in thousands)	Agency	Non-Agency	Total
Face Value	$1,306,655	$594,306	$1,900,961
Unamortized premium	41,651	—	41,651
Unamortized discount
Designated credit reserve	—	(145,855)	(145,855)
Net, unamortized	(334,979)	(129,992)	(464,971)
Amortized Cost	1,013,327	318,459	1,331,786
Gross unrealized gains	9,308	21,503	30,811
Gross unrealized losses	(6,166)	(2,026)	(8,192)
Carrying Value	$1,016,469	$337,936	$1,354,405

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

The following tables present the carrying value of the Company's AFS investment securities by rate type as of March 31, 2011 and December 31, 2010:

	March 31, 2011
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$264,468	$414,361	$678,829
Fixed Rate	2,093,520	110,643	2,204,163
Total	$2,357,988	$525,004	$2,882,992

	December 31, 2010
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$269,512	$245,517	$515,029
Fixed Rate	746,957	92,419	839,376
Total	$1,016,469	$337,936	$1,354,405

When the Company purchases a credit-sensitive AFS security at a significant discount to its face value, the Company often does not amortize into income a significant portion of this discount that the Company is entitled to earn because it does not expect to collect it due to the inherent credit risk of the security. The Company may also record an other-than-temporary impairment, or OTTI, for a portion of its investment in the security to the extent the Company believes that principal losses will exceed the discount. The amount of principal that the Company does not amortize into income is designated as a credit reserve on the security, with unamortized net discounts or premiums amortized into income over time using the interest method in accordance with ASC 320.
The following table presents the changes for the three months ended March 31, 2011 and March 31, 2010 of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	Three Months Ended March 31,
	2011			2010
(in thousands)	Designated credit reserve	Unamortized net discount	Total	Designated credit reserve	Unamortized net discount	Total
Beginning balance at January 1	$(145,855)	$(129,992)	$(275,847)	$(50,187)	$(41,050)	$(91,237)
Acquisitions	(96,343)	(38,763)	(135,106)	(8,379)	(30,356)	(38,735)
Accretion of net discount	—	5,376	5,376	—	1,101	1,101
Realized credit losses	771	—	771	590	6	596
Transfers (to) from	(123)	123	—	359	(359)	—
Sales, calls, other	8,085	5,145	13,230	4,812	4,627	9,439
Ending balance at March 31	$(233,465)	$(158,111)	$(391,576)	$(52,805)	$(66,031)	$(118,836)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of March 31, 2011 and December 31, 2010. At March 31, 2011, the Company held 608 AFS securities, of which 226 were in an unrealized loss position for less than twelve consecutive months and 9 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2010, the Company held 373 AFS securities, of which 108 were in an unrealized loss position for less than twelve months and 5 were in an unrealized loss position for more than twelve consecutive months.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2011	$1,048,853	$(12,587)	$1,756	$(501)	$1,050,609	$(13,088)
December 31, 2010	$310,445	$(7,183)	$1,405	$(1,009)	$311,850	$(8,192)

Evaluating AFS Securities for Other-than-Temporary Impairments
In 2009, the Company adopted the provisions of ASC 320 to evaluate AFS securities for OTTI. This evaluation requires us to determine whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. As of March 31, 2011, we did not intend to sell any of the Company's AFS securities in loss positions and the Company believes it is not more likely than not we will be required to sell these securities before recovery of their amortized cost basis. Based on the Company's evaluation, for the period ended March 31, 2011, the Company did not recognize any OTTI on AFS securities in the Company's consolidated statements of income.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain on investment securities, net in the Company's consolidated statements of income. For the three months ended March 31, 2011, the Company sold AFS securities for $71.4 million with an amortized cost of $69.8 million, for a net realized gain of $1.6 million.
The following table presents the gross realized gains and losses on sales of AFS securities for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Gross realized gains	$1,808	$1,221
Gross realized losses	(170)	(24)
Total realized gains (losses) on sales, net	$1,638	$1,197

Note 4. Trading Securities, at Fair Value
During the three months ended March 31, 2011, the Company acquired and sold U.S. Treasuries in its taxable REIT subsidiary and classified these securities as trading instruments due to its short-term investment objectives. As of March 31, 2011 and December 31, 2010, the Company held U.S. Treasuries with an amortized cost of $299.4 million and $200.0 million and a fair value $299.3 million and $199.5 million, respectively, classified as trading securities.
For the three months ended March 31, 2011, the Company sold trading securities with an amortized cost of $200.0 million resulting in realized losses of $0.5 million on the sale of these investment securities. The realized losses are recorded as a component of gains on investment securities, net in the Company's consolidated statement of income.
At March 31, 2011, the Company pledged trading securities with a carrying value of $299.3 million as collateral for repurchase agreements. See Note 9 - Repurchase Agreements.

Note 5. Restricted Cash
As of March 31, 2011 and December 31, 2010, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts.
The following table presents the Company's restricted cash balances:

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

(in thousands)	March 31, 2011	December 31, 2010
Restricted cash balances held by:
Broker counterparties for securities trading activity	$9,000	$9,000
Broker counterparties for derivatives trading activity	7,367	1,914
Repurchase counterparties as restricted collateral	22,624	11,634
Total	$38,991	$22,548

Note 6. Accrued Interest Receivable
The following table presents the Company's accrued interest receivable by collateral type:

(in thousands)	March 31, 2011	December 31, 2010
Accrued Interest Receivable:
U.S. Treasuries	$163	$192
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	2,967	1,509
Federal National Mortgage Association	6,031	2,201
Government National Mortgage Association	696	532
Non-Agency	1,153	949
Total mortgage-backed securities	10,847	5,191
Total	$11,010	$5,383

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
As of March 31, 2011 and December 31, 2010, the Company had outstanding fair value of $91.6 million and $18.4 million, respectively, of interest-only securities in place to economically hedge its investment securities. These interest-only securities are included in AFS securities, at fair value, in the consolidated balance sheets. In addition, the Company holds TBA positions with $150.0 million in long notional and $150.0 million in short notional as of March 31, 2011. The Company discloses these on a net basis in accordance with master netting arrangements resulting in a net fair market value of negative $2.2 million as of March 31, 2011, which are included in other liabilities in the condensed consolidated balance sheet. The Company did not hold any long or short notional TBA positions as of December 31, 2010.
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
As of March 31, 2011 and December 31, 2010, the Company had the following outstanding interest rate swaps that were utilized as economic hedges of interest rate risk associated with the Company's short-term repurchase agreements:

(notional in thousands)
March 31, 2011
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2012	25,000	0.868%	0.301%	1.73
2013	725,000	1.023%	0.307%	2.02
2014	475,000	1.486%	0.305%	3.21
2015	395,000	1.880%	0.283%	4.21
2016	90,000	2.260%	0.306%	4.91
Total	1,710,000

(notional in thousands)
December 31, 2010
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2011	100,000	1.168%	0.3425%	0.96
2012	25,000	0.868%	0.3080%	1.98
2013	175,000	1.376%	0.3055%	2.61
2014	175,000	1.671%	0.3026%	3.96
2015	175,000	1.830%	0.2874%	4.84
Total	650,000

The Company has also entered into interest rate swaps in combination with U.S. Treasuries to economically hedge funding cost risk. As of March 31, 2011 and December 31, 2010, the Company held $299.3 million and $199.5 million, respectively, in fair value of U.S. Treasuries classified as trading securities and the following outstanding interest rate swaps:

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

(notional in thousands)
March 31, 2011
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2013	300,000	0.930%	0.3125%	1.90
Total	300,000

(notional in thousands)
December 31, 2010
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2012	200,000	0.557%	0.278%	1.80
Total	200,000

All of the Company's interest rate swap contracts receive interest at a 1-month or 3-month LIBOR rate.
Additionally, as of March 31, 2011 and December 31, 2010, the Company had the following outstanding interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would pay a fixed rate) that were utilized as macro-economic hedges:

March 31, 2011
(notional and dollars in thousands)	Option			Underlying Swap
Swaption	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Payer	$11,505	$11,410	10.82	650,000	3.25%	3M Libor	4.692

December 31, 2010
(notional and dollars in thousands)	Option			Underlying Swap
Swaption	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Payer	$3,348	$4,028	11.23	100,000	3.52%	3M Libor	8.5

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
Inverse interest-only securities with a carrying value of $84.2 million, including accrued interest receivable, are accounted for as derivative financial instruments in the consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of March 31, 2011 and December 31, 2010:

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

(in thousands)	March 31, 2011	December 31, 2010
Face Value	$622,651	$219,459
Unamortized premium	—	—
Unamortized discount
Designated credit reserve	—	—
Net, unamortized	(541,282)	(190,162)
Amortized Cost	81,369	29,297
Gross unrealized gains	2,883	1,902
Gross unrealized losses	(1,298)	(665)
Carrying Value	$82,954	$30,534

As of March 31, 2011 and December 31, 2010, the Company also held credit default swaps where the Company provides credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company's credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.
The following tables represent credit default swaps where the Company is providing protection held as of March 31, 2011 and December 31, 2010:

(notional and dollars in thousands)
March 31, 2011
Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain/(Loss)
7/25/2036	374.68	77,196	$8,120	$(7,001)	$1,119

(notional and dollars in thousands)
December 31, 2010
Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain/(Loss)
7/25/2036	378.47	41,576	$3,137	$(3,554)	$(417)

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
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of March 31, 2011, the fair value of derivative financial instruments as an asset and liability position was $106.2 million and $2.2 million, respectively.
The Company mitigates the credit risk exposure on derivative financial instruments by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines, and the Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. Additionally, the Company

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. The Company has not received cash deposits from counterparties as of March 31, 2011. The Company has placed cash deposits of $17.3 million as of March 31, 2011 in accounts maintained by counterparties, of which the amounts are classified as restricted cash or due from counterparties on the consolidated balance sheet.
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
Balance Sheet Presentation
The following table represents the gross fair value and notional amounts of the Company's derivative financial instruments treated as trading instruments as of March 31, 2011 and December 31, 2010.

(in thousands)	March 31, 2011				December 31, 2010
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$84,164	622,651	$—	—	$30,944	219,459	$—	—
Interest rate swap agreements	2,459	2,010,000	—	—	—	—	(158)	850,000
Credit default swap agreements	8,120	77,196	—	—	3,137	41,576	—	—
Swaptions	11,410	650,000	—	—	4,028	100,000	—	—
TBAs	—	—	(2,179)	—	—	—	—	—
Total	$106,153	3,359,847	$(2,179)	—	$38,109	361,035	$(158)	850,000

The following table provides the average monthly outstanding notional amounts of the Company's derivative financial instruments treated as trading instruments for the three months ended March 31, 2011:

(in thousands)	Three Months Ended March 31, 2011
Trading instruments	Derivative Assets	Derivative Liabilities
Inverse interest-only securities	432,293	—
Interest rate swap agreements	1,285,944	—
Credit default swaps	75,008	—
Swaptions	282,778	—
TBAs	182,222	182,222

Income Statement Presentation
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the consolidated statement of income on its derivative instruments.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

(in thousands)
Trading Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2011	2010
Risk Management Instruments
Interest Rate Contracts
Investment securities - RMBS	Gain on other derivative instruments	$(258)	$809
Investment securities - U.S. Treasuries	Gain (loss) on interest rate swap and swaption agreements	(410)	—
Repurchase agreements	Gain (loss) on interest rate swap and swaption agreements	2,349	(1,547)
Non-Risk Management Instruments
Credit default swaps	Gain on other derivative instruments	2,338	—
Inverse interest-only securities	Gain on other derivative instruments	3,267	137
Total		$7,286	$(601)
For the three months ended March 31, 2011, the Company terminated a total of four notional interest rate swap and swaption positions of $350.0 million. Upon settlement of the early terminations, the Company paid $0.4 million in full settlement of its net interest spread liability and received $1.3 million in realized gains on the swaps and swaptions, including an early termination penalty.

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
Investment securities  - The Company holds a portfolio of available-for-sale and trading securities that are carried at fair value in the consolidated balance sheet. Available-for-sale securities are primarily comprised of Agency and non-

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

Agency RMBS while the Company's U.S. Treasuries are classified as trading securities. The Company determines the fair value of its U.S. Treasuries and Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. In determining the fair value of its non-Agency RMBS, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100.0% of its U.S. Treasuries as Level 1 fair value assets at March 31, 2011. The Company classified 99.7% of its RMBS available for sale securities reported at fair value as Level 2 at March 31, 2011. Available-for-sale and trading securities account for 87.7% and 9.1% of all assets reported at fair value at March 31, 2011, respectively.
Derivative instruments  - The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps. The Company utilizes internally developed models that are widely accepted in the market to value their over-the-counter derivative contracts. The specific terms of the contract are entered into the model, as well as market observable inputs such as interest rate forward curves and interpolated volatility assumptions. As all significant inputs into these models are market observable, the Company classified 100% of the interest rate swaps, swaptions and credit default swaps reported at fair value as Level 2 at March 31, 2011.
The Company also enters into certain other derivative financial instruments, such as TBAs and inverse interest-only securities. These instruments are similar in form to the Company's AFS securities and the Company utilizes broker quotes to value these instruments. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at March 31, 2011. The Company reported 100% of its TBAs as Level 1 as of March 31, 2011.
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
The Company has netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association, or ISDA. Additionally, both the Company and the counterparty are required to post cash collateral based upon the net underlying market value of the Company's open positions with the counterparty. Posting of cash collateral typically occurs daily, subject to certain dollar thresholds. Due to the existence of netting arrangements, as well as frequent cash collateral posting at low posting thresholds, credit exposure to the Company and/or to the counterparty is considered materially mitigated. Based on the Company's assessment, there is no requirement for any additional adjustment to derivative valuations specifically for credit.
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

	Recurring Fair Value Measurements
	At March 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$2,873,892	$9,100	$2,882,992
Trading securities	299,262	—	—	299,262
Derivative assets	—	106,153	—	106,153
Total assets	$299,262	$2,980,045	$9,100	$3,288,407
Liabilities
Derivative liabilities	$2,179	$—	$—	$2,179
Total liabilities	$2,179	$—	$—	$2,179

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

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
The table below presents the reconciliation for all of the Company's Level 3 assets and liabilities measured at fair value on a recurring basis. The Level 3 items presented below may be hedged by derivatives and other financial instruments that are classified as Level 1 or Level 2. Thus, the table below does not fully reflect the impact of the Company's risk management activities.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

	Level 3 Recurring Fair Value Measurements
	Three Months Ended March 31, 2011
		Total Net Gains Included in Net Income
(in thousands)	Beginning of Period Level 3 Fair Value	Realized Gains	Unrealized Gains	Other Comprehensive Income		Gross Purchases, Sales and Settlements (b)	Gross Transfers Into Level 3	Gross Transfers Out of Level 3	End of Period Level 3 Fair Value
Assets
Available-for-sale securities	$8,600	$23	$—	$477	(a)	$—	$—	$—	$9,100
Derivative assets	—	—	—	—		—	—	—	—
Total assets	$8,600	$23	$—	$477		$—	$—	$—	$9,100
____________________
(a) Change in unrealized gains on available-for-sale securities recorded in equity as accumulated other comprehensive income.
(b)    There were no purchases, sales or settlements of the Company's Level 3 assets and liabilities during the three months ended March 31, 2011.
The Company did not incur transfers between Level 1 and Level 2 or Level 2 and Level 3 for the three months ended March 31, 2011. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
Nonrecurring Fair Value
The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2011, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.
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

Note 9. Repurchase Agreements
The Company had outstanding $2.6 billion of repurchase agreements, including repurchase agreements funding the Company's U.S. Treasuries of $298.9 million. Excluding the debt associated with the Company's U.S. Treasuries and the effect of the Company's interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.58% and weighted average remaining maturities of 81 days as of March 31, 2011. The Company had outstanding $1.2 billion of repurchase agreements with a weighted average borrowing rate of 0.74% excluding the effect of the Company's interest rate swaps, and weighted average remaining maturities of 90 days as of December 31, 2010. As of March 31, 2011 and December 31, 2010, the debt associated with the Company's U.S. Treasuries had a weighted average borrowing rate of 0.22% and 0.28%, respectively.
At March 31, 2011 and December 31, 2010, the repurchase agreements had the following characteristics:

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

(dollars in thousands)	March 31, 2011		December 31, 2010
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Amount Outstanding	Weighted Average Borrowing Rate
U.S. Treasuries	$298,875	0.22%	$198,750	0.28%
Agency RMBS	1,929,297	0.33%	745,861	0.37%
Non-Agency RMBS	326,306	2.02%	201,976	2.05%
Agency derivatives	61,553	0.90%	23,216	1.07%
Total	$2,616,031	0.54%	$1,169,803	0.66%

As of March 31, 2011, the Company's amounts outstanding under repurchase agreements includes $70.8 million of borrowings under the 364-day repurchase facility with Wells Fargo Bank National Association, or Wells Fargo. The facility provides an aggregate maximum borrowing capacity of $75 million and it is set to mature on August 3, 2011, unless extended pursuant to its terms. The facility is collateralized by non-Agency RMBS and its weighted average borrowing rate as of March 31, 2011 was 1.95%. The facility also subjects the Company to maintain certain financial covenants under the guaranty agreement with Wells Fargo. As of March 31, 2011, the Company is in compliance with these covenants.
At March 31, 2011 and December 31, 2010, the repurchase agreements had the following remaining maturities:

(in thousands)	March 31, 2011	December 31, 2010
Within 30 days	$592,883	$197,286
30 to 59 days	322,605	211,556
60 to 89 days	431,301	117,621
90 to 119 days	560,029	152,433
Over 120 days (1)	410,338	292,157
Open maturity (2)	298,875	198,750
Total	$2,616,031	$1,169,803
____________________

(1)	Over 120 days includes the amounts outstanding under the Wells Fargo 364-day borrowing facility.

(2)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	March 31, 2011	December 31, 2010
Available-for-sale securities, at fair value	$2,521,201	$1,090,598
Trading securities, at fair value	299,262	199,523
Cash and cash equivalents	15,000	14,467
Restricted cash	22,624	11,634
Due from counterparties	11,381	10,508
Derivative assets, at fair value	80,895	30,534
Total	$2,950,363	$1,357,264
Although the repurchase agreements are committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
The following table summarizes certain characteristics of the Company's repurchase agreements and counterparty concentration at March 31, 2011 and December 31, 2010:

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

	March 31, 2011			December 31, 2010
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity
Barclays Capital Inc.	$215,660	$65,471	10%	$168,291	$45,060	12%
All other counterparties	2,400,371	263,717	38%	1,001,512	132,125	35%
Total	$2,616,031	$329,188		$1,169,803	$177,185
____________________
(1) Represents the net carrying value of the securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, including accrued interest. At March 31, 2011 and December 31, 2010, the Company had $338.1 million and $231.7 million, respectively, in payables due to broker counterparties for unsettled security purchases. The payables are not included in the amounts presented above.
The Company does not anticipate any defaults by its repurchase agreement counterparties.

Note 10. Other Assets
Other assets as of March 31, 2011 and December 31, 2010 are summarized in the following table:

(in thousands)
	March 31, 2011	December 31, 2010
Prepaid expenses	$502	$706
Deferred tax assets	72	554
Total other assets	$574	$1,260

Note 11. Other Liabilities
Other liabilities as of March 31, 2011 and December 31, 2010 are summarized in the following table:

(in thousands)
	March 31, 2011	December 31, 2010
Derivative liabilities, at fair value	$2,179	$158
Income taxes payable	276	1
Total other liabilities	$2,455	$159

Note 12. Stockholders' Equity
Distributions to stockholders
On March 2, 2011, the Company declared dividends to common stockholders totaling $16.2 million, or $0.40 per share. The following table presents cash dividends declared by the Company on its common stock from October 28, 2009 through March 31, 2011:

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
March 2, 2011	March 14, 2011	April 14, 2011	$0.40
December 8, 2010	December 17, 2010	January 20, 2011	$0.40
September 13, 2010	September 30, 2010	October 21, 2010	$0.39
June 14, 2010	June 30, 2010	July 22, 2010	$0.33
March 12, 2010	March 31, 2010	April 23, 2010	$0.36
December 21, 2009	December 31, 2009	January 26, 2010	$0.26
The Company's dividends declared in 2011, 2010 and 2009 are characterized as ordinary non-qualified dividends.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income at March 31, 2011 and December 31, 2010 was as follows:

(in thousands)	March 31, 2011	December 31, 2010
Available-for-sale securities, at fair value
Unrealized gains	$44,822	$30,811
Unrealized losses	(13,088)	(8,192)
Accumulated other comprehensive income	$31,734	$22,619
Public offerings
On March 16, 2011, the Company completed a follow-on public offering of 25,000,000 shares of its common stock and subsequently issued an additional 3,750,000 shares of common stock pursuant to the underwriters' over-allotments at a price of $10.25 per share, for gross proceeds of approximately $294.7 million. Net proceeds to the Company from the offerings were approximately $287.8 million, net of issuance costs of approximately $6.9 million.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company's common stock by reinvesting some or all of the cash dividends received on shares of the Company's common stock. Stockholders may also make optional cash purchases of shares of the Company's common stock subject to certain limitation detailed in the plan prospectus. An aggregate of 7.5 million shares of our common stock has been reserved for issuance under the plan. As of March 31, 2011, 545 shares have been issued under the plan.

Note 13. Operating Expenses
Components of the Company's operating expenses for the three months ended March 31, 2011 and 2010 are presented in the following table:

	Three Months Ended March 31,
	2011	2010
Operating expenses:
General and administrative	$1,105	$647
Directors and officers' insurance	141	116
Professional fees	266	224
Total operating expenses	$1,512	$987

Note 14. Income Taxes
For the three months ended March 31, 2011, the Company has recognized $0.8 million of income tax expense related to both current and deferred income tax provisions in its taxable REIT subsidiary, or TRS. The Company's effective tax rate for the three months ended March 31, 2011 was an expense of 3.3%.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

For the three months ended March 31, 2011, the Company has recognized $0.4 million of deferred tax expense related to unrealized gains on derivative instruments, and $0.1 million of deferred tax expense related to unrealized gains on U.S. Treasuries held in its TRS.
For the three months ended March 31, 2011, the Company has recognized current federal tax expense of $0.3 million due to realized net gains on the U.S. Treasuries and derivative instruments the Company holds in its TRS.
The Company currently intends to distribute 100% of its REIT taxable income and comply with all its requirements to continue to qualify as a REIT, and therefore it has not recognized any federal or state tax provisions.

Note 15. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share, or EPS, for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(in thousands, except share data)	2011	2010
Numerator:
Net income to common stockholders for basic and diluted earnings per share	$22,377	$5,327
Denominator:
Weighted average common shares	45,561,141	13,379,209
Weighted average restricted stock shares	51,235	22,159
Basic and diluted weighted average shares outstanding	45,612,376	13,401,368
Basic and Diluted Earnings Per Share:	$0.49	$0.40

For the three months ended March 31, 2011 and 2010, the Company has assumed that no warrants would be exercised as the weighted average market value per share of the Company's common stock was below the strike price of the warrants and the warrants would be anti-dilutive.

Note 16. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with the Management Agreement with PRCM Advisers LLC, the Company incurred $1.6 million and $0.5 million as a management fee to PRCM Advisers LLC for the three months ended March 31, 2011 and 2010, respectively, which represents approximately 1.5% of stockholders' equity on an annualized basis as defined by the Management Agreement. In addition, the Company reimbursed PRCM Advisers LLC for direct and allocated costs incurred by PRCM Advisers LLC on behalf of the Company. These direct and allocated costs totaled approximately $0.9 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively.
The Company recognized $62,499 and $32,466 of compensation expense during the three months ended March 31, 2011 and 2010, respectively, associated with the amortization of shares of restricted stock issued to the independent directors.
As of March 31, 2011, there were 33,249,000 publicly-held registered warrants to purchase up to 33,249,000 shares of common stock issued and outstanding. Of the 33,249,000 warrants, 7,000,000 are beneficially owned by the founders of Capitol Acquisition Corp., or Capitol, the Company's TRS and 2,906,918 are beneficially owned by Nisswa Master Fund Ltd. and Nisswa Acquisition Master Fund Ltd., which are investment funds managed by Pine River. The Company is required to maintain a resale registration statement for the warrants and common stock issuable upon exercise thereof that are held by the founders, Nisswa Master Fund Ltd., and Nisswa Acquisition Master Fund Ltd.

Note 17. Subsequent Events
Events subsequent to March 31, 2011 were evaluated through the date these financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Forward-Looking Statements
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

We follow the fair value hierarchy set forth above in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we will attempt to obtain Level 2 inputs, observable market prices in inactive markets or derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs and independent pricing service models to estimate fair value measurements. At March 31, 2011, approximately 89.8% of total assets, or $3.3 billion, and $2.2 million of total liabilities consisted of financial instruments recorded at fair value. As of March 31, 2011, we had $9.1 million of total assets reported at fair value using Level 3 inputs. See Note 8 to the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.
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
For the three months ended March 31, 2011, our unrealized fair value gains on interest rate swap agreements, which are accounted for as derivatives trading instruments under GAAP, positively affected our financial results. The change in fair value of the interest rate swaps was a result of changes to LIBOR and corresponding counterparty borrowing rates during the three months ended March 31, 2011. Our financial results for the three months ended March 31, 2011 were favorably affected by unrealized fair value gains on certain U.S. Treasuries classified as trading instruments due to their short-term investment objectives. In addition, our financial results were favorably affected by certain other derivative instruments entered into by us in the first three months of 2011 that were accounted for as trading derivative instruments, i.e., TBAs, credit default swaps and inverse interest-only securities. Any temporary change in the fair value of our available-for-sale securities is recorded as a component of accumulated other comprehensive income and does not impact our earnings.
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

Market Conditions and Outlook
The first three months of 2011 continued to experience regulatory developments in an effort to stabilize economic conditions and increase liquidity in the financial markets. Most recently, in a February 2011 report released by the Department of Treasury and the Department of Housing and Urban Development, three paths were outlined to reform the GSEs, all of which could drastically change the landscape of the U.S. mortgage market. Again, while the reform could take several years to implement, we do expect that there will be opportunities for RMBS investors in 2011 as this develops.
We believe our blended Agency and non-Agency strategies, and our investing expertise, will allow us to navigate the dynamic characteristics of the RMBS environment while these and any future regulatory efforts take shape. Having a diversified portfolio allows us to balance risks, including the volatility and impacts generated by uncertainty in interest rates, changes in prepayments, changes in home prices and homeowner default rates.
We expect that the majority of our assets will remain in whole-pool Agency RMBS, due to the long-term attractiveness of the asset class and the need to preserve our exemption under the 1940 Act. Interest-only Agency securities also provide a complementary investment and risk-management strategy to our principal and interest Agency bond investments. Risk-adjusted returns in our Agency RMBS portfolio may decline if we are required to pay higher purchase premiums due to lower interest rates or additional liquidity in the market.
The following table provides the carrying value of our RMBS portfolio by product type:

(dollars in thousands)	March 31, 2011		December 31, 2010
Agency Bonds
Fixed Rate Bonds	$2,093,520	72.6%	$746,957	55.1%
Hybrid ARMs	264,468	9.2%	269,512	19.9%
Total Agency	2,357,988	81.8%	1,016,469	75.0%
Non-Agency Bonds
Senior Bonds	426,495	14.8%	268,161	19.8%
Mezzanine Bonds	98,509	3.4%	69,775	5.2%
Total Non-Agency	525,004	18.2%	337,936	25.0%
Total	$2,882,992		$1,354,405

Prepayment speeds and volatility due to interest rates
We do not expect housing prices to fully stabilize in 2011 and this, combined with persistently high unemployment rates, housing inventory increases and the potential end of government support, leads us to expect that there will not be a significant increase in prepayment speeds in 2011. Nonetheless, we believe our portfolio approach is well positioned to respond to a variety of market scenarios.
Although we are unable to predict the movement in interest rates for the remainder of 2011 and beyond, our blended Agency and non-Agency portfolio strategy is intended to generate attractive yields with a low level of sensitivity to yield curve, prepayments and interest rate cycles. Our portfolio has a mixture of fixed and hybrid/adjustable rate terms, which we use to manage interest rate risk.
Our Agency bond portfolio is subject to inherent prepayment risk: generally, a decline in interest rates that leads to rising prepayment speeds will cause the market value of our interest-only securities to deteriorate, but will cause the market value of our fixed coupon Agency pools to increase. The inverse relationship occurs when interest rates increase and prepayments slow. We hold a portfolio of Agency securities, which includes bonds with explicit prepayment protection, low loan balances (securities collateralized by loans of less than or equal to $175,000 in principal), high loan-to-value, or LTV, ratios (securities collateralized by loans with greater or equal to 80% LTV), and seasoned bonds reflecting less prepayment risk due to previously experienced high levels of refinancing. We believe these bond characteristics reduce the prepayment risk to the portfolio. We also hold low coupon 15-year pools purchased at a discount to par value, which would benefit from rising prepayment speeds.
The following table provides the carrying value of our Agency bond portfolio by vintage and prepayment protection:

	As of March 31, 2011
(dollars in thousands)	Fixed Rate	Hybrid ARMs	Total Agency RMBS
Pre-pay lock-out or penalty-based	$213,534	$46,173	$259,707	11%
Lower loan balances	743,711	—	743,711	32%
High LTV	211,089	—	211,089	9%
Seasoned (2005 and prior vintages)	179,792	161,487	341,279	14%
2006 and subsequent vintages	131,088	56,808	187,896	8%
2006 and subsequent vintages - Discount	614,306	—	614,306	26%
Total	$2,093,520	$264,468	$2,357,988	100%

We offset a portion of the Agency exposure to prepayment speeds through our non-Agency portfolio. Our non-Agency bond yields are expected to increase if prepayment rates on such assets exceed our prepayment assumptions. To the extent that prepayment speeds increase due to macroeconomic factors, we expect to benefit from the ability to recognize the income from the heavily discounted bond prices that principally arose from credit or payment default expectations.
The following table provides discount information on our non-Agency bond portfolio:

	As of March 31, 2011
(in thousands)	Senior	Mezzanine	Total
Face Value	$706,164	$184,746	$890,910
Unamortized discount
Designated credit reserve	(175,366)	(58,099)	(233,465)
Unamortized net discount	(123,348)	(34,763)	(158,111)
Amortized Cost	$407,450	$91,884	$499,334

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
Counterparty exposure and leverage ratio
We monitor counterparty exposure in our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well capitalized organizations and we attempt to manage our cash balances across these organizations to reduce our exposure to a single counterparty.
In relation to our lending counterparties, we have entered into repurchase agreements with 19 counterparties as of the date of this filing. As of March 31, 2011, we had a debt to equity ratio of 3.8 times. As of March 31, 2011, we had approximately $5.8 million of unpledged Agency securities and $17.7 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity of approximately $15.1 million. If borrowing rates and collateral requirements change in the next three quarters of 2011, we believe we are subject to less earnings volatility than a more levered organization.

Summary of Results of Operations and Financial Condition
Our reported GAAP net income attributable to common stockholders was $22.4 million ($0.49 per diluted share) for the three months ended March 31, 2011 as compared to a GAAP net income attributable to common stockholders of $5.3 million ($0.40 per diluted share) for the three months ended March 31, 2010.
Our Adjusted GAAP earnings for the three months ended March 31, 2011 was $17.9 million ($0.39 per diluted share). Our GAAP results for the three months ended March 31, 2011 included changes in unrealized fair value gains and losses, net of tax, of $4.5 million, on our interest rate swaps and swaptions, utilized to economically hedge interest rate risk associated with these short-term LIBOR-based repurchase agreements and available-for-sale securities for which we have not elected to apply cash flow hedge accounting. As a result, and in order to facilitate comparison to many of our peers, we have included Adjusted GAAP earnings, a non-GAAP measure, which excludes the change in unrealized fair value gains and losses, net of tax, associated with these interest rate swaps and swaptions. A reconciliation between GAAP net income and Adjusted GAAP earnings is provided in the following tables.
On March 2, 2011, we declared a dividend of $0.40 per diluted share. Our GAAP book value per diluted common share was $9.90 at March 31, 2011, an increase from $9.44 book value per diluted common share at December 31, 2010.

The following table presents the components of our net income for the three months ended March 31, 2011 and 2010:

	Three Months Ended
(in thousands, except share data)	March 31,
Income Statement Data:	2011	2010

Interest income:
Available-for-sale securities	$19,535	$6,153
Trading securities	272	—
Cash and cash equivalents	63	6
Total interest income	19,870	6,159
Interest expense	2,499	518
Net interest income	17,371	5,641
Other income:
Gain on sale of investment securities, net	1,539	1,197
Gain (loss) on interest rate swap and swaption agreements	1,939	(1,547)
Gain on other derivative instruments	5,347	946
Total other income	8,825	596
Expenses:
Management fees	1,550	457
Other operating expenses	1,512	987
Total expenses	3,062	1,444
Net income before income taxes	23,134	4,793
Benefit from (provision for) income taxes	(757)	534
Net income attributable to common stockholders	$22,377	$5,327
Basic and diluted earnings per weighted average common share	$0.49	$0.40
Dividends declared per common share	$0.40	$0.36
Basic and diluted weighted average number of shares of common stock	45,612,376	13,401,368

Balance Sheet Data:	March 31, 2011	December 31, 2010
Available-for-sale securities	$2,882,992	$1,354,405
Total assets	$3,662,704	$1,797,432
Repurchase agreements	$2,616,031	$1,169,803
Total stockholders' equity	$685,568	$382,448

(in thousands, except share data)	Three Months Ended
Reconciliation of net income attributable to common	March 31,
stockholders to Adjusted GAAP Earnings	2011	2010

Net income attributable to common stockholders	$22,377	$5,327

Adjustments to GAAP Net Income:
Unrealized (gain)/loss, net of tax, on interest rate swap and swaptions economically hedging repurchase agreements and available-for-sale securities (1)	(4,502)	745

Adjusted GAAP Earnings	$17,875	$6,072

Weighted average shares outstanding - diluted	45,612,376	13,401,368

Adjusted GAAP Earnings per weighted average share outstanding - diluted	$0.39	$0.45
____________________

(1)	Amounts include tax expense of $0.1 million for the three months ended March 31, 2011 and tax benefit of $0.4 million for the three months ended March 31, 2010.

Results of Operations
The following analysis focuses on the results generated during the three months ended March 31, 2011 and 2010.
Interest Income and Average Portfolio Yield
For the three months ended March 31, 2011, we recognized $19.5 million of interest income from our Agency and non-Agency RMBS portfolio. Our RMBS portfolio's average amortized cost of securities was approximately $1.7 billion for the three months ended March 31, 2011, resulting in an annualized net yield of approximately 4.7%. For the three months ended March 31, 2010, we recognized $6.2 million of interest income from our Agency and non-Agency RMBS portfolio. Our RMBS portfolio's average amortized cost of securities was approximately $501.1 million for the three months ended March 31, 2010, resulting in an annualized net yield of approximately 4.9%.
For the three months ended March 31, 2011, we recognized $7.8 million of net premium amortization on our Agency RMBS, including our interest-only securities. This resulted in an overall net asset yield of approximately 3.1% on our Agency RMBS. For the three months ended March 31, 2011, we recognized $5.4 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 9.7%. For the three months ended March 31, 2010, we recognized $2.5 million of net premium amortization on our Agency RMBS, including our interest-only securities. This resulted in an overall net asset yield of approximately 3.6% on our Agency RMBS. For the three months ended March 31, 2010, we recognized $1.1 million of accretion income from the discounts on our non-Agency portfolio, resulting in an overall net yield of approximately 10.6%. The decrease in gross and net yield for the non-Agency portfolio across comparative periods is due primarily to the deployment of new capital in non-Agency RMBS with lower stated coupons and the overall strengthening in non-Agency RMBS market prices in 2010.
The following table presents the components of the net yield earned by investment type on our RMBS portfolio as a percentage of our average amortized cost of securities (ratios for the periods have been annualized):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Agency	Non-Agency	Consolidated	Agency	Non-Agency	Consolidated
Gross Yield/Stated Coupon	5.6%	4.3%	5.3%	6.1%	5.9%	6.0%
Net accretion/amortization of discount/premium	(2.5)%	5.4%	(0.6)%	(2.5)%	4.7%	(1.1)%
Net Yield	3.1%	9.7%	4.7%	3.6%	10.6%	4.9%
____________________

(1)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following tables provide the components of interest income and net asset yield detail by investment type on our RMBS portfolio:

	Three Months Ended March 31, 2011
(dollars in thousands)	Average Amortized Cost	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income	Net Asset Yield
Agency	$1,274,928	$17,749	$(7,843)	$9,906	3.1%
Non-Agency	393,387	4,253	5,376	9,629	9.7%
Total	$1,668,315	$22,002	$(2,467)	$19,535	4.7%

	Three Months Ended March 31, 2010
(dollars in thousands)	Average Amortized Cost	Coupon Interest	Net (Premium Amortization)/ Discount Accretion	Interest Income	Net Asset Yield
Agency	$406,951	$6,181	$(2,517)	$3,664	3.6%
Non-Agency	94,162	1,388	1,101	2,489	10.6%
Total	$501,113	$7,569	$(1,416)	$6,153	4.9%

For the three months ended March 31, 2011, we also recognized $0.3 million of interest income associated with our trading U.S. Treasuries, or approximately 0.5% annualized net yield on average amortized cost. We did not hold any U.S. Treasuries for the three months ended March 31, 2010.
Interest Expense and the Cost of Funds
For the three months ended March 31, 2011, we recognized $2.3 million in interest expense on our borrowed funds collateralized by RMBS. For the same three month period, our average outstanding balance under repurchase agreements to fund RMBS was approximately $1.5 billion, an increase from first quarter 2010 due to our offering proceeds and allocation of additional capital to leverage our RMBS portfolio. Our leverage ratio on our RMBS portfolio as of March 31, 2011 combined with low LIBOR rates, resulted in an average cost of funds of 0.6% on an annualized basis. For the three months ended March 31, 2010, we recognized $0.5 million in interest expense on our borrowed funds collateralized by RMBS. For the same three months ended, our average outstanding balance under repurchase agreements to fund RMBS was approximately $428.6 million, resulting in an average cost of funds on our RMBS of 0.5% on an annualized basis.
For the three months ended March 31, 2011, we also recognized $0.2 million of interest expense associated with the financing of our U.S. Treasuries and Agency inverse interest-only derivatives, or an average cost of funds of approximately 0.4% on an annualized basis. The additional funds borrowed during the three months ended March 31, 2011 resulted in an overall debt-to-equity ratio of 3.8:1.0, largely driven by the borrowings to fund the U.S. Treasuries and increased capital allocation to Agency RMBS. We did not hold any U.S. Treasuries for the three months ended March 31, 2010.
Net Interest Income
For the three months ended March 31, 2011, our net interest income on our RMBS AFS portfolio was $17.2 million resulting in a net interest spread of approximately 4.1%. For the three months ended March 31, 2010, our net interest income on our RMBS AFS portfolio was $5.6 million resulting in a net interest spread of approximately 4.4%.
The following table provides the interest income and expense incurred in the three months ended March 31, 2011 and March 31, 2010:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average available-for-sale
securities held (1)	$1,274,928	$393,387	$1,668,315	$406,951	$94,162	$501,113
Total interest income	$9,906	$9,629	$19,535	$3,664	$2,489	$6,153
Yield on average investment securities	3.1%	9.8%	4.7%	3.6%	10.6%	4.9%
Average balance of repurchase
agreements	$1,214,210	$260,005	$1,474,215	$392,001	$36,553	$428,554
Total interest expense (2) (3)	$1,044	$1,247	$2,291	$351	$167	$518
Average cost of funds	0.3%	1.9%	0.6%	0.4%	1.8%	0.5%
Net interest income	$8,862	$8,382	$17,244	$3,313	$2,322	$5,635
Net interest rate spread	2.8%	7.9%	4.1%	3.2%	8.8%	4.4%
____________________

(1)	Excludes change in realized and unrealized gains/(losses).

(2)	Cost of funds by investment type is based off the underlying investment type of the RMBS AFS assigned as collateral.

(3)
Cost of funds does not include accrual and settlement of interest associated with interest rate swaps. In accordance with GAAP, those costs are included in gain (loss) on interest rate swap and swaption agreements in the consolidated statement of income.

Gain on Investment Securities, Net
For the three months ended March 31, 2011 and 2010, we sold AFS and trading securities for $270.9 and $10.4 million with an amortized cost of $269.8 and $9.2 million, for a net realized gain of $1.1 and $1.2 million, respectively, which included sales of U.S. Treasuries with an amortized cost of $200.0 million for the three months ended March 31, 2011. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that our management believes might have higher risk-adjusted returns.
During the three months ended March 31, 2011, we recognized unrealized losses on our U.S. Treasury trading securities held as of March 31, 2011 of $0.4 million. We did not hold any U.S. Treasuries classified as trading securities during the three months ended March 31, 2010.
We review each of our securities on a quarterly basis to determine if an OTTI charge would be necessary. For the three months ended March 31, 2011 and 2010, we did not recognize any losses from other-than-temporary impairments.
Gain (loss) on Interest Rate Swap and Swaption Agreements
For the three months ended March 31, 2011 and 2010, we recognized $3.2 million and $0.4 million of expenses for the accrual and/or settlement of the net interest expense associated with the interest rate swaps. The expenses result from paying a fixed interest rate on an average 1.3 billion and 144.4 million notional, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements and funding costs and receiving LIBOR interest.
During the three months ended March 31, 2011, we terminated four notional interest rate swap and swaption positions of 350.0 million. Upon settlement of the early terminations, we paid $0.4 million in full settlement of our net interest spread liability and $1.3 million in realized gains on the swaps, including any early termination penalty. We elected to terminate the swaps to reduce our cost of financing and align with our investment portfolio.
Also, included in our financial results for the three months ended March 31, 2011 and 2010 was the recognition of a change in unrealized valuation gains of $3.8 million and losses of $1.1 million, respectively, on our interest rate swap and swaption agreements that were accounted as trading instruments. The increase in the two- and three-year swap rates during the three months ended March 31, 2011 resulted in the overall favorable market value movement over the three month period.
The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

(in thousands)	Three Months Ended March 31,
	2011	2010
Net interest spread	$(3,152)	$(419)
Early termination gains	1,253	—
Change in unrealized gain on interest rate swap and swaption agreements, at fair value	3,838	(1,129)
Gain (loss) on interest rate swap and swaption agreements	$1,939	$(1,548)

Gain on Other Derivative Instruments
Included in our financial results for the three months ended March 31, 2011 and 2010 was the recognition of $5.3 and $0.9 million of gains on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs and inverse interest-only securities. Included within these three months ended March 31, 2011 and 2010 results, we recognized $2.9 million of interest income, net of accretion, and $0.5 million of accretion, net of interest income on inverse interest-only securities on an average amortized cost basis of $53.3 and $0.3 million, respectively. The remainder represented realized and unrealized net gains on other derivative instruments. As these derivative instruments are considered trading instruments, the financial results include both realized and unrealized gains (losses) associated with these instruments.

Expenses
Management Fees
We incurred management fees of $1.6 and $0.5 million for the three months ended March 31, 2011 and 2010, which are payable to PRMC Advisers under our management agreement. The management fee is calculated based on our stockholders' equity.
Other Operating Expenses
For the three months ended March 31, 2011, we recognized $1.5 million of other operating expenses compared to $1.0 million of expenses for the same period in 2010.
The following table provides other operating expenses as a percentage of average equity for the three month periods presented:

(dollars in thousands)	Other Operating Expenses	Other Operating Expenses/Average Equity
	(Ratios for the quarter have been annualized)
For the Three Months Ended March 31, 2011	$1,512	1.3%
For the Three Months Ended March 31, 2010	$987	3.2%

Our other operating expenses as a percentage of average equity for the three months ended March 31, 2011 was 1.3%. The favorable decrease of our operating expense ratio since the first three months of 2010 resulted from the additional capital raised upon completion of our secondary common stock offerings. See Note 12 of the Notes to the Consolidated Financial Statements.
Income Taxes
For the three months ended March 31, 2011, we have recognized $0.8 million of income tax expenses related to both current and deferred income tax losses in our TRS. Our effective tax rate for the three months ended March 31, 2011 was an expense of 3.3%.
For the three months ended March 31, 2011, we have recognized $0.4 million of deferred tax benefit related to unrealized gains on derivative instruments, and $0.1 million of deferred tax expense related to unrealized gains on U.S. Treasuries held in our TRS.
For the three months ended March 31, 2011, we have recognized current federal tax benefit of $0.3 million due to realized gains and losses on U.S. Treasuries and derivative instruments.
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
The table below summarizes certain characteristics of our Agency available-for-sale securities at March 31, 2011:

	March 31, 2011
(dollars in thousands, except purchase price)	Principal/Current Face	Net (Discount)/ Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price

Principal and interest
securities:
Fixed	$1,946,198	$42,834	$1,989,032	$7,152	$(7,141)	$1,989,043	4.22%	$102.53
Hybrid/ARM	248,662	13,405	262,067	2,484	(83)	264,468	4.44%	$105.97
Total P&I Securities	2,194,860	56,239	2,251,099	9,636	(7,224)	2,253,511	4.25%	$102.93
Interest-only securities
Fixed	607,243	(519,473)	87,770	5,260	(1,806)	91,224	5.23%	$15.76
Fixed Other (1)	193,579	(180,524)	13,055	285	(87)	13,253	1.37%	$7.04
Total	$2,995,682	$(643,758)	$2,351,924	$15,181	$(9,117)	$2,357,988
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

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS owned by us as of March 31, 2011, on an annualized basis, was 6.3%.
The following table summarizes the number of months until the next re-set for our floating or adjustable rate Agency RMBS mortgage portfolio at March 31, 2011:

(in thousands)	Carrying Value
0-12 months	$209,133
13-36 months	20,157
37-60 months	6,910
Greater than 60 months	28,268
Total	$264,468

Non-Agency RMBS
Our non-Agency RMBS portfolio is comprised of senior and mezzanine tranches of mortgage-backed securities. The following table provides investment information on our non-Agency RMBS as of March 31, 2011:

	As of March 31, 2011
(in thousands)	Principal/Current Face	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Senior	$706,164	$(123,348)	$(175,366)	$407,450	$21,287	$(2,242)	$426,495
Mezzanine	184,746	(34,763)	(58,099)	91,884	8,354	(1,729)	98,509
Total	$890,910	$(158,111)	$(233,465)	$499,334	$29,641	$(3,971)	$525,004

The following tables present certain information detailed by investment type and their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at March 31, 2011:

	At March 31, 2011
Non-Agency Principal and Interest (P&I) RMBS Characteristics	Senior Bonds	Mezzanine Bonds	Total P&I Bonds
Carrying Value (in thousands)	$426,109	$98,509	$524,618
% of Non-Agency Portfolio	81.2%	18.8%	100.0%
Average Price	$62.77	$58.30	$61.91
Average Coupon	3.0%	1.6%	2.7%
Average Fixed Coupon	5.7%	5.9%	5.7%
Average Floating Coupon	2.1%	0.9%	1.1%
Average Hybrid Coupon	4.7%	5.3%	4.8%
Collateral Attributes
Avg Loan Age (months)	59	72	61
Avg Original Loan-to-Value	80.5%	80.1%	80.4%
Avg Original FICO (1)	670	661	668
Current Performance
60+ day delinquencies	41.3%	29.5%	39.0%
Average Credit Enhancement (2)	23.6%	25.6%	23.9%
3-Month CPR (3)	3.2%	3.8%	3.4%
____________________

(1)	FICO represents a mortgage industry accepted credit score of a borrower, which was developed by Fair Isaac Corporation.

(2)	Average credit enhancement remaining on our non-Agency RMBS portfolio, which is the average amount of protection available to absorb future credit losses due to defaults on the underlying collateral.

(3)
3-Month CPR is reflective of the prepayment speed on the underlying securitization; however, it does not necessarily indicate the proceeds received on our investment tranche. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

Non-Agency RMBS Characteristics	March 31, 2011
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Prime	$14,218	3.3%	$3,101	3.2%	$17,319	3.3%
Alt-A	76,011	17.8%	9,178	9.3%	85,189	16.2%
POA	146,647	34.4%	22,574	22.9%	169,221	32.3%
Subprime	189,233	44.5%	63,656	64.6%	252,889	48.2%
	$426,109	100.0%	$98,509	100.0%	$524,618	100.0%

Non-Agency RMBS Characteristics	March 31, 2011
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Coupon Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$96,489	22.6%	$14,154	14.4%	$110,643	21.1%
Hybrid or Floating	329,620	77.4%	84,355	85.6%	413,975	78.9%
	$426,109	100.0%	$98,509	100.0%	$524,618	100.0%

Non-Agency RMBS Characteristics	March 31, 2011
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Origination Year	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
2006+	$308,390	72.4%	$19,073	19.4%	$327,463	62.4%
2002-2005	115,893	27.2%	79,109	80.3%	195,002	37.2%
Pre-2002	1,826	0.4%	327	0.3%	2,153	0.4%
	$426,109	100.0%	$98,509	100.0%	$524,618	100.0%

Repurchase Agreements
Our borrowings consist entirely of repurchase agreements collateralized by our pledge of AFS and trading securities, derivative instruments and certain cash balances. Substantially all of our Agency RMBS are currently pledged as collateral, and the majority of our non-Agency RMBS has been pledged. As of March 31, 2011, our debt-to-equity ratio was 3.8:1.0. Our debt-to-equity ratio includes the debt collateralized by our U.S. Treasuries and Agency derivatives. Our debt-to-equity ratio for RMBS and Agency derivatives only was 3.4:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
As of March 31, 2011, the term to maturity of our borrowings ranged from four days to over six months. The weighted average original term to maturity of our borrowings collateralized by RMBS was 81 days at March 31, 2011. At March 31, 2011, the weighted average cost of funds for all our repurchase agreements was 0.54%.

(dollars in thousands)	March 31, 2011		December 31, 2010
Collateral Type	Amount Outstanding	Weighted Average	Amount Outstanding	Weighted Average
U.S. Treasuries	$298,875	0.22%	$198,750	0.28%
Agency RMBS	1,929,297	0.33%	745,861	0.37%
Non-Agency RMBS	326,306	2.02%	201,976	2.05%
Agency derivatives	61,553	0.90%	23,216	1.07%
Total	$2,616,031	0.54%	$1,169,803	0.66%

As of March 31, 2011, our amounts outstanding under repurchase agreements includes $70.8 million of borrowings under the 364-day repurchase facility with Wells Fargo. The facility provides an aggregate maximum borrowing capacity of $75 million and it is set to mature on August 3, 2011, unless extended pursuant to its terms. The facility is collateralized by non-Agency RMBS and its weighted average borrowing rate as of March 31, 2011 was 1.95%.
Equity
As of March 31, 2011, our stockholders' equity was $685.6 million and our diluted book value per share was $9.90. As of December 31, 2010, our stockholders' equity was $382.4 million and our diluted book value per share was $9.44.
The following table provides details of our changes in stockholders' equity from December 31, 2010 to March 31, 2011:

(dollars in thousands, except per share amounts)	Book Value	Book Value Per Diluted Share (2)
Stockholders' equity at December 31, 2010	$382,448	$9.44
GAAP net income:
Core Earnings, net of tax of $0.2 million (1)	14,767	0.21
Realized gains and losses, net of tax	1,887	0.03
Unrealized mark-to-market gains and losses, net of tax	5,723	0.08
Other comprehensive income, net of tax	9,115	0.13
Dividend declaration	(16,200)	(0.23)
Net proceeds from common stock issuance	287,766	0.24
Other	62	—
Stockholders' equity at March 31, 2011	$685,568	$9.90
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
As of March 31, 2011, we held $302.3 million in cash and cash equivalents and $21.5 million in due from counterparties available to support our operations, $3.0 billion of AFS and derivative assets held at fair value, and $2.6 billion of outstanding debt in the form of repurchase agreements (excludes $338.1 million in payables due to broker counterparties for unsettled security purchases). As of March 31, 2011, our debt-to-equity ratio was 3.8:1.0. During the three months ended March 31, 2011, our debt-to-equity ratio increased from 3.1:1.0 to 3.8:1.0, including monies borrowed to finance our investment in U.S. Treasuries. The debt-to-equity ratio funding our RMBS and Agency derivatives increased from 2.5:1:0 to 3.4:1.0 as we completed the investment of our offering proceeds and allocated additional capital to a more leveraged Agency RMBS strategy. We believe the debt-to-equity ratio funding our RMBS and Agency derivatives is the most meaningful leverage measure as U.S. Treasuries are viewed to be highly liquid in nature.
As of March 31, 2011, we had approximately $5.8 million of unpledged Agency securities and $17.7 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity of approximately $15.1 million. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and collateral requirements change in the next three quarters of 2011, we believe we are subject to less earnings volatility than a more leveraged organization.
We have not experienced any restrictions to our funding sources in 2011 and generally witnessed an increasing amount of available liquidity in the RMBS marketplace. We expect ongoing sources of financing to be primarily repurchase agreements and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. We may deploy, on a debt-to-equity basis, up to ten times leverage on our Agency RMBS assets. We also deploy some leverage on our non-Agency RMBS assets utilizing repurchase agreements as the source of financing.
We have master repurchase agreements in place with 19 counterparties and continue to evaluate further counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our counterparties (lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
For the three months ended March 31, 2011, we have continued to maintain our repurchase agreement with Wells Fargo Bank, National Association, or Wells Fargo. The repurchase agreement serves as a repurchase facility used from time to time to finance certain of our non-Agency securities held in our RMBS portfolio with Wells Fargo pursuant to its terms. The Wells Fargo repurchase agreement provides for a 364-day term with an aggregate maximum borrowing capacity of $75 million and it is set to mature on August 3, 2011, unless extended pursuant to its terms.
Once an RMBS is financed by Wells Fargo in accordance with the repurchase agreement, the financing is committed for the duration of the facility subject to similar pledged collateral and margin requirements as a standard repurchase agreement discussed above. As part of the repurchase agreement, we are subject to certain financial covenants, which we monitor and comply with on a daily basis. The extended duration of the facility and its terms provide an additional source to manage our liquidity and interest rate risk.
We have guaranteed the obligations of our subsidiary, Two Harbors Asset I, under the Wells Fargo Repurchase Agreements. As a result, we are subject to the following financial covenants, as further detailed by the Guaranty Agreement:

(a)
On any date, the ratio of our Total Indebtedness to our Tangible Net Worth, on a consolidated basis, shall not be greater than 6.00 to 1.00. As of March 31, 2011, our calculated ratio, as defined, was 3.9 to 1.00.

(b)	On any date, the Guarantor's Liquidity, on a consolidated basis, shall not be less than $15.0 million. As of March 31, 2011, our liquidity, as defined, was $158.7 million.

(c)	On any date, the Guarantor's Tangible Net Worth, on a consolidated basis, shall not be less than $150.0 million. As of March 31, 2011, our tangible net worth, as defined, was $685.6 million.
We also serve as guarantor for a number of additional ISDA and repurchase agreements entered into by our subsidiaries in the normal course of business. The covenants noted above are considered the most restrictive of all covenant terms under these agreements. We intend to continue to operate in a manner which complies with all guarantor requirements.
The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of repurchase agreements.

(in thousands)	March 31, 2011	December 31, 2010
Available-for-sale securities, at fair value	$2,521,201	$1,090,598
Trading securities, at fair value	299,262	199,523
Cash and cash equivalents	15,000	14,467
Restricted cash	22,624	11,634
Due from counterparties	11,381	10,508
Derivative assets, at fair value	80,895	30,534
Total	$2,950,363	$1,357,264

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
The following table provides the maturities of our repurchase agreements as of March 31, 2011 and December 31, 2010:

(in thousands)	March 31, 2011	December 31, 2010
Within 30 days	$592,883	$197,286
30 to 59 days	322,605	211,556
60 to 89 days	431,301	117,621
90 to 119 days	560,029	152,433
Over 120 days (1)	410,338	292,157
Open maturity (2)	298,875	198,750
Total	$2,616,031	$1,169,803
____________________

(1)	Over 120 days includes the amounts outstanding under the Wells Fargo 364-day borrowing facility.

(2)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

For the three months ended March 31, 2011, our unrestricted cash balance increased from $163.9 million to $302.3 million. The cash movements can be summarized by the following:

•
Cash flows from operating activities.   For the three months ended March 31, 2011, operating activities increased our cash balances by approximately $13.1 million, primarily driven by our strong interest yield and financial results for the year.

•
Cash flows from investing activities.  For the three months ended March 31, 2011, investing activities reduced our cash balances by approximately $1.6 billion. The reduction was driven by the increase in our RMBS portfolio as we deployed capital from our common stock offerings. Included in this change is an increase in due to counterparties represented by purchased RMBS to be settled in the second quarter of 2011.

•
Cash flows from financing activities.   For the three months ended March 31, 2011, financing activities increased our cash balance by approximately $1.7 billion, resulting from the net borrowings under repurchase agreements to fund our AFS portfolio as well as net proceeds of $287.8 million obtained from our common stock offering.

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
We utilize U.S. Treasuries as well as derivative financial instruments, currently limited to interest rate swaps, swaptions, TBAs, and to a certain extent inverse interest-only securities, as of March 31, 2011, to hedge the interest rate risk associated with our portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We rely on PRCM Advisers' expertise to manage these risks on our behalf. We implement part of our hedging strategy through Capitol, our TRS, which is subject to U.S. federal, state and, if applicable, local income tax.
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
The following table provides the indices of our variable rate assets as of March 31, 2011, based on total carrying value of bonds (dollars in thousands).

	As of March 31, 2011
Index Type	Floating	Hybrid (1)	Total	Index Percentage
CMT	$—	$194,078	$194,078	29%
LIBOR	380,999	67,798	448,797	66%
Other (2)	18,048	17,906	35,954	5%
Total	$399,047	$279,782	$678,829	100%
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
We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at March 31, 2011.
All changes in value are measured as the change from the March 31, 2011 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities, at fair value	$60,370	$33,809	$(39,381)	$(81,684)
As a % of March 31, 2011 equity	8.8%	4.9%	(5.7)%	(11.9)%
Trading securities, at fair value	$4,218	$2,769	$(2,757)	$(5,472)
As a % of March 31, 2011 equity	0.6%	0.4%	(0.4)%	(0.8)%
Derivatives, at fair value, net	$(62,584)	$(33,126)	$33,787	$68,353
As a % of March 31, 2011 equity	(9.1)%	(4.8)%	4.9%	10.0%
Repurchase Agreements	$(1,163)	$(1,163)	$2,423	$4,846
As a % of March 31, 2011 equity	(0.2)%	(0.2)%	0.4%	0.7%
Total Net Assets	$841	$2,289	$(5,928)	$(13,957)
As a % of March 31, 2011 total assets	—%	0.1%	(0.2)%	(0.4)%
As a % of March 31, 2011 equity	0.1%	0.3%	(0.8)%	(2.0)%
	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$528	$528	$(1,463)	$(2,925)
% change in net interest income	0.4%	0.4%	(1.2)%	(2.4)%

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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2011. The analysis presented utilizes assumptions and estimates based on management's judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
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
Given the low interest rates at March 31, 2011, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only bonds purchased at a premium, and accretion of discount on our non-Agency bonds purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
Liquidity Risk
Our liquidity risk is principally associated with our financing of long-maturity assets with short-term borrowings in the form of repurchase agreements. Although the interest rate adjustments of these assets and liabilities fall within the guidelines established by our operating policies, maturities are not required to be, nor are they, matched.
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
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
As of the date of this filing, we are not party to any litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2010, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” in this Quarterly Report on Form 10-Q.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	May 5, 2011	By:	/s/ Thomas Siering
Thomas Siering Chief Executive Officer, President and Director (principal executive officer)
Dated:	May 5, 2011	By:	/s/ Jeffrey Stolt
Jeffery Stolt Chief Financial Officer and Treasurer (principal accounting and financial officer)

Exhibit Number	Exhibit Index
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.