Form 10-Q
period 2011-06-30
Two Harbors Investment Corp.
filed 2011-08-04
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2011
Commission File Number 001-34506
______________________________
TWO HARBORS INVESTMENT CORP.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-0312904
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

601 Carlson Parkway, Suite 150 Minnetonka, Minnesota	55305
(Address of Principal Executive Offices)	(Zip Code)
(612) 629-2500
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of August 4, 2011 there were 140,583,363 shares of outstanding common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Available-for-sale securities, at fair value	$4,500,825	$1,354,405
Trading securities, at fair value	1,022,394	199,523
Cash and cash equivalents	181,909	163,900
Total earning assets	5,705,128	1,717,828
Restricted cash	89,243	22,548
Accrued interest receivable	17,717	5,383
Due from counterparties	—	12,304
Derivative assets, at fair value	190,416	38,109
Other assets	5,433	1,260
Total Assets	$6,007,937	$1,797,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$4,827,202	$1,169,803
Derivative liabilities, at fair value	38,892	158
Accrued interest payable	2,870	785
Due to counterparties	199,554	231,724
Accrued expenses and other liabilities	4,921	2,063
Dividends payable	36,911	10,450
Income taxes payable	6	1
Total liabilities	5,110,356	1,414,984
Stockholders’ Equity
Preferred stock, par value $0.01per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01per share; 450,000,000 shares authorized and 92,277,991 and 40,501,212 shares issued and outstanding, respectively	923	405
Additional paid-in capital	889,679	366,974
Accumulated other comprehensive income	46,248	22,619
Cumulative earnings	51,413	30,020
Cumulative distributions to stockholders	(90,682)	(37,570)
Total stockholders’ equity	897,581	382,448
Total Liabilities and Stockholders’ Equity	$6,007,937	$1,797,432

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Interest income:
Available-for-sale securities	$39,959	$9,088	$59,494	$15,241
Trading securities	805	—	1,077	—
Cash and cash equivalents	64	37	127	43
Total interest income	40,828	9,125	60,698	15,284
Interest expense	3,863	863	6,362	1,381
Net interest income	36,965	8,262	54,336	13,903
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(294)	—	(294)	—
Non-credit portion of loss recognized in other comprehensive income (loss)	—	—	—	—
Net other-than-temporary credit impairment losses	(294)	—	(294)	—
Other income:
Gain on investment securities, net	3,189	834	4,728	2,031
Loss on interest rate swap and swaption agreements	(50,808)	(4,054)	(48,869)	(5,601)
Gain on other derivative instruments	9,766	152	15,113	1,098
Total other income	(37,853)	(3,068)	(29,028)	(2,472)
Expenses:
Management fees	2,728	748	4,278	1,205
Other operating expenses	2,155	1,132	3,667	2,119
Total expenses	4,883	1,880	7,945	3,324
Net (loss) income before income taxes	(6,065)	3,314	17,069	8,107
Benefit from income taxes	5,081	774	4,324	1,308
Net (loss) income attributable to common stockholders	$(984)	$4,088	$21,393	$9,415
Basic and diluted (loss) earnings per weighted average common share	$(0.01)	$0.18	$0.35	$0.52
Dividends declared per common share	$0.40	$0.33	$0.80	$0.69
Basic and diluted weighted average number of shares of common stock	77,101,606	22,466,691	61,443,978	17,959,072

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders' Equity
				(unaudited)
Balance, January 1, 2010	13,401,368	$134	$131,756	$(950)	$(5,735)	$(3,484)	$121,721
Net income	—	—	—	—	9,415	—	9,415
Net change in unrealized gain on available-for-sale securities	—	—	—	2,772	—	—	2,772
Total other comprehensive income	—	—	—	2,772	—	—	—
Total comprehensive income							12,187
Net proceeds from issuance of common stock, net of offering costs	12,688,381	127	106,699	—	—	—	106,826
Common dividends declared	—	—	—	—	—	(13,446)	(13,446)
Non-cash equity award compensation	36,463	—	65	—	—	—	65
Balance, June 30, 2010	26,126,212	$261	$238,520	$1,822	$3,680	$(16,930)	$227,353

Balance, January 1, 2011	40,501,212	$405	$366,974	$22,619	$30,020	$(37,570)	$382,448
Net income	—	—	—	—	21,393	—	21,393
Net change in unrealized gain on available-for-sale securities	—	—	—	23,629	—	—	23,629
Total other comprehensive income	—	—	—	23,629	—	—	—
Total comprehensive income							45,022
Net proceeds from issuance of common stock, net of offering costs	51,769,180	518	522,558	—	—	—	523,076
Common dividends declared	—	—	—	—	—	(53,112)	(53,112)
Non-cash equity award compensation	7,599	—	147	—	—	—	147
Balance, June 30, 2011	92,277,991	$923	$889,679	$46,248	$51,413	$(90,682)	$897,581

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
	(unaudited)
Cash Flows From Operating Activities:
Net income	$21,393	$9,415
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on RMBS, net	4,693	1,774
Other-than-temporary impairment loss	294	—
Gain on investment securities, net	(4,728)	(2,031)
Loss on termination of interest rate swaps and swaptions	227	—
Unrealized loss on interest rate swaps and swaptions	38,351	4,392
Unrealized gain on other derivative instruments	(5,893)	(396)
Equity based compensation expense	147	65
Net change in:
Increase in accrued interest receivable	(12,334)	(1,177)
Increase in deferred income taxes, net	(4,330)	(1,018)
Increase in prepaid tax asset	—	(142)
Decrease in prepaid and fixed assets	157	453
Increase in accrued interest payable, net	2,085	346
Increase in income taxes payable, net	5	—
Increase in accrued expenses and other liabilities	2,858	1,392
Net cash provided by operating activities	42,925	13,073
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(3,338,528)	(706,619)
Proceeds from sales of available-for-sale securities	95,782	176,090
Principal payments on available-for-sale securities	116,651	50,140
Purchases of other derivative instruments	(165,831)	(38,896)
Proceeds from sales of other derivative instruments	19,572	24,266
Purchases of trading securities	(1,319,959)	—
Proceeds from sales of trading securities	500,133	—
Decrease in due to/from counterparties, net	(19,866)	(15,887)
Increase in restricted cash	(66,695)	(9,734)
Net cash used in investing activities	(4,178,741)	(520,640)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	8,283,571	1,651,661
Principal payments on repurchase agreements	(4,626,172)	(1,197,275)
Proceeds from issuance of common stock, net of offering costs	523,076	106,826
Dividends paid on common stock	(26,650)	(8,309)
Net cash provided by financing activities	4,153,825	552,903
Net increase in cash and cash equivalents	18,009	45,336
Cash and cash equivalents at beginning of period	163,900	26,105
Cash and cash equivalents at end of period	$181,909	$71,441
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4,277	$1,035
Cash paid for taxes	$1	$—
Non-Cash Financing Activity:
Dividends declared but not paid at end of period	$36,911	$8,622
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements

Note 1. Organization and Operations
Two Harbors Investment Corp., or the Company, is a Maryland corporation focused on investing in, financing and managing residential mortgage-backed securities, or RMBS, residential mortgage loans and other financial assets. The Company is externally managed and advised by PRCM Advisers LLC, a subsidiary of Pine River Capital Management L.P., or Pine River, a global multi-strategy asset management firm. The Company's common stock is listed on the NYSE and its warrants are listed on the NYSE Amex under the symbols “TWO” and “TWO.WS,” respectively.
On May 18, 2011, the Company announced that it had taken the first step toward setting up a securitization issuance program by partnering with Barclays Bank PLC, or Barclays, to close on a $100 million mortgage loan warehouse facility, or Barclays facility, subject to future increase. The Barclays facility will be used to aggregate prime jumbo residential mortgage loans that the Company will acquire from select mortgage loan originators with whom the Company has chosen to build strategic relationships, including those with a nationwide presence. The Company is targeting a $250 million deal size for its initial securitization, with Barclays Capital acting as underwriter. As of June 30, 2011, the Company has neither purchased any mortgage loan assets nor established the securitization program as a distinct operational business segment. As anticipated, the Company's initiatives in the three months ended June 30, 2011 focused on establishing underwriting guidelines and originator relationships, addressing regulatory requirements and building an infrastructure to support a sustainable issuance program.
The Company has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with its initial taxable period ended December 31, 2009. As long as the Company continues to comply with a number of requirements under federal tax law and maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income tax to the extent that the Company distributes its taxable income to its stockholders on an annual basis and does not engage in prohibited transactions. Certain activities the Company performs may cause us to earn income which will not be qualifying income for REIT purposes. For these activities, the Company utilizes its taxable REIT subsidiaries, which are subject to U.S. federal income tax.

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2011 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2011 should not be construed as indicative of the results to be expected for the full year.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

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
Comprehensive Income
In June 2011, the Financial Accounting Standards Board issued ASU No. 2011-05, Comprehensive Income (Topic 220), and Amendments to IAS 1, Presentation of Financial Statements, which provides guidance on the presentation of other comprehensive income, or OCI. The amendment requires companies to present OCI separately in the statement of operations and comprehensive income rather than include in the statement of stockholders' equity. The components of OCI have not changed. ASU 2011-05 is effective for the first interim or annual period beginning on or after December 15, 2011. The impact of adopting this ASU will not have a material impact on the Company's consolidated financial condition or results of operations.

Note 3. Available-for-Sale Securities, at Fair Value
The following table presents the Company's available-for-sale, or AFS, investment securities by collateral type, which were carried at their fair value as of June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011	December 31, 2010
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$1,125,267	$396,888
Federal National Mortgage Association	1,870,784	556,609
Government National Mortgage Association	748,498	62,972
Non-Agency	756,276	337,936
Total mortgage-backed securities	$4,500,825	$1,354,405

At June 30, 2011 and December 31, 2010, the Company pledged investment securities with a carrying value of $4.1 billion and $1.1 billion, respectively, as collateral for repurchase agreements. See Note 9 - Repurchase Agreements.
At June 30, 2011 and December 31, 2010, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and therefore classified as derivatives.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of June 30, 2011 and December 31, 2010:

	June 30, 2011
(in thousands)	Agency	Non-Agency	Total
Face Value	$4,614,324	$1,416,289	$6,030,613
Unamortized premium	183,528	—	183,528
Unamortized discount
Designated credit reserve	—	(385,741)	(385,741)
Net, unamortized	(1,093,108)	(280,715)	(1,373,823)
Amortized Cost	3,704,744	749,833	4,454,577
Gross unrealized gains	49,586	28,583	78,169
Gross unrealized losses	(9,781)	(22,140)	(31,921)
Carrying Value	$3,744,549	$756,276	$4,500,825

	December 31, 2010
(in thousands)	Agency	Non-Agency	Total
Face Value	$1,306,655	$594,306	$1,900,961
Unamortized premium	41,651	—	41,651
Unamortized discount
Designated credit reserve	—	(145,855)	(145,855)
Net, unamortized	(334,979)	(129,992)	(464,971)
Amortized Cost	1,013,327	318,459	1,331,786
Gross unrealized gains	9,308	21,503	30,811
Gross unrealized losses	(6,166)	(2,026)	(8,192)
Carrying Value	$1,016,469	$337,936	$1,354,405

The following tables present the carrying value of the Company's AFS investment securities by rate type as of June 30, 2011 and December 31, 2010:

	June 30, 2011
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$249,713	$636,364	$886,077
Fixed Rate	3,494,836	119,912	3,614,748
Total	$3,744,549	$756,276	$4,500,825

	December 31, 2010
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$269,512	$245,517	$515,029
Fixed Rate	746,957	92,419	839,376
Total	$1,016,469	$337,936	$1,354,405

When the Company purchases a credit-sensitive AFS security at a significant discount to its face value, the Company often does not amortize into income a significant portion of this discount that the Company is entitled to earn because it

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

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
The following table presents the changes for the six months ended June 30, 2011 and June 30, 2010 of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	Six Months Ended June 30,
	2011			2010
(in thousands)	Designated credit reserve	Unamortized net discount	Total	Designated credit reserve	Unamortized net discount	Total
Beginning balance at January 1	$(145,855)	$(129,992)	$(275,847)	$(50,187)	$(41,050)	$(91,237)
Acquisitions	(249,153)	(168,684)	(417,837)	(67,131)	(61,124)	(128,255)
Accretion of net discount	—	12,409	12,409	—	3,570	3,570
Realized credit losses	1,242	—	1,242	956	8	964
Reclassification adjustment for other-than-temporary impairments	(294)	—	(294)	—	—	—
Transfers from (to)	66	(66)	—	2,287	(2,287)	—
Sales, calls, other	8,253	5,618	13,871	17,465	12,584	30,049
Ending balance at June 30	$(385,741)	$(280,715)	$(666,456)	$(96,610)	$(88,299)	$(184,909)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of June 30, 2011 and December 31, 2010. At June 30, 2011, the Company held 862 AFS securities, of which 241 were in an unrealized loss position for less than twelve consecutive months and 15 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2010, the Company held 373 AFS securities, of which 108 were in an unrealized loss position for less than twelve months and 5 were in an unrealized loss position for more than twelve consecutive months.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2011	$1,244,106	$(31,433)	$4,526	$(488)	$1,248,632	$(31,921)
December 31, 2010	$310,445	$(7,183)	$1,405	$(1,009)	$311,850	$(8,192)

Evaluating AFS Securities for Other-than-Temporary Impairments
The Company has adopted the provisions of ASC 320 to evaluate AFS securities for OTTI. This evaluation requires us to determine whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows, an other-than-temporary credit impairment has occurred. If the Company does not intend to sell and is not more likely than not required to sell the security, the credit loss is recognized in earnings and the balance of the unrealized loss is recognized in other comprehensive income (loss). If the Company intends to sell the security or will be more likely than not required to sell the security, the full unrealized loss is recognized in earnings.
The Company recorded a $0.3 million other-than-temporary credit impairment during the quarter ended June 30, 2011

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

on one non-Agency RMBS where the future expected cash flows was less than its amortized cost. As of June 30, 2011, the impaired security had cumulative losses of 37.2%, three-month prepayment speed of 0.11, 60+ day delinquency of 14.1% of the pool balance, and weighted average FICO score of 691.
The following table presents the OTTI included in earnings as of June 30, 2011 and June 30, 2010:

(in thousands)	June 30, 2011	June 30, 2010
Cumulative credit loss beginning balance	$—	$—
Additions:
Other-than-temporary impairments not previously recognized	(294)	—
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	—	—
Cumulative credit loss ending balance	$(294)	$—

Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain on investment securities, net in the Company's consolidated statements of income. For the three and six months ended June 30, 2011, the Company sold AFS securities for $24.4 million and $95.8 million with an amortized cost of $24.3 million and $94.1 million, for a net realized gain of $0.1 million and $1.7 million, respectively.
The following table presents the gross realized gains and losses on sales of AFS securities for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Gross realized gains	$141	$1,085	$1,949	$2,306
Gross realized losses	(95)	(252)	(265)	(276)
Total realized gains (losses) on sales, net	$46	$833	$1,684	$2,030

Note 4. Trading Securities, at Fair Value
During the six months ended June 30, 2011, the Company acquired and sold U.S. Treasuries in its taxable REIT subsidiary and classified these securities as trading instruments due to its short-term investment objectives. As of June 30, 2011 and December 31, 2010, the Company held U.S. Treasuries with an amortized cost of $1.0 billion and $200.0 million and a fair value $1.0 billion and $199.5 million, respectively, classified as trading securities. The unrealized gains and losses included within trading securities was a positive $1.8 million as of June 30, 2011 and a negative $0.5 million as of December 31, 2010.
For the three and six months ended June 30, 2011, the Company sold trading securities for $300.6 million and $500.1 million with an amortized cost of $299.4 million and $499.4 million resulting in realized gains of $1.2 million and $0.7 million, respectively, on the sale of these investment securities. For the three and six months ended June 30, 2011, trading securities experienced unrealized gains of $1.9 million and $2.3 million, respectively. Both realized and unrealized gains are recorded as a component of gains on investment securities, net in the Company's consolidated statement of income.
At June 30, 2011, the Company pledged trading securities with a carrying value of $1.0 billion as collateral for repurchase agreements. See Note 9 - Repurchase Agreements.

Note 5. Restricted Cash
As of June 30, 2011 and December 31, 2010, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

The following table presents the Company's restricted cash balances:

(in thousands)	June 30, 2011	December 31, 2010
Restricted cash balances held by:
Broker counterparties for securities trading activity	$9,000	$9,000
Broker counterparties for derivatives trading activity	62,091	1,914
Repurchase counterparties as restricted collateral	18,152	11,634
Total	$89,243	$22,548

Note 6. Accrued Interest Receivable
The following table presents the Company's accrued interest receivable by collateral type:

(in thousands)	June 30, 2011	December 31, 2010
Accrued Interest Receivable:
U.S. Treasuries	$759	$192
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	4,123	1,509
Federal National Mortgage Association	8,082	2,201
Government National Mortgage Association	3,507	532
Non-Agency	1,246	949
Total mortgage-backed securities	16,958	5,191
Total	$17,717	$5,383

Note 7. Derivative Instruments and Hedging Activities
The Company enters into a variety of derivative and non-derivative instruments in connection with its risk management activities. The Company's primary objective for executing these derivatives and non-derivative instruments is to mitigate the Company's economic exposure to future events that are outside its control. The Company's derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company may, at times, enter into various forward contracts including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps and caps. In executing on the Company's current risk management strategy, the Company has entered into interest rate swap and swaption agreements, TBA positions, and credit default swaps. The Company has also entered into a number of non-derivative instruments to manage interest rate risk, principally U.S. Treasuries and Agency interest-only securities.
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
Interest Rate Sensitive Assets/Liabilities
Available-for-sale Securities  - The Company's RMBS investment securities are generally subject to change in value when mortgage rates decline or increase, depending on the type of investment. Rising mortgage rates generally result in a slowing of refinancing activity, which slows prepayments and results in a decline in the value of the Company's fixed-rate Agency pools. To mitigate the impact of this risk, the Company maintains a portfolio of financial instruments, primarily

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

fixed-rate interest-only securities, which increase in value when interest rates increase. In addition, the Company has initiated TBA positions to further mitigate its exposure to increased prepayment speeds. The objective is to reduce the risk of losses to the portfolio caused by interest rate changes and their related impact on prepayments.
As of June 30, 2011 and December 31, 2010, the Company had outstanding fair value of $88.3 million and $18.4 million, respectively, of interest-only securities in place to economically hedge its investment securities. These interest-only securities are included in AFS securities, at fair value, in the consolidated balance sheets. In addition, the Company holds TBA positions with $300.0 million in long notional and $300.0 million in short notional as of June 30, 2011. The Company discloses these on a net basis in accordance with master netting arrangements resulting in a net fair market value of negative $1.0 million as of June 30, 2011, which are included in derivative liabilities, at fair value, in the condensed consolidated balance sheet. The Company did not hold any long or short notional TBA positions as of December 31, 2010.
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
As of June 30, 2011 and December 31, 2010, the Company had the following outstanding interest rate swaps that were utilized as economic hedges of interest rate risk associated with the Company's short-term repurchase agreements:

(notional in thousands)
June 30, 2011
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2012	25,000	0.868%	0.307%	1.48
2013	825,000	0.994%	0.296%	1.78
2014	925,000	1.411%	0.283%	2.90
2015	545,000	1.890%	0.292%	3.92
2016	190,000	2.193%	0.285%	4.77
Total	2,510,000

(notional in thousands)
December 31, 2010
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2011	100,000	1.168%	0.3425%	0.96
2012	25,000	0.868%	0.3080%	1.98
2013	175,000	1.376%	0.3055%	2.61
2014	175,000	1.671%	0.3026%	3.96
2015	175,000	1.830%	0.2874%	4.84
Total	650,000

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

The Company has also entered into interest rate swaps in combination with U.S. Treasuries to economically hedge funding cost risk. As of June 30, 2011 and December 31, 2010, the Company held $1.0 billion and $199.5 million, respectively, in fair value of U.S. Treasuries classified as trading securities and the following outstanding interest rate swaps:

(notional in thousands)
June 30, 2011
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2013	1,000,000	0.726%	0.25978%	1.91
Total	1,000,000

(notional in thousands)
December 31, 2010
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2012	200,000	0.557%	0.278%	1.80
Total	200,000

All of the Company's interest rate swap contracts receive interest at a 1-month or 3-month LIBOR rate.
Additionally, as of June 30, 2011 and December 31, 2010, the Company had the following outstanding interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would pay a fixed rate) that were utilized as macro-economic hedges:

June 30, 2011
(notional and dollars in thousands)	Option			Underlying Swap
Swaption	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Payer	$17,613	$6,006	38.21	1,650,000	3.23%	3M Libor	3.79

December 31, 2010
(notional and dollars in thousands)	Option			Underlying Swap
Swaption	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Payer	$3,348	$4,028	11.23	100,000	3.52%	3M Libor	8.50

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

For non-Agency investment securities, the Company currently enters into a minimal number of credit default swaps to specifically hedge credit risk. In future periods, the Company could enhance its credit risk protection, enter into further paired derivative positions, including both long and short credit default swaps and/or seek opportunistic trades in the event of a market disruption (see "Non-Risk Management Activities" section). The Company also has processes and controls in place to monitor, analyze, manage and mitigate its credit risk with respect to non-Agency RMBS.
As of June 30, 2011, the Company held credit default swaps where the Company receives credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company's credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.
The following table presents credit default swaps where the Company is receiving protection held as of June 30, 2011:

(notional and dollars in thousands)
June 30, 2011
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
Receive	5/25/2046	356.00	(96,275)	$47,798	$(42,930)	$4,868
	6/20/2016	304.78	(300,000)	$(3,751)	$(636)	$(4,387)

The Company did not hold any credit default swaps where the Company receives credit protection as of December 31, 2010.
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of June 30, 2011, the fair value of derivative financial instruments as an asset and liability position was $190.4 million and $38.9 million, respectively.
The Company mitigates the credit risk exposure on derivative financial instruments by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines, and the Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. As of June 30, 2011, the Company has received cash deposits from counterparties of $28.4 million and placed cash deposits of $75.0 million in accounts maintained by counterparties, of which the amounts are netted on a counterparty basis and classified within restricted cash or due to counterparties on the consolidated balance sheet.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

Inverse interest-only securities with a carrying value of $140.4 million, including accrued interest receivable, are accounted for as derivative financial instruments in the consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011	December 31, 2010
Face Value	$972,795	$219,459
Unamortized premium	—	—
Unamortized discount
Designated credit reserve	—	—
Net, unamortized	(843,095)	(190,162)
Amortized Cost	129,700	29,297
Gross unrealized gains	10,063	1,902
Gross unrealized losses	(1,293)	(665)
Carrying Value	$138,470	$30,534

As of June 30, 2011 and December 31, 2010, the Company also held credit default swaps where the Company provides credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company's credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.
The following tables present credit default swaps where the Company is providing protection held as of June 30, 2011 and December 31, 2010:

(notional and dollars in thousands)
June 30, 2011
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
Provide	7/25/2036	359.94	122,763	$10,480	$(12,232)	$(1,752)
	5/25/2046	146.18	59,986	$(15,248)	$13,574	$(1,674)

(notional and dollars in thousands)
December 31, 2010
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
Provide	7/25/2036	378.47	41,576	$3,137	$(3,554)	$(417)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

Balance Sheet Presentation
The following table represents the gross fair value and notional amounts of the Company's derivative financial instruments treated as trading instruments as of June 30, 2011 and December 31, 2010.

(in thousands)	June 30, 2011				December 31, 2010
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$140,363	972,795	$—	—	$30,944	219,459	$—	—
Interest rate swap agreements	—	—	(33,140)	3,510,000	—	—	(158)	850,000
Credit default swap agreements	44,047	396,275	(4,768)	182,749	3,137	41,576	—	—
Swaptions	6,006	1,650,000	—	—	4,028	100,000	—	—
TBAs	—	—	(984)	—	—	—	—	—
Total	$190,416	3,019,070	$(38,892)	3,692,749	$38,109	361,035	$(158)	850,000

The following table provides the average monthly outstanding notional amounts of the Company's derivative financial instruments treated as trading instruments for the three and six months ended June 30, 2011:

(in thousands)	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Trading instruments	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Inverse interest-only securities	853,003	—	586,630	—
Interest rate swap agreements	—	2,841,319	—	2,067,912
Credit default swaps	126,477	129,255	7,261	67,377
Swaptions	1,356,593	—	684,159	—
TBAs	201,099	201,099	34,154	34,154

Income Statement Presentation
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the consolidated statement of income on its derivative instruments.

(in thousands)
Trading Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives		Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
Risk Management Instruments
Interest Rate Contracts
Investment securities - RMBS	Gain on other derivative instruments	$(381)	$(392)	$(639)	$417
Investment securities - U.S. Treasuries	Gain (loss) on interest rate swap and swaption agreements	(3,401)	(1,048)	(3,811)	(1,048)
Repurchase agreements	Gain (loss) on interest rate swap and swaption agreements	(47,407)	(3,006)	(45,058)	(4,553)
Non-Risk Management Instruments
Credit default swaps	Gain on other derivative instruments	(3,240)	—	(902)	—
Inverse interest-only securities	Gain on other derivative instruments	13,387	545	16,654	682
Total		$(41,042)	$(3,901)	$(33,756)	$(4,502)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

For the three and six months ended June 30, 2011, the Company terminated one and five notional interest rate swap and swaption positions of $300.0 million and $650.0 million, respectively. Upon settlement of the early terminations, the Company paid $0.5 million and $0.9 million in full settlement of its net interest spread liability and recorded $1.5 million and $0.2 million in realized losses on the swaps and swaptions, respectively, including an early termination penalty.

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
Investment securities  - The Company holds a portfolio of AFS and trading securities that are carried at fair value in the consolidated balance sheet. AFS securities are primarily composed of Agency and non-Agency RMBS while the Company's U.S. Treasuries are classified as trading securities. The Company determines the fair value of its U.S. Treasuries and Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. In determining the fair value of its non-Agency RMBS, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its U.S. Treasuries as Level 1 fair value assets at June 30, 2011. The Company classified 99.8% of its RMBS available for sale securities reported at fair value as Level 2 at June 30, 2011. Available-for-sale and trading securities account for 78.8% and 17.9% of all assets reported at fair value at June 30, 2011, respectively.
Derivative instruments  - The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps. The Company utilizes internally developed models that are widely accepted in the market to value their over-the-counter derivative contracts. The specific terms of the contract are entered into the model, as well as market observable inputs such as interest rate forward curves and interpolated volatility assumptions. As all significant inputs into these models are market observable, the Company classified 100% of the interest rate swaps, swaptions and credit default swaps reported at fair value as Level 2 at June 30, 2011.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

The Company also enters into certain other derivative financial instruments, such as TBAs and inverse interest-only securities. These instruments are similar in form to the Company's AFS securities and the Company utilizes broker quotes to value these instruments. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at June 30, 2011. The Company reported 100% of its TBAs as Level 1 as of June 30, 2011.
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

	Recurring Fair Value Measurements
	At June 30, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$4,491,625	$9,200	$4,500,825
Trading securities	1,022,394	—	—	1,022,394
Derivative assets	—	190,416	—	190,416
Total assets	$1,022,394	$4,682,041	$9,200	$5,713,635
Liabilities
Derivative liabilities	$984	$37,908	$—	$38,892
Total liabilities	$984	$37,908	$—	$38,892

	Recurring Fair Value Measurements
	At December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$1,345,805	$8,600	$1,354,405
Trading securities	199,523	—	—	199,523
Derivative assets	—	38,109	—	38,109
Total assets	$199,523	$1,383,914	$8,600	$1,592,037
Liabilities
Derivative liabilities	$—	$158	$—	$158
Total liabilities	$—	$158	$—	$158

The valuation of Level 3 instruments requires significant judgment by the third-party pricing providers and/or management. The third-party pricing providers and/or management rely on inputs such as market price quotations from

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

market makers (either market or indicative levels), original transaction price, recent transactions in the same or similar instruments, and changes in financial ratios or cash flows to determine fair value. Level 3 instruments may also be discounted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by the third-party pricing provider in the absence of market information. Assumptions used by the third-party pricing provider due to lack of observable inputs may significantly impact the resulting fair value and therefore the Company's financial statements. The Company's valuation committee reviews all valuations that are based on pricing information received from a third-party pricing provider. As part of this review, prices are compared against other pricing or input data points in the marketplace, along with internal valuation expertise, to ensure the pricing is reasonable. In addition, the Company performs back-testing of pricing information to validate price information and identify any pricing trends of a third-party price provider.
In determining fair value, third-party pricing providers use various valuation approaches, including market and income approaches. Inputs that are used in determining fair value of an instrument may include pricing information, credit data, volatility statistics, and other factors. In addition, inputs can be either observable or unobservable.
The availability of observable inputs can vary by instrument and is affected by a wide variety of factors, including the type of instrument, whether the instrument is new and not yet established in the marketplace and other characteristics particular to the instrument. The third-party pricing provider uses prices and inputs that are current as of the measurement date, including during periods of market dislocations. In periods of market dislocation, the availability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified to or from various levels within the fair value hierarchy.
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

	Level 3 Recurring Fair Value Measurements
	Three Months Ended June 30, 2011
		Total Net Gains Included in Net Income
(in thousands)	Beginning of Period Level 3 Fair Value	Realized Gains	Unrealized Gains	Other Comprehensive Income		Gross Purchases, Sales and Settlements (b)	Gross Transfers Into Level 3	Gross Transfers Out of Level 3	End of Period Level 3 Fair Value
Assets
Available-for-sale securities	$9,100	$24	$—	$76	(a)	$—	$—	$—	$9,200
Derivative assets	—	—	—	—		—	—	—	—
Total assets	$9,100	$24	$—	$76		$—	$—	$—	$9,200

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

	Level 3 Recurring Fair Value Measurements
	Six Months Ended June 30, 2011
		Total Net Gains Included in Net Income
(in thousands)	Beginning of Period Level 3 Fair Value	Realized Gains	Unrealized Gains	Other Comprehensive Income		Gross Purchases, Sales and Settlements (b)	Gross Transfers Into Level 3	Gross Transfers Out of Level 3	End of Period Level 3 Fair Value
Assets
Available-for-sale securities	$8,600	$47	$—	$553	(a)	$—	$—	$—	$9,200
Derivative assets	—	—	—	—		—	—	—	—
Total assets	$8,600	$47	$—	$553		$—	$—	$—	$9,200
____________________
(a) Change in unrealized gains on AFS securities recorded in equity as accumulated other comprehensive income.
(b)    There were no purchases, sales or settlements of the Company's Level 3 assets and liabilities during the three and six months ended June 30, 2011.
The Company did not incur transfers between Level 1 and Level 2 or Level 2 and Level 3 for the three and six months ended June 30, 2011. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
Nonrecurring Fair Value
The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2011, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.
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

•
AFS securities, trading securities, derivative assets and liabilities are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the Fair Value Measurements section of this footnote.

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

Note 9. Repurchase Agreements
The Company had outstanding $4.8 billion of repurchase agreements, including repurchase agreements funding the Company's U.S. Treasuries of $1.0 billion. Excluding the debt associated with the Company's U.S. Treasuries and the effect of the Company's interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.52% and weighted average remaining maturities of 86 days as of June 30, 2011. The Company had outstanding $1.2 billion of repurchase agreements with a weighted average borrowing rate of 0.74% excluding the effect of the Company's interest rate swaps, and weighted average remaining maturities of 90 days as of December 31, 2010. As of June 30, 2011 and December 31, 2010, the debt associated with the Company's U.S. Treasuries had a weighted average borrowing rate of 0.07% and 0.28%, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

At June 30, 2011 and December 31, 2010, the repurchase agreements had the following characteristics:

(dollars in thousands)	June 30, 2011		December 31, 2010
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Amount Outstanding	Weighted Average Borrowing Rate
U.S. Treasuries	$1,019,400	0.07%	$198,750	0.28%
Agency RMBS	3,355,189	0.32%	745,861	0.37%
Non-Agency RMBS	375,613	2.24%	201,976	2.05%
Agency derivatives	77,000	0.87%	23,216	1.07%
Total	$4,827,202	0.42%	$1,169,803	0.66%

As of June 30, 2011, the Company's amounts outstanding under repurchase agreements includes $64.3 million of borrowings under the 364-day repurchase facility with Wells Fargo Bank National Association, or Wells Fargo. As of June 30, 2011, the facility provided an aggregate maximum borrowing capacity of $75 million and it was set to mature on August 3, 2011. See Note 16 - Subsequent Events. The facility is collateralized by non-Agency RMBS and its weighted average borrowing rate as of June 30, 2011 was 1.9%. The facility also subjects the Company to maintain certain financial covenants under the guaranty agreement with Wells Fargo. As of June 30, 2011, the Company is in compliance with these covenants.
As of June 30, 2011, the Company does not have any borrowings outstanding under the 364-day repurchase facility with Barclays Bank PLC, or Barclays. The facility provides an aggregate maximum borrowing capacity of $100 million and it is set to mature on May 16, 2012, unless extended pursuant to its terms. The facility will be collateralized by eligible residential mortgage loans, which will be subject to margin call provisions that provide Barclays with certain rights when there has been a decline in the market value of the purchased mortgage loans. The facility also subjects the Company to maintain certain financial covenants under the guaranty agreement with Barclays. As of June 30, 2011, the Company is in compliance with these covenants.
At June 30, 2011 and December 31, 2010, the repurchase agreements had the following remaining maturities:

(in thousands)	June 30, 2011	December 31, 2010
Within 30 days	$1,223,115	$197,286
30 to 59 days (1)	325,876	211,556
60 to 89 days	603,752	117,621
90 to 119 days	718,158	152,433
Over 120 days	936,901	292,157
Open maturity (2)	1,019,400	198,750
Total	$4,827,202	$1,169,803
____________________

(1)	30 to 59 days includes the amounts outstanding under the Wells Fargo 364-day borrowing facility.

(2)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	June 30, 2011	December 31, 2010
Available-for-sale securities, at fair value	$4,114,269	$1,090,598
Trading securities, at fair value	1,022,394	199,523
Cash and cash equivalents	15,000	14,467
Restricted cash	18,152	11,634
Due from counterparties	13,237	10,508
Derivative assets, at fair value	107,006	30,534
Total	$5,290,058	$1,357,264
Although the repurchase agreements are committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
The following table summarizes certain characteristics of the Company's repurchase agreements and counterparty concentration at June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity
JP Morgan Chase	$1,539,807	$105,713	12%	$289,321	$8,687	2%
Barclays Capital Inc.	279,018	75,937	8%	168,291	45,060	12%
All other counterparties	3,008,377	281,343	31%	712,191	123,439	32%
Total	$4,827,202	$462,993		$1,169,803	$177,186
____________________
(1) Represents the net carrying value of the securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, including accrued interest. At June 30, 2011 and December 31, 2010, the Company had $199.6 million and $231.7 million, respectively, in payables due to broker counterparties for unsettled security purchases. The payables are not included in the amounts presented above.
The Company does not anticipate any defaults by its repurchase agreement counterparties.

Note 10. Other Assets
Other assets as of June 30, 2011 and December 31, 2010 are summarized in the following table:

(in thousands)
	June 30, 2011	December 31, 2010
Prepaid expenses	$523	$706
Deferred tax assets	4,884	554
Fixed assets	26	—
Total other assets	$5,433	$1,260

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

Note 11. Stockholders' Equity
Distributions to stockholders
On June 14, 2011, the Company declared dividends to common stockholders totaling $36.9 million, or $0.40 per share. The following table presents cash dividends declared by the Company on its common stock from October 28, 2009 through June 30, 2011:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
June 14, 2011	June 24, 2011	July 20, 2011	$0.40
March 2, 2011	March 14, 2011	April 14, 2011	$0.40
December 8, 2010	December 17, 2010	January 20, 2011	$0.40
September 13, 2010	September 30, 2010	October 21, 2010	$0.39
June 14, 2010	June 30, 2010	July 22, 2010	$0.33
March 12, 2010	March 31, 2010	April 23, 2010	$0.36
December 21, 2009	December 31, 2009	January 26, 2010	$0.26
The Company's dividends declared in 2011, 2010 and 2009 are characterized as ordinary non-qualified dividends.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income at June 30, 2011 and December 31, 2010 was as follows:

(in thousands)	June 30, 2011	December 31, 2010
Available-for-sale securities, at fair value
Unrealized gains	$78,169	$30,811
Unrealized losses	(31,921)	(8,192)
Accumulated other comprehensive income	$46,248	$22,619
Public offerings
On March 16, 2011, the Company completed a follow-on public offering of 25,000,000 shares of its common stock and subsequently issued an additional 3,750,000 shares of common stock pursuant to the underwriters' over-allotments at a price of $10.25 per share, for gross proceeds of approximately $294.7 million. On May 25, 2011, the Company completed a follow-on public offering of 20,000,000 shares of its common stock and subsequently issued an additional 3,000,000 shares of common stock pursuant to the underwriters' over-allotments at a price of $10.40 per share, for gross proceeds of approximately $239.2 million. Net proceeds to the Company from the offerings were approximately $523.0 million, net of issuance costs of approximately $10.9 million.
Dividend Reinvestment and Share Purchase Plan
The Company sponsors a dividend reinvestment and share purchase plan through which stockholders may purchase additional shares of the Company's common stock by reinvesting some or all of the cash dividends received on shares of the Company's common stock. Stockholders may also make optional cash purchases of shares of the Company's common stock subject to certain limitation detailed in the plan prospectus. An aggregate of 7.5 million shares of our common stock has been reserved for issuance under the plan. As of June 30, 2011, 7,029 shares have been issued under the plan for total proceeds of $0.1 million.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

Note 12. Other Operating Expenses
Components of the Company's other operating expenses for the three and six months ended June 30, 2011 and 2010 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Other operating expenses:
General and administrative	$1,527	$747	$2,632	$1,394
Directors and officers' insurance	141	123	282	239
Professional fees	487	262	753	486
Total other operating expenses	$2,155	$1,132	$3,667	$2,119

Note 13. Income Taxes
For the three and six months ended June 30, 2011 and 2010, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. So long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, does not engage in prohibited transactions, and maintains its intended qualification as a REIT. The majority of states also recognize the Company's REIT status. The Company also owns a taxable REIT subsidiary (TRS), Capitol, which is fully taxed as a U.S. C-Corporation. The tables below reflect the net taxes accrued at the TRS level and the tax attributes included in the condensed consolidated financial statements. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
Certain activities the Company performs may produce income which will not be qualifying income for REIT purposes. These activities include holding swaptions, credit default swaps, TBAs, and other risk-management instruments. We have designated Capitol to engage in such activities.
The following table summarizes the tax (benefit) provision for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Current tax (benefit) provision:
Federal	$(264)	$(134)	$6	$(142)
State	—	—	—	—
Total current tax (benefit) provision	(264)	(134)	6	(142)
Deferred tax provision (benefit):
Taxable subsidiaries	(4,817)	(640)	(4,330)	—
Total deferred tax provision (benefit)	(4,817)	(640)	(4,330)	(1,166)
Total (benefit from) provision for income taxes	$(5,081)	$(774)	$(4,324)	$(1,308)

The Company's taxable income before dividend distributions differed from our GAAP net (loss) income primarily due to the accounting for projected credit losses in our GAAP recognition of secondary market discount accretion income not recognized for tax, amortization of original issue discount on our Agency RMBS, and unrealized gains and losses recognized in income not recognized for tax. These before tax differences are not reflected in the financial statements as we believe we will retain REIT status.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

The following is a reconciliation of the statutory federal and state rates to the effective rates, for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Computed income tax expense at federal rate	$(2,062)	34%	$1,127	34%	$5,804	34%	$2,756	34%
State taxes, net of federal benefit, if applicable	—	—%	—	—%	—	—%	—	—%
Permanent differences in taxable income from GAAP income (loss)	3	—%	1	—%	4	—%	1	—%
Dividends paid deduction	(3,022)	(118)%	(1,902)	(57)%	(10,132)	(59)%	(4,065)	(50)%
Effective Tax Rate	$(5,081)	(84)%	$(774)	(23)%	$(4,324)	(25)%	$(1,308)	(16)%

The Company's consolidated balance sheet, as of June 30, 2011 and December 31, 2010, contains the following current and deferred tax assets and liabilities:

(in thousands)	June 30, 2011	December 31, 2010
Current tax
Federal income tax payable	$(6)	$(1)
State and local income tax payable	—	—
Deferred tax assets	4,884	554
	$4,878	$553

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of June 30, 2011 and December 31, 2010 are as follows:

(in thousands)	June 30, 2011	December 31, 2010
Unrealized loss on derivative assets	$5,511	$392
Unrealized (gain) loss on trading securities	(627)	162
Total net deferred tax assets	$4,884	$554

At June 30, 2011, the Company has not recorded a valuation allowance for any portion of its deferred tax assets as it does not believe, at a more likely than not level, that any portion of its deferred tax assets will not be realized. The Company estimates, based on existence of sufficient evidence, the ability to realize the remainder of its deferred tax assets. Any adjustments to such estimates will be made in the period such determination is made.
Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements of a contingent tax liability for uncertain tax positions. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these condensed consolidated financial statements. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.
As of June 30, 2011, the AFS securities, at fair value, had a U.S. federal tax basis of approximately $4.5 billion.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

Note 14. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share, or EPS, for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2011	2010	2011	2010
Numerator:
Net income (loss) to common stockholders for basic and diluted earnings per share	$(984)	$4,088	$21,393	$9,415
Denominator:
Weighted average common shares	77,042,875	22,438,121	61,388,974	17,933,689
Weighted average restricted stock shares	58,731	28,570	55,004	25,383
Basic and diluted weighted average shares outstanding	77,101,606	22,466,691	61,443,978	17,959,072
Basic and Diluted Earnings Per Share:	$(0.01)	$0.18	$0.35	$0.52

For the three and six months ended June 30, 2011 and 2010, the Company has assumed that no warrants would be exercised as the weighted average market value per share of the Company's common stock was below the strike price of the warrants and the warrants would be anti-dilutive.

Note 15. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with the Management Agreement with PRCM Advisers LLC, the Company incurred $2.7 million and $4.3 million as a management fee to PRCM Advisers LLC for the three and six months ended June 30, 2011, respectively, which represents approximately 1.5% of stockholders' equity on an annualized basis as defined by the Management Agreement. In addition, the Company reimbursed PRCM Advisers LLC for direct and allocated costs incurred by PRCM Advisers LLC on behalf of the Company. These direct and allocated costs totaled approximately $2.0 million and $2.9 million for the three and six months ended June 30, 2011, respectively. Approximately $1.3 million and $2.1 million was expensed for the three and six months ended June 30, 2011, respectively. Approximately $0.3 million was classified as prepaid expense on the consolidated balance sheet for both the three and six months ended June 30, 2011 and approximately $0.4 million and $0.5 million in out-of-pocket expenses was charged against equity as a cost of raising capital for the three and six months ended June 30, 2011, respectively.
The Company recognized $84,145 and $146,644 of compensation expense during the three and six months ended June 30, 2011, respectively, associated with the amortization of shares of restricted stock issued to the independent directors.
As of June 30, 2011, there were 33,249,000 publicly-held registered warrants to purchase up to 33,249,000 shares of common stock issued and outstanding. Of the 33,249,000 warrants, 7,000,000 are beneficially owned by the founders of Capitol Acquisition Corp., or Capitol, the Company's TRS and 2,906,918 are beneficially owned by Pine River Master Fund Ltd. and Nisswa Acquisition Master Fund Ltd., which are investment funds managed by Pine River. The Company is required to maintain a resale registration statement for the warrants and common stock issuable upon exercise thereof that are held by Pine River Master Fund Ltd., Nisswa Acquisition Master Fund Ltd., and the founders of Capitol.

Note 16. Subsequent Events
On July 15, 2011, the Company completed a follow-on public offering of 42,000,000 shares of its common stock and subsequently issued an additional 6,300,000 shares of common stock pursuant to the underwriters' over-allotments at a price of $10.15 per share, for gross proceeds of approximately $490.2 million. Net proceeds to the Company from the offerings were approximately $483.6 million, net of issuance costs of approximately $6.7 million.
On July 26, 2011, the Company extended its Master Repurchase and Securities Contract with Wells Fargo Bank, National Association, with an increased borrowing capacity of $150 million. The repurchase facility has a term of 364 days and will be used from time to time to finance certain of its non-Agency securities held with the Company's RMBS portfolio.
Events subsequent to June 30, 2011 were evaluated through the date these financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2010.

General
We are a Maryland corporation focused on investing in, financing and managing residential mortgage-backed securities, or RMBS, and residential mortgage loans and other financial assets. We operate as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code.
We are externally managed by PRCM Advisers LLC. PRCM Advisers is a wholly-owned subsidiary of Pine River Capital Management L.P., which we refer to as Pine River, a global multi-strategy asset management firm with an established track record of investing in our target assets and fixed income securities.
On May 18, 2011, we announced that we had taken the first step toward setting up a securitization issuance program by partnering with Barclays to close on a $100 million mortgage loan warehouse facility, subject to future increase. The Barclays facility will be used to aggregate prime jumbo residential mortgage loans that we will acquire from select mortgage loan originators with whom we have chosen to build strategic relationships, including those with a nationwide presence. We are targeting a $250 million deal size for our initial securitization, with Barclays Capital acting as underwriter. As of June 30, 2011, we have neither purchased any mortgage loan assets nor established the securitization program as a distinct operational business segment. As we anticipated, our initiatives in the three months ended June 30, 2011 focused on establishing our underwriting guidelines and originator relationships, addressing regulatory requirements and building an infrastructure to support a sustainable issuance program. See "Item 1A - Risk Factors" for further discussion.
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

•	Non-Agency RMBS, meaning RMBS that are not issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac;

•	Mortgage loans; and

•	Financial assets other than RMBS, comprising approximately 5% to 10% of the portfolio.

We believe our hybrid Agency and non-Agency RMBS investment model allows management to focus on security selection and implement a relative value investment approach across various sectors within the residential mortgage market, which factors in the displaced pricing opportunities in the marketplace, cost of financing and cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, RMBS asset allocation reflects management's opportunistic approach to investing in the marketplace.
During the three and six months ended June 30, 2011, the Company experienced two contrasting shifts in asset allocation. Subsequent to our secondary offering completed in March 2011, the Agency sector presented compelling opportunities. Most specifically, we believed 15-year Agency lower loan balance and discount pools presented attractive risk-adjusted returns. As a result, we shifted our asset allocation toward Agency RMBS from 75.6% at December 31, 2010 to 82.3% at March 31, 2011 and continued to acquire Agency RMBS, which we believed presented low and stable prepayment profiles, into the second quarter of 2011. Contrasting this Agency RMBS allocation focus, June 2011 experienced a significant technical supply-side shift in the non-Agency RMBS market, which we believed presented appealing risk-adjusted returns. As a result, our asset allocation focus shifted back toward non-Agency RMBS as we continued to deploy capital raised in the May 2011 secondary offering.

The following table provides the RMBS asset allocation between Agency and non-Agency RMBS as of June 30, 2011 and the four immediately preceding period ends:

	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Agency RMBS (1)	83.7%	82.3%	75.6%	71.2%	77.5%
Non-Agency RMBS	16.3%	17.7%	24.4%	28.8%	22.5%
____________________

(1)	Agency RMBS includes inverse interest-only securities which are classified as derivatives for purposes of U.S. GAAP.
As our RMBS asset allocation shifts, our annualized yields and cost of financing shifts. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts; for example, uncertainty of faster prepayments, extension risk and credit events.
The following table provides the average annualized yield on our Agency and non-Agency RMBS for the three months ended June 30, 2011, and the four immediately preceding quarters:

	Three Months Ended
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Average annualized yields
Agency RMBS (1)	4.7%	3.9%	3.8%	4.3%	4.2%
Non-Agency RMBS	8.8%	9.7%	11.4%	10.4%	11.3%
Aggregate RMBS	5.4%	5.2%	5.8%	5.9%	5.7%
Cost of financing (2)	1.3%	1.4%	1.2%	1.1%	1.0%
Net interest spread	4.1%	3.8%	4.6%	4.8%	4.7%
____________________

(1)	Agency RMBS includes inverse interest-only securities which are classified as derivatives under U.S. GAAP.

(2)	Cost of financing includes swap interest rate spread.
The following table provides the average annualized yield on our Agency and non-Agency RMBS as of June 30, 2011, and the four immediately preceding period ends:

	As of
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Average annualized yields (3)
Agency RMBS (1)	3.9%	3.9%	3.6%	3.1%	3.6%
Non-Agency RMBS	9.2%	9.7%	10.7%	11.0%	11.4%
Aggregate RMBS	4.8%	5.2%	5.2%	5.3%	5.4%
Cost of financing (2)	1.3%	1.4%	1.2%	1.1%	1.0%
Net interest spread	3.5%	3.8%	4.0%	4.2%	4.4%
____________________

(1)	Agency RMBS includes inverse interest-only securities which are classified as derivatives for purposes of U.S. GAAP.

(2)	Cost of financing includes swap interest rate spread.

(3)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.
We seek to deploy moderate leverage as part of our investment strategy. We generally finance our target assets through short-term borrowings structured as repurchase agreements. Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while non-Agency RMBS, with less liquidity and exposure to credit risk, would obtain lower levels of leverage. As a result, our overall leverage ratio is determined by our RMBS portfolio mix as well as many additional factors, including, but not limited to: liquidity of our portfolio, sustainability and price of our financing, diversification of our counterparties and their available capacity to finance our RMBS assets, and anticipated regulatory developments. Over the past several quarterly periods, we have generally maintained a leverage ratio range of 3.0 to 5.0 times, on a fully deployed capital basis. The range was driven by our relatively stable asset allocation between Agency and non-Agency RMBS, as disclosed above. See the section titled "Management's Discussion and Analysis of

Financial Condition and Results of Operations -- Financial Condition -- Repurchase Agreements." section for further discussion.
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
We have elected to be treated as a REIT for U.S. federal income tax purposes. To qualify as a REIT we are required to meet certain investment and operating tests and annual distribution requirements. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders, do not participate in prohibited transactions and maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated our subsidiary, Capitol, and will designate another subsidiary, TH TRS Corp., or TH TRS, as taxable REIT subsidiaries, or TRSs, as defined in the Code, to engage in such activities, and we may form additional TRSs in the future. We also operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act.

Forward-Looking Statements
When used in this quarterly report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications, statements that are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may,” "target" or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the 1933 Act and Section 21E of the Securities Exchange Act of 1934, as amended (or 1934 Act), and, as such, may involve known and unknown risks, uncertainties and assumptions.
Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our RMBS; changes in the prepayment rates on the mortgage loans securing our RMBS; our ability to borrow to finance our assets and changes in the cost of such financings; implementation of or changes in government regulations or programs affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the 1940 Act; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We follow the fair value hierarchy set forth above in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we will attempt to obtain Level 2 inputs, observable market prices in inactive markets or derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs and independent pricing service models to estimate fair value measurements. At June 30, 2011, approximately 95.1% of total assets, or $5.7 billion, and $38.9 million of total liabilities consisted of financial instruments recorded at fair value. As of June 30, 2011, we had $9.2 million of total assets reported at fair value using Level 3 inputs. See Note 8 to the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.
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
For the three and six months ended June 30, 2011, our unrealized fair value losses on interest rate swap agreements, which are accounted for as derivatives trading instruments for the purposes of GAAP, negatively affected our financial results. The change in fair value of the interest rate swaps was a result of the decrease in the swap curve during the three and six months ended June 30, 2011. Our financial results for the three and six months ended June 30, 2011 were favorably affected by unrealized fair value gains on certain U.S. Treasuries classified as trading instruments due to their short-term investment objectives. In addition, our financial results were favorably affected by certain other derivative instruments entered into by us in the first six months of 2011 that were accounted for as trading derivative instruments, i.e., TBAs, credit default swaps and inverse interest-only securities. Any temporary change in the fair value of our AFS securities is recorded as a component of accumulated other comprehensive income and does not impact our earnings.
We have numerous internal controls in place to help ensure the appropriateness of fair value measurements. Significant fair value measures are subject to detailed analytics and management review and approval. Our entire investment portfolio is priced by third-party brokers at the “bid side” of the market, and/or by independent pricing providers. We strive to obtain multiple market data points for each valuation. By utilizing “bid side” pricing, certain assets, especially the most recent purchases, may realize a markdown due to the “bid-offer” spread. To the extent that this occurs, any economic effect of this would be reflected in accumulated other comprehensive income. We back test the fair value measurements provided by the pricing providers against actual performance. We also monitor the market for recent trades, market surveys or other market information that may be used to benchmark pricing provider inputs.
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets.

Market Conditions and Outlook
The first six months of 2011 produced a number of regulatory actions in an effort to stabilize economic conditions and increase liquidity in the financial markets. In a February 2011 report released by the Department of Treasury and the Department of Housing and Urban Development, three paths were outlined to reform the GSEs, each of which could drastically change the landscape of the U.S. mortgage market. While the reform could take several years to implement, we expect that there will be opportunities for RMBS investors over time as this develops.
We believe our blended Agency and non-Agency strategies and our investing expertise will allow us to navigate the dynamic characteristics of the RMBS environment while GSE reform and any other future regulatory efforts take shape. Having a diversified portfolio allows us to balance risks, including the volatility and impacts generated by uncertainty in interest rates, changes in prepayments, changes in home prices and homeowner default rates.

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
The following table provides the carrying value of our RMBS portfolio by product type:

(dollars in thousands)	June 30, 2011		December 31, 2010
Agency Bonds
Fixed Rate Bonds	$3,494,836	77.7%	$746,957	55.1%
Hybrid ARMs	249,713	5.5%	269,512	19.9%
Total Agency	3,744,549	83.2%	1,016,469	75.0%
Non-Agency Bonds
Senior Bonds	608,835	13.5%	268,161	19.8%
Mezzanine Bonds	147,441	3.3%	69,775	5.2%
Total Non-Agency	756,276	16.8%	337,936	25.0%
Total	$4,500,825		$1,354,405

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
Our Agency bond portfolio is subject to inherent prepayment risk: generally, a decline in interest rates that leads to rising prepayment speeds will cause the market value of our interest-only securities to deteriorate, but will cause the market value of our fixed coupon Agency pools to increase. The inverse relationship occurs when interest rates increase and prepayments slow. Our portfolio includes Agency securities, which includes bonds with explicit prepayment protection, low loan balances (securities collateralized by loans of less than or equal to $175,000 in principal), high loan-to-value, or LTV, ratios (securities collateralized by loans with greater or equal to 80% LTV), home equity conversion mortgages (securities collateralized by reverse mortgages), and seasoned bonds reflecting less prepayment risk due to previously experienced high levels of refinancing. We believe these bond characteristics reduce the prepayment risk to the portfolio. We also hold low coupon 15-year pools purchased at a discount to par value, which would benefit from rising prepayment speeds.
The following table provides the carrying value of our Agency bond portfolio by vintage and prepayment protection:

	As of June 30, 2011
(dollars in thousands)	Fixed Rate	Hybrid ARMs	Total Agency RMBS
Pre-pay lock-out or penalty-based	$197,879	$38,602	$236,481	6%
Lower loan balances	980,510	—	980,510	26%
High LTV	525,520	—	525,520	14%
Home equity conversion mortgages	658,219	—	658,219	18%
Seasoned (2005 and prior vintages)	376,835	155,895	532,730	14%
2006 and subsequent vintages	146,645	55,216	201,861	6%
2006 and subsequent vintages - Discount	609,228	—	609,228	16%
Total	$3,494,836	$249,713	$3,744,549	100%

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
The following table provides discount information on our non-Agency bond portfolio:

	As of June 30, 2011
(in thousands)	Senior	Mezzanine	Total
Face Value	$1,144,094	$272,195	$1,416,289
Unamortized discount
Designated credit reserve	(312,572)	(73,169)	(385,741)
Unamortized net discount	(226,458)	(54,257)	(280,715)
Amortized Cost	$605,064	$144,769	$749,833

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
In relation to our lending counterparties, we have entered into repurchase agreements with 19 counterparties as of the date of this filing. As of June 30, 2011, we had a total debt to equity ratio of 5.4 times. As of June 30, 2011, we had approximately $94.0 million of unpledged Agency securities and $127.9 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity of approximately $133.1 million. If borrowing rates and collateral requirements change in the next two quarters of 2011, we believe we are subject to less earnings volatility than a more levered organization.

Summary of Results of Operations and Financial Condition
Our reported GAAP net loss attributable to common stockholders was $1.0 million ($0.01 per diluted share) for the three months ended June 30, 2011 as compared to a GAAP net income attributable to common stockholders of $4.1 million ($0.18 per diluted share) for the three months ended June 30, 2010. Our reported GAAP net income attributable to common stockholders was $21.4 million ($0.35 per diluted share) for the six months ended June 30, 2011 as compared to a GAAP net income attributable to common stockholders of $9.4 million ($0.52 per diluted share) for the six months ended June 30, 2010.
Our Adjusted GAAP earnings for the three and six months ended June 30, 2011 was $36.1 million ($0.47 per diluted share) and $53.9 million ($0.88 per diluted share), respectively. Our GAAP results for the three and six months ended June 30, 2011 included changes in unrealized fair value gains and losses, net of tax, of $37.0 million and $32.5 million, respectively, on our interest rate swaps and swaptions, utilized to economically hedge interest rate risk associated with these short-term LIBOR-based repurchase agreements and available-for-sale securities for which we have not elected to apply cash flow hedge accounting. As a result, and in order to facilitate comparison to many of our peers, we have included Adjusted GAAP earnings, a non-GAAP measure, which excludes the change in unrealized fair value gains and losses, net of tax, associated with these interest rate swaps and swaptions. A reconciliation between GAAP net income and Adjusted GAAP earnings is provided in the following tables.
On June 14, 2011, we declared a dividend of $0.40 per diluted share. Our GAAP book value per diluted common share was $9.73 at June 30, 2011, an increase from $9.44 book value per diluted common share at December 31, 2010.

The following table presents the components of our net income (loss) for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
(in thousands, except share data)	June 30,		June 30,
Income Statement Data:	2011	2010	2011	2010

Interest income:
Available-for-sale securities	$39,959	$9,088	$59,494	$15,241
Trading securities	805	—	1,077	—
Cash and cash equivalents	64	37	127	43
Total interest income	40,828	9,125	60,698	15,284
Interest expense	3,863	863	6,362	1,381
Net interest income	36,965	8,262	54,336	13,903
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(294)	—	(294)	—
Non-credit portion of loss recognized in other comprehensive income (loss)	—	—	—	—
Net other-than-temporary credit impairment losses	(294)	—	(294)	—
Other income:
Gain on sale of investment securities, net	3,189	834	4,728	2,031
Loss on interest rate swap and swaption agreements	(50,808)	(4,054)	(48,869)	(5,601)
Gain on other derivative instruments	9,766	152	15,113	1,098
Total other income	(37,853)	(3,068)	(29,028)	(2,472)
Expenses:
Management fees	2,728	748	4,278	1,205
Other operating expenses	2,155	1,132	3,667	2,119
Total expenses	4,883	1,880	7,945	3,324
Net (loss) income before income taxes	(6,065)	3,314	17,069	8,107
Benefit from income taxes	5,081	774	4,324	1,308
Net (loss) income attributable to common stockholders	$(984)	$4,088	$21,393	$9,415
Basic and diluted (loss) earnings per weighted average common share	$(0.01)	$0.18	$0.35	$0.52
Dividends declared per common share	$0.40	$0.33	$0.80	$0.69
Basic and diluted weighted average number of shares of common stock	77,101,606	22,466,691	61,443,978	17,959,072

Balance Sheet Data:	June 30, 2011	December 31, 2010
Available-for-sale securities	$4,500,825	$1,354,405
Total assets	$6,007,937	$1,797,432
Repurchase agreements	$4,827,202	$1,169,803
Total stockholders' equity	$897,581	$382,448

(in thousands, except share data)	Three Months Ended		Six Months Ended
Reconciliation of net income attributable to common	June 30,		June 30,
stockholders to Adjusted GAAP Earnings	2011	2010	2011	2010

Net income attributable to common stockholders	$(984)	$4,088	$21,393	$9,415

Adjustments to GAAP Net Income:
Unrealized (gain)/loss, net of tax, on interest rate swap and swaptions economically hedging repurchase agreements and available-for-sale securities (1)	37,039	2,689	32,537	3,433

Adjusted GAAP Earnings	$36,055	$6,777	$53,930	$12,848

Weighted average shares outstanding - basic and diluted	77,101,606	22,466,691	61,443,978	17,959,072

Adjusted GAAP Earnings per weighted average share outstanding - basic and diluted	$0.47	$0.30	$0.88	$0.72
____________________

(1)
Amounts include tax benefit of $3.9 million for both the three and six months ended June 30, 2011 and tax benefit of $0.6 million and $1.0 million for the three and six months ended June 30, 2010, respectively.

Results of Operations
The following analysis focuses on the results generated during the three and six months ended June 30, 2011 and 2010.
Interest Income and Average Portfolio Yield
For the three and six months ended June 30, 2011, we recognized $40.0 million and $59.5 million of interest income from our Agency and non-Agency RMBS portfolio. Our RMBS portfolio's average amortized cost of securities was approximately $3.3 billion and $2.5 billion for the three and six months ended June 30, 2011, resulting in an annualized net yield of approximately 4.8% for both respective periods. For the three and six months ended June 30, 2010, we recognized $9.0 million and $15.1 million of interest income from our Agency and non-Agency RMBS portfolio. Our RMBS portfolio's average amortized cost of securities was approximately $670.9 million and $586.0 million for the three and six months ended June 30, 2010, resulting in an annualized net yield of approximately 5.4% and 5.2%, respectively.
For the three and six months ended June 30, 2011, we recognized $9.3 million and $17.1 million of net premium amortization on our Agency RMBS, including our interest-only securities. This resulted in an overall net asset yield of approximately 4.0% and 3.7% on our Agency RMBS. For the three and six months ended June 30, 2011, we recognized $7.0 million and $12.4 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 8.8% and 9.3%, respectively. For the three and six months ended June 30, 2010, we recognized $2.8 million and $5.3 million of net premium amortization on our Agency RMBS, including our interest-only securities. This resulted in an overall net asset yield of approximately 3.5% and 3.6% on our Agency RMBS. For the three and six months ended June 30, 2010, we recognized $2.5 million and $3.6 million of accretion income from the discounts on our non-Agency portfolio, resulting in an overall net yield of approximately 11.3% and 11.0%, respectively. The decrease in gross and net yield for the non-Agency portfolio across comparative periods is due primarily to the deployment of new capital in non-Agency RMBS with lower loss adjusted yields due to the overall strengthening in non-Agency RMBS market prices.
The following tables present the components of the net yield earned by investment type on our RMBS portfolio as a percentage of our average amortized cost of securities (ratios for the periods have been annualized):

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Agency	Non-Agency	Consolidated	Agency	Non-Agency	Consolidated
Gross Yield/Stated Coupon	5.3%	3.6%	5.1%	2.7%	2.0%	2.6%
Net accretion/amortization of discount/premium	(1.3)%	5.2%	(0.3)%	1.0%	7.3%	2.2%
Net Yield	4.0%	8.8%	4.8%	3.7%	9.3%	4.8%

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Agency	Non-Agency	Consolidated	Agency	Non-Agency	Consolidated
Gross Yield/Stated Coupon	5.7%	5.0%	5.6%	5.9%	5.3%	5.8%
Net accretion/amortization of discount/premium	(2.2)%	6.3%	(0.2)%	(2.3)%	5.7%	(0.6)%
Net Yield	3.5%	11.3%	5.4%	3.6%	11.0%	5.2%
____________________

(1)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.
The following tables provide the components of interest income and net asset yield detail by investment type on our RMBS portfolio:

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average Amortized Cost	$2,792,385	$541,969	$3,334,354	$2,032,660	$465,607	$2,498,267

Coupon Interest	37,294	4,891	42,185	55,043	9,144	64,187
Net (Premium Amortization)/Discount Accretion	(9,259)	7,033	(2,226)	(17,102)	12,409	(4,693)
Interest Income	$28,035	$11,924	$39,959	$37,941	$21,553	$59,494

Net Asset Yield	4.0%	8.8%	4.8%	3.7%	9.3%	4.8%

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average Amortized Cost	$512,921	$157,988	$670,909	$459,936	$126,075	$586,011

Coupon Interest	7,364	1,975	9,339	13,545	3,363	16,908
Net (Premium Amortization)/Discount Accretion	(2,827)	2,469	(358)	(5,344)	3,570	(1,774)
Interest Income	$4,537	$4,444	$8,981	$8,201	$6,933	$15,134

Net Asset Yield	3.5%	11.3%	5.4%	3.6%	11.0%	5.2%

For the three and six months ended June 30, 2011, we also recognized $0.8 million and $1.1 million of interest income associated with our trading U.S. Treasuries, or approximately 0.6% and 0.5% annualized net yield on average amortized cost, respectively. For the three and six months ended June 30, 2010, we recognized $0.1 million of interest income associated with our trading U.S. Treasuries, or approximately 0.8% annualized net yield on average amortized cost.
Interest Expense and the Cost of Funds
For the three and six months ended June 30, 2011, we recognized $3.7 million and $6.0 million in interest expense on our borrowed funds collateralized by RMBS. For the same three and six month period, our average outstanding balance under repurchase agreements to fund RMBS was approximately $3.0 billion and $2.2 billion, respectively, an increase from second quarter 2010 due to our offering proceeds and allocation of additional capital to leverage our Agency RMBS portfolio. Our leverage ratio on our RMBS portfolio as of June 30, 2011 combined with low LIBOR rates, resulted in an average cost of funds of 0.5% for both respective periods. For the three and six months ended June 30, 2010, we recognized $0.8 million and $1.3 million in interest expense on our borrowed funds collateralized by RMBS. For the same three and six month period, our average outstanding balance under repurchase agreements to fund RMBS was approximately $562.1 million and $495.3 million, resulting in an average cost of funds on our RMBS of 0.6% and 0.5%, respectively, on an annualized basis.
For the three and six months ended June 30, 2011, we also recognized $0.2 million and $0.4 million of interest expense associated with the financing of our U.S. Treasuries and Agency inverse interest-only derivatives, or an average cost of funds of approximately 0.1% and 0.2%, respectively, on an annualized basis. The additional funds borrowed during the six months ended June 30, 2011 resulted in an overall debt-to-equity ratio of 5.4:1.0, largely driven by the borrowings to fund the U.S. Treasuries and increased capital allocation to Agency RMBS. For the three and six months ended June 30, 2010, we also recognized $0.1 million of interest expense associated with the financing of our U.S. Treasuries and Agency inverse interest-only derivatives, or an average cost of funds of approximately 0.5% on an annualized basis. The additional funds borrowed during the six months ended June 30, 2010 resulted in an overall debt-to-equity ratio of 3.8:1.0.

Net Interest Income
For the three and six months ended June 30, 2011, our net interest income on our RMBS AFS portfolio was $36.3 million and $53.5 million resulting in a net interest spread of approximately 4.3% for both respective periods. For the three and six months ended June 30, 2010, our net interest income on our RMBS AFS portfolio was $8.2 million and $13.8 million resulting in a net interest spread of approximately 4.8% and 4.7%, respectively.
The following tables provide the interest income and expense incurred in the three and six months ended June 30, 2011 and June 30, 2010:

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
(dollars in thousands)	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Average available-for-sale securities held (2)	$2,792,385	$541,969	$3,334,354	$2,032,660	$465,607	$2,498,267
Total interest income	$28,035	$11,924	$39,959	$37,941	$21,554	$59,495
Yield on average investment securities	4.0%	8.8%	4.8%	3.7%	9.3%	4.8%
Average balance of repurchase agreements	$2,669,858	$308,017	$2,977,875	$1,942,034	$284,011	$2,226,045
Total interest expense (3) (4)	$2,132	$1,549	$3,681	$3,176	$2,796	$5,972
Average cost of funds	0.3%	2.0%	0.5%	0.3%	2.0%	0.5%
Net interest income	$25,903	$10,375	$36,278	$34,765	$18,758	$53,523
Net interest rate spread	3.7%	6.8%	4.3%	3.4%	7.3%	4.3%

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
(dollars in thousands)	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Average available-for-sale securities held (2)	$512,921	$157,988	$670,909	$459,936	$126,075	$586,011
Total interest income	$4,537	$4,444	$8,981	$8,201	$6,933	$15,134
Yield on average investment securities	3.5%	11.3%	5.4%	3.6%	11.0%	5.2%
Average balance of repurchase agreements	$493,256	$68,831	$562,087	$442,628	$52,692	$495,320
Total interest expense (3) (4)	$470	$321	$791	$822	$487	$1,309
Average cost of funds	0.4%	1.9%	0.6%	0.4%	1.8%	0.5%
Net interest income	$4,067	$4,123	$8,190	$7,379	$6,446	$13,825
Net interest rate spread	3.1%	9.4%	4.8%	3.2%	9.2%	4.7%
____________________

(1)
Excludes inverse interest-only securities which are classified as derivatives under U.S. GAAP. For the three and six months ended June 30, 2011, our average annualized yield on our Agency RMBS, including inverse interest-only securities, was 4.7% and 4.5%, respectively, compared to 4.2% and 3.7% for the same periods in 2010.

(2)	Excludes change in realized and unrealized gains/(losses).

(3)	Cost of funds by investment type is based off the underlying investment type of the RMBS AFS assigned as collateral.

(4)
Cost of funds does not include accrual and settlement of interest associated with interest rate swaps. In accordance with GAAP, those costs are included in loss on interest rate swap and swaption agreements in the consolidated statement of income. For the three and six months ended June 30, 2011, our average annualized cost of funds, including interest spread expense associated with interest rate swaps and including inverse interest-only securities (see footnote 1 above), was 1.3% and 1.4%, respectively, compared to 1.0% and 0.9% for the same period in 2010.

Other-than-temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge would be necessary. For the three and six months ended June 30, 2011, we recognized $0.3 million of OTTI losses. For the three and six months ended June 30, 2010, we did not recognize any OTTI losses.
Gain on Investment Securities, Net
For the three and six months ended June 30, 2011, we sold AFS and trading securities for $325.0 and $595.9 million with an amortized cost of $323.7 and $593.5 million, for a net realized gain of $1.3 and $2.4 million, respectively, which included sales of U.S. Treasuries with an amortized cost of $299.4 million and $499.4 million for the three and six months ended June 30, 2011. For the three and six months ended June 30, 2010, we sold AFS securities for $165.7 million and $176.1 million with an amortized cost of $164.9 million and $174.1 million, for a net realized gain of $0.8 million and $2.0 million, respectively, which included sales of U.S. Treasuries with an amortized cost of $150.8 million for the three and six months ended June 30, 2010. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that our management believes might have higher risk-adjusted returns.
During the three and six months ended June 30, 2011, we recognized unrealized losses on our U.S. Treasury trading securities held as of June 30, 2011 of $1.9 million and $2.3 million, respectively. We did not hold any U.S. Treasuries classified as trading securities during the three and six months ended June 30, 2010.
Loss on Interest Rate Swap and Swaption Agreements
For the three and six months ended June 30, 2011 we recognized $7.1 million and $10.3 million of expenses for the accrual and/or settlement of the net interest expense associated with the interest rate swaps. The expenses result from paying a fixed interest rate on an average 2.8 billion and 2.1 billion notional, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements and funding costs and receiving LIBOR interest. For the three and six months ended June 30, 2010, we recognized $0.8 million and $1.2 million of expenses for the accrual and/or settlement of the net interest expense associated with the interest rate swaps. The expenses result from paying a fixed interest rate on an average 279.1 million and 212.2 million notional, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements and funding costs and receiving LIBOR interest.
During three and six months ended June 30, 2011, we terminated one and five notional interest rate swap and swaption positions of $300.0 million and $650.0 million, respectively. Upon settlement of the early terminations, we paid $0.5 million and $0.9 million in full settlement of its net interest spread liability and recognized $1.5 million and $0.2 million in realized losses on the swaps and swaptions, respectively, including an early termination penalty. We elected to terminate the swaps to reduce our cost of financing and align with our investment portfolio.
Also, included in our financial results for the three and six months ended June 30, 2011 was the recognition of a change in unrealized valuation losses of $42.2 million and $38.4 million, respectively, on our interest rate swap and swaption agreements that were accounted as trading instruments. For the three and six months ended June 30, 2010, we recognized changes in unrealized valuation losses of $3.3 million and $4.4 million, respectively, on our interest rate swap and swaption agreements that were accounted as trading instruments. The overall decrease in the swap rate curve during the six months ended June 30, 2011 resulted in the unfavorable market value movement over the three and six month period. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation losses are generally offset by unrealized gains in our Agency RMBS portfolio, which are recorded directly to stockholders' equity through other comprehensive income.
The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net interest spread	$(7,139)	$(791)	$(10,291)	$(1,209)
Early termination losses	(1,480)	—	(227)	—
Change in unrealized gain on interest rate swap and swaption agreements, at fair value	(42,189)	(3,263)	(38,351)	(4,392)
Loss on interest rate swap and swaption agreements	$(50,808)	$(4,054)	$(48,869)	$(5,601)

Gain on Other Derivative Instruments
Included in our financial results for the three and six months ended June 30, 2011 was the recognition of $9.8 million and $15.1 million of gains on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs and inverse interest-only securities. Included within these three and six months ended June 30, 2011 results, we recognized $6.2 million and $9.1 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $108.6 million and $81.1 million, respectively. The remainder represented realized and unrealized net gains on other derivative instruments. As these derivative instruments are considered trading instruments, the financial results include both realized and unrealized gains (losses) associated with these instruments.
For the three and six months ended June 30, 2010, we recognized $0.2 million and $1.1 million of gains on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs and inverse interest-only securities. Included within these three and six months ended June 30, 2010 results, we recognized $1.1 million and $0.6 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $22.2 million and $11.3 million, respectively. The remainder represented realized and unrealized net gains on other derivative instruments.

Expenses
Management Fees
We incurred management fees of $2.7 and $4.3 million for the three and six months ended June 30, 2011 and $0.7 million and $1.2 million for the three and six months ended June 30, 2010, which are payable to PRMC Advisers under our management agreement. The management fee is calculated based on our stockholders' equity.
Other Operating Expenses
For the three and six months ended June 30, 2011, we recognized $2.2 million and $3.7 million of other operating expenses compared to $1.1 million and $2.1 million of expenses for the same periods in 2010. Included in these other operating expenses are direct and allocated costs incurred by PRCM Advisers LLC on our behalf and reimbursed by us. For the three and six months ended June 30, 2011, these direct and allocated costs totaled approximately $2.0 million and $2.9 million compared to $1.2 million and $2.0 million of costs for the same period in 2010. Approximately $1.3 million and $2.1 million was expensed for the three and six months ended June 30, 2011, respectively, compared to $0.9 million and $1.5 million for the same periods in 2010. Approximately $0.3 million was classified as prepaid expense on the consolidated balance sheet for both the three and six months ended June 30, 2011. Approximately $0.4 million and $0.5 million in out-of-pocket expenses was charged against equity as a cost of raising capital for the three and six months ended June 30, 2011, respectively, compared to $0.3 million and $0.5 million for the same periods in 2010. Included in these reimbursed costs was compensation paid to our executive officers, including our principal financial officer and general counsel of $43,234 and $88,920 for the three and six months ended June 30, 2011 and $58,988 and $112,613 for the three and six months ended June 30, 2010.
The following table provides other operating expenses as a percentage of average equity for the three and six month periods presented:

(dollars in thousands)	Other Operating Expenses	Other Operating Expenses/Average Equity
	(Ratios for the quarter have been annualized)
For the Three Months Ended June 30, 2011	$2,155	1.1%
For the Three Months Ended June 30, 2010	$1,132	2.2%

For the Six Months Ended June 30, 2011	$3,667	1.2%
For the Six Months Ended June 30, 2010	$2,119	2.6%
Our other operating expenses as a percentage of average equity for the three and six months ended June 30, 2011 was 1.1%. The favorable decrease in our operating expense ratio compared to the first three months of 2011 resulted primarily from the additional capital raised upon completion of our secondary common stock offerings. See Note 11 of the Notes to the Consolidated Financial Statements.
Income Taxes
For the three and six months ended June 30, 2011, the Company has recognized $5.1 million and $4.3 million of income tax benefit related to both current and deferred income tax provisions in its taxable REIT subsidiary, Capitol. The Company's effective tax rate for the three and six months ended June 30, 2011 was a benefit of 83.8% and 25.3%, respectively.
For the three and six months ended June 30, 2011, the Company has recognized $5.5 million and $5.1 million of deferred tax benefit related to unrealized gains on derivative instruments, and $0.7 million and $0.8 million of deferred tax expense related to unrealized gains on U.S. Treasuries held in its TRS.
For the three months ended June 30, 2011, the Company has recognized current federal tax benefit of $0.3 million due to realized net losses on U.S. Treasuries and derivative instruments. For the six months ended June 30, 2011, the Company has recognized current federal tax expense of $0.1 million due to realized net gains on the U.S. Treasuries and derivative positions.
We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT, and therefore we have not recognized any further federal or state tax provisions.

Financial Condition
Available-for-Sale Securities, at Fair Value
Agency RMBS
Our Agency RMBS portfolio is composed of adjustable rate and fixed rate mortgage-backed securities backed by single-family and multi-family mortgage loans. All of our principal and interest Agency RMBS were Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations that carry an implied “AAA” rating, or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. Government. The majority of these securities consist of whole pools in which we own all of the investment interests in the securities.
The table below summarizes certain characteristics of our Agency AFS securities at June 30, 2011:

	June 30, 2011
(dollars in thousands, except purchase price)	Principal/Current Face	Net (Discount)/ Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price

Principal and interest securities:
Fixed	$3,187,125	$151,839	$3,338,964	$38,238	$(8,155)	$3,369,047	4.66%	$105.06
Hybrid/ARM	233,607	12,421	246,028	3,721	(36)	249,713	4.23%	$106.02
Total P&I Securities	3,420,732	164,260	3,584,992	41,959	(8,191)	3,618,760	4.63%	$105.12
Interest-only securities:
Fixed	574,480	(492,679)	81,801	6,993	(1,109)	87,685	5.23%	$15.77
Fixed Other (1)	619,112	(581,161)	37,951	634	(481)	38,104	1.32%	$6.35
Total	$4,614,324	$(909,580)	$3,704,744	$49,586	$(9,781)	$3,744,549
____________________
(1) Fixed Other represents weighted-average coupon interest-only securities that are not generally used for our interest-rate risk management purposes. These securities pay variable coupon interest based on the weighted average of the fixed rates of the underlying loans of the security, less the weighted average rates of the applicable issued principal and interest securities.

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS owned by us as of June 30, 2011, on an annualized basis, was 5.0%.
The following table summarizes the number of months until the next re-set for our floating or adjustable rate Agency RMBS mortgage portfolio at June 30, 2011:

(in thousands)	Carrying Value
0-12 months	$202,435
13-36 months	19,787
37-60 months	27,491
Greater than 60 months	—
Total	$249,713

Non-Agency RMBS
Our non-Agency RMBS portfolio is composed of senior and mezzanine tranches of mortgage-backed securities. The following table provides investment information on our non-Agency RMBS as of June 30, 2011:

	As of June 30, 2011
(in thousands)	Principal/Current Face	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Senior	$1,144,094	$(226,458)	$(312,572)	$605,064	$20,722	$(16,951)	$608,835
Mezzanine	272,195	(54,257)	(73,169)	144,769	7,861	(5,189)	147,441
Total	$1,416,289	$(280,715)	$(385,741)	$749,833	$28,583	$(22,140)	$756,276

The majority of our non-Agency RMBS were rated at June 30, 2011. Note that credit ratings are based on the par value of the non-Agency RMBS, whereas the distressed non-Agency RMBS assets in our portfolio were acquired at a heavily discounted price. The following table summarizes the credit ratings of our non-Agency RMBS portfolio as of June 30, 2011:

June 30, 2011
AAA	—%
AA	—%
A	—%
BBB	7.7%
BB	9.8%
B	11.2%
Below B	70.2%
Not rated	1.1%
Total	100.0%

The following tables present certain information detailed by investment type and their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at June 30, 2011:

	At June 30, 2011
Non-Agency Principal and Interest (P&I) RMBS Characteristics	Senior Bonds	Mezzanine Bonds	Total P&I Bonds
Carrying Value (in thousands)	$608,207	$147,441	$755,648
% of Non-Agency Portfolio	80.5%	19.5%	100.0%
Average Price	$58.84	$60.95	$59.25
Average Coupon	2.5%	1.4%	2.3%
Average Fixed Coupon	5.6%	5.9%	5.7%
Average Floating Coupon	1.8%	0.8%	1.6%
Average Hybrid Coupon	3.8%	2.7%	3.7%
Collateral Attributes
Avg Loan Age (months)	61	77	64
Avg Original Loan-to-Value	78.3%	77.9%	78.2%
Avg Original FICO (1)	666	651	663
Current Performance
60+ day delinquencies	43.9%	34.4%	42.1%
Average Credit Enhancement (2)	24.9%	31.4%	26.2%
3-Month CPR (3)	2.9%	3.4%	3.0%

____________________

(1)	FICO represents a mortgage industry accepted credit score of a borrower, which was developed by Fair Isaac Corporation.

(2)	Average credit enhancement remaining on our non-Agency RMBS portfolio, which is the average amount of protection available to absorb future credit losses due to defaults on the underlying collateral.

(3)
3-Month CPR is reflective of the prepayment speed on the underlying securitization; however, it does not necessarily indicate the proceeds received on our investment tranche. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

Non-Agency RMBS Characteristics	June 30, 2011
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Prime	$16,136	2.6%	$1,976	1.3%	$18,112	2.4%
Alt-A	73,335	12.1%	8,520	5.8%	81,855	10.8%
POA	221,376	36.4%	21,079	14.3%	242,455	32.1%
Subprime	297,360	48.9%	115,866	78.6%	413,226	54.7%
	$608,207	100.0%	$147,441	100.0%	$755,648	100.0%

Non-Agency RMBS Characteristics	June 30, 2011
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Coupon Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$101,504	16.7%	$18,408	12.5%	$119,912	15.9%
Hybrid or Floating	506,703	83.3%	129,033	87.5%	635,736	84.1%
	$608,207	100.0%	$147,441	100.0%	$755,648	100.0%

Non-Agency RMBS Characteristics	June 30, 2011
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Origination Year	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
2006+	$459,722	75.6%	$21,204	14.4%	$480,926	63.7%
2002-2005	146,311	24.0%	125,910	85.4%	272,221	36.0%
Pre-2002	2,174	0.4%	327	0.2%	2,501	0.3%
	$608,207	100.0%	$147,441	100.0%	$755,648	100.0%

Repurchase Agreements
Our borrowings consist entirely of repurchase agreements collateralized by our pledge of AFS and trading securities, derivative instruments and certain cash balances. Substantially all of our Agency RMBS are currently pledged as collateral, and the majority of our non-Agency RMBS has been pledged. As of June 30, 2011, our debt-to-equity ratio was 5.4:1.0. Our debt-to-equity ratio includes the debt collateralized by our U.S. Treasuries and Agency derivatives. Our debt-to-equity ratio for RMBS and Agency derivatives only was 4.2:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.

As of June 30, 2011, the term to maturity of our borrowings ranged from four days to over six months. The weighted average original term to maturity of our borrowings collateralized by RMBS was 86 days at June 30, 2011. At June 30, 2011, the weighted average cost of funds for all our repurchase agreements was 0.42%.

(dollars in thousands)	June 30, 2011		December 31, 2010
Collateral Type	Amount Outstanding	Weighted Average	Amount Outstanding	Weighted Average
U.S. Treasuries	$1,019,400	0.07%	$198,750	0.28%
Agency RMBS	3,355,189	0.32%	745,861	0.37%
Non-Agency RMBS	375,613	2.24%	201,976	2.05%
Agency derivatives	77,000	0.87%	23,216	1.07%
Total	$4,827,202	0.42%	$1,169,803	0.66%

As of June 30, 2011, our amounts outstanding under repurchase agreements includes $64.3 million of borrowings under the 364-day repurchase facility with Wells Fargo. As of June 30, 2011, the facility provided an aggregate maximum borrowing capacity of $75 million and it was set to mature on August 3, 2011. See Footnote 16 - Subsequent Events. The facility is collateralized by non-Agency RMBS and its weighted average borrowing rate as of June 30, 2011 was 1.90%.
The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month end within that quarterly period, of RMBS repurchase agreements for the three months ended June 30, 2011, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average RMBS Repurchase Balances (1)	End of Period Balance RMBS Repurchase Agreements (1)	Maximum Balance of Any Month-End for RMBS Repurchase Agreements (1)	RMBS Repurchase Agreements to equity ratio
For the Three Months Ended June 30, 2011	3,050,424	3,807,802	3,807,802	4.2:1.0	(5)
For the Three Months Ended March 31, 2011	1,516,076	2,317,156	2,317,156	3.4:1.0	(4)
For the Three Months Ended December 31, 2010	850,945	971,053	971,053	2.5:1.0	(3)
For the Three Months Ended September 30, 2010	761,151	797,449	797,449	3.3:1.0
For the Three Months Ended June 30, 2010	577,092	722,003	722,003	3.2:1.0	(2)
____________________

(1)	RMBS repurchase agreements exclude repurchase agreements collateralized by U.S. Treasuries.

(2)
On April 26, 2010, the Company completed its capital raise of approximately $106.8 million in net proceeds, which was invested on a leveraged basis. At the same time, the Company deployed these proceeds with a higher allocation to non-Agency RMBS, which carries a lower leverage ratio.

(3)
On December 22, 2010, the Company completed its capital raise of approximately $128.5 million in net proceeds. Due to the timing of the capital raise within the quarter, the net proceeds were not fully invested, on a leveraged basis, until the end of January 2011 resulting in a decline in the debt-to-equity ratio as of December 31, 2010. With a higher targeted allocation to Agency RMBS, the Company targeted a fully deployed debt-to-equity ratio of 3.5:1.0 to 4.0:1.0.

(4)
On March 16, 2011, the Company completed its capital raise of approximately $287.8 million in net proceeds. Due to the timing of the capital raise within the quarter, the net proceeds were not fully invested, on a leveraged basis, until the end of April 2011. With a higher targeted allocation to Agency RMBS, the Company targeted a fully deployed debt-to-equity ratio of 4.5:1.0 to 5.0:1.0.

(5)
On May 25, 2011, the Company completed its capital raise of approximately $235.2 million in net proceeds, which was invested on a leveraged basis. With a higher targeted allocation to non-Agency RMBS for additional capital, the Company targeted a fully deployed debt-to-equity ratio of 4.0:1.0 to 4.5:1.0.

Equity
As of June 30, 2011, our stockholders' equity was $897.6 million and our diluted book value per share was $9.73. As of March 31, 2011, our stockholders' equity was $685.6 million and our diluted book value per share was $9.90.

The following table provides details of our changes in stockholders' equity from March 31, 2011 to June 30, 2011:

(dollars in thousands, except per share amounts)	Book Value	Book Value Per Diluted Share (2)
Stockholders' equity at March 31, 2011	$685,568	$9.90
GAAP net income:
Core Earnings, net of tax of $0.1 million (1)	31,411	0.34
Realized gains and losses, net of tax	(567)	(0.01)
Unrealized mark-to-market gains and losses, net of tax	(31,828)	(0.34)
Other comprehensive income, net of tax	14,514	0.16
Dividend declaration	(36,911)	(0.40)
Net proceeds from common stock issuance	235,310	0.08
Other	84	—
Stockholders' equity at June 30, 2011	$897,581	$9.73
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
To the extent that we raise additional equity capital through capital market transactions, we anticipate using cash proceeds from such transactions to purchase additional RMBS, residential mortgage loans, and for other general corporate purposes. There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.
As of June 30, 2011, we held $181.9 million in cash and cash equivalents available to support our operations, $4.7 billion of AFS and derivative assets held at fair value, and $4.8 billion of outstanding debt in the form of repurchase agreements (excludes $199.6 million in payables due to broker counterparties for unsettled security purchases). As of June 30, 2011, our debt-to-equity ratio was 5.4:1.0. During the three months ended June 30, 2011, our debt-to-equity ratio increased from 3.8:1.0 to 5.4:1.0, including monies borrowed to finance our investment in U.S. Treasuries. The debt-to-equity ratio funding our RMBS and Agency derivatives increased from 3.4:1:0 to 4.2:1.0 as we completed the investment of our offering proceeds and allocated additional capital to a more leveraged Agency RMBS strategy. We believe the debt-to-equity ratio funding our RMBS and Agency derivatives is the most meaningful leverage measure as U.S. Treasuries are viewed to be highly liquid in nature.
As of June 30, 2011, we had approximately $94.0 million of unpledged Agency securities and $127.9 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity of approximately $133.1 million. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and collateral requirements change in the next two quarters of 2011, we believe we are subject to less earnings volatility than a more leveraged organization.
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
For the three months ended June 30, 2011, we have continued to maintain our repurchase agreement with Wells Fargo Bank, National Association, or Wells Fargo. The repurchase agreement serves as a repurchase facility used from time to time to finance certain of our non-Agency securities held in our RMBS portfolio with Wells Fargo pursuant to its terms. As of June 30, 2011, the Wells Fargo repurchase agreement provided an aggregate maximum borrowing capacity of $75 million and it was set to mature on August 3, 2011. See Footnote 16 - Subsequent Events.
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
On May 18, 2011, we announced that we had taken the first step toward setting up a securitization issuance program by partnering with Barclays Bank PLC, or Barclays, to close on a $100 million mortgage loan warehouse facility, subject to future increase. The facility provides an aggregate maximum borrowing capacity of $100 million and it is set to mature on May 16, 2012, unless extended pursuant to its terms. The facility will be collateralized by eligible residential mortgage loans, which will be subject to margin call provisions that provide Barclays with certain rights when there has been a decline in the market value of the purchased mortgage loans.
We have guaranteed the obligations of our subsidiary, Two Harbors Asset I, under the Wells Fargo Repurchase Agreements, and TH TRS Corp., under the Barclays facility. As a result, we are subject to the following financial covenants, as further detailed by the respective Guaranty Agreements (represents most restrictive covenant calculation as of June 30, 2011 across both facilities):

(a)
As of last Business Day of each calendar quarter, Total Debt to Net Asset Value must be less than the specified Threshold Ratio in the Repurchase Agreement. As of June 30, 2011, our debt to net asset value, as defined, was 4.5:1.0 while our threshold ratio, as defined, was 5.7:1.0.

(b)	As of the last Business Day of each calendar quarter, Cash and Cash Equivalents must be greater than $25 million. As of June 30, 2011, our total cash and cash equivalents, was $181.9 million.

(c)	As of the last Business Day of each calendar quarter, Net Asset Value must be greater than $250 million. As of June 30, 2011, our net asset value, as defined, was $897.6 million.
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

(in thousands)	June 30, 2011	December 31, 2010
Available-for-sale securities, at fair value	$4,114,269	$1,090,598
Trading securities, at fair value	1,022,394	199,523
Cash and cash equivalents	15,000	14,467
Restricted cash	18,152	11,634
Due to/from counterparties	13,237	10,508
Derivative assets, at fair value	107,006	30,534
Total	$5,290,058	$1,357,264

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
The following table provides the maturities of our repurchase agreements as of June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011	December 31, 2010
Within 30 days	$1,223,115	$197,286
30 to 59 days (1)	325,876	211,556
60 to 89 days	603,752	117,621
90 to 119 days	718,158	152,433
Over 120 days	936,901	292,157
Open maturity (2)	1,019,400	198,750
Total	$4,827,202	$1,169,803
____________________

(1)	30 to 59 days includes the amounts outstanding under the Wells Fargo 364-day borrowing facility.

(2)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

For the three months ended June 30, 2011, our unrestricted cash balance decreased from $302.3 million to $181.9 million. The cash movements can be summarized by the following:

•
Cash flows from operating activities.   For the three months ended June 30, 2011, operating activities increased our cash balances by approximately $29.8 million, primarily driven by our strong interest yield and financial results for the quarter.

•
Cash flows from investing activities.  For the three months ended June 30, 2011, investing activities reduced our cash balances by approximately $2.6 billion. The reduction was driven by the increase in our RMBS portfolio as we deployed capital from our common stock offerings.

•
Cash flows from financing activities.   For the three months ended June 30, 2011, financing activities increased our cash balance by approximately $2.4 billion, resulting from the net borrowings under repurchase agreements to fund our AFS portfolio as well as net proceeds of $235.2 million obtained from our common stock offering.

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
We utilize U.S. Treasuries as well as derivative financial instruments, currently limited to interest rate swaps, swaptions, TBAs, and to a certain extent inverse interest-only securities, as of June 30, 2011, to hedge the interest rate risk associated with our portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We rely on PRCM Advisers' expertise to manage these risks on our behalf. We implement part of our hedging strategy through Capitol, our TRS, which is subject to U.S. federal, state and, if applicable, local income tax.
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
The following table provides the indices of our variable rate assets as of June 30, 2011, based on total carrying value of bonds (dollars in thousands).

	As of June 30, 2011
Index Type	Floating	Hybrid (1)	Total	Index Percentage
CMT	$—	$187,269	$187,269	21%
LIBOR	624,482	39,441	663,923	75%
Other (2)	17,531	17,354	34,885	4%
Total	$642,013	$244,064	$886,077	100%
____________________
(1) Hybrid amounts reflect those assets with greater than 12 months to reset.
(2) Other includes COFI, MTA and other indices.
Our analysis of risks is based on PRCM Advisers and its affiliates' experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM Advisers may produce results that differ significantly from the estimates and assumptions used in our models.
We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at June 30, 2011.
All changes in value are measured as the change from the June 30, 2011 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities, at fair value	$93,055	$52,982	$(53,912)	$(120,268)
As a % of June 30, 2011 equity	10.4%	5.9%	(6.0)%	(13.4)%
Trading securities, at fair value	$8,120	$8,120	$(9,219)	$(18,395)
As a % of June 30, 2011 equity	0.9%	0.9%	(1.0)%	(2.0)%
Derivatives, at fair value, net	$(81,184)	$(40,873)	$40,798	$88,142
As a % of June 30, 2011 equity	(9.0)%	(4.6)%	4.5%	9.8%
Repurchase Agreements	$(2,234)	$(2,779)	$4,525	$9,049
As a % of June 30, 2011 equity	(0.2)%	(0.3)%	0.5%	1.0%
Total Net Assets	$17,757	$17,450	$(17,808)	$(41,472)
As a % of June 30, 2011 total assets	0.3%	0.3%	(0.3)%	(0.7)%
As a % of June 30, 2011 equity	2.1%	1.9%	(2.0)%	(4.6)%
	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$2,694	$2,707	$(2,570)	$(5,141)
% change in net interest income	1.7%	1.7%	(1.6)%	(3.2)%

The AFS securities, at fair value, included in the interest rate sensitivity table “change in value of financial position” were limited to Agency RMBS. Due to the significantly discounted prices and underlying credit risks of our non-Agency RMBS, we believe our non-Agency RMBS's valuation is inherently de-sensitized to changes in interest rates. As such, we cannot project the impact to these financial instruments and have excluded these RMBS from the interest rate sensitivity analysis. These non-Agency RMBS have been included in the “change in annualized net interest income” analysis.
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2011. The analysis presented utilizes assumptions and estimates based on management's judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
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
Given the low interest rates at June 30, 2011, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only bonds purchased at a premium, and accretion of discount on our non-Agency bonds purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
The information set forth in the interest rate sensitivity table and all related disclosures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the 1933 Act, and Section 21E of the Securities Exchange Act of 1934, or the 1934 Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.
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
Credit Risk
We believe that our investment strategy will generally keep our risk of credit losses low to moderate. However, we retain the risk of potential credit losses on all of the loans underlying our non-Agency RMBS. With respect to our non-Agency RMBS that are senior in the credit structure, credit support contained in RMBS deal structures provide a level of protection from losses. We seek to manage the remaining credit risk through our pre-acquisition due diligence process, and by factoring assumed credit losses into the purchase prices we pay for non-Agency RMBS. In addition, with respect to any particular target asset, PRCM Advisers' investment team evaluates relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral. At times, we enter into credit default swaps or other derivative instruments in an attempt to manage our credit risk. Nevertheless, unanticipated credit losses could adversely affect our operating results.

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
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
As of the date of this filing, we are not party to any litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors
Other than with respect to the risk factors below, there have been no material changes to the risk factors set forth under the heading "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2010, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” in this Quarterly Report on Form 10-Q.
Risks Related to the Business of Two Harbors

We face certain additional risks to our business as a result of our new securitization program.

There are risks related to our plan to securitize prime jumbo residential mortgage loans.

Our plan to have our subsidiary, TH TRS, securitize prime jumbo residential mortgage loans is subject to many of the same risks as those related to our other target assets, including risks related to changes in interest rates, economic factors in general, pre-payment speeds, default risks and risks related to hedging strategies. However, our plan to purchase and securitize these loans subjects us to additional risks as well.
Mortgage loans we intend to securitize will be subject to additional risks under repurchase agreements.

We intend to finance the prime jumbo residential mortgage loans that we acquire with repurchase agreements, including the Barclays Facility, prior to the planned securitization. Repurchase agreements for newly originated mortgage loans specify in detail the characteristics of eligible mortgages which may be financed under the repurchase agreements, and those specified characteristics are different than those contained in the repurchase facilities we use to finance our other target assets. Many of the events which could cause the mortgage loans to become ineligible are not within our sole control. If the mortgage loans we acquire become ineligible to be financed under these facilities, we may be subject to less favorable advance rates, or haircuts, under the repurchase facilities, or we may be required to repurchase the ineligible mortgages on short notice. If that occurs, we will have to use additional capital to hold these mortgage loans, which will reduce the capital available to invest in our other target assets such as Agency RMBS and Non-Agency RMBS.

We may not be able to acquire targeted prime jumbo residential mortgage loans.

The success of our securitization program will depend upon sourcing a large volume of desirable prime jumbo residential loans. We may be unable to do so for many reasons. We may be unable to locate originators that are able to originate mortgage loans that meet our standards, and those originators may decline to sell us those mortgage loans. Competition for the loans may drive down supply or drive up prices, making it uneconomical to purchase the loans. General economic factors, such as recession, declining home values, unemployment and high interest rates, may limit the supply of available loans. As a result, we may incur additional costs to acquire a sufficient volume of mortgage loans or be unable to acquire mortgage loans at a reasonable price. If we cannot source an adequate volume of desirable loans, our securitization program may be unprofitable, and we may hold individual loans for long periods, increasing our exposure to the credit of the borrowers and requiring capital that might be better used elsewhere in our business.

Our Manager has not previously completed a securitization or acquired newly originated mortgage loans.

Our Manager, PRCM Advisers, has not previously completed a securitization or acquired newly originated mortgage loans. Through the use of existing resources within Pine River, the addition of new staff and the use of outside advisers, we believe that PRCM Advisers has sufficient experience to conduct our securitization program. Nonetheless, this is a new business for Two Harbors, and there can be no assurance that we will be able to implement our securitization program successfully, or at all.

Market conditions and other factors may affect our ability to securitize prime jumbo mortgage loans.

Our ability to complete a securitization of prime jumbo mortgage loans will be affected by a number of factors, including:
•conditions in the securities markets, generally;

•conditions in the asset-backed securities markets, specifically;
•yields of our portfolio of prime jumbo mortgage loans;
•the credit quality of our portfolio of prime jumbo mortgage loans; and
•our ability to obtain any necessary credit enhancement.
In recent years, the asset-backed securitization markets have experienced unprecedented disruptions, and securitization volumes have decreased sharply. Recent conditions in the securitization markets include reduced liquidity, increased risk premiums for issuers, reduced investor demand, financial distress among financial guaranty insurance providers, and a general tightening of credit. These conditions, which may increase our cost of funding, and may reduce or even eliminate our access to the securitization market, may continue or worsen in the future. As a result, these conditions may lead us to be unable to sell securities in the asset-backed securities market. Further, our repurchase facilities may not be adequate to fund our mortgage purchasing activities until such disruptions in the securitization markets subside. Further or continued disruptions in this market or any adverse change or delay in our ability to access the market could have a material adverse effect on our financial position, liquidity and results of operations. Low investor demand for asset-backed securities could force us to hold prime jumbo mortgage loans until investor demand improves, but our capacity to hold such mortgage loans is not unlimited. Continuing adverse market conditions could also result in increased costs and reduced margins earned in connection with our planned securitization transactions.
Our ability to execute securitizations of prime jumbo mortgage loans could be delayed, limited, or precluded by legislative and regulatory reforms applicable to asset-backed securities and the institutions that sponsor, service, rate, or otherwise participate in, or contribute to, the successful execution of a securitization transaction. Other factors could also limit, delay, or preclude our ability to execute securitization transactions. These legislative, regulatory, and other factors could also reduce the returns we would otherwise expect to earn in connection with securitization transactions.

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Provisions of the Dodd-Frank Act require significant revisions to the legal and regulatory framework which apply to the asset-backed securities markets and securitizations. Some of the provisions of the Dodd-Frank Act have become effective or been implemented, while others are in the process of being implemented or will become effective in the future.

We cannot predict how the Dodd-Frank Act and the other regulations that have been proposed will affect our ability to execute securitizations of residential mortgage loans. For example, Section 15G of the 1934 Act, as modified by the Dodd-Frank Act, generally requires the issuer of asset-backed securities to retain not less than five percent of the credit risk of the assets collateralizing the asset-backed securities. Section 15G includes an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages.” The Dodd-Frank Act, however, left the definition of “qualified residential mortgage” to be determined by a federal rule-making process. In March 2011, federal regulators proposed a definition for the terms, as well as other rules related to the risk retention requirements of Section 15G, but those regulations have not been finalized.

In addition to the Dodd-Frank Act and its related rules, other federal or state laws and regulations that could affect our ability to execute securitization transactions may be proposed, enacted, or implemented. These laws and regulations could effectively preclude us from executing securitization transactions, could delay our execution of these types of transactions, or could reduce the returns we would otherwise expect to earn from executing securitization transactions.

Other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions that traditionally purchase and hold asset-backed securities, could result in less investor demand for securities issued through securitization transactions we plan to execute or increased competition from other institutions that execute securitization transactions.

Rating agencies may affect our ability to execute securitization transactions, or may reduce the returns we would otherwise expect to earn from securitization transactions.

In the past, the rating agencies have played a central role in the securitization markets. Many purchasers of asset-backed securities require that a security be rated by the agencies at or above a specific grade before they will consider purchasing it. The rating agencies could adversely affect our ability to execute securitization transactions by deciding not to publish ratings for our securitization transaction (or deciding not to consent to the inclusion of those ratings in the prospectuses we may file with the SEC relating to securitization transactions), or by assigning ratings that are below the thresholds investors require. Further, rating agencies could alter their ratings processes or criteria after we have accumulated loans for securitization in a manner that reduces the value of previously acquired loans or that requires us to incur additional costs to comply with those processes and criteria. Moreover, the ratings agencies have come under heavy criticism for their perceived role in the financial crisis that started in 2008, and as a result their role and business model may change in ways that adversely affect our ability to execute securitization transactions.

We may be subject to fines or other penalties based upon the conduct of independent mortgage brokers through which we originate mortgage loans and lenders from which we acquire mortgage loans.

The independent third party mortgage brokers and lenders through which we plan to obtain prime jumbo mortgage loans are subject to strict and evolving consumer protection laws and other legal obligations. While these laws may not explicitly hold us responsible for the legal violations of these third parties, federal and state agencies and private litigants have increasingly sought to impose such liability. In addition, various regulators and plaintiffs' lawyers have sought to hold assignees of mortgage loans liable for the alleged violations of the originating lender under theories of express or implied assignee liability. Accordingly, we may be subject to fines, penalties or civil liability based upon the conduct of independent mortgage brokers or originating lenders from whom we acquire mortgage loans.

The purchase of residential mortgage loans in the secondary market may, in some circumstances, require us to maintain various state licenses and failure to obtain those licenses may adversely affect our securitization program.

The purchase of residential mortgage loans in the secondary market may, in some circumstances, require us to maintain various state licenses. We have recently begun the process of applying for the necessary licenses, but in some cases it may take months to acquire them. As a result, we could be delayed in conducting our planned business. There is no assurance that we will be able to obtain all of the licenses we need or that we will not experience significant delays in obtaining these licenses. Once licenses are issued we will be required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that we will be able to satisfy those requirements on an ongoing basis. Our failure to obtain or maintain required licenses may restrict our planned securitization and could harm our business and expose us to penalties or other claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 18, 2011, the Company granted 19,750 shares of restricted common stock to its independent directors pursuant to the Company's 2009 Equity Incentive Plan. The estimated fair value of these awards was $10.76 per share, based on the closing price of our common stock on the NYSE on May 17, 2011. The grants will vest in three annual installments commencing on the first anniversary of the date of the grant, as long as the director is serving as a board member on the vesting date. These grants were exempt from the registration requirements of the 1933 Act pursuant to Section 4(2) thereof.

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

TWO HARBORS INVESTMENT CORP.
Dated:	August 4, 2011	By:	/s/ Thomas Siering
Thomas Siering Chief Executive Officer, President and Director (principal executive officer)
Dated:	August 4, 2011	By:	/s/ Jeffrey Stolt
Jeffrey Stolt Chief Financial Officer and Treasurer (principal accounting and financial officer)

Exhibit Number	Exhibit Index
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

10.19
Master Repurchase Agreement, dated as of May 17, 2011 by and among Barclays Bank, Plc, as purchaser and agent, TH TRS Corp, as seller and Two Harbors Investment Corp. as guarantor (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2011).

10.20
Forward AAA Securities Agreement, dated as of May 17, 2011 by and among Barclays Bank Plc, as initial purchaser and TH TRS Corp. as seller (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2011).

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
101
Financial statements from the quarterly report on Form 10-Q of Two Harbors Investment Corp. for the quarter ended June 30, 2011, filed on August 4, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income (Loss), (iii) the Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text.