Form 10-Q
period 2011-09-30
Two Harbors Investment Corp.
filed 2011-11-04
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2011
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
As of November 4, 2011 there were 140,593,845 shares of common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Available-for-sale securities, at fair value	$6,412,895	$1,354,405
Trading securities, at fair value	1,526,330	199,523
Cash and cash equivalents	409,947	163,900
Total earning assets	8,349,172	1,717,828
Restricted cash	164,276	22,548
Accrued interest receivable	25,510	5,383
Due from counterparties	33,918	12,304
Derivative assets, at fair value	245,314	38,109
Other assets	619	1,260
Total Assets	$8,818,809	$1,797,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$7,300,613	$1,169,803
Derivative liabilities, at fair value	46,182	158
Accrued interest payable	5,442	785
Due to counterparties	90,880	231,724
Accrued expenses and other liabilities	7,747	2,063
Dividends payable	56,235	10,450
Other liabilities	4,579	1
Total liabilities	7,511,678	1,414,984
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 140,586,736 and 40,501,212 shares issued and outstanding, respectively	1,406	405
Additional paid-in capital	1,372,944	366,974
Accumulated other comprehensive (loss) income	(26,325)	22,619
Cumulative earnings	106,022	30,020
Cumulative distributions to stockholders	(146,916)	(37,570)
Total stockholders’ equity	1,307,131	382,448
Total Liabilities and Stockholders’ Equity	$8,818,809	$1,797,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Interest income:
Available-for-sale securities	$65,919	$11,823	$125,413	$27,064
Trading securities	1,706	15	2,783	15
Cash and cash equivalents	114	27	241	70
Total interest income	67,739	11,865	128,437	27,149
Interest expense	7,218	1,395	13,580	2,777
Net interest income	60,521	10,470	114,857	24,372
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(3,371)	—	(3,665)	—
Non-credit portion of loss recognized in other comprehensive income (loss)	—	—	—	—
Net other-than-temporary credit impairment losses	(3,371)	—	(3,665)	—
Other income:
Gain on investment securities, net	31,432	2,577	36,159	4,608
Loss on interest rate swap and swaption agreements	(39,311)	(4,436)	(88,180)	(10,037)
Gain on other derivative instruments	22,361	3,098	37,474	4,197
Total other income (loss)	14,482	1,239	(14,547)	(1,232)
Expenses:
Management fees	4,785	862	9,063	2,068
Other operating expenses	2,850	1,213	6,516	3,332
Total expenses	7,635	2,075	15,579	5,400
Net income before income taxes	63,997	9,634	81,066	17,740
Benefit from (provision for) income taxes	(9,388)	246	(5,064)	1,555
Net income attributable to common stockholders	$54,609	$9,880	$76,002	$19,295
Basic and diluted earnings per weighted average common share	$0.42	$0.38	$0.90	$0.93
Dividends declared per common share	$0.40	$0.39	$1.20	$1.08
Basic and diluted weighted average number of shares of common stock	130,607,566	26,126,212	84,751,854	20,691,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders' Equity
				(unaudited)
Balance, January 1, 2010	13,401,368	$134	$131,756	$(950)	$(5,735)	$(3,484)	$121,721
Net income	—	—	—	—	19,295	—	19,295
Net change in unrealized gain on available-for-sale securities	—	—	—	17,001	—	—	17,001
Total other comprehensive income	—	—	—	17,001	—	—	—
Total comprehensive income							36,296
Net proceeds from issuance of common stock, net of offering costs	12,688,381	127	106,699	—	—	—	106,826
Common dividends declared	—	—	—	—	—	(23,635)	(23,635)
Non-cash equity award compensation	36,463	—	145	—	—	—	145
Balance, September 30, 2010	26,126,212	$261	$238,600	$16,051	$13,560	$(27,119)	$241,353

Balance, January 1, 2011	40,501,212	$405	$366,974	$22,619	$30,020	$(37,570)	$382,448
Net income	—	—	—	—	76,002	—	76,002
Net change in unrealized losses on available-for-sale securities	—	—	—	(48,944)	—	—	(48,944)
Total other comprehensive loss	—	—	—	(48,944)	—	—	—
Total comprehensive income							27,058
Net proceeds from issuance of common stock, net of offering costs	100,077,925	1,001	1,005,754	—	—	—	1,006,755
Common dividends declared	—	—	—	—	—	(109,346)	(109,346)
Non-cash equity award compensation	7,599	—	216	—	—	—	216
Balance, September 30, 2011	140,586,736	$1,406	$1,372,944	$(26,325)	$106,022	$(146,916)	$1,307,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
	(unaudited)
Cash Flows From Operating Activities:
Net income	$76,002	$19,295
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on RMBS, net	(57)	1,987
Other-than-temporary impairment losses	3,665	—
Gain on investment securities, net	(36,159)	(4,608)
Loss on termination of interest rate swaps and swaptions	18,074	2,486
Unrealized loss on interest rate swaps and swaptions	51,474	5,357
Unrealized gain on other derivative instruments	(20,144)	(1,025)
Equity based compensation expense	216	145
Net change in:
Increase in accrued interest receivable	(20,127)	(1,671)
Decrease/(increase) in deferred income taxes, net	4,136	(1,162)
Increase in prepaid tax asset	—	400
Decrease in prepaid and fixed assets	155	432
Increase in accrued interest payable, net	4,657	526
Increase in income taxes payable, net	928	—
Increase in accrued expenses and other liabilities	5,684	752
Net cash provided by operating activities	88,504	22,914
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(6,295,100)	(888,466)
Proceeds from sales of available-for-sale securities	1,004,248	247,858
Principal payments on available-for-sale securities	208,965	78,520
Purchases of other derivative instruments	(233,764)	(38,896)
Proceeds from sales of other derivative instruments	23,179	26,632
Purchases of trading securities	(2,019,959)	(58,189)
Proceeds from sales of trading securities	700,156	58,516
Decrease in due to/from counterparties, net	(162,458)	(10,978)
Increase in restricted cash	(141,728)	(18,814)
Net cash used in investing activities	(6,916,461)	(603,817)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	19,621,767	3,043,458
Principal payments on repurchase agreements	(13,490,957)	(2,512,357)
Proceeds from issuance of common stock, net of offering costs	1,006,755	106,826
Dividends paid on common stock	(63,561)	(16,930)
Net cash provided by financing activities	7,074,004	620,997
Net increase in cash and cash equivalents	246,047	40,094
Cash and cash equivalents at beginning of period	163,900	26,105
Cash and cash equivalents at end of period	$409,947	$66,199
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$8,923	$2,251
Cash paid for taxes	$1	$(497)
Non-Cash Financing Activity:
Dividends declared but not paid at end of period	$56,235	$10,189
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
On May 18, 2011, the Company announced that it had taken the first step toward setting up a securitization issuance program by partnering with Barclays Bank PLC, or Barclays, to close on a $100 million mortgage loan warehouse facility, or Barclays facility, subject to future increase. The Barclays facility will be used to aggregate prime jumbo residential mortgage loans that the Company will acquire from select mortgage loan originators with whom the Company has chosen to build strategic relationships, including those with a nationwide presence. The Company is targeting a $250 million deal size for its initial securitization, with Barclays Capital acting as underwriter. As of September 30, 2011, the Company has neither purchased any mortgage loan assets nor established the securitization program as a distinct operational business segment. As anticipated, the Company's initiatives in the three months ended September 30, 2011 continued to focus on establishing underwriting guidelines and originator relationships, addressing regulatory requirements and building an infrastructure to support a sustainable program.
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

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2011 and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2011 should not be construed as indicative of the results to be expected for the full year.
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

Recently Issued and/or Adopted Accounting Standards
Comprehensive Income
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
Investment Company
In October 2011, the Financial Accounting Standards Board (FASB) issued two exposure drafts, Proposed Accounting Standards Update—Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements and Proposed Accounting Standards Update—Real Estate—Investment Property Entities (Topic 973), that redefine an investment company and how it accounts for investments. The proposals eliminate the current scope exception for real estate investment trusts (REITs) and would require a REIT to assess itself under the FASB investment company act definition and adopt fair value accounting if it meets the criteria. The FASB has requested comments on these exposure drafts be submitted by January 5, 2012. Management is currently assessing the impacts of these exposure drafts.

Note 3. Available-for-Sale Securities, at Fair Value
The following table presents the Company's available-for-sale, or AFS, investment securities by collateral type, which were carried at their fair value as of September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$1,656,815	$396,888
Federal National Mortgage Association	2,460,994	556,609
Government National Mortgage Association	1,038,885	62,972
Non-Agency	1,256,201	337,936
Total mortgage-backed securities	$6,412,895	$1,354,405

At September 30, 2011 and December 31, 2010, the Company pledged investment securities with a carrying value of $6.3 billion and $1.1 billion, respectively, as collateral for repurchase agreements. See Note 9 - Repurchase Agreements.
At September 30, 2011 and December 31, 2010, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and therefore classified as derivatives.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of September 30, 2011 and December 31, 2010:

	September 30, 2011
(in thousands)	Agency	Non-Agency	Total
Face Value	$5,858,947	$2,667,159	$8,526,106
Unamortized premium	292,879	—	292,879
Unamortized discount
Designated credit reserve	—	(772,938)	(772,938)
Net, unamortized	(1,051,498)	(555,329)	(1,606,827)
Amortized Cost	5,100,328	1,338,892	6,439,220
Gross unrealized gains	83,727	16,624	100,351
Gross unrealized losses	(27,361)	(99,315)	(126,676)
Carrying Value	$5,156,694	$1,256,201	$6,412,895

	December 31, 2010
(in thousands)	Agency	Non-Agency	Total
Face Value	$1,306,655	$594,306	$1,900,961
Unamortized premium	41,651	—	41,651
Unamortized discount
Designated credit reserve	—	(145,855)	(145,855)
Net, unamortized	(334,979)	(129,992)	(464,971)
Amortized Cost	1,013,327	318,459	1,331,786
Gross unrealized gains	9,308	21,503	30,811
Gross unrealized losses	(6,166)	(2,026)	(8,192)
Carrying Value	$1,016,469	$337,936	$1,354,405

The following tables present the carrying value of the Company's AFS investment securities by rate type as of September 30, 2011 and December 31, 2010:

	September 30, 2011
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$239,229	$1,046,844	$1,286,073
Fixed Rate	4,917,465	209,357	5,126,822
Total	$5,156,694	$1,256,201	$6,412,895

	December 31, 2010
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$269,512	$245,517	$515,029
Fixed Rate	746,957	92,419	839,376
Total	$1,016,469	$337,936	$1,354,405

When the Company purchases a credit-sensitive AFS security at a significant discount to its face value, the Company often does not amortize into income a significant portion of this discount that the Company is entitled to earn because it

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

does not expect to collect it due to the inherent credit risk of the security. The Company may also record an other-than-temporary impairment, or OTTI, for a portion of its investment in the security to the extent the Company believes that the amortized cost will exceed the present value of expected future cash flows. The amount of principal that the Company does not amortize into income is designated as a credit reserve on the security, with unamortized net discounts or premiums amortized into income over time using the interest method in accordance with ASC 320.
The following table presents the changes for the nine months ended September 30, 2011 and September 30, 2010 of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	Nine Months Ended September 30,
	2011			2010
(in thousands)	Designated credit reserve	Unamortized net discount	Total	Designated credit reserve	Unamortized net discount	Total
Beginning balance at January 1	$(145,855)	$(129,992)	$(275,847)	$(50,187)	$(41,050)	$(91,237)
Acquisitions	(640,451)	(483,479)	(1,123,930)	(105,897)	(98,264)	(204,161)
Accretion of net discount	—	32,305	32,305	—	6,654	6,654
Realized credit losses	3,011	—	3,011	1,409	8	1,417
Reclassification adjustment for other-than-temporary impairments	(3,665)	—	(3,665)	—	—	—
Transfers from (to)	579	(579)	—	705	(705)	—
Sales, calls, other	13,443	26,416	39,859	18,630	17,779	36,409
Ending balance at September 30	$(772,938)	$(555,329)	$(1,328,267)	$(135,340)	$(115,578)	$(250,918)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of September 30, 2011 and December 31, 2010. At September 30, 2011, the Company held 1,081 AFS securities, of which 338 were in an unrealized loss position for less than twelve consecutive months and 15 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2010, the Company held 373 AFS securities, of which 108 were in an unrealized loss position for less than twelve months and 5 were in an unrealized loss position for more than twelve consecutive months.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2011	$1,895,965	$(125,479)	$3,103	$(1,197)	$1,899,068	$(126,676)
December 31, 2010	$310,445	$(7,183)	$1,405	$(1,009)	$311,850	$(8,192)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

The Company recorded a $3.4 million and a $3.7 million other-than-temporary credit impairment during the three and nine months ended September 30, 2011 on a total of eight non-Agency RMBS where the future expected cash flows for each security was less than its amortized cost. As of September 30, 2011, the impaired securities had weighted average cumulative losses of 5.2%, weighted average three-month prepayment speed of 4.54, weighted average 60+ day delinquency of 35.0% of the pool balance, and weighted average FICO score of 643.
The following table presents the OTTI included in earnings for the three and nine months ended September 30, 2011 and September 30, 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Cumulative credit loss at beginning of period	$(294)	$—	$—	$—
Additions:
Other-than-temporary impairments not previously recognized	(3,371)	—	(3,665)	—
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	—	—	—	—
Cumulative credit loss at September 30	$(3,665)	$—	$(3,665)	$—

Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain on investment securities, net in the Company's condensed consolidated statements of income. For the three and nine months ended September 30, 2011, the Company sold AFS securities for $908.5 million and $1.0 billion with an amortized cost of $881.0 million and $975.1 million, for a net realized gain of $27.5 million and $29.2 million, respectively.
The following table presents the gross realized gains and losses on sales of AFS securities for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Gross realized gains	$27,472	$2,276	$29,422	$4,582
Gross realized losses	—	(27)	(265)	(303)
Total realized gains (losses) on sales, net	$27,472	$2,249	$29,157	$4,279

Note 4. Trading Securities, at Fair Value
During the nine months ended September 30, 2011, the Company acquired and sold U.S. Treasuries in its taxable REIT subsidiary and classified these securities as trading instruments due to its short-term investment objectives. As of September 30, 2011 and December 31, 2010, the Company held U.S. Treasuries with an amortized cost of $1.5 billion and $200.0 million and a fair value $1.5 billion and $199.5 million, respectively. The unrealized gains and losses included within trading securities was a positive $5.5 million as of September 30, 2011 and a negative $0.5 million as of December 31, 2010.
For the three and nine months ended September 30, 2011, the Company sold trading securities for $200.0 million and $700.1 million with an amortized cost of $199.7 million and $699.1 million resulting in realized gains of $0.3 million and $1.0 million, respectively, on the sale of these investment securities. For the three and nine months ended September 30, 2011, trading securities experienced unrealized gains of $3.7 million and $6.0 million, respectively. Both realized and unrealized gains are recorded as a component of gains on investment securities, net in the Company's condensed consolidated statement of income.
At September 30, 2011, the Company pledged trading securities with a carrying value of $1.5 billion as collateral for repurchase agreements. See Note 9 - Repurchase Agreements.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

Note 5. Restricted Cash
As of September 30, 2011 and December 31, 2010, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts.
The following table presents the Company's restricted cash balances:

(in thousands)	September 30, 2011	December 31, 2010
Restricted cash balances held by:
Broker counterparties for securities trading activity	$9,000	$9,000
Broker counterparties for derivatives trading activity	71,220	1,914
Repurchase counterparties as restricted collateral	84,056	11,634
Total	$164,276	$22,548

Note 6. Accrued Interest Receivable
The following table presents the Company's accrued interest receivable by collateral type:

(in thousands)	September 30, 2011	December 31, 2010
Accrued Interest Receivable:
U.S. Treasuries	$2,516	$192
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	6,114	1,509
Federal National Mortgage Association	10,104	2,201
Government National Mortgage Association	4,479	532
Non-Agency	2,297	949
Total mortgage-backed securities	22,994	5,191
Total	$25,510	$5,383

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
Interest Rate Sensitive Assets/Liabilities
Available-for-sale Securities  - The Company's RMBS investment securities are generally subject to change in value when mortgage rates decline or increase, depending on the type of investment. Rising mortgage rates generally result in a slowing of refinancing activity, which slows prepayments and results in a decline in the value of the Company's fixed-rate

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

Agency pools. To mitigate the impact of this risk, the Company maintains a portfolio of financial instruments, primarily fixed-rate interest-only securities, which increase in value when interest rates increase. In addition, the Company has initiated TBA positions to further mitigate its exposure to increased prepayment speeds. The objective is to reduce the risk of losses to the portfolio caused by interest rate changes and changes in prepayment speeds.
As of September 30, 2011 and December 31, 2010, the Company had outstanding fair value of $53.2 million and $18.4 million, respectively, of interest-only securities in place to economically hedge its investment securities. These interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets. In addition, the Company holds TBA positions with $375.0 million in long notional and $2.0 billion in short notional as of September 30, 2011. The Company discloses these on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. As of September 30, 2011, these contracts held a fair market value of $9.6 million, included in derivative assets, at fair value, and $2.0 million, included in derivative liabilities, at fair value, in the condensed consolidated balance sheet as of September 30, 2011. The Company did not hold any long or short notional TBA positions as of December 31, 2010.
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
As of September 30, 2011 and December 31, 2010, the Company had the following outstanding interest rate swaps that were utilized as economic hedges of interest rate risk associated with the Company's short-term repurchase agreements:

(notional in thousands)
September 30, 2011
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2012	25,000	0.868%	0.295%	1.23
2013	1,275,000	0.795%	0.292%	1.63
2014	1,275,000	0.670%	0.355%	2.97
2015	820,000	1.575%	0.299%	3.77
2016	240,000	2.156%	0.276%	4.57
Total	3,635,000	1.017%	0.315%	2.77

(notional in thousands)
December 31, 2010
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2011	100,000	1.168%	0.343%	0.96
2012	25,000	0.868%	0.308%	1.98
2013	175,000	1.376%	0.306%	2.61
2014	175,000	1.671%	0.303%	3.96
2015	175,000	1.830%	0.287%	4.84
Total	650,000	1.526%	0.306%	3.29

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

The Company has also entered into interest rate swaps in combination with U.S. Treasuries and other RMBS to economically hedge funding cost and macro-financing risk. As of September 30, 2011 and December 31, 2010, the Company held $1.5 billion and $199.5 million, respectively, in fair value of U.S. Treasuries classified as trading securities and the following outstanding interest rate swaps:

(notional in thousands)
September 30, 2011
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2013	1,750,000	0.659%	0.28433%	1.75
Total	1,750,000

(notional in thousands)
December 31, 2010
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2012	200,000	0.557%	0.278%	1.80
Total	200,000

All of the Company's interest rate swap contracts receive interest at a 1-month or 3-month LIBOR rate, except the following interest rate swap entered in combination with TBA contracts to economically hedge mortgage basis widening where the Company pays interest at a 3-month LIBOR rate:

(notional in thousands)
September 30, 2011
Swaps Maturities	Notional Amounts	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2016	325,000	0.264%	1.772%	4.83
Total	325,000

The Company did not hold any interest rate swaps in combination with TBA contracts as of December 31, 2010.
Additionally, as of September 30, 2011 and December 31, 2010, the Company had the following outstanding interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would pay a fixed rate) that were utilized as macro-economic hedges:

September 30, 2011
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Payer	< 6 Months	$10,511	$97	5.30	575,000	3.18%	3M Libor	4.65
Payer	≥ 6 Months	14,646	2,749	11.65	1,875,000	3.09%	3M Libor	4.04
Total Payer		$25,157	$2,846	11.60	2,450,000	3.11%	3M Libor	4.18

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

December 31, 2010
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Payer	≥ 6 Months	$3,348	$4,028	11.25	100,000	3.52%	3M Libor	8.50

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
Credit Risk
The Company has limited exposure to credit losses on its U.S. Treasuries and Agency portfolio of investment securities because these securities are issued by the U.S. Department of the Treasury or government sponsored entities, or GSEs. The payment of principal and interest on the FHLMC and FNMA mortgage-backed securities are guaranteed by those respective agencies, and the payment of principal and interest on the GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.
For non-Agency investment securities, the Company currently enters into credit default swaps to specifically hedge credit risk. In future periods, the Company could enhance its credit risk protection, enter into further paired derivative positions, including both long and short credit default swaps and/or seek opportunistic trades in the event of a market disruption (see "Non-Risk Management Activities" section). The Company also has processes and controls in place to monitor, analyze, manage and mitigate its credit risk with respect to non-Agency RMBS.
As of September 30, 2011, the Company held credit default swaps where the Company receives credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company's credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.
The following table presents credit default swaps where the Company is receiving protection held as of September 30, 2011:

(notional and dollars in thousands)
September 30, 2011
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
Receive	9/20/2013	460.00	(45,000)	$2,802	$(3,126)	$(324)
	12/20/2013	370.00	(5,000)	$346	$(294)	$52
	6/20/2016	264.23	(250,000)	$12,649	$(480)	$12,169
	5/25/2046	356.00	(95,954)	$54,413	$(42,930)	$11,483
	Total	310.06	(395,954)	$70,210	$(46,830)	$23,380

The Company did not hold any credit default swaps where the Company receives credit protection as of December 31, 2010.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of September 30, 2011, the fair value of derivative financial instruments as an asset and liability position was $245.3 million and $46.2 million, respectively.
The Company mitigates the credit risk exposure on derivative financial instruments by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines, and the Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. As of September 30, 2011, the Company has received cash deposits from counterparties of $34.0 million and placed cash deposits of $89.2 million in accounts maintained by counterparties, of which the amounts are netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the condensed consolidated balance sheet.
In accordance with ASC 815, as amended and interpreted, the Company records derivative financial instruments on its condensed consolidated balance sheet as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative instruments and whether they qualify for hedge accounting treatment. Due to the volatility of the credit markets and difficulty in effectively matching pricing or cash flows, the Company has elected to treat all current derivative contracts as trading instruments.
Non-Risk Management Activities
The Company has entered into certain financial instruments that are considered derivative contracts under ASC 815 that are not for purposes of hedging. These contracts are currently limited to inverse interest-only residential mortgage securities and credit default swaps.
Inverse interest-only securities with a carrying value of $162.7 million, including accrued interest receivable of $2.2 million, are accounted for as derivative financial instruments in the condensed consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010
Face Value	$1,167,563	$219,459
Unamortized premium	—	—
Unamortized discount
Designated credit reserve	—	—
Net, unamortized	(1,005,236)	(190,162)
Amortized Cost	162,327	29,297
Gross unrealized gains	5,888	1,902
Gross unrealized losses	(7,742)	(665)
Carrying Value	$160,473	$30,534

As of September 30, 2011 and December 31, 2010, the Company also held credit default swaps where the Company provides credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company's credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

The following tables present credit default swaps where the Company is providing protection held as of September 30, 2011 and December 31, 2010:

(notional and dollars in thousands)
September 30, 2011
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
Provide	7/25/2036	359.94	117,043	$7,372	$(12,232)	$(4,860)
	5/25/2046	146.18	57,355	$(17,836)	$13,574	$(4,262)
	Total	289.64	174,398	$(10,464)	$1,342	$(9,122)

(notional and dollars in thousands)
December 31, 2010
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
Provide	7/25/2036	378.47	41,576	$3,137	$(3,554)	$(417)

Balance Sheet Presentation
The following table represents the gross fair value and notional amounts of the Company's derivative financial instruments treated as trading instruments as of September 30, 2011 and December 31, 2010.

(in thousands)	September 30, 2011				December 31, 2010
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$162,703	1,167,563	$—	—	$30,944	219,459	$—	—
Interest rate swap agreements	—	—	(33,726)	5,060,000	—	—	(158)	850,000
Credit default swap agreements	70,210	395,954	(10,464)	174,398	3,137	41,576	—	—
Swaptions	2,846	2,450,000	—	—	4,028	100,000	—	—
TBAs	9,555	875,000	(1,992)	750,000	—	—	—	—
Total	$245,314	4,888,517	$(46,182)	5,984,398	$38,109	361,035	$(158)	850,000

The following table provides the average monthly outstanding notional amounts of the Company's derivative financial instruments treated as trading instruments for the three and nine months ended September 30, 2011:

(in thousands)	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Trading instruments	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Inverse interest-only securities	1,135,141	—	771,476	—
Interest rate swap agreements	—	4,267,609	—	2,809,212
Credit default swaps	385,824	177,461	138,119	117,610
Swaptions	2,129,348	—	1,117,563	—
TBAs	545,109	1,230,435	85,834	132,621

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

Income Statement Presentation
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statement of income on its derivative instruments.

(in thousands)
Trading Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives		Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
Risk Management Instruments
Interest Rate Contracts
Investment securities - RMBS	Gain on other derivative instruments	$5,729	$1,214	$5,091	$1,631
Investment securities - U.S. Treasuries and TBA contracts	Loss on interest rate swap and swaption agreements	6,544	(1,251)	2,733	(2,299)
Repurchase agreements	Loss on interest rate swap and swaption agreements	(45,855)	(3,184)	(90,913)	(7,738)
Credit default swaps - Receive protection	Gain on other derivative instruments	21,994	—	22,267	—
Non-Risk Management Instruments
Credit default swaps - Provide protection	Gain on other derivative instruments	(4,414)	—	(5,589)	—
Inverse interest-only securities	Gain on other derivative instruments	(948)	1,884	15,705	2,566
Total		$(16,950)	$(1,337)	$(50,706)	$(5,840)
For the three and nine months ended September 30, 2011, the Company terminated 24 and 29 notional interest rate swap and swaption positions of $1.9 billion and $2.5 billion, respectively. Upon settlement of the early terminations, the Company paid $4.2 million and $5.1 million in full settlement of its net interest spread liability and recorded $17.8 million and $18.1 million in realized losses on the swaps and swaptions, respectively, including an early termination penalty.

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
Investment securities  - The Company holds a portfolio of AFS and trading securities that are carried at fair value in the condensed consolidated balance sheet. AFS securities are primarily composed of Agency and non-Agency RMBS while the Company's U.S. Treasuries are classified as trading securities. The Company determines the fair value of its U.S. Treasuries and Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. In determining the fair value of its non-Agency RMBS, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its U.S. Treasuries as Level 1 fair value assets at September 30, 2011. The Company classified 99.8% of its RMBS AFS securities reported at fair value as Level 2 at September 30, 2011. AFS and trading securities account for 78.4% and 18.6%, respectively, of all assets reported at fair value at September 30, 2011.
Derivative instruments  - The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps. The Company utilizes internally developed models that are widely accepted in the market to value its OTC derivative contracts. The specific terms of the contract are entered into the model as well as market observable inputs such as interest rate forward curves and interpolated volatility assumptions. As all significant inputs into these models are market observable, the Company classified 100% of the interest rate swaps, swaptions and credit default swaps reported at fair value as Level 2 at September 30, 2011.
The Company also enters into certain other derivative financial instruments, such as TBAs and inverse interest-only securities. These instruments are similar in form to the Company's AFS securities and the Company utilizes broker quotes to value these instruments. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at September 30, 2011. The Company reported 100% of its TBAs as Level 1 as of September 30, 2011.
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

	Recurring Fair Value Measurements
	At September 30, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$6,402,075	$10,820	$6,412,895
Trading securities	1,526,330	—	—	1,526,330
Derivative assets	9,555	235,759	—	245,314
Total assets	$1,535,885	$6,637,834	$10,820	$8,184,539
Liabilities
Derivative liabilities	$1,992	$44,190	$—	$46,182
Total liabilities	$1,992	$44,190	$—	$46,182

	Recurring Fair Value Measurements
	At December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$1,345,805	$8,600	$1,354,405
Trading securities	199,523	—	—	199,523
Derivative assets	—	38,109	—	38,109
Total assets	$199,523	$1,383,914	$8,600	$1,592,037
Liabilities
Derivative liabilities	$—	$158	$—	$158
Total liabilities	$—	$158	$—	$158

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

	Level 3 Recurring Fair Value Measurements
	Three Months Ended September 30, 2011
		Total Net Gains/(Losses) Included in Net Income
(in thousands)	Beginning of Period Level 3 Fair Value	Realized Gains/(Losses)	Unrealized Gains	Other Comprehensive Income		Gross Purchases, Sales and Settlements (b)	Gross Transfers Into Level 3	Gross Transfers Out of Level 3	End of Period Level 3 Fair Value
Assets
Available-for-sale securities	$9,200	$(254)	$—	$40	(a)	$1,834	$—	$—	$10,820
Total assets	$9,200	$(254)	$—	$40		$1,834	$—	$—	$10,820

	Level 3 Recurring Fair Value Measurements
	Nine Months Ended September 30, 2011
		Total Net Gains/(Losses) Included in Net Income
(in thousands)	Beginning of Period Level 3 Fair Value	Realized Gains/(Losses)	Unrealized Gains	Other Comprehensive Income		Gross Purchases, Sales and Settlements (b)	Gross Transfers Into Level 3	Gross Transfers Out of Level 3	End of Period Level 3 Fair Value
Assets
Available-for-sale securities	$8,600	$(208)	$—	$594	(a)	$1,834	$—	$—	$10,820
Total assets	$8,600	$(208)	$—	$594		$1,834	$—	$—	$10,820
____________________
(a) Change in unrealized gains on AFS securities is recorded in equity as accumulated other comprehensive income.

(b)
The Company purchased one Level 3 asset during the three and nine months ended September 30, 2011. However, there were no sales or settlements of the Company's Level 3 assets and liabilities during the three and nine months ended September 30, 2011.

The Company did not incur transfers between Level 1 and Level 2 or Level 2 and Level 3 for the three and nine months ended September 30, 2011. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
Nonrecurring Fair Value
The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of September 30, 2011, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

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

Note 9. Repurchase Agreements
The Company had outstanding $7.3 billion of repurchase agreements, including repurchase agreements funding the Company's U.S. Treasuries of $1.5 billion. Excluding the debt associated with the Company's U.S. Treasuries and the effect of the Company's interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.61% and weighted average remaining maturities of 84 days as of September 30, 2011. The Company had outstanding $1.2 billion of repurchase agreements with a weighted average borrowing rate of 0.74% excluding the effect of the Company's interest rate swaps, and weighted average remaining maturities of 90 days as of December 31, 2010. As of September 30, 2011 and December 31, 2010, the debt associated with the Company's U.S. Treasuries had a weighted average borrowing rate of 0.11% and 0.28%, respectively.
At September 30, 2011 and December 31, 2010, the repurchase agreements had the following characteristics:

(dollars in thousands)	September 30, 2011		December 31, 2010
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Amount Outstanding	Weighted Average Borrowing Rate
U.S. Treasuries	$1,529,550	0.11%	$198,750	0.28%
Agency RMBS	4,863,534	0.32%	745,861	0.37%
Non-Agency RMBS	782,395	2.37%	201,976	2.05%
Agency derivatives	125,134	0.78%	23,216	1.07%
Total	$7,300,613	0.50%	$1,169,803	0.66%

As of September 30, 2011, the Company's amounts outstanding under repurchase agreements includes $140.4 million of borrowings under the 364-day repurchase facility with Wells Fargo Bank National Association, or Wells Fargo. As of September 30, 2011, the facility provided an aggregate maximum borrowing capacity of $150 million and it is set to mature on July 25, 2012. The facility is collateralized by non-Agency RMBS and its weighted average borrowing rate as of September 30, 2011 was 1.97%. The facility also subjects the Company to maintain certain financial covenants under the guaranty agreement with Wells Fargo. As of September 30, 2011, the Company is in compliance with these covenants.
As of September 30, 2011, the Company does not have any borrowings outstanding under the 364-day repurchase facility with Barclays Bank PLC, or Barclays. The facility provides an aggregate maximum borrowing capacity of $100 million and it is set to mature on May 16, 2012, unless extended pursuant to its terms. The facility will be collateralized by eligible residential mortgage loans, which will be subject to margin call provisions that provide Barclays with certain rights when there has been a decline in the market value of the purchased mortgage loans. The facility also subjects the Company to maintain certain financial covenants under the guaranty agreement with Barclays. As of September 30, 2011, the Company is in compliance with these covenants.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

At September 30, 2011 and December 31, 2010, the repurchase agreements had the following remaining maturities:

(in thousands)	September 30, 2011	December 31, 2010
Within 30 days	$1,581,588	$197,286
30 to 59 days	1,308,112	211,556
60 to 89 days	803,521	117,621
90 to 119 days	678,377	152,433
Over 120 days (1)	1,399,465	292,157
Open maturity (2)	1,529,550	198,750
Total	$7,300,613	$1,169,803
____________________

(1)	Over 120 days includes the amounts outstanding under the Wells Fargo 364-day borrowing facility.

(2)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	September 30, 2011	December 31, 2010
Available-for-sale securities, at fair value	$6,267,036	$1,090,598
Trading securities, at fair value	1,526,330	199,523
Cash and cash equivalents	15,000	14,467
Restricted cash	84,056	11,634
Due from counterparties	13,032	10,508
Derivative assets, at fair value	150,774	30,534
Total	$8,056,228	$1,357,264
Although the repurchase agreements are committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
The following table summarizes certain characteristics of the Company's repurchase agreements and counterparty concentration at September 30, 2011 and December 31, 2010:

	September 30, 2011				December 31, 2010
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Days to Maturity
JP Morgan Chase	$2,779,109	$184,843	14%	47.5	$289,321	$8,687	2%	53.0
Barclays Capital Inc.	314,120	77,469	6%	127.1	168,291	45,060	12%	44.7
All other counterparties	4,207,384	495,928	38%	73.6	712,191	123,439	32%	104.3
Total	$7,300,613	$758,240			$1,169,803	$177,186
____________________
(1) Represents the net carrying value of the securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, including accrued interest. At September 30, 2011 and December 31, 2010, the Company had $90.9 million and $231.7 million, respectively, in payables due to broker counterparties for unsettled security purchases. The payables are not included in the amounts presented above.
The Company does not anticipate any defaults by its repurchase agreement counterparties.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

Note 10. Other Assets
Other assets as of September 30, 2011 and December 31, 2010 are summarized in the following table:

(in thousands)
	September 30, 2011	December 31, 2010
Prepaid expenses	$447	$706
Current tax receivable	68	—
Deferred tax assets	—	554
Fixed assets	104	—
Total other assets	$619	$1,260

Note 11. Other Liabilities
Other liabilities as of September 30, 2011 and December 31, 2010 are summarized in the following table:

(in thousands)
	September 30, 2011	December 31, 2010
Deferred tax liabilities	$3,582	$—
Income taxes payable	997	1
Total other liabilities	$4,579	$1

Note 12. Stockholders' Equity
Distributions to stockholders
On September 14, 2011, the Company declared dividends to common stockholders totaling $56.2 million, or $0.40 per share. The following table presents cash dividends declared by the Company on its common stock from October 28, 2009 through September 30, 2011:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
September 14, 2011	September 26, 2011	October 20, 2011	$0.40
June 14, 2011	June 24, 2011	July 20, 2011	$0.40
March 2, 2011	March 14, 2011	April 14, 2011	$0.40
December 8, 2010	December 17, 2010	January 20, 2011	$0.40
September 13, 2010	September 30, 2010	October 21, 2010	$0.39
June 14, 2010	June 30, 2010	July 22, 2010	$0.33
March 12, 2010	March 31, 2010	April 23, 2010	$0.36
December 21, 2009	December 31, 2009	January 26, 2010	$0.26
The Company's dividends declared in 2011, 2010 and 2009 are characterized as ordinary non-qualified dividends.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

Accumulated Other Comprehensive Income
Accumulated other comprehensive income at September 30, 2011 and December 31, 2010 was as follows:

(in thousands)	September 30, 2011	December 31, 2010
Available-for-sale securities, at fair value
Unrealized gains	$100,351	$30,811
Unrealized losses	(126,676)	(8,192)
Accumulated other comprehensive income	$(26,325)	$22,619
Public offerings
On March 16, 2011, the Company completed a follow-on public offering of 25,000,000 shares of its common stock and subsequently issued an additional 3,750,000 shares of common stock pursuant to the underwriters' over-allotments at a price of $10.25 per share, for gross proceeds of approximately $294.7 million. On May 25, 2011, the Company completed a follow-on public offering of 20,000,000 shares of its common stock and subsequently issued an additional 3,000,000 shares of common stock pursuant to the underwriters' over-allotments at a price of $10.40 per share, for gross proceeds of approximately $239.2 million. On July 15, 2011, the Company completed a follow-on public offering of 42,000,000 shares of its common stock and subsequently issued an additional 6,300,000 shares of common stock pursuant to the underwriters' over-allotments at a price of $10.15 per share, for gross proceeds of approximately $490.2 million. Net proceeds to the Company from the three offerings were approximately $1.0 billion, net of issuance costs of approximately $17.6 million.
Dividend Reinvestment and Share Purchase Plan
The Company sponsors a dividend reinvestment and share purchase plan through which stockholders may purchase additional shares of the Company's common stock by reinvesting some or all of the cash dividends received on shares of the Company's common stock. Stockholders may also make optional cash purchases of shares of the Company's common stock subject to certain limitation detailed in the plan prospectus. An aggregate of 7,500,000 shares of our common stock has been reserved for issuance under the plan. As of September 30, 2011, 15,774 shares have been issued under the plan for total proceeds of $0.2 million.

Note 13. Other Operating Expenses
Components of the Company's other operating expenses for the three and nine months ended September 30, 2011 and 2010 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Other operating expenses:
General and administrative	$2,155	$795	$4,787	$2,188
Directors and officers' insurance	141	91	422	330
Professional fees	554	327	1,307	814
Total other operating expenses	$2,850	$1,213	$6,516	$3,332

Note 14. Income Taxes
For the three and nine months ended September 30, 2011 and 2010, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. So long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, does not engage in prohibited transactions, and maintains its intended qualification as a REIT. The majority of states also recognize the Company's REIT status. The Company also owns taxable REIT subsidiaries (TRS), Capitol Acquisition Corp., or Capitol, and TH TRS Corp., which are fully taxed as U.S. C-Corporations. The tables below reflect the net taxes accrued at the TRS level and the tax attributes included in the condensed consolidated financial statements. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

Certain activities the Company performs may produce income which will not be qualifying income for REIT purposes. These activities include holding swaptions, credit default swaps, TBAs, and other risk-management instruments. We have designated Capitol to engage in such activities.
The following table summarizes the tax provision (benefit) recorded at the taxable subsidiary level for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Current tax provision (benefit):
Federal	$923	$46	$928	$(96)
State	—	—	—	—
Total current tax provision (benefit)	923	46	928	(96)
Deferred tax provision (benefit)	8,465	(292)	4,136	(1,459)
Total provision for (benefit from) income taxes	$9,388	$(246)	$5,064	$(1,555)

The Company's taxable income before dividend distributions differed from our GAAP net income primarily due to the accounting for projected credit losses in our GAAP recognition of secondary market discount accretion income not recognized for tax, amortization of original issue discount on our Agency RMBS, and unrealized gains and losses recognized in income not recognized for tax. These before tax differences are not reflected in the financial statements as we believe we will retain REIT status.
The following is a reconciliation of the statutory federal and state rates to the effective rates, for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Computed income tax expense at federal rate	$21,759	34%	$3,275	34%	$27,563	34%	$6,031	34%
State taxes, net of federal benefit, if applicable	—	—%	—	—%	—	—%	—	—%
Permanent differences in taxable income from GAAP income (loss)	2	—%	1	—%	6	—%	1	—%
Dividends paid deduction	(12,373)	(19)%	(3,522)	(37)%	(22,505)	(28)%	(7,587)	(43)%
Effective Tax Rate	$9,388	15%	$(246)	(3)%	$5,064	6%	$(1,555)	(9)%

The Company's condensed consolidated balance sheet, as of September 30, 2011 and December 31, 2010, contains the following current and deferred tax assets and liabilities:

(in thousands)	September 30, 2011	December 31, 2010
Current tax
Federal income tax payable, net	$(929)	$(1)
State and local income tax payable	—	—
Deferred tax (liabilities) assets
Deferred tax asset	7,894	723
Deferred tax liability	(11,476)	(169)
Deferred tax (liability) asset	(3,582)	554
	$(4,511)	$553

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of September 30, 2011 and December 31, 2010 are as follows:

(in thousands)	September 30, 2011	December 31, 2010
Unrealized (gain) loss on derivative assets	$(1,707)	$392
Unrealized (gain) loss on trading securities	(1,875)	162
Total net deferred tax (liabilities) assets	$(3,582)	$554

At September 30, 2011, the Company has not recorded a valuation allowance for any portion of its deferred tax assets as it does not believe, at a more likely than not level, that any portion of its deferred tax assets will not be realized. The Company estimates, based on existence of sufficient evidence, the ability to realize the remainder of its deferred tax assets. Any adjustments to such estimates will be made in the period such determination is made.
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
As of September 30, 2011, the AFS securities, at fair value, had a U.S. federal tax basis of approximately $6.4 billion.

Note 15. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share, or EPS, for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2011	2010	2011	2010
Numerator:
Net income to common stockholders for basic and diluted earnings per share	$54,609	$9,880	$76,002	$19,295
Denominator:
Weighted average common shares	130,548,732	26,067,590	84,695,559	20,654,958
Weighted average restricted stock shares	58,834	58,622	56,295	36,503
Basic and diluted weighted average shares outstanding	130,607,566	26,126,212	84,751,854	20,691,461
Basic and Diluted Earnings Per Share:	$0.42	$0.38	$0.90	$0.93

For the three and nine months ended September 30, 2011 and 2010, the Company has assumed that no warrants would be exercised as the weighted average market value per share of the Company's common stock was below the strike price of the warrants and the warrants would be anti-dilutive.

Note 16. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with the Management Agreement with PRCM Advisers LLC, the Company incurred $4.8 million and $9.1 million as a management fee to PRCM Advisers LLC for the three and nine months ended September 30, 2011, respectively, which represents approximately 1.5% of stockholders' equity on an annualized basis as defined by the Management Agreement. In addition, the Company reimbursed PRCM Advisers LLC for direct and allocated costs incurred by PRCM Advisers LLC on behalf of the Company. These direct and allocated costs totaled approximately $2.2 million and $5.1 million for the three and nine months ended September 30, 2011, respectively. Approximately $1.8

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements - (continued)

million and $4.1 million was expensed for the three and nine months ended September 30, 2011, respectively. Approximately $0.2 million was classified as prepaid expense on the condensed consolidated balance sheet for both the three and nine months ended September 30, 2011 and approximately $0.2 million and $0.8 million in out-of-pocket expenses was charged against equity as a cost of raising capital for the three and nine months ended September 30, 2011, respectively.
The Company recognized $68,925 and $215,569 of compensation expense during the three and nine months ended September 30, 2011, respectively, associated with the amortization of shares of restricted stock issued to the independent directors.
As of September 30, 2011, there were 33,249,000 publicly-held registered warrants to purchase up to 33,249,000 shares of common stock issued and outstanding. Of the 33,249,000 warrants, 7,000,000 are beneficially owned by the founders of Capitol, and 2,906,918 are beneficially owned by Pine River Master Fund Ltd. and Nisswa Acquisition Master Fund Ltd., which are investment funds managed by Pine River. The Company is required to maintain a resale registration statement for the warrants and common stock issuable upon exercise thereof that are held by Pine River Master Fund Ltd., Nisswa Acquisition Master Fund Ltd., and the founders of Capitol.

Note 17. Subsequent Events
On October 5, 2011, the Company's Board of Directors authorized the Company to repurchase up to 10,000,000 shares of its common stock through a share repurchase program. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject a variety of factors, including market conditions and applicable U.S. Securities and Exchange Commission rules.
Events subsequent to September 30, 2011 were evaluated through the date these financial statements were issued.

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
On May 18, 2011, we announced that we had taken the first step toward setting up a securitization issuance program by partnering with Barclays to close on a $100 million mortgage loan warehouse facility, subject to future increase. The Barclays facility will be used to aggregate prime jumbo residential mortgage loans that we will acquire from select mortgage loan originators with whom we have chosen to build strategic relationships, including those with a nationwide presence. We are targeting a $250 million deal size for our initial securitization, with Barclays Capital acting as underwriter. As of September 30, 2011, we have neither purchased any mortgage loan assets nor established the securitization program as a distinct operational business segment. As we anticipated, our initiatives in the three months ended September 30, 2011 continued to focus on establishing our underwriting guidelines and originator relationships, addressing regulatory requirements and building an infrastructure to support a sustainable program.
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

•	Non-Agency RMBS, meaning RMBS that are not issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac;

•	Residential mortgage loans; and

•	Financial assets other than RMBS, comprising approximately 5% to 10% of the portfolio.

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
During the nine months ended September 30, 2011, the Company experienced two contrasting shifts in asset allocation. Subsequent to our secondary offering completed in March 2011, the Agency sector presented compelling opportunities. Most specifically, we believed 15-year Agency lower loan balance and discount pools presented attractive risk-adjusted returns. As a result, we shifted our asset allocation toward Agency RMBS from 75.6% at December 31, 2010 to 82.3% at March 31, 2011 and continued to acquire Agency RMBS, which we believed presented low and stable prepayment profiles, into the second quarter of 2011. Contrasting this Agency RMBS allocation focus in June 2011, we perceived a significant technical supply-side shift in the non-Agency RMBS market, which we believed presented appealing risk-adjusted returns. As a result, our asset allocation focus shifted back toward non-Agency RMBS as we continued to deploy capital raised in the May and July 2011 secondary offerings.

The following table provides the RMBS asset allocation between Agency and non-Agency RMBS as of September 30, 2011 and the four immediately preceding period ends:

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Agency RMBS (1)	80.9%	83.7%	82.3%	75.6%	71.2%
Non-Agency RMBS	19.1%	16.3%	17.7%	24.4%	28.8%
____________________

(1)	Agency RMBS includes inverse interest-only securities which are classified as derivatives for purposes of U.S. GAAP.
As our RMBS asset allocation shifts, our annualized yields and cost of financing shifts. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts; for example, uncertainty of faster prepayments, extension risk and credit events.
The following table provides the average annualized yield on our Agency and non-Agency RMBS for the three months ended September 30, 2011, and the four immediately preceding quarters:

	Three Months Ended
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Average annualized yields
Agency RMBS (1)	4.3%	4.7%	3.9%	3.8%	4.3%
Non-Agency RMBS	9.8%	8.8%	9.7%	11.4%	10.4%
Aggregate RMBS	5.5%	5.4%	5.2%	5.8%	5.9%
Cost of financing (2)	1.3%	1.3%	1.4%	1.2%	1.1%
Net interest spread	4.2%	4.1%	3.8%	4.6%	4.8%
____________________

(1)	Agency RMBS includes inverse interest-only securities which are classified as derivatives under U.S. GAAP.

(2)	Cost of financing includes swap interest rate spread.
The following table provides the average annualized yield on our Agency and non-Agency RMBS as of September 30, 2011, and the four immediately preceding period ends:

	As of
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Average annualized yields (3)
Agency RMBS (1)	3.4%	3.9%	3.9%	3.6%	3.1%
Non-Agency RMBS	9.6%	9.2%	9.7%	10.7%	11.0%
Aggregate RMBS	4.7%	4.8%	5.2%	5.2%	5.3%
Cost of financing (2)	1.3%	1.3%	1.4%	1.2%	1.1%
Net interest spread	3.4%	3.5%	3.8%	4.0%	4.2%
____________________

(1)	Agency RMBS includes inverse interest-only securities which are classified as derivatives for purposes of U.S. GAAP.

(2)	Cost of financing includes swap interest rate spread.

(3)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.
We seek to deploy moderate leverage as part of our investment strategy. We generally finance our target assets through short-term borrowings structured as repurchase agreements. Our Agency RMBS including Agency derivatives, given their liquidity and high credit quality, are eligible for higher levels of leverage, while non-Agency RMBS, with less liquidity and exposure to credit risk, utilize lower levels of leverage. We also finance our U.S. Treasuries, which we hold for trading purposes. We believe the debt-to-equity ratio funding our RMBS and Agency derivatives is the most meaningful leverage measure as U.S. Treasuries are viewed to be highly liquid in nature. As a result, our debt-to-equity ratio is determined by our RMBS portfolio mix as well as many additional factors, including the liquidity of our portfolio, the sustainability and price of our financing, diversification of our counterparties and their available capacity to finance our RMBS assets, and anticipated regulatory developments. Over the past several quarterly periods, we have generally maintained a debt-to-

equity ratio range of 3.0 to 5.0 times, on a fully deployed capital basis. The range was driven by our relatively stable asset allocation between Agency and non-Agency RMBS, as disclosed above. See the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Repurchase Agreements" section for further discussion.
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

Forward-Looking Statements
When used in this quarterly report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications, statements that are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may,” “target” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the 1933 Act and Section 21E of the Securities Exchange Act of 1934, as amended (or 1934 Act), and, as such, may involve known and unknown risks, uncertainties and assumptions.
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

We follow the fair value hierarchy set forth above in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we will attempt to obtain Level 2 inputs, observable market prices in inactive markets or derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs and independent pricing service models to estimate fair value measurements. At September 30, 2011, approximately 92.8% of total assets, or $8.2 billion, and $46.2 million of total liabilities consisted of financial instruments recorded at fair value. As of September 30, 2011, we had $10.8 million, or less than one percent, of total assets reported at fair value using Level 3 inputs. See Note 8 to the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.
A significant portion of our assets and liabilities are at fair value and therefore our condensed consolidated balance sheet and income statement are significantly affected by fluctuations in market prices. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. Since 2007, markets for asset-backed securities, including RMBS, have experienced severe dislocations. While these market disruptions continue, our assets and liabilities will be subject to valuation adjustment as well as changes in the inputs we use to measure fair value.
For the three and nine months ended September 30, 2011, our unrealized fair value losses on interest rate swap agreements, which are accounted for as derivatives trading instruments for the purposes of GAAP, negatively affected our financial results. The change in fair value of the interest rate swaps was a result of the decrease in the swap curve during the three and nine months ended September 30, 2011. Our financial results for the three and nine months ended September 30, 2011 were favorably affected by unrealized fair value gains on certain U.S. Treasuries classified as trading instruments due to their short-term investment objectives. In addition, our financial results were favorably affected by certain other derivative instruments entered into by us in the first nine months of 2011 that were accounted for as trading derivative instruments, i.e., TBAs and credit default swaps. Any temporary change in the fair value of our AFS securities is recorded as a component of accumulated other comprehensive income and does not impact our earnings.
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

Market Conditions and Outlook
The first nine months of 2011 produced a number of regulatory actions in an effort to stabilize economic conditions and increase liquidity in the financial markets. In a February 2011 report released by the Department of Treasury and the Department of Housing and Urban Development, three paths were outlined to reform the GSEs, each of which could drastically change the landscape of the U.S. mortgage market. While the reform could take several years to implement, we expect that there will be opportunities for RMBS investors over time as this develops.
In addition to the ongoing debt problems in Europe, the marketplace experienced sizable regulatory uncertainty including the political standoff and ultimate signing of the debt ceiling bill by President Obama, S&P's downgrade of the U.S. credit rating, the Federal Reserve's announcement that it would keep interest rates near zero at least for the next two years, and the Federal Reserve's September announcement of Operation Twist, a policy that involves selling $400 billion in short-term U.S. Treasuries in exchange for the same amount of longer-term bonds, starting in October 2011 and ending in June 2012, the intent of which is to lower yields on long-term bonds and push down interest rates for mortgages and similar borrowings.
We believe our blended Agency and non-Agency strategies and our investing expertise will allow us to navigate the dynamic characteristics of the RMBS environment while GSE reform and any other future regulatory efforts take shape. Having a diversified portfolio allows us to mitigate risks, including the volatility and impacts generated by uncertainty in interest rates and changes in prepayments, home prices and homeowner default rates.
We expect that the majority of our assets will remain in whole-pool Agency RMBS in light of the long-term attractiveness of the asset class, and in order to continue to satisfy the requirements of our exemption from registration under the 1940 Act. Interest-only Agency securities also provide a complementary investment and risk-management strategy to our principal and interest Agency bond investments. Risk-adjusted returns in our Agency RMBS portfolio may decline if we are required to pay higher purchase premiums due to lower interest rates or additional liquidity in the market.
The following table provides the carrying value of our RMBS portfolio by product type:

(dollars in thousands)	September 30, 2011		December 31, 2010
Agency Bonds
Fixed Rate Bonds	$4,917,465	76.7%	$746,957	55.1%
Hybrid ARMs	239,229	3.7%	269,512	19.9%
Total Agency	5,156,694	80.4%	1,016,469	75.0%
Non-Agency Bonds
Senior Bonds	994,883	15.5%	268,161	19.8%
Mezzanine Bonds	261,318	4.1%	69,775	5.2%
Total Non-Agency	1,256,201	19.6%	337,936	25.0%
Total	$6,412,895		$1,354,405

Prepayment speeds and volatility due to interest rates
We do not expect housing prices to fully stabilize in 2011 and this, combined with persistently high unemployment rates and housing inventory increases, leads us to expect that there will not be a significant increase in prepayment speeds in 2011. In 2012, however, given the low level of interest rates, the implementation of Operation Twist, and the announcement of HARP 2.0, the revamped Home Affordable Refinance Program, it is possible that prepayment speeds will increase on many RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio approach, including our security selection process, is well positioned to respond to a variety of market scenarios, including an overall faster prepayment environment.
Although we are unable to predict the movement in interest rates for the remainder of 2011 and beyond, our blended Agency and non-Agency portfolio strategy is intended to generate attractive yields with a low level of sensitivity to yield curve, prepayments and interest rate cycles.
Our Agency bond portfolio is subject to inherent prepayment risk: generally, a decline in interest rates that leads to rising prepayment speeds will cause the market value of our interest-only securities to deteriorate, but will cause the market value of our fixed coupon Agency pools to increase. The inverse relationship occurs when interest rates increase and prepayments slow. Our portfolio includes Agency securities, which includes bonds with low loan balances (securities collateralized by loans of less than or equal to $175,000 in principal), home equity conversion mortgages (securities collateralized by reverse mortgages), explicit prepayment protection, high loan-to-value, or LTV, ratios (securities collateralized by loans with greater or equal to 80% LTV), and seasoned bonds reflecting less prepayment risk due to previously experienced high levels of refinancing. We believe these bond characteristics reduce the prepayment risk to the portfolio.
The following table provides the carrying value of our Agency bond portfolio by vintage and prepayment protection:

	As of September 30, 2011
(dollars in thousands)	Fixed Rate	Hybrid ARMs	Total Agency RMBS
Lower loan balances	$2,838,635	$—	$2,838,635	55%
Home equity conversion mortgages	927,754	—	927,754	18%
Seasoned (2005 and prior vintages)	349,305	151,392	500,697	10%
Pre-pay lock-out or penalty-based	260,886	35,758	296,644	6%
High LTV	219,607	—	219,607	4%
2006 and subsequent vintages	141,638	52,079	193,717	4%
2006 and subsequent vintages - Discount	179,640	—	179,640	3%
Total	$4,917,465	$239,229	$5,156,694	100%

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
The following table provides discount information on our non-Agency bond portfolio:

	As of September 30, 2011
(in thousands)	Senior	Mezzanine	Total
Face Value	$2,148,645	$518,514	$2,667,159
Unamortized discount
Designated credit reserve	(666,029)	(106,909)	(772,938)
Unamortized net discount	(418,851)	(136,478)	(555,329)
Amortized Cost	$1,063,765	$275,127	$1,338,892

Credit losses
Although our Agency portfolio is supported by U.S. Government agency and federally chartered corporation guarantees of payment of principal and interest, we are exposed to credit risk in our non-Agency RMBS portfolio. However, the credit support built into non-Agency RMBS deal structures is designed to provide a level of protection from potential credit losses for more senior tranches. In addition, the discounted purchase prices paid on our non-Agency RMBS assets provide additional insulation from credit losses in the event we receive less than 100% of par on such assets. We evaluate credit risk on our non-Agency investments through a comprehensive asset selection process, which is predominantly focused on quantifying and pricing credit risk. We review our non-Agency RMBS based on quantitative and qualitative analysis of the risk-adjusted returns on such investments. We evaluate each investment's credit risk through our initial modeling and scenario analysis and through on-going asset surveillance. At purchase, we estimate the portion of the discount we do not expect to recover and factor that into our expected yield and accretion methodology. We may also record an OTTI for a portion of our investment in a security to the extent we believe that the amortized cost exceeds the present value of expected future cash flows. Nevertheless, unanticipated credit losses could occur, adversely impacting our operating results.
Counterparty exposure and debt-to-equity ratio
We monitor counterparty exposure in our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well capitalized organizations and we attempt to manage our cash balances across these organizations to reduce our exposure to any single counterparty.
We have entered into repurchase agreements with 20 counterparties as of the date of this filing. As of September 30, 2011, we had an RMBS debt-to-equity ratio of 4.4 times. As of September 30, 2011, we had $409.9 million in cash and cash equivalents, approximately $25.1 million of unpledged Agency securities and $75.6 million of unpledged non-Agency securities, and an overall estimated unused borrowing capacity of approximately $60.4 million. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more levered organization.

Summary of Results of Operations and Financial Condition
Our reported GAAP net income attributable to common stockholders was $54.6 million ($0.42 per diluted share) for the three months ended September 30, 2011 as compared to a GAAP net income attributable to common stockholders of $9.9 million ($0.38 per diluted share) for the three months ended September 30, 2010. Our reported GAAP net income attributable to common stockholders was $76.0 million ($0.90 per diluted share) for the nine months ended September 30, 2011 as compared to a GAAP net income attributable to common stockholders of $19.3 million ($0.93 per diluted share) for the nine months ended September 30, 2010.
Our Adjusted GAAP earnings for the three and nine months ended September 30, 2011 was $71.3 million ($0.55 per diluted share) and $125.2 million ($1.48 per diluted share), respectively. Our GAAP results for the three and nine months ended September 30, 2011 included changes in unrealized fair value losses, net of tax, of $16.7 million and $49.2 million, respectively, on our interest rate swaps and swaptions, utilized to economically hedge interest rate risk associated with these short-term LIBOR-based repurchase agreements and available-for-sale securities for which we have not elected to apply cash flow hedge accounting. As a result, and in order to facilitate comparison to many of our peers, we have included Adjusted GAAP earnings, a non-GAAP measure, which excludes the change in unrealized fair value gains and losses, net of tax, associated with these interest rate swaps and swaptions. A reconciliation between GAAP net income and Adjusted GAAP earnings is provided in the following tables.
On September 14, 2011, we declared a dividend of $0.40 per diluted share. Our GAAP book value per diluted common share was $9.30 at September 30, 2011, a decrease from our $9.44 book value per diluted common share at December 31, 2010.

The following table presents the components of our net income for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
(in thousands, except share data)	September 30,		September 30,
Income Statement Data:	2011	2010	2011	2010

Interest income:
Available-for-sale securities	$65,919	$11,823	$125,413	$27,064
Trading securities	1,706	15	2,783	15
Cash and cash equivalents	114	27	241	70
Total interest income	67,739	11,865	128,437	27,149
Interest expense	7,218	1,395	13,580	2,777
Net interest income	60,521	10,470	114,857	24,372
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(3,371)	—	(3,665)	—
Non-credit portion of loss recognized in other comprehensive income (loss)	—	—	—	—
Net other-than-temporary credit impairment losses	(3,371)	—	(3,665)	—
Other income:
Gain on sale of investment securities, net	31,432	2,577	36,159	4,608
Loss on interest rate swap and swaption agreements	(39,311)	(4,436)	(88,180)	(10,037)
Gain on other derivative instruments	22,361	3,098	37,474	4,197
Total other income (loss)	14,482	1,239	(14,547)	(1,232)
Expenses:
Management fees	4,785	862	9,063	2,068
Other operating expenses	2,850	1,213	6,516	3,332
Total expenses	7,635	2,075	15,579	5,400
Net income before income taxes	63,997	9,634	81,066	17,740
Benefit from (provision for) income taxes	(9,388)	246	(5,064)	1,555
Net income attributable to common stockholders	$54,609	$9,880	$76,002	$19,295
Basic and diluted earnings per weighted average common share	$0.42	$0.38	$0.90	$0.93
Dividends declared per common share	$0.40	$0.39	$1.20	$1.08
Basic and diluted weighted average number of shares of common stock	130,607,566	26,126,212	84,751,854	20,691,461

Balance Sheet Data:	September 30, 2011	December 31, 2010
Available-for-sale securities	$6,412,895	$1,354,405
Total assets	$8,818,809	$1,797,432
Repurchase agreements	$7,300,613	$1,169,803
Total stockholders' equity	$1,307,131	$382,448

(in thousands, except share data)	Three Months Ended		Nine Months Ended
Reconciliation of net income attributable to common	September 30,		September 30,
stockholders to Adjusted GAAP Earnings	2011	2010	2011	2010

Net income attributable to common stockholders	$54,609	$9,880	$76,002	$19,295

Adjustments to GAAP Net Income:
Unrealized loss, net of tax, on interest rate swap and swaptions economically hedging repurchase agreements and available-for-sale securities (1)	16,650	361	49,186	3,795

Adjusted GAAP Earnings	$71,259	$10,241	$125,188	$23,090

Weighted average shares outstanding - basic and diluted	130,607,566	26,126,212	84,751,854	20,691,461

Adjusted GAAP Earnings per weighted average share outstanding - basic and diluted	$0.55	$0.39	$1.48	$1.12
____________________

(1)
Amounts include tax benefit of $3.6 million and $7.5 million for the three and nine months ended September 30, 2011 and tax benefit of $0.6 million and $1.6 million for the three and nine months ended September 30, 2010, respectively.

Results of Operations
The following analysis focuses on the results generated during the three and nine months ended September 30, 2011 and 2010.
Interest Income and Average Portfolio Yield
For the three and nine months ended September 30, 2011, we recognized $65.9 million and $125.4 million of interest income from our Agency and non-Agency RMBS portfolio. Our RMBS portfolio's average amortized cost of securities was approximately $5.2 billion and $3.4 billion for the three and nine months ended September 30, 2011, resulting in an annualized net yield of approximately 5.1% and 4.9%, respectively. For the three and nine months ended September 30, 2010, we recognized $11.5 million and $26.7 million of interest income from our Agency and non-Agency RMBS portfolio. Our RMBS portfolio's average amortized cost of securities was approximately $865.0 million and $679.0 million for the three and nine months ended September 30, 2010, resulting in an annualized net yield of approximately 5.3% and 5.2%, respectively.
For the three and nine months ended September 30, 2011, we recognized $15.1 million and $32.2 million of net premium amortization on our Agency RMBS, including our interest-only securities. This resulted in an overall net asset yield of approximately 3.7% on our Agency RMBS for each of the respective periods. For the three and nine months ended September 30, 2011, we recognized $19.9 million and $32.3 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 9.8% and 9.5%, respectively. For the three and nine months ended September 30, 2010, we recognized $3.3 million and $8.6 million of net premium amortization on our Agency RMBS, including our interest-only securities. This resulted in an overall net asset yield of approximately 3.5% on our Agency RMBS for each of the respective periods. For the three and nine months ended September 30, 2010, we recognized $3.1 million and $6.7 million of accretion income from the discounts on our non-Agency portfolio, resulting in an overall net yield of approximately 10.4% and 10.7%, respectively. The decrease in gross and net yield for the non-Agency portfolio across comparative periods is due primarily to the deployment of new capital in non-Agency RMBS with lower loss adjusted yields due to the overall strengthening in non-Agency RMBS market prices.
The following tables present the components of the net yield earned by investment type on our RMBS portfolio as a percentage of our average amortized cost of securities (ratios for the periods have been annualized):

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Agency	Non-Agency	Consolidated	Agency	Non-Agency	Consolidated
Gross Yield/Stated Coupon	5.2%	3.0%	4.7%	5.3%	3.4%	4.9%
Net accretion/amortization of discount/premium	(1.5)%	6.8%	0.4%	(1.6)%	6.1%	—%
Net Yield	3.7%	9.8%	5.1%	3.7%	9.5%	4.9%

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Agency	Non-Agency	Consolidated	Agency	Non-Agency	Consolidated
Gross Yield/Stated Coupon	5.6%	5.1%	5.4%	5.8%	5.2%	5.6%
Net accretion/amortization of discount/premium	(2.1)%	5.3%	(0.1)%	(2.3)%	5.5%	(0.4)%
Net Yield	3.5%	10.4%	5.3%	3.5%	10.7%	5.2%
____________________

(1)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.
The following tables provide the components of interest income and net asset yield detail by investment type on our RMBS portfolio:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average Amortized Cost	$4,041,828	$1,175,766	$5,217,594	$2,709,742	$702,871	$3,412,613

Coupon Interest	52,354	8,815	61,169	107,397	17,959	125,356
Net (Premium Amortization)/Discount Accretion	(15,145)	19,895	4,750	(32,248)	32,305	57
Interest Income	$37,209	$28,710	$65,919	$75,149	$50,264	$125,413

Net Asset Yield	3.7%	9.8%	5.1%	3.7%	9.5%	4.9%

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average Amortized Cost	$633,916	$231,094	$865,010	$517,929	$161,081	$679,010

Coupon Interest	8,831	2,929	11,760	22,376	6,293	28,669
Net (Premium Amortization)/Discount Accretion	(3,297)	3,084	(213)	(8,641)	6,654	(1,987)
Interest Income	$5,534	$6,013	$11,547	$13,735	$12,947	$26,682

Net Asset Yield	3.5%	10.4%	5.3%	3.5%	10.7%	5.2%

For the three and nine months ended September 30, 2011, we also recognized $1.7 million and $2.8 million of interest income associated with our trading U.S. Treasuries, or approximately 0.5% annualized net yield on average amortized cost, for each of the respective periods.
For the first six months of 2010, we classified all U.S. Treasuries as AFS securities. However, during the three months ended September 30, 2010, we classified one U.S. Treasury as a trading security due to its short-term investment objectives. As a result, for the three and nine months ended September 30, 2010, we recognized $0.3 million and $0.4 million of interest income associated with our AFS U.S. Treasuries, or approximately 0.8% annualized net yield on average amortized cost, for each of the respective periods, and $15,512 of interest income associated with our trading U.S. Treasuries.
Interest Expense and the Cost of Funds
For the three and nine months ended September 30, 2011, we recognized $6.7 million and $12.7 million in interest expense on our borrowed funds collateralized by RMBS. For the same three and nine month period, our average outstanding balance under repurchase agreements to fund RMBS was approximately $4.5 billion and $3.0 billion, respectively, an increase from third quarter 2010 due to our offering proceeds and allocation of additional capital to leverage our Agency RMBS portfolio. Our debt-to-equity ratio on our RMBS portfolio as of September 30, 2011 combined with low LIBOR rates, resulted in an average cost of funds of 0.6% for both respective periods. For the three and nine months ended September 30, 2010, we recognized $1.3 million and $2.6 million in interest expense on our borrowed funds collateralized by RMBS. For the same three and nine month period, our average outstanding balance under repurchase agreements to fund RMBS was approximately $742.6 million and $577.7 million, respectively, resulting in an average cost of funds on our RMBS of 0.7% and 0.6%, respectively, on an annualized basis.
For the three and nine months ended September 30, 2011, we also recognized $0.5 million and $0.9 million of interest expense associated with the financing of our U.S. Treasuries and Agency inverse interest-only derivatives, or an average cost of funds of approximately 0.1% and 0.2%, respectively, on an annualized basis. The additional funds borrowed during the nine months ended September 30, 2011 resulted in an overall debt-to-equity ratio of 5.6:1.0, largely driven by the borrowings to fund the U.S. Treasuries and increased capital allocation to Agency RMBS. For the three and nine months ended September 30, 2010, we also recognized $0.1 million and $0.2 million of interest expense associated with the financing of our U.S. Treasuries and Agency inverse interest-only derivatives, or an average cost of funds of approximately 0.2% on an annualized basis. The additional funds borrowed during the nine months ended September 30, 2010 resulted in an overall debt-to-equity ratio of 3.9:1.0.
Net Interest Income
For the three and nine months ended September 30, 2011, our net interest income on our RMBS AFS portfolio was $59.2 million and $112.7 million resulting in a net interest spread of approximately 4.5% and 4.3%, respectively. For the three and nine months ended September 30, 2010, our net interest income on our RMBS AFS portfolio was $10.3 million and $24.1 million resulting in a net interest spread of approximately 4.6% and 4.6%, respectively.
The following tables provide the interest income and expense incurred in the three and nine months ended September 30, 2011 and September 30, 2010:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(dollars in thousands)	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Average available-for-sale securities held (2)	$4,041,828	$1,175,766	$5,217,594	$2,709,742	$702,871	$3,412,613
Total interest income	$37,209	$28,710	$65,919	$75,149	$50,264	$125,413
Yield on average investment securities	3.7%	9.8%	5.1%	3.7%	9.5%	4.9%
Average balance of repurchase agreements	$3,840,036	$684,224	$4,524,260	$2,574,701	$417,415	$2,992,116
Total interest expense (3) (4)	$3,113	$3,601	$6,714	$6,289	$6,396	$12,685
Average cost of funds	0.3%	2.1%	0.6%	0.3%	2.0%	0.6%
Net interest income	$34,096	$25,109	$59,205	$68,860	$43,868	$112,728
Net interest rate spread	3.4%	7.7%	4.5%	3.4%	7.5%	4.3%

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
(dollars in thousands)	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Average available-for-sale securities held (2)	$633,916	$231,094	$865,010	$517,929	$161,081	$679,010
Total interest income	$5,534	$6,013	$11,547	$13,735	$12,947	$26,682
Yield on average investment securities	3.5%	10.4%	5.3%	3.5%	10.7%	5.2%
Average balance of repurchase agreements	$609,365	$133,204	$742,569	$498,207	$79,529	$577,736
Total interest expense (3) (4)	$621	$640	$1,261	$1,443	$1,127	$2,570
Average cost of funds	0.4%	1.9%	0.7%	0.4%	1.9%	0.6%
Net interest income	$4,913	$5,373	$10,286	$12,292	$11,820	$24,112
Net interest rate spread	3.1%	8.5%	4.6%	3.1%	8.8%	4.6%
____________________

(1)
Excludes inverse interest-only securities which are classified as derivatives under U.S. GAAP. For the three and nine months ended September 30, 2011, our average annualized yield on our Agency RMBS, including inverse interest-only securities, was 4.3% and 4.4%, respectively, compared to 4.3% and 3.9% for the same periods in 2010.

(2)	Excludes change in realized and unrealized gains/(losses).

(3)	Cost of funds by investment type is based off the underlying investment type of the RMBS AFS assigned as collateral.

(4)
Cost of funds does not include accrual and settlement of interest associated with interest rate swaps. In accordance with GAAP, those costs are included in loss on interest rate swap and swaption agreements in the condensed consolidated statement of income. For the three and nine months ended September 30, 2011, our average annualized cost of funds, including interest spread expense associated with interest rate swaps and including inverse interest-only securities (see footnote 1 above), was 1.3% and 1.4%, respectively, compared to 1.1% and 0.4% for the same period in 2010.

Other-than-temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge would be necessary. For the three and nine months ended September 30, 2011, we recognized $3.4 million and $3.7 million of OTTI losses, respectively. For the three and nine months ended September 30, 2010, we did not recognize any OTTI losses. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 3 - Available-for-Sale Securities, at Fair Value of the Notes to the Condensed Consolidated Financial Statements.
Gain on Investment Securities, Net
For the three and nine months ended September 30, 2011, we sold AFS and trading securities for $1.1 and $1.7 billion with an amortized cost of $1.1 and $1.7 billion, for a net realized gain of $27.8 and $30.2 million, respectively, which included sales of U.S. Treasuries with an amortized cost of $199.7 million and $699.1 million for the three and nine months ended September 30, 2011. For the three and nine months ended September 30, 2010, we sold AFS securities for $130.3 million and $306.4 million with an amortized cost of $127.7 million and $301.8 million, for a net realized gain of $2.6 million and $4.6 million, respectively, which included sales of U.S. Treasuries with an amortized cost of $150.8 million for the three and nine months ended September 30, 2010. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that our management believes have higher risk-adjusted returns.
During the three and nine months ended September 30, 2011, we recognized unrealized losses on our U.S. Treasury trading securities held as of September 30, 2011 of $3.7 million and $6.0 million, respectively. We did not hold any U.S. Treasuries classified as trading securities during the three and nine months ended September 30, 2010.
Loss on Interest Rate Swap and Swaption Agreements
For the three and nine months ended September 30, 2011 we recognized $8.3 million and $18.6 million of expenses for the accrual and/or settlement of the net interest expense associated with the interest rate swaps. The expenses result from generally paying a fixed interest rate on an average 4.3 billion and 2.8 billion notional, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest. For the three and nine months ended September 30, 2010, we recognized $1.0 million and $2.2 million of expenses for the accrual and/or settlement of the net interest expense associated with the interest rate swaps. The expenses result from paying a fixed interest rate on an average 402.4 million and 276.6 million notional, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements and funding costs and receiving LIBOR interest.
During three and nine months ended September 30, 2011, we terminated 24 and 29 notional interest rate swap and swaption positions of $1.9 billion and $2.5 billion, respectively. Upon settlement of the early terminations, we paid $4.2 million and $5.1 million in full settlement of our net interest spread liability and recognized $17.8 million and $18.1 million in realized losses on the swaps and swaptions, respectively, including an early termination penalty. We elected to terminate the swaps to reduce our cost of financing and align with our investment portfolio.
Also, included in our financial results for the three and nine months ended September 30, 2011 was the recognition of a change in unrealized valuation losses of $13.1 million and $51.5 million, respectively, on our interest rate swap and swaption agreements that were accounted as trading instruments. For the three and nine months ended September 30, 2010, we recognized changes in unrealized valuation losses of $1.0 million and $5.4 million, respectively, on our interest rate swap and swaption agreements that were accounted as trading instruments. The overall decrease in the swap rate curve during the nine months ended September 30, 2011 resulted in the unfavorable market value movement over the three and nine month periods. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation losses are generally offset by unrealized gains in our Agency RMBS portfolio, which are recorded directly to stockholders' equity through other comprehensive income.
The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net interest spread	$(8,341)	$(985)	$(18,632)	$(2,194)
Early termination losses	(17,847)	(2,486)	(18,074)	(2,486)
Change in unrealized gain on interest rate swap and swaption agreements, at fair value	(13,123)	(965)	(51,474)	(5,357)
Loss on interest rate swap and swaption agreements	$(39,311)	$(4,436)	$(88,180)	$(10,037)

Gain on Other Derivative Instruments
Included in our financial results for the three and nine months ended September 30, 2011 was the recognition of $22.4 million and $37.5 million, respectively, of gains on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs and inverse interest-only securities. Included within these three and nine months ended September 30, 2011 results, we recognized $8.2 million and $17.3 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $157.6 million and $106.9 million, respectively. The remainder represented realized and unrealized net gains on other derivative instruments. As these derivative instruments are considered trading instruments, the financial results include both realized and unrealized gains (losses) associated with these instruments.
For the three and nine months ended September 30, 2010, we recognized $3.1 million and $4.2 million, respectively, of gains on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs and inverse interest-only securities. Included within these three and nine months ended September 30, 2010 results, we recognized $1.5 million and $2.0 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $23.5 million and $15.4 million, respectively. The remainder represented realized and unrealized net gains on other derivative instruments.

Expenses
Management Fees
We incurred management fees of $4.8 and $9.1 million for the three and nine months ended September 30, 2011 and $0.9 million and $2.1 million for the three and nine months ended September 30, 2010, which are payable to PRMC Advisers under our management agreement. The management fee is calculated based on our stockholders' equity.
Other Operating Expenses
For the three and nine months ended September 30, 2011, we recognized $2.9 million and $6.5 million of other operating expenses, which represents 0.9% and 1.0% of average equity, compared to $1.2 million and $3.3 million of expenses, which represents 2.0% and 2.4% of average equity, for the same periods in 2010. Included in these other operating expenses are direct and allocated costs incurred by PRCM Advisers LLC on our behalf and reimbursed by us. For the three and nine months ended September 30, 2011, these direct and allocated costs totaled approximately $2.2 million and $5.1 million compared to $1.4 million and $3.4 million of costs for the same period in 2010. Approximately $1.8 million and $4.1 million was expensed for the three and nine months ended September 30, 2011, respectively, compared to $1.0 million and $2.5 million for the same periods in 2010. Approximately $0.2 million was classified as prepaid expense on the condensed consolidated balance sheet for both the three and nine months ended September 30, 2011. Approximately $0.2 million and $0.8 million in out-of-pocket expenses was charged against equity as a cost of raising capital for the three and nine months ended September 30, 2011, respectively, compared to $0.4 million and $0.9 million for the same periods in 2010. Included in these reimbursed costs was compensation paid to our executive officers, including our principal financial officer and general counsel of $41,715 and $130,635 for the three and nine months ended September 30, 2011 and $41,654 and $154,267 for the three and nine months ended September 30, 2010.
The following table provides other operating expenses as a percentage of average equity for the three and nine month periods presented:

(dollars in thousands)	Other Operating Expenses	Other Operating Expenses/Average Equity
	(Ratios for the quarter have been annualized)
For the Three Months Ended September 30, 2011	$2,850	0.9%
For the Three Months Ended September 30, 2010	$1,213	2.0%

For the Nine Months Ended September 30, 2011	$6,516	1.0%
For the Nine Months Ended September 30, 2010	$3,332	2.4%
Our other operating expenses as a percentage of average equity for the three and nine months ended September 30, 2011 was 0.9% and 1.0%, respectively. The favorable decrease in our operating expense ratio compared to the first six months of 2011 resulted primarily from the additional capital raised upon completion of our secondary common stock offerings. See Note 12 of the Notes to the Condensed Consolidated Financial Statements.
Income Taxes
For the three and nine months ended September 30, 2011, the Company recognized $9.4 million and $5.1 million of income tax expense related to both current and deferred income tax provisions in its taxable REIT subsidiary, Capitol. The Company's effective tax rate for the three and nine months ended September 30, 2011 was 14.7% and 6.2%, respectively.

For the three and nine months ended September 30, 2011, the Company has recognized $7.2 million and $2.1 million of deferred tax expense related to unrealized gains on derivative instruments, and $1.2 million and $2.0 million of deferred tax expense related to unrealized gains on U.S. Treasuries held in its TRS.
For the three and nine months ended September 30, 2011, the Company has recognized current federal tax expense of $0.9 million due to realized net gains on U.S. Treasuries and derivative instruments.
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
The table below summarizes certain characteristics of our Agency AFS securities at September 30, 2011:

	September 30, 2011
(dollars in thousands, except purchase price)	Principal/Current Face	Net (Discount)/ Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price

Principal and interest securities:
Fixed	$4,480,947	$270,853	$4,751,800	$79,574	$(4,084)	$4,827,290	4.62%	$106.29
Hybrid/ARM	223,999	11,748	235,747	3,553	(71)	239,229	4.12%	$106.04
Total P&I Securities	4,704,946	282,601	4,987,547	83,127	(4,155)	5,066,519	4.60%	$106.28
Interest-only securities:
Fixed	539,323	(463,810)	75,513	68	(22,646)	52,935	5.28%	$16.01
Fixed Other (1)	614,678	(577,410)	37,268	532	(560)	37,240	1.31%	$6.35
Total	$5,858,947	$(758,619)	$5,100,328	$83,727	$(27,361)	$5,156,694
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

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS owned by us as of September 30, 2011, on an annualized basis, was 5.0%.
The following table summarizes the number of months until the next re-set for our floating or adjustable rate Agency RMBS mortgage portfolio at September 30, 2011:

(in thousands)	Carrying Value
0-12 months	$202,813
13-36 months	11,632
37-64 months	24,784
Greater than 64 months	—
Total	$239,229

Non-Agency RMBS
Our non-Agency RMBS portfolio is composed of senior and mezzanine tranches of mortgage-backed securities. The following table provides investment information on our non-Agency RMBS as of September 30, 2011:

	As of September 30, 2011
(in thousands)	Principal/Current Face	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Senior	$2,148,645	$(418,851)	$(666,029)	$1,063,765	$10,925	$(79,807)	$994,883
Mezzanine	518,514	(136,478)	(106,909)	275,127	5,699	(19,508)	261,318
Total	$2,667,159	$(555,329)	$(772,938)	$1,338,892	$16,624	$(99,315)	$1,256,201

The majority of our non-Agency RMBS were rated at September 30, 2011. Note that credit ratings are based on the par value of the non-Agency RMBS, whereas the distressed non-Agency RMBS assets in our portfolio were acquired at a heavily discounted price. The following table summarizes the credit ratings of our non-Agency RMBS portfolio as of September 30, 2011:

September 30, 2011
AAA	—%
AA	—%
A	2.0%
BBB	4.9%
BB	9.4%
B	8.7%
Below B	74.4%
Not rated	0.6%
Total	100.0%

The following tables present certain information detailed by investment type and their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at September 30, 2011:

	At September 30, 2011
Non-Agency Principal and Interest (P&I) RMBS Characteristics	Senior Bonds	Mezzanine Bonds	Total P&I Bonds
Carrying Value (in thousands)	$994,585	$261,318	$1,255,903
% of Non-Agency Portfolio	79.2%	20.8%	100.0%
Average Purchase Price	$55.06	$58.57	$55.79
Average Coupon	2.2%	1.3%	2.0%
Average Fixed Coupon	5.6%	5.8%	5.7%
Average Floating Coupon	1.3%	0.9%	1.2%
Average Hybrid Coupon	4.6%	2.7%	4.6%
Collateral Attributes
Avg Loan Age (months)	64	82	68
Avg Original Loan-to-Value	78.3%	77.5%	78.1%
Avg Original FICO (1)	648	642	647
Current Performance
60+ day delinquencies	41.3%	32.8%	39.5%
Average Credit Enhancement (2)	22.4%	31.4%	24.3%
3-Month CPR (3)	2.2%	3.0%	2.4%
____________________

(1)	FICO represents a mortgage industry accepted credit score of a borrower, which was developed by Fair Isaac Corporation.

(2)	Average credit enhancement remaining on our non-Agency RMBS portfolio, which is the average amount of protection available to absorb future credit losses due to defaults on the underlying collateral.

(3)
3-Month CPR is reflective of the prepayment speed on the underlying securitization; however, it does not necessarily indicate the proceeds received on our investment tranche. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

Non-Agency RMBS Characteristics	September 30, 2011
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Prime	$15,996	1.6%	$1,548	0.6%	$17,544	1.4%
Alt-A	68,407	6.9%	8,075	3.1%	76,482	6.1%
POA	199,926	20.1%	22,067	8.4%	221,993	17.7%
Subprime	710,256	71.4%	229,628	87.9%	939,884	74.8%
	$994,585	100.0%	$261,318	100.0%	$1,255,903	100.0%

Non-Agency RMBS Characteristics	September 30, 2011
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Coupon Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$191,627	19.3%	$17,730	6.8%	$209,357	16.7%
Hybrid or Floating	802,958	80.7%	243,588	93.2%	1,046,546	83.3%
	$994,585	100.0%	$261,318	100.0%	$1,255,903	100.0%

Non-Agency RMBS Characteristics	September 30, 2011
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Origination Year	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
2006+	$771,416	77.6%	$24,828	9.5%	$796,244	63.4%
2002-2005	217,905	21.9%	236,091	90.3%	453,996	36.1%
Pre-2002	5,264	0.5%	399	0.2%	5,663	0.5%
	$994,585	100.0%	$261,318	100.0%	$1,255,903	100.0%

Repurchase Agreements
Our borrowings consist entirely of repurchase agreements collateralized by our pledge of AFS and trading securities, derivative instruments and certain cash balances. Substantially all of our Agency RMBS are currently pledged as collateral, and the majority of our non-Agency RMBS have been pledged. As of September 30, 2011, our debt-to-equity ratio was 5.6:1.0. Our debt-to-equity ratio includes the debt collateralized by our U.S. Treasuries and Agency derivatives. Our debt-to-equity ratio for RMBS and Agency derivatives only was 4.4:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
As of September 30, 2011, the term to maturity of our borrowings ranged from four days to over six months. The weighted average original term to maturity of our borrowings collateralized by RMBS was 84 days at September 30, 2011. At September 30, 2011, the weighted average cost of funds for all our repurchase agreements was 0.50%.

(dollars in thousands)	September 30, 2011		December 31, 2010
Collateral Type	Amount Outstanding	Weighted Average	Amount Outstanding	Weighted Average
U.S. Treasuries	$1,529,550	0.11%	$198,750	0.28%
Agency RMBS	4,863,534	0.32%	745,861	0.37%
Non-Agency RMBS	782,395	2.37%	201,976	2.05%
Agency derivatives	125,134	0.78%	23,216	1.07%
Total	$7,300,613	0.50%	$1,169,803	0.66%

As of September 30, 2011, our amounts outstanding under repurchase agreements includes $140.4 million of borrowings under the 364-day repurchase facility with Wells Fargo. As of September 30, 2011, the facility provided an aggregate maximum borrowing capacity of $150 million and it is set to mature on July 25, 2012. The facility is collateralized by non-Agency RMBS and its weighted average borrowing rate as of September 30, 2011 was 1.97%.

The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month end within that quarterly period, of RMBS repurchase agreements for the three months ended September 30, 2011, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average RMBS Repurchase Balances (1)	End of Period Balance RMBS Repurchase Agreements (1)	Maximum Balance of Any Month-End for RMBS Repurchase Agreements (1)	RMBS Repurchase Agreements to equity ratio
For the Three Months Ended September 30, 2011	4,640,801	5,771,063	5,771,063	4.4:1.0	(5)
For the Three Months Ended June 30, 2011	3,050,424	3,807,802	3,807,802	4.2:1.0	(4)
For the Three Months Ended March 31, 2011	1,516,076	2,317,156	2,317,156	3.4:1.0	(3)
For the Three Months Ended December 31, 2010	850,945	971,053	971,053	2.5:1.0	(2)
For the Three Months Ended September 30, 2010	761,151	797,449	797,449	3.3:1.0
____________________

(1)	RMBS repurchase agreements include repurchase agreements for Agency derivatives and exclude repurchase agreements collateralized by U.S. Treasuries.

(2)
On December 22, 2010, the Company completed its capital raise of approximately $128.5 million in net proceeds. Due to the timing of the capital raise within the quarter, the net proceeds were not fully invested, on a leveraged basis, until the end of January 2011 resulting in a decline in the debt-to-equity ratio as of December 31, 2010. With a higher targeted allocation to Agency RMBS for additional capital, the Company targeted a fully deployed debt-to-equity ratio of 3.5:1.0 to 4.0:1.0.

(3)
On March 16, 2011, the Company completed its capital raise of approximately $287.8 million in net proceeds. Due to the timing of the capital raise within the quarter, the net proceeds were not fully invested, on a leveraged basis, until the end of April 2011. With a higher targeted allocation to Agency RMBS for additional capital, the Company targeted a fully deployed debt-to-equity ratio of 4.5:1.0 to 5.0:1.0.

(4)
On May 25, 2011, the Company completed its capital raise of approximately $235.2 million in net proceeds, which was invested on a leveraged basis. With a higher targeted allocation to non-Agency RMBS for additional capital, the Company targeted a fully deployed debt-to-equity ratio of 4.0:1.0 to 4.5:1.0.

(5)
On July 15, 2011, the Company completed its capital raise of approximately $483.6 million, which was invested on a leveraged basis. With a higher targeted allocation to non-Agency RMBS for additional capital, the Company targeted a fully deployed debt-to-equity ratio of 4.0:1.0 to 4.5:1.0.

Equity
As of September 30, 2011, our stockholders' equity was $1.3 billion and our diluted book value per share was $9.30. As of June 30, 2011, our stockholders' equity was $897.6 million and our diluted book value per share was $9.73.
The following table provides details of our changes in stockholders' equity from June 30, 2011 to September 30, 2011:

(dollars in thousands, except per share amounts)	Book Value	Book Value Per Diluted Share (2)
Stockholders' equity at June 30, 2011	$897,581	$9.73
GAAP net income:
Core Earnings, net of tax benefit of $0.3 million (1)	51,801	0.37
Realized gains and losses, net of tax expense of $1.2 million	9,848	0.07
Unrealized mark-to-market gains and losses, net of tax expense of $8.5 million	(7,039)	(0.05)
Other comprehensive income	(72,573)	(0.52)
Dividend declaration	(56,235)	(0.40)
Net proceeds from common stock issuance	483,679	0.10
Other	69	—
Stockholders' equity at September 30, 2011	$1,307,131	$9.30
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
As of September 30, 2011, we held $409.9 million in cash and cash equivalents available to support our operations, $6.7 billion of AFS and derivative assets held at fair value, and $7.3 billion of outstanding debt in the form of repurchase agreements (excludes $90.9 million in payables due to broker counterparties for unsettled security purchases). As of September 30, 2011, our debt-to-equity ratio was 5.6:1.0. During the three months ended September 30, 2011, our debt-to-equity ratio increased from 5.4:1.0 to 5.6:1.0, including monies borrowed to finance our investment in U.S. Treasuries. The debt-to-equity ratio funding our RMBS and Agency derivatives increased from 4.2:1:0 to 4.4:1.0 as we completed the investment of our offering proceeds. We believe the debt-to-equity ratio funding our RMBS and Agency derivatives is the most meaningful debt-to-equity measure as U.S. Treasuries are viewed to be highly liquid in nature.
As of September 30, 2011, we had approximately $25.1 million of unpledged Agency securities and $75.6 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity of approximately $60.4 million. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
We have not experienced any restrictions to our funding sources in 2011 and have generally witnessed an increase in available financing in the RMBS marketplace. We expect ongoing sources of financing to be primarily repurchase agreements and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. We may deploy, on a debt-to-equity basis, up to ten times leverage on our Agency RMBS assets. We also deploy some leverage on our non-Agency RMBS assets utilizing repurchase agreements as the source of financing.
We have master repurchase agreements in place with 20 counterparties, the majority of which are U.S. domiciled financial institutions, and we continue to evaluate further counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our counterparties (lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
The following table summarizes our repurchase agreements and counterparty geographical concentration at September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$5,720,983	$564,524	74.5%	$825,766	$96,391	54.4%
Europe (2)	786,560	153,395	20.2%	253,029	71,279	40.2%
Asia (2)	793,070	40,321	5.3%	91,008	9,516	5.4%
Total	$7,300,613	$758,240	100.0%	$1,169,803	$177,186	100.0%
____________________
(1) Represents the net carrying value of the securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, including accrued interest. At September 30, 2011 and December 31, 2010, the Company had $90.9 million and $231.7 million, respectively, in payables due to broker counterparties for unsettled security purchases. The payables are not included in the amounts presented above.
(2) Exposure to European and Asian domiciled banks and their U.S. subsidiaries.
For the three months ended September 30, 2011, we have continued to maintain our repurchase agreement with Wells Fargo Bank, National Association, or Wells Fargo. The repurchase agreement serves as a repurchase facility used from time to time to finance certain of our non-Agency securities held in our RMBS portfolio with Wells Fargo pursuant to its terms. As of September 30, 2011, the Wells Fargo repurchase agreement provided an aggregate maximum borrowing capacity of $150 million and it is set to mature on July 25, 2012.
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
On May 18, 2011, we announced that we had taken the first step toward setting up a securitization issuance program by partnering with Barclays Bank PLC, or Barclays, to close on a $100 million mortgage loan warehouse facility, subject to future increase. The facility provides an aggregate maximum borrowing capacity of $100 million and it is set to mature on May 16, 2012, unless extended pursuant to its terms. The facility will be collateralized by eligible residential mortgage loans, which will be subject to margin call provisions that provide Barclays with certain rights when there has been a decline in the market value of the purchased mortgage loans. As of September 30, 2011, we do not have any borrowings outstanding under this facility.

We have guaranteed the obligations of our subsidiary, Two Harbors Asset I, under the Wells Fargo Repurchase Agreements, and TH TRS Corp., under the Barclays facility. As a result, we are subject to the following financial covenants, as further detailed by the respective Guaranty Agreements (represents most restrictive covenant calculation as of September 30, 2011 across both facilities):

(a)
As of last Business Day of each calendar quarter, Total Indebtedness to Net Worth must be less than the specified Threshold Ratio in the Repurchase Agreement. As of September 30, 2011, our debt to net worth, as defined, was 4.5:1.0 while our threshold ratio, as defined, was 6.5:1.0.

(b)
As of the last Business Day of each calendar quarter, Liquidity must be greater than $25 million and the aggregate amount of Unrestricted Cash or Cash Equivalents must be greater than $15 million. As of September 30, 2011, our liquidity, as defined, was $409.9 million and our total unrestricted cash or cash equivalents, as defined was $36.7 million.

(c)	As of the last Business Day of each calendar quarter, Net Worth must be greater than $450 million. As of September 30, 2011, our net worth, as defined, was $1.3 billion.
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

(in thousands)	September 30, 2011	December 31, 2010
Available-for-sale securities, at fair value	$6,267,036	$1,090,598
Trading securities, at fair value	1,526,330	199,523
Cash and cash equivalents	15,000	14,467
Restricted cash	84,056	11,634
Due to/from counterparties	13,032	10,508
Derivative assets, at fair value	150,774	30,534
Total	$8,056,228	$1,357,264

Although we generally intend to hold our target assets as long-term investments, we may sell certain of our investment securities in order to manage our interest rate risk and liquidity needs, to meet other operating objectives and to adapt to changing market conditions. We cannot predict the timing and impact of future sales of investment securities, if any. Because many of our investment securities are financed with repurchase agreements and may be financed with credit facilities (including term loans and revolving facilities), a significant portion of the proceeds from sales of our investment securities (if any), prepayments and scheduled amortization are used to repay balances under these financing sources.
The following table provides the maturities of our repurchase agreements as of September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010
Within 30 days	$1,581,588	$197,286
30 to 59 days	1,308,112	211,556
60 to 89 days	803,521	117,621
90 to 119 days	678,377	152,433
Over 120 days (1)	1,399,465	292,157
Open maturity (2)	1,529,550	198,750
Total	$7,300,613	$1,169,803
____________________

(1)	Over 120 days includes the amounts outstanding under the Wells Fargo 364-day borrowing facility.

(2)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

For the three months ended September 30, 2011, our unrestricted cash balance increased from $181.9 million to $409.9 million. The cash movements can be summarized by the following:

•
Cash flows from operating activities.   For the three months ended September 30, 2011, operating activities increased our cash balances by approximately $45.6 million, primarily driven by our strong interest yield and financial results for the quarter.

•
Cash flows from investing activities.  For the three months ended September 30, 2011, investing activities reduced our cash balances by approximately $2.7 billion. The reduction was driven by the increase in our RMBS portfolio as we deployed capital from our common stock offerings.

•
Cash flows from financing activities.   For the three months ended September 30, 2011, financing activities increased our cash balance by approximately $2.9 billion, resulting from the net borrowings under repurchase agreements to fund our AFS portfolio as well as net proceeds of $483.6 million obtained from our common stock offering.

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
We utilize U.S. Treasuries as well as derivative financial instruments, including interest rate swaps, swaptions, TBAs, and to a certain extent inverse interest-only securities, as of September 30, 2011, to hedge the interest rate risk associated with our portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We rely on PRCM Advisers' expertise to manage these risks on our behalf. We implement part of our hedging strategy through Capitol, our TRS, which is subject to U.S. federal, state and, if applicable, local income tax.
Interest Rate Effect on Net Interest Income
Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing and hedging activities. The costs associated with our borrowings are generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase while the yields earned on our existing portfolio of leveraged fixed-rate RMBS will remain static. Moreover, interest rates may rise at a faster pace than the yields earned on our leveraged adjustable-rate and hybrid RMBS. Both of these factors could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time, as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our assets. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

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
We acquire adjustable-rate and hybrid RMBS. These are assets in which the underlying mortgages are typically subject to periodic and lifetime interest rate caps and floors, which may limit the amount by which the security's interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements are not subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation, while the interest-rate yields on our adjustable-rate and hybrid RMBS could effectively be limited by caps. This effect will be magnified to the extent we acquire adjustable-rate and hybrid RMBS that are not based on mortgages that are fully indexed. In addition, adjustable-rate and hybrid RMBS may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. If this happens, we could receive less cash income on such assets than we would need to pay for interest costs on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.
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
The following table provides the indices of our variable rate assets as of September 30, 2011, based on total carrying value of bonds (dollars in thousands).

	As of September 30, 2011
Index Type	Floating	Hybrid (1)	Total	Index Percentage
CMT	$—	$180,483	$180,483	14%
LIBOR	1,027,339	44,801	1,072,140	83%
Other (2)	16,240	17,210	33,450	3%
Total	$1,043,579	$242,494	$1,286,073	100%
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

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at September 30, 2011.
All changes in value are measured as the change from the September 30, 2011 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities, at fair value	$121,122	$71,958	$(77,732)	$(167,751)
As a % of September 30, 2011 equity	9.3%	5.5%	(5.9)%	(12.8)%
Trading securities, at fair value	$6,094	$6,094	$(12,784)	$(25,429)
As a % of September 30, 2011 equity	0.5%	0.5%	(1.0)%	(1.9)%
Derivatives, at fair value, net	$(96,286)	$(72,231)	$70,647	$150,132
As a % of September 30, 2011 equity	(7.4)%	(5.5)%	5.4%	11.5%
Repurchase Agreements	$(5,784)	$(5,784)	$6,093	$12,185
As a % of September 30, 2011 equity	(0.4)%	(0.4)%	0.5%	0.9%
Total Net Assets	$25,146	$37	$(13,776)	$(30,863)
As a % of September 30, 2011 total assets	0.3%	—%	(0.2)%	(0.3)%
As a % of September 30, 2011 equity	2.0%	0.1%	(1.0)%	(2.3)%
	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$5,635	$5,292	$(2,255)	$(4,510)
% change in net interest income	2.4%	2.2%	(1.0)%	(1.9)%

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
The AFS securities, at fair value, included in the foregoing interest rate sensitivity table under “change in value of financial position” are limited to Agency RMBS. Due to the significantly discounted prices and underlying credit risks of our non-Agency RMBS, we believe our non-Agency RMBS's valuation is inherently de-sensitized to changes in interest rates. As such, we do not attempt to project the interest rate sensitivity of these financial instruments and have excluded these RMBS from the interest rate sensitivity analysis. However, these non-Agency RMBS have been included in the “change in annualized net interest income” analysis.
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2011. The analysis utilizes assumptions and estimates based on management's judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
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
Given the low interest rates at September 30, 2011, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only bonds purchased at a premium, and accretion of discount on our non-Agency bonds purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
Market Risk
Market Value Risk.  Our AFS securities are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income. The estimated fair value of these securities fluctuates primarily due to changes in interest rates, market valuation of credit risk, and other factors. Generally, in a rising interest rate environment, we would expect the fair value of these securities to decrease; conversely, in a decreasing interest rate environment, we would expect the fair value of these securities to increase. As market volatility increases or liquidity decreases, the fair value of our assets may be adversely impacted.
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

Item 4. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report on Form 10-Q, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the reports we submit under the Securities Exchange Act of 1934.
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
As of the date of this filing, we are not party to any litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors
Other than with respect to the risk factor below and those set forth in our Quarterly Report on Form 10-Q for the period ended June 30, 2011, or the Q2 Form 10-Q, there have been no material changes to the risk factors set forth under the heading "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2010, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and Q2 Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” in this Quarterly Report on Form 10-Q.
Risks Related to the Business of Two Harbors
The loss of, or material change in, our exemption under the 1940 Act would adversely affect our operations and, consequently, the value of your investment.
We conduct our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act. Section 3(c)(5(C) of the 1940 Act provides an exemption for entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate,” or qualifying interests. Under current interpretations issued by SEC staff, in order to qualify for this exemption, we must maintain (i) at least 55% of our assets in qualifying interests (referred to as the 55% Test) and (ii) at least 80% of our assets in real estate related assets including qualifying interests (referred to as the 80% Test). Mortgage loans and other assets, such as whole pool Agency and non-Agency RMBS, are considered the functional equivalent of mortgage loans for the purposes of the 1940 Act and, therefore, are currently considered qualifying interests for purposes of the 55% Test and 80% Test.
On August 31, 2011, the SEC issued a “concept release” soliciting public comment on a wide range of issues relating to Section 3(c)(5)(C) of the 1940 Act, including what types of assets should be deemed qualifying interests and whether REITs that invest in RMBS should be regulated in a manner similar to investment companies. There can be no assurance that the rules, regulations and interpretations governing the exemptions available under the 1940 Act will not change in a manner that adversely affects our operations. If the SEC takes action that results in our failure to be exempt from regulation under the 1940 Act, we could be required to (i) restructure our operations in order to avoid being required to register as an investment company, (ii) sell certain of our assets in a manner or at a time that we would not otherwise choose, or (iii) register as an investment company, which would, among other things require us to comply with the leverage constraints applicable to investment companies.  Any of these changes could adversely affect our financial condition and results of operations, our ability to make distributions to our shareholders, and the value of our common stock.

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

TWO HARBORS INVESTMENT CORP.
Dated:	November 4, 2011	By:	/s/ Thomas Siering
Thomas Siering Chief Executive Officer, President and Director (principal executive officer)
Dated:	November 4, 2011	By:	/s/ Jeffrey Stolt
Jeffrey Stolt Chief Financial Officer and Treasurer (principal accounting and financial officer)

Exhibit Number	Exhibit Index
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

10.1
Amendment Number 2 to Master Repurchase and Securities Contract dated as of July 26, 2011 between Two Harbors Asset I, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2011).

10.2
Amendment Number 2 to Guaranty Agreement dated as of July 26, 2011 between Two Harbors Investment Corp. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2011).

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