Form 10-K
period 2011-12-31
Two Harbors Investment Corp.
filed 2012-02-28
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2011
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $984.1 million based on the closing sale price as reported on the NYSE on that date.
As of February 28, 2012 there were 214,205,349 shares of outstanding common stock, par value $.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant's fiscal year covered by this Annual Report, are incorporated by reference into Part III.

TWO HARBORS INVESTMENT CORP.
2011 ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1. Business

Overview
Our Company
Two Harbors Investment Corp. is a Maryland corporation focused on investing in, financing and managing residential mortgage-backed securities, or RMBS, residential mortgage loans, residential real properties, and other financial assets, which we collectively refer to as our target assets. We operate as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code. The terms “Two Harbors,” “we,” “our,” “us” and the “Company” refer to Two Harbors Investment Corp. and its subsidiaries as a consolidated entity.
We were incorporated on May 21, 2009 and commenced operations as a publicly traded company on October 28, 2009, upon completion of a merger with Capitol Acquisition Corp, or Capitol, which became our wholly owned indirect subsidiary as a result of the merger. At the closing of the merger, after deducting transaction costs and payments to Capitol stockholders, we had approximately $124.0 million in cash available to fund investments and operations. In 2010, we completed two follow-on public offerings issuing a total of 27.1 million shares of our common stock for proceeds, net of the underwriters' discount and other offering costs, of approximately $235.3 million. In 2011, we completed three follow-on public offerings issuing a total of 100 million shares of our common stock for net proceeds of approximately $1 billion.
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

•	Non-Agency RMBS, meaning RMBS that are not issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac;

•	Residential mortgage loans;

•	Residential real properties;

•	Other financial assets comprising approximately 5% to 10% of the portfolio.
We seek to deploy moderate leverage as part of our investment strategy. We generally finance our RMBS and mortgage loan assets through short-term borrowings structured as repurchase agreements.
We recognize that investing in our target assets is competitive and that we compete with other investment vehicles for attractive investment opportunities. We rely on our management team and Pine River Capital Management L.P., or Pine River (described below), who have developed strong relationships with a diverse group of financial intermediaries, to execute on our investment approach. In addition, we have benefited and expect to continue to benefit from Pine River's analytical and portfolio management expertise and infrastructure. We believe that our significant focus on the RMBS area, the extensive RMBS expertise of our investment team, our strong analytics and our disciplined relative value investment approach give us a competitive advantage over our peers.
We have elected to be treated as a REIT for U.S. federal income tax purposes. To qualify as a REIT, we are required to meet certain investment and operating tests and annual distribution requirements. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders, do not participate in prohibited transactions and maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated certain of our subsidiaries as taxable REIT subsidiaries, or TRSs, as defined in the Code, to engage in such activities, and we may in the future form additional TRSs. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act.
Our Manager
We are externally managed and advised by PRCM Advisers LLC, a wholly-owned subsidiary of Pine River. Founded in 2002, with offices in New York, London, Hong Kong, San Francisco, Beijing, and Minnetonka, Minnesota, Pine River is a global asset management firm providing solutions to qualified clients across three actively managed platforms: hedge funds, managed accounts, and listed investment vehicles.

Pine River formed PRCM Advisers for the purpose of providing management services to us. PRCM Advisers is responsible for administering our business activities and day-to-day operations. Pursuant to the terms of a management agreement between us and PRCM Advisers, PRCM Advisers provides us with our management team, including our officers, along with appropriate support personnel. In addition, PRCM Advisers provides us with the expertise of Pine River’s fixed income team, proprietary analytical tools and certain fund infrastructure. PRCM Advisers is at all times subject to the supervision and oversight of our board of directors. Each of our officers is an employee or partner of Pine River. We do not have any employees. We do not pay any of our officers any cash compensation. Rather, we pay PRCM Advisers a 1.5% annual base management fee pursuant to the terms of the management agreement. We also reimburse PRCM Advisers the allocable share of the compensation paid by PRCM Advisers to its personnel serving as our principal financial officer and general counsel and other reimbursable costs under the management agreement and shared facilities and services agreement. We do not pay PRCM Advisers any incentive-based fees or other incentive-based compensation. We have also entered into agreements with an affiliate of Pine River to assist us with acquiring, managing and leasing a substantial portion of our residential real property portfolio.
Through our relationship with PRCM Advisers, we benefit from Pine River’s disciplined and highly analytical investment approach, extensive long-term relationships in the financial community, and established infrastructure. Pine River’s disciplined investment approach utilizes a cross-product approach, conducting top-down market assessments with respect to various subsets of the RMBS market in order to identify the most attractive segments and investment opportunities. Our security selection process leverages proprietary and third party analytic tools to conduct a detailed analysis of factors that influence our target assets. We select our RMBS after extensive analysis of the underlying loans, including prepayment trends, average remaining life, amortization schedules, fixed versus floating interest rates, geographic concentration, property type, loan-to-value ratios, and credit scores, among others.
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
As of December 31, 2011, Pine River had net assets under management, including Two Harbors stockholders’ equity, of approximately $5.5 billion, of which approximately $3.9 billion is dedicated to mortgage strategies. As of December 31, 2011, Pine River employed over 180 employees globally, including 66 investment professionals, and has successfully maintained low employee attrition.

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
We rely on PRCM Advisers’ expertise in identifying assets within our target asset classes. PRCM Advisers makes investment decisions based on a rigorous asset selection process that takes into consideration a variety of factors, including expected cash yield, risk-adjusted returns, current and projected credit fundamentals, current and projected macroeconomic considerations, current and projected supply and demand, credit and market risk concentration limits, liquidity, cost of financing and financing availability. In all cases, we select our assets in such a way as to maintain our REIT qualification and our exemption from registration under the 1940 Act.
In 2011 we began setting up a securitization issuance program by partnering with Barclays Bank PLC, or Barclays, to close on a $100 million mortgage loan warehouse facility, subject to future increase. The Barclays facility will be used to aggregate prime nonconforming residential mortgage loans that we will acquire from select mortgage loan originators and secondary market institutions with whom we have chosen to build strategic relationships, including those with a nationwide presence. We are targeting a $250 million deal size for our initial securitization and we intend to develop this business in an opportunistic manner.
In the first quarter of 2012, as part of the on-going diversification of our business model, we began acquiring residential real properties in certain metropolitan areas across the United States. We intend to hold the properties for investment and rent them for income.

Our Target Assets
Our target asset classes are as follows:

Agency RMBS	Agency RMBS collateralized by either fixed rate mortgage loans, adjustable rate mortgage loans or hybrid mortgage loans, or derivatives thereof, including:
	•	mortgage pass-through certificates;
	•	collateralized mortgage obligations;
	•	Freddie Mac gold certificates;
	•	Fannie Mae certificates;
	•	Ginnie Mae certificates;
	•	“to-be-announced” forward contracts, or TBAs, which are pools of mortgages with specific investment terms to be issued by government sponsored entities, or GSEs, at a future date; and
	•	interest-only and inverse interest-only securities.
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

Residential mortgage loans	Prime nonconforming residential mortgage loans.
Residential real properties	Single and multi-family residential properties
Other assets
Financial and real estate related assets other than RMBS, mortgage loans and real properties, including asset backed securities and certain hedging transactions that may produce non-qualifying income for purposes of the REIT gross income tests.

Our Investment Activities
At December 31, 2011, we had total assets of approximately $8.1 billion, of which $6.2 billion, or 77.1%, represented our RMBS portfolio. At December 31, 2011, $5.1 billion, or 80.9%, of our RMBS portfolio was comprised of Agency RMBS, $0.9 billion, or 14.9%, of our RMBS portfolio was comprised of senior non-Agency RMBS, and the remaining $0.2 billion, or 4.2%, was comprised of other non-Agency RMBS. The remaining $1.9 billion of assets consisted primarily of U.S. Treasuries classified as trading instruments, cash, restricted cash, mortgage loans held-for-sale, receivables, derivative assets and prepaid assets.
Our Investment Guidelines
Our board of directors has approved the following investment guidelines:

•	no investment shall be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;

•	no investment shall be made that would cause us to be regulated as an investment company under the 1940 Act;

•
we will primarily invest within our target assets, consisting primarily of Agency RMBS, non-Agency RMBS, residential mortgage loans and residential real properties, approximately 5% to 10% of our portfolio may include other financial assets; and

•
until appropriate investments can be identified, we will invest available cash in interest-bearing and short-term investments that are consistent with (i) our intention to qualify as a REIT, and (ii) our exemption from investment company status under the 1940 Act.

These investment guidelines may be changed from time to time by our board of directors in its discretion without the approval of our stockholders.
Within the constraints of the foregoing investment guidelines, PRCM Advisers has broad authority to select, finance and manage our investment portfolio. As a general matter, our investment strategy is designed to enable us to:

•
build an investment portfolio consisting of Agency RMBS, non-Agency RMBS, residential mortgage loans and residential real property that will generate attractive returns while having a moderate risk profile;

•	manage financing, interest, prepayment rate, credit and similar risks;

•	capitalize on discrepancies in the relative valuations in the mortgage and housing markets; and

•	provide regular quarterly distributions to stockholders.
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
Financing Strategy
We deploy moderate leverage to increase potential returns to our stockholders and to fund the acquisition of our assets. We are not required to maintain any particular leverage ratio. The amount of leverage we deploy for particular investments in our target assets depends upon an assessment of a variety of factors, which may include the anticipated liquidity and price volatility of our assets; the gap between the duration of assets and liabilities, including hedges; the availability and cost of financing the assets; our opinion of the credit worthiness of financing counterparties; the health of the U.S. economy and residential mortgage and housing markets; our outlook for the level, slope, and volatility of interest rates; the credit quality of the loans underlying our Agency RMBS and non-Agency RMBS; and our outlook for asset spreads relative to the London Interbank Offered Rate, or LIBOR, curve.
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
In order to reduce our exposure to counterparty-related risk, we generally seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At December 31, 2011, we had $6.7 billion of outstanding balances under repurchase agreements with 20 counterparties, with a maximum net exposure (the difference between the amount loaned to us, including interest payable, and the value of the assets pledged by us as collateral, including accrued interest receivable on such assets) to any single lender of $187.0 million, or 14.7% of equity.
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
The senior members of our research and investment team have an average of 25 years of experience in mortgage-backed securities investing, including experience in performing advisory services for investment banks, funds, other investment vehicles, and other managed and discretionary accounts. Our Co-Chief Investment Officers are Steven Kuhn and William Roth. Mr. Kuhn is a Partner of Pine River, and joined the firm in January 2008. He has 20 years of experience investing in RMBS and other fixed income securities for Goldman Sachs Asset Management, Citadel and Cargill. Mr. Roth joined Pine River in June 2009, and has 31 years of experience working for Salomon Brothers and Citigroup in mortgage-backed and asset-backed securities markets. The fixed income investment team also includes seasoned traders, analysts and risk managers, and is backed by Pine River’s extensive infrastructure in the areas of credit analysis, trade execution, risk management, valuation, accounting, operations, corporate governance and law.
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

Expense Reimbursement
We reimburse PRCM Advisers for (i) our allocable share of the compensation paid by Pine River to its personnel serving as our principal financial officer and general counsel and personnel employed by Pine River as in-house legal, tax, accounting, consulting, auditing, administrative, information technology, valuation, computer programming and development and back-office resources to us and (ii) any amounts for personnel of Pine River's affiliates arising under a shared facilities and services agreement.
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
Acquisition Services and Property Management Agreements
One of our subsidiaries has entered into agreements with Silver Bay Property Management LLC, or Silver Bay, to assist us in acquiring, managing and leasing a substantial portion of our residential real property portfolio. Silver Bay is a joint venture between Provident Real Estate Advisors LLC and an affiliate of Pine River in which Pine River has an indirect controlling interest. Under the agreements, if Silver Bay is the procuring cause of the purchase of a single-family residential property, our subsidiary will pay Silver Bay a one-time acquisition fee in the amount of $2,000 per property. In addition, our subsidiary is obligated to pay Silver Bay for various services provided under the agreements, including: (i) a monthly property management fee equal to the greater of (a) six percent (6%) of the gross collections (less security deposits) derived from the properties in the prior month or (b) $50 per property (excluding, however, any vacant property); (ii) a one-time $500 per property fee for the leasing of a property to a new tenant and a one-time $200 per property fee for each renewal of an annual lease term to an existing tenant. Our subsidiary must also pay certain maintenance and rehabilitation fees associated with ongoing maintenance and repairs to the properties. If our subsidiary voluntarily terminates the property management agreement, it must pay a termination fee for each property under management as of the voluntary termination date. If the property management agreement is terminated during the initial one year term, the termination fee is the greater of $250 per property or an amount equal to the aggregate management fee that is payable to Silver Bay for the remainder of the term. If the property management agreement is terminated after the initial term, the termination fee is $100 per property. If our subsidiary elects not to renew the property management agreement in either of the first two one-year terms, a non-renewal fee of $100 for each property that is under management as of the non-renewal date must be paid.
Operating and Regulatory Structure
1940 Act Exemption
We conduct our operations so that we are not required to register as an investment company under the 1940 Act. The 1940 Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate,” or qualifying interests. Under the current interpretation of the SEC's staff, in order to qualify for this exemption, the REIT must maintain (i) at least 55% of our assets in qualifying interests (referred to as the 55% Test) and (ii) at least 80% of our assets in real estate related assets including qualifying interests (referred to as the 80% Test). In meeting the 55% Test, we treat as qualifying interests those RMBS issued with respect to an underlying pool as to which we own all of the certificates issued by the pool. RMBS that do not represent all of the certificates issued (i.e., an undivided interest) by the pool of mortgages (i.e., a whole pool) underlying such RMBS may be treated as securities separate from such underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% Test; however, such RMBS would be considered real estate related assets for purposes of the 80% Test. Therefore, for purposes of the 55% Test, our ownership of these types of RMBS is limited by the provisions of the 1940 Act. If the SEC or its staff were to adopt a contrary interpretation, we could be required to sell a substantial amount of our RMBS under potentially adverse market conditions. Further, in order to ensure that at all times we qualify for this exemption from the 1940 Act, we may be precluded from acquiring RMBS whose yield is higher than the yield on RMBS that could be otherwise purchased in a manner consistent with this exemption. Accordingly, we monitor our compliance with both the 55% Test and the 80% Test in order to maintain our exempt status under the 1940 Act.
REIT Qualification
We have elected to be taxed as a REIT under the Code, commencing with our taxable period ended December 31, 2009, upon the filing of our federal income tax return for such year. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and we conduct our operations in a manner which will enable us to continue to meet the requirements for qualification and taxation as a REIT. Certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated certain of our subsidiaries as TRSs to engage in such activities, and we may in the future form additional TRSs.
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

•
We have a formal internal audit function, through the current use of an outsourced firm, to further the effective functioning of our internal controls and procedures. Our internal audit plan, which is approved annually by our Audit Committee, is based on a formal risk assessment and is intended to provide management and our Audit Committee with an effective tool to identify and address areas of financial or operational concerns and to ensure that appropriate controls and procedures are in place. We have implemented Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the SOX Act, which requires an evaluation of internal control over financial reporting in association with our financial statements as of December 31, 2011. (See Item 9A, “Controls and Procedures” included in this Annual Report on Form 10-K.)

Competition
Our net income will depend, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring our target assets, we will compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. Some of these entities may not be subject to the same regulatory constraints that we are (i.e., REIT compliance or maintaining an exemption under the 1940 Act). In addition, there are numerous REITs with similar asset acquisition objectives, including a number that have been recently formed, and others may be organized in the future. These other REITs will increase competition for the available supply of RMBS, residential mortgage loans and residential real properties. Many of our competitors are significantly larger than us, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Current market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common stock.
Employees
We are managed by PRCM Advisers pursuant to the management agreement between PRCM Advisers and us. All of our officers are partners or employees of Pine River or its affiliates. We have no direct employees.
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
As of the date of this filing, we do not intend to offer equity or debt securities in exchange for property. We have not in the past repurchased or otherwise reacquired our shares, but may do so in the future under our share repurchase plan, subject to the requirements of the Maryland General Corporation Law, or MGCL.
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
Other Historical Information
We were incorporated on May 21, 2009 and commenced operations as a publicly traded company on October 28, 2009, upon completion of a merger with Capitol. Capitol became a wholly-owned indirect subsidiary of Two Harbors upon completion of the merger transaction. Our common stock is listed on the NYSE under the symbol TWO and our warrants are listed on the NYSE Amex under the symbol TWO.WS.
Capitol was a blank check company formed under the laws of the State of Delaware in June 2007 to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets.
On November 14, 2007, Capitol completed its initial public offering of units. Each unit consisted of one share of Capitol's common stock and one redeemable common stock purchase warrant. Each warrant entitled the holder to purchase from Capitol one share of common stock at an exercise price of $7.50, commencing the later of the completion of a business combination or November 8, 2008 and expiring November 8, 2012. Certain of Capitol's sponsors and founding stockholders, or the Initial Stockholders, purchased an additional 7,000,000 warrants for $7.0 million. The purchase and issuance of these warrants occurred simultaneously with consummation of the IPO on a private placement basis. All of the net proceeds received from the foregoing sale of securities, totaling approximately $258.4 million, were placed in a trust account pursuant to Capitol's charter, pending consummation of a business combination.
In June 2009, Capitol signed an Agreement and Plan of Merger with Two Harbors, Two Harbors Merger Corp. and Pine River which set forth the terms and conditions whereby Capitol agreed to merge into Two Harbors Merger Corp., with Capitol being the surviving entity and becoming a wholly-owned subsidiary of Two Harbors. In October 2009, the majority of Capitol's stockholders approved the merger transaction and the transaction closed later that month. In connection with the closing, the holders of Capitol's common stock and warrants became holders of the securities of Two Harbors after the merger in the same proportion as their holdings in Capitol immediately before the merger, with certain exceptions.
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
We are currently required to maintain a registration statement related to the resale of 9,906,918 of our warrants and the resale of common stock received upon exercise of those warrants, certain of which warrants are held by other funds managed by Pine River and our director Mark D. Ein. In addition, we must maintain an effective registration statement related to the exercise of all of our warrants traded on the NYSE Amex or holders of those warrants will not be able to exercise those warrants to purchase our common stock under the terms of our warrant agreement.
Financial Information
Financial information concerning our business for each of 2011, 2010 and 2009 is set forth in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Qualitative and Quantitative Disclosures about Market Risk,” and the consolidated financial statements and the notes thereto, and the supplemental financial information, which are in Part II, Items 7, 7A and 8 of this Annual Report on Form 10-K.
Available Information
Our website can be found at www.twoharborsinvestment.com. We make available, free of charge on our website (on the Investor Relations page under "SEC Filings"), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as are filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as our proxy statements with respect to our annual meetings of stockholders, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Our Exchange Act reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov. The content of any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.
We also make available, free of charge, our charters for our Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee, as well as our Corporate Governance Guidelines, Code of Ethics Business Conduct and Ethics, Whistleblowing Procedures and Stockholder Communication Policy. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any executive officer, director, or senior officer (as defined in the Code of Ethics).
Our Investor Relations Department can be contacted at 601 Carlson Parkway, Suite 150, Minnetonka, MN 55305, Attn: Investor Relations, or by telephone at (612) 629-2500.

Forward-Looking Statements
This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in this Annual Report on Form 10-K under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.
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

•	changes in the values of securities we own and the impact of adjustments reflecting those changes on our income statement and balance sheet, including our stockholders' equity;

•	our ability to generate the amount of cash flow we expect from our investment portfolio;

•	changes in our investment, financing, and hedging strategies and the new risks that those changes may expose us to;

•	changes in the competitive landscape within our industry, including changes that may affect our ability to retain or attract personnel;

•	our ability to build successful relationships with loan originators;

•	our ability to acquire mortgage loans in connection with our securitization plans;

•	our ability to securitize the mortgage loans that we acquire;

•	our ability to acquire residential real properties at attractive prices and lease such properties on a profitable basis or to resell such properties at a gain;

•	our ability to manage various operational risks associated with our business;

•	our ability to maintain appropriate internal controls over financial reporting;

•	our ability to establish, adjust and maintain appropriate hedges for the risks in our portfolio;

•	our ability to maintain our REIT qualification for U.S. federal income tax purposes;

•	limitations imposed on our business due to our REIT status and our status as exempt from registration under the 1940 Act; and

•	our future ability to offer and sell securities using a shelf registration statement on Form S-3.
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
In response to turmoil in the financial markets beginning in 2007, the U.S. Government, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken a number of actions designed to stabilize the financial markets, including the enactment of the Emergency Economic Stabilization Act of 2008 to, among other things, establish the Troubled Asset Relief Program, or the TARP, to purchase certain assets from financial institutions; the enactment of the Housing and Economic Recovery Act of 2008, which established a new regulator for Fannie Mae and Freddie Mac; the establishment of the Term Asset-Backed Securities Loan Facility, or the TALF, to provide non-recourse loans to borrowers to fund their purchase of certain eligible assets, such as certain asset-backed securities and commercial mortgage-backed securities; the establishment of the Public-Private Investment Program, which was designed to encourage the transfer of certain legacy assets, including real estate-related assets, off of the balance sheets of financial institutions; and the implementation of the Home Affordable Modification Program, or the HAMP, to facilitate the modification of delinquent mortgages and reduce foreclosures.
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
We purchase Agency RMBS that are protected from the risk of default on the underlying mortgages by guarantees from Fannie Mae, Freddie Mac or, in the case of the Ginnie Mae, the U.S. Government. Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for substantial amounts of additional capital. In 2008, in response to the deteriorating financial condition of Fannie Mae and Freddie Mac, the U.S. Government and U.S. Treasury undertook a series of actions designed to stabilize these GSEs, including placing them into a federal conservatorship, under which the Federal Housing Finance Agency, or FHFA, operate Fannie Mae and Freddie Mac.
In a further attempt to stabilize the financial and housing markets, in December 2009 the U.S. Government committed virtually unlimited capital to ensure the viability of Fannie Mae and Freddie Mac into 2012. Despite projections that the FHFA will continue to provide financing beyond 2012, there is no assurance that such capital will always be available, or that the agencies will always honor their guarantees and other obligations. If these GSEs fail to honor their guarantees, the value of any Agency RMBS assets that we hold would decline.
The U.S. Congress and the Obama Administration have announced their intention to reduce government support for housing finance, including the possible restructuring or elimination of the GSEs. In February 2011, a report released by the U.S. Department of Treasury and Department of Housing and Urban Development outlined three paths for GSE reform, all of which would drastically change the landscape of the U.S. mortgage market. The continued flow of residential mortgage-backed securities from the GSEs is essential to the operation of the mortgage markets in their current form, and crucial to our business model. In the wake of the financial crisis, Fannie Mae and Freddie Mac became the dominant, and in some cases, the only source of mortgage financing in the U.S. Although any reform would be expected to take several years to implement, if the structure of Fannie Mae or Freddie Mac were altered, or if they were eliminated altogether, the amount and type of Agency RMBS available for investment would be significantly affected. A reduction in supply of Agency RMBS would result in increased competition for those assets and likely lead to a significant increase in the price we would have to pay for our target assets.
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
The adoption of the Dodd-Frank Act and future regulations implementing such legislation affect the mortgage industry and the RMBS markets, which may in turn have an adverse impact on our business, results of operations and financial conditions.
On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank Act significantly changes the regulation of financial institutions and the financial services industry, including the mortgage industry. The Dodd-Frank Act tasks many agencies with issuing a variety of new regulations, including rules related to mortgage origination and servicing, securitization and derivatives. Because a significant number of regulations under the Dodd-Frank Act have yet to be proposed or adopted, it is not yet known whether these additional regulations will affect the borrowing environment, the investing environment for RMBS, or interest rate swaps and other derivatives. Consequently, it is not possible for us to predict how any additional regulation under the Dodd-Frank Act will affect our business, and there can be no assurance that the Dodd-Frank Act will not have an adverse impact on our results of operations and financial condition.
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
We are organized as a holding company that conducts its businesses primarily through our subsidiaries. We intend to conduct the operations of the Company and its subsidiaries so that they do not come within the definition of an investment company because less than 40% of the value of their total assets on an unconsolidated basis will consist of “investment securities.”
Certain of our subsidiaries intend to rely upon the exemption from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally means that at least 55% of each such subsidiary's portfolio must be comprised of qualifying assets and at least 80% of its portfolio must be comprised of qualifying assets and real estate-related assets under the 1940 Act. Qualifying assets for this purpose include mortgage loans and other assets, such as whole pool Agency and non-Agency RMBS, which are considered the functional equivalent of mortgage loans for the purposes of the 1940 Act. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to invest at least 55% of its assets in whole pool Agency and non-Agency RMBS and other interests in real estate that constitute qualifying assets in accordance with SEC staff guidance and an additional 25% of its assets in either qualifying assets and other types of real estate related assets that do not constitute qualifying assets.
As a result of the foregoing restrictions, we are limited in our ability to make or dispose of certain investments. To the extent that the SEC publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the subsidiary holding assets that we might wish to sell or selling assets that we might wish to hold. Although we monitor the portfolios of our subsidiaries relying on the Section 3(c)(5)(C) exemption periodically and prior to each acquisition or disposition of assets, there can be no assurance that such subsidiaries will be able to maintain this exemption.

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
Our ability to purchase and hold assets is affected by our ability to secure repurchase agreements and other credit facilities on acceptable terms. We currently have master repurchase agreements in place with several counterparties, including an RMBS 364-day repurchase facility with an aggregate maximum borrowing capacity of $150.0 million. We expect to execute additional master repurchase agreements, but we can provide no assurance that lenders will be willing or able to provide us with sufficient financing through the repurchase markets or otherwise. In addition, because repurchase agreements are short-term commitments of capital, changes in conditions in the repurchase markets may make it more difficult for us to secure continued financing. During certain periods of a credit cycle, lenders may lose their ability or curtail their willingness to provide financing. If we are not able to arrange for replacement financing on acceptable terms, or if we default on our covenants or are otherwise unable to access funds under any of our master repurchase agreements, we may have to curtail our asset acquisition activities and/or dispose of assets.
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
Our inability to meet certain financial covenants related to our repurchase agreements could adversely affect our financial condition, results of operations and cash flows.
In connection with certain of our repurchase agreements we are required to maintain certain financial covenants the most restrictive of which requires that, on any date, (i) the ratio of the our total indebtedness to our tangible net worth, on a consolidated basis, shall not be greater than a threshold established by a formula which considers the aggregate market value of certain securities owned by us divided by our adjusted gross assets; (ii) our liquidity, on a consolidated basis, shall not be less than $25,000,000 and the aggregate amount of unrestricted cash or cash equivalents held by us shall be not less than $15,000,000; and (c) our tangible net worth, on a consolidated basis, shall not be less than $450,000,000. Compliance with these financial covenants will depend on market factors and the strength of our business and operating results. Various risks, uncertainties and events beyond our control could affect our ability to comply with the financial covenants. Failure to comply with our financial covenants could result in an event of default, termination of the repurchase facility, acceleration of all amounts owing under the repurchase facility, and gives the counterparty the right to exercise certain other remedies under the repurchase agreement, including the sale of the asset subject to repurchase at the time of default, unless we were able to negotiate a waiver. Any such waiver could be conditioned on an amendment to the repurchase facility and any related guaranty agreement on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance our assets under a new repurchase facility on favorable terms or at all, our financial condition, results of operations and cash flows could be adversely affected.

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
Our business is highly dependent on information systems. Any failure or interruption of these systems could cause delays or other problems in our trading activities, which could have a material adverse effect on our financial results and negatively affect the market price of our common stock or warrants and our ability to pay dividends to stockholders.
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
We engage in hedging transactions intended to hedge various risks to our portfolio, including the exposure to adverse changes in interest rates. Our hedging activity varies in scope based on, among other things, the level and volatility of interest rates, the type of assets held and other changing market conditions. Although these transactions are intended to reduce our exposure to various risks, hedging may fail to protect or could adversely affect us because, among other things:

•	hedging can be expensive, particularly during periods of volatile or rapidly changing interest rates;

•	available hedges may not correspond directly with the risks for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the amount of income that a REIT may earn from certain hedging transactions (other than through our TRSs) is limited by U.S. federal income tax provisions governing REITs;

•	the credit quality of a hedging counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the hedging counterparty may default on its obligation to pay.
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
There are risks related to our plan to securitize prime nonconforming residential mortgage loans.
Our plan to have a subsidiary securitize prime nonconforming residential mortgage loans is subject to many of the same risks as those related to our other target assets, including risks related to changes in interest rates, economic factors in general, prepayment speeds, default risks and risks related to hedging strategies. However, our plan to purchase and securitize these loans subjects us to additional risks as well. Mortgage loans we intend to securitize will be subject to additional risks under repurchase agreements. We intend to finance the prime nonconforming residential mortgage loans that we acquire with repurchase agreements, including the Barclays Facility, prior to the planned securitization. Repurchase agreements for newly originated mortgage loans specify in detail the characteristics of eligible mortgages which may be financed under the repurchase agreements, and those specified characteristics are different than those contained in the repurchase facilities we use to finance our other target assets. Many of the events which could cause the mortgage loans to become ineligible are not within our sole control. If the mortgage loans we acquire become ineligible to be financed under these facilities, we may be subject to less favorable advance rates, or haircuts, under the repurchase facilities, or we may be required to repurchase the ineligible mortgages on short notice. If that occurs, we will have to use additional capital to hold these mortgage loans, which will reduce the capital available to invest in our other target assets such as Agency RMBS and Non-Agency RMBS.
We may not be able to acquire targeted prime nonconforming residential mortgage loans.
The success of our securitization program will depend upon sourcing a large volume of desirable prime nonconforming residential loans. We may be unable to do so for many reasons. We may be unable to locate originators that are able to originate mortgage loans that meet our standards, and those originators may decline to sell us those mortgage loans. Competition for the loans may drive down supply or drive up prices, making it uneconomical to purchase the loans. General economic factors, such as recession, declining home values, unemployment and high interest rates, may limit the supply of available loans. As a result, we may incur additional costs to acquire a sufficient volume of mortgage loans or be unable to acquire mortgage loans at a reasonable price. If we cannot source an adequate volume of desirable loans, our securitization program may be unprofitable, and we may hold individual loans for long periods, increasing our exposure to the credit of the borrowers and requiring capital that might be better used elsewhere in our business.
Our Manager has not previously completed a securitization or acquired newly originated mortgage loans.
Our manager, PRCM Advisers, has not previously completed a securitization or acquired newly originated mortgage loans. Through the use of existing resources within Pine River, the addition of new staff and the use of outside advisers, we believe that PRCM Advisers has sufficient experience to conduct our securitization program. Nonetheless, this is a new business for us, and there can be no assurance that we will be able to implement our securitization program successfully, or at all.
Market conditions and other factors may affect our ability to securitize prime nonconforming mortgage loans.
Our ability to complete a securitization of prime nonconforming mortgage loans will be affected by a number of factors, including:

•	conditions in the securities markets, generally;

•	conditions in the asset-backed securities markets, specifically;

•	yields of our portfolio of prime nonconforming mortgage loans;

•	the credit quality of our portfolio of prime nonconforming mortgage loans; and

•	our ability to obtain any necessary credit enhancement.
In recent years, the asset-backed securitization markets have experienced unprecedented disruptions, and securitization volumes have decreased sharply. Recent conditions in the securitization markets include reduced liquidity, increased risk premiums for issuers, reduced investor demand, financial distress among financial guaranty insurance providers, and a general tightening of credit. These conditions, which may increase our cost of funding, and may reduce or even eliminate our access to the securitization market, may continue or worsen in the future. As a result, these conditions may lead us to be unable to sell securities in the asset-backed securities market. Further, our repurchase facilities may not be adequate to fund our mortgage purchasing activities until such disruptions in the securitization markets subside. Further or continued disruptions in this market or any adverse change or delay in our ability to access the market could have a material adverse effect on our financial position, liquidity and results of operations. Low investor demand for asset-backed securities could force us to hold prime nonconforming mortgage loans until investor demand improves, but our capacity to hold such mortgage loans is not unlimited. Continuing adverse market conditions could also result in increased costs and reduced margins earned in connection with our planned securitization transactions.
Our ability to execute securitizations of prime nonconforming mortgage loans could be delayed, limited, or precluded by legislative and regulatory reforms applicable to asset-backed securities and the institutions that sponsor, service, rate, or otherwise participate in, or contribute to, the successful execution of a securitization transaction. Other factors could also limit, delay, or preclude our ability to execute securitization transactions. These legislative, regulatory, and other factors could also reduce the returns we would otherwise expect to earn in connection with securitization transactions.
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
The independent third party mortgage brokers and lenders through which we plan to obtain prime nonconforming mortgage loans are subject to strict and evolving consumer protection laws and other legal obligations. While these laws may not explicitly hold us responsible for the legal violations of these third parties, federal and state agencies and private litigants have increasingly sought to impose such liability. In addition, various regulators and plaintiffs' lawyers have sought to hold assignees of mortgage loans liable for the alleged violations of the originating lender under theories of express or implied assignee liability. Accordingly, we may be subject to fines, penalties or civil liability based upon the conduct of independent mortgage brokers or originating lenders from whom we acquire mortgage loans.
The purchase of residential mortgage loans in the secondary market requires us, in some circumstances, to maintain certain licenses and failure to maintain those licenses may adversely affect our securitization program.
The purchase of residential mortgage loans in the secondary market, in some circumstances, requires us to maintain certain licenses. In connection with these licenses we are required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that we will be able to satisfy those requirements on an ongoing basis. Our failure to maintain required licenses may affect our planned securitization and could harm our business and expose us to penalties or other claims.
We may not be able to fully lease our residential real properties or lease them at rates that allow us to generate a profit.
Our ability to lease our residential real properties will be subject to many factors, including supply and demand, unemployment rates, general economic conditions and other factors that may be unique to a geographic region. We may not be able to fully lease our residential real properties at all times or lease them at rates that allow us to generate a profit. Additionally, when leases on these properties expire or the properties otherwise become vacant, we will be subject to then-applicable market conditions, which may not be as favorable.
Short-term leases of residential property may expose us to the effects of declining market rents.
We anticipate substantially all of our leases for residential real properties will be of a relatively short duration. As these leases generally permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be impacted by declines in market rents more quickly than if our leases were for longer terms.
Difficulties of selling residential real properties could limit our flexibility.
If we decide to dispose of a significant portion our planned portfolio of residential real properties, we may encounter difficulty in finding buyers in a timely manner as real estate investments generally cannot be disposed of quickly, especially when market conditions are poor. These factors may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and may also limit our ability to utilize sales proceeds as a source of liquidity, which would adversely affect our ability to make distributions to stockholders or repay debt.

Competition could limit our ability to lease residential real property or increase or maintain rental income.
There are numerous housing alternatives which we anticipate will compete with our residential real property in attracting tenants. We anticipate our properties will compete directly with multifamily properties as well as condominiums and other single family homes which are available for rent or purchase in the markets in which our properties will be located. This competitive environment could have a material adverse effect on our ability to lease our residential real property as well as on the rents we may charge.
REIT limitations may affect our ability to dispose of our residential real property portfolio.
The provisions of the Internal Revenue Code relating to REITs may limit our ability to sell properties at a profit without incurring unfavorable tax consequences. Generally, sales of property within two years of acquisition, and sale of multiple properties within one year, may result in the gains from such sales being subject to 100% taxation.

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
We are subject to conflicts of interest arising out of our relationship with Pine River and its affiliates, including PRCM Advisers. PRCM Advisers is wholly-owned by Pine River. Each of Brian Taylor (the Chairman of Two Harbors' Board of Directors), Thomas Siering (a Director, and the Chief Executive Officer and President of Two Harbors), Steven Kuhn (the Co-Chief Investment Officer of Two Harbors), and Timothy O'Brien (the General Counsel and Secretary of Two Harbors) is a partner and owner of equity interests in Pine River. All of our other executive officers are employees or partners of Pine River. In addition, Mark Ein (the non-executive Vice Chairman of Two Harbors' Board of Directors) owns an interest in CLA Founders LLC, which, in consideration for services to be provided to PRCM Advisers under a sub-management agreement, is entitled to receive a percentage of the management fee earned by PRCM Advisers, and an affiliate of his is an investor in a private fund for which Pine River serves as investment manager. As a result, the management agreement with PRCM Advisers was negotiated between related parties, and its terms, including fees payable to PRCM Advisers, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with PRCM Advisers.
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
We depend on PRCM Advisers' access, through a shared facilities and services agreement, to the investment professionals and principals of Pine River and the information and origination opportunities generated by Pine River's investment professionals and principals during the normal course of their investment and portfolio management activities. These investment professionals and principals evaluate, negotiate, structure, close and monitor our investments and our financing activities and we depend on their continued service. The departure of a significant number of the investment professionals or principals of Pine River could have a material adverse effect on our ability to achieve our investment objectives. In addition, we cannot assure you that PRCM Advisers will remain as Two Harbors' manager or that we will continue to have access to Pine River's investment professionals or principals or its information and asset origination opportunities.
Our board of directors has approved very broad investment guidelines for Two Harbors and will not review or approve each investment decision made by PRCM Advisers.
Our board of directors periodically reviews and updates our investment guidelines and also reviews our investment portfolio but does not review or approve specific investments. PRCM Advisers has great latitude within the broad parameters of the investment guidelines set by our board of directors in determining our investments and investment strategies, which could result in investment returns that are substantially below expectations or that result in material losses.
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

Additionally, upon a termination by Two Harbors without cause (or upon a termination by PRCM Advisers due to our material breach), the management agreement requires us to pay PRCM Advisers a termination payment equal to three times the sum of the average annual base management fee received by PRCM Advisers during the 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter. This provision increases the effective cost to us of terminating our relationship with PRCM Advisers, even if we believe that PRCM Advisers' performance is not satisfactory.
The liability of PRCM Advisers and Pine River is limited under the management agreement, and we have agreed to indemnify PRCM Advisers and its affiliates and advisers, including Pine River, against certain liabilities. As a result, we could experience poor performance or losses for which PRCM Advisers and Pine River would not be liable.
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
The U.S. Government, through the Federal Reserve, the Federal Housing Administration, or FHA, and the Federal Deposit Insurance Corporation, or FDIC, has implemented a number of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures, including the Home Affordable Modification Program, or HAMP, which seeks to provide relief to homeowners whose mortgages are in foreclosure, and Home Affordable Refinance

Program, or HARP, which allows certain borrowers who are underwater in their mortgage but current on their mortgage payments to refinance their loans. These programs and other loss mitigation programs may involve, among other things, the modification or refinancing of mortgage loans to reduce the principal amount of the loans, reduction in the rate of interest payable on the loans, and extend the payment terms of the loans. Loan modifications may lead to fewer foreclosures and reduce the losses on non-Agency RMBS arising from foreclosures, however loan modifications and refinancings may also result in significant reductions in cash flows to the holders of the RMBS. We attempt to factor in the likelihood and potential consequences of loan modification and refinancing programs in making our investment decisions, however we cannot assure you that our analysis will be correct. As a result, loan modification and refinancing programs, as well as future legislative or regulatory actions that result in the modification or refinancing of outstanding mortgage loans, may adversely affect the value of, and the returns on, our assets.
The value of our RMBS may be adversely affected by deficiencies in servicing and foreclosure practices, as well as related delays in the foreclosure process.
Allegations of deficiencies in servicing and foreclosure practices among several large sellers and servicers of residential mortgage loans that surfaced in 2010 raised various concerns relating to such practices, including the improper execution of the documents used in foreclosure proceedings (so-called “robo signing”), inadequate documentation of transfers and registrations of mortgages and  assignments of loans, improper modifications of loans, violations of representations and warranties at the date of securitization and failure to enforce put-backs.
 As a result of alleged deficiencies in foreclosure practices, a number of servicers temporarily suspended foreclosure proceedings beginning in the second half of 2010 while they evaluated their foreclosure practices. In late 2010, a group of state attorneys general and state bank and mortgage regulators representing nearly all 50 states and the District of Columbia, along with the U.S. Justice Department and the Department of Housing and Urban Development, began an investigation into foreclosure practices of banks and servicers.  The investigations and lawsuits by several state attorneys general lead to a proposed settlement agreement in early February 2012 with five of the nation's largest banks, pursuant to which the banks agreed to pay more than $25 billion to settle claims relating to improper foreclosure practices. The proposed settlement does not prohibit the states, the federal government, individuals or investors in RMBS from pursuing additional actions against the banks and servicers in the future.
 The integrity of the servicing and foreclosure processes are critical to the value of the mortgage loan portfolios underlying our RMBS, and our financial results could be adversely affected by deficiencies in the conduct of those processes. For example, delays in the foreclosure process that have resulted from investigations into improper servicing practices may adversely affect the values of, and our losses on, our non-Agency RMBS. Foreclosure delays may also increase the administrative expenses of the securitization trusts for the non-Agency RMBS, thereby reducing the amount of funds available for distribution to investors. In addition, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of credit support available for the senior classes we own, thus possibly adversely affecting these securities.  Additionally, a substantial portion of the proposed $25 billion settlement is intended to be a “credit” to the banks and servicers for principal write-downs or reductions they may make to certain mortgages underlying RMBS. There remains considerable uncertainty as to how these principal reductions will work and what effect they will have on the value of related RMBS; as a result, there can be no assurance that any such principal reductions will not adversely affect the value of certain of our RMBS.
While we believe that the sellers and servicers would be in violation of their servicing contracts to the extent that they have improperly serviced mortgage loans or improperly executed documents in foreclosure or bankruptcy proceedings, or do not comply with the terms of servicing contracts when deciding whether to apply principal reductions, it may be difficult, expensive, and time consuming for us to enforce our contractual rights. We continue to monitor and review the issues raised by the alleged improper foreclosure practices. While we cannot predict exactly how the servicing and foreclosure matters or the resulting litigation or settlement agreements will affect our business, there can be no assurance that these matters will not have an adverse impact on our results of operations and financial condition.

Risks Related to Two Harbors' Organization and Structure
Certain provisions of Maryland law could inhibit changes in control.
Certain provisions of the MGCL, may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares.
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
We operate in a manner that will enable us to qualify as a REIT and have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2009. We have not requested and do not intend to request a ruling from the Internal Revenue Service (the “IRS”) that we qualify as a REIT. The U.S. federal income tax laws governing REITs and the asset they hold are complex, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To continue to qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and income, the ownership of our outstanding shares, and the amount of our distributions. Moreover, new legislation, court decisions, administrative guidance or actions by federal agencies or others to modify or re-characterize our assets, as a whole or in part, as other than real estate assets, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we intend to operate so that we qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.
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
Although our use of TRSs may be able to partially mitigate the impact of meeting the requirements for qualification as a REIT, our ownership of and relationship with our TRSs is limited and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. Other than certain activities relating to lodging and healthcare facilities, a TRS generally may engage in any business and may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Overall, no more than 25% of the value of a REIT's assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.
Our TRSs will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to Two Harbors but are not required to be distributed to Two Harbors. We anticipate that the aggregate value of the securities of our TRSs will be less than 25% of the value of our total assets (including our TRS securities). Furthermore, we intend to monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we will review all of our transactions with TRSs to ensure that they are entered into on arm's-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation or to avoid application of the 100% excise tax discussed above.
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
REIT limitations may affect our ability to dispose of our residential real property portfolio.
The provisions of the Internal Revenue Code relating to REITs may limit our ability to sell properties at a profit without incurring unfavorable tax consequences. Generally, sales of property within two years of acquisition, and sale of multiple properties within one year, may result in the gains from such sales being subject to 100% taxation.

Risks Related to Our Securities
Future issuances and sales of shares of our common stock may depress the market price of our common stock or warrants or have adverse consequences for our stockholders or warrantholders.
Our charter provides that we may issue up to 450,000,000 shares of common stock. As of December 31, 2011, 140,596,708 shares of common stock were issued and outstanding and 33,249,000 warrants to purchase up to 33,249,000 shares of common stock were issued and outstanding. Our 2009 equity incentive plan provides for grants of restricted common stock and other equity-based awards, subject to a ceiling of 200,000 shares available for issuance under the plan. As of December 31, 2011, we have granted an aggregate of 78,372 shares of restricted common stock to our independent directors pursuant to the 2009 equity incentive plan, of which 26,925 shares have vested and 51,447 shares remain subject to vesting restrictions.

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
Outstanding redeemable warrants to purchase an aggregate of 33,249,000 shares of our common stock (issued in connection with the conversion, pursuant to the merger, of the Capitol warrants issued in Capitol's initial public offering) and warrants to purchase an aggregate of 7,000,000 shares of common stock (issued in connection with the conversion, pursuant to the merger, of the warrants sold to Capitol's officers, directors and stockholders prior to Capitol's initial public offering simultaneously with the consummation of such initial public offering) are currently exercisable at an exercise price of $11.00 per share. The warrant exercise price may be lowered under certain circumstances, including, among others, in our sole discretion at any time prior to the expiration date of the warrants for a period of not less than ten business days; provided, however, that any such reduction shall be identical in percentage terms among all of the warrants. These warrants likely will be exercised if the market price of the shares of our common stock equals or exceeds the warrant exercise price. Therefore, as long as warrants remain outstanding, there will be a drag on any increase in the price of our common stock in excess of the warrant exercise price. To the extent such warrants are exercised, additional shares of our common stock will be issued, which would dilute the ownership of existing stockholders. Further, if these warrants are exercised at any time in the future at a price lower than the book value per share of our common stock, existing stockholders could suffer substantial dilution of their investment, which dilution could increase in the event the warrant exercise price is lowered. Additionally, if we were to lower the exercise price in the near future, the likelihood of this dilution could be accelerated.
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
Our inability to use Form S-3 until at least early October 2012 will impact our ability to access the capital markets quickly during that time period.
Under applicable rules, an issuer is not eligible to use a Form S-3 registration statement to offer and sell securities in a public offering unless it has timely filed all periodic and other reports required to be filed under the Exchange Act during the twelve months and any portion of a calendar month immediately preceding (a) the filing of a Form S-3 registration statement and (b) after the initial filing of the Form S-3 registration statement, the date that the issuer files its annual report on Form 10-K. In early October 2011, we filed a Form 8-K to report the appointment of our new Chief Financial Officer after the mid-September 2011 deadline for that filing. As a result of this late Form 8-K filing, we will not be eligible to use our currently effective shelf registration statement on Form S-3 (or file a new Form S-3 registration statement) to conduct public offerings from the date that we file this Form 10-K, until at least early October 2012. Our ineligibility to use Form S-3 during this time period will impact our ability to access capital markets quickly as we will need to file a registration statement on Form S-11 to register any proposed public offering and then wait for the SEC to declare any such Form S-11 registration statement effective before we may price any such proposed public offering.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our executive and administrative office is located at 601 Carlson Parkway, Suite 150, Minnetonka, Minnesota 55305, telephone (612) 629-2500. We lease 4,836 square feet of office space pursuant to a lease that expires in May 2016. We also utilize an office at 590 Madison Avenue, Suite 3703, New York, NY 10021, which primarily supports our investment operations. We share the New York office space with Pine River in accordance with the shared facilities and services agreement between PRCM Advisers and Pine River.

Item 3. Legal Proceedings
As of the date of this filing, we are not party to any litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information
Our common stock is listed on the NYSE and our warrants are listed on the NYSE Amex under the symbols “TWO” and “TWO.WS,” respectively. As of the date of this filing, 214,205,349 shares of common stock and 33,249,000 warrants were issued and outstanding.
The following table shows the high and low sales prices for our common stock and warrants as reported on the NYSE and the NYSE Amex during the calendar years ended December 31, 2011 and December 31, 2010:

Quarter Ended	Common Stock		Warrants
2011	High	Low	High	Low
December 31	$9.78	$7.72	$0.24	$0.07
September 30	$11.06	$8.68	$0.45	$0.18
June 30	$10.89	$9.92	$0.44	$0.30
March 31	$11.51	$9.60	$0.54	$0.20
2010
December 31	$10.35	$8.85	$0.28	$0.10
September 30	$9.41	$8.13	$0.39	$0.10
June 30	$9.32	$8.00	$0.30	$0.15
March 31	$10.23	$8.71	$0.50	$0.25

Holders
As of February 21, 2012, we had 78 registered holders and approximately 53,624 beneficial owners of our common stock, and we had 13 registered holders and approximately 330 beneficial owners of our warrants. Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

Dividends
On December 14, 2011, we declared dividends to common stockholders totaling $56.2 million, or $0.40 per share. The following table presents cash dividends declared on our common stock from October 28, 2009 through December 31, 2011:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 14, 2011	December 27, 2011	January 20, 2012	$0.40
September 14, 2011	September 26, 2011	October 20, 2011	$0.40
June 14, 2011	June 24, 2011	July 20, 2011	$0.40
March 2, 2011	March 14, 2011	April 14, 2011	$0.40
December 8, 2010	December 17, 2010	January 20, 2011	$0.40
September 13, 2010	September 30, 2010	October 21, 2010	$0.39
June 14, 2010	June 30, 2010	July 22, 2010	$0.33
March 12, 2010	March 31, 2010	April 23, 2010	$0.36
December 21, 2009	December 31, 2009	January 26, 2010	$0.26

All dividend distributions are made with the authorization of the board of directors at its discretion and will depend on such items as our REIT taxable earnings, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on our common stock. We intend to pay quarterly dividends and intend to distribute to our stockholders as dividends at least 90% of our REIT taxable income.

We have not established a minimum distribution level for our common stock. See Item 1A, “Risk Factors,” and Item 7, “Management's Discussion and Analysis of Financial Conditions and Results of Operations,” of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends at the same level in 2012 and thereafter.
Our stock transfer agent and registrar is Computershare. Requests for information from Computershare can be sent to Computershare, P.O. Box 3580160, Pittsburgh, PA 15252-8010 and their telephone number is 1-800-851-9677.

Securities Authorized for Issuance under Equity Compensation Plans
We adopted our 2009 equity incentive plan to provide incentive compensation to attract and retain qualified directors, officers, advisers, consultants and other personnel, including PRCM Advisers and affiliates and personnel of PRCM Advisers and its affiliates, and any joint venture affiliates of ours. The 2009 equity incentive plan is administered by the compensation committee of our board of directors. The 2009 equity incentive plan permits the granting of restricted shares of common stock, phantom shares, dividend equivalent rights and other equity-based awards. For a detailed description of the 2009 equity incentive plan, see Note 14 - Equity Incentive Plan of the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.
The following table presents certain information about our equity compensation plan as of December 31, 2011:

	December 31, 2011
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	—	$—	121,628
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	121,628

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 5, 2011, our Board of Directors authorized a Share Repurchase Program, which allows us to repurchase up to 10,000,000 shares of our common stock. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject a variety of factors, including market conditions and applicable U.S. Securities and Exchange Commission rules. We did not repurchase any of our shares during the year ended December 31, 2011.

Performance Graph
The following graph compares the stockholder's cumulative total return, assuming $100 invested at October 28, 2009 (the date of our merger), with all reinvestment of dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor's 500 Stock Index (“S&P 500”); (iii) the stocks included in the NAREIT Mortgage REIT Index; and (iv) the stocks included in the Pine River Mortgage REIT Index. Also included for comparison is the Two Harbors REIT peer group, a peer group selected and used in the prior year's Form 10-K, comprised of American Capital Agency Corp., Annaly Capital Management, Inc., Anworth Mortgage Asset Corporation, Capstead Mortgage Corporation, Chimera Investment Corporation, Cypress Sharpridge Investments, Inc., Hatteras Financial Corp., Invesco Mortgage Capital Inc., MFA Financial, Inc., PennyMac Mortgage Investment Trust, and Redwood Trust, Inc. In future filings, we will discontinue the use of the peer group and use the Pine River Mortgage REIT Index, as it is a published and recognized index that is representative of our peers and updated on a continuous basis.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Two Harbors Investment Corp., S&P 500, NAREIT Mortgage
REIT Index, Pine River Mortgage REIT Index, and Two Harbors REIT Peer Group

Item 6. Selected Financial Data
Our selected financial data set forth below should be read in conjunction with our consolidated financial statements and the accompanying notes included under Item 8 of this Annual Report on Form 10-K. Certain amounts for prior periods have been reclassified to conform to the 2011 presentation.

	At or for the Years Ended				At or for the Period from June 26, 2007 (inception) through December 31, 2007(1)
(in thousands, except share data)	December 31,
Income Statement Data:	2011	2010	2009 (1)	2008 (1)
Interest income:
Available-for-sale securities	$197,126	$39,844	$2,796	$—	$—
Trading securities	4,159	170	—	—	—
Mortgage loans held-for-sale	2
Cash and cash equivalents	347	107	70	4,443	1,474
Total interest income	201,634	40,121	2,866	4,443	1,474
Interest expense	22,709	4,421	131	—	—
Net interest income	178,925	35,700	2,735	4,443	1,474
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(5,102)	—	—	—	—
Non-credit portion of loss recognized in other comprehensive income (loss)	—	—	—	—	—
Net other-than-temporary credit impairment losses	(5,102)	—	—	—	—
Other income:
Gain on investment securities, net	36,520	6,127	336	—	—
(Loss) gain on interest rate swap agreements	(86,769)	(6,344)	364	—	—
Gain on other derivative instruments	26,755	7,156	—	—	—
Total other income	(23,494)	6,939	700	—	—
Expenses:
Management fees	14,241	2,989	326	—	—
Other operating expenses	9,762	4,578	12,171	1,060	141
Total expenses	24,003	7,567	12,497	1,060	141
Income (loss) before income taxes	126,326	35,072	(9,062)	3,383	1,333
Benefit from (provision for) income taxes	1,106	683	318	(1,088)	(618)
Net income (loss)	127,432	35,755	(8,744)	2,295	715
Accretion of Trust Account income relating to common stock subject to possible conversion	—	—	(93)	(236)	—
Net income (loss) attributable to common stockholders	$127,432	$35,755	$(8,837)	$2,059	$715
Basic and diluted earnings (loss) per weighted average common share	$1.29	$1.60	$(0.39)	$0.08	$0.06
Dividends declared per common share	$1.60	$1.48	$0.26	$—	$—
Basic and diluted weighted average number of shares of common stock	98,826,868	22,381,683	22,941,728	24,936,558	11,602,789

Balance Sheet Data:
Available-for-sale securities	$6,249,252	$1,354,405	$494,465	$—	$—
Total assets	$8,100,384	$1,797,432	$538,366	$262,095	$260,304
Repurchase agreements	$6,660,148	$1,169,803	$411,893	$—	$—
Total stockholders' equity	$1,270,086	$382,448	$121,721	$184,162	$182,103
____________________

(1)
Capitol, the accounting acquirer in the merger completed on October 28, 2009, was formed on June 26, 2007 as a development stage company. As such, our results of operations are presented for only the periods set forth above. Comparability of the financial data is affected by the merger with Capitol.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

General
We are a Maryland corporation focused on investing in, financing and managing residential mortgage-backed securities, or RMBS, residential mortgage loans, residential real properties and other financial assets. We operate as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code.
We are externally managed by PRCM Advisers LLC. PRCM Advisers is a wholly-owned subsidiary of Pine River Capital Management L.P., which we refer to as Pine River, a global multi-strategy asset management firm with an established track record of investing in our target assets and fixed income securities.
In 2011, we began setting up a securitization issuance program by partnering with Barclays to close on a $100 million mortgage loan warehouse facility, subject to future increase. The Barclays facility will be used to aggregate prime nonconforming residential mortgage loans that we will acquire from select mortgage loan originators and secondary market institutions with whom we have chosen to build strategic relationships, including those with a nationwide presence. We are targeting a $250 million deal size for our initial securitization, with Barclays Capital acting as underwriter. As of December 31, 2011, we had purchased $5.8 million in mortgage loan assets, but have not established the securitization program as a distinct operational business segment. As we anticipated, our initiatives in 2011 focused on establishing our underwriting guidelines and originator relationships, addressing regulatory requirements and building an infrastructure to support a sustainable program.
In the first quarter of 2012, as part of the on-going diversification of our business model, we began acquiring residential real properties in certain metropolitan areas across the United States. We intend to hold the properties for investment and rent them for income.
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

•	Non-Agency RMBS, meaning RMBS that are not issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac;

•	Residential mortgage loans;

•	Residential real properties; and

•	Other financial assets comprising approximately 5% to 10% of the portfolio.

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
During the year ended December 31, 2011, we experienced two contrasting shifts in asset allocation. Subsequent to our common stock offering completed in March 2011, the Agency sector presented compelling opportunities. Specifically, we believed 15-year Agency lower loan balance and discount pools presented attractive risk-adjusted returns. As a result, we shifted our asset allocation toward Agency RMBS from 75.6% at December 31, 2010 to 82.3% at March 31, 2011 and continued to acquire Agency RMBS, which we believed presented low and stable prepayment profiles, into the second quarter of 2011. Contrasting this Agency RMBS allocation focus in June 2011, we perceived a significant technical supply-side shift in the non-Agency RMBS market, which we believed presented appealing risk-adjusted returns. As a result, our asset allocation focus shifted back toward non-Agency RMBS as we continued to deploy capital raised in the May and July 2011 common stock offerings.

The following table provides the RMBS asset allocation between Agency and non-Agency RMBS as of December 31, 2011 and the four immediately preceding period ends:

	As of
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Agency RMBS (1)	81.3%	80.9%	83.7%	82.3%	75.6%
Non-Agency RMBS	18.7%	19.1%	16.3%	17.7%	24.4%
____________________

(1)	Agency RMBS includes inverse interest-only securities which are classified as derivatives for purposes of U.S. GAAP.

As our RMBS asset allocation shifts, our annualized yields and cost of financing shifts. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts; for example, uncertainty of faster prepayments, extension risk and credit events.
The following table provides the average annualized yield on our Agency and non-Agency RMBS for the three months ended December 31, 2011, and the four immediately preceding quarters:

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Average annualized yields (1)
Agency RMBS (2)	3.5%	4.3%	4.7%	3.9%	3.8%
Non-Agency RMBS	9.7%	9.8%	8.8%	9.7%	11.4%
Aggregate RMBS	4.8%	5.5%	5.4%	5.2%	5.8%
Cost of financing (3)	1.0%	1.3%	1.3%	1.4%	1.2%
Net interest spread	3.8%	4.2%	4.1%	3.8%	4.6%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Agency RMBS includes inverse interest-only securities which are classified as derivatives under U.S. GAAP.

(3)	Cost of financing includes swap interest rate spread.

The following table provides the average annualized yield on our Agency and non-Agency RMBS as of December 31, 2011, and the four immediately preceding period ends:

	As of
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Average annualized yields (1)
Agency RMBS (2)	3.3%	3.4%	3.9%	3.9%	3.6%
Non-Agency RMBS	9.7%	9.6%	9.2%	9.7%	10.7%
Aggregate RMBS	4.7%	4.7%	4.8%	5.2%	5.2%
Cost of financing (3)	1.0%	1.3%	1.3%	1.4%	1.2%
Net interest spread	3.7%	3.4%	3.5%	3.8%	4.0%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Agency RMBS includes inverse interest-only securities which are classified as derivatives for purposes of U.S. GAAP.

(3)	Cost of financing includes swap interest rate spread.

We seek to deploy moderate leverage as part of our investment strategy. We generally finance our RMBS assets through short-term borrowings structured as repurchase agreements. Our Agency RMBS and Agency derivatives, given their liquidity and high credit quality, are eligible for higher levels of leverage, while non-Agency RMBS, with less liquidity and exposure to credit risk, utilize lower levels of leverage. We also finance our U.S. Treasuries, which we hold for trading purposes, and our mortgage loans. We believe the debt-to-equity ratio funding our RMBS, Agency derivatives and residential mortgage loans is the most meaningful leverage measure as U.S. Treasuries are viewed to be highly liquid in nature. As a result, our debt-to-equity ratio is determined by our RMBS portfolio mix as well as many additional factors, including the liquidity of our portfolio, the sustainability and price of our financing, diversification of our counterparties and their available capacity to finance our RMBS assets, and anticipated regulatory developments. Over the past several quarterly periods, we have generally maintained a debt-to-equity ratio range of 3.0 to 5.0 times to finance our RMBS, Agency derivatives and mortgage loans, on a fully deployed capital basis. The range has been driven by our relatively stable asset allocation between Agency and non-Agency RMBS, as disclosed above. See the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Repurchase Agreements" section for further discussion.
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
We have elected to be treated as a REIT for U.S. federal income tax purposes. To qualify as a REIT we are required to meet certain investment and operating tests and annual distribution requirements. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders, do not participate in prohibited transactions and maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated certain of our subsidiaries as taxable REIT subsidiaries, or TRSs, as defined in the Code, to engage in such activities, and we may form additional TRSs in the future. We also operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act.

Overview
Our 2011 efforts were focused on three strategic objectives that we believe will position us for long term success.

•
Managing a portfolio of RMBS to generate attractive returns with balanced risks.  Our portfolio approach manages to a low level of interest rate exposure and focuses on positive prepayment upside. We operate a hybrid REIT model, diversifying our portfolio across Agency and non-Agency RMBS in combination with derivative hedging instruments. We believe this balanced risk within our portfolio is critical to providing an attractive return to our stockholders and our ability to adjust our allocations and deploy capital across sectors allow us to optimize portfolio results over time.

•
Growing our stockholder base and market capitalization to enhance stockholder liquidity and reduce operating expense ratios. During 2011, we transitioned our common stock to the NYSE and completed three common stock offerings, increasing our market capitalization to approximately $1.3 billion as of December 31, 2011. Proceeds from these offerings were deployed efficiently due to opportunities in the market, focusing on assets with attractive risk-adjusted returns. By doing so, we achieved a corresponding increase in daily trading volume, further diversity in stockholder base, and a lower expense ratio as a percentage of equity.

•
Diversify our business into residential mortgage loans and other real estate assets. In 2011, we took the first step in diversifying our business, leveraging our strength in credit analysis, and announced our plan to establish a nonconforming mortgage loan securitization program. As of December 31, 2011, we had established the infrastructure for this program and purchased our first loans. Subsequent to year end, we announced a further diversification of our business model into acquisitions of residential real properties. We intend to hold the properties for investment and rent them for income. We are taking a measured approach as we diversify, keeping true to our strategic long-term plans and our core strengths.

Factors Affecting our Operating Results
Our net interest income includes income from our RMBS portfolio and will reflect the amortization of purchase premiums and accretion of purchase discounts. Net interest income will fluctuate primarily as a result of changes in market interest rates, our financing costs, and prepayment speeds on our assets. Interest rates, financing costs and prepayment rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results will also be affected by default rates and credit losses with respect to the mortgage loans underlying our non-Agency RMBS.

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

We follow the fair value hierarchy set forth above in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we will attempt to obtain Level 2 inputs, observable market prices in inactive markets or derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs and independent pricing service models to estimate fair value measurements. At December 31, 2011, approximately 92.6% of total assets, or $7.5 billion, and approximately 0.7% of total liabilities, or $49.1 million, consisted of financial instruments recorded at fair value. As of December 31, 2011, we had $16.9 million, or less than one percent, of total assets reported at fair value using Level 3 inputs. See Note 10 - Fair Value to the Consolidated Financial Statements, included in this Annual Report on Form 10-K, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.
A significant portion of our assets and liabilities are at fair value and, therefore, our consolidated balance sheet and income statement are significantly affected by fluctuations in market prices. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. Starting in 2007, markets for asset-backed securities, including RMBS, have experienced severe dislocations. While these market disruptions continue, our assets and liabilities will be subject to valuation adjustment as well as changes in the inputs we use to measure fair value.
For the year ended December 31, 2011, our unrealized fair value losses on interest rate swap and swaption agreements, which are accounted for as derivative trading instruments under GAAP, negatively affected our financial results while, for the year ended December 31, 2010, our unrealized fair value gains on interest rate swap and swaption agreements, positively affected our financial results. The change in fair value of the interest rate swaps was a result of changes to LIBOR, the swap curve, and corresponding counterparty borrowing rates during the year ended December 31, 2011. Our financial results for the year ended December 31, 2011 were positively affected by unrealized fair value gains on certain U.S. Treasuries classified as trading instruments due to their short-term investment objectives. In addition, our financial results for the year ended December 31, 2011 were negatively affected by certain other derivative instruments that were accounted for as trading derivative instruments, i.e., credit default swaps, TBAs and inverse interest-only securities. Any temporary change in the fair value of our available-for-sale securities is recorded as a component of accumulated other comprehensive income and does not impact our earnings.
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
Classification and Valuation of Investment Securities and Mortgage Loans Held-for-sale
Our RMBS investments consist primarily of Agency RMBS and non-Agency RMBS that we classify as available-for-sale. Our RMBS classified as available-for-sale are carried at their fair value, with changes in fair value recorded through accumulated other comprehensive income (loss), a component of stockholders' equity, rather than through earnings. We also hold U.S. Treasuries for trading purposes. Our trading securities are carried at estimated fair value with changes in fair value recorded as a component of net gain on investment securities in earnings. If our RMBS securities were also classified as trading securities, there could be substantially greater volatility in our earnings.
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
Our mortgage loans held-for-sale are carried at fair value as a result of a fair value option election, with changes in fair value recorded in earnings. Fair value is generally determined based on current secondary market pricing and cash flow models using market-based yield requirements.
The methods used by us to estimate fair value for investment securities and mortgage loans may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe that our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We use inputs that are current as of the measurement date, which in periods of market dislocation, may have reduced price transparency.
Interest Income Recognition
Our interest income on our Agency RMBS and non-Agency RMBS is accrued based on the actual coupon rate and the outstanding principal balance of such securities. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective yield method, as adjusted for actual prepayments. We estimate prepayments for our Agency interest-only securities, which represent our right to receive a specified portion of the contractual interest flows of specific Agency and collateralized mortgage obligations, or CMO, securities. As a result, if prepayments increase (or are expected to increase), we will accelerate the rate of amortization on the premiums. Conversely, if prepayments decrease (or are expected to decrease), we will decelerate the rate of amortization on the premiums.
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
Income Taxes
Our financial results are generally not expected to reflect provisions for current or deferred income taxes, except for those taxable benefits or provisions recognized by our taxable REIT subsidiary. We estimate, based on existence of sufficient evidence, the ability to realize the remainder of any deferred tax asset our TRSs recognize. Any adjustments to such estimates will be made in the period such determination is made. We plan to operate in a manner that will allow us to qualify for taxation as a REIT. As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal corporate level taxes. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income taxes.

Market Conditions and Outlook
The 2011 fiscal year produced a number of regulatory actions in an effort to stabilize economic conditions and increase liquidity in the financial markets. While not intended to be comprehensive, a few of the more notable regulatory and market events are the following:

•
In addition to the ongoing debt problems in Europe, the marketplace experienced sizable uncertainty including the political standoff and ultimate signing of the debt ceiling bill by President Obama, S&P's downgrade of the U.S. credit rating, the Federal Reserve's announcement that it would keep interest rates near zero at least for the next two years, the Federal Reserve's September announcement of Operation Twist, a policy that involves selling $400 billion in short-term U.S. Treasuries in exchange for the same amount of longer-term bonds, starting in October 2011 and ending in June 2012, the intent of which is to lower yields on long-term bonds and push down interest rates for mortgages and similar borrowings and the Federal Reserve's announcement that it would reinvest its principal paydowns from its RMBS holdings back into the Agency RMBS market to support the market for the near future.

•
In a February 2011 report released by the Department of Treasury and the Department of Housing and Urban Development, three paths were outlined to reform the GSEs, each of which could drastically change the landscape of the U.S. mortgage market. More recently, in January 2012, the Federal Reserve System released a white paper focused on the path toward restoring the health of the housing market and its necessity as part of a broader strategy for economic recovery. While these reforms could take several years to implement, we expect that there will be opportunities for RMBS investors over time as this develops.

•
In October 2011 the FHFA, along with Fannie Mae and Freddie Mac, announced a series of changes to the HARP program, or HARP 2.0, in an effort to attract more eligible borrowers who can benefit from refinancing their home mortgage. The new program enhancements include eliminating certain risk-based fees for borrowers, removing the 125 percent loan-to-value (LTV) ceiling, waiving certain representations and warranties, eliminating the need for new property appraisals where there is a reliable automated valuation model (AVM), and extending the end date for HARP until December 13, 2013. The program's objectives to provide an opportunity for responsible homeowners to refinance and encourage borrowers to continue paying on their loans will impact the prepayment speed on certain RMBS. The full impact of the program is yet to be determined, however, we anticipate our portfolio prepayment protection characteristics will be largely isolated from this program.

•
The FHA and the FDIC government programs, to provide homeowners with assistance in avoiding residential mortgage loan foreclosures, continue to be in effect, including HAMP and other programs. These homeowner assistance programs may involve the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) or the rate of interest payable on the loans, or may extend the payment terms of the loans. They may also allow for streamlined financing, thus increasing prepayments, or for a delay in foreclosures, thus potentially altering the timing and amount of cash flows to certain securities. In general, these homeowner assistance programs, as well as future legislative or regulatory actions, may affect the value of, and the returns on, our RMBS portfolio. To the extent that these programs are successful and fewer borrowers default on their mortgage obligations, the actual default rates realized on our non-Agency RMBS may be less than the default assumptions made by us at the purchase of such non-Agency RMBS. This could cause the realized yields on our non-Agency RMBS portfolio to be higher than expected at time of purchase. Conversely, if these programs lead to forced reductions in principal, certain RMBS could be affected and decrease in value.

The following table provides the weighted average CPR on our Agency RMBS throughout 2011:

	Three Months Ended
Agency RMBS	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(Ratios for the quarter have been annualized)
Weighted Average CPR	6.3%	5.0%	5.0%	5.6%

We expect that fiscal year 2012 will continue to see regulatory developments in an effort to stabilize economic conditions and increase liquidity in the financial markets. Additional actions that could impact the value of our RMBS, either positively or negatively, include attempts to streamline further the refinancing process to allow more borrowers to refinance into lower interest rate mortgage loans (see Obama's address in early January), a settlement with mortgage servicers by the State Attorneys General over improper foreclosure and servicing practices, further delays of the foreclosure process, the possibility of an REO to Rental program, and an expansion of the HAMP refinancing program to include borrowers whose loans are not in GSE pools. Any number of such programs could serve to the benefit or detriment of our portfolio for an undetermined period of time.
We believe our blended Agency and non-Agency strategies and our investing expertise will allow us to better navigate the dynamic characteristics of the RMBS environment while GSE reform and any other future regulatory efforts take shape. Having a diversified portfolio allows us to mitigate risks, including the volatility and impacts generated by uncertainty in interest rates and changes in prepayments, home prices and homeowner default rates.
We expect that the majority of our assets will remain in whole-pool Agency RMBS in light of the long-term attractiveness of the asset class and in order to continue to satisfy the requirements of our exemption from registration under the 1940 Act. Interest-only Agency securities also provide a complementary investment and risk-management strategy to our principal and interest Agency RMBS investments. Risk-adjusted returns in our Agency RMBS portfolio may decline if we are required to pay higher purchase premiums due to lower interest rates or additional liquidity in the market.
The following table provides the carrying value of our RMBS portfolio by product type:

(dollars in thousands)	December 31, 2011		December 31, 2010
Agency
Fixed Rate	$4,821,479	77.2%	$746,957	55.1%
Hybrid ARMs	231,678	3.7%	269,512	19.9%
Total Agency	5,053,157	80.9%	1,016,469	75.0%
Non-Agency
Senior	933,462	14.9%	268,161	19.8%
Mezzanine	262,633	4.2%	69,775	5.2%
Total Non-Agency	1,196,095	19.1%	337,936	25.0%
Total	$6,249,252		$1,354,405

Prepayment speeds and volatility due to interest rates
We do not expect housing prices to fully stabilize in 2012 and this, combined with elevated unemployment rates and housing inventory increases, leads us to expect that there will not be a significant increase in prepayment speeds in 2012. However, given the low level of interest rates, the implementation of Operation Twist, and the announcement of HARP 2.0, the revamped Home Affordable Refinance Program, or other potential government programs, it is possible that prepayment speeds will increase on many RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio approach, including our security selection process, is well positioned to respond to a variety of market scenarios, including an overall faster prepayment environment.
Although we are unable to predict the movement in interest rates for the remainder of 2012 and beyond, our blended Agency and non-Agency portfolio strategy is intended to generate attractive yields with a low level of sensitivity to yield curve, prepayments and interest rate cycles.
Our Agency RMBS portfolio is subject to inherent prepayment risk: generally, a decline in interest rates that leads to rising prepayment speeds will cause the market value of our interest-only securities to deteriorate, but will cause the market value of our fixed coupon Agency pools to increase. The inverse relationship occurs when interest rates increase and prepayments slow. Our portfolio includes Agency securities, which includes bonds with explicit prepayment protection, low loan balances (securities collateralized by loans of less than $175,000 in principal), high LTV ratios (securities collateralized by loans with greater or equal to 80% LTV), home equity conversion mortgages (securities collateralized by reverse mortgages), and seasoned bonds reflecting less prepayment risk due to previously experienced high levels of refinancing. We believe these bond characteristics reduce the prepayment risk to the portfolio.
The following tables provide the carrying value of our Agency RMBS portfolio by vintage and prepayment protection:

	As of December 31, 2011
(dollars in thousands)	Fixed Rate	Hybrid ARMs	Total Agency RMBS
Lower loan balances	$2,759,091	$—	$2,759,091	55%
Home equity conversion mortgages	939,738	—	939,738	19%
Seasoned (2005 and prior vintages)	346,624	146,826	493,450	10%
Pre-pay lock-out or penalty-based	266,456	34,826	301,282	6%
High LTV	211,312	—	211,312	4%
2006 and subsequent vintages - Discount	174,935	—	174,935	3%
2006 and subsequent vintages	123,323	50,026	173,349	3%
Total	$4,821,479	$231,678	$5,053,157	100%

	As of December 31, 2010
(dollars in thousands)	Fixed Rate	Hybrid ARMs	Total Agency RMBS
Lower loan balances	$418,978	$—	$418,978	41%
Seasoned (2005 and prior vintages)	136,872	162,737	299,609	29%
Pre-pay lock-out or penalty-based	163,294	46,447	209,741	21%
2006 and subsequent vintages - Discount	6,113	60,328	66,441	7%
2006 and subsequent vintages	21,700	—	21,700	2%
Total	$746,957	$269,512	$1,016,469	100%

We offset a portion of the Agency exposure to prepayment speeds through our non-Agency portfolio. Our non-Agency RMBS yields are expected to increase if prepayment rates on such assets exceed our prepayment assumptions. To the extent that prepayment speeds increase due to macroeconomic factors, we expect to benefit from the ability to recognize the income from the heavily discounted RMBS prices that principally arose from credit or payment default expectations.

The following tables provide discount information on our non-Agency RMBS portfolio:

	As of December 31, 2011
(in thousands)	Senior	Mezzanine	Total
Face Value	$2,116,062	$551,867	$2,667,929
Unamortized discount
Designated credit reserve	(663,890)	(118,716)	(782,606)
Unamortized net discount	(399,254)	(141,715)	(540,969)
Amortized Cost	$1,052,918	$291,436	$1,344,354

	As of December 31, 2010
(in thousands)	Senior	Mezzanine	Total
Face Value	$447,627	$146,679	$594,306
Unamortized discount
Designated credit reserve	(92,927)	(52,928)	(145,855)
Unamortized net discount	(99,608)	(30,384)	(129,992)
Amortized Cost	$255,092	$63,367	$318,459

Credit losses
Although our Agency portfolio is supported by U.S. Government agency and federally chartered corporation guarantees of payment of principal and interest, we are exposed to credit risk in our non-Agency RMBS portfolio. However, the credit support built into non-Agency RMBS deal structures is designed to provide a level of protection from potential credit losses for more senior tranches. In addition, the discounted purchase prices paid on our non-Agency RMBS assets provide additional insulation from credit losses in the event we receive less than 100% of par on such assets. We evaluate credit risk on our non-Agency investments through a comprehensive asset selection process, which is predominantly focused on quantifying and pricing credit risk. We review our non-Agency RMBS based on a quantitative and qualitative analysis of the risk-adjusted returns on such investments. We evaluate each investment's credit risk through our initial modeling and scenario analysis and through on-going asset surveillance. At purchase, we estimate the portion of the discount we do not expect to recover and factor that into our expected yield and accretion methodology. We may also record an other-than-temporary impairment, or OTTI, for a portion of our investment in a security to the extent we believe that the amortized cost exceeds the present value of expected future cash flows. Nevertheless, unanticipated credit losses could occur, adversely impacting our operating results.
Counterparty exposure and leverage ratio
We monitor counterparty exposure in our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well capitalized organizations and we attempt to manage our cash balances across these organizations to reduce our exposure to a single counterparty.
We had entered into repurchase agreements with 20 counterparties as of December 31, 2011. As of December 31, 2011, we had a debt to equity ratio of 5.2 times. As of December 31, 2011, we had $360.0 million in cash and cash equivalents, approximately $24.2 million of unpledged Agency securities and derivatives and $74.3 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity on our unpledged RMBS of approximately $67.2 million. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more levered organization.

Summary of Results of Operations and Financial Condition
Our reported GAAP net income attributable to common stockholders was $127.4 million ($1.29 per diluted weighted share) for the year ended December 31, 2011 as compared to a GAAP net income attributable to common stockholders of $35.8 million ($1.60 per diluted weighted share) for the year ended December 31, 2010. Our reported GAAP net income attributable to common stockholders was $51.4 million ($0.37 per diluted share) for the three months ended December 31, 2011 as compared to a GAAP net income attributable to common stockholders of $16.5 million ($0.60 per diluted share) for the three months ended December 31, 2010.
On December 14, 2011, we declared a dividend of $0.40 per diluted share. Our GAAP book value per diluted common share was $9.03 at December 31, 2011, a decrease from $9.44 book value per diluted common share at December 31, 2010.

The following table presents the components of our net income (loss) for the three and twelve months ended December 31, 2011 and 2010, and the twelve months ended December 31, 2009:

	Three Months Ended		Year Ended
(in thousands, except share data)	December 31,		December 31,
Income Statement Data:	2011	2010	2011	2010	2009

Interest income:
Available-for-sale securities	$71,713	$12,780	$197,126	$39,844	$2,796
Trading securities	1,376	155	4,159	170	—
Mortgage loans held-for-sale	2	—	2	—	—
Cash and cash equivalents	106	37	347	107	70
Total interest income	73,197	12,972	201,634	40,121	2,866
Interest expense	9,129	1,644	22,709	4,421	131
Net interest income	64,068	11,328	178,925	35,700	2,735
Other-than-temporary impairments:
Total other-than temporary impairment losses	(1,437)	—	(5,102)	—	—
Non-credit portion of loss recognized in other comprehensive income (loss)	—	—	—	—	—
Net other-than-temporary credit impairment losses	(1,437)	—	(5,102)	—	—
Other income:
Gain on sale of investment securities, net	360	1,519	36,520	6,127	336
(Loss) gain on interest rate swap and swaption agreements	1,411	3,693	(86,769)	(6,344)	364
(Loss) gain on other derivative instruments	(10,719)	2,959	26,755	7,156	—
Total other (loss) income	(8,948)	8,171	(23,494)	6,939	700
Expenses:
Management fees	5,178	921	14,241	2,989	326
Other operating expenses	3,245	1,246	9,762	4,578	12,171
Total expenses	8,423	2,167	24,003	7,567	12,497
Income (loss) before income taxes	45,260	17,332	126,326	35,072	(9,062)
Benefit from (provision for) income taxes	6,170	(872)	1,106	683	318
Net income (loss)	51,430	16,460	127,432	35,755	(8,744)
Accretion of Trust Account income relating to common stock subject to possible conversion	—	—	—	—	(93)
Net income (loss) attributable to common stockholders	$51,430	$16,460	$127,432	$35,755	$(8,837)
Basic and diluted earnings (loss) per weighted average common share	$0.37	$0.60	$1.29	$1.60	$(0.39)
Dividends declared per common share	$0.40	$0.40	$1.60	$1.48	$0.26
Basic and diluted weighted average number of shares of common stock	140,592,941	27,532,462	98,826,868	22,381,683	22,941,728

Results of Operations

Year Ended December 31, 2011 compared to year ended December 31, 2010
Interest Income and Average Portfolio Yield
For the years ended December 31, 2011 and 2010, we recognized $197.1 million and $39.4 million, respectively, of interest income from our Agency and non-Agency RMBS portfolio. Our RMBS portfolio's average amortized cost of securities was approximately $4.1 billion and $0.7 billion for the years ended December 31, 2011 and 2010, resulting in an annualized net yield of approximately 4.8% and 5.3%, respectively.
For the years ended December 31, 2011 and 2010, we recognized $54.2 million and $13.3 million, respectively, of net premium amortization on our Agency RMBS, including our interest-only securities. This resulted in an overall net asset yield of approximately 3.5% and 3.4%, respectively, on our Agency RMBS for these periods. For the years ended December 31, 2011 and 2010, we recognized $54.5 million and $10.9 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 9.6% and 10.9%, respectively. The decrease in gross and net yield for the non-Agency portfolio across comparative periods is due primarily to the deployment of new capital in non-Agency RMBS with lower loss adjusted yields.
The following table presents the components of the net yield earned by investment type on our RMBS portfolio as a percentage of our average amortized cost of securities:

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Agency	Non-Agency	Consolidated	Agency	Non-Agency	Consolidated
Gross Yield/Stated Coupon	5.1%	3.3%	4.7%	5.8%	5.1%	5.6%
Net (Premium Amortization)/Discount Accretion	(1.6)%	6.3%	0.1%	(2.4)%	5.8%	(0.3)%
Net Yield (1)	3.5%	9.6%	4.8%	3.4%	10.9%	5.3%
____________________

(1)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following table provides the components of interest income and net asset yield by investment type on our RMBS portfolio:

	Year Ended December 31, 2011			Year Ended December 31, 2010
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average Amortized Cost	$3,279,855	$866,279	$4,146,134	$557,755	$187,091	$744,846

Coupon Interest	168,422	28,469	196,891	32,368	9,498	41,866
Net (Premium Amortization)/Discount Accretion	(54,231)	54,466	235	(13,305)	10,850	(2,455)
Interest Income	$114,191	$82,935	$197,126	$19,063	$20,348	$39,411

Net Asset Yield	3.5%	9.6%	4.8%	3.4%	10.9%	5.3%

For the year ended December 31, 2011, we recognized $4.2 million of interest income associated with our trading U.S. Treasuries, or approximately 0.5% net yield on average amortized cost. For the first six months of 2010, we classified all U.S. Treasuries as available-for-sale, or AFS, securities. During the third quarter of 2010 however, we began to classify U.S. Treasuries as trading securities due to their short-term investment objectives. As a result, for the year ended December 31, 2010, we recognized $0.4 million of interest income associated with our AFS U.S. Treasuries, or approximately 0.9% net yield on average amortized cost, and $0.2 million of interest income associated with our trading U.S. Treasuries.
Interest Expense and the Cost of Funds
For the years ended December 31, 2011 and 2010, we recognized $21.2 million and $4.1 million, respectively, in interest expense on our borrowed funds collateralized by RMBS. For the same periods, our average outstanding balance under repurchase agreements to fund RMBS was approximately $3.6 billion and $0.6 billion, respectively. The increase in 2011 was due to our offering proceeds and the allocation of additional capital to leverage our Agency RMBS portfolio. The average cost of funds for the years ended December 31, 2011 and 2010 was 0.6% for both periods.
For the years ended December 31, 2011 and 2010, we recognized $1.5 million and $0.3 million, respectively, of interest expense associated with the financing of our U.S. Treasuries and Agency inverse interest-only derivatives, or an average cost of funds of approximately 0.2% and 0.3%, respectively. The additional funds borrowed during the year ended December 31, 2011 resulted in an overall debt-to-equity ratio of 5.2:1.0, largely driven by the borrowings to fund the U.S. Treasuries and the increased capital allocation to Agency RMBS.
Net Interest Income
For the years ended December 31, 2011 and 2010, net interest income on our RMBS AFS portfolio was $175.9 million and $35.3 million, respectively, resulting in a net interest spread of approximately 4.2% and 4.7%.

The following table provides the interest income and expense incurred in the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011			Year Ended December 31, 2010
(dollars in thousands)	Agency(1)	Non-Agency	Total	Agency(1)	Non-Agency	Total
Average available-for-sale securities held (2)	$3,279,855	$866,279	$4,146,134	$557,755	$187,091	$744,846
Total interest income	$114,191	$82,935	$197,126	$19,063	$20,348	$39,411
Yield on average investment securities	3.5%	9.6%	4.8%	3.4%	10.9%	5.3%
Average balance of repurchase agreements	$3,138,789	$499,619	$3,638,408	$540,882	$100,961	$641,843
Total interest expense (3) (4)	$10,691	$10,529	$21,220	$2,115	$1,952	$4,067
Average cost of funds (4)	0.3%	2.1%	0.6%	0.4%	1.9%	0.6%
Net interest income	$103,500	$72,406	$175,906	$16,948	$18,396	$35,344
Net interest rate spread	3.2%	7.5%	4.2%	3.0%	9.0%	4.7%
____________________

(1)
Excludes inverse interest-only securities which are classified as derivatives under U.S. GAAP. For the years ended December 31, 2011 and 2010, our average annualized yield on our Agency RMBS, including inverse interest-only securities, was 4.1% and 3.9%, respectively.

(2)	Excludes change in realized and unrealized gains/(losses).

(3)	Cost of funds by investment type is based on the underlying investment type of the RMBS AFS assigned as collateral.

(4)
Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with GAAP, those costs are included in loss on interest rate swap and swaption agreements in the condensed consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2011 and 2010, our average cost of funds, including interest spread expense associated with interest rate swaps and including inverse interest-only securities (see footnote 1 above), was 1.1% and 1.2%, respectively.

Other-than-temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the year ended December 31, 2011 we recognized $5.1 million of OTTI losses, while we did not recognize any losses in the year ended December 31, 2010. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 3 - Available-for-Sale Securities, at Fair Value of the Notes to the Condensed Consolidated Financial Statements.
Gain on Investment Securities, Net
During the year ended December 31, 2011, we sold AFS and trading securities for $2.3 billion with an amortized cost of $2.2 billion, for a net realized gain of $33.0 million, which included sales of U.S. Treasuries with an amortized cost of $1.2 billion. During the year ended December 31, 2010, we sold AFS and trading securities for $474.0 million with an amortized cost of $467.4 million, for a net realized gain of $6.6 million, which included sales of U.S. Treasuries with an amortized cost of $295.8 million. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that our management believes have higher risk-adjusted returns.
During the year ended December 31, 2011, we recognized unrealized gains on our U.S. Treasury trading securities held as of December 31, 2011 of $3.5 million. During the year ended December 31, 2010, we recognized unrealized losses on our U.S. Treasury trading securities held as of December 31, 2010 of $0.5 million.
(Loss) gain on Interest Rate Swap and Swaption Agreements
For the years ended December 31, 2011 and 2010 we recognized $24.9 million and $3.3 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from generally paying a fixed interest rate on an average $3.7 billion and $0.4 billion notional, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest.
During the years ended December 31, 2011 and 2010, we terminated or had options expire on 32 and 3 notional interest rate swap and swaption positions of $3.2 billion and $0.3 billion, respectively. Upon settlement of the early terminations and option expirations, we paid $6.0 million and $1.3 million, in 2011 and 2010 respectively, in full settlement of our net interest spread liability and recognized $17.0 million and $4.4 million in realized losses on the swaps and swaptions in 2011 and 2010, respectively, including early termination penalties. We elected to terminate the swaps to reduce our cost of financing and align with our investment portfolio.
Also included in our financial results for the years ended December 31, 2011 and 2010 was the recognition of a change in unrealized valuation losses of $44.9 million and unrealized valuation gains of $1.4 million, respectively, on our interest rate swap and swaption agreements that were accounted as trading instruments. The overall decrease in the swap rate curve during the year ended December 31, 2011 resulted in unfavorable market value movement over the twelve month period. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation losses are generally offset by unrealized gains in our Agency RMBS portfolio, which are recorded directly to stockholders' equity through other comprehensive income.
The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

(in thousands)	Year Ended December 31,
	2011	2010
Net interest spread	$(24,883)	$(3,323)
Early termination and option expiration losses	(16,970)	(4,446)
Change in unrealized gain (loss) on interest rate swap and swaption agreements, at fair value	(44,916)	1,425
Loss on interest rate swap and swaption agreements	$(86,769)	$(6,344)

Gain on Other Derivative Instruments
Included in our financial results for the years ended December 31, 2011 and 2010 was the recognition of $26.8 million and $7.2 million, respectively, of gains on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs and inverse interest-only securities. Included within these year ended December 31, 2011 and 2010 results, we recognized $24.2 million and $3.4 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $119.5 million and $16.9 million, respectively. The remainder represented realized and unrealized net gains on other derivative instruments. As these derivative instruments are considered trading instruments, the financial results include both realized and unrealized gains (losses) associated with these instruments.
Management Fees
We incurred management fees of $14.2 million and $3.0 million for the years ended December 31, 2011 and 2010, which are payable to PRCM Advisers under our management agreement. The management fee is calculated based on our stockholders' equity.
Other Operating Expenses
For the years ended December 31, 2011 and 2010, we recognized $9.8 million and $4.6 million, respectively, of other operating expenses, which represents 1.0% and 2.2% of average equity for the respective periods. Included in these other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the year ended December 31, 2011, these direct and allocated costs totaled approximately $8.1 million of which approximately $6.5 million was expensed and approximately $0.7 million was considered prepaid and classified as other assets on the consolidated balance sheet. For the year ended December 31, 2010, these direct and allocated costs totaled approximately $5.5 million of which $4.1 million was expensed and $0.1 million was considered prepaid and classified as other assets on the consolidated balance sheet. Approximately $0.9 million in out-of-pocket expenses was charged against equity as a cost of raising capital for the year ended December 31, 2011, compared to $1.2 million for the same period in 2010. Included in these reimbursed costs was compensation paid to our executive officers, including our principal financial officer and general counsel of $0.2 million for the year ended December 31, 2011 and $0.2 million for the year ended December 31, 2010.
The following table provides other operating expenses as a percentage of average equity for the twelve month periods presented:

(dollars in thousands)	Other Operating Expenses	Other Operating Expenses/Average Equity
	(Ratios for the quarter have been annualized)
For the Year Ended December 31, 2011	$9,762	1.0%
For the Year Ended December 31, 2010	$4,578	2.2%

Our other operating expenses as a percentage of average equity for the year ended December 31, 2011 was 1.0%, compared to 2.2% for the same period in 2010. The favorable decrease of our operating expense ratio during 2011 resulted primarily from the additional capital raised upon completion of our secondary common stock offerings. See Note 13 - Stockholders' Equity of the Notes to the Consolidated Financial Statements.
Income Taxes
For the years ended December 31, 2011 and 2010, we have recognized $1.1 million and $0.7 million, respectively, in income tax benefits related to both current and deferred income tax provisions in our TRSs. Our effective tax rates for the years ended December 31, 2011 and 2010 were negative 0.9% and 2.0%, respectively.
For the years ended December 31, 2011 and 2010, we have recognized $7.0 million and $0.5 million, respectively, of deferred tax benefits related to unrealized losses on derivative instruments. For the year ended December 31, 2011 we have recognized $1.2 million of deferred tax expense related to unrealized gains on US Treasuries held in Capitol. For the years ended December 31, 2010 we have recognized $0.1 million of deferred tax benefit related to unrealized gains on U.S. Treasuries held in Capitol.
For the year ended December 31, 2011, we have recognized current federal tax expense of $4.7 million due to realized net gains on derivative instruments and U.S. Treasuries. For the year ended December 31, 2010, we have recognized a current federal tax benefit of $0.1 million.
We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT, and therefore we have not recognized any further federal or state tax provisions.

Year Ended December 31, 2010 compared to year ended December 31, 2009
Our operations did not begin until the completion of the merger transaction with Capitol on October 28, 2009. Prior to October 28, 2009, Capitol was a development stage company with no operations. As a result, we do not believe a comparative analysis between the years ended December 31, 2010 and December 31, 2009 is meaningful to an investor.

Three Months Ended December 31, 2011, 2010 and 2009
Interest Income and Average Portfolio Yield
For the three-month periods ended December 31, 2011 and December 31, 2010, we recognized $71.7 million and $12.7 million, respectively, of interest income from our Agency and non-Agency RMBS portfolio. Our RMBS portfolio's average amortized cost of securities was approximately $6.4 billion and $0.9 billion for the three-month periods ended December 31, 2011 and December 31, 2010, resulting in an annualized net yield of approximately 4.5% and 5.4%, respectively. For the three months ended December 31, 2009, we recognized $2.8 million of interest income from our Agency and non-Agency RMBS portfolio. Our RMBS portfolio's average amortized cost of securities was approximately $181.4 million resulting in an annualized net yield of approximately 6.2%.
For the three-month periods ended December 31, 2011 and December 31, 2010, we recognized $22.0 million and $4.7 million of net premium amortization, respectively, on our Agency RMBS, including our interest-only securities. This resulted in an overall net asset yield of approximately 3.1% on our Agency RMBS for both three-month periods ended. For the three-month periods ended December 31, 2011 and December 31, 2010, we recognized $22.2 million and $4.2 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 9.7% and 11.4%, respectively. The decrease in gross and net yield for the non-Agency portfolio across comparative periods is due primarily to the deployment of new capital in non-Agency RMBS with lower loss adjusted yields. For the three months ended December 31, 2009, we recognized $1.2 million net premium amortization on our Agency RMBS, including our interest-only securities. This resulted in an overall net asset yield of approximately 4.4% on our Agency RMBS. For the three months ended December 31, 2009, we recognized $0.6 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 16.2%.

The following tables present the components of the net yield earned by investment type on our RMBS portfolio as a percentage of our average amortized cost of securities:

	Three Months Ended December 31, 2011			Three Months Ended December 31, 2010
	Agency	Non-Agency	Consolidated	Agency	Non-Agency	Consolidated
	(Ratios for the quarter have been annualized)			(Ratios for the quarter have been annualized)
Gross Yield/Stated Coupon	4.8%	3.1%	4.5%	5.8%	5.0%	5.6%
Net (Premium Amortization)/Discount Accretion	(1.7)%	6.6%	—%	(2.7)%	6.4%	(0.2)%
Net Yield (1)	3.1%	9.7%	4.5%	3.1%	11.4%	5.4%

	Three Months Ended December 31, 2009
	Agency	Non-Agency	Consolidated
	(Ratios for the quarter have been annualized)
Gross Yield/Stated Coupon	7.4%	6.9%	7.3%
Net (Premium Amortization)/Discount Accretion	(3.0)%	9.3%	(1.1)%
Net Yield (1)	4.4%	16.2%	6.2%
____________________

(1)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following tables provide the components of interest income and net asset yield detail by investment type on our RMBS portfolio:

	Three Months Ended December 31, 2011			Three Months Ended December 31, 2010
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average Amortized Cost	$5,059,954	$1,342,324	$6,402,278	$689,614	$258,822	$948,436

Coupon Interest	61,025	10,510	71,535	9,992	3,205	13,197
Net (Premium Amortization)/Discount Accretion	(21,983)	22,161	178	(4,662)	4,195	(467)
Interest Income	$39,042	$32,671	$71,713	$5,330	$7,400	$12,730

Net Asset Yield	3.1%	9.7%	4.5%	3.1%	11.4%	5.4%

	Three Months Ended December 31, 2009
(dollars in thousands)	Agency	Non-Agency	Total
Average Amortized Cost	$154,562	$26,875	$181,437

Coupon Interest	2,861	463	3,324
Net (Premium Amortization)/Discount Accretion	(1,151)	623	(528)
Interest Income	$1,710	$1,086	$2,796

Net Asset Yield	4.4%	16.2%	6.2%

For the three-month periods ended December 31, 2011 and December 31, 2010, we also recognized $1.4 million and $154,533 of interest income associated with our trading U.S. Treasuries, or approximately 0.4% and 0.9% annualized net yield on average amortized cost, respectively. During 2009 we did not hold any U.S Treasuries.
Interest Expense and the Cost of Funds
For the three-month periods ended December 31, 2011 and December 31, 2010, we recognized $8.5 million and $1.5 million, respectively, in interest expense on our borrowed funds collateralized by RMBS. For the same three month periods, our average outstanding balances under repurchase agreements to fund RMBS were approximately $5.6 billion and $0.8 billion, respectively. The increase from fourth quarter 2010 was due to our offering proceeds and the allocation of additional capital to leverage our Agency RMBS portfolio. Our debt-to-equity ratio on our RMBS portfolio as of December 31, 2011, combined with low LIBOR rates, resulted in an average cost of funds of 0.6%, while the average cost of funds for fourth quarter 2010 was 0.7%. For the three months ended December 31, 2009, we recognized $0.1 million in interest expense on our borrowed funds collateralized by RMBS. Our average outstanding balance under repurchase agreements to fund RMBS during the same period was approximately $146.0 million, which resulted in an average cost of funds of 0.4%.
For the three-month periods ended December 31, 2011 and December 31, 2010, we also recognized $0.6 million and $0.1 million of interest expense associated with the financing of our U.S. Treasuries and Agency inverse interest-only derivatives, or an average cost of funds of approximately 0.2% and 0.1%, respectively, on an annualized basis. The additional funds borrowed to fund the U.S. Treasuries and increased capital allocation to Agency RMBS during the three months ended December 31, 2011 resulted in an overall debt-to-equity ratio of 5.2:1.0. During the three months ended December 31, 2009, we did not hold any U.S. Treasuries or Agency inverse interest-only derivatives.
Net Interest Income
For the three-month periods ended December 31, 2011 and December 31, 2010, net interest income on our RMBS AFS portfolio was $63.2 million and $11.2 million resulting in a net interest spread of approximately 3.9% and 4.7%, respectively. For the three months ended December 31, 2009, net interest income on our RMBS AFS portfolio was $2.7 million resulting in a net interest spread of approximately 5.8%.
The following tables provide the interest income and expense incurred in the three-month periods ended December 31, 2011, December 31, 2010 and December 31, 2009:

	Three Months Ended December 31, 2011			Three Months Ended December 31, 2010
(dollars in thousands)	Agency(1)	Non-Agency	Total	Agency(1)	Non-Agency	Total
Average available-for-sale securities held (2)	$5,059,954	$1,342,324	$6,402,278	$689,614	$258,822	$948,436
Total interest income	$39,042	$32,671	$71,713	$5,330	$7,400	$12,730
Yield on average investment securities	3.1%	9.7%	4.5%	3.1%	11.4%	5.4%
Average balance of repurchase agreements	$4,831,054	$746,229	$5,577,283	$668,905	$165,256	$834,161
Total interest expense (3) (4)	$4,402	$4,133	$8,535	$672	$825	$1,497
Average cost of funds	0.4%	2.2%	0.6%	0.4%	2.0%	0.7%
Net interest income	$34,640	$28,538	$63,178	$4,658	$6,575	$11,233
Net interest rate spread	2.7%	7.5%	3.9%	2.7%	9.4%	4.7%

	Three Months Ended December 31, 2009
(dollars in thousands)	Agency	Non-Agency	Total
Average available-for-sale securities held (2)	$154,562	$26,875	$181,437
Total interest income	$1,710	$1,086	$2,796
Yield on average investment securities	4.4%	16.2%	6.2%
Average balance of repurchase agreements	$143,678	$2,293	$145,971
Total interest expense (3) (4)	$119	$12	$131
Average cost of funds	0.3%	2.0%	0.4%
Net interest income	$1,591	$1,074	$2,665
Net interest rate spread	4.1%	14.2%	5.8%
____________________

(1)
Excludes inverse interest-only securities which are classified as derivatives under U.S. GAAP. For the three-month periods ended December 31, 2011 and December 31, 2010, our average annualized yield on our Agency RMBS, including inverse interest-only securities, was 3.5% and 3.8%, respectively.

(2)	Excludes change in realized and unrealized gains/(losses).

(3)	Cost of funds by investment type is based on the underlying investment type of the RMBS AFS assigned as collateral.

(4)
Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with GAAP, those costs are included in loss on interest rate swap and swaption agreements in the condensed consolidated statements of operations and comprehensive income (loss). For the three-month periods ended December 31, 2011 and December 31, 2010, our average annualized cost of funds, including interest spread expense associated with interest rate swaps and including inverse interest-only securities (see footnote 1 above), was 1.0% and 1.2%, respectively. For the three months ended December 31, 2009, our average annualized cost of funds, including interest spread expense associated with interest rate swaps was 0.4%.

Other-than-temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three months ended December 31, 2011, we recognized $1.4 million of OTTI losses. We did not recognize any OTTI losses in the fourth quarters of 2010 or 2009. For further information about evaluating AFS securities for OTTI, refer to Note 3 - Available-for-Sale Securities, at Fair Value of the Notes to the Condensed Consolidated Financial Statements.
Gain on Investment Securities, Net
For the three months ended December 31, 2011, we sold AFS and trading securities for $565.2 million with an amortized cost of $562.4 million, for a net realized gain of $2.8 million, which included sales of U.S. Treasuries with an amortized cost of $520.5 million. For the three months ended December 31, 2010, we sold AFS and trading securities for $167.7 million with an amortized cost of $165.7 million, for a net realized gain of $2.0 million, which included sales of U.S. Treasuries with an amortized cost of $145.0 million. In the fourth quarter of 2009 we did not sell any AFS or trading securities. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that our management believes have higher risk-adjusted returns.
During the three months ended December 31, 2011, we recognized unrealized losses on our U.S. Treasury trading securities held as of December 31, 2011 of $2.5 million. During the three months ended December 31, 2010, we recognized unrealized losses on our U.S. Treasury trading securities held as of December 31, 2010 of $0.5 million. We did not hold any U.S. Treasury trading securities at December 31, 2009.
(Loss) gain on Interest Rate Swap and Swaption Agreements
For the three-month periods ended December 31, 2011 and December 31, 2010 we recognized $6.3 million and $1.1 million of expenses for the accrual and/or settlement of the net interest expense associated with the interest rate swaps. The expenses result from generally paying a fixed interest rate on an average of $5.7 billion and $0.5 billion notional, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest. We did not incur similar expenses in 2009.
During three-month periods ended December 31, 2011 and December 31, 2010, we terminated or had options expire on 3 and 2 notional interest rate swap and swaption positions of $0.7 billion and $0.2 billion, respectively. Upon settlement of the early terminations and option expirations, we paid $0.9 million and $0.7 million in full settlement of our net interest spread liability and recognized $1.1 million and $2.0 million in realized losses on the swaps and swaptions, respectively, including early termination penalties. We elected to terminate the swaps to reduce our cost of financing and align with our investment portfolio.
Also included in our financial results for the three-month periods ended December 31, 2011 and December 31, 2010 was the recognition of a change in unrealized valuation gains of $6.6 million and $6.8 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. The overall increase in the swap rate curves during the three-month periods ended December 31, 2011 and December 31, 2010 resulted in the favorable market value movement over the three month period. During the three months ended December 31, 2009, we recognized a change in unrealized valuation losses of $0.4 million on our interest rate swap and swaption agreements that were accounted for as trading instrument. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains are generally offset by unrealized losses in our Agency RMBS portfolio, which are recorded directly to stockholders' equity through other comprehensive income.
The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

(in thousands)	Three Months Ended December 31,
	2011	2010	2009
Net interest spread	$(6,251)	$(1,129)	$—
Early termination losses	1,104	(1,960)	—
Change in unrealized gain on interest rate swap and swaption agreements, at fair value	6,558	6,782	364
Gain on interest rate swap and swaption agreements	$1,411	$3,693	$364

Gain on Other Derivative Instruments
Included in our financial results for the three-month periods ended December 31, 2011 and December 31, 2010 was the recognition of $10.7 million of losses and $3.0 million of gains, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs and inverse interest-only securities. Included within these financial results for the three-month periods ended December 31, 2011 and December 31,

2010 is the recognition of $6.8 million and $1.4 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $156.8 million and $20.2 million, respectively. The remainder represented realized and unrealized net gains on other derivative instruments. As these derivative instruments are considered trading instruments, the financial results include both realized and unrealized gains (losses) associated with these instruments. We did not have gains or losses on other derivative instruments or interest income on inverse interest-only securities in 2009.
Management Fees
During the three-month periods ended December 31, 2011 and 2010, we incurred management fees of $5.2 million and $0.9 million, respectively, which are payable to PRCM Advisers under our management agreement. Management fees incurred in the three months ended December 31, 2009 were $0.3 million. The management fee is calculated based on our stockholders' equity.
Operating Expenses
For the three months ended December 31, 2011, we recognized $3.2 million of other operating expenses, which represents 1.0% of average equity, compared to $1.2 million of expenses, or 1.9% of average equity, for the same period in 2010. For the three months ended December 31, 2009, we recognized $9.4 million of operating expenses, which represents 24.8% of average equity. Included in these operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three months ended December 31, 2011, these direct and allocated costs totaled approximately $3.0 million of which approximately $2.2 million was expensed and approximately $0.7 million was considered prepaid and classified as other assets on the consolidated balance sheet. For the three months ended December 31, 2010, the direct and allocated costs were approximately $2.1 million, of which approximately $1.6 million was expensed, while approximately $0.1 million was considered prepaid and classified as other assets on the consolidated balance sheet. For the three months ended December 31, 2009, the direct and allocated costs were approximately $4.9 million, of which approximately $4.3 million was expensed, while approximately $0.6 million was considered prepaid and classified as other assets on the consolidated balance sheet. Approximately $0.1 million and $0.4 million, respectively, in out-of-pocket expenses were charged against equity as a cost of raising capital for the three-month periods ended December 31, 2011 and December 31, 2010, while no such expenses were charged against equity in 2009. Included in these reimbursed costs was compensation paid to our executive officers, including our principal financial officer and general counsel of $40,197 for the three months ended December 31, 2011, $42,413 for the three months ended December 31, 2010 and $35,750 for the three months ended December 31, 2009.
The following table provides other operating expenses as a percentage of average equity for the three month periods presented:

(dollars in thousands)	Operating Expenses	Operating Expenses/Average Equity
	(Ratios for the quarter have been annualized)
For the Three Months Ended December 31, 2011	$3,245	1.0%
For the Three Months Ended December 31, 2010	$1,246	1.9%
For the Three Months Ended December 31, 2009	$9,425	24.8%

Our operating expenses as a percentage of average equity for the three months ended December 31, 2011 was 1.0%, compared to 1.9% and 24.8% for the same periods in 2010 and 2009. The favorable decrease of our operating expense ratio during 2011 resulted primarily from the additional capital raised upon completion of our secondary common stock offerings. See Note 13 - Stockholders' Equity of the Notes to the Consolidated Financial Statements. The expenses for 2009 primarily represent costs associated with the merger transaction on October 28, 2009 and costs associated with Capitol as a development stage company prior to the merger transaction and are not comparable to the operational costs we incurred in the same three month periods of 2011 and 2010.
Income Taxes
For the three months ended December 31, 2011 we have recognized $6.2 million of income tax benefit related to both current and deferred income tax provisions in our TRSs. Our effective tax rate for the three months ended December 31, 2011 was a negative 13.6%. For the three months ended December 31, 2011 we have recognized $9.1 million of deferred tax benefit related to unrealized losses on derivative instruments and $0.8 million of deferred tax benefit related to unrealized losses on U.S. Treasuries held in our TRS. For the three months ended December 31, 2011 we have recognized current federal tax expense of $3.7 million due to realized net gains on derivative instruments and U.S. Treasuries.
For the three months ended December 31, 2010, we have recognized $0.9 million of income tax expense related to both current and deferred income tax provisions in our TRS, Capitol. Our effective tax rate for the three months ended December 31,

2010 was 5.0%. For the three months ended December 31, 2010, we have recognized $0.9 million of deferred tax expense, related to unrealized gains on derivative instruments, and $0.1 million of deferred tax benefit related to unrealized losses on U.S. Treasuries held in our TRS. For the three months ended December 31, 2010 we have recognized current federal tax expense of $0.1 million due to realized net gains on derivative instruments and U.S. Treasuries.
For the three months ended December 31, 2009, we have recognized $0.1 million of income tax benefit related to both current and deferred income tax provisions in our TRS, Capitol. Our effective tax rate for the three months ended December 31, 2009 was negative 0.8%. There was no deferred tax expense in the three months ended December 31, 2009. For the three months ended December 31, 2009 we have recognized current federal tax expense of $0.1 million.
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
The tables below summarize certain characteristics of our Agency AFS securities at December 31, 2011 and December 31, 2010:

	December 31, 2011
(dollars in thousands, except purchase price)	Principal/Current Face	Net (Discount)/ Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$4,374,538	$258,867	$4,633,405	$105,499	$(1,684)	$4,737,220	4.61%	$106.56
Hybrid/ARM	217,942	11,258	229,200	2,685	(207)	231,678	4.01%	$106.01
Total P&I Securities	4,592,480	270,125	4,862,605	108,184	(1,891)	4,968,898	4.58%	$106.54
Interest-only securities
Fixed	489,226	(424,713)	64,513	104	(16,840)	47,777	5.32%	$16.18
Fixed Other (1)	611,048	(574,552)	36,496	576	(590)	36,482	1.31%	$6.36
Total	$5,692,754	$(729,140)	$4,963,614	$108,864	$(19,321)	$5,053,157

	December 31, 2010
(dollars in thousands, except purchase price)	Principal/Current Face	Net (Discount)/ Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$683,102	$29,712	$712,814	$6,324	$(3,350)	$715,788	4.79%	$104.70
Hybrid/ARM	255,592	11,939	267,531	2,034	(53)	269,512	4.05%	$104.90
Total P&I Securities	938,694	41,651	980,345	8,358	(3,403)	985,300	4.59%	$104.76
Interest-only securities
Fixed	173,653	(153,969)	19,684	786	(2,414)	18,056	5.11%	$13.26
Fixed Other (1)	194,308	(181,010)	13,298	164	(349)	13,113	1.37%	$7.04
Total	$1,306,655	$(293,328)	$1,013,327	$9,308	$(6,166)	$1,016,469
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

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS owned by us as of December 31, 2011 and December 31, 2010 on an annualized basis, was 5.6% and 8.0% , respectively.
The following table summarizes the number of months until the next re-set for our floating or adjustable rate Agency RMBS mortgage portfolio at December 31, 2011 and December 31, 2010, respectively:

(in thousands)	Carrying Value
	December 31, 2011	December 31, 2010
0-12 months	$200,077	$213,050
13-36 months	6,979	21,081
37-60 months	6,133	6,296
Greater than 60 months	18,489	29,085
Total	$231,678	$269,512

Non-Agency RMBS
Our non-Agency RMBS portfolio is comprised of senior and mezzanine tranches of mortgage-backed securities. The following tables provide investment information on our non-Agency RMBS as of December 31, 2011 and December 31, 2010, respectively:

	As of December 31, 2011
(in thousands)	Principal/Current Face	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Senior	$2,116,062	$(399,254)	$(663,890)	$1,052,918	$7,786	$(127,242)	$933,462
Mezzanine	551,867	(141,715)	(118,716)	291,436	4,095	(32,898)	262,633
Total	$2,667,929	$(540,969)	$(782,606)	$1,344,354	$11,881	$(160,140)	$1,196,095

	As of December 31, 2010
(in thousands)	Principal/Current Face	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Senior	$447,627	$(99,608)	$(92,927)	$255,092	$13,977	$(908)	$268,161
Mezzanine	146,679	(30,384)	(52,928)	63,367	7,526	(1,118)	69,775
Total	$594,306	$(129,992)	$(145,855)	$318,459	$21,503	$(2,026)	$337,936

The majority of our non-Agency RMBS were rated at December 31, 2011. Note that credit ratings are based on the par value of the non-Agency RMBS, whereas the distressed non-Agency RMBS assets in our portfolio were acquired at a heavily discounted price. The following table summarizes the credit ratings of our non-Agency RMBS portfolio as of December 31, 2011:

	December 31, 2011	December 31, 2010
AAA	—%	—%
AA	—%	0.3%
A	2.0%	1.6%
BBB	4.4%	15.5%
BB	8.8%	13.6%
B	9.7%	7.9%
Below B	74.6%	59.1%
Not rated	0.5%	2.0%
Total	100.0%	100.0%

The following tables present certain information detailed by investment type and their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at December 31, 2011 and December 31, 2010:

	At December 31, 2011
Non-Agency Principal and Interest (P&I) RMBS Characteristics	Senior Bonds	Mezzanine Bonds	Total P&I Bonds
Carrying Value (in thousands)	$932,867	$262,633	$1,195,500
% of Non-Agency Portfolio	78.0%	22.0%	100.0%
Average Purchase Price	$55.05	$58.19	$55.74
Average Coupon	2.3%	1.3%	2.0%
Average Fixed Coupon	5.6%	5.8%	5.6%
Average Floating Coupon	1.4%	1.0%	1.3%
Average Hybrid Coupon	4.6%	2.8%	4.6%
Collateral Attributes
Avg Loan Age (months)	65	83	69
Avg Original Loan-to-Value	78.0%	77.4%	77.9%
Avg Original FICO (1)	649	639	647
Current Performance
60+ day delinquencies	44.2%	35.2%	42.2%
Average Credit Enhancement (2)	21.9%	31.7%	24.1%
3-Month CPR (3)	2.1%	3.3%	2.4%

	At December 31, 2010
Non-Agency Principal and Interest (P&I) RMBS Characteristics	Senior Bonds	Mezzanine Bonds	Total P&I Bonds
Carrying Value (in thousands)	$267,775	$69,775	$337,550
% of Non-Agency Portfolio	79.3%	20.7%	100.0%
Average Purchase Price	$62.30	$52.39	$60.25
Average Coupon	3.0%	1.9%	2.7%
Average Fixed Coupon	5.7%	5.9%	5.7%
Average Floating Coupon	1.8%	0.9%	1.6%
Average Hybrid Coupon	4.4%	5.5%	4.6%
Collateral Attributes
Avg Loan Age (months)	58	69	60
Avg Original Loan-to-Value	77.0%	76.0%	77.0%
Avg Original FICO (1)	680	673	679
Current Performance
60+ day delinquencies	34.4%	26.0%	33.0%
Average Credit Enhancement (2)	24.0%	22.0%	24.0%
3-Month CPR (3)	3.9%	4.1%	4.0%
____________________

(1)	FICO represents a mortgage industry accepted credit score of a borrower, which was developed by Fair Isaac Corporation.

(2)	Average credit enhancement remaining on our non-Agency RMBS portfolio, which is the average amount of protection available to absorb future credit losses due to defaults on the underlying collateral.

(3)
Three-Month CPR is reflective of the prepayment speed on the underlying securitization; however, it does not necessarily indicate the proceeds received on our investment tranche. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

Non-Agency RMBS Characteristics	December 31, 2011
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Prime	$15,489	1.7%	$1,294	0.5%	$16,783	1.4%
Alt-A	64,429	6.9%	7,609	2.9%	72,038	6.0%
POA	184,981	19.8%	19,334	7.4%	204,315	17.1%
Subprime	667,968	71.6%	234,396	89.2%	902,364	75.5%
	$932,867	100.0%	$262,633	100.0%	$1,195,500	100.0%

Non-Agency RMBS Characteristics	December 31, 2010
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Prime	$9,927	3.7%	$3,011	4.3%	$12,938	3.9%
Alt-A	53,942	20.1%	10,297	14.8%	64,239	19.0%
POA	107,125	40.0%	22,525	32.3%	129,650	38.4%
Subprime	96,781	36.2%	33,942	48.6%	130,723	38.7%
	$267,775	100.0%	$69,775	100.0%	$337,550	100.0%

Non-Agency RMBS Characteristics	December 31, 2011
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Coupon Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$184,721	19.8%	$16,360	6.2%	$201,081	16.8%
Hybrid or Floating	748,146	80.2%	246,273	93.8%	994,419	83.2%
	$932,867	100.0%	$262,633	100.0%	$1,195,500	100.0%

Non-Agency RMBS Characteristics	December 31, 2010
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Coupon Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$79,181	29.6%	$13,238	19.0%	$92,419	27.4%
Hybrid or Floating	188,594	70.4%	56,537	81.0%	245,131	72.6%
	$267,775	100.0%	$69,775	100.0%	$337,550	100.0%

Non-Agency RMBS Characteristics	December 31, 2011
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Origination Year	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
2006+	$713,344	76.5%	$36,449	13.9%	$749,793	62.7%
2002-2005	218,036	23.4%	225,291	85.8%	443,327	37.1%
Pre-2002	1,487	0.1%	893	0.3%	2,380	0.2%
	$932,867	100.0%	$262,633	100.0%	$1,195,500	100.0%

Non-Agency RMBS Characteristics	December 31, 2010
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Origination Year	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
2006+	$162,385	60.6%	$17,550	25.2%	$179,935	53.3%
2002-2005	104,284	39.0%	51,852	74.3%	156,136	46.3%
Pre-2002	1,106	0.4%	373	0.5%	1,479	0.4%
	$267,775	100.0%	$69,775	100.0%	$337,550	100.0%

The underlying mortgage loans collateralizing our non-Agency RMBS are located across the United States. The following table presents the five largest geographic concentrations of the mortgages collateralizing these RMBS at December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
(dollars in thousands)	Carrying Value	% of non-Agency RMBS	Carrying Value	% of non-Agency RMBS
California	$362,222	30.3%	$123,611	36.6%
Florida	130,123	10.9%	35,198	10.4%
New York	94,601	7.9%	13,990	4.1%
Texas	56,769	4.8%	8,830	2.6%
New Jersey	38,495	3.2%	9,403	2.8%
	$682,210	57.1%	$191,032	56.5%
Repurchase Agreements
Our borrowings consist entirely of repurchase agreements collateralized by our pledge of AFS and trading securities, derivative instruments, mortgage loans and certain cash balances. Substantially all of our Agency RMBS are currently pledged as collateral, and the majority of our non-Agency RMBS have been pledged. As of December 31, 2011, our debt-to-equity ratio was 5.2:1.0. Our debt-to-equity ratio includes the debt collateralized by our U.S. Treasuries, residential mortgage loans and Agency derivatives. Our debt-to-equity ratio for RMBS, residential mortgage loans and Agency derivatives only was 4.5:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
As of December 31, 2011, the term to maturity of our borrowings ranged from three days to over twenty-three months. The weighted average original term to maturity of our borrowings collateralized by RMBS and mortgage loans was 73 days at December 31, 2011. At December 31, 2011, the weighted average cost of funds for all our repurchase agreements was 0.68%.

(dollars in thousands)	December 31, 2011		December 31, 2010
Collateral Type	Amount Outstanding	Weighted Average	Amount Outstanding	Weighted Average
U.S. treasuries	$1,001,250	0.12%	$198,750	0.28%
Agency RMBS	4,804,533	0.50%	745,861	0.37%
Non-Agency RMBS	731,014	2.61%	201,976	2.05%
Agency derivatives	118,032	0.97%	23,216	1.07%
Mortgage loans held-for-sale	5,319	3.20%	—	—%
Total	$6,660,148	0.68%	$1,169,803	0.66%

As of December 31, 2011, amounts outstanding under repurchase agreements include $130.0 million of borrowings under the 364-day repurchase facility with Wells Fargo. As of December 31, 2011, the facility provided an aggregate maximum borrowing capacity of $150 million and it is set to mature on July 25, 2012. The facility is collateralized by non-Agency RMBS and its weighted average borrowing rate as of December 31, 2011 was 2.07%. As of December 31, 2010, amounts outstanding under repurchase agreements included $70.8 million of borrowings under the 364-day repurchase facility with Wells Fargo. As of December 31, 2010, the facility provided an aggregate maximum borrowing capacity of $75.0 million. The facility was collateralized by non-Agency RMBS and its weighted average borrowing rate as of December 31, 2010 was 1.98%.
As of December 31, 2011, amounts outstanding under repurchase agreements include $5.3 million of borrowings under the 364-day repurchase facility with Barclays. As of December 31, 2011, the facility provided an aggregate maximum borrowing capacity of $100 million and is set to mature on May 16, 2012, unless extended pursuant to its terms. The facility is collateralized by eligible residential mortgage loans and its weighted average borrowing rate as of December 31, 2011 was 3.2% .
The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of repurchase agreements for the three months ended December 31, 2011, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average Repurchase Balances (1)	End of Period Balance Repurchase Agreements (1)	Maximum Balance of Any Month-End for Repurchase Agreements (1)	Repurchase Agreements to Equity Ratio
For the Three Months Ended December 31, 2011	5,694,818	5,658,898	5,766,848	4.5:1.0
For the Three Months Ended September 30, 2011	4,640,801	5,771,063	5,771,063	4.4:1.0	(2)
For the Three Months Ended June 30, 2011	3,050,424	3,807,802	3,807,802	4.2:1.0	(3)
For the Three Months Ended March 31, 2011	1,516,076	2,317,156	2,317,156	3.4:1.0	(4)
For the Three Months Ended December 31, 2010	850,945	971,053	971,053	2.5:1.0	(5)
____________________

(1)	Includes repurchase agreements collateralized by RMBS, residential mortgage loans and Agency derivatives and excludes repurchase agreements collateralized by U.S. Treasuries.

(2)
On July 15, 2011, we completed a capital raise of approximately $483.6 million, which was invested on a leveraged basis. With a higher targeted allocation to non-Agency RMBS for additional capital, we targeted a fully deployed debt-to-equity ratio of 4.0:1.0 to 4.5:1.0.

(3)
On May 25, 2011, we completed a capital raise of approximately $235.2 million in net proceeds, which was invested on a leveraged basis. With a higher targeted allocation to non-Agency RMBS for additional capital, we targeted a fully deployed debt-to-equity ratio of 4.0:1.0 to 4.5:1.0.

(4)
On March 16, 2011, we completed a capital raise of approximately $287.8 million in net proceeds. Due to the timing of the capital raise within the quarter, the net proceeds were not fully invested, on a leveraged basis, until the end of April 2011. With a higher targeted allocation to Agency RMBS for additional capital, we targeted a fully deployed debt-to-equity ratio of 4.5:1.0 to 5.0:1.0.

(5)
On December 22, 2010, we completed a capital raise of approximately $128.5 million in net proceeds. Due to the timing of the capital raise within the quarter, the net proceeds were not fully invested, on a leveraged basis, until the end of January 2011, resulting in a decline in the debt-to-equity ratio as of December 31, 2010. With a higher targeted allocation to Agency RMBS for additional capital, we targeted a fully deployed debt-to-equity ratio of 3.5:1.0 to 4.0:1.0.

Equity
As of December 31, 2011, our stockholders' equity was $1.3 billion and our diluted book value per share was $9.03. As of December 31, 2010, our stockholders' equity was $382.4 million and our diluted book value per share was $9.44.
The following table provides details of our changes in stockholders' equity from December 31, 2009 to December 31, 2011:

(dollars in thousands, except per share amounts)	Book Value	Book Value Per Diluted Share (2)
Stockholders' equity at December 31, 2009	$121,721	$9.08
GAAP net income:
Core Earnings, net of tax benefit of $0.5 million (1)	29,169	0.72
Realized gains and losses, net of tax expense of $0.5 million	4,176	0.10
Unrealized mark-to-market gains and losses, net of tax benefit of $0.7 million	2,410	0.06
Other comprehensive income	23,569	0.58
Dividend declaration	(34,086)	(0.84)
Net proceeds from common stock issuance	235,275	(0.27)
Other	214	0.01
Stockholders' equity at December 31, 2010	$382,448	$9.44
GAAP net income:
Core Earnings, net of tax benefit of $0.2 million (1)	153,538	1.09
Realized gains and losses, net of tax expense of $4.9 million	21,974	0.16
Unrealized mark-to-market gains and losses, net of tax benefit of $5.8 million	(48,080)	(0.34)
Other comprehensive income	(81,335)	(0.58)
Dividend declaration	(165,585)	(1.18)
Net proceeds from common stock issuance	1,006,847	0.44
Other	279	—
Stockholders' equity at December 31, 2011	$1,270,086	$9.03
____________________

(1)
Core Earnings is a non-GAAP measure that we define as net income, excluding impairment losses, gains or losses on sales of securities and termination of interest rate swaps, unrealized gains or losses on trading securities, interest rate swaps and swaptions, certain gains or losses on other derivative instruments and non-recurring business combination expenses. As defined, Core Earnings includes interest income associated with our inverse interest-only securities, or Agency derivatives, and premium income on credit default swaps. Core Earnings is provided for purposes of comparability to other peer issuers.

(2)	Diluted shares outstanding at end of period are used as the denominator in book value per share calculation.

GAAP to Taxable Income
The following table provides reconciliation of our GAAP income (loss) to our taxable income (loss) split between our REIT and taxable REIT subsidiaries for the year ended December 31, 2011 and December 31, 2010, respectively:

	Year Ended December 31, 2011				Year Ended December 31, 2010
(dollars in millions)	TRS	REIT		Consolidated	TRS	REIT		Consolidated
GAAP net income (loss), pre-tax	$(3.3)	$129.6		$126.3	$(2.0)	$37.1		$35.1
Permanent differences
Capitol dividend of E&P	—	8.0		8.0	—	—		—
Non-deductible expenses	—	0.3		0.3	—	0.2		0.2
Temporary differences
Net accretion of OID and market discount	—	7.4		7.4	—	3.1		3.1
Unrealized loss (gain) on trading securities and derivatives	17.2	31.7		48.9	2.1	(3.8)		(1.7)
Taxable income	13.9	177.0		190.9	0.1	36.6		36.7
Prior year undistributed taxable income	—	2.8		2.8	—	0.3		0.3
Dividend declaration deduction	—	(165.6)		(165.6)	—	(34.1)		(34.1)
Taxable income post-dividend deduction	$13.9	$14.2	(1)	$28.1	$0.1	$2.8	(1)	$2.9
____________________

(1)	The REIT will not be subject to U.S. federal income taxes on its taxable income to the extent it distributes its net taxable income to stockholders.

The permanent tax differences are non-recurring permanent tax differences that were recorded in 2011. These items will not impact future dividend declarations and/or book value in 2012 and beyond. Temporary differences are principally timing differences between GAAP and tax accounting, which will adjust over the course of the RMBS's term and/or at time of sale of the RMBS in the future.
Change in Accumulated Other Comprehensive Income
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of securities do not impact our GAAP or taxable income but are recognized on our balance sheet as a change in stockholder's equity under “accumulated other comprehensive income (loss).” As a result of this fair value accounting through stockholder's equity, we expect our net income to have less significant fluctuations and result in less GAAP to taxable income timing differences, than if the portfolio were accounted as trading instruments.
Dividends
For the 2011 taxable year, we declared dividends to common stockholders totaling $165.6 million, or $1.60 per share. As a REIT, we are required to distribute 90% of our taxable income to stockholders, subject to certain distribution requirements. Our board of directors for the fiscal year ended 2011 has elected to distribute the majority of our taxable income to avoid U.S. Federal Income taxes. As such, temporary differences between GAAP and taxable income can generate deterioration in book value on a permanent and temporary basis as taxable income is distributed that has not been earned for GAAP purposes. The following table presents cash dividends declared on our common stock from October 28, 2009 through December 31, 2011:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 14, 2011	December 27, 2011	January 20, 2012	$0.40
September 14, 2011	September 26, 2011	October 20, 2011	$0.40
June 14, 2011	June 24, 2011	July 20, 2011	$0.40
March 2, 2011	March 14, 2011	April 14, 2011	$0.40
December 8, 2010	December 17, 2010	January 20, 2011	$0.40
September 13, 2010	September 30, 2010	October 21, 2010	$0.39
June 14, 2010	June 30, 2010	July 22, 2010	$0.33
March 12, 2010	March 31, 2010	April 23, 2010	$0.36
December 21, 2009	December 31, 2009	January 26, 2010	$0.26

Liquidity and Capital Resources
Our liquidity and capital resources are managed and forecast on a daily basis to ensure that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls and to ensure that we have the flexibility to manage our portfolio to take advantage of market opportunities.
Our principal sources of cash consist of borrowings under repurchase agreements, payments of principal and interest we receive on our RMBS portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our repurchase agreements, to purchase our target assets, to make dividend payments on our capital stock, and to fund our operations.
To the extent that we raise additional equity capital through capital market transactions, we anticipate using cash proceeds from such transactions to purchase additional RMBS and other target assets and for other general corporate purposes. There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.
As of December 31, 2011, we held $360.0 million in cash and cash equivalents available to support our operation, $7.5 billion of AFS, trading securities and derivative assets held at fair value, and $6.7 billion of outstanding debt in the form of repurchase agreements (excludes $45.6 million in payables to broker counterparties for unsettled security purchases). During the three months ended December 31, 2011, our debt-to-equity ratio decreased from 5.6:1.0 to 5.2:1.0, including monies borrowed to finance our investment in U.S. Treasuries. The debt-to-equity ratio funding our RMBS, residential mortgage loans, and Agency derivatives increased from 4.4:1:0 to 4.5:1.0 as we completed the investment of our offering proceeds. We believe the debt-to-equity ratio funding our RMBS, residential mortgage loans and Agency derivatives is the most meaningful debt-to-equity measure as U.S. Treasuries are viewed to be highly liquid in nature.
As of December 31, 2011, we had approximately $24.2 million of unpledged Agency securities and derivatives and $74.3 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity on unpledged RMBS of approximately $67.2 million. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
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
As of December 31, 2011 we have master repurchase agreements in place with 20 counterparties, the majority of which are U.S. domiciled financial institutions, and we continue to evaluate further counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our counterparties (lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

The following table summarizes our repurchase agreements and counterparty geographical concentration at December 31, 2011 and December 31, 2010:

	December 31, 2011			December 31, 2010
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$4,972,632	$570,534	71.3%	$825,766	$96,391	54.4%
Europe (2)	884,888	183,955	23.0%	253,029	71,279	40.2%
Asia (2)	802,628	45,954	5.7%	91,008	9,516	5.4%
Total	$6,660,148	$800,443	100.0%	$1,169,803	$177,186	100.0%
____________________
(1) Represents the net carrying value of the securities or mortgage loans sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. At December 31, 2011 and December 31, 2010, we had $45.6 million and $231.7 million, respectively, in payables due to broker counterparties for unsettled security purchases. The payables are not included in the amounts presented above.
(2) Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

For the year ended December 31, 2011, we have continued to maintain our repurchase agreement with Wells Fargo Bank. The repurchase agreement serves as a repurchase facility used from time to time to finance certain of our non-Agency securities held in our RMBS portfolio with Wells Fargo pursuant to its terms. As of December 31, 2011, borrowings under the Wells Fargo repurchase agreement were $130.0 million and unused, uncommitted capacity was $20.0 million for an aggregate maximum borrowing capacity of $150.0 million. The facility is set to mature on July 25, 2012.
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
In 2011 we began setting up a securitization issuance program by partnering with Barclays to close on a $100 million mortgage loan warehouse facility, subject to future increase. This uncommitted facility provides an aggregate maximum borrowing capacity of $100.0 million and it is set to mature on May 16, 2012, unless extended pursuant to its terms. As of December 31, 2011, borrowings under the uncommitted facility were $5.3 million and unused capacity was $94.7 million. The facility is collateralized by eligible residential mortgage loans, which are subject to margin call provisions that provide Barclays with certain rights when there has been a decline in the market value of the purchased mortgage loans.
We are subject to the following financial covenants under the Wells Fargo and Barclays repurchase agreements, as further detailed by the guaranty agreements we entered into in connection with the repurchase agreements. The following represents the most restrictive covenant calculations as of December 31, 2011 across both agreements:

(a)
As of the last business day of each calendar quarter, Total Indebtedness to Net Worth must be less than the specified Threshold Ratio in the Repurchase Agreement. As of December 31, 2011, our debt to net worth, as defined, was 4.5:1.0 while our threshold ratio, as defined, was 6.6:1.0.

(b)
As of the last business day of each calendar quarter, Liquidity must be greater than $25 million and the aggregate amount of Unrestricted Cash or Cash Equivalents must be greater than $15 million. As of December 31, 2011, our liquidity, as defined, was $360.0 million and our total unrestricted cash and cash equivalents, as defined, was $37.0 million.

(c)	As of the last business day of each calendar quarter, Net Worth must be greater than $450 million. As of December 31, 2011, our net worth, as defined, was $1.3 billion.
We are also subject to financial covenants in connection with various other International Swap and Derivative Association, or ISDA, and repurchase agreements we enter into in the normal course of our business. The covenants described above represent the most restrictive of all covenant terms under these agreements. We intend to continue to operate in a manner which complies with all of our financial covenants.

The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of repurchase agreements.

(in thousands)	December 31, 2011	December 31, 2010
Available-for-sale securities, at fair value	$6,160,229	$1,090,598
Trading securities, at fair value	1,003,301	199,523
Mortgage loans held-for-sale	5,782	—
Cash and cash equivalents	15,000	14,467
Restricted cash	94,803	11,634
Due from counterparties	32,201	10,508
Derivative assets, at fair value	145,779	30,534
Total	$7,457,095	$1,357,264

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
The following table provides the maturities of our repurchase agreements as of December 31, 2011 and December 31, 2010:

(in thousands)	December 31, 2011	December 31, 2010
Within 30 days	$1,967,009	$197,286
30 to 59 days	1,263,060	211,556
60 to 89 days	1,096,410	117,621
90 to 119 days	359,171	152,433
120 to 364 days (1)	923,248	292,157
Open maturity (2)	1,001,250	198,750
One year and over (3)	50,000	—
Total	$6,610,148	$1,169,803
____________________

(1)	120 to 364 days includes the amounts outstanding under the Wells Fargo 364-day repurchase agreement.

(2)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(3)	One year and over includes repurchase agreements with a maturity date of December 23, 2013.

For the year ended December 31, 2011, our unrestricted cash balance increased to $360.0 million from $163.9 million at December 31, 2010. The cash movements can be summarized by the following:

•
Cash flows from operating activities.   For the year ended December 31, 2011, operating activities increased our cash balances by approximately $151.6 million, primarily driven by our strong interest yield and financial results for the year.

•
Cash flows from investing activities.  For the year ended December 31, 2011, investing activities reduced our cash balances by approximately $6.3 billion. The reduction was driven by the increase in our RMBS portfolio as we deployed capital from our common stock offerings.

•
Cash flows from financing activities.   For the year ended December 31, 2011, financing activities increased our cash balance by approximately $6.4 billion, resulting from the net borrowings under repurchase agreements to fund our AFS portfolio as well as net proceeds of $1.0 billion obtained from our common stock offerings.

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

Aggregate Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements, our non-cancelable office lease and management fees payable under our management agreement:

	Due During the Year Ended December 31,
(in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Repurchase agreements (1)	$6,610,148	$50,000	$—	$—	$—	$—	$6,660,148
Interest expense on repurchase agreements (2)	14,928	3,375	—	—	—	—	18,303
Long-term operating lease obligations	155	156	157	159	66	—	693
Management fee - PRCM Advisers (3)	17,337	—	—	—	—	—	17,337
Total	$6,642,568	$53,531	$157	$159	$66	$—	$6,696,481
____________________

(1)
Repurchase agreements due in 2012 includes $1.0 billion collateralized by U.S. Treasuries that have an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(2)	Interest expense on repurchase facilities are calculated based on rates at December 31, 2011.

(3)	Contractual obligation for the management fee is estimated through the contract expiration date of October 28, 2012.

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

Other Matters
We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of the 1940 Act. If we failed to maintain our exempt status under the 1940 Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in Item 1 - Business - Other Business - Regulation of this Form 10-K. Accordingly, we monitor our compliance with both the 55% Test and the 80% Tests of the

1940 Act in order to maintain our exempt status. As of December 31, 2011, we determined that we were in maintained compliance with both the 55% Test and the 80% Test requirements.
We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the year ended December 31, 2011. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2011. Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2011, we believe that we qualified as a REIT under the Code.

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
We utilize U.S. Treasuries as well as derivative financial instruments, currently limited to interest rate swaps, swaptions, TBAs, and to a certain extent inverse interest-only securities, as of December 31, 2011, to hedge the interest rate risk associated with our portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We rely on PRCM Advisers' expertise to manage these risks on our behalf. We implement part of our hedging strategy through Capitol, our TRS, which is subject to U.S. federal, state and, if applicable, local income tax.
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
The following table provides the indices of our variable rate assets as of December 31, 2011 and December 31, 2010, respectively, based on total notional amount of bonds (dollars in thousands).

	As of December 31, 2011				As of December 31, 2010
Index Type	Floating	Hybrid(1)	Total	Index %	Floating	Hybrid(1)	Total	Index %
CMT	$—	$174,791	$174,791	14%	$—	$205,728	$205,728	40%
LIBOR	975,327	43,866	1,019,193	83%	223,643	49,904	273,547	53%
Other (2)	16,371	16,337	32,708	3%	17,722	18,032	35,754	7%
Total	$991,698	$234,994	$1,226,692	100%	$241,365	$273,664	$515,029	100%
____________________

(1)	Hybrid amounts reflect those assets with greater than 12 months to reset.

(2)	"Other" - includes COFI, MTA and other indices.

Our analysis of risks is based on PRCM Advisers' and its affiliates' experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM Advisers may produce results that differ significantly from the estimates and assumptions used in our models.
We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at December 31, 2011.
All changes in value are measured as the change from the December 31, 2011 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities, at fair value	$108,524	$67,896	$(82,408)	$(173,912)
As a % of December 31, 2011 equity	8.5%	5.3%	(6.5)%	(13.7)%
Trading securities, at fair value	$3,049	$3,049	$(7,455)	$(14,836)
As a % of December 31, 2011 equity	0.2%	0.2%	(0.6)%	(1.2)%
Mortgage loans held-for-sale, at fair value	$180	$97	$(85)	$(229)
As a % of December 31, 2011 equity	—%	—%	—%	—%
Derivatives, at fair value, net	$(105,509)	$(67,302)	$70,768	$149,779
As a % of December 31, 2011 equity	(8.3)%	(5.3)%	5.6%	11.8%
Repurchase Agreements	$(6,069)	$(4,689)	$4,963	$9,926
As a % of December 31, 2011 equity	(0.5)%	(0.4)%	0.4%	0.8%
Total Net Assets	$175	$(949)	$(14,217)	$(29,272)
As a % of December 31, 2011 total assets	—%	—%	(0.2)%	(0.4)%
As a % of December 31, 2011 equity	(0.1)%	(0.2)%	(1.1)%	(2.3)%
	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$5,428	$3,660	$1,536	$3,072
% change in net interest income	2.4%	1.6%	0.7%	1.3%

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
The AFS securities, at fair value, included in the foregoing interest rate sensitivity table under “change in value of financial position” were limited to Agency RMBS. Due to the significantly discounted prices and underlying credit risks of our non-Agency RMBS, we believe our non-Agency RMBS's valuation is inherently de-sensitized to changes in interest rates. As such, we cannot project the impact to these financial instruments and have excluded these RMBS from the interest rate sensitivity analysis. However, these non-Agency RMBS have been included in the “change in annualized net interest income” analysis.
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2011. The analysis utilizes assumptions and estimates based on management's judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
The change in annualized net interest income does not include any benefit or detriment from faster or slower prepayment rates on our Agency premium RMBS, non-Agency discount RMBS, and instruments that represent the interest payments (but not the principal) on a pool of mortgages, or interest-only securities. We anticipate that faster prepayment speeds in lower interest rate scenarios will generate lower realized yields on Agency premium and interest-only securities and higher realized yields on non-Agency discount RMBS. Similarly, we anticipate that slower prepayment speeds in higher interest rate scenarios will generate higher realized yields on Agency premium and interest-only bonds and lower realized yields on non-Agency discount RMBS. Although we have sought to construct the portfolio to limit the effect of changes in prepayment speeds, there can be no assurance this will actually occur, and the realized yield of the portfolio may be significantly different than we anticipate in changing interest rate scenarios.
Given the low interest rates at December 31, 2011, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
Market Risk
Market Value Risk.   Our AFS securities are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income. The estimated fair value of these securities fluctuates primarily due to changes in interest rates, market valuation of credit risks, and other factors. Generally, in a rising interest rate environment, we would expect the fair value of these securities to decrease; conversely, in a decreasing interest rate environment, we would expect the fair value of these securities to increase. As market volatility increases or liquidity decreases, the fair value of our assets may be adversely impacted.
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
We have audited the accompanying consolidated balance sheets of Two Harbors Investment Corp. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Two Harbors Investment Corp. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Two Harbors Investment Corp.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Ernst & Young LLP
Minneapolis, Minnesota
February 28, 2012

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2011	December 31, 2010
ASSETS
Available-for-sale securities, at fair value	$6,249,252	$1,354,405
Trading securities, at fair value	1,003,301	199,523
Mortgage loans held-for-sale, at fair value	5,782	—
Cash and cash equivalents	360,016	163,900
Total earning assets	7,618,351	1,717,828
Restricted cash	166,587	22,548
Accrued interest receivable	23,437	5,383
Due from counterparties	32,587	12,304
Derivative assets, at fair value	251,856	38,109
Other assets	7,566	1,260
Total Assets	$8,100,384	$1,797,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$6,660,148	$1,169,803
Derivative liabilities, at fair value	49,080	158
Accrued interest payable	6,456	785
Due to counterparties	45,565	231,724
Accrued expenses	8,912	2,063
Dividends payable	56,239	10,450
Income taxes payable	3,898	1
Total liabilities	6,830,298	1,414,984
Stockholders’ Equity
Preferred stock, par value $0.01per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01per share; 450,000,000 shares authorized and 140,596,708 and 40,501,212 shares issued and outstanding, respectively	1,406	405
Additional paid-in capital	1,373,099	366,974
Accumulated other comprehensive (loss) income	(58,716)	22,619
Cumulative earnings	157,452	30,020
Cumulative distributions to stockholders	(203,155)	(37,570)
Total stockholders’ equity	1,270,086	382,448
Total Liabilities and Stockholders’ Equity	$8,100,384	$1,797,432

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Year Ended
	December 31,
	2011	2010	2009
Interest income:
Available-for-sale securities	$197,126	$39,844	$2,796
Trading securities	4,159	170	—
Mortgage loans held-for-sale	2	—	—
Cash and cash equivalents	347	107	70
Total interest income	201,634	40,121	2,866
Interest expense	22,709	4,421	131
Net interest income	178,925	35,700	2,735
Other-than-temporary impairments:
Total other-than temporary impairment losses	(5,102)	—	—
Non-credit portion of loss recognized in other comprehensive income (loss)	—	—	—
Net other-than-temporary credit impairment losses	(5,102)	—	—
Other income:
Gain on investment securities, net	36,520	6,127	336
(Loss) gain on interest rate swap and swaption agreements	(86,769)	(6,344)	364
Gain on other derivative instruments	26,755	7,156	—
Total other (loss) income	(23,494)	6,939	700
Expenses:
Management fees	14,241	2,989	326
Costs associated with business combination	—	—	9,572
Costs associated with Capitol as a development stage company	—	—	1,347
Other operating expenses	9,762	4,578	1,252
Total expenses	24,003	7,567	12,497
Income (loss) before income taxes	126,326	35,072	(9,062)
Benefit from income taxes	1,106	683	318
Net income (loss)	127,432	35,755	(8,744)
Accretion of trust account income relating to common stock subject to possible conversion	—	—	(93)
Net income (loss) attributable to common stockholders	$127,432	$35,755	$(8,837)
Basic and diluted earnings (loss) per weighted average common share	$1.29	$1.60	$(0.39)
Dividends declared per common share	$1.60	$1.48	$0.26
Basic and diluted weighted average number of shares of common stock	98,826,868	22,381,683	22,941,728
Comprehensive income (loss):
Net income (loss)	$127,432	$35,755	$(8,744)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net	(81,335)	23,569	(950)
Other comprehensive (loss) income	(81,335)	23,569	(950)
Comprehensive income (loss)	$46,097	$59,324	$(9,694)
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative Earnings (Losses)	Cumulative Distributions to Stockholders	Total Stockholders' Equity
Balance, December 31, 2008	32,811,257	$2	$181,150	$—	$3,009	$—	$184,161
Initial capital issuance and contribution from formation of Two Harbors Investment Corp.	—	—	1	—	—	—	1
Accretion of trust account income relating to common stock subject to possible conversion	—	—	(93)	—	—	—	(93)
Cancellation of Capitol founders' shares	(6,562,257)	—	77,833	—	—	—	77,833
Shares converted to cash by Capitol stockholders	(6,875,130)	(1)	(67,857)	—	—	—	(67,858)
Shares acquired by Capitol as part of forward sales agreements	(5,994,661)	—	(59,167)	—	—	—	(59,167)
Conversion of par value share price	—	133	(133)	—	—	—	—
Net loss	—	—	—	—	(8,744)	—	(8,744)
Net unrealized loss on available-for-sale securities	—	—	—	(950)	—	—	(950)
Total other comprehensive loss	—	—	—	(950)	—	—	—
Total comprehensive loss							(9,694)
Common dividends declared	—	—	—	—	—	(3,484)	(3,484)
Non-cash equity award compensation	22,159	—	22	—	—	—	22
Balance, December 31, 2009	13,401,368	$134	$131,756	$(950)	$(5,735)	$(3,484)	$121,721
Net income	—	—	—	—	35,755	—	35,755
Net change in unrealized gain (loss) on available-for-sale securities	—	—	—	23,569	—	—	23,569
Total other comprehensive income	—	—	—	23,569	—	—	—
Total comprehensive income							59,324
Net proceeds from issuance of common stock, net of offering costs	27,063,381	271	235,004	—	—	—	235,275
Common dividends declared	—	—	—	—	—	(34,086)	(34,086)
Non-cash equity award compensation	36,463	—	214	—	—	—	214
Balance, December 31, 2010	40,501,212	$405	$366,974	$22,619	$30,020	$(37,570)	$382,448
Net income	—	—	—	—	127,432	—	127,432
Net change in unrealized gain (loss) on available-for-sale securities	—	—	—	(81,335)	—	—	(81,335)
Total other comprehensive loss	—	—	—	(81,335)	—	—	—
Total comprehensive income							46,097
Net proceeds from issuance of common stock, net of offering costs	100,075,746	1,001	1,005,846	—	—	—	1,006,847
Common dividends declared	—	—	—	—	—	(165,585)	(165,585)
Non-cash equity award compensation	19,750	—	279	—	—	—	279
Balance, December 31, 2011	140,596,708	$1,406	$1,373,099	$(58,716)	$157,452	$(203,155)	$1,270,086

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$127,432	$35,755	$(8,744)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on RMBS, net	(235)	2,455	528
Other-than-temporary impairment losses	5,102	—	—
Gain on investment securities, net	(36,520)	(6,127)	(336)
Loss on termination and option expiration of interest rate swaps and swaptions	16,970	4,446	—
Unrealized loss (gain) on interest rate swaps and swaptions	44,916	(1,425)	(364)
Unrealized loss (gain) on other derivative instruments	7,424	(784)	—
Equity based compensation expense	279	214	22
Purchase of mortgage loans held-for-sale	(5,782)	—	—
Net change in assets and liabilities:
Increase in accrued interest receivable	(18,054)	(2,803)	(2,580)
(Increase)/decrease in deferred income taxes, net	(5,837)	(678)	124
Decrease/(increase) in prepaid tax asset	—	490	(442)
Increase in current tax receivable	(157)	—	—
Increase in prepaid and fixed assets	(312)	(134)	(521)
Increase in accrued interest payable, net	5,671	671	114
Increase in income taxes payable	3,897	1	—
Increase in accrued expenses	6,849	1,033	837
Net cash provided by (used in) operating activities	151,643	33,114	(11,362)
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(6,321,303)	(1,363,078)	(503,064)
Proceeds from sales of available-for-sale securities	1,046,628	415,824	2,464
Principal payments on available-for-sale securities	323,294	114,704	4,993
Purchases of other derivative instruments	(285,350)	(56,461)	—
Proceeds from sales of other derivative instruments	51,214	16,638	—
Purchases of trading securities	(2,019,884)	(258,189)	—
Proceeds from sales of trading securities	1,222,959	58,516	—
(Decrease) increase in due to counterparties, net	(206,442)	224,297	(4,878)
(Increase) decrease in restricted cash	(144,039)	(13,635)	250,219
Decrease in cash held in trust account, interest and dividend income available for working capital and taxes	—	—	86
Net cash used in investing activities	(6,332,923)	(861,384)	(250,180)

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Year Ended
	December 31,
	2011	2010	2009
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$29,792,780	$4,893,467	$411,893
Principal payments on repurchase agreements	(24,302,435)	(4,135,557)	—
Common stock converted to cash at business combination	—	—	(67,858)
Common stock repurchases through forward sales agreements	—	—	(59,167)
Proceeds from issuance of common stock, net of offering costs	1,006,847	235,275	1
Dividends paid on common stock	(119,796)	(27,120)	—
Net cash provided by financing activities	6,377,396	966,065	284,869
Net increase in cash and cash equivalents	196,116	137,795	23,327
Cash and cash equivalents at beginning of year	163,900	26,105	2,778
Cash and cash equivalents at end of year	$360,016	$163,900	$26,105
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$17,039	$3,750	$18
Cash paid (received) for taxes	$991	$(497)	$—
Non-Cash Financing Activity:
Dividends declared but not paid at end of period	$56,239	$10,450	$3,484
Accretion of trust account income relating to common stock subject to conversion	$—	$—	$(93)
Reconciliation of mortgage loans held-for-sale
Mortgage loans held-for-sale at beginning of year	$—	$—	$—
Purchases of mortgage loans	5,782	—	—
Loans held-for-sale at end of year	$5,782	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 1. Organization and Operations
Two Harbors Investment Corp., or the Company, is a Maryland corporation focused on investing in, financing and managing residential mortgage-backed securities, or RMBS, residential mortgage loans, residential real properties, and other financial assets. The Company is externally managed and advised by PRCM Advisers, a subsidiary of Pine River Capital Management L.P., or Pine River, a global multi-strategy asset management firm. The Company's common stock is listed on the NYSE and its warrants are listed on the NYSE Amex under the symbols “TWO” and “TWO.WS,” respectively.
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
The Company has elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with its initial taxable period ended December 31, 2009. As long as the Company continues to comply with a number of requirements under federal tax law and maintains is qualification as a REIT, the Company generally will not be subject to U.S. federal income taxes to the extent that the Company distributes its taxable income to its stockholders on an annual basis and does not engage in prohibited transactions. However, certain activities that the Company may perform may cause it to earn income which will not be qualifying income for REIT purposes. The Company has designated certain of its subsidiaries as taxable REIT subsidiaries, or TRSs, as defined in the Code, to engage in such activities, and the Company may in the future form additional TRSs.
In 2011 the Company began setting up a securitization issuance program by partnering with Barclays Bank PLC, or Barclays, to close on a $100 million mortgage loan warehouse facility, subject to future increase. The Barclays facility will be used to aggregate residential mortgage loans that the Company will acquire from mortgage loan originators and secondary market institutions. As of December 31, 2011, the Company had purchased $5.8 million in mortgage loan assets, but had not established the securitization program as a distinct operational business segment.
In the first quarter of 2012, the Company began acquiring residential real properties in certain metropolitan areas across the United States. The Company intends to hold the properties for investment and rent them for income. See Note 19 - Subsequent Events.

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of all subsidiaries; intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared as if the Company had

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

been in place for all periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (“GAAP”).
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
Summary of Significant Accounting Policies
Investment Securities, at Fair Value
The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other residential mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans (collectively “RMBS”) issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Government National Mortgage Association (“GNMA”) (collectively, “the Agencies” or “GSEs”). The Company also invests in residential mortgage-backed securities that are not issued by the GSEs ("non-Agency RMBS") and U.S. Treasuries.
Designation
The Company classifies its RMBS securities as available-for-sale (“AFS”) investments. Although the Company generally intends to hold most of its investment securities until maturity, it may, from time to time, sell any of its investment securities as part of its overall management of its portfolio. Accordingly, the Company classifies all of its RMBS investment securities as AFS including its interest-only strips, which represent the Company's right to receive a specified portion of the contractual interest flows of specific Agency securities. All assets classified as AFS are reported at estimated fair value, with unrealized gains and losses, excluding other than temporary impairments, included in accumulated other comprehensive income (loss), a separate component of stockholders' equity, on an after-tax basis.
The Company classifies its U.S. Treasuries as trading securities. The Company's trading securities are carried at estimated fair value with changes in fair value recorded as a component of net gain on investment securities in the consolidated statement of income.
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
If listed price data is not available or insufficient, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs. The Company classifies these securities as Level 3 assets. As of December 31, 2011, 0.2% of the investment securities portfolio is categorized as Level 3.
The Company's application of ASC 820 guidance is discussed in further detail in Note 10 - Fair Value of these notes to the consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

Revenue Recognition, Premium Amortization and Discount Accretion
Interest income on securities is accrued based on the outstanding principal balance and their contractual terms. Premiums and discounts associated with RMBS that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae (collectively, “Agency RMBS”) and non-Agency RMBS rated AA and higher at the time of purchase, are amortized into interest income over the life of such securities using the effective yield method. Adjustments to premium amortization are made for actual prepayment activity. The Company estimates prepayments for its Agency interest-only securities, which represent the Company's right to receive a specified portion of the contractual interest flows of specific Agency and CMO securities. As a result, if prepayments increase (or are expected to increase), the Company will accelerate the rate of amortization on the premiums.
Interest income on the non-Agency RMBS that were purchased at a discount to par value and were rated below AA at the time of purchase is recognized based on the security's effective interest rate. The effective interest rate on these securities is based on the projected cash flows from each security, which are estimated based on the Company's observation of current information and events and include assumptions related to interest rates, prepayment rates, and the timing and amount of credit losses. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the available-for-sale securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore actual maturities of available-for-sale securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years. There can be no assurance that the Company's assumptions used to estimate future cash flows or the current period's yield for each asset would not change in the near term, and the change could be material.
Based on the projected cash flows from the Company's non-Agency RMBS purchased at a discount to par value, a portion of the purchase discount may be designated as credit protection against future credit losses and, therefore, not accreted into interest income. The amount designated as credit discount may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions, and other factors. If the performance of a security with a credit discount is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income prospectively. Conversely, if the performance of a security with a credit discount is less favorable than forecasted, an impairment charge and write-down of such security to a new cost basis results.
Impairment
The Company evaluates its investment securities, on a quarterly basis, to assess whether a decline in the fair value of an available-for-sale security below the Company's amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security's amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if an entity (i) intends to sell the security, (ii) will more likely than not be required to sell the security before it recovers in value, or (iii) does not expect to recover the security's amortized cost basis, even if the entity does not intend to sell the security. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment should be recognized currently in earnings and the cost basis of the investment security is adjusted. However, if an entity does not intend to sell the impaired debt security and it is more likely than not that it will not be required to sell before recovery, the OTTI should be separated into (i) the estimated amount relating to credit loss (“credit” component), and (ii) the amount relating to all other factors (“non-credit” component). Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss amount recognized in other comprehensive income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income in accordance with the effective interest method.
Mortgage Loans Held-for-Sale
Mortgage loans held-for-sale are reported at fair value as a result of a fair value option election. Fair value is determined under the guidance of ASC 820. The Company determines the fair value of its mortgage loans held-for-sale by type of loan and the determination is generally based on current secondary market pricing or cash flow models using market-based yield requirements. See Note 10 - Fair Value of these notes to the financial statements for details on fair value measurement. The Company classifies mortgage loans held-for-sale based on management's intent to sell them in the secondary whole loan market or include them in a securitization.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

Interest income on mortgage loans held-for-sale is recognized at the loan coupon rate. Loans are considered past due when they are 30 days past their contractual due date. Interest income recognition is suspended when mortgage loans are placed on nonaccrual status. Generally, mortgage loans are placed on nonaccrual status when delinquent for more than 60 days or when determined not to be probable of full collection. Interest accrued, but not collected, at the date mortgage loans are place on nonaccrual is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Mortgage loans are restored to accrual status only when contractually current or the collection of future payments is reasonably assured.
Cash and Cash Equivalents
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
Restricted Cash
Restricted cash represents the Company's cash held by counterparties as collateral against the Company's securities, derivatives and/or repurchase agreements. Cash held by counterparties as collateral, which resides in non-interest bearing accounts, is not available to the Company for general corporate purposes, but may be applied against amounts due to securities, derivatives or repurchase counterparties or returned to the Company when the collateral requirements are exceeded or, at the maturity of the derivative or repurchase agreement.
Accrued Interest Receivable
Accrued interest receivable represents interest that is due and payable to the Company. Cash interest is generally received within thirty days of recording the receivable.
Due from/to Counterparties, net
Due from Counterparties includes cash held by counterparties for payment of principal and interest. Due to counterparties includes cash payable by the Company upon settlement of trade positions. Due from counterparties also includes cash held by counterparties as collateral against the Company's derivatives and/or repurchase agreements but represents excess capacity and deemed unrestricted and a receivable from the counterparty as of the balance sheet date.
Derivative Financial Instruments, at Fair Value
In accordance with codified guidance of ASC 815 - Derivatives and Hedging (“ASC 815”), all derivative financial instruments, whether designated for hedging relationships or not, are recorded on the consolidated balance sheet as assets or liabilities and carried at fair value.
At the inception of a derivative contract, the Company determines whether the instrument will be part of a qualifying hedge accounting relationship or whether the Company will account for the contract as a trading instrument. Due to the volatility of the credit markets and difficulty in effectively matching pricing or cash flows, the Company has elected to treat all current derivative contracts as trading instruments. The changes in fair value of derivatives accounted for as trading instruments are reported in the consolidated statements of operations and comprehensive income (loss) as gain (loss) on interest rate swap and swaption agreements or gain on other derivative instruments depending on the type of derivative instrument.
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
The Company has provided specific disclosure regarding the location and amounts of derivative instruments in the financial statements and how derivative instruments and related hedged items are accounted for. See Note 8 - Derivative Instruments and Hedging Activities of these notes to the consolidated financial statements.
Property and Equipment
Property and equipment, stated at cost, net of accumulated depreciation, are reported in other assets in the Company's consolidated balance sheets. Included in property and equipment are certain furniture and fixtures, leasehold

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

improvements, and information technology hardware and software. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which is generally three years.
Repurchase Agreements
The Company finances the acquisition of certain of its investment securities and mortgage loans through the use of repurchase agreements. The repurchase agreements are generally short-term debt, which expire within one year. As of December 31, 2011, certain of the Company's repurchase agreements have contractual terms of greater than one year, and are considered long-term debt. Borrowings under repurchase agreements generally bear interest rates of a specified margin over one-month LIBOR and are generally uncommitted. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements.
Accrued Interest Payable
Accrued interest payable represents interest that is due and payable to third parties. Interest is generally paid within thirty days to three months of recording the payable, based upon the Company's remittance requirements.
Deferred Tax Assets and Liabilities
Income recognition for GAAP and tax differ in certain respects. These differences often reflect differing accounting treatments for tax and GAAP, such as accounting for discount and premium amortization, credit losses, asset impairments, recognition of certain operating expenses and certain valuation estimates. Some of these differences are temporary in nature and create timing mismatches between when taxable income is earned and the tax is paid versus when the GAAP income is recognized and the tax provision is recorded. Some of these differences are permanent since certain income (or expense) may be recorded for tax but not for GAAP (or vice-versa). One such significant permanent difference is the Company's ability as a REIT to deduct dividends paid to stockholders as an expense for tax, but not for GAAP.
As a result of these differences, the Company's taxable REIT subsidiaries, or TRSs, may recognize taxable income in periods prior or subsequent to when it recognizes income for GAAP. When this occurs, the TRSs pay or defer the tax liability and establish deferred tax assets or deferred tax liabilities, respectively, for GAAP.
As the income is subsequently realized in future periods under GAAP, the deferred tax asset is recognized as an expense. Alternatively, as the TRSs realize the deferred taxable income, the deferred tax liability is recognized as a reduction to taxable income. The Company's deferred tax assets and/or liabilities are generated solely by differences in GAAP and taxable income at our taxable subsidiaries. GAAP and tax differences in the REIT may create additional deferred tax assets to the extent the Company does not distribute all of its taxable income.
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code (“Code”) and the corresponding provisions of state law. To qualify as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to stockholders (not including taxable income retained in its taxable subsidiaries) within the time frame set forth in the tax Code and the Company must also meet certain other requirements. In addition, because certain activities, if performed by the Company, may cause the Company to earn income which is not qualifying for the REIT gross income tests, the Company has formed TRSs, as defined in the Code, to engage in such activities. These TRSs' activities are subject to income taxes as well as any REIT taxable income not distributed to stockholders.
The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with ASC 740, Income Taxes. The Company records these liabilities to the extent the Company deems them more likely than not to be incurred. The Company classifies interest and penalties on material uncertain tax positions as interest expense and operating expense, respectively, in its consolidated statements of operations and comprehensive of income (loss).
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

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
Accretion of Trust Account Income Relating to Common Stock Subject to Possible Conversion
The Company recorded accretion of the income earned in the Trust Account relating to the common stock subject to possible conversion based on the excess of the earnings for the period over the amount which is available to be used for working capital and taxes. Since 30% (less one share) of the shares issued in the Capitol initial public offering were subject to possible conversion, the portion of the excess earnings is presented as a deduction from net income on the Statements of Income (Loss) to appropriately reflect the amount of net income which would remain available to the common stockholders who did not elect to convert their shares to cash. The accretion of income earned in the Trust Account relating to the common stock subject to possible conversion was $92,872 for the year ended December 31, 2009.
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
In June 2011, the Financial Accounting Standards Board issued ASU No. 2011-05, which amends ASC 820, Comprehensive Income. The amendments are intended to make the presentation of items within Other Comprehensive Income (OCI) more prominent. ASU 2011-05 requires companies to present comprehensive income in either one continuous statement or two separate but consecutive financial statements. Upon effectiveness of ASU 2011-05, companies will no longer be allowed to present OCI in the statement of stockholders' equity. In addition, reclassification adjustments between OCI and net income must be presented separately on the face of the financial statements. The new guidance does not change the components of OCI or the calculation of earnings per share. ASU 2011-05 is effective for the first interim or annual period beginning on or after December 15, 2011. Early adoption is permitted and the amendments should be applied retrospectively. Adopting this ASU will not have a material impact on the Company's consolidated financial condition or results of operation.
Fair Value
In May 2011, the FASB issued ASU No. 2011-04, which amends ASC 820, Fair Value Measurements. The amendments in this ASU clarify the requirements for measuring fair value and disclosing information about fair value. It is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. The ASU will be effective is effective for the first interim or annual period beginning on or after December 15, 2011. Adopting this ASU will not have a material impact on the Company's consolidated financial condition or results of operation.
Offsetting Assets and Liabilities
In December 2011, the FASB issued ASU No. 2011-11, which amends ASC 210, Balance Sheet. The amendments in this ASU enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with ASU 210, Balance Sheet or ASU 815, Other Presentation Matters or (2) subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 is effective for the first interim or annual period beginning on or after January 1, 2013. Adopting this ASU will not have a material impact on the Company's consolidated financial condition or results of operations.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

Note 3. Available-for-Sale Securities, at Fair Value
The following table presents the Company's available-for-sale, or AFS, investment securities by collateral type, which were carried at their fair value as of December 31, 2011 and December 31, 2010:

(in thousands)	December 31, 2011	December 31, 2010
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$1,609,003	$396,888
Federal National Mortgage Association	2,414,637	556,609
Government National Mortgage Association	1,029,517	62,972
Non-agency	1,196,095	337,936
Total mortgage-backed securities	$6,249,252	$1,354,405

At December 31, 2011 and December 31, 2010, the Company pledged investment securities with a carrying value of $6.2 billion and $1.1 billion, respectively, as collateral for repurchase agreements. See Note 11 - Repurchase Agreements.
At December 31, 2011 and December 31, 2010, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and therefore classified as derivatives.
The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of December 31, 2011 and December 31, 2010:

	December 31, 2011
(in thousands)	Agency	Non-Agency	Total
Face Value	$5,692,754	$2,667,929	$8,360,683
Unamortized premium	279,640	—	279,640
Unamortized discount
Designated credit reserve	—	(782,606)	(782,606)
Net, unamortized	(1,008,780)	(540,969)	(1,549,749)
Amortized Cost	4,963,614	1,344,354	6,307,968
Gross unrealized gains	108,864	11,881	120,745
Gross unrealized losses	(19,321)	(160,140)	(179,461)
Carrying Value	$5,053,157	$1,196,095	$6,249,252

	December 31, 2010
(in thousands)	Agency	Non-Agency	Total
Face Value	$1,306,655	$594,306	$1,900,961
Unamortized premium	41,651	—	41,651
Unamortized discount
Designated credit reserve	—	(145,855)	(145,855)
Net, unamortized	(334,979)	(129,992)	(464,971)
Amortized Cost	1,013,327	318,459	1,331,786
Gross unrealized gains	9,308	21,503	30,811
Gross unrealized losses	(6,166)	(2,026)	(8,192)
Carrying Value	$1,016,469	$337,936	$1,354,405

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

The following tables present the carrying value of the Company's AFS investment securities by rate type as of December 31, 2011 and December 31, 2010:

	December 31, 2011
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$231,678	$995,014	$1,226,692
Fixed Rate	4,821,479	201,081	5,022,560
Total	$5,053,157	$1,196,095	$6,249,252

	December 31, 2010
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$269,512	$245,517	$515,029
Fixed Rate	746,957	92,419	839,376
Total	$1,016,469	$337,936	$1,354,405

When the Company purchases a credit-sensitive AFS security at a significant discount to its face value, the Company often does not amortize into income a significant portion of this discount that the Company is entitled to earn because it does not expect to collect it due to the inherent credit risk of the security. The Company may also record an other-than-temporary impairment, or OTTI, for a portion of its investment in the security to the extent the Company believes that the amortized cost will exceed the present value of expected future cash flows. The amount of principal that the Company does not amortize into income is designated as an off balance sheet credit reserve on the security, with unamortized net discounts or premiums amortized into income over time to the extent realizable.
The following table presents the changes for the years ended December 31, 2011 and 2010 of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	December 31, 2011			December 31, 2010
(in thousands)	Designated credit reserve	Unamortized net discount	Total	Designated credit reserve	Unamortized net discount	Total
Beginning balance at January 1	$(145,855)	$(129,992)	$(275,847)	$(50,187)	$(41,050)	$(91,237)
Acquisitions	(651,726)	(491,290)	(1,143,016)	(142,041)	(117,908)	(259,949)
Accretion of net discount	—	54,466	54,466	—	10,850	10,850
Realized credit losses	6,055	—	6,055	1,736	8	1,744
Reclassification adjustment for other-than-temporary impairments	(5,102)	—	(5,102)	—	—	—
Transfers from (to)	579	(579)	—	4,850	(4,850)	—
Sales, calls, other	13,443	26,426	39,869	39,787	22,958	62,745
Ending balance at December 31	$(782,606)	$(540,969)	$(1,323,575)	$(145,855)	$(129,992)	$(275,847)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of December 31, 2011 and December 31, 2010. At December 31, 2011, the Company held 854 AFS securities, of which 264 were in an unrealized loss position for less than twelve consecutive months and 20 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2010, the Company held 373 AFS securities, of which 108 were in an unrealized loss position for less than twelve months and 5 were in an unrealized loss position for more than twelve consecutive months.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2011	$1,277,120	$(175,348)	$15,608	$(4,113)	$1,292,728	$(179,461)
December 31, 2010	$310,445	$(7,183)	$1,405	$(1,009)	$311,850	$(8,192)

Evaluating AFS Securities for Other-than-Temporary Impairments
In order to evaluate AFS securities for OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows, an other-than-temporary credit impairment has occurred. If the Company does not intend to sell and is not more likely than not required to sell the security, the credit loss is recognized in earnings and the balance of the unrealized loss is recognized in other comprehensive income (loss). If the Company intends to sell the security or will be more likely than not required to sell the security, the full unrealized loss is recognized in earnings.
The Company recorded a $5.1 million other-than-temporary credit impairment during year ended December 31, 2011 on a total of thirteen non-Agency RMBS where the future expected cash flows for each security was less than its amortized cost. As of December 31, 2011, the impaired securities had weighted average cumulative losses of 5.5%, weighted average three-month prepayment speed of 1.99, weighted average 60+ day delinquency of 37.9% of the pool balance, and weighted average FICO score of 653. At December 31, 2011 the Company did not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities, therefore, only the credit loss was recognized in earnings. The Company did not record an other-than-temporary credit impairment during the years ended December 31, 2010 and 2009.
The following table presents the OTTI included in earnings for years ended December 31, 2011, 2010, and 2009:

	Year Ended
	December 31,
(in thousands)	2011	2010	2009
Cumulative credit loss at beginning of year	$—	$—	$—
Additions:
Other-than-temporary impairments not previously recognized	(5,102)	—	—
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	—	—	—
Cumulative credit loss at end of year	$(5,102)	$—	$—

Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain on investment securities, net in the Company's consolidated statements of operations and comprehensive income (loss). For the year ended December 31, 2011, the Company sold AFS securities for $1.0 billion with an amortized cost of $1.0 billion, for a

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

net realized gain of $29.7 million. For the year ended December 31, 2010, the Company sold AFS securities for $415.8 million with an amortized cost of $409.5 million, for a net realized gain of $6.3 million, which included sales of U.S. Treasuries with an amortized cost of $295.8 million.
The following table presents the gross realized gains and losses on sales of AFS securities for the years ended December 31, 2011, 2010 and 2009:

	Year Ended
	December 31,
(in thousands)	2011	2010	2009
Gross realized gains	$29,983	$6,607	$336
Gross realized losses	(316)	(332)	—
Total realized gains (losses) on sales, net	$29,667	$6,275	$336

Note 4. Trading Securities, at Fair Value
During the year ended December 31, 2011, the Company acquired and sold U.S. Treasuries in its taxable REIT subsidiary and classified these securities as trading instruments due to its short-term investment objectives. As of December 31, 2011 and December 31, 2010, the Company held U.S. Treasuries with an amortized cost of $1.0 billion and $0.2 billion and a fair value of $1.0 billion and $0.2 billion, respectively, classified as trading securities. The unrealized gains and losses included within trading securities was a positive $3.1 million as of December 31, 2011 and a negative $0.5 million as of December 31, 2010.
For the years ended December 31, 2011 and December 31, 2010, the Company sold trading securities for $1.2 billion and $58.5 million with an amortized cost of $1.2 billion and $58.2 million resulting in realized gains of $3.3 million and $0.3 million, respectively, on the sale of these investment securities. For the years ended December 31, 2011 and December 31, 2010, trading securities experienced unrealized gains of $3.5 million and unrealized losses of $0.5 million, respectively. Both realized and unrealized gains and losses are recorded as a component of gains on investment securities, net in the Company's consolidated statements of operations and comprehensive income (loss).
At December 31, 2011, the Company pledged trading securities with a carrying value of $1.0 billion as collateral for repurchase agreements. See Note 11 - Repurchase Agreements.

Note 5. Mortgage Loans Held-for-Sale, at Fair Value
Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of a fair value option election. The following table presents the carrying value of the Company's mortgage loans held-for-sale as of December 31, 2011 and December 31, 2010:

(in thousands)	December 31, 2011	December 31, 2010
Unpaid principal balance	$5,655	$—
Fair value adjustment	127	—
Carrying value	$5,782	$—

At December 31, 2011, the Company pledged mortgage loans with a carrying value of $5.8 million as collateral for repurchase agreements. See Note 11 - Repurchase Agreements.

Note 6. Restricted Cash
As of December 31, 2011 and December 31, 2010, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

The following table presents the Company's restricted cash balances:

(in thousands)	December 31, 2011	December 31, 2010
Restricted cash balances held by:
Broker counterparties for securities trading activity	$9,000	$9,000
Broker counterparties for derivatives trading activity	62,784	1,914
Repurchase counterparties as restricted collateral	94,803	11,634
Total	$166,587	$22,548

Note 7. Accrued Interest Receivable
The following table presents the Company's accrued interest receivable by collateral type:

(in thousands)	December 31, 2011	December 31, 2010
Accrued Interest Receivable:
U.S. Treasuries	$1,003	$192
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	5,844	1,509
Federal National Mortgage Association	9,770	2,201
Government National Mortgage Association	4,454	532
Non-agency	2,328	949
Total mortgage-backed securities	22,396	5,191
Mortgage loans held-for-sale	38	—
Total	$23,437	$5,383

Note 8. Derivative Instruments and Hedging Activities
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

Balance Sheet Presentation
The following table presents the gross fair value and notional amounts of the Company's derivative financial instruments treated as trading instruments as of December 31, 2011 and December 31, 2010.

(in thousands)	December 31, 2011				December 31, 2010
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$157,421	1,131,084	$—	—	$30,944	219,459	$—	—
Interest rate swap agreements	—	—	(28,790)	5,810,000	—	—	(158)	850,000
Credit default swap agreements	86,136	544,699	(14,638)	154,812	3,137	41,576	—	—
Swaptions	5,635	2,900,000	—	—	4,028	100,000	—	—
TBAs	2,664	275,000	(5,652)	850,000	—	—	—	—
Forward sale commitment	—	5,202	—	—	—	—	—	—
Total	$251,856	4,855,985	$(49,080)	6,814,812	$38,109	361,035	$(158)	850,000

The following table provides the average outstanding notional amounts of the Company's derivative financial instruments treated as trading instruments for the year ended December 31, 2011.

(in thousands)	Year Ended December 31, 2011		Year Ended December 31, 2010
Trading instruments	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Inverse interest-only securities	$885,734	$—	$176,064	$—
Interest rate swap agreements	—	3,667,493	—	377,400
Credit default swaps	250,894	135,952	16,101	—
Swaptions	1,619,452	—	6,861	—
TBAs	313,630	726,781	75,609	91,745
Forward sale commitment	128	—	—	—
Short treasuries	—	—	—	2,856

Income Statement Presentation
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

The following table summarizes the location and amount of gains and losses on derivative instruments reported in the consolidated statement of income on its derivative instruments:

(in thousands)
Trading Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Year Ended December 31,
		2011	2010	2009
Risk Management Instruments
Interest Rate Contracts
Investment securities - RMBS	Gain on other derivative instruments	$91	$2,711	$—
Investment securities - U.S. Treasuries and TBA contracts	(Loss) gain on interest rate swap and swaption agreements	6,112	(2,047)	—
Repurchase agreements	(Loss) gain on interest rate swap and swaption agreements	(92,881)	(4,297)	364
Credit default swaps - Receive protection	Gain on other derivative instruments	11,409	—	—
Non-Risk Management Instruments
Credit default swaps - Provide protection	Gain on other derivative instruments	(8,137)	(44)	—
Inverse interest-only securities	Gain on other derivative instruments	23,392	4,489	—
Total		$(60,014)	$812	$364

For the years ended December 31, 2011 and 2010 the Company recognized $24.9 million and $3.3 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from generally paying a fixed interest rate on an average $3.7 billion and $0.4 billion notional, respectively, to hedge a portion of the Company's interest rate risk on its short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest.
For the years ended December 31, 2011 and December 31, 2010, the Company terminated or had options expire on a total of 32 and 3 notional interest rate swap and swaption positions of $3.2 billion and $0.3 billion, respectively. Upon settlement of the early terminations and option expirations, the Company paid $6.0 million and $1.3 million, in 2011 and 2010 respectively, in full settlement of its net interest spread liability and recognized $17.0 million and $4.4 million in realized losses on the swaps and swaptions in 2011 and 2010, respectively, including early termination penalties.
Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the Consolidated Statements of Cash Flows. Derivative fair value adjustments are reflected within the "Unrealized loss (gain) on interest rate swaps and swaptions" and "Unrealized loss (gain) on other derivative instruments" line items and realized losses on interest rate swap and swaption agreements are reflected within the "Loss on termination of interest rate swaps and swaptions" line item within the operating activities section of the Consolidated Statements of Cash Flows. The remaining cash flow activity related to derivative instruments is reflected within the "Purchases of other derivative instruments," "Proceeds from sales of other derivative instruments," and "(Decrease) increase in due to counterparties, net" line items within the investing activities section of the Consolidated Statements of Cash Flows.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

As of December 31, 2011 and December 31, 2010, the Company had outstanding fair value of $48.4 million and $18.4 million, respectively, of interest-only securities in place to economically hedge its investment securities. These interest-only securities are included in AFS securities, at fair value, in the consolidated balance sheets. In addition, the Company holds TBA positions with $275.0 million in long notional and $850.0 million in short notional as of December 31, 2011. The Company discloses these on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. As of December 31, 2011, these contracts held a fair market value of $2.7 million, included in derivative assets, at fair value, and $5.7 million, included in derivative liabilities, at fair value, in the consolidated balance sheet as of December 31, 2011. The Company did not hold any long or short notional TBA positions as of December 31, 2010.
Mortgage Loans Held-for-Sale  - The Company is exposed to interest rate risk on mortgage loans from time of purchase until the mortgage loan is sold. Changes in interest rates impact the market price for the mortgage loans; as market interest rates decline, the value of mortgage loans held-for-sale increases and vice versa. To mitigate the impact of this risk, the Company has entered into a Forward AAA Securities Agreement with Barclays Bank pursuant to a proposed securitization transaction. As of December 31, 2011, one trade has been executed under the agreement with a notional of $5.2 million. No fair value was assigned to the derivative as it was entered into at market terms at the end of the year.
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
As of December 31, 2011 and December 31, 2010, the Company had the following outstanding interest rate swaps that were utilized as economic hedges of interest rate risk associated with the Company's short-term repurchase agreements:

(notional in thousands)
December 31, 2011
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2012	25,000	0.868%	0.315%	0.98
2013	2,025,000	0.737%	0.368%	1.55
2014	1,275,000	0.670%	0.380%	2.72
2015	820,000	1.575%	0.329%	3.52
2016	240,000	2.156%	0.316%	4.32
Total	4,385,000	0.952%	0.361%	2.41

(notional in thousands)
December 31, 2010
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2011	100,000	1.168%	0.343%	0.96
2012	25,000	0.868%	0.308%	1.98
2013	175,000	1.376%	0.306%	2.61
2014	175,000	1.671%	0.303%	3.96
2015	175,000	1.830%	0.287%	4.84
Total	650,000	1.526%	0.306%	3.29

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

The Company has also entered into interest rate swaps in combination with U.S. Treasuries and other RMBS to economically hedge funding cost and macro-financing risk. As of December 31, 2011 and December 31, 2010, the Company held $1.0 billion and $0.2 billion, respectively, in fair value of U.S. Treasuries classified as trading securities and the following outstanding interest rate swaps:

(notional in thousands)
December 31, 2011
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2013	1,250,000	0.620%	0.339%	1.54
Total	1,250,000

(notional in thousands)
December 31, 2010
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2012	200,000	0.557%	0.278%	1.80
Total	200,000

All of the Company's interest rate swap contracts receive interest at a 1-month or 3-month LIBOR rate, except the following interest rate swap entered in combination with TBA contracts to economically hedge mortgage basis widening where the Company pays interest at a 3-month LIBOR rate:

(notional in thousands)
December 31, 2011
Swaps Maturities	Notional Amounts	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2016	175,000	0.420%	1.772%	4.58
Total	175,000

The Company did not hold any interest rate swaps in combination with TBA contracts as of December 31, 2010.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

Additionally, as of December 31, 2011 and December 31, 2010, the Company had the following outstanding interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would pay a fixed rate) that were utilized as macro-economic hedges:

December 31, 2011
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Payer	< 6 Months	$16,147	$4	4.97	1,600,000	3.22%	3M Libor	3.7
Payer	≥ 6 Months	13,523	5,631	12.27	1,300,000	3.19%	3M Libor	6.5
Total Payer		$29,670	$5,635	12.26	2,900,000	3.21%	3M Libor	4.9

December 31, 2010
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Payer	≥ 6 Months	$3,348	$4,028	11.23	100,000	3.52%	3M Libor	8.5

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
Credit Risk
The Company's exposure to credit losses on its U.S. Treasuries and Agency portfolio of investment securities is limited because these securities are issued by the U.S. Department of the Treasury or government sponsored entities, or GSEs. The payment of principal and interest on the FHLMC and FNMA mortgage-backed securities are guaranteed by those respective agencies, and the payment of principal and interest on the GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government.
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
As of December 31, 2011, the Company held credit default swaps where the Company receives credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company's credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

The following table presents credit default swaps where the Company is receiving protection held as of December 31, 2011:

(notional and dollars in thousands)
December 31, 2011
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
Receive	9/20/2013	460.00	(45,000)	$2,422	$(3,127)	$(705)
	12/20/2013	172.50	(105,000)	3,742	(3,225)	517
	6/20/2016	105.00	(150,000)	2,074	(355)	1,719
	12/20/2016	684.38	(125,000)	10,200	(13,062)	(2,862)
	5/25/2046	377.23	(119,699)	67,698	(57,322)	10,376
	Total	341.94	(544,699)	$86,136	$(77,091)	$9,045

The Company did not hold any credit default swaps where the Company receives credit protection as of December 31, 2010.
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of December 31, 2011, the fair value of derivative financial instruments as an asset and liability position was $251.9 million and $49.1 million, respectively.
The Company mitigates the credit risk exposure on derivative financial instruments by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines, and the Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. As of December 31, 2011, the Company has received cash deposits from counterparties of $47.0 million and placed cash deposits of $62.9 million in accounts maintained by counterparties, of which the amounts are netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the consolidated balance sheet.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

Inverse interest-only securities with a carrying value of $157.4 million, including accrued interest receivable of $2.2 million, are accounted for as derivative financial instruments in the consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of December 31, 2011 and December 31, 2010:

(in thousands)	December 31, 2011	December 31, 2010
Face Value	$1,131,084	$219,459
Unamortized premium	—	—
Unamortized discount
Designated credit reserve	—	—
Net, unamortized	(973,066)	(190,162)
Amortized Cost	158,018	29,297
Gross unrealized gains	4,606	1,902
Gross unrealized losses	(7,385)	(665)
Carrying Value	$155,239	$30,534

As of December 31, 2011 and December 31, 2010, the Company also held credit default swaps where the Company provides credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company's credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.
The following tables present credit default swaps where the Company is providing protection held as of December 31, 2011 and December 31, 2010:

(notional and dollars in thousands)
December 31, 2011
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
Provide	7/25/2036	358.71	99,890	$2,733	$(11,089)	$(8,356)
	5/25/2046	146.18	54,922	(17,371)	13,574	(3,797)
		289.59	154,812	$(14,638)	$2,485	$(12,153)

(notional and dollars in thousands)
December 31, 2010
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
Provide	7/25/2036	378.47	41,576	$3,137	$(3,554)	$(417)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

Note 9. Other Assets
Other assets as of December 31, 2011 and December 31, 2010 are summarized in the following table:

(in thousands)	December 31, 2011	December 31, 2010
Property and equipment at cost	$322	$—
Accumulated depreciation (1)	(39)	—
Net property and equipment	283	—
Prepaid expenses	722	706
Current tax receivable	157	—
Deferred tax assets	6,391	554
Lease deposit receivable	13	—
Total other assets	$7,566	$1,260
____________________

(1)	Depreciation expense for the year ended December 31, 2011 was $39,029.

Note 10. Fair Value
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
Investment securities  - The Company holds a portfolio of AFS and trading securities that are carried at fair value in the consolidated balance sheet. AFS securities are primarily comprised of Agency and non-Agency RMBS while the Company's U.S. Treasuries are classified as trading securities. The Company determines the fair value of its U.S. Treasuries and Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. In determining the fair value of its non-Agency RMBS, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100.0% of its U.S. Treasuries as Level 1 fair value assets at December 31, 2011. The Company classified 99.8% of its RMBS AFS securities reported at fair value as Level 2 at December 31, 2011. AFS and trading securities account for 83.2% and 13.4% of all assets reported at fair value at December 31, 2011, respectively.
Mortgage loans held-for-sale  - The Company holds a portfolio of mortgage loans held-for-sale that are carried at fair value in the consolidated balance sheet as a result of a fair value election. The Company determines fair value of its mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100.0% of its mortgage loans held-for-sale as Level 3 fair value assets at December 31, 2011.
Derivative instruments  - The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps. The Company utilizes internally developed models that are widely accepted in the market to value their OTC derivative contracts. The specific terms of the contract are entered into the model, as well as market observable inputs such as interest rate forward curves and interpolated volatility assumptions. As all significant inputs into these models are market observable, the Company classified 100% of the interest rate swaps, swaptions and credit default swaps reported at fair value as Level 2 at December 31, 2011.
The Company also enters into certain other derivative financial instruments, such as TBAs and inverse interest-only securities. These instruments are similar in form to the Company's AFS securities and the Company utilizes broker quotes to value these instruments. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at December 31, 2011. The Company reported 100% of its TBAs as Level 1 as of December 31, 2011.
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

	Recurring Fair Value Measurements
	At December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$6,238,136	$11,116	$6,249,252
Trading securities	1,003,301	—	—	1,003,301
Mortgage loans held-for-sale	—	—	5,782	5,782
Derivative assets	2,664	249,192	—	251,856
Total assets	$1,005,965	$6,487,328	$16,898	$7,510,191
Liabilities
Derivative liabilities	$5,652	$43,428	$—	$49,080
Total liabilities	$5,652	$43,428	$—	$49,080

	Recurring Fair Value Measurements
	At December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$1,345,805	$8,600	$1,354,405
Trading securities	199,523	—	—	199,523
Derivative assets	—	38,109	—	38,109
Total assets	$199,523	$1,383,914	$8,600	$1,592,037
Liabilities
Derivative liabilities	$—	$158	$—	$158
Total liabilities	$—	$158	$—	$158

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

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

	Level 3 Recurring Fair Value Measurements
	Year Ended December 31, 2011
		Total Net Gains/(Losses) Included in Net Income
(in thousands)	Beginning of Period Level 3 Fair Value	Realized Gains (Losses)	Unrealized Gains (Losses)	Other Comprehensive Income		Purchases, Sales and Settlements, net (2)	Gross Transfers Into Level 3 (3)	Gross Transfers Out of Level 3	End of Period Level 3 Fair Value
Assets
Available-for-sale securities	$8,600	$(24)	$—	$(46)	(1)	$1,816	$770	$—	$11,116
Mortgage loans held-for-sale	—	—	—	—		5,782	—	—	5,782
Derivative assets	—	—	—	—		—	—	—	—
Total assets	$8,600	$(24)	$—	$(46)		$7,598	$770	$—	$16,898
____________________

(1)	Change in unrealized gains (losses) on AFS securities is recorded in equity as accumulated other comprehensive (loss) income.

(2)
During the year ended December 31, 2011, the Company purchased $5.8 million of Level 3 mortgage loans held-for-sale but had no settlements and no sales. For the same period the Company purchased $1.8 million of Level 3 AFS securities, had $17,567 in settlements and no sales.

(3)
The Company transferred one Level 2 asset in the amount of $0.8 million into Level 3 during the year ended December 31, 2011. The asset was deemed to be Level 3 based on the limited availability of third-party pricing.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

	Level 3 Recurring Fair Value Measurements
	Year Ended December 31, 2010
		Total Net Gains/(Losses) Included in Net Income
(in thousands)	Beginning of Period Level 3 Fair Value	Realized Gains (Losses)	Unrealized Gains (Losses)	Other Comprehensive Income		Purchases, Sales and Settlements, net (2)	Gross Transfers Into Level 3 (3)	Gross Transfers Out of Level 3	End of Period Level 3 Fair Value
Assets
Available-for-sale securities	$2,126	$(673)	$—	$125	(1)	$—	14,124	$(7,102)	8,600
Derivative assets	—	(7)	(17)	—		1,667	—	(1,643)	—
Total assets	$2,126	$(680)	$(17)	$125		$1,667	14,124	$(8,745)	$8,600
____________________

(1)	Change in unrealized gains (losses) on AFS securities is recorded in equity as accumulated other comprehensive (loss) income.

(2)
During the year ended December 31, 2010, the Company had no purchases, sales or settlements of Level 3 AFS securities. For the same period the Company purchased $1.7 million of Level 3 derivative assets, but had no settlements or sales.

(3)	The Company transferred one Level 2 asset into Level 3 during the year ended December 31, 2010. The asset was deemed to be Level 3 based on the limited availability of third-party pricing.

The Company did not incur transfers between Level 1 and Level 2 for the years ended December 31, 2011 and December 31, 2010. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
Nonrecurring Fair Value
The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2011, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.
Fair Value Option for Financial Assets and Financial Liabilities
The Company elected the fair value option for the residential mortgage loans it acquired in 2011. The fair value option was elected to mitigate earnings volatility by better matching the accounting for the assets with the related hedges. The residential mortgage loans are carried within mortgage loans held-for-sale on the Consolidated Balance Sheet. The Company's policy is to separately record interest income on these fair value elected loans. Upfront fees and costs related to the fair value elected loans are not deferred or capitalized. There were no fair value adjustments recorded for these loans as they were acquired at the end of the year at fair value. Future fair value adjustments will be reported in gain or loss on mortgage loans. The fair value option is irrevocable once the loan is funded.
The following table summarizes the fair value option elections and information regarding the amounts recognized in earnings for each fair value option-elected item.

	Changes included in the Consolidated Statements of Operations and Comprehensive Income (Loss)
	Year Ended December 31, 2011
(in thousands)	Interest income (expense) (1)	Gain on mortgage loans, net	Other revenue, net	Total included in net income	Change in fair value due to credit risk
Assets
Mortgage loans held-for-sale	$2	$—	$—	$2	$—
Total assets	$2	$—	$—	$2	$—
____________________

(1)	Interest income on mortgage loans held-for-sale is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

The table below provides the fair value and the unpaid principal balance for the Company's fair value option-elected loans.

December 31, 2011
(in thousands)	Unpaid principal balance	Fair value (1)
Mortgage loans held-for-sale
Total loans	$5,655	$5,782
Nonaccrual loans	$—	$—
Loans 90+ days past due	$—	$—
____________________

(1)	Excludes accrued interest receivable.

The Company did not hold any assets under the fair value option as of December 31, 2010.
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

•
AFS securities, trading securities, mortgage loans held-for-sale, derivative assets and liabilities are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the Fair Value Measurements section of this footnote.

•	Cash and cash equivalents and restricted cash have a carrying value which approximates fair value because of the short maturities of these instruments.

•
The carrying value of repurchase agreements that mature in less than one year generally approximates fair value due to the short maturities. The Company holds $50.0 million of repurchase agreements that are considered long-term. Because these contracts were entered into in December 2011, the carrying value generally approximates fair value. The Company's repurchase agreements have floating rates based on an index plus a spread. These borrowings have been recently entered into and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value.

Note 11. Repurchase Agreements
The Company had outstanding $6.7 billion of repurchase agreements, including repurchase agreements funding the Company's U.S. Treasuries of $1.0 billion. Excluding the debt associated with the Company's U.S. Treasuries and the effect of the Company's interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.78% and weighted average remaining maturities of 73 days as of December 31, 2011. The Company had outstanding $1.2 billion of repurchase agreements with a weighted average borrowing rate of 0.74% excluding the debt associated with the Company's U.S. Treasuries and the effect of the Company's interest rate swaps, and weighted average remaining maturities of 90 days as of December 31, 2010. As of December 31, 2011 and December 31, 2010, the debt associated with the Company's U.S. Treasuries had a weighted borrowing rate of 0.12% and 0.28%, respectively.
At December 31, 2011 and December 31, 2010, the repurchase agreement balances were as follows:

(in thousands)	December 31, 2011	December 31, 2010
Short-term	$6,610,148	$1,169,803
Long-term	50,000	—
Total	$6,660,148	$1,169,803

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

At December 31, 2011 and December 31, 2010, the repurchase agreements had the following characteristics:

(dollars in thousands)	December 31, 2011		December 31, 2010
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Amount Outstanding	Weighted Average Borrowing Rate
U.S. Treasuries	$1,001,250	0.12%	$198,750	0.28%
Agency RMBS	4,804,533	0.50%	745,861	0.37%
Non-Agency RMBS	731,014	2.61%	201,976	2.05%
Agency derivatives	118,032	0.97%	23,216	1.07%
Mortgage loans held-for-sale	5,319	3.20%	—	—%
Total	$6,660,148	0.68%	$1,169,803	0.66%

As of December 31, 2011, the Company's amounts outstanding under repurchase agreements includes $130.0 million of borrowings under the 364-day repurchase facility with Wells Fargo Bank National Association, or Wells Fargo. As of December 31, 2011, the facility provided an aggregate maximum borrowing capacity of $150.0 million and it is set to mature on July 25, 2012. The facility is collateralized by non-Agency RMBS and its weighted average borrowing rate as of December 31, 2011 was 2.07%. As of December 31, 2010, the Company's amounts outstanding under repurchase agreements included $70.8 million of borrowings under the 364-day repurchase facility with Wells Fargo. As of December 31, 2010, the facility provided an aggregate maximum borrowing capacity of $75.0 million. The facility was collateralized by non-Agency RMBS and its weighted average borrowing rate as of December 31, 2010 was 1.98%. The facility also subjected the Company to maintain certain financial covenants under the guaranty agreement with Wells Fargo. As of December 31, 2011 and December 31, 2010, the Company was in compliance with these covenants.
As of December 31, 2011, the Company's amounts outstanding under repurchase agreements included $5.3 million of borrowings under the 364-day repurchase facility with Barclays Bank PLC, or Barclays. The facility provides an aggregate maximum borrowing capacity of $100.0 million and it is set to mature on May 16, 2012, unless extended pursuant to its terms. The facility is collateralized by eligible residential mortgage loans and its weighted average borrowing rate as of December 31, 2011 was 3.20%. The facility also subjects the Company to maintain certain financial covenants under the guaranty agreement with Barclays. As of December 31, 2011, the Company is in compliance with these covenants. This facility did not exist at December 31, 2010.
At December 31, 2011 and December 31, 2010, the repurchase agreements had the following remaining maturities:

(in thousands)	December 31, 2011	December 31, 2010
Within 30 days	$1,967,009	$197,286
30 to 59 days	1,263,060	211,556
60 to 89 days	1,096,410	117,621
90 to 119 days	359,171	152,433
120 to 364 days (1)	923,248	292,157
Open maturity (2)	1,001,250	198,750
One year and over (3)	50,000	—
Total	$6,660,148	$1,169,803
____________________

(1)	120 to 364 days includes the amounts outstanding under the Wells Fargo 364-day borrowing facility and the Barclays 364-day borrowing facility.

(2)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(3)	One year and over includes repurchase agreements with a maturity date of December 23, 2013.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	December 31, 2011	December 31, 2010
Available-for-sale securities, at fair value	$6,160,229	$1,090,598
Trading securities, at fair value	1,003,301	199,523
Mortgage loans held-for-sale	5,782	—
Cash and cash equivalents	15,000	14,467
Restricted cash	94,803	11,634
Due from counterparties	32,201	10,508
Derivative assets, at fair value	145,779	30,534
Total	$7,457,095	$1,357,264
Although the repurchase agreements are committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
The following table summarizes certain characteristics of the Company's repurchase agreements and counterparty concentration at December 31, 2011 and December 31, 2010:

	December 31, 2011				December 31, 2010
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Equity	Weighted Average Days to Maturity
JP Morgan Chase	$2,251,879	$186,997	15%	70.0	$289,321	$8,687	2%	44.7
Barclays Capital Inc.	242,608	84,391	7%	56.7	168,291	45,060	12%	53.0
All other counterparties (2)	4,165,661	529,055	42%	74.9	712,191	123,439	32%	104.3
Total	$6,660,148	$800,443			$1,169,803	$177,186
____________________

(1)
Represents the net carrying value of the securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. At December 31, 2011 and December 31, 2010, the Company had $45.6 million and $231.7 million, respectively, in payables due to broker counterparties for unsettled security purchases. The payables are not included in the amounts presented above.

(2)	Represents amounts outstanding to 18 and 8 counterparties at December 31, 2011 and December 31, 2010, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties.

Note 12. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of December 31, 2011:
Management agreement - The Company pays PRCM Advisers a management fee equal to 1.5% per annum, calculated and payable quarterly in arrears, of the Company's stockholders' equity. For purposes of calculating the management fee, the Company's stockholders' equity means the sum of the net proceeds from all issuances of the Company's equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company's retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company pays for repurchases of the Company's common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in GAAP, and certain non-cash items after discussions between PRCM Advisers and the Company's independent directors and approval by a majority of the Company's independent directors. To the extent asset impairment reduces the

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

Company's retained earnings at the end of any completed calendar quarter; it will reduce the management fee for such quarter. The Company's stockholders' equity for the purposes of calculating the management fee could be greater than the amount of stockholders' equity shown on the consolidated financial statements. The initial term of the management agreement expires on October 28, 2012, with automatic, one-year renewals at the end of the initial term and each year thereafter.
The Company reimburses PRCM Advisers for (i) the Company's allocable share of the compensation paid by PRCM Advisers to its personnel serving as the Company's principal financial officer and general counsel and personnel employed by PRCM Advisers as in-house legal, tax, accounting, consulting, auditing, administrative, information technology, valuation, computer programming and development and back-office resources to the Company, and (ii) any amounts for personnel of PRCM Adviser's affiliates arising under a shared facilities and services agreement.
Upon termination of the management agreement by the Company without cause or by PRCM Advisers due to the Company's material breach of the management agreement, the Company is required to pay a termination fee equal to three times the sum of the average annual base management fee earned by PRCM Advisers during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
Employment contracts - The Company does not directly employ personnel. Instead the Company relies on the resources of PRCM Advisers to conduct the Company's operations. Expense reimbursements to PRCM Advisers are made in cash on a quarterly basis following the end of each quarter.
Operating leases - As of December 31, 2011, the Company was obligated under a non-cancelable operating lease for office space. Future minimum rental payments, including escalation clauses, under leases with terms of one year or more at December 31, 2011 were as follows:

(in thousands)
December 31, 2011
Year	Minimum Payment
2012	$155
2013	156
2014	157
2015	159
2016	66
$693

Expenses under the lease agreement were $90,695 for the year ended December 31, 2011.
Legal and regulatory - From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company's consolidated financial statements and therefore no accrual is required as of December 31, 2011.
Commitment to sell mortgage loans or securities - In 2011, The Company entered into forward delivery commitments to sell mortgages and mortgage-backed securities to third party investors. The forward sale commitments obligate the Company to sell a certain amount of loans or securities within a certain range of interest rates in a specified time period. Due to the nature of the commitment, the Company is exposed to interest rate and market rate risk during the commitment period. All of these commitments were accounted for as derivatives at December 31, 2011.

Note 13. Stockholders' Equity
Common stock
As of December 31, 2011, the Company had 140,596,708 shares of common stock outstanding and 33,249,000 warrants outstanding. The warrants, which can be converted into a share of common stock on a one-for-one basis, had an

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

exercise price of $11.00 per share and expire on November 7, 2013. The warrant agreement limits a holder's ability to exercise warrants to ensure that such holder's beneficial ownership or constructive ownership (as defined in our charter) does not exceed the restrictions contained in the charter limiting the ownership of shares of our common stock for purposes of maintaining our REIT qualification.
A reconciliation of the common shares outstanding from inception through December 31, 2011 is as follows:

Number of common shares
Common shares outstanding, January 1, 2009	32,811,257
Initial capital issuance from formation	—
Cancellation of Capitol Founders' shares	(6,562,257)
Common shares converted to cash	(6,875,130)
Common shares acquired by Capitol	(5,994,661)
Issuance of restricted stock (1)	22,159
Common shares outstanding, December 31, 2009	13,401,368
Issuance of common stock	27,063,381
Issuance of restricted stock (1)	36,463
Common shares outstanding, December 31, 2010	40,501,212
Issuance of common stock	100,075,746
Issuance of restricted stock (1)	19,750
Common shares outstanding, December 31, 2011	140,596,708
____________________

(1)	Represents shares of restricted stock granted under the 2009 equity incentive plan, of which 51,447 restricted shares remain subject to vesting requirements.

Distributions to stockholders
The following table presents cash dividends declared by the Company on its common stock from October 28, 2009 through December 31, 2011:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 14, 2011	December 27, 2011	January 20, 2012	$0.40
September 14, 2011	September 26, 2011	October 20, 2011	$0.40
June 14, 2011	June 24, 2011	July 20, 2011	$0.40
March 2, 2011	March 14, 2011	April 14, 2011	$0.40
December 8, 2010	December 17, 2010	January 20, 2011	$0.40
September 13, 2010	September 30, 2010	October 21, 2010	$0.39
June 14, 2010	June 30, 2010	July 22, 2010	$0.33
March 12, 2010	March 31, 2010	April 23, 2010	$0.36
December 21, 2009	December 31, 2009	January 26, 2010	$0.26

Dividend distributions for the year ended December 31, 2011 were characterized , for Federal income tax purposes, as 95.9% ordinary income and 4.1% long term capital. During 2011, a portion of the Company's ordinary dividend is classified as qualified dividend income (QDI), as defined in the Internal Revenue Code of 1986, as amended. The Company's dividends declared in 2010 and 2009 were characterized as ordinary non-qualified dividends.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) at December 31, 2011 and December 31, 2010 was as follows:

(in thousands)	December 31, 2011	December 31, 2010
Available-for-sale securities, at fair value
Unrealized gains	$120,745	$30,811
Unrealized losses	(179,461)	(8,192)
Accumulated other comprehensive income (loss)	$(58,716)	$22,619

Public offerings
On March 16, 2011, the Company completed a public offering of 25,000,000 shares of its common stock and subsequently issued an additional 3,750,000 shares of common stock pursuant to the underwriters' over-allotments at a price of $10.25 per share, for gross proceeds of approximately $294.7 million. On May 25, 2011, the Company completed a public offering of 20,000,000 shares of its common stock and subsequently issued an additional 3,000,000 shares of common stock pursuant to the underwriters' over-allotments at a price of $10.40 per share, for gross proceeds of approximately $239.2 million. On July 15, 2011, the Company completed a public offering of 42,000,000 shares of its common stock and subsequently issued an additional 6,300,000 shares of common stock pursuant to the underwriters' over-allotments at a price of $10.15 per share, for gross proceeds of approximately $490.2 million. Net proceeds to the Company from the three offerings were approximately $1.0 billion, net of issuance costs of approximately $17.6 million.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company's common stock by reinvesting some or all of the cash dividends received on shares of the Company's common stock. Stockholders may also make optional cash purchases of shares of the Company's common stock subject to certain limitation detailed in the plan prospectus. An aggregate of 7.5 million shares of our common stock have been reserved for issuance under the plan. As of December 31, 2011, 15,774 shares have been issued under the plan for total proceeds of $0.2 million.
Share Repurchase Program
On October 5, 2011, the Company's Board of Directors authorized a Share Repurchase Program, which allows the Company to repurchase up to 10,000,000 shares of its common stock. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable U.S. Securities and Exchange Commission rules. The Company did not repurchase any of its common stock during the fiscal year ended December 31, 2011.

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
On October 28, 2009, June 14, 2010, and May 18, 2011, the Company granted 22,159, 36,463, and 19,750 shares of restricted common stock, respectively, to its independent directors pursuant to the 2009 equity incentive plan. The estimated fair value of these awards was $9.59, $8.57, and $10.76 per share, respectively, based on the closing price of the Company's common stock on such date. The grants will vest in three annual installments commencing on the date of the grant, as long as such director is serving as a board member on the vesting date.

	2011		2010
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	51,235	$8.86	22,159	$9.59
Granted	19,750	10.76	36,463	8.57
Vested	(19,538)	(8.96)	(7,387)	(9.59)
Forfeited	—	—	—	—
Outstanding at End of Period	51,447	$9.55	51,235	$8.86

For the years ended December 31, 2011, 2010 and 2009, the Company recognized compensation costs related to restricted stock of $278,784, $213,545 and $21,644, respectively.

Note 15. Operating Expenses
Components of the Company's operating expenses for the years ended December 31, 2011, 2010 and 2009 are presented in the following table:

	Year Ended December 31,
	2011	2010	2009
Costs associated with business combination	$—	$—	$9,572
Costs associated with Capitol as a development stage company	—	—	1,347
Other operating expenses:
General and administrative	7,311	3,076	472
Directors and officers' insurance	563	424	155
Professional fees	1,888	1,078	625
Total operating expenses	$9,762	$4,578	$12,171

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

Note 16. Income Taxes
For the years ended December 31, 2011 and 2010, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, does not engage in prohibited transactions, and maintains its intended qualification as a REIT. The majority of states also recognize the Company's REIT status. The Company also owns taxable REIT subsidiaries (TRS),
Capitol and TH TRS Corp., which file separate tax returns and are fully taxed as standalone U.S. C-Corporations. The tables below reflect the net taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
Certain activities the Company performs may produce income which will not be qualifying income for REIT purposes. These activities include holding swaptions, credit default swaps, TBAs, and other risk-management instruments. The Company has designated Capitol to engage in such activities. The Company intends to purchase and sell mortgage loans through the secondary whole loan market and/or securitization market. The Company has designated TH TRS Corp. to engage in these activities.
The following table summarizes the tax (benefit) provision recorded at the taxable subsidiary level for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Current tax provision (benefit):
Federal	$4,731	$(6)	$(442)
State	—	—	—
Total current tax provision (benefit)	4,731	(6)	(442)
Deferred tax (benefit) provision	(5,837)	(678)	124
Total benefit from income taxes	$(1,106)	$(684)	$(318)

The Company's taxable income before dividend distributions differs from its GAAP pre-tax net income primarily due to unrealized gains and losses, the recognition of credit losses for GAAP but not tax, differences in timing of income recognition due to market discount, and original issue discount and the calculations surrounding each, and a distribution paid by Capitol to Two Harbors which is classified as a taxable dividend. These book to tax differences in the REIT are not reflected in the financial statements as the Company believes it will retain its REIT status.
The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011		2010		2009
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Computed income tax expense at federal rate	$42,951	34%	$11,924	34%	$(3,081)	(34)%
State taxes, net of federal benefit, if applicable	—	—%	—	—%	—	—%
Permanent differences in taxable income from GAAP income (loss)	2,731	2%	(5)	—%	4,012	44%
Dividends paid deduction	(46,788)	(37)%	(12,602)	(36)%	(1,249)	(14)%
Benefit from income taxes/Effective Tax Rate(1)	$(1,106)	(1)%	$(683)	(2)%	$(318)	(4)%
____________________

(1)	The benefit from income taxes is recorded at the taxable subsidiary level.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

The Company's consolidated balance sheet, as of December 31, 2011 and 2010, contains the following current and deferred tax assets and liabilities, recorded at the taxable subsidiary level:

(in thousands)	December 31, 2011	December 31, 2010
Current tax
Federal income tax payable	$(3,898)	$(1)
Current taxes receivable	157	—
State and local income tax payable	—	—
Current tax payable, net	(3,741)	(1)
Deferred tax assets (liabilities)
Deferred tax asset	9,710	723
Deferred tax liability	(3,319)	(169)
Deferred tax asset, net	6,391	554
Total tax assets and liabilities, net	$2,650	$553

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	December 31,
(in thousands)	2011	2010
Unrealized loss on derivative assets	$7,429	$392
Unrealized (gain) loss on trading securities	(1,038)	162
Total net deferred tax assets	$6,391	$554

At December 31, 2011 and December 31, 2010, the Company has not recorded a valuation allowance for any portion of its deferred tax assets as it does not believe, at a more likely than not level, that any portion of its deferred tax assets will not be realized. The Company estimates, based on existence of sufficient evidence, the ability to realize the remainder of its deferred tax assets. Any adjustments to such estimates will be made in the period such determination is made.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

Note 17. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share, or EPS, for the years ended December 31, 2011, 2010 and 2009:

	Year Ended
	December 31,
(in thousands, except share data)	2011	2010	2009
Numerator:
Net income (loss) to common stockholders for basic and diluted earnings per share	$127,432	$35,755	$(8,837)
Denominator:
Weighted average common shares outstanding	98,771,248	22,340,975	22,937,782
Weighted average restricted stock shares	55,620	40,708	3,946
Basic and diluted weighted average shares outstanding	98,826,868	22,381,683	22,941,728
Basic and Diluted Earnings (Loss) Per Share:	$1.29	$1.60	$(0.39)

For the years ended December 31, 2011, 2010 and 2009, the Company has assumed that no warrants would be exercised as the weighted average market value per share of the Company's common stock was below the strike price of the warrants and the warrants would be anti-dilutive.

Note 18. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with the Management Agreement with PRCM Advisers, the Company incurred $14.2 million, $3.0 million and $0.3 million as a management fee to PRCM Advisers for the years ended December 31, 2011, 2010 and 2009, respectively, which represents approximately 1.5% of stockholders' equity on an annualized basis as defined by the Management Agreement. In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $8.1 million, $5.5 million and $4.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Approximately $6.5 million, $4.1 million and $4.3 million was expensed for the years ended December 31, 2011, 2010 and 2009, respectively. Approximately $0.7 million, $0.1 million and $0.6 million were considered prepaid and classified as other assets on the consolidated balance sheet for the years ended December 31, 2011, 2010 and 2009. Approximately $0.9 million and $1.2 million in out-of-pocket expenses was charged against equity as a cost of raising capital for the years ended December 31, 2011 and 2010, respectively.
The Company recognized $278,784, $213,545 and $21,644 of compensation expense during the years ended December 31, 2011, 2010 and 2009, respectively, associated with the amortization of shares of restricted stock issued to the independent directors.
As of December 31, 2011 and 2010, there were 33,249,000 publicly-held registered warrants to purchase up to 33,249,000 shares of common stock issued and outstanding. Of the 33,249,000 warrants, 7,000,000 are beneficially owned by the founders of Capitol, and 2,906,918 are beneficially owned by Pine River Master Fund Ltd. and Nisswa Acquisition Master Fund Ltd., which are investment funds managed by Pine River. The Company is required to maintain a resale registration statement for the warrants and common stock issuable upon exercise thereof that are held by Pine River Master Fund Ltd., Nisswa Acquisition Master Fund Ltd., and the founders of Capitol.

Note 19. Subsequent Events
On January 17, 2012, the Company completed a public offering of 34,000,000 shares of its common stock and subsequently issued an additional 5,100,000 shares of common stock pursuant to the underwriters' over-allotments at a price of $9.17 per share, for gross proceeds of approximately $358.5 million. Net proceeds to the Company from the offerings were approximately $354.5 million, net of issuance costs of approximately $4.0 million.
In January 2012, the Company announced its plan to begin acquiring residential real properties in certain metropolitan areas across the United States. The Company intends to hold the properties for investment and rent them for income.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

On February 3, 2012, a subsidiary of the Company entered into an Acquisition Services Agreement, a Property Management Agreement and a side letter agreement regarding certain fees with Silver Bay Property Management LLC (“Silver Bay”), which is a joint venture between Provident Real Estate Advisors LLC and an affiliate, Pine River. Under the Acquisition Services Agreement, Silver Bay will assist the Company's subsidiary in identifying and acquiring a portfolio of residential real properties in various geographic areas throughout the U.S. Under the Property Management Agreement, Silver Bay will operate, maintain, repair, manage and lease the residential properties and collect rental income for the benefit of the Company and its affiliates. Pursuant to the side letter, the Company's subsidiary is obligated to pay Silver Bay for various services provided under the Acquisition Services and the Property Management Agreements.
On February 24, 2012, the Company completed a public offering of 30,000,000 shares of its common stock and subsequently issued an additional 4,500,000 shares of common stock pursuant to the underwriter's over-allotments at a price of $9.90 per share, for gross proceeds of approximately $341.6 million. Net proceeds to the Company from the offerings were approximately $337.4 million, net of issuance costs of approximately $4.2 million.
Events subsequent to December 31, 2011 were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these Consolidated Financial Statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

Note 20. Quarterly Financial Data - Unaudited

	2011 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31
Interest income:
Available-for-sale securities	$19,535	$39,959	$65,919	$71,713
Trading securities	272	805	1,706	1,376
Mortgage loans held-for-sale	—	—	—	2
Cash and cash equivalents	63	64	114	106
Total interest income	19,870	40,828	67,739	73,197
Interest expense	2,499	3,863	7,218	9,129
Net interest income	17,371	36,965	60,521	64,068
Other-than-temporary impairments:
Total other-than-temporary impairment losses	—	(294)	(3,371)	(1,437)
Non-credit portion of loss recognized in other comprehensive income (loss)	—	—	—	—
Net other-than-temporary credit impairment losses	—	(294)	(3,371)	(1,437)
Other income:
Gain on investment securities, net	1,539	3,189	31,432	360
Gain (loss) on interest rate swap agreements	1,939	(50,808)	(39,311)	1,411
Gain (loss) on other derivative instruments	5,347	9,766	22,361	(10,719)
Total other income (loss)	8,825	(37,853)	14,482	(8,948)
Expenses:
Management fees	1,550	2,728	4,785	5,178
Operating expenses	1,512	2,155	2,850	3,245
Total expenses	3,062	4,883	7,635	8,423
Income (loss) before income taxes	23,134	(6,065)	63,997	45,260
Benefit from (provision for) income taxes	(757)	5,081	(9,388)	6,170
Net income (loss)	22,377	(984)	54,609	51,430
Accretion of Trust Account income relating to common stock subject to possible conversion	—	—	—	—
Net loss attributable to other common stockholders	$22,377	$(984)	$54,609	$51,430
Basic and diluted income (loss) per share	$0.49	$(0.01)	$0.42	$0.37
Weighted average number of common shares outstanding, excluding shares subject to possible conversion - basic and diluted	45,612,376	77,101,606	130,607,566	140,592,941

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

	2010 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31
Interest income:
Available-for-sale securities	$6,153	$9,088	$11,823	$12,780
Trading securities	—	—	15	155
Mortgage loans held-for-sale	—	—	—	—
Cash and cash equivalents	6	37	27	37
Total interest income	6,159	9,125	11,865	12,972
Interest expense	518	863	1,396	1,644
Net interest income	5,641	8,262	10,469	11,328
Other-than-temporary impairments:
Total other-than-temporary impairment losses	—	—	—	—
Non-credit portion of loss recognized in other comprehensive income (loss)	—	—	—	—
Net other-than-temporary credit impairment losses	—	—	—	—
Other income:
Gain on investment securities, net	1,197	834	2,577	1,519
(Loss) gain on interest rate swap agreements	(1,547)	(4,054)	(4,436)	3,693
Gain on other derivative instruments	946	153	3,098	2,959
Total other income	596	(3,067)	1,239	8,171
Expenses:
Management fees	457	748	863	921
Operating expenses	987	1,132	1,213	1,246
Total expenses	1,444	1,880	2,076	2,167
Income (loss) before income taxes	4,793	3,315	9,632	17,332
(Provision for) benefit from income taxes	535	774	246	(872)
Net income (loss)	5,328	4,089	9,878	16,460
Accretion of Trust Account income relating to common stock subject to possible conversion	—	—	—	—
Net loss attributable to other common stockholders	$5,328	$4,089	$9,878	$16,460
Basic and diluted loss per share	$0.40	$0.18	$0.38	$0.60
Weighted average number of common shares outstanding, excluding shares subject to possible conversion - basic and diluted	13,401,368	22,466,691	26,126,212	27,532,462

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements - (continued)

	2009 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31
Interest income:
Available-for-sale securities	$—	$—	$—	$2,796
Trading securities	—	—	—	—
Mortgage loans held-for-sale	—	—	—	—
Cash and cash equivalents	49	7	1	13
Total interest income	49	7	1	2,809
Interest expense	—	—	—	131
Net interest income	49	7	1	2,678
Other-than-temporary impairments:
Total other-than-temporary impairment losses	—	—	—	—
Non-credit portion of loss recognized in other comprehensive income (loss)	—	—	—	—
Net other-than-temporary credit impairment losses	—	—	—	—
Other income:
Gain on investment securities, net	—	—	—	336
Gain (loss) on interest rate swap agreements	—	—	—	364
Gain on other derivative instruments	—	—	—	—
Total other income	—	—	—	700
Expenses:
Management fees	—	—	—	326
Operating expenses	320	1,386	1,040	9,425
Total expenses	320	1,386	1,040	9,751
Income (loss) before income taxes	(271)	(1,379)	(1,039)	(6,373)
(Provision for) benefit from income taxes	92	155	119	(48)
Net income (loss)	(179)	(1,224)	(920)	(6,421)
Accretion of Trust Account income relating to common stock subject to possible conversion	(31)	(37)	(25)	—
Net loss attributable to other common stockholders	$(210)	$(1,261)	$(945)	$(6,421)
Basic and diluted loss per share	$(0.01)	$(0.05)	$(0.04)	$(0.38)
Weighted average number of common shares outstanding, excluding shares subject to possible conversion - basic and diluted	24,936,558	24,936,558	24,936,558	16,935,316

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosures
None.

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
There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, the Company's management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Based on its assessment, the Company's management believes that, as of December 31, 2011, the Company's internal control over financial reporting was effective based on those criteria.
The Company's independent auditors, Ernst & Young LLP, have issued an attestation report on the effectiveness of the Company's internal control over financial reporting. This report appears on page 118 of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
of Two Harbors Investment Corp.
We have audited Two Harbors Investment Corp.'s (the Company's) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Conmpany's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Two Harbors Investment Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Two Harbors Investment Corp. as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 28, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Ernst & Young LLP
Minneapolis, Minnesota
February 28, 2012

Item 9B. Other Information
None.

PART III

Items 10, 11, 12, and 13.
The information required by Items 10, 11, 12, and 13 of Part III of this Annual Report is incorporated by reference to information to be set forth in the Company's definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

Item 14. Principal Accounting Fees and Services
We retained Ernst & Young LLP, or E&Y, to audit our consolidated financial statements for the year ended December 31, 2011. We also retained E&Y, as well as other accounting and consulting firms, to provide various other services in 2011.
The aggregate fees billed to us for professional services performed by E&Y were as follows for the years ended December 31, 2011 and December 31, 2010:

	Year Ended December 31,
	2011	2010
Audit fees(a)	$420,000	$345,000
Audit-related fees(b)	108,700	262,950
Tax fees(c)	57,500	187,500
Other fees(d)	—	1,995
Total principal accountant fees	$586,200	$797,445
____________________

(a)
Audit Fees pertain to the audit of our annual Consolidated Financial Statements, including review of the interim financial statements contained in our Quarterly Reports on Form 10-Q, comfort letters to underwriters in connection with our registration statements and common stock offerings, attest services, consents to the incorporation of the E&Y audit report in publicly filed documents and assistance with and review of documents filed with the SEC.

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

The services performed by E&Y in 2011 were pre-approved by our Audit Committee in accordance with the pre-approval policy set forth in our Audit Committee charter. This policy requires that all engagement fees and the terms and scope of all auditing and non-auditing services be reviewed and approved by the Audit Committee in advance of their formal initiation.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report of Form 10-K:
(1)Consolidated Financial Statements:
The consolidated financial statements of the Company, together with the independent registered public accounting firm's report thereon, are set forth in Part II, Item 8 on pages 72 through 78 of this Annual Report on Form 10-K and are incorporated herein by reference.
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
2.1
Agreement and Plan of Merger, dated as of June 11, 2009, by and among Capitol Acquisition Corp., Two Harbors Investment Corp., Two Harbors Merger Corp. and Pine River Capital Management L.P. (incorporated by reference to Annex A filed with Pre Effective Amendment No. 4 to the Registrant's Registration Statement on Form S-4 (File No. 333-160199) filed with the Securities and Exchange Commission ("SEC") on October 8, 2009 ("Amendment No. 4")).

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
4.1
Warrant Agreement between Continental Stock Transfer & Trust Company and Capitol Acquisition Corp. (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 4, 2010 ("2009 Form 10-K")).

4.2	Specimen Common Stock Certificate of Two Harbors Investment Corp. (incorporated by reference to Exhibit 4.2 to Amendment No. 4).
4.3
Specimen Warrant Certificate of Two Harbors Investment Corp. (incorporated by reference to Exhibit 4.3 filed with Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No. 333-160199) filed with the SEC on August 5, 2009).

4.4
Supplement and Amendment to Warrant Agreement between Continental Stock Transfer & Trust Company, Capitol Acquisition Corp. and Two Harbors Investment Corp. (incorporated by reference to Exhibit 4.4 to the Registrant's 2009 Form 10-K).

4.5
Second Amendment to Warrant Agreement between Two Harbors Investment Corp. and Mellon Investors Services LLC (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 13, 2010).

10.1	Management Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's 2009 Form 10-K).
10.2	Sub-Management Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's 2009 Form 10-K).
10.3	Shared Facilities and Services Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's 2009 Form 10-K).
10.4*	2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 4).
10.5*	Form of Restricted Common Stock Award (incorporated by reference to Exhibit 10.10.1 to Amendment No. 4).
10.6*	Form of Phantom Share Award (incorporated by reference to Exhibit 10.10.2 to Amendment No. 4).
10.7
Registration Rights Agreement, dated as of October 28, 2009, by and among Two Harbors Investment Corp., Capitol Acquisition Corp. and certain persons listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 28, 2009 (“Merger Closing 8-K”)).

10.8	Letter Agreement, dated as of October 28, 2009, by and between Two Harbors Investment Corp. and Integrated Holding Group LP (incorporated by reference to Exhibit 10.2 to the Merger Closing 8-K).
10.9
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

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on the Form 8-K filed with the SEC on November 19, 2009).

Exhibit Number	Exhibit Index
10.12
Master Repurchase and Securities Contract dated August 4, 2010 between Two Harbors Asset I, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on August 5, 2010).

10.13
Amendment Number 1 to Master Repurchase and Securities Contract dated November 15, 2010 between Two Harbors Asset I, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 4, 2011 ("2010 Form 10-K")).

10.14
Amendment Number 2 to Master Repurchase and Securities Contract dated as of July 26, 2011 between Two Harbors Asset I, LLC and Wells Fargo Bank, National Association (incorporated by reference to Form 8-K filed with the SEC on July 29, 2011)

10.15
Guaranty Agreement dated August 4, 2010 between Two Harbors Investment Corp. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on August 5, 2010).

10.16
Amendment Number 1 to Guaranty Agreement dated November 15, 2010 between Two Harbors Investment Corp. in favor of Wells Fargo Bank, National Association ((incorporated by reference to Exhibit 10.16 to Registrant's 2010 10-K).

10.17
Amendment Number 2 to Guaranty Agreement dated July 26, 2011 between Two Harbors Investment Corp. in favor of Wells Fargo Bank, National Association (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 29, 2011).

10.18
Master Repurchase Agreement, dated as of May 17, 2011 by and among Barclays Bank plc, TH TRS Corp. and Two Harbors Investment Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 18, 2011).

10.19
Forward AAA Securities Agreement, dated as of May 17, 2011 by and among Barclays Bank plc and TH TRS Corp. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 18, 2011).

10.20
Amended and Restated Forward AAA Securities Agreement, dated as of December 28, 2011, by and among Barclays Bank plc and TH TRS Corp. (incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 28, 2011).

10.21	Acquisition Services Agreement dated as of February 3, 2012 between Two Harbors Property Investment LLC and Silver Bay Property Management LLC (filed herewith).
10.22	Property Management Agreement dated as of February 3, 2012 between Two Harbors Property Investment LLC and Silver Bay Property Management LLC (filed herewith).
10.23	Letter Agreement dated as of February 3, 2012 between Two Harbors Property Investment LLC and Silver Bay Property Management LLC (filed herewith).
21.1	Subsidiaries of registrant (filed herewith)
31.1	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101
Financial statements from the Annual Report on Form 10-K of Two Harbors Investment Corp. for the year ended December 31, 2011, filed on February 28, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statement of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

____________________

*	Management contract or compensatory agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	February 28, 2012	By:	/s/ Thomas Siering
Thomas Siering Chief Executive Officer, President and Director (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas Siering	Chief Executive Officer, President and Director (principal executive officer)	February 28, 2012
Thomas Siering

/s/ Brad Farrell	Chief Financial Officer and Treasurer (principal accounting and financial officer)	February 28, 2012
Brad Farrell

/s/ Brian C. Taylor	Chairman of the Board of Directors	February 28, 2012
Brian C. Taylor

/s/ Mark D. Ein	Non-Executive Vice Chairman of the Board of Directors	February 28, 2012
Mark D. Ein

/s/ Stephen G. Kasnet	Director	February 28, 2012
Stephen G. Kasnet

/s/ William W. Johnson	Director	February 28, 2012
William W. Johnson

/s/ W. Reid Sanders	Director	February 28, 2012
W. Reid Sanders

/s/ Peter Niculescu	Director	February 28, 2012
Peter Niculescu