Form 10-Q
period 2012-03-31
Two Harbors Investment Corp.
filed 2012-05-04
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2012

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
As of May 4, 2012 there were 214,217,304 shares of outstanding common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Available-for-sale securities, at fair value	$9,171,511	$6,249,252
Trading securities, at fair value	1,002,090	1,003,301
Mortgage loans held-for-sale, at fair value	5,711	5,782
Investment in real estate, net	6,107	—
Cash and cash equivalents	545,688	360,016
Restricted cash	154,283	166,587
Accrued interest receivable	30,801	23,437
Due from counterparties	50,738	32,587
Derivative assets, at fair value	340,715	251,856
Other assets	23,338	7,566
Total Assets	$11,330,982	$8,100,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$8,693,756	$6,660,148
Derivative liabilities, at fair value	47,475	49,080
Accrued interest payable	9,314	6,456
Due to counterparties	413,086	45,565
Accrued expenses	9,495	8,912
Dividends payable	85,683	56,239
Income taxes payable	—	3,898
Total liabilities	9,258,809	6,830,298
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 214,207,346 and 140,596,708 shares issued and outstanding, respectively	2,142	1,406
Additional paid-in capital	2,064,423	1,373,099
Accumulated other comprehensive income (loss)	85,194	(58,716)
Cumulative earnings	209,252	157,452
Cumulative distributions to stockholders	(288,838)	(203,155)
Total stockholders’ equity	2,072,173	1,270,086
Total Liabilities and Stockholders’ Equity	$11,330,982	$8,100,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)
Interest income:
Available-for-sale securities	$84,214	$19,535
Trading securities	1,050	272
Mortgage loans held-for-sale	69	—
Cash and cash equivalents	168	63
Total interest income	85,501	19,870
Interest expense	11,467	2,499
Net interest income	74,034	17,371
Other-than-temporary impairments:
Total other-than temporary impairment losses	(4,275)	—
Non-credit portion of loss recognized in other comprehensive income	—	—
Net other-than-temporary credit impairment losses	(4,275)	—
Other income:
Gain on investment securities, net	9,931	1,539
(Loss) gain on interest rate swap and swaption agreements	(16,193)	1,939
(Loss) gain on other derivative instruments	(8,890)	5,347
Other loss	(40)	—
Total other (loss) income	(15,192)	8,825
Expenses:
Management fees	6,743	1,550
Other operating expenses	3,601	1,512
Total expenses	10,344	3,062
Income before income taxes	44,223	23,134
(Benefit from) provision for income taxes	(7,577)	757
Net income attributable to common stockholders	$51,800	$22,377
Basic and diluted earnings per weighted average common share	$0.28	$0.49
Dividends declared per common share	$0.40	$0.40
Basic and diluted weighted average number of shares of common stock	186,855,589	45,612,376
Comprehensive income:
Net income	$51,800	$22,377
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	143,910	9,115
Other comprehensive income	143,910	9,115
Comprehensive income	$195,710	$31,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENDSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders' Equity
				(unaudited)
Balance, January 1, 2011	40,501,212	$405	$366,974	$22,619	$30,020	$(37,570)	$382,448
Net income	—	—	—	—	22,377	—	22,377
Other comprehensive income	—	—	—	9,115	—	—	9,115
Net proceeds from issuance of common stock, net of offering costs	28,750,545	288	287,478	—	—	—	287,766
Common dividends declared	—	—	—	—	—	(16,200)	(16,200)
Non-cash equity award compensation	—	—	62	—	—	—	62
Balance, March 31, 2011	69,251,757	$693	$654,514	$31,734	$52,397	$(53,770)	$685,568

Balance, January 1, 2012	140,596,708	$1,406	$1,373,099	$(58,716)	$157,452	$(203,155)	$1,270,086
Net income	—	—	—	—	51,800	—	51,800
Other comprehensive income	—	—	—	143,910	—	—	143,910
Net proceeds from issuance of common stock, net of offering costs	73,610,638	736	691,264	—	—	—	692,000
Common dividends declared	—	—	—	—	—	(85,683)	(85,683)
Non-cash equity award compensation	—	—	60	—	—	—	60
Balance, March 31, 2012	214,207,346	$2,142	$2,064,423	$85,194	$209,252	$(288,838)	$2,072,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)
Cash Flows From Operating Activities:
Net income	$51,800	$22,377
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on RMBS, net	(5,925)	2,467
Other-than-temporary impairment losses	4,275	—
Gain on investment securities, net	(9,931)	(1,539)
Loss (gain) on termination and option expiration of interest rate swaps and swaptions	11,265	(1,253)
Unrealized loss (gain) on interest rate swaps and swaptions	212	(3,838)
Unrealized loss (gain) on other derivative instruments	8,026	(1,971)
Unrealized loss on mortgage loans	45	—
Equity based compensation expense	60	62
Depreciation of real estate	1	—
Proceeds from repayment of mortgage loans held-for-sale	26	—
Net change in assets and liabilities:
Increase in accrued interest receivable	(7,364)	(5,627)
Decrease in deferred income taxes, net	638	482
Increase in current tax receivable	(7,952)	—
Decrease in prepaid and fixed assets	38	204
Increase in escrow deposits	(8,496)	—
Increase in accrued interest payable, net	2,858	520
(Decrease)/increase in income taxes payable	(3,898)	275
Increase in accrued expenses	583	934
Net cash provided by operating activities	36,261	13,093
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(3,065,659)	(1,636,366)
Proceeds from sales of available-for-sale securities	170,102	71,405
Principal payments on available-for-sale securities	130,002	44,659
Purchases of other derivative instruments	(124,323)	(70,302)
Proceeds from sales of other derivative instruments	14,354	11,342
Purchases of trading securities	—	(299,337)
Proceeds from sales of trading securities	—	199,500
Purchases of investments in real estate	(6,108)	—
Increase in due to counterparties, net	349,370	97,269
Decrease (increase) in restricted cash	12,304	(16,443)
Net cash used in investing activities	(2,519,958)	(1,598,273)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$10,564,948	$3,131,249
Principal payments on repurchase agreements	(8,531,340)	(1,685,022)
Proceeds from issuance of common stock, net of offering costs	692,000	287,766
Dividends paid on common stock	(56,239)	(10,450)
Net cash provided by financing activities	2,669,369	1,723,543
Net increase in cash and cash equivalents	185,672	138,363
Cash and cash equivalents at beginning of period	360,016	163,900
Cash and cash equivalents at end of period	$545,688	$302,263
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$8,609	$1,980
Cash paid for taxes	$3,635	$1
Non-Cash Financing Activity:
Dividends declared but not paid at end of period	$85,683	$16,200
Reconciliation of mortgage loans held-for-sale:
Mortgage loans held-for-sale at beginning of period	$5,782	$—
Proceeds from repayment of mortgage loans held-for-sale	(26)	—
Unrealized loss on mortgage loans	(45)	—
Loans held-for-sale at end of period	$5,711	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

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

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2012 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2012 should not be construed as indicative of the results to be expected for the full year.
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
Significant Accounting Policies
Investment in Real Estate, Net
Beginning in early 2012, the Company began investing in single family residential properties with the intention of holding and renting the properties. Real estate is recorded at acquisition cost, allocated between land and building. Building depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company generally uses a 27.5-year estimated life with no salvage value. For properties purchased subject to an existing lease, the assets are recorded at fair value, allocated to land, building and the existing lease. Any difference between fair value and cost is recorded in the income statement. The lease value is amortized over the expected benefit period (i.e., the lease term).

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company evaluates its long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If an impairment indicator exists, the Company compares the expected future undiscounted cash flows against the carrying amount of an asset. If the sum of the estimated undiscounted cash flows is less that the carrying amount of the asset, the Company would record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset.
The lease periods are generally short term in nature (one year or less) and reflect market rental rates. Gross rental income and expenses applicable to rental income are reported in the statement of comprehensive income in other loss and other operating expenses, respectively. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and expenditures for significant renovations that improve the asset and extend the useful life of the asset are capitalized and depreciated over their estimated useful life.
Refer to Note 2 to the Consolidated Financial Statements in the Company's 2011 Annual Report on Form 10-K regarding additional significant accounting policies.
Recently Issued and/or Adopted Accounting Standards
Comprehensive Income
In June 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-05, which amends ASC 820, Comprehensive Income. The amendments are intended to make the presentation of items within Other Comprehensive Income (OCI) more prominent. ASU 2011-05 eliminates the option to present components of OCI in the statement of changes in stockholders' equity and requires companies to present all non-owner changes in stockholders' equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. In addition, reclassification adjustments between OCI and net income must be presented separately on the face of the financial statements. The new guidance does not change the components of OCI or the calculation of earnings per share. ASU 2011-05 is effective for the first interim or annual period beginning on or after December 15, 2011. Adopting this ASU did not have a material impact on the Company's condensed consolidated financial condition or results of operations. On December 23, 2011, the FASB issued ASU 2011-12, which defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. This was done to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassification out of accumulated OCI on the components of net income and comprehensive income for all periods presented. No other requirements under ASU 2011-05 are affected by this update.
Fair Value
In May 2011, the FASB issued ASU No. 2011-04, which amends ASC 820, Fair Value Measurements. The amendments in this ASU clarify the requirements for measuring fair value and disclosing information about fair value. It is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards, or IFRS. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011. Adopting this ASU did not have a material impact on the Company's condensed consolidated financial condition or results of operations.
Offsetting Assets and Liabilities
In December 2011, the FASB issued ASU No. 2011-11, which amends ASC 210, Balance Sheet. The amendments in this ASU enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with ASC 210, Balance Sheet or ASC 815, Other Presentation Matters or (2) subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 is effective for the first interim or annual period beginning on or after January 1, 2013. We anticipate that adopting this ASU will not have a material impact on the Company's condensed consolidated financial condition or results of operations.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 3. Available-for-Sale Securities, at Fair Value
The following table presents the Company's available-for-sale, or AFS, investment securities by collateral type, which were carried at their fair value as of March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$2,034,926	$1,609,003
Federal National Mortgage Association	3,801,065	2,414,637
Government National Mortgage Association	1,391,615	1,029,517
Non-Agency	1,943,905	1,196,095
Total mortgage-backed securities	$9,171,511	$6,249,252

At March 31, 2012 and December 31, 2011, the Company pledged investment securities with a carrying value of $8.6 billion and $6.2 billion, respectively, as collateral for repurchase agreements. See Note 12 - Repurchase Agreements.
At March 31, 2012 and December 31, 2011, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and therefore classified as derivatives.
The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of March 31, 2012 and December 31, 2011:

	March 31, 2012
(in thousands)	Agency	Non-Agency	Total
Face Value	$7,722,200	$4,233,247	$11,955,447
Unamortized premium	458,949	—	458,949
Unamortized discount
Designated credit reserve	—	(1,304,753)	(1,304,753)
Net, unamortized	(1,074,953)	(948,373)	(2,023,326)
Amortized Cost	7,106,196	1,980,121	9,086,317
Gross unrealized gains	142,484	48,976	191,460
Gross unrealized losses	(21,074)	(85,192)	(106,266)
Carrying Value	$7,227,606	$1,943,905	$9,171,511

	December 31, 2011
(in thousands)	Agency	Non-Agency	Total
Face Value	$5,692,754	$2,667,929	$8,360,683
Unamortized premium	279,640	—	279,640
Unamortized discount
Designated credit reserve	—	(782,606)	(782,606)
Net, unamortized	(1,008,780)	(540,969)	(1,549,749)
Amortized Cost	4,963,614	1,344,354	6,307,968
Gross unrealized gains	108,864	11,881	120,745
Gross unrealized losses	(19,321)	(160,140)	(179,461)
Carrying Value	$5,053,157	$1,196,095	$6,249,252

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present the carrying value of the Company's AFS investment securities by rate type as of March 31, 2012 and December 31, 2011:

	March 31, 2012
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$227,164	$1,683,540	$1,910,704
Fixed Rate	7,000,442	260,365	7,260,807
Total	$7,227,606	$1,943,905	$9,171,511

	December 31, 2011
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$231,678	$995,014	$1,226,692
Fixed Rate	4,821,479	201,081	5,022,560
Total	$5,053,157	$1,196,095	$6,249,252

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
The following table presents the changes for the three months ended March 31, 2012 and 2011 of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	Three Months Ended March 31,
	2012			2011
(in thousands)	Designated Credit Reserve	Unamortized Net Discount	Total	Designated Credit Reserve	Unamortized Net Discount	Total
Beginning balance at January 1	$(782,606)	$(540,969)	$(1,323,575)	$(145,855)	$(129,992)	$(275,847)
Acquisitions	(521,424)	(437,331)	(958,755)	(96,343)	(38,763)	(135,106)
Accretion of net discount	—	28,897	28,897	—	5,376	5,376
Realized credit losses	3,309	—	3,309	771	—	771
Reclassification adjustment for other-than-temporary impairments	(4,275)	—	(4,275)	—	—	—
Transfers from (to)	—	—	—	(123)	123	—
Sales, calls, other	243	1,030	1,273	8,085	5,145	13,230
Ending balance at March 31	$(1,304,753)	$(948,373)	$(2,253,126)	$(233,465)	$(158,111)	$(391,576)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of March 31, 2012 and December 31, 2011. At March 31, 2012, the Company held 1,074 AFS securities, of which 315 were in an unrealized loss position for less than twelve consecutive months and 41 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2011, the Company held 854 AFS securities, of which 264 were in an unrealized loss position for less than twelve months and 20 were in an unrealized loss position for more than twelve consecutive months.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2012	$2,893,328	$(89,623)	$172,780	$(16,643)	$3,066,108	$(106,266)
December 31, 2011	$1,277,120	$(175,348)	$15,608	$(4,113)	$1,292,728	$(179,461)

Evaluating AFS Securities for Other-than-Temporary Impairments
In order to evaluate AFS securities for OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred. If the Company does not intend to sell and is not more likely than not required to sell the security, the credit loss is recognized in earnings and the balance of the unrealized loss is recognized in other comprehensive income. If the Company intends to sell the security or will be more likely than not required to sell the security, the full unrealized loss is recognized in earnings.
The Company recorded a $4.3 million other-than-temporary credit impairment during three months ended March 31, 2012 on a total of fifteen non-Agency RMBS where the future expected cash flows for each security was less than its amortized cost. As of March 31, 2012, the impaired securities had weighted average cumulative losses of 2.5%, weighted average three-month prepayment speed of 2.31, weighted average 60+ day delinquency of 37.5% of the pool balance, and weighted average FICO score of 650. At March 31, 2012 the Company did not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities, therefore, only the projected credit loss was recognized in earnings. The Company did not record an other-than-temporary credit impairment during the three months ended March 31, 2011.
The following table presents the OTTI included in earnings for three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
(in thousands)	2012	2011
Cumulative credit loss at beginning of period	$(5,102)	$—
Additions:
Other-than-temporary impairments not previously recognized	(3,483)	—
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	(792)	—
Cumulative credit loss at end of period	$(9,377)	$—

Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain on investment securities, net in the Company's condensed consolidated statements of comprehensive income. For the three months ended March 31, 2012, the Company sold AFS securities for $170.1 million with an amortized cost of $159.0 million, for a net

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

realized gain of $11.1 million. For the three months ended March 31, 2011, the Company sold AFS securities for $71.4 million with an amortized cost of $69.8 million, for a net realized gain of $1.6 million.
The following table presents the gross realized gains and losses on sales of AFS securities for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
(in thousands)	2012	2011
Gross realized gains	$11,103	$1,808
Gross realized losses	—	(170)
Total realized gains on sales, net	$11,103	$1,638

Note 4. Trading Securities, at Fair Value
The Company holds U.S. Treasuries in its taxable REIT subsidiary and classifies these securities as trading instruments due to its short-term investment objectives. As of March 31, 2012 and December 31, 2011, the Company held U.S. Treasuries with an amortized cost of $1.0 billion and a fair value of $1.0 billion for both periods, classified as trading securities. The unrealized gains included within trading securities were $1.9 million and $3.1 million as of March 31, 2012 and December 31, 2011, respectively.
For the three months ended March 31, 2012, the Company did not sell any trading securities. For the three months ended March 31, 2011, the Company sold trading securities for $199.5 million with an amortized cost of $200.0 million, resulting in realized losses of $0.5 million on the sale of these investment securities. For the three months ended March 31, 2012 and March 31, 2011, trading securities experienced unrealized losses of $1.2 million and unrealized gains of $0.4 million, respectively. Both realized and unrealized gains and losses are recorded as a component of gains on investment securities, net in the Company's condensed consolidated statements of comprehensive income.
At March 31, 2012, the Company pledged trading securities with a carrying value of $1.0 billion as collateral for repurchase agreements. See Note 12 - Repurchase Agreements.

Note 5. Mortgage Loans Held-for-Sale, at Fair Value
Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of a fair value option election. The following table presents the carrying value of the Company's mortgage loans held-for-sale as of March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011
Unpaid principal balance	$5,629	$5,655
Fair value adjustment	82	127
Carrying value	$5,711	$5,782

At March 31, 2012, the Company pledged mortgage loans with a carrying value of $5.7 million as collateral for repurchase agreements. See Note 12 - Repurchase Agreements.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 6. Investment in Real Estate, Net
Investments in real estate consists of single family residential properties purchased by the Company with the intention to hold and rent the properties. The following table presents the carrying value of the Company's investment in real estate as of March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011
Land	$1,191	$—
Building	4,917	—
	6,108	—
Accumulated depreciation	(1)	—
Carrying value	$6,107	$—

Note 7. Restricted Cash
As of March 31, 2012 and December 31, 2011, the Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts.
The following table presents the Company's restricted cash balances:

(in thousands)	March 31, 2012	December 31, 2011
Restricted cash balances held by:
Broker counterparties for securities trading activity	$9,000	$9,000
Broker counterparties for derivatives trading activity	99,103	62,784
Repurchase counterparties as restricted collateral	46,180	94,803
Total	$154,283	$166,587

Note 8. Accrued Interest Receivable
The following table presents the Company's accrued interest receivable by collateral type:

(in thousands)	March 31, 2012	December 31, 2011
Accrued Interest Receivable:
U.S. Treasuries	$1,155	$1,003
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	7,203	5,844
Federal National Mortgage Association	13,830	9,770
Government National Mortgage Association	5,725	4,454
Non-Agency	2,854	2,328
Total mortgage-backed securities	29,612	22,396
Mortgage loans held-for-sale	34	38
Total	$30,801	$23,437

Note 9. Derivative Instruments and Hedging Activities
The Company enters into a variety of derivative and non-derivative instruments in connection with its risk management activities. The Company's primary objective for executing these derivatives and non-derivative instruments is to mitigate the Company's economic exposure to future events that are outside its control. The Company's derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company may, at times, enter into various forward contracts including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps and caps. In executing on the Company's current risk management strategy, the Company has entered into interest rate swap and swaption agreements, TBA positions and credit default

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

swaps. The Company has also entered into a number of non-derivative instruments to manage interest rate risk, principally U.S. Treasuries and Agency interest-only securities.
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
Balance Sheet Presentation
The following table presents the gross fair value and notional amounts of the Company's derivative financial instruments treated as trading instruments as of March 31, 2012 and December 31, 2011.

(in thousands)	March 31, 2012				December 31, 2011
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$246,066	1,666,707	$—	—	$157,421	1,131,084	$—	—
Interest rate swap agreements	—	—	(34,540)	7,035,000	—	—	(28,790)	5,810,000
Credit default swap agreements	62,924	541,426	(9,802)	111,450	86,136	544,699	(14,638)	154,812
Swaptions	30,214	4,300,000	—	—	5,635	2,900,000	—	—
TBAs	1,484	500,000	(3,133)	2,000,000	2,664	275,000	(5,652)	850,000
Forward sale commitment	27	5,178	—	—	—	5,202	—	—
Total	$340,715	7,013,311	$(47,475)	9,146,450	$251,856	4,855,985	$(49,080)	6,814,812

The following table provides the average outstanding notional amounts of the Company's derivative financial instruments treated as trading instruments for the three months ended March 31, 2012.

(in thousands)	Three Months Ended March 31, 2012
Trading instruments	Derivative Assets	Derivative Liabilities
Inverse interest-only securities	1,330,835	—
Interest rate swap agreements	—	6,366,593
Credit default swaps	541,888	137,567
Swaptions	3,573,077	—
TBAs	207,418	754,396
Forward sale commitment	5,186	—

Comprehensive Income Statement Presentation
The Company has not applied hedge accounting to its current derivative portfolio held to mitigate the interest rate risk associated with its debt portfolio. As a result, the Company is subject to volatility in its earnings due to movement in the unrealized gains and losses associated with its interest rate swaps and its other derivative instruments.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statement of comprehensive income on its derivative instruments:

(in thousands)
Trading Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2012	2011
Risk Management Instruments
Interest Rate Contracts
Investment securities - RMBS	(Loss) gain on other derivative instruments	$(2,637)	$(258)
Investment securities - U.S. Treasuries and TBA contracts	(Loss) gain on interest rate swap and swaption agreements	(1,648)	(410)
Mortgage loans held-for-sale	(Loss) gain on other derivative instruments	13	—
Repurchase agreements	(Loss) gain on interest rate swap and swaption agreements	(14,545)	2,349
Credit default swaps - Receive protection	(Loss) gain on other derivative instruments	(24,301)	—
Non-Risk Management Instruments
Credit default swaps - Provide protection	(Loss) gain on other derivative instruments	8,220	2,338
Inverse interest-only securities	(Loss) gain on other derivative instruments	9,815	3,267
Total		$(25,083)	$7,286

For the three months ended March 31, 2012 and 2011, the Company recognized $4.7 million and $3.2 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from generally paying a fixed interest rate on an average $6.4 billion and $1.3 billion notional, respectively, to hedge a portion of the Company's interest rate risk on its short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest.
For the three months ended March 31, 2012 and 2011, the Company terminated or had options expire on a total of 11 and 4 interest rate swap and swaption positions of $0.9 billion notional and $0.4 billion notional, respectively. Upon settlement of the early terminations and option expirations, the Company paid $0.5 million and $0.4 million in 2012 and 2011, respectively, in full settlement of its net interest spread liability and recognized $11.3 million in realized losses and and $1.3 million in realized gains on the swaps and swaptions in 2012 and 2011, respectively, including early termination penalties.
For the three months ended March 31, 2012, the Company terminated a total of 4 credit default swap positions totaling $85.0 million notional. Upon settlement of the early terminations, the Company received $10,492 in full settlement of its net interest spread receivable and recognized $1.6 million in realized losses on the credit default swaps, including early termination penalties. The Company did not terminate any credit default swap positions during the three months ended March 31, 2011.
Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Derivative fair value adjustments are reflected within the unrealized loss (gain) on interest rate swaps and swaptions and unrealized loss (gain) on other derivative instruments line items and realized losses on interest rate swap and swaption agreements are reflected within the loss on termination of interest rate swaps and swaptions line item within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the purchases of other derivative instruments, proceeds from sales of other derivative instruments and (decrease) increase in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

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
As of March 31, 2012 and December 31, 2011, the Company had outstanding fair value of $60.6 million and $48.4 million, respectively, of interest-only securities in place to economically hedge its investment securities. These interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets. In addition, the Company held TBA positions with $500.0 million and $275.0 million in long notional and $2.0 billion and $850.0 million in short notional as of March 31, 2012 and December 31, 2011, respectively. The Company discloses these on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. As of March 31, 2012 and December 31, 2011, these contracts held a fair market value of $1.5 million and $2.7 million, included in derivative assets, at fair value, and $3.1 million and $5.7 million, included in derivative liabilities, at fair value, in the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, respectively.
Mortgage Loans Held-for-Sale  - The Company is exposed to interest rate risk on mortgage loans from the time of purchase until the mortgage loan is sold. Changes in interest rates impact the market price for the mortgage loans. For example, as market interest rates decline, the value of mortgage loans held-for-sale increases, and vice versa. To mitigate the impact of this risk, the Company entered into a Forward AAA Securities Agreement, or the Forward Agreement, with Barclays Bank PLC, or Barclays, under which Barclays would purchase certain securities issued in connection with a potential securitization transaction involving mortgage loans subject to the Forward Agreement. As of March 31, 2012 and December 31, 2011, one trade has been executed under the Forward Agreement with a notional of $5.2 million for both period ends and a fair value of $26,701 as of March 31, 2012. No fair value was assigned to the derivative at December 31, 2011 as it was entered into at market terms at the end of the year.
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
As of March 31, 2012 and December 31, 2011, the Company had the following outstanding interest rate swaps that were utilized as economic hedges of interest rate risk associated with the Company's short-term repurchase agreements:

(notional in thousands)
March 31, 2012
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2012	25,000	0.868%	0.563%	0.73
2013	2,275,000	0.713%	0.513%	1.31
2014	1,675,000	0.644%	0.553%	2.32
2015	1,670,000	1.136%	0.504%	3.09
2016 and Thereafter	390,000	1.342%	0.498%	4.46
Total	6,035,000	0.852%	0.521%	2.28

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(notional in thousands)
December 31, 2011
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2012	25,000	0.868%	0.315%	0.98
2013	2,025,000	0.737%	0.368%	1.55
2014	1,275,000	0.670%	0.380%	2.72
2015	820,000	1.575%	0.329%	3.52
2016	240,000	2.156%	0.316%	4.32
Total	4,385,000	0.952%	0.361%	2.41

The Company has also entered into interest rate swaps in combination with U.S. Treasuries to economically hedge funding cost risk. As of March 31, 2012 and December 31, 2011, the Company held $1.0 billion in fair value of U.S. Treasuries classified as trading securities and the following outstanding interest rate swaps:

(notional in thousands)
March 31, 2012
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2013	1,000,000	0.644%	0.515%	1.26
Total	1,000,000

(notional in thousands)
December 31, 2011
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2013	1,250,000	0.620%	0.339%	1.54
Total	1,250,000

As of March 31, 2012, all of the Company's interest rate swap contracts receive interest at a 1-month or 3-month LIBOR rate. As of December 31, 2011, all of the Company's interest rate swap contracts received interest at a 1-month or 3-month LIBOR rate, except the following interest rate swap entered in combination with TBA contracts to economically hedge mortgage basis widening where the Company paid interest at a 3-month LIBOR rate:

(notional in thousands)
December 31, 2011
Swaps Maturities	Notional Amounts	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2016	175,000	0.420%	1.772%	4.58
Total	175,000

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Additionally, as of March 31, 2012 and December 31, 2011, the Company had the following outstanding interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would pay a fixed rate) that were utilized as macro-economic hedges:

March 31, 2012
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Payer	< 6 Months	$13,653	$452	5.84	1,800,000	3.06%	3M Libor	4.0
Payer	≥ 6 Months	30,965	29,762	16.40	2,500,000	3.73%	3M Libor	9.3
Total Payer		$44,618	$30,214	15.89	4,300,000	3.45%	3M Libor	7.1

December 31, 2011
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Payer	< 6 Months	$16,147	$4	4.97	1,600,000	3.22%	3M Libor	3.7
Payer	≥ 6 Months	13,523	5,631	12.27	1,300,000	3.19%	3M Libor	6.5
Total Payer		$29,670	$5,635	12.26	2,900,000	3.21%	3M Libor	4.9

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
Credit Risk
The Company's exposure to credit losses on its U.S. Treasuries and Agency portfolio of investment securities is limited because these securities are issued by the U.S. Department of the Treasury or government sponsored entities, or GSEs. The payment of principal and interest on the Freddie Mac and Fannie Mae mortgage-backed securities are guaranteed by those respective agencies, and the payment of principal and interest on the Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the U.S. Government.
For non-Agency investment securities, the Company enters into credit default swaps to hedge credit risk. In future periods, the Company could enhance its credit risk protection, enter into further paired derivative positions, including both long and short credit default swaps and/or seek opportunistic trades in the event of a market disruption (see "Non-Risk Management Activities" section). The Company also has processes and controls in place to monitor, analyze, manage and mitigate its credit risk with respect to non-Agency RMBS.
As of March 31, 2012, the Company held credit default swaps where the Company receives credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company's credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present credit default swaps where the Company is receiving protection held as of March 31, 2012 and December 31, 2011:

(notional and dollars in thousands)
March 31, 2012
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
Receive	9/20/2013	460.00	(45,000)	$277	$(3,127)	$(2,850)
	12/20/2013	181.91	(105,000)	1,312	(3,225)	(1,913)
	6/20/2016	105.00	(150,000)	(2,480)	(355)	(2,835)
	12/20/2016	683.22	(122,000)	3,556	(13,062)	(9,506)
	5/25/2046	377.23	(119,426)	60,259	(57,322)	2,937
	Total	339.76	(541,426)	$62,924	$(77,091)	$(14,167)

(notional and dollars in thousands)
December 31, 2011
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
Receive	9/20/2013	460.00	(45,000)	$2,422	$(3,127)	$(705)
	12/20/2013	172.50	(105,000)	3,742	(3,225)	517
	6/20/2016	105.00	(150,000)	2,074	(355)	1,719
	12/20/2016	684.38	(125,000)	10,200	(13,062)	(2,862)
	5/25/2046	377.23	(119,699)	67,698	(57,322)	10,376
	Total	341.94	(544,699)	$86,136	$(77,091)	$9,045

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of March 31, 2012, the fair value of derivative financial instruments as an asset and liability position was $340.7 million and $47.5 million, respectively.
The Company mitigates the credit risk exposure on derivative financial instruments by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines, and the Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. As of March 31, 2012, the Company has received cash deposits from counterparties of $55.6 million and placed cash deposits of $101.8 million in accounts maintained by counterparties, of which the amounts are netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the condensed consolidated balance sheet.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Non-Risk Management Activities
The Company has entered into certain financial instruments that are considered derivative contracts under ASC 815 that are not for purposes of hedging. These contracts are currently limited to inverse interest-only RMBS and credit default swaps.
Inverse interest-only securities with a carrying value of $246.1 million, including accrued interest receivable of $3.1 million, are accounted for as derivative financial instruments in the condensed consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011
Face Value	$1,666,707	$1,131,084
Unamortized premium	—	—
Unamortized discount
Designated credit reserve	—	—
Net, unamortized	(1,424,110)	(973,066)
Amortized Cost	242,597	158,018
Gross unrealized gains	9,475	4,606
Gross unrealized losses	(9,127)	(7,385)
Carrying Value	$242,945	$155,239

As of March 31, 2012 and December 31, 2011, the Company also held credit default swaps where the Company provides credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company's credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.
The following tables present credit default swaps where the Company is providing protection held as of March 31, 2012 and December 31, 2011:

(notional and dollars in thousands)
March 31, 2012
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
Provide	7/25/2036	352.46	58,795	$3,682	$(7,403)	$(3,721)
	5/25/2046	146.18	52,655	(13,484)	13,574	90
		255.01	111,450	$(9,802)	$6,171	$(3,631)

(notional and dollars in thousands)
December 31, 2011
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
Provide	7/25/2036	358.71	99,890	$2,733	$(11,089)	$(8,356)
	5/25/2046	146.18	54,922	(17,371)	13,574	(3,797)
		289.59	154,812	$(14,638)	$2,485	$(12,153)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 10. Other Assets
Other assets as of March 31, 2012 and December 31, 2011 are summarized in the following table:

(in thousands)	March 31, 2012	December 31, 2011
Property and equipment at cost	$465	$322
Accumulated depreciation (1)	(72)	(39)
Net property and equipment	393	283
Prepaid expenses	574	722
Current tax receivable	8,109	157
Deferred tax assets	5,753	6,391
Escrow deposits	8,496	—
Lease deposit	13	13
Total other assets	$23,338	$7,566
____________________

(1)	Depreciation expense for the three months ended March 31, 2012 was $33,182.

Note 11. Fair Value
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

Level 1
Inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date under current market conditions. Additionally, the entity must have the ability to access the active market and the quoted prices cannot be adjusted by the entity.

Level 2
Inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full-term of the assets or liabilities.

Level 3
Unobservable inputs are supported by little or no market activity. The unobservable inputs represent the assumptions that market participants would use to price the assets and liabilities, including risk. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.
Investment securities  - The Company holds a portfolio of AFS and trading securities that are carried at fair value in the condensed consolidated balance sheet. AFS securities are primarily comprised of Agency and non-Agency RMBS while the Company's U.S. Treasuries are classified as trading securities. The Company determines the fair value of its U.S. Treasuries and Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. In determining the fair value of its non-Agency RMBS, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing providers,

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100.0% of its U.S. Treasuries as Level 1 fair value assets at March 31, 2012. The Company classified 100.0% of its RMBS AFS securities reported at fair value as Level 2 at March 31, 2012. AFS and trading securities account for 87.2% and 9.5% of all assets reported at fair value at March 31, 2012, respectively.
Mortgage loans held-for-sale  - The Company holds a portfolio of mortgage loans held-for-sale that are carried at fair value in the condensed consolidated balance sheet as a result of a fair value option election. The Company determines fair value of its mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 100.0% of its mortgage loans held-for-sale as Level 3 fair value assets at March 31, 2012.
Derivative instruments  - The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps. The Company utilizes internally developed models that are widely accepted in the market to value their OTC derivative contracts. The specific terms of the contract are entered into the model as well as market observable inputs such as interest rate forward curves and interpolated volatility assumptions. As all significant inputs into these models are market observable, the Company classified 100% of the interest rate swaps, swaptions and credit default swaps reported at fair value as Level 2 at March 31, 2012.
The Company also enters into certain other derivative financial instruments, such as TBAs and inverse interest-only securities. These instruments are similar in form to the Company's AFS securities and the Company utilizes broker quotes to value these instruments. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at March 31, 2012. The Company reported 100% of its TBAs as Level 1 as of March 31, 2012.
The Company's risk management committee governs trading activity relating to derivative instruments. The Company's policy is to minimize credit exposure related to financial derivatives used for hedging by limiting the hedge counterparties to major banks, financial institutions, exchanges, and private investors who meet established capital and credit guidelines as well as by limiting the amount of exposure to any individual counterparty.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

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

	Recurring Fair Value Measurements
	At March 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$9,171,511	$—	$9,171,511
Trading securities	1,002,090	—	—	1,002,090
Mortgage loans held-for-sale	—	—	5,711	5,711
Derivative assets	1,484	339,231	—	340,715
Total assets	$1,003,574	$9,510,742	$5,711	$10,520,027
Liabilities
Derivative liabilities	$3,133	$44,342	$—	$47,475
Total liabilities	$3,133	$44,342	$—	$47,475

	Recurring Fair Value Measurements
	At December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$6,238,136	$11,116	$6,249,252
Trading securities	1,003,301	—	—	1,003,301
Mortgage loans held-for-sale	—	—	5,782	5,782
Derivative assets	2,664	249,192	—	251,856
Total assets	$1,005,965	$6,487,328	$16,898	$7,510,191
Liabilities
Derivative liabilities	$5,652	$43,428	$—	$49,080
Total liabilities	$5,652	$43,428	$—	$49,080

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2012, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

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

	Level 3 Recurring Fair Value Measurements
	Three Months Ended March 31, 2012
	Assets
(in thousands)	Available-For-Sale Securities	Mortgage Loans Held-For-Sale
Beginning of period level 3 fair value	$11,116	$5,782
Gains/(losses) Included in net income:
Realized gains (losses)	—	—
Unrealized gains (losses)	—	(45)	(2)
Total net gains/(losses) Included in net income	—	(45)
Other comprehensive income (1)	—	—
Purchases	—	—
Sales	—	—
Settlements	—	(26)
Gross transfers Into level 3	—	—
Gross transfers out of level 3	(11,116)	—
End of period level 3 fair value	$—	$5,711
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(45)	(3)
___________________

(1)	Change in unrealized gains (losses) on AFS securities is recorded in equity as accumulated other comprehensive (loss) income.

(2)
For the three months ended March 31, 2012 , the change in unrealized losses on mortgage loans held-for-sale were recorded in other loss on the condensed consolidated statements of comprehensive income.

(3)
For the three months ended March 31, 2012 , the change in unrealized losses on mortgage loans held-for-sale that were held at the end of the reporting period were recorded in other loss on the condensed consolidated statements of comprehensive income.

The Company transferred three Level 3 assets in the amount of $11.1 million into Level 2 during the three months ended March 31, 2012. The assets were deemed to be Level 2 based on the availability of third-party pricing. The Company did not incur transfers between Level 1 and Level 2 for the three months ended March 31, 2012. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The table below presents information about the significant unobservable inputs used in the fair value measurement for the Company's Level 3 assets measured at fair value.

	Quantitative Information about Level 3 Fair Value Measurement
	As of March 31, 2012
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Value
Mortgage loans held-for-sale			Constant prepayment speed	17.80%
	$5,711	Discounted cash flow	Expected default	3.00%
			Severity	25.00%
			Discount rate	4.22%
___________________

(1)
Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement. A change in the assumption used for the probability of default may be accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

Fair Value Option for Financial Assets and Financial Liabilities
The Company elected the fair value option for the residential mortgage loans it acquires. The fair value option was elected to mitigate earnings volatility by better matching the accounting for the assets with the related hedges. The residential mortgage loans are carried within mortgage loans held-for-sale on the condensed consolidated balance sheet. The Company's policy is to separately record interest income on these fair value elected loans. Upfront fees and costs related to the fair value elected loans are not deferred or capitalized. Fair value adjustments are reported in other loss on the condensed consolidated statements of comprehensive income. The fair value option is irrevocable once the loan is acquired.
The following table summarizes the fair value option elections and information regarding the amounts recognized in earnings for each fair value option-elected item.

	Changes included in the Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended March 31, 2012
(in thousands)	Interest Income (1)	Loss on Mortgage Loans (2)	Total Included in Net Income	Change in Fair Value Due to Credit Risk
Assets
Mortgage loans held-for-sale	$69	$(45)	$24	$—
Total assets	$69	$(45)	$24	$—
____________________

(1)	Interest income on mortgage loans held-for-sale is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.

(2)	Loss on mortgage loans is recorded in other loss on the condensed consolidated statements of comprehensive income.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The table below provides the fair value and the unpaid principal balance for the Company's fair value option-elected loans.

	March 31, 2012		December 31, 2011
(in thousands)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Mortgage loans held-for-sale
Total loans	$5,629	$5,711	$5,655	$5,782
Nonaccrual loans	$—	$—	$—	$—
Loans 90+ days past due	$—	$—	$—	$—
____________________

(1)	Excludes accrued interest receivable.

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

•
Cash and cash equivalents and restricted cash have a carrying value which approximates fair value because of the short maturities of these instruments. The Company categorizes the fair value measurement of these assets as Level 1.

•
The carrying value of repurchase agreements that mature in less than one year generally approximates fair value due to the short maturities. The Company holds $80.0 million of repurchase agreements that are considered long-term. The Company's long-term repurchase agreements have floating rates based on an index plus a spread. These borrowings have been recently entered into and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 1.

Note 12. Repurchase Agreements
The Company had outstanding $8.7 billion of repurchase agreements, including repurchase agreements funding the Company's U.S. Treasuries of $1.0 billion. Excluding the debt associated with the Company's U.S. Treasuries and the effect of the Company's interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.69% and weighted average remaining maturities of 80 days as of March 31, 2012. The Company had outstanding $6.7 billion of repurchase agreements with a weighted average borrowing rate of 0.78%, excluding the debt associated with the Company's U.S. Treasuries and the effect of the Company's interest rate swaps, and weighted average remaining maturities of 73 days as of December 31, 2011. As of March 31, 2012 and December 31, 2011, the debt associated with the Company's U.S. Treasuries had a weighted borrowing rate of 0.20% and 0.12%, respectively.
At March 31, 2012 and December 31, 2011, the repurchase agreement balances were as follows:

(in thousands)	March 31, 2012	December 31, 2011
Short-term	$8,613,756	$6,610,148
Long-term	80,000	50,000
Total	$8,693,756	$6,660,148

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At March 31, 2012 and December 31, 2011, the repurchase agreements had the following characteristics:

(dollars in thousands)	March 31, 2012		December 31, 2011
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Amount Outstanding	Weighted Average Borrowing Rate
U.S. Treasuries	$1,001,250	0.20%	$1,001,250	0.12%
Agency RMBS	6,499,814	0.43%	4,804,533	0.50%
Non-Agency RMBS	1,009,353	2.29%	731,014	2.61%
Agency derivatives	178,048	1.14%	118,032	0.97%
Mortgage loans held-for-sale	5,291	3.14%	5,319	3.20%
Total	$8,693,756	0.63%	$6,660,148	0.68%

As of March 31, 2012, the amounts outstanding under repurchase agreements includes $96.3 million of borrowings under the 364-day repurchase facility with Wells Fargo Bank National Association, or Wells Fargo. As of March 31, 2012, the facility provided an aggregate maximum borrowing capacity of $150.0 million and is set to mature on July 25, 2012. The facility is collateralized by non-Agency RMBS and its weighted average borrowing rate as of March 31, 2012 was 1.98%. As of December 31, 2011, the amounts outstanding under repurchase agreements included $130.0 million of borrowings under the 364-day repurchase facility with Wells Fargo. As of December 31, 2011, the facility provided an aggregate maximum borrowing capacity of $150.0 million. The facility was collateralized by non-Agency RMBS and its weighted average borrowing rate as of December 31, 2011 was 2.07%. The facility requires the Company to maintain certain financial covenants under the guaranty agreement with Wells Fargo. As of March 31, 2012 and December 31, 2011, the Company was in compliance with these covenants.
As of March 31, 2012, the Company's amounts outstanding under repurchase agreements included $5.3 million of borrowings under the 364-day repurchase facility with Barclays. The facility provides an aggregate maximum borrowing capacity of $100.0 million and is set to mature on May 16, 2012, unless extended pursuant to its terms. The facility is collateralized by eligible residential mortgage loans and its weighted average borrowing rate as of March 31, 2012 was 3.14%. As of December 31, 2011, the Company's amounts outstanding under repurchase agreements included $5.3 million of borrowings under the 364-day repurchase facility with Barclays. As of December 31, 2011, the facility provided an aggregate maximum borrowing capacity of $100.0 million. The facility was collateralized by eligible residential mortgage loans and its weighted average borrowing rate as of December 31, 2011 was 3.20%. The facility requires the Company to maintain certain financial covenants under the guaranty agreement with Barclays. As of March 31, 2012 and December 31, 2011, the Company was in compliance with these covenants.
At March 31, 2012 and December 31, 2011, the repurchase agreements had the following remaining maturities:

(in thousands)	March 31, 2012	December 31, 2011
Within 30 days	$2,081,095	$1,967,009
30 to 59 days (1)	1,662,224	1,263,060
60 to 89 days	831,225	1,096,410
90 to 119 days	1,567,329	359,171
120 to 364 days (2)	1,470,633	923,248
Open maturity (3)	1,001,250	1,001,250
One year and over (4)	80,000	50,000
Total	$8,693,756	$6,660,148
____________________

(1)	30 to 59 days includes the amounts outstanding under the Barclays 364-day borrowing facility.

(2)	120 to 364 days includes the amounts outstanding under the Wells Fargo 364-day borrowing facility.

(3)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(4)	One year and over includes repurchase agreements with a maturity date of December 23, 2013.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	March 31, 2012	December 31, 2011
Available-for-sale securities, at fair value	$8,606,739	$6,160,229
Trading securities, at fair value	1,002,090	1,003,301
Mortgage loans held-for-sale	5,711	5,782
Cash and cash equivalents	10,000	15,000
Restricted cash	46,180	94,803
Due from counterparties	57,341	32,201
Derivative assets, at fair value	227,304	145,779
Total	$9,955,365	$7,457,095

Although the repurchase agreements are committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
The following table summarizes certain characteristics of the Company's repurchase agreements and counterparty concentration at March 31, 2012 and December 31, 2011:

	March 31, 2012				December 31, 2011
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
JP Morgan Chase (2)	$1,608,354	$265,317	13%	113.6	$1,250,629	$184,046	14%	70.0
Credit Suisse	280,498	237,801	11%	20.0	95,691	46,006	4%	14.1
All other counterparties (3)	5,803,654	768,859	37%	74.0	4,312,578	567,440	45%	75.1
Total	$7,692,506	$1,271,977			$5,658,898	$797,492
____________________

(1)
Represents the net carrying value of the securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. At March 31, 2012 and December 31, 2011, the Company had $413.1 million and $45.6 million, respectively, in payables due to broker counterparties for unsettled securities purchases. The payables are not included in the amounts presented above.

(2)	Excludes repurchase agreements collateralized by U.S. Treasuries with a rolling 1-day maturity.

(3)	Represents amounts outstanding to 18 and 17 counterparties at March 31, 2012 and December 31, 2011, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 13. Stockholders' Equity
Distributions to stockholders
The following table presents cash dividends declared by the Company on its common stock from October 28, 2009 through March 31, 2012:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
March 14, 2012	March 26, 2012	April 20, 2012	$0.40
December 14, 2011	December 27, 2011	January 20, 2012	$0.40
September 14, 2011	September 26, 2011	October 20, 2011	$0.40
June 14, 2011	June 24, 2011	July 20, 2011	$0.40
March 2, 2011	March 14, 2011	April 14, 2011	$0.40
December 8, 2010	December 17, 2010	January 20, 2011	$0.40
September 13, 2010	September 30, 2010	October 21, 2010	$0.39
June 14, 2010	June 30, 2010	July 22, 2010	$0.33
March 12, 2010	March 31, 2010	April 23, 2010	$0.36
December 21, 2009	December 31, 2009	January 26, 2010	$0.26

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) at March 31, 2012 and December 31, 2011 was as follows:

(in thousands)	March 31, 2012	December 31, 2011
Available-for-sale securities, at fair value
Unrealized gains	$191,460	$120,745
Unrealized losses	(106,266)	(179,461)
Accumulated other comprehensive income (loss)	$85,194	$(58,716)

Public offerings
On January 17, 2012, the Company completed a public offering of 34,000,000 shares of its common stock and issued an additional 5,100,000 shares of common stock pursuant to the underwriters' over-allotments at a price of $9.17 per share, for gross proceeds of approximately $358.5 million. On February 24, 2012, the Company completed a public offering of 30,000,000 shares of its common stock and issued an additional 4,500,000 shares of common stock pursuant to the underwriter's over-allotments at a price of $9.90 per share, for gross proceeds of approximately $341.6 million. Net proceeds to the Company from the two offerings were approximately $691.9 million, net of issuance costs of approximately $8.2 million.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company's common stock by reinvesting some or all of the cash dividends received on shares of the Company's common stock. Stockholders may also make optional cash purchases of shares of the Company's common stock subject to certain limitation detailed in the plan prospectus. An aggregate of 7.5 million shares of our common stock have been reserved for issuance under the plan. As of March 31, 2012, 36,384 shares have been issued under the plan for total proceeds of $0.4 million.
Share Repurchase Program
On October 5, 2011, the Company's Board of Directors authorized a Share Repurchase Program, which allows the Company to repurchase up to 10,000,000 shares of its common stock. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors,

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

including market conditions and applicable U.S. Securities and Exchange Commission rules. The Company did not repurchase any of its common stock during the fiscal year ended December 31, 2011 or the three months ended March 31, 2012.

Note 14. Other Operating Expenses
Components of the Company's other operating expenses for the three months ended March 31, 2012 and 2011 are presented in the following table:

	Three Months Ended March 31,
	2012	2011
Other operating expenses:
General and administrative	$3,068	$1,105
Directors and officers' insurance	115	141
Professional fees	401	266
Real estate expenses	17	—
Total other operating expenses	$3,601	$1,512

Note 15. Income Taxes
For the three months ended March 31, 2012 and 2011, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, does not engage in prohibited transactions, and maintains its intended qualification as a REIT. The majority of states also recognize the Company's REIT status. The Company has two TRSs, Capitol Acquisition Corp., or Capitol, and TH TRS Corp., each of which file separate tax returns and are fully taxed as standalone U.S. C-Corporations. The tables below reflect the net taxes accrued at the TRS level and the tax attributes included in the condensed consolidated financial statements. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. These activities include holding swaptions, credit default swaps, TBAs and other risk-management instruments and has designated Capitol to engage in these activities. The Company purchases and intends to sell mortgage loans through the secondary whole loan market and/or securitization market and has designated TH TRS Corp. to engage in these activities.
The following table summarizes the tax (benefit) provision recorded at the taxable subsidiary level for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(in thousands)	2012	2011
Current tax (benefit) provision:
Federal	$(8,375)	$270
State	2	—
Total current tax (benefit) provision	(8,373)	270
Deferred tax provision	796	487
Total (benefit from) provision for income taxes	$(7,577)	$757

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following is a reconciliation of the statutory federal and state rates to the effective rates, for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent
Computed income tax expense at federal rate	$15,036	34%	$7,866	34%
State taxes, net of federal benefit, if applicable	2	—%	—	—%
Permanent differences in taxable income from GAAP income (loss)	15	—%	1	—%
Dividends paid deduction	(22,630)	(51)%	(7,110)	(31)%
(Benefit from) provision for income taxes/Effective Tax Rate(1)	$(7,577)	(17)%	$757	3%
____________________

(1)	The (benefit from) provision for income taxes is recorded at the taxable subsidiary level.

The Company's condensed consolidated balance sheet, as of March 31, 2012 and December 31, 2011, contains the following current and deferred tax assets and liabilities, recorded at the taxable subsidiary level:

(in thousands)	March 31, 2012	December 31, 2011
Current tax
Federal income tax payable	$—	$(3,898)
Current taxes receivable	8,109	157
State and local income tax payable	—	—
Current tax receivable (payable), net	8,109	(3,741)
Deferred tax assets (liabilities)
Deferred tax asset	6,425	9,710
Deferred tax liability	(672)	(3,319)
Deferred tax asset, net	5,753	6,391
Total tax assets and liabilities, net	$13,862	$2,650

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of March 31, 2012 and December 31, 2011 are as follows:

(in thousands)	March 31, 2012	December 31, 2011
Unrealized loss on derivative assets	$6,200	$7,429
Unrealized gain on trading securities and mortgage loans held-for-sale	(624)	(1,038)
Capitalized start-up and organizational costs	177	—
Total net deferred tax assets	$5,753	$6,391

At March 31, 2012 and December 31, 2011, the Company has not recorded a valuation allowance for any portion of its deferred tax assets as it does not believe, at a more likely than not level, that any portion of its deferred tax assets will not be realized. The Company estimates, based on existence of sufficient evidence, the ability to realize the remainder of its deferred tax assets. Any adjustments to such estimates will be made in the period such determination is made.
Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements of a contingent tax liability for uncertain tax positions. Additionally, there

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

were no amounts accrued for penalties or interest as of or during the periods presented in these condensed consolidated financial statements.

Note 16. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share, or EPS, for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
(in thousands, except share data)	2012	2011
Numerator:
Net income attributable to common stockholders for basic and diluted earnings per share	$51,800	$22,377
Denominator:
Weighted average common shares outstanding	186,804,142	45,561,141
Weighted average restricted stock shares	51,447	51,235
Basic and diluted weighted average shares outstanding	186,855,589	45,612,376
Basic and Diluted Earnings Per Share:	$0.28	$0.49

For the three months ended March 31, 2012 and 2011, the Company has assumed that no warrants would be exercised as the weighted average market value per share of the Company's common stock was below the strike price of the warrants and the warrants would be anti-dilutive.

Note 17. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with the Management Agreement with PRCM Advisers, the Company incurred $6.7 million and $1.6 million as a management fee to PRCM Advisers for the three months ended March 31, 2012 and 2011, respectively, which represents approximately 1.5% of stockholders' equity on an annualized basis as defined by the Management Agreement. In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $4.4 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively. Approximately $3.4 million and $0.7 million was expensed for the three months ended March 31, 2012 and 2011, respectively. Approximately $0.5 million and $0.1 million were considered prepaid and classified as other assets on the condensed consolidated balance sheet for the three months ended March 31, 2012 and 2011. Approximately $0.5 million and $0.1 million in out-of-pocket expenses was charged against equity as a cost of raising capital for the three months ended March 31, 2012 and 2011, respectively.
The Company recognized $60,070 and $62,498 of compensation expense during the three months ended March 31, 2012 and 2011, respectively, associated with the amortization of shares of restricted stock issued to the independent directors.
As of March 31, 2012, there were 33,249,000 publicly-held registered warrants to purchase up to 33,249,000 shares of common stock issued and outstanding. Of the 33,249,000 warrants, 7,000,000 are beneficially owned by the founders of Capitol, and 2,906,918 are beneficially owned by Pine River Master Fund Ltd. and Nisswa Acquisition Master Fund Ltd., which are investment funds managed by Pine River. The Company is required to maintain a resale registration statement for the warrants and common stock issuable upon exercise thereof that are held by Pine River Master Fund Ltd., Nisswa Acquisition Master Fund Ltd., and the founders of Capitol.
On February 3, 2012, a subsidiary of the Company entered into an Acquisition Services Agreement, a Property Management Agreement and a side letter agreement regarding certain fees with Silver Bay Property Management LLC, or Silver Bay, which is a joint venture between Provident Real Estate Advisors LLC and an affiliate of PRCM Advisers and Pine River. Under the Acquisition Services Agreement, Silver Bay will assist the Company's subsidiary in identifying and acquiring a portfolio of residential real properties in various geographic areas throughout the U.S. Under the Property Management Agreement, Silver Bay will operate, maintain, repair, manage and lease the residential properties and collect rental income for the benefit of the Company and its affiliates. Pursuant to the side letter, the Company's subsidiary is obligated to pay Silver Bay for various services provided under the Acquisition Services and the Property Management Agreements.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 18. Subsequent Events
Events subsequent to March 31, 2012 were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these Condensed Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2011.

General
We are a Maryland corporation focused on investing in, financing and managing residential mortgage-backed securities, or RMBS, residential mortgage loans, residential real properties and other financial assets. We operate as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code.
We are externally managed by PRCM Advisers LLC. PRCM Advisers is a wholly-owned subsidiary of Pine River Capital Management L.P., or Pine River, a global asset management firm providing solutions to qualified clients across three actively managed platforms: hedge funds, managed accounts and listed investment vehicles.
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
The following table provides the RMBS asset allocation between Agency and non-Agency RMBS as of March 31, 2012 and the four immediately preceding period ends:

	As of
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Agency RMBS (1)	79.4%	81.3%	80.9%	83.7%	82.3%
Non-Agency RMBS	20.6%	18.7%	19.1%	16.3%	17.7%
____________________

(1)	Agency RMBS includes inverse interest-only securities which are classified as derivatives for purposes of U.S. GAAP.

As our RMBS asset allocation shifts, our annualized yields and cost of financing shifts. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts; for example, uncertainty of faster prepayments, extension risk and credit events.

The following table provides the average annualized yield on our Agency and non-Agency RMBS for the three months ended March 31, 2012, and the four immediately preceding quarters:

	Three Months Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Average annualized yields (1)
Agency RMBS (2)	3.5%	3.5%	4.3%	4.7%	3.9%
Non-Agency RMBS	9.7%	9.7%	9.8%	8.8%	9.7%
Aggregate RMBS	4.9%	4.8%	5.5%	5.4%	5.2%
Cost of financing (3)	1.0%	1.0%	1.3%	1.3%	1.4%
Net interest spread	3.9%	3.8%	4.2%	4.1%	3.8%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Agency RMBS includes inverse interest-only securities which are classified as derivatives under U.S. GAAP.

(3)	Cost of financing includes swap interest rate spread.

The following table provides the average annualized yield on our Agency and non-Agency RMBS as of March 31, 2012, and the four immediately preceding period ends:

	As of
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Average annualized yields (1)
Agency RMBS (2)	3.5%	3.3%	3.4%	3.9%	3.9%
Non-Agency RMBS	9.7%	9.7%	9.6%	9.2%	9.7%
Aggregate RMBS	4.7%	4.7%	4.7%	4.8%	5.2%
Cost of financing (3)	1.0%	1.0%	1.3%	1.3%	1.4%
Net interest spread	3.7%	3.7%	3.4%	3.5%	3.8%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Agency RMBS includes inverse interest-only securities which are classified as derivatives for purposes of U.S. GAAP.

(3)	Cost of financing includes swap interest rate spread.

We seek to deploy moderate leverage as part of our investment strategy. We generally finance our RMBS assets through short-term borrowings structured as repurchase agreements. Our Agency RMBS and Agency derivatives, given their liquidity and high credit quality, are eligible for higher levels of leverage, while non-Agency RMBS, with less liquidity and exposure to credit risk, utilize lower levels of leverage. We also finance our U.S. Treasuries, which we hold for trading purposes, and our mortgage loans. We believe the debt-to-equity ratio funding our RMBS, Agency derivatives and residential mortgage loans is the most meaningful leverage measure as U.S. Treasuries are viewed to be highly liquid in nature. As a result, our debt-to-equity ratio is determined by our RMBS portfolio mix as well as many additional factors, including the liquidity of our portfolio, the sustainability and price of our financing, diversification of our counterparties and their available capacity to finance our RMBS assets, and anticipated regulatory developments. Over the past several quarterly periods, we have generally maintained a debt-to-equity ratio range of 3.0 to 5.0 times to finance our RMBS, Agency derivatives and mortgage loans, on a fully deployed capital basis. The range has been driven by our relatively stable asset allocation between Agency and non-Agency RMBS, as disclosed above. See the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Repurchase Agreements" for further discussion.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in this Annual Report on Form 10-K under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.
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
This Quarterly Report on Form 10-Q may contain statistics and other data that in some cases have been obtained or compiled from information made available by mortgage loan servicers and other third-party service providers.

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

Level 1
Inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date under current market conditions. Additionally, the entity must have the ability to access the active market and the quoted prices cannot be adjusted by the entity.

Level 2
Inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full-term of the assets or liabilities.

Level 3
Unobservable inputs are supported by little or no market activity. The unobservable inputs represent the assumptions that market participants would use to price the assets and liabilities, including risk. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

We follow the fair value hierarchy set forth above in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we will attempt to obtain Level 2 inputs, observable market prices in inactive markets or derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs and independent pricing service models to estimate fair value measurements. At March 31, 2012, approximately 92.8% of total assets, or $10.5 billion, and approximately 0.5% of total liabilities, or $47.5 million, consisted of financial instruments recorded at fair value. As of March 31, 2012, we had $5.7 million, or less than one percent, of total assets reported at fair value using Level 3 inputs. See Note 10 - Fair Value to the Condensed Consolidated Financial Statements, included in this Annual Report on Form 10-K, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.
A significant portion of our assets and liabilities are at fair value and, therefore, our condensed consolidated balance sheet and income statement are significantly affected by fluctuations in market prices. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. Starting in 2007, markets for asset-backed securities, including RMBS, have experienced severe dislocations. While these market disruptions continue, our assets and liabilities will be subject to valuation adjustment as well as changes in the inputs we use to measure fair value.

For the three months ended March 31, 2012, our unrealized fair value losses on interest rate swap and swaption agreements, which are accounted for as derivative trading instruments under GAAP, negatively affected our financial results while, for the three months ended March 31, 2011, our unrealized fair value gains on interest rate swap and swaption agreements, positively affected our financial results. The change in fair value of the interest rate swaps was a result of changes to LIBOR, the swap curve, and corresponding counterparty borrowing rates during the three months ended March 31, 2012. Our financial results for the three months ended March 31, 2012 were negatively affected by unrealized fair value losses on certain U.S. Treasuries classified as trading instruments due to their short-term investment objectives. In addition, our financial results for the three months ended March 31, 2012 were affected by the unrealized gains and losses of certain other derivative instruments that were accounted for as trading derivative instruments, i.e., credit default swaps, TBAs and inverse interest-only securities. Any temporary change in the fair value of our available-for-sale securities is recorded as a component of accumulated other comprehensive income and does not impact our earnings.
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

Market Conditions and Outlook
The first three months of 2012 continued to produce a number of regulatory actions in an effort to stabilize economic conditions and increase liquidity in the financial markets as well as other actions related to the fall-out from the financial and foreclosure crises. Regulatory actions that could impact the value of our RMBS, either positively or negatively, include attempts by the Obama Administration to streamline further the refinancing process to allow more borrowers to refinance into lower interest rate mortgage loans (see President Obama's address in early January); the possibility of an REO to Rental program supported by the GSEs; an expansion of the HAMP refinancing program to include borrowers whose loans are not in GSE pools; and the Federal Reserve's Operation Twist. Additionally, the proposed settlement between mortgage servicers and the State Attorneys General over improper foreclosure and servicing practices contrasted with continued delays in the foreclosure process as servicers determine the impact of the proposed settlement on their operations and lackluster improvement in the employment numbers illustrate the ongoing struggle of the housing market as it begin its recovery. Events such as these will continue to impact, some to the benefit and some to the detriment, of our portfolio for an undetermined period of time.
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

The following table provides the carrying value of our RMBS portfolio by product type:

(dollars in thousands)	March 31, 2012		December 31, 2011
Agency
Fixed Rate	$7,000,442	76.3%	$4,821,479	77.2%
Hybrid ARMs	227,164	2.5%	231,678	3.7%
Total Agency	7,227,606	78.8%	5,053,157	80.9%
Non-Agency
Senior	1,563,689	17.0%	932,867	14.9%
Mezzanine	376,050	4.1%	262,633	4.2%
Interest-only securities	4,166	0.1%	595	—%
Total Non-Agency	1,943,905	21.2%	1,196,095	19.1%
Total	$9,171,511		$6,249,252

Prepayment speeds and volatility due to interest rates
Our Agency RMBS portfolio is subject to inherent prepayment risk: generally, a decline in interest rates that leads to rising prepayment speeds will cause the market value of our interest-only securities to deteriorate, but will cause the market value of our fixed coupon Agency pools to increase. The inverse relationship occurs when interest rates increase and prepayments slow. We do not expect housing prices to fully stabilize in 2012 and this, combined with elevated unemployment rates and housing inventory increases, leads us to expect that there will not be a significant increase in prepayment speeds in 2012. However, given the low level of interest rates, the implementation of Operation Twist, and the announcement of HARP 2.0, the revamped Home Affordable Refinance Program, or other potential government programs, it is possible that prepayment speeds will increase on many RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio approach, including our security selection process, is well positioned to respond to a variety of market scenarios, including an overall faster prepayment environment.
Although we are unable to predict the movement in interest rates for the remainder of 2012 and beyond, our blended Agency and non-Agency portfolio strategy is intended to generate attractive yields with a low level of sensitivity to yield curve, prepayments and interest rate cycles.
Our portfolio includes Agency securities, which includes bonds with explicit prepayment protection, low loan balances (securities collateralized by loans of less than $175,000 in principal), high LTV ratios (securities collateralized by loans with greater or equal to 80% LTV), low FICO scores (lower credit borrowers), home equity conversion mortgages (securities collateralized by reverse mortgages), and seasoned bonds reflecting less prepayment risk due to previously experienced high levels of refinancing. We believe these bond characteristics reduce the prepayment risk to the portfolio.
The following tables provide the carrying value of our Agency RMBS portfolio by vintage and prepayment protection:

	As of March 31, 2012
(dollars in thousands)	Fixed Rate	Hybrid ARMs	Total Agency RMBS
Lower loan balances	$3,451,329	$—	$3,451,329	48%
Home equity conversion mortgages	1,269,970	—	1,269,970	17%
High LTV	775,954	—	775,954	11%
Seasoned (2005 and prior vintages)	563,186	142,226	705,412	10%
Pre-pay lock-out or penalty-based	477,896	34,823	512,719	7%
Low FICO	258,226	—	258,226	4%
2006 and subsequent vintages	200,318	50,115	250,433	3%
2006 and subsequent vintages - discount	3,563	—	3,563	—%
Total	$7,000,442	$227,164	$7,227,606	100%

	As of December 31, 2011
(dollars in thousands)	Fixed Rate	Hybrid ARMs	Total Agency RMBS
Lower loan balances	$2,759,091	$—	$2,759,091	55%
Home equity conversion mortgages	939,738	—	939,738	19%
High LTV	211,312	—	211,312	4%
Seasoned (2005 and prior vintages)	346,624	146,826	493,450	10%
Pre-pay lock-out or penalty-based	266,456	34,826	301,282	6%
2006 and subsequent vintages	123,323	50,026	173,349	3%
2006 and subsequent vintages - discount	174,935	—	174,935	3%
Total	$4,821,479	$231,678	$5,053,157	100%

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
The following tables provide discount information on our non-Agency RMBS portfolio:

	As of March 31, 2012
(in thousands)	Principal and Interest securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$3,426,974	$735,368	$70,905	$4,233,247
Unamortized discount
Designated credit reserve	(1,170,013)	(134,740)	—	(1,304,753)
Unamortized net discount	(668,116)	(213,250)	(67,007)	(948,373)
Amortized Cost	$1,588,845	$387,378	$3,898	$1,980,121

	As of December 31, 2011
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$2,104,161	$551,867	$11,901	$2,667,929
Unamortized discount
Designated credit reserve	(663,890)	(118,716)	—	(782,606)
Unamortized net discount	(387,759)	(141,715)	(11,495)	(540,969)
Amortized Cost	$1,052,512	$291,436	$406	$1,344,354

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
We had entered into repurchase agreements with 20 counterparties as of March 31, 2012. As of March 31, 2012, we had a debt to equity ratio of 4.2 times. As of March 31, 2012, we had $545.7 million in cash and cash equivalents, approximately $23.2 million of unpledged Agency securities and derivatives and $189.1 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity on our unpledged RMBS of approximately $131.8 million. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more levered organization.

Summary of Results of Operations and Financial Condition
Our reported GAAP net income attributable to common stockholders was $51.8 million ($0.28 per diluted weighted share) for the three months ended March 31, 2012 as compared to a GAAP net income attributable to common stockholders of $22.4 million ($0.49 per diluted weighted share) for the three months ended March 31, 2011.
On March 14, 2012, we declared a dividend of $0.40 per diluted share. Our GAAP book value per diluted common share was $9.67 at March 31, 2012, an increase from $9.03 book value per diluted common share at December 31, 2011.

The following table presents the components of our net income for the three months ended March 31, 2012 and 2011:

	Three Months Ended
(in thousands, except share data)	March 31,
Income Statement Data:	2012	2011
	(unaudited)
Interest income:
Available-for-sale securities	$84,214	$19,535
Trading securities	1,050	272
Mortgage loans held-for-sale	69	—
Cash and cash equivalents	168	63
Total interest income	85,501	19,870
Interest expense	11,467	2,499
Net interest income	74,034	17,371
Other-than-temporary impairments:
Total other-than temporary impairment losses	(4,275)	—
Non-credit portion of loss recognized in other comprehensive income	—	—
Net other-than-temporary credit impairment losses	(4,275)	—
Other income:
Gain on sale of investment securities, net	9,931	1,539
(Loss) gain on interest rate swap and swaption agreements	(16,193)	1,939
(Loss) gain on other derivative instruments	(8,890)	5,347
Other loss	(40)	—
Total other (loss) income	(15,192)	8,825
Expenses:
Management fees	6,743	1,550
Other operating expenses	3,601	1,512
Total expenses	10,344	3,062
Income before income taxes	44,223	23,134
(Benefit from) provision for income taxes	(7,577)	757
Net income attributable to common stockholders	$51,800	$22,377
Basic and diluted earnings per weighted average common share	$0.28	$0.49
Dividends declared per common share	$0.40	$0.40
Basic and diluted weighted average number of shares of common stock	186,855,589	45,612,376

Balance Sheet Data:	March 31, 2012	December 31, 2011
	(unaudited)
Available-for-sale securities	$9,171,511	$6,249,252
Total assets	$11,330,982	$8,100,384
Repurchase agreements	$8,693,756	$6,660,148
Total stockholders' equity	$2,072,173	$1,270,086

Results of Operations
The following analysis focuses on the results generated during the three months ended March 31, 2012 and 2011.
Interest Income and Average Portfolio Yield
For the three months ended March 31, 2012 and 2011, we recognized $84.2 million and $19.5 million, respectively, of interest income from our Agency and non-Agency RMBS portfolio. Our RMBS portfolio's average amortized cost of securities was approximately $7.2 billion and $1.7 billion for the three months ended March 31, 2012 and 2011, resulting in an annualized net yield of approximately 4.7% for both periods.

For the three months ended March 31, 2012 and 2011, we recognized $23.0 million and $7.8 million, respectively, of net premium amortization on our Agency RMBS, including our interest-only securities. This resulted in an overall net asset yield of approximately 3.1% for both periods, excluding inverse interest-only securities which are accounted for as derivatives. For the three months ended March 31, 2012 and 2011, we recognized $28.9 million and $5.4 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 9.7% for both periods.
The following table presents the components of the net yield earned by investment type on our RMBS portfolio as a percentage of our average amortized cost of securities (ratios for the periods have been annualized):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Agency	Non-Agency	Consolidated	Agency	Non-Agency	Consolidated
Gross Yield/Stated Coupon	4.8%	2.9%	4.3%	5.6%	4.3%	5.3%
Net (Premium Amortization)/Discount Accretion	(1.7)%	6.8%	0.4%	(2.5)%	5.4%	(0.6)%
Net Yield (1)	3.1%	9.7%	4.7%	3.1%	9.7%	4.7%
____________________

(1)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following table provides the components of interest income and net asset yield by investment type on our RMBS portfolio:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average amortized cost	$5,514,238	$1,685,934	$7,200,172	$1,274,928	$393,387	$1,668,315
Coupon interest	66,179	12,110	78,289	17,749	4,253	22,002
Net (premium amortization)/discount accretion	(22,972)	28,897	5,925	(7,843)	5,376	(2,467)
Interest income	$43,207	$41,007	$84,214	$9,906	$9,629	$19,535
Net asset yield	3.1%	9.7%	4.7%	3.1%	9.7%	4.7%

For the three months ended March 31, 2012 and 2011, we recognized $1.0 million and $0.3 million of interest income associated with our trading U.S. Treasuries, or approximately 0.4% annualized net yield on average amortized cost for both periods.
Interest Expense and the Cost of Funds
For the three months ended March 31, 2012 and 2011, we recognized $10.6 million and $2.3 million, respectively, in interest expense on our borrowed funds collateralized by RMBS. For the same periods, our average outstanding balance under repurchase agreements to fund RMBS was approximately $6.2 billion and $1.5 billion, respectively. The increase from the prior year was due to our increased capital base. The average cost of funds for the three months ended March 31, 2012 and 2011 was 0.7% and 0.6%, respectively.
For the three months ended March 31, 2012 and 2011, we recognized $0.8 million and $0.2 million, respectively, of interest expense associated with the financing of our U.S. Treasuries and Agency inverse interest-only derivatives, or an average cost of funds of approximately 0.3% and 0.4%, respectively. The additional funds borrowed during the three months ended March 31, 2012 resulted in an overall debt-to-equity ratio of 4.2:1.0, including the borrowings to fund the U.S. Treasuries.
Net Interest Income
For the three months ended March 31, 2012 and 2011, net interest income on our RMBS AFS portfolio was $73.6 million and $17.2 million, respectively, resulting in a net interest spread of approximately 4.0% and 4.1%.

The following table provides the interest income and expense incurred in the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
(dollars in thousands)	Agency(1)	Non-Agency	Total	Agency(1)	Non-Agency	Total
Average available-for-sale securities held (2)	$5,514,238	$1,685,934	$7,200,172	$1,274,928	$393,387	$1,668,315
Total interest income	$43,207	$41,007	$84,214	$9,906	$9,629	$19,535
Yield on average investment securities	3.1%	9.7%	4.7%	3.1%	9.7%	4.7%
Average balance of repurchase agreements	$5,363,466	$883,183	$6,246,649	$1,214,210	$260,005	$1,474,215
Total interest expense (3) (4)	$5,544	$5,105	$10,649	$1,044	$1,247	$2,291
Average cost of funds (4)	0.4%	2.3%	0.7%	0.3%	1.9%	0.6%
Net interest income	$37,663	$35,902	$73,565	$8,862	$8,382	$17,244
Net interest rate spread	2.7%	7.4%	4.0%	2.8%	7.8%	4.1%
____________________

(1)
Excludes inverse interest-only securities which are classified as derivatives under U.S. GAAP. For the three months ended March 31, 2012 and 2011, our average annualized yield on our Agency RMBS, including inverse interest-only securities, was 3.5% and 3.9%, respectively.

(2)	Excludes change in realized and unrealized gains/(losses).

(3)	Cost of funds by investment type is based on the underlying investment type of the RMBS AFS assigned as collateral.

(4)
Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with GAAP, those costs are included in loss on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive income. For the three months ended March 31, 2012 and 2011, our average cost of funds, including interest spread expense associated with interest rate swaps and including inverse interest-only securities (see footnote 1 above), was 1.0% and 1.4%, respectively.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three months ended March 31, 2012 we recognized $4.3 million of OTTI losses, while we did not recognize any losses in the three months ended March 31, 2011. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 3 - Available-for-Sale Securities, at Fair Value of the Notes to the Condensed Consolidated Financial Statements.
Gain on Investment Securities, Net
During the three months ended March 31, 2012, we sold AFS and trading securities for $170.1 million with an amortized cost of $159.0 million, for a net realized gain of $11.1 million. During the three months ended March 31, 2011, we sold AFS and trading securities for $270.9 million with an amortized cost of $269.8 million, for a net realized gain of $1.1 million, which included sales of U.S. Treasuries with an amortized cost of $200.0 million. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that our management believes have higher risk-adjusted returns.
During the three months ended March 31, 2012, we recognized unrealized losses on our U.S. Treasury trading securities held as of March 31, 2012 of $1.2 million. During the three months ended March 31, 2011, we recognized unrealized gains on our U.S. Treasury trading securities held as of March 31, 2011 of $0.4 million.
(Loss) Gain on Interest Rate Swap and Swaption Agreements
For the three months ended March 31, 2012 and 2011, we recognized $4.7 million and $3.2 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from generally paying a fixed interest rate on an average $6.4 billion and $1.3 billion notional, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest.
During the three months ended March 31, 2012 and 2011, we terminated or had options expire on 11 and 4 interest rate swap and swaption positions of $0.9 billion notional and $0.4 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $0.5 million and $0.4 million, in 2012 and 2011 respectively, in full settlement of our net interest spread liability and recognized $11.3 million in realized losses and $1.3 million in realized gains on the swaps and swaptions in 2012 and 2011, respectively, including early termination penalties. We elected to terminate the swaps to reduce our cost of financing and align with our investment portfolio.

Also included in our financial results for the three months ended March 31, 2012 and 2011 was the recognition of a change in unrealized valuation losses of $0.2 million and unrealized valuation gains of $3.8 million, respectively, on our interest rate swap and swaption agreements that were accounted as trading instruments. The overall decline in the swap rate curve during the three months ended March 31, 2012 resulted in unfavorable market value movement over the three month period. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation losses are generally offset by unrealized gains in our Agency RMBS portfolio, which are recorded directly to stockholders' equity through other comprehensive income.
The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

(in thousands)	Three Months Ended March 31,
	2012	2011
Net interest spread	$(4,716)	$(3,152)
Early termination and option expiration losses	(11,265)	1,253
Change in unrealized (loss) gain on interest rate swap and swaption agreements, at fair value	(212)	3,838
(Loss) gain on interest rate swap and swaption agreements	$(16,193)	$1,939

(Loss) Gain on Other Derivative Instruments
Included in our financial results for the three months ended March 31, 2012 and 2011 was the recognition of $8.9 million of losses and $5.3 million of gains, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs and inverse interest-only securities. Included within these three months ended March 31, 2012 and 2011 results, we recognized $6.7 million and $2.9 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $185.8 million and $53.3 million, respectively. The remainder represented realized and unrealized net gains on other derivative instruments. As these derivative instruments are considered trading instruments, our financial results include both realized and unrealized gains (losses) associated with these instruments.
Other Loss
For the three months ended March 31, 2012, we recorded a loss of $40,009 which included loss on valuation of loans held-for-sale offset by rental income on investments in real estate. We did not hold mortgage loans and investments in real estate for the three months ended March 31, 2011.

Expenses
Management Fees
We incurred management fees of $6.7 million and $1.6 million for the three months ended March 31, 2012 and 2011, which are payable to PRCM Advisers under our management agreement. The management fee is calculated based on our stockholders' equity.
Other Operating Expenses
For the three months ended March 31, 2012 and 2011, we recognized $3.6 million and $1.5 million, respectively, of other operating expenses, which represents an annualized expense ratio of 0.8% and 1.3% of average equity for the respective periods. The favorable decrease of our operating expense ratio resulted primarily from the additional capital raised upon completion of our public common stock offerings. See Note 13 - Stockholders' Equity of the notes to the condensed consolidated financial statements.
Included in these other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three months ended March 31, 2012, these direct and allocated costs totaled approximately $4.4 million, of which approximately $3.4 million was expensed and approximately $0.5 million was considered prepaid and classified as other assets on the condensed consolidated balance sheet. For the three months ended March 31, 2011, these direct and allocated costs totaled approximately $0.9 million, of which $0.7 million was expensed and $0.1 million was considered prepaid and classified as other assets on the condensed consolidated balance sheet. Approximately $0.5 million in out-of-pocket expenses was charged against equity as a cost of raising capital for the three months ended March 31, 2012, compared to $0.1 million for the same period in 2011. Included in these reimbursed costs was compensation paid to our executive officers, including our principal financial officer and general counsel of $0.1 million for the three months ended March 31, 2012 and $45,686 for the three months ended March 31, 2011. The allocation of compensation paid to our principal financial officer and general counsel is based on time spent overseeing our company's activities in accordance with the management agreement. Also included in other operating expense for the three months ended March 31, 2012 is real estate expenses related to our residential real property investments.
Income Taxes
For the three months ended March 31, 2012, we recognized $7.6 million, in income tax benefit related to both current and deferred income tax provisions in our TRSs. Our effective tax rate for the three months ended March 31, 2012 was a negative 17.1%. For the three months ended March 31, 2012, we recognized $1.3 million of deferred tax expense related to unrealized gains on derivative instruments, $0.4 million of deferred tax benefit related to unrealized losses on U.S. Treasuries, and $0.1 million of deferred tax benefit related to capitalized start-up and organizational costs. For the three months ended March 31, 2012, we recognized current federal tax benefit of $8.4 million due primarily to realized net losses on derivative instruments.
For the three months ended March 31, 2011, we recognized $0.8 million in income tax expense related to both current and deferred income tax provisions in our TRSs. Our effective tax rate for the three months ended March 31, 2011 was 3.3%. For the three months ended March 31, 2011, we recognized $0.4 million of deferred tax expense related to unrealized gains on derivative instruments and $0.1 million of deferred tax expense related to unrealized gains on US Treasuries. For the three months ended March 31, 2011, we have recognized current federal tax expense of $0.3 million due to realized net gains on derivative instruments and U.S. Treasuries.
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
The table below summarizes certain characteristics of our Agency AFS securities at March 31, 2012:

	March 31, 2012
(dollars in thousands, except purchase price)	Principal/Current Face	Net (Discount)/ Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$6,334,577	$442,396	$6,776,973	$136,269	$(9,172)	$6,904,070	4.57%	$107.54
Hybrid/ARM	211,522	11,743	223,265	4,053	(154)	227,164	4.32%	$106.67
Total P&I Securities	6,546,099	454,139	7,000,238	140,322	(9,326)	7,131,234	4.56%	$107.51
Interest-only securities
Fixed	529,081	(461,579)	67,502	491	(11,593)	56,400	5.26%	$16.29
Fixed Other (1)	647,020	(608,564)	38,456	1,671	(155)	39,972	1.31%	$6.38
Total	$7,722,200	$(616,004)	$7,106,196	$142,484	$(21,074)	$7,227,606
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
Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS owned by us as of March 31, 2012, on an annualized basis, was 5.2%.

The following table summarizes the number of months until the next re-set for our floating or adjustable rate Agency RMBS mortgage portfolio at March 31, 2012:

(in thousands)	Carrying Value
0-12 months	$195,565
13-36 months	7,103
37-60 months	6,142
Greater than 60 months	18,354
Total	$227,164

Non-Agency RMBS
Our non-Agency RMBS portfolio is comprised of senior and mezzanine tranches of mortgage-backed securities. The following table provides investment information on our non-Agency RMBS as of March 31, 2012:

	As of March 31, 2012
(in thousands)	Principal/current face	Accretable purchase discount	Credit reserve purchase discount	Amortized cost	Unrealized gain	Unrealized loss	Carrying value
Principal and interest securities:
Senior	$3,426,974	$(668,116)	$(1,170,013)	$1,588,845	$39,730	$(64,886)	$1,563,689
Mezzanine	735,368	(213,250)	(134,740)	387,378	8,978	(20,306)	376,050
Total P&I Securities	4,162,342	(881,366)	(1,304,753)	1,976,223	48,708	(85,192)	1,939,739
Interest-only securities	70,905	(67,007)	—	3,898	268	—	4,166
Total	$4,233,247	$(948,373)	$(1,304,753)	$1,980,121	$48,976	$(85,192)	$1,943,905

The majority of our non-Agency RMBS were rated at March 31, 2012. Note that credit ratings are based on the par value of the non-Agency RMBS, whereas the distressed non-Agency RMBS assets in our portfolio were acquired at a heavily discounted price. The following table summarizes the credit ratings of our non-Agency RMBS portfolio as of March 31, 2012:

March 31, 2012
AAA	—%
AA	0.2%
A	0.8%
BBB	3.4%
BB	7.7%
B	7.3%
Below B	79.9%
Not rated	0.7%
Total	100.0%

The following tables present certain information detailed by investment type and their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at March 31, 2012:

	At March 31, 2012
Non-Agency Principal and Interest (P&I) RMBS Characteristics	Senior Bonds	Mezzanine Bonds	Total P&I Bonds
Carrying Value (in thousands)	$1,563,689	$376,050	$1,939,739
% of Non-Agency Portfolio	80.6%	19.4%	100.0%
Average Purchase Price	$50.89	$56.34	$51.94
Average Coupon	1.9%	1.1%	1.8%
Average Fixed Coupon	5.5%	5.8%	5.6%
Average Floating Coupon	1.2%	0.9%	1.1%
Average Hybrid Coupon	4.6%	2.7%	4.6%
Collateral Attributes
Avg Loan Age (months)	68	86	71
Avg Original Loan-to-Value	78.6%	77.4%	78.4%
Avg Original FICO (1)	640	633	639
Current Performance
60+ day delinquencies	40.3%	32.9%	38.9%
Average Credit Enhancement (2)	18.8%	32.8%	21.5%
3-Month CPR (3)	1.7%	2.4%	1.9%
____________________

(1)	FICO represents a mortgage industry accepted credit score of a borrower, which was developed by Fair Isaac Corporation.

(2)	Average credit enhancement remaining on our non-Agency RMBS portfolio, which is the average amount of protection available to absorb future credit losses due to defaults on the underlying collateral.

(3)
Three-Month CPR is reflective of the prepayment speed on the underlying securitization; however, it does not necessarily indicate the proceeds received on our investment tranche. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

Non-Agency RMBS Characteristics	March 31, 2012
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Prime	$24,700	1.5%	$583	0.2%	$25,283	1.3%
Alt-A	66,507	4.3%	9,542	2.4%	76,049	4.0%
POA	199,563	12.8%	16,377	4.4%	215,940	11.1%
Subprime	1,272,919	81.4%	349,548	93.0%	1,622,467	83.6%
	$1,563,689	100.0%	$376,050	100.0%	$1,939,739	100.0%

Non-Agency RMBS Characteristics	March 31, 2012
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Coupon Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$243,428	15.6%	$16,937	4.5%	$260,365	13.4%
Hybrid or Floating	1,320,261	84.4%	359,113	95.5%	1,679,374	86.6%
	$1,563,689	100.0%	$376,050	100.0%	$1,939,739	100.0%

Non-Agency RMBS Characteristics	March 31, 2012
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Origination Year	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
2006+	$1,186,178	75.9%	$43,072	11.4%	$1,229,250	63.4%
2002-2005	374,601	24.0%	329,380	87.6%	703,981	36.3%
Pre-2002	2,910	0.1%	3,598	1.0%	6,508	0.3%
	$1,563,689	100.0%	$376,050	100.0%	$1,939,739	100.0%

Repurchase Agreements
Our borrowings consist entirely of repurchase agreements collateralized by our pledge of AFS and trading securities, derivative instruments, mortgage loans and certain cash balances. Substantially all of our Agency RMBS are currently pledged as collateral, and the majority of our non-Agency RMBS have been pledged. As of March 31, 2012, our debt-to-equity ratio was 4.2:1.0, including the debt collateralized by our U.S. Treasuries, residential mortgage loans and Agency derivatives. Our debt-to-equity ratio for RMBS, residential mortgage loans and Agency derivatives only was 3.7:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
As of March 31, 2012, the term to maturity of our borrowings ranged from one day to over twenty months. The weighted average original term to maturity of our borrowings collateralized by RMBS and mortgage loans was 80 days at March 31, 2012. At March 31, 2012, the weighted average cost of funds for all our repurchase agreements was 0.63%.

(dollars in thousands)	March 31, 2012		December 31, 2011
Collateral Type	Amount Outstanding	Weighted Average	Amount Outstanding	Weighted Average
U.S. Treasuries	$1,001,250	0.20%	$1,001,250	0.12%
Agency RMBS	6,499,814	0.43%	4,804,533	0.50%
Non-Agency RMBS	1,009,353	2.29%	731,014	2.61%
Agency derivatives	178,048	1.14%	118,032	0.97%
Mortgage loans held-for-sale	5,291	3.14%	5,319	3.20%
Total	$8,693,756	0.63%	$6,660,148	0.68%

As of March 31, 2012, the Company's amounts outstanding under repurchase agreements includes $96.3 million of borrowings under the 364-day repurchase facility with Wells Fargo Bank National Association, or Wells Fargo. As of March 31, 2012, the facility provided an aggregate maximum borrowing capacity of $150.0 million and is set to mature on July 25, 2012. The facility is collateralized by non-Agency RMBS and its weighted average borrowing rate as of March 31, 2012 was 1.98%. As of December 31, 2011, the Company's amounts outstanding under repurchase agreements included $130.0 million of borrowings under the 364-day repurchase facility with Wells Fargo. As of December 31, 2011, the facility provided an aggregate maximum borrowing capacity of $150.0 million. The facility was collateralized by non-Agency RMBS and its weighted average borrowing rate as of December 31, 2011 was 2.07%.
As of March 31, 2012, the Company's amounts outstanding under repurchase agreements included $5.3 million of borrowings under the 364-day repurchase facility with Barclays Bank PLC, or Barclays. The facility provides an aggregate maximum borrowing capacity of $100.0 million and is set to mature on May 16, 2012, unless extended pursuant to its terms. The facility is collateralized by eligible residential mortgage loans and its weighted average borrowing rate as of March 31, 2012 was 3.14%. As of December 31, 2011, the Company's amounts outstanding under repurchase agreements included $5.3 million of borrowings under the 364-day repurchase facility with Barclays Bank PLC, or Barclays. As of December 31, 2011, the facility provided an aggregate maximum borrowing capacity of $100.0 million. The facility was collateralized by eligible residential mortgage loans and its weighted average borrowing rate as of December 31, 2011 was 3.20%.

The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of repurchase agreements for the three months ended March 31, 2012, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average Repurchase Balances (1)	End of Period Balance Repurchase Agreements (1)	Maximum Balance of Any Month-End for Repurchase Agreements (1)	Repurchase Agreements to Equity Ratio
For the Three Months Ended March 31, 2012	6,390,647	7,692,506	7,692,506	3.7:1.0	(2)
For the Three Months Ended December 31, 2011	5,694,818	5,658,898	5,766,848	4.5:1.0
For the Three Months Ended September 30, 2011	4,640,801	5,771,063	5,771,063	4.4:1.0	(3)
For the Three Months Ended June 30, 2011	3,050,424	3,807,802	3,807,802	4.2:1.0	(4)
For the Three Months Ended March 31, 2011	1,516,076	2,317,156	2,317,156	3.4:1.0	(5)
____________________

(1)	Includes repurchase agreements collateralized by RMBS, residential mortgage loans and Agency derivatives and excludes repurchase agreements collateralized by U.S. Treasuries.

(2)
On January 17, 2012 and February 24, 2012, we completed capital raises of approximately $354.5 million and $337.4 million, respectively in net proceeds, which were invested on a leveraged basis. With a higher targeted allocation to non-Agency RMBS for additional capital, we targeted a fully deployed debt-to-equity ratio of 4.0:1.0 to 4.5:1.0.

(3)
On July 15, 2011, we completed a capital raise of approximately $483.6 million in net proceeds, which were invested on a leveraged basis. With a higher targeted allocation to non-Agency RMBS for additional capital, we targeted a fully deployed debt-to-equity ratio of 4.0:1.0 to 4.5:1.0.

(4)
On May 25, 2011, we completed a capital raise of approximately $235.2 million in net proceeds, which were invested on a leveraged basis. With a higher targeted allocation to non-Agency RMBS for additional capital, we targeted a fully deployed debt-to-equity ratio of 4.0:1.0 to 4.5:1.0.

(5)
On March 16, 2011, we completed a capital raise of approximately $287.8 million in net proceeds. Due to the timing of the capital raise within the quarter, the net proceeds were not fully invested, on a leveraged basis, until the end of April 2011. With a higher targeted allocation to Agency RMBS for additional capital, we targeted a fully deployed debt-to-equity ratio of 4.5:1.0 to 5.0:1.0.

Equity
As of March 31, 2012, our stockholders' equity was $2.1 billion and our diluted book value per share was $9.67. As of December 31, 2011, our stockholders' equity was $1.3 billion and our diluted book value per share was $9.03.
The following table provides details of our changes in stockholders' equity from December 31, 2011 to March 31, 2012:

(dollars in thousands, except per share amounts)	Book Value	Book Value Per Diluted Share (2)
Stockholders' equity at December 31, 2011	$1,270,086	$9.03
GAAP net income:
Core Earnings, net of tax benefit of $0.8 million (1)	63,731	0.30
Realized gains and losses, net of tax benefit of $3.1 million	(1,947)	(0.01)
Unrealized mark-to-market gains and losses, net of tax benefit of $3.7 million	(9,984)	(0.05)
Other comprehensive income	143,910	0.67
Dividend declaration	(85,683)	(0.40)
Net proceeds from common stock issuance	692,000	0.13
Other	60	—
Stockholders' equity at March 31, 2012	$2,072,173	$9.67
____________________

(1)
Core Earnings is a non-GAAP measure that we define as net income, excluding impairment losses, gains or losses on sales of securities and termination of interest rate swaps, unrealized gains or losses on trading securities, interest rate swaps and swaptions and certain gains or losses on other derivative instruments. As defined, Core Earnings includes interest income associated with our inverse interest-only securities, or Agency derivatives, and premium income on credit default swaps. Core Earnings is provided for purposes of comparability to other peer issuers.

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
To the extent that we raise additional equity capital through capital market transactions, we anticipate using cash proceeds from such transactions to purchase additional RMBS, mortgage loans, residential properties and other target assets and for other general corporate purposes. There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.
As of March 31, 2012, we held $545.7 million in cash and cash equivalents available to support our operations, $10.5 billion of AFS, trading securities and derivative assets held at fair value, and $8.7 billion of outstanding debt in the form of repurchase agreements (excludes $413.1 million in payables to broker counterparties for unsettled security purchases). During the three months ended March 31, 2012, our debt-to-equity ratio decreased from 5.2:1.0 to 4.2:1.0, including monies borrowed to finance our investment in U.S. Treasuries. The debt-to-equity ratio funding our RMBS, residential mortgage loans, and Agency derivatives decreased from 4.5:1:0 to 3.7:1.0 as we continued to deploy capital from our offering proceeds. We believe the debt-to-equity ratio funding our RMBS, residential mortgage loans and Agency derivatives is the most meaningful debt-to-equity measure as U.S. Treasuries are viewed to be highly liquid in nature.
As of March 31, 2012, we had approximately $23.2 million of unpledged Agency securities and derivatives and $189.1 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity on unpledged RMBS of approximately $131.8 million. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
We have not experienced any restrictions to our funding sources in 2012 and have generally experienced an increase in available financing in the RMBS marketplace. We expect ongoing sources of financing to be primarily repurchase agreements and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. We may deploy, on a debt-to-equity basis, up to ten times leverage on our Agency RMBS assets. We also deploy some leverage on our non-Agency RMBS assets utilizing repurchase agreements as the source of financing.
As of March 31, 2012, we have master repurchase agreements in place with 20 counterparties, the majority of which are U.S. domiciled financial institutions, and we continue to evaluate further counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our counterparties (lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

The following table summarizes our repurchase agreements and counterparty geographical concentration at March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$6,327,192	$802,893	63.0%	$4,972,632	$570,534	71.3%
Europe (2)	1,282,125	406,498	31.9%	884,888	183,955	23.0%
Asia (2)	1,084,439	65,561	5.1%	802,628	45,954	5.7%
Total	$8,693,756	$1,274,952	100.0%	$6,660,148	$800,443	100.0%
____________________

(1)
Represents the net carrying value of the securities or mortgage loans sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. At March 31, 2012 and December 31, 2011, we had $413.1 million and $45.6 million, respectively, in payables due to broker counterparties for unsettled security purchases. The payables are not included in the amounts presented above.

(2)	Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

For the three months ended March 31, 2012, we continued to maintain our repurchase agreement with Wells Fargo Bank. The repurchase agreement serves as a repurchase facility used from time to time to finance certain of our non-Agency securities held in our RMBS portfolio with Wells Fargo. As of March 31, 2012, borrowings under the Wells Fargo repurchase agreement were $96.3 million and unused, uncommitted capacity was $53.7 million, for an aggregate maximum borrowing capacity of $150.0 million. The facility is set to mature on July 25, 2012.
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
We also maintained our repurchase agreement with Barclays, which serves as a mortgage loan warehouse facility. This uncommitted facility provides an aggregate maximum borrowing capacity of $100.0 million and is set to mature on May 16, 2012, unless extended pursuant to its terms. As of March 31, 2012, borrowings under the uncommitted facility were $5.3 million and unused capacity was $94.7 million. The facility is collateralized by eligible residential mortgage loans, which are subject to margin call provisions that provide Barclays with certain rights when there has been a decline in the market value of the purchased mortgage loans.
We are subject to the following financial covenants under the Wells Fargo and Barclays repurchase agreements, as further detailed by the guaranty agreements we entered into in connection with the repurchase agreements. The following represents the most restrictive covenant calculations as of March 31, 2012 across both agreements:

(a)
As of the last business day of each calendar quarter, Total Indebtedness to Net Worth must be less than the specified Threshold Ratio in the Repurchase Agreement. As of March 31, 2012, our debt to net worth, as defined, was 3.9:1.0 while our threshold ratio, as defined, was 6.5:1.0.

(b)
As of the last business day of each calendar quarter, Liquidity must be greater than $25 million and the aggregate amount of Unrestricted Cash or Cash Equivalents must be greater than $15 million. As of March 31, 2012, our liquidity, as defined, was $545.7 million and our total unrestricted cash and cash equivalents, as defined, was $285.2 million.

(c)	As of the last business day of each calendar quarter, Net Worth must be greater than $450 million. As of March 31, 2012, our net worth, as defined, was $2.1 billion.
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

(in thousands)	March 31, 2012	December 31, 2011
Available-for-sale securities, at fair value	$8,606,739	$6,160,229
Trading securities, at fair value	1,002,090	1,003,301
Mortgage loans held-for-sale	5,711	5,782
Cash and cash equivalents	10,000	15,000
Restricted cash	46,180	94,803
Due from counterparties	57,341	32,201
Derivative assets, at fair value	227,304	145,779
Total	$9,955,365	$7,457,095

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
The following table provides the maturities of our repurchase agreements as of March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011
Within 30 days	$2,081,095	$1,967,009
30 to 59 days (1)	1,662,224	1,263,060
60 to 89 days	831,225	1,096,410
90 to 119 days	1,567,329	359,171
120 to 364 days (2)	1,470,633	923,248
Open maturity (3)	1,001,250	1,001,250
One year and over (4)	80,000	50,000
Total	$8,693,756	$6,660,148
____________________

(1)	30 to 59 days includes the amounts outstanding under the Barclays 364-day borrowing facility.

(2)	120 to 364 days includes the amounts outstanding under the Wells Fargo 364-day borrowing facility.

(3)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(4)	One year and over includes repurchase agreements with a maturity date of December 23, 2013.

For the three months ended March 31, 2012, our unrestricted cash balance increased to $545.7 million from $360.0 million at December 31, 2011. The cash movements can be summarized by the following:

•
Cash flows from operating activities.   For the three months ended March 31, 2012, operating activities increased our cash balances by approximately $36.3 million, primarily driven by our strong interest yield and financial results for the quarter.

•
Cash flows from investing activities.  For the three months ended March 31, 2012, investing activities reduced our cash balances by approximately $2.5 billion. The reduction was driven by the increase in our RMBS portfolio as we deployed capital from our two public common stock offerings.

•
Cash flows from financing activities.   For the three months ended March 31, 2012, financing activities increased our cash balance by approximately $2.7 billion, resulting from the net borrowings under repurchase agreements to fund our AFS portfolio as well as net proceeds of $0.7 billion obtained from our two public common stock offerings.

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
We utilize U.S. Treasuries as well as derivative financial instruments, currently limited to interest rate swaps, swaptions, TBAs, and, to a certain extent, inverse interest-only securities, as of March 31, 2012 to hedge the interest rate risk associated with our portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We rely on PRCM Advisers' expertise to manage these risks on our behalf. We implement part of our hedging strategy through Capitol, our TRS, which is subject to U.S. federal, state and, if applicable, local income tax.
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
The following table provides the indices of our variable rate assets as of March 31, 2012 and December 31, 2011, respectively, based on total notional amount of bonds (dollars in thousands).

	As of March 31, 2012				As of December 31, 2011
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$—	$169,202	$169,202	9%	$—	$174,791	$174,791	14%
LIBOR	1,664,969	43,083	1,708,052	89%	975,327	43,866	1,019,193	83%
Other (2)	16,981	16,469	33,450	2%	16,371	16,337	32,708	3%
Total	$1,681,950	$228,754	$1,910,704	100%	$991,698	$234,994	$1,226,692	100%
____________________

(1)	Hybrid amounts reflect those assets with greater than 12 months to reset.

(2)	"Other" - includes COFI, MTA and other indices.

Our analysis of risks is based on PRCM Advisers' and its affiliates' experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM Advisers may produce results that differ significantly from the estimates and assumptions used in our models.

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at March 31, 2012.
All changes in value are measured as the change from the March 31, 2012 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities, at fair value	$196,499	$114,125	$(152,157)	$(315,634)
As a % of March 31, 2012 equity	9.5%	5.5%	(7.3)%	(15.2)%
Trading securities, at fair value	$3,145	$3,145	$(6,072)	$(12,145)
As a % of March 31, 2012 equity	0.2%	0.2%	(0.3)%	(0.6)%
Mortgage loans held-for-sale, at fair value	$137	$57	$(129)	$(345)
As a % of March 31, 2012 equity	—%	—%	—%	—%
Derivatives, at fair value, net	$(170,915)	$(113,608)	$134,133	$293,281
As a % of March 31, 2012 equity	(8.2)%	(5.5)%	6.5%	14.2%
Repurchase Agreements	$(8,531)	$(7,093)	$7,700	$15,400
As a % of March 31, 2012 equity	(0.4)%	(0.3)%	0.4%	0.7%
Total Net Assets	$20,335	$(3,374)	$(16,525)	$(19,443)
As a % of March 31, 2012 total assets	0.2%	—%	(0.1)%	(0.2)%
As a % of March 31, 2012 equity	1.1%	(0.1)%	(0.7)%	(0.9)%
	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$479	$(2,255)	$6,157	$12,314
% change in net interest income	0.1%	(0.6)%	1.7%	3.3%

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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2012. The analysis utilizes assumptions and estimates based on management's judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
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
Given the low interest rates at March 31, 2012, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
The information set forth in the interest rate sensitivity table and all related disclosures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.
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
Credit Risk
We believe that our investment strategy will generally keep our risk of credit losses low to moderate. However, we retain the risk of potential credit losses on all of the loans underlying our non-Agency RMBS. With respect to our non-Agency RMBS that are senior in the credit structure, credit support contained in RMBS deal structures provide a level of protection from losses. We seek to manage the remaining credit risk through our pre-acquisition due diligence process, and by factoring assumed credit losses into the purchase prices we pay for non-Agency RMBS. In addition, with respect to any particular target asset, we evaluate relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral. At times, we enter into credit default swaps or other derivative instruments in an attempt to manage our credit risk. Nevertheless, unanticipated credit losses could adversely affect our operating results.

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
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
As of the date of this filing, we are not party to any litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under the heading "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2011, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

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

TWO HARBORS INVESTMENT CORP.
Dated:	May 4, 2012	By:	/s/ Thomas Siering
Thomas Siering Chief Executive Officer, President and Director (principal executive officer)
Dated:	May 4, 2012	By:	/s/ Brad Farrell
Brad Farrell Chief Financial Officer and Treasurer (principal accounting and financial officer)

Exhibit Number	Exhibit Index
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

21.1	Subsidiaries of registrant (filed herewith)
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101
Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the quarter ended March 31, 2012, filed on May 4, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.