Form 10-Q
period 2012-06-30
Two Harbors Investment Corp.
filed 2012-08-03
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2012

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
As of August 3, 2012 there were 279,354,704 shares of outstanding common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Available-for-sale securities, at fair value	$10,724,149	$6,249,252
Trading securities, at fair value	999,375	1,003,301
Mortgage loans held-for-sale, at fair value	11,378	5,782
Investment in real estate, net	71,726	—
Cash and cash equivalents	496,674	360,016
Restricted cash	138,336	166,587
Accrued interest receivable	35,954	23,437
Due from counterparties	81,039	32,587
Derivative assets, at fair value	361,073	251,856
Other assets	60,998	7,566
Total Assets	$12,980,702	$8,100,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$10,438,441	$6,660,148
Derivative liabilities, at fair value	82,619	49,080
Accrued interest payable	11,545	6,456
Due to counterparties	166,949	45,565
Accrued expenses	11,164	8,912
Dividends payable	87,061	56,239
Income taxes payable	266	3,898
Total liabilities	10,798,045	6,830,298
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 219,655,462 and 140,596,708 shares issued and outstanding, respectively	2,196	1,406
Additional paid-in capital	2,142,554	1,373,099
Receivable from issuance of common stock	(22,248)	—
Accumulated other comprehensive income (loss)	202,798	(58,716)
Cumulative earnings	233,256	157,452
Cumulative distributions to stockholders	(375,899)	(203,155)
Total stockholders’ equity	2,182,657	1,270,086
Total Liabilities and Stockholders’ Equity	$12,980,702	$8,100,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Interest income:
Available-for-sale securities	$104,319	$39,959	$188,533	$59,494
Trading securities	1,250	805	2,300	1,077
Mortgage loans held-for-sale	126	—	195	—
Cash and cash equivalents	209	64	377	127
Total interest income	105,904	40,828	191,405	60,698
Interest expense	15,527	3,863	26,994	6,362
Net interest income	90,377	36,965	164,411	54,336
Other-than-temporary impairments:
Total other-than temporary impairment losses	(4,476)	(294)	(8,751)	(294)
Non-credit portion of loss recognized in other comprehensive income	—	—	—	—
Net other-than-temporary credit impairment losses	(4,476)	(294)	(8,751)	(294)
Other income:
Gain on investment securities, net	1,789	3,189	11,720	4,728
Loss on interest rate swap and swaption agreements	(61,014)	(50,808)	(77,207)	(48,869)
(Loss) gain on other derivative instruments	(7,617)	9,766	(16,507)	15,113
Other income	131	—	91	—
Total other loss	(66,711)	(37,853)	(81,903)	(29,028)
Expenses:
Management fees	7,610	2,728	14,353	4,278
Other operating expenses	4,181	2,155	7,782	3,667
Total expenses	11,791	4,883	22,135	7,945
Income (loss) before income taxes	7,399	(6,065)	51,622	17,069
Benefit from income taxes	(16,605)	(5,081)	(24,182)	(4,324)
Net income (loss) attributable to common stockholders	$24,004	$(984)	$75,804	$21,393
Basic and diluted earnings (loss) per weighted average common share	$0.11	$(0.01)	$0.38	$0.35
Dividends declared per common share	$0.40	$0.40	$0.80	$0.80
Basic and diluted weighted average number of shares of common stock	214,810,579	77,101,606	200,833,084	61,443,978
Comprehensive income:
Net income (loss)	$24,004	$(984)	$75,804	$21,393
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	117,604	14,514	261,514	23,629
Other comprehensive income	117,604	14,514	261,514	23,629
Comprehensive income	$141,608	$13,530	$337,318	$45,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENDSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Receivable from Issuance of Common Stock	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders' Equity
					(unaudited)
Balance, January 1, 2011	40,501,212	$405	$366,974	$—	$22,619	$30,020	$(37,570)	$382,448
Net income	—	—	—	—	—	21,393	—	21,393
Other comprehensive income	—	—	—	—	23,629	—	—	23,629
Net proceeds from issuance of common stock, net of offering costs	51,769,180	518	522,558	—	—	—	—	523,076
Common dividends declared	—	—	—	—	—	—	(53,112)	(53,112)
Non-cash equity award compensation	7,599	—	147	—	—	—	—	147
Balance, June 30, 2011	92,277,991	$923	$889,679	$—	$46,248	$51,413	$(90,682)	$897,581

Balance, January 1, 2012	140,596,708	$1,406	$1,373,099	$—	$(58,716)	$157,452	$(203,155)	$1,270,086
Net income	—	—	—	—	—	75,804	—	75,804
Other comprehensive income	—	—	—	—	261,514	—	—	261,514
Net proceeds from issuance of common stock, net of offering costs	79,058,754	790	769,022	—	—	—	—	769,812
Increase in receivable from issuance of common stock	—	—	—	(22,248)	—	—	—	(22,248)
Common dividends declared	—	—	—	—	—	—	(172,744)	(172,744)
Non-cash equity award compensation	—	—	433	—	—	—	—	433
Balance, June 30, 2012	219,655,462	$2,196	$2,142,554	$(22,248)	$202,798	$233,256	$(375,899)	$2,182,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2012	2011
	(unaudited)
Cash Flows From Operating Activities:
Net income	$75,804	$21,393
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on RMBS, net	(9,058)	4,693
Other-than-temporary impairment losses	8,751	294
Gain on investment securities, net	(11,720)	(4,728)
Loss on termination and option expiration of interest rate swaps and swaptions	18,540	227
Unrealized loss on interest rate swaps and swaptions	46,296	38,351
Unrealized gain on other derivative instruments	(4,773)	(5,893)
Unrealized gain on mortgage loans	(4)	—
Equity based compensation expense	433	147
Depreciation of real estate	32	—
Purchases of mortgage loans held-for-sale	(6,618)	—
Proceeds from repayment of mortgage loans held-for-sale	1,026	—
Net change in assets and liabilities:
Increase in accrued interest receivable	(12,517)	(12,334)
Increase in deferred income taxes, net	(19,720)	(4,330)
Increase in current income tax receivable	(4,465)	—
(Increase)/decrease in prepaid and fixed assets	(554)	157
Increase in accrued interest payable, net	5,089	2,085
(Decrease)/increase in income taxes payable	(3,632)	5
Increase in accrued expenses	2,252	2,858
Net cash provided by operating activities	85,162	42,925
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(4,696,861)	(3,338,528)
Proceeds from sales of available-for-sale securities	197,714	95,782
Principal payments on available-for-sale securities	295,829	116,651
Purchases of other derivative instruments	(205,440)	(165,831)
Proceeds from sales of other derivative instruments	69,699	19,572
Purchases of trading securities	(996,016)	(1,319,959)
Proceeds from sales of trading securities	1,001,904	500,133
Purchases of investments in real estate	(71,758)	—
Increase in escrow deposits	(28,693)	—
Increase (decrease) in due to counterparties, net	72,932	(19,866)
Decrease (increase) in restricted cash	28,251	(66,695)
Net cash used in investing activities	(4,332,439)	(4,178,741)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Six Months Ended
	June 30,
	2012	2011
	(unaudited)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$23,100,723	$8,283,571
Principal payments on repurchase agreements	(19,322,430)	(4,626,172)
Proceeds from issuance of common stock, net of offering costs	769,812	523,076
Increase in receivable from issuance of common stock	(22,248)	—
Dividends paid on common stock	(141,922)	(26,650)
Net cash provided by financing activities	4,383,935	4,153,825
Net increase in cash and cash equivalents	136,658	18,009
Cash and cash equivalents at beginning of period	360,016	163,900
Cash and cash equivalents at end of period	$496,674	$181,909
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$10,438	$4,277
Cash paid for taxes	$3,635	$1
Non-Cash Financing Activity:
Dividends declared but not paid at end of period	$87,061	$36,911
Reconciliation of mortgage loans held-for-sale:
Mortgage loans held-for-sale at beginning of period	$5,782	$—
Purchases of mortgage loans held-for-sale	6,618	—
Proceeds from repayment of mortgage loans held-for-sale	(1,026)	—
Unrealized gain on mortgage loans	4	—
Loans held-for-sale at end of period	$11,378	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 1. Organization and Operations
Two Harbors Investment Corp., or the Company, is a Maryland corporation focused on investing in, financing and managing residential mortgage-backed securities, or RMBS, residential mortgage loans, residential real properties, and other financial assets. The Company is externally managed and advised by PRCM Advisers LLC, a subsidiary of Pine River Capital Management L.P., or Pine River, a global multi-strategy asset management firm. The Company's common stock is listed on the NYSE and its warrants are listed on the NYSE MKT under the symbols “TWO” and “TWO.WS,” respectively.
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

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2012 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2012 should not be construed as indicative of the results to be expected for the full year.
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
Significant Accounting Policies
Investment in Real Estate, Net
Beginning in early 2012, the Company began investing in single family residential properties with the intention of renting the properties. Real estate is recorded at acquisition cost, allocated between land and building. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes information obtained from county tax assessment records to develop regional averages. Building depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company generally uses a 27.5-year estimated life with no salvage value. For properties purchased subject to an existing lease, the assets are recorded at fair value, allocated to land, building and the existing lease. Any difference between fair value and cost is recorded in the income statement. The lease value is amortized over the expected benefit period (i.e., the lease term).

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company evaluates its long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If an impairment indicator exists, the Company compares the expected future undiscounted cash flows against the carrying amount of an asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, the Company would record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset.
The lease periods are generally short term in nature (one year or less) and reflect market rental rates. Gross rental income and expenses applicable to rental income are reported in the statement of comprehensive income in other income and other operating expenses, respectively. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and expenditures for significant renovations that improve the asset and extend the useful life of the asset are capitalized and depreciated over their estimated useful life.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 3. Available-for-Sale Securities, at Fair Value
The following table presents the Company's available-for-sale, or AFS, investment securities by collateral type, which were carried at their fair value as of June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$2,647,214	$1,609,003
Federal National Mortgage Association	4,412,010	2,414,637
Government National Mortgage Association	1,652,978	1,029,517
Non-Agency	2,011,947	1,196,095
Total mortgage-backed securities	$10,724,149	$6,249,252

At June 30, 2012 and December 31, 2011, the Company pledged investment securities with a carrying value of $10.5 billion and $6.2 billion, respectively, as collateral for repurchase agreements. See Note 12 - Repurchase Agreements.
At June 30, 2012 and December 31, 2011, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and therefore classified as derivatives.
The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of June 30, 2012 and December 31, 2011:

	June 30, 2012
(in thousands)	Agency	Non-Agency	Total
Face Value	$9,298,257	$4,291,928	$13,590,185
Unamortized premium	548,956	—	548,956
Unamortized discount
Designated credit reserve	—	(1,322,098)	(1,322,098)
Net, unamortized	(1,351,394)	(944,298)	(2,295,692)
Amortized Cost	8,495,819	2,025,532	10,521,351
Gross unrealized gains	230,117	62,491	292,608
Gross unrealized losses	(13,734)	(76,076)	(89,810)
Carrying Value	$8,712,202	$2,011,947	$10,724,149

	December 31, 2011
(in thousands)	Agency	Non-Agency	Total
Face Value	$5,692,754	$2,667,929	$8,360,683
Unamortized premium	279,640	—	279,640
Unamortized discount
Designated credit reserve	—	(782,606)	(782,606)
Net, unamortized	(1,008,780)	(540,969)	(1,549,749)
Amortized Cost	4,963,614	1,344,354	6,307,968
Gross unrealized gains	108,864	11,881	120,745
Gross unrealized losses	(19,321)	(160,140)	(179,461)
Carrying Value	$5,053,157	$1,196,095	$6,249,252

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present the carrying value of the Company's AFS investment securities by rate type as of June 30, 2012 and December 31, 2011:

	June 30, 2012
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$221,568	$1,750,513	$1,972,081
Fixed Rate	8,490,634	261,434	8,752,068
Total	$8,712,202	$2,011,947	$10,724,149

	December 31, 2011
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$231,678	$995,014	$1,226,692
Fixed Rate	4,821,479	201,081	5,022,560
Total	$5,053,157	$1,196,095	$6,249,252

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
The following table presents the changes for the six months ended June 30, 2012 and 2011 of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	Six Months Ended June 30,
	2012			2011
(in thousands)	Designated Credit Reserve	Unamortized Net Discount	Total	Designated Credit Reserve	Unamortized Net Discount	Total
Beginning balance at January 1	$(782,606)	$(540,969)	$(1,323,575)	$(145,855)	$(129,992)	$(275,847)
Acquisitions	(553,552)	(479,435)	(1,032,987)	(249,153)	(168,684)	(417,837)
Accretion of net discount	250	62,768	63,018	—	12,409	12,409
Realized credit losses	17,908	—	17,908	1,242	—	1,242
Reclassification adjustment for other-than-temporary impairments	(8,751)	—	(8,751)	(294)	—	(294)
Transfers from (to)	—	—	—	66	(66)	—
Sales, calls, other	4,653	13,338	17,991	8,253	5,618	13,871
Ending balance at June 30	$(1,322,098)	$(944,298)	$(2,266,396)	$(385,741)	$(280,715)	$(666,456)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of June 30, 2012 and December 31, 2011. At June 30, 2012, the Company held 1,233 AFS securities, of which 194 were in an unrealized loss position for less than twelve consecutive months and 95 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2011, the Company held 854 AFS securities, of which 264 were in an unrealized loss position for less than twelve months and 20 were in an unrealized loss position for more than twelve consecutive months.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2012	$1,257,841	$(33,629)	$452,791	$(56,181)	$1,710,632	$(89,810)
December 31, 2011	$1,277,120	$(175,348)	$15,608	$(4,113)	$1,292,728	$(179,461)

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
The Company recorded a $4.5 million and an $8.8 million other-than-temporary credit impairment during the three and six months ended June 30, 2012, respectively, on a total of 27 non-Agency RMBS where the future expected cash flows for each security was less than its amortized cost. As of June 30, 2012, the impaired securities had weighted average cumulative losses of 1.1%, weighted average three-month prepayment speed of 2.17, weighted average 60+ day delinquency of 36.1% of the pool balance, and weighted average FICO score of 653. At June 30, 2012, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities, therefore, only the projected credit loss was recognized in earnings. During the three and six months ended June 30, 2011, the Company recorded a $0.3 million other-than-temporary credit impairment on one non-Agency RMBS where the future expected cash flows for each security was less than its amortized cost.
The following table presents the changes in OTTI included in earnings for six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Cumulative credit loss at beginning of period	$(9,377)	$—	$(5,102)	$—
Additions:
Other-than-temporary impairments not previously recognized	(2,644)	(294)	(6,128)	(294)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	(1,832)	—	(2,623)	—
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	250	—	250	—
Cumulative credit loss at end of period	$(13,603)	$(294)	$(13,603)	$(294)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Cumulative credit losses related to OTTI may be reduced for securities sold as well as securities that mature, pay down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain on investment securities, net in the Company's condensed consolidated statements of comprehensive income. For the three and six months ended June 30, 2012, the Company sold AFS securities for $27.6 million and $197.7 million with an amortized cost of $28.7 million and $187.7 million, for a net realized loss of $1.1 million and a net realized gain of $10.0 million, respectively.
The following table presents the gross realized gains and losses on sales of AFS securities for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Gross realized gains	$560	$141	$11,663	$1,949
Gross realized losses	(1,629)	(95)	(1,629)	(265)
Total realized gains on sales, net	$(1,069)	$46	$10,034	$1,684

Note 4. Trading Securities, at Fair Value
The Company holds U.S. Treasuries in its taxable REIT subsidiary and classifies these securities as trading instruments due to its short-term investment objectives. As of June 30, 2012 and December 31, 2011, the Company held U.S. Treasuries with an amortized cost of $1.0 billion and $1.0 billion and a fair value of $1.0 billion and $1.0 billion, respectively, classified as trading securities. The unrealized gains included within trading securities were $3.0 million and $3.1 million as of June 30, 2012 and December 31, 2011, respectively.
For the three and six months ended June 30, 2012, the Company sold trading securities for $1.0 billion with an amortized cost of $1.0 billion resulting in realized gains of $1.7 million on the sale of these securities. For the three and six months ended June 30, 2012, trading securities experienced unrealized gains of $1.2 million and unrealized losses of $0.1 million, respectively. Both realized and unrealized gains and losses are recorded as a component of gains on investment securities, net in the Company's condensed consolidated statements of comprehensive income.
At June 30, 2012, the Company pledged trading securities with a carrying value of $1.0 billion as collateral for repurchase agreements. See Note 12 - Repurchase Agreements.

Note 5. Mortgage Loans Held-for-Sale, at Fair Value
Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of a fair value option election. The following table presents the carrying value of the Company's mortgage loans held-for-sale as of June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011
Unpaid principal balance	$11,093	$5,655
Fair value adjustment	285	127
Carrying value	$11,378	$5,782

At June 30, 2012, the Company pledged mortgage loans with a carrying value of $4.8 million as collateral for repurchase agreements. See Note 12 - Repurchase Agreements.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 6. Investment in Real Estate, Net
Investments in real estate consists of single family residential properties purchased by the Company with the intention to hold and rent the properties. The following table presents the carrying value of the Company's investment in real estate as of June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011
Land	$15,106	$—
Building	56,652	—
	71,758	—
Accumulated depreciation	(32)	—
Investment in real estate, net	$71,726	$—

Note 7. Restricted Cash
The Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts. The Company has also placed cash in a restricted account pursuant to a letter of credit on an office space lease.
The following table presents the Company's restricted cash balances as of June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011
Restricted cash balances held by trading counterparties:
For securities trading activity	$9,000	$9,000
For derivatives trading activity	114,064	62,784
As restricted collateral for repurchase agreements	14,926	94,803
	137,990	166,587
Restricted cash balance pursuant to letter of credit on office lease	346	—
Total	$138,336	$166,587

Note 8. Accrued Interest Receivable
The following table presents the Company's accrued interest receivable by collateral type:

(in thousands)	June 30, 2012	December 31, 2011
Accrued Interest Receivable:
U.S. Treasuries	$1,101	$1,003
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	9,089	5,844
Federal National Mortgage Association	16,049	9,770
Government National Mortgage Association	6,869	4,454
Non-Agency	2,767	2,328
Total mortgage-backed securities	34,774	22,396
Mortgage loans held-for-sale	79	38
Total	$35,954	$23,437

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 9. Derivative Instruments and Hedging Activities
The Company enters into a variety of derivative and non-derivative instruments in connection with its risk management activities. The Company's primary objective for executing these derivatives and non-derivative instruments is to mitigate the Company's economic exposure to future events that are outside its control. The Company's derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company may, at times, enter into various forward contracts including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps, and credit default swaps. In executing on the Company's current risk management strategy, the Company has entered into interest rate swap and swaption agreements, TBA positions and credit default swaps. The Company has also entered into a number of non-derivative instruments to manage interest rate risk, principally U.S. Treasuries and Agency interest-only securities.
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
Balance Sheet Presentation
The following table presents the gross fair value and notional amounts of the Company's derivative financial instruments treated as trading instruments as of June 30, 2012 and December 31, 2011.

(in thousands)	June 30, 2012				December 31, 2011
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$280,672	1,790,065	$—	—	$157,421	1,131,084	$—	—
Interest rate swap agreements	—	—	(71,793)	9,135,000	—	—	(28,790)	5,810,000
Credit default swap agreements	42,173	541,444	(10,826)	83,591	86,136	544,699	(14,638)	154,812
Swaptions	38,228	4,200,000	—	—	5,635	2,900,000	—	—
TBAs	—	—	—	—	2,664	275,000	(5,652)	850,000
Forward purchase commitment	—	32,406	—	—	—	—	—	—
Forward sale commitment	—	—	—	—	—	5,202	—	—
Total	$361,073	6,563,915	$(82,619)	9,218,591	$251,856	4,855,985	$(49,080)	6,814,812

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table provides the average outstanding notional amounts of the Company's derivative financial instruments treated as trading instruments for the three and six months ended June 30, 2012.

(in thousands)	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
Trading instruments	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Inverse interest-only securities	1,727,601	—	1,529,218	—
Interest rate swap agreements	—	8,154,231	—	7,300,525
Credit default swaps	570,354	88,077	556,121	112,822
Swaptions	3,790,110	—	3,307,792	—
TBAs	324,176	945,055	267,265	854,420
Forward purchase commitment	1,480	—	601	—
Forward sale commitment	4,446	—	4,816	—

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
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statement of comprehensive income on its derivative instruments:

(in thousands)
Trading Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Risk Management Instruments
Interest Rate Contracts
Investment securities - RMBS	(Loss) gain on other derivative instruments	$(22,350)	$(381)	$(24,987)	$(639)
Investment securities - U.S. Treasuries and TBA contracts	(Loss) gain on interest rate swap and swaption agreements	(5,697)	(3,401)	(7,345)	(3,811)
Mortgage loans held-for-sale	(Loss) gain on other derivative instruments	(39)	—	(26)	—
Repurchase agreements	(Loss) gain on interest rate swap and swaption agreements	(55,317)	(47,407)	(69,862)	(45,058)
Credit default swaps - Receive protection	(Loss) gain on other derivative instruments	(1,225)	273	(25,526)	273
Non-Risk Management Instruments
Credit default swaps - Provide protection	(Loss) gain on other derivative instruments	752	(3,513)	8,972	(1,175)
Inverse interest-only securities	(Loss) gain on other derivative instruments	15,245	13,387	25,060	16,654
Total		$(68,631)	$(41,042)	$(93,714)	$(33,756)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and six months ended June 30, 2012, the Company recognized $7.7 million and $12.4 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from generally paying a fixed interest rate on an average $8.2 billion and $7.3 billion notional, respectively, to hedge a portion of the Company's interest rate risk on its short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest.
For the three and six months ended June 30, 2012, the Company terminated or had options expire on a total of 8 and 19 interest rate swap and swaption positions of $2.0 billion notional and $2.9 billion notional, respectively. Upon settlement of the early terminations and option expirations, the Company paid $1.0 million and $1.5 million in full settlement of its net interest spread liability and recognized $7.3 million and $18.5 million in realized losses on the swaps and swaptions, respectively, including early termination penalties.
For the three and six months ended June 30, 2012, the Company terminated a total of 6 and 10 credit default swap positions totaling $155.0 million and $240.0 million notional, respectively. Upon settlement of the early terminations, the Company received $73,700 and $63,208 in full settlement of its net interest spread receivable and recognized $1.7 million and $3.3 million in realized losses on the credit default swaps, including early termination penalties.
Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Derivative fair value adjustments are reflected within the unrealized loss (gain) on interest rate swaps and swaptions and unrealized loss (gain) on other derivative instruments line items and realized losses on interest rate swap and swaption agreements are reflected within the loss on termination of interest rate swaps and swaptions line item within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the purchases of other derivative instruments, proceeds from sales of other derivative instruments and increase (decrease) in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.
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
As of June 30, 2012 and December 31, 2011, the Company had outstanding fair value of $61.2 million and $48.4 million, respectively, of interest-only securities in place to economically hedge its investment securities. These interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets. The Company did not hold any long or short notional TBA positions as of June 30, 2012, but held TBA positions with $275.0 million in long notional and $850.0 million in short notional as of December 31, 2011, respectively. The Company discloses these on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. As of December 31, 2011, these contracts held a fair market value of $2.7 million, included in derivative assets, at fair value, and $5.7 million, included in derivative liabilities, at fair value, in the condensed consolidated balance sheet as of December 31, 2011.
Commitments to Purchase and/or Sell Mortgage Loans Held-for-Sale  - Prior to a mortgage loan purchase, the Company may enter into forward purchase commitments with counterparties whereby the Company commits to purchasing the loans at a particular interest rate, provided the borrower elects to close the loan. These commitments to purchase mortgage loans have been defined as derivatives and are therefore recorded on the balance sheet as assets or liabilities and measured at fair value. Subsequent changes in fair value are recorded on the balance sheet as adjustments to the carrying value of these assets or liabilities with a corresponding adjustment recognized in current period earnings. As of June 30, 2012, the Company had entered into commitments to purchase mortgage loans of $32.4 million, subject to fallout if the loans do not close. No fair value was assigned to the derivative at June 30, 2012 as it was entered into at market terms at the end of the period.
The Company is exposed to interest rate risk on mortgage loans from the time it commits to purchase the mortgage loan until the mortgage loan is sold. Changes in interest rates impact the market price for the mortgage loans. For example, as market interest rates decline, the value of mortgage loans held-for-sale increases, and vice versa. To mitigate the impact of this risk, the Company may from time to time enter into a forward sale commitment under the Forward AAA Securities

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Agreement, or the Forward Agreement, with Barclays Bank PLC, or Barclays, pursuant to which Barclays would purchase certain securities issued in connection with a potential securitization transaction involving mortgage loans subject to the Forward Agreement. As of December 31, 2011, one trade had been executed under the Forward Agreement with a notional of $5.2 million. No fair value was assigned to the derivative at December 31, 2011 as it was entered into at market terms at the end of the year. This trade was settled by the Company in the three months ended June 30, 2012. As of June 30, 2012, the Company had no additional trades under the Forward Agreement.
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
As of June 30, 2012 and December 31, 2011, the Company had the following outstanding interest rate swaps that were utilized as economic hedges of interest rate risk associated with the Company's short-term repurchase agreements:

(notional in thousands)
June 30, 2012
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2012	25,000	0.868%	0.522%	0.48
2013	2,275,000	0.713%	0.500%	1.06
2014	1,675,000	0.644%	0.517%	2.07
2015	2,070,000	1.039%	0.447%	2.87
2016 and Thereafter	2,090,000	1.053%	0.476%	4.28
Total	8,135,000	0.870%	0.484%	2.55

(notional in thousands)
December 31, 2011
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2012	25,000	0.868%	0.315%	0.98
2013	2,025,000	0.737%	0.368%	1.55
2014	1,275,000	0.670%	0.380%	2.72
2015	820,000	1.575%	0.329%	3.52
2016	240,000	2.156%	0.316%	4.32
Total	4,385,000	0.952%	0.361%	2.41

The Company has also entered into interest rate swaps in combination with U.S. Treasuries to economically hedge funding cost risk. As of June 30, 2012 and December 31, 2011, the Company held $1.0 billion in fair value of U.S. Treasuries classified as trading securities and the following outstanding interest rate swaps:

(notional in thousands)
June 30, 2012
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2015	1,000,000	0.799%	0.476%	2.78
Total	1,000,000

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(notional in thousands)
December 31, 2011
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2013	1,250,000	0.620%	0.339%	1.54
Total	1,250,000

As of June 30, 2012, all of the Company's interest rate swap contracts receive interest at a 1-month or 3-month LIBOR rate. As of December 31, 2011, all of the Company's interest rate swap contracts received interest at a 1-month or 3-month LIBOR rate, except the following interest rate swap entered in combination with TBA contracts to economically hedge mortgage basis widening where the Company paid interest at a 3-month LIBOR rate:

(notional in thousands)
December 31, 2011
Swaps Maturities	Notional Amounts	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2016	175,000	0.420%	1.772%	4.58
Total	175,000

Additionally, as of June 30, 2012 and December 31, 2011, the Company had the following outstanding interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would pay a fixed rate) that were utilized as macro-economic hedges:

June 30, 2012
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Payer	< 6 Months	$9,540	$3	3.38	1,000,000	2.95%	3M Libor	5.4
Payer	≥ 6 Months	60,800	38,225	48.33	3,200,000	3.70%	3M Libor	9.6
Total Payer		$70,340	$38,228	48.33	4,200,000	3.52%	3M Libor	8.6

December 31, 2011
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Payer	< 6 Months	$16,147	$4	4.97	1,600,000	3.22%	3M Libor	3.7
Payer	≥ 6 Months	13,523	5,631	12.27	1,300,000	3.19%	3M Libor	6.5
Total Payer		$29,670	$5,635	12.26	2,900,000	3.21%	3M Libor	4.9

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

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
As of June 30, 2012, the Company held credit default swaps where the Company receives credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company's credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.
The following tables present credit default swaps where the Company is receiving protection held as of June 30, 2012 and December 31, 2011:

(notional and dollars in thousands)
June 30, 2012
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
Receive	9/20/2013	460.00	(45,000)	$47	$(3,127)	$(3,080)
	12/20/2013	181.91	(105,000)	479	(3,225)	(2,746)
	6/20/2016	105.50	(100,000)	(1,051)	(260)	(1,311)
	12/20/2016	682.82	(121,000)	4,360	(13,062)	(8,702)
	6/20/2017	586.18	(99,000)	3,190	(3,563)	(373)
	5/25/2046	356.00	(71,444)	35,148	(32,558)	2,590
	Total	365.95	(541,444)	$42,173	$(55,795)	$(13,622)

(notional and dollars in thousands)
December 31, 2011
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
Receive	9/20/2013	460.00	(45,000)	$2,422	$(3,127)	$(705)
	12/20/2013	172.50	(105,000)	3,742	(3,225)	517
	6/20/2016	105.00	(150,000)	2,074	(355)	1,719
	12/20/2016	684.38	(125,000)	10,200	(13,062)	(2,862)
	5/25/2046	377.23	(119,699)	67,698	(57,322)	10,376
	Total	341.94	(544,699)	$86,136	$(77,091)	$9,045

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of June 30, 2012, the fair value of derivative financial instruments as an asset and liability position was $361.1 million and $82.6 million, respectively.
The Company mitigates the credit risk exposure on derivative financial instruments by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines, and the Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. As of June 30, 2012, the Company has received cash deposits from counterparties of $34.2 million and placed cash deposits of $124.1 million in accounts maintained by counterparties, of which the amounts are netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the condensed consolidated balance sheet.
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
Inverse interest-only securities with a carrying value of $280.7 million, including accrued interest receivable of $3.5 million, are accounted for as derivative financial instruments in the condensed consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011
Face Value	$1,790,065	$1,131,084
Unamortized premium	—	—
Unamortized discount
Designated credit reserve	—	—
Net, unamortized	(1,520,825)	(973,066)
Amortized Cost	269,240	158,018
Gross unrealized gains	15,138	4,606
Gross unrealized losses	(7,166)	(7,385)
Carrying Value	$277,212	$155,239

As of June 30, 2012 and December 31, 2011, the Company also held credit default swaps where the Company provides credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company's credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present credit default swaps where the Company is providing protection held as of June 30, 2012 and December 31, 2011:

(notional and dollars in thousands)
June 30, 2012
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
Provide	7/25/2036	345.69	33,577	$2,186	$(6,374)	$(4,188)
	5/25/2046	146.18	50,014	(13,012)	13,573	561
		226.32	83,591	$(10,826)	$7,199	$(3,627)

(notional and dollars in thousands)
December 31, 2011
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
Provide	7/25/2036	358.71	99,890	$2,733	$(11,089)	$(8,356)
	5/25/2046	146.18	54,922	(17,371)	13,574	(3,797)
		289.59	154,812	$(14,638)	$2,485	$(12,153)

Note 10. Other Assets
Other assets as of June 30, 2012 and December 31, 2011 are summarized in the following table:

(in thousands)	June 30, 2012	December 31, 2011
Property and equipment at cost	$632	$322
Accumulated depreciation (1)	(117)	(39)
Net property and equipment	515	283
Prepaid expenses	1,044	722
Current income tax receivable	4,622	157
Deferred tax assets	26,111	6,391
Escrow deposits	28,693	—
Lease deposit	13	13
Total other assets	$60,998	$7,566
____________________

(1)	Depreciation expense for the three and six months ended June 30, 2012 was $44,586 and $77,768, respectively.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

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
Investment securities  - The Company holds a portfolio of AFS and trading securities that are carried at fair value in the condensed consolidated balance sheet. AFS securities are primarily comprised of Agency and non-Agency RMBS while the Company's U.S. Treasuries are classified as trading securities. The Company determines the fair value of its U.S. Treasuries and Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. In determining the fair value of its non-Agency RMBS, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100.0% of its U.S. Treasuries as Level 1 fair value assets at June 30, 2012. The Company classified 100.0% of its RMBS AFS securities reported at fair value as Level 2 at June 30, 2012. AFS and trading securities account for 88.7% and 8.3% of all assets reported at fair value at June 30, 2012, respectively.
Mortgage loans held-for-sale  - The Company holds a portfolio of mortgage loans held-for-sale that are carried at fair value in the condensed consolidated balance sheet as a result of a fair value option election. The Company determines fair value of its mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 100% of its mortgage loans held-for-sale as Level 2 fair value assets at June 30, 2012.
Derivative instruments  - The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps. The Company utilizes internally developed models that are widely accepted in the market to value their OTC derivative contracts. The specific terms of the contract are entered into the model as well as market observable inputs such as interest rate forward curves and interpolated volatility assumptions. As all significant inputs into these models are market observable, the Company classified 100% of the interest rate swaps, swaptions and credit default swaps reported at fair value as Level 2 at June 30, 2012.
The Company also enters into certain other derivative financial instruments, such as TBAs and inverse interest-only securities. These instruments are similar in form to the Company's AFS securities and the Company utilizes broker quotes to value these instruments. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at June 30, 2012. The Company did not hold TBAs as of June 30, 2012.
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

	Recurring Fair Value Measurements
	At June 30, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$10,724,149	$—	$10,724,149
Trading securities	999,375	—	—	999,375
Mortgage loans held-for-sale	—	11,378	—	11,378
Derivative assets	—	361,073	—	361,073
Total assets	$999,375	$11,096,600	$—	$12,095,975
Liabilities
Derivative liabilities	$—	$82,619	$—	$82,619
Total liabilities	$—	$82,619	$—	$82,619

	Recurring Fair Value Measurements
	At December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$6,238,136	$11,116	$6,249,252
Trading securities	1,003,301	—	—	1,003,301
Mortgage loans held-for-sale	—	—	5,782	5,782
Derivative assets	2,664	249,192	—	251,856
Total assets	$1,005,965	$6,487,328	$16,898	$7,510,191
Liabilities
Derivative liabilities	$5,652	$43,428	$—	$49,080
Total liabilities	$5,652	$43,428	$—	$49,080

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2012, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

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

	Level 3 Recurring Fair Value Measurements
	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Assets		Assets
(in thousands)	Available-For-Sale Securities	Mortgage Loans Held-For-Sale	Available-For-Sale Securities	Mortgage Loans Held-For-Sale
Beginning of period level 3 fair value	$—	$5,711	$11,116	$5,782
Gains/(losses) included in net income:
Realized gains (losses)	—	—	—	—
Unrealized gains (losses)	—	—	—	(45)	(1)
Total net gains/(losses) included in net income	—	—	—	(45)
Other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	(26)
Gross transfers Into level 3	—	—	—	—
Gross transfers out of level 3	—	(5,711)	(11,116)	(5,711)
End of period level 3 fair value	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$—	$—	$—
___________________

(1)	For the six months ended June 30, 2012 , the change in unrealized losses on mortgage loans held-for-sale was recorded in other income on the condensed consolidated statements of comprehensive income.

The Company transferred three Level 3 assets in the amount of $5.7 million and $16.8 million into Level 2 during the three and six months ended June 30, 2012, respectively. The assets were deemed to be Level 2 based on the availability of third-party pricing and corroborating market data. The Company did not incur transfers between Level 1 and Level 2 for the three and six months ended June 30, 2012. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.

Fair Value Option for Financial Assets and Financial Liabilities
The Company elected the fair value option for the residential mortgage loans it acquires. The fair value option was elected to mitigate earnings volatility by better matching the accounting for the assets with the related hedges. The residential mortgage loans are carried within mortgage loans held-for-sale on the condensed consolidated balance sheet. The Company's policy is to separately record interest income on these fair value elected loans. Upfront fees and costs related to the fair value elected loans are not deferred or capitalized. Fair value adjustments are reported in other income on the condensed consolidated statements of comprehensive income. The fair value option is irrevocable once the loan is acquired.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the fair value option elections and information regarding the amounts recognized in earnings for each fair value option-elected item.

	Changes included in the Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
(in thousands)
Interest income (1)	$126	$195
Gain on mortgage loans (2)	48	4
Total included in net income	$174	$199
Change in fair value due to credit risk	$—	$—
____________________

(1)	Interest income on mortgage loans held-for-sale is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.

(2)	Gain on mortgage loans is recorded in other income on the condensed consolidated statements of comprehensive income.

The table below provides the fair value and the unpaid principal balance for the Company's fair value option-elected loans.

	June 30, 2012		December 31, 2011
(in thousands)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Mortgage loans held-for-sale
Total loans	$11,093	$11,378	$5,655	$5,782
Nonaccrual loans	$—	$—	$—	$—
Loans 90+ days past due	$—	$—	$—	$—
____________________

(1)	Excludes accrued interest receivable.

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

•
The carrying value of repurchase agreements that mature in less than one year generally approximates fair value due to the short maturities. The Company holds $128.7 million of repurchase agreements that are considered long-term. The Company's long-term repurchase agreements have floating rates based on an index plus a spread. These borrowings have been recently entered into and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 1.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 12. Repurchase Agreements
The Company had outstanding $10.4 billion of repurchase agreements, including repurchase agreements funding the Company's U.S. Treasuries of $1.0 billion. Excluding the debt associated with the Company's U.S. Treasuries and the effect of the Company's interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.71% and weighted average remaining maturities of 86 days as of June 30, 2012. The Company had outstanding $6.7 billion of repurchase agreements with a weighted average borrowing rate of 0.78%, excluding the debt associated with the Company's U.S. Treasuries and the effect of the Company's interest rate swaps, and weighted average remaining maturities of 73 days as of December 31, 2011. As of June 30, 2012 and December 31, 2011, the debt associated with the Company's U.S. Treasuries had a weighted average borrowing rate of 0.24% and 0.12%, respectively.
At June 30, 2012 and December 31, 2011, the repurchase agreement balances were as follows:

(in thousands)	June 30, 2012	December 31, 2011
Short-term	$10,309,696	$6,610,148
Long-term	128,745	50,000
Total	$10,438,441	$6,660,148

At June 30, 2012 and December 31, 2011, the repurchase agreements had the following characteristics:

(dollars in thousands)	June 30, 2012		December 31, 2011
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Amount Outstanding	Weighted Average Borrowing Rate
U.S. Treasuries	$997,500	0.24%	$1,001,250	0.12%
Agency RMBS	8,112,340	0.47%	4,804,533	0.50%
Non-Agency RMBS	1,121,990	2.38%	731,014	2.61%
Agency derivatives	202,247	1.16%	118,032	0.97%
Mortgage loans held-for-sale	4,364	2.50%	5,319	3.20%
Total	$10,438,441	0.67%	$6,660,148	0.68%

As of June 30, 2012, the amounts outstanding under repurchase agreements includes $99.1 million of borrowings under the 364-day repurchase facility with Wells Fargo Bank National Association, or Wells Fargo. As of June 30, 2012, the facility provided an aggregate maximum borrowing capacity of $150.0 million and was set to mature on July 25, 2012. The facility was renewed on July 24, 2012. The facility is collateralized by non-Agency RMBS and its weighted average borrowing rate as of June 30, 2012 was 1.98%. As of December 31, 2011, the amounts outstanding under repurchase agreements included $130.0 million of borrowings under the 364-day repurchase facility with Wells Fargo. As of December 31, 2011, the facility provided an aggregate maximum borrowing capacity of $150.0 million. The facility was collateralized by non-Agency RMBS and its weighted average borrowing rate as of December 31, 2011 was 2.07%. The facility requires the Company to maintain certain financial covenants under the guaranty agreement with Wells Fargo. As of June 30, 2012 and December 31, 2011, the Company was in compliance with these covenants.
As of June 30, 2012, the Company's amounts outstanding under repurchase agreements included $4.4 million of borrowings under the 364-day repurchase facility with Barclays. The facility provides an aggregate maximum borrowing capacity of $50.0 million and is set to mature on May 14, 2013, unless extended pursuant to its terms. The facility is collateralized by eligible residential mortgage loans and its weighted average borrowing rate as of June 30, 2012 was 2.50%. As of December 31, 2011, the Company's amounts outstanding under repurchase agreements included $5.3 million of borrowings under the 364-day repurchase facility with Barclays. As of December 31, 2011, the facility provided an aggregate maximum borrowing capacity of $100.0 million. The facility was collateralized by eligible residential mortgage loans and its weighted average borrowing rate as of December 31, 2011 was 3.20%. The facility requires the Company to maintain certain financial covenants under the guaranty agreement with Barclays. As of June 30, 2012 and December 31, 2011, the Company was in compliance with these covenants.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At June 30, 2012 and December 31, 2011, the repurchase agreements had the following remaining maturities:

(in thousands)	June 30, 2012	December 31, 2011
Within 30 days (1)	$3,167,682	$1,967,009
30 to 59 days	2,326,103	1,263,060
60 to 89 days	1,692,465	1,096,410
90 to 119 days	730,244	359,171
120 to 364 days (2)	1,395,702	923,248
Open maturity (3)	997,500	1,001,250
One year and over (4)	128,745	50,000
Total	$10,438,441	$6,660,148
____________________

(1)	Within 30 days includes the amounts outstanding under the Wells Fargo 364-day borrowing facility.

(2)	120 to 364 days includes the amounts outstanding under the Barclays 364-day borrowing facility.

(3)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(4)	One year and over includes repurchase agreements with maturity dates ranging from December 23, 2013 to June 26, 2015.
The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	June 30, 2012	December 31, 2011
Available-for-sale securities, at fair value	$10,519,579	$6,160,229
Trading securities, at fair value	999,375	1,003,301
Mortgage loans held-for-sale	4,763	5,782
Cash and cash equivalents	12,248	15,000
Restricted cash	14,926	94,803
Due from counterparties	71,037	32,201
Derivative assets, at fair value	262,308	145,779
Total	$11,884,236	$7,457,095

Although the repurchase agreements are committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes certain characteristics of the Company's repurchase agreements and counterparty concentration at June 30, 2012 and December 31, 2011:

	June 30, 2012				December 31, 2011
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
JP Morgan Chase (2)	$1,570,942	$271,942	12%	68.2	$1,250,629	$184,046	14%	70.0
Credit Suisse	274,994	231,437	11%	30.4	95,691	46,006	4%	14.1
All other counterparties (3)	7,595,005	957,999	44%	91.0	4,312,578	567,440	45%	75.1
Total	$9,440,941	$1,461,378			$5,658,898	$797,492
____________________

(1)
Represents the net carrying value of the securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. At June 30, 2012 and December 31, 2011, the Company had $166.9 million and $45.6 million, respectively, in payables due to broker counterparties for unsettled securities purchases. The payables are not included in the amounts presented above.

(2)	Excludes repurchase agreements collateralized by U.S. Treasuries with a rolling 1-day maturity.

(3)	Represents amounts outstanding to 20 and 17 counterparties at June 30, 2012 and December 31, 2011, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties.

Note 13. Stockholders' Equity
Distributions to stockholders
The following table presents cash dividends declared by the Company on its common stock from October 28, 2009 through June 30, 2012:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
June 12, 2012	June 22, 2012	July 20, 2012	$0.40
March 14, 2012	March 26, 2012	April 20, 2012	$0.40
December 14, 2011	December 27, 2011	January 20, 2012	$0.40
September 14, 2011	September 26, 2011	October 20, 2011	$0.40
June 14, 2011	June 24, 2011	July 20, 2011	$0.40
March 2, 2011	March 14, 2011	April 14, 2011	$0.40
December 8, 2010	December 17, 2010	January 20, 2011	$0.40
September 13, 2010	September 30, 2010	October 21, 2010	$0.39
June 14, 2010	June 30, 2010	July 22, 2010	$0.33
March 12, 2010	March 31, 2010	April 23, 2010	$0.36
December 21, 2009	December 31, 2009	January 26, 2010	$0.26

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) at June 30, 2012 and December 31, 2011 was as follows:

(in thousands)	June 30, 2012	December 31, 2011
Available-for-sale securities, at fair value
Unrealized gains	$292,608	$120,745
Unrealized losses	(89,810)	(179,461)
Accumulated other comprehensive income (loss)	$202,798	$(58,716)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

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
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company's common stock by reinvesting some or all of the cash dividends received on shares of the Company's common stock. Stockholders may also make optional cash purchases of shares of the Company's common stock subject to certain limitation detailed in the plan prospectus. An aggregate of 7.5 million shares of our common stock have been reserved for issuance under the plan. As of June 30, 2012, 54,999 shares have been issued under the plan for total proceeds of $0.5 million.
Share Repurchase Program
On October 5, 2011, the Company's Board of Directors authorized a Share Repurchase Program, which allows the Company to repurchase up to 10,000,000 shares of its common stock. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable U.S. Securities and Exchange Commission rules. The Company did not repurchase any of its common stock during the fiscal year ended December 31, 2011 or the three and six months ended June 30, 2012.
At-the-Market Offering
On May 25, 2012, the Company entered into an Equity Distribution Agreement under which the Company may sell up to an aggregate of 20,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. During the three months ended June 30, 2012, the company sold 7.6 million shares of common stock for total accumulated net proceeds of approximately $77.6 million. As of June 30, 2012, 5.4 million shares were issued under the plan for total proceeds of $55.4 million. The remaining 2.2 million shares were issued in early July 2012 and the $22.2 million of receivable from issuance of common stock included in stockholders' equity on the condensed consolidated balance sheet as of June 30, 2012 was subsequently received.

Note 14. Other Operating Expenses
Components of the Company's other operating expenses for the three and six months ended June 30, 2012 and 2011 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Other operating expenses:
General and administrative	$3,318	$1,527	$6,386	$2,632
Directors and officers' insurance	174	141	289	282
Professional fees	508	487	909	753
Real estate expenses	181	—	198	—
Total other operating expenses	$4,181	$2,155	$7,782	$3,667

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 15. Income Taxes
For the three and six months ended June 30, 2012 and 2011, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, does not engage in prohibited transactions, and maintains its intended qualification as a REIT. The majority of states also recognize the Company's REIT status. The Company has two TRSs, Capitol Acquisition Corp., or Capitol, and TH TRS Corp., each of which file separate tax returns and are fully taxed as standalone U.S. C-Corporations. The tables below reflect the net taxes accrued at the TRS level and the tax attributes included in the condensed consolidated financial statements. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
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
The following table summarizes the tax (benefit) provision recorded at the taxable subsidiary level for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Current tax provision (benefit):
Federal	$3,753	$(264)	$(4,622)	$6
State	—	—	2	—
Total current tax provision (benefit)	3,753	(264)	(4,620)	6
Deferred tax benefit	(20,358)	(4,817)	(19,562)	(4,330)
Total benefit from income taxes	$(16,605)	$(5,081)	$(24,182)	$(4,324)

The Company's taxable income before dividend distributions differs from its GAAP pre-tax net income primarily due to unrealized gains and losses, the recognition of credit losses for GAAP but not tax, differences in timing of income recognition due to market discount, and original issue discount and the calculations surrounding each. These book to tax differences in the REIT are not reflected in the financial statements as the Company believes it will retain its REIT status.
The following is a reconciliation of the statutory federal and state rates to the effective rates, for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Computed income tax expense (benefit) at federal rate	$2,516	34%	$(2,062)	34%	$17,552	34%	$5,804	34%
State taxes, net of federal benefit, if applicable	—	—%	—	—%	2	—%	—	—%
Permanent differences in taxable income from GAAP income (loss)	(9)	—%	3	—%	6	—%	4	—%
Dividends paid deduction	(19,112)	(258)%	(3,022)	(118)%	(41,742)	(81)%	(10,132)	(59)%
Benefit from income taxes/Effective Tax Rate(1)	$(16,605)	(224)%	$(5,081)	(84)%	$(24,182)	(47)%	$(4,324)	(25)%
____________________

(1)	The benefit from income taxes is recorded at the taxable subsidiary level.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company's condensed consolidated balance sheet, as of June 30, 2012 and December 31, 2011, contains the following current and deferred tax assets and liabilities, recorded at the taxable subsidiary level:

(in thousands)	June 30, 2012	December 31, 2011
Current tax
Federal income tax payable	$—	$(3,898)
Current income taxes receivable	4,622	157
State and local income tax payable	—	—
Current tax receivable (payable), net	4,622	(3,741)
Deferred tax assets (liabilities)
Deferred tax asset	27,220	9,710
Deferred tax liability	(1,109)	(3,319)
Deferred tax asset, net	26,111	6,391
Total tax assets and liabilities, net	$30,733	$2,650

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company's deferred tax assets and liabilities as of June 30, 2012 and December 31, 2011 are as follows:

(in thousands)	June 30, 2012	December 31, 2011
Unrealized loss on derivative assets	$13,206	$7,429
Unrealized gain on trading securities and mortgage loans held-for-sale	(1,036)	(1,038)
Net operating loss carryforward	5,739	—
Capital loss carryforward	8,202	—
Total net deferred tax assets	$26,111	$6,391

At June 30, 2012 and December 31, 2011, the Company has not recorded a valuation allowance for any portion of its deferred tax assets as it does not believe, at a more likely than not level, that any portion of its deferred tax assets will not be realized. The net operating loss carryforward of $5.7 million is scheduled to expire December 31, 2032. The capital loss carryforward of $8.2 million is scheduled to expire December 31, 2017. The Company estimates, based on existence of sufficient evidence, the ability to realize the remainder of its deferred tax assets. Any adjustments to such estimates will be made in the period such determination is made.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 16. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share, or EPS, for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2012	2011	2012	2011
Numerator:
Net income (loss) attributable to common stockholders for basic and diluted earnings per share	$24,004	$(984)	$75,804	$21,393
Denominator:
Weighted average common shares outstanding	214,764,586	77,042,875	200,784,364	61,388,974
Weighted average restricted stock shares	45,993	58,731	48,720	55,004
Basic and diluted weighted average shares outstanding	214,810,579	77,101,606	200,833,084	61,443,978
Basic and Diluted Earnings (Loss) Per Share:	$0.11	$(0.01)	$0.38	$0.35

For the three and six months ended June 30, 2012 and 2011, the Company has assumed that no warrants would be exercised as the weighted average market value per share of the Company's common stock was below the strike price of the warrants and the warrants would be anti-dilutive.

Note 17. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with the Management Agreement with PRCM Advisers, the Company incurred $7.6 million and $14.4 million as a management fee to PRCM Advisers for the three and six months ended June 30, 2012, respectively, which represents approximately 1.5% of stockholders' equity on an annualized basis as defined by the Management Agreement. In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $1.7 million and $6.1 million for the three and six months ended June 30, 2012, respectively.
During the three months ended June 30, 2012, the Company established an accounts payable function and direct relationships with the majority of its third party vendors. The Company will continue to have certain costs allocated to it by PRCM Advisers for compensation, data services and proprietary technology, but most direct expenses with third party vendors will be paid directly by the Company.
The Company recognized $373,276 and $433,346 of compensation expense during the three and six months ended June 30, 2012, respectively, associated with the amortization of shares of restricted stock issued to the Company's independent directors as part of their annual compensation.
As of June 30, 2012, there were 33,249,000 publicly-held registered warrants to purchase up to 33,249,000 shares of common stock issued and outstanding. Of the 33,249,000 warrants, 7,000,000 are beneficially owned by the founders of Capitol, and 2,906,918 are beneficially owned by Pine River Master Fund Ltd. and Nisswa Acquisition Master Fund Ltd., which are investment funds managed by Pine River. The Company is required to maintain a resale registration statement for the warrants and common stock issuable upon exercise thereof that are held by Pine River Master Fund Ltd., Nisswa Acquisition Master Fund Ltd., and the founders of Capitol.
On February 3, 2012, a subsidiary of the Company entered into an Acquisition Services Agreement, a Property Management Agreement and a side letter agreement regarding certain fees with Silver Bay Property Management LLC, or Silver Bay, which is a joint venture between Provident Real Estate Advisors LLC and an affiliate of PRCM Advisers and Pine River. Under the Acquisition Services Agreement, Silver Bay assists the Company's subsidiary in identifying and acquiring a portfolio of residential real properties in various geographic areas throughout the U.S. Under the Property Management Agreement, Silver Bay operates, maintains, repairs, manages and leases the residential properties and collects rental income for the benefit of the Company and its affiliates. Pursuant to the side letter, the Company's subsidiary is obligated to pay Silver Bay for various services provided under the Acquisition Services and the Property Management Agreements. For the three and six months ended June 30, 2012, the Company incurred $1.0 million in acquisition fees to Silver Bay which were capitalized as part of the

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

property acquisition cost. In addition, for the three and six months ended June 30, 2012, the Company incurred $43,114 in property management fees related to Silver Bay, of which $6,114 were expensed in the condensed consolidated statement of operations. The remaining $37,000 were deferred on the condensed consolidated balance sheet as of June 30, 2012 and will be amortized over the lease period.

Note 18. Subsequent Events
On July 18, 2012, the Company completed a public offering of 50,000,000 shares of its common stock and issued an additional 7,500,000 shares of common stock pursuant to the underwriters' over-allotments at a price of $10.44 per share, for gross proceeds of approximately $600.3 million. Net proceeds to the Company from the offering were approximately $592.4 million, net of issuance costs of approximately $7.9 million.
Events subsequent to June 30, 2012 were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these Condensed Consolidated Financial Statements.

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
For the three months ended June 30, 2012, we did not significantly modify our RMBS asset allocation between Agency and non-Agency RMBS. The following table provides the RMBS asset allocation between Agency and non-Agency RMBS as of June 30, 2012 and the four immediately preceding period ends:

	As of
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Agency RMBS (1)	81.7%	79.4%	81.3%	80.9%	83.7%
Non-Agency RMBS	18.3%	20.6%	18.7%	19.1%	16.3%
____________________

(1)	Agency RMBS includes inverse interest-only securities which are classified as derivatives for purposes of U.S. GAAP.

As our RMBS asset allocation shifts, our annualized yields and cost of financing shifts. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts; for example, uncertainty of faster prepayments, extension risk and credit events.

For the three months ended June 30, 2012, our net interest spread realized on Agency and non-Agency RMBS was slightly lower than prior periods. Based on recent experience, we believe that yields and net interest spreads on Agency and non-Agency RMBS securities are generally lower than what we have historically realized in our portfolio. The following table provides the average annualized yield on our Agency and non-Agency RMBS for the three months ended June 30, 2012, and the four immediately preceding quarters:

	Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Average annualized yields (1)
Agency RMBS (2)	3.3%	3.5%	3.5%	4.3%	4.7%
Non-Agency RMBS	9.6%	9.7%	9.7%	9.8%	8.8%
Aggregate RMBS	4.6%	4.9%	4.8%	5.5%	5.4%
Cost of financing (3)	1.0%	1.0%	1.0%	1.3%	1.3%
Net interest spread	3.6%	3.9%	3.8%	4.2%	4.1%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Agency RMBS includes inverse interest-only securities which are classified as derivatives under U.S. GAAP.

(3)	Cost of financing includes swap interest rate spread.

The following table provides the average annualized yield on our Agency and non-Agency RMBS as of June 30, 2012, and the four immediately preceding period ends:

	As of
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Average annualized yields (1)
Agency RMBS (2)	3.3%	3.5%	3.3%	3.4%	3.9%
Non-Agency RMBS	9.6%	9.7%	9.7%	9.6%	9.2%
Aggregate RMBS	4.5%	4.7%	4.7%	4.7%	4.8%
Cost of financing (3)	1.0%	1.0%	1.0%	1.3%	1.3%
Net interest spread	3.5%	3.7%	3.7%	3.4%	3.5%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Agency RMBS includes inverse interest-only securities which are classified as derivatives for purposes of U.S. GAAP.

(3)	Cost of financing includes swap interest rate spread.

We seek to deploy moderate leverage as part of our investment strategy. We generally finance our RMBS assets through short-term borrowings structured as repurchase agreements. Our Agency RMBS and Agency derivatives, given their liquidity and high credit quality, are eligible for higher levels of leverage, while non-Agency RMBS, with less liquidity and exposure to credit risk, utilize lower levels of leverage. We also finance our U.S. Treasuries, which we hold for trading purposes, and our mortgage loans. We believe the debt-to-equity ratio funding our RMBS, Agency derivatives and residential mortgage loans is the most meaningful leverage measure as U.S. Treasuries are viewed to be highly liquid in nature. As a result, our debt-to-equity ratio is determined by our RMBS portfolio mix as well as many additional factors, including the liquidity of our portfolio, the sustainability and price of our financing, diversification of our counterparties and their available capacity to finance our RMBS assets, and anticipated regulatory developments. Over the past several quarterly periods, we have generally maintained a debt-to-equity ratio range of 3.0 to 5.0 times to finance our RMBS, Agency derivatives and mortgage loans, on a fully deployed capital basis. Our debt-to-equity ratio is directly correlated to the make-up of our RMBS portfolio; specifically, the higher percentage of Agency RMBS we hold, the higher our debt-to-equity ratio is, and vice versa. We may alter the percentage allocation of our portfolio between Agency and non-Agency RMBS depending on the quality of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from common stock offerings we conduct. The debt-to-equity ratio range has been driven by our relatively stable asset allocation between Agency and non-Agency RMBS, as disclosed above. See the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Repurchase Agreements" for further discussion.
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

We follow the fair value hierarchy set forth above in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we will attempt to obtain Level 2 inputs, observable market prices in inactive markets or derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs and independent pricing service models to estimate fair value measurements. At June 30, 2012, approximately 93.2% of total assets, or $12.1 billion, and approximately 0.8% of total liabilities, or $82.6 million, consisted of financial instruments recorded at fair value. As of June 30, 2012, we had no assets or liabilities reported at fair value using Level 3 inputs. See Note 10 - Fair Value to the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.
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
For the three and six months ended June 30, 2012, our unrealized fair value losses on interest rate swap and swaption agreements, which are accounted for as derivative trading instruments under GAAP, negatively affected our financial results. The change in fair value of the interest rate swaps was a result of changes to LIBOR, the swap curve, and corresponding counterparty borrowing rates during the three and six months ended June 30, 2012. Our financial results for the three months ended June 30, 2012 were positively affected by unrealized fair value gains on certain U.S. Treasuries classified as trading instruments due to their short-term investment objectives, while, for the six months ended June 30, 2012, our unrealized fair value losses on U.S. Treasuries classified as trading instruments negatively affected our financial results. For the three and six months ended June 30, 2011, our unrealized fair value losses on interest rate swap and swaption agreements, which are accounted for as derivative trading instruments under GAAP, negatively affected our financial results. The change in fair value of the interest rate swaps was a result of decreases in the swap curve during the three and six months ended June 30, 2011. Our financial results for the three and six months ended June 30, 2011 were positively affected by unrealized fair value gains on certain U.S. Treasuries classified as trading instruments. In addition, our financial results for the three and six months ended June 30, 2012 and 2011 were affected by the unrealized gains and losses of certain other derivative instruments that were accounted for as trading derivative instruments, i.e., credit default swaps, TBAs and inverse interest-only securities. Any temporary change in the fair value of our available-for-sale securities is recorded as a component of accumulated other comprehensive income and does not impact our earnings.
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

Market Conditions and Outlook
The first six months of 2012 continued to produce a number of regulatory actions in an effort to stabilize economic conditions and increase liquidity in the financial markets as well as other actions related to the fall-out from the financial and foreclosure crises. Regulatory actions that could impact the value of our RMBS, either positively or negatively, include attempts by the Obama Administration to streamline further the refinancing process to allow more borrowers to refinance into lower interest rate mortgage loans (see President Obama's address in early January); the announcement by the Federal Reserve of its intention to keep the Federal Funds Target Rate near zero through late-2014; the possibility of an REO-to-Rental program supported by the GSEs; an expansion of the HAMP refinancing program to include borrowers whose loans are not in GSE pools; and the Federal Reserve's Operation Twist. Additionally, the U.S. economy continues to be burdened by the European debt crisis, stagnating unemployment numbers and a struggling housing market, which, despite signs of an approaching recovery, remains weighted with backlogs of homes in the foreclosure process as servicers evaluate the impacts of the proposed settlement with State Attorneys General over improper foreclosure practices and the adoption by several states of various legislation aimed at curtailing or modifying the foreclosure process. Events such as these will continue to affect our portfolio.
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

The following table provides the carrying value of our RMBS portfolio by product type:

(dollars in thousands)	June 30, 2012		December 31, 2011
Agency
Fixed Rate	$8,490,634	79.2%	$4,821,479	77.2%
Hybrid ARMs	221,568	2.1%	231,678	3.7%
Total Agency	8,712,202	81.3%	5,053,157	80.9%
Non-Agency
Senior	1,591,438	14.8%	932,867	14.9%
Mezzanine	416,439	3.9%	262,633	4.2%
Interest-only securities	4,070	—%	595	—%
Total Non-Agency	2,011,947	18.7%	1,196,095	19.1%
Total	$10,724,149		$6,249,252

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
Our portfolio includes Agency securities, which includes bonds with explicit prepayment protection, lower loan balances (securities collateralized by loans of less than $175,000 in principal), high loan-to-value (or LTV) ratios (securities collateralized by loans with greater or equal to 80% LTV), low FICO scores (lower credit borrowers), home equity conversion mortgages (securities collateralized by reverse mortgages), and seasoned bonds reflecting less prepayment risk due to previously experienced high levels of refinancing. We believe these bond characteristics reduce the prepayment risk to the portfolio.
The following tables provide the carrying value of our Agency RMBS portfolio by vintage and prepayment protection:

	As of June 30, 2012
(dollars in thousands)	Fixed Rate	Hybrid ARMs	Total Agency RMBS
Lower loan balances	$3,641,377	$—	$3,641,377	42%
High LTV	1,790,171	—	1,790,171	21%
Home equity conversion mortgages	1,504,930	—	1,504,930	17%
Seasoned (2005 and prior vintages)	494,800	138,330	633,130	7%
Pre-pay lock-out or penalty-based	480,554	35,150	515,704	6%
Low FICO	325,060	—	325,060	4%
2006 and subsequent vintages	250,381	48,088	298,469	3%
2006 and subsequent vintages - discount	3,361	—	3,361	—%
Total	$8,490,634	$221,568	$8,712,202	100%

	As of December 31, 2011
(dollars in thousands)	Fixed Rate	Hybrid ARMs	Total Agency RMBS
Lower loan balances	$2,759,091	$—	$2,759,091	55%
High LTV	211,312	—	211,312	4%
Home equity conversion mortgages	939,738	—	939,738	19%
Seasoned (2005 and prior vintages)	346,624	146,826	493,450	10%
Pre-pay lock-out or penalty-based	266,456	34,826	301,282	6%
2006 and subsequent vintages	123,323	50,026	173,349	3%
2006 and subsequent vintages - discount	174,935	—	174,935	3%
Total	$4,821,479	$231,678	$5,053,157	100%

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
The following tables provide discount information on our non-Agency RMBS portfolio:

	As of June 30, 2012
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$3,451,341	$771,285	$69,302	$4,291,928
Unamortized discount
Designated credit reserve	(1,194,656)	(127,442)	—	(1,322,098)
Unamortized net discount	(653,295)	(225,498)	(65,505)	(944,298)
Amortized Cost	$1,603,390	$418,345	$3,797	$2,025,532

	As of December 31, 2011
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$2,104,161	$551,867	$11,901	$2,667,929
Unamortized discount
Designated credit reserve	(663,890)	(118,716)	—	(782,606)
Unamortized net discount	(387,759)	(141,715)	(11,495)	(540,969)
Amortized Cost	$1,052,512	$291,436	$406	$1,344,354

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
We had entered into repurchase agreements with 23 counterparties as of June 30, 2012. As of June 30, 2012, we had a total consolidated debt to equity ratio of 4.8 times. As of June 30, 2012, we had $496.7 million in cash and cash equivalents, approximately $22.8 million of unpledged Agency securities and derivatives and $58.8 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity on our unpledged RMBS of approximately $55.7 million. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more levered organization.

Summary of Results of Operations and Financial Condition
Our reported GAAP net income attributable to common stockholders was $24.0 million ($0.11 per diluted weighted share) for the three months ended June 30, 2012 as compared to a GAAP net loss attributable to common stockholders of $1.0 million ($0.01 per diluted weighted share) for the three months ended June 30, 2011. Our reported GAAP net income attributable to common stockholders was $75.8 million ($0.38 per diluted weighted share) for the six months ended June 30, 2012 as compared to a GAAP net income attributable to common stockholders of $21.4 million ($0.35 per diluted weighted share) for the six months ended June 30, 2011.
On June 12, 2012, we declared a dividend of $0.40 per diluted share. Our GAAP book value per diluted common share was $9.94 at June 30, 2012, an increase from $9.03 book value per diluted common share at December 31, 2011.

The following table presents the components of our net income (loss) for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
(in thousands, except share data)	June 30,		June 30,
Income Statement Data:	2012	2011	2012	2011
	(unaudited)		(unaudited)
Interest income:
Available-for-sale securities	$104,319	$39,959	$188,533	$59,494
Trading securities	1,250	805	2,300	1,077
Mortgage loans held-for-sale	126	—	195	—
Cash and cash equivalents	209	64	377	127
Total interest income	105,904	40,828	191,405	60,698
Interest expense	15,527	3,863	26,994	6,362
Net interest income	90,377	36,965	164,411	54,336
Other-than-temporary impairments:
Total other-than temporary impairment losses	(4,476)	(294)	(8,751)	(294)
Non-credit portion of loss recognized in other comprehensive income	—	—	—	—
Net other-than-temporary credit impairment losses	(4,476)	(294)	(8,751)	(294)
Other income:
Gain on investment securities, net	1,789	3,189	11,720	4,728
Loss on interest rate swap and swaption agreements	(61,014)	(50,808)	(77,207)	(48,869)
(Loss) gain on other derivative instruments	(7,617)	9,766	(16,507)	15,113
Other income	131	—	91	—
Total other loss	(66,711)	(37,853)	(81,903)	(29,028)
Expenses:
Management fees	7,610	2,728	14,353	4,278
Other operating expenses	4,181	2,155	7,782	3,667
Total expenses	11,791	4,883	22,135	7,945
Income (loss) before income taxes	7,399	(6,065)	51,622	17,069
Benefit from income taxes	(16,605)	(5,081)	(24,182)	(4,324)
Net income (loss) attributable to common stockholders	$24,004	$(984)	$75,804	$21,393
Basic and diluted earnings (loss) per weighted average common share	$0.11	$(0.01)	$0.38	$0.35
Dividends declared per common share	$0.40	$0.40	$0.80	$0.80
Basic and diluted weighted average number of shares of common stock	214,810,579	77,101,606	200,833,084	61,443,978

Balance Sheet Data:	June 30, 2012	December 31, 2011
	(unaudited)
Available-for-sale securities	$10,724,149	$6,249,252
Total assets	$12,980,702	$8,100,384
Repurchase agreements	$10,438,441	$6,660,148
Total stockholders' equity	$2,182,657	$1,270,086

Results of Operations
The following analysis focuses on the results generated during the three and six months ended June 30, 2012 and 2011.
Interest Income and Average Portfolio Yield
For the three and six months ended June 30, 2012, we recognized $104.3 million and $188.5 million, respectively, of interest income from our Agency and non-Agency RMBS portfolio. Our RMBS portfolio's average amortized cost of securities was approximately $9.5 billion and $8.4 billion for the three and six months ended June 30, 2012, resulting in an annualized net yield of approximately 4.4% and 4.5%, respectively. For the three and six months ended June 30, 2011, we recognized $40.0 million and $59.5 million, respectively, of interest income from our Agency and non-Agency RMBS portfolio. Our RMBS portfolio's average amortized cost of securities was approximately $3.3 billion and $2.5 billion for the three and six months ended June 30, 2011, resulting in an annualized net yield of approximately 4.8% for both periods.
For the three and six months ended June 30, 2012, we recognized $31.0 million and $54.0 million, respectively, of net premium amortization on our Agency RMBS, including our interest-only securities. This resulted in an overall net asset yield of approximately 3.0% and 3.1%, excluding inverse interest-only securities which are accounted for as derivatives. For the three and six months ended June 30, 2012, we recognized $34.1 million and $63.0 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 9.6% and 9.7%, respectively. For the three and six months ended June 30, 2011, we recognized $9.3 million and $17.1 million, respectively, of net premium amortization on our Agency RMBS, including our interest-only securities. This resulted in an overall net asset yield of approximately 4.0% and 3.7%, excluding inverse interest-only securities which are accounted for as derivatives. For the three and six months ended June 30, 2011, we recognized $7.0 million and $12.4 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 8.8% and 9.3%, respectively.
The following tables present the components of the net yield earned by investment type on our RMBS portfolio as a percentage of our average amortized cost of securities (ratios for the periods have been annualized):

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Agency	Non-Agency	Consolidated	Agency	Non-Agency	Consolidated
Gross Yield/Stated Coupon	4.7%	2.7%	4.3%	4.7%	2.8%	4.3%
Net (Premium Amortization)/Discount Accretion	(1.7)%	6.9%	0.1%	(1.6)%	6.9%	0.2%
Net Yield (1)	3.0%	9.6%	4.4%	3.1%	9.7%	4.5%

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Agency	Non-Agency	Consolidated	Agency	Non-Agency	Consolidated
Gross Yield/Stated Coupon	5.3%	3.6%	5.1%	5.4%	3.9%	5.1%
Net (Premium Amortization)/Discount Accretion	(1.3)%	5.2%	(0.3)%	(1.7)%	5.4%	(0.3)%
Net Yield (1)	4.0%	8.8%	4.8%	3.7%	9.3%	4.8%
____________________

(1)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following tables provide the components of interest income and net asset yield by investment type on our RMBS portfolio:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average amortized cost	7,503,643	1,984,559	9,488,202	6,522,125	1,835,357	8,357,482
Coupon interest	87,616	13,570	101,186	153,795	25,680	179,475
Net (premium amortization)/discount accretion	(30,988)	34,121	3,133	(53,960)	63,018	9,058
Interest income	56,628	47,691	104,319	99,835	88,698	188,533
Net asset yield	3.0%	9.6%	4.4%	3.1%	9.7%	4.5%

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average amortized cost	2,792,385	541,969	3,334,354	2,032,660	465,607	2,498,267
Coupon interest	37,294	4,891	42,185	55,043	9,144	64,187
Net (premium amortization)/discount accretion	(9,259)	7,033	(2,226)	(17,102)	12,409	(4,693)
Interest income	28,035	11,924	39,959	37,941	21,553	59,494
Net asset yield	4.0%	8.8%	4.8%	3.7%	9.3%	4.8%

For the three and six months ended June 30, 2012, we recognized $1.3 million and $2.3 million of interest income associated with our trading U.S. Treasuries, or approximately 0.5% annualized net yield on average amortized cost for both periods. For the three and six months ended June 30, 2011, we recognized $0.8 million and $1.1 million of interest income associated with our trading U.S. Treasuries, or approximately 0.6% and 0.5% annualized net yield on average amortized cost, respectively.
Interest Expense and the Cost of Funds
For the three and six months ended June 30, 2012, we recognized $14.4 million and $25.1 million, respectively, in interest expense on our borrowed funds collateralized by RMBS. For the same three and six month periods, our average outstanding balance under repurchase agreements to fund RMBS was approximately $8.3 billion and $7.3 billion, respectively, an increase from second quarter 2011 due to our increased capital base. The average cost of funds for the three and six months ended June 30, 2012 was 0.7% for both periods. For the three and six months ended June 30, 2011, we recognized $3.7 million and $6.0 million, respectively, in interest expense on our borrowed funds collateralized by RMBS. For the same three and six month periods, our average outstanding balance under repurchase agreements to fund RMBS was approximately $3.0 billion and $2.2 billion, respectively, resulting in an average cost of funds on our RMBS of 0.5% for both periods.
For the three and six months ended June 30, 2012, we recognized $1.1 million and $1.9 million, respectively, of interest expense associated with the financing of our U.S. Treasuries and Agency inverse interest-only derivatives, or an average cost of funds of approximately 0.4% and 0.3%, respectively. The additional funds borrowed during the six months ended June 30, 2012 resulted in a total consolidated debt-to-equity ratio of 4.8:1.0. For the three and six months ended June 30, 2011, we recognized $0.2 million and $0.4 million, respectively, of interest expense associated with the financing of our U.S. Treasuries and Agency inverse interest-only derivatives, or an average cost of funds of approximately 0.1% and 0.2%, respectively. The additional funds borrowed during the six months ended June 30, 2011 resulted in a total consolidated debt-to-equity ratio of 5.4:1.0.
Net Interest Income
For the three and six months ended June 30, 2012, net interest income on our RMBS AFS portfolio was $89.9 million and $163.5 million, respectively, resulting in a net interest spread of approximately 3.7% and 3.8%, respectively. For the three and six months ended June 30, 2011, net interest income on our RMBS AFS portfolio was $36.3 million and $53.5 million, respectively, resulting in a net interest spread of approximately 4.3% for both periods.

The following tables provide the interest income and expense incurred in the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(dollars in thousands)	Agency(1)	Non-Agency	Total	Agency(1)	Non-Agency	Total
Average available-for-sale securities held (2)	$7,503,643	$1,984,559	$9,488,202	$6,522,125	$1,835,357	$8,357,482
Total interest income	$56,628	$47,691	$104,319	$99,835	$88,698	$188,533
Yield on average investment securities	3.0%	9.6%	4.4%	3.1%	9.7%	4.5%
Average balance of repurchase agreements	$7,255,312	$1,073,773	$8,329,085	$6,309,389	$978,478	$7,287,867
Total interest expense (3) (4)	$8,215	$6,189	$14,404	$13,759	$11,294	$25,053
Average cost of funds (4)	0.5%	2.3%	0.7%	0.4%	2.3%	0.7%
Net interest income	$48,413	$41,502	$89,915	$86,076	$77,404	$163,480
Net interest rate spread	2.5%	7.3%	3.7%	2.7%	7.4%	3.8%

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
(dollars in thousands)	Agency(1)	Non-Agency	Total	Agency(1)	Non-Agency	Total
Average available-for-sale securities held (2)	$2,792,385	$541,969	$3,334,354	$2,032,660	$465,607	$2,498,267
Total interest income	$28,035	$11,924	$39,959	$37,941	$21,553	$59,494
Yield on average investment securities	4.0%	8.8%	4.8%	3.7%	9.3%	4.8%
Average balance of repurchase agreements	$2,669,858	$308,017	$2,977,875	$1,942,034	$284,011	$2,226,045
Total interest expense (3) (4)	$2,132	$1,549	$3,681	$3,176	$2,796	$5,972
Average cost of funds (4)	0.3%	2.0%	0.5%	0.3%	2.0%	0.5%
Net interest income	$25,903	$10,375	$36,278	$34,765	$18,757	$53,522
Net interest rate spread	3.7%	6.8%	4.3%	3.4%	7.3%	4.3%
____________________

(1)
Excludes inverse interest-only securities which are classified as derivatives under U.S. GAAP. For the three and six months ended June 30, 2012, our average annualized yield on our Agency RMBS, including inverse interest-only securities, was 3.3% and 3.4%, respectively, compared to 4.7% and 4.5% for the same periods in 2011.

(2)	Excludes change in realized and unrealized gains/(losses).

(3)	Cost of funds by investment type is based on the underlying investment type of the RMBS AFS assigned as collateral.

(4)
Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with GAAP, those costs are included in loss on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive income. For the three and six months ended June 30, 2012, our average cost of funds, including interest spread expense associated with interest rate swaps and including inverse interest-only securities (see footnote 1 above), was 1.0% for both periods, compared to 1.3% and 1.4% for the same periods in 2011.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three and six months ended June 30, 2012, we recognized $4.5 million and $8.8 million of OTTI losses, respectively, compared to $0.3 million for the three and six months ended June 30, 2011. The increase in OTTI during the three and six months ended June 30, 2012 compared to the same periods in 2011 was generally driven by the $1.3 billion increase in non-Agency holdings from June 30, 2011 to June 30, 2012. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 3 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements.
Gain on Investment Securities, Net
During the three and six months ended June 30, 2012, we sold AFS and trading securities for $1.0 billion and $1.2 billion with an amortized cost of $1.0 billion and $1.2 billion, for a net realized gain of $0.6 million and $11.7 million, respectively, which included sales of U.S. Treasuries with an amortized cost of $1.0 billion and $1.0 billion for the three and six months ended June 30, 2012. During the three and six months ended June 30, 2011, we sold AFS and trading securities for $325.0 million and $595.9 million with an amortized cost of $323.7 million and $593.5 million, for a net realized gain of $1.3 million and $2.4 million, respectively, which included sales of U.S. Treasuries with an amortized cost of $299.4 million and $499.4 million for the three and six months ended June 30, 2011. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that our management believes have higher risk-adjusted returns.
For the three and six months ended June 30, 2012, trading securities experienced unrealized gains of $1.2 million and unrealized losses of $0.1 million, respectively. For the three and six months ended June 30, 2011, trading securities experienced unrealized gains of $1.9 million and $2.3 million, respectively..
Loss on Interest Rate Swap and Swaption Agreements
For the three and six months ended June 30, 2012, we recognized $7.7 million and $12.4 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from generally paying a fixed interest rate on an average $8.2 billion and $7.3 billion notional, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest. For the three and six months ended June 30, 2011, we recognized $7.1 million and $10.3 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from generally paying a fixed interest rate on an average $2.8 billion and $2.1 billion notional, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest.
During the three and six months ended June 30, 2012, we terminated or had options expire on 8 and 19 interest rate swap and swaption positions of $2.0 billion notional and $2.9 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $1.0 million and $1.5 million in full settlement of our net interest spread liability and recognized $7.3 million and $18.5 million in realized losses on the swaps and swaptions, respectively, including early termination penalties. During the three and six months ended June 30, 2011, we terminated or had options expire on one and five interest rate swap and swaption positions of $300.0 million notional and $650.0 million notional, respectively. Upon settlement of the early terminations and option expirations, we paid $0.5 million and $0.9 million in full settlement of our net interest spread liability and recognized $1.5 million and $0.2 million in realized losses on the swaps and swaptions, respectively, including early termination penalties.We elected to terminate the swaps to reduce our cost of financing and align with our investment portfolio.
Also included in our financial results for the three and six months ended June 30, 2012 was the recognition of a change in unrealized valuation losses of $46.1 million and $46.3 million, respectively, on our interest rate swap and swaption agreements that were accounted as trading instruments. For the three and six months ended June 30, 2011, we recognized changes in unrealized valuation losses of $42.2 million and $38.4 million, respectively, on our interest rate swap and swaption agreements that were accounted as trading instruments. The overall decline in the swap rate curve during the three and six months ended June 30, 2012 resulted in unfavorable market value movement over the three and six month periods. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation losses are generally offset by unrealized gains in our Agency RMBS portfolio, which are recorded directly to stockholders' equity through other comprehensive income.
The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net interest spread	$(7,655)	$(7,139)	$(12,371)	$(10,291)
Early termination and option expiration losses	(7,275)	(1,480)	(18,540)	(227)
Change in unrealized loss on interest rate swap and swaption agreements, at fair value	(46,084)	(42,189)	(46,296)	(38,351)
Loss on interest rate swap and swaption agreements	$(61,014)	$(50,808)	$(77,207)	$(48,869)

(Loss) Gain on Other Derivative Instruments
Included in our financial results for the three and six months ended June 30, 2012 was the recognition of $7.6 million and $16.5 million of losses, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs and inverse interest-only securities. Included within these three and six months ended June 30, 2012 results, we recognized $7.6 million and $14.3 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $255.5 million and $220.6 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. As these derivative instruments are considered trading instruments, our financial results include both realized and unrealized gains (losses) associated with these instruments.
For the three and six months ended June 30, 2011, we recognized $9.8 million and $15.1 million of gains, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs and inverse interest-only securities. Included within these three and six months ended June 30, 2011 results, we recognized $6.2 million and $9.1 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $108.6 million and $81.1 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments.
Other Income
For the three and six months ended June 30, 2012, we recorded income of $130,788 and $90,779, respectively, which included gains on valuation of loans held-for-sale and rental income on investments in real estate. We did not hold mortgage loans and investments in real estate for the three and six months ended June 30, 2011.

Expenses
Management Fees
We incurred management fees of $7.6 million and $14.4 million for the three and six months ended June 30, 2012 and $2.7 million and $4.3 million for the three and six months ended June 30, 2011, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders' equity.
Other Operating Expenses
For the three and six months ended June 30, 2012, we recognized $4.2 million and $7.8 million, respectively, of other operating expenses, which represents an annualized expense ratio of 0.8% and 0.8% of average equity, compared to $2.2 million and $3.7 million of expenses, which represents an annualized expense ratio of 1.1% and 1.2% of average equity, for the same periods in 2011. The favorable decrease of our operating expense ratio resulted primarily from the additional capital raised upon completion of our public common stock offerings. See Note 13 - Stockholders' Equity of the notes to the condensed consolidated financial statements.
Included in these other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three and six months ended June 30, 2012, these direct and allocated costs totaled approximately $1.7 million and $6.1 million compared to $2.0 million and $2.9 million of costs for the same periods in 2011. Included in these reimbursed costs was compensation paid to our executive officers, including our principal financial officer and general counsel of $0.1 million and $0.2 million for the three and six months ended June 30, 2012 and $43,234 and $88,920 for the three and six months ended June 30, 2011. The allocation of compensation paid to our principal financial officer and general counsel is based on time spent overseeing our company's activities in accordance with the management agreement. Also included in other operating expenses for the three and six months ended June 30, 2012 are real estate expenses related to our residential real property investments of $0.2 million.
During the three months ended June 30, 2012, we established an accounts payable function and direct relationships with the majority of our third party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services and proprietary technology, but most direct expenses with third party vendors will be paid directly by us.
Income Taxes
For the three and six months ended June 30, 2012, we recognized $16.6 million and $24.2 million, in income tax benefit related to both current and deferred income tax provisions in our TRSs. Our effective tax rate for the three and six months ended June 30, 2012 was a negative 224.0% and 46.9%, respectively. For the three and six months ended June 30, 2012, we recognized $6.7 million and $5.5 million of deferred tax benefit related to unrealized losses on derivative instruments, and $0.4 million and $4,991 of deferred tax expense related to unrealized gains on U.S. Treasuries. We also recognized $14.1 million of deferred tax benefit for both the three and six months ended June 30, 2012 related to net operating loss and capital loss carryforwards. For the three and six months ended June 30, 2012, we recognized current federal tax expense of $3.8 million and current federal tax benefit of $4.6 million, respectively, due to a change in the projected taxable loss for the 2012 tax year and the projected tax refund from capital loss carrybacks to prior tax years.
For the three and six months ended June 30, 2011, we recognized $5.1 million and $4.3 million in income tax benefit related to both current and deferred income tax provisions in our TRSs. Our effective tax rate for the three and six months ended June 30, 2011 was a negative 83.8% and 25.3%, respectively. For the three and six months ended June 30, 2011, we recognized $5.5 million and $5.1 million of deferred tax benefit related to unrealized losses on derivative instruments, and $0.7 million and $0.8 million of deferred tax expense related to unrealized gains on U.S. Treasuries. For the three months ended June 30, 2011, we recognized current federal tax benefit of $0.3 million due to realized net losses on derivative instruments and U.S. Treasuries, and for the six months ended June 30, 2011, we recognized current federal tax expense of $6,392 due to realized net gains on derivative instruments and U.S. Treasuries.
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
The table below summarizes certain characteristics of our Agency AFS securities at June 30, 2012:

	June 30, 2012
(dollars in thousands, except purchase price)	Principal/Current Face	Net (Discount)/ Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$7,620,645	$533,199	$8,153,844	$222,686	$(3,750)	$8,372,780	4.46%	$107.57
Hybrid/ARM	205,455	11,154	216,609	5,011	(52)	221,568	4.26%	$106.60
Total P&I Securities	7,826,100	544,353	8,370,453	227,697	(3,802)	8,594,348	4.45%	$107.54
Interest-only securities
Fixed	586,035	(520,034)	66,001	587	(9,468)	57,120	5.09%	$15.18
Fixed Other (1)	886,122	(826,757)	59,365	1,833	(464)	60,734	1.51%	$7.42
Total	$9,298,257	$(802,438)	$8,495,819	$230,117	$(13,734)	$8,712,202
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
Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS owned by us as of June 30, 2012, on an annualized basis, was 5.6%.
The following table summarizes the number of months until the next re-set for our floating or adjustable rate Agency RMBS mortgage portfolio at June 30, 2012:

(in thousands)	Carrying Value
0-12 months	$196,351
13-36 months	636
37-60 months	24,581
Total	$221,568

Non-Agency RMBS
Our non-Agency RMBS portfolio is comprised of senior and mezzanine tranches of mortgage-backed securities. The following table provides investment information on our non-Agency RMBS as of June 30, 2012:

	As of June 30, 2012
(in thousands)	Principal/current face	Accretable purchase discount	Credit reserve purchase discount	Amortized cost	Unrealized gain	Unrealized loss	Carrying value
Principal and interest securities:
Senior	$3,451,341	$(653,295)	$(1,194,656)	$1,603,390	$46,951	$(58,903)	$1,591,438
Mezzanine	771,285	(225,498)	(127,442)	418,345	15,267	(17,173)	416,439
Total P&I Securities	4,222,626	(878,793)	(1,322,098)	2,021,735	62,218	(76,076)	2,007,877
Interest-only securities	69,302	(65,505)	—	3,797	273	—	4,070
Total	$4,291,928	$(944,298)	$(1,322,098)	$2,025,532	$62,491	$(76,076)	$2,011,947

The majority of our non-Agency RMBS were rated at June 30, 2012. Note that credit ratings are based on the par value of the non-Agency RMBS, whereas the distressed non-Agency RMBS assets in our portfolio were acquired at a heavily discounted price. The following table summarizes the credit ratings of our non-Agency RMBS portfolio as of June 30, 2012:

June 30, 2012
AAA	—%
AA	0.2%
A	0.7%
BBB	3.5%
BB	7.6%
B	8.9%
Below B	78.5%
Not rated	0.6%
Total	100.0%

Our non-Agency RMBS portfolio grew by three-fold since June 30, 2011. As disclosed in Note 3 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements, our designated credit reserve as a percentage of total discount increased from 57.9% as of June 30, 2011 to 58.3% as of June 30, 2012 and our designated credit reserve as a percentage of total face value increased from 27.2% to 30.8% for the same period. We believe these increases are relatively moderate in context of the portfolio growth. During this same period, we increased our subprime allocation from 54.7% to 84.0% while decreasing our allocation to Prime and Alt-A exposure. This allocation shift resulted in our average purchase price decreasing from 59.25% of par to 52.07% of par as subprime bonds are generally sold at higher discounts to par given their current delinquency performance or expectations of future credit performance. As we increased our allocation to subprime securities, our 60+ day delinquencies decreased from 42.1% to 37.8%, while our average original FICO score decreased from 663 to 640, and our average credit enhancements decreased from 26.2% to 20.5%. The net results of these bond characteristic shifts drive a higher percentage of expected losses in our portfolio and higher designated credit reserves.
A subprime bond may generally be considered higher risk; however, if purchased at a discount that reflects a high expectation of credit losses, it could be viewed less risky than a prime bond, which is subject to unanticipated credit loss performance. Accordingly, we believe our risk profile in owning a heavily discounted subprime bond with known delinquencies affords us the ability to assume a higher percentage of expected credit loss with comparable risk-adjusted returns to a less discounted prime bond with a lower percentage of expected credit loss.

The following tables present certain information detailed by investment type and their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at June 30, 2012:

	At June 30, 2012
Non-Agency Principal and Interest (P&I) RMBS Characteristics	Senior Bonds	Mezzanine Bonds	Total P&I Bonds
Carrying Value (in thousands)	$1,591,438	$416,439	$2,007,877
% of Non-Agency Portfolio	79.3%	20.7%	100.0%
Average Purchase Price (1)	$50.55	$57.91	$52.07
Average Coupon	1.9%	1.2%	1.7%
Average Fixed Coupon	5.5%	5.8%	5.6%
Average Floating Coupon	1.2%	1.0%	1.1%
Average Hybrid Coupon	4.5%	2.6%	4.5%
Collateral Attributes
Avg Loan Age (months)	71	89	75
Avg Loan Size (in thousands)	$251	$176	$236
Avg Original Loan-to-Value	78.4%	77.3%	78.2%
Avg Original FICO (2)	642	634	640
Current Performance
60+ day delinquencies	39.2%	32.4%	37.8%
Average Credit Enhancement (3)	17.1%	33.8%	20.5%
3-Month CPR (4)	1.9%	2.8%	2.1%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total non-Agency RMBS, excluding our non-Agency interest-only portfolio, would be $45.17, $54.02, and $46.79, respectively at June 30, 2012.

(2)	FICO represents a mortgage industry accepted credit score of a borrower, which was developed by Fair Isaac Corporation.

(3)	Average credit enhancement remaining on our non-Agency RMBS portfolio, which is the average amount of protection available to absorb future credit losses due to defaults on the underlying collateral.

(4)
Three-Month CPR is reflective of the prepayment speed on the underlying securitization; however, it does not necessarily indicate the proceeds received on our investment tranche. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

Non-Agency RMBS Characteristics	June 30, 2012
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Prime	$23,899	1.5%	$557	0.1%	$24,456	1.2%
Alt-A	64,655	4.1%	9,412	2.3%	74,067	3.7%
POA	209,159	13.1%	13,306	3.2%	222,465	11.1%
Subprime	1,293,725	81.3%	393,164	94.4%	1,686,889	84.0%
	$1,591,438	100.0%	$416,439	100.0%	$2,007,877	100.0%

Non-Agency RMBS Characteristics	June 30, 2012
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Coupon Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$244,439	15.4%	$16,995	4.1%	$261,434	13.0%
Hybrid or Floating	1,346,999	84.6%	399,444	95.9%	1,746,443	87.0%
	$1,591,438	100.0%	$416,439	100.0%	$2,007,877	100.0%

Non-Agency RMBS Characteristics	June 30, 2012
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Origination Year	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
2006+	$1,205,309	75.7%	$42,163	10.1%	$1,247,472	62.1%
2002-2005	383,218	24.1%	370,229	88.9%	753,447	37.6%
Pre-2002	2,911	0.2%	4,047	1.0%	6,958	0.3%
	$1,591,438	100.0%	$416,439	100.0%	$2,007,877	100.0%

Repurchase Agreements
Our borrowings consist entirely of repurchase agreements collateralized by our pledge of AFS and trading securities, derivative instruments, mortgage loans and certain cash balances. Substantially all of our Agency RMBS are currently pledged as collateral, and the majority of our non-Agency RMBS have been pledged. As of June 30, 2012, our debt-to-equity ratio was 4.8:1.0, including the debt collateralized by our U.S. Treasuries, residential mortgage loans and Agency derivatives. Our debt-to-equity ratio for RMBS, residential mortgage loans and Agency derivatives only was 4.3:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
As of June 30, 2012, the term to maturity of our borrowings ranged from one day to over thirty-five months. The weighted average original term to maturity of our borrowings collateralized by RMBS and mortgage loans was 86 days at June 30, 2012. At June 30, 2012, the weighted average cost of funds for all our repurchase agreements was 0.67%.

(dollars in thousands)	June 30, 2012			December 31, 2011
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
U.S. Treasuries	$997,500	0.24%	0.5%	$1,001,250	0.12%	0.3%
Agency RMBS	8,112,340	0.47%	5.3%	4,804,533	0.50%	5.3%
Non-Agency RMBS	1,121,990	2.38%	36.9%	731,014	2.61%	35.3%
Agency derivatives	202,247	1.16%	26.3%	118,032	0.97%	27.5%
Mortgage loans held-for-sale	4,364	2.50%	16.0%	5,319	3.20%	8.0%
Total	$10,438,441	0.67%	8.7%	$6,660,148	0.68%	8.2%

The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of repurchase agreements for the three months ended June 30, 2012, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average Repurchase Balances (1)	End of Period Balance Repurchase Agreements (1)	Maximum Balance of Any Month-End for Repurchase Agreements (1)	Repurchase Agreements to Equity Ratio
For the Three Months Ended June 30, 2012	8,526,166	9,440,941	9,440,941	4.3:1.0
For the Three Months Ended March 31, 2012	6,390,647	7,692,506	7,692,506	3.7:1.0	(2)
For the Three Months Ended December 31, 2011	5,694,818	5,658,898	5,766,848	4.5:1.0
For the Three Months Ended September 30, 2011	4,640,801	5,771,063	5,771,063	4.4:1.0	(3)
For the Three Months Ended June 30, 2011	3,050,424	3,807,802	3,807,802	4.2:1.0	(4)
____________________

(1)	Includes repurchase agreements collateralized by RMBS, residential mortgage loans and Agency derivatives and excludes repurchase agreements collateralized by U.S. Treasuries.

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

Equity
As of June 30, 2012, our stockholders' equity was $2.2 billion and our diluted book value per share was $9.94. As of March 31, 2012, our stockholders' equity was $2.1 billion and our diluted book value per share was $9.67.
The following table provides details of our changes in stockholders' equity from March 31, 2012 to June 30, 2012:

(dollars in thousands, except per share amounts)	Book Value	Book Value Per Diluted Share (2)
Stockholders' equity at March 31, 2012	$2,072,173	$9.67
GAAP net income:
Core Earnings, net of tax benefit of $1.4 million (1)	76,105	0.35
Realized gains and losses, net of tax benefit of $10.1 million	(20,619)	(0.09)
Unrealized mark-to-market gains and losses, net of tax benefit of $5.1 million	(31,482)	(0.15)
Other comprehensive income	117,604	0.54
Dividend declaration	(87,061)	(0.40)
Net proceeds from common stock issuance	55,564	0.02
Other	373	—
Stockholders' equity at June 30, 2012	$2,182,657	$9.94
____________________

(1)
Core Earnings is a non-GAAP measure that we define as net income, excluding impairment losses, gains or losses on sales of securities and termination of interest rate swaps, unrealized gains or losses on trading securities, interest rate swaps and swaptions and certain gains or losses on other derivative instruments. As defined, Core Earnings includes interest income associated with our inverse interest-only securities, or Agency derivatives, and premium income or loss on credit default swaps. Core Earnings is provided for purposes of comparability to other peer issuers.

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
As of June 30, 2012, we held $496.7 million in cash and cash equivalents available to support our operations, $12.1 billion of AFS, trading securities and derivative assets held at fair value, and $10.4 billion of outstanding debt in the form of repurchase agreements (excludes $166.9 million in payables to broker counterparties for unsettled security purchases). During the three months ended June 30, 2012, our debt-to-equity ratio increased from 4.2:1.0 to 4.8:1.0, including monies borrowed to finance our investment in U.S. Treasuries. The debt-to-equity ratio funding our RMBS, residential mortgage loans, and Agency derivatives increased from 3.7:1.0 to 4.3:1.0 as we continued to deploy proceeds from stock offerings. We believe the debt-to-equity ratio funding our RMBS, residential mortgage loans and Agency derivatives is the most meaningful debt-to-equity measure as U.S. Treasuries are viewed to be highly liquid in nature.
As of June 30, 2012, we had approximately $22.8 million of unpledged Agency securities and derivatives and $58.8 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity on unpledged RMBS of approximately $55.7 million. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
We have not experienced any restrictions to our funding sources in 2012 and have generally experienced an increase in available financing in the RMBS marketplace, including repurchase agreements with maturities greater than one year. We expect ongoing sources of financing to be primarily repurchase agreements and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. We may deploy, on a debt-to-equity basis, up to ten times leverage on our Agency RMBS assets. We also deploy some leverage on our non-Agency RMBS assets utilizing repurchase agreements as the source of financing.
As of June 30, 2012, we have master repurchase agreements in place with 23 counterparties, the majority of which are U.S. domiciled financial institutions, and we continue to evaluate further counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our counterparties (lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
As of June 30, 2012, a number of our counterparties have been downgraded by ratings agencies, specifically Moody's. As these downgrades were expected, the markets had been well prepared for this decision. We have not experienced any significant changes to repurchase agreement terms or related financing costs, or made any significant changes to our counterparty exposures as a result.

The following table summarizes our repurchase agreements and counterparty geographical concentration at June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$6,868,663	$879,413	60.0%	$4,972,632	$570,534	71.3%
Europe (2)	1,647,702	473,468	32.3%	884,888	183,955	23.0%
Asia (2)	1,922,076	113,525	7.7%	802,628	45,954	5.7%
Total	$10,438,441	$1,466,406	100.0%	$6,660,148	$800,443	100.0%
____________________

(1)
Represents the net carrying value of the securities or mortgage loans sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. At June 30, 2012 and December 31, 2011, we had $166.9 million and $45.6 million, respectively, in payables due to broker counterparties for unsettled security purchases. The payables are not included in the amounts presented above.

(2)	Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

In the second quarter of 2012, we entered into a repurchase agreement with one of our lending counterparties. In unison with the repurchase agreement, we executed a repurchase transaction which provides uncommitted capacity of $100.0 million for a 3-year term and $100.0 million for a 4-year term. As of June 30, 2012, borrowings under the agreement were $48.7 million. The remaining unused borrowing capacity of $151.3 million must be utilized by August 26, 2012 or is set to expire. The repurchase agreement is subject to similar pledged collateral and margin requirements as a standard repurchase agreement.
For the three and six months ended June 30, 2012, we continued to maintain our repurchase agreement with Wells Fargo Bank. The repurchase agreement serves as a repurchase facility used from time to time to finance certain of our non-Agency securities held in our RMBS portfolio with Wells Fargo. As of June 30, 2012, borrowings under the Wells Fargo repurchase agreement were $99.1 million and unused, uncommitted capacity was $50.9 million, for an aggregate maximum borrowing capacity of $150.0 million. The facility was set to mature on July 25, 2012 and was renewed on July 24, 2012.
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
We also maintained our repurchase agreement with Barclays, which serves as a mortgage loan warehouse facility. This uncommitted facility provides an aggregate maximum borrowing capacity of $50.0 million and is set to mature on May 14, 2013, unless extended pursuant to its terms. As of June 30, 2012, borrowings under the uncommitted facility were $4.4 million and unused capacity was $45.6 million. The facility is collateralized by eligible residential mortgage loans, which are subject to margin call provisions that provide Barclays with certain rights when there has been a decline in the market value of the purchased mortgage loans.
We are subject to the following financial covenants under the Wells Fargo and Barclays repurchase agreements, as further detailed by the guaranty agreements we entered into in connection with the repurchase agreements. The following represents the most restrictive covenant calculations as of June 30, 2012 across both agreements:

(a)
As of the last business day of each calendar quarter, Total Indebtedness to Net Worth must be less than the specified Threshold Ratio in the Repurchase Agreement. As of June 30, 2012, our debt to net worth, as defined, was 4.4:1.0 while our threshold ratio, as defined, was 6.7:1.0.

(b)
As of the last business day of each calendar quarter, Liquidity must be greater than $55 million and the aggregate amount of Unrestricted Cash or Cash Equivalents must be greater than $35 million. As of June 30, 2012, our liquidity, as defined, was $496.7 million and our total unrestricted cash and cash equivalents, as defined, was $211.1 million.

(c)	As of the last business day of each calendar quarter, Net Worth must be greater than $1 billion. As of June 30, 2012, our net worth, as defined, was $2.2 billion.

We are also subject to financial covenants in connection with various other repurchase agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of repurchase agreements.

(in thousands)	June 30, 2012	December 31, 2011
Available-for-sale securities, at fair value	$10,519,579	$6,160,229
Trading securities, at fair value	999,375	1,003,301
Mortgage loans held-for-sale	4,763	5,782
Cash and cash equivalents	12,248	15,000
Restricted cash	14,926	94,803
Due from counterparties	71,037	32,201
Derivative assets, at fair value	262,308	145,779
Total	$11,884,236	$7,457,095

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
The following table provides the maturities of our repurchase agreements as of June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011
Within 30 days (1)	$3,167,682	$1,967,009
30 to 59 days	2,326,103	1,263,060
60 to 89 days	1,692,465	1,096,410
90 to 119 days	730,244	359,171
120 to 364 days (2)	1,395,702	923,248
Open maturity (3)	997,500	1,001,250
One year and over (4)	128,745	50,000
Total	$10,438,441	$6,660,148
____________________

(1)	Within 30 days includes the amounts outstanding under the Wells Fargo 364-day borrowing facility.

(2)	120 to 364 days includes the amounts outstanding under the Barclays 364-day borrowing facility.

(3)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(4)	One year and over includes repurchase agreements with maturity dates ranging from December 23, 2013 to June 26, 2015.

For the three months ended June 30, 2012, our unrestricted cash balance decreased to $496.7 million from $545.7 million at March 31, 2012. The cash movements can be summarized by the following:

•
Cash flows from operating activities.   For the three months ended June 30, 2012, operating activities increased our cash balances by approximately $40.4 million, primarily driven by our strong interest yield and financial results for the quarter.

•
Cash flows from investing activities.  For the three months ended June 30, 2012, investing activities reduced our cash balances by approximately $1.8 billion. The reduction was driven by the increase in our RMBS portfolio as we deployed capital from our common stock offerings.

•
Cash flows from financing activities.   For the three months ended June 30, 2012, financing activities increased our cash balance by approximately $1.7 billion, resulting from the net borrowings under repurchase agreements to fund our AFS portfolio as well as net proceeds of $55.6 million received from our at-the-market common stock offerings.

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
We utilize U.S. Treasuries as well as derivative financial instruments, currently limited to interest rate swaps, swaptions, TBAs, and, to a certain extent, inverse interest-only securities, as of June 30, 2012 to hedge the interest rate risk associated with our portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We rely on PRCM Advisers' expertise to manage these risks on our behalf. We implement part of our hedging strategy through Capitol, our TRS, which is subject to U.S. federal, state and, if applicable, local income tax.
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
The following table provides the indices of our variable rate assets as of June 30, 2012 and December 31, 2011, respectively, based on total notional amount of bonds (dollars in thousands).

	As of June 30, 2012				As of December 31, 2011
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$—	$164,773	$164,773	8%	$—	$174,791	$174,791	14%
LIBOR	1,729,753	44,153	1,773,906	90%	975,327	43,866	1,019,193	83%
Other (2)	16,684	16,718	33,402	2%	16,371	16,337	32,708	3%
Total	$1,746,437	$225,644	$1,972,081	100%	$991,698	$234,994	$1,226,692	100%
____________________

(1)	"Hybrid" amounts reflect those assets with greater than 12 months to reset.

(2)	"Other" includes COFI, MTA and other indices.

Our analysis of risks is based on PRCM Advisers' and its affiliates' experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM Advisers may produce results that differ significantly from the estimates and assumptions used in our models.

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at June 30, 2012.
All changes in value are measured as the change from the June 30, 2012 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities, at fair value	$220,266	$136,431	$(153,565)	$(336,397)
As a % of June 30, 2012 equity	10.1%	6.3%	(7.0)%	(15.4)%
Trading securities, at fair value	$10,615	$10,615	$(13,232)	$(26,463)
As a % of June 30, 2012 equity	0.5%	0.5%	(0.6)%	(1.2)%
Mortgage loans held-for-sale, at fair value	$34	$7	$(305)	$(666)
As a % of June 30, 2012 equity	—%	—%	—%	—%
Derivatives, at fair value, net	$(213,396)	$(125,733)	$128,519	$274,785
As a % of June 30, 2012 equity	(9.8)%	(5.8)%	5.9%	12.6%
Repurchase Agreements	$(12,722)	$(8,793)	$9,744	$19,488
As a % of June 30, 2012 equity	(0.6)%	(0.4)%	0.4%	0.9%
Total Net Assets	$4,797	$12,527	$(28,839)	$(69,253)
As a % of June 30, 2012 total assets	—%	0.1%	(0.2)%	(0.5)%
As a % of June 30, 2012 equity	0.2%	0.6%	(1.3)%	(3.1)%
	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(13,611)	$(14,903)	$7,658	$15,316
% change in net interest income	(3.5)%	(3.8)%	1.9%	3.9%

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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2012. The analysis utilizes assumptions and estimates based on management's judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
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
Given the low interest rates at June 30, 2012, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time we may be involved in various legal claims and/or administrative proceedings that arise in the ordinary course of our business. As of the date of this filing, we are not party to any litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors set forth under the heading "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2011, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” in this Quarterly Report on Form 10-Q.
Risk Related to Our Business and Operations
The following risk factor has been updated to further expand discussion of the subjective nature of lenders' collateral valuations in connection with margin calls under repurchase agreements.
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
It is possible that the lenders that provide us with financing could experience changes in their ability to advance funds to us, independent of our performance or the value of our assets. If major market participants exit the business, it could further adversely affect the marketability of RMBS and other financial assets in which we invest, and this could negatively affect the value of our assets, thus reducing our net book value. Furthermore, if many of our lenders are unwilling or unable to provide us with financing, we could be forced to sell assets when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk. Moreover, the amount of financing we receive under our repurchase agreements will be directly related to the lenders' valuation of the assets that secure the outstanding borrowings. Typically, repurchase agreements grant the respective lender the right to reevaluate the market value of the assets that secure outstanding borrowings at any time. Lenders generally have full discretion, acting in good faith and using data obtained from generally recognized sources agreed to by the parties or the most recent closing bid quotation from such a source, to determine the market value of the asset based on the price at which the collateral could readily be sold. If a lender determines that the value of the assets has decreased, it has the right to initiate a margin call. A margin call would require us to transfer additional assets to such lender or to repay a portion of the outstanding borrowings. Generally, a margin call must be cured on the day of or the day following the borrower's receipt of a margin call notice. Any such margin call could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to stockholders, and could cause the value of our common stock or warrants to decline. We may be forced to sell assets at significantly depressed prices to meet margin calls and to maintain adequate liquidity, which could cause us to incur losses. Moreover, to the extent that we are forced to sell assets because of changes in market conditions, other market participants may face similar pressures, which could exacerbate a difficult market environment and which could result in significantly greater losses on our sale of such assets. In an extreme case of market duress, a market may not exist for certain of our assets at any price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 23, 2012, the Company granted 32,021 shares of restricted common stock to its independent directors pursuant to the Company's 2009 Equity Incentive Plan. The estimated fair value of these awards was $10.15 per share, based on the closing price of our common stock on the NYSE on May 22, 2012. These grants were exempt from the registration requirements of the 1933 Act pursuant to Section 4(2) thereof.
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

TWO HARBORS INVESTMENT CORP.
Dated:	August 3, 2012	By:	/s/ Thomas Siering
Thomas Siering Chief Executive Officer, President and Director (principal executive officer)
Dated:	August 3, 2012	By:	/s/ Brad Farrell
Brad Farrell Chief Financial Officer and Treasurer (principal accounting and financial officer)

Exhibit Number	Exhibit Index
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
101
Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the quarter ended June 30, 2012, filed on August 3, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.