Form 10-Q
period 2012-09-30
Two Harbors Investment Corp.
filed 2012-11-07
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2012

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
As of November 7, 2012 there were 295,365,085 shares of outstanding common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Available-for-sale securities, at fair value	$14,969,859	$6,249,252
Trading securities, at fair value	1,002,461	1,003,301
Mortgage loans held-for-sale, at fair value	14,553	5,782
Investment in real estate, net	190,907	—
Cash and cash equivalents	833,608	360,016
Restricted cash	206,190	166,587
Accrued interest receivable	46,919	23,437
Due from counterparties	28,965	32,587
Derivative assets, at fair value	496,788	251,856
Other assets	74,445	7,566
Total Assets	$17,864,695	$8,100,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$14,034,327	$6,660,148
Derivative liabilities, at fair value	132,322	49,080
Accrued interest payable	13,147	6,456
Due to counterparties	170,090	45,565
Accrued expenses	17,008	8,912
Dividends payable	106,325	56,239
Income taxes payable	—	3,898
Total liabilities	14,473,219	6,830,298
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 295,350,370 and 140,596,708 shares issued and outstanding, respectively	2,954	1,406
Additional paid-in capital	2,910,293	1,373,099
Accumulated other comprehensive income (loss)	700,396	(58,716)
Cumulative earnings	260,058	157,452
Cumulative distributions to stockholders	(482,225)	(203,155)
Total stockholders’ equity	3,391,476	1,270,086
Total Liabilities and Stockholders’ Equity	$17,864,695	$8,100,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Interest income:
Available-for-sale securities	$124,621	$65,919	$313,154	$125,413
Trading securities	1,278	1,706	3,578	2,783
Mortgage loans held-for-sale	167	—	362	—
Cash and cash equivalents	243	114	620	241
Total interest income	126,309	67,739	317,714	128,437
Interest expense	20,743	7,218	47,737	13,580
Net interest income	105,566	60,521	269,977	114,857
Other-than-temporary impairments:
Total other-than temporary impairment losses	(559)	(3,371)	(9,310)	(3,665)
Non-credit portion of loss recognized in other comprehensive income (loss)	—	—	—	—
Net other-than-temporary credit impairment losses	(559)	(3,371)	(9,310)	(3,665)
Other income:
Gain on investment securities, net	2,527	31,432	14,247	36,159
Loss on interest rate swap and swaption agreements	(76,472)	(39,311)	(153,679)	(88,180)
Gain (loss) on other derivative instruments	3,454	22,361	(13,053)	37,474
Other income	731	—	822	—
Total other (loss) income	(69,760)	14,482	(151,663)	(14,547)
Expenses:
Management fees	9,733	4,785	24,086	9,063
Other operating expenses	6,546	2,850	14,328	6,516
Total expenses	16,279	7,635	38,414	15,579
Income before income taxes	18,968	63,997	70,590	81,066
(Benefit from) provision for income taxes	(7,834)	9,388	(32,016)	5,064
Net income attributable to common stockholders	$26,802	$54,609	$102,606	$76,002
Basic earnings per weighted average common share	$0.10	$0.42	$0.46	$0.90
Diluted earnings per weighted average common share	$0.10	$0.42	$0.46	$0.90
Dividends declared per common share	$0.36	$0.40	$1.16	$1.20
Weighted average number of shares of common stock:
Basic	270,005,212	130,607,566	224,058,762	84,751,854
Diluted	270,937,960	130,607,566	224,369,678	84,751,854
Comprehensive income (loss):
Net income	$26,802	$54,609	$102,606	$76,002
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	497,598	(72,573)	759,112	(48,944)
Other comprehensive income (loss)	497,598	(72,573)	759,112	(48,944)
Comprehensive income (loss)	$524,400	$(17,964)	$861,718	$27,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENDSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders' Equity
				(unaudited)
Balance, January 1, 2011	40,501,212	$405	$366,974	$22,619	$30,020	$(37,570)	$382,448
Net income	—	—	—	—	76,002	—	76,002
Other comprehensive loss	—	—	—	(48,944)	—	—	(48,944)
Net proceeds from issuance of common stock, net of offering costs	100,077,925	1,001	1,005,754	—	—	—	1,006,755
Common dividends declared	—	—	—	—	—	(109,346)	(109,346)
Non-cash equity award compensation	7,599	—	216	—	—	—	216
Balance, September 30, 2011	140,586,736	$1,406	$1,372,944	$(26,325)	$106,022	$(146,916)	$1,307,131

Balance, January 1, 2012	140,596,708	$1,406	$1,373,099	$(58,716)	$157,452	$(203,155)	$1,270,086
Net income	—	—	—	—	102,606	—	102,606
Other comprehensive income	—	—	—	759,112	—	—	759,112
Net proceeds from issuance of common stock, net of offering costs	138,731,623	1,388	1,361,167	—	—	—	1,362,555
Proceeds from issuance of common stock in connection with exercise of warrants	15,990,018	160	175,565	—	—	—	175,725
Common dividends declared	—	—	—	—	—	(279,070)	(279,070)
Non-cash equity award compensation	32,021	—	462	—	—	—	462
Balance, September 30, 2012	295,350,370	$2,954	$2,910,293	$700,396	$260,058	$(482,225)	$3,391,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
	(unaudited)
Cash Flows From Operating Activities:
Net income	$102,606	$76,002
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on RMBS, net	(5,566)	(57)
Other-than-temporary impairment losses	9,310	3,665
Gain on investment securities, net	(14,247)	(36,159)
Loss on mortgage loans held-for-sale	45	—
Loss on termination and option expiration of interest rate swaps and swaptions	26,084	18,074
Unrealized loss on interest rate swaps and swaptions	104,506	51,474
Unrealized gain on other derivative instruments	(6,493)	(20,144)
Unrealized gain on mortgage loans held-for-sale	(59)	—
Equity based compensation expense	462	216
Depreciation of real estate	458	—
Purchases of mortgage loans held-for-sale	(10,797)	—
Proceeds from repayment of mortgage loans held-for-sale	2,040	—
Net change in assets and liabilities:
Increase in accrued interest receivable	(23,482)	(20,127)
(Increase)/decrease in deferred income taxes, net	(27,288)	4,136
Increase in current income tax receivable	(4,469)	—
(Increase)/decrease in prepaid and fixed assets	(906)	155
Increase in other receivables	(99)	—
Increase in accrued interest payable, net	6,691	4,657
(Decrease)/increase in income taxes payable	(3,898)	928
Increase in accrued expenses	8,096	5,684
Net cash provided by operating activities	162,994	88,504
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(8,705,850)	(6,295,100)
Proceeds from sales of available-for-sale securities	207,083	1,004,248
Principal payments on available-for-sale securities	542,727	208,965
Purchases of other derivative instruments	(372,483)	(233,764)
Proceeds from sales of other derivative instruments	86,696	23,179
Purchases of trading securities	(996,016)	(2,019,959)
Proceeds from sales of trading securities	1,001,904	700,156
Purchases of investments in real estate	(191,365)	—
Increase in escrow deposits	(34,117)	—
Increase (decrease) in due to counterparties, net	128,147	(162,458)
Increase in restricted cash	(39,603)	(141,728)
Net cash used in investing activities	(8,372,877)	(6,916,461)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
	(unaudited)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$45,160,427	$19,621,767
Principal payments on repurchase agreements	(37,786,248)	(13,490,957)
Proceeds from issuance of common stock, net of offering costs	1,362,555	1,006,755
Proceeds from exercise of warrants	175,725	—
Dividends paid on common stock	(228,984)	(63,561)
Net cash provided by financing activities	8,683,475	7,074,004
Net increase in cash and cash equivalents	473,592	246,047
Cash and cash equivalents at beginning of period	360,016	163,900
Cash and cash equivalents at end of period	$833,608	$409,947
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$14,038	$8,923
Cash paid for taxes	$3,637	$1
Non-Cash Financing Activities:
Cashless exercise of warrants	$178	$—
Dividends declared but not paid at end of period	$106,325	$56,235
Reconciliation of mortgage loans held-for-sale:
Mortgage loans held-for-sale at beginning of period	$5,782	$—
Purchases of mortgage loans held-for-sale	10,797	—
Proceeds from repayment of mortgage loans held-for-sale	(2,040)	—
Gain on mortgage loans held-for-sale	14	—
Loans held-for-sale at end of period	$14,553	$—

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
On September 11, 2012, the Company announced the proposed contribution of its portfolio of single-family rental properties to a newly formed entity intended to qualify as a REIT.  Specifically, the Company would contribute its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC to Silver Bay Realty Trust Corp., a newly organized Maryland corporation focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation.  In exchange for its contribution, the Company would receive shares of common stock of Silver Bay.  Silver Bay Realty Trust Corp. has filed a registration statement with the U.S. Securities and Exchange Commission with respect to the proposed initial public offering, or IPO, of its common stock.  The consummation of the proposed contribution transaction, which remains subject to approval of the Company's board of directors, is dependent upon the value of the contribution and amount of capital raised in the proposed IPO as well as market and other conditions.

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2012 and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2012 should not be construed as indicative of the results to be expected for the full year.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Significant Accounting Policies
Investment in Real Estate, Net
Beginning in early 2012, the Company began investing in single family residential properties with the intention of renting the properties. Property acquired not subject to an existing lease is recorded at purchase price, including acquisition costs, allocated between land and building based upon their fair values at the date of acquisition. Property acquired with an existing lease is recorded at fair value (approximated by the purchase price), allocated to land, building and the existing lease based upon their fair values at the date of acquisition, with acquisition costs expensed as incurred. Fair value is determined under the guidance of ASC 820, Fair Value Measurements and Disclosures, primarily based on unobservable market data inputs, which are categorized as Level 3 valuations. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes its own market knowledge and published market data. The Company is currently utilizing information obtained from county tax assessment records to develop regional averages to assist in the determination of the fair value of land and building. The estimated fair value of acquired in-place leases are the costs the Company would have incurred to lease the property at the date of acquisition, based upon current leasing activity. Building depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company generally uses a 27.5-year estimated life with no salvage value. The Company considers the value of acquired in-place leases in the allocation of purchase price and the amortization period reflects the average remaining term of each respective in-place acquired lease. The lease periods are generally short term in nature (one year or less) and reflect market rental rates. Any difference between fair value and cost is recorded in the income statement.
The Company incurs costs to prepare its acquired properties to be rented. These costs are capitalized and allocated to building costs. Costs incurred by the Company to lease the properties are capitalized and amortized over the life of the lease (included in other assets).
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
Rental income attributable to residential leases is recorded on a straight-line basis, which is not materially different than if it were recorded when due from residents and recognized monthly as it was earned. Leases entered into between residents and the Company for the rental of property units are generally year-to-year, renewable upon consent of both parties on an annual or monthly basis. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and expenditures for significant renovations that improve the asset and extend the useful life of the asset are capitalized and depreciated over their estimated useful life. Gross rental income and expenses applicable to rental activities are reported in the statement of comprehensive income in other income and other operating expenses, respectively.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

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

Note 3. Available-for-Sale Securities, at Fair Value
The following table presents the Company's available-for-sale, or AFS, investment securities by collateral type, which were carried at their fair value as of September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$3,699,453	$1,609,003
Federal National Mortgage Association	6,704,798	2,414,637
Government National Mortgage Association	2,064,812	1,029,517
Non-Agency	2,500,796	1,196,095
Total mortgage-backed securities	$14,969,859	$6,249,252

At September 30, 2012 and December 31, 2011, the Company pledged investment securities with a carrying value of $14.5 billion and $6.2 billion, respectively, as collateral for repurchase agreements. See Note 12 - Repurchase Agreements.
At September 30, 2012 and December 31, 2011, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and therefore classified as derivatives.
The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of September 30, 2012 and December 31, 2011:

	September 30, 2012
(in thousands)	Agency	Non-Agency	Total
Face Value	$13,101,209	$4,471,572	$17,572,781
Unamortized premium	850,721	—	850,721
Unamortized discount
Designated credit reserve	—	(1,339,737)	(1,339,737)
Net, unamortized	(1,853,894)	(960,408)	(2,814,302)
Amortized Cost	12,098,036	2,171,427	14,269,463
Gross unrealized gains	384,523	345,980	730,503
Gross unrealized losses	(13,496)	(16,611)	(30,107)
Carrying Value	$12,469,063	$2,500,796	$14,969,859

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2011
(in thousands)	Agency	Non-Agency	Total
Face Value	$5,692,754	$2,667,929	$8,360,683
Unamortized premium	279,640	—	279,640
Unamortized discount
Designated credit reserve	—	(782,606)	(782,606)
Net, unamortized	(1,008,780)	(540,969)	(1,549,749)
Amortized Cost	4,963,614	1,344,354	6,307,968
Gross unrealized gains	108,864	11,881	120,745
Gross unrealized losses	(19,321)	(160,140)	(179,461)
Carrying Value	$5,053,157	$1,196,095	$6,249,252

The following tables present the carrying value of the Company's AFS investment securities by rate type as of September 30, 2012 and December 31, 2011:

	September 30, 2012
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$200,556	$2,207,347	$2,407,903
Fixed Rate	12,268,507	293,449	12,561,956
Total	$12,469,063	$2,500,796	$14,969,859

	December 31, 2011
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$231,678	$995,014	$1,226,692
Fixed Rate	4,821,479	201,081	5,022,560
Total	$5,053,157	$1,196,095	$6,249,252

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the changes for the nine months ended September 30, 2012 and 2011 of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	Nine Months Ended September 30,
	2012			2011
(in thousands)	Designated Credit Reserve	Unamortized Net Discount	Total	Designated Credit Reserve	Unamortized Net Discount	Total
Beginning balance at January 1	$(782,606)	$(540,969)	$(1,323,575)	$(145,855)	$(129,992)	$(275,847)
Acquisitions	(590,090)	(534,000)	(1,124,090)	(640,451)	(483,479)	(1,123,930)
Accretion of net discount	493	98,685	99,178	—	32,305	32,305
Realized credit losses	33,622	—	33,622	3,011	—	3,011
Reclassification adjustment for other-than-temporary impairments	(9,310)	—	(9,310)	(3,665)	—	(3,665)
Transfers from (to)	—	—	—	579	(579)	—
Sales, calls, other	8,154	15,876	24,030	13,443	26,416	39,859
Ending balance at September 30	$(1,339,737)	$(960,408)	$(2,300,145)	$(772,938)	$(555,329)	$(1,328,267)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of September 30, 2012 and December 31, 2011. At September 30, 2012, the Company held 1,490 AFS securities, of which 76 were in an unrealized loss position for less than twelve consecutive months and 70 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2011, the Company held 854 AFS securities, of which 264 were in an unrealized loss position for less than twelve months and 20 were in an unrealized loss position for more than twelve consecutive months.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2012	$301,709	$(11,682)	$181,019	$(18,425)	$482,728	$(30,107)
December 31, 2011	$1,277,120	$(175,348)	$15,608	$(4,113)	$1,292,728	$(179,461)

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
The Company recorded a $0.6 million and a $9.3 million other-than-temporary credit impairment during the three and nine months ended September 30, 2012, respectively, on a total of 37 non-Agency RMBS where the future expected cash flows for each security was less than its amortized cost. As of September 30, 2012, the impaired securities had weighted average cumulative losses of 1.7%, weighted average three-month prepayment speed of 3.04, weighted average 60+ day delinquency of 36.6% of the pool balance, and weighted average FICO score of 650. At September 30, 2012, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities,

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

therefore, only the projected credit loss was recognized in earnings. During the three and nine months ended September 30, 2011, the Company recorded a $3.4 million and a $3.7 million other-than-temporary credit impairment, respectively, on eight non-Agency RMBS where the future expected cash flows for each security was less than its amortized cost.
The following table presents the changes in OTTI included in earnings for nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Cumulative credit loss at beginning of period	$(13,603)	$(294)	$(5,102)	$—
Additions:
Other-than-temporary impairments not previously recognized	(315)	(3,371)	(6,443)	(3,665)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	(244)	—	(2,867)	—
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	—	—	250	—
Decreases related to other-than-temporary impairments on securities sold	243	—	243	—
Cumulative credit loss at end of period	$(13,919)	$(3,665)	$(13,919)	$(3,665)

Cumulative credit losses related to OTTI may be reduced for securities sold as well as for securities that mature, pay down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain on investment securities, net in the Company's condensed consolidated statements of comprehensive income. For the three and nine months ended September 30, 2012, the Company sold AFS securities for $9.4 million and $207.1 million with an amortized cost of $9.6 million and $197.3 million, for a net realized loss of $0.2 million and a net realized gain of $9.8 million, respectively.
The following table presents the gross realized gains and losses on sales of AFS securities for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Gross realized gains	$—	$27,472	$11,663	$29,422
Gross realized losses	(221)	—	(1,850)	(265)
Total realized gains on sales, net	$(221)	$27,472	$9,813	$29,157

Note 4. Trading Securities, at Fair Value
The Company holds U.S. Treasuries in a taxable REIT subsidiary and classifies these securities as trading instruments due to short-term investment objectives. As of September 30, 2012 and December 31, 2011, the Company held U.S. Treasuries with an amortized cost of $1.0 billion and $1.0 billion and a fair value of $1.0 billion and $1.0 billion, respectively, classified as trading securities. The unrealized gains included within trading securities were $5.8 million and $3.1 million as of September 30, 2012 and December 31, 2011, respectively.
For the nine months ended September 30, 2012, the Company sold trading securities for $1.0 billion with an amortized cost of $1.0 billion, resulting in realized gains of $1.7 million on the sale of these securities. The Company did not sell any trading securities during the three months ended September 30, 2012. For the three and nine months ended September 30, 2012, trading securities experienced unrealized gains of $2.7 million. Both realized and unrealized gains and losses are recorded as a

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

component of gains on investment securities, net in the Company's condensed consolidated statements of comprehensive income.
At September 30, 2012, the Company pledged trading securities with a carrying value of $1.0 billion as collateral for repurchase agreements. See Note 12 - Repurchase Agreements.

Note 5. Mortgage Loans Held-for-Sale, at Fair Value
Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of a fair value option election. The following table presents the carrying value of the Company's mortgage loans held-for-sale as of September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Unpaid principal balance	$14,156	$5,655
Fair value adjustment	397	127
Carrying value	$14,553	$5,782

At September 30, 2012, the Company pledged mortgage loans with a carrying value of $14.6 million as collateral for repurchase agreements. See Note 12 - Repurchase Agreements.

Note 6. Investment in Real Estate, Net
Investments in real estate consists of single family residential properties purchased by the Company with the intention to hold and rent the properties. The following table presents the carrying value of the Company's investment in real estate as of September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Land	$39,377	$—
Building	151,988	—
	191,365	—
Accumulated depreciation (1)	(458)	—
Investment in real estate, net	$190,907	$—
____________________

(1)	Depreciation expense for the three and nine months ended September 30, 2012 was $426,532 and $458,158, respectively.

Note 7. Restricted Cash
The Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts. The Company has also placed cash in a restricted account pursuant to a letter of credit on an office space lease.
The following table presents the Company's restricted cash balances as of September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Restricted cash balances held by trading counterparties:
For securities trading activity	$9,000	$9,000
For derivatives trading activity	182,826	62,784
As restricted collateral for repurchase agreements	14,018	94,803
	205,844	166,587
Restricted cash balance pursuant to letter of credit on office lease	346	—
Total	$206,190	$166,587

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 8. Accrued Interest Receivable
The following table presents the Company's accrued interest receivable by collateral type:

(in thousands)	September 30, 2012	December 31, 2011
Accrued Interest Receivable:
U.S. Treasuries	$166	$1,003
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	12,571	5,844
Federal National Mortgage Association	22,592	9,770
Government National Mortgage Association	8,613	4,454
Non-Agency	2,881	2,328
Total mortgage-backed securities	46,657	22,396
Mortgage loans held-for-sale	96	38
Total	$46,919	$23,437

Note 9. Derivative Instruments and Hedging Activities
The Company enters into a variety of derivative and non-derivative instruments in connection with its risk management activities. The Company's primary objective for executing these derivatives and non-derivative instruments is to mitigate the Company's economic exposure to future events that are outside its control. The Company's derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company may, at times, enter into various forward contracts including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps, and credit default swaps. In executing on the Company's current risk management strategy, the Company has entered into interest rate swap and swaption agreements, and credit default swaps. At times, the Company may use TBAs for risk management or other purposes. The Company has also entered into a number of non-derivative instruments to manage interest rate risk, principally U.S. Treasuries and Agency interest-only securities.
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
Balance Sheet Presentation
The following tables present the gross fair value and notional amounts of the Company's derivative financial instruments treated as trading instruments as of September 30, 2012 and December 31, 2011.

(in thousands)	September 30, 2012
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$332,569	2,031,621	$—	—
Interest rate swap agreements	—	—	(132,322)	13,095,000
Credit default swap agreements	54,584	610,707	—	—
Swaptions	105,064	5,150,000	—	—
TBAs	3,967	450,000	—	—
Forward purchase commitment	604	319,931	—	—
Total	$496,788	8,562,259	$(132,322)	13,095,000

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(in thousands)	December 31, 2011
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$157,421	1,131,084	$—	—
Interest rate swap agreements	—	—	(28,790)	5,810,000
Credit default swap agreements	86,136	544,699	(14,638)	154,812
Swaptions	5,635	2,900,000	—	—
TBAs	2,664	275,000	(5,652)	850,000
Forward sale commitment	—	5,202	—	—
Total	$251,856	4,855,985	$(49,080)	6,814,812

The following table provides the average outstanding notional amounts of the Company's derivative financial instruments treated as trading instruments for the three and nine months ended September 30, 2012.

(in thousands)	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
Trading instruments	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Inverse interest-only securities	1,953,128	—	1,669,944	—
Interest rate swap agreements	—	11,327,391	—	8,625,967
Credit default swaps	545,611	48,576	554,568	91,555
Swaptions	4,891,304	—	3,687,328	—
TBAs	304,348	—	278,741	564,416
Short treasuries	—	46,739	—	15,693
Forward purchase commitment	45,872	—	15,894	—
Forward sale commitment	—	—	3,199	—

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statement of comprehensive income on its derivative instruments:

(in thousands)
Trading Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Risk Management Instruments
Interest Rate Contracts
Investment securities - RMBS	Gain (loss) on other derivative instruments	$2,170	$5,729	$(22,817)	$5,091
Investment securities - U.S. Treasuries and TBA contracts	Loss on interest rate swap and swaption agreements	(5,429)	6,544	(12,774)	2,733
Mortgage loans held-for-sale	Gain (loss) on other derivative instruments	604	—	578	—
Repurchase agreements	Loss gain on interest rate swap and swaption agreements	(71,043)	(45,855)	(140,905)	(90,913)
Credit default swaps - Receive protection	Gain (loss) on other derivative instruments	(18,661)	21,994	(44,187)	22,267
Non-Risk Management Instruments
Credit default swaps - Provide protection	Gain (loss) on other derivative instruments	3,015	(4,414)	11,987	(5,589)
Inverse interest-only securities	Gain (loss) on other derivative instruments	18,094	(948)	43,154	15,705
Short treasuries	Gain (loss) on other derivative instruments	(1,768)	—	(1,768)	—
Total		$(73,018)	$(16,950)	$(166,732)	$(50,706)

For the three and nine months ended September 30, 2012, the Company recognized $10.7 million and $23.1 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from generally paying a fixed interest rate on an average $11.3 billion and $8.6 billion notional, respectively, to hedge a portion of the Company's interest rate risk on its short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest.
For the three and nine months ended September 30, 2012, the Company terminated or had options expire on a total of 3 and 22 interest rate swap and swaption positions of $0.8 billion notional and $3.7 billion notional, respectively. Upon settlement of the early terminations and option expirations, the Company paid $1.5 million in full settlement of its net interest spread liability and recognized $7.5 million and $26.1 million in realized losses on the swaps and swaptions, respectively, including early termination penalties.
For the three and nine months ended September 30, 2012, the Company terminated a total of 3 and 13 credit default swap positions totaling $185.0 million and $425.0 million notional, respectively. Upon settlement of the early terminations, the Company received $94,069 and $30,861, respectively, in full settlement of its net interest spread receivable and recognized $1.0 million in realized gains and $2.3 million in realized losses for the three and nine months ended September 30, 2012, respectively, on the credit default swaps, including early termination penalties.
Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Derivative fair value adjustments are reflected within the unrealized loss on interest rate swaps and swaptions and unrealized loss gain on other derivative instruments line items and realized losses on interest rate swap and swaption agreements are reflected within the loss on termination of interest rate swaps and swaptions line item within the operating activities section of the condensed consolidated statements of cash flows. The

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

remaining cash flow activity related to derivative instruments is reflected within the purchases of other derivative instruments, proceeds from sales of other derivative instruments and increase (decrease) in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.
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
As of September 30, 2012 and December 31, 2011, the Company had outstanding fair value of $86.2 million and $48.4 million, respectively, of interest-only securities in place to economically hedge its investment securities. These interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets. In addition, the Company held TBA positions with $450.0 million and $275.0 million in long notional as of September 30, 2012 and December 31, 2011, respectively, and an additional $850.0 million in short notional as of December 31, 2011. The Company discloses these on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. These contracts held a fair market value of $4.0 million and $2.7 million, included in derivative assets, at fair value, as of September 30, 2012 and December 31, 2011, respectively, and $5.7 million, included in derivative liabilities, at fair value, in the condensed consolidated balance sheet as of December 31, 2011.
Commitments to Purchase and/or Sell Mortgage Loans Held-for-Sale  - Prior to a mortgage loan purchase, the Company may enter into forward purchase commitments with counterparties whereby the Company commits to purchasing the loans at a particular interest rate, provided the borrower elects to close the loan. These commitments to purchase mortgage loans have been defined as derivatives and are therefore recorded on the balance sheet as assets or liabilities and measured at fair value. Subsequent changes in fair value are recorded on the balance sheet as adjustments to the carrying value of these assets or liabilities with a corresponding adjustment recognized in current period earnings. As of September 30, 2012, the Company had entered into commitments to purchase mortgage loans of $319.9 million, subject to fallout if the loans do not close, with a fair value of $0.6 million at September 30, 2012.
The Company is exposed to interest rate risk on mortgage loans from the time it commits to purchase the mortgage loan until the mortgage loan is sold. Changes in interest rates impact the market price for the mortgage loans. For example, as market interest rates decline, the value of mortgage loans held-for-sale increases, and vice versa. To mitigate the impact of this risk, the Company may from time to time enter into a forward sale commitment under the Forward AAA Securities Agreement, or the Forward Agreement, with Barclays Bank PLC, or Barclays, pursuant to which Barclays would purchase certain securities issued in connection with a potential securitization transaction involving mortgage loans subject to the Forward Agreement. As of December 31, 2011, one trade had been executed under the Forward Agreement with a notional of $5.2 million. No fair value was assigned to the derivative at December 31, 2011 as it was entered into at market terms at the end of the year. This trade was settled by the Company in the three months ended June 30, 2012. As of September 30, 2012, the Company had no additional trades under the Forward Agreement. The Company may also enter into other derivative contracts to hedge the interest rate risk related to the commitments to purchase mortgage loans, such as interest rate swaps, swaptions or TBAs.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2012 and December 31, 2011, the Company had the following outstanding interest rate swaps that were utilized as economic hedges of interest rate risk associated with the Company's short-term repurchase agreements:

(notional in thousands)
September 30, 2012
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2012	25,000	0.868%	0.502%	0.23
2013	2,275,000	0.713%	0.484%	0.81
2014	1,675,000	0.644%	0.497%	1.82
2015	2,770,000	0.908%	0.471%	2.68
2016 and Thereafter	5,350,000	0.923%	0.410%	4.45
Total	12,095,000	0.841%	0.450%	2.99

(notional in thousands)
December 31, 2011
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2012	25,000	0.868%	0.315%	0.98
2013	2,025,000	0.737%	0.368%	1.55
2014	1,275,000	0.670%	0.380%	2.72
2015	820,000	1.575%	0.329%	3.52
2016	240,000	2.156%	0.316%	4.32
Total	4,385,000	0.952%	0.361%	2.41

The Company has also entered into interest rate swaps in combination with U.S. Treasuries to economically hedge funding cost risk. As of September 30, 2012 and December 31, 2011, the Company held $1.0 billion in fair value of U.S. Treasuries classified as trading securities and the following outstanding interest rate swaps:

(notional in thousands)
September 30, 2012
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2015	1,000,000	0.799%	0.470%	2.53
Total	1,000,000

(notional in thousands)
December 31, 2011
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2013	1,250,000	0.620%	0.339%	1.54
Total	1,250,000

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2012, all of the Company's interest rate swap contracts receive interest at a 1-month or 3-month LIBOR rate. As of December 31, 2011, all of the Company's interest rate swap contracts received interest at a 1-month or 3-month LIBOR rate, except the following interest rate swap entered in combination with TBA contracts to economically hedge mortgage basis widening where the Company paid interest at a 3-month LIBOR rate:

(notional in thousands)
December 31, 2011
Swaps Maturities	Notional Amounts	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2016	175,000	0.420%	1.772%	4.58
Total	175,000

Additionally, as of September 30, 2012 and December 31, 2011, the Company had the following outstanding interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would pay a fixed rate) that were utilized as macro-economic hedges:

September 30, 2012
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Payer	< 6 Months	$1,995	$—	0.87	200,000	3.25%	3M Libor	7.0
Payer	≥ 6 Months	133,908	105,064	55.43	4,950,000	3.75%	3M Libor	9.8
Total Payer		$135,903	$105,064	55.43	5,150,000	3.73%	3M Libor	9.7

December 31, 2011
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Payer	< 6 Months	$16,147	$4	4.97	1,600,000	3.22%	3M Libor	3.7
Payer	≥ 6 Months	13,523	5,631	12.27	1,300,000	3.19%	3M Libor	6.5
Total Payer		$29,670	$5,635	12.26	2,900,000	3.21%	3M Libor	4.9

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Activities" section). The Company also has processes and controls in place to monitor, analyze, manage and mitigate its credit risk with respect to non-Agency RMBS.
As of September 30, 2012, the Company held credit default swaps where the Company receives credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company's credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.
The following tables present credit default swaps where the Company is receiving protection held as of September 30, 2012 and December 31, 2011:

(notional and dollars in thousands)
September 30, 2012
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain/(Loss)
Receive	9/20/2013	460.00	(45,000)	$(269)	$(3,127)	$(3,396)
	12/20/2013	181.91	(105,000)	(178)	(3,225)	(3,403)
	6/20/2016	105.50	(100,000)	(1,538)	(260)	(1,798)
	12/20/2016	682.82	(121,000)	(1,029)	(13,062)	(14,091)
	6/20/2017	586.18	(99,000)	(863)	(3,563)	(4,426)
	5/25/2046	306.99	(140,707)	58,461	(61,852)	(3,391)
	Total	383.49	(610,707)	$54,584	$(85,089)	$(30,505)

(notional and dollars in thousands)
December 31, 2011
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain/(Loss)
Receive	9/20/2013	460.00	(45,000)	$2,422	$(3,127)	$(705)
	12/20/2013	172.50	(105,000)	3,742	(3,225)	517
	6/20/2016	105.00	(150,000)	2,074	(355)	1,719
	12/20/2016	684.38	(125,000)	10,200	(13,062)	(2,862)
	5/25/2046	377.23	(119,699)	67,698	(57,322)	10,376
	Total	341.94	(544,699)	$86,136	$(77,091)	$9,045

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of September 30, 2012, the fair value of derivative financial instruments as an asset and liability position was $496.8 million and $132.3 million, respectively.
The Company mitigates the credit risk exposure on derivative financial instruments by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines, and the Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. As of September 30, 2012, the Company has received cash deposits from counterparties of $102.9 million and placed cash deposits of $183.4 million in

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

accounts maintained by counterparties, of which the amounts are netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the condensed consolidated balance sheet.
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
Non-Risk Management Activities
The Company has entered into certain financial instruments that are considered derivative contracts under ASC 815 that are not for purposes of hedging. These contracts are currently limited to inverse interest-only RMBS, credit default swaps, and, on occasion, TBAs.
Inverse interest-only securities with a carrying value of $332.6 million, including accrued interest receivable of $3.9 million, are accounted for as derivative financial instruments in the condensed consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Face Value	$2,031,621	$1,131,084
Unamortized premium	—	—
Unamortized discount
Designated credit reserve	—	—
Net, unamortized	(1,721,349)	(973,066)
Amortized Cost	310,272	158,018
Gross unrealized gains	25,009	4,606
Gross unrealized losses	(6,646)	(7,385)
Carrying Value	$328,635	$155,239

As of December 31, 2011, the Company also held credit default swaps where the Company provides credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company's credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps. The Company did not hold any credit default swaps where the Company provides credit protection as of September 30, 2012.
The following table presents credit default swaps where the Company is providing protection held as of December 31, 2011:

(notional and dollars in thousands)
December 31, 2011
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Loss
Provide	7/25/2036	358.71	99,890	$2,733	$(11,089)	$(8,356)
	5/25/2046	146.18	54,922	(17,371)	13,574	(3,797)
		289.59	154,812	$(14,638)	$2,485	$(12,153)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 10. Other Assets
Other assets as of September 30, 2012 and December 31, 2011 are summarized in the following table:

(in thousands)	September 30, 2012	December 31, 2011
Property and equipment at cost	$739	$322
Accumulated depreciation (1)	(170)	(39)
Net property and equipment	569	283
Prepaid expenses	1,342	722
Current income tax receivable	4,626	157
Deferred tax assets	33,679	6,391
Escrow deposits	34,117	—
Other receivables	112	13
Total other assets	$74,445	$7,566
____________________

(1)	Depreciation expense for the three and nine months ended September 30, 2012 was $53,604 and $131,372, respectively.

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
Investment securities  - The Company holds a portfolio of AFS and trading securities that are carried at fair value in the condensed consolidated balance sheet. AFS securities are primarily comprised of Agency and non-Agency RMBS while the Company's U.S. Treasuries are classified as trading securities. The Company determines the fair value of its U.S. Treasuries and Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. In determining the fair value of its non-Agency RMBS, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100.0% of its U.S. Treasuries as Level 1 fair value assets at September 30, 2012. The Company classified 100.0% of its RMBS AFS securities reported at fair value as Level 2 at September 30, 2012. AFS and trading securities account for 90.8% and 6.1% of all assets reported at fair value at September 30, 2012, respectively.
Mortgage loans held-for-sale  - The Company holds a portfolio of mortgage loans held-for-sale that are carried at fair value in the condensed consolidated balance sheet as a result of a fair value option election. The Company determines fair value of its mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 100% of its mortgage loans held-for-sale as Level 2 fair value assets at September 30, 2012.
Derivative instruments  - The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, swaptions, and credit default swaps. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, swaptions and credit default swaps reported at fair value as Level 2 at September 30, 2012.
The Company also enters into certain other derivative financial instruments, such as TBAs and inverse interest-only securities. These instruments are similar in form to the Company's AFS securities and the Company utilizes broker quotes to value these instruments. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at September 30, 2012. The Company reported 100% of its TBAs as Level 1 as of September 30, 2012.
The Company may also enter into forward purchase commitments on mortgage loans whereby the Company commits to purchasing the loans at a particular interest rate. The fair value of these derivatives are determined by a valuation model. The model inputs include interest rates in effect at the end of the period and fallout assumptions if the borrower elects not to close the loan. The model input for interest rates and fallout assumptions are generally observable and do not involve significant management judgment. The Company classified 100% of its forward purchase commitments at fair value as Level 2 at September 30, 2012.
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

	Recurring Fair Value Measurements
	At September 30, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$14,969,859	$—	$14,969,859
Trading securities	1,002,461	—	—	1,002,461
Mortgage loans held-for-sale	—	14,553	—	14,553
Derivative assets	3,967	492,821	—	496,788
Total assets	$1,006,428	$15,477,233	$—	$16,483,661
Liabilities
Derivative liabilities	$—	$132,322	$—	$132,322
Total liabilities	$—	$132,322	$—	$132,322

	Recurring Fair Value Measurements
	At December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$6,238,136	$11,116	$6,249,252
Trading securities	1,003,301	—	—	1,003,301
Mortgage loans held-for-sale	—	—	5,782	5,782
Derivative assets	2,664	249,192	—	251,856
Total assets	$1,005,965	$6,487,328	$16,898	$7,510,191
Liabilities
Derivative liabilities	$5,652	$43,428	$—	$49,080
Total liabilities	$5,652	$43,428	$—	$49,080

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of September 30, 2012, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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
Securities for which market quotations are readily available are valued at the bid price (in the case of long positions) or the ask price (in the case of short positions) at the close of trading on the date as of which value is determined. Exchange-traded securities for which no bid or ask price is available are valued at the last traded price. OTC derivative contracts, including interest rate swaps, swaptions, and credit default swaps, are valued by the Company using observable inputs, specifically quotations received from third-party pricing providers, and are therefore classified within Level 2.
The table below presents the reconciliation for all of the Company's Level 3 assets and liabilities measured at fair value on a recurring basis. The Level 3 items presented below may be hedged by derivatives and other financial instruments that are classified as Level 1 or Level 2. Thus, the tables below do not fully reflect the impact of the Company's risk management activities.

	Level 3 Recurring Fair Value Measurements
	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Assets		Assets
(in thousands)	Available-For-Sale Securities	Mortgage Loans Held-For-Sale	Available-For-Sale Securities	Mortgage Loans Held-For-Sale
Beginning of period level 3 fair value	$—	$—	$11,116	$5,782
Gains/(losses) included in net income:
Realized gains (losses)	—	—	—	—
Unrealized gains (losses)	—	—	—	(45)	(1)
Total net gains/(losses) included in net income	—	—	—	(45)
Other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	(26)
Gross transfers into level 3	—	—	—	—
Gross transfers out of level 3	—	—	(11,116)	(5,711)
End of period level 3 fair value	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$—	$—	$—
___________________

(1)
For the nine months ended September 30, 2012 , the change in unrealized losses on mortgage loans held-for-sale was recorded in other income on the condensed consolidated statements of comprehensive income.

The Company transferred three Level 3 assets in the amount of $16.8 million into Level 2 during the nine months ended September 30, 2012. The assets were deemed to be Level 2 based on the availability of third-party pricing and corroborating market data. The Company did not incur transfers between Level 1 and Level 2 for the three and nine months ended September 30, 2012. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
Fair Value Option for Financial Assets and Financial Liabilities
The Company elected the fair value option for the residential mortgage loans it acquires. The fair value option was elected to mitigate earnings volatility by better matching the accounting for the assets with the related hedges. The residential

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

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

	Changes included in the Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
(in thousands)
Interest income (1)	$167	$362
Realized loss on mortgage loans (2)	(23)	(45)
Unrealized gain on mortgage loans (2)	34	59
Total included in net income	$178	$376
Change in fair value due to credit risk	$—	$—
____________________

(1)	Interest income on mortgage loans held-for-sale is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.

(2)	Realized loss and unrealized gain on mortgage loans is recorded in other income on the condensed consolidated statements of comprehensive income.

The table below provides the fair value and the unpaid principal balance for the Company's fair value option-elected loans.

	September 30, 2012		December 31, 2011
(in thousands)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Mortgage loans held-for-sale
Total loans	$14,156	$14,553	$5,655	$5,782
Nonaccrual loans	$—	$—	$—	$—
Loans 90+ days past due	$—	$—	$—	$—
____________________

(1)	Excludes accrued interest receivable.

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

•
The carrying value of repurchase agreements that mature in less than one year generally approximates fair value due to the short maturities. The Company holds $280.0 million of repurchase agreements that are considered long-term. The Company's long-term repurchase agreements have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 1.

Note 12. Repurchase Agreements
The Company had outstanding $14.0 billion of repurchase agreements, including repurchase agreements funding the Company's U.S. Treasuries of $1.0 billion. Excluding the debt associated with the Company's U.S. Treasuries and the effect of the Company's interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.71% and weighted average remaining maturities of 123 days as of September 30, 2012. The Company had outstanding $6.7 billion of repurchase agreements with a weighted average borrowing rate of 0.78%, excluding the debt associated with the Company's U.S. Treasuries and the effect of the Company's interest rate swaps, and weighted average remaining maturities of 73 days as of December 31, 2011. As of September 30, 2012 and December 31, 2011, the debt associated with the Company's U.S. Treasuries had a weighted average borrowing rate of 0.35% and 0.12%, respectively.
At September 30, 2012 and December 31, 2011, the repurchase agreement balances were as follows:

(in thousands)	September 30, 2012	December 31, 2011
Short-term	$13,754,327	$6,610,148
Long-term	280,000	50,000
Total	$14,034,327	$6,660,148

At September 30, 2012 and December 31, 2011, the repurchase agreements had the following characteristics:

(dollars in thousands)	September 30, 2012		December 31, 2011
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Amount Outstanding	Weighted Average Borrowing Rate
U.S. Treasuries	$997,500	0.35%	$1,001,250	0.12%
Agency RMBS	11,671,026	0.52%	4,804,533	0.50%
Non-Agency RMBS	1,111,954	2.56%	731,014	2.61%
Agency derivatives	241,035	1.16%	118,032	0.97%
Mortgage loans held-for-sale	12,812	2.46%	5,319	3.20%
Total	$14,034,327	0.68%	$6,660,148	0.68%

As of September 30, 2012, the amounts outstanding under repurchase agreements includes $82.7 million of borrowings under the 364-day repurchase facility with Wells Fargo Bank National Association, or Wells Fargo. As of September 30, 2012, the facility provided an aggregate maximum borrowing capacity of $150.0 million and is set to mature on July 23, 2013. The facility is collateralized by non-Agency RMBS and its weighted average borrowing rate as of September 30, 2012 was 2.37%. As of December 31, 2011, the amounts outstanding under repurchase agreements included $130.0 million of borrowings under the 364-day repurchase facility with Wells Fargo. As of December 31, 2011, the facility provided an aggregate maximum borrowing capacity of $150.0 million. The facility was collateralized by non-Agency RMBS and its weighted average borrowing rate as of December 31, 2011 was 2.07%. The facility requires the Company to maintain certain financial covenants under the guaranty agreement with Wells Fargo. As of September 30, 2012 and December 31, 2011, the Company was in compliance with these covenants.
As of September 30, 2012, the Company's amounts outstanding under repurchase agreements included $12.8 million of borrowings under the 364-day repurchase facility with Barclays. The facility provides an aggregate maximum borrowing capacity of $50.0 million and is set to mature on May 14, 2013, unless extended pursuant to its terms. The facility is collateralized by eligible residential mortgage loans and its weighted average borrowing rate as of September 30, 2012 was 2.46%. As of December 31, 2011, the Company's amounts outstanding under repurchase agreements included $5.3 million of borrowings under the 364-day repurchase facility with Barclays. As of December 31, 2011, the facility provided an aggregate maximum borrowing capacity of $100.0 million. The facility was collateralized by eligible residential mortgage loans and its weighted average borrowing rate as of December 31, 2011 was 3.20%. The facility requires the Company to maintain certain

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

financial covenants under the guaranty agreement with Barclays. As of September 30, 2012 and December 31, 2011, the Company was in compliance with these covenants.
At September 30, 2012 and December 31, 2011, the repurchase agreements had the following remaining maturities:

(in thousands)	September 30, 2012	December 31, 2011
Within 30 days	$1,986,019	$1,967,009
30 to 59 days	3,189,709	1,263,060
60 to 89 days	70,259	1,096,410
90 to 119 days	1,868,315	359,171
120 to 364 days (1) (2)	5,642,525	923,248
Open maturity (3)	997,500	1,001,250
One year and over (4)	280,000	50,000
Total	$14,034,327	$6,660,148
____________________

(1)	120 to 364 days includes the amounts outstanding under the Wells Fargo 364-day borrowing facility.

(2)	120 to 364 days includes the amounts outstanding under the Barclays 364-day borrowing facility.

(3)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(4)	One year and over includes repurchase agreements with maturity dates ranging from December 23, 2013 to July 27, 2016.

The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	September 30, 2012	December 31, 2011
Available-for-sale securities, at fair value	$14,453,848	$6,160,229
Trading securities, at fair value	1,002,461	1,003,301
Mortgage loans held-for-sale	14,553	5,782
Cash and cash equivalents	10,000	15,000
Restricted cash	14,018	94,803
Due from counterparties	28,965	32,201
Derivative assets, at fair value	318,575	145,779
Total	$15,842,420	$7,457,095

Although the repurchase agreements are committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes certain characteristics of the Company's repurchase agreements and counterparty concentration at September 30, 2012 and December 31, 2011:

	September 30, 2012				December 31, 2011
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
JP Morgan Chase (2)	$1,834,277	$321,627	9%	145.5	$1,250,629	$184,046	14%	70.0
All other counterparties (3)	11,202,550	1,470,542	43%	119.5	4,408,269	613,446	48%	73.8
Total	$13,036,827	$1,792,169			$5,658,898	$797,492
____________________

(1)
Represents the net carrying value of the securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. At September 30, 2012 and December 31, 2011, the Company had $15.7 million and $45.6 million, respectively, in payables due to broker counterparties for unsettled securities purchases. The payables are not included in the amounts presented above.

(2)	Excludes repurchase agreements collateralized by U.S. Treasuries with a rolling 1-day maturity.

(3)	Represents amounts outstanding to 21 and 17 counterparties at September 30, 2012 and December 31, 2011, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties.

Note 13. Stockholders' Equity
Distributions to stockholders
The following table presents cash dividends declared by the Company on its common stock from October 28, 2009 through September 30, 2012:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
September 12, 2012	September 24, 2012	October 22, 2012	$0.36
June 12, 2012	June 22, 2012	July 20, 2012	$0.40
March 14, 2012	March 26, 2012	April 20, 2012	$0.40
December 14, 2011	December 27, 2011	January 20, 2012	$0.40
September 14, 2011	September 26, 2011	October 20, 2011	$0.40
June 14, 2011	June 24, 2011	July 20, 2011	$0.40
March 2, 2011	March 14, 2011	April 14, 2011	$0.40
December 8, 2010	December 17, 2010	January 20, 2011	$0.40
September 13, 2010	September 30, 2010	October 21, 2010	$0.39
June 14, 2010	June 30, 2010	July 22, 2010	$0.33
March 12, 2010	March 31, 2010	April 23, 2010	$0.36
December 21, 2009	December 31, 2009	January 26, 2010	$0.26

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) at September 30, 2012 and December 31, 2011 was as follows:

(in thousands)	September 30, 2012	December 31, 2011
Available-for-sale securities, at fair value
Unrealized gains	$730,503	$120,745
Unrealized losses	(30,107)	(179,461)
Accumulated other comprehensive income (loss)	$700,396	$(58,716)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Public offerings
On January 17, 2012, the Company completed a public offering of 34,000,000 shares of its common stock and issued an additional 5,100,000 shares of common stock pursuant to the underwriters' over-allotments at a price of $9.17 per share, for gross proceeds of approximately $358.5 million. On February 24, 2012, the Company completed a public offering of 30,000,000 shares of its common stock and issued an additional 4,500,000 shares of common stock pursuant to the underwriter's over-allotments at a price of $9.90 per share, for gross proceeds of approximately $341.6 million. On July 18, 2012, the Company completed a public offering of 50,000,000 shares of its common stock and issued an additional 7,500,000 shares of common stock pursuant to the underwriters' over-allotments at a price of $10.44 per share, for gross proceeds of approximately $600.3 million. Net proceeds to the Company from the three offerings were approximately $1.3 billion, net of issuance costs of approximately $16.1 million.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company's common stock by reinvesting some or all of the cash dividends received on shares of the Company's common stock. Stockholders may also make optional cash purchases of shares of the Company's common stock subject to certain limitation detailed in the plan prospectus. An aggregate of 7.5 million shares of our common stock were originally reserved for issuance under the plan. As of September 30, 2012, 71,500 shares have been issued under the plan for total proceeds of $0.7 million.
Share Repurchase Program
On October 5, 2011, the Company's Board of Directors authorized a Share Repurchase Program, which allows the Company to repurchase up to 10,000,000 shares of its common stock. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable U.S. Securities and Exchange Commission rules. The Company did not repurchase any of its common stock during the fiscal year ended December 31, 2011 or the three and nine months ended September 30, 2012.
At-the-Market Offering
On May 25, 2012, the Company entered into an Equity Distribution Agreement under which the Company may sell up to an aggregate of 20,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. During the nine months ended September 30, 2012, the company sold 7,585,869 shares of common stock for total accumulated net proceeds of approximately $77.6 million.
Warrants
During the three and nine months ended September 30, 2012, warrant holders exercised 15,975,017 warrants to purchase 15,975,017 shares of the Company's common stock, at an exercise price of $11.00 per share, resulting in proceeds to the Company totaling approximately $175.7 million. Additionally, certain Capitol founders holding warrants containing cashless exercise provisions exercised 200,000 warrants, on a cashless basis, resulting in the surrender of 184,999 shares of common stock and the issuance of 15,001 shares of common stock. No proceeds were received by the Company as a result of the cashless exercises. As of September 30, 2012, 17,073,983 warrants to purchase up to 17,073,983 shares of common stock remain outstanding.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 14. Other Operating Expenses
Components of the Company's other operating expenses for the three and nine months ended September 30, 2012 and 2011 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Other operating expenses:
General and administrative	$3,489	$2,155	$9,875	$4,787
Directors and officers' insurance	204	141	493	422
Professional fees	1,067	554	1,976	1,307
Real estate expenses	1,786	—	1,984	—
Total other operating expenses	$6,546	$2,850	$14,328	$6,516

Note 15. Income Taxes
For the three and nine months ended September 30, 2012 and 2011, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, does not engage in prohibited transactions, and maintains its intended qualification as a REIT. The majority of states also recognize the Company's REIT status. The Company has two TRSs, Capitol Acquisition Corp., or Capitol, and TH TRS Corp., each of which file separate tax returns and are fully taxed as standalone U.S. C-Corporations. The tables below reflect the net taxes accrued at the TRS level and the tax attributes included in the condensed consolidated financial statements. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
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
The following table summarizes the tax (benefit) provision recorded at the taxable subsidiary level for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Current tax (benefit) provision:
Federal	$(266)	$923	$(4,888)	$928
State	1	—	3	—
Total current tax (benefit) provision	(265)	923	(4,885)	928
Deferred tax (benefit) provision	(7,569)	8,465	(27,131)	4,136
Total (benefit from) provision for income taxes	$(7,834)	$9,388	$(32,016)	$5,064

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following is a reconciliation of the statutory federal and state rates to the effective rates, for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Computed income tax (benefit) expense at federal rate	$6,448	34%	$21,759	34%	$24,000	34%	$27,563	34%
State taxes, net of federal benefit, if applicable	—	—%	—	—%	2	—%	—	—%
Permanent differences in taxable income from GAAP income	104	1%	2	—%	110	—%	6	—%
Dividends paid deduction	(14,386)	(76)%	(12,373)	(19)%	(56,128)	(79)%	(22,505)	(28)%
Provision for (benefit from) income taxes/Effective Tax Rate(1)	$(7,834)	(41)%	$9,388	15%	$(32,016)	(45)%	$5,064	6%
____________________

(1)	The benefit from income taxes is recorded at the taxable subsidiary level.

The Company's condensed consolidated balance sheet, as of September 30, 2012 and December 31, 2011, contains the following current and deferred tax assets and liabilities, recorded at the taxable subsidiary level:

(in thousands)	September 30, 2012	December 31, 2011
Current tax
Federal income tax payable	$—	$(3,898)
Current income taxes receivable	4,626	157
State and local income tax payable	—	—
Current tax receivable (payable), net	4,626	(3,741)
Deferred tax assets (liabilities)
Deferred tax asset	37,222	9,710
Deferred tax liability	(3,543)	(3,319)
Deferred tax asset, net	33,679	6,391
Total tax assets and liabilities, net	$38,305	$2,650

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes at the TRS level. Components of the Company's deferred tax assets and liabilities as of September 30, 2012 and December 31, 2011 are as follows:

(in thousands)	September 30, 2012	December 31, 2011
Unrealized loss on derivative assets	$12,547	$7,429
Unrealized gain on trading securities and mortgage loans held-for-sale	(1,989)	(1,038)
Capitalized start-up and organizational costs	29	—
Net operating loss carryforward	11,683	—
Capital loss carryforward	11,409	—
Total net deferred tax assets	$33,679	$6,391

At September 30, 2012 and December 31, 2011, the Company has not recorded a valuation allowance for any portion of its deferred tax assets as it does not believe, at a more likely than not level, that any portion of its deferred tax assets will not be realized. The net operating loss carryforward of $11.7 million is scheduled to expire December 31, 2032. The capital loss carryforward of $11.4 million is scheduled to expire December 31, 2017. The Company estimates, based on existence of sufficient evidence, the ability to realize the remainder of its deferred tax assets. Any adjustments to such estimates will be made in the period such determination is made.
Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements of a contingent tax liability for uncertain tax positions. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these condensed consolidated financial statements.

Note 16. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share, or EPS, for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2012	2011	2012	2011
Numerator:
Net income attributable to common stockholders for basic and diluted earnings per share	$26,802	$54,609	$102,606	$76,002
Denominator:
Weighted average common shares outstanding	269,972,503	130,548,732	224,015,418	84,695,559
Weighted average restricted stock shares	32,709	58,834	43,344	56,295
Basic weighted average shares outstanding	270,005,212	130,607,566	224,058,762	84,751,854
Dilutive weighted average warrants	932,748	—	310,916	—
Diluted weighted average shares outstanding	270,937,960	130,607,566	224,369,678	84,751,854
Basic Earnings Per Share:	$0.10	$0.42	$0.46	$0.90
Diluted Earnings Per Share:	$0.10	$0.42	$0.46	$0.90

During the three and nine months ended September 30, 2012, the weighted average market value per share of the Company's common stock was above the strike price of the warrants making the warrants dilutive. For the three and nine months ended September 30, 2011, the Company assumed that no warrants would be exercised as the weighted average market value per share of the Company's common stock was below the strike price of the warrants and the warrants would be anti-dilutive.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 17. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with the Management Agreement with PRCM Advisers, the Company incurred $9.7 million and $24.1 million as a management fee to PRCM Advisers for the three and nine months ended September 30, 2012, respectively, which represents approximately 1.5% of stockholders' equity on an annualized basis as defined by the Management Agreement. In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $1.8 million and $7.8 million for the three and nine months ended September 30, 2012, respectively.
During the nine months ended September 30, 2012, the Company established an accounts payable function and direct relationships with the majority of its third party vendors. The Company will continue to have certain costs allocated to it by PRCM Advisers for compensation, data services and proprietary technology, but most direct expenses with third party vendors will be paid directly by the Company.
The Company recognized $29,340 and $462,686 of compensation expense during the three and nine months ended September 30, 2012, respectively, associated with the amortization of shares of restricted stock issued to the Company's independent directors as part of their annual compensation.
As of September 30, 2012, there were 17,073,983 warrants to purchase up to 17,073,983 shares of common stock issued and outstanding. Of the 17,073,983 warrants, 3,900,000 were held in registered form by the founders of Capitol, and 2,906,918 were beneficially owned by Pine River Master Fund Ltd. and Nisswa Acquisition Master Fund Ltd., which are investment funds managed by Pine River. The Company is required to maintain a resale registration statement for the warrants and common stock issuable upon exercise thereof that are held by Pine River Master Fund Ltd., Nisswa Acquisition Master Fund Ltd., and the founders of Capitol.
On February 3, 2012, a subsidiary of the Company entered into an acquisition services agreement, a property management agreement and a side letter agreement regarding certain fees with Silver Bay Property Management LLC, or Silver Bay, which is a joint venture between Provident Real Estate Advisors LLC and an affiliate of PRCM Advisers and Pine River. Under the acquisition services agreement, Silver Bay assists the Company's subsidiaries in identifying and acquiring a portfolio of residential real properties in various geographic areas throughout the U.S. Under the property management agreement, Silver Bay operates, maintains, repairs, manages and leases the residential properties and collects rental income for the benefit of the Company and its subsidiaries. Pursuant to the side letter, the Company's subsidiary is obligated to pay Silver Bay for various services provided under the acquisition services and property management agreements. For the three and nine months ended September 30, 2012, the Company incurred $1.5 million and $2.6 million, respectively, in acquisition fees payable to Silver Bay, which were capitalized as part of the property acquisition cost. In addition, for the three and nine months ended September 30, 2012, the Company incurred $138,363 and $181,477 in property management fees payable to Silver Bay, of which $72,573 and $78,687, respectively, were expensed in the condensed consolidated statement of operations. The remaining $102,790 were deferred on the condensed consolidated balance sheet as of September 30, 2012 and will be amortized over the lease period.

Note 18. Subsequent Events
Events subsequent to September 30, 2012 were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these Condensed Consolidated Financial Statements.

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
For the three months ended September 30, 2012, we did not significantly modify our RMBS asset allocation between Agency and non-Agency RMBS. The following table provides the RMBS asset allocation between Agency and non-Agency RMBS as of September 30, 2012 and the four immediately preceding period ends:

	As of
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Agency RMBS (1)	83.7%	81.7%	79.4%	81.3%	80.9%
Non-Agency RMBS	16.3%	18.3%	20.6%	18.7%	19.1%
____________________

(1)	Agency RMBS includes inverse interest-only securities which are classified as derivatives for purposes of U.S. GAAP.

As our RMBS asset allocation shifts, our annualized yields and cost of financing shifts. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts; for example, uncertainty of faster prepayments, extension risk and credit events.

For the three months ended September 30, 2012, our net interest spread realized on Agency and non-Agency RMBS was lower than prior periods. Based on recent experience, yields and net interest spreads on Agency and non-Agency RMBS securities are generally lower than what we have historically realized in our portfolio. The following table provides the average annualized yield on our Agency and non-Agency RMBS for the three months ended September 30, 2012, and the four immediately preceding quarters:

	Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Average annualized yields (1)
Agency RMBS (2)	3.1%	3.3%	3.5%	3.5%	4.3%
Non-Agency RMBS	9.6%	9.6%	9.7%	9.7%	9.8%
Aggregate RMBS	4.2%	4.6%	4.9%	4.8%	5.5%
Cost of financing (3)	1.1%	1.0%	1.0%	1.0%	1.3%
Net interest spread	3.1%	3.6%	3.9%	3.8%	4.2%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Agency RMBS includes inverse interest-only securities which are classified as derivatives under U.S. GAAP.

(3)	Cost of financing includes swap interest rate spread.

The following table provides the average annualized yield on our Agency and non-Agency RMBS as of September 30, 2012, and the four immediately preceding period ends:

	As of
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Average annualized yields (1)
Agency RMBS (2)	2.8%	3.3%	3.5%	3.3%	3.4%
Non-Agency RMBS	9.6%	9.6%	9.7%	9.7%	9.6%
Aggregate RMBS	3.8%	4.5%	4.7%	4.7%	4.7%
Cost of financing (3)	1.1%	1.0%	1.0%	1.0%	1.3%
Net interest spread	2.7%	3.5%	3.7%	3.7%	3.4%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Agency RMBS includes inverse interest-only securities which are classified as derivatives for purposes of U.S. GAAP.

(3)	Cost of financing includes swap interest rate spread.

We seek to deploy moderate leverage as part of our investment strategy. We generally finance our RMBS assets through short-term borrowings structured as repurchase agreements. Our Agency RMBS and Agency derivatives, given their liquidity and high credit quality, are eligible for higher levels of leverage, while non-Agency RMBS, with less liquidity and exposure to credit risk, utilize lower levels of leverage. We also finance our U.S. Treasuries, which we hold for trading purposes, and our mortgage loans. We believe the debt-to-equity ratio funding our RMBS, Agency derivatives and residential mortgage loans is the most meaningful leverage measure as U.S. Treasuries are viewed to be highly liquid in nature. As a result, our debt-to-equity ratio is determined by our RMBS portfolio mix as well as many additional factors, including the liquidity of our portfolio, the sustainability and price of our financing, diversification of our counterparties and their available capacity to finance our RMBS assets, and anticipated regulatory developments. Over the past several quarterly periods, we have generally maintained a debt-to-equity ratio range of 3.0 to 5.0 times to finance our RMBS, Agency derivatives and mortgage loans, on a fully deployed capital basis. Our debt-to-equity ratio is directly correlated to the make-up of our RMBS portfolio; specifically, the higher percentage of Agency RMBS we hold, the higher our debt-to-equity ratio is, and vice versa. We may alter the percentage allocation of our portfolio between Agency and non-Agency RMBS depending on the quality of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from common stock offerings we conduct. The debt-to-equity ratio range has been driven by our relatively stable asset allocation between Agency and non-

Agency RMBS, as disclosed above. See the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Repurchase Agreements" for further discussion.
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
On September 11, 2012, we announced the proposed contribution of our portfolio of single-family rental properties to a newly formed entity intended to qualify as a REIT. Specifically, we would contribute our equity interests in our wholly owned subsidiary, Two Harbors Property Investment LLC to Silver Bay Realty Trust Corp., a newly organized Maryland corporation focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. In exchange for our contribution, we would receive shares of common stock of Silver Bay. Silver Bay Realty Trust Corp. has filed a registration statement with the U.S. Securities and Exchange Commission with respect to the proposed initial public offering, or IPO, of its common stock. The consummation of the proposed contribution transaction, which remains subject to approval of our board of directors, is dependent upon the value of the contribution and amount of capital raised in the proposed IPO as well as market and other conditions.

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

We follow the fair value hierarchy set forth above in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we will attempt to obtain Level 2 inputs, observable market prices in inactive markets or derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs and independent pricing service models to estimate fair value measurements. At September 30, 2012, approximately 92.3% of total assets, or $16.5 billion, and approximately 0.9% of total liabilities, or $132.3 million, consisted of financial instruments recorded at fair value. As of September 30, 2012, we had no assets or liabilities reported at fair value using Level 3 inputs. See Note 10 - Fair Value to the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.
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
For the three and nine months ended September 30, 2012, our unrealized fair value losses on interest rate swap and swaption agreements, which are accounted for as derivative trading instruments under GAAP, negatively affected our financial results. The change in fair value of the interest rate swaps was a result of changes to LIBOR, the swap curve, and corresponding counterparty borrowing rates during the three and nine months ended September 30, 2012. Our financial results for the three and nine months ended September 30, 2012 were positively affected by unrealized fair value gains on certain U.S. Treasuries classified as trading instruments due to their short-term investment objectives. For the three and nine months ended September 30, 2011, our unrealized fair value losses on interest rate swap and swaption agreements, which are accounted for as derivative trading instruments under GAAP, negatively affected our financial results. The change in fair value of the interest rate swaps was a result of decreases in the swap curve during the three and nine months ended September 30, 2011. Our financial results for the three and nine months ended September 30, 2011 were positively affected by unrealized fair value gains on certain U.S. Treasuries classified as trading instruments. In addition, our financial results for the three and nine months ended September 30, 2012 and 2011 were affected by the unrealized gains and losses of certain other derivative instruments that were accounted for as trading derivative instruments, i.e., credit default swaps, TBAs and inverse interest-only securities. Any temporary change in the fair value of our available-for-sale securities is recorded as a component of accumulated other comprehensive income and does not impact our earnings.
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

Market Conditions and Outlook
The first nine months of 2012 continued to produce a number of regulatory actions in an effort to stabilize economic conditions and increase liquidity in the financial markets as well as other actions related to the fall-out from the financial and foreclosure crises. Regulatory actions that could impact the value of our RMBS, either positively or negatively include attempts by the U.S. government to streamline further the refinancing process to allow more borrowers to refinance into lower interest rate mortgage loans (see President Obama's address in early January); the announcement by the Federal Reserve of its intention to keep the Federal Funds Target Rate near zero into 2015; the possibility of an REO-to-Rental program supported by the GSEs; an expansion of the HAMP refinancing program to include borrowers whose loans are not in GSE pools; the Federal Reserve's announcement of an open-ended program to purchase $40 billion of RMBS per month; and the Federal Reserve's Operation Twist. Additionally, the U.S. economy continues to be burdened by the European debt crisis, elevated unemployment numbers and a struggling housing market, which, despite signs of an approaching recovery, remains weighted with backlogs of homes in the foreclosure process. Meanwhile, mortgage servicers continue to evaluate the impacts of the proposed settlement with State Attorneys General over improper foreclosure practices and the adoption by several states of various legislation aimed at curtailing or modifying foreclosure processes. Events such as these will continue to affect our portfolio.
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
We expect that the majority of our assets will remain in whole-pool Agency RMBS in light of the long-term attractiveness of the asset class and in order to continue to satisfy the requirements of our exemption from registration under the 1940 Act. Interest-only Agency securities also provide a complementary investment and risk-management strategy to our principal and interest Agency RMBS investments. Risk-adjusted returns in our Agency RMBS portfolio may decline if we are required to pay higher purchase premiums due to lower interest rates or additional liquidity in the market. Additionally, the Federal Reserve's open-ended program to purchase RMBS may impact the returns of our Agency RMBS portfolio.
The following table provides the carrying value of our RMBS portfolio classified as available-for-sale securities by product type:

(dollars in thousands)	September 30, 2012		December 31, 2011
Agency
Fixed Rate	$12,268,507	82.0%	$4,821,479	77.2%
Hybrid ARMs	200,556	1.3%	231,678	3.7%
Total Agency	12,469,063	83.3%	5,053,157	80.9%
Non-Agency
Senior	1,989,885	13.3%	932,867	14.9%
Mezzanine	506,620	3.4%	262,633	4.2%
Interest-only securities	4,291	—%	595	—%
Total Non-Agency	2,500,796	16.7%	1,196,095	19.1%
Total	$14,969,859		$6,249,252

Prepayment speeds and volatility due to interest rates
Our Agency RMBS portfolio is subject to inherent prepayment risk: generally, a decline in interest rates that leads to rising prepayment speeds will cause the market value of our interest-only securities to deteriorate, but will cause the market value of our fixed coupon Agency pools to increase. The inverse relationship occurs when interest rates increase and prepayments slow. We do not expect housing prices to fully stabilize in 2012 and this, combined with elevated unemployment rates and housing inventory increases, leads us to expect that there will not be a significant increase in prepayment speeds in 2012. However, given the low level of interest rates, the implementation of Operation Twist, and the announcement of HARP 2.0, and the revamped Home Affordable Refinance Program, prepayment speeds, particularly due to refinancings, have increased on many RMBS. These government actions, combined with other potential government programs, could also lead to a further increase in prepayment speeds in RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio approach, including our security selection process, is well positioned to respond to a variety of market scenarios, including an overall faster prepayment environment.
Although we are unable to predict the movement in interest rates for the remainder of 2012 and beyond, our blended Agency and non-Agency portfolio strategy is intended to generate attractive yields with a low level of sensitivity to yield curve, prepayments and interest rate cycles.
Our portfolio includes Agency securities, which includes bonds with explicit prepayment protection, lower loan balances (securities collateralized by loans of less than $175,000 in principal), high loan-to-value (or LTV) ratios (securities collateralized by loans with greater or equal to 80% LTV predominantly comprised of Making Homeownership Affordable (or MHA) pools that consist of borrowers who have refinanced through HARP), low FICO scores (lower credit borrowers), home equity conversion mortgages (securities collateralized by reverse mortgages), and seasoned bonds reflecting less prepayment risk due to previously experienced high levels of refinancing. We believe these bond characteristics reduce the prepayment risk to the portfolio.

The following tables provide the carrying value of our Agency RMBS portfolio by vintage and prepayment protection:

	As of September 30, 2012
(dollars in thousands)	Fixed Rate	Hybrid ARMs	Total Agency RMBS
Lower loan balances	$4,321,343	$—	$4,321,343	35%
High LTV (predominantly MHA)	3,892,501	—	3,892,501	31%
Home equity conversion mortgages	1,891,247	—	1,891,247	15%
Seasoned (2005 and prior vintages)	451,344	134,660	586,004	5%
Pre-pay lock-out or penalty-based	543,584	19,649	563,233	4%
Low FICO	814,076	—	814,076	7%
2006 and subsequent vintages	207,861	46,247	254,108	2%
2006 and subsequent vintages - discount	146,551	—	146,551	1%
Total	$12,268,507	$200,556	$12,469,063	100%

	As of December 31, 2011
(dollars in thousands)	Fixed Rate	Hybrid ARMs	Total Agency RMBS
Lower loan balances	$2,759,091	$—	$2,759,091	55%
High LTV (predominantly MHA)	211,312	—	211,312	4%
Home equity conversion mortgages	939,738	—	939,738	19%
Seasoned (2005 and prior vintages)	346,624	146,826	493,450	10%
Pre-pay lock-out or penalty-based	266,456	34,826	301,282	6%
2006 and subsequent vintages	123,323	50,026	173,349	3%
2006 and subsequent vintages - discount	174,935	—	174,935	3%
Total	$4,821,479	$231,678	$5,053,157	100%

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
The following tables provide discount information on our non-Agency RMBS portfolio:

	As of September 30, 2012
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$3,613,562	$790,302	$67,708	$4,471,572
Unamortized discount
Designated credit reserve	(1,218,956)	(120,781)	—	(1,339,737)
Unamortized net discount	(666,088)	(230,309)	(64,011)	(960,408)
Amortized Cost	$1,728,518	$439,212	$3,697	$2,171,427

	As of December 31, 2011
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$2,104,161	$551,867	$11,901	$2,667,929
Unamortized discount
Designated credit reserve	(663,890)	(118,716)	—	(782,606)
Unamortized net discount	(387,759)	(141,715)	(11,495)	(540,969)
Amortized Cost	$1,052,512	$291,436	$406	$1,344,354

Credit losses
Although our Agency portfolio is supported by U.S. Government agency and federally chartered corporation guarantees of payment of principal and interest, we are exposed to credit risk in our non-Agency RMBS portfolio. However, the credit support built into non-Agency RMBS deal structures is designed to provide a level of protection from potential credit losses for more senior tranches. In addition, the discounted purchase prices paid on our non-Agency RMBS assets provide additional insulation from credit losses in the event we receive less than 100% of par on such assets. We evaluate credit risk on our non-Agency investments through a comprehensive asset selection process, which is predominantly focused on quantifying and pricing credit risk. We review our non-Agency RMBS based on a quantitative and qualitative analysis of the risk-adjusted returns on such investments. We evaluate credit risk on our non-Agency investments through a comprehensive asset selection process, which is predominantly focused on quantifying and pricing credit risk, including extensive initial modeling and scenario analysis. We review on an on-going basis our non-Agency RMBS based on a quantitative and qualitative analysis of the risk-adjusted returns on such investments and through on-going asset surveillance. At purchase, we estimate the portion of the discount we do not expect to recover and factor that into our expected yield and accretion methodology. We may also record an other-than-temporary impairment, or OTTI, for a portion of our investment in a security to the extent we believe that the amortized cost exceeds the present value of expected future cash flows. Nevertheless, unanticipated credit losses could occur, adversely impacting our operating results.
Counterparty exposure and leverage ratio
We monitor counterparty exposure in our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well capitalized organizations and we attempt to manage our cash balances across these organizations to reduce our exposure to a single counterparty.
We had entered into repurchase agreements with 23 counterparties as of September 30, 2012. As of September 30, 2012, we had a total consolidated debt to equity ratio of 4.1 times. As of September 30, 2012, we had $833.6 million in cash and cash equivalents, approximately $41.9 million of unpledged Agency securities and derivatives and $468.5 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity on our unpledged RMBS of approximately $295.3 million. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more levered organization.

Summary of Results of Operations and Financial Condition
Our reported GAAP net income attributable to common stockholders was $26.8 million ($0.10 per diluted weighted share) for the three months ended September 30, 2012 as compared to $54.6 million ($0.42 per diluted weighted share) for the three months ended September 30, 2011. Our reported GAAP net income attributable to common stockholders was $102.6 million ($0.46 per diluted weighted share) for the nine months ended September 30, 2012 as compared to $76.0 million ($0.90 per diluted weighted share) for the nine months ended September 30, 2011.
On September 12, 2012, we declared a dividend of $0.36 per diluted share. Our GAAP book value per diluted common share was $11.44 at September 30, 2012, an increase from $9.03 book value per diluted common share at December 31, 2011.

The following table presents the components of our net income for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
(in thousands, except share data)	September 30,		September 30,
Income Statement Data:	2012	2011	2012	2011
	(unaudited)		(unaudited)
Interest income:
Available-for-sale securities	$124,621	$65,919	$313,154	$125,413
Trading securities	1,278	1,706	3,578	2,783
Mortgage loans held-for-sale	167	—	362	—
Cash and cash equivalents	243	114	620	241
Total interest income	126,309	67,739	317,714	128,437
Interest expense	20,743	7,218	47,737	13,580
Net interest income	105,566	60,521	269,977	114,857
Other-than-temporary impairments:
Total other-than temporary impairment losses	(559)	(3,371)	(9,310)	(3,665)
Non-credit portion of loss recognized in other comprehensive income	—	—	—	—
Net other-than-temporary credit impairment losses	(559)	(3,371)	(9,310)	(3,665)
Other income:
Gain on investment securities, net	2,527	31,432	14,247	36,159
Loss on interest rate swap and swaption agreements	(76,472)	(39,311)	(153,679)	(88,180)
Gain (loss) on other derivative instruments	3,454	22,361	(13,053)	37,474
Other income	731	—	822	—
Total other (loss) income	(69,760)	14,482	(151,663)	(14,547)
Expenses:
Management fees	9,733	4,785	24,086	9,063
Other operating expenses	6,546	2,850	14,328	6,516
Total expenses	16,279	7,635	38,414	15,579
Income before income taxes	18,968	63,997	70,590	81,066
(Benefit from) provision for income taxes	(7,834)	9,388	(32,016)	5,064
Net income attributable to common stockholders	$26,802	$54,609	$102,606	$76,002
Basic earnings per weighted average common share	$0.10	$0.42	$0.46	$0.90
Diluted earnings per weighted average common share	$0.10	$0.42	$0.46	$0.90
Dividends declared per common share	$0.36	$0.40	$1.16	$1.20
Weighted average number of shares of common stock:
Basic	270,005,212	130,607,566	224,058,762	84,751,854
Diluted	270,937,960	130,607,566	224,369,678	84,751,854

Balance Sheet Data:	September 30, 2012	December 31, 2011
	(unaudited)
Available-for-sale securities	$14,969,859	$6,249,252
Total assets	$17,864,695	$8,100,384
Repurchase agreements	$14,034,327	$6,660,148
Total stockholders' equity	$3,391,476	$1,270,086

Results of Operations
The following analysis focuses on the results generated during the three and nine months ended September 30, 2012 and 2011.
Interest Income and Average Portfolio Yield
For the three and nine months ended September 30, 2012, we recognized $124.6 million and $313.2 million, respectively, of interest income from our Agency and non-Agency RMBS portfolio. Our RMBS portfolio's average amortized cost of securities was approximately $12.4 billion and $9.7 billion for the three and nine months ended September 30, 2012, resulting in an annualized net yield of approximately 4.0% and 4.3%, respectively. For the three and nine months ended September 30, 2011, we recognized $65.9 million and $125.4 million, respectively, of interest income from our Agency and non-Agency RMBS portfolio. Our RMBS portfolio's average amortized cost of securities was approximately $5.2 billion and $3.4 billion for the three and nine months ended September 30, 2011, resulting in an annualized net yield of approximately 5.1% and 4.9%, respectively.
For the three and nine months ended September 30, 2012, we recognized $39.7 million and $93.6 million, respectively, of net premium amortization on our Agency RMBS, including our interest-only securities. This resulted in an overall net asset yield of approximately 2.9% and 3.0%, excluding inverse interest-only securities which are accounted for as derivatives. For the three and nine months ended September 30, 2012, we recognized $36.2 million and $99.2 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 9.6% for both periods. For the three and nine months ended September 30, 2011, we recognized $15.1 million and $32.2 million, respectively, of net premium amortization on our Agency RMBS, including our interest-only securities. This resulted in an overall net asset yield of approximately 3.7%, excluding inverse interest-only securities which are accounted for as derivatives, for both periods. For the three and nine months ended September 30, 2011, we recognized $19.9 million and $32.3 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 9.8% and 9.5%, respectively.
The following tables present the components of the net yield earned by investment type on our RMBS portfolio as a percentage of our average amortized cost of securities (ratios for the periods have been annualized):

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Agency	Non-Agency	Consolidated	Agency	Non-Agency	Consolidated
Gross Yield/Stated Coupon	4.4%	2.7%	4.1%	4.6%	2.8%	4.2%
Net (Premium Amortization)/Discount Accretion	(1.5)%	6.9%	(0.1)%	(1.6)%	6.8%	0.1%
Net Yield (1)	2.9%	9.6%	4.0%	3.0%	9.6%	4.3%

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Agency	Non-Agency	Consolidated	Agency	Non-Agency	Consolidated
Gross Yield/Stated Coupon	5.2%	3.0%	4.7%	5.3%	3.4%	4.9%
Net (Premium Amortization)/Discount Accretion	(1.5)%	6.8%	0.4%	(1.6)%	6.1%	—%
Net Yield (1)	3.7%	9.8%	5.1%	3.7%	9.5%	4.9%
____________________

(1)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following tables provide the components of interest income and net asset yield by investment type on our RMBS portfolio:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average amortized cost	$10,328,961	$2,103,260	$12,432,221	$7,800,249	$1,925,141	$9,725,390
Coupon interest	113,935	14,178	128,113	267,730	39,858	307,588
Net (premium amortization)/discount accretion	(39,652)	36,160	(3,492)	(93,612)	99,178	5,566
Interest income	$74,283	$50,338	$124,621	$174,118	$139,036	$313,154
Net asset yield	2.9%	9.6%	4.0%	3.0%	9.6%	4.3%

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average amortized cost	$4,041,828	$1,175,766	$5,217,594	$2,709,742	$702,871	$3,412,613
Coupon interest	52,354	8,815	61,169	107,397	17,959	125,356
Net (premium amortization)/discount accretion	(15,145)	19,895	4,750	(32,248)	32,305	57
Interest income	$37,209	$28,710	$65,919	$75,149	$50,264	$125,413
Net asset yield	3.7%	9.8%	5.1%	3.7%	9.5%	4.9%

For the three and nine months ended September 30, 2012, we recognized $1.3 million and $3.6 million of interest income, respectively, associated with our trading U.S. Treasuries, or approximately 0.5% annualized net yield on average amortized cost for each period. For the three and nine months ended September 30, 2011, we recognized $1.7 million and $2.8 million of interest income, respectively, associated with our trading U.S. Treasuries, or approximately 0.5% annualized net yield on average amortized cost for each period.
Interest Expense and the Cost of Funds
For the three and nine months ended September 30, 2012, we recognized $19.4 million and $44.5 million, respectively, in interest expense on our borrowed funds collateralized by RMBS. For the same three and nine month periods, our average outstanding balance under repurchase agreements to fund RMBS was approximately $11.0 billion and $8.5 billion, respectively, an increase from third quarter 2011 due to our increased capital base. The average cost of funds, excluding interest spread expense associated with interest rate swaps, for the three and nine months ended September 30, 2012 was 0.7% for both periods. For the three and nine months ended September 30, 2011, we recognized $6.7 million and $12.7 million, respectively, in interest expense on our borrowed funds collateralized by RMBS. For the same three and nine month periods, our average outstanding balance under repurchase agreements to fund RMBS was approximately $4.5 billion and $3.0 billion, respectively, resulting in an average cost of funds on our RMBS, excluding interest spread expense associated with interest rate swaps, of 0.6% for both periods.
For the three and nine months ended September 30, 2012, we recognized $1.3 million and $3.2 million, respectively, of interest expense associated with the financing of our U.S. Treasuries and Agency inverse interest-only derivatives, or an average cost of funds of approximately 0.4% for both periods. The additional funds borrowed during the nine months ended September 30, 2012 resulted in a total consolidated debt-to-equity ratio of 4.1:1.0. For the three and nine months ended September 30, 2011, we recognized $0.5 million and $0.9 million, respectively, of interest expense associated with the financing of our U.S. Treasuries and Agency inverse interest-only derivatives, or an average cost of funds of approximately 0.1% and 0.2%, respectively. The additional funds borrowed during the nine months ended September 30, 2011 resulted in a total consolidated debt-to-equity ratio of 5.6:1.0.
Net Interest Income
For the three and nine months ended September 30, 2012, net interest income on our RMBS AFS portfolio was $105.2 million and $268.7 million, respectively, resulting in a net interest spread of approximately 3.3% and 3.6%, respectively. For the three and nine months ended September 30, 2011, net interest income on our RMBS AFS portfolio was $59.2 million and $112.7 million, respectively, resulting in a net interest spread of approximately 4.5% and 4.3%, respectively.

The following tables provide the interest income and expense incurred in the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(dollars in thousands)	Agency(1)	Non-Agency	Total	Agency(1)	Non-Agency	Total
Average available-for-sale securities held (2)	$10,328,961	$2,103,260	$12,432,221	$7,800,249	$1,925,141	$9,725,390
Total interest income	$74,283	$50,338	$124,621	$174,118	$139,036	$313,154
Yield on average investment securities	2.9%	9.6%	4.0%	3.0%	9.6%	4.3%
Average balance of repurchase agreements	$9,991,220	$1,042,212	$11,033,432	$7,536,666	$999,723	$8,536,389
Total interest expense (3) (4)	$12,708	$6,691	$19,399	$26,467	$17,985	$44,452
Average cost of funds (4)	0.5%	2.6%	0.7%	0.5%	2.4%	0.7%
Net interest income	$61,575	$43,647	$105,222	$147,651	$121,051	$268,702
Net interest rate spread	2.4%	7.0%	3.3%	2.5%	7.2%	3.6%

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(dollars in thousands)	Agency(1)	Non-Agency	Total	Agency(1)	Non-Agency	Total
Average available-for-sale securities held (2)	$4,041,828	$1,175,766	$5,217,594	$2,709,742	$702,871	$3,412,613
Total interest income	$37,209	$28,710	$65,919	$75,149	$50,264	$125,413
Yield on average investment securities	3.7%	9.8%	5.1%	3.7%	9.5%	4.9%
Average balance of repurchase agreements	$3,840,036	$684,224	$4,524,260	$2,574,701	$417,415	$2,992,116
Total interest expense (3) (4)	$3,113	$3,601	$6,714	$6,289	$6,396	$12,685
Average cost of funds (4)	0.3%	2.1%	0.6%	0.3%	2.0%	0.6%
Net interest income	$34,096	$25,109	$59,205	$68,860	$43,868	$112,728
Net interest rate spread	3.4%	7.7%	4.5%	3.4%	7.5%	4.3%
____________________

(1)
Excludes inverse interest-only securities which are classified as derivatives under U.S. GAAP. For the three and nine months ended September 30, 2012, our average annualized yield on our Agency RMBS, including inverse interest-only securities, was 3.1% and 3.3%, respectively, compared to 4.3% and 4.4% for the same periods in 2011.

(2)	Excludes change in realized and unrealized gains/(losses).

(3)	Cost of funds by investment type is based on the underlying investment type of the RMBS AFS assigned as collateral.

(4)
Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with GAAP, those costs are included in loss on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive income. For the three and nine months ended September 30, 2012, our average cost of funds, including interest spread expense associated with interest rate swaps and including inverse interest-only securities (see footnote 1 above), was 1.1% for both periods, compared to 1.3% and 1.4% for the same periods in 2011.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three and nine months ended September 30, 2012, we recognized $0.6 million and $9.3 million of OTTI losses, respectively, compared to $3.4 million and $3.7 million for the three and nine months ended September 30, 2011. The increase in OTTI during the three and nine months ended September 30, 2012 compared to the same periods in 2011 was generally driven by the $1.2 billion increase in non-Agency holdings from September 30, 2011 to September 30, 2012. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 3 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements.
Gain on Investment Securities, Net
During the three and nine months ended September 30, 2012, we sold AFS and trading securities for $9.4 million and $1.2 billion with an amortized cost of $9.6 million and $1.2 billion, for a net realized loss of $0.2 million and a net realized gain of

$11.5 million, respectively, which included sales of U.S. Treasuries with an amortized cost of $1.0 billion for the nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, we sold AFS and trading securities for $1.1 billion and $1.7 billion with an amortized cost of $1.1 billion and $1.7 billion, for a net realized gain of $27.8 million and $30.2 million, respectively, which included sales of U.S. Treasuries with an amortized cost of $199.7 million and $699.1 million for the three and nine months ended September 30, 2011. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that our management believes have higher risk-adjusted returns.
For the three and nine months ended September 30, 2012, trading securities experienced unrealized gains of $2.7 million. For the three and nine months ended September 30, 2011, trading securities experienced unrealized gains of $3.7 million and $6.0 million, respectively..
Loss on Interest Rate Swap and Swaption Agreements
For the three and nine months ended September 30, 2012, we recognized $10.7 million and $23.1 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from generally paying a fixed interest rate on an average $11.3 billion and $8.6 billion notional, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest. For the three and nine months ended September 30, 2011, we recognized $8.3 million and $18.6 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from generally paying a fixed interest rate on an average $4.3 billion and $2.8 billion notional, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest.
During the three and nine months ended September 30, 2012, we terminated or had options expire on 3 and 22 interest rate swap and swaption positions of $0.8 billion notional and $3.7 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $1.5 million in full settlement of our net interest spread liability and recognized $7.5 million and $26.1 million in realized losses on the swaps and swaptions, respectively, including early termination penalties. During the three and nine months ended September 30, 2011, we terminated or had options expire on twenty-four and twenty-nine interest rate swap and swaption positions of $1.9 billion notional and $2.5 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $4.2 million and $5.1 million in full settlement of our net interest spread liability and recognized $17.8 million and $18.1 million in realized losses on the swaps and swaptions, respectively, including early termination penalties.We elected to terminate the swaps to reduce our cost of financing and align with our investment portfolio.
Also included in our financial results for the three and nine months ended September 30, 2012 was the recognition of a change in unrealized valuation losses of $58.2 million and $104.5 million, respectively, on our interest rate swap and swaption agreements that were accounted as trading instruments. For the three and nine months ended September 30, 2011, we recognized changes in unrealized valuation losses of $13.1 million and $51.5 million, respectively, on our interest rate swap and swaption agreements that were accounted as trading instruments. The overall decline in the swap rate curve during the three and nine months ended September 30, 2012 resulted in unfavorable market value movement over the three and nine month periods. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation losses are generally offset by unrealized gains in our Agency RMBS portfolio, which are recorded directly to stockholders' equity through other comprehensive income.
The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net interest spread	$(10,718)	$(8,341)	$(23,089)	$(18,632)
Early termination and option expiration losses	(7,544)	(17,847)	(26,084)	(18,074)
Change in unrealized loss on interest rate swap and swaption agreements, at fair value	(58,210)	(13,123)	(104,506)	(51,474)
Loss on interest rate swap and swaption agreements	$(76,472)	$(39,311)	$(153,679)	$(88,180)

Gain (Loss) on Other Derivative Instruments
Included in our financial results for the three and nine months ended September 30, 2012 was the recognition of $3.5 million of gains and $13.1 million of losses, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs and inverse interest-only securities. Included within these three and nine months ended September 30, 2012 results, we recognized $7.7 million and $22.0 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $293.1 million and $245.0 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. As these derivative instruments are considered trading instruments, our financial results include both realized and unrealized gains (losses) associated with these instruments.
For the three and nine months ended September 30, 2011, we recognized $22.4 million and $37.5 million of gains, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs and inverse interest-only securities. Included within these three and nine months ended September 30, 2011 results, we recognized $8.2 million and $17.3 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $157.6 million and $106.9 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments.
Other Income
For the three and nine months ended September 30, 2012, we recorded other income of $0.7 million and $0.8 million, respectively. Included within these three and nine months ended September 30, 2012 results, we recognized $11,014 and $14,750 of gains on mortgage loans held-for-sale and $0.7 million and $0.8 million of real estate related revenues on investments in real estate. We did not hold mortgage loans and investments in real estate for the three and nine months ended September 30, 2011.
On our investment in real estate portfolio, we earn revenue primarily from rents collected from tenants under lease agreements. The most important drivers of revenue (aside from portfolio growth) are rental and occupancy rates. Before an acquired property becomes an income-producing asset, we must possess, renovate, market and lease the property. We refer to this as property stabilization. We anticipate that on average, the stabilization period for each property will range from three to six months depending on factors such as the acquisition channel, the age and condition of the property, local rental demand, our marketing techniques, and the size of our available inventory. Consequently, we expect that most properties should be stabilized within six months of purchase and that properties held more than six months provide the best indication of how we expect our overall portfolio to perform.
The following table shows the average rental rates and occupancy rates of properties that have been owned for longer than six months as of September 30, 2012:

Market	Properties Owned for Six Months or Longer	Properties Leased	Properties Vacant	Occupancy Rate	Average Monthly Rent for Leased Properties
Atlanta	28	24	4	85.7%	$1,182
Las Vegas	11	5	6	45.5%	1,157
Phoenix	18	18	—	100.0%	1,059
Tucson	13	12	1	92.3%	810
Grand Total	70	59	11	84.3%	$1,067

Expenses
Management Fees
We incurred management fees of $9.7 million and $24.1 million, respectively, for the three and nine months ended September 30, 2012, and $4.8 million and $9.1 million, respectively, for the three and nine months ended September 30, 2011, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders' equity.
Other Operating Expenses
For the three and nine months ended September 30, 2012, we recognized $6.5 million and $14.3 million, respectively, of other operating expenses, which represents an annualized expense ratio of 0.9% and 0.8% of average equity, compared to $2.8 million and $6.5 million of expenses, which represents an annualized expense ratio of 0.9% and 1.0% of average equity, for the same periods in 2011. The favorable decrease of our operating expense ratio resulted primarily from the additional capital raised upon completion of our public common stock offerings, offset by real estate related expenses supporting the investments in real estate properties. See Note 13 - Stockholders' Equity of the notes to the condensed consolidated financial statements.
Included in these other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three and nine months ended September 30, 2012, these direct and allocated costs totaled approximately $1.8 million and $7.8 million compared to $2.2 million and $5.1 million of costs for the same periods in 2011. Included in these reimbursed costs was compensation paid to our executive officers, including our principal financial officer and general counsel of $0.1 million and $0.3 million for the three and nine months ended September 30, 2012 and $41,715 and $130,635 for the three and nine months ended September 30, 2011. The allocation of compensation paid to our principal financial officer and general counsel is based on time spent overseeing our company's activities in accordance with the management agreement.
Also included in other operating expenses for the three and nine months ended September 30, 2012 are real estate expenses related to our residential real property investments of $2.0 million. Excluding real estate expenses, our annualized expense ratio would have been 0.6% and 0.7% for the three and nine months ended September 30, 2012. Real estate expenses include operating costs during renovation and marketing period such as utilities, as well as ongoing expenses such as home owner's association fees, property insurance, real estate taxes, depreciation and amortization, and property management fees. As our portfolio becomes seasoned, we expect our real estate expenses to decline in proportion to the increase in our rental revenue.
During the nine months ended September 30, 2012, we established an accounts payable function and direct relationships with the majority of our third party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services and proprietary technology, but most direct expenses with third party vendors will be paid directly by us.
Income Taxes
For the three and nine months ended September 30, 2012, we recognized $7.8 million and $32.0 million, in income tax benefit related to both current and deferred income tax provisions in our TRSs. Our effective tax rate for the three and nine months ended September 30, 2012 was a negative 41.3% and 45.4%, respectively. For the three and nine months ended September 30, 2012, we recognized $0.4 million of deferred tax expense and $5.2 million of deferred tax benefit related to unrealized gains and losses on derivative instruments, and $1.2 million and $1.2 million of deferred tax expense related to unrealized gains on U.S. Treasuries. We also recognized $9.2 million and $23.1 million of deferred tax benefit for both the three and nine months ended September 30, 2012 related to net operating loss and capital loss carryforwards. For the three and nine months ended September 30, 2012, we recognized current federal tax benefit of $0.3 million and $4.9 million, respectively, due to a change in the projected taxable loss for the 2012 tax year and the projected tax refund from capital loss carrybacks to prior tax years.
For the three and nine months ended September 30, 2011, we recognized $9.4 million and $5.1 million in income tax expense related to both current and deferred income tax provisions in our TRSs. Our effective tax rate for the three and nine months ended September 30, 2011 was 14.7% and 6.2%, respectively. For the three and nine months ended September 30, 2011, we recognized $7.2 million and $2.1 million of deferred tax expense related to unrealized gains on derivative instruments, and $1.2 million and $2.0 million of deferred tax expense related to unrealized gains on U.S. Treasuries. For the three and nine months ended September 30, 2011, we recognized current federal tax expense of $0.9 million due to realized net gains on derivative instruments and U.S. Treasuries.
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

The table below summarizes certain characteristics of our Agency AFS securities at September 30, 2012:

	September 30, 2012
(dollars in thousands, except purchase price)	Principal/Current Face	Net (Discount)/ Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$10,892,782	$836,414	$11,729,196	$373,372	$(4,190)	$12,098,378	4.29%	$108.18
Hybrid/ARM	185,724	9,963	195,687	4,971	(102)	200,556	4.09%	$106.56
Total P&I Securities	11,078,506	846,377	11,924,883	378,343	(4,292)	12,298,934	4.29%	$108.15
Interest-only securities
Fixed	838,964	(750,436)	88,528	1,396	(7,994)	81,930	4.32%	$13.84
Fixed Other (1)	1,183,739	(1,099,114)	84,625	4,784	(1,210)	88,199	1.58%	$7.86
Total	$13,101,209	$(1,003,173)	$12,098,036	$384,523	$(13,496)	$12,469,063
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
Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS owned by us as of September 30, 2012, on an annualized basis, was 5.7%.
The following table summarizes the number of months until the next re-set for our floating or adjustable rate Agency RMBS mortgage portfolio at September 30, 2012:

(in thousands)	Carrying Value
0-12 months	$184,163
13-36 months	11,013
37-60 months	5,380
Total	$200,556

Non-Agency RMBS
Our non-Agency RMBS portfolio is comprised of senior and mezzanine tranches of mortgage-backed securities. The following table provides investment information on our non-Agency RMBS as of September 30, 2012:

	As of September 30, 2012
(in thousands)	Principal/current face	Accretable purchase discount	Credit reserve purchase discount	Amortized cost	Unrealized gain	Unrealized loss	Carrying value
Principal and interest securities:
Senior	$3,613,562	$(666,088)	$(1,218,956)	$1,728,518	$273,330	$(11,963)	$1,989,885
Mezzanine	790,302	(230,309)	(120,781)	439,212	72,056	(4,648)	506,620
Total P&I Securities	4,403,864	(896,397)	(1,339,737)	2,167,730	345,386	(16,611)	2,496,505
Interest-only securities	67,708	(64,011)	—	3,697	594	—	4,291
Total	$4,471,572	$(960,408)	$(1,339,737)	$2,171,427	$345,980	$(16,611)	$2,500,796

The majority of our non-Agency RMBS were rated at September 30, 2012. Note that credit ratings are based on the par value of the non-Agency RMBS, whereas the distressed non-Agency RMBS assets in our portfolio were acquired at a heavily discounted price. The following table summarizes the credit ratings of our non-Agency RMBS portfolio as of September 30, 2012:

September 30, 2012
AAA	—%
AA	0.2%
A	0.3%
BBB	1.9%
BB	6.9%
B	10.5%
Below B	79.3%
Not rated	0.9%
Total	100.0%

Our non-Agency RMBS portfolio has approximately doubled since September 30, 2011. As disclosed in Note 3 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements, our designated credit reserve as a percentage of total discount increased from 58.2% to 59.9%, when focused on principal and interest securities, from September 30, 2011 to September 30, 2012 and our designated credit reserve as a percentage of total face value increased from 29.0% to 30.0% for the same period. We believe these increases are relatively moderate in context of the portfolio growth. During this same period, we increased our subprime allocation from 74.8% to 85.4% while decreasing our allocation to Prime and Alt-A exposure. This allocation shift resulted in our average purchase price decreasing from 55.79% of par to 52.38% of par as subprime bonds are generally sold at higher discounts to par given their current delinquency performance or expectations of future credit performance. As we increased our allocation to subprime securities, our 60+ day delinquencies decreased from 39.5% to 38.1%, while our average original FICO score decreased from 647 to 638, and our average credit enhancements decreased from 24.3% to 19.8%. The net results of these bond characteristic shifts drive a higher percentage of expected losses in our portfolio and higher designated credit reserves.
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

The following tables present certain information detailed by investment type and their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at September 30, 2012:

	At September 30, 2012
Non-Agency Principal and Interest (P&I) RMBS Characteristics	Senior Bonds	Mezzanine Bonds	Total P&I Bonds
Carrying Value (in thousands)	$1,989,885	$506,620	$2,496,505
% of Non-Agency Portfolio	79.7%	20.3%	100.0%
Average Purchase Price (1)	$51.01	$57.80	$52.38
Average Coupon	1.8%	1.1%	1.7%
Average Fixed Coupon	5.5%	5.7%	5.6%
Average Floating Coupon	1.2%	0.9%	1.1%
Average Hybrid Coupon	4.5%	2.6%	4.5%
Collateral Attributes
Avg Loan Age (months)	73	92	77
Avg Loan Size (in thousands)	$250	$173	$235
Avg Original Loan-to-Value	78.3%	77.1%	78.0%
Avg Original FICO (2)	639	633	638
Current Performance
60+ day delinquencies	39.3%	33.5%	38.1%
Average Credit Enhancement (3)	16.4%	33.2%	19.8%
3-Month CPR (4)	2.9%	3.2%	3.0%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total non-Agency RMBS, excluding our non-Agency interest-only portfolio, would be $46.19, $54.66, and $47.71, respectively, at September 30, 2012.

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

Non-Agency RMBS Characteristics	September 30, 2012
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Prime	$25,363	1.3%	$550	0.1%	$25,913	1.1%
Alt-A	97,607	4.9%	10,272	2.0%	107,879	4.3%
POA	219,000	11.0%	11,862	2.4%	230,862	9.2%
Subprime	1,647,915	82.8%	483,936	95.5%	2,131,851	85.4%
	$1,989,885	100.0%	$506,620	100.0%	$2,496,505	100.0%

Non-Agency RMBS Characteristics	September 30, 2012
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Coupon Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$274,564	13.8%	$18,885	3.7%	$293,449	11.8%
Hybrid or Floating	1,715,321	86.2%	487,735	96.3%	2,203,056	88.2%
	$1,989,885	100.0%	$506,620	100.0%	$2,496,505	100.0%

Non-Agency RMBS Characteristics	September 30, 2012
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Origination Year	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
2006+	$1,538,132	77.3%	$46,830	9.3%	$1,584,962	63.5%
2002-2005	448,503	22.5%	454,556	89.7%	903,059	36.2%
Pre-2002	3,250	0.2%	5,234	1.0%	8,484	0.3%
	$1,989,885	100.0%	$506,620	100.0%	$2,496,505	100.0%

Mortgage Loans Held-for-Sale
In late 2011, we began acquiring prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions with whom we have chosen to build strategic relationships, including those with a nationwide presence. As of September 30, 2012 we had acquired mortgage loans held-for-sale with a carrying value of $14.6 million and have outstanding purchase commitments to acquire an additional $319.9 million. Our intention in the future is to securitize these loans and/or exit through a whole loan sale.
Investment in Real Estate, net
In the first quarter of 2012, we began acquiring a portfolio of single-family properties to rent for income and hold for investment. As of March 31, 2012, we had acquired 70 properties at a cost of $6.1 million. As of June 30, 2012 and September 30, 2012, we held 702 and 1,667 properties at a carrying value of $71.7 million and $190.9 million, respectively.

The following chart shows the pace of monthly acquisitions beginning in the first quarter of 2012 through September 30, 2012:

Property Acquisition Pace

400
300
200
100
0
$50,000,000
$40,000,000
$30,000,000
$20,000,000
$10,000,000
$0
Feb-12
Mar-12
Apr-12
May-12
Jun-12
Jul-12
Aug-12
Sep-12
MLS
Auction
Bulk
$ Amount Acquired (Purchase Price)

For purposes of this chart:
"MLS" refers to a purchase of a single property directly from the owner, often as part of a short sale, regardless of whether listed as part of a multiple listing service.
"Auction" refers to properties purchased at trustee or judicial auctions.
"Bulk" refers to purchases of more than one property in a single sale directly from the owner, often an investor group, bank, financial institution or governmental agency, and may include future acquisitions of entire legal entities holding single-family properties.

Repurchase Agreements
Our borrowings consist entirely of repurchase agreements collateralized by our pledge of AFS and trading securities, derivative instruments, mortgage loans and certain cash balances. Substantially all of our Agency RMBS are currently pledged as collateral, and the majority of our non-Agency RMBS have been pledged. As of September 30, 2012, our debt-to-equity ratio was 4.1:1.0, including the debt collateralized by our U.S. Treasuries, residential mortgage loans and Agency derivatives. Our debt-to-equity ratio for RMBS, residential mortgage loans and Agency derivatives only was 3.8:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
As of September 30, 2012, the term to maturity of our borrowings ranged from three days to over forty-five months. The weighted average original term to maturity of our borrowings collateralized by RMBS and mortgage loans was 123 days at September 30, 2012. At September 30, 2012, the weighted average cost of funds for all our repurchase agreements was 0.68%.

(dollars in thousands)	September 30, 2012			December 31, 2011
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
U.S. Treasuries	$997,500	0.35%	0.5%	$1,001,250	0.12%	0.3%
Agency RMBS	11,671,026	0.52%	5.5%	4,804,533	0.50%	5.3%
Non-Agency RMBS	1,111,954	2.56%	34.9%	731,014	2.61%	35.3%
Agency derivatives	241,035	1.16%	26.4%	118,032	0.97%	27.5%
Mortgage loans held-for-sale	12,812	2.46%	12.0%	5,319	3.20%	8.0%
Total	$14,034,327	0.68%	7.8%	$6,660,148	0.68%	8.2%

The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of repurchase agreements for the three months ended September 30, 2012, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average Repurchase Balances (1)	End of Period Balance Repurchase Agreements (1)	Maximum Balance of Any Month-End for Repurchase Agreements (1)	Repurchase Agreements to Equity Ratio
For the Three Months Ended September 30, 2012	$11,271,401	$13,036,827	$13,036,827	3.8	:1.0	(2)
For the Three Months Ended June 30, 2012	$8,526,166	$9,440,941	$9,440,941	4.3	:1.0
For the Three Months Ended March 31, 2012	$6,390,647	$7,692,506	$7,692,506	3.7	:1.0	(3)
For the Three Months Ended December 31, 2011	$5,694,818	$5,658,898	$5,766,848	4.5	:1.0
For the Three Months Ended September 30, 2011	$4,640,801	$5,771,063	$5,771,063	4.4	:1.0	(4)
____________________

(1)	Includes repurchase agreements collateralized by RMBS, residential mortgage loans and Agency derivatives and excludes repurchase agreements collateralized by U.S. Treasuries.

(2)
In September 2012, warrant holders exercised 16.2 million shares generating proceeds of $175.7 million, which were invested on a leveraged basis. With a higher targeted allocation to Agency RMBS and residential properties for additional capital, we targeted a fully deployed debt-to-equity ratio of 4.0:1.0 to 4.5:1.0.

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

Equity
As of September 30, 2012, our stockholders' equity was $3.4 billion and our diluted book value per share was $11.44. As of June 30, 2012, our stockholders' equity was $2.2 billion and our diluted book value per share was $9.94.
The following table provides details of our changes in stockholders' equity from June 30, 2012 to September 30, 2012:

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding (Diluted Basis)	Book Value Per Common Share (Diluted Basis)
Stockholders' equity at June 30, 2012	$2,182.7	219.7	$9.94
GAAP net income:
Core Earnings, net of tax benefit of $0.8 million (1)	84.4
Realized gains and losses, net of tax benefit of $3.3 million	(7.0)
Unrealized mark-to-market losses, net of tax benefit of $3.7 million	(50.6)
Other comprehensive income	497.6
Dividend declaration	(106.3)
Other	—
Balance before capital transactions	$2,600.8	219.7	$11.84
Net proceeds from issuance of common stock	615.0	59.7	10.30
Proceeds from issuance of common stock through warrant exercise	175.7	16.0	11.00
Stockholders' equity at September 30, 2012 - basic	$3,391.5	295.4	$11.48
Warrants outstanding (2)	—	1.0	(0.04)
Stockholders' equity at September 30, 2012 - diluted	$3,391.5	296.4	$11.44
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

(2)	Using the treasury stock method, $1.0 million shares would be considered outstanding and dilutive to book value per share at September 30, 2012.

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
As of September 30, 2012, we held $833.6 million in cash and cash equivalents available to support our operations, $16.5 billion of AFS, trading securities, mortgage loans held-for-sale, and derivative assets held at fair value, and $14.0 billion of outstanding debt in the form of repurchase agreements (excludes $170.1 million in payables to broker counterparties for unsettled security purchases). During the three months ended September 30, 2012, our debt-to-equity ratio decreased from 4.8:1.0 to 4.1:1.0, including monies borrowed to finance our investment in U.S. Treasuries. The debt-to-equity ratio funding our RMBS, residential mortgage loans, and Agency derivatives decreased from 4.3:1.0 to 3.8:1.0 as we continued to deploy proceeds from stock offerings. We believe the debt-to-equity ratio funding our RMBS, residential mortgage loans and Agency derivatives is the most meaningful debt-to-equity measure as U.S. Treasuries are viewed to be highly liquid in nature.

As of September 30, 2012, we had approximately $41.9 million of unpledged Agency securities and derivatives and $468.5 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity on unpledged RMBS of approximately $295.3 million. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
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
As of September 30, 2012, we have master repurchase agreements in place with 23 counterparties, the majority of which are U.S. domiciled financial institutions, and we continue to evaluate further counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our counterparties (lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
As of September 30, 2012, a number of our counterparties have been downgraded by ratings agencies, specifically Moody's. As these downgrades were expected, we believe the markets had been well prepared for these decisions. We have not experienced any significant changes to repurchase agreement terms or related financing costs, or made any significant changes to our counterparty exposures as a result of the downgrades.
The following table summarizes our repurchase agreements and counterparty geographical concentration at September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$8,744,965	$1,115,682	62.0%	$4,972,632	$570,534	71.3%
Europe (2)	3,000,969	533,270	29.7%	884,888	183,955	23.0%
Asia (2)	2,288,393	149,095	8.3%	802,628	45,954	5.7%
Total	$14,034,327	$1,798,047	100.0%	$6,660,148	$800,443	100.0%
____________________

(1)
Represents the net carrying value of the securities or mortgage loans sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. At September 30, 2012 and December 31, 2011, we had $15.7 million and $45.6 million, respectively, in payables due to broker counterparties for unsettled security purchases. The payables are not included in the amounts presented above.

(2)	Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

For the three and nine months ended September 30, 2012, we continued to maintain our repurchase agreement with Wells Fargo Bank. The repurchase agreement serves as a repurchase facility used from time to time to finance certain of our non-Agency securities held in our RMBS portfolio with Wells Fargo. As of September 30, 2012, borrowings under the Wells Fargo repurchase agreement were $82.7 million and unused, uncommitted capacity was $67.3 million, for an aggregate maximum borrowing capacity of $150.0 million. The facility is set to mature on July 23, 2013.
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

We also maintained our repurchase agreement with Barclays, which serves as a mortgage loan warehouse facility. This uncommitted facility provides an aggregate maximum borrowing capacity of $50.0 million and is set to mature on May 14, 2013, unless extended pursuant to its terms. As of September 30, 2012, borrowings under the uncommitted facility were $12.8 million and unused capacity was $37.2 million. The facility is collateralized by eligible residential mortgage loans, which are subject to margin call provisions that provide Barclays with certain rights when there has been a decline in the market value of the purchased mortgage loans.
We are subject to the following financial covenants under the Wells Fargo and Barclays repurchase agreements, as further detailed by the guaranty agreements we entered into in connection with the repurchase agreements. The following represents the most restrictive covenant calculations as of September 30, 2012 across both agreements:

(a)
As of the last business day of each calendar quarter, Total Indebtedness to Net Worth must be less than the specified Threshold Ratio in the Repurchase Agreement. As of September 30, 2012, our debt to net worth, as defined, was 3.9:1.0 while our threshold ratio, as defined, was 6.8:1.0.

(b)
As of the last business day of each calendar quarter, Liquidity must be greater than $55 million and the aggregate amount of Unrestricted Cash or Cash Equivalents must be greater than $35 million. As of September 30, 2012, our liquidity, as defined, was $833.6 million and our total unrestricted cash and cash equivalents, as defined, was $457.8 million.

(c)	As of the last business day of each calendar quarter, Net Worth must be greater than $1 billion. As of September 30, 2012, our net worth, as defined, was $3.4 billion.
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

(in thousands)	September 30, 2012	December 31, 2011
Available-for-sale securities, at fair value	$14,453,848	$6,160,229
Trading securities, at fair value	1,002,461	1,003,301
Mortgage loans held-for-sale	14,553	5,782
Cash and cash equivalents	10,000	15,000
Restricted cash	14,018	94,803
Due from counterparties	28,965	32,201
Derivative assets, at fair value	318,575	145,779
Total	$15,842,420	$7,457,095

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

The following table provides the maturities of our repurchase agreements as of September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Within 30 days	$1,986,019	$1,967,009
30 to 59 days	3,189,709	1,263,060
60 to 89 days	70,259	1,096,410
90 to 119 days	1,868,315	359,171
120 to 364 days (1) (2)	5,642,525	923,248
Open maturity (3)	997,500	1,001,250
One year and over (4)	280,000	50,000
Total	$14,034,327	$6,660,148
____________________

(1)	120 to 364 days includes the amounts outstanding under the Wells Fargo 364-day borrowing facility.

(2)	120 to 364 days includes the amounts outstanding under the Barclays 364-day borrowing facility.

(3)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(4)	One year and over includes repurchase agreements with maturity dates ranging from December 23, 2013 to July 27, 2016.

For the three months ended September 30, 2012, our unrestricted cash balance increased to $833.6 million from $496.7 million at June 30, 2012. The cash movements can be summarized by the following:

•
Cash flows from operating activities.   For the three months ended September 30, 2012, operating activities increased our cash balances by approximately $77.8 million, primarily driven by our financial results for the quarter.

•
Cash flows from investing activities.  For the three months ended September 30, 2012, investing activities reduced our cash balances by approximately $4.0 billion. The reduction was driven by the increase in our RMBS portfolio as we deployed capital from our common stock offerings.

•
Cash flows from financing activities.   For the three months ended September 30, 2012, financing activities increased our cash balance by approximately $4.3 billion, resulting from the net borrowings under repurchase agreements to fund our AFS portfolio as well as net proceeds of $790.7 million received from our common stock offering and exercise of outstanding warrants.

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

We utilize U.S. Treasuries as well as derivative financial instruments, currently limited to interest rate swaps, swaptions, TBAs, and, to a certain extent, inverse interest-only securities, as of September 30, 2012 to hedge the interest rate risk associated with our portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We rely on PRCM Advisers' expertise to manage these risks on our behalf. We implement part of our hedging strategy through Capitol, our TRS, which is subject to U.S. federal, state and, if applicable, local income tax.
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
The following table provides the indices of our variable rate assets as of September 30, 2012 and December 31, 2011, respectively, based on total notional amount of bonds (dollars in thousands).

	As of September 30, 2012				As of December 31, 2011
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$—	$160,331	$160,331	7%	$—	$174,791	$174,791	14%
LIBOR	2,187,109	28,316	2,215,425	92%	975,327	43,866	1,019,193	83%
Other (2)	17,878	14,269	32,147	1%	16,371	16,337	32,708	3%
Total	$2,204,987	$202,916	$2,407,903	100%	$991,698	$234,994	$1,226,692	100%
____________________

(1)	"Hybrid" amounts reflect those assets with greater than 12 months to reset.

(2)	"Other" includes COFI, MTA and other indices.

Our analysis of risks is based on PRCM Advisers' and its affiliates' experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM Advisers may produce results that differ significantly from the estimates and assumptions used in our models.
We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at September 30, 2012.
All changes in value are measured as the change from the September 30, 2012 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities, at fair value	$237,344	$121,939	$(253,597)	$(498,347)
As a % of September 30, 2012 equity	7.0%	3.6%	(7.5)%	(14.7)%
Trading securities, at fair value	$6,482	$6,482	$(12,061)	$(24,122)
As a % of September 30, 2012 equity	0.2%	0.2%	(0.4)%	(0.7)%
Mortgage loans held-for-sale, at fair value	$71	$27	$(319)	$(708)
As a % of September 30, 2012 equity	—%	—%	—%	—%
Derivatives, at fair value, net	$(292,962)	$(210,786)	$212,586	$448,677
As a % of September 30, 2012 equity	(8.6)%	(6.2)%	6.3%	13.2%
Repurchase Agreements	$(21,282)	$(17,209)	$18,633	$37,266
As a % of September 30, 2012 equity	(0.6)%	(0.5)%	0.5%	1.1%
Total Net Assets	$(70,347)	$(99,547)	$(34,758)	$(37,234)
As a % of September 30, 2012 total assets	(0.4)%	(0.6)%	(0.2)%	(0.2)%
As a % of September 30, 2012 equity	(2.0)%	(2.9)%	(1.1)%	(1.1)%
	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(9,811)	$(10,419)	$16,581	$33,163
% change in net interest income	(1.9)%	(2.0)%	3.3%	6.5%

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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2012. The analysis utilizes assumptions and estimates based on management's judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
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
Given the low interest rates at September 30, 2012, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time we may be involved in various legal claims and/or administrative proceedings that arise in the ordinary course of our business. As of the date of this filing, we are not party to any litigation or legal proceedings or, to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors
Other than those set forth in our Quarterly Report on Form 10-Q for the period ended June 30, 2012, or the Q2 Form 10-Q, there have been no material changes to the risk factors set forth under the heading "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2011, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and Q2 Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” in this Quarterly Report on Form 10-Q.

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

TWO HARBORS INVESTMENT CORP.
Dated:	November 7, 2012	By:	/s/ Thomas Siering
Thomas Siering Chief Executive Officer, President and Director (principal executive officer)
Dated:	November 7, 2012	By:	/s/ Brad Farrell
Brad Farrell Chief Financial Officer and Treasurer (principal accounting and financial officer)

Exhibit Number	Exhibit Index
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
101
Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the quarter ended September 30, 2012, filed on November 7, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), (iv) the Condensed Consolidated Statement of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.