Form 10-K
period 2012-12-31
Two Harbors Investment Corp.
filed 2013-02-28
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2012
Commission File Number 001-34506
______________________________
TWO HARBORS INVESTMENT CORP.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-0312904
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

601 Carlson Parkway, Suite 1400 Minnetonka, Minnesota	55305
(Address of Principal Executive Offices)	(Zip Code)
(612) 629-2500
(Registrant's Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Exchange on Which Registered:
Common Stock, par value $0.01 per share	New York Stock Exchange
Warrants to purchase Common Stock	NYSE MKT
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2.3 billion based on the closing sale price as reported on the NYSE on that date.
As of February 28, 2013 there were 298,855,855 shares of outstanding common stock, par value $.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant's fiscal year covered by this Annual Report, are incorporated by reference into Part III.

TWO HARBORS INVESTMENT CORP.
2012 ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1. Business

Overview
Our Company
Two Harbors Investment Corp. is a Maryland corporation focused on investing in, financing and managing residential mortgage-backed securities, or RMBS, residential mortgage loans and other financial assets, which we collectively refer to as our target assets. We operate as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code. The terms “Two Harbors,” “we,” “our,” “us” and the “Company” refer to Two Harbors Investment Corp. and its subsidiaries as a consolidated entity.
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
Our Manager
We are externally managed and advised by PRCM Advisers LLC, a wholly-owned subsidiary of Pine River. Founded in 2002, with offices in New York; London; Hong Kong; San Francisco; Beijing and Shenzhen, China; Austin, Texas; and Minnetonka, Minnesota, Pine River is a global asset management firm providing solutions to qualified clients across three actively managed platforms: hedge funds, managed accounts, and listed investment vehicles.
Pine River formed PRCM Advisers for the purpose of providing management services to us. PRCM Advisers is responsible for administering our business activities and day-to-day operations. Pursuant to the terms of a management agreement between us and PRCM Advisers, PRCM Advisers provides us with our management team, including our officers, along with appropriate support personnel. In addition, PRCM Advisers provides us with the expertise of Pine River’s fixed income team, or dedicated trading personnel, proprietary analytical tools and certain fund infrastructure. PRCM Advisers is at all times subject to the supervision and oversight of our board of directors. Each of our officers is an employee or partner of Pine River. We do not have any employees. We do not pay any of our officers any cash compensation. Rather, we pay PRCM Advisers a base management fee equal to 1.5% of our stockholders' equity per annum pursuant to the terms of the management agreement. We also reimburse PRCM Advisers for the allocable share of the compensation paid by PRCM Advisers to its personnel serving as our principal financial officer and general counsel and other reimbursable costs under the management agreement and shared facilities and services agreement. We do not pay PRCM Advisers any incentive-based fees or other incentive-based compensation.
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
Pine River’s fixed income team has broad experience in managing Agency RMBS, non-Agency RMBS and other mortgage-related assets through a variety of credit and interest rate environments and has demonstrated the ability to generate attractive risk-adjusted returns under different market conditions and cycles, on both a levered and unlevered basis. Pine River maintains extensive long-term relationships with financial intermediaries, including prime brokers, investment banks, broker-dealers and asset custodians. We believe these relationships enhance PRCM Advisers’ ability to source, finance, protect and hedge our investments and, thus, enable us to succeed in various credit and interest rate environments. We also benefit from Pine River’s comprehensive finance, operational and administrative infrastructure, including its risk management and accounting operations, as well as its legal, compliance and software development teams.
As of December 31, 2012, Pine River had net assets under management, including Two Harbors stockholders’ equity, of approximately $11.6 billion, of which approximately $9.0 billion is dedicated to mortgage strategies. As of December 31, 2012, Pine River employed over 341 employees globally, including 108 investment professionals, and has successfully maintained low employee attrition.

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
We rely on PRCM Advisers’ expertise in identifying assets within our target asset classes. PRCM Advisers makes investment decisions based on a rigorous asset selection process that takes into consideration a variety of factors, including expected cash yield, risk-adjusted returns, current and projected credit fundamentals, current and projected macroeconomic considerations, current and projected supply and demand, credit and market risk concentration limits, liquidity, cost of financing and financing availability. It is our intention to select our assets in such a way as to maintain our REIT qualification and our exemption from registration under the 1940 Act.
In late 2011, we began acquiring prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions with whom we have chosen to build strategic relationships, including those with a nationwide presence. Our intention in the future is to securitize these loans and/or exit through a whole loan sale.
In the first quarter of 2012, as part of the on-going diversification of our business model, we began acquiring residential real properties in certain metropolitan areas across the United States with the intention of renting the properties for income. On December 19, 2012, we completed the contribution of our portfolio of single-family rental properties to Silver Bay Realty Trust Corp., or Silver Bay, a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. We effected this transaction by contributing our equity interests in our then wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay, and in exchange for the contribution, received shares of common stock of Silver Bay. Silver Bay completed its initial public offering, or IPO, of its common stock on December 19, 2012 and is listed on the NYSE under the symbol "SBY". Because we will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the years ended December 31, 2012 and 2011.

In late 2012, we announced our intent to evaluate other target asset classes that rely upon our core competencies of credit and prepayment risk management. These include credit sensitive loans, or CSLs, and mortgage servicing rights, or MSRs. CSLs are loans that are currently performing, but where the borrower has previously experienced payment delinquencies and is more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default than on newly originated mortgage loans. MSRs represent a contractual right to service a mortgage loan and collect a fee for performing servicing activities, such as collecting principal and interest from a borrower and distributing those payments to the owner of the loan. Mortgage loan originators frequently strip the MSR from the mortgage loan and sell it to third parties as a separate asset. If we acquire MSRs, we intend to hire a sub-servicer to perform the servicing function on our behalf. At December 31, 2012 we had not yet purchased any of these assets.
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

Residential mortgage loans	Prime nonconforming and credit sensitive residential mortgage loans.
Other assets
Financial and real estate related assets other than RMBS and mortgage loans, including asset backed securities and certain hedging transactions that may produce non-qualifying income for purposes of the REIT gross income tests.

Our Investment Activities
At December 31, 2012, we had total assets of approximately $16.8 billion, of which $14.0 billion, or 83.1%, represented our RMBS portfolio, of which $11.3 billion, or 81.0%, was comprised of Agency RMBS; $2.2 billion, or 15.3%, was comprised of senior non-Agency RMBS; and the remaining $0.5 billion, or 3.7%, was comprised of other non-Agency RMBS. The remaining $2.8 billion of assets in our portfolio consisted primarily of U.S. Treasuries classified as trading instruments, equity securities, which represents our holdings in Silver Bay common stock, cash, restricted cash, mortgage loans held-for-sale, receivables, derivative assets and prepaid assets.

Our Investment Guidelines
Our board of directors has approved the following investment guidelines:

•	no investment shall be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;

•	no investment shall be made that would cause us to be regulated as an investment company under the 1940 Act;

•
we will primarily invest within our target assets, consisting primarily of Agency RMBS, non-Agency RMBS, and residential mortgage loans; approximately 5% to 10% of our portfolio may include other financial assets; and

•
until appropriate investments can be identified, we will invest available cash in interest-bearing and short-term investments that are consistent with (i) our intention to qualify as a REIT, and (ii) our exemption from investment company status under the 1940 Act.

These investment guidelines may be changed from time to time by our board of directors in its discretion without the approval of our stockholders.
Within the constraints of the foregoing investment guidelines, PRCM Advisers has broad authority to select, finance and manage our investment portfolio. As a general matter, our investment strategy is designed to enable us to:

•
build an investment portfolio consisting of Agency RMBS, non-Agency RMBS, residential mortgage loans and other mortgage-related assets that will generate attractive returns while having a moderate risk profile;

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
Financing Strategy
We deploy moderate leverage to increase potential returns to our stockholders and to fund the acquisition of our assets. We are not required to maintain any particular leverage ratio. The amount of leverage we deploy for particular investments in our target assets depends upon an assessment of a variety of factors, which may include the anticipated liquidity and price volatility of our assets; the gap between the duration of assets and liabilities, including hedges; the availability and cost of financing the assets; our opinion of the credit worthiness of financing counterparties; the health of the U.S. economy and residential mortgage and housing markets; our outlook for the level, slope and volatility of interest rates; the credit quality of the loans underlying our Agency RMBS and non-Agency RMBS; and our outlook for asset spreads relative to the London Interbank Offered Rate, or LIBOR, curve.
Our primary financing source is repurchase agreements. We may use repurchase agreements to deploy, on a debt-to-equity basis, up to ten times leverage on our Agency RMBS assets, but we are not required to maintain any particular leverage ratio. We expect under current market conditions to deploy limited leverage on our non-Agency RMBS through the use of repurchase agreements.
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
In order to reduce our exposure to counterparty-related risk, we generally seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At December 31, 2012, we had $12.6 billion of outstanding balances under repurchase agreements with 22 counterparties, with a maximum net exposure (the difference between the amount loaned to us, including interest payable, and the value of the assets pledged by us as collateral, including accrued interest receivable on such assets) to any single lender of $281.7 million, or 8.2% of equity.
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
Our Competitive Advantages
Our investment strategy is focused on utilizing our underlying core strengths, described below in further detail, which we believe offer competitive advantages in the marketplace:
Significant Experience of Our Management Team
We believe that the extensive experience of our management team and, through our relationship with PRCM Advisers, the officers and employees of Pine River, provide us with significant expertise across our target assets. Pine River’s fixed income investment team has managed Agency RMBS, non-Agency RMBS and other mortgage-related assets through a variety of credit and interest rate environments and has demonstrated strong ability to generate attractive risk-adjusted returns under different market conditions, on both a levered and unlevered basis.
Effective January 1, 2013, William Roth became the company's sole Chief Investment Officer. He previously shared the role of Co-CIO with Steven Kuhn, who remains as Partner and Head of Fixed Income Trading at Pine River. Mr. Roth and the other senior members of our research and investment team have an average of 26 years of experience in mortgage-backed securities investing, including experience in performing advisory services for investment banks, funds, other investment vehicles, and other managed and discretionary accounts. The fixed income investment team, which is comprised of more than 30 professionals, includes seasoned traders, analysts and risk managers, and is backed by Pine River’s extensive infrastructure in the areas of credit analysis, trade execution, risk management, valuation, accounting, operations, corporate governance and law.
Disciplined Relative Value Investment Approach
Disciplined security selection is a key element of our strategy. We are, in essence, a relative value investor in residential mortgage-backed securities. PRCM Advisers uses a cross-product approach, conducting top-down market assessments with respect to various subsets of the RMBS market in order to identify the most attractive segments and investment opportunities. In employing this detailed analysis, PRCM Advisers seeks to best capture market inefficiencies and identify the most attractive securities. We select our RMBS based on factors that include extensive analysis of the underlying loans, including prepayment trends, average remaining life, amortization schedules, fixed versus floating interest rates, geographic concentration, property type, loan-to-value ratios and credit scores. Considering the multi-trillion dollar size of the U.S. RMBS market, we can be selective with our investments and buy only the securities we deem to be the most attractive. We believe this holistic, relative-value approach to the non-Agency and Agency RMBS investments may achieve higher risk-adjusted returns than an approach that focuses on a single sector of the residential mortgage market.
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
Our focus on loan level and local market analysis allows us to track and understand borrower performance, which we consider important to our overall investment strategy. Our ability to track real-time variables such as market specific home prices and unemployment rates provides us with valuable insights and helps with specific asset selection decisions. We believe that sophisticated analysis of both macro- and micro-economic factors will enable us to manage cash flow and distributions while preserving our stockholders’ capital.
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
Extensive Strategic Relationships and Experience of PRCM Advisers and its Affiliates
PRCM Advisers and its affiliates maintain extensive long-term relationships with financial intermediaries including prime brokers, investment banks, broker-dealers and asset custodians. We believe these relationships enhance our ability to source, finance, protect and hedge our investments and, thus, enable us to succeed in various credit and interest rate environments. Members of the fixed income investment team have many years of experience and well-established contacts within the RMBS industry. This experience and the associated relationships are beneficial for our stockholders.
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
The initial term of the management agreement expires on October 28, 2013, with automatic one-year renewals at the end of the initial term and each term thereafter. Our independent directors review PRCM Advisers' performance annually and, following the initial term, the management agreement may be terminated annually by us without cause upon the vote of at least two-thirds of our independent directors or by a vote of the holders of a majority of the outstanding shares of our common stock, based upon: (i) PRCM Advisers' unsatisfactory performance that is materially detrimental to us or (ii) our determination that the management fees payable to PRCM Advisers are not fair, subject to PRCM Advisers' right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. We are required to provide PRCM Advisers with 180 days' prior notice of such termination. Upon termination without cause, we will pay PRCM Advisers a termination fee, as described below. We will also pay a termination fee to PRCM Advisers if PRCM Advisers terminates the management agreement due to our material breach of such agreement. We may terminate the management agreement with 30 days' prior notice from our board of directors, without payment of a termination fee, for cause, as defined in the management agreement. PRCM Advisers may terminate the management agreement if we become required to register as an investment company under the 1940 Act, with such termination deemed to occur immediately before such event, and may also decline to renew the management agreement by providing us with 180 days' prior notice, in either case of which we would not be required to pay a termination fee.

Base Management Fee
The base management fee paid to PRCM Advisers is 1.5% of our stockholders' equity per annum, calculated and payable quarterly in arrears.
For purposes of calculating the management fee, our stockholders' equity means the sum of the net proceeds from all issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus our retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that we have paid for repurchases of our common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in accounting principles generally accepted in the United States of America, or GAAP, and certain non-cash items after discussions between PRCM Advisers and our independent directors and approval by a majority of our independent directors. To the extent asset impairments reduce our retained earnings at the end of any completed calendar quarter it will reduce the base management fee for such quarter. Our stockholders' equity for the purposes of calculating the base management fee could be greater than the amount of stockholders' equity shown on the consolidated financial statements. In connection with the Silver Bay transaction, the management fee payable by us to PRCM Advisers for the quarter ended June 30, 2013 will be reduced by $4.3 million.
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

•
We have a formal internal audit function, through the current use of an outsourced firm, to further the effective functioning of our internal controls and procedures. Our internal audit plan, which is approved annually by our Audit Committee, is based on a formal risk assessment and is intended to provide management and our Audit Committee with an effective tool to identify and address areas of financial or operational concerns and to ensure that appropriate controls and procedures are in place. We have implemented Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the SOX Act, which requires an evaluation of internal control over financial reporting in association with our financial statements as of December 31, 2012. (See Item 9A, “Controls and Procedures” included in this Annual Report on Form 10-K.)

Competition
Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring our target assets, we compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental agencies and other entities. Some of these entities may not be subject to the same regulatory constraints that we are (i.e., REIT compliance or maintaining an exemption under the 1940 Act). Many of our competitors are significantly larger than us, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Current market conditions may attract more competitors for certain of our target assets, which will not only affect the supply of assets but may also increase the competition for sources of financing for these assets. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common stock.
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
As of the date of this filing, we do not intend to invest in the securities of other REITs, other entities engaged in real estate activities or securities of other issuers for the purpose of exercising control over such entities. As of the date of this filing, we hold shares of Silver Bay common stock; however, our investment in Silver Bay is the direct result of the contribution of our single-family rental property portfolio.
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
Other Historical Information
We were incorporated on May 21, 2009 and commenced operations as a publicly traded company on October 28, 2009, upon completion of a merger with Capitol. Capitol became a wholly-owned indirect subsidiary of Two Harbors upon completion of the merger transaction. Our common stock is listed on the NYSE under the symbol "TWO" and our warrants are listed on the NYSE MKT under the symbol "TWO.WS".
In connection with the merger transaction, warrants to purchase 33,249,000 shares of Two Harbors common stock were issued, of which 7,000,000 were issued to the founding stockholders of Capitol and the remainder were sold to the public. Under the terms of the warrant agreement, as subsequently amended, the warrants have an exercise price of $11.00 per share and an expiration date of November 7, 2013.
We are required to maintain a registration statement related to the resale of 9,906,918 of our warrants and the resale of common stock received upon exercise of those warrants, certain of which warrants are held by other funds managed by Pine River. In addition, for holders to exercise the warrants, we must maintain an effective registration statement related to the common stock underlying the warrants.
Financial Information
Financial information concerning our business for each of 2012, 2011 and 2010 is set forth in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Qualitative and Quantitative Disclosures about Market Risk,” and the consolidated financial statements and the notes thereto, and the supplemental financial information, which are in Part II, Items 7, 7A and 8 of this Annual Report on Form 10-K.
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
We also make available, free of charge, the charters for our Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee, and Risk Oversight Committee, as well as our Corporate Governance Guidelines, Code of Ethics Business Conduct and Ethics, Whistleblowing Procedures and Stockholder Communication Policy. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any executive officer, director or senior officer (as defined in the Code of Ethics).
Our Investor Relations Department can be contacted at 601 Carlson Parkway, Suite 1400, Minnetonka, MN 55305, Attn: Investor Relations, or by telephone at (612) 629-2500.

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

•	changes in the values of securities we own and the impact of adjustments reflecting those changes on our income statement and balance sheet, including our stockholders' equity;

•	our ability to generate the amount of cash flow we expect from our investment portfolio;

•	changes in our investment, financing, and hedging strategies and the new risks that those changes may expose us to;

•	changes in the competitive landscape within our industry, including changes that may affect our ability to retain or attract personnel;

•	our ability to build successful relationships with loan originators;

•	our ability to acquire mortgage loans in connection with our securitization plans;

•	our ability to securitize the mortgage loans that we acquire;

•	our ability to successfully diversify our business into new asset classes and manage the new risks they may expose us to;

•	our ability to manage various operational risks associated with our business;

•	our ability to maintain appropriate internal controls over financial reporting;

•	our ability to establish, adjust and maintain appropriate hedges for the risks in our portfolio;

•	our ability to maintain our REIT qualification for U.S. federal income tax purposes; and

•	limitations imposed on our business due to our REIT status and our status as exempt from registration under the 1940 Act.
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
Our results of operations are materially affected by conditions in the mortgage and residential real estate markets, the financial markets and the economy generally. In recent years, concerns about the mortgage market, significant declines in home prices, increases in home foreclosures, high unemployment, the availability and cost of credit and rising government debt levels, as well as inflation, energy costs, the so-called "fiscal cliff" and European sovereign debt issues, have contributed to increased volatility and uncertainty for the economy and financial markets. The mortgage market continues to be adversely affected by the tightening of lending standards and general availability of credit since the 2008 financial crisis, and there is no assurance that these conditions have stabilized or that they will not worsen. This has an impact on new demand for homes, which will compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates (or losses) and mortgage loan delinquencies. The continued stagnation in or a further deterioration of the mortgage market may cause us to experience losses related to our assets. Declines in the market values of our investments may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to stockholders.
Actions of the U.S. Government, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or the market response to those actions, may not achieve the intended results; our business may not benefit from these actions and further government or market developments could adversely affect us.
In response to turmoil in the financial markets beginning in 2007, the U.S. Government, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken a number of actions designed to stabilize the financial markets, including the enactment of the Emergency Economic Stabilization Act of 2008 to, among other things, establish the Troubled Asset Relief Program, or TARP, to purchase certain assets from financial institutions; the enactment of the Housing and Economic Recovery Act of 2008, which established a new regulator for Fannie Mae and Freddie Mac; the establishment of the Term Asset-Backed Securities Loan Facility, or TALF, to provide non-recourse loans to borrowers to fund their purchase of certain eligible assets, such as certain asset-backed securities and commercial mortgage-backed securities; the establishment of the Public-Private Investment Program, which was designed to encourage the transfer of certain legacy assets, including real estate-related assets, off of the balance sheets of financial institutions; the implementation of the Home Affordable Modification Program, or HAMP, to facilitate the modification of delinquent mortgages and reduce foreclosures; the Home Affordable Refinance Program, or HARP, to provide refinancing assistance to borrowers who are current on their loans but are not otherwise able to refinance and obtain more affordable payments; and the Federal Reserve's quantitative easing program, pursuant to which it has acquired and is continuing to acquire billions of dollars of RMBS as a means to inject additional capital into the U.S. economy.
There can be no assurance that, in the long term, these actions will improve the efficiency and stability of residential mortgage markets or U.S. financial markets. To the extent the financial markets do not respond favorably to any of these actions or such actions do not function as intended, our business may be harmed. In addition, because the programs are designed, in part, to improve the markets for certain of our target assets, the establishment of these programs may result in increased competition for attractive opportunities in our target assets or, in the case of government-backed refinancing and modification programs, may have the effect of reducing the revenues associated with certain of our target assets. The U.S. Government, the Federal Reserve, the U.S. Treasury and other governmental and regulatory bodies may take additional actions in the future to address the financial crisis and stimulate the economic recovery. We cannot predict whether or when such actions may occur, and such actions could have an adverse effect on our business, results of operations and financial condition.
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
In a further attempt to stabilize the financial and housing markets, in December 2009 the U.S. Government committed virtually unlimited capital to ensure the viability of Fannie Mae and Freddie Mac into 2013. Despite projections that the FHFA will continue to provide financing beyond 2013, there is no assurance that such capital will always be available, or that the agencies will always honor their guarantees and other obligations. If these GSEs fail to honor their guarantees, the value of any Agency RMBS assets that we hold would decline.

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
On July 21, 2010, President Obama signed into law major financial services reform legislation in the form of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank Act significantly changes the regulation of financial institutions and the financial services industry, including the mortgage industry. The Dodd-Frank Act tasks many agencies with issuing a variety of new regulations, including rules related to mortgage origination, mortgage servicing, securitization transactions and derivatives. A significant number of rules and regulations under the Dodd-Frank Act have yet to be proposed or adopted, and many of those that have been adopted have yet to take effect; as a result, it is not yet certain whether and how these additional regulations will affect the mortgage industry, including the availability of credit, the ability to execute securitization transaction and the investing environment for RMBS, interest rate swaps and other derivatives. Consequently, it is not possible for us to predict how any additional regulation under the Dodd-Frank Act will affect our business, and there can be no assurance that the Dodd-Frank Act will not have an adverse effect on our business, results of operations and financial condition.
We operate in a highly competitive market and we may not be able to compete successfully.
We operate in a highly competitive market. Our profitability depends, in large part, on our ability to acquire a sufficient supply of our target assets at favorable prices. In acquiring assets, we compete with a variety of investors, including other mortgage REITs, specialty finance companies, public and private investment funds, commercial and investment banks, broker-dealers, commercial finance and insurance companies, the GSEs, and other financial institutions. Many of our competitors are substantially larger and have greater financial, technical, marketing and other resources than do we. Additionally, we face significant competition from governmental actions and initiatives designed to stimulate the U.S. economy and mortgage market, including competition for RMBS assets from the Federal Reserve as a result of its quantitative easing policy, and competition from Fannie Mae and Freddie Mac in purchasing and securitizing mortgage loans. Competition for our target assets may lead to the price of such assets increasing and their availability decreasing, which may limit our ability to generate desired returns, reduce our earnings and, in turn, decrease the cash available for distribution to our stockholders.
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
We may engage in new business initiatives and invest in diverse types of assets and these activities could expose us to new, different or increased risks.
We frequently evaluate new business opportunities and investment strategies that would allow us to diversify our business. We have invested in and may in the future invest in a variety of mortgage-related and other financial assets that may or may not be closely related to our current core RMBS business. Additionally, we may enter other operating businesses that may or may not be closely related to our current RMBS business. These new assets or business operations may have new, different or increased risks than what we are currently exposed to in our core RMBS business and we may not be able to manage these risks successfully. Additionally, when investing in new assets or businesses we will be exposed to the risk that those assets, or income generated by those assets or businesses, will affect our ability to meet the requirements to maintain our REIT status or our status as exempt from registration under the 1940 Act. If we are not able to successfully manage the risks associated with new assets types or businesses, it could have an adverse effect on our business, results of operations and financial condition.
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
If we were required to register with the CFTC as a Commodity Pool Operator, it could adversely affect our business model, our financial condition and our results of operations.
Under the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission, or CFTC, was given jurisdiction over the regulation of swaps. Under new rules implemented by the CFTC, companies that utilize swaps as part of their business model, including many mortgage REITS, are deemed to fall within the statutory definition of Commodity Pool Operator, or CPO, and, absent relief from the Division or the Commission, are required to register with the CFTC as a CPO. As a result of numerous request from no-action relief from CPO registration, on December 7, 2012 the CFTC issued no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts,” which permits a CPO to receive relief from registration requirements by filing a claim stating that the CPO meets the criteria specified in the no-action letter. We submitted a claim for relief within the required time period and believe we meet the criteria for such relief. There can be no assurance, however, that the CFTC will not withdraw the no-action letter in the future or that we will continue to satisfy the criteria specified in the no-action letter in order to qualify for relief from CPO registration. If we were required to register as a CPO in the future or change our business model to ensure we can continue to satisfy the requirement of the no-action relief, it could impact our ability to operate our business and adversely affect our financial condition and results of operations.
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
In connection with certain of our repurchase agreements we are required to maintain certain financial covenants the most restrictive of which requires that, on any date, (i) the ratio of the our total indebtedness to our tangible net worth, on a consolidated basis, shall not be greater than a threshold established by a formula which considers the aggregate market value of certain securities owned by us divided by our adjusted gross assets; (ii) our liquidity, on a consolidated basis, shall not be less than $55,000,000 and the aggregate amount of unrestricted cash or cash equivalents held by us shall be not less than $35,000,000; and (c) our tangible net worth, on a consolidated basis, shall not be less than $1.0 billion.

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
Hedging instruments involve risk because they may not be traded on regulated exchanges, guaranteed by an exchange or its clearinghouse, or regulated by any U.S. or foreign governmental authorities. Consequently, there may be no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Rules and regulations proposed and/or implemented by the CFTC under the Dodd-Frank Act may make our hedging more difficult or increase our costs. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty will most likely result in its default. Default by a hedging counterparty may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.
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

Our Manager has limited experience acquiring mortgage loans and has not previously completed a securitization transaction.
Our plans to acquire and securitize residential mortgage loans are subject to many of the same risks as those related to our other target assets, including risks related to changes in interest rates, economic factors in general, prepayment speeds, default risks and risks related to hedging strategies. However, our manager, PRCM Advisers, has limited experience in acquiring mortgage loans in the secondary market and has not previously completed a securitization transaction. Through the use of existing resources within Pine River, the addition of new personnel having significant experience and related skill sets, and the use of experienced outside advisors, we believe that PRCM Advisers has sufficient experience to conduct our securitization program. Nonetheless, these are new business activities for us, and there can be no assurance that we will be able to implement our securitization program successfully, or at all.
We may finance the residential mortgage loans we acquire, which subjects us to additional risk under short-term financing agreements with lenders.
We may finance the residential mortgage loans that we acquire prior to any planned securitization and, as a result, we will be subject to additional risks under short-term financing agreements, such as repurchase agreements, with third party lenders. Repurchase agreements typically specify in detail the characteristics of eligible mortgages which may be financed under the repurchase agreements, and those specified characteristics are different than those contained in the repurchase facilities we use to finance our other target assets. Many of the events which could cause the mortgage loans to become ineligible are not within our sole control. If the mortgage loans we acquire become ineligible to be financed under these facilities, we may be subject to less favorable advance rates, or haircuts, under the repurchase facilities, or we may be required to repurchase the ineligible mortgages on short notice. Additionally, similar to the repurchase agreements we use to finance our RMBS, if the fair value of the mortgage loans we pledge as collateral declines, we would be required to increase the amount of collateral pledged to secure the debt or repay all of a portion of the debt.
The short-term financing agreements we intend to use to finance our residential mortgage loans may not be available to us when needed, including in circumstances where a line of credit had previously been committed to us. In addition, the terms and conditions of any such agreements may be unfavorable to us or impose restrictive covenants that could limit our business and operations or the violation of which could lead to losses and inhibit our ability to borrow in the future. If we are unable to finance the mortgage loans we acquire, we will have to use our capital to hold these mortgage loans, which will reduce the capital available to invest in our other target assets such as Agency RMBS and Non-Agency RMBS.
We may not be able to acquire residential mortgage loans.
The success of our securitization program will depend upon sourcing a large volume of desirable residential mortgage loans. We may be unable to do so for many reasons. We may be unable to locate originators that are able or willing to originate mortgage loans that meet our standards and we may not be able to source acquisitions of bulk pools of mortgage loans from originators, banks and other sellers, in either case, on terms and conditions favorable to us. Additionally, competition for mortgage loans may drive down supply or drive up prices, making it uneconomical to purchase the loans. General economic factors, such as recession, declining home values, unemployment and high interest rates, may limit the supply of available loans. As a result, we may incur additional costs to acquire a sufficient volume of mortgage loans or be unable to acquire mortgage loans at a reasonable price. If we cannot source an adequate volume of desirable loans, our securitization program may be unprofitable, and we may hold individual loans for long periods, increasing our exposure to the credit of the borrowers and requiring capital that might be better used elsewhere in our business.
We will be exposed to credit risk on the residential mortgage loans we acquire and securitize and we may not be able to successfully manage those risks and mitigate our losses.
Despite our efforts to manage credit risk related to the residential mortgage loans we acquire and securitize, there are many aspects of credit risk that we cannot control. Our due diligence, underwriting, quality control and loss mitigation policies and procedures may not be effective at preventing or limiting borrower delinquencies and defaults, and the loan servicing companies that service the mortgages loans may not cooperate with our loss mitigation policies or their efforts may be ineffective. Additionally, the third party service providers to the securitizations (i.e., trustees, servicers, custodians and others) may not perform in a manner that is consistent with our interests. As a result, we could incur losses that would have an adversely affect our financial condition and results of operations.
We may be subject to repurchase risk in connection with our plans to securitize residential mortgage loans and this could adversely affect our ability to operate a profitable securitization program.
When engaging in securitization transactions, we may be required to make representations and warranties to the securitization entities that purchase the residential mortgage loans from us regarding, among other things, certain characteristics of those mortgage loans. If our representations and warranties are inaccurate, we may be obligated to repurchase certain mortgage loans, which may result in a loss. Even if we obtain representations and warranties from the loan originator or other parties from whom we acquired the mortgage loans, they may not correspond with the representations and warranties we make or may otherwise not protect us from losses. For example, if representations and warranties we obtain from those parties do not exactly align with the representations and warranties we make, or if the representations and warranties made to us are not enforceable or if we cannot collect damages for a breach (e.g., due to the financial condition of the party that made the representation or warranty to us), we may incur losses.
The purchase of residential mortgage loans in the secondary market requires us, in some circumstances, to maintain certain licenses and failure to maintain those licenses may adversely affect our ability to acquire mortgage loans and successfully operate our securitization program.
The purchase of residential mortgage loans in the secondary market, in some circumstances, requires us to maintain certain licenses. In connection with these licenses we are required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that we will be able to satisfy those requirements on an ongoing basis. Our failure to maintain required licenses may expose us to penalties or other claims and may affect our ability to acquire an adequate and desirable supply of mortgage loans to conduct our securitization program and, as a result, could harm our business.
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
We cannot predict how the Dodd-Frank Act and the other regulations that have been proposed will affect our ability to execute securitizations of residential mortgage loans. For example, Section 15G of the 1934 Act, as modified by the Dodd-Frank Act, generally requires the issuer of asset-backed securities to retain not less than five percent of the credit risk of the assets collateralizing the asset-backed securities. Section 15G includes an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages.” The Dodd-Frank Act, however, left the definition of “qualified residential mortgage” to be determined by a federal rule-making process. In March 2011, federal regulators proposed a definition for the terms, as well as other rules related to the risk retention requirements of Section 15G, but as of the date of this Annual report those regulations have not been finalized.
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
Other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions that traditionally purchase and hold asset-

backed securities, could result in less investor demand for securities issued through securitization transactions we plan to execute or increased competition from other institutions that execute securitization transactions.
Rating agencies may affect our ability to execute securitization transactions, or may reduce the returns we would otherwise expect to earn from securitization transactions.
Rating agencies have historically played a central role in the securitization markets. Many purchasers of asset-backed securities require that a security be rated by the agencies at or above a specific grade before they will consider purchasing it. The rating agencies could adversely affect our ability to execute securitization transactions by deciding not to publish ratings for our securitization transaction (or deciding not to consent to the inclusion of those ratings in the prospectuses we may file with the SEC relating to securitization transactions), or by assigning ratings that are below the thresholds investors require. Further, rating agencies could alter their ratings processes or criteria after we have accumulated loans for securitization in a manner that reduces the value of previously acquired loans or that requires us to incur additional costs to comply with those processes and criteria. Moreover, the ratings agencies have come under heavy criticism for their perceived role in the financial crisis that started in 2008, and as a result their role and business model may change in ways that adversely affect our ability to execute securitization transactions.
We may be subject to fines or other penalties based upon the conduct of the mortgage loan originators and brokers that originated the mortgage loans that we subsequently acquire.
Mortgage lenders are subject to strict and evolving consumer protection laws and other legal obligations with respect to the origination of residential mortgage loans. For example, the federal Home Ownership and Equity Protection Act of 1994, or HOEPA, requires lenders to make certain disclosure and comply with certain limitations with respect to loans that are considered to be “high cost” loans. While these laws may not explicitly hold us responsible for the legal violations of these third parties, federal and state agencies and private litigants have increasingly sought to impose such liability. In addition, various regulators and plaintiffs' lawyers have sought to hold assignees of mortgage loans liable for the alleged violations of the originating lender under theories of express or implied assignee liability. Accordingly, we may be subject to fines, penalties or civil liability based upon the conduct of the mortgage lenders that originated the mortgage loans we hold.

Risks Related to our Management and Relationship with PRCM Advisers and Pine River
We are dependent on PRCM Advisers and Pine River and may not find a suitable replacement if we or PRCM Advisers terminates the management agreement.
We have no employees. Instead, we are completely reliant on the employees provided to us by PRCM Advisers, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. PRCM Advisers may not have sufficient access to Pine River's employees, systems and facilities in order to comply with its obligations under the management agreement. We are also subject to the risk that PRCM Advisers will terminate the management agreement and that no suitable replacement will be found.
The current term of the management agreement expires on October 28, 2013 and will automatically renew for successive one-year terms unless terminated by us or PRCM Advisers as set forth in the management agreement. If the management agreement is terminated and no suitable replacement is found to manage Two Harbors, we may not be able to continue to execute on our business plan.
We will have no recourse to Pine River if it does not fulfill its obligations under the shared facilities and services agreement.
Neither we nor PRCM Advisers has any employees, and PRCM Advisers does not have separate facilities. As a result, PRCM Advisers has entered into a shared facilities and services agreement with Pine River pursuant to which PRCM Advisers is provided with the personnel, services and resources necessary for PRCM Advisers to perform its obligations and responsibilities under the management agreement in exchange for certain amounts payable by PRCM Advisers. Because we are not a party to the shared facilities and services agreement, we will not have any recourse to Pine River if it does not fulfill its obligations under the shared facilities and services agreement, or if Pine River and PRCM Advisers choose to amend or terminate the shared facilities and services agreement.
There are conflicts of interest in our relationship with Pine River and its affiliates, including PRCM Advisers, which could result in decisions that are not in the best interests of our stockholders.
We are subject to conflicts of interest arising out of our relationship with Pine River and its affiliates, including PRCM Advisers. PRCM Advisers is wholly-owned by Pine River. Each of Brian Taylor (the Chairman of our Board of Directors), Thomas Siering (a Director, and our Chief Executive Officer and President), and Bill Roth (our Chief Investment Officer) is a partner and owner of equity interests in Pine River. All of our other executive officers are employees or partners of Pine River. In addition, Mark D. Ein (the non-executive Vice Chairman of Two Harbors' Board of Directors) owns an interest in CLA Founders LLC, which, in consideration for services to be provided to PRCM Advisers under a sub-management agreement, is entitled to receive a percentage of the management fee earned by PRCM

Advisers, and an affiliate of his is an investor in a private fund for which Pine River serves as investment manager. As a result, the management agreement with PRCM Advisers was negotiated between related parties, and its terms, including fees payable to PRCM Advisers, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with PRCM Advisers.
The management agreement with PRCM Advisers does not prevent PRCM Advisers and its affiliates from engaging in additional management or investment opportunities. Pine River and its affiliates, including PRCM Advisers, engage in additional management or investment opportunities that have overlapping objectives with us, and thus face conflicts in the allocation of resources between us, any other funds they manage and for their own accounts. Additionally, the ability of PRCM Advisers, Pine River and the officers and employees providing services to Two Harbors under the management agreement to engage in other business activities reduces the time PRCM Advisers spends managing Two Harbors. While there are a number of employees who allocate 100% of their time to Two Harbors, certain of our executive officers and employees who provide services to Two Harbors allocate some, or a material portion, of their time to other businesses and activities of Pine River. Under the management agreement, none of these individuals is required to devote a specific amount of time to Two Harbors' affairs. Accordingly, we compete with Pine River, its existing funds, investment vehicles, other ventures and possibly other entities in the future for the time and attention of these officers and other personnel.
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
We compete with current and future investment entities affiliated with Pine River for access to the benefits that our relationship with Pine River provides to Two Harbors, including access to investment opportunities.
There are conflicts of interest in allocating investment opportunities among Two Harbors and other funds, investment vehicles and ventures managed by Pine River. There is a significant overlap in the assets and investment strategies of Two Harbors and Pine River's private funds. Although PRCM Advisers and Pine River have dedicated certain trading and investment personnel to serve Two Harbors full-time, in some cases the same trading and investment personnel may provide services to both entities. Additionally, there are other members of the Pine River investment team that are dedicated full-time to other Pine River strategies and clients and, therefore, do not devote time to Two Harbors and its trading activities. Pine River and its affiliates may in the future form additional funds or sponsor additional investment vehicles and ventures that have overlapping objectives with Two Harbors and therefore may compete with us for investment opportunities and Pine River resources. Pine River has an allocation policy that addresses the manner in which investment opportunities are allocated among the various entities and strategies for which they provide investment management services. However, we cannot assure you that Pine River and PRCM Advisers will always allocate every investment opportunity in a manner that is advantageous for us; indeed, we may expect that the allocation of investment opportunities will at times result in our receiving only a portion of, or none of, certain investment opportunities.
The loss of our access to Pine River's investment professionals and principals may adversely affect our ability to achieve our investment objectives.
We depend on PRCM Advisers' access, through a shared facilities and services agreement, to the investment professionals and principals of Pine River and the information and origination opportunities generated by Pine River's investment professionals and principals during the normal course of their investment and portfolio management activities. These investment professionals and principals evaluate, negotiate, structure, close and monitor our investments and our financing activities and we depend on their continued service. The departure of a significant number of the investment professionals or principals of Pine River could have a material adverse effect on our ability to achieve our investment objectives. In addition, certain Pine River investment personnel and principals are dedicated to strategies and clients other than Two Harbors and, as a result, Two Harbors may not benefit from some or all of the investment opportunities they generate. Further, we cannot assure you that PRCM Advisers will remain as Two Harbors' manager or that we will continue to have access to Pine River's investment professionals or principals or its information and asset origination opportunities.
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
PRCM Advisers is entitled to receive a management fee that is based on our stockholders' equity at the end of each quarter, regardless of our financial performance. Accordingly, significant management fees will be payable to PRCM Advisers even if we have a net loss during a quarter. PRCM Advisers' right to such compensation may not provide sufficient incentive to PRCM Advisers to devote sufficient time and effort to maximize risk-adjusted returns on our investment portfolio, which could, in turn, adversely affect our financial results. Further, the management fee structure gives PRCM Advisers the incentive to maximize stockholders' equity by the issuance of new common stock or the retention of existing equity, regardless of the effect of these actions on existing stockholders. In other words, the management fee structure rewards PRCM Advisers primarily based on the size of Two Harbors, and not on our returns to stockholders.
Termination of the management agreement may be difficult and costly, which may adversely affect our inclination to end our relationship with PRCM Advisers.
Termination of the management agreement with PRCM Advisers without cause is difficult and costly. We have the right to terminate for cause; however, the term “cause” is limited to certain specifically described circumstances. In the absence of cause, we may only terminate it after October 28, 2013, upon the vote of at least two-thirds of all of our independent directors or by a vote of the holders of a majority of the outstanding shares of our common stock. Additionally, upon a termination by Two Harbors without cause (or upon a termination by PRCM Advisers due to our material breach), the management agreement requires us to pay PRCM Advisers a termination payment equal to three times the sum of the average annual base management fee received by PRCM Advisers during the 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter. This provision increases the effective cost to us of terminating our relationship with PRCM Advisers, even if we believe that PRCM Advisers' performance is not satisfactory.
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
We seek to generate current income and capital appreciation for our stockholders. However, the assets that we acquire may not appreciate in value and, in fact, may decline in value. Additionally, the securities and mortgage loans that we acquire may experience defaults of interest and/or principal payments, which could result in significant losses related to such assets. Accordingly, we may not be able to realize gains or income from our assets. Any gains that we do realize may not be sufficient to offset other losses that we experience. Any income that we realize may not be sufficient to offset our expenses.

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
In the event of a default on a mortgage loan that we hold in our portfolio or a mortgage loan underlying a non-Agency RMBS in our portfolio, we bear the risk of loss as a result of the potential deficiency between the value of the collateral and the debt owed on the mortgage, as well as the costs and delays of foreclosure or other remedies, the costs of maintaining and ultimately selling a property after foreclosure.
Any sustained period of increased payment delinquencies, defaults, foreclosures or losses on our non-Agency RMBS and mortgage loans could adversely affect our revenues, results of operations, financial condition, business prospects and ability to make distributions to stockholders.
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
Although as a general policy we seek to acquire and hold a diverse portfolio of assets, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our asset portfolio may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our shares or warrants and accordingly reduce our ability to pay dividends to our stockholders. The portfolio may contain other concentrations of risk, and we may fail to identify, detect or hedge against those risks, resulting in large or unexpected losses.
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
Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of target assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment and business objectives. Rising interest rates may also cause our target assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends may be materially and adversely affected.
The assets in our portfolio are recorded at fair value; however, there may be substantial uncertainty as to the value of certain assets.
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
The U.S. Government, through the Federal Reserve, the Federal Housing Administration, or FHA, and the Federal Deposit Insurance Corporation, or FDIC, has implemented a number of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures, including HAMP, which seeks to provide relief to homeowners whose mortgages are in foreclosure, and HARP, which allows certain borrowers who are underwater in their mortgage but current on their mortgage payments to refinance their loans. These programs and other loss mitigation programs may involve, among other things, the modification or refinancing of mortgage loans to reduce the principal amount of the loans, reduction in the rate of interest payable on the loans, and extend the payment terms of the loans. Loan modifications may lead to fewer foreclosures and reduce the losses on non-Agency RMBS arising from foreclosures, however loan modifications and refinancings may also result in significant reductions in cash flows to the holders of the RMBS. We attempt to factor in the likelihood and potential consequences of loan modification and refinancing programs in making our investment decisions; however, we cannot assure you that our analysis will be correct. As a result, loan modification and refinancing programs, as well as future legislative or regulatory actions that result in the modification or refinancing of outstanding mortgage loans, may adversely affect the value of, and the returns on, our assets.
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
The failure of our RMBS assets that are subject to a repurchase agreement to qualify as real estate assets would adversely affect our ability to qualify as a REIT.
We may enter into repurchase agreements under which we will nominally sell certain of our RMBS assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we will be treated for U.S. federal income tax purposes as the owner of the RMBS assets that are the subject of any such agreement notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the RMBS assets during the term of the repurchase agreement, in which case we could fail to qualify as a REIT.
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
Even though we have elected to be taxed as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, prohibited transactions, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes, including mortgage recording taxes. In addition, we will hold some of our assets through wholly owned TRSs. Our TRSs and any other taxable corporations in which we own an interest will be subject to U.S. federal, state and local corporate taxes. Payment of these taxes generally would reduce our cash flow and the amount available to distribute to stockholders.
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
The maximum U.S. federal income tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20% beginning in 2013 (under current law). Prior to 2013, legislation enacted in 2003 generally reduced the maximum U.S. federal income tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates to 15% through 2012. Dividends payable by REITs, however, are generally not eligible for these reduced rates. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including Two Harbors' shares. Also, to the extent that tax rates change after 2013, the attractiveness of an investment in our shares may decrease, which could adversely affect the value of our securities.

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
The provisions of the Code relating to REITs may limit our ability to sell properties at a profit without incurring unfavorable tax consequences. Generally, sales of property within two years of acquisition, and sale of multiple properties within one year, may result in the gains from such sales being subject to 100% taxation.

Risks Related to Our Securities
Future issuances and sales of shares of our common stock may depress the market price of our common stock or warrants or have adverse consequences for our stockholders or warrantholders.
On December 18, 2012, we filed articles of amendment to our amended and restate charter. The purpose of the amendment was to increase our authorized shares of common stock from 450,000,000 shares to 900,000,000 shares. As of December 31, 2012, 298,813,258 shares of common stock were issued and outstanding and 13,531,429 warrants to purchase 13,531,429 shares of common stock were issued and outstanding. Our 2009 equity incentive plan provides for grants of restricted common stock and other equity-based awards, subject to a ceiling of 200,000 shares available for issuance under the plan. As of December 31, 2012, we have granted an aggregate of 110,393 shares of restricted common stock to our independent directors pursuant to the 2009 equity incentive plan, of which 85,068 shares have vested and 25,325 shares remain subject to vesting restrictions.
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
Further warrants may be exercised, which would increase the number of shares of our common stock eligible for future resale in the public market.
As of December 31, 2012, outstanding redeemable warrants to purchase an aggregate of 13,531,429 shares of our common stock (of the original 33,249,000 issued in connection with the conversion, pursuant to the merger, of the Capitol warrants issued in Capitol's initial public offering) remain exercisable at an exercise price of $11.00 per share. The warrant exercise price may be lowered under certain circumstances, including, among others, in our sole discretion at any time prior to the expiration date of the warrants for a period of not less than ten business days; provided, however, that any such reduction shall be identical in percentage terms among all of the warrants. These warrants likely will be exercised if the market price of the shares of our common stock equals or exceeds the warrant exercise price. Therefore, as long as warrants remain outstanding, there will be a drag on any increase in the price of our common stock in excess of the warrant exercise price. To the extent such warrants are exercised, additional shares of our common stock will be issued, which would dilute the ownership of existing stockholders. Further, if these warrants are exercised at any time in the future at a price lower than the book value per share of our common stock, existing stockholders could suffer substantial dilution of their investment, which dilution could increase in the event the warrant exercise price is lowered. Additionally, if we were to lower the exercise price in the near future, the likelihood of this dilution could be accelerated.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our executive and administrative office is located at 601 Carlson Parkway, Suite 1400, Minnetonka, Minnesota 55305, telephone (612) 629-2500. In Minnetonka, we lease 14,064 square feet of office space pursuant to a lease that expires in June 2021. We also have an office at 590 Madison Avenue, Suite 3600, New York, NY 10021, which primarily supports our investment operations. In New York, we lease 5,768 square feet of office space pursuant to a lease that expires in June 2017. In accordance with the shared facilities and services agreement between PRCM Advisers and Pine River, we may share our lease space with Pine River personnel and/or utilize additional Pine River office space in Minnetonka, New York and San Francisco.

Item 3. Legal Proceedings
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

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information
Our common stock is listed on the NYSE and our warrants are listed on the NYSE MKT under the symbols “TWO” and “TWO.WS,” respectively. As of the date of this filing, 298,855,855 shares of common stock and 13,414,929 warrants were issued and outstanding.
The following table shows the high and low sales prices for our common stock and warrants as reported on the NYSE and the NYSE MKT during the calendar years ended December 31, 2012 and December 31, 2011:

Quarter Ended	Common Stock		Warrants
2012	High	Low	High	Low
December 31	$12.20	$9.85	$1.35	$0.28
September 30	$12.08	$10.40	$1.05	$0.22
June 30	$10.76	$9.94	$0.25	$0.10
March 31	$10.63	$9.03	$0.25	$0.09
2011
December 31	$9.78	$7.72	$0.24	$0.07
September 30	$11.06	$8.68	$0.45	$0.18
June 30	$10.89	$9.92	$0.44	$0.30
March 31	$11.51	$9.60	$0.54	$0.20

Holders
As of February 20, 2013, there were 197 registered holders and approximately 116,600 beneficial owners of our common stock. As of February 20, 2013, all of the outstanding warrants to purchase shares of our common stock were held in investment accounts through banks, brokers or other nominees; based on public filings, we do not believe that any beneficial owner of our warrants holds 5% or more of the outstanding warrants.

Dividends
On December 17, 2012, we declared dividends to common stockholders payable on January 18, 2013 totaling $164.3 million, or $0.55 per share. The following table presents cash dividends declared on our common stock from October 28, 2009 through December 31, 2012:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 17, 2012	December 31, 2012	January 18, 2013	$0.55
September 12, 2012	September 24, 2012	October 22, 2012	$0.36
June 12, 2012	June 22, 2012	July 20, 2012	$0.40
March 14, 2012	March 26, 2012	April 20, 2012	$0.40
December 14, 2011	December 27, 2011	January 20, 2012	$0.40
September 14, 2011	September 26, 2011	October 20, 2011	$0.40
June 14, 2011	June 24, 2011	July 20, 2011	$0.40
March 2, 2011	March 14, 2011	April 14, 2011	$0.40
December 8, 2010	December 17, 2010	January 20, 2011	$0.40
September 13, 2010	September 30, 2010	October 21, 2010	$0.39
June 14, 2010	June 30, 2010	July 22, 2010	$0.33
March 12, 2010	March 31, 2010	April 23, 2010	$0.36
December 21, 2009	December 31, 2009	January 26, 2010	$0.26

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
We have not established a minimum distribution level for our common stock. See Item 1A, “Risk Factors,” and Item 7, “Management's Discussion and Analysis of Financial Conditions and Results of Operations,” of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends at the same level in 2013 and thereafter.
Our stock transfer agent and registrar is Computershare. Requests for information from Computershare can be sent to Computershare, P.O. Box 3580160, Pittsburgh, PA 15252-8010 and their telephone number is 1-800-851-9677.

Securities Authorized for Issuance under Equity Compensation Plans
We adopted our 2009 equity incentive plan to provide incentive compensation to attract and retain qualified directors, officers, advisers, consultants and other personnel, including PRCM Advisers and affiliates and personnel of PRCM Advisers and its affiliates, and any joint venture affiliates of ours. The 2009 equity incentive plan is administered by the compensation committee of our board of directors. The 2009 equity incentive plan permits the granting of restricted shares of common stock, phantom shares, dividend equivalent rights and other equity-based awards. For a detailed description of the 2009 equity incentive plan, see Note 16 - Equity Incentive Plan of the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.
The following table presents certain information about our equity compensation plan as of December 31, 2012:

	December 31, 2012
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	—	$—	89,607
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	89,607

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 5, 2011, our Board of Directors authorized a Share Repurchase Program, which allowed us to repurchase up to 10,000,000 shares of our common stock. On November 14, 2012, our Board of Directors authorized an increase of 15,000,000 shares to the previously authorized share repurchase program for a total of 25,000,000 authorized shares. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject a variety of factors, including market conditions and applicable SEC rules. We did not repurchase any of our shares during the year ended December 31, 2012.

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

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Two Harbors Investment Corp., S&P 500,
NAREIT Mortgage REIT Index, and Pine River Mortgage REIT Index

Two Harbors Investment Corp.
S&P 500
NAREIT Mortgage REIT Index
Pine River Mortgage REIT Index Total Return
Index Value
200
180
160
140
120
100
80
10/28/09
12/31/09
06/30/10
12/31/10
06/30/11
12/31/11
06/30/12
12/31/12

	Period Ending
Index	10/28/09	12/31/09	06/30/10	12/31/10	06/30/11	12/31/11	06/30/12	12/31/12
Two Harbors Investment Corp.	100.00	102.71	93.45	120.52	142.51	133.57	161.71	187.11
S&P 500	100.00	107.39	100.24	123.56	131.01	126.17	135.09	143.13
NAREIT Mortgage REIT Index	100.00	107.52	111.60	131.81	137.26	128.63	150.57	152.48
Pine River Mortgage REIT Index Total Return	100.00	108.11	112.28	130.79	136.47	118.64	142.38	141.20

Item 6. Selected Financial Data
Our selected financial data set forth below should be read in conjunction with our consolidated financial statements and the accompanying notes included under Item 8 of this Annual Report on Form 10-K. Certain amounts for prior periods have been reclassified to conform to the 2012 presentation.

(in thousands, except share data)	For the Years Ended December 31,
	2012	2011	2010	2009 (1)	2008 (1)
Interest income:
Available-for-sale securities	$448,620	$197,126	$39,844	$2,796	$—
Trading securities	4,873	4,159	170	—
Mortgage loans held-for-sale	609	2	—	—	—
Cash and cash equivalents	944	347	107	70	4,443
Total interest income	455,046	201,634	40,121	2,866	4,443
Interest expense	72,106	22,709	4,421	131	—
Net interest income	382,940	178,925	35,700	2,735	4,443
Other-than-temporary impairments:
Total other-than temporary impairment losses	(10,952)	(5,102)	—	—	—
Non-credit portion of loss recognized in other comprehensive income (loss)	—	—	—	—	—
Net other-than-temporary credit impairment losses	(10,952)	(5,102)	—	—	—
Other income:
Gain on investment securities, net	122,466	36,520	6,127	336	—
(Loss) gain on interest rate swap and swaption agreements	(159,775)	(86,769)	(6,344)	364	—
(Loss) gain on other derivative instruments	(40,906)	26,755	7,156	—	—
Gain on mortgage loans	2,270	—	—	—	—
Total other (loss) income	(75,945)	(23,494)	6,939	700	—
Expenses:
Management fees	33,168	14,241	2,989	326	—
Other operating expenses	17,678	9,673	4,578	12,171	1,060
Total expenses	50,846	23,914	7,567	12,497	1,060
Income (loss) from continuing operations before income taxes	245,197	126,415	35,072	(9,062)	3,383
(Benefit from) provision for income taxes	(42,219)	(1,106)	(683)	(318)	1,088
Net income (loss) from continuing operations	287,416	127,521	35,755	(8,744)	2,295
Income (loss) from discontinued operations	4,490	(89)	—	—	—
Net income (loss)	291,906	127,432	35,755	(8,744)	2,295
Accretion of Trust Account income relating to common stock subject to possible conversion	—	—	—	(93)	(236)
Net income (loss) attributable to common stockholders	$291,906	$127,432	$35,755	$(8,837)	$2,059
Basic earnings (loss) per weighted average common share:
Continuing operations	$1.19	$1.29	$1.60	$(0.39)	$0.08
Discontinued operations	0.02	—	—	—	—
Net income (loss)	$1.21	$1.29	$1.60	$(0.39)	$0.08
Diluted earnings (loss) per weighted average common share:
Continuing operations	$1.18	$1.29	$1.60	$(0.39)	$0.08
Discontinued operations	0.02	—	—	—	—
Net income (loss)	$1.20	$1.29	$1.60	$(0.39)	$0.08
Dividends declared per common share	$1.71	$1.60	$1.48	$0.26	$—
Weighted average number of shares of common stock:
Basic	242,014,751	98,826,868	22,381,683	22,941,728	24,936,558
Diluted	242,432,156	98,826,868	22,381,683	22,941,728	24,936,558

(in thousands)	For the Years Ended December 31,
	2012	2011	2010	2009 (1)	2008 (1)
Comprehensive income:
Net income	$291,906	$127,432	$35,755	$(8,744)	$2,295
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	755,174	(81,335)	23,569	(950)	—
Other comprehensive income (loss)	755,174	(81,335)	23,569	(950)	—
Comprehensive income	$1,047,080	$46,097	$59,324	$(9,694)	$2,295

(in thousands)	At December 31,
	2012	2011	2010	2009 (1)	2008 (1)
Available-for-sale securities	$13,666,954	$6,249,252	$1,354,405	$494,465	$—
Total assets	$16,813,944	$8,100,384	$1,797,432	$538,366	$262,095
Repurchase agreements	$12,624,510	$6,660,148	$1,169,803	$411,893	$—
Total stockholders' equity	$3,450,577	$1,270,086	$382,448	$121,721	$184,162
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

General
We are a Maryland corporation focused on investing in, financing and managing residential mortgage-backed securities, or RMBS, residential mortgage loans, and other financial assets. We operate as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code.
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
Our objective is to provide attractive risk-adjusted returns to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. We selectively acquire and manage an investment portfolio of our target assets, which we believe is constructed to generate attractive returns through market cycles. Our target assets include the following:

•
Agency RMBS (which includes inverse interest-only Agency securities classified as Agency Derivatives for purposes of U.S. GAAP), meaning RMBS whose principal and interest payments are guaranteed by the Government National Mortgage Association (or Ginnie Mae), the Federal National Mortgage Association (or Fannie Mae), or the Federal Home Loan Mortgage Corporation (or Freddie Mac);

•	Non-Agency RMBS, meaning RMBS that are not issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac;

•	Residential mortgage loans; and

•	Other financial assets comprising approximately 5% to 10% of the portfolio.

We believe our hybrid Agency and non-Agency RMBS investment model allows management to focus on security selection and implement a relative value investment approach across various sectors within the residential mortgage market, which factors in the opportunities in the marketplace, cost of financing and cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, RMBS asset allocation reflects management's opportunistic approach to investing in the marketplace.
During the year ended December 31, 2012, we did not significantly modify our RMBS asset allocation between Agency and non-Agency RMBS. The following table provides the RMBS asset allocation between Agency and non-Agency RMBS as of December 31, 2012 and the four immediately preceding period ends:

	As of
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Agency RMBS	81.0%	83.7%	81.7%	79.4%	81.3%
Non-Agency RMBS	19.0%	16.3%	18.3%	20.6%	18.7%

As our RMBS asset allocation shifts, our annualized yields and cost of financing shifts. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts; for example, uncertainty of faster prepayments, extension risk and credit events.

For the three months ended December 31, 2012, our net interest spread realized on Agency and non-Agency RMBS was lower than prior periods. Based on recent experience, yields and net interest spreads on Agency and non-Agency RMBS securities are generally lower than what we have historically realized in our portfolio. The following table provides the average annualized yield on our Agency and non-Agency RMBS for the three months ended December 31, 2012, and the four immediately preceding quarters:

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Average annualized yields (1)
Agency RMBS	2.9%	3.1%	3.3%	3.5%	3.5%
Non-Agency RMBS	9.5%	9.6%	9.6%	9.7%	9.7%
Aggregate RMBS	4.0%	4.2%	4.6%	4.9%	4.8%
Cost of financing (2)	1.1%	1.1%	1.0%	1.0%	1.0%
Net interest spread	2.9%	3.1%	3.6%	3.9%	3.8%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

The following table provides the average annualized yield expected on our Agency and non-Agency RMBS as of December 31, 2012, and the four immediately preceding period ends:

	As of
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Average annualized yields (1)
Agency RMBS	2.9%	2.8%	3.3%	3.5%	3.3%
Non-Agency RMBS	9.4%	9.6%	9.6%	9.7%	9.7%
Aggregate RMBS	4.0%	3.8%	4.5%	4.7%	4.7%
Cost of financing (2)	1.2%	1.1%	1.0%	1.0%	1.0%
Net interest spread	2.8%	2.7%	3.5%	3.7%	3.7%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

We seek to deploy moderate leverage as part of our investment strategy. We generally finance our RMBS assets through short-term borrowings structured as repurchase agreements. Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while non-Agency RMBS, with less liquidity and exposure to credit risk, utilize lower levels of leverage. We also finance our U.S. Treasuries, which we hold for trading purposes, and our mortgage loans. We believe the debt-to-equity ratio funding our Agency RMBS, non-Agency and residential mortgage loans is the most meaningful leverage measure as U.S. Treasuries are viewed to be highly liquid in nature. As a result, our debt-to-equity ratio is determined by our RMBS portfolio mix as well as many additional factors, including the liquidity of our portfolio, the sustainability and price of our financing, diversification of our counterparties and their available capacity to finance our RMBS assets, and anticipated regulatory developments. Over the past several quarterly periods, we have generally maintained a debt-to-equity ratio range of 3.0 to 5.0 times to finance our RMBS portfolio and mortgage loans, on a fully deployed capital basis. Our debt-to-equity ratio is directly correlated to the make-up of our RMBS portfolio; specifically, the higher percentage of Agency RMBS we hold, the higher our debt-to-equity ratio is, and vice versa. We may alter the percentage allocation of our portfolio between Agency and non-Agency RMBS depending on the quality of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from common stock offerings we conduct. The debt-to-equity ratio range has been driven by our relatively stable asset allocation between Agency and non-Agency RMBS, as disclosed above. See the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Repurchase Agreements" for further discussion.

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
On December 19, 2012, we completed the contribution of our portfolio of single-family rental properties to Silver Bay Realty Trust Corp. ("Silver Bay"), a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. We contributed our equity interests in the wholly owned subsidiary, Two Harbors Property Investment LLC to Silver Bay, and in exchange for the contribution, received shares of common stock of Silver Bay. Silver Bay completed its initial public offering, or IPO, of its common stock on December 19, 2012. As we will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the years ended December 31, 2012 and 2011.

Overview
Our 2012 efforts focused on three strategic objectives that we believe will position us for long term success.

•
Managing a portfolio of RMBS to generate attractive returns with balanced risks.  We operate a hybrid REIT model, diversifying our portfolio across Agency and non-Agency RMBS in combination with derivative hedging instruments. We manage to an overall low level of interest rate exposure and leverage. We believe carrying a balance of risks within our portfolio is critical to providing an attractive return to our stockholders and our ability to adjust our allocations and deploy capital across sectors allow us to optimize portfolio results over time.

•
Growing our stockholder base and market capitalization to enhance stockholder liquidity and reduce operating expense ratios. During 2012, we completed three common stock offerings, increasing our market capitalization to approximately $3.5 billion as of December 31, 2012. Proceeds from these offerings were deployed efficiently due to opportunities in the market, focusing on assets with attractive risk-adjusted returns. By doing so, we achieved a corresponding increase in daily trading volume, further diversity in stockholder base, and a lower expense ratio as a percentage of equity.

•
Exploring business diversification opportunities in residential mortgage loans and other real estate assets. We pursued a variety of potential opportunities that leverage our core competencies of credit and prepayment risk management. In late 2011, we announced our plan to establish a nonconforming loan securitization program. As of December 31, 2012, we have established the infrastructure for this program, purchased $58.6 million in loans, and we continue to build our originator network to source loans. In late 2012, we announced our interest in pursuing CSLs and MSRs. As of December 31, 2012, we had not purchased any of these assets. We are taking a measured approach as we diversify, keeping true to our strategic long-term plans and our core strengths.

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

We follow the fair value hierarchy set forth above in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we will attempt to obtain Level 2 inputs, observable market prices in inactive markets or derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs and independent pricing service models to estimate fair value measurements. At December 31, 2012, approximately 92.3% of total assets, or $15.5 billion, and approximately 1.0% of total liabilities, or $129.3 million, consisted of financial instruments recorded at fair value. As of December 31, 2012, we had $1.9 million, or less than one percent, of total assets reported at fair value using Level 3 inputs. See Note 12 - Fair Value to the Consolidated Financial Statements, included in this Annual Report on Form 10-K, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.
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
For the year ended December 31, 2012, our unrealized fair value losses on interest rate swap and swaption agreements, which are accounted for as derivative trading instruments under GAAP, negatively affected our financial results. The change in fair value of the interest rate swaps was a result of changes to LIBOR, the swap curve, and corresponding counterparty borrowing rates during the year ended December 31, 2012. Our financial results for the year ended December 31, 2012 were positively affected by unrealized fair value gains on certain U.S. Treasuries classified as trading instruments due to their short-term investment objectives, equity securities, which consist solely of shares of Silver Bay common stock, and mortgage loans held-for-sale. For the year ended December 31, 2011, our unrealized fair value losses on interest rate swap and swaption agreements, which are accounted for as derivative trading instruments under GAAP, negatively affected our financial results. The change in fair value of the interest rate swaps was a result of decreases in the swap curve during the year ended December 31, 2011. Our financial results for the year ended December 31, 2011 were positively affected by unrealized fair value gains on certain U.S. Treasuries classified as trading instruments. In addition, our financial results for the year ended December 31, 2012 and 2011 were affected by the unrealized gains and losses of certain other derivative instruments that were accounted for as trading derivative instruments, i.e., credit default swaps, TBAs and inverse interest-only securities. Any temporary change in the fair value of our available-for-sale securities is recorded as a component of accumulated other comprehensive income and does not impact our earnings.
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
Classification and Valuation of Available-for-Sale and Trading Securities
Our RMBS investments consist primarily of Agency RMBS and non-Agency RMBS that we classify as available-for-sale, or AFS. Our RMBS classified as available-for-sale are carried at their fair value, with changes in fair value recorded through accumulated other comprehensive income (loss), a component of stockholders' equity, rather than through earnings. We also hold U.S. Treasuries for trading purposes. Our trading securities are carried at estimated fair value with changes in fair value recorded as a component of gain on investment securities, net in earnings. If our RMBS AFS were also classified as trading securities, there could be substantially greater volatility in our earnings.
When the estimated fair value of an available-for-sale security is less than amortized cost, we consider whether there is an other-than-temporary impairment in the value of the security that is required to be recognized in the statement of operations. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to whether we (1) have the intent to sell the investment securities, (2) are more likely than not to be required to sell the investment securities before recovery, or (3) do not expect to recover the entire amortized cost basis of the investment securities. Investments with unrealized losses are not considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the amortized cost basis of the investments. If an impairment is determined to be solely driven by the inability to fully recover the entire amortized cost basis over the remaining life of the security, the security is further analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, is then recognized in the statement of operations, while the balance of impairment related to other factors is recognized in other comprehensive income.
Classification and Valuation of Equity Securities
Our equity securities, which consist solely of shares of Silver Bay common stock, are carried at fair value as a result of a fair value option election, with changes in fair value recorded in earnings. Fair value is determined based on the closing market price at period end.
Classification and Valuation of Mortgage Loans Held-for-Sale
Our mortgage loans held-for-sale are carried at fair value as a result of a fair value option election, with changes in fair value recorded in earnings. Fair value is generally determined based on current secondary market pricing and cash flow models using market-based yield requirements.
The methods used by us to estimate fair value for available-for-sale securities, trading securities, equity securities, and mortgage loans may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe that our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We use inputs that are current as of the measurement date, which in periods of market dislocation, may have reduced price transparency.
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
For non-Agency securities purchased at a discount, we account for differences between contractual cash flows and cash flows expected to be collected from our initial investment in debt securities acquired if those differences are attributable, at least in part, to credit quality. We limit the yield that may be accreted (accretable yield) to the excess of an estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the initial investment. The excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference or designated credit reserve) is not recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected is recognized prospectively through adjustment of the yield over the remaining life of the security. Decreases in cash flows expected to be collected are recognized as impairments.
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
Derivatives are primarily used for hedging purposes rather than speculation. We rely on internal models corroborated by quotations from a third party to determine these fair values. If our hedging activities do not achieve their desired results, our reported earnings may be adversely affected.
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

Market Conditions and Outlook
The key macroeconomic factors that impact our business are home prices, interest rates and employment. Home price performance is important to our non-Agency portfolio. We are continuing to see signs of stabilization and some improvement in housing prices. According to CoreLogic, national home prices increased 7.5% as of January 1, 2013 on a rolling 12-month basis. More forecasts call for a continuation of home price appreciation in the next several years, albeit at a slower pace than 2012. Despite the improvement in housing prices, loan-to-values remain high and limit refinancing ability despite low rates and government policy programs. The low interest rate environment is expected to persist, influencing funding costs and prepayment speeds. Low federal funds target rate should benefit funding costs for the next few years. Current employment trends are improving, but unemployment levels remain stubbornly high. Next to loan-to-value ratios, employment is the most powerful determinant of a homeowner's ongoing likelihood to pay their mortgage
The 2012 fiscal year continued to produce a number of regulatory actions in an effort to stabilize economic conditions and increase liquidity in the financial markets. While not intended to be comprehensive, listed below are a few of the more notable regulatory and market events:

•
The Federal Reserve continued actions to lower long-term interest rates. On June 20, 2012 Operation Twist was extended until the end of 2012. The policy, which began in October 2011, involved selling short-term U.S. Treasuries in exchange for the same amount of longer-term bonds intended to lower yields on longer-term bonds and push down interest rates for mortgages and similar borrowings. On September 13, 2012 the Federal Reserve announced plans to launch QE3, a policy that involves buying $40 billion in mortgage backed securities each month, the intent of which is to continue downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative. The Federal Reserve also indicated that it plans to keep short-term interest rates at “exceptionally low levels” until mid-2015.

•
The FHFA's HARP 2.0 program continues until December 31, 2013, in an effort to attract more eligible borrowers who can benefit from refinancing their home mortgage. Key provisions of the program include eliminating certain risk-based fees for borrowers, removing the 125 percent loan-to-value (LTV) ceiling, waiving certain representations and warranties, and eliminating the need for new property appraisals where there is a reliable automated valuation model (AVM). The program's objective to provide an opportunity for responsible homeowners to refinance and encourage borrowers to continue paying on their loans will impact the prepayment speed on certain RMBS. We continue to anticipate that our portfolio prepayment protection characteristics will be largely isolated from this program.

•
Senators Boxer and Menendez plan to reintroduce their refinance legislation, the Responsible Homeowner Refinancing Act, or HARP 3.0, in 2013. The bill seeks to expand eligibility under HARP by removing barriers to competition, guaranteeing equal access to streamlined refinancing for all GSE borrowers, eliminating up-front fees on refinances and appraisal costs for all borrowers, and further streamlining the application process. The bill extends HARP for an additional year.

•
Government programs to provide homeowners with assistance in avoiding residential mortgage loan foreclosures continue to be in effect, including HAMP and other programs. These homeowner assistance programs may involve the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) or the rate of interest payable on the loans, or may extend the payment terms of the loans. They may also allow for streamlined financing, thus increasing prepayments, or for a delay in foreclosures, thus potentially altering the timing and amount of cash flows to certain securities. In general, these homeowner assistance programs, as well as future legislative or regulatory actions, may affect the value of, and the returns on, our RMBS portfolio. To the extent that these programs are successful and fewer borrowers default on their mortgage obligations, the actual default rates realized on our non-Agency RMBS may be less than the default assumptions made by us at the purchase of such non-Agency RMBS. This could cause the realized yields on our non-Agency RMBS portfolio to be higher than expected at time of purchase. Conversely, if these programs lead to forced reductions in principal, certain RMBS could be affected and decrease in value.

The following table provides the weighted average CPR on our Agency RMBS throughout 2012:

	Three Months Ended
Agency RMBS	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Weighted Average CPR	5.6%	6.0%	6.0%	6.6%

We expect that fiscal year 2013 will continue to see regulatory developments in an effort to stabilize economic conditions and increase liquidity in the financial markets. The U.S. economy continues to be burdened by the European debt crisis, elevated unemployment numbers and a struggling housing market, which, despite signs of an approaching recovery, remains burdened with backlogs of homes in the foreclosure process. Meanwhile, mortgage servicers continue to evaluate the impacts of the proposed settlement with State Attorneys General over improper foreclosure practices and the adoption by several states of various legislation aimed at curtailing or modifying foreclosure processes. Events such as these may affect our portfolio.
We believe our blended Agency and non-Agency strategies and our investing expertise will allow us to better navigate the dynamic characteristics of the RMBS environment while GSE reform and any other future regulatory efforts take shape. Having a diversified portfolio allows us to mitigate risks, including the volatility and impacts generated by uncertainty in interest rates and changes in prepayments, home prices and homeowner default rates. As such, we are exploring new opportunities that capitalize on our prepayment and credit expertise, including prime nonconforming residential mortgage loans, credit sensitive loans and mortgage servicing rights.
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

The following table provides the carrying value of our RMBS portfolio by product type:

(dollars in thousands)	December 31, 2012		December 31, 2011
Agency
Fixed Rate	$10,823,674	77.5%	$4,821,479	75.3%
Hybrid ARMs	188,429	1.3%	231,678	3.6%
Total Agency	11,012,103	78.8%	5,053,157	78.9%
Agency Derivatives	301,264	2.2%	155,239	2.4%
Non-Agency
Senior	2,132,272	15.3%	932,867	14.6%
Mezzanine	518,466	3.7%	262,633	4.1%
Interest-only securities	4,113	—%	595	—%
Total Non-Agency	2,654,851	19.0%	1,196,095	18.7%
Total	$13,968,218		$6,404,491

Prepayment speeds and volatility due to interest rates
Our Agency RMBS portfolio is subject to inherent prepayment risk: generally, a decline in interest rates that leads to rising prepayment speeds will cause the market value of our interest-only securities to deteriorate, but will cause the market value of our fixed coupon Agency pools to increase. The inverse relationship occurs when interest rates increase and prepayments slow. We do not expect housing prices to fully stabilize in 2013 and this, combined with elevated unemployment rates and housing inventory, leads us to expect that there will not be a significant increase in prepayment speeds in 2013. However, given the low level of interest rates, the extension of HARP 2.0, and the revamped Home Affordable Refinance Program, prepayment speeds, particularly due to refinancings, have increased on many RMBS. These government actions, combined with other potential government programs, could also lead to a further increase in prepayment speeds in RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio approach, including our security selection process, is well positioned to respond to a variety of market scenarios, including an overall faster prepayment environment.
Although we are unable to predict the movement in interest rates in 2013 and beyond, our blended Agency and non-Agency portfolio strategy is intended to generate attractive yields with a low level of sensitivity to yield curve, prepayments and interest rate cycles.
Our portfolio includes Agency securities, which includes bonds with explicit prepayment protection, lower loan balances (securities collateralized by loans of less than $175,000 in principal), high loan-to-value (or LTV) ratios (securities collateralized by loans with greater or equal to 80% LTV predominantly comprised of Making Homeownership Affordable (or MHA) pools that consist of borrowers who have refinanced through HARP), home equity conversion mortgages (securities collateralized by reverse mortgages), low FICO scores (lower credit borrowers), and seasoned bonds reflecting less prepayment risk due to previously experienced high levels of refinancing. We believe these bond characteristics reduce the prepayment risk to the portfolio.
The following tables provide the carrying value of our Agency RMBS portfolio by vintage and prepayment protection:

	As of December 31, 2012
	Agency RMBS AFS		Agency Derivatives	Total Agency RMBS
(dollars in thousands)	Fixed Rate	Hybrid ARMs
Lower loan balances	$3,982,762	$—	$—	$3,982,762	35%
High LTV (predominantly MHA)	2,904,683	—	—	2,904,683	26%
Home equity conversion mortgages	1,906,957	—	—	1,906,957	17%
Low FICO	781,855	—	—	781,855	7%
Seasoned (2005 and prior vintages)	345,412	129,940	207,869	683,221	6%
Pre-pay lock-out or penalty-based	541,495	13,502	—	554,997	5%
2006 and subsequent vintages	200,390	44,987	—	245,377	2%
2006 and subsequent vintages - discount	160,120	—	93,395	253,515	2%
Total	$10,823,674	$188,429	$301,264	$11,313,367	100%

	As of December 31, 2011
	Agency RMBS AFS		Agency Derivatives	Total Agency RMBS
(dollars in thousands)	Fixed Rate	Hybrid ARMs
Lower loan balances	$2,759,091	$—	$—	$2,759,091	53%
High LTV (predominantly MHA)	211,312	—	—	211,312	4%
Home equity conversion mortgages	939,738	—	—	939,738	18%
Seasoned (2005 and prior vintages)	346,624	146,826	108,957	602,407	12%
Pre-pay lock-out or penalty-based	266,456	34,826	—	301,282	6%
2006 and subsequent vintages	123,323	50,026	—	173,349	3%
2006 and subsequent vintages - discount	174,935	—	46,282	221,217	4%
Total	$4,821,479	$231,678	$155,239	$5,208,396	100%

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
The following tables provide discount information on our non-Agency RMBS portfolio:

	As of December 31, 2012
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$3,685,422	$753,084	$65,493	$4,503,999
Unamortized discount
Designated credit reserve	(1,179,811)	(111,135)	—	(1,290,946)
Unamortized net discount	(718,101)	(216,459)	(61,930)	(996,490)
Amortized Cost	$1,787,510	$425,490	$3,563	$2,216,563

	As of December 31, 2011
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$2,104,161	$551,867	$11,901	$2,667,929
Unamortized discount
Designated credit reserve	(663,890)	(118,716)	—	(782,606)
Unamortized net discount	(387,759)	(141,715)	(11,495)	(540,969)
Amortized Cost	$1,052,512	$291,436	$406	$1,344,354

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
We had entered into repurchase agreements with 23 counterparties as of December 31, 2012, 22 of which had outstanding balances at December 31, 2012. As of December 31, 2012, we had a total consolidated debt to equity ratio of 3.7 times. As of December 31, 2012, we had $821.1 million in cash and cash equivalents, approximately $39.9 million of unpledged Agency securities and derivatives and $535.2 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity on our unpledged RMBS of approximately $337.9 million. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more levered organization.

Summary of Results of Operations and Financial Condition
Our reported GAAP net income attributable to common stockholders was $189.3 million ($0.64 per diluted weighted share) for the three months ended December 31, 2012 as compared to $51.4 million ($0.37 per diluted weighted share) for the three months ended December 31, 2011. Our reported GAAP net income attributable to common stockholders was $291.9 million ($1.20 per diluted weighted share) for the year ended December 31, 2012 as compared to $127.4 million ($1.29 per diluted weighted share) for the year ended December 31, 2011.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of securities do not impact our GAAP or taxable income but are recognized on our balance sheet as a change in stockholder's equity under “accumulated other comprehensive income (loss).” As a result of this fair value accounting through stockholder's equity, we expect our net income to have less significant fluctuations and result in less GAAP to taxable income timing differences, than if the portfolio were accounted as trading instruments. For the three months ended December 31, 2012 and 2011, net unrealized losses on available-for-sale securities recognized as other comprehensive loss were $3.9 million and $32.4 million, respectively, which resulted in comprehensive income of $185.4 million for the three months ended December 31, 2012 as compared to $19.0 million for the three months ended December 31, 2011. For the year ended December 31, 2012, net unrealized gains on available-for-sale securities recognized as other comprehensive income were $755.2 million and for the year ended December 31, 2011, net unrealized losses on available-for-sale securities recognized as other comprehensive loss were $81.3 million, which resulted in comprehensive income of $1.0 billion for the year ended December 31, 2012 as compared to $46.1 million for the year ended December 31, 2011.
On December 17, 2012, we declared a dividend of $0.55 per diluted share. Our GAAP book value per diluted common share was $11.54 at December 31, 2012, an increase from $9.03 book value per diluted common share at December 31, 2011.

The following tables present the components of our comprehensive income for the three and twelve months ended December 31, 2012 and 2011, and the twelve months ended December 31, 2010:

(in thousands, except share data)	Three Months Ended		Year Ended
	December 31,		December 31,
	2012	2011	2012	2011	2010
Interest income:
Available-for-sale securities	$135,466	$71,713	$448,620	$197,126	$39,844
Trading securities	1,295	1,376	4,873	4,159	170
Mortgage loans held-for-sale	247	2	609	2	—
Cash and cash equivalents	324	106	944	347	107
Total interest income	137,332	73,197	455,046	201,634	40,121
Interest expense	24,369	9,129	72,106	22,709	4,421
Net interest income	112,963	64,068	382,940	178,925	35,700
Other-than-temporary impairments:
Total other-than temporary impairment losses	(1,642)	(1,437)	(10,952)	(5,102)	—
Non-credit portion of loss recognized in other comprehensive income (loss)	—	—	—	—	—
Net other-than-temporary credit impairment losses	(1,642)	(1,437)	(10,952)	(5,102)	—
Other income:
Gain on investment securities, net	108,219	360	122,466	36,520	6,127
(Loss) gain on interest rate swap and swaption agreements	(6,096)	1,411	(159,775)	(86,769)	(6,344)
(Loss) gain on other derivative instruments	(27,276)	(10,719)	(40,906)	26,755	7,156
Gain on mortgage loans	1,679	—	2,270	—	—
Total other (loss) income	76,526	(8,948)	(75,945)	(23,494)	6,939
Expenses:
Management fees	9,886	5,178	33,168	14,241	2,989
Other operating expenses	6,255	3,156	17,678	9,673	4,578
Total expenses	16,141	8,334	50,846	23,914	7,567
Income from continuing operations before income taxes	171,706	45,349	245,197	126,415	35,072
Benefit from income taxes	(10,203)	(6,170)	(42,219)	(1,106)	(683)
Net income from continuing operations	181,909	51,519	287,416	127,521	35,755
Income (loss) from discontinued operations	7,391	(89)	4,490	(89)	—
Net income attributable to common stockholders	$189,300	$51,430	$291,906	$127,432	$35,755
Basic earnings (loss) per weighted average common share:
Continuing operations	$0.62	$0.37	$1.19	$1.29	$1.60
Discontinued operations	0.02	—	0.02	—	—
Net income	$0.64	$0.37	$1.21	$1.29	$1.60
Diluted earnings (loss) per weighted average common share:
Continuing operations	$0.61	$0.37	$1.18	$1.29	$1.60
Discontinued operations	0.03	—	0.02	—	—
Net income	$0.64	$0.37	$1.20	$1.29	$1.60
Dividends declared per common share	$0.55	$0.40	$1.71	$1.60	$1.48
Weighted average number of shares of common stock:
Basic	295,492,372	140,592,941	242,014,751	98,826,868	22,381,683
Diluted	296,229,245	140,592,941	242,432,156	98,826,868	22,381,683

(in thousands)	Three Months Ended		Year Ended
	December 31,		December 31,
	2012	2011	2012	2011	2010
Comprehensive income:
Net income	$189,300	$51,430	$291,906	$127,432	$35,755
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	(3,938)	(32,391)	755,174	(81,335)	23,569
Other comprehensive income (loss)	(3,938)	(32,391)	755,174	(81,335)	23,569
Comprehensive income	$185,362	$19,039	$1,047,080	$46,097	$59,324

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
The following analysis focuses on the results generated during the three and twelve months ended December 31, 2012 and 2011.
Interest Income and Average Portfolio Yield
For the three and twelve months ended December 31, 2012, we recognized $135.5 million and $448.6 million, respectively, of interest income from our Agency and non-Agency RMBS AFS portfolio. Our RMBS AFS portfolio's average amortized cost of securities was approximately $13.8 billion and $10.7 billion for the three and twelve months ended December 31, 2012, resulting in an annualized net yield of approximately 3.9% and 4.2%, respectively. For the three and twelve months ended December 31, 2011, we recognized $71.7 million and $197.1 million, respectively, of interest income from our Agency and non-Agency RMBS AFS portfolio. Our RMBS AFS portfolio's average amortized cost of securities was approximately $6.4 billion and $4.1 billion for the three and twelve months ended December 31, 2011, resulting in an annualized net yield of approximately 4.5% and 4.8%, respectively.
For the three and twelve months ended December 31, 2012, we recognized $43.9 million and $137.5 million, respectively, of net premium amortization on our Agency RMBS AFS, including our interest-only securities. This resulted in an overall net asset yield of approximately 2.9% for both periods, excluding inverse interest-only securities which are accounted for as derivatives. For the three and twelve months ended December 31, 2012, we recognized $37.3 million and $136.5 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 9.5% and 9.6%, respectively. For the three and twelve months ended December 31, 2011, we recognized $22.0 million and $54.2 million, respectively, of net premium amortization on our Agency RMBS AFS, including our interest-only securities. This resulted in an overall net asset yield of approximately 3.1% and 3.5%, excluding inverse interest-only securities which are accounted for as derivatives. For the three and twelve months ended December 31, 2011, we recognized $22.2 million and $54.5 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 9.7% and 9.6%, respectively. The decrease in gross and net yields across comparative periods is due primarily to the deployment of new capital in both Agency and non-Agency RMBS AFS with lower loss adjusted yields.
The following tables present the components of the net yield earned by investment type on our RMBS AFS portfolio as a percentage of our average amortized cost of securities (ratios for the periods have been annualized):

	Three Months Ended December 31, 2012			Year Ended December 31, 2012
	Agency	Non-Agency	Consolidated	Agency	Non-Agency	Consolidated
Gross Yield/Stated Coupon	4.4%	2.7%	4.1%	4.5%	2.7%	4.2%
Net (Premium Amortization)/Discount Accretion	(1.5)%	6.8%	(0.2)%	(1.6)%	6.9%	—%
Net Yield (1)	2.9%	9.5%	3.9%	2.9%	9.6%	4.2%

	Three Months Ended December 31, 2011			Year Ended December 31, 2011
	Agency	Non-Agency	Consolidated	Agency	Non-Agency	Consolidated
Gross Yield/Stated Coupon	4.8%	3.1%	4.5%	5.1%	3.3%	4.7%
Net (Premium Amortization)/Discount Accretion	(1.7)%	6.6%	—%	(1.6)%	6.3%	0.1%
Net Yield (1)	3.1%	9.7%	4.5%	3.5%	9.6%	4.8%
____________________

(1)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following tables provide the components of interest income and net asset yield by investment type on our RMBS AFS portfolio:

	Three Months Ended December 31, 2012			Year Ended December 31, 2012
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average amortized cost	$11,601,486	$2,192,618	$13,794,104	$8,755,751	$1,992,499	$10,748,250
Coupon interest	127,275	14,760	142,035	395,005	54,618	449,623
Net (premium amortization)/discount accretion	(43,872)	37,303	(6,569)	(137,484)	136,481	(1,003)
Interest income	$83,403	$52,063	$135,466	$257,521	$191,099	$448,620
Net asset yield	2.9%	9.5%	3.9%	2.9%	9.6%	4.2%

	Three Months Ended December 31, 2011			Year Ended December 31, 2011
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average amortized cost	$5,059,954	$1,342,324	$6,402,278	$3,279,855	$866,279	$4,146,134
Coupon interest	61,025	10,510	71,535	168,422	28,469	196,891
Net (premium amortization)/discount accretion	(21,983)	22,161	178	(54,231)	54,466	235
Interest income	$39,042	$32,671	$71,713	$114,191	$82,935	$197,126
Net asset yield	3.1%	9.7%	4.5%	3.5%	9.6%	4.8%

For the three and twelve months ended December 31, 2012, we recognized $1.3 million and $4.9 million of interest income, respectively, associated with our trading U.S. Treasuries, or approximately 0.5% annualized net yield on average amortized cost for both periods. For the three and twelve months ended December 31, 2011, we recognized $1.4 million and $4.2 million of interest income, respectively, associated with our trading U.S. Treasuries, or approximately 0.4% and 0.5% annualized net yield on average amortized cost.
Interest Expense and the Cost of Funds
For the three and twelve months ended December 31, 2012, we recognized $22.8 million and $67.2 million, respectively, in interest expense on our borrowed funds collateralized by RMBS AFS. For the same three and twelve month periods, our average outstanding balance under repurchase agreements to fund RMBS AFS was approximately $12.5 billion and $9.5 billion, respectively, an increase from fourth quarter 2011 due to our increased capital base. The average cost of funds, excluding interest spread expense associated with interest rate swaps, for the three and twelve months ended December 31, 2012 was 0.7% for both periods. For the three and twelve months ended December 31, 2011, we recognized $8.5 million and $21.2 million, respectively, in interest expense on our borrowed funds collateralized by RMBS AFS. For the same three and twelve month periods, our average outstanding balance under repurchase agreements to fund RMBS AFS was approximately $5.6 billion and $3.6 billion, respectively, resulting in an average cost of funds on our RMBS AFS, excluding interest spread expense associated with interest rate swaps, of 0.6% for both periods.
For the three and twelve months ended December 31, 2012, we recognized $1.4 million and $4.6 million, respectively, of interest expense associated with the financing of our U.S. Treasuries and Agency inverse interest-only derivatives, or an average cost of funds of approximately 0.5% and 0.4%. The additional funds borrowed during the year ended December 31,

2012 resulted in a total consolidated debt-to-equity ratio of 3.7:1.0. For the three and twelve months ended December 31, 2011, we recognized $0.6 million and $1.5 million, respectively, of interest expense associated with the financing of our U.S. Treasuries and Agency inverse interest-only derivatives, or an average cost of funds of approximately 0.2% for both periods. The additional funds borrowed during the year ended December 31, 2011 resulted in a total consolidated debt-to-equity ratio of 5.2:1.0.
Net Interest Income
For the three and twelve months ended December 31, 2012, net interest income on our RMBS AFS portfolio was $112.7 million and $381.4 million, respectively, resulting in a net interest spread of approximately 3.2% and 3.5%, respectively. For the three and twelve months ended December 31, 2011, net interest income on our RMBS AFS portfolio was $63.2 million and $175.9 million, respectively, resulting in a net interest spread of approximately 3.9% and 4.2%, respectively. The decrease in net interest spread across comparative periods is due primarily to the deployment of new capital in both Agency and non-Agency RMBS AFS with lower loss adjusted yields and tighter spreads.
The following tables provide the interest income and expense incurred in the three and twelve months ended December 31, 2012 and 2011:

	Three Months Ended December 31, 2012			Year Ended December 31, 2012
(dollars in thousands)	Agency(1)	Non-Agency	Total	Agency(1)	Non-Agency	Total
Average available-for-sale securities held (2)	$11,601,486	$2,192,618	$13,794,104	$8,755,751	$1,992,499	$10,748,250
Total interest income	$83,403	$52,063	$135,466	$257,521	$191,099	$448,620
Yield on average investment securities	2.9%	9.5%	3.9%	2.9%	9.6%	4.2%
Average balance of repurchase agreements	$11,314,694	$1,155,713	$12,470,407	$8,481,173	$1,038,720	$9,519,893
Total interest expense (3) (4)	$15,299	$7,493	$22,792	$41,766	$25,478	$67,244
Average cost of funds (4)	0.5%	2.6%	0.7%	0.5%	2.5%	0.7%
Net interest income	$68,104	$44,570	$112,674	$215,755	$165,621	$381,376
Net interest rate spread	2.4%	6.9%	3.2%	2.4%	7.1%	3.5%

	Three Months Ended December 31, 2011			Year Ended December 31, 2011
(dollars in thousands)	Agency(1)	Non-Agency	Total	Agency(1)	Non-Agency	Total
Average available-for-sale securities held (2)	$5,059,954	$1,342,324	$6,402,278	$3,279,855	$866,279	$4,146,134
Total interest income	$39,042	$32,671	$71,713	$114,191	$82,935	$197,126
Yield on average investment securities	3.1%	9.7%	4.5%	3.5%	9.6%	4.8%
Average balance of repurchase agreements	$4,831,054	$746,229	$5,577,283	$3,138,789	$499,619	$3,638,408
Total interest expense (3) (4)	$4,402	$4,133	$8,535	$10,691	$10,529	$21,220
Average cost of funds (4)	0.4%	2.2%	0.6%	0.3%	2.1%	0.6%
Net interest income	$34,640	$28,538	$63,178	$103,500	$72,406	$175,906
Net interest rate spread	2.7%	7.5%	3.9%	3.2%	7.5%	4.2%
____________________

(1)
Excludes inverse interest-only securities which are classified as derivatives under U.S. GAAP. For the three and twelve months ended December 31, 2012, our average annualized yield on our Agency RMBS, including inverse interest-only securities, was 2.9% and 3.1%, respectively, compared to 3.5% and 4.1% for the same periods in 2011.

(2)	Excludes change in realized and unrealized gains/(losses).

(3)	Cost of funds by investment type is based on the underlying investment type of the RMBS AFS assigned as collateral.

(4)
Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with GAAP, those costs are included in loss on interest rate swap and swaption agreements in the consolidated statements of comprehensive income. For the three and twelve months ended December 31, 2012, our average cost of funds, including interest spread expense associated with interest rate swaps and including inverse interest-only securities (see footnote 1 above), was 1.1% and 1.1%, respectively, compared to 1.0% and 1.1% for the same periods in 2011.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three and twelve months ended December 31, 2012, we recognized $1.6 million and $11.0 million of OTTI losses, respectively, compared to $1.4 million and $5.1 million for the three and twelve months ended December 31, 2011. The increase in OTTI during the three and twelve months ended December 31, 2012 compared to the same periods in 2011 was generally driven by the $1.5 billion increase in non-Agency holdings from December 31, 2011 to December 31, 2012. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the consolidated financial statements.
Gain on Investment Securities, Net
During the three and twelve months ended December 31, 2012, we sold AFS securities for $3.2 billion and $3.4 billion with an amortized cost of $3.1 billion and $3.3 billion, for a net realized gain of $103.1 million and $112.9 million, respectively. We also sold U.S. Treasuries for $1.0 billion with an amortized cost of $1.0 billion, for a net realized gain of $1.7 million for the year ended December 31, 2012. During the three and twelve months ended December 31, 2011, we sold AFS securities for $42.4 million and $1.0 billion with an amortized cost of $41.9 million and $1.0 billion, for a net realized gain of $0.5 million and $29.7 million, respectively. We also sold U.S. Treasuries for $522.8 million and $1.2 billion with an amortized cost of $520.5 million and $1.2 billion, for net realized gains of $2.3 million and $3.3 million, respectively, for the three and twelve months ended December 31, 2011. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that our management believes have higher risk-adjusted returns.
For the three and twelve months ended December 31, 2012, trading securities experienced unrealized losses of $0.7 million and unrealized gains of $2.0 million, respectively. For the three and twelve months ended December 31, 2011, trading securities experienced unrealized losses of $2.5 million and unrealized gains of $3.5 million, respectively.
Also included in gain on investment securities, net for the three and twelve months ended December 31, 2012 are unrealized gains of $5.9 million experienced on Silver Bay common stock.
(Loss) Gain on Interest Rate Swap and Swaption Agreements
For the three and twelve months ended December 31, 2012, we recognized $15.4 million and $38.4 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from generally paying a fixed interest rate on an average $13.7 billion and $9.9 billion notional, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest. For the three and twelve months ended December 31, 2011, we recognized $6.3 million and $24.9 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from generally paying a fixed interest rate on an average $5.7 billion and $3.7 billion notional, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest.
During the three and twelve months ended December 31, 2012, we terminated, had agreements mature or had options expire on 4 and 26 interest rate swap and swaption positions of $0.7 billion notional and $4.5 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $0.1 million and $1.6 million in full settlement of our net interest spread liability and recognized $3.5 million and $29.6 million in realized losses on the swaps and swaptions, respectively, including early termination penalties. During the three and twelve months ended December 31, 2011, we terminated or had options expire on 3 and 32 interest rate swap and swaption positions of $0.7 billion notional and $3.2 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $0.9 million and $6.0 million in full settlement of our net interest spread liability and recognized $1.1 million in realized gains and $17.0 million in realized losses on the swaps and swaptions, respectively, including early termination penalties. We elected to terminate certain swaps to reduce our cost of financing and align with our investment portfolio.
Also included in our financial results for the three and twelve months ended December 31, 2012 was the recognition of a change in unrealized valuation gains of $12.8 million and losses of $91.7 million, respectively, on our interest rate swap and swaption agreements that were accounted as trading instruments. For the three and twelve months ended December 31, 2011, we recognized changes in unrealized valuation gains of $6.6 million and losses of $44.9 million, respectively, on our interest rate swap and swaption agreements that were accounted as trading instruments. The overall decline in the swap rate curve during the year ended December 31, 2012 resulted in unfavorable market value movement over the twelve month period. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation losses are generally offset by unrealized gains in our Agency RMBS AFS portfolio, which are recorded directly to stockholders' equity through other comprehensive income.

The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

(in thousands)	Three Months Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
Net interest spread	$(15,359)	$(6,251)	$(38,448)	$(24,883)
Early termination and option expiration (losses) gains	(3,495)	1,104	(29,579)	(16,970)
Change in unrealized gain (loss) on interest rate swap and swaption agreements, at fair value	12,758	6,558	(91,748)	(44,916)
(Loss) gain on interest rate swap and swaption agreements	$(6,096)	$1,411	$(159,775)	$(86,769)

(Loss) Gain on Other Derivative Instruments
Included in our financial results for the three and twelve months ended December 31, 2012 was the recognition of $27.3 million and $40.9 million of losses, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs and inverse interest-only securities. Included within these three and twelve months ended December 31, 2012 results, we recognized $4.0 million and $26.0 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $296.1 million and $257.6 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. As these derivative instruments are considered trading instruments, our financial results include both realized and unrealized gains (losses) associated with these instruments.
For the three and twelve months ended December 31, 2011, we recognized $10.7 million of losses and $26.8 million of gains, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs and inverse interest-only securities. Included within these three and twelve months ended December 31, 2011 results, we recognized $6.8 million and $24.2 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $156.8 million and $119.5 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments.
Gain on Mortgage Loans
For the three and twelve months ended December 31, 2012, we recorded a gain on mortgage loans of $1.7 million and $2.3 million, respectively. Included within these three and twelve months ended December 31, 2012 results, we recognized $113,632 and $98,882 of losses on mortgage loans held-for-sale and $1.8 million and $2.4 million of gains on commitments to purchase and/or sell mortgage loans held-for-sale. We did not recognize any gains or losses on mortgage loans for the three and twelve months ended December 31, 2011.
Management Fees
We incurred management fees of $9.9 million and $33.2 million, respectively, for the three and twelve months ended December 31, 2012, and $5.2 million and $14.2 million, respectively, for the three and twelve months ended December 31, 2011, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders' equity with certain adjustments outlined in the management agreement.
Other Operating Expenses
For the three and twelve months ended December 31, 2012, we recognized $6.3 million and $17.7 million, respectively, of other operating expenses, which represents an annualized expense ratio of 0.7% and 0.9% of average equity, compared to $3.2 million and $9.7 million of expenses, which represents an annualized expense ratio of 1.0% and 1.0% of average equity, for the same periods in 2011. The favorable decrease of our operating expense ratio resulted primarily from the additional capital raised upon completion of our public common stock offerings. See Note 15 - Stockholders' Equity of the notes to the consolidated financial statements.
Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three and twelve months ended December 31, 2012, these direct and allocated costs totaled approximately $3.9 million and $11.8 million compared to $3.0 million and $8.1 million of costs for the same periods in 2011. Included in these reimbursed costs was compensation paid to our executive officers, including our principal financial officer and general counsel of $0.5 million and $0.8 million for the three and twelve months ended December 31, 2012 and $40,197 and $0.2 million for the three and twelve months ended December 31, 2011. The allocation of compensation paid to our principal financial officer and general counsel is based on time spent overseeing our company's activities in accordance with the management agreement.

During the year ended December 31, 2012, we established an accounts payable function and direct relationships with the majority of our third party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services and proprietary technology, but most direct expenses with third party vendors will be paid directly by us.
Income Taxes
For the three and twelve months ended December 31, 2012, we recognized $10.2 million and $42.2 million, in income tax benefit related to both current and deferred income tax provisions in our TRSs. Our effective tax rate for the three and twelve months ended December 31, 2012 was a negative 5.7% and 17.0%, respectively. For the three and twelve months ended December 31, 2012, we recognized $0.8 million and $6.0 million of deferred tax benefit related to unrealized losses on derivative instruments, and $0.3 million of deferred tax benefit and $0.9 million of deferred tax expense related to unrealized gains and losses on U.S. Treasuries. We also recognized $9.4 million and $32.5 million of deferred tax benefit for the three and twelve months ended December 31, 2012 related to net operating loss and capital loss carryforwards. For the three and twelve months ended December 31, 2012, we recognized current federal tax expense of $0.3 million and benefit of $4.6 million, respectively, due to a change in the projected taxable loss for the 2012 tax year and the projected tax refund from capital loss carrybacks to prior tax years.
For the three and twelve months ended December 31, 2011, we recognized $6.2 million and $1.1 million in income tax benefit related to both current and deferred income tax provisions in our TRSs. Our effective tax rate for the three and twelve months ended December 31, 2011 was a negative 13.6% and 0.9%, respectively. For the three and twelve months ended December 31, 2011, we recognized $9.1 million and $7.0 million of deferred tax benefit related to unrealized losses on derivative instruments, and $0.8 million of deferred tax benefit and $1.2 million of deferred tax expense related to unrealized gains and losses on U.S. Treasuries. For the three and twelve months ended December 31, 2011, we recognized current federal tax expense of $3.7 million and $4.7 million due to realized net gains on derivative instruments and U.S. Treasuries.
We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT, and therefore we have not recognized any further federal or state tax provisions.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Interest Income and Average Portfolio Yield
For the years ended December 31, 2011 and 2010, we recognized $197.1 million and $39.4 million, respectively, of interest income from our Agency and non-Agency RMBS AFS portfolio. Our RMBS AFS portfolio's average amortized cost of securities was approximately $4.1 billion and $0.7 billion for the years ended December 31, 2011 and 2010, resulting in an annualized net yield of approximately 4.8% and 5.3%, respectively.
For the years ended December 31, 2011 and 2010, we recognized $54.2 million and $13.3 million, respectively, of net premium amortization on our Agency RMBS AFS, including our interest-only securities. This resulted in an overall net asset yield of approximately 3.5% and 3.4%, respectively, on our Agency RMBS AFS for these periods. For the years ended December 31, 2011 and 2010, we recognized $54.5 million and $10.9 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 9.6% and 10.9%, respectively. The decrease in gross and net yield for the non-Agency portfolio across comparative periods is due primarily to the deployment of new capital in non-Agency RMBS with lower loss adjusted yields.
The following table presents the components of the net yield earned by investment type on our RMBS AFS portfolio as a percentage of our average amortized cost of securities:

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

The following table provides the components of interest income and net asset yield by investment type on our RMBS AFS portfolio:

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
Interest Expense and the Cost of Funds
For the years ended December 31, 2011 and 2010, we recognized $21.2 million and $4.1 million, respectively, in interest expense on our borrowed funds collateralized by RMBS AFS. For the same periods, our average outstanding balance under repurchase agreements to fund RMBS AFS was approximately $3.6 billion and $0.6 billion, respectively. The increase in 2011 was due to our offering proceeds and the allocation of additional capital to leverage our Agency RMBS AFS portfolio. The average cost of funds for the years ended December 31, 2011 and 2010 was 0.6% for both periods.
For the years ended December 31, 2011 and 2010, we recognized $1.5 million and $0.3 million, respectively, of interest expense associated with the financing of our U.S. Treasuries and Agency inverse interest-only derivatives, or an average cost of funds of approximately 0.2% and 0.3%, respectively. The additional funds borrowed during the year ended December 31, 2011 resulted in an overall debt-to-equity ratio of 5.2:1.0, largely driven by the borrowings to fund the U.S. Treasuries and the increased capital allocation to Agency RMBS AFS.
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

(4)
Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with GAAP, those costs are included in loss on interest rate swap and swaption agreements in the consolidated statements of comprehensive income. For the years ended December 31, 2011 and 2010, our average cost of funds, including interest spread expense associated with interest rate swaps and including inverse interest-only securities (see footnote 1 above), was 1.1% and 1.2%, respectively.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the year ended December 31, 2011, we recognized $5.1 million of OTTI losses, while we did not recognize any losses in the year ended December 31, 2010. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 4 - Available-for-Sale Securities, at Fair Value of the Notes to the Condensed Consolidated Financial Statements.
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

Also included in our financial results for the years ended December 31, 2011 and 2010 was the recognition of a change in unrealized valuation losses of $44.9 million and unrealized valuation gains of $1.4 million, respectively, on our interest rate swap and swaption agreements that were accounted as trading instruments. The overall decrease in the swap rate curve during the year ended December 31, 2011 resulted in unfavorable market value movement over the twelve month period. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation losses are generally offset by unrealized gains in our Agency RMBS AFS portfolio, which are recorded directly to stockholders' equity through other comprehensive income.
The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

(in thousands)	Year Ended December 31,
	2011	2010
Net interest spread	$(24,883)	$(3,323)
Early termination and option expiration losses	(16,970)	(4,446)
Change in unrealized (loss) gain on interest rate swap and swaption agreements, at fair value	(44,916)	1,425
Loss on interest rate swap and swaption agreements	$(86,769)	$(6,344)

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
Other Operating Expenses
For the years ended December 31, 2011 and 2010, we recognized $9.7 million and $4.6 million, respectively, of other operating expenses, which represent an annualized expense ratio of 1.0% and 2.2% of average equity for the respective periods. The favorable decrease of our operating expense ratio during 2011 resulted primarily from the additional capital raised upon completion of our secondary common stock offerings. See Note 15 - Stockholders' Equity of the Notes to the Consolidated Financial Statements.
Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the years ended December 31, 2011 and 2010, these direct and allocated costs totaled approximately $8.1 million and $5.5 million, respectively. Included in these reimbursed costs was compensation paid to our executive officers, including our principal financial officer and general counsel of $0.2 million for the year ended December 31, 2011 and $0.2 million for the year ended December 31, 2010. The allocation of compensation paid to our principal financial officer and general counsel is based on time spent overseeing our company's activities in accordance with the management agreement.
Income Taxes
For the years ended December 31, 2011 and 2010, we recognized $1.1 million and $0.7 million, respectively, in income tax benefits related to both current and deferred income tax provisions in our TRSs. Our effective tax rates for the years ended December 31, 2011 and 2010 were negative 0.9% and 2.0%, respectively.
For the years ended December 31, 2011 and 2010, we recognized $7.0 million and $0.5 million, respectively, of deferred tax benefits related to unrealized losses on derivative instruments. For the year ended December 31, 2011 we recognized $1.2 million of deferred tax expense related to unrealized gains on U.S. Treasuries. For the year ended December 31, 2010 we recognized $0.1 million of deferred tax benefit related to unrealized gains on U.S. Treasuries.
For the year ended December 31, 2011, we recognized current federal tax expense of $4.7 million due to realized net gains on derivative instruments and U.S. Treasuries. For the year ended December 31, 2010, we recognized a current federal tax benefit of $0.1 million.

We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT, and therefore we have not recognized any further federal or state tax provisions.

Financial Condition
Available-for-Sale Securities, at Fair Value
Agency RMBS
Our Agency RMBS AFS portfolio is comprised of adjustable rate and fixed rate mortgage-backed securities backed by single-family and multi-family mortgage loans. All of our principal and interest Agency RMBS AFS were Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations that carry an implied “AAA” rating, or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. Government. The majority of these securities consist of whole pools in which we own all of the investment interests in the securities.
The tables below summarize certain characteristics of our Agency RMBS AFS securities at December 31, 2012 and December 31, 2011:

	December 31, 2012
(dollars in thousands, except purchase price)	Principal/Current Face	Net (Discount)/ Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$9,654,667	$738,418	$10,393,085	$259,309	$(9,195)	$10,643,199	4.17%	$108.21
Hybrid/ARM	174,207	9,253	183,460	5,048	(79)	188,429	3.97%	$106.52
Total P&I Securities	9,828,874	747,671	10,576,545	264,357	(9,274)	10,831,628	4.17%	$108.18
Interest-only securities
Fixed	744,023	(667,237)	76,786	2,398	(5,956)	73,228	4.43%	$13.93
Fixed Other (1)	1,361,595	(1,260,993)	100,602	9,538	(2,893)	107,247	1.63%	$8.11
Total	$11,934,492	$(1,180,559)	$10,753,933	$276,293	$(18,123)	$11,012,103

	December 31, 2011
(dollars in thousands, except purchase price)	Principal/Current Face	Net (Discount)/ Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$4,374,538	$258,867	$4,633,405	$105,499	$(1,684)	$4,737,220	4.61%	$106.56
Hybrid/ARM	217,942	11,258	229,200	2,685	(207)	231,678	4.01%	$106.01
Total P&I Securities	4,592,480	270,125	4,862,605	108,184	(1,891)	4,968,898	4.58%	$106.54
Interest-only securities
Fixed	489,226	(424,713)	64,513	104	(16,840)	47,777	5.32%	$16.18
Fixed Other (1)	611,048	(574,552)	36,496	576	(590)	36,482	1.31%	$6.36
Total	$5,692,754	$(729,140)	$4,963,614	$108,864	$(19,321)	$5,053,157
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

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of December 31, 2012 and December 31, 2011, on an annualized basis, was 6.2% and 5.6%, respectively.

The following table summarizes the number of months until the next re-set for our floating or adjustable rate Agency RMBS AFS mortgage portfolio at December 31, 2012 and December 31, 2011:

(in thousands)	Carrying Value
	December 31, 2012	December 31, 2011
0-12 months	$178,196	$200,077
13-36 months	4,797	6,979
37-60 months	5,436	6,133
Greater than 60 months	—	18,489
Total	$188,429	$231,678

Non-Agency RMBS
Our non-Agency RMBS portfolio is comprised of senior and mezzanine tranches of mortgage-backed securities. The following tables provide investment information on our non-Agency RMBS as of December 31, 2012 and December 31, 2011:

	As of December 31, 2012
(in thousands)	Principal/current face	Accretable purchase discount	Credit reserve purchase discount	Amortized cost	Unrealized gain	Unrealized loss	Carrying value
Principal and interest securities:
Senior	$3,685,422	$(718,101)	$(1,179,811)	$1,787,510	$351,930	$(7,168)	$2,132,272
Mezzanine	753,084	(216,459)	(111,135)	425,490	95,923	(2,947)	518,466
Total P&I Securities	4,438,506	(934,560)	(1,290,946)	2,213,000	447,853	(10,115)	2,650,738
Interest-only securities	65,493	(61,930)	—	3,563	550	—	4,113
Total	$4,503,999	$(996,490)	$(1,290,946)	$2,216,563	$448,403	$(10,115)	$2,654,851

	As of December 31, 2011
(in thousands)	Principal/current face	Accretable purchase discount	Credit reserve purchase discount	Amortized cost	Unrealized gain	Unrealized loss	Carrying value
Principal and interest securities:
Senior	$2,104,161	$(387,759)	$(663,890)	$1,052,512	$7,597	$(127,242)	$932,867
Mezzanine	551,867	(141,715)	(118,716)	291,436	4,095	(32,898)	262,633
Total P&I Securities	2,656,028	(529,474)	(782,606)	1,343,948	11,692	(160,140)	1,195,500
Interest-only securities	11,901	(11,495)	—	406	189	—	595
Total	$2,667,929	$(540,969)	$(782,606)	$1,344,354	$11,881	$(160,140)	$1,196,095

The majority of our non-Agency RMBS were rated at December 31, 2012. Note that credit ratings are based on the par value of the non-Agency RMBS, whereas the distressed non-Agency RMBS assets in our portfolio were acquired at a heavily discounted price. The following table summarizes the credit ratings of our non-Agency RMBS portfolio as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
AAA	—%	—%
AA	0.2%	—%
A	—%	2.0%
BBB	0.2%	4.4%
BB	3.1%	8.8%
B	11.7%	9.7%
Below B	81.8%	74.6%
Not rated	3.0%	0.5%
Total	100.0%	100.0%

Our non-Agency RMBS portfolio has approximately doubled since December 31, 2011. As disclosed in Note 3 - Available-for-Sale Securities, at Fair Value of the notes to the consolidated financial statements, our designated credit reserve as a percentage of total discount decreased from 59.6% to 58.0%, when focused on principal and interest securities, from December 31, 2011 to December 31, 2012 and our designated credit reserve as a percentage of total face value decreased from 29.3% to 28.7% for the same period. We believe these increases are relatively moderate in context of the portfolio growth. During this same period, we increased our subprime allocation from 75.5% to 86.8% while decreasing our allocation to Prime and Alt-A exposure. This allocation shift resulted in our average purchase price decreasing from 55.74% of par to 52.17% of par as subprime bonds are generally sold at higher discounts to par given their current delinquency performance or expectations of future credit performance. As we increased our allocation to subprime securities, our average original FICO score decreased from 647 to 637, and our average credit enhancements decreased from 24.1% to 18.6%. The net results of these bond characteristic shifts drive a higher percentage of expected losses in our portfolio and higher designated credit reserves.
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

The following tables present certain information detailed by investment type and their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at December 31, 2012 and December 31, 2011:

	At December 31, 2012
Non-Agency Principal and Interest (P&I) RMBS Characteristics	Senior Bonds	Mezzanine Bonds	Total P&I Bonds
Carrying Value (in thousands)	$2,132,272	$518,466	$2,650,738
% of Non-Agency Portfolio	80.4%	19.6%	100.0%
Average Purchase Price (1)	$50.83	$57.68	$52.17
Average Coupon	1.8%	1.1%	1.7%
Average Fixed Coupon	5.5%	5.7%	5.5%
Average Floating Coupon	1.2%	0.9%	1.1%
Average Hybrid Coupon	4.4%	2.6%	4.4%
Collateral Attributes
Avg Loan Age (months)	76	95	80
Avg Loan Size (in thousands)	$245	$173	$231
Avg Original Loan-to-Value	77.9%	76.7%	77.6%
Avg Original FICO (2)	638	633	637
Current Performance
60+ day delinquencies	38.3%	32.7%	37.2%
Average Credit Enhancement (3)	15.1%	33.4%	18.6%
3-Month CPR (4)	3.1%	3.6%	3.2%

	At December 31, 2011
Non-Agency Principal and Interest (P&I) RMBS Characteristics	Senior Bonds	Mezzanine Bonds	Total P&I Bonds
Carrying Value (in thousands)	$932,867	$262,633	$1,195,500
% of Non-Agency Portfolio	78.0%	22.0%	100.0%
Average Purchase Price (1)	$55.05	$58.19	$55.74
Average Coupon	2.3%	1.3%	2.0%
Average Fixed Coupon	5.6%	5.8%	5.6%
Average Floating Coupon	1.4%	1.0%	1.3%
Average Hybrid Coupon	4.6%	2.8%	4.6%
Collateral Attributes
Avg Loan Age (months)	65	83	69
Avg Loan Size (in thousands)	$269	$191	$252
Avg Original Loan-to-Value	78.0%	77.4%	77.9%
Avg Original FICO (2)	649	639	647
Current Performance
60+ day delinquencies	44.2%	35.2%	42.2%
Average Credit Enhancement (3)	21.9%	31.7%	24.1%
3-Month CPR (4)	2.1%	3.3%	2.4%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total non-Agency RMBS, excluding our non-Agency interest-only portfolio, would be $46.43, $54.97, and $47.88, respectively, at December 31, 2012 and $48.76, $52.56, and $49.55, respectively at December 31, 2011.

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

Non-Agency RMBS Characteristics	December 31, 2012
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Prime	$25,301	1.2%	$444	0.1%	$25,745	1.0%
Alt-A	97,699	4.6%	12,832	2.5%	110,531	4.2%
POA	200,987	9.4%	10,721	2.1%	211,708	8.0%
Subprime	1,808,285	84.8%	494,469	95.3%	2,302,754	86.8%
	$2,132,272	100.0%	$518,466	100.0%	$2,650,738	100.0%

Non-Agency RMBS Characteristics	December 31, 2011
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Prime	$15,489	1.7%	$1,294	0.5%	$16,783	1.4%
Alt-A	64,429	6.9%	7,609	2.9%	72,038	6.0%
POA	184,981	19.8%	19,334	7.4%	204,315	17.1%
Subprime	667,968	71.6%	234,396	89.2%	902,364	75.5%
	$932,867	100.0%	$262,633	100.0%	$1,195,500	100.0%

Non-Agency RMBS Characteristics	December 31, 2012
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Coupon Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$300,222	14.1%	$19,679	3.8%	$319,901	12.1%
Hybrid or Floating	1,832,050	85.9%	498,787	96.2%	2,330,837	87.9%
	$2,132,272	100.0%	$518,466	100.0%	$2,650,738	100.0%

Non-Agency RMBS Characteristics	December 31, 2011
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Coupon Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$184,721	19.8%	$16,360	6.2%	$201,081	16.8%
Hybrid or Floating	748,146	80.2%	246,273	93.8%	994,419	83.2%
	$932,867	100.0%	$262,633	100.0%	$1,195,500	100.0%

Non-Agency RMBS Characteristics	December 31, 2012
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Origination Year	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
2006+	$1,659,798	77.8%	$46,941	9.1%	$1,706,739	64.4%
2002-2005	469,099	22.0%	465,580	89.8%	934,679	35.2%
Pre-2002	3,375	0.2%	5,945	1.1%	9,320	0.4%
	$2,132,272	100.0%	$518,466	100.0%	$2,650,738	100.0%

Non-Agency RMBS Characteristics	December 31, 2011
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Origination Year	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
2006+	$713,344	76.5%	$36,449	13.9%	$749,793	62.7%
2002-2005	218,036	23.4%	225,291	85.8%	443,327	37.1%
Pre-2002	1,487	0.1%	893	0.3%	2,380	0.2%
	$932,867	100.0%	$262,633	100.0%	$1,195,500	100.0%

The underlying mortgage loans collateralizing our non-Agency RMBS are located across the United States. The following table presents the five largest geographic concentrations of the mortgages collateralizing these RMBS at December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
(dollars in thousands)	Carrying Value	% of Non-Agency RMBS	Carrying Value	% of Non-Agency RMBS
California	$684,527	25.8%	$362,222	30.3%
Florida	302,637	11.4%	130,123	10.9%
New York	247,583	9.3%	94,601	7.9%
Texas	136,194	5.1%	56,769	4.8%
New Jersey	99,408	3.7%	38,495	3.2%
	$1,470,349	55.3%	$682,210	57.1%

Trading Securities, at Fair Value
The Company holds U.S. Treasuries in a taxable REIT subsidiary and classifies these securities as trading instruments due to short-term investment objectives. As of December 31, 2012 and December 31, 2011, the Company held U.S. Treasuries with an amortized cost of $1.0 billion and a fair value of $1.0 billion for both periods classified as trading securities. The unrealized gains included within trading securities were $5.0 million and $3.1 million as of December 31, 2012 and December 31, 2011, respectively.
Equity Securities, at Fair Value
Equity securities consists of shares of Silver Bay common stock carried at fair value as a result of a fair value option election. In exchange for the contribution of the Company's equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay on December 19, 2012, the Company received 17,824,647 shares of common stock of Silver Bay at the initial public offering price of $18.50. As of December 31, 2012, the equity securities had an initial carrying value of $329.8 million and a fair value of $335.6 million. The unrealized gains included within equity securities were $5.9 million as of December 31, 2012.
Mortgage Loans Held-for-Sale, at Fair Value
In late 2011, we began acquiring prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions with whom we have chosen to build strategic relationships, including those with a nationwide presence. As of December 31, 2012 we had acquired mortgage loans held-for-sale with a carrying value of $58.6 million and have outstanding purchase commitments to acquire an additional $56.9 million. Our intention in the future is to securitize these loans and/or exit through a whole loan sale.
Repurchase Agreements
Our borrowings consist entirely of repurchase agreements collateralized by our pledge of AFS and trading securities, derivative instruments, mortgage loans and certain cash balances. Substantially all of our Agency RMBS AFS are currently pledged as collateral, and the majority of our non-Agency RMBS have been pledged. As of December 31, 2012, our debt-to-equity ratio was 3.7:1.0, including the debt collateralized by our U.S. Treasuries, residential mortgage loans and Agency derivatives. Our debt-to-equity ratio for RMBS, residential mortgage loans and Agency derivatives only was 3.4:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.

As of December 31, 2012, the term to maturity of our borrowings ranged from three days to over forty-two months. The weighted average original term to maturity of our borrowings collateralized by RMBS and mortgage loans was 85 days at December 31, 2012. At December 31, 2012, the weighted average cost of funds for all our repurchase agreements was 0.72%.

(dollars in thousands)	December 31, 2012			December 31, 2011
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
U.S. Treasuries	$997,500	0.30%	0.5%	$1,001,250	0.12%	0.3%
Agency RMBS AFS	10,171,385	0.54%	5.6%	4,804,533	0.50%	5.3%
Non-Agency RMBS	1,177,675	2.50%	35.5%	731,014	2.61%	35.3%
Agency derivatives	228,241	1.16%	26.5%	118,032	0.97%	27.5%
Mortgage loans held-for-sale	49,709	2.46%	10.8%	5,319	3.20%	8.0%
Total	$12,624,510	0.72%	8.4%	$6,660,148	0.68%	8.2%

The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of repurchase agreements for the three months ended December 31, 2012, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average Repurchase Balances (1)	End of Period Balance Repurchase Agreements (1)	Maximum Balance of Any Month-End for Repurchase Agreements (1)	Repurchase Agreements to Equity Ratio
For the Three Months Ended December 31, 2012	$12,725,330	$11,627,010	$13,073,597	3.4	:1.0	(2)
For the Three Months Ended September 30, 2012	$11,271,401	$13,036,827	$13,036,827	3.8	:1.0	(3)
For the Three Months Ended June 30, 2012	$8,526,166	$9,440,941	$9,440,941	4.3	:1.0
For the Three Months Ended March 31, 2012	$6,390,647	$7,692,506	$7,692,506	3.7	:1.0	(4)
For the Three Months Ended December 31, 2011	$5,694,818	$5,658,898	$5,766,848	4.5	:1.0
____________________

(1)	Includes repurchase agreements collateralized by RMBS AFS, residential mortgage loans and Agency derivatives and excludes repurchase agreements collateralized by U.S. Treasuries.

(2)
During the three months ended December 31, 2012, we sold Agency RMBS with an amortized cost of $3.1 billion. Due to higher Agency RMBS valuation and inherently tighter spreads during the quarter, we chose to delay deployment of a portion of these proceeds and reduce leverage in order to protect stockholders' equity from a near term widening of spreads in the marketplace. However, we continue to target an overall debt-to-equity ratio of 4.0:1.0 to 4.5:1.0.

(3)
In September 2012, warrantholders exercised 16.2 million shares generating proceeds of $175.7 million, which were invested on a leveraged basis. With a higher targeted allocation to Agency RMBS and residential properties for additional capital, we targeted a fully deployed debt-to-equity ratio of 4.0:1.0 to 4.5:1.0.

(4)
On January 17, 2012 and February 24, 2012, we completed capital raises of approximately $354.5 million and $337.4 million, respectively in net proceeds, which were invested on a leveraged basis. With a higher targeted allocation to non-Agency RMBS for additional capital, we targeted a fully deployed debt-to-equity ratio of 4.0:1.0 to 4.5:1.0.

Equity
As of December 31, 2012, our stockholders' equity was $3.5 billion and our diluted book value per share was $11.54. As of December 31, 2011, our stockholders' equity was $1.3 billion and our diluted book value per share was $9.03.
The following table provides details of our changes in stockholders' equity from December 31, 2010 to December 31, 2012:

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding (Diluted Basis)	Book Value Per Common Share (Diluted Basis)
Stockholders' equity at December 31, 2010	$382.4	40.5	$9.44
GAAP net income:
Core Earnings, net of tax benefit of $0.2 million (1)	153.6
Realized gains and losses, net of tax expense of $4.9 million	22.0
Unrealized mark-to-market losses, net of tax benefit of $5.8 million	(48.1)
Discontinued operations	(0.1)
Other comprehensive income	(81.3)
Dividend declaration	(165.6)
Other	0.3
Balance before capital transactions	$263.2	40.5
Net proceeds from issuance of common stock	1,006.9	100.1
Stockholders' equity at December 31, 2011 - basic and diluted (2)	$1,270.1	140.6	$9.03
GAAP net income:
Core Earnings, net of tax benefit of $5.3 million (1)	311.1
Realized gains and losses, net of tax benefit of $24.2 million	58.7
Unrealized mark-to-market losses, net of tax benefit of $12.7 million	(82.4)
Discontinued operations	4.5
Other comprehensive income	755.2
Dividend declaration	(443.4)
Other	0.5
Balance before capital transactions	$1,874.3	140.6
Net proceeds from issuance of common stock	1,362.7	138.8
Proceeds from issuance of common stock through warrant exercise	213.6	19.4
Stockholders' equity at December 31, 2012 - basic	$3,450.6	298.8	$11.55
Warrants outstanding (2)	—	0.1	(0.01)
Stockholders' equity at December 31, 2012 - diluted	$3,450.6	298.9	$11.54
____________________

(1)
Core Earnings is a non-GAAP measure that we define as net income, excluding impairment losses, gains or losses on sales of securities and termination of interest rate swaps, unrealized gains or losses on trading securities, interest rate swaps and swaptions, certain gains or losses on other derivative instruments, and certain non-recurring gains and losses related to discontinued operations. As defined, Core Earnings includes interest income associated with our inverse interest-only securities, or Agency derivatives, and premium income or loss on credit default swaps. Core Earnings is provided for purposes of comparability to other peer issuers.

(2)
Using the treasury stock method, $0.1 million shares would be considered outstanding and dilutive to book value per share at December 31, 2012. As of December 31, 2011, the market value per share of our common stock was below the strike price of the warrants and, therefore, anti-dilutive.

GAAP to Taxable Income
The following table provides reconciliation of our GAAP income (loss) to our taxable income (loss) split between our REIT and taxable REIT subsidiaries for the year ended December 31, 2012 and December 31, 2011:

	Year Ended December 31, 2012				Year Ended December 31, 2011
(dollars in millions)	TRS	REIT		Consolidated	TRS	REIT		Consolidated
GAAP net income (loss), pre-tax	$(124.5)	$374.2		$249.7	$(3.3)	$129.6		$126.3
Permanent differences
Capitol dividend of E&P	—	—		—	—	8.0		8.0
Non-deductible expenses	—	—		—	—	0.3		0.3
Temporary differences
Net accretion of OID and market discount	—	19.4		19.4	—	6.9		6.9
Unrealized loss (gain) on trading securities and derivatives	16.3	46.8		63.1	17.2	31.7		48.9
Taxable income	(108.2)	440.4		332.2	13.9	176.5		190.4
Prior year undistributed taxable income	—	13.7		13.7	—	2.8		2.8
Dividend declaration deduction	—	(443.4)		(443.4)	—	(165.6)		(165.6)
Taxable income post-dividend deduction	$(108.2)	$10.7	(1)	$(97.5)	$13.9	$13.7	(1)	$27.6
____________________

(1)
The REIT will not be subject to U.S. federal income taxes on its taxable income to the extent it distributes its net taxable income to stockholders. The REIT will make an election to treat the amount of dividends paid in 2013 as being paid in 2012 to have 100% of the 2012 taxable income distributed.

The permanent tax differences are non-recurring permanent tax differences that were recorded in 2011. These items will not impact future dividend declarations and/or book value in 2013 and beyond. Temporary differences are principally timing differences between GAAP and tax accounting, which will adjust over the course of the RMBS's term and/or at time of sale of the RMBS in the future.
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

Dividends
For the 2012 taxable year, we declared dividends to common stockholders totaling $443.4 million, or $1.71 per share. As a REIT, we are required to distribute 90% of our taxable income to stockholders, subject to certain distribution requirements. Our board of directors for the fiscal year ended 2012 has elected to distribute the majority of our taxable income to avoid U.S. Federal Income taxes. As such, temporary differences between GAAP and taxable income can generate deterioration in book value on a permanent and temporary basis as taxable income is distributed that has not been earned for GAAP purposes. The following table presents cash dividends declared on our common stock from October 28, 2009 through December 31, 2012:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 17, 2012	December 31, 2012	January 18, 2013	$0.55
September 12, 2012	September 24, 2012	October 22, 2012	$0.36
June 12, 2012	June 22, 2012	July 20, 2012	$0.40
March 14, 2012	March 26, 2012	April 20, 2012	$0.40
December 14, 2011	December 27, 2011	January 20, 2012	$0.40
September 14, 2011	September 26, 2011	October 20, 2011	$0.40
June 14, 2011	June 24, 2011	July 20, 2011	$0.40
March 2, 2011	March 14, 2011	April 14, 2011	$0.40
December 8, 2010	December 17, 2010	January 20, 2011	$0.40
September 13, 2010	September 30, 2010	October 21, 2010	$0.39
June 14, 2010	June 30, 2010	July 22, 2010	$0.33
March 12, 2010	March 31, 2010	April 23, 2010	$0.36
December 21, 2009	December 31, 2009	January 26, 2010	$0.26

The following table summarizes dividends declared for the years ended December 31, 2012, 2011 and 2010 and their related tax characterization (per share amounts):

		Tax Characterization of Dividends
Year Ended December 31,	Dividends Declared	Ordinary Dividends (Non-Qualified)	Qualified Ordinary Dividends	Capital Gain Distribution
2012	$1.71	$1.40	$—	$0.31
2011	$1.60	$1.46	$0.07	$0.07
2010	$1.48	$1.48	$—	$—

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
To the extent that we raise additional equity capital through capital market transactions, we anticipate using cash proceeds from such transactions to purchase additional RMBS, mortgage loans, and other target assets and for other general corporate purposes. There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.
As of December 31, 2012, we held $821.1 million in cash and cash equivalents available to support our operations, $15.5 billion of AFS, trading securities, equity securities, mortgage loans held-for-sale, and derivative assets held at fair value, and $12.6 billion of outstanding debt in the form of repurchase agreements (excludes $291.7 million in payables to broker counterparties for unsettled security purchases). During the three months ended December 31, 2012, our debt-to-equity ratio decreased from 4.1:1.0 to 3.7:1.0, including monies borrowed to finance our investment in U.S. Treasuries. The debt-to-equity ratio funding our RMBS AFS, residential mortgage loans, and Agency derivatives decreased from 3.8:1.0 to 3.4:1.0 as we continued to deploy proceeds from stock offerings. Additionally, during the three months ended December 31, 2012, we sold Agency RMBS AFS with an amortized cost of $3.1 billion. Due to higher Agency RMBS valuation and inherently tighter spreads during the quarter, we chose to delay deployment of a portion of these proceeds and reduce leverage in order to protect stockholders' equity from a near term widening of spreads in the marketplace. We believe the debt-to-equity ratio funding our RMBS AFS, residential mortgage loans and Agency derivatives is the most meaningful debt-to-equity measure as U.S. Treasuries are viewed to be highly liquid in nature.
As of December 31, 2012, we had approximately $39.9 million of unpledged Agency RMBS AFS and Agency derivatives and $535.2 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity on unpledged RMBS of approximately $337.9 million. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
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
As of December 31, 2012, we have master repurchase agreements in place with 23 counterparties, the majority of which are U.S. domiciled financial institutions, and we continue to evaluate further counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our counterparties (lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
As of December 31, 2012, a number of our counterparties have been downgraded by ratings agencies, specifically Moody's. As these downgrades were expected, we believe the markets had been well prepared for these decisions. We have not experienced any significant changes to repurchase agreement terms or related financing costs, or made any significant changes to our counterparty exposures as a result of the downgrades.
The following table summarizes our repurchase agreements and counterparty geographical concentration at December 31, 2012 and December 31, 2011:

	December 31, 2012			December 31, 2011
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$7,550,085	$958,119	57.4%	$4,972,632	$570,534	71.3%
Europe (2)	3,032,331	593,184	35.6%	884,888	183,955	23.0%
Asia (2)	2,042,094	116,245	7.0%	802,628	45,954	5.7%
Total	$12,624,510	$1,667,548	100.0%	$6,660,148	$800,443	100.0%
____________________

(1)
Represents the net carrying value of the securities or mortgage loans sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. At December 31, 2012 and December 31, 2011, we had $291.7 million and $45.6 million, respectively, in payables due to broker counterparties for unsettled security purchases. The payables are not included in the amounts presented above.

(2)	Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

For the three and twelve months ended December 31, 2012, we continued to maintain our repurchase agreement with Wells Fargo Bank. The repurchase agreement serves as a repurchase facility used from time to time to finance certain of our non-Agency securities held in our RMBS portfolio with Wells Fargo. As of December 31, 2012, borrowings under the Wells Fargo repurchase agreement were $84.9 million and unused, uncommitted capacity was $65.1 million, for an aggregate maximum borrowing capacity of $150.0 million. The facility is set to mature on July 23, 2013.
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
We also maintained our repurchase agreement with Barclays, which serves as a mortgage loan warehouse facility. This uncommitted facility provides an aggregate maximum borrowing capacity of $50.0 million, which was increased to $100.0 million in February 2013, and is set to mature on May 14, 2013, unless extended pursuant to its terms. As of December 31, 2012, borrowings under the uncommitted facility were $49.7 million and unused capacity was $0.3 million. The facility is collateralized by eligible residential mortgage loans, which are subject to margin call provisions that provide Barclays with certain rights when there has been a decline in the market value of the purchased mortgage loans.
We are subject to the following financial covenants under the Wells Fargo and Barclays repurchase agreements, as further detailed by the guaranty agreements we entered into in connection with the repurchase agreements. The following represents the most restrictive covenant calculations as of December 31, 2012 across both agreements:

(a)
As of the last business day of each calendar quarter, Total Indebtedness to Net Worth must be less than the specified Threshold Ratio in the Repurchase Agreement. As of December 31, 2012, our debt to net worth, as defined, was 3.5:1.0 while our threshold ratio, as defined, was 6.4:1.0.

(b)
As of the last business day of each calendar quarter, Liquidity must be greater than $55 million and the aggregate amount of Unrestricted Cash or Cash Equivalents must be greater than $35 million. As of December 31, 2012, our liquidity, as defined, was $821.1 million and our total unrestricted cash and cash equivalents, as defined, was $186.3 million.

(c)	As of the last business day of each calendar quarter, Net Worth must be greater than $1 billion. As of December 31, 2012, our net worth, as defined, was $3.5 billion.
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

(in thousands)	December 31, 2012	December 31, 2011
Available-for-sale securities, at fair value	$12,810,355	$6,160,229
Trading securities, at fair value	1,002,062	1,003,301
Mortgage loans held-for-sale	52,529	5,782
Cash and cash equivalents	10,000	15,000
Restricted cash	84,307	94,803
Due from counterparties	36,917	32,201
Derivative assets, at fair value	291,054	145,779
Total	$14,287,224	$7,457,095

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

The following table provides the maturities of our repurchase agreements as of December 31, 2012 and December 31, 2011:

(in thousands)	December 31, 2012	December 31, 2011
Within 30 days	$3,038,229	$1,967,009
30 to 59 days	3,528,393	1,263,060
60 to 89 days	1,731,595	1,096,410
90 to 119 days	849,621	359,171
120 to 364 days (1) (2)	2,279,172	923,248
Open maturity (3)	997,500	1,001,250
One year and over (4)	200,000	50,000
Total	$12,624,510	$6,660,148
____________________

(1)	120 to 364 days includes the amounts outstanding under the Wells Fargo 364-day borrowing facility.

(2)	120 to 364 days includes the amounts outstanding under the Barclays 364-day borrowing facility.

(3)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(4)	One year and over includes repurchase agreements with maturity dates ranging from June 26, 2015 to July 27, 2016.

For the year ended December 31, 2012, our unrestricted cash balance increased to $821.1 million from $360.0 million at December 31, 2011. The cash movements can be summarized by the following:

•
Cash flows from operating activities.   For the year ended December 31, 2012, operating activities increased our cash balances by approximately $163.1 million, including $4.3 million in cash provided by discontinued operations, primarily driven by our financial results for the year.

•
Cash flows from investing activities.  For the year ended December 31, 2012, investing activities reduced our cash balances by approximately $6.9 billion, including $324.0 million in cash used in discontinued operations. The reduction was driven by the increase in our RMBS portfolio as we deployed capital from our common stock offerings.

•
Cash flows from financing activities.   For the year ended December 31, 2012, financing activities increased our cash balance by approximately $7.2 billion, resulting from the net borrowings under repurchase agreements to fund our AFS portfolio as well as net proceeds of $1.6 billion received from our common stock offerings and exercise of outstanding warrants.

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

Aggregate Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements, our non-cancelable office lease and management fees payable under our management agreement:

	Due During the Year Ended December 31,
(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Repurchase agreements (1)	$12,424,510	$—	$99,972	$100,028	$—	$—	$12,624,510
Interest expense on repurchase agreements (2)	18,098	—	1,483	1,706	—	—	21,287
Long-term operating lease obligations	1,085	1,092	1,099	1,106	709	1,442	6,533
Management fee - PRCM Advisers (3)	32,952	—	—	—	—	—	32,952
Total	$12,476,645	$1,092	$102,554	$102,840	$709	$1,442	$12,685,282
____________________

(1)
Repurchase agreements due in 2013 includes $1.0 billion collateralized by U.S. Treasuries that have an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(2)	Interest expense on repurchase facilities are calculated based on rates at December 31, 2012.

(3)	Contractual obligation for the management fee is estimated through the contract expiration date of October 28, 2013.

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

Recently Issued Accounting Standards
Refer to Note 2 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K

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

Other Matters
We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of the 1940 Act. If we failed to maintain our exempt status under the 1940 Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in Item 1 - Business - Other Business - Regulation of this Form 10-K. Accordingly, we monitor our compliance with both the 55% Test and the 80% Tests of the 1940 Act in order to maintain our exempt status. As of December 31, 2012, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.
We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the year ended December 31, 2012. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2012. Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2012, we believe that we qualified as a REIT under the Code.

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
We utilize U.S. Treasuries as well as derivative financial instruments, currently limited to interest rate swaps, swaptions, TBAs, and, to a certain extent, inverse interest-only securities, as of December 31, 2012 to hedge the interest rate risk associated with our portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We rely on PRCM Advisers' expertise to manage these risks on our behalf. We implement part of our hedging strategy through Capitol, our TRS, which is subject to U.S. federal, state and, if applicable, local income tax.
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
The following table provides the indices of our variable rate assets as of December 31, 2012 and December 31, 2011, respectively, based on total notional amount of bonds (dollars in thousands).

	As of December 31, 2012				As of December 31, 2011
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$—	$154,948	$154,948	6%	$—	$174,791	$174,791	14%
LIBOR	2,313,283	28,747	2,342,030	93%	975,327	43,866	1,019,193	83%
Other (2)	18,334	8,066	26,400	1%	16,371	16,337	32,708	3%
Total	$2,331,617	$191,761	$2,523,378	100%	$991,698	$234,994	$1,226,692	100%
____________________

(1)	"Hybrid" amounts reflect those assets with greater than 12 months to reset.

(2)	"Other" includes COFI, MTA and other indices.

Our analysis of risks is based on PRCM Advisers' and its affiliates' experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM Advisers may produce results that differ significantly from the estimates and assumptions used in our models.
We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at December 31, 2012.
All changes in value are measured as the change from the December 31, 2012 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities, at fair value	$232,013	$141,590	$(243,490)	$(500,003)
As a % of December 31, 2012 equity	6.7%	4.1%	(7.1)%	(14.5)%
Trading securities, at fair value	$6,051	$6,051	$(10,797)	$(21,594)
As a % of December 31, 2012 equity	0.2%	0.2%	(0.3)%	(0.6)%
Mortgage loans held-for-sale, at fair value	$257	$78	$(1,282)	$(2,849)
As a % of December 31, 2012 equity	—%	—%	—%	(0.1)%
Derivatives, at fair value, net	$(319,156)	$(216,161)	$219,901	$441,099
As a % of December 31, 2012 equity	(9.2)%	(6.3)%	6.4%	12.8%
Repurchase Agreements	$(7,864)	$(7,752)	$10,690	$21,379
As a % of December 31, 2012 equity	(0.2)%	(0.2)%	0.3%	0.6%
Total Net Assets	$(88,699)	$(76,194)	$(24,978)	$(61,968)
As a % of December 31, 2012 total assets	(0.5)%	(0.5)%	(0.1)%	(0.4)%
As a % of December 31, 2012 equity	(2.5)%	(2.2)%	(0.7)%	(1.8)%
	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(15,151)	$(15,190)	$20,205	$40,410
% change in net interest income	(3.7)%	(3.7)%	4.9%	9.8%

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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2012. The analysis utilizes assumptions and estimates based on management's judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
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
Given the low interest rates at December 31, 2012, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
We have audited the accompanying consolidated balance sheets of Two Harbors Investment Corp. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Two Harbors Investment Corp. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Two Harbors Investment Corp.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Ernst & Young LLP
Minneapolis, Minnesota
February 28, 2013

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS
Available-for-sale securities, at fair value	$13,666,954	$6,249,252
Trading securities, at fair value	1,002,062	1,003,301
Equity securities, at fair value	335,638	—
Mortgage loans held-for-sale, at fair value	58,607	5,782
Cash and cash equivalents	821,108	360,016
Restricted cash	302,322	166,587
Accrued interest receivable	42,613	23,437
Due from counterparties	39,974	32,587
Derivative assets, at fair value	462,080	251,856
Other assets	82,586	7,566
Total Assets	$16,813,944	$8,100,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$12,624,510	$6,660,148
Derivative liabilities, at fair value	129,294	49,080
Accrued interest payable	19,060	6,456
Due to counterparties	412,861	45,565
Accrued expenses	13,295	8,912
Dividends payable	164,347	56,239
Income taxes payable	—	3,898
Total liabilities	13,363,367	6,830,298
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 900,000,000 shares authorized and 298,813,258 and 140,596,708 shares issued and outstanding, respectively	2,988	1,406
Additional paid-in capital	2,948,345	1,373,099
Accumulated other comprehensive income (loss)	696,458	(58,716)
Cumulative earnings	449,358	157,452
Cumulative distributions to stockholders	(646,572)	(203,155)
Total stockholders’ equity	3,450,577	1,270,086
Total Liabilities and Stockholders’ Equity	$16,813,944	$8,100,384

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data)

	Year Ended
	December 31,
	2012	2011	2010
Interest income:
Available-for-sale securities	$448,620	$197,126	$39,844
Trading securities	4,873	4,159	170
Mortgage loans held-for-sale	609	2	—
Cash and cash equivalents	944	347	107
Total interest income	455,046	201,634	40,121
Interest expense	72,106	22,709	4,421
Net interest income	382,940	178,925	35,700
Other-than-temporary impairments:
Total other-than temporary impairment losses	(10,952)	(5,102)	—
Non-credit portion of loss recognized in other comprehensive income (loss)	—	—	—
Net other-than-temporary credit impairment losses	(10,952)	(5,102)	—
Other income:
Gain on investment securities, net	122,466	36,520	6,127
Loss on interest rate swap and swaption agreements	(159,775)	(86,769)	(6,344)
(Loss) gain on other derivative instruments	(40,906)	26,755	7,156
Gain on mortgage loans	2,270	—	—
Total other (loss) income	(75,945)	(23,494)	6,939
Expenses:
Management fees	33,168	14,241	2,989
Other operating expenses	17,678	9,673	4,578
Total expenses	50,846	23,914	7,567
Income from continuing operations before income taxes	245,197	126,415	35,072
Benefit from income taxes	(42,219)	(1,106)	(683)
Net income from continuing operations	287,416	127,521	35,755
Income (loss) from discontinued operations	4,490	(89)	—
Net income attributable to common stockholders	$291,906	$127,432	$35,755
Basic earnings (loss) per weighted average common share:
Continuing operations	$1.19	$1.29	$1.60
Discontinued operations	0.02	—	—
Net income	$1.21	$1.29	$1.60
Diluted earnings (loss) per weighted average common share:
Continuing operations	$1.18	$1.29	$1.60
Discontinued operations	0.02	—	—
Net income	$1.20	$1.29	$1.60
Dividends declared per common share	$1.71	$1.60	$1.48
Weighted average number of shares of common stock:
Basic	242,014,751	98,826,868	22,381,683
Diluted	242,432,156	98,826,868	22,381,683

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME, continued
(in thousands)

	Year Ended
	December 31,
	2012	2011	2010
Comprehensive income:
Net income	$291,906	$127,432	$35,755
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	755,174	(81,335)	23,569
Other comprehensive income (loss)	755,174	(81,335)	23,569
Comprehensive income	$1,047,080	$46,097	$59,324

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings (Losses)	Cumulative Distributions to Stockholders	Total Stockholders' Equity
Balance, December 31, 2009	13,401,368	$134	$131,756	$(950)	$(5,735)	$(3,484)	$121,721
Net income	—	—	—	—	35,755	—	35,755
Other comprehensive income	—	—	—	23,569	—	—	23,569
Net proceeds from issuance of common stock, net of offering costs	27,063,381	271	235,004	—	—	—	235,275
Common dividends declared	—	—	—	—	—	(34,086)	(34,086)
Non-cash equity award compensation	36,463	—	214	—	—	—	214
Balance, December 31, 2010	40,501,212	$405	$366,974	$22,619	$30,020	$(37,570)	$382,448
Net income	—	—	—	—	127,432	—	127,432
Other comprehensive loss	—	—	—	(81,335)	—	—	(81,335)
Net proceeds from issuance of common stock, net of offering costs	100,075,746	1,001	1,005,846	—	—	—	1,006,847
Common dividends declared	—	—	—	—	—	(165,585)	(165,585)
Non-cash equity award compensation	19,750	—	279	—	—	—	279
Balance, December 31, 2011	140,596,708	$1,406	$1,373,099	$(58,716)	$157,452	$(203,155)	$1,270,086
Net income	—	—	—	—	291,906	—	291,906
Other comprehensive income	—	—	—	755,174	—	—	755,174
Net proceeds from issuance of common stock, net of offering costs	138,744,410	1,388	1,361,359	—	—	—	1,362,747
Proceeds from issuance of common stock in connection with exercise of warrants	19,440,119	194	213,399	—	—	—	213,593
Common dividends declared	—	—	—	—	—	(443,417)	(443,417)
Non-cash equity award compensation	32,021	—	488	—	—	—	488
Balance, December 31, 2012	298,813,258	$2,988	$2,948,345	$696,458	$449,358	$(646,572)	$3,450,577

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$291,906	$127,432	$35,755
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on available-for-sale securities, net	1,003	(235)	2,455
Other-than-temporary impairment losses	10,952	5,102	—
Gain on investment securities, net	(122,466)	(36,520)	(6,127)
Gain on mortgage loans	(2,270)	—	—
Loss on termination and option expiration of interest rate swaps and swaptions	29,579	16,970	4,446
Unrealized loss (gain) on interest rate swaps and swaptions	91,748	44,916	(1,425)
Unrealized loss (gain) on other derivative instruments	542	7,424	(784)
Gain on contribution of entity	(10,641)	—	—
Equity based compensation expense	488	279	214
Depreciation of fixed assets	212	39	—
Depreciation of real estate	1,520	—	—
Purchases of mortgage loans held-for-sale	(57,954)	(5,782)	—
Proceeds from repayment of mortgage loans held-for-sale	5,521	—	—
Net change in assets and liabilities:
Increase in accrued interest receivable	(19,176)	(18,054)	(2,803)
Increase in deferred income taxes, net	(37,793)	(5,837)	(678)
(Increase)/decrease in current income tax receivable	(4,166)	(157)	490
Increase in prepaid and fixed assets	(1,401)	(351)	(134)
Increase in other receivables	(31,872)	—	—
Increase in accrued interest payable, net	12,604	5,671	671
(Decrease)/increase in income taxes payable	(3,898)	3,897	1
Increase in accrued expenses	4,383	6,849	1,033
Net change in assets and liabilities of discontinued operations	4,313	—	—
Net cash provided by operating activities	163,134	151,643	33,114

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Year Ended
	December 31,
	2012	2011	2010
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(10,800,018)	(6,321,303)	(1,363,078)
Proceeds from sales of available-for-sale securities	3,411,580	1,046,628	415,824
Principal payments on available-for-sale securities	825,889	323,294	114,704
Purchases of other derivative instruments	(388,171)	(285,350)	(56,461)
Proceeds from sales of other derivative instruments	138,171	51,214	16,638
Purchases of trading securities	(996,016)	(2,019,884)	(258,189)
Proceeds from sales of trading securities	1,001,904	1,222,959	58,516
Purchases of investments in real estate	(293,745)	—	—
Increase (decrease) in due to counterparties, net	359,909	(206,442)	224,297
Increase in restricted cash	(135,735)	(144,039)	(13,635)
Increase in escrow deposits of discontinued operations	(30,208)	—	—
Contribution of cash to Silver Bay	(995)	—	—
Net cash used in investing activities	(6,907,435)	(6,332,923)	(861,384)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$70,643,808	$29,792,780	$4,893,467
Principal payments on repurchase agreements	(64,679,446)	(24,302,435)	(4,135,557)
Proceeds from issuance of common stock, net of offering costs	1,362,747	1,006,847	235,275
Proceeds from exercise of warrants	213,593	—	—
Dividends paid on common stock	(335,309)	(119,796)	(27,120)
Net cash provided by financing activities	7,205,393	6,377,396	966,065
Net increase in cash and cash equivalents	461,092	196,116	137,795
Cash and cash equivalents at beginning of period	360,016	163,900	26,105
Cash and cash equivalents at end of period	$821,108	$360,016	$163,900
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$11,766	$17,039	$3,750
Cash paid (received) for taxes	$3,637	$991	$(497)
Noncash Investing Activities:
Contribution of Two Harbors Property Investment LLC to Silver Bay	$(319,040)	$—	$—
Equity securities and other assets received from Silver Bay	$330,676	$—	$—
Noncash Financing Activities:
Cashless exercise of warrants	$268	$—	$—
Dividends declared but not paid at end of period	$164,347	$56,239	$10,450
Reconciliation of mortgage loans held-for-sale:
Mortgage loans held-for-sale at beginning of period	$5,782	$—	$—
Purchases of mortgage loans held-for-sale	57,954	5,782	—
Proceeds from repayment of mortgage loans held-for-sale	(5,521)	—	—
Gain on mortgage loans held-for-sale	392	—	—
Loans held-for-sale at end of period	$58,607	$5,782	$—

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 1. Organization and Operations
Two Harbors Investment Corp., or the Company, is a Maryland corporation focused on investing in, financing and managing residential mortgage-backed securities, or RMBS, residential mortgage loans, and other financial assets. The Company is externally managed and advised by PRCM Advisers LLC, a subsidiary of Pine River Capital Management L.P., or Pine River, a global multi-strategy asset management firm. The Company's common stock is listed on the NYSE and its warrants are listed on the NYSE MKT under the symbols “TWO” and “TWO.WS,” respectively.
The Company was incorporated on May 21, 2009 and commenced operations as a publicly traded company on October 28, 2009, upon completion of a merger with Capitol Acquisition Corp., or Capitol, which became a wholly owned indirect subsidiary as a result of the merger.
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
On December 19, 2012, the Company completed the contribution of its portfolio of single-family rental properties to Silver Bay Realty Trust Corp. ("Silver Bay"), a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. The Company contributed its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay, and in exchange for its contribution, received shares of common stock of Silver Bay. Silver Bay completed its initial public offering, or IPO, of its common stock on December 19, 2012. See Note 3 - Discontinued Operations for additional information.

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
The Company's investment in the common stock of Silver Bay was reviewed for consolidation under the applicable consolidation guidance, including voting control and variable interest entities ("VIE") models. The Company concluded that it does not have voting control of Silver Bay nor is Silver Bay considered a VIE and, therefore, consolidation of Silver Bay is not required.
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
Significant Accounting Policies
Available-for-Sale Securities, at Fair Value and Trading Securities, at Fair Value
The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other residential mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans (collectively “RMBS”) issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Government National Mortgage Association (“GNMA”) (collectively, “the Agencies” or “GSEs”). The Company also invests in residential mortgage-backed securities that are not issued by the GSEs ("non-Agency RMBS") and U.S. Treasuries.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Designation
The Company classifies its RMBS securities, excluding inverse interest-only Agency securities classified as derivatives for purposes of U.S. GAAP, as available-for-sale (“AFS”) investments. Although the Company generally intends to hold most of its investment securities until maturity, it may, from time to time, sell any of its investment securities as part of its overall management of its portfolio. Accordingly, the Company classifies all of its RMBS investment securities as AFS, including its interest-only strips, which represent the Company's right to receive a specified portion of the contractual interest flows of specific Agency securities. All assets classified as AFS are reported at estimated fair value, with unrealized gains and losses, excluding other than temporary impairments, included in accumulated other comprehensive income (loss), a separate component of stockholders' equity, on an after-tax basis.
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
Determination of RMBS Fair Value
Fair value is determined under the guidance of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company determines the fair value of its Agency RMBS and U.S. Treasuries based upon prices obtained from third-party pricing providers or broker quotes received using the bid price, which are both deemed indicative of market activity. In determining the fair value of its non-Agency RMBS, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data.
If listed price data is not available or insufficient, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs. The Company classifies these securities as Level 3 assets. As of December 31, 2012, less than one percent of the investment securities portfolio is categorized as Level 3.
The Company's application of ASC 820 guidance is discussed in further detail in Note 12 - Fair Value of these notes to the consolidated financial statements.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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
Equity Securities, at Fair Value
In exchange for the contribution of the Company's equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay on December 19, 2012, the Company received shares of common stock of Silver Bay. The Company has classified the securities as equity securities on the balance sheet and has elected the fair value option for accounting purposes. The securities are valued using the closing market price at period end. See Note 12 - Fair Value of these notes to the financial statements for details on fair value measurement.
Mortgage Loans Held-for-Sale
Mortgage loans held-for-sale are reported at fair value as a result of a fair value option election. Fair value is determined under the guidance of ASC 820. The Company determines the fair value of its mortgage loans held-for-sale by type of loan and the determination is generally based on current secondary market pricing or cash flow models using market-based yield requirements. See Note 12 - Fair Value of these notes to the financial statements for details on fair value measurement. The Company classifies mortgage loans held-for-sale based on management's intent to sell them in the secondary whole loan market or include them in a securitization.
Interest income on mortgage loans held-for-sale is recognized at the loan coupon rate. Loans are considered past due when they are 30 days past their contractual due date. Interest income recognition is suspended when mortgage loans are placed on nonaccrual status. Generally, mortgage loans are placed on nonaccrual status when delinquent for more than 60 days or when determined not to be probable of full collection. Interest accrued, but not collected, at the date mortgage loans are placed on nonaccrual is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Mortgage loans are restored to accrual status only when contractually current or the collection of future payments is reasonably assured.
Cash and Cash Equivalents
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
Restricted Cash
Restricted cash represents the Company's cash held by counterparties as collateral against the Company's securities, derivatives and/or repurchase agreements. Also included is the cash balance held pursuant to a letter of credit on the New York office lease. Cash held by counterparties as collateral, which resides in non-interest bearing accounts, is not available to the Company for general corporate purposes, but may be applied against amounts due to securities, derivatives or repurchase counterparties or returned to the Company when the collateral requirements are exceeded or, at the maturity of the derivative or repurchase agreement.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Accrued Interest Receivable
Accrued interest receivable represents interest that is due and payable to the Company. Cash interest is generally received within thirty days of recording the receivable.
Due from/to Counterparties, net
Due from Counterparties includes cash held by counterparties for payment of principal and interest as well as cash held by counterparties as collateral against the Company's derivatives and/or repurchase agreements but represents excess capacity and deemed unrestricted and a receivable from the counterparty as of the balance sheet date. Due to counterparties includes cash payable by the Company upon settlement of trade positions as well as cash deposited to and held by the Company as collateral against the Company's derivatives and/or repurchase agreements but represents a payable to the counterparty as of the balance sheet date.
Derivative Financial Instruments, at Fair Value
In accordance with codified guidance of ASC 815 - Derivatives and Hedging (“ASC 815”), all derivative financial instruments, whether designated for hedging relationships or not, are recorded on the consolidated balance sheet as assets or liabilities and carried at fair value.
At the inception of a derivative contract, the Company determines whether the instrument will be part of a qualifying hedge accounting relationship or whether the Company will account for the contract as a trading instrument. Due to the volatility of the credit markets and difficulty in effectively matching pricing or cash flows, the Company has elected to treat all current derivative contracts as trading instruments. Changes in fair value as well as the accrual and settlement of interest associated with derivatives accounted for as trading instruments are reported in the consolidated statements of comprehensive income as loss on interest rate swap and swaption agreements or (loss) gain on other derivative instruments depending on the type of derivative instrument.
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
The Company has provided specific disclosure regarding the location and amounts of derivative instruments in the financial statements and how derivative instruments and related hedged items are accounted for. See Note 10 - Derivative Instruments and Hedging Activities of these notes to the consolidated financial statements.
Property and Equipment
Property and equipment, stated at cost, net of accumulated depreciation, are reported in other assets in the Company's consolidated balance sheets. Included in property and equipment are certain furniture and fixtures, leasehold improvements, and information technology hardware and software. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which is generally three years.
Repurchase Agreements
The Company finances the acquisition of certain of its investment securities and mortgage loans through the use of repurchase agreements. The repurchase agreements are generally short-term debt, which expire within one year. As of December 31, 2012, certain of the Company's repurchase agreements have contractual terms of greater than one year, and are considered long-term debt. Borrowings under repurchase agreements generally bear interest rates of a specified margin over one-month LIBOR and are generally uncommitted. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements.
Accrued Interest Payable
Accrued interest payable represents interest that is due and payable to third parties. Interest is generally paid within thirty days to three months of recording the payable, based upon the Company's remittance requirements.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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
As a result of these temporary differences, the Company's taxable REIT subsidiaries, or TRSs, may recognize taxable income in periods prior or subsequent to when it recognizes income for GAAP. When this occurs, the TRSs pay or defer the tax liability and establish deferred tax assets or deferred tax liabilities, respectively, for GAAP.
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
The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with ASC 740, Income Taxes. The Company records these liabilities to the extent the Company deems them more likely than not to be incurred. The Company classifies interest and penalties on material uncertain tax positions as interest expense and operating expense, respectively, in its consolidated statements of comprehensive income.
Earnings (Loss) Per Share
Basic and diluted earnings per share are computed by dividing net income attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period. For both basic and diluted per share calculations, potential common shares represents issued and unvested shares of restricted stock, which have full rights to the common stock dividend declarations of the Company. For diluted per share calculations, potential common shares also includes dilutive warrants if the weighted average market value per share of the Company's common stock was above the strike price of the warrants during the period presented. In accordance with ASC 260 Earnings Per Share (“ASC 260”), if there is a loss from continuing operations, the common stock equivalents are deemed anti-dilutive and earnings (loss) per share is calculated excluding the potential common shares.
Other Comprehensive Income (Loss)
Current period net unrealized gains and losses on available-for-sale securities are reported as components of accumulated other comprehensive income (loss) on our consolidated statements of stockholders' equity and in the statement of comprehensive income. Net unrealized gains and losses on securities held by our taxable subsidiaries that are reported in accumulated other comprehensive income (loss) are adjusted for the effects of taxation and may create deferred tax assets or liabilities.
Equity Incentive Plan
The Company adopted an equity incentive plan in 2009 which provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including PRCM Advisers LLC and its affiliates. The 2009 equity incentive plan is administered by the compensation committee of the Company's board of directors. The 2009 equity incentive plan permits the granting of restricted shares of common stock, phantom shares, dividend equivalent rights and other equity-based awards.
The cost of equity awards is determined in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”) and amortized over the vesting term using an accelerated method.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Recently Issued and/or Adopted Accounting Standards
Comprehensive Income
In June 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-05, which amends ASC 820, Comprehensive Income. The amendments are intended to make the presentation of items within Other Comprehensive Income (OCI) more prominent. ASU 2011-05 eliminates the option to present components of OCI in the statement of changes in stockholders' equity and requires companies to present all non-owner changes in stockholders' equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. In addition, reclassification adjustments between OCI and net income must be presented separately on the face of the financial statements. The new guidance does not change the components of OCI or the calculation of earnings per share. ASU 2011-05 is effective for the first interim or annual period beginning on or after December 15, 2011. Adopting this ASU did not have any impact on the Company's consolidated financial condition or results of operations. On December 23, 2011, the FASB issued ASU 2011-12, which defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. This was done to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassification out of accumulated OCI on the components of net income and comprehensive income for all periods presented. No other requirements under ASU 2011-05 are affected by this update.
Fair Value
In May 2011, the FASB issued ASU No. 2011-04, which amends ASC 820, Fair Value Measurements. The amendments in this ASU clarify the requirements for measuring fair value and disclosing information about fair value. It is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards, or IFRS. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011. Adopting this ASU did not have any impact on the Company's consolidated financial condition or results of operations, but did impact financial statement disclosures.
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

Note 3. Discontinued Operations
On December 19, 2012, the Company completed the contribution of its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay. Two Harbors Property Investment LLC previously housed the Company's portfolio of single-family rental properties. As the Company will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the years ended December 31, 2012 and 2011.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Summarized financial information for the discontinued operations are presented below.

	Year Ended
	December 31,
	2012	2011	2010
Income:
Gain on contribution of entity	$10,641	$—	$—
Real estate related revenues	2,730	—	—
Total income	13,371	—	—
Expenses:
Management fees	1,579	—	—
Real estate related expenses	4,731	—	—
Other operating expenses	2,571	89	—
Total expenses	8,881	89	—
Income (loss) from discontinued operations	$4,490	$(89)	$—

The excess of the fair value of Silver Bay common stock received over the carrying value of the investment in real estate through Two Harbors Property Investment LLC and contributed by the Company has been recognized as a gain on contribution of entity.

Note 4. Available-for-Sale Securities, at Fair Value
The following table presents the Company's available-for-sale, or AFS, investment securities by collateral type, which were carried at their fair value as of December 31, 2012 and December 31, 2011:

(in thousands)	December 31, 2012	December 31, 2011
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$3,608,272	$1,609,003
Federal National Mortgage Association	5,130,965	2,414,637
Government National Mortgage Association	2,272,866	1,029,517
Non-Agency	2,654,851	1,196,095
Total mortgage-backed securities	$13,666,954	$6,249,252

At December 31, 2012 and December 31, 2011, the Company pledged investment securities with a carrying value of $12.8 billion and $6.2 billion, respectively, as collateral for repurchase agreements. See Note 13 - Repurchase Agreements.
At December 31, 2012 and December 31, 2011, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and therefore classified as derivatives.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of December 31, 2012 and December 31, 2011:

	December 31, 2012
(in thousands)	Agency	Non-Agency	Total
Face Value	$11,934,492	$4,503,999	$16,438,491
Unamortized premium	749,252	—	749,252
Unamortized discount
Designated credit reserve	—	(1,290,946)	(1,290,946)
Net, unamortized	(1,929,811)	(996,490)	(2,926,301)
Amortized Cost	10,753,933	2,216,563	12,970,496
Gross unrealized gains	276,293	448,403	724,696
Gross unrealized losses	(18,123)	(10,115)	(28,238)
Carrying Value	$11,012,103	$2,654,851	$13,666,954

	December 31, 2011
(in thousands)	Agency	Non-Agency	Total
Face Value	$5,692,754	$2,667,929	$8,360,683
Unamortized premium	279,640	—	279,640
Unamortized discount
Designated credit reserve	—	(782,606)	(782,606)
Net, unamortized	(1,008,780)	(540,969)	(1,549,749)
Amortized Cost	4,963,614	1,344,354	6,307,968
Gross unrealized gains	108,864	11,881	120,745
Gross unrealized losses	(19,321)	(160,140)	(179,461)
Carrying Value	$5,053,157	$1,196,095	$6,249,252

The following tables present the carrying value of the Company's AFS investment securities by rate type as of December 31, 2012 and December 31, 2011:

	December 31, 2012
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$188,429	$2,334,950	$2,523,379
Fixed Rate	10,823,674	319,901	11,143,575
Total	$11,012,103	$2,654,851	$13,666,954

	December 31, 2011
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$231,678	$995,014	$1,226,692
Fixed Rate	4,821,479	201,081	5,022,560
Total	$5,053,157	$1,196,095	$6,249,252

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

income is designated as an off balance sheet credit reserve on the security, with unamortized net discounts or premiums amortized into income over time to the extent realizable.
The following table presents the changes for the year ended December 31, 2012 and 2011 of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	Year Ended December 31,
	2012			2011
(in thousands)	Designated Credit Reserve	Unamortized Net Discount	Total	Designated Credit Reserve	Unamortized Net Discount	Total
Beginning balance at January 1	$(782,606)	$(540,969)	$(1,323,575)	$(145,855)	$(129,992)	$(275,847)
Acquisitions	(634,890)	(553,868)	(1,188,758)	(651,726)	(491,290)	(1,143,016)
Accretion of net discount	493	135,988	136,481	—	54,466	54,466
Realized credit losses	47,344	—	47,344	6,055	—	6,055
Reclassification adjustment for other-than-temporary impairments	(10,952)	—	(10,952)	(5,102)	—	(5,102)
Transfers from (to)	65,401	(65,401)	—	579	(579)	—
Sales, calls, other	24,264	27,760	52,024	13,443	26,426	39,869
Ending balance at December 31	$(1,290,946)	$(996,490)	$(2,287,436)	$(782,606)	$(540,969)	$(1,323,575)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of December 31, 2012 and December 31, 2011. At December 31, 2012, the Company held 1,493 AFS securities, of which 250 were in an unrealized loss position for less than twelve consecutive months and 47 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2011, the Company held 854 AFS securities, of which 264 were in an unrealized loss position for less than twelve months and 20 were in an unrealized loss position for more than twelve consecutive months.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2012	$2,548,995	$(18,610)	$52,689	$(9,628)	$2,601,684	$(28,238)
December 31, 2011	$1,277,120	$(175,348)	$15,608	$(4,113)	$1,292,728	$(179,461)

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
The Company recorded an $11.0 million other-than-temporary credit impairment during the year ended December 31, 2012 on a total of 33 non-Agency RMBS where the future expected cash flows for each security was less than its amortized cost. As of December 31, 2012, the impaired securities had weighted average cumulative losses of 6.8%, weighted average three-month prepayment speed of 2.91, weighted average 60+ day delinquency of 35.8% of the pool balance, and weighted average FICO

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

score of 649. At December 31, 2012, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities, therefore, only the projected credit loss was recognized in earnings. During the year ended December 31, 2011, the Company recorded a $5.1 million other-than-temporary credit impairment on 13 non-Agency RMBS where the future expected cash flows for each security was less than its amortized cost. The Company did not record an other-than-temporary credit impairment during the year ended December 31, 2010.
The following table presents the changes in OTTI included in earnings for years ended December 31, 2012, 2011 and 2010:

	Year Ended
	December 31,
(in thousands)	2012	2011	2010
Cumulative credit loss at beginning of year	$(5,102)	$—	$—
Additions:
Other-than-temporary impairments not previously recognized	(9,537)	(5,102)	—
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	(1,415)	—	—
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	250	—	—
Decreases related to other-than-temporary impairments on securities sold	243	—	—
Cumulative credit loss at end of year	$(15,561)	$(5,102)	$—

Cumulative credit losses related to OTTI may be reduced for securities sold as well as for securities that mature, pay down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain on investment securities, net in the Company's consolidated statements of comprehensive income. For the years ended December 31, 2012 and 2011, the Company sold AFS securities for $3.4 billion and $1.0 billion with an amortized cost of $3.3 billion and $1.0 billion, for net realized gains of $112.9 million and $29.7 million, respectively.
The following table presents the gross realized gains and losses on sales of AFS securities for the years ended December 31, 2012, 2011 and 2010:

	Year Ended
	December 31,
(in thousands)	2012	2011	2010
Gross realized gains	$115,750	$29,983	$6,607
Gross realized losses	(2,859)	(316)	(332)
Total realized gains on sales, net	$112,891	$29,667	$6,275

Note 5. Trading Securities, at Fair Value
The Company holds U.S. Treasuries in a taxable REIT subsidiary and classifies these securities as trading instruments due to short-term investment objectives. As of December 31, 2012 and December 31, 2011, the Company held U.S. Treasuries with an amortized cost of $1.0 billion and a fair value of $1.0 billion for both periods classified as trading securities. The unrealized gains included within trading securities were $5.0 million and $3.1 million as of December 31, 2012 and December 31, 2011, respectively.
For the years ended December 31, 2012 and December 31, 2011, the Company sold trading securities for $1.0 billion and $1.2 billion with an amortized cost of $1.0 billion and $1.2 billion, resulting in realized gains of $1.7 million and $3.3 million, respectively, on the sale of these securities. For the years ended December 31, 2012 and December 31, 2011, trading securities experienced unrealized gains of $2.0 million and $3.5 million, respectively. Both realized and unrealized gains and losses are

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

recorded as a component of gains on investment securities, net in the Company's consolidated statements of comprehensive income.
At December 31, 2012, the Company pledged trading securities with a carrying value of $1.0 billion as collateral for repurchase agreements. See Note 13 - Repurchase Agreements.

Note 6. Equity Securities, at Fair Value
Equity securities consists of shares of Silver Bay common stock carried at fair value as a result of a fair value option election. In exchange for the contribution of the Company's equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay on December 19, 2012, the Company received 17,824,647 shares of common stock, or 47.7%, of Silver Bay at the initial public offering price of $18.50. The following table presents the carrying value of the Company's equity securities as of December 31, 2012:

(in thousands)	December 31, 2012
Initial carrying value	$329,756
Unrealized gain	5,882
Carrying value	$335,638

Note 7. Mortgage Loans Held-for-Sale, at Fair Value
Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of a fair value option election. The following table presents the carrying value of the Company's mortgage loans held-for-sale as of December 31, 2012 and December 31, 2011:

(in thousands)	December 31, 2012	December 31, 2011
Unpaid principal balance	$56,976	$5,655
Fair value adjustment	1,631	127
Carrying value	$58,607	$5,782

At December 31, 2012, the Company pledged mortgage loans with a carrying value of $52.5 million as collateral for repurchase agreements. See Note 13 - Repurchase Agreements.

Note 8. Restricted Cash
The Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts. The Company has also placed cash in a restricted account pursuant to a letter of credit on an office space lease.
The following table presents the Company's restricted cash balances as of December 31, 2012 and December 31, 2011:

(in thousands)	December 31, 2012	December 31, 2011
Restricted cash balances held by trading counterparties:
For securities trading activity	$9,000	$9,000
For derivatives trading activity	208,669	62,784
As restricted collateral for repurchase agreements	84,307	94,803
	301,976	166,587
Restricted cash balance pursuant to letter of credit on office lease	346	—
Total	$302,322	$166,587

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 9. Accrued Interest Receivable
The following table presents the Company's accrued interest receivable by collateral type:

(in thousands)	December 31, 2012	December 31, 2011
Accrued Interest Receivable:
U.S. Treasuries	$1,119	$1,003
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	11,888	5,844
Federal National Mortgage Association	17,101	9,770
Government National Mortgage Association	8,962	4,454
Non-Agency	3,296	2,328
Total mortgage-backed securities	41,247	22,396
Mortgage loans held-for-sale	247	38
Total	$42,613	$23,437

Note 10. Derivative Instruments and Hedging Activities
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
Balance Sheet Presentation
The following tables present the gross fair value and notional amounts of the Company's derivative financial instruments treated as trading instruments as of December 31, 2012 and December 31, 2011.

(in thousands)	December 31, 2012
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$304,975	$1,909,351	$—	$—
Interest rate swap agreements	—	—	(129,055)	14,070,000
Credit default swap agreements	52,906	438,440	—	—
Swaptions	102,048	4,950,000	—	—
TBAs	1,917	2,414,000	(239)	139,000
Forward purchase commitment	234	56,865	—	—
Total	$462,080	$9,768,656	$(129,294)	$14,209,000

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

(in thousands)	December 31, 2011
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$157,421	$1,131,084	$—	$—
Interest rate swap agreements	—	—	(28,790)	5,810,000
Credit default swap agreements	86,136	544,699	(14,638)	154,812
Swaptions	5,635	2,900,000	—	—
TBAs	2,664	275,000	(5,652)	850,000
Forward sale commitment	—	5,202	—	—
Total	$251,856	$4,855,985	$(49,080)	$6,814,812

The following table provides the average outstanding notional amounts of the Company's derivative financial instruments treated as trading instruments for the years ended December 31, 2012 and December 31, 2011.

(in thousands)	Year Ended December 31,
	2012		2011
Trading instruments	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Inverse interest-only securities	$1,741,380	$—	$885,734	$—
Interest rate swap agreements	—	9,891,749	—	3,667,493
Credit default swaps	563,434	68,541	250,894	135,952
Swaptions	4,023,639	—	1,619,452	—
TBAs	546,429	526,085	313,630	726,781
Short treasuries	—	11,749	—	—
Forward purchase commitment	94,855	—	—	—
Forward sale commitment	2,395	—	128	—

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table summarizes the location and amount of gains and losses on derivative instruments reported in the consolidated statements of comprehensive income on its derivative instruments:

(in thousands)
Trading Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Year Ended December 31,
		2012	2011	2010
Risk Management Instruments
Interest Rate Contracts
Investment securities - RMBS	(Loss) gain on other derivative instruments	$(30,897)	$91	$2,711
Investment securities - U.S. Treasuries and TBA contracts	Loss on interest rate swap and swaption agreements	(13,056)	6,112	(2,047)
Mortgage loans held-for-sale	Gain on mortgage loans	2,370	—	—
Repurchase agreements	Loss on interest rate swap and swaption agreements	(146,719)	(92,881)	(4,297)
Credit default swaps - Receive protection	(Loss) gain on other derivative instruments	(61,935)	11,409	—
Non-Risk Management Instruments
Credit default swaps - Provide protection	(Loss) gain on other derivative instruments	11,988	(8,137)	(44)
Inverse interest-only securities	(Loss) gain on other derivative instruments	41,706	23,392	4,489
Short treasuries	(Loss) gain on other derivative instruments	(1,768)	—	—
Total		$(198,311)	$(60,014)	$812

For the years ended December 31, 2012 and 2011, the Company recognized $38.4 million and $24.9 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from generally paying a fixed interest rate on an average $9.9 billion and $3.7 billion notional, respectively, to hedge a portion of the Company's interest rate risk on its short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest.
For the years ended December 31, 2012 and 2011, the Company terminated, had agreements mature, or had options expire on a total of 26 and 32 interest rate swap and swaption positions of $4.5 billion and $3.2 billion notional, respectively. Upon settlement of the early terminations, contractual maturities and option expirations, the Company paid $1.6 million and $6.0 million in full settlement of its net interest spread liability and recognized $29.6 million and $17.0 million in realized losses on the swaps and swaptions, respectively, including early termination penalties.
For the years ended December 31, 2012 and 2011, the Company terminated a total of 18 and 3 credit default swap positions totaling $825.0 million and $175.0 million notional, respectively. Upon settlement of the early terminations, the Company paid $2.9 million and $1.1 million, respectively, in full settlement of its net interest spread payable and recognized $17.6 million in realized losses and $4.6 million in realized gains for the years ended December 31, 2012 and 2011, respectively, on the credit default swaps, including early termination penalties.
Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the consolidated statements of cash flows. Derivative fair value adjustments are reflected within the unrealized loss (gain) on interest rate swaps and swaptions, unrealized loss (gain) on other derivative instruments, and gain on mortgage loans line items within the operating activities section of the consolidated statements of cash flows. Realized losses on interest rate swap and swaption agreements are reflected within the loss on termination of interest rate swaps and swaptions line item within the operating activities section of the consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the purchases of other derivative instruments, proceeds from sales of other derivative

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

instruments, and increase (decrease) in due to counterparties, net line items within the investing activities section of the consolidated statements of cash flows.
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
As of December 31, 2012 and December 31, 2011, the Company had outstanding fair value of $77.3 million and $48.4 million, respectively, of interest-only securities in place to economically hedge its investment securities. These interest-only securities are included in AFS securities, at fair value, in the consolidated balance sheets. In addition, the Company held TBA positions with $1.8 billion and $275.0 million in long notional, and an additional $800.0 million and $850.0 million in short notional as of December 31, 2012 and December 31, 2011, respectively. The Company discloses these on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. These contracts held a fair market value of $1.9 million and $2.7 million, included in derivative assets, at fair value, and $0.2 million and $5.7 million, included in derivative liabilities, at fair value, in the consolidated balance sheet as of December 31, 2012 and December 31, 2011, respectively.
Commitments to Purchase and/or Sell Mortgage Loans Held-for-Sale  - Prior to a mortgage loan purchase, the Company may enter into forward purchase commitments with counterparties whereby the Company commits to purchasing the loans at a particular interest rate, provided the borrower elects to close the loan. These commitments to purchase mortgage loans have been defined as derivatives and are therefore recorded on the balance sheet as assets or liabilities and measured at fair value. Subsequent changes in fair value are recorded on the balance sheet as adjustments to the carrying value of these assets or liabilities with a corresponding adjustment recognized in current period earnings. As of December 31, 2012, the Company had entered into commitments to purchase $56.9 million of mortgage loans, subject to fallout if the loans do not close, with a fair value of $0.2 million at December 31, 2012.
The Company is exposed to interest rate risk on mortgage loans from the time it commits to purchase the mortgage loan until we acquire the loan from the originator and subsequently sell the loan to a third party. Changes in interest rates impact the market price for the mortgage loans. For example, as market interest rates decline, the value of mortgage loans held-for-sale increases, and vice versa. To mitigate the impact of this risk, the Company may from time to time enter into a forward sale commitment under the Forward AAA Securities Agreement, or the Forward Agreement, with Barclays Bank PLC, or Barclays, pursuant to which Barclays would purchase certain securities issued in connection with a potential securitization transaction involving mortgage loans subject to the Forward Agreement. As of December 31, 2011, one trade had been executed under the Forward Agreement with a notional of $5.2 million. No fair value was assigned to the derivative at December 31, 2011 as it was entered into at market terms at the end of the year. This trade was settled by the Company in the three months ended June 30, 2012. As of December 31, 2012, the Company had no additional trades under the Forward Agreement. The Company may also enter into other derivative contracts to hedge the interest rate risk related to the commitments to purchase mortgage loans, such as interest rate swaps, swaptions or TBAs.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

As of December 31, 2012 and December 31, 2011, the Company had the following outstanding interest rate swaps that were utilized as economic hedges of interest rate risk associated with the Company's short-term repurchase agreements:

(notional in thousands)
December 31, 2012
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2013	$2,275,000	0.713%	0.458%	0.56
2014	1,675,000	0.644%	0.467%	1.57
2015	2,770,000	0.908%	0.435%	2.43
2016	1,940,000	0.874%	0.418%	3.46
2017 and Thereafter	3,910,000	0.960%	0.387%	4.72
Total	$12,570,000	0.850%	0.426%	2.85

(notional in thousands)
December 31, 2011
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2012	$25,000	0.868%	0.315%	0.98
2013	2,025,000	0.737%	0.368%	1.55
2014	1,275,000	0.670%	0.380%	2.72
2015	820,000	1.575%	0.329%	3.52
2016	240,000	2.156%	0.316%	4.32
Total	$4,385,000	0.952%	0.361%	2.41

The Company has also entered into interest rate swaps in combination with U.S. Treasuries to economically hedge funding cost risk. As of December 31, 2012 and December 31, 2011, the Company held $1.0 billion in fair value of U.S. Treasuries classified as trading securities and the following outstanding interest rate swaps:

(notional in thousands)
December 31, 2012
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2015	$1,000,000	0.799%	0.434%	2.28
Total	$1,000,000

(notional in thousands)
December 31, 2011
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2013	$1,250,000	0.620%	0.339%	1.54
Total	$1,250,000

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

As of December 31, 2012, the Company had the following outstanding interest rate swaps that were entered into in combination with TBA contracts to economically hedge mortgage interest rate exposure (or duration):

(notional in thousands)
December 31, 2012
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2014	$500,000	0.399%	0.356%	1.78
Total	$500,000

As of December 31, 2012, all of the Company's interest rate swap contracts receive interest at a 1-month or 3-month LIBOR rate. As of December 31, 2011, all of the Company's interest rate swap contracts received interest at a 1-month or 3-month LIBOR rate, except the following interest rate swap entered in combination with TBA contracts to economically hedge mortgage basis widening where the Company paid interest at a 3-month LIBOR rate:

(notional in thousands)
December 31, 2011
Swaps Maturities	Notional Amounts	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2016	$175,000	0.420%	1.772%	4.58
Total	$175,000
Additionally, as of December 31, 2012 and December 31, 2011, the Company had the following outstanding interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would pay a fixed rate) that were utilized as macro-economic hedges:

December 31, 2012
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Payer	< 6 Months	$3,983	$30	5.37	$300,000	4.00%	3M Libor	10.0
Payer	≥ 6 Months	129,925	102,018	53.38	4,650,000	3.74%	3M Libor	9.7
Total Payer		$133,908	$102,048	53.38	$4,950,000	3.75%	3M Libor	9.8

December 31, 2011
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Payer	< 6 Months	$16,147	$4	4.97	$1,600,000	3.22%	3M Libor	3.7
Payer	≥ 6 Months	13,523	5,631	12.27	1,300,000	3.19%	3M Libor	6.5
Total Payer		$29,670	$5,635	12.26	$2,900,000	3.21%	3M Libor	4.9

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
For non-Agency investment securities, the Company may enter into credit default swaps to hedge credit risk. In future periods, the Company could enhance its credit risk protection, enter into further paired derivative positions, including both long and short credit default swaps and/or seek opportunistic trades in the event of a market disruption (see "Non-Risk Management Activities" section). The Company also has processes and controls in place to monitor, analyze, manage and mitigate its credit risk with respect to non-Agency RMBS.
As of December 31, 2012, the Company held credit default swaps where the Company receives credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company's credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.
The following tables present credit default swaps where the Company is receiving protection held as of December 31, 2012 and December 31, 2011:

(notional and dollars in thousands)
December 31, 2012
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain/(Loss)
Receive	9/20/2013	460.00	$(45,000)	$(264)	$(3,127)	$(3,391)
	12/20/2013	181.91	(105,000)	(198)	(3,225)	(3,423)
	6/20/2016	105.50	(100,000)	(1,940)	(260)	(2,200)
	12/20/2016	496.00	(25,000)	527	(4,062)	(3,535)
	5/25/2046	297.60	(163,440)	54,781	(71,114)	(16,333)
	Total	254.06	$(438,440)	$52,906	$(81,788)	$(28,882)

(notional and dollars in thousands)
December 31, 2011
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain/(Loss)
Receive	9/20/2013	460.00	$(45,000)	$2,422	$(3,127)	$(705)
	12/20/2013	172.50	(105,000)	3,742	(3,225)	517
	6/20/2016	105.00	(150,000)	2,074	(355)	1,719
	12/20/2016	684.38	(125,000)	10,200	(13,062)	(2,862)
	5/25/2046	377.23	(119,699)	67,698	(57,322)	10,376
	Total	341.94	$(544,699)	$86,136	$(77,091)	$9,045

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under contracts completely fail to perform under the terms of these contracts, assuming

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of December 31, 2012, the fair value of derivative financial instruments as an asset and liability position was $462.1 million and $129.3 million, respectively.
The Company mitigates the credit risk exposure on derivative financial instruments by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines, and the Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. As of December 31, 2012, the Company has received cash deposits from counterparties of $114.1 million and placed cash deposits of $212.8 million in accounts maintained by counterparties, of which the amounts are netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the consolidated balance sheet.
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
Inverse interest-only securities with a carrying value of $305.0 million, including accrued interest receivable of $3.7 million, are accounted for as derivative financial instruments in the consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of December 31, 2012 and December 31, 2011:

(in thousands)	December 31, 2012	December 31, 2011
Face Value	$1,909,351	$1,131,084
Unamortized premium	—	—
Unamortized discount
Designated credit reserve	—	—
Net, unamortized	(1,620,966)	(973,066)
Amortized Cost	288,385	158,018
Gross unrealized gains	21,616	4,606
Gross unrealized losses	(8,737)	(7,385)
Carrying Value	$301,264	$155,239

As of December 31, 2011, the Company also held credit default swaps where the Company provides credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company's credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps. The Company did not hold any credit default swaps where the Company provides credit protection as of December 31, 2012.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table presents credit default swaps where the Company is providing protection held as of December 31, 2011:

(notional and dollars in thousands)
December 31, 2011
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Loss
Provide	7/25/2036	358.71	$99,890	$2,733	$(11,089)	$(8,356)
	5/25/2046	146.18	54,922	(17,371)	13,574	(3,797)
		289.59	$154,812	$(14,638)	$2,485	$(12,153)

Note 11. Other Assets
Other assets as of December 31, 2012 and December 31, 2011 are summarized in the following table:

(in thousands)	December 31, 2012	December 31, 2011
Property and equipment at cost	$1,034	$322
Accumulated depreciation (1)	(251)	(39)
Net property and equipment	783	283
Prepaid expenses	1,411	722
Current income tax receivable	4,323	157
Deferred tax assets	44,184	6,391
Other receivables (2)	31,885	13
Total other assets	$82,586	$7,566
____________________

(1)	Depreciation expense for the years ended December 31, 2012 and 2011 was $212,044 and $39,029, respectively.

(2)	The majority of other receivables are amounts due from the Company's transfer agent for cash proceeds received upon exercise of warrants by warrantholders on December 31, 2012.

Note 12. Fair Value
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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
Investment securities  - The Company holds a portfolio of AFS and trading securities that are carried at fair value in the consolidated balance sheet. AFS securities are primarily comprised of Agency and non-Agency RMBS while the Company's U.S. Treasuries are classified as trading securities. The Company determines the fair value of its U.S. Treasuries and Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. In determining the fair value of its non-Agency RMBS, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its U.S. Treasuries as Level 1 fair value assets at December 31, 2012. The Company classified 99.9% of its RMBS AFS securities reported at fair value as Level 2 at December 31, 2012. AFS and trading securities account for 88.0% and 6.5% of all assets reported at fair value at December 31, 2012, respectively.
Equity securities - The Company holds shares of Silver Bay common stock that are carried at fair value in the consolidated balance sheet as a result of a fair value option election. The Company determines fair value of these equity securities based on the closing market price at period end. The Company classified 100% of its equity securities as Level 1 fair value assets at December 31, 2012.
Mortgage loans held-for-sale  - The Company holds a portfolio of mortgage loans held-for-sale that are carried at fair value in the consolidated balance sheet as a result of a fair value option election. The Company determines fair value of its mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 100% of its mortgage loans held-for-sale as Level 2 fair value assets at December 31, 2012.
Derivative instruments  - The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, swaptions, and credit default swaps. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, swaptions and credit default swaps reported at fair value as Level 2 at December 31, 2012.
The Company also enters into certain other derivative financial instruments, such as TBAs and inverse interest-only securities. These instruments are similar in form to the Company's AFS securities and the Company utilizes broker quotes to value these instruments. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at December 31, 2012. The Company reported 100% of its TBAs as Level 1 as of December 31, 2012.
The Company may also enter into forward purchase commitments on mortgage loans whereby the Company commits to purchasing the loans at a particular interest rate. The fair value of these derivatives is determined based on prices obtained from third-party price providers. Fallout assumptions if the borrower elects not to close the loan are applied to the third-party pricing. The Company classified 100% of its forward purchase commitments at fair value as Level 2 at December 31, 2012.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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

	Recurring Fair Value Measurements
	At December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$13,665,083	$1,871	$13,666,954
Trading securities	1,002,062	—	—	1,002,062
Equity securities	335,638	—	—	335,638
Mortgage loans held-for-sale	—	58,607	—	58,607
Derivative assets	1,917	460,163	—	462,080
Total assets	$1,339,617	$14,183,853	$1,871	$15,525,341
Liabilities
Derivative liabilities	$239	$129,055	$—	$129,294
Total liabilities	$239	$129,055	$—	$129,294

	Recurring Fair Value Measurements
	At December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$6,238,136	$11,116	$6,249,252
Trading securities	1,003,301	—	—	1,003,301
Mortgage loans held-for-sale	—	—	5,782	5,782
Derivative assets	2,664	249,192	—	251,856
Total assets	$1,005,965	$6,487,328	$16,898	$7,510,191
Liabilities
Derivative liabilities	$5,652	$43,428	$—	$49,080
Total liabilities	$5,652	$43,428	$—	$49,080

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2012, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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

	Level 3 Recurring Fair Value Measurements
	Year Ended December 31, 2012				Year Ended December 31, 2011
	Assets				Assets
(in thousands)	Available-For-Sale Securities		Mortgage Loans Held-For-Sale		Available-For-Sale Securities		Mortgage Loans Held-For-Sale
Beginning of period level 3 fair value	$11,116		$5,782		$8,600		$—
Gains/(losses) included in net income:
Realized gains (losses)	(517)	(1)	—		(24)	(1)	—
Unrealized gains (losses)	—		(45)	(2)	—		—
Total net gains/(losses) included in net income	(517)		(45)		(24)		—
Other comprehensive income	(559)		—		(46)		—
Purchases	—		—		1,834		5,782
Sales	—		—		—		—
Settlements	—		(26)		(18)		—
Gross transfers into level 3	2,947		—		770		—
Gross transfers out of level 3	(11,116)		(5,711)		—		—
End of period level 3 fair value	$1,871		$—		$11,116		$5,782
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—		$—		$—		$—
___________________

(1)
For the years ended December 31, 2012 and 2011, the realized losses on available-for-sale securities represent net (premium amortization)/discount accretion recorded in interest income on the consolidated statements of comprehensive income.

(2)	For the year ended December 31, 2012, the change in unrealized losses on mortgage loans held-for-sale was recorded in gain on mortgage loans on the consolidated statements of comprehensive income.

The Company transferred three Level 3 assets in the amount of $16.8 million into Level 2 during the year ended December 31, 2012. The assets were deemed to be Level 2 based on the availability of third-party pricing and corroborating market data. The Company did not incur transfers between Level 1 and Level 2 for the year ended December 31, 2012. The Company transferred two Level 2 assets in the amount of $2.9 million into Level 3 during the year ended December 31, 2012.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The assets were deemed to be Level 3 based on the limited availability of third-party pricing. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
The Company transferred one Level 2 asset in the amount of $0.8 million into Level 3 during the year ended December 31, 2011. The asset was deemed to be Level 3 based on the limited availability of third-party pricing.
Fair Value Option for Financial Assets and Financial Liabilities
The Company elected the fair value option for the residential mortgage loans it acquired. The fair value option was elected to mitigate earnings volatility by better matching the accounting for the assets with the related hedges. The residential mortgage loans are carried within mortgage loans held-for-sale on the consolidated balance sheet. The Company's policy is to separately record interest income on these fair value elected loans. Upfront fees and costs related to the fair value elected loans are not deferred or capitalized. Fair value adjustments are reported in gain on mortgage loans on the consolidated statements of comprehensive income. The fair value option is irrevocable once the loan is acquired.
The Company also elected the fair value option for the equity securities carried on the consolidated balance sheet, which consist solely of shares of Silver Bay common stock. The Company determines fair value of these equity securities based on the closing market price at period end. Fair value adjustments are reported in gain on investment securities, net on the consolidated statements of comprehensive income.
The following table summarizes the fair value option elections and information regarding the amounts recognized in earnings for each fair value option-elected item.

	Changes included in the Consolidated Statements of Comprehensive Income
	Year Ended December 31,
	2012	2011	2010
(in thousands)
Interest income on mortgage loans(1)	$609	$2	$—
Realized loss on mortgage loans (2)	(126)	—	—
Unrealized gain on mortgage loans (2)	26	—	—
Unrealized gain on equity securities (3)	5,822	—	—
Total included in net income	$6,331	$2	$—
Change in fair value due to credit risk	$—	$—	$—
____________________

(1)	Interest income on mortgage loans held-for-sale is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.

(2)	Realized loss and unrealized gain on mortgage loans is recorded in gain on mortgage loans on the consolidated statements of comprehensive income.

(3)	Unrealized gain on equity securities is recorded in gain on investment securities, net on the consolidated statements of comprehensive income.

The table below provides the fair value and the unpaid principal balance for the Company's fair value option-elected loans.

	December 31, 2012		December 31, 2011
(in thousands)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Mortgage loans held-for-sale
Total loans	$56,976	$58,607	$5,655	$5,782
Nonaccrual loans	$—	$—	$—	$—
Loans 90+ days past due	$—	$—	$—	$—
____________________

(1)	Excludes accrued interest receivable.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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

•
AFS securities, trading securities, equity securities, mortgage loans held-for-sale, derivative assets and liabilities are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the Fair Value Measurements section of this footnote.

•
Cash and cash equivalents and restricted cash have a carrying value which approximates fair value because of the short maturities of these instruments. The Company categorizes the fair value measurement of these assets as Level 1.

•
The carrying value of repurchase agreements that mature in less than one year generally approximates fair value due to the short maturities. The Company holds $200.0 million of repurchase agreements that are considered long-term. The Company's long-term repurchase agreements have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 1.

Note 13. Repurchase Agreements
The Company had outstanding $12.6 billion of repurchase agreements, including repurchase agreements funding the Company's U.S. Treasuries of $1.0 billion. Excluding the debt associated with the Company's U.S. Treasuries and the effect of the Company's interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.76% and weighted average remaining maturities of 85 days as of December 31, 2012. The Company had outstanding $6.7 billion of repurchase agreements with a weighted average borrowing rate of 0.78%, excluding the debt associated with the Company's U.S. Treasuries and the effect of the Company's interest rate swaps, and weighted average remaining maturities of 73 days as of December 31, 2011. As of December 31, 2012 and December 31, 2011, the debt associated with the Company's U.S. Treasuries had a weighted average borrowing rate of 0.30% and 0.12%, respectively.
At December 31, 2012 and December 31, 2011, the repurchase agreement balances were as follows:

(in thousands)	December 31, 2012	December 31, 2011
Short-term	$12,424,510	$6,610,148
Long-term	200,000	50,000
Total	$12,624,510	$6,660,148

At December 31, 2012 and December 31, 2011, the repurchase agreements had the following characteristics:

(dollars in thousands)	December 31, 2012		December 31, 2011
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Amount Outstanding	Weighted Average Borrowing Rate
U.S. Treasuries	$997,500	0.30%	$1,001,250	0.12%
Agency RMBS AFS	10,171,385	0.54%	4,804,533	0.50%
Non-Agency RMBS	1,177,675	2.50%	731,014	2.61%
Agency derivatives	228,241	1.16%	118,032	0.97%
Mortgage loans held-for-sale	49,709	2.46%	5,319	3.20%
Total	$12,624,510	0.72%	$6,660,148	0.68%

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

At December 31, 2012 and December 31, 2011, the repurchase agreements had the following remaining maturities:

(in thousands)	December 31, 2012	December 31, 2011
Within 30 days	$3,038,229	$1,967,009
30 to 59 days	3,528,393	1,263,060
60 to 89 days	1,731,595	1,096,410
90 to 119 days	849,621	359,171
120 to 364 days	2,279,172	923,248
Open maturity (1)	997,500	1,001,250
One year and over (2)	200,000	50,000
Total	$12,624,510	$6,660,148
____________________

(1)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(2)	One year and over includes repurchase agreements with maturity dates ranging from June 26, 2015 to July 27, 2016.

The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	December 31, 2012	December 31, 2011
Available-for-sale securities, at fair value	$12,810,355	$6,160,229
Trading securities, at fair value	1,002,062	1,003,301
Mortgage loans held-for-sale	52,529	5,782
Cash and cash equivalents	10,000	15,000
Restricted cash	84,307	94,803
Due from counterparties	36,917	32,201
Derivative assets, at fair value	291,054	145,779
Total	$14,287,224	$7,457,095

Although the repurchase agreements are committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table summarizes certain characteristics of the Company's repurchase agreements and counterparty concentration at December 31, 2012 and December 31, 2011:

	December 31, 2012				December 31, 2011
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
JP Morgan Chase (2)	$1,382,348	$281,717	8%	70.8	$1,250,629	$184,046	14%	70.0
All other counterparties (3)	10,244,662	1,379,409	40%	86.4	4,408,269	613,446	48%	73.8
Total	$11,627,010	$1,661,126			$5,658,898	$797,492
____________________

(1)
Represents the net carrying value of the securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. At December 31, 2012 and December 31, 2011, the Company had $291.7 million and $45.6 million, respectively, in payables due to broker counterparties for unsettled securities purchases. The payables are not included in the amounts presented above.

(2)	Excludes repurchase agreements collateralized by U.S. Treasuries with a rolling 1-day maturity.

(3)	Represents amounts outstanding to 21 and 17 counterparties at December 31, 2012 and December 31, 2011, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties.

Note 14. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of December 31, 2012:
Management agreement - The Company pays PRCM Advisers a management fee equal to 1.5% per annum, calculated and payable quarterly in arrears, of the Company's stockholders' equity. For purposes of calculating the management fee, the Company's stockholders' equity means the sum of the net proceeds from all issuances of the Company's equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company's retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company pays for repurchases of the Company's common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in GAAP, and certain non-cash items after discussions between PRCM Advisers and the Company's independent directors and approval by a majority of the Company's independent directors. To the extent asset impairment reduces the Company's retained earnings at the end of any completed calendar quarter; it will reduce the management fee for such quarter. The Company's stockholders' equity for the purposes of calculating the management fee could be greater than the amount of stockholders' equity shown on the consolidated financial statements. The initial term of the management agreement expires on October 28, 2013, with automatic, one-year renewals at the end of the initial term and each year thereafter.
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
Employment contracts - The Company does not directly employ any personnel. Instead, the Company relies on the resources of PRCM Advisers to conduct the Company's operations. Expense reimbursements to PRCM Advisers are made in cash on a quarterly basis following the end of each quarter.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Operating leases - As of December 31, 2012, the Company was obligated under non-cancelable operating leases for office space. Future minimum rental payments, including escalation clauses, under leases with terms of one year or more at December 31, 2012 were as follows:

(in thousands)
Year	Minimum Payment
2013	$1,085
2014	1,092
2015	1,099
2016	1,106
2017	709
Thereafter	1,442
$6,533
Expenses under the lease agreements were $573,732 and $90,695 for the years ended December 31, 2012 and 2011, respectively. The Company did not maintain an operating lease for the year ended December 31, 2010.
Legal and regulatory - From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company's consolidated financial statements and therefore no accrual is required as of December 31, 2012.
Commitments to purchase mortgage loans  - In 2012, the Company entered into forward purchase commitments with counterparties whereby the Company committed to purchasing loans at a particular interest rate, provided the borrower elects to close the loan. All of these commitments were accounted for as derivatives at December 31, 2012.

Note 15. Stockholders' Equity
Common stock
As of December 31, 2012, the Company had 298,813,258 shares of common stock outstanding and 13,531,429 warrants outstanding. The warrants, which can be converted into a share of common stock on a one-for-one basis, had an exercise price of $11.00 per share and expire on November 7, 2013. The warrant agreement limits a holder's ability to exercise warrants to ensure that such holder's beneficial ownership or constructive ownership (as defined in our charter) does not exceed the restrictions contained in the charter limiting the ownership of shares of our common stock for purposes of maintaining our REIT qualification.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table presents a reconciliation of the common shares outstanding from inception through December 31, 2012:

Number of common shares
Common shares outstanding, December 31, 2009	13,401,368
Issuance of common stock	27,063,381
Issuance of restricted stock (fully vested)	36,463
Common shares outstanding, December 31, 2010	40,501,212
Issuance of common stock	100,075,746
Issuance of restricted stock (1)	19,750
Common shares outstanding, December 31, 2011	140,596,708
Issuance of common stock	158,184,529
Issuance of restricted stock (1)	32,021
Common shares outstanding, December 31, 2012	298,813,258
____________________

(1)	Represents shares of restricted stock granted under the 2009 equity incentive plan, of which 25,325 restricted shares remained subject to vesting requirements at December 31, 2012.

Distributions to stockholders
The following table presents cash dividends declared by the Company on its common stock from October 28, 2009 through December 31, 2012:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 17, 2012	December 31, 2012	January 18, 2013	$0.55
September 12, 2012	September 24, 2012	October 22, 2012	$0.36
June 12, 2012	June 22, 2012	July 20, 2012	$0.40
March 14, 2012	March 26, 2012	April 20, 2012	$0.40
December 14, 2011	December 27, 2011	January 20, 2012	$0.40
September 14, 2011	September 26, 2011	October 20, 2011	$0.40
June 14, 2011	June 24, 2011	July 20, 2011	$0.40
March 2, 2011	March 14, 2011	April 14, 2011	$0.40
December 8, 2010	December 17, 2010	January 20, 2011	$0.40
September 13, 2010	September 30, 2010	October 21, 2010	$0.39
June 14, 2010	June 30, 2010	July 22, 2010	$0.33
March 12, 2010	March 31, 2010	April 23, 2010	$0.36
December 21, 2009	December 31, 2009	January 26, 2010	$0.26

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) at December 31, 2012 and December 31, 2011 was as follows:

(in thousands)	December 31, 2012	December 31, 2011
Available-for-sale securities, at fair value
Unrealized gains	$724,696	$120,745
Unrealized losses	(28,238)	(179,461)
Accumulated other comprehensive income (loss)	$696,458	$(58,716)

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
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company's common stock by reinvesting some or all of the cash dividends received on shares of the Company's common stock. Stockholders may also make optional cash purchases of shares of the Company's common stock subject to certain limitation detailed in the plan prospectus. An aggregate of 7.5 million shares of our common stock were originally reserved for issuance under the plan. As of December 31, 2012, 84,287 shares have been issued under the plan for total proceeds of $0.9 million.
Share Repurchase Program
On October 5, 2011, the Company's Board of Directors authorized a share repurchase program, which allows the Company to repurchase up to 10,000,000 shares of its common stock. On November 14, 2012, the Board of Directors authorized an increase of 15,000,000 shares to the previously authorized share repurchase program for a total of 25,000,000 authorized shares. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. The Company did not repurchase any of its common stock during the fiscal years ended December 31, 2012 or 2011.
At-the-Market Offering
On May 25, 2012, the Company entered into an equity distribution agreement under which the Company may sell up to an aggregate of 20,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. During the year ended December 31, 2012, the company sold 7,585,869 shares of common stock for total accumulated net proceeds of approximately $77.6 million.
Warrants
During the year ended December 31, 2012, warrantholders exercised 19,417,571 warrants to purchase 19,417,571 shares of the Company's common stock, at an exercise price of $11.00 per share, resulting in proceeds to the Company totaling approximately $213.6 million. Additionally, certain Capitol founders holding warrants containing cashless exercise provisions exercised 300,000 warrants, on a cashless basis, resulting in the surrender of 277,452 shares of common stock and the issuance of 22,548 shares of common stock. No proceeds were received by the Company as a result of the cashless exercises. As of December 31, 2012, 13,531,429 warrants to purchase 13,531,429 shares of common stock remain outstanding.

Note 16. Equity Incentive Plan
In 2009, the Company adopted an equity incentive plan which provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including PRCM Advisers and affiliates and personnel of PRCM Advisers and its affiliates, and any joint venture affiliates of the Company.
The 2009 equity incentive plan is administered by the compensation committee. The Compensation Committee of the Company's Board of Directors, has the full authority to administer and interpret the 2009 equity incentive plan, to authorize the granting of awards, to determine the eligibility of directors, officers, advisors, consultants and other personnel, including PRCM Advisers and affiliates and personnel of PRCM Advisers and its affiliates, and any joint venture affiliates of the Company, to receive an award, to determine the number of shares of common stock to be covered by each award (subject to the individual participant limitations provided in the 2009 equity incentive plan), to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the 2009 equity incentive plan), to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the 2009 equity incentive plan or the administration or interpretation thereof. In connection with this authority, the Compensation Committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

On May 18, 2011 and May 23, 2012, the Company granted 19,750 and 32,021 shares of restricted common stock, respectively, to its independent directors pursuant to the 2009 equity incentive plan. The estimated fair value of these awards was $10.76 and $10.15 per share, respectively, based on the closing price of the Company's common stock on such date.

	2012		2011
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	51,447	$9.55	51,235	$8.86
Granted	32,021	10.15	19,750	10.76
Vested	(58,143)	(9.82)	(19,538)	(8.96)
Forfeited	—	—	—	—
Outstanding at End of Period	25,325	$9.69	51,447	$9.55

For the years ended December 31, 2012, 2011 and 2010, the Company recognized compensation costs related to restricted stock of $0.5 million, $0.3 million, and $0.2 million, respectively.

Note 17. Other Operating Expenses
Components of the Company's other operating expenses for the years ended December 31, 2012, 2011 and 2010 are presented in the following table:

	Year Ended December 31,
	2012	2011	2010
Other operating expenses:
General and administrative	$14,795	$7,307	$3,076
Directors and officers' insurance	693	563	424
Professional fees	2,190	1,803	1,078
Total other operating expenses	$17,678	$9,673	$4,578

Note 18. Income Taxes
For the years ended December 31, 2012, 2011 and 2010, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, does not engage in prohibited transactions, and maintains its intended qualification as a REIT. The majority of states also recognize the Company's REIT status. The Company's TRSs file separate tax returns and are fully taxed as standalone U.S. C-Corporations. The tables below reflect the net taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table summarizes the tax (benefit) provision recorded at the taxable subsidiary level for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Current tax (benefit) provision:
Federal	$(4,586)	$4,731	$(6)
State	3	—	—
Total current tax (benefit) provision	(4,583)	4,731	(6)
Deferred tax benefit	(37,636)	(5,837)	(677)
Total benefit from income taxes	$(42,219)	$(1,106)	$(683)

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
The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Computed income tax expense at federal rate	$84,894	34%	$42,951	34%	$11,924	34%
State taxes, net of federal benefit, if applicable	2	—%	—	—%	—	—%
Permanent differences in taxable income from GAAP income	118	—%	2,731	2%	(5)	—%
Dividends paid deduction	(127,233)	(51)%	(46,788)	(37)%	(12,602)	(36)%
Benefit from income taxes/Effective Tax Rate(1)	$(42,219)	(17)%	$(1,106)	(1)%	$(683)	(2)%
____________________

(1)	The benefit from income taxes is recorded at the taxable subsidiary level.

The Company's consolidated balance sheet, as of December 31, 2012 and December 31, 2011, contains the following current and deferred tax assets and liabilities, which are included in other assets and are recorded at the taxable subsidiary level:

(in thousands)	December 31, 2012	December 31, 2011
Current tax
Federal income tax payable	$—	$(3,898)
Current income taxes receivable	4,323	157
State and local income tax payable	—	—
Current tax receivable (payable), net	4,323	(3,741)
Deferred tax assets (liabilities)
Deferred tax asset	46,727	9,710
Deferred tax liability	(2,543)	(3,319)
Deferred tax asset, net	44,184	6,391
Total tax assets and liabilities, net	$48,507	$2,650

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes at the TRS level. Components of the Company's deferred tax assets and liabilities as of December 31, 2012 and December 31, 2011 are as follows:

(in thousands)	December 31, 2012	December 31, 2011
Unrealized loss on derivative assets	$13,505	$7,429
Unrealized gain on trading securities and mortgage loans held-for-sale	(1,972)	(1,038)
Capitalized start-up and organizational costs	148	—
Net operating loss carryforward	17,931	—
Capital loss carryforward	14,572	—
Total net deferred tax assets	$44,184	$6,391

At December 31, 2012 and December 31, 2011, the Company has not recorded a valuation allowance for any portion of its deferred tax assets as it does not believe, at a more likely than not level, that any portion of its deferred tax assets will not be realized. The net operating loss carryforward of $17.9 million is scheduled to expire December 31, 2032. The capital loss carryforward of $14.6 million is scheduled to expire December 31, 2017. The Company estimates, based on existence of sufficient evidence, the ability to realize the remainder of its deferred tax assets. Any adjustments to such estimates will be made in the period such determination is made.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 19. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share, or EPS, for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(in thousands, except share data)	2012	2011	2010
Numerator:
Net income from continuing operations	$287,416	$127,521	$35,755
Income (loss) from discontinued operations	4,490	(89)	—
Net income attributable to common stockholders	$291,906	$127,432	$35,755
Denominator:
Weighted average common shares outstanding	241,975,433	98,771,248	22,340,975
Weighted average restricted stock shares	39,318	55,620	40,708
Basic weighted average shares outstanding	242,014,751	98,826,868	22,381,683
Dilutive weighted average warrants	417,405	—	—
Diluted weighted average shares outstanding	242,432,156	98,826,868	22,381,683
Basic Earnings (Loss) Per Share:
Continuing operations	$1.19	$1.29	$1.60
Discontinued operations	0.02	—	—
Net income	$1.21	$1.29	$1.60
Diluted Earnings (Loss) Per Share:
Continuing operations	$1.18	$1.29	$1.60
Discontinued operations	0.02	—	—
Net income	$1.20	$1.29	$1.60

During the year ended December 31, 2012, the weighted average market value per share of the Company's common stock was above the strike price of the warrants, making the warrants dilutive. For the years ended December 31, 2011 and 2010, the Company assumed that no warrants would be exercised as the weighted average market value per share of the Company's common stock was below the strike price of the warrants and the warrants would be anti-dilutive.

Note 20. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with the Management Agreement with PRCM Advisers, the Company incurred $33.2 million, $14.2 million and $3.0 million as a management fee to PRCM Advisers for the years ended December 31, 2012, 2011 and 2010, respectively, which represents approximately 1.5% of stockholders' equity on an annualized basis as defined by the Management Agreement. In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $11.8 million, $8.1 million and $5.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.
During the year ended December 31, 2012, the Company established an accounts payable function and direct relationships with the majority of its third party vendors. The Company will continue to have certain costs allocated to it by PRCM Advisers for compensation, data services and proprietary technology, but most direct expenses with third party vendors will be paid directly by the Company.
The Company recognized $0.5 million, $0.3 million and $0.2 million of compensation expense during the years ended December 31, 2012, 2011 and 2010, respectively, associated with the amortization of shares of restricted stock issued to the Company's independent directors as part of their annual compensation.
As of December 31, 2012, there were 13,531,429 warrants to purchase 13,531,429 shares of common stock issued and outstanding. Of the 13,531,429 warrants remaining at December 31, 2012, 1,000,000 were beneficially owned by Pine River Master Fund Ltd. and Nisswa Acquisition Master Fund Ltd., which are investment funds managed by Pine River. The Company

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

is required to maintain a resale registration statement for the warrants and common stock issuable upon exercise thereof that are held by Pine River Master Fund Ltd. and Nisswa Acquisition Master Fund Ltd.
On February 3, 2012, a subsidiary of the Company entered into an acquisition services agreement, a property management agreement and a side letter agreement regarding certain fees with Silver Bay Property Management LLC, or Silver Bay, which is a joint venture between Provident Real Estate Advisors LLC and an affiliate of PRCM Advisers and Pine River. Under the acquisition services agreement, Silver Bay assisted the Company's subsidiaries in identifying and acquiring a portfolio of residential real properties in various geographic areas throughout the U.S. Under the property management agreement, Silver Bay operated, maintained, repaired, managed and leased the residential properties and collected rental income for the benefit of the Company and its subsidiaries. Pursuant to the side letter, the Company's subsidiary was obligated to pay Silver Bay for various services provided under the acquisition services and property management agreements. For the year ended December 31, 2012, the Company incurred $3.9 million in acquisition fees and $0.8 million in renovation oversight fees payable to Silver Bay, which were capitalized as part of the property acquisition cost. In addition, for the year ended December 31, 2012, the Company incurred $590,411 in property management fees payable to Silver Bay, of which $306,415 were expensed within discontinued operations in the consolidated statement of comprehensive income. The remaining $283,996 were deferred on the consolidated balance sheet and included in the contribution to Silver Bay.
On December 19, 2012, the Company completed the contribution of its portfolio of single-family rental properties to Silver Bay, a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. The Company contributed its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC to Silver Bay, and in exchange for its contribution, received shares of common stock of Silver Bay. Silver Bay completed its initial public offering, or IPO, of its common stock on December 19, 2012. See Note 3 - Discontinued Operations for additional information. In connection with the closing of the contribution, the acquisition services agreement, property management agreement and side letter agreement referenced above were each terminated, except for certain designated provisions (e.g., protection of confidential information and indemnification), which the parties agreed would survive the closing. Not included in the gain recorded on the contribution are certain adjustments that will be recognized in 2013. These include an installment sales gain of approximately $4.0 million from Silver Bay, a reduction of future management fees payable to PRCM Advisers of $4.3 million, and additional working capital adjustments which are anticipated to be immaterial but subject to final determination in accordance with the contribution agreement entered into with Silver Bay.

Note 21. Subsequent Events
Events subsequent to December 31, 2012 were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these Consolidated Financial Statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 22. Quarterly Financial Data - Unaudited

	2012 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31
Interest income:
Available-for-sale securities	$84,214	$104,319	$124,621	$135,466
Trading securities	1,050	1,250	1,278	1,295
Mortgage loans held-for-sale	69	126	167	247
Cash and cash equivalents	168	209	243	324
Total interest income	85,501	105,904	126,309	137,332
Interest expense	11,467	15,527	20,743	24,369
Net interest income	74,034	90,377	105,566	112,963
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(4,275)	(4,476)	(559)	(1,642)
Non-credit portion of loss recognized in other comprehensive income (loss)	—	—	—	—
Net other-than-temporary credit impairment losses	(4,275)	(4,476)	(559)	(1,642)
Other income:
Gain on investment securities, net	9,931	1,789	2,527	108,219
Loss on interest rate swap and swaption agreements	(16,193)	(61,014)	(76,472)	(6,096)
(Loss) gain on other derivative instruments	(8,903)	(7,577)	2,850	(27,276)
(Loss) gain on mortgage loans	(32)	10	613	1,679
Total other (loss) income	(15,197)	(66,792)	(70,482)	76,526
Expenses:
Management fees	6,743	7,610	8,929	9,886
Other operating expenses	3,550	3,919	3,954	6,255
Total expenses	10,293	11,529	12,883	16,141
Income from continuing operations before income taxes	44,269	7,580	21,642	171,706
Benefit from income taxes	(7,577)	(16,605)	(7,834)	(10,203)
Net income from continuing operations	51,846	24,185	29,476	181,909
(Loss) income from discontinued operations	(46)	(181)	(2,674)	7,391
Net income attributable to common stockholders	$51,800	$24,004	$26,802	$189,300
Basic earnings (loss) per weighted average common share:
Continuing operations	$0.28	$0.11	$0.11	$0.62
Discontinued operations	—	—	(0.01)	0.02
Net income	$0.28	$0.11	$0.10	$0.64
Diluted earnings (loss) per weighted average common share:
Continuing operations	$0.28	$0.11	$0.11	$0.61
Discontinued operations	—	—	(0.01)	0.03
Net income	$0.28	$0.11	$0.10	$0.64
Weighted average number of common shares:
Basic	186,855,589	214,810,579	270,005,212	295,492,372
Diluted	186,855,589	214,810,579	270,937,960	296,229,245

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	2011 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31
Interest income:
Available-for-sale securities	$19,535	$39,959	$65,919	$71,713
Trading securities	272	805	1,706	1,376
Mortgage loans held-for-sale	—	—	—	2
Cash and cash equivalents	63	64	114	106
Total interest income	19,870	40,828	67,739	73,197
Interest expense	2,499	3,863	7,218	9,129
Net interest income	17,371	36,965	60,521	64,068
Other-than-temporary impairments:
Total other-than-temporary impairment losses	—	(294)	(3,371)	(1,437)
Non-credit portion of loss recognized in other comprehensive income (loss)	—	—	—	—
Net other-than-temporary credit impairment losses	—	(294)	(3,371)	(1,437)
Other income:
Gain on investment securities, net	1,539	3,189	31,432	360
Gain (loss) on interest rate swap and swaption agreements	1,939	(50,808)	(39,311)	1,411
Gain (loss) on other derivative instruments	5,347	9,766	22,361	(10,719)
Gain on mortgage loans	—	—	—	—
Total other income (loss)	8,825	(37,853)	14,482	(8,948)
Expenses:
Management fees	1,550	2,728	4,785	5,178
Other operating expenses	1,512	2,155	2,850	3,156
Total expenses	3,062	4,883	7,635	8,334
Income (loss) from continuing operations before income taxes	23,134	(6,065)	63,997	45,349
Benefit from (provision for) income taxes	757	(5,081)	9,388	(6,170)
Net income (loss) from continuing operations	22,377	(984)	54,609	51,519
Loss from discontinued operations	—	—	—	(89)
Net income (loss) attributable to common stockholders	$22,377	$(984)	$54,609	$51,430
Basic earnings (loss) per weighted average common share:
Continuing operations	$0.49	$(0.01)	$0.42	$0.37
Discontinued operations	—	—	—	—
Net income	$0.49	$(0.01)	$0.42	$0.37
Diluted earnings (loss) per weighted average common share:
Continuing operations	$0.49	$(0.01)	$0.42	$0.37
Discontinued operations	—	—	—	—
Net income	$0.49	$(0.01)	$0.42	$0.37
Weighted average number of common shares:
Basic	45,612,376	77,101,606	130,607,566	140,592,941
Diluted	45,612,376	77,101,606	130,607,566	140,592,941

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	2010 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31
Interest income:
Available-for-sale securities	$6,153	$9,088	$11,823	$12,780
Trading securities	—	—	15	155
Mortgage loans held-for-sale	—	—	—	—
Cash and cash equivalents	6	37	27	37
Total interest income	6,159	9,125	11,865	12,972
Interest expense	518	863	1,396	1,644
Net interest income	5,641	8,262	10,469	11,328
Other-than-temporary impairments:
Total other-than-temporary impairment losses	—	—	—	—
Non-credit portion of loss recognized in other comprehensive income (loss)	—	—	—	—
Net other-than-temporary credit impairment losses	—	—	—	—
Other income:
Gain on investment securities, net	1,197	834	2,577	1,519
(Loss) gain on interest rate swap and swaption agreements	(1,547)	(4,054)	(4,436)	3,693
Gain on other derivative instruments	946	153	3,098	2,959
Gain on mortgage loans	—	—	—	—
Total other income (loss)	596	(3,067)	1,239	8,171
Expenses:
Management fees	457	748	863	921
Other operating expenses	987	1,132	1,213	1,246
Total expenses	1,444	1,880	2,076	2,167
Income from continuing operations before income taxes	4,793	3,315	9,632	17,332
(Benefit from) provision for income taxes	(535)	(774)	(246)	872
Net income from continuing operations	5,328	4,089	9,878	16,460
Loss from discontinued operations	—	—	—	—
Net income attributable to common stockholders	$5,328	$4,089	$9,878	$16,460
Basic earnings (loss) per weighted average common share:
Continuing operations	$0.40	$0.18	$0.38	$0.60
Discontinued operations	—	—	—	—
Net income	$0.40	$0.18	$0.38	$0.60
Diluted earnings (loss) per weighted average common share:
Continuing operations	$0.40	$0.18	$0.38	$0.60
Discontinued operations	—	—	—	—
Net income	$0.40	$0.18	$0.38	$0.60
Weighted average number of common shares:
Basic	13,401,368	22,466,691	26,126,212	27,532,462
Diluted	13,401,368	22,466,691	26,126,212	27,532,462

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report On Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment the Company's management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Based on its assessment, the Company's management believes that, as of December 31, 2012, the Company's internal control over financial reporting was effective based on those criteria.
The Company's independent auditors, Ernst & Young LLP, have issued an attestation report on the effectiveness of the Company's internal control over financial reporting. This report appears on page 125 of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
of Two Harbors Investment Corp.
We have audited Two Harbors Investment Corp.'s (the Company's) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Two Harbors Investment Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Two Harbors Investment Corp. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Two Harbors Investment Corp. and our report dated February 28, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Ernst & Young LLP
Minneapolis, Minnesota
February 28, 2013

Item 9B. Other Information
None.

PART III

Items 10, 11, 12 and 13.
The information required by Items 10, 11, 12 and 13 of Part III of this Annual Report is incorporated by reference to information to be set forth in the Company's definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

Item 14. Principal Accounting Fees and Services
We retained Ernst & Young LLP, or E&Y, to audit our consolidated financial statements for the year ended December 31, 2012. We also retained E&Y, as well as other accounting and consulting firms, to provide various other services in 2012.
The table below presents the aggregate fees billed to us for professional services performed by E&Y for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Audit fees(a)	$758,000	$420,000
Audit-related fees(b)	14,000	108,700
Tax fees(c)	182,650	57,500
Total principal accountant fees	$954,650	$586,200
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

(b)
Audit-related fees pertain to assurance and related services that are traditionally performed by the principal accountant, including accounting consultations and audits in connection with proposed or consummated acquisitions, internal control reviews and consultation concerning financial accounting and reporting standard.

(c)
Tax fees pertain to services performed for tax compliance, including REIT compliance, tax planning and tax advice, including preparation of tax returns and claims for refund and tax-payment planning services. Tax planning and advice also includes assistance with tax audits and appeals, and tax advice related to specific transactions.

The services performed by E&Y in 2012 were pre-approved by our Audit Committee in accordance with the pre-approval policy set forth in our Audit Committee charter. This policy requires that all engagement fees and the terms and scope of all auditing and non-auditing services be reviewed and approved by the Audit Committee in advance of their formal initiation.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements:
The consolidated financial statements of the Company, together with the independent registered public accounting firm's report thereon, are set forth in Part II, Item 8 on pages 77 through 84 of this Annual Report on Form 10-K and are incorporated herein by reference.
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
1.1
Equity Distribution Agreement among Two Harbors Investment Corp., JMP Securities LLC and Keefe, Bruyette & Woods, Inc. dated May 25, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 25, 2012).

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

3.1
Articles of Amendment to the Articles of Amendment and Restatement of Two Harbors Investment Corp. (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 19, 2012).

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

21.1	Subsidiaries of registrant. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm of Ernst & Young LLP. (filed herewith)
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101
Financial statements from the Annual Report on Form 10-K of Two Harbors Investment Corp. for the year ended December 31, 2012, filed on February 28, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statement of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	February 28, 2013	By:	/s/ Thomas Siering
Thomas Siering Chief Executive Officer, President and Director (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas Siering	Chief Executive Officer, President and Director (principal executive officer)	February 28, 2013
Thomas Siering

/s/ Brad Farrell	Chief Financial Officer and Treasurer (principal accounting and financial officer)	February 28, 2013
Brad Farrell

/s/ Brian C. Taylor	Chairman of the Board of Directors	February 28, 2013
Brian C. Taylor

/s/ Mark D. Ein	Non-Executive Vice Chairman of the Board of Directors	February 28, 2013
Mark D. Ein

/s/ Stephen G. Kasnet	Director	February 28, 2013
Stephen G. Kasnet

/s/ William W. Johnson	Director	February 28, 2013
William W. Johnson

/s/ W. Reid Sanders	Director	February 28, 2013
W. Reid Sanders

/s/ Peter Niculescu	Director	February 28, 2013
Peter Niculescu

/s/ Hope B. Woodhouse	Director	February 28, 2013
Hope B. Woodhouse