Form 10-Q
period 2013-03-31
Two Harbors Investment Corp.
filed 2013-05-08
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2013

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
As of May 8, 2013 there were 365,252,790 shares of outstanding common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2013	December 31, 2012
ASSETS	(unaudited)
Available-for-sale securities, at fair value	$14,963,531	$13,666,954
Trading securities, at fair value	1,002,414	1,002,062
Equity securities, at fair value	368,970	335,638
Mortgage loans held-for-sale, at fair value	192,417	58,607
Mortgage loans held-for-investment in securitization trust, at fair value	434,068	—
Cash and cash equivalents	1,140,706	821,108
Restricted cash	277,428	302,322
Accrued interest receivable	47,089	42,613
Due from counterparties	15,499	39,974
Derivative assets, at fair value	511,749	462,080
Other assets	49,020	82,586
Total Assets (1)	$19,002,891	$16,813,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$13,444,565	$12,624,510
Collateralized borrowings in securitization trust, at fair value	397,229	—
Derivative liabilities, at fair value	45,423	129,294
Accrued interest payable	19,348	19,060
Due to counterparties	535,971	412,861
Accrued expenses	9,485	13,295
Dividends payable	485,791	164,347
Total liabilities (1)	14,937,812	13,363,367
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 900,000,000 shares authorized and 362,142,394 and 298,813,258 shares issued and outstanding, respectively	3,621	2,988
Additional paid-in capital	3,774,548	2,948,345
Accumulated other comprehensive income	800,710	696,458
Cumulative earnings	593,074	449,358
Cumulative distributions to stockholders	(1,106,874)	(646,572)
Total stockholders’ equity	4,065,079	3,450,577
Total Liabilities and Stockholders’ Equity	$19,002,891	$16,813,944
____________________

(1)
The condensed consolidated balance sheets include assets of a consolidated variable interest entity (“VIE”) that can only be used to settle obligations of this VIE and liabilities of the consolidated VIE for which creditors do not have recourse to the Company (Two Harbors Investment Corp.). At March 31, 2013, assets of consolidated the VIE totaled $435,469 and liabilities of the consolidated VIE totaled $398,068. The Company did not consolidate any VIEs as of December 31, 2012. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
Interest income:
Available-for-sale securities	$130,292	$84,214
Trading securities	1,264	1,050
Mortgage loans held-for-sale	1,318	69
Mortgage loans held-for-investment in securitization trust	1,654	—
Cash and cash equivalents	307	168
Total interest income	134,835	85,501
Interest expense:
Repurchase agreements	23,018	11,467
Collateralized borrowings in securitization trust	818	—
Total interest expense	23,836	11,467
Net interest income	110,999	74,034
Other-than-temporary impairments:
Total other-than-temporary impairment losses (includes $236 and $4,275, respectively, accumulated other comprehensive income reclassifications for unrealized losses on available-for-sale securities)	(236)	(4,275)
Non-credit portion of loss recognized in other comprehensive income	—	—
Net other-than-temporary credit impairment losses	(236)	(4,275)
Other income:
Gain on investment securities (includes $18,775 and $9,991, respectively, accumulated other comprehensive income reclassifications for unrealized gains on available-for-sale securities)	26,968	9,931
Gain (loss) on interest rate swap and swaption agreements	18,972	(16,193)
Loss on other derivative instruments	(16,662)	(8,903)
Gain (loss) on mortgage loans held-for-sale	14,323	(32)
Gain on mortgage loans held-for-investment and collateralized borrowings in securitization trust	6,289	—
Total other income (loss)	49,890	(15,197)
Expenses:
Management fees	4,761	6,743
Securitization deal costs	2,028	—
Other operating expenses	6,561	3,550
Total expenses	13,350	10,293
Income from continuing operations before income taxes	147,303	44,269
Provision for (benefit from) income taxes	4,964	(7,577)
Net income from continuing operations	142,339	51,846
Income (loss) from discontinued operations	1,377	(46)
Net income attributable to common stockholders	$143,716	$51,800
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME, continued
(in thousands, except share data)

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
Basic earnings per weighted average common share:
Continuing operations	$0.47	$0.28
Discontinued operations	—	—
Net income	$0.47	$0.28
Diluted earnings per weighted average common share:
Continuing operations	$0.47	$0.28
Discontinued operations	—	—
Net income	$0.47	$0.28
Dividends declared per common share	$0.32	$0.40
Weighted average number of shares of common stock:
Basic	305,284,922	186,855,589
Diluted	306,963,711	186,855,589
Comprehensive income:
Net income	$143,716	$51,800
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	104,252	143,910
Other comprehensive income	104,252	143,910
Comprehensive income	$247,968	$195,710
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders' Equity
				(unaudited)
Balance, December 31, 2011	140,596,708	$1,406	$1,373,099	$(58,716)	$157,452	$(203,155)	$1,270,086
Net income	—	—	—	—	51,800	—	51,800
Other comprehensive income before reclassifications	—	—	—	149,626	—	—	149,626
Amounts reclassified from accumulated other comprehensive income	—	—	—	(5,716)	—	—	(5,716)
Net other comprehensive income	—	—	—	143,910	—	—	143,910
Net proceeds from issuance of common stock, net of offering costs	73,610,638	736	691,264	—	—	—	692,000
Common dividends declared	—	—	—	—	—	(85,683)	(85,683)
Non-cash equity award compensation	—	—	60	—	—	—	60
Balance, March 31, 2012	214,207,346	$2,142	$2,064,423	$85,194	$209,252	$(288,838)	$2,072,173

Balance, December 31, 2012	298,813,258	$2,988	$2,948,345	$696,458	$449,358	$(646,572)	$3,450,577
Net income	—	—	—	—	143,716	—	143,716
Other comprehensive income before reclassifications	—	—	—	122,791	—	—	122,791
Amounts reclassified from accumulated other comprehensive income	—	—	—	(18,539)	—	—	(18,539)
Net other comprehensive income	—	—	—	104,252	—	—	104,252
Net proceeds from issuance of common stock, net of offering costs	57,525,457	575	762,467	—	—	—	763,042
Proceeds from issuance of common stock in connection with exercise of warrants	5,803,679	58	63,713	—	—	—	63,771
Common dividends declared	—	—	—	—	—	(116,821)	(116,821)
Special dividends declared	—	—	—	—	—	(343,481)	(343,481)
Non-cash equity award compensation	—	—	23	—	—	—	23
Balance, March 31, 2013	362,142,394	$3,621	$3,774,548	$800,710	$593,074	$(1,106,874)	$4,065,079
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
Cash Flows From Operating Activities:
Net income	$143,716	$51,800
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premiums and discounts on available-for-sale securities, net	2,802	(5,925)
Other-than-temporary impairment losses	236	4,275
Realized and unrealized gains on investment securities, net	(26,790)	(9,931)
(Gain) loss on mortgage loans held-for-sale	(14,323)	32
Gain on mortgage loans held-for-investment and collateralized borrowings in securitization trust	(6,289)	—
Loss on termination and option expiration of interest rate swaps and swaptions	58,692	11,265
Unrealized (gain) loss on interest rate swaps and swaptions	(91,680)	212
Unrealized loss on other derivative instruments	6,923	8,053
Equity based compensation expense	23	60
Depreciation of fixed assets	114	33
Depreciation of real estate	—	1
Purchases of mortgage loans held-for-sale	(147,050)	—
Proceeds from sales of mortgage loans held-for-sale	25,404	—
Proceeds from repayment of mortgage loans held-for-sale	2,284	26
Net change in assets and liabilities:
Increase in accrued interest receivable	(4,476)	(7,364)
Decrease in deferred income taxes, net	4,893	638
Increase in current income tax receivable	(303)	(7,952)
(Increase)/decrease in prepaid and fixed assets	(187)	5
Decrease in other receivables	29,049	—
Increase in accrued interest payable, net	288	2,858
Decrease in income taxes payable	—	(3,898)
(Decrease)/increase in accrued expenses	(3,810)	583
Net cash (used in) provided by operating activities	(20,484)	44,771
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	$(2,208,951)	$(3,065,659)
Proceeds from sales of available-for-sale securities	796,653	170,102
Principal payments on available-for-sale securities	235,530	130,002
Purchases of other derivative instruments	(66,277)	(124,337)
(Payments for termination) proceeds from sales of other derivative instruments, net	(41,323)	14,354
Purchases of mortgage loans held-for-investment in securitization trust	(442,787)	—
Proceeds from repayment of mortgage loans held-for-investment in securitization trust	717	—
Purchases of investments in real estate	—	(6,108)
Increase in due to counterparties, net	147,585	349,370
Decrease in restricted cash	24,894	12,304
Increase in escrow deposits of discontinued operations	—	(8,496)
Net cash used in investing activities	(1,553,959)	(2,528,468)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	24,103,888	10,564,948
Principal payments on repurchase agreements	(23,283,833)	(8,531,340)
Proceeds from issuance of collateralized borrowings in securitization trust	412,217	—
Principal payments on collateralized borrowings in securitization trust	(697)	—
Proceeds from issuance of common stock, net of offering costs	763,042	692,000
Proceeds from exercise of warrants	63,771	—
Dividends paid on common stock	(164,347)	(56,239)
Net cash provided by financing activities	1,894,041	2,669,369
Net increase in cash and cash equivalents	319,598	185,672
Cash and cash equivalents at beginning of period	821,108	360,016
Cash and cash equivalents at end of period	$1,140,706	$545,688
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$23,548	$8,609
Cash paid for taxes	$373	$3,635
Noncash Investing Activities:
Special dividend of Silver Bay common stock declared but not paid at end of period	$368,970	$—
Noncash Financing Activities:
Cashless exercise of warrants	$75	$—
Cash dividends declared but not paid at end of period	$116,821	$85,683
Reconciliation of mortgage loans held-for-sale:
Mortgage loans held-for-sale at beginning of period	$58,607	$5,782
Purchases of mortgage loans held-for-sale	147,050	—
Proceeds from sales of mortgage loans held-for-sale	(25,404)	—
Proceeds from repayment of mortgage loans held-for-sale	(2,284)	(26)
Realized and unrealized gains (losses) on mortgage loans held-for-sale	14,448	(45)
Mortgage loans held-for-sale at end of period	$192,417	$5,711
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
On December 19, 2012, the Company completed the contribution of its portfolio of single-family rental properties to Silver Bay Realty Trust Corp. ("Silver Bay"), a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. The Company contributed its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay, and in exchange for its contribution, received shares of common stock of Silver Bay. Silver Bay completed its initial public offering, or IPO, of its common stock on December 19, 2012. As the Company will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the three months ended March 31, 2013 and 2012. See Note 4 - Discontinued Operations for additional information.

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2013 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2013 should not be construed as indicative of the results to be expected for the full year.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company's investment in the common stock of Silver Bay was reviewed for consolidation under the applicable consolidation guidance, including voting control and variable interest entities ("VIE") models. The Company concluded that it did not have voting control of Silver Bay nor was Silver Bay considered a VIE and, therefore, consolidation of Silver Bay was not required.
The legal entity used in securitization (i.e., the securitization trust), which is considered a VIE for financial reporting purposes, was also reviewed for consolidation under the applicable consolidation guidance. As the Company has both the power to direct the activities of the securitization trust that most significantly impact the entity's performance, and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, the Company consolidates the trust. The accounting is consistent with a secured financing, where the loans and securitized debt are both carried on the Company's condensed consolidated balance sheets.
Significant Accounting Policies
Securitization and Variable Interest Entities
During the three months ended March 31, 2013, the Company purchased subordinated debt and excess servicing rights from a securitization trust issued by a third party. The securitization trust is considered a VIE for financial reporting purposes and, thus, was reviewed for consolidation under the applicable consolidation guidance. As the Company has both the power to direct the activities of the securitization trust that most significantly impact the entity's performance, and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, the Company consolidates the trust. The underlying loans are classified as mortgage loans held-for-investment in securitization trust and the underlying debt is classified as collateralized borrowings in securitization trust on the condensed consolidated balance sheets. The interest income on mortgage loans held-for-investment and interest expense on collateralized borrowings are recorded on the condensed consolidated statements of comprehensive income. See Note 14 - Fair Value of these notes to the condensed consolidated financial statements for details on fair value measurement.
Mortgage Loans Held-for-Investment in Securitization Trust, at Fair Value
Mortgage loans held-for-investment in securitization trust related to the Company's on-balance sheet securitization are reported at fair value as a result of a fair value option election. These securitized mortgage loans are legally isolated from the Company and have been structured to be beyond the reach of creditors. Fair value is determined under the guidance of ASC 820. The Company determines the fair value of its mortgage loans held-for-investment in securitization trust by type of loan and the determination is generally based on current secondary market pricing or cash flow models using market-based yield requirements. See Note 14 - Fair Value of these notes to the condensed consolidated financial statements for details on fair value measurement.
Interest income on mortgage loans held-for-investment is recognized at the loan coupon rate. Loans are considered past due when they are 30 days past their contractual due date. Interest income recognition is suspended when mortgage loans are placed on nonaccrual status. Generally, mortgage loans are placed on nonaccrual status when delinquent for more than 60 days or when determined not to be probable of full collection. Interest accrued, but not collected, at the date mortgage loans are placed on nonaccrual is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Mortgage loans are restored to accrual status only when contractually current or the collection of future payments is reasonably assured.
Collateralized Borrowings in Securitization Trust, at Fair Value
Collateralized borrowings in securitization trust related to the Company's on-balance sheet securitization are reported at fair value as a result of a fair value option election. This long-term debt is nonrecourse to the Company beyond the assets held in the trust. Fair value is determined under the guidance of ASC 820. The Company determines the fair value of its collateralized borrowings in securitization trust based on prices obtained from third-party pricing providers, broker quotes received and other applicable market data. See Note 14 - Fair Value of these notes to the condensed consolidated financial statements for details on fair value measurement.
Refer to Note 2 to the Consolidated Financial Statements in the Company's 2012 Annual Report on Form 10-K regarding additional significant accounting policies.
Recently Issued and/or Adopted Accounting Standards
Offsetting Assets and Liabilities
In December 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-11, which amends ASC 210, Balance Sheet. The amendments in this ASU enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with ASC 210, Balance Sheet or

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

ASC 815, Other Presentation Matters or (2) subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 is effective for the first interim or annual period beginning on or after January 1, 2013. In January 2013, the FASB issued ASU No. 2013-01, which limits the scope of ASU 2011-11 to certain derivatives, repurchase agreements and securities lending arrangements. ASU 2013-01 is also effective for the first interim or annual period beginning on or after January 1, 2013. Adopting both ASU 2011-11 and ASU 2013-01 did not have any impact on the Company's condensed consolidated financial condition or results of operations, but did impact financial statement disclosures.
Comprehensive Income
In February 2013, the FASB issued ASU No. 2013-02, which amends ASC 220, Comprehensive Income. The amendments are intended to make the presentation of items within Other Comprehensive Income (OCI) more prominent. ASU 2013-02 requires reclassification adjustments between OCI and net income to be presented separately on the face of the financial statements. The new guidance does not change the requirement to present items of net income and OCI, and totals for net income, OCI and comprehensive income in a single continuous statement or two consecutive statements. ASU 2013-02 is effective for the first interim or annual period beginning on or after December 15, 2012. Adopting this ASU did not have any impact on the Company's condensed consolidated financial condition or results of operations, but did impact financial statement disclosures.

Note 3. Variable Interest Entities
During the three months ended March 31, 2013, the Company purchased subordinated debt and excess servicing rights from a securitization trust issued by a third party. The securitization trust is considered a VIE for financial reporting purposes and, thus, was reviewed for consolidation under the applicable consolidation guidance. Since the Company has both the power to direct the activities of the securitization trust that most significantly impact the entity's performance, and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, the Company consolidates the trust. As the Company is required to reassess VIE consolidation guidance each quarter, new facts and circumstances may change the Company's determination. This could result in a material impact to the Company's financial statements during subsequent reporting periods.
The following table presents a summary of the assets and liabilities of the securitization trust:

(in thousands)	March 31, 2013	December 31, 2012
Mortgage loans held-for-investment in securitization trust	$434,068	$—
Accrued interest receivable	1,401	—
Total Assets	$435,469	$—
Collateralized borrowings in securitization trust	397,229	—
Accrued interest payable	744	—
Accrued expenses	95	—
Total Liabilities	$398,068	$—

Note 4. Discontinued Operations
On December 19, 2012, the Company completed the contribution of its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay. Two Harbors Property Investment LLC previously housed the Company's portfolio of single-family rental properties. As the Company will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the three months ended March 31, 2013 and 2012.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Summarized financial information for the discontinued operations are presented below.

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Income:
Gain on contribution of entity	$1,239	$—
Real estate related revenues	—	4
Total income	1,239	4
Expenses:
Management fees	—	—
Real estate related expenses	—	17
Other operating expenses	(138)	33
Total expenses	(138)	50
Income (loss) from discontinued operations	$1,377	$(46)

In addition to the gain on contribution of entity that was recorded in 2012 in connection with the closing of the contribution, certain adjustments were agreed to be recognized in 2013. These include an installment sales gain of approximately $4.0 million from Silver Bay, a reduction of 2013 management fees payable to PRCM Advisers of $4.3 million, and an immaterial amount of additional working capital adjustments determined in accordance with the contribution agreement entered into with Silver Bay. Of these amounts, $1.2 million of the installment sales gain was recorded as a gain on contribution of entity within discontinued operations, and the full $4.3 million of the reduction of 2013 management fees payable to PRCM Advisers was recorded within management fees, on the condensed consolidated statement of comprehensive income for the three months ended March 31, 2013. The remaining $0.1 million recorded within discontinued operations on the condensed consolidated statement of comprehensive income for the three months ended March 31, 2013 relates to accrual adjustments for transaction expenses related to the contribution. See Note 21 - Related Party Transactions for additional information.

Note 5. Available-for-Sale Securities, at Fair Value
The following table presents the Company's available-for-sale, or AFS, investment securities by collateral type, which were carried at their fair value as of March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$4,076,454	$3,608,272
Federal National Mortgage Association	5,778,036	5,130,965
Government National Mortgage Association	2,078,065	2,272,866
Non-Agency	3,030,976	2,654,851
Total mortgage-backed securities	$14,963,531	$13,666,954

At March 31, 2013 and December 31, 2012, the Company pledged investment securities with a carrying value of $13.6 billion and $12.8 billion, respectively, as collateral for repurchase agreements. See Note 15 - Repurchase Agreements.
At March 31, 2013 and December 31, 2012, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of March 31, 2013 and December 31, 2012:

	March 31, 2013
(in thousands)	Agency	Non-Agency	Total
Face Value	$13,177,863	$4,722,060	$17,899,923
Unamortized premium	777,288	—	777,288
Unamortized discount
Designated credit reserve	—	(1,376,693)	(1,376,693)
Net, unamortized	(2,164,457)	(973,240)	(3,137,697)
Amortized Cost	11,790,694	2,372,127	14,162,821
Gross unrealized gains	224,677	664,502	889,179
Gross unrealized losses	(82,816)	(5,653)	(88,469)
Carrying Value	$11,932,555	$3,030,976	$14,963,531

	December 31, 2012
(in thousands)	Agency	Non-Agency	Total
Face Value	$11,934,492	$4,503,999	$16,438,491
Unamortized premium	749,252	—	749,252
Unamortized discount
Designated credit reserve	—	(1,290,946)	(1,290,946)
Net, unamortized	(1,929,811)	(996,490)	(2,926,301)
Amortized Cost	10,753,933	2,216,563	12,970,496
Gross unrealized gains	276,293	448,403	724,696
Gross unrealized losses	(18,123)	(10,115)	(28,238)
Carrying Value	$11,012,103	$2,654,851	$13,666,954

The following tables present the carrying value of the Company's AFS investment securities by rate type as of March 31, 2013 and December 31, 2012:

	March 31, 2013
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$181,657	$2,613,464	$2,795,121
Fixed Rate	11,750,898	417,512	12,168,410
Total	$11,932,555	$3,030,976	$14,963,531

	December 31, 2012
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$188,429	$2,334,950	$2,523,379
Fixed Rate	10,823,674	319,901	11,143,575
Total	$11,012,103	$2,654,851	$13,666,954

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

income is designated as an off balance sheet credit reserve on the security, with unamortized net discounts or premiums amortized into income over time to the extent realizable.
The following table presents the changes for the three months ended March 31, 2013 and 2012, of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	Three Months Ended March 31,
	2013			2012
(in thousands)	Designated Credit Reserve	Unamortized Net Discount	Total	Designated Credit Reserve	Unamortized Net Discount	Total
Beginning balance at January 1	$(1,290,946)	$(996,490)	$(2,287,436)	$(782,606)	$(540,969)	$(1,323,575)
Acquisitions	(101,733)	(41,450)	(143,183)	(521,424)	(437,331)	(958,755)
Accretion of net discount	655	34,636	35,291	—	28,897	28,897
Realized credit losses	10,901	—	10,901	3,309	—	3,309
Reclassification adjustment for other-than-temporary impairments	(236)	—	(236)	(4,275)	—	(4,275)
Transfers from (to)	1,691	(1,691)	—	—	—	—
Sales, calls, other	2,975	31,755	34,730	243	1,030	1,273
Ending balance at March 31	$(1,376,693)	$(973,240)	$(2,349,933)	$(1,304,753)	$(948,373)	$(2,253,126)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of March 31, 2013 and December 31, 2012. At March 31, 2013, the Company held 1,660 AFS securities, of which 519 were in an unrealized loss position for less than twelve consecutive months and 40 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2012, the Company held 1,493 AFS securities, of which 250 were in an unrealized loss position for less than twelve months and 47 were in an unrealized loss position for more than twelve consecutive months.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2013	$5,372,704	$(79,512)	$60,459	$(8,957)	$5,433,163	$(88,469)
December 31, 2012	$2,548,995	$(18,610)	$52,689	$(9,628)	$2,601,684	$(28,238)

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
The Company recorded a $0.2 million other-than-temporary credit impairment during the three months ended March 31, 2013, on one non-Agency RMBS where the future expected cash flows for each security was less than its amortized cost. As of March 31, 2013, impaired securities had weighted average cumulative losses of 8.8%, weighted average three-month prepayment speed of 2.15%, weighted average 60+ day delinquency of 36.1% of the pool balance, and weighted average FICO

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

score of 626. At March 31, 2013, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities, therefore, only the projected credit loss was recognized in earnings. During the three months ended March 31, 2012, the Company recorded a $4.3 million other-than-temporary credit impairment on 15 non-Agency RMBS where the future expected cash flows for each security was less than its amortized cost.
The following table presents the changes in OTTI included in earnings for three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Cumulative credit loss at beginning of year	$(15,561)	$(5,102)
Additions:
Other-than-temporary impairments not previously recognized	—	(3,483)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	(236)	(792)
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	—	—
Decreases related to other-than-temporary impairments on securities sold	655	—
Cumulative credit loss at end of year	$(15,142)	$(9,377)

Cumulative credit losses related to OTTI may be reduced for securities sold as well as for securities that mature, pay down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain on investment securities in the Company's condensed consolidated statements of comprehensive income. For the three months ended March 31, 2013 and 2012, the Company sold AFS securities for $0.8 billion and $0.2 billion with an amortized cost of $0.8 billion and $0.2 billion, for net realized gains of $18.9 million and $11.1 million, respectively.
The following table presents the gross realized gains and losses on sales of AFS securities for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Gross realized gains	$23,226	$11,103
Gross realized losses	(4,296)	—
Total realized gains on sales, net	$18,930	$11,103

Note 6. Trading Securities, at Fair Value
The Company holds U.S. Treasuries in a taxable REIT subsidiary and classifies these securities as trading instruments due to short-term investment objectives. As of March 31, 2013 and December 31, 2012, the Company held U.S. Treasuries with an amortized cost of $1.0 billion and a fair value of $1.0 billion for both periods classified as trading securities. The unrealized gains included within trading securities were $5.1 million and $5.0 million as of March 31, 2013 and December 31, 2012, respectively.
The Company did not sell any trading securities during the three months ended March 31, 2013 and 2012. For the three months ended March 31, 2013 and 2012, trading securities experienced unrealized gains of $17,133 and unrealized losses of $1.2 million, respectively. Unrealized gains and losses are recorded as a component of gains on investment securities, net in the Company's condensed consolidated statements of comprehensive income.
At March 31, 2013, the Company pledged trading securities with a carrying value of $1.0 billion as collateral for repurchase agreements. See Note 15 - Repurchase Agreements.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 7. Equity Securities, at Fair Value
Equity securities consists of shares of Silver Bay common stock carried at fair value as a result of a fair value option election. In exchange for the contribution of the Company's equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay on December 19, 2012, the Company received 17,824,647 shares of common stock, or 47.7%, of Silver Bay at the initial public offering price of $18.50. The following table presents the carrying value of the Company's equity securities as of March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012
Initial carrying value	$329,756	$329,756
Unrealized gain	39,214	5,882
Carrying value	$368,970	$335,638

On March 18, 2013, the Company declared a special dividend pursuant to which the 17,824,647 shares of Silver Bay common stock would be distributed, on a pro rata basis, to Two Harbors stockholders of record at the close of business on April 2, 2013. As a result, the unrealized gain of $7.8 million included in gain on investment securities on the condensed consolidated statement of comprehensive income for the three months ended March 31, 2013, represents the change in unrealized gain for the period from December 31, 2012 to declaration date, March 18, 2013. The remaining change in unrealized gain for the period from March 18, 2013 to March 31, 2013, was recognized as an adjustment to the dividend payable at March 31, 2013.

Note 8. Mortgage Loans Held-for-Sale, at Fair Value
Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of a fair value option election. The following table presents the carrying value of the Company's mortgage loans held-for-sale as of March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012
Unpaid principal balance	$228,840	$56,976
Fair value adjustment	(36,423)	1,631
Carrying value	$192,417	$58,607

At March 31, 2013, the Company pledged mortgage loans with a carrying value of $25.9 million as collateral for repurchase agreements. See Note 15 - Repurchase Agreements.

Note 9. Mortgage Loans Held-for-Investment in Securitization Trust, at Fair Value
During the three months ended March 31, 2013, the Company purchased subordinated debt and excess servicing rights from a securitization trust issued by a third party. The underlying residential mortgage loans held by the trust, which are consolidated on the Company's condensed consolidated balance sheet, are classified as mortgage loans held-for-investment in securitization trust and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trust. The following table presents the carrying value of the Company's mortgage loans held-for-investment in securitization trust as of March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012
Unpaid principal balance	$421,485	$—
Fair value adjustment	12,583	—
Carrying value	$434,068	$—

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
The following table presents the Company's restricted cash balances as of March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012
Restricted cash balances held by trading counterparties:
For securities trading activity	$9,000	$9,000
For derivatives trading activity	138,934	208,669
As restricted collateral for repurchase agreements	129,148	84,307
	277,082	301,976
Restricted cash balance pursuant to letter of credit on office lease	346	346
Total	$277,428	$302,322

Note 11. Accrued Interest Receivable
The following table presents the Company's accrued interest receivable by collateral type:

(in thousands)	March 31, 2013	December 31, 2012
Accrued Interest Receivable:
U.S. Treasuries	$173	$1,119
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	13,088	11,888
Federal National Mortgage Association	18,296	17,101
Government National Mortgage Association	8,910	8,962
Non-Agency	3,821	3,296
Total mortgage-backed securities	44,115	41,247
Mortgage loans held-for-sale	1,400	247
Mortgage loans held-for-investment in securitization trust	1,401	—
Total	$47,089	$42,613

Note 12. Derivative Instruments and Hedging Activities
The Company enters into a variety of derivative and non-derivative instruments in connection with its risk management activities. The Company's primary objective for executing these derivative and non-derivative instruments is to mitigate the Company's economic exposure to future events that are outside its control. The Company's derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps and credit default swaps. In executing on the Company's current risk management strategy, the Company has entered into interest rate swap and swaption agreements and credit default swaps. At times, the Company may use TBAs for risk management or other purposes. The Company has also entered into a number of non-derivative instruments to manage interest rate risk, principally U.S. Treasuries and Agency interest-only securities.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

mitigate all or a substantial portion of the Company's market rate risk. In addition, the Company might elect, at times, not to enter into certain hedging arrangements in order to maintain compliance with REIT requirements.
Balance Sheet Presentation
The following tables present the gross fair value and notional amounts of the Company's derivative financial instruments treated as trading instruments as of March 31, 2013 and December 31, 2012.

(in thousands)	March 31, 2013
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$313,373	$1,960,087	$—	$—
Interest rate swap agreements	—	—	(45,267)	16,685,000
Credit default swap agreements	47,238	437,496	—	—
Swaptions	148,791	5,800,000	—	—
TBAs	2,237	1,850,000	(156)	300,000
Forward purchase commitment	110	8,745	—	—
Total	$511,749	$10,056,328	$(45,423)	$16,985,000

(in thousands)	December 31, 2012
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$304,975	$1,909,351	$—	$—
Interest rate swap agreements	—	—	(129,055)	14,070,000
Credit default swap agreements	52,906	438,440	—	—
Swaptions	102,048	4,950,000	—	—
TBAs	1,917	2,414,000	(239)	139,000
Forward purchase commitment	234	56,865	—	—
Total	$462,080	$9,768,656	$(129,294)	$14,209,000

The Company has netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association, or ISDA. The following table presents the gross amounts and amounts offset in accordance with offsetting guidance to determine the net derivative assets and liabilities presented on the condensed consolidated balance sheets:

(in thousands)	March 31, 2013		December 31, 2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount of derivative assets (liabilities)	$514,190	$(50,172)	$464,483	$(129,658)
Amounts offset in accordance with offsetting guidance to determine net amounts presented	(2,441)	4,749	(2,403)	364
Net amount of derivative assets (liabilities)	$511,749	$(45,423)	$462,080	$(129,294)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table provides the average outstanding notional amounts of the Company's derivative financial instruments treated as trading instruments for the three months ended March 31, 2013.

(in thousands)	Three Months Ended March 31, 2013
Trading instruments	Derivative Assets	Derivative Liabilities
Inverse interest-only securities	$1,922,195	$—
Interest rate swap agreements	—	14,854,500
Credit default swaps	437,845	—
Swaptions	5,542,778	—
TBAs	1,213,644	326,667
Forward purchase commitment	51,783	—

Comprehensive Income Statement Presentation
The Company has not applied hedge accounting to its current derivative portfolio held to mitigate the interest rate risk associated with its debt portfolio. As a result, the Company is subject to volatility in its earnings due to movement in the unrealized gains and losses associated with its interest rate swaps and its other derivative instruments.
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive income on its derivative instruments:

(in thousands)
Trading Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2013	2012
Risk Management Instruments
Interest Rate Contracts
Investment securities - RMBS	Loss on other derivative instruments	$(12,249)	$(2,637)
Investment securities - U.S. Treasuries and TBA contracts	Gain (loss) on interest rate swap and swaption agreements	(89)	(1,648)
Mortgage loans held-for-sale	Gain (loss) on mortgage loans held-for-sale	287	13
Repurchase agreements	Gain (loss) on interest rate swap and swaption agreements	19,061	(14,545)
Credit default swaps - Receive protection	Loss on other derivative instruments	(5,643)	(24,301)
Non-Risk Management Instruments
Credit default swaps - Provide protection	Loss on other derivative instruments	—	8,220
Inverse interest-only securities	Loss on other derivative instruments	1,230	9,815
Total		$2,597	$(25,083)

For the three months ended March 31, 2013 and 2012, the Company recognized $14.0 million and $4.7 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from generally paying a fixed interest rate on an average $14.9 billion and $6.4 billion notional, respectively, to economically hedge a portion of the Company's interest rate risk on its short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest.
For the three months ended March 31, 2013 and 2012, the Company terminated, had agreements mature or had options expire on a total of 69 and 11 interest rate swap and swaption positions of $8.2 billion and $0.9 billion notional, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Upon settlement of the early terminations, contractual maturities and option expirations, the Company paid $17.2 million and $0.5 million in full settlement of its net interest spread liability and recognized $58.7 million and $11.3 million in realized losses on the swaps and swaptions, respectively, including early termination penalties.
For the three months ended March 31, 2013, the Company did not terminate any credit default swap positions. For the three months ended March 31, 2012, the Company terminated a total of 4 credit default swap positions totaling $85.0 million notional. Upon settlement of the early terminations, the Company received $10,492 in full settlement of its net interest spread receivable and recognized $1.6 million in realized losses for the three months ended March 31, 2012, on the credit default swaps, including early termination penalties.
Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Derivative fair value adjustments are reflected within the unrealized (gain) loss on interest rate swaps and swaptions, unrealized loss on other derivative instruments, and (gain) loss on mortgage loans held-for-sale line items within the operating activities section of the condensed consolidated statements of cash flows. Realized losses on interest rate swap and swaption agreements are reflected within the loss on termination of interest rate swaps and swaptions line item within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the purchases of other derivative instruments, proceeds from sales of other derivative instruments, and increase in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.
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
As of March 31, 2013 and December 31, 2012, the Company had outstanding fair value of $72.3 million and $77.3 million, respectively, of interest-only securities in place to economically hedge its investment securities. These interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets. In addition, the Company held TBA positions with $2.2 billion and $1.8 billion in long notional as of March 31, 2013 and December 31, 2012, respectively, and an additional $800.0 million in short notional as of December 31, 2012. At March 31, 2013, $900.0 million of the Company's long notional TBA positions were held as a means to mitigate exposure to increased prepayment speeds, while the remaining $1.3 billion were held for non-risk management purposes (see "Non-Risk Management Activities" section). The Company discloses these on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. These contracts had a fair market value of $2.2 million and $1.9 million, included in derivative assets, at fair value, and $0.2 million and $0.2 million, included in derivative liabilities, at fair value, in the condensed consolidated balance sheet as of March 31, 2013 and December 31, 2012, respectively.
Commitments to Purchase and/or Sell Mortgage Loans Held-for-Sale  - Prior to a mortgage loan purchase, the Company may enter into forward purchase commitments with counterparties whereby the Company commits to purchasing the loans at a particular interest rate, provided the borrower elects to close the loan. These commitments to purchase mortgage loans have been defined as derivatives and are, therefore, recorded on the balance sheet as assets or liabilities and measured at fair value. Subsequent changes in fair value are recorded on the balance sheet as adjustments to the carrying value of these assets or liabilities with a corresponding adjustment recognized in current period earnings. As of March 31, 2013 and December 31, 2012, the Company had entered into commitments to purchase $8.7 million and $56.9 million of mortgage loans, subject to fallout if the loans do not close, with a fair value of $0.1 million and $0.2 million at March 31, 2013 and December 31, 2012, respectively.
The Company is exposed to interest rate risk on mortgage loans from the time it commits to purchase the mortgage loan until it acquires the loan from the originator and subsequently sells the loan to a third party. Changes in interest rates impact the market price for the mortgage loans. For example, as market interest rates decline, the value of mortgage loans held-for-sale increases, and vice versa. To mitigate the impact of this risk, the Company may from time to time enter into a forward sale commitment under the Forward AAA Securities Agreement, or the Forward Agreement, with Barclays Bank PLC, or Barclays, pursuant to which Barclays would purchase certain securities issued in connection with a potential securitization transaction involving mortgage loans subject to the Forward Agreement. As of March 31, 2013, the Company had did not have any trades under the Forward Agreement. The Company may also enter into other derivative contracts to hedge the interest rate risk related to the commitments to purchase mortgage loans, such as interest rate swaps, swaptions or TBAs.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

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
As of March 31, 2013 and December 31, 2012, the Company had the following outstanding interest rate swaps that were utilized as economic hedges of interest rate risk associated with the Company's short-term repurchase agreements:

(notional in thousands)
March 31, 2013
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2013	$500,000	0.523%	0.288%	0.40
2014	900,000	0.316%	0.304%	0.79
2015	4,000,000	0.386%	0.305%	1.78
2016	2,550,000	0.583%	0.298%	2.92
2017 and Thereafter	7,735,000	0.975%	0.294%	4.81
Total	$15,685,000	0.709%	0.298%	3.36

(notional in thousands)
December 31, 2012
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2013	$2,275,000	0.713%	0.315%	0.56
2014	1,675,000	0.644%	0.311%	1.57
2015	2,770,000	0.908%	0.313%	2.43
2016	1,940,000	0.874%	0.323%	3.46
2017 and Thereafter	3,910,000	0.960%	0.313%	4.72
Total	$12,570,000	0.850%	0.315%	2.85

The Company has also entered into interest rate swaps in combination with U.S. Treasuries to economically hedge funding cost risk. As of March 31, 2013 and December 31, 2012, the Company held $1.0 billion in fair value of U.S. Treasuries classified as trading securities and the following outstanding interest rate swaps:

(notional in thousands)
March 31, 2013
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2015	$1,000,000	0.799%	0.305%	2.03
Total	$1,000,000

(notional in thousands)
December 31, 2012
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2015	$1,000,000	0.799%	0.350%	2.28
Total	$1,000,000

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

The Company did not hold any interest rate swaps entered into in combination with TBA contracts to economically hedge mortgage interest rate exposure (or duration) at March 31, 2013.
As of March 31, 2013 and December 31, 2012, the Company had the following outstanding interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would pay a fixed rate) that were utilized as macro-economic hedges:

March 31, 2013
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Payer	< 6 Months	$28,970	$382	4.90	$2,300,000	3.77%	3M Libor	9.5
Payer	≥ 6 Months	133,710	148,409	53.03	3,500,000	3.94%	3M Libor	10.0
Total Payer		$162,680	$148,791	52.94	$5,800,000	3.87%	3M Libor	9.8

December 31, 2012
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Payer	< 6 Months	$3,983	$30	5.38	$300,000	4.00%	3M Libor	10.0
Payer	≥ 6 Months	129,925	102,018	53.38	4,650,000	3.74%	3M Libor	9.7
Total Payer		$133,908	$102,048	53.38	$4,950,000	3.75%	3M Libor	9.8

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
For non-Agency investment securities, the Company may enter into credit default swaps to hedge credit risk. In future periods, the Company could enhance its credit risk protection, enter into further paired derivative positions, including both long and short credit default swaps, and/or seek opportunistic trades in the event of a market disruption (see "Non-Risk Management

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Activities" section). The Company also has processes and controls in place to monitor, analyze, manage and mitigate its credit risk with respect to non-Agency RMBS.
As of March 31, 2013, the Company held credit default swaps whereby the Company receives credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company's credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.
The following tables present credit default swaps whereby the Company is receiving protection held as of March 31, 2013 and December 31, 2012:

(notional and dollars in thousands)
March 31, 2013
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain/(Loss)
Receive	9/20/2013	460.00	$(45,000)	$(183)	$(3,127)	$(3,310)
	12/20/2013	181.91	(105,000)	(167)	(3,225)	(3,392)
	6/20/2016	105.50	(100,000)	(2,091)	(260)	(2,351)
	12/20/2016	496.00	(25,000)	41	(4,062)	(4,021)
	5/25/2046	297.60	(162,496)	49,638	(71,114)	(21,476)
	Total	253.96	$(437,496)	$47,238	$(81,788)	$(34,550)

(notional and dollars in thousands)
December 31, 2012
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain/(Loss)
Receive	9/20/2013	460.00	$(45,000)	$(264)	$(3,127)	$(3,391)
	12/20/2013	181.91	(105,000)	(198)	(3,225)	(3,423)
	6/20/2016	105.50	(100,000)	(1,940)	(260)	(2,200)
	12/20/2016	496.00	(25,000)	527	(4,062)	(3,535)
	5/25/2046	297.60	(163,440)	54,781	(71,114)	(16,333)
	Total	254.06	$(438,440)	$52,906	$(81,788)	$(28,882)

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of March 31, 2013, the fair value of derivative financial instruments as an asset and liability position was $511.7 million and $45.4 million, respectively.
The Company mitigates the credit risk exposure on derivative financial instruments by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines; the Company also seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. As of March 31, 2013, the Company has received cash deposits from counterparties of $160.7 million and placed cash deposits of $143.7 million in accounts maintained by counterparties, of which the amounts are netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the condensed consolidated balance sheet.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

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
Non-Risk Management Activities
The Company has entered into certain financial instruments that are considered derivative contracts under ASC 815 that are not for purposes of hedging. These contracts are currently limited to inverse interest-only RMBS, credit default swaps and TBAs. As of March 31, 2013, we held $1.3 billion notional TBAs as a means of deploying capital until targeted investments are available, and to take advantage of temporary displacements in the marketplace.
Inverse interest-only securities with a carrying value of $313.4 million, including accrued interest receivable of $3.6 million, are accounted for as derivative financial instruments in the condensed consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012
Face Value	$1,960,087	$1,909,351
Unamortized premium	—	—
Unamortized discount
Designated credit reserve	—	—
Net, unamortized	(1,660,016)	(1,620,966)
Amortized Cost	300,071	288,385
Gross unrealized gains	19,432	21,616
Gross unrealized losses	(9,763)	(8,737)
Carrying Value	$309,740	$301,264

Note 13. Other Assets
Other assets as of March 31, 2013 and December 31, 2012 are summarized in the following table:

(in thousands)	March 31, 2013	December 31, 2012
Property and equipment at cost	$1,442	$1,034
Accumulated depreciation (1)	(365)	(251)
Net property and equipment	1,077	783
Prepaid expenses	1,190	1,411
Current income tax receivable	4,626	4,323
Deferred tax assets	39,291	44,184
Other receivables (2)	2,836	31,885
Total other assets	$49,020	$82,586
____________________

(1)	Depreciation expense for the three months ended March 31, 2013 was $113,627.

(2)	The majority of other receivables at December 31, 2012 are amounts due from the Company's transfer agent for cash proceeds received upon exercise of warrants by warrantholders on December 31, 2012.

Note 14. Fair Value
Fair Value Measurements
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

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
Investment securities  - The Company holds a portfolio of AFS and trading securities that are carried at fair value in the condensed consolidated balance sheet. AFS securities are primarily comprised of Agency and non-Agency RMBS while the Company's U.S. Treasuries are classified as trading securities. The Company determines the fair value of its U.S. Treasuries and Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. In determining the fair value of its non-Agency RMBS, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its U.S. Treasuries as Level 1 fair value assets at March 31, 2013. The Company classified 99.9% of its RMBS AFS securities reported at fair value as Level 2 at March 31, 2013. AFS and trading securities account for 85.6% and 5.7% of all assets reported at fair value at March 31, 2013, respectively.
Equity securities - The Company holds shares of Silver Bay common stock that are carried at fair value in the condensed consolidated balance sheet as a result of a fair value option election. The Company determines fair value of these equity securities based on the closing market price at period end. The Company classified 100% of its equity securities as Level 1 fair value assets at March 31, 2013.
Mortgage loans held-for-sale  - The Company holds a portfolio of mortgage loans held-for-sale that are carried at fair value in the condensed consolidated balance sheet as a result of a fair value option election. The Company determines fair value of its mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 36.0% and 64.0% of its mortgage loans held-for-sale as Level 2 and Level 3 fair value assets, respectively, at March 31, 2013.
Mortgage loans held-for-investment in securitization trust  - The Company recognizes on its condensed consolidated balance sheet mortgage loans held-for-investment in securitization trust that are carried at fair value as a result of a fair value option election. The Company determines fair value of its mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

levels and credit losses). The Company classified 100% of its mortgage loans held-for-investment in securitization trust as Level 2 fair value assets at March 31, 2013.
Derivative instruments  - The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, swaptions, and credit default swaps. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, swaptions and credit default swaps reported at fair value as Level 2 at March 31, 2013.
The Company also enters into certain other derivative financial instruments, such as TBAs and inverse interest-only securities. These instruments are similar in form to the Company's AFS securities and the Company utilizes broker quotes to value these instruments. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at March 31, 2013. The Company reported 100% of its TBAs as Level 1 as of March 31, 2013.
The Company may also enter into forward purchase commitments on mortgage loans whereby the Company commits to purchasing the loans at a particular interest rate. The fair value of these derivatives is determined based on prices obtained from third-party price providers. Fallout assumptions if the borrower elects not to close the loan are applied to the third-party pricing. The Company classified 100% of its forward purchase commitments at fair value as Level 2 at March 31, 2013.
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
Collateralized borrowings in securitization trust  - The Company recognizes on its condensed consolidated balance sheet collateralized borrowings that are carried at fair value as a result of a fair value option election. The Company determines fair value of its collateralized borrowings based on prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its collateralized borrowings in securitization trust as Level 2 fair value assets at March 31, 2013.

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

	Recurring Fair Value Measurements
	At March 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$14,959,031	$4,500	$14,963,531
Trading securities	1,002,414	—	—	1,002,414
Equity securities	368,970	—	—	368,970
Mortgage loans held-for-sale	—	69,182	123,235	192,417
Mortgage loans held-for-investment in securitization trust	—	434,068	—	434,068
Derivative assets	2,237	509,512	—	511,749
Total assets	$1,373,621	$15,971,793	$127,735	$17,473,149
Liabilities
Collateralized borrowings in securitization trust	$—	$397,229	$—	$397,229
Derivative liabilities	156	45,267	—	45,423
Total liabilities	$156	$442,496	$—	$442,652

	Recurring Fair Value Measurements
	At December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$13,665,083	$1,871	$13,666,954
Trading securities	1,002,062	—	—	1,002,062
Equity securities	335,638	—	—	335,638
Mortgage loans held-for-sale	—	58,607	—	58,607
Derivative assets	1,917	460,163	—	462,080
Total assets	$1,339,617	$14,183,853	$1,871	$15,525,341
Liabilities
Derivative liabilities	$239	$129,055	$—	$129,294
Total liabilities	$239	$129,055	$—	$129,294

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2013, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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

	Level 3 Recurring Fair Value Measurements
	Three Months Ended March 31, 2013
	Assets
(in thousands)	Available-For-Sale Securities		Mortgage Loans Held-For-Sale
Beginning of period level 3 fair value	$1,871		$—
Gains/(losses) included in net income:
Realized gains (losses)	74	(1)	—
Unrealized gains (losses)	—		13,923	(2)
Total net gains/(losses) included in net income	74		13,923
Other comprehensive income	1,426		—
Purchases	—		109,484
Sales	—		—
Settlements	—		(172)
Gross transfers into level 3	3,000		—
Gross transfers out of level 3	(1,871)		—
End of period level 3 fair value	$4,500		$123,235
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—		$13,923	(3)
___________________

(1)
For the three months ended March 31, 2013, the realized losses on available-for-sale securities represent net (premium amortization)/discount accretion recorded in interest income on the condensed consolidated statements of comprehensive income.

(2)
For the three months ended March 31, 2013, the change in unrealized gains or losses on mortgage loans held-for-sale was recorded in gain (loss) on mortgage loans held-for-sale on the condensed consolidated statements of comprehensive income.

(3)
For the three months ended March 31, 2013, the change in unrealized gains or losses on mortgage loans held-for-sale that were held at the end of the reporting period were recorded in gain (loss) on mortgage loans held-for-sale on the condensed consolidated statements of comprehensive income.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company transferred two Level 3 assets in the amount of $1.9 million into Level 2 during the three months ended March 31, 2013. The assets were deemed to be Level 2 based on the availability of third-party pricing and corroborating market data. The Company did not incur transfers between Level 1 and Level 2 for the three months ended March 31, 2013. The Company transferred one Level 2 asset in the amount of $3.0 million into Level 3 during the three months ended March 31, 2013. The asset was deemed to be Level 3 based on the limited availability of third-party pricing. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
One available-for-sale security was classified as a Level 3 fair value measurement at March 31, 2013. Although third party pricing was obtained from multiple sources, the asset was deemed to be Level 3 due to unique circumstances and a wide discrepancy in fair values obtained.
The Company used a third party pricing provider in the fair value measurement of its Level 3 mortgage loans held-for-sale. The significant unobservable inputs used by the third party pricing provider included expected default, severity and discount rate. Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement.
Fair Value Option for Financial Assets and Financial Liabilities
The Company elected the fair value option for the residential mortgage loans it acquired. The fair value option was elected to mitigate earnings volatility by better matching the accounting for the assets with the related hedges. The residential mortgage loans are carried within mortgage loans held-for-sale on the condensed consolidated balance sheet. The Company's policy is to separately record interest income on these fair value elected loans. Upfront fees and costs related to the fair value elected loans are not deferred or capitalized. Fair value adjustments are reported in gain (loss) on mortgage loans held-for-sale on the condensed consolidated statements of comprehensive income. The fair value option is irrevocable once the loan is acquired.
The Company elected the fair value option for the equity securities carried on the condensed consolidated balance sheet, which consist solely of shares of Silver Bay common stock. The Company determines fair value of these equity securities based on the closing market price at period end. Fair value adjustments are reported in gain on investment securities on the condensed consolidated statements of comprehensive income.
The Company also elected the fair value option for both the mortgage loans held-for-investment in securitization trust and the collateralized borrowings in securitization trust carried on the condensed consolidated balance sheet. The fair value option was elected to better reflect the economics of the Company's retained interests. The Company's policy is to separately record interest income on the fair value elected loans and interest expense on the fair value elected borrowings. Upfront fees and costs are not deferred or capitalized. Fair value adjustments are reported in gain on mortgage loans held-for-investment and collateralized borrowings in securitization trust on the condensed consolidated statements of comprehensive income.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the fair value option elections and information regarding the amounts recognized in earnings for each fair value option-elected item.

	Changes included in the Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended March 31,
	2013	2012
(in thousands)
Interest income:
Interest income on mortgage loans held-for-sale (1)	$1,318	$69
Interest income on mortgage loans held-for-investment in securitization trust (1)	1,654	—
Interest expense:
Interest expense on collateralized borrowings in securitization trust	(818)	—
Other income:
Realized loss on mortgage loans held-for-sale (2)	(62)	—
Unrealized gain (loss) on mortgage loans held-for-sale (2)	14,098	(45)
Unrealized loss on mortgage loans held-for-investment in securitization trust (3)	(8,002)	—
Unrealized gain on collateralized borrowings in securitization trust (3)	14,291	—
Unrealized gain on equity securities (4)	7,843	—
Total included in net income	$30,322	$24
Change in fair value due to credit risk	$—	$—
____________________

(1)
Interest income on mortgage loans held-for-sale and mortgage loans held-for-investment in securitization trust is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.

(2)	Realized loss and unrealized gain (loss) on mortgage loans held-for-sale is recorded in gain (loss) on mortgage loans held-for-sale on the condensed consolidated statements of comprehensive income.

(3)
Unrealized losses on mortgage loans held-for-investment in securitization trust and unrealized gains on collateralized borrowings in securitization trust are recorded in gain on mortgage loans held-for-investment and collateralized borrowings in securitization trust on the condensed consolidated statements of comprehensive income.

(4)	Unrealized gain on equity securities is recorded in gain on investment securities on the condensed consolidated statements of comprehensive income.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The table below provides the fair value and the unpaid principal balance for the Company's fair value option-elected loans and collateralized borrowings.

	March 31, 2013		December 31, 2012
(in thousands)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Mortgage loans held-for-sale
Total loans	$228,840	$192,417	$56,976	$58,607
Nonaccrual loans	$18,607	$12,590	$—	$—
Loans 90+ days past due	$18,607	$12,590	$—	$—
Mortgage loans held-for-investment in securitization trust
Total loans	$421,485	$434,068	$—	$—
Nonaccrual loans	$—	$—	$—	$—
Loans 90+ days past due	$—	$—	$—	$—
Collateralized borrowings in securitization trust
Total borrowings	$407,361	$397,229	$—	$—
____________________

(1)	Excludes accrued interest receivable.

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

•
AFS securities, trading securities, equity securities, mortgage loans held-for-sale, mortgage loans held-for-investment in securitization trust, derivative assets and liabilities, and collateralized borrowings in securitization trust are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the Fair Value Measurements section of this footnote.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities	$14,963,531	$14,963,531	$13,666,954	$13,666,954
Trading securities	1,002,414	1,002,414	1,002,062	1,002,062
Equity securities	368,970	368,970	335,638	335,638
Mortgage loans held-for-sale	192,417	192,417	58,607	58,607
Mortgage loans held-for-investment in securitization trust	434,068	434,068	—	—
Cash and cash equivalents	1,140,706	1,140,706	821,108	821,108
Restricted cash	277,428	277,428	302,322	302,322
Derivative assets	511,749	511,749	462,080	462,080
Liabilities
Repurchase agreements	$13,444,565	$13,444,565	$12,624,510	$12,624,510
Collateralized borrowings in securitization trust	397,229	397,229	—	—
Derivative liabilities	45,423	45,423	129,294	129,294

Note 15. Repurchase Agreements
The Company had outstanding $13.4 billion of repurchase agreements, including repurchase agreements funding the Company's U.S. Treasuries of $1.0 billion. Excluding the debt associated with the Company's U.S. Treasuries and the effect of the Company's interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.70% and weighted average remaining maturities of 82 days as of March 31, 2013. The Company had outstanding $12.6 billion of repurchase agreements with a weighted average borrowing rate of 0.76%, excluding the debt associated with the Company's U.S. Treasuries and the effect of the Company's interest rate swaps, and weighted average remaining maturities of 85 days as of December 31, 2012. As of March 31, 2013 and December 31, 2012, the debt associated with the Company's U.S. Treasuries had a weighted average borrowing rate of 0.23% and 0.30%, respectively.
At March 31, 2013 and December 31, 2012, the repurchase agreement balances were as follows:

(in thousands)	March 31, 2013	December 31, 2012
Short-term	$13,244,565	$12,424,510
Long-term	200,000	200,000
Total	$13,444,565	$12,624,510

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At March 31, 2013 and December 31, 2012, the repurchase agreements had the following characteristics:

(dollars in thousands)	March 31, 2013		December 31, 2012
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Amount Outstanding	Weighted Average Borrowing Rate
U.S. Treasuries	$1,005,000	0.23%	$997,500	0.30%
Agency RMBS AFS	10,897,155	0.49%	10,171,385	0.54%
Non-Agency RMBS	1,289,846	2.35%	1,177,675	2.50%
Agency derivatives	229,488	1.10%	228,241	1.16%
Mortgage loans held-for-sale	23,076	2.45%	49,709	2.46%
Total	$13,444,565	0.66%	$12,624,510	0.72%

At March 31, 2013 and December 31, 2012, the repurchase agreements had the following remaining maturities:

(in thousands)	March 31, 2013	December 31, 2012
Within 30 days	$2,014,206	$3,038,229
30 to 59 days	4,355,947	3,528,393
60 to 89 days	2,501,381	1,731,595
90 to 119 days	2,570,014	849,621
120 to 364 days	798,017	2,279,172
Open maturity (1)	1,005,000	997,500
One year and over (2)	200,000	200,000
Total	$13,444,565	$12,624,510
____________________

(1)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(2)	One year and over includes repurchase agreements with maturity dates ranging from June 26, 2015 to July 27, 2016.

The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	March 31, 2013	December 31, 2012
Available-for-sale securities, at fair value	$13,619,731	$12,810,355
Trading securities, at fair value	1,002,414	1,002,062
Mortgage loans held-for-sale	25,909	52,529
Cash and cash equivalents	15,000	10,000
Restricted cash	129,148	84,307
Due from counterparties	13,351	36,917
Derivative assets, at fair value	291,295	291,054
Total	$15,096,848	$14,287,224

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes certain characteristics of the Company's repurchase agreements and counterparty concentration at March 31, 2013 and December 31, 2012:

	March 31, 2013				December 31, 2012
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
JP Morgan Chase (2)	$1,327,938	$266,429	7%	77.4	$1,382,348	$281,717	8%	70.8
All other counterparties (3)	11,111,627	1,319,993	32%	81.8	10,244,662	1,379,409	40%	86.4
Total	$12,439,565	$1,586,422			$11,627,010	$1,661,126
____________________

(1)
Represents the net carrying value of the securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. At March 31, 2013 and December 31, 2012, the Company had $291.5 million and $291.7 million, respectively, in payables due to broker counterparties for unsettled securities purchases. The payables are not included in the amounts presented above.

(2)	Excludes repurchase agreements collateralized by U.S. Treasuries with a rolling 1-day maturity.

(3)	Represents amounts outstanding to 19 and 21 counterparties at March 31, 2013 and December 31, 2012, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties.

Note 16. Collateralized Borrowings in Securitization Trust, at Fair Value
During the three months ended March 31, 2013, the Company purchased subordinated debt and excess servicing rights from a securitization trust issued by a third party. The debt associated with the underlying residential mortgage loans held at the trust, which is consolidated on the Company's condensed consolidated balance sheet, is classified as collateralized borrowings in securitization trust and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trust. As of March 31, 2013, the collateralized borrowings in securitization trust had a carrying value of $397.2 million with a weighted average interest rate of 2.19%. The stated maturity dates for all collateralized borrowings are greater than five years from March 31, 2013. No collateralized borrowings were outstanding as of December 31, 2012.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 17. Stockholders' Equity
Distributions to Stockholders
The following table presents cash dividends declared by the Company on its common stock from October 28, 2009 through March 31, 2013:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
March 18, 2013	April 2, 2013	April 24, 2013	$0.32
December 17, 2012	December 31, 2012	January 18, 2013	$0.55
September 12, 2012	September 24, 2012	October 22, 2012	$0.36
June 12, 2012	June 22, 2012	July 20, 2012	$0.40
March 14, 2012	March 26, 2012	April 20, 2012	$0.40
December 14, 2011	December 27, 2011	January 20, 2012	$0.40
September 14, 2011	September 26, 2011	October 20, 2011	$0.40
June 14, 2011	June 24, 2011	July 20, 2011	$0.40
March 2, 2011	March 14, 2011	April 14, 2011	$0.40
December 8, 2010	December 17, 2010	January 20, 2011	$0.40
September 13, 2010	September 30, 2010	October 21, 2010	$0.39
June 14, 2010	June 30, 2010	July 22, 2010	$0.33
March 12, 2010	March 31, 2010	April 23, 2010	$0.36
December 21, 2009	December 31, 2009	January 26, 2010	$0.26

Special Dividend of Silver Bay Common Stock
On March 18, 2013, the Company's board of directors declared a special dividend pursuant to which the 17,824,647 shares of Silver Bay common stock the Company received in exchange for the contribution of its equity interests in Two Harbors Property Investment LLC to Silver Bay on December 19, 2012 would be distributed, on a pro rata basis, to Two Harbors stockholders of record at the close of business on April 2, 2013. The final distribution ratio for the stock dividend was determined to be 0.048825853 shares of Silver Bay common stock for each share of the Company's common stock outstanding as of April 2, 2013. The dividend was payable on or about April 24, 2013.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income at March 31, 2013 and 2012 was as follows:

(in thousands)	March 31, 2013	December 31, 2012
Available-for-sale securities, at fair value
Unrealized gains	$889,179	$724,696
Unrealized losses	(88,469)	(28,238)
Accumulated other comprehensive income	$800,710	$696,458

Public Offering
On March 22, 2013, the Company completed a public offering of 50,000,000 shares of its common stock and issued an additional 7,500,000 shares of common stock pursuant to the underwriters' over-allotments at a price of $13.46 per share, for gross proceeds of approximately $774.0 million. Net proceeds to the Company were approximately $762.9 million, net of issuance costs of approximately $11.1 million.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company's common stock by reinvesting some or all of the cash dividends received on shares of the Company's common stock. Stockholders may also make optional cash purchases of shares of the Company's common stock

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

subject to certain limitation detailed in the plan prospectus. An aggregate of 7.5 million shares of our common stock were originally reserved for issuance under the plan. As of March 31, 2013, 109,744 shares have been issued under the plan for total proceeds of $1.2 million.
Share Repurchase Program
On October 5, 2011, the Company's Board of Directors authorized a share repurchase program, which allows the Company to repurchase up to 10,000,000 shares of its common stock. On November 14, 2012, the Board of Directors authorized an increase in the share repurchase program of 15,000,000, for a total of 25,000,000 shares. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. As of March 31, 2013, the Company has not repurchased any shares under the program.
At-the-Market Offering
On May 25, 2012, the Company entered into an equity distribution agreement under which the Company may sell up to an aggregate of 20,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. As of March 31, 2013, 7,585,869 shares of common stock have been sold under the equity distribution agreement for total accumulated net proceeds of approximately $77.6 million; however, no shares were sold during the three months ended March 31, 2013.
Warrants
During the three months ended March 31, 2013, warrantholders exercised 5,797,328 warrants to purchase 5,797,328 shares of the Company's common stock, at an exercise price of $11.00 per share, resulting in proceeds to the Company totaling approximately $63.8 million. Additionally, certain Capitol founders holding warrants containing cashless exercise provisions exercised 100,000 warrants on a cashless basis, resulting in the surrender of 93,649 shares of common stock and the issuance of 6,351 shares of common stock. No proceeds were received by the Company as a result of the cashless exercises. As of March 31, 2013, 7,634,101 warrants to purchase 7,634,101 shares of common stock remained outstanding.
On March 18, 2013, the Company announced an adjustment to (1) the exercise price payable upon exercise of the warrants, and (2) the number of shares of company common stock issuable upon exercise of the warrants and payment of the exercise price therefore. These adjustments are required under the terms of the warrant agreement as a result of the special dividend of Silver Bay common stock. Calculation of the adjustments was determined based on, among other things, the closing price of the Company’s common stock on the business day immediately preceding the ex-dividend date for the stock dividend and the fair market value of the stock dividend to be received for each share of the Company’s common stock on the ex-dividend date. As a result, on April 2, 2013, the exercise price of the warrants was lowered to $10.25 per warrant share and the number of shares of the Company’s common stock issuable for each warrant share exercised was increased to 1.0727 shares.

Note 18. Other Operating Expenses
Components of the Company's other operating expenses for the three months ended March 31, 2013 and 2012, are presented in the following table:

	Three Months Ended March 31,
(in thousands)	2013	2012
Other operating expenses:
General and administrative	$4,712	$3,060
Directors and officers' insurance	201	114
Professional fees	1,648	376
Total other operating expenses	$6,561	$3,550

Note 19. Income Taxes
For the three months ended March 31, 2013 and 2012, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, does not engage in prohibited transactions, and maintains its intended qualification as a REIT. The majority of states also recognize the

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Company's REIT status. The Company's TRSs file separate tax returns and are fully taxed as standalone U.S. C-Corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
During the three months ended March 31, 2013 and 2012, the Company's TRSs recognized a provision for income taxes of $5.0 million and a benefit from income taxes of $7.6 million, respectively.
Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements of a contingent tax liability for uncertain tax positions.

Note 20. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share, or EPS, for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in thousands, except share data)	2013	2012
Numerator:
Net income from continuing operations	$142,339	$51,846
Income (loss) from discontinued operations	1,377	(46)
Net income attributable to common stockholders	$143,716	$51,800
Denominator:
Weighted average common shares outstanding	305,259,599	186,804,142
Weighted average restricted stock shares	25,323	51,447
Basic weighted average shares outstanding	305,284,922	186,855,589
Dilutive weighted average warrants	1,678,789	—
Diluted weighted average shares outstanding	306,963,711	186,855,589
Basic Earnings Per Share:
Continuing operations	$0.47	$0.28
Discontinued operations	—	—
Net income	$0.47	$0.28
Diluted Earnings Per Share:
Continuing operations	$0.47	$0.28
Discontinued operations	—	—
Net income	$0.47	$0.28

During the three months ended March 31, 2013, the weighted average market value per share of the Company's common stock was above the exercise price of the warrants, making the warrants dilutive. For the three months ended March 31, 2012, the Company assumed that no warrants would be exercised as the weighted average market value per share of the Company's common stock was below the exercise price of the warrants and the warrants would be anti-dilutive.

Note 21. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with the Management Agreement with PRCM Advisers, the Company incurred $9.1 million and $6.7 million as a management fee to PRCM Advisers for the three months ended March 31, 2013 and 2012, respectively, which represents approximately 1.5% of stockholders' equity on an annualized basis as defined by the Management Agreement. However, these fees were reduced by $4.3 million on the condensed consolidated statement of comprehensive income for the three months ended March 31, 2013 in accordance with the contribution transaction entered into with Silver Bay. See further discussion of this adjustment below. In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $1.9 million and $4.4 million for the three months ended March 31, 2013 and 2012, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

In April 2012, the Company established an accounts payable function and direct relationships with the majority of its third party vendors. The Company will continue to have certain costs allocated to it by PRCM Advisers for compensation, data services and proprietary technology, but most direct expenses with third party vendors are paid directly by the Company.
The Company recognized $23,437 and $60,070 of compensation expense during the three months ended March 31, 2013 and 2012, respectively, associated with the amortization of shares of restricted stock issued to the Company's independent directors as part of their annual compensation.
As of March 31, 2013, there were 7,634,101 warrants to purchase 7,634,101 shares of common stock issued and outstanding. Of the 7,634,101 warrants remaining at March 31, 2013, 500,000 were beneficially owned by Pine River Master Fund Ltd. and Nisswa Acquisition Master Fund Ltd., which are investment funds managed by Pine River. The Company is required to maintain a resale registration statement for the warrants and common stock issuable upon exercise thereof that are held by Pine River Master Fund Ltd. and Nisswa Acquisition Master Fund Ltd.
On February 3, 2012, a subsidiary of the Company entered into an acquisition services agreement, a property management agreement and a side letter agreement regarding certain fees with Silver Bay Property Management LLC, or Silver Bay, which is a joint venture between Provident Real Estate Advisors LLC and an affiliate of PRCM Advisers and Pine River. Under the acquisition services agreement, Silver Bay assisted the Company's subsidiaries in identifying and acquiring a portfolio of residential real properties in various geographic areas throughout the U.S. Under the property management agreement, Silver Bay operated, maintained, repaired, managed and leased the residential properties and collected rental income for the benefit of the Company and its subsidiaries. Pursuant to the side letter, the Company's subsidiary was obligated to pay Silver Bay for various services provided under the acquisition services and property management agreements. These fees were immaterial for the three months ended March 31, 2012. These agreements were terminated on December 19, 2012 in connection with the contribution of the Company's single family rental property business to Silver Bay, as described below.
On December 19, 2012, the Company completed the contribution of its portfolio of single family rental properties to Silver Bay, a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. The Company contributed its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC to Silver Bay, and in exchange for its contribution, received shares of common stock of Silver Bay. Silver Bay completed its initial public offering, or IPO, of its common stock on December 19, 2012. See Note 4 - Discontinued Operations for additional information. In connection with the closing of the contribution, the acquisition services agreement, property management agreement and side letter agreement referenced above were each terminated, except for certain designated provisions (e.g., protection of confidential information and indemnification), which the parties agreed would survive the termination. Not included in the gain that was recorded on the contribution in 2012 are certain adjustments to be recognized in 2013. These include an installment sales gain of approximately $4.0 million from Silver Bay, a reduction of 2013 management fees payable to PRCM Advisers of $4.3 million, and an immaterial amount of additional working capital adjustments determined in accordance with the contribution agreement entered into with Silver Bay. Of these amounts, $1.2 million of the installment sales gain was recorded in gain on contribution of entity within discontinued operations, and the full $4.3 million of the reduction of 2013 management fees payable to PRCM Advisers was recorded within management fees, on the condensed consolidated statement of comprehensive income for the three months ended March 31, 2013.

Note 22. Subsequent Events
On April 30, 2013, one of the Company's wholly-owned subsidiaries acquired a company that has seller-servicer approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage mortgage servicing rights.
Events subsequent to March 31, 2013, were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these Condensed Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2012.

General
We are a Maryland corporation focused on investing in, financing and managing residential mortgage-backed securities, or RMBS, residential mortgage loans, and other financial assets, which we collectively refer to as our target assets. We operate as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code.
We are externally managed and advised by PRCM Advisers LLC, a wholly-owned subsidiary of Pine River Capital Management L.P., or Pine River. Founded in 2002, with offices in New York, London, Hong Kong, San Francisco, Beijing, Austin and Minnetonka, Minnesota, Pine River is a global multi-strategy asset management firm providing comprehensive portfolio management, transparency and liquidity to institutional and high net worth investors.
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

•	Non-Agency RMBS, meaning RMBS that are not issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac;

•	Prime nonconforming residential mortgage loans, credit sensitive mortgage loans and mortgage servicing rights; and

•	Other financial assets comprising approximately 5% to 10% of the portfolio.

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
During the three months ended March 31, 2013, we did not significantly modify our RMBS asset allocation between Agency and non-Agency RMBS. The following table provides the RMBS asset allocation between Agency and non-Agency RMBS as of March 31, 2013 and the four immediately preceding period ends:

	As of
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Agency RMBS	80.2%	81.0%	83.7%	81.7%	79.4%
Non-Agency RMBS	19.8%	19.0%	16.3%	18.3%	20.6%

As our RMBS asset allocation shifts, our annualized yields and cost of financing shifts. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts; for example, uncertainty of faster prepayments, extension risk and credit events.

For the three months ended March 31, 2013, our net interest spread realized on Agency and non-Agency RMBS was lower than prior periods. Based on recent experience, yields and net interest spreads on Agency and non-Agency RMBS securities are generally lower than what we have historically realized in our portfolio. The decrease in yields and net interest spreads across comparative periods is due primarily to the deployment of new capital in both Agency and non-Agency RMBS with lower loss adjusted yields and tighter spreads. The following table provides the average annualized yield on our Agency and non-Agency RMBS for the three months ended March 31, 2013, and the four immediately preceding quarters:

	Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Average annualized yields (1)
Agency RMBS	2.9%	2.9%	3.1%	3.3%	3.5%
Non-Agency RMBS	9.2%	9.5%	9.6%	9.6%	9.7%
Aggregate RMBS	4.0%	4.0%	4.2%	4.6%	4.9%
Cost of financing (2)	1.1%	1.1%	1.1%	1.0%	1.0%
Net interest spread	2.9%	2.9%	3.1%	3.6%	3.9%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

The following table provides the average annualized yield expected on our Agency and non-Agency RMBS as of March 31, 2013, and the four immediately preceding period ends:

	As of
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Average annualized yields (1)
Agency RMBS	2.9%	2.9%	2.8%	3.3%	3.5%
Non-Agency RMBS	9.2%	9.4%	9.6%	9.6%	9.7%
Aggregate RMBS	3.8%	4.0%	3.8%	4.5%	4.7%
Cost of financing (2)	1.1%	1.2%	1.1%	1.0%	1.0%
Net interest spread	2.7%	2.8%	2.7%	3.5%	3.7%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

We seek to deploy moderate leverage as part of our investment strategy. We generally finance our RMBS assets through short-term borrowings structured as repurchase agreements. Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while non-Agency RMBS, with less liquidity and exposure to credit risk, utilize lower levels of leverage. We also finance our U.S. Treasuries, which we hold for trading purposes, and our mortgage loans. We believe the debt-to-equity ratio funding our Agency RMBS, non-Agency and mortgage loans held-for-sale is the most meaningful leverage measure as U.S. Treasuries are viewed to be highly liquid in nature and collateralized borrowings on mortgage loans held-for-investment in securitization trust represents term financing with no stated maturity. As a result, our debt-to-equity ratio is determined by our RMBS portfolio mix as well as many additional factors, including the liquidity of our portfolio, the sustainability and price of our financing, diversification of our counterparties and their available capacity to finance our RMBS assets, and anticipated regulatory developments. Over the past several quarterly periods, we have generally maintained a debt-to-equity ratio range of 3.0 to 5.0 times to finance our RMBS portfolio and mortgage loans held-for-sale, on a fully deployed capital basis. Our debt-to-equity ratio is directly correlated to the make-up of our RMBS portfolio; specifically, the higher percentage of Agency RMBS we hold, the higher our debt-to-equity ratio is, and vice versa. We may alter the percentage allocation of our portfolio between Agency and non-Agency RMBS depending on the quality of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from common stock offerings we conduct. The debt-to-equity ratio range has been driven by our relatively stable asset allocation between Agency and non-

Agency RMBS, as disclosed above. See the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Repurchase Agreements" for further discussion.
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
On December 19, 2012, we completed the contribution of our portfolio of single-family rental properties to Silver Bay Realty Trust Corp., or Silver Bay, a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single family residential properties for rental income and long-term capital appreciation. We contributed our equity interests in the wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay, and in exchange for the contribution, received shares of common stock of Silver Bay. Silver Bay completed its initial public offering, or IPO, of its common stock on December 19, 2012. As we will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the three months ended March 31, 2013 and 2012.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2012, under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.
Important factors, among others, that may affect our actual results include:

•	changes in interest rates and the market value of our target assets;

•	changes in prepayment rates of mortgage loans comprising and underlying our target assets;

•	the timing of credit losses within our portfolio;

•	our exposure to adjustable-rate and negative amortization mortgage loans comprising and underlying our target assets;

•	the state of the credit markets and other general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers;

•	the concentration of the credit risks we are exposed to;

•	legislative and regulatory actions affecting the mortgage and derivative industries or our business;

•	the availability of target assets for purchase at attractive prices;

•	the availability of financing for our target assets, including the availability of repurchase agreement financing;

•	declines in home prices;

•	increases in payment delinquencies and defaults on the mortgages comprising and underlying our target assets;

•
changes in liquidity in the market for real estate securities, the re-pricing of credit risk in the capital markets, inaccurate ratings of securities by rating agencies, rating agency downgrades of securities, and increases in the supply of real estate securities available-for-sale;

•	changes in the values of securities we own and the impact of adjustments reflecting those changes on our income statement and balance sheet, including our stockholders' equity;

•	our ability to generate the amount of cash flow we expect from our target assets;

•	changes in our investment, financing and hedging strategies and the new risks that those changes may expose us to;

•	changes in the competitive landscape within our industry, including changes that may affect our ability to retain or attract personnel;

•	our ability to build and maintain successful relationships with mortgage loan originators;

•	our ability to acquire mortgage loans in connection with our securitization plans;

•	our ability to securitize the mortgage loans that we acquire;

•	our ability to successfully diversify our business into new asset classes and manage the new risks they may expose us to;

•	our ability to manage various operational risks associated with our business;

•	our ability to maintain appropriate internal controls over financial reporting;

•	our ability to establish, adjust and maintain appropriate hedges for the risks in our portfolio;

•	our ability to maintain our REIT qualification for U.S. federal income tax purposes; and

•	limitations imposed on our business due to our REIT status and our status as exempt from registration under the 1940 Act.
This Quarterly Report on Form 10-Q may contain statistics and other data that in some cases have been obtained or compiled from information made available by mortgage loan servicers and other third-party service providers.

Factors Affecting our Operating Results
Our net interest income includes income from our RMBS portfolio, including the amortization of purchase premiums and accretion of purchase discounts, and income from our residential mortgage loans. Net interest income will fluctuate primarily as a result of changes in market interest rates, our financing costs, and prepayment speeds on our assets. Interest rates, financing costs and prepayment rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results will also be affected by default rates and credit losses with respect to the mortgage loans underlying our non-Agency RMBS and in our mortgage loan portfolio.

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

We follow the fair value hierarchy set forth above in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we will attempt to obtain Level 2 inputs, observable market prices in inactive markets or derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs and independent pricing service models to estimate fair value measurements. At March 31, 2013, approximately 91.9% of total assets, or $17.5 billion, and approximately 3.0% of total liabilities, or $442.7 million, consisted of financial instruments recorded at fair value. As of March 31, 2013, we had $127.7 million, or less than one percent, of total assets reported at fair value using Level 3 inputs. See Note 14 - Fair Value to the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.
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
For the three months ended March 31, 2013, our unrealized fair value gains on interest rate swap and swaption agreements, which are accounted for as derivative trading instruments under GAAP, positively affected our financial results. The change in fair value of the interest rate swaps was a result of the realization of losses on interest rates swaps unwound and subsequent resetting of interest rate swaps at more favorable rates during the three months ended March 31, 2013. Our financial results for the three months ended March 31, 2013 were positively affected by unrealized fair value gains on certain U.S. Treasuries classified as trading instruments due to their short-term investment objectives, equity securities, which consist solely of shares of Silver Bay common stock, and mortgage loans held-for-sale. For the three months ended March 31, 2012, our unrealized fair value losses on interest rate swap and swaption agreements, which are accounted for as derivative trading instruments under GAAP, negatively affected our financial results. The change in fair value of the interest rate swaps was a result of changes to LIBOR, the swap curve, and corresponding counterparty borrowing rates during the three months ended March 31, 2012. Our financial results for the three months ended March 31, 2012 were negatively affected by unrealized fair value losses on certain U.S. Treasuries classified as trading instruments. In addition, our financial results for the three months ended March 31, 2013 and 2012 were affected by the unrealized gains and losses of certain other derivative instruments that were accounted for as trading derivative instruments, i.e., credit default swaps, TBAs, inverse interest-only securities and forward mortgage loan purchase commitments. Any temporary change in the fair value of our available-for-sale securities is recorded as a component of accumulated other comprehensive income and does not impact our earnings.
We have numerous internal controls in place to help ensure the appropriateness of fair value measurements. Significant fair value measures are subject to detailed analytics and management review and approval. Our entire investment portfolio is priced by third-party brokers and/or by independent pricing providers. We strive to obtain multiple market data points for each valuation. We utilize “bid side” pricing for our RMBS assets and, as a result, certain assets, especially the most recent purchases, may realize a markdown due to the “bid-offer” spread. To the extent that this occurs, any economic effect of this would be reflected in accumulated other comprehensive income. We back test the fair value measurements provided by the pricing providers against actual performance. We also monitor the market for recent trades, market surveys, or other market information that may be used to benchmark pricing provider inputs.
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

Market Conditions and Outlook
The key macroeconomic factors that impact our business are home prices, interest rates and employment. Home price performance is important to our non-Agency portfolio. We are continuing to see signs of stabilization and some improvement in housing prices. Forecasts call for a continuation of home price appreciation in the next several years, albeit at a slower pace than 2012. Despite the improvement in housing prices, loan-to-value ratios remain high and have the effect of limiting refinancing ability despite low interest rates and government policy programs that promote refinancing. The low interest rate environment is expected to persist, absent a substantial improvement in economic conditions and employment, influencing funding costs and prepayment speeds. A low Federal Funds Target Rate is expected to benefit funding costs for the next few years. Employment trends are expected to improve; however, current unemployment levels remain stubbornly high. Next to loan-to-value ratios, employment is the most powerful determinant of a homeowner's ongoing likelihood to pay their mortgage.
The first three months of 2013 continued to produce a number of regulatory actions in an effort to stabilize economic conditions and increase liquidity in the financial markets as well as other actions related to the fall-out from the financial and foreclosure crises. Regulatory actions that could affect the value of our RMBS, either positively or negatively, include attempts by the U.S. government to further streamline the refinancing process to allow more borrowers to refinance into lower interest rate mortgage loans; the Federal Housing Finance Agency's announcement that the GSEs will implement a new, streamlined loan modification initiative for borrowers that are 90+ days delinquent; the Federal Reserve's intention to keep the Federal

Funds Target Rate near zero into 2015; the possibility of an REO-to-rental program supported by the GSEs; an expansion of the HAMP refinancing program to include borrowers whose loans are not in GSE pools; the Federal Reserve's open-ended program to purchase $40 billion of RMBS per month; and the Federal Reserve's so-called "Operation Twist." Additionally, the U.S. economy continues to be burdened by the ongoing European debt crisis, elevated unemployment numbers and a struggling housing market, which, despite signs of an approaching recovery, remains weighted with backlogs of homes in the foreclosure process. Meanwhile, mortgage servicers continue to evaluate the impacts of the recent settlement with State Attorneys General over improper servicing and foreclosure practices and the adoption by several states of various legislation aimed at curtailing or modifying foreclosure processes. Events such as these will continue to affect our portfolio.
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
The following table provides the carrying value of our RMBS portfolio by product type:

(dollars in thousands)	March 31, 2013		December 31, 2012
Agency
Fixed Rate	$11,750,898	76.9%	$10,823,674	77.5%
Hybrid ARMs	181,657	1.2%	188,429	1.3%
Total Agency	11,932,555	78.1%	11,012,103	78.8%
Agency Derivatives	309,740	2.1%	301,264	2.2%
Non-Agency
Senior	2,450,813	16.0%	2,132,272	15.3%
Mezzanine	576,205	3.8%	518,466	3.7%
Interest-only securities	3,958	—%	4,113	—%
Total Non-Agency	3,030,976	19.8%	2,654,851	19.0%
Total	$15,273,271		$13,968,218

Prepayment speeds and volatility due to interest rates
Our Agency RMBS portfolio is subject to inherent prepayment risk: generally, a decline in interest rates that leads to rising prepayment speeds will cause the market value of our interest-only securities to deteriorate, but will cause the market value of our fixed coupon Agency pools to increase. The inverse relationship occurs when interest rates increase and prepayments slow. Housing prices have increased over the past year, but are still generally much lower than at the peak of the housing market. This, combined with elevated unemployment rates and housing inventory, leads us to expect that there will not be a significant increase in prepayment speeds in 2013. However, given the low level of interest rates, the extension of HARP 2.0 to the end of 2015, and the revamped Home Affordable Refinance Program, prepayment speeds, particularly due to refinancings, have increased on many RMBS. These government actions, combined with other potential government programs, could also lead to a further increase in prepayment speeds in RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio approach, including our security selection process, is well positioned to respond to a variety of market scenarios, including an overall faster prepayment environment.
Although we are unable to predict the movement in interest rates in 2013 and beyond, our blended Agency and non-Agency portfolio strategy is intended to generate attractive yields with a low level of sensitivity to yield curve, prepayments and interest rate cycles.
Our portfolio includes Agency securities, which includes bonds with explicit prepayment protection, $85K maximum loan balance pools (securities collateralized by loans of less than $85,000 in principal), other low loan balances (securities collateralized by loans of less than $175,000, but more than $85,000 in principal), high loan-to-value (or LTV) ratios (securities collateralized by loans with greater or equal to 80% LTV predominantly comprised of Making Homeownership Affordable (or MHA) pools that consist of borrowers who have refinanced through HARP), home equity conversion mortgages (securities collateralized by reverse mortgages), low FICO scores (lower credit borrowers), and seasoned bonds reflecting less prepayment risk due to previously experienced high levels of refinancing. We believe these RMBS characteristics reduce the prepayment risk to the portfolio.
The following tables provide the carrying value of our Agency RMBS portfolio by vintage and prepayment protection:

	As of March 31, 2013
	Agency RMBS AFS		Agency Derivatives	Total Agency RMBS
(dollars in thousands)	Fixed Rate	Hybrid ARMs
High LTV (predominantly MHA)	$3,335,593	$—	$—	$3,335,593	27%
$85K Max Pools	2,636,413	—	—	2,636,413	22%
Home equity conversion mortgages	1,892,080	—	—	1,892,080	15%
Other low loan balances	1,834,760	—	—	1,834,760	15%
Low FICO	793,881	—	—	793,881	7%
Seasoned (2005 and prior vintages)	324,415	126,221	214,778	665,414	5%
Pre-pay lock-out or penalty-based	532,731	12,623	—	545,354	5%
2006 and subsequent vintages	213,533	42,813	—	256,346	2%
2006 and subsequent vintages - discount	187,492	—	94,962	282,454	2%
Total	$11,750,898	$181,657	$309,740	$12,242,295	100%

	As of December 31, 2012
	Agency RMBS AFS		Agency Derivatives	Total Agency RMBS
(dollars in thousands)	Fixed Rate	Hybrid ARMs
High LTV (predominantly MHA)	$2,904,683	$—	$—	$2,904,683	27%
$85K Max Pools	2,262,443	—	—	2,262,443	20%
Home equity conversion mortgages	1,906,957	—	—	1,906,957	17%
Other low loan balances	1,720,319	—	—	1,720,319	16%
Low FICO	781,855	—	—	781,855	7%
Seasoned (2005 and prior vintages)	345,412	129,940	207,869	683,221	5%
Pre-pay lock-out or penalty-based	541,495	13,502	—	554,997	4%
2006 and subsequent vintages	200,390	44,987	—	245,377	2%
2006 and subsequent vintages - discount	160,120	—	93,395	253,515	2%
Total	$10,823,674	$188,429	$301,264	$11,313,367	100%

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
The following tables provide discount information on our non-Agency RMBS portfolio:

	As of March 31, 2013
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$3,878,268	$781,252	$62,540	$4,722,060
Unamortized discount
Designated credit reserve	(1,259,274)	(117,419)	—	(1,376,693)
Unamortized net discount	(703,976)	(210,115)	(59,149)	(973,240)
Amortized Cost	$1,915,018	$453,718	$3,391	$2,372,127

	As of December 31, 2012
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$3,685,422	$753,084	$65,493	$4,503,999
Unamortized discount
Designated credit reserve	(1,179,811)	(111,135)	—	(1,290,946)
Unamortized net discount	(718,101)	(216,459)	(61,930)	(996,490)
Amortized Cost	$1,787,510	$425,490	$3,563	$2,216,563

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
We had entered into repurchase agreements with 24 counterparties as of March 31, 2013, 20 of which had outstanding balances at March 31, 2013. As of March 31, 2013, we had a total consolidated debt to equity ratio of 3.4 times. As of March 31, 2013, we had $1.1 billion in cash and cash equivalents, approximately $303.8 million of unpledged Agency securities and derivatives and $766.9 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity on our unpledged RMBS of approximately $759.8 million. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more levered organization.

Summary of Results of Operations and Financial Condition
Our reported GAAP net income attributable to common stockholders was $143.7 million ($0.47 per diluted weighted share) for the three months ended March 31, 2013 as compared to $51.8 million ($0.28 per diluted weighted share) for the three months ended March 31, 2012.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of securities do not impact our GAAP or taxable income but are recognized on our balance sheet as a change in stockholder's equity under “accumulated other comprehensive income (loss).” As a result of this fair value accounting through stockholder's equity, we expect our net income to have less significant fluctuations and result in less GAAP to taxable income timing differences, than if the portfolio were accounted as trading instruments. For the three months ended March 31, 2013 and 2012, net unrealized gains on available-for-sale securities recognized as other comprehensive income were $104.3 million and $143.9 million, respectively, which resulted in comprehensive income of $248.0 million for the three months ended March 31, 2013 as compared to $195.7 million for the three months ended March 31, 2012.
On March 18, 2013, we declared a cash dividend of $0.32 per diluted share as well as a special dividend of Silver Bay common stock, which amounted to 0.049 shares of Silver Bay common stock for each share of Two Harbors common stock owned by stockholders as of April 2, 2013. Our GAAP book value per diluted common share was $11.19 at March 31, 2013, a decrease from $11.54 book value per diluted common share at December 31, 2012.

The following tables present the components of our comprehensive income for the three months ended March 31, 2013 and 2012:

(in thousands, except share data)	Three Months Ended
Income Statement Data:	March 31,
	2013	2012
Interest income:	(unaudited)
Available-for-sale securities	$130,292	$84,214
Trading securities	1,264	1,050
Mortgage loans held-for-sale	1,318	69
Mortgage loans held-for-investment in securitization trust	1,654	—
Cash and cash equivalents	307	168
Total interest income	134,835	85,501
Interest expense:
Repurchase agreements	23,018	11,467
Collateralized borrowings in securitization trust	818	—
Total interest expense	23,836	11,467
Net interest income	110,999	74,034
Other-than-temporary impairment losses	(236)	(4,275)
Other income:
Gain on investment securities	26,968	9,931
Gain (loss) on interest rate swap and swaption agreements	18,972	(16,193)
Loss on other derivative instruments	(16,662)	(8,903)
Gain (loss) on mortgage loans held-for-sale	14,323	(32)
Gain on mortgage loans held-for-investment and collateralized borrowings in securitization trust	6,289	—
Total other income (loss)	49,890	(15,197)
Expenses:
Management fees	4,761	6,743
Securitization deal costs	2,028	—
Other operating expenses	6,561	3,550
Total expenses	13,350	10,293
Income from continuing operations before income taxes	147,303	44,269
Provision for (benefit from) income taxes	4,964	(7,577)
Net income from continuing operations	142,339	51,846
Income (loss) from discontinued operations	1,377	(46)
Net income attributable to common stockholders	$143,716	$51,800
Basic earnings per weighted average common share:
Continuing operations	$0.47	$0.28
Discontinued operations	—	—
Net income	$0.47	$0.28
Diluted earnings per weighted average common share:
Continuing operations	$0.47	$0.28
Discontinued operations	—	—
Net income	$0.47	$0.28
Dividends declared per common share	$0.32	$0.40
Weighted average number of shares of common stock:
Basic	305,284,922	186,855,589
Diluted	306,963,711	186,855,589

(in thousands)	Three Months Ended
Income Statement Data:	March 31,
	2013	2012
	(unaudited)
Comprehensive income:
Net income	$143,716	$51,800
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	104,252	143,910
Other comprehensive income	104,252	143,910
Comprehensive income	$247,968	$195,710

(in thousands)	March 31, 2013	December 31, 2012
Balance Sheet Data:
	(unaudited)

Available-for-sale securities	$14,963,531	$13,666,954
Total assets	$19,002,891	$16,813,944
Repurchase agreements	$13,444,565	$12,624,510
Total stockholders' equity	$4,065,079	$3,450,577

Results of Operations
The following analysis focuses on the results generated during the three months ended March 31, 2013 and 2012.
Interest Income and Average Portfolio Yield
For the three months ended March 31, 2013 and 2012, we recognized $130.3 million and $84.2 million, respectively, of interest income from our Agency and non-Agency RMBS AFS portfolio. Our RMBS AFS portfolio's average amortized cost of securities was approximately $13.3 billion and $7.2 billion for the three months ended March 31, 2013, resulting in an annualized net yield of approximately 3.9% and 4.7%, respectively.
For the three months ended March 31, 2013 and 2012, we recognized $38.1 million and $23.0 million, respectively, of net premium amortization on our Agency RMBS AFS, including our interest-only securities. This resulted in an overall net asset yield of approximately 2.9% and 3.1%, respectively, excluding inverse interest-only securities which are accounted for as derivatives. For the three months ended March 31, 2013 and 2012, we recognized $35.3 million and $28.9 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 9.2% and 9.7%, respectively. The decrease in gross and net yields across comparative periods is due primarily to the deployment of new capital in both Agency and non-Agency RMBS AFS with lower loss adjusted yields.
The following table presents the components of the net yield earned by investment type on our RMBS AFS portfolio as a percentage of our average amortized cost of securities (ratios for the periods have been annualized):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Agency	Non-Agency	Consolidated	Agency	Non-Agency	Consolidated
Gross Yield/Stated Coupon	4.2%	2.8%	4.0%	4.8%	2.9%	4.3%
Net (Premium Amortization)/Discount Accretion	(1.3)%	6.4%	(0.1)%	(1.7)%	6.8%	0.4%
Net Yield (1)	2.9%	9.2%	3.9%	3.1%	9.7%	4.7%
____________________

(1)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following table provides the components of interest income and net asset yield by investment type on our RMBS AFS portfolio:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average amortized cost	$11,072,492	$2,228,024	$13,300,516	$5,514,238	$1,685,934	$7,200,172
Coupon interest	117,360	15,734	133,094	66,179	12,110	78,289
Net (premium amortization)/discount accretion	(38,092)	35,290	(2,802)	(22,972)	28,897	5,925
Interest income	$79,268	$51,024	$130,292	$43,207	$41,007	$84,214
Net asset yield	2.9%	9.2%	3.9%	3.1%	9.7%	4.7%

For the three months ended March 31, 2013 and 2012, we recognized $1.3 million and $1.0 million of interest income, respectively, associated with our trading U.S. Treasuries, or approximately 0.5% and 0.4% annualized net yield on average amortized cost. Additionally, for the three months ended March 31, 2013 and 2012, we recognized $1.3 million and $0.1 million of interest income, respectively, associated with our mortgage loans held-for-sale, or approximately 5.7% and 4.8% annualized net yield on average carrying value. For the three months ended March 31, 2013, we also recognized $1.7 million of interest income associated with our mortgage loans held-for-investment in securitization trust, or approximately 4.1% annualized net yield on average carrying value.
Interest Expense and the Cost of Funds
For the three months ended March 31, 2013 and 2012, we recognized $21.6 million and $10.6 million, respectively, in interest expense on our borrowed funds collateralized by RMBS AFS. For the same three month periods, our average outstanding balance under repurchase agreements to fund RMBS AFS was approximately $12.0 billion and $6.2 billion, respectively, an increase from first quarter 2012 due to our increased capital base. The average cost of funds, excluding interest spread expense associated with interest rate swaps, for the three months ended March 31, 2013 and 2012, was 0.7% for both periods.
For the three months ended March 31, 2013 and 2012, we recognized $1.1 million and $0.8 million, respectively, of interest expense associated with the financing of our U.S. Treasuries and Agency inverse interest-only derivatives, or an average cost of funds of approximately 0.4% and 0.3%. Additionally, for the three months ended March 31, 2013 and 2012, we recognized $0.2 million and $42,406, respectively, of interest expense associated with the financing of our mortgage loans held-for-sale, or an average cost of funds of approximately 2.4% and 3.2%. For the three months ended March 31, 2013, we also recognized $0.8 million of interest expense associated with the financing of our mortgage loans held-for-investment in securitization trust, or an average cost of funds of approximately 2.2%. The additional funds borrowed during the three months ended March 31, 2013, resulted in a total consolidated debt-to-equity ratio of 3.4:1.0.
Net Interest Income
For the three months ended March 31, 2013 and 2012, net interest income on our RMBS AFS portfolio was $108.6 million and $73.6 million, respectively, resulting in a net interest spread of approximately 3.2% and 4.0%, respectively. The decrease in net interest spread across comparative periods is due primarily to the deployment of new capital in both Agency and non-Agency RMBS AFS with lower loss adjusted yields and tighter spreads.

The following table provides the interest income and expense incurred in the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(dollars in thousands)	Agency(1)	Non-Agency	Total	Agency(1)	Non-Agency	Total
Average available-for-sale securities held (2)	$11,072,492	$2,228,024	$13,300,516	$5,514,238	$1,685,934	$7,200,172
Total interest income	$79,268	$51,024	$130,292	$43,207	$41,007	$84,214
Yield on average investment securities	2.9%	9.2%	3.9%	3.1%	9.7%	4.7%
Average balance of repurchase agreements	$10,728,233	$1,294,596	$12,022,829	$5,363,466	$883,183	$6,246,649
Total interest expense (3) (4)	$13,830	$7,815	$21,645	$5,544	$5,105	$10,649
Average cost of funds (4)	0.5%	2.4%	0.7%	0.4%	2.3%	0.7%
Net interest income	$65,438	$43,209	$108,647	$37,663	$35,902	$73,565
Net interest rate spread	2.4%	6.8%	3.2%	2.7%	7.4%	4.0%
____________________

(1)
Excludes inverse interest-only securities which are classified as derivatives under U.S. GAAP. For the three months ended March 31, 2013 and 2012, our average annualized yield on our Agency RMBS, including inverse interest-only securities, was 2.9% and 3.5%, respectively.

(2)	Excludes change in realized and unrealized gains/(losses).

(3)	Cost of funds by investment type is based on the underlying investment type of the RMBS AFS assigned as collateral.

(4)
Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with GAAP, those costs are included in loss on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive income. For the three months ended March 31, 2013 and 2012, our average cost of funds, including interest spread expense associated with interest rate swaps and including inverse interest-only securities (see footnote 1 above), was 1.1% and 1.0%, respectively.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three months ended March 31, 2013 and 2012, we recognized $0.2 million and $4.3 million of OTTI losses, respectively. The decrease in OTTI during the three months ended March 31, 2013, compared to the same period in 2012, was generally driven by recovery in the non-Agency market from March 31, 2012 to March 31, 2013. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 5 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements.
Gain on Investment Securities
During the three months ended March 31, 2013 and 2012, we sold AFS securities for $796.6 million and $170.1 million with an amortized cost of $777.7 million and $159.0 million, for a net realized gain of $18.9 million and $11.1 million, respectively. We did not sell any U.S. Treasuries during the three months ended March 31, 2013 and 2012. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that our management believes have higher risk-adjusted returns.
For the three months ended March 31, 2013 and 2012, trading securities experienced unrealized gains of $17,133 and unrealized losses of $1.2 million, respectively. Also included in gain on investment securities for the three months ended March 31, 2013, are unrealized gains of $7.8 million experienced on Silver Bay common stock, as well as $0.2 million in dividend income from Silver Bay's $0.01 per share dividend declared on March 21, 2013.
On March 18, 2013, the Company declared a special dividend pursuant to which the 17,824,647 shares of Silver Bay common stock would be distributed, on a pro rata basis, to Two Harbors stockholders of record at the close of business on April 2, 2013. As a result, the unrealized gain of $7.8 million included in gain on investment securities on the condensed consolidated statement of comprehensive income for the three months ended March 31, 2013, represents the change in unrealized gain for the period from December 31, 2012, to declaration date, March 18, 2013. The remaining change in unrealized gain for the period from March 18, 2013 to March 31, 2013, was recognized as an adjustment to the dividend payable at March 31, 2013.
Gain (Loss) on Interest Rate Swap and Swaption Agreements
For the three months ended March 31, 2013 and 2012, we recognized $14.0 million and $4.7 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from generally paying a fixed interest rate on an average $14.9 billion and $6.4 billion notional, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest.

During the three months ended March 31, 2013 and 2012, we terminated, had agreements mature or had options expire on 69 and 11 interest rate swap and swaption positions of $8.2 billion notional and $925.0 million notional, respectively. Upon settlement of the early terminations and option expirations, we paid $17.2 million and $0.5 million in full settlement of our net interest spread liability and recognized $58.7 million and $11.3 million in realized losses on the swaps and swaptions, respectively, including early termination penalties. We elected to terminate certain swaps to reduce our cost of financing and align with our investment portfolio.
Also included in our financial results for the three months ended March 31, 2013 and 2012, was the recognition of a change in unrealized valuation gains of $91.7 million and losses of $0.2 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. The realization of losses on interest rates swaps unwound and subsequent resetting of interest rate swaps at more favorable rates during the three months ended March 31, 2013, resulted in favorable market value movement over the three-month period. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains are generally offset by unrealized losses in our Agency RMBS AFS portfolio, which are recorded directly to stockholders' equity through other comprehensive income.
The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

(in thousands)	Three Months Ended March 31,
	2013	2012
Net interest spread	$(14,016)	$(4,716)
Early termination and option expiration losses	(58,692)	(11,265)
Change in unrealized gain (loss) on interest rate swap and swaption agreements, at fair value	91,680	(212)
Gain (loss) on interest rate swap and swaption agreements	$18,972	$(16,193)

Loss on Other Derivative Instruments
Included in our financial results for the three months ended March 31, 2013 and 2012, was the recognition of $16.7 million and $8.9 million of losses, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs and inverse interest-only securities. Included within the results for the three months ended March 31, 2013 and 2012, we recognized $4.4 million and $6.7 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $283.6 million and $185.8 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. As these derivative instruments are considered trading instruments, our financial results include both realized and unrealized gains (losses) associated with these instruments.
Gain (Loss) on Mortgage Loans Held-for-Sale
For the three months ended March 31, 2013 and 2012, we recorded a gain on mortgage loans held-for-sale of $14.3 million and a loss on mortgage loans held-for-sale of $31,799, respectively. Included within the results for the three months ended March 31, 2013 and 2012, we recognized $14.0 million of gains and $44,483 of losses on mortgage loans held-for-sale and $0.3 million and $12,684 of gains on commitments to purchase and/or sell mortgage loans held-for-sale, respectively.
Gain on Mortgage Loans Held-for-Investment and Collateralized Borrowings in Securitization Trust
For the three months ended March 31, 2013, we recorded a gain on mortgage loans held-for-investment and collateralized borrowings in securitization trust of $6.3 million, which includes $8.0 million in unrealized losses on mortgage loans held-for-investment in securitization trust and $14.3 million in unrealized gains on collateralized borrowings in securitization trust.
Management Fees
We incurred management fees of $9.1 million and $6.7 million, respectively, for the three months ended March 31, 2013 and 2012, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders' equity with certain adjustments outlined in the management agreement. However, these fees were reduced by $4.3 million on the condensed consolidated statement of comprehensive income for the three months ended March 31, 2013, in accordance with the contribution transaction entered into with Silver Bay. See further discussion of this adjustment in Note 21 - Related Party Transactions of the notes to the condensed consolidated financial statements.

Securitization Deal Costs
For the three months ended March 31, 2013, we recognized $2.0 million in upfront costs related to the subordinated debt and excess servicing rights acquired from a securitization trust issued by a third party, which was paid upon settlement of the acquisition. These costs are included when evaluating the economics of a securitization; however, the election of the fair value option for the assets and liabilities held in the securitization trust requires the expense to be recognized upfront on the condensed consolidated statement of comprehensive income.
Other Operating Expenses
For the three months ended March 31, 2013 and 2012, we recognized $6.6 million and $3.6 million, respectively, of other operating expenses, which represents an annualized expense ratio of 0.7% and 0.8% of average equity. The favorable decrease of our operating expense ratio resulted primarily from the additional capital raised upon completion of our public common stock offering. See Note 17 - Stockholders' Equity of the notes to the condensed consolidated financial statements.
Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three months ended March 31, 2013 and 2012, these direct and allocated costs totaled approximately $1.9 million and $4.4 million, respectively. Included in these reimbursed costs was compensation paid to our executive officers, including our principal financial officer and general counsel of $0.1 million for both three-month periods ended March 31, 2013 and 2012. The allocation of compensation paid to our principal financial officer and general counsel is based on time spent overseeing our company's activities in accordance with the management agreement.
In April 2012, we established an accounts payable function and direct relationships with the majority of our third party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services and proprietary technology, but most of our expenses with third party vendors are paid directly by us.
Income Taxes
For the three months ended March 31, 2013 and 2012, we recognized a provision for income taxes of $5.0 million and a benefit from income taxes of $7.6 million, respectively. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.

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
The tables below summarize certain characteristics of our Agency RMBS AFS securities at March 31, 2013:

	March 31, 2013
(dollars in thousands, except purchase price)	Principal/Current Face	Net (Discount)/ Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$10,642,141	$767,080	$11,409,221	$210,220	$(73,707)	$11,545,734	4.05%	$107.85
Hybrid/ARM	168,301	8,746	177,047	4,682	(72)	181,657	3.82%	$106.39
Total P&I Securities	10,810,442	775,826	11,586,268	214,902	(73,779)	11,727,391	4.05%	$107.83
Interest-only securities
Fixed	698,202	(627,057)	71,145	2,688	(5,451)	68,382	4.37%	$13.81
Fixed Other (1)	1,669,219	(1,535,938)	133,281	7,087	(3,586)	136,782	1.68%	$9.20
Total	$13,177,863	$(1,387,169)	$11,790,694	$224,677	$(82,816)	$11,932,555
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

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of March 31, 2013, on an annualized basis, was 6.4%.
The following table summarizes the number of months until the next re-set for our floating or adjustable rate Agency RMBS AFS mortgage portfolio at March 31, 2013:

(in thousands)	Carrying Value
0-12 months	$172,267
13-36 months	4,012
37-60 months	5,378
Greater than 60 months	—
Total	$181,657

Non-Agency RMBS
Our non-Agency RMBS portfolio is comprised of senior and mezzanine tranches of mortgage-backed securities. The following tables provide investment information on our non-Agency RMBS as of March 31, 2013:

	As of March 31, 2013
(in thousands)	Principal/current face	Accretable purchase discount	Credit reserve purchase discount	Amortized cost	Unrealized gain	Unrealized loss	Carrying value
Principal and interest securities:
Senior	$3,878,268	$(703,976)	$(1,259,274)	$1,915,018	$538,792	$(2,997)	$2,450,813
Mezzanine	781,252	(210,115)	(117,419)	453,718	125,143	(2,656)	576,205
Total P&I Securities	4,659,520	(914,091)	(1,376,693)	2,368,736	663,935	(5,653)	3,027,018
Interest-only securities	62,540	(59,149)	—	3,391	567	—	3,958
Total	$4,722,060	$(973,240)	$(1,376,693)	$2,372,127	$664,502	$(5,653)	$3,030,976

The majority of our non-Agency RMBS were rated at March 31, 2013. Note that credit ratings are based on the par value of the non-Agency RMBS, whereas the distressed non-Agency RMBS assets in our portfolio were acquired at a heavily discounted price. The following table summarizes the credit ratings of our non-Agency RMBS portfolio as of March 31, 2013:

March 31, 2013
AAA	—%
AA	—%
A	—%
BBB	0.8%
BB	2.3%
B	9.5%
Below B	82.8%
Not rated	4.6%
Total	100.0%

Our non-Agency RMBS portfolio has increased approximately 1.5 times since March 31, 2012. However, our allocation of non-Agency RMBS to subprime securities has increased only slightly from 83.6% at March 31, 2012 to 86.8% at March 31, 2013. As a result, our designated credit reserve as a percentage of total discount and total face value has remained relatively constant (as disclosed in Note 3 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements). When focused on principal and interest securities, from March 31, 2012 to March 31, 2013, our designated credit reserve as a percentage of total discount increased minimally from 59.7% to 60.1% and our designated credit reserve as a percentage of total face value decreased slightly from 30.8% to 29.2%. As our allocation of non-Agency RMBS to subprime securities has remained relatively stable over the period from March 31, 2012 to March 31, 2013, we believe these comparable portfolio metrics are reflective of our consistent investment profile, regardless of portfolio growth.
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
The following tables present certain information detailed by investment type and their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at March 31, 2013:

	At March 31, 2013
Non-Agency Principal and Interest (P&I) RMBS Characteristics	Senior Bonds	Mezzanine Bonds	Total P&I Bonds
Carrying Value (in thousands)	$2,450,813	$576,205	$3,027,018
% of Non-Agency Portfolio	81.0%	19.0%	100.0%
Average Purchase Price (1)	$51.05	$57.35	$52.25
Average Coupon	1.8%	1.3%	1.7%
Average Fixed Coupon	5.5%	5.7%	5.4%
Average Floating Coupon	1.1%	1.1%	1.1%
Average Hybrid Coupon	4.4%	2.6%	4.4%
Collateral Attributes
Avg Loan Age (months)	78	98	82
Avg Loan Size (in thousands)	$249	$182	$236
Avg Original Loan-to-Value	77.1%	76.2%	77.0%
Avg Original FICO (2)	632	634	632
Current Performance
60+ day delinquencies	36.8%	31.3%	35.7%
Average Credit Enhancement (3)	13.2%	30.0%	16.4%
3-Month CPR (4)	2.4%	3.4%	2.6%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total non-Agency RMBS, excluding our non-Agency interest-only portfolio, would be $47.23, $55.18, and $48.56, respectively, at March 31, 2013.

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

Non-Agency RMBS Characteristics	March 31, 2013
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Prime	$53,303	2.2%	$5,655	1.0%	$58,958	1.9%
Alt-A	98,135	4.0%	25,239	4.4%	123,374	4.1%
POA	208,976	8.5%	9,764	1.7%	218,740	7.2%
Subprime	2,090,399	85.3%	535,547	92.9%	2,625,946	86.8%
	$2,450,813	100.0%	$576,205	100.0%	$3,027,018	100.0%

Non-Agency RMBS Characteristics	March 31, 2013
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Coupon Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$397,283	16.2%	$20,229	3.5%	$417,512	13.8%
Hybrid or Floating	2,053,530	83.8%	555,976	96.5%	2,609,506	86.2%
	$2,450,813	100.0%	$576,205	100.0%	$3,027,018	100.0%

Non-Agency RMBS Characteristics	March 31, 2013
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Origination Year	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
2006+	$1,907,545	77.8%	$40,619	7.1%	$1,948,164	64.4%
2002-2005	539,534	22.0%	528,622	91.7%	1,068,156	35.3%
Pre-2002	3,734	0.2%	6,964	1.2%	10,698	0.3%
	$2,450,813	100.0%	$576,205	100.0%	$3,027,018	100.0%

Trading Securities, at Fair Value
We hold U.S. Treasuries in a taxable REIT subsidiary and classify these securities as trading instruments due to short-term investment objectives. As of March 31, 2013, we held U.S. Treasuries with an amortized cost of $1.0 billion and a fair value of $1.0 billion classified as trading securities. The unrealized gains included within trading securities were $5.1 million as of March 31, 2013.
Equity Securities, at Fair Value
Equity securities consists of shares of Silver Bay common stock carried at fair value as a result of a fair value option election. In exchange for the contribution of our equity interests in the wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay on December 19, 2012, we received 17,824,647 shares of common stock of Silver Bay at the initial public offering price of $18.50. As of March 31, 2013, the equity securities had an initial carrying value of $329.8 million and a fair value of $369.0 million. The unrealized gains included within equity securities were $39.2 million as of March 31, 2013.
Mortgage Loans Held-for-Sale, at Fair Value
In late 2011, we began acquiring prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions with whom we have chosen to build strategic relationships, including those with a nationwide presence. As of March 31, 2013, we held prime nonconforming residential mortgage loans with a carrying value of $69.2 million and have outstanding purchase commitments to acquire an additional $8.7 million. Our intention in the future is to securitize these loans and/or exit through a whole loan sale.
In early 2013, we began acquiring credit sensitive loans, or CSLs, which are loans that are currently performing, but where the borrower has previously experienced payment delinquencies and is more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default than on newly originated mortgage loans. As of March 31, 2013, we had acquired credit sensitive residential mortgage loans with a carrying value of $123.2 million. Our intention in the future is to either securitize these loans or hold them in an alternative financing structure.
The following table presents our mortgage loans held-for-sale portfolio by loan type as of March 31, 2013:

	March 31, 2013
(in thousands)	Unpaid Principal Balance	Fair Value - Purchase Price	Fair Value - Unrealized	Carrying Value
Prime nonconforming residential mortgage loans	$66,976	$2,004	$202	$69,182
Credit sensitive residential mortgage loans	161,864	(52,552)	13,923	123,235
Mortgage loans held-for-sale	$228,840	$(50,548)	$14,125	$192,417

Mortgage Loans Held-for-Investment in Securitization Trust, at Fair Value
During the three months ended March 31, 2013, we purchased subordinated debt and excess servicing rights from a securitization trust issued by a third party. The underlying residential mortgage loans held at the trust, which are consolidated on the Company's condensed consolidated balance sheet, are classified as mortgage loans held-for-investment in securitization trust and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the Condensed Consolidated Financial Statements for additional information regarding consolidation of the securitization trust. As of March 31, 2013 the mortgage loans held-for-investment in securitization trust had a carrying value of $434.1 million.
Repurchase Agreements
Our borrowings consist primarily of repurchase agreements collateralized by our pledge of AFS and trading securities, derivative instruments, mortgage loans and certain cash balances. Substantially all of our Agency RMBS AFS are currently pledged as collateral, and the majority of our non-Agency RMBS have been pledged. As of March 31, 2013, our debt-to-equity ratio was 3.4:1.0, including the debt collateralized by our U.S. Treasuries, residential mortgage loans and Agency derivatives. Our debt-to-equity ratio for RMBS, mortgage loans held-for-sale and Agency derivatives only was 3.1:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
As of March 31, 2013, the term to maturity of our borrowings ranged from two days to over 39 months. The weighted average original term to maturity of our borrowings collateralized by RMBS and mortgage loans was 82 days at March 31, 2013. At March 31, 2013, the weighted average cost of funds for all our repurchase agreements was 0.66%.

(dollars in thousands)	March 31, 2013			December 31, 2012
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
U.S. Treasuries	$1,005,000	0.23%	0.3%	$997,500	0.30%	0.5%
Agency RMBS AFS	10,897,155	0.49%	5.4%	10,171,385	0.54%	5.6%
Non-Agency RMBS	1,289,846	2.35%	34.6%	1,177,675	2.50%	35.5%
Agency derivatives	229,488	1.10%	26.8%	228,241	1.16%	26.5%
Mortgage loans held-for-sale	23,076	2.45%	13.0%	49,709	2.46%	10.8%
Total	$13,444,565	0.66%	8.2%	$12,624,510	0.72%	8.4%

The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of repurchase agreements for the three months ended March 31, 2013, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average Repurchase Balances (1)	End of Period Balance Repurchase Agreements (1)	Maximum Balance of Any Month-End for Repurchase Agreements (1)	Repurchase Agreements to Equity Ratio
For the Three Months Ended March 31, 2013	$12,287,326	$12,439,565	$12,460,525	3.1	:1.0	(2)
For the Three Months Ended December 31, 2012	$12,725,330	$11,627,010	$13,073,597	3.4	:1.0	(3)
For the Three Months Ended September 30, 2012	$11,271,401	$13,036,827	$13,036,827	3.8	:1.0	(4)
For the Three Months Ended June 30, 2012	$8,526,166	$9,440,941	$9,440,941	4.3	:1.0
For the Three Months Ended March 31, 2012	$6,390,647	$7,692,506	$7,692,506	3.7	:1.0	(5)
____________________

(1)
Includes repurchase agreements collateralized by RMBS AFS, residential mortgage loans held-for-sale and Agency derivatives and excludes repurchase agreements collateralized by U.S. Treasuries and collateralized borrowings in securitization trust.

(2)
On March 22, 2013, we completed a capital raise of approximately $762.9 million in net proceeds. Due to the timing of the capital raise within the quarter, the net proceeds were only partially invested, on a leveraged basis, as of March 31, 2013. With a higher targeted allocation to non-Agency RMBS for additional capital, we targeted a fully deployed debt-to-equity ratio of 4.0:1.0 to 4.5:1.0.

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

(4)
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

Collateralized Borrowings in Securitization Trust, at Fair Value
During the three months ended March 31, 2013, we purchased subordinated debt and excess servicing rights from a securitization trust issued by a third party. The underlying debt held at the trust, which is consolidated on the Company's condensed consolidated balance sheet, is classified as collateralized borrowings in securitization trust and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the Condensed Consolidated Financial Statements for additional information regarding consolidation of the securitization trust. As of March 31, 2013, the collateralized borrowings in securitization trust had a carrying value of $397.2 million with a weighted average interest rate of 2.2%. The stated maturity dates for all collateralized borrowings are greater than five years from March 31, 2013.

Equity
As of March 31, 2013, our stockholders' equity was $4.1 billion and our diluted book value per share was $11.19. As of December 31, 2012, our stockholders' equity was $3.5 billion and our diluted book value per share was $11.54.
The following table provides details of our changes in stockholders' equity from December 31, 2012 to March 31, 2013:

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding (Diluted Basis)	Book Value Per Common Share (Diluted Basis)
Stockholders' equity at December 31, 2012 - basic	$3,450.6	298.8	$11.55
GAAP net income:
Core Earnings, net of tax benefit of $0.9 million (1)	89.7
Realized gains and losses, net of tax benefit of $4.3 million	(49.8)
Unrealized mark-to-market losses, net of tax expense of $10.2 million	102.4
Discontinued operations	1.4
Total GAAP net income	143.7
Other comprehensive income	104.3
Dividend declaration	(460.3)
Other	—
Balance before capital transactions	3,238.3	298.8
Net proceeds from issuance of common stock	763.0	57.5
Proceeds from issuance of common stock through warrant exercise	63.8	5.8
Stockholders' equity at March 31, 2013 - basic	4,065.1	362.1	11.23
Warrants outstanding (2)	—	1.0	(0.04)
Stockholders' equity at March 31, 2013 - diluted	$4,065.1	363.1	$11.19
____________________

(1)
Core Earnings is a non-GAAP measure that we define as net income, excluding impairment losses, gains or losses on sales of securities and termination of interest rate swaps, unrealized gains or losses on trading securities, interest rate swaps and swaptions, certain gains or losses on other derivative instruments, certain non-recurring gains and losses related to discontinued operations, and certain non-recurring upfront costs related to securitization transactions. As defined, Core Earnings includes interest income associated with our inverse interest-only securities, or Agency derivatives, and premium income or loss on credit default swaps. Core Earnings is provided for purposes of comparability to other peer issuers.

(2)	Using the treasury stock method, 1.0 million shares would be considered outstanding and dilutive to book value per share at March 31, 2013.

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
As of March 31, 2013, we held $1.1 billion in cash and cash equivalents available to support our operations, $17.5 billion of AFS, trading securities, equity securities, mortgage loans held-for-sale, mortgage loans held-for-investment in securitization trust, and derivative assets held at fair value, and $13.8 billion of outstanding debt in the form of repurchase agreements and collateralized borrowings in securitization trust (excludes $291.5 million in payables to broker counterparties for unsettled security purchases). During the three months ended March 31, 2013, our debt-to-equity ratio decreased from 3.7:1.0 to 3.4:1.0, including monies borrowed to finance our investment in U.S. Treasuries and collateralized borrowings in securitization trust.

The debt-to-equity ratio funding our RMBS AFS, mortgage loans held-for-sale, and Agency derivatives decreased from 3.4:1.0 to 3.1:1.0 as we continued to deploy proceeds from our stock offering and warrant exercises. We believe the debt-to-equity ratio funding our RMBS AFS, mortgage loans held-for-sale and Agency derivatives is the most meaningful debt-to-equity measure as U.S. Treasuries are viewed to be highly liquid in nature and collateralized borrowings on mortgage loans held-for-investment in securitization trust represents term financing with no stated maturity.
As of March 31, 2013, we had approximately $303.8 million of unpledged Agency RMBS AFS and Agency derivatives and $766.9 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity on unpledged RMBS of approximately $759.8 million. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
We have not experienced any restrictions to our funding sources to date and have generally experienced an increase in available financing in the RMBS marketplace, including repurchase agreements with maturities greater than one year. We expect ongoing sources of financing to be primarily repurchase agreements and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. We may deploy, on a debt-to-equity basis, up to ten times leverage on our Agency RMBS assets. We also deploy some leverage on our non-Agency RMBS assets utilizing repurchase agreements as the source of financing.
As of March 31, 2013, we have master repurchase agreements in place with 24 counterparties, the majority of which are U.S. domiciled financial institutions, and we continue to evaluate further counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our counterparties (lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
As of March 31, 2013, a number of our counterparties had been downgraded by ratings agencies, specifically Moody's. As these downgrades were expected, we believe the markets had been well prepared for these decisions. We have not experienced any significant changes to repurchase agreement terms or related financing costs, or made any significant changes to our counterparty exposures as a result of the downgrades.
The following table summarizes our repurchase agreements and counterparty geographical concentration at March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$7,645,120	$807,929	50.9%	$7,550,085	$958,119	57.4%
Europe (2)	3,652,737	667,452	42.1%	3,032,331	593,184	35.6%
Asia (2)	2,146,708	111,129	7.0%	2,042,094	116,245	7.0%
Total	$13,444,565	$1,586,510	100.0%	$12,624,510	$1,667,548	100.0%
____________________

(1)
Represents the net carrying value of the securities or mortgage loans sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. At March 31, 2013 and December 31, 2012, we had $291.5 million and $291.7 million, respectively, in payables due to broker counterparties for unsettled security purchases. The payables are not included in the amounts presented above.

(2)	Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

For the three months ended March 31, 2013, we continued to maintain our repurchase agreement with Wells Fargo Bank. The repurchase agreement serves as a repurchase facility used from time to time to finance certain of our non-Agency securities held in our RMBS portfolio with Wells Fargo. As of March 31, 2013, we had no outstanding borrowings under the Wells Fargo repurchase agreement. As a result, our unused, uncommitted capacity was equal to our maximum borrowing capacity of $150.0 million. The facility is set to mature on July 23, 2013.

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
We also maintained our repurchase agreement with Barclays, which serves as a mortgage loan warehouse facility. This uncommitted facility provides an aggregate maximum borrowing capacity of $100.0 million and is set to mature on May 14, 2013, unless extended pursuant to its terms. As of March 31, 2013, borrowings under the uncommitted facility were $23.1 million and unused capacity was $76.9 million. The facility is collateralized by eligible mortgage loans held-for-sale, which are subject to margin call provisions that provide Barclays with certain rights when there has been a decline in the market value of the purchased mortgage loans.
We are subject to the following financial covenants under the Wells Fargo and Barclays repurchase agreements, as further detailed by the guaranty agreements we entered into in connection with the repurchase agreements. The following represents the most restrictive covenant calculations as of March 31, 2013 across both agreements:

(a)
As of the last business day of each calendar quarter, Total Indebtedness to Net Worth must be less than the specified Threshold Ratio in the Repurchase Agreement. As of March 31, 2013, our debt to net worth, as defined, was 3.3:1.0 while our threshold ratio, as defined, was 6.2:1.0.

(b)
As of the last business day of each calendar quarter, Liquidity must be greater than $55 million and the aggregate amount of Unrestricted Cash or Cash Equivalents must be greater than $35 million. As of March 31, 2013, our liquidity, as defined, was $1.1 billion and our total unrestricted cash and cash equivalents, as defined, was $928.4 million.

(c)	As of the last business day of each calendar quarter, Net Worth must be greater than $1 billion. As of March 31, 2013, our net worth, as defined, was $4.1 billion.
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

(in thousands)	March 31, 2013	December 31, 2012
Available-for-sale securities, at fair value	$13,619,731	$12,810,355
Trading securities, at fair value	1,002,414	1,002,062
Mortgage loans held-for-sale	25,909	52,529
Cash and cash equivalents	15,000	10,000
Restricted cash	129,148	84,307
Due from counterparties	13,351	36,917
Derivative assets, at fair value	291,295	291,054
Total	$15,096,848	$14,287,224

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

The following table provides the maturities of our repurchase agreements as of March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012
Within 30 days	$2,014,206	$3,038,229
30 to 59 days (1)	4,355,947	3,528,393
60 to 89 days	2,501,381	1,731,595
90 to 119 days	2,570,014	849,621
120 to 364 days	798,017	2,279,172
Open maturity (2)	1,005,000	997,500
One year and over (3)	200,000	200,000
Total	$13,444,565	$12,624,510
____________________

(1)	30 to 59 days includes the amounts outstanding under the Barclays 364-day borrowing facility.

(2)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(3)	One year and over includes repurchase agreements with maturity dates ranging from June 26, 2015 to July 27, 2016.

For the three months ended March 31, 2013, our unrestricted cash balance increased to $1.1 billion from $821.1 million at December 31, 2012. The cash movements can be summarized by the following:

•
Cash flows from operating activities.   For the three months ended March 31, 2013, operating activities decreased our cash balances by approximately $20.5 million, primarily driven by our financial results for the quarter and purchases of mortgage loans held-for-sale.

•
Cash flows from investing activities.  For the three months ended March 31, 2013, investing activities reduced our cash balances by approximately $1.6 billion. The reduction was driven by the increase in our RMBS portfolio as we deployed capital from our common stock offerings.

•
Cash flows from financing activities.   For the three months ended March 31, 2013, financing activities increased our cash balance by approximately $1.9 billion, resulting from the net borrowings under repurchase agreements to fund our AFS portfolio as well as net proceeds of $826.8 million received from our common stock offerings and exercise of outstanding warrants.

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

We utilize U.S. Treasuries as well as derivative financial instruments, currently limited to interest rate swaps, swaptions, TBAs, commitments to purchase mortgage loans held-for-sale and, to a certain extent, inverse interest-only securities, as of March 31, 2013, to hedge the interest rate risk associated with our portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We rely on PRCM Advisers' expertise to manage these risks on our behalf. We implement part of our hedging strategy through one of our TRSs, which is subject to U.S. federal, state and, if applicable, local income tax.
Interest Rate Effect on Net Interest Income
Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing and hedging activities. The costs associated with our borrowings are generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase while the yields earned on our existing portfolio of leveraged fixed-rate RMBS and mortgage loans held-for-sale will remain static. Moreover, interest rates may rise at a faster pace than the yields earned on our leveraged adjustable-rate and hybrid RMBS and adjustable-rate mortgage loans held-for-sale. Both of these factors could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time, as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target assets. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.
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
We also acquire adjustable-rate mortgage loans held-for-sale. These assets are typically subject to periodic and lifetime interest rate caps and floors, which may limit the amount by which the loan's interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements are not subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation, while the interest-rate yields on our adjustable-rate mortgage loans held-for-sale could effectively be limited by caps.
Interest Rate Mismatch Risk
We fund the majority of our adjustable-rate and hybrid Agency RMBS and adjustable-rate mortgage loans held-for-sale with borrowings that are based on LIBOR, while the interest rates on these assets may be indexed to other index rates, such as the one-year Constant Maturity Treasury index, or CMT, the Monthly Treasury Average index, or MTA, or the 11th District Cost of Funds Index, or COFI. Accordingly, any increase in LIBOR relative to these indices may result in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earnings on these assets. Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our stockholders. To mitigate interest rate mismatches, we utilize the hedging strategies discussed above.

The following table provides the indices of our variable rate RMBS AFS and mortgage loans held-for-sale as of March 31, 2013 and December 31, 2012, respectively, based on carrying value (dollars in thousands).

	As of March 31, 2013				As of December 31, 2012
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$7,080	$150,752	$157,832	6%	$—	$154,948	$154,948	6%
LIBOR	2,577,388	29,213	2,606,601	92%	2,313,283	28,747	2,342,030	93%
Other (2)	49,172	7,245	56,417	2%	18,334	8,066	26,400	1%
Total	$2,633,640	$187,210	$2,820,850	100%	$2,331,617	$191,761	$2,523,378	100%
____________________

(1)	"Hybrid" amounts reflect those assets with greater than 12 months to reset.

(2)	"Other" includes COFI, MTA and other indices.

Our analysis of risks is based on PRCM Advisers' and its affiliates' experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM Advisers may produce results that differ significantly from the estimates and assumptions used in our models.
We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at March 31, 2013.
All changes in value are measured as the change from the March 31, 2013 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities	$402,345	$250,697	$(279,901)	$(581,573)
As a % of March 31, 2013 equity	9.9%	6.2%	(6.9)%	(14.3)%
Trading securities	$4,877	$4,878	$(9,663)	$(19,326)
As a % of March 31, 2013 equity	0.1%	0.1%	(0.2)%	(0.5)%
Mortgage loans held-for-sale	$670	$335	$(1,339)	$(2,679)
As a % of March 31, 2013 equity	—%	—%	—%	(0.1)%
Mortgage loans held-for-investment in securitization trust	$6,322	$2,107	$(8,430)	$(25,289)
As a % of March 31, 2013 equity	0.1%	0.1%	(0.2)%	(0.6)%
Derivatives, net	$(416,789)	$(268,011)	$291,641	$574,514
As a % of March 31, 2013 equity	(10.2)%	(6.6)%	7.2%	14.1%
Repurchase Agreements	$(7,753)	$(7,438)	$11,792	$23,584
As a % of March 31, 2013 equity	(0.2)%	(0.2)%	0.3%	0.6%
Collateralized borrowings in securitization trust	$(17,538)	$(7,715)	$14,038	$36,505
As a % of March 31, 2013 equity	(0.4)%	(0.2)%	0.3%	0.9%
Total Net Assets	$(27,866)	$(25,147)	$18,138	$5,736
As a % of March 31, 2013 total assets	(0.1)%	(0.1)%	0.1%	—%
As a % of March 31, 2013 equity	(0.7)%	(0.6)%	0.5%	0.1%
	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(18,303)	$(18,329)	$29,681	$59,363
% change in net interest income	(4.1)%	(4.1)%	6.6%	13.3%

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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2013. The analysis utilizes assumptions and estimates based on management's judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
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
Given the low interest rates at March 31, 2013, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
Our mortgage loans held-for-sale and held-for-investment are reflected at their estimated fair value. The estimated fair value fluctuates primarily due to changes in interest rates, market valuation of credit risks and other factors. Generally in a rising rate environment, we would expect the fair value of these loans to decrease; conversely, in a decreasing rate environment, we would expect the fair value of these loans to increase. However, the fair value of the credit sensitive loans included in mortgage loans held-for-sale is generally not sensitive to interest rate changes.
Real estate risk.  RMBS and residential property values are subject to volatility and may be affected adversely by a number of factors, including national, regional and local economic conditions; local real estate conditions (such as an oversupply of housing); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Decreases in property values reduce the value of the collateral for mortgage loans and the potential proceeds available to borrowers to repay the loans, which could cause us to suffer losses on our non-Agency RMBS investments and mortgage loans.
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
Credit Risk
We believe that our investment strategy will generally keep our risk of credit losses low to moderate. However, we retain the risk of potential credit losses on all of the loans underlying our non-Agency RMBS. With respect to our non-Agency RMBS that are senior in the credit structure, credit support contained in RMBS deal structures provide a level of protection from losses. We seek to manage the remaining credit risk through our pre-acquisition due diligence process, and by factoring assumed credit losses into the purchase prices we pay for non-Agency RMBS. In addition, with respect to any particular target asset, we evaluate relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral. At times, we enter into credit default swaps or other derivative instruments in an attempt to manage our credit risk. Nevertheless, unanticipated credit losses could adversely affect our operating results. We are also exposed to credit risk on the mortgage loans in our portfolio. We seek to manage credit risk through our pre-acquisition due diligence, and by factoring assumed credit losses into the purchase price we pay for our mortgage loans.

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
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors set forth under the heading "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2012, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” in this Quarterly Report on Form 10-Q.
Risk Related to Our Business and Operations
The expansion of our business into investments in mortgage servicing rights may expose us to additional risks.
Our recent acquisition of a company that has seller-servicer approvals from Fannie Mae, Freddie Mac and Ginnie Mae and our plan to make investments in mortgage servicing rights may subject us to risks related to its assets and operations, including the following:

•
We have limited experience acquiring mortgage servicing rights and operating a seller-servicer and while ownership of mortgage servicing rights and operation of a seller-servicer includes many of the same risks as our other target assets, including risks related to prepayments, borrower credit, defaults, interest rates, hedging, and regulatory changes, there can be no assurance that we will be able to successfully operate the seller-servicer subsidiary and integrate it into our business operations;

•
The status of our subsidiary as a Fannie Mae, Freddie Mac and Ginnie Mae approved seller-servicer is subject to compliance with each of their respective selling and servicing guidelines and other conditions they may impose and failure to meet such guidelines and conditions could result in the unilateral termination of our subsidiary's status as an approved seller-servicer;

•
We will be dependent on mortgage servicers to perform the actual day-to-day servicing obligations on the mortgage loans underlying the mortgage servicing rights. The value of our mortgage servicing rights could be materially and adversely affected if the servicer is unable to adequately service the underlying mortgage loans in accordance with generally accepted servicing practices;

•
The mortgage servicing business is heavily regulated, including regulation by the Consumer Financial Protection Bureau. Our failure or alleged failure, or the failure or alleged failure of the mortgage servicers with whom we contract, to follow applicable regulations could subject us to substantial costs related to responding to regulatory inquiries and investigations, court proceedings and litigation settlements;

•	Changes in minimum servicing amounts for GSE loans could occur at any time and could negatively impact the value of the income derived from mortgage servicing rights; and

•
Investments in mortgage servicing rights are highly illiquid and subject to numerous restrictions on transfer and, as a result, there is risk that we would be unable to locate a willing buyer or get approval to sell mortgage servicing rights in the future should we desire to do so.

If we are not able to successfully manage these and other risks related to investing and managing mortgage servicing rights, it may adversely affect our business, results of operations and financial condition.

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

TWO HARBORS INVESTMENT CORP.
Dated:	May 8, 2013	By:	/s/ Thomas Siering
Thomas Siering Chief Executive Officer, President and Director (principal executive officer)
Dated:	May 8, 2013	By:	/s/ Brad Farrell
Brad Farrell Chief Financial Officer and Treasurer (principal accounting and financial officer)

Exhibit Number	Exhibit Index
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

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 19, 2009).
10.12	Amendment to Management Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 19, 2012).

Exhibit Number	Exhibit Index
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101
Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the quarter ended March 31, 2013, filed on May 8, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders' Equity, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)

____________________

*	Management contract or compensatory agreement.