Form 10-Q
period 2013-06-30
Two Harbors Investment Corp.
filed 2013-08-07
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2013

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
As of August 7, 2013 there were 365,742,864 shares of outstanding common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2013	December 31, 2012
ASSETS	(unaudited)
Available-for-sale securities, at fair value	$14,892,315	$13,666,954
Trading securities, at fair value	1,001,172	1,002,062
Equity securities, at fair value	—	335,638
Mortgage loans held-for-sale, at fair value	958,201	58,607
Mortgage loans held-for-investment in securitization trust, at fair value	401,347	—
Cash and cash equivalents	917,224	821,108
Restricted cash	685,965	302,322
Accrued interest receivable	54,080	42,613
Due from counterparties	17,210	39,974
Derivative assets, at fair value	699,351	462,080
Other assets	13,886	82,586
Total Assets (1)	$19,640,751	$16,813,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$14,903,155	$12,624,510
Collateralized borrowings in securitization trust, at fair value	363,012	—
Derivative liabilities, at fair value	46,028	129,294
Accrued interest payable	17,510	19,060
Due to counterparties	340,043	412,861
Dividends payable	113,378	164,347
Other liabilities	23,502	13,295
Total liabilities (1)	15,806,628	13,363,367
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 900,000,000 shares authorized and 365,733,931 and 298,813,258 shares issued and outstanding, respectively	3,657	2,988
Additional paid-in capital	3,803,013	2,948,345
Accumulated other comprehensive income	265,997	696,458
Cumulative earnings	981,711	449,358
Cumulative distributions to stockholders	(1,220,255)	(646,572)
Total stockholders’ equity	3,834,123	3,450,577
Total Liabilities and Stockholders’ Equity	$19,640,751	$16,813,944
____________________

(1)
The condensed consolidated balance sheets include assets of a consolidated variable interest entity (“VIE”) that can only be used to settle obligations of this VIE and liabilities of the consolidated VIE for which creditors do not have recourse to the Company (Two Harbors Investment Corp.). At June 30, 2013, assets of consolidated the VIE totaled $402,775 and liabilities of the consolidated VIE totaled $363,819. The Company did not consolidate any VIEs as of December 31, 2012. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Interest income:
Available-for-sale securities	$134,651	$104,319	$264,943	$188,533
Trading securities	1,261	1,250	2,525	2,300
Mortgage loans held-for-sale	4,794	126	6,112	195
Mortgage loans held-for-investment in securitization trust	4,369	—	6,023	—
Cash and cash equivalents	250	209	557	377
Total interest income	145,325	105,904	280,160	191,405
Interest expense:
Repurchase agreements	22,553	15,527	45,571	26,994
Collateralized borrowings in securitization trust	2,169	—	2,987	—
Total interest expense	24,722	15,527	48,558	26,994
Net interest income	120,603	90,377	231,602	164,411
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(1,426)	(4,476)	(1,662)	(8,751)
Non-credit portion of loss recognized in other comprehensive (loss) income	—	—	—	—
Net other-than-temporary credit impairment losses	(1,426)	(4,476)	(1,662)	(8,751)
Other income:
Gain on investment securities	50,863	1,789	77,831	11,720
Gain (loss) on interest rate swap and swaption agreements	259,826	(61,014)	278,798	(77,207)
Gain (loss) on other derivative instruments	62,283	(7,577)	45,621	(16,480)
(Loss) gain on mortgage loans held-for-sale	(35,142)	10	(20,819)	(22)
Other income	1,810	—	8,099	—
Total other income (loss)	339,640	(66,792)	389,530	(81,989)
Expenses:
Management fees	12,591	7,610	17,352	14,353
Securitization deal costs	—	—	2,028	—
Other operating expenses	9,486	3,919	16,047	7,470
Total expenses	22,077	11,529	35,427	21,823
Income from continuing operations before income taxes	436,740	7,580	584,043	51,848
Provision for (benefit from) income taxes	49,119	(16,605)	54,083	(24,183)
Net income from continuing operations	387,621	24,185	529,960	76,031
Income (loss) from discontinued operations	1,016	(181)	2,393	(227)
Net income attributable to common stockholders	$388,637	$24,004	$532,353	$75,804
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME, continued
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Basic earnings per weighted average common share:
Continuing operations	$1.06	$0.11	$1.58	$0.38
Discontinued operations	—	—	0.01	—
Net income	$1.06	$0.11	$1.59	$0.38
Diluted earnings per weighted average common share:
Continuing operations	$1.06	$0.11	$1.57	$0.38
Discontinued operations	—	—	0.01	—
Net income	$1.06	$0.11	$1.58	$0.38
Dividends declared per common share	$0.31	$0.40	$0.63	$0.80
Weighted average number of shares of common stock:
Basic	365,589,300	214,810,579	335,603,697	200,833,084
Diluted	366,057,203	214,810,579	336,677,044	200,833,084
Comprehensive (loss) income:
Net income	$388,637	$24,004	$532,353	$75,804
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net	(534,713)	117,604	(430,461)	261,514
Other comprehensive (loss) income	(534,713)	117,604	(430,461)	261,514
Comprehensive (loss) income	$(146,076)	$141,608	$101,892	$337,318
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Receivable from Issuance of Common Stock	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders' Equity
					(unaudited)
Balance, January 1, 2012	140,596,708	$1,406	$1,373,099	$—	$(58,716)	$157,452	$(203,155)	$1,270,086
Net income	—	—	—	—	—	75,804	—	75,804
Other comprehensive income before reclassifications	—	—	—	—	259,908	—	—	259,908
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	1,606	—	—	1,606
Net other comprehensive income	—	—	—	—	261,514	—	—	261,514
Issuance of common stock, net of offering costs	79,058,754	790	769,022	—	—	—	—	769,812
Increase in receivable from issuance of common stock	—	—	—	(22,248)	—	—	—	(22,248)
Common dividends declared	—	—	—	—	—	—	(172,744)	(172,744)
Non-cash equity award compensation	—	—	433	—	—	—	—	433
Balance, June 30, 2012	219,655,462	$2,196	$2,142,554	$(22,248)	$202,798	$233,256	$(375,899)	$2,182,657

Balance, January 1, 2013	298,813,258	$2,988	$2,948,345	$—	$696,458	$449,358	$(646,572)	$3,450,577
Net income	—	—	—	—	—	532,353	—	532,353
Other comprehensive loss before reclassifications	—	—	—	—	(368,205)	—	—	(368,205)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	(62,256)	—	—	(62,256)
Net other comprehensive loss	—	—	—	—	(430,461)	—	—	(430,461)
Issuance of common stock, net of offering costs	57,541,664	575	762,651	—	—	—	—	763,226
Issuance of common stock in connection with exercise of warrants	9,321,705	93	101,517	—	—	—	—	101,610
Repurchase of common stock	(1,000,000)	(10)	(10,488)	—	—	—	—	(10,498)
Common dividends declared	—	—	—	—	—	—	(230,202)	(230,202)
Special dividends declared	—	—	—	—	—	—	(343,481)	(343,481)
Non-cash equity award compensation	1,057,304	11	988	—	—	—	—	999
Balance, June 30, 2013	365,733,931	$3,657	$3,803,013	$—	$265,997	$981,711	$(1,220,255)	$3,834,123
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash Flows From Operating Activities:	(unaudited)
Net income	$532,353	$75,804
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premiums and discounts on available-for-sale securities, net	12,406	(9,058)
Other-than-temporary impairment losses	1,662	8,751
Realized and unrealized gains on investment securities, net	(77,653)	(11,720)
Loss on mortgage loans held-for-sale	20,819	22
Gain on mortgage loans held-for-investment and collateralized borrowings in securitization trust	(7,847)	—
Unrealized loss on mortgage servicing rights	45	—
Loss on termination and option expiration of interest rate swaps and swaptions	62,675	18,540
Unrealized (gain) loss on interest rate swaps and swaptions	(374,884)	46,296
Unrealized gain on other derivative instruments	(8,131)	(4,799)
Equity based compensation expense	999	433
Depreciation of fixed assets	256	46
Depreciation of real estate	—	32
Purchases of mortgage loans held-for-sale	(954,027)	(6,618)
Proceeds from sales of mortgage loans held-for-sale	25,404	—
Proceeds from repayment of mortgage loans held-for-sale	9,649	1,026
Net change in assets and liabilities:
Increase in accrued interest receivable	(11,467)	(12,517)
Decrease/(increase) in deferred income taxes, net	52,692	(19,720)
Decrease/(increase) in current income tax receivable	4,323	(4,465)
Increase in prepaid and fixed assets	(557)	(600)
Decrease in other receivables	28,437	—
Increase in servicing advances	(4,881)	—
(Decrease)/increase in accrued interest payable, net	(1,550)	5,089
Increase/(decrease) in income taxes payable	1,320	(3,632)
Increase in accrued expenses and other liabilities	379	2,252
Net change in assets and liabilities due to purchase of entity	3,306	—
Net cash (used in) provided by operating activities	(684,272)	85,162
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash Flows From Investing Activities:	(unaudited)
Purchases of available-for-sale securities	$(3,142,095)	$(4,696,861)
Proceeds from sales of available-for-sale securities	986,357	197,714
Principal payments on available-for-sale securities	556,549	295,829
Purchases of other derivative instruments	(49,526)	(205,440)
Proceeds from sales of other derivative instruments, net	47,890	69,699
Purchases of trading securities	—	(996,016)
Proceeds from sales of trading securities	—	1,001,904
Purchases of mortgage loans held-for-investment in securitization trust	(442,788)	—
Proceeds from repayment of mortgage loans held-for-investment in securitization trust	16,684	—
Purchases of investments in real estate	—	(71,758)
Purchase of entity	(6,404)	—
(Decrease)/increase in due to counterparties, net	(50,054)	72,932
(Increase)/decrease in restricted cash	(383,643)	28,251
Increase in escrow deposits of discontinued operations	—	(28,693)
Net cash used in investing activities	(2,467,030)	(4,332,439)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	73,388,331	23,100,723
Principal payments on repurchase agreements	(71,109,686)	(19,322,430)
Proceeds from issuance of collateralized borrowings in securitization trust	412,216	—
Principal payments on collateralized borrowings in securitization trust	(16,600)	—
Proceeds from issuance of common stock, net of offering costs	763,226	769,812
Proceeds from exercise of warrants	101,600	—
Increase in receivable from issuance of common stock	—	(22,248)
Repurchase of common stock	(10,498)	—
Dividends paid on common stock	(281,171)	(141,922)
Net cash provided by financing activities	3,247,418	4,383,935
Net increase in cash and cash equivalents	96,116	136,658
Cash and cash equivalents at beginning of period	821,108	360,016
Cash and cash equivalents at end of period	$917,224	$496,674
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Six Months Ended
	June 30,
	2013	2012
Supplemental Disclosure of Cash Flow Information:	(unaudited)
Cash paid for interest	$50,108	$10,438
Cash (received) paid for taxes	$(4,252)	$3,635
Noncash Investing and Financing Activities:
Distribution of Silver Bay common stock	$343,481	$—
Cashless exercise of warrants	$75	$—
Cash dividends declared but not paid at end of period	$113,378	$87,061
Reconciliation of mortgage loans held-for-sale:
Mortgage loans held-for-sale at beginning of period	$58,607	$5,782
Purchases of mortgage loans held-for-sale	954,027	6,618
Proceeds from sales of mortgage loans held-for-sale	(25,404)	—
Proceeds from repayment of mortgage loans held-for-sale	(9,649)	(1,026)
Realized and unrealized (losses) gains on mortgage loans held-for-sale	(19,380)	4
Mortgage loans held-for-sale at end of period	$958,201	$11,378
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
On December 19, 2012, the Company completed the contribution of its portfolio of single-family rental properties to Silver Bay Realty Trust Corp., or Silver Bay, a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. The Company contributed its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay, and in exchange for its contribution, received shares of common stock of Silver Bay. Silver Bay completed its initial public offering, or IPO, of its common stock on December 19, 2012. As the Company will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the three and six months ended June 30, 2013 and 2012. See Note 4 - Discontinued Operations for additional information.
On April 30, 2013, one of the Company's wholly-owned subsidiaries acquired a company that has seller-servicer approvals from the Federal National Mortgage Association, or Fannie Mae, the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Government National Mortgage Association, or Ginnie Mae, to hold and manage mortgage servicing rights, or MSRs. The MSRs acquired in conjunction with the acquisition of this entity, or the MSR subsidiary, represent the right to service mortgage loans. The Company and its subsidiaries do not originate or directly service mortgage loans, and instead contract with fully licensed subservicers to handle all servicing functions for the loans underlying the Company's MSRs. See Note 13 - Other Assets for additional information.

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2013 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2013 should not be construed as indicative of the results to be expected for the full year.
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
Significant Accounting Policies
Mortgage Servicing Rights, at Fair Value
The MSRs acquired in conjunction with the acquisition of the Company's MSR subsidiary represent the right to service mortgage loans. As of June 30, 2013, the Company and its subsidiaries do not originate or directly service mortgage loans, and instead contract with fully licensed subservicers to handle all servicing functions for the loans underlying the Company's MSRs. However, as an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the other assets line item on the condensed consolidated balance sheets.
MSRs are reported at fair value within the other assets line item on the condensed consolidated balance sheets. Changes in the fair value of MSRs as well as servicing fee income are reported within other income on the condensed consolidated statements of comprehensive (loss) income. The related subservicing expenses are recorded in other operating expenses on the condensed consolidated statements of comprehensive (loss) income.
See Note 13 - Other Assets for further discussion on MSRs.
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
On May 21, 2013, the Company’s stockholders approved the restated 2009 equity incentive plan, which effectuated, among other changes, an increase in the number of shares available for issuance under the restated 2009 equity incentive plan by 2,800,000 shares of common stock. Other amendments provide for the possibility of making grants of equity-based compensation to the Company’s executive officers and other key employees of the Company’s external manager, PRCM Advisers LLC, upon a determination by the compensation committee, and the implementation of certain best practices of equity-based compensation.
The cost of equity-based compensation awarded to employees of our manager is determined using fair value liability accounting in accordance with ASC 718, Compensation - Stock Compensation, or ASC 718, and amortized over the vesting term.
Offsetting Assets and Liabilities
Certain of the Company's repurchase agreements are governed by underlying agreements that provide for a right of setoff in the event of default of either party to the agreement. The Company also has netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association, or ISDA. Additionally, the Company and the counterparty are required to post cash collateral based upon the net underlying market value of the Company's open positions with the counterparty.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Under GAAP, if the Company has a valid right of setoff, it may offset the related asset and liability and report the net amount. The Company presents repurchase agreements subject to master netting arrangements or similar agreements on a gross basis, and derivative assets and liabilities subject to such arrangements on a net basis, based on derivative type and counterparty, in its condensed consolidated balance sheets. Separately, the Company presents cash collateral subject to such arrangements on a net basis, based on counterparty, in its condensed consolidated balance sheets. However, the Company does not offset financial assets and liabilities with the associated cash collateral on its condensed consolidated balance sheets.
The following tables present information about the Company's assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company's condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012:

	June 30, 2013
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Condensed Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$723,246	$(23,895)	$699,351	$(46,028)	$(189,927)	$463,396
Total Assets	$723,246	$(23,895)	$699,351	$(46,028)	$(189,927)	$463,396

Liabilities
Repurchase agreements	$(14,903,155)	$—	$(14,903,155)	$14,903,155	$—	$—
Derivative liabilities	(69,923)	23,895	(46,028)	46,028	—	—
Total Liabilities	$(14,973,078)	$23,895	$(14,949,183)	$14,949,183	$—	$—

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2012
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Condensed Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$463,027	$(947)	$462,080	$(129,294)	$85,798	$418,584
Total Assets	$463,027	$(947)	$462,080	$(129,294)	$85,798	$418,584

Liabilities
Repurchase agreements	$(12,624,510)	$—	$(12,624,510)	$12,624,510	$—	$—
Derivative liabilities	(130,241)	947	(129,294)	129,294	—	—
Total Liabilities	$(12,754,751)	$947	$(12,753,804)	$12,753,804	$—	$—
____________________

(1)
Amounts presented are limited in total to the net amount of assets or liabilities presented in the condensed consolidated balance sheets by instrument. Excess cash collateral or financial assets that are pledged to counterparties may exceed the financial liabilities subject to a master netting arrangement or similar agreement, or counterparties may have pledged excess cash collateral to the Company that exceed the corresponding financial assets. These excess amounts are excluded from the table above, although separately reported within restricted cash, due from counterparties, or due to counterparties in the Company's condensed consolidated balance sheets.

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

Note 3. Variable Interest Entities
During the six months ended June 30, 2013, the Company purchased subordinated debt and excess servicing rights from a securitization trust issued by a third party. The securitization trust is considered a VIE for financial reporting purposes and,

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

thus, was reviewed for consolidation under the applicable consolidation guidance. Since the Company has both the power to direct the activities of the securitization trust that most significantly impact the entity's performance, and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, the Company consolidates the trust. As the Company is required to reassess VIE consolidation guidance each quarter, new facts and circumstances may change the Company's determination. This could result in a material impact to the Company's financial statements during subsequent reporting periods.
The following table presents a summary of the assets and liabilities of the securitization trust:

(in thousands)	June 30, 2013	December 31, 2012
Mortgage loans held-for-investment in securitization trust	$401,347	$—
Accrued interest receivable	1,428	—
Total Assets	$402,775	$—
Collateralized borrowings in securitization trust	363,012	—
Accrued interest payable	715	—
Accrued expenses	92	—
Total Liabilities	$363,819	$—

Note 4. Discontinued Operations
On December 19, 2012, the Company completed the contribution of its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay. Two Harbors Property Investment LLC previously housed the Company's portfolio of single-family rental properties. As the Company will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the three and six months ended June 30, 2013 and 2012.
Summarized financial information for the discontinued operations are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Income:
Gain on contribution of entity	$1,016	$—	$2,255	$—
Real estate related revenues	—	83	—	87
Total income	1,016	83	2,255	87
Expenses:
Management fees	—	—	—	—
Real estate related expenses	—	181	—	198
Other operating expenses	—	83	(138)	116
Total expenses	—	264	(138)	314
Income (loss) from discontinued operations	$1,016	$(181)	$2,393	$(227)

In addition to the gain on contribution of entity that was recorded in 2012 in connection with the closing of the contribution, certain adjustments were agreed to be recognized in 2013. These include an installment sales gain of approximately $4.0 million from Silver Bay, a reduction of 2013 management fees payable to PRCM Advisers of $4.3 million, and an immaterial amount of additional working capital adjustments determined in accordance with the contribution agreement entered into with Silver Bay. Of these amounts, $1.0 million and $2.3 million of the installment sales gain was recorded as a gain on contribution of entity within discontinued operations for the three and six months ended June 30, 2013, and the full $4.3 million of the reduction of 2013 management fees payable to PRCM Advisers was recorded within management fees, on the condensed consolidated statements of comprehensive (loss) income for the six months ended June 30, 2013, respectively. The remaining $0.1 million recorded within discontinued operations on the condensed consolidated statements of comprehensive (loss)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

income for the six months ended June 30, 2013 relates to accrual adjustments for transaction expenses related to the contribution. See Note 23 - Related Party Transactions for additional information.

Note 5. Available-for-Sale Securities, at Fair Value
The following table presents the Company's available-for-sale, or AFS, investment securities by collateral type, which were carried at their fair value as of June 30, 2013 and December 31, 2012:

(in thousands)	June 30, 2013	December 31, 2012
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$4,056,456	$3,608,272
Federal National Mortgage Association	5,867,736	5,130,965
Government National Mortgage Association	2,016,636	2,272,866
Non-Agency	2,951,487	2,654,851
Total mortgage-backed securities	$14,892,315	$13,666,954

At June 30, 2013 and December 31, 2012, the Company pledged investment securities with a carrying value of $14.2 billion and $12.8 billion, respectively, as collateral for repurchase agreements. See Note 16 - Repurchase Agreements.
At June 30, 2013 and December 31, 2012, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.
The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of June 30, 2013 and December 31, 2012:

	June 30, 2013
(in thousands)	Agency	Non-Agency	Total
Face Value	$13,791,266	$4,994,692	$18,785,958
Unamortized premium	809,226	—	809,226
Unamortized discount
Designated credit reserve	—	(1,386,607)	(1,386,607)
Net, unamortized	(2,359,641)	(1,222,618)	(3,582,259)
Amortized Cost	12,240,851	2,385,467	14,626,318
Gross unrealized gains	101,471	577,151	678,622
Gross unrealized losses	(401,494)	(11,131)	(412,625)
Carrying Value	$11,940,828	$2,951,487	$14,892,315

	December 31, 2012
(in thousands)	Agency	Non-Agency	Total
Face Value	$11,934,492	$4,503,999	$16,438,491
Unamortized premium	749,252	—	749,252
Unamortized discount
Designated credit reserve	—	(1,290,946)	(1,290,946)
Net, unamortized	(1,929,811)	(996,490)	(2,926,301)
Amortized Cost	10,753,933	2,216,563	12,970,496
Gross unrealized gains	276,293	448,403	724,696
Gross unrealized losses	(18,123)	(10,115)	(28,238)
Carrying Value	$11,012,103	$2,654,851	$13,666,954

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present the carrying value of the Company's AFS investment securities by rate type as of June 30, 2013 and December 31, 2012:

	June 30, 2013
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$170,682	$2,543,467	$2,714,149
Fixed Rate	11,770,146	408,020	12,178,166
Total	$11,940,828	$2,951,487	$14,892,315

	December 31, 2012
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$188,429	$2,334,950	$2,523,379
Fixed Rate	10,823,674	319,901	11,143,575
Total	$11,012,103	$2,654,851	$13,666,954

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
The following table presents the changes for the six months ended June 30, 2013 and 2012, of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	Six Months Ended June 30,
	2013			2012
(in thousands)	Designated Credit Reserve	Unamortized Net Discount	Total	Designated Credit Reserve	Unamortized Net Discount	Total
Beginning balance at January 1	$(1,290,946)	$(996,490)	$(2,287,436)	$(782,606)	$(540,969)	$(1,323,575)
Acquisitions	(158,955)	(365,348)	(524,303)	(553,552)	(479,435)	(1,032,987)
Accretion of net discount	886	71,625	72,511	250	62,768	63,018
Realized credit losses	22,658	—	22,658	17,908	—	17,908
Reclassification adjustment for other-than-temporary impairments	(1,662)	—	(1,662)	(8,751)	—	(8,751)
Transfers from (to)	30,883	(30,883)	—	—	—	—
Sales, calls, other	10,529	98,478	109,007	4,653	13,338	17,991
Ending balance at June 30	$(1,386,607)	$(1,222,618)	$(2,609,225)	$(1,322,098)	$(944,298)	$(2,266,396)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of June 30, 2013 and December 31, 2012. At June 30, 2013, the Company held 1,732 AFS securities, of which 863 were in an unrealized loss position for less than twelve consecutive months and 35 were in an unrealized loss position for more than twelve consecutive months. Of the $8.5 billion and $2.5 billion of AFS securities in an unrealized loss position for less than twelve consecutive months as of June 30, 2013 and December 31, 2012, $8.2 billion, or 97.5%, and $2.4 billion, or 95.8%, respectively, were Agency AFS securities, whose principal and interest are guaranteed by government sponsored entities, or GSEs. At December 31, 2012, the Company held 1,493 AFS securities, of which 250 were in an unrealized loss position for less than twelve months and 47 were in an unrealized loss position for more than twelve consecutive months.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2013	$8,461,815	$(405,056)	$62,024	$(7,569)	$8,523,839	$(412,625)
December 31, 2012	$2,548,995	$(18,610)	$52,689	$(9,628)	$2,601,684	$(28,238)

Evaluating AFS Securities for Other-Than-Temporary Impairments
In order to evaluate AFS securities for OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred. If the Company does not intend to sell and is not more likely than not required to sell the security, the credit loss is recognized in earnings and the balance of the unrealized loss is recognized in other comprehensive (loss) income. If the Company intends to sell the security or will be more likely than not required to sell the security, the full unrealized loss is recognized in earnings.
The Company recorded a $1.4 million and a $1.7 million other-than-temporary credit impairment during the three and six months ended June 30, 2013, respectively, on a total of four non-Agency RMBS where the future expected cash flows for each security was less than its amortized cost. As of June 30, 2013, impaired securities had weighted average cumulative losses of 10.9%, weighted average three-month prepayment speed of 6.7%, weighted average 60+ day delinquency of 35.6% of the pool balance, and weighted average FICO score of 626. At June 30, 2013, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities, therefore, only the projected credit loss was recognized in earnings. During the three and six months ended June 30, 2012, the Company recorded a $4.5 million and an $8.8 million other-than-temporary credit impairment on a total of 27 non-Agency RMBS where the future expected cash flows for each security was less than its amortized cost.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the changes in OTTI included in earnings for three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Cumulative credit loss at beginning of period	$(15,142)	$(9,377)	$(15,561)	$(5,102)
Additions:
Other-than-temporary impairments not previously recognized	—	(2,644)	—	(6,128)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	(1,426)	(1,832)	(1,662)	(2,623)
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	231	250	231	250
Decreases related to other-than-temporary impairments on securities sold	1,291	—	1,946	—
Cumulative credit loss at end of period	$(15,046)	$(13,603)	$(15,046)	$(13,603)

Cumulative credit losses related to OTTI may be reduced for securities sold as well as for securities that mature, pay down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain on investment securities in the Company's condensed consolidated statements of comprehensive (loss) income. For the three and six months ended June 30, 2013, the Company sold AFS securities for $189.7 million and $986.4 million with an amortized cost of $137.3 million and $915.0 million, for net realized gains of $52.4 million and $71.4 million, respectively.
The following table presents the gross realized gains and losses on sales of AFS securities for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Gross realized gains	$52,439	$560	$75,665	$11,663
Gross realized losses	(1)	(1,629)	(4,297)	(1,629)
Total realized gains on sales, net	$52,438	$(1,069)	$71,368	$10,034

Note 6. Trading Securities, at Fair Value
The Company holds U.S. Treasuries in a taxable REIT subsidiary and classifies these securities as trading instruments due to short-term investment objectives. As of June 30, 2013 and December 31, 2012, the Company held U.S. Treasuries with an amortized cost of $1.0 billion and a fair value of $1.0 billion for both periods classified as trading securities. The unrealized gains included within trading securities were $3.5 million and $5.0 million as of June 30, 2013 and December 31, 2012, respectively.
The Company did not sell any trading securities during the three and six months ended June 30, 2013. For both the three and six months ended June 30, 2013, trading securities experienced change in unrealized losses of $1.6 million. Unrealized gains and losses are recorded as a component of gains on investment securities in the Company's condensed consolidated statements of comprehensive (loss) income.
At June 30, 2013, the Company pledged trading securities with a carrying value of $1.0 billion as collateral for repurchase agreements. See Note 16 - Repurchase Agreements.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 7. Equity Securities, at Fair Value
At December 31, 2012, equity securities consisted of shares of Silver Bay common stock carried at fair value as a result of a fair value option election. In exchange for the contribution of the Company's equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay on December 19, 2012, the Company received 17,824,647 shares of common stock, or 47.7%, of Silver Bay at the initial public offering price of $18.50. The initial carrying value of the Company's equity securities was $329.8 million and the carrying value as of December 31, 2012 was $335.6 million, which included $5.9 million in unrealized gains.
On March 18, 2013, the Company declared a special dividend pursuant to which the 17,824,647 shares of Silver Bay common stock would be distributed, on a pro rata basis, to Two Harbors stockholders of record at the close of business on April 2, 2013. The dividend was payable on or about April 24, 2013. As a result, the Company recognized $13.7 million of realized gains on distribution as well as $13.7 million and $5.9 million of change in unrealized losses within gain on investment securities on the condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2013, respectively. As the shares were distributed to Two Harbors stockholders during the six months ended June 30, 2013, equity securities are no longer recognized on the condensed consolidated balance sheet as of June 30, 2013.

Note 8. Mortgage Loans Held-for-Sale, at Fair Value
Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of a fair value option election. The following table presents the carrying value of the Company's mortgage loans held-for-sale as of June 30, 2013 and December 31, 2012:

(in thousands)	June 30, 2013	December 31, 2012
Unpaid principal balance	$1,101,389	$56,976
Fair value adjustment	(143,188)	1,631
Carrying value	$958,201	$58,607

At June 30, 2013 and December 31, 2012, the Company pledged mortgage loans with a carrying value of $475.0 million and $52.5 million, respectively, as collateral for repurchase agreements. See Note 16 - Repurchase Agreements.

Note 9. Mortgage Loans Held-for-Investment in Securitization Trust, at Fair Value
During the six months ended June 30, 2013, the Company purchased subordinated debt and excess servicing rights from a securitization trust issued by a third party. The underlying residential mortgage loans held by the trust, which are consolidated on the Company's condensed consolidated balance sheet, are classified as mortgage loans held-for-investment in securitization trust and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trust. The following table presents the carrying value of the Company's mortgage loans held-for-investment in securitization trust as of June 30, 2013 and December 31, 2012:

(in thousands)	June 30, 2013	December 31, 2012
Unpaid principal balance	$405,519	$—
Fair value adjustment	(4,172)	—
Carrying value	$401,347	$—

Note 10. Restricted Cash
The Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company's repurchase agreements in non-interest bearing accounts. The Company has also placed cash in a restricted account pursuant to a letter of credit on an office space lease.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the Company's restricted cash balances as of June 30, 2013 and December 31, 2012:

(in thousands)	June 30, 2013	December 31, 2012
Restricted cash balances held by trading counterparties:
For securities trading activity	$9,000	$9,000
For derivatives trading activity	80,140	208,669
As restricted collateral for repurchase agreements	596,479	84,307
	685,619	301,976
Restricted cash balance pursuant to letter of credit on office lease	346	346
Total	$685,965	$302,322

Note 11. Accrued Interest Receivable
The following table presents the Company's accrued interest receivable by collateral type:

(in thousands)	June 30, 2013	December 31, 2012
Accrued Interest Receivable:
U.S. Treasuries	$1,101	$1,119
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	13,660	11,888
Federal National Mortgage Association	19,732	17,101
Government National Mortgage Association	8,880	8,962
Non-Agency	3,926	3,296
Total mortgage-backed securities	46,198	41,247
Mortgage loans held-for-sale	5,353	247
Mortgage loans held-for-investment in securitization trust	1,428	—
Total	$54,080	$42,613

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Balance Sheet Presentation
The following tables present the gross fair value and notional amounts of the Company's derivative financial instruments treated as trading instruments as of June 30, 2013 and December 31, 2012.

(in thousands)	June 30, 2013
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$245,195	$1,798,972	$—	$—
Interest rate swap agreements	142,317	18,485,000	—	—
Credit default swap agreements	—	—	(8,198)	1,630,404
Swaptions	225,810	6,250,000	—	—
TBAs	61,156	2,813,000	(22,568)	2,892,000
Put and call options for TBAs	24,873	210,000	—	—
Constant maturity swaps	—	—	(14,058)	19,000,000
Forward purchase commitment	—	—	(1,204)	29,229
Total	$699,351	$29,556,972	$(46,028)	$23,551,633

(in thousands)	December 31, 2012
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$304,975	$1,909,351	$—	$—
Interest rate swap agreements	—	—	(129,055)	14,070,000
Credit default swap agreements	52,906	438,440	—	—
Swaptions	102,048	4,950,000	—	—
TBAs	1,917	2,414,000	(239)	139,000
Forward purchase commitment	234	56,865	—	—
Total	$462,080	$9,768,656	$(129,294)	$14,209,000

The following table provides the average outstanding notional amounts of the Company's derivative financial instruments treated as trading instruments for the three and six months ended June 30, 2013.

(in thousands)	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
Trading instruments	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Inverse interest-only securities	$1,895,789	$—	$1,908,919	$—
Interest rate swap agreements	17,655,220	—	16,267,624	—
Credit default swaps	—	764,914	—	602,283
Swaptions	5,748,352	—	5,646,133	—
TBAs	1,959,495	1,234,769	1,588,630	783,227
Put and call options for TBAs	130,901	—	65,812	—
Constant maturity swaps	—	5,532,967	—	2,781,768
Short treasuries	—	26,703	—	13,425
Forward purchase commitment	—	297,207	—	174,920

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Comprehensive Income Statement Presentation
The Company has not applied hedge accounting to its current derivative portfolio held to mitigate the interest rate risk associated with its debt portfolio. As a result, the Company is subject to volatility in its earnings due to movement in the unrealized gains and losses associated with its interest rate swaps and its other derivative instruments.
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive (loss) income on its derivative instruments:

(in thousands)
Trading Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Risk Management Instruments
Interest Rate Contracts
Investment securities - RMBS	Gain (loss) on other derivative instruments	$116,709	$(22,350)	$104,057	$(24,987)
Investment securities - U.S. Treasuries and TBA contracts	Gain (loss) on interest rate swap and swaption agreements	409	(5,697)	320	(7,345)
Mortgage loans held-for-sale	(Loss) gain on mortgage loans held-for-sale	(20,302)	(39)	(20,015)	(26)
Repurchase agreements	Gain (loss) on interest rate swap and swaption agreements	259,417	(55,317)	278,478	(69,862)
Credit default swaps - Receive protection	Gain (loss) on other derivative instruments	(4,220)	(1,225)	(9,862)	(25,526)
Non-Risk Management Instruments
Credit default swaps - Provide protection	Gain (loss) on other derivative instruments	—	752	—	8,972
Inverse interest-only securities	Gain (loss) on other derivative instruments	(40,149)	15,245	(38,920)	25,060
Other TBA positions	Gain (loss) on other derivative instruments	(10,057)	—	(9,654)	—
Total		$301,807	$(68,631)	$304,404	$(93,714)

For the three and six months ended June 30, 2013, the Company recognized $19.4 million and $33.4 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from generally paying a fixed interest rate on an average $17.7 billion and $16.3 billion notional, respectively, to economically hedge a portion of the Company's interest rate risk on its short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest.
For the three and six months ended June 30, 2013, the Company terminated, had agreements mature or had options expire on a total of three and 72 interest rate swap and swaption positions of $300.0 million and $8.5 billion notional, respectively. Upon settlement of the early terminations, contractual maturities and option expirations, the Company paid $17.2 million in full settlement of its net interest spread liability and recognized $4.0 million and $62.7 million in realized losses on the swaps and swaptions, respectively, including early termination penalties.
For the three and six months ended June 30, 2013, the Company terminated a total of five credit default swap positions of $115.0 million notional. Upon settlement of the early terminations, the Company paid $2,035 in full settlement of its net interest spread liability and recognized $12.4 million in realized losses on the credit default swaps, including early terminations penalties.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

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
Interest Rate Sensitive Assets/Liabilities
Available-for-sale Securities  - The Company's RMBS investment securities are generally subject to change in value when mortgage rates decline or increase, depending on the type of investment. Rising mortgage rates generally result in a slowing of refinancing activity, which slows prepayments and results in a decline in the value of the Company's fixed-rate Agency pools. To mitigate the impact of this risk, the Company maintains a portfolio of financial instruments, primarily fixed-rate interest-only securities, which increase in value when interest rates increase. In addition, the Company has initiated TBA positions, put and call options for TBAs, and constant maturity swaps to further mitigate its exposure to higher interest rates, decreased prepayment speeds and widening mortgage spreads. The objective is to reduce the risk of losses to the portfolio caused by interest rate changes and changes in prepayment speeds.
As of June 30, 2013 and December 31, 2012, the Company had outstanding fair value of $95.0 million and $77.3 million, respectively, of interest-only securities in place to economically hedge its investment securities. These interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.
In addition, the Company held TBA positions with $1.5 billion and $1.8 billion in long notional as of June 30, 2013 and December 31, 2012, respectively, and an additional $4.2 billion and $800.0 million in short notional as of June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, $92.0 million of the Company's long notional TBA positions and $4.2 billion of the Company's short notional TBA positions were held as a means to mitigate exposure to higher interest rates and wider mortgage spreads, while the remaining $1.4 billion long notional TBA positions were held for non-risk management purposes (see "Non-Risk Management Activities" section). The Company discloses these on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. These contracts had a fair market value of $61.2 million and $1.9 million, included in derivative assets, at fair value, and $22.6 million and $0.2 million, included in derivative liabilities, at fair value, in the condensed consolidated balance sheet as of June 30, 2013 and December 31, 2012, respectively.
As of June 30, 2013, the Company had purchased put and call options for TBAs with a total notional amount of $1.3 billion and sold put and call options for TBAs with a total notional amount of $1.5 billion. The Company paid upfront premiums of approximately $10.0 million for the options purchased and received upfront premiums of approximately $8.3 million for the options sold. Each of the options will expire by September 2013. The put and call options had a net fair market value of $24.9 million, included in derivative assets, at fair value, in the condensed consolidated balance sheet as of June 30, 2013. The Company did not hold any put or call options for TBAs as of December 31, 2012.
The Company has also entered into constant maturity swaps between the 10-year interest rate swap curve and the yield to maturity on a 30-year Fannie Mae TBA to economically hedge mortgage spread widening. The Company had the following constant maturity swaps agreements in place at June 30, 2013:

(notional and dollars in thousands)
June 30, 2013
Determination Date	Average Strike Swap Rate	Notional Amount	Fair Value	Upfront Premium Paid	Unrealized Gain/(Loss)
August 2013	0.837%	$8,000,000	$(3,497)	$—	$(3,497)
September 2013	0.981%	5,000,000	(6,527)	—	(6,527)
November 2013	0.900%	1,000,000	(670)	—	(670)
December 2013	0.890%	5,000,000	(3,364)	—	(3,364)
Total	0.892%	$19,000,000	$(14,058)	$—	$(14,058)

The Company did not hold any constant maturity swaps as of December 31, 2012.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Commitments to Purchase and/or Sell Mortgage Loans Held-for-Sale  - Prior to a mortgage loan purchase, the Company may enter into forward purchase commitments with counterparties whereby the Company commits to purchasing the loans at a particular interest rate, provided the borrower elects to close the loan. These commitments to purchase mortgage loans have been defined as derivatives and are, therefore, recorded on the balance sheet as assets or liabilities and measured at fair value. Subsequent changes in fair value are recorded on the balance sheet as adjustments to the carrying value of these assets or liabilities with a corresponding adjustment recognized in current period earnings. As of June 30, 2013 and December 31, 2012, the Company had entered into commitments to purchase $29.2 million and $56.9 million of mortgage loans, respectively, subject to fallout if the loans do not close, with a fair value of $1.2 million included in derivative liabilities on the condensed consolidated balance sheet at June 30, 2013 and $0.2 million included in derivative assets on the condensed consolidated balance sheet at December 31, 2012.
The Company is exposed to interest rate risk on mortgage loans from the time it commits to purchase the mortgage loan until it acquires the loan from the originator and subsequently sells the loan to a third party. Changes in interest rates impact the market price for the mortgage loans. For example, as market interest rates decline, the value of mortgage loans held-for-sale increases, and vice versa. To mitigate the impact of this risk, the Company may from time to time enter into a forward sale commitment under the Forward AAA Securities Agreement, or the Forward Agreement, with Barclays Bank PLC, or Barclays, pursuant to which Barclays would purchase certain securities issued in connection with a potential securitization transaction involving mortgage loans subject to the Forward Agreement. As of June 30, 2013, the Company had did not have any trades under the Forward Agreement. The Company may also enter into other derivative contracts to hedge the interest rate risk related to the commitments to purchase mortgage loans, such as interest rate swaps, swaptions or TBAs.
Repurchase Agreements  - The Company monitors its repurchase agreements, which are generally floating rate debt, in relation to the rate profile of its investment securities. When it is cost effective to do so, the Company may enter into interest rate swap arrangements to align the interest rate composition of its investment securities and debt portfolios, specifically repurchase agreements with maturities of less than 6 months. Typically, the interest receivable terms (i.e., LIBOR) of the interest rate swaps match the terms of the underlying debt, resulting in an effective conversion of the rate of the related repurchase agreement from floating to fixed.
As of June 30, 2013 and December 31, 2012, the Company had the following outstanding interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) associated with the Company's short-term repurchase agreements:

(notional in thousands)
June 30, 2013
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2013	$500,000	0.523%	0.274%	0.15
2014	900,000	0.316%	0.277%	0.54
2015	4,000,000	0.386%	0.278%	1.53
2016	2,650,000	0.579%	0.276%	2.67
2017 and Thereafter	9,435,000	0.999%	0.277%	4.58
Total	$17,485,000	0.746%	0.277%	3.26

(notional in thousands)
December 31, 2012
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2013	$2,275,000	0.713%	0.315%	0.56
2014	1,675,000	0.644%	0.311%	1.57
2015	2,770,000	0.908%	0.313%	2.43
2016	1,940,000	0.874%	0.323%	3.46
2017 and Thereafter	3,910,000	0.960%	0.313%	4.72
Total	$12,570,000	0.850%	0.315%	2.85

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company has also entered into interest rate swaps in combination with U.S. Treasuries to economically hedge funding cost risk. As of June 30, 2013 and December 31, 2012, the Company held $1.0 billion in fair value of U.S. Treasuries classified as trading securities and the following outstanding interest rate swaps:

(notional in thousands)
June 30, 2013
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2015	$1,000,000	0.799%	0.280%	1.78
Total	$1,000,000

(notional in thousands)
December 31, 2012
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2015	$1,000,000	0.799%	0.350%	2.28
Total	$1,000,000

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

The Company did not hold any interest rate swaps entered into in combination with TBA contracts to economically hedge mortgage interest rate exposure (or duration) at June 30, 2013.
As of June 30, 2013 and December 31, 2012, the Company had the following outstanding interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would pay a fixed rate) that were utilized as macro-economic hedges:

June 30, 2013
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Payer	< 6 Months	$28,213	$4,639	2.15	$2,750,000	3.13%	3M Libor	8.2
Payer	≥ 6 Months	133,710	221,171	49.35	3,500,000	3.94%	3M Libor	10.0
Total Payer		$161,923	$225,810	46.65	$6,250,000	3.58%	3M Libor	9.2

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

December 31, 2012
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Payer	< 6 Months	$3,983	$30	5.38	$300,000	4.00%	3M Libor	10.0
Payer	≥ 6 Months	129,925	102,018	53.38	4,650,000	3.74%	3M Libor	9.7
Total Payer		$133,908	$102,048	53.38	$4,950,000	3.75%	3M Libor	9.8

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
Credit Risk
The Company's exposure to credit losses on its U.S. Treasuries and Agency portfolio of investment securities is limited because these securities are issued by the U.S. Department of the Treasury or GSEs. The payment of principal and interest on the Freddie Mac and Fannie Mae mortgage-backed securities are guaranteed by those respective agencies, and the payment of principal and interest on the Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the U.S. Government.
For non-Agency investment securities and mortgage loans, the Company may enter into credit default swaps to hedge credit risk. In future periods, the Company could enhance its credit risk protection, enter into further paired derivative positions, including both long and short credit default swaps, and/or seek opportunistic trades in the event of a market disruption (see "Non-Risk Management Activities" section). The Company also has processes and controls in place to monitor, analyze, manage and mitigate its credit risk with respect to non-Agency RMBS and mortgage loans.
As of June 30, 2013, the Company held credit default swaps whereby the Company receives credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company's credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.
The following tables present credit default swaps whereby the Company is receiving protection held as of June 30, 2013 and December 31, 2012:

(notional and dollars in thousands)
June 30, 2013
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
Receive	9/20/2013	460.00	$(45,000)	$(91)	$(3,127)	$(3,218)
	12/20/2013	181.91	(105,000)	(116)	(3,225)	(3,341)
	6/20/2016	105.50	(100,000)	(1,722)	(260)	(1,982)
	12/20/2016	496.00	(25,000)	245	(4,062)	(3,817)
	6/20/2018	247.35	(1,300,000)	(22,858)	21,277	(1,581)
	5/25/2046	356.00	(55,404)	16,344	(25,758)	(9,414)
	Total	247.81	$(1,630,404)	$(8,198)	$(15,155)	$(23,353)

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

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of June 30, 2013, the fair value of derivative financial instruments as an asset and liability position was $699.4 million and $46.0 million, respectively.
The Company mitigates the credit risk exposure on derivative financial instruments by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines; the Company also seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. As of June 30, 2013, the Company has received cash deposits from counterparties of $271.9 million and placed cash deposits of $82.6 million in accounts maintained by counterparties, of which the amounts are netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the condensed consolidated balance sheet.
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
Non-Risk Management Activities
The Company has entered into certain financial instruments that are considered derivative contracts under ASC 815 that are not for purposes of hedging. These contracts are currently limited to inverse interest-only RMBS, credit default swaps and TBAs. As of June 30, 2013, we held $1.4 billion notional TBAs as a means of deploying capital until targeted investments are available, and to take advantage of temporary displacements in the marketplace.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Inverse interest-only securities with a carrying value of $245.2 million, including accrued interest receivable of $3.3 million, are accounted for as derivative financial instruments in the condensed consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of June 30, 2013 and December 31, 2012:

(in thousands)	June 30, 2013	December 31, 2012
Face Value	$1,798,972	$1,909,351
Unamortized premium	—	—
Unamortized discount
Designated credit reserve	—	—
Net, unamortized	(1,524,333)	(1,620,966)
Amortized Cost	274,639	288,385
Gross unrealized gains	4,165	21,616
Gross unrealized losses	(36,956)	(8,737)
Carrying Value	$241,848	$301,264

Note 13. Other Assets
Other assets as of June 30, 2013 and December 31, 2012 are summarized in the following table:

(in thousands)	June 30, 2013	December 31, 2012
Property and equipment at cost	$1,937	$1,034
Accumulated depreciation (1)	(507)	(251)
Net property and equipment	1,430	783
Mortgage servicing rights, at fair value	1,452	—
Prepaid expenses	1,065	1,411
Current income tax receivable	—	4,323
Deferred tax assets	—	44,184
Intangible assets	1,600	—
Servicing advances	4,881	—
Other receivables (2)	3,458	31,885
Total other assets	$13,886	$82,586
____________________

(1)	Depreciation expense for the three and six months ended June 30, 2013 was $141,978 and $255,605, respectively.

(2)	The majority of other receivables at December 31, 2012 are amounts due from the Company's transfer agent for cash proceeds received upon exercise of warrants by warrantholders on December 31, 2012.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Mortgage Servicing Rights
On April 30, 2013, one of the Company's wholly-owned subsidiaries acquired a company that has seller-servicer approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSRs. The MSRs acquired in conjunction with this acquisition represent the right to service mortgage loans. The Company and its subsidiaries do not originate or directly service mortgage loans, and instead contract with fully licensed subservicers to handle all servicing functions for the loans underlying the Company's MSRs. The following table summarizes activity related to MSRs, for the three and six months ended June 30, 2013.

(in thousands)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Balance at beginning of period	$—	$—
Additions	1,497	1,497
Changes in fair value due to:
Changes in fair value assumptions	—	—
Other changes in fair value	(45)	(45)
Balance at end of period	$1,452	$1,452

The following table presents the components of servicing revenue recorded within other income on the Company's condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2013:

(in thousands)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Servicing fee income	$215	$215
Ancillary fee income	30	30
	$245	$245

Note 14. Other Liabilities
Other liabilities as of June 30, 2013 and December 31, 2012 are summarized in the following table:

(in thousands)	June 30, 2013	December 31, 2012
Accrued expenses	$12,043	$13,295
Deferred tax liabilities	8,508	—
Income taxes payable	1,320	—
Other	1,631	—
Total other liabilities	$23,502	$13,295

Note 15. Fair Value
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

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
Investment securities  - The Company holds a portfolio of AFS and trading securities that are carried at fair value in the condensed consolidated balance sheet. AFS securities are primarily comprised of Agency and non-Agency RMBS while the Company's U.S. Treasuries are classified as trading securities. The Company determines the fair value of its U.S. Treasuries and Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. In determining the fair value of its non-Agency RMBS, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its U.S. Treasuries as Level 1 fair value assets at June 30, 2013. The Company classified 100% of its RMBS AFS securities reported at fair value as Level 2 at June 30, 2013. AFS and trading securities account for 82.9% and 5.6%, respectively, of all assets reported at fair value at June 30, 2013.
Equity securities - The Company held shares of Silver Bay common stock at December 31, 2012 that were carried at fair value in the condensed consolidated balance sheet as a result of a fair value option election. The Company determined fair value of these equity securities based on the closing market price at period end. As the shares were distributed to Two Harbors stockholders in 2013, equity securities are no longer recognized on the condensed consolidated balance sheet as of June 30, 2013.
Mortgage loans held-for-sale  - The Company holds a portfolio of mortgage loans held-for-sale that are carried at fair value in the condensed consolidated balance sheet as a result of a fair value option election. The Company determines fair value of its mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 54.3% and 45.7% of its mortgage loans held-for-sale as Level 2 and Level 3 fair value assets, respectively, at June 30, 2013.
Mortgage loans held-for-investment in securitization trust  - The Company recognizes on its condensed consolidated balance sheet mortgage loans held-for-investment in securitization trust that are carried at fair value as a result of a fair value option election. The Company determines fair value of its mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 100% of its mortgage loans held-for-investment in securitization trust as Level 2 fair value assets at June 30, 2013.
Mortgage servicing rights - The Company holds a portfolio of MSRs that are carried at fair value and included in other assets on the condensed consolidated balance sheet. As there are limited MSR transactions that are directly observable in the market, the Company determines fair value of its MSRs based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and discount rates). The Company classified 100% of its MSRs as Level 3 fair value assets at June 30, 2013.
Derivative instruments  - The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps,

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

swaptions, and credit default swaps. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, swaptions and credit default swaps reported at fair value as Level 2 at June 30, 2013.
The Company also enters into certain other derivative financial instruments, such as TBAs and inverse interest-only securities. These instruments are similar in form to the Company's AFS securities and the Company utilizes a pricing service for TBAs and broker quotes for inverse interest-only securities to value these instruments. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at June 30, 2013. The Company reported 100% of its TBAs as Level 1 as of June 30, 2013.
The Company may also enter into forward purchase commitments on mortgage loans whereby the Company commits to purchasing the loans at a particular interest rate. The fair value of these derivatives is determined based on prices obtained from third-party price providers. Fallout assumptions if the borrower elects not to close the loan are applied to the third-party pricing. The Company classified 100% of its forward purchase commitments at fair value as Level 2 at June 30, 2013.
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
Collateralized borrowings in securitization trust  - The Company recognizes on its condensed consolidated balance sheet collateralized borrowings that are carried at fair value as a result of a fair value option election. The Company determines fair value of its collateralized borrowings based on prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its collateralized borrowings in securitization trust as Level 2 fair value assets at June 30, 2013.
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

	Recurring Fair Value Measurements
	At June 30, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$14,892,315	$—	$14,892,315
Trading securities	1,001,172	—	—	1,001,172
Mortgage loans held-for-sale	—	520,008	438,193	958,201
Mortgage loans held-for-investment in securitization trust	—	401,347	—	401,347
Derivative assets	61,156	638,195	—	699,351
Mortgage servicing rights	—	—	1,452	1,452
Total assets	$1,062,328	$16,451,865	$439,645	$17,953,838
Liabilities
Collateralized borrowings in securitization trust	$—	$363,012	$—	$363,012
Derivative liabilities	22,568	23,460	—	46,028
Total liabilities	$22,568	$386,472	$—	$409,040

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

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

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2013, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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

	Level 3 Recurring Fair Value Measurements
	Three Months Ended June 30, 2013
	Assets
(in thousands)	Available-For-Sale Securities		Mortgage Loans Held-For-Sale		Mortgage Servicing Rights
Beginning of period level 3 fair value	$4,500		$123,235		$—
Gains/(losses) included in net income:
Realized gains (losses)	—	(1)	422		—
Unrealized gains (losses)	—		(12,749)	(2)	(45)
Total net gains/(losses) included in net income	—		(12,327)		(45)
Other comprehensive income	—		—		—
Purchases	—		330,583		1,497
Sales	—		—		—
Settlements	—		(3,298)		—
Gross transfers into level 3	—		—		—
Gross transfers out of level 3	(4,500)		—		—
End of period level 3 fair value	$—		$438,193		$1,452
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—		$(12,749)	(3)	$—

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Level 3 Recurring Fair Value Measurements
	Six Months Ended June 30, 2013
	Assets
(in thousands)	Available-For-Sale Securities		Mortgage Loans Held-For-Sale		Mortgage Servicing Rights
Beginning of period level 3 fair value	$1,871		$—		$—
Gains/(losses) included in net income:
Realized gains (losses)	74	(1)	422		—
Unrealized gains (losses)	—		1,174	(2)	(45)
Total net gains/(losses) included in net income	74		1,596		(45)
Other comprehensive income	1,426		—		—
Purchases	—		440,067		1,497
Sales	—		—		—
Settlements	—		(3,470)		—
Gross transfers into level 3	3,000		—		—
Gross transfers out of level 3	(6,371)		—		—
End of period level 3 fair value	$—		$438,193		$1,452
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—		$1,174	(3)	$—
___________________

(1)
For the three and six months ended June 30, 2013, the realized gains on available-for-sale securities represent net (premium amortization)/discount accretion recorded in interest income on the condensed consolidated statements of comprehensive (loss) income.

(2)
For the three and six months ended June 30, 2013, the change in unrealized gains or losses on mortgage loans held-for-sale was recorded in (loss) gain on mortgage loans held-for-sale on the condensed consolidated statements of comprehensive (loss) income.

(3)
For the three and six months ended June 30, 2013, the change in unrealized gains or losses on mortgage loans held-for-sale that were held at the end of the reporting period were recorded in (loss) gain on mortgage loans held-for-sale on the condensed consolidated statements of comprehensive (loss) income.

The Company transferred one Level 2 asset in the amount of $3.0 million into Level 3 during the three months ended March 31, 2013. The asset was deemed to be Level 3 based on the limited availability of third-party pricing. However, during the six months ended June 30, 2013, the Company transferred this asset along with two other Level 3 assets in the amount of $6.4 million into Level 2. The assets were deemed to be Level 2 based on the availability of third-party pricing and corroborating market data. The Company did not incur transfers between Level 1 and Level 2 for the six months ended June 30, 2013. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The table below presents information about the significant unobservable inputs used in the fair value measurement of the Company's MSRs classified as Level 3 fair value assets at June 30, 2013:

	As of June 30, 2013
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Range
Mortgage servicing rights:
	$1,452	Discounted cash flow	Constant prepayment speed	3	-	6%
			Delinquency	8	-	15%
			Discount rate	10	-	15%
___________________

(1)
Significant increases/(decreases) in any of the inputs in isolation may result in significantly lower/(higher) fair value measurement. A change in the assumption used for the probability of default may be accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

Fair Value Option for Financial Assets and Financial Liabilities
The Company elected the fair value option for the residential mortgage loans it acquired. The fair value option was elected to mitigate earnings volatility by better matching the accounting for the assets with the related hedges. The residential mortgage loans are carried within mortgage loans held-for-sale on the condensed consolidated balance sheet. The Company's policy is to separately record interest income on these fair value elected loans. Upfront fees and costs related to the fair value elected loans are not deferred or capitalized. Fair value adjustments are reported in gain (loss) on mortgage loans held-for-sale on the condensed consolidated statements of comprehensive (loss) income. The fair value option is irrevocable once the loan is acquired.
The Company elected the fair value option for the equity securities carried on the condensed consolidated balance sheet at December 31, 2012, which consist solely of shares of Silver Bay common stock. The Company determined fair value of these equity securities based on the closing market price at period end. Fair value adjustments are reported in gain on investment securities on the condensed consolidated statements of comprehensive (loss) income.
The Company also elected the fair value option for both the mortgage loans held-for-investment in securitization trust and the collateralized borrowings in securitization trust carried on the condensed consolidated balance sheet. The fair value option was elected to better reflect the economics of the Company's retained interests. The Company's policy is to separately record interest income on the fair value elected loans and interest expense on the fair value elected borrowings. Upfront fees and costs are not deferred or capitalized. Fair value adjustments are reported in other income n the condensed consolidated statements of comprehensive (loss) income.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the fair value option elections and information regarding the amounts recognized in earnings for each fair value option-elected item.

	Changes included in the Condensed Consolidated Statements of Comprehensive (Loss) Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(in thousands)
Interest income:
Interest income on mortgage loans held-for-sale (1)	$4,794	$126	$6,112	$195
Interest income on mortgage loans held-for-investment in securitization trust (1)	4,369	—	6,023	—
Interest expense:
Interest expense on collateralized borrowings in securitization trust	(2,169)	—	(2,987)	—
Other income:
Realized gain (loss) on mortgage loans held-for-sale (2)	297	(22)	235	(22)
Unrealized gain (loss) on mortgage loans held-for-sale (2)	(15,137)	70	(1,039)	26
Unrealized loss on mortgage loans held-for-investment in securitization trust (3)	(16,755)	—	(24,757)	—
Unrealized gain on collateralized borrowings in securitization trust (3)	18,313	—	32,604	—
Realized gain on equity securities (4)	13,725	—	13,725	—
Unrealized loss on equity securities (4)	(13,725)	—	(5,882)	—
Total included in net income	$(6,288)	$174	$24,034	$199
Change in fair value due to credit risk	$—	$—	$—	$—
____________________

(1)
Interest income on mortgage loans held-for-sale and mortgage loans held-for-investment in securitization trust is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.

(2)
Realized gain (loss) and unrealized (loss) gain on mortgage loans held-for-sale is recorded in (loss) gain on mortgage loans held-for-sale on the condensed consolidated statements of comprehensive (loss) income.

(3)
Unrealized losses on mortgage loans held-for-investment in securitization trust and unrealized gains on collateralized borrowings in securitization trust are recorded in other income on the condensed consolidated statements of comprehensive (loss) income.

(4)	Realized gains and unrealized losses on equity securities are recorded in gain on investment securities on the condensed consolidated statements of comprehensive (loss) income.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The table below provides the fair value and the unpaid principal balance for the Company's fair value option-elected loans and collateralized borrowings.

	June 30, 2013		December 31, 2012
(in thousands)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Mortgage loans held-for-sale
Total loans	$1,101,388	$958,201	$56,976	$58,607
Nonaccrual loans	$49,468	$28,889	$—	$—
Loans 90+ days past due	$30,408	$18,090	$—	$—
Mortgage loans held-for-investment in securitization trust
Total loans	$405,519	$401,347	$—	$—
Nonaccrual loans	$—	$—	$—	$—
Loans 90+ days past due	$—	$—	$—	$—
Collateralized borrowings in securitization trust
Total borrowings	$391,458	$363,012	$—	$—
____________________

(1)	Excludes accrued interest receivable.

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

•
AFS securities, trading securities, equity securities, mortgage loans held-for-sale, mortgage loans held-for-investment in securitization trust, MSRs, derivative assets and liabilities, and collateralized borrowings in securitization trust are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the Fair Value Measurements section of this footnote.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities	$14,892,315	$14,892,315	$13,666,954	$13,666,954
Trading securities	1,001,172	1,001,172	1,002,062	1,002,062
Equity securities	—	—	335,638	335,638
Mortgage loans held-for-sale	958,201	958,201	58,607	58,607
Mortgage loans held-for-investment in securitization trust	401,347	401,347	—	—
Cash and cash equivalents	917,224	917,224	821,108	821,108
Restricted cash	685,965	685,965	302,322	302,322
Derivative assets	699,351	699,351	462,080	462,080
Mortgage servicing rights	1,452	1,452	—	—
Liabilities
Repurchase agreements	$14,903,155	$14,903,155	$12,624,510	$12,624,510
Collateralized borrowings in securitization trust	363,012	363,012	—	—
Derivative liabilities	46,028	46,028	129,294	129,294

Note 16. Repurchase Agreements
The Company had outstanding $14.9 billion of repurchase agreements, including repurchase agreements funding the Company's U.S. Treasuries of $1.0 billion. Excluding the debt associated with the Company's U.S. Treasuries and the effect of the Company's interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.72% and weighted average remaining maturities of 86 days as of June 30, 2013. The Company had outstanding $12.6 billion of repurchase agreements with a weighted average borrowing rate of 0.76%, excluding the debt associated with the Company's U.S. Treasuries and the effect of the Company's interest rate swaps, and weighted average remaining maturities of 85 days as of December 31, 2012. As of June 30, 2013 and December 31, 2012, the debt associated with the Company's U.S. Treasuries had a weighted average borrowing rate of 0.08% and 0.30%, respectively.
At June 30, 2013 and December 31, 2012, the repurchase agreement balances were as follows:

(in thousands)	June 30, 2013	December 31, 2012
Short-term	$14,703,155	$12,424,510
Long-term	200,000	200,000
Total	$14,903,155	$12,624,510

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At June 30, 2013 and December 31, 2012, the repurchase agreements had the following characteristics:

(dollars in thousands)	June 30, 2013		December 31, 2012
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Amount Outstanding	Weighted Average Borrowing Rate
U.S. Treasuries	$1,000,000	0.08%	$997,500	0.30%
Agency RMBS AFS	11,828,514	0.46%	10,171,385	0.54%
Non-Agency RMBS	1,421,285	2.23%	1,177,675	2.50%
Agency derivatives	219,235	1.07%	228,241	1.16%
Mortgage loans held-for-sale	434,121	2.69%	49,709	2.46%
Total	$14,903,155	0.67%	$12,624,510	0.72%

At June 30, 2013 and December 31, 2012, the repurchase agreements had the following remaining maturities:

(in thousands)	June 30, 2013	December 31, 2012
Within 30 days	$4,751,482	$3,038,229
30 to 59 days	2,937,677	3,528,393
60 to 89 days	889,141	1,731,595
90 to 119 days	1,553,211	849,621
120 to 364 days	3,571,644	2,279,172
Open maturity (1)	1,000,000	997,500
One year and over (2)	200,000	200,000
Total	$14,903,155	$12,624,510
____________________

(1)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(2)	One year and over includes repurchase agreements with maturity dates ranging from June 26, 2015 to July 27, 2016.

The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	June 30, 2013	December 31, 2012
Available-for-sale securities, at fair value	$14,153,148	$12,810,355
Trading securities, at fair value	1,001,172	1,002,062
Mortgage loans held-for-sale	475,028	52,529
Cash and cash equivalents	15,000	10,000
Restricted cash	596,479	84,307
Due from counterparties	15,373	36,917
Derivative assets, at fair value	239,293	291,054
Total	$16,495,493	$14,287,224

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes certain characteristics of the Company's repurchase agreements and counterparty concentration at June 30, 2013 and December 31, 2012:

	June 30, 2013				December 31, 2012
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Barclays Capital Inc.	$1,408,599	$240,632	6%	64.6	$1,127,888	$257,858	7%	90.3
All other counterparties (2) (3)	12,494,556	1,345,743	35%	88.6	10,499,122	1,403,268	41%	84.0
Total	$13,903,155	$1,586,375			$11,627,010	$1,661,126
____________________

(1)
Represents the net carrying value of the securities sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. At June 30, 2013 and December 31, 2012, the Company had $62.8 million and $291.7 million, respectively, in payables due to broker counterparties for unsettled securities purchases. The payables are not included in the amounts presented above.

(2)	Excludes $1.0 billion of repurchase agreements collateralized by U.S. Treasuries with a rolling 1-day maturity.

(3)	Represents amounts outstanding to 19 and 21 counterparties at June 30, 2013 and December 31, 2012, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties.

Note 17. Collateralized Borrowings in Securitization Trust, at Fair Value
During the six months ended June 30, 2013, the Company purchased subordinated debt and excess servicing rights from a securitization trust issued by a third party. The debt associated with the underlying residential mortgage loans held at the trust, which is consolidated on the Company's condensed consolidated balance sheet, is classified as collateralized borrowings in securitization trust and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trust. As of June 30, 2013, the collateralized borrowings in securitization trust had a carrying value of $363.0 million with a weighted average interest rate of 2.19%. The stated maturity dates for all collateralized borrowings are greater than five years from June 30, 2013. No collateralized borrowings were outstanding as of December 31, 2012.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 18. Stockholders' Equity
Distributions to Stockholders
The following table presents cash dividends declared by the Company on its common stock from October 28, 2009 through June 30, 2013:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
June 18, 2013	June 28, 2013	July 23, 2013	$0.31
March 18, 2013	April 2, 2013	April 24, 2013	$0.32
December 17, 2012	December 31, 2012	January 18, 2013	$0.55
September 12, 2012	September 24, 2012	October 22, 2012	$0.36
June 12, 2012	June 22, 2012	July 20, 2012	$0.40
March 14, 2012	March 26, 2012	April 20, 2012	$0.40
December 14, 2011	December 27, 2011	January 20, 2012	$0.40
September 14, 2011	September 26, 2011	October 20, 2011	$0.40
June 14, 2011	June 24, 2011	July 20, 2011	$0.40
March 2, 2011	March 14, 2011	April 14, 2011	$0.40
December 8, 2010	December 17, 2010	January 20, 2011	$0.40
September 13, 2010	September 30, 2010	October 21, 2010	$0.39
June 14, 2010	June 30, 2010	July 22, 2010	$0.33
March 12, 2010	March 31, 2010	April 23, 2010	$0.36
December 21, 2009	December 31, 2009	January 26, 2010	$0.26

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
Accumulated Other Comprehensive Income
Accumulated other comprehensive income at June 30, 2013 and December 31, 2012 was as follows:

(in thousands)	June 30, 2013	December 31, 2012
Available-for-sale securities, at fair value
Unrealized gains	$678,622	$724,696
Unrealized losses	(412,625)	(28,238)
Accumulated other comprehensive income	$265,997	$696,458

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Reclassifications out of Accumulated Other Comprehensive Income
The following table summarizes reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2013 and 2012:

(in thousands)	Affected Line Item in the Condensed Consolidated Statements of Comprehensive (Loss) Income	Amount Reclassified out of Accumulated Other Comprehensive Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Other-than-temporary-impairments on AFS securities	Total other-than-temporary impairment losses	$1,426	$4,476	$1,662	$8,751
Realized (gains) losses on sales of AFS securities	Gain on investment securities	(45,143)	2,846	(63,918)	(7,145)
		$(43,717)	$7,322	$(62,256)	$1,606

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
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company's common stock by reinvesting some or all of the cash dividends received on shares of the Company's common stock. Stockholders may also make optional cash purchases of shares of the Company's common stock subject to certain limitation detailed in the plan prospectus. An aggregate of 7.5 million shares of our common stock were originally reserved for issuance under the plan. As of June 30, 2013, 125,951 shares have been issued under the plan for total proceeds of $1.4 million.
Share Repurchase Program
On October 5, 2011, the Company's Board of Directors authorized a share repurchase program, which allows the Company to repurchase up to 10,000,000 shares of its common stock. On November 14, 2012, the Board of Directors authorized an increase in the share repurchase program of 15,000,000, for a total of 25,000,000 shares. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. As of June 30, 2013, 1,000,000 shares had been repurchased by the Company under the program for a total cost of $10.5 million.
At-the-Market Offering
On May 25, 2012, the Company entered into an equity distribution agreement under which the Company may sell up to an aggregate of 20,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. As of June 30, 2013, 7,585,869 shares of common stock have been sold under the equity distribution agreement for total accumulated net proceeds of approximately $77.6 million; however, no shares were sold during the six months ended June 30, 2013.
Warrants
From January 1, 2013 to April 2, 2013, warrantholders exercised 8,720,690 warrants to purchase 8,720,690 shares of the Company's common stock, at an exercise price of $11.00 per share.
On April 2, 2013, the exercise price of the warrants was lowered to $10.25 per warrant share and the number of shares of the Company’s common stock issuable for each warrant share exercised was increased to 1.0727 shares. These adjustments were required under the terms of the warrant agreement as a result of the special dividend of Silver Bay common stock. Calculation of the adjustments was determined based on, among other things, the closing price of the Company’s common

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

stock on the business day immediately preceding the ex-dividend date for the stock dividend and the fair market value of the stock dividend to be received for each share of the Company’s common stock on the ex-dividend date.
From April 3, 2013 to June 30, 2013, warrantholders exercised 554,390 warrants to purchase 594,664 shares of the Company's common stock, at an exercise price of $10.25 per share. Total proceeds to the Company for warrant exercises during the six months ended June 30, 2013 were approximately $101.6 million.
Additionally, certain Capitol founders holding warrants containing cashless exercise provisions exercised 100,000 warrants on a cashless basis, resulting in the surrender of 93,649 shares of common stock and the issuance of 6,351 shares of common stock during the six months ended June 30, 2013. No proceeds were received by the Company as a result of the cashless exercises.
As of June 30, 2013, 4,156,349 warrants to purchase approximately 4,458,515 shares of common stock remained outstanding.

Note 19. Equity Incentive Plan
In 2009, the Company adopted an equity incentive plan which provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including PRCM Advisers and affiliates and personnel of PRCM Advisers and its affiliates, and any joint venture affiliates of the Company.
On May 21, 2013, the Company’s stockholders approved the restated 2009 equity incentive plan, which effectuated, among other changes, an increase in the number of shares available for issuance under the plan by 2,800,000 shares of common stock from 200,000 to 3,000,000 shares of common stock. Other amendments provide for the possibility of making grants of equity-based compensation to the Company’s executive officers and other key employees of PRCM Advisers upon a determination by the compensation committee, and the implementation of certain best practices of equity-based compensation.
The restated 2009 equity incentive plan is administered by the compensation committee of the Company's board of directors. The compensation committee has the full authority to administer and interpret the restated 2009 equity incentive plan, to authorize the granting of awards, to determine the eligibility of directors, officers, advisors, consultants and other personnel, including PRCM Advisers and affiliates and personnel of PRCM Advisers and its affiliates, and any joint venture affiliates of the Company, to receive an award, to determine the number of shares of common stock to be covered by each award (subject to the individual participant limitations provided in the restated 2009 equity incentive plan), to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the restated 2009 equity incentive plan), to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the restated 2009 equity incentive plan or the administration or interpretation thereof. In connection with this authority, the compensation committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse.
The Company's restated 2009 equity incentive plan provides for grants of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, subject to a ceiling of 3,000,000 shares available for issuance under the plan. The plan allows for the Company's board of directors to expand the types of awards available under the plan to include long-term incentive plan units in the future. The maximum number of shares with respect to which any options may be granted in any one year to any eligible person may not exceed 500,000. The maximum number of shares that may underlie grants, other than grants of options, in any one year to any eligible person may not exceed 200,000. If an award granted under the restated 2009 equity incentive plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless previously terminated by the Company's board of directors, no new award may be granted under the restated 2009 equity incentive plan after the tenth anniversary of the date that such plan was initially approved by the Company's board of directors. No award may be granted under the restated 2009 equity incentive plan to any person who, assuming payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company's common stock.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

On May 23, 2012 and May 21, 2013, the Company granted 32,021 and 36,335 shares of restricted common stock, respectively, to its independent directors pursuant to the 2009 equity incentive plan. The estimated fair value of these awards was $10.15 and $11.56 per share, respectively, based on the closing price of the Company's common stock on such date. The grants vested immediately. Additionally, on May 29, 2013, the Company granted 1,020,969 shares of restricted common stock to its executive officers and other key employees of PRCM Advisers pursuant to the restated 2009 equity incentive plan. The estimated fair value of these awards was $11.23 per share on grant date, May 29, 2013, based on the closing price of the Company's common stock on such date. However, as the cost of these awards is determined using fair value liability accounting in accordance with ASC 718, the fair value of these awards as of June 30, 2013 is $10.25 per share based on the closing price of the Company's common stock on such date. The grants will vest in three annual installments commencing on the date of the grant, as long as such individual is employed on the vesting date.
For the three and six months ended June 30, 2013, the Company recognized compensation costs related to restricted stock of $975,331 and $998,768, respectively. For the three and six months ended June 30, 2012, the Company recognized compensation costs related to restricted stock of $373,276 and $433,346, respectively.

Note 20. Other Operating Expenses
Components of the Company's other operating expenses for the three and six months ended June 30, 2013 and 2012, are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Other operating expenses:
General and administrative	$7,603	$3,311	$12,315	$6,372
Directors and officers' insurance	201	175	402	289
Professional fees	1,375	433	3,023	809
Subservicing expenses	307	—	307	—
Total other operating expenses	$9,486	$3,919	$16,047	$7,470

Note 21. Income Taxes
For the three and six months ended June 30, 2013 and 2012, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, does not engage in prohibited transactions, and maintains its intended qualification as a REIT. The majority of states also recognize the Company's REIT status. The Company's TRSs file separate tax returns and are fully taxed as standalone U.S. C-Corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
During the three and six months ended June 30, 2013, the Company's TRSs recognized a provision for income taxes of $49.1 million and $54.1 million, respectively. The significant change in the provision for income taxes in the quarter is related to the deferred tax on unrealized gains at one of the Company's TRSs. During the three and six months ended June 30, 2012, the Company's TRSs recognized a benefit from income taxes of $16.6 million and $24.2 million, respectively.
Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements of a contingent tax liability for uncertain tax positions.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 22. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share, or EPS, for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2013	2012	2013	2012
Numerator:
Net income from continuing operations	$387,621	$24,185	$529,960	$76,031
Income (loss) from discontinued operations	1,016	(181)	2,393	(227)
Net income attributable to common stockholders	$388,637	$24,004	$532,353	$75,804
Denominator:
Weighted average common shares outstanding	365,199,790	214,764,586	335,395,275	200,784,364
Weighted average restricted stock shares	389,510	45,993	208,422	48,720
Basic weighted average shares outstanding	365,589,300	214,810,579	335,603,697	200,833,084
Dilutive weighted average warrants	467,903	—	1,073,347	—
Diluted weighted average shares outstanding	366,057,203	214,810,579	336,677,044	200,833,084
Basic Earnings Per Share:
Continuing operations	$1.06	$0.11	$1.58	$0.38
Discontinued operations	—	—	0.01	—
Net income	$1.06	$0.11	$1.59	$0.38
Diluted Earnings Per Share:
Continuing operations	$1.06	$0.11	$1.57	$0.38
Discontinued operations	—	—	0.01	—
Net income	$1.06	$0.11	$1.58	$0.38

During the three and six months ended June 30, 2013, the weighted average market value per share of the Company's common stock was above the exercise price of the warrants, making the warrants dilutive. For the three and six months ended June 30, 2012, the Company assumed that no warrants would be exercised as the weighted average market value per share of the Company's common stock was below the exercise price of the warrants and the warrants would be anti-dilutive.

Note 23. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with the Management Agreement with PRCM Advisers, the Company incurred $12.6 million and $21.7 million as a management fee to PRCM Advisers for the three and six months ended June 30, 2013, respectively, which represents approximately 1.5% of stockholders' equity on an annualized basis as defined by the Management Agreement. However, these fees were reduced by $40,000 and $4.3 million, respectively, on the condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2013 in accordance with the contribution transaction entered into with Silver Bay. See further discussion of this adjustment below. In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $2.5 million and $4.5 million for the three and six months ended June 30, 2013, respectively.
In April 2012, the Company established an accounts payable function and direct relationships with the majority of its third party vendors. The Company will continue to have certain costs allocated to it by PRCM Advisers for compensation, data services and proprietary technology, but most direct expenses with third party vendors are paid directly by the Company.
The Company recognized $975,331 and $998,768 of compensation expense during the three and six months ended June 30, 2013, respectively, related to restricted stock. See Note 19 - Equity Incentive Plan for additional information.
On February 3, 2012, a subsidiary of the Company entered into an acquisition services agreement, a property management agreement and a side letter agreement regarding certain fees with Silver Bay Property Management LLC, which is a joint venture between Provident Real Estate Advisors LLC and an affiliate of PRCM Advisers and Pine River. Under the acquisition services agreement, Silver Bay Property Management assisted the Company's subsidiaries in identifying and acquiring a

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

portfolio of residential real properties in various geographic areas throughout the U.S. Under the property management agreement, Silver Bay Property Management operated, maintained, repaired, managed and leased the residential properties and collected rental income for the benefit of the Company and its subsidiaries. Pursuant to the side letter, the Company's subsidiary was obligated to pay Silver Bay Property Management for various services provided under the acquisition services and property management agreements. For the three and six months ended June 30, 2012, the Company incurred $1.0 million in acquisition fees to Silver Bay Property Management which were capitalized as part of the property acquisition cost. In addition, for the three and six months ended June 30, 2012, the Company incurred $43,114 in property management fees related to Silver Bay Property Management, of which $6,114 were expensed in the condensed consolidated statements of comprehensive (loss) income. The remaining $37,000 were deferred on the condensed consolidated balance sheet as of June 30, 2012 and amortized over the lease period. These agreements were terminated on December 19, 2012 in connection with the contribution of the Company's single family rental property business to Silver Bay Realty Trust Corp., as described below.
On December 19, 2012, the Company completed the contribution of its portfolio of single family rental properties to Silver Bay Realty Trust Corp., a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. The Company contributed its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC to Silver Bay Realty Trust Corp., and in exchange for its contribution, received shares of common stock of Silver Bay Realty Trust Corp. Silver Bay Realty Trust Corp. completed its initial public offering, or IPO, of its common stock on December 19, 2012. See Note 4 - Discontinued Operations for additional information. In connection with the closing of the contribution, the acquisition services agreement, property management agreement and side letter agreement referenced above were each terminated, except for certain designated provisions (e.g., protection of confidential information and indemnification), which the parties agreed would survive the termination. Not included in the gain that was recorded on the contribution in 2012 are certain adjustments to be recognized in 2013. These include an installment sales gain of approximately $4.0 million from Silver Bay Realty Trust Corp., a reduction of 2013 management fees payable to PRCM Advisers of $4.3 million, and an immaterial amount of additional working capital adjustments determined in accordance with the contribution agreement entered into with Silver Bay Realty Trust Corp. Of these amounts, $1.0 million and $2.3 million of the installment sales gain was recorded in gain on contribution of entity within discontinued operations for the three and six months ended June 30, 2013, and the full $4.3 million of the reduction of 2013 management fees payable to PRCM Advisers was recorded within management fees, on the condensed consolidated statements of comprehensive (loss) income for the six months ended June 30, 2013, respectively.

Note 24. Subsequent Events
Events subsequent to June 30, 2013, were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these Condensed Consolidated Financial Statements.

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
We are externally managed and advised by PRCM Advisers LLC, a wholly-owned subsidiary of Pine River Capital Management L.P., or Pine River, a global multi-strategy asset management firm providing comprehensive portfolio management, transparency and liquidity to institutional and high net worth investors.
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
During the three months ended June 30, 2013, we did not significantly modify our RMBS asset allocation between Agency and non-Agency RMBS. The following table provides the RMBS asset allocation between Agency and non-Agency RMBS as of June 30, 2013 and the four immediately preceding period ends:

	As of
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Agency RMBS	80.5%	80.2%	81.0%	83.7%	81.7%
Non-Agency RMBS	19.5%	19.8%	19.0%	16.3%	18.3%

As our RMBS asset allocation shifts, our annualized yields and cost of financing shifts. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts; for example, uncertainty of prepayment speeds, extension risk and credit events.

For the three months ended June 30, 2013, our net interest spread realized on Agency and non-Agency RMBS was lower than prior periods. Based on recent experience, yields and net interest spreads on Agency and non-Agency RMBS securities are generally lower than what we have historically realized in our portfolio. The decrease in yields and net interest spreads across comparative periods is due primarily to the deployment of new capital in both Agency and non-Agency RMBS with lower loss adjusted yields and tighter spreads. The following table provides the average annualized yield on our Agency and non-Agency RMBS for the three months ended June 30, 2013, and the four immediately preceding quarters:

	Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Average annualized yields (1)
Agency RMBS	2.7%	2.9%	2.9%	3.1%	3.3%
Non-Agency RMBS	9.1%	9.2%	9.5%	9.6%	9.6%
Aggregate RMBS	3.7%	4.0%	4.0%	4.2%	4.6%
Cost of financing (2)	1.2%	1.1%	1.1%	1.1%	1.0%
Net interest spread	2.5%	2.9%	2.9%	3.1%	3.6%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

The following table provides the average annualized yield expected on our Agency and non-Agency RMBS as of June 30, 2013, and the four immediately preceding period ends:

	As of
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Average annualized yields (1)
Agency RMBS	2.8%	2.9%	2.9%	2.8%	3.3%
Non-Agency RMBS	9.1%	9.2%	9.4%	9.6%	9.6%
Aggregate RMBS	3.8%	3.8%	4.0%	3.8%	4.5%
Cost of financing (2)	1.2%	1.1%	1.2%	1.1%	1.0%
Net interest spread	2.6%	2.7%	2.8%	2.7%	3.5%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

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
On December 19, 2012, we completed the contribution of our portfolio of single-family rental properties to Silver Bay Realty Trust Corp., or Silver Bay, a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single family residential properties for rental income and long-term capital appreciation. We contributed our equity interests in the wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay, and in exchange for the contribution, received shares of common stock of Silver Bay. Silver Bay completed its initial public offering, or IPO, of its common stock on December 19, 2012. As we will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the three and six months ended June 30, 2013 and 2012.

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

•
changes in the values of securities we own and the impact of adjustments reflecting those changes on our statements of comprehensive (loss) income and balance sheets, including our stockholders' equity;

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

We follow the fair value hierarchy set forth above in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we will attempt to obtain Level 2 inputs, observable market prices in inactive markets or derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs and independent pricing service models to estimate fair value measurements. At June 30, 2013, approximately 91.4% of total assets, or $18.0 billion, and approximately 2.6% of total liabilities, or $409.0 million, consisted of financial instruments recorded at fair value. As of June 30, 2013, we had $439.6 million, or 2.2%, of total assets reported at fair value using Level 3 inputs. See Note 15 - Fair Value to the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.
A significant portion of our assets and liabilities are at fair value and, therefore, our condensed consolidated balance sheets and statements of comprehensive (loss) income are significantly affected by fluctuations in market prices. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. Starting in 2007, markets for asset-backed securities, including RMBS, have experienced severe dislocations. While these market disruptions continue, our assets and liabilities will be subject to valuation adjustment as well as changes in the inputs we use to measure fair value.
For the three and six months ended June 30, 2013, our unrealized fair value gains on interest rate swap and swaption agreements, which are accounted for as derivative trading instruments under GAAP, positively affected our financial results. The change in fair value of the interest rate swaps was a result of the realization of losses on interest rates swaps unwound and subsequent resetting of interest rate swaps at more favorable rates during the three months ended March 31, 2013, combined with changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three months ended June 30, 2013. Our financial results for the three and six months ended June 30, 2013 were negatively affected by unrealized fair value losses on certain U.S. Treasuries classified as trading instruments due to their short-term investment objectives and mortgage loans held-for-sale. For the three and six months ended June 30, 2012, our unrealized fair value losses on interest rate swap and swaption agreements, which are accounted for as derivative trading instruments under GAAP, negatively affected our financial results. The change in fair value of the interest rate swaps was a result of changes to LIBOR, the swap curve, and corresponding counterparty borrowing rates during the three and six months ended June 30, 2012. Our financial results for the three and six months ended June 30, 2012 were negatively affected by unrealized fair value losses on certain U.S. Treasuries classified as trading instruments. In addition, our financial results for the three and six months ended June 30, 2013 and 2012 were affected by the unrealized gains and losses of certain other derivative instruments that were accounted for as trading derivative instruments, i.e., credit default swaps, TBAs, inverse interest-only securities and forward mortgage loan purchase commitments. Any temporary change in the fair value of our available-for-sale securities is recorded as a component of accumulated other comprehensive income and does not impact our earnings.
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

Market Conditions and Outlook
The key macroeconomic factors that impact our business are home prices, interest rates and employment. Home price performance is important to our non-Agency portfolio. We are continuing to see signs of stabilization and improvements in housing prices. Forecasts call for a continuation of home price appreciation over the next several years, albeit at a slower pace than 2012. Despite the improvement in housing prices, loan-to-value ratios remain high and have the effect of limiting a borrower's ability to refinance despite low interest rates and government policy programs that promote refinancing. The low interest rate environment is expected to persist, absent a substantial improvement in economic conditions and employment, influencing funding costs and prepayment speeds. A low Federal Funds Target Rate is expected to benefit funding costs for the next few years. Employment trends have begun to improve; however, current unemployment levels remain stubbornly high. Next to loan-to-value ratios, employment is the most powerful determinant of a homeowner's ongoing likelihood to pay their mortgage.
The first six months of 2013 continued to produce a number of regulatory actions in an effort to stabilize economic conditions and increase liquidity in the financial markets as well as other actions related to the fall-out from the financial and foreclosure crises. Regulatory actions that could affect the value of our RMBS, either positively or negatively, include attempts by the U.S. government to further streamline the refinancing process to allow more borrowers to refinance into lower interest rate mortgage loans; the Federal Housing Finance Agency's announcement that the GSEs will implement a new, streamlined loan modification initiative for borrowers that are 90+ days delinquent; the possibility of an REO-to-rental program supported by the GSEs; an expansion of the HAMP refinancing program to include borrowers whose loans are not in GSE pools; and the Federal Reserve's so-called "Operation Twist." Although interest rates remain low in a historic context, they rose in the second quarter, due in part to improving employment statistics and other economic indicators. Additionally, based on the strength of economic data, the Federal Reserve suggested a potential tapering of RMBS purchases which impacted the market. Separately, the U.S. economy continues to be burdened by the ongoing European debt crisis, elevated unemployment numbers and a struggling housing market, which, despite signs of an approaching recovery, remains weighted with backlogs of homes in the foreclosure process. Meanwhile, mortgage servicers continue to evaluate the impacts of the recent settlement with State Attorneys General over improper servicing and foreclosure practices and the adoption by several states of various legislation aimed at curtailing or modifying foreclosure processes. Events such as these will continue to affect our portfolio.
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
The following table provides the carrying value of our RMBS portfolio by product type:

(dollars in thousands)	June 30, 2013		December 31, 2012
Agency
Fixed Rate	$11,770,146	77.8%	$10,823,674	77.5%
Hybrid ARMs	170,682	1.1%	188,429	1.3%
Total Agency	11,940,828	78.9%	11,012,103	78.8%
Agency Derivatives	241,848	1.6%	301,264	2.2%
Non-Agency
Senior	2,443,731	16.1%	2,132,272	15.3%
Mezzanine	498,963	3.3%	518,466	3.7%
Interest-only securities	8,793	0.1%	4,113	—%
Total Non-Agency	2,951,487	19.5%	2,654,851	19.0%
Total	$15,134,163		$13,968,218

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
The following tables provide the carrying value of our Agency RMBS portfolio by vintage and prepayment protection:

	As of June 30, 2013
	Agency RMBS AFS		Agency Derivatives	Total Agency RMBS
(dollars in thousands)	Fixed Rate	Hybrid ARMs
High LTV (predominantly MHA)	$3,112,951	$—	$—	$3,112,951	26%
$85K Max Pools	2,457,037	—	—	2,457,037	20%
Home equity conversion mortgages	1,836,735	—	—	1,836,735	15%
Other low loan balances	1,706,882	—	—	1,706,882	14%
2006 and subsequent vintages	900,280	38,556	—	938,836	8%
Low FICO	739,034	—	—	739,034	6%
Seasoned (2005 and prior vintages)	304,809	119,736	166,475	591,020	5%
Pre-pay lock-out or penalty-based	499,220	12,390	—	511,610	4%
2006 and subsequent vintages - discount	213,198	—	75,373	288,571	2%
Total	$11,770,146	$170,682	$241,848	$12,182,676	100%

	As of December 31, 2012
	Agency RMBS AFS		Agency Derivatives	Total Agency RMBS
(dollars in thousands)	Fixed Rate	Hybrid ARMs
High LTV (predominantly MHA)	$2,904,683	$—	$—	$2,904,683	27%
$85K Max Pools	2,262,443	—	—	2,262,443	20%
Home equity conversion mortgages	1,906,957	—	—	1,906,957	17%
Other low loan balances	1,720,319	—	—	1,720,319	16%
2006 and subsequent vintages	200,390	44,987	—	245,377	2%
Low FICO	781,855	—	—	781,855	7%
Seasoned (2005 and prior vintages)	345,412	129,940	207,869	683,221	5%
Pre-pay lock-out or penalty-based	541,495	13,502	—	554,997	4%
2006 and subsequent vintages - discount	160,120	—	93,395	253,515	2%
Total	$10,823,674	$188,429	$301,264	$11,313,367	100%

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

The following tables provide discount information on our non-Agency RMBS portfolio:

	As of June 30, 2013
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$3,932,358	$702,444	$359,890	$4,994,692
Unamortized discount
Designated credit reserve	(1,270,976)	(115,631)	—	(1,386,607)
Unamortized net discount	(694,622)	(176,459)	(351,537)	(1,222,618)
Amortized Cost	$1,966,760	$410,354	$8,353	$2,385,467

	As of December 31, 2012
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$3,685,422	$753,084	$65,493	$4,503,999
Unamortized discount
Designated credit reserve	(1,179,811)	(111,135)	—	(1,290,946)
Unamortized net discount	(718,101)	(216,459)	(61,930)	(996,490)
Amortized Cost	$1,787,510	$425,490	$3,563	$2,216,563

Credit losses
Although our Agency portfolio is supported by U.S. Government agency and federally chartered corporation guarantees of payment of principal and interest, we are exposed to credit risk in our non-Agency RMBS portfolio and mortgage loans. However, the credit support built into non-Agency RMBS deal structures is designed to provide a level of protection from potential credit losses for more senior tranches. In addition, the discounted purchase prices paid on our non-Agency RMBS and credit sensitive mortgage loans provide additional insulation from credit losses in the event we receive less than 100% of par on such assets. We evaluate credit risk on our non-Agency investments and credit sensitive mortgage loans through a comprehensive asset selection process, which is predominantly focused on quantifying and pricing credit risk. We evaluate credit risk on our non-Agency investments through a comprehensive asset selection process, which is predominantly focused on quantifying and pricing credit risk, including extensive initial modeling and scenario analysis. We review on an on-going basis our non-Agency RMBS and credit sensitive mortgage loans based on a quantitative and qualitative analysis of the risk-adjusted returns on such investments and through on-going asset surveillance. Specific to our non-Agency RMBS, at purchase, we estimate the portion of the discount we do not expect to recover and factor that into our expected yield and accretion methodology. We may also record an other-than-temporary impairment, or OTTI, for a portion of our investment in a security to the extent we believe that the amortized cost exceeds the present value of expected future cash flows. Nevertheless, unanticipated credit losses could occur, adversely impacting our operating results.
Counterparty exposure and leverage ratio
We monitor counterparty exposure in our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well capitalized organizations and we attempt to manage our cash balances across these organizations to reduce our exposure to a single counterparty.
We had entered into repurchase agreements with 24 counterparties as of June 30, 2013, 20 of which had outstanding balances at June 30, 2013. In addition, we had entered into three facilities that provide short-term financing for our mortgage loan collateral during our aggregation period, two of which had outstanding balances at June 30, 2013. As of June 30, 2013, we had a total consolidated debt to equity ratio of 4.0 times. As of June 30, 2013, we had $917.2 million in cash and cash equivalents, approximately $44.7 million of unpledged Agency securities and derivatives and $634.2 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity on our unpledged RMBS of approximately $398.3 million. We also had approximately $45.0 million of unpledged prime nonconforming residential mortgage loans and $438.2 million of unpledged credit sensitive residential mortgage loans and an overall estimated unused borrowing capacity on unpledged mortgage loans held-for-sale of approximately $281.5 million. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more levered organization.

Summary of Results of Operations and Financial Condition
Our reported GAAP net income attributable to common stockholders was $388.6 million ($1.06 per diluted weighted share) for the three months ended June 30, 2013 as compared to $24.0 million ($0.11 per diluted weighted share) for the three months ended June 30, 2012.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of securities do not impact our GAAP or taxable income but are recognized on our balance sheet as a change in stockholder's equity under “accumulated other comprehensive income.” As a result of this fair value accounting through stockholder's equity, we expect our net income to have less significant fluctuations and result in less GAAP to taxable income timing differences, than if the portfolio were accounted as trading instruments. For the three months ended June 30, 2013 and 2012, net unrealized losses on available-for-sale securities recognized as other comprehensive loss were $534.7 million and net unrealized gains on available-for-sale securities recognized as other comprehensive income were $117.6 million, respectively, which resulted in comprehensive loss of $146.1 million for the three months ended June 30, 2013 as compared to comprehensive income of $141.6 million for the three months ended June 30, 2012.
On June 18, 2013, we declared a cash dividend of $0.31 per diluted share. Our GAAP book value per diluted common share was $10.47 at June 30, 2013, a decrease from $11.54 book value per diluted common share at December 31, 2012.

The following tables present the components of our comprehensive (loss) income for the three and six months ended June 30, 2013 and 2012:

(in thousands, except share data)	Three Months Ended		Six Months Ended
Income Statement Data:	June 30,		June 30,
	2013	2012	2013	2012
Interest income:	(unaudited)		(unaudited)
Available-for-sale securities	$134,651	$104,319	$264,943	$188,533
Trading securities	1,261	1,250	2,525	2,300
Mortgage loans held-for-sale	4,794	126	6,112	195
Mortgage loans held-for-investment in securitization trust	4,369	—	6,023	—
Cash and cash equivalents	250	209	557	377
Total interest income	145,325	105,904	280,160	191,405
Interest expense:
Repurchase agreements	22,553	15,527	45,571	26,994
Collateralized borrowings in securitization trust	2,169	—	2,987	—
Total interest expense	24,722	15,527	48,558	26,994
Net interest income	120,603	90,377	231,602	164,411
Other-than-temporary impairment losses	(1,426)	(4,476)	(1,662)	(8,751)
Other income:
Gain on investment securities	50,863	1,789	77,831	11,720
Gain (loss) on interest rate swap and swaption agreements	259,826	(61,014)	278,798	(77,207)
Gain (loss) on other derivative instruments	62,283	(7,577)	45,621	(16,480)
(Loss) gain on mortgage loans held-for-sale	(35,142)	10	(20,819)	(22)
Other income	1,810	—	8,099	—
Total other income (loss)	339,640	(66,792)	389,530	(81,989)
Expenses:
Management fees	12,591	7,610	17,352	14,353
Securitization deal costs	—	—	2,028	—
Other operating expenses	9,486	3,919	16,047	7,470
Total expenses	22,077	11,529	35,427	21,823
Income from continuing operations before income taxes	436,740	7,580	584,043	51,848
Provision for (benefit from) income taxes	49,119	(16,605)	54,083	(24,183)
Net income from continuing operations	387,621	24,185	529,960	76,031
Income (loss) from discontinued operations	1,016	(181)	2,393	(227)
Net income attributable to common stockholders	$388,637	$24,004	$532,353	$75,804
Basic earnings per weighted average common share:
Continuing operations	$1.06	$0.11	$1.58	$0.38
Discontinued operations	—	—	0.01	—
Net income	$1.06	$0.11	$1.59	$0.38
Diluted earnings per weighted average common share:
Continuing operations	$1.06	$0.11	$1.57	$0.38
Discontinued operations	—	—	0.01	—
Net income	$1.06	$0.11	$1.58	$0.38
Dividends declared per common share	$0.31	$0.40	$0.63	$0.80
Weighted average number of shares of common stock:
Basic	365,589,300	214,810,579	335,603,697	200,833,084
Diluted	366,057,203	214,810,579	336,677,044	200,833,084

(in thousands)	Three Months Ended		Six Months Ended
Income Statement Data:	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Comprehensive (loss) income:
Net income	$388,637	$24,004	$532,353	$75,804
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net	(534,713)	117,604	(430,461)	261,514
Other comprehensive (loss) income	(534,713)	117,604	(430,461)	261,514
Comprehensive (loss) income	$(146,076)	$141,608	$101,892	$337,318

(in thousands)	June 30, 2013	December 31, 2012
Balance Sheet Data:
	(unaudited)

Available-for-sale securities	$14,892,315	$13,666,954
Total assets	$19,640,751	$16,813,944
Repurchase agreements	$14,903,155	$12,624,510
Total stockholders' equity	$3,834,123	$3,450,577

Results of Operations
The following analysis focuses on the results generated during the three and six months ended June 30, 2013 and 2012.
Interest Income and Average Portfolio Yield
For the three and six months ended June 30, 2013, we recognized $134.7 million and $264.9 million, respectively, of interest income from our Agency and non-Agency RMBS AFS portfolio. Our RMBS AFS portfolio's average amortized cost of securities was approximately $14.6 billion and $13.9 billion for the three and six months ended June 30, 2013, resulting in an annualized net yield of approximately 3.7% and 3.8%, respectively. For the three and six months ended June 30, 2012, we recognized $104.3 million and $188.5 million, respectively, of interest income from our Agency and non-Agency RMBS AFS portfolio. Our RMBS AFS portfolio's average amortized cost of securities was approximately $9.5 billion and $8.4 billion for the three and six months ended June 30, 2012, resulting in an annualized net yield of approximately 4.4% and 4.5%, respectively.
For the three and six months ended June 30, 2013, we recognized $46.8 million and $84.9 million, respectively, of net premium amortization on our Agency RMBS AFS, including our interest-only securities. This resulted in an overall net asset yield of approximately 2.7% and 2.8%, respectively, excluding inverse interest-only securities which are accounted for as derivatives. For the three and six months ended June 30, 2013, we recognized $37.2 million and $72.5 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 9.1% for both periods. For the three and six months ended June 30, 2012, we recognized $31.0 million and $54.0 million, respectively, of net premium amortization on our Agency RMBS AFS, including our interest-only securities. This resulted in an overall net asset yield of approximately 3.0% and 3.1%, respectively, excluding inverse interest-only securities which are accounted for as derivatives. For the three and six months ended June 30, 2012, we recognized $34.1 million and $63.0 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 9.6% and 9.7%, respectively. The decrease in gross and net yields across comparative periods is due primarily to the deployment of new capital in both Agency and non-Agency RMBS AFS with lower loss adjusted yields.

The following tables present the components of the net yield earned by investment type on our RMBS AFS portfolio as a percentage of our average amortized cost of securities (ratios for the periods have been annualized):

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Agency	Non-Agency	Consolidated	Agency	Non-Agency	Consolidated
Gross Yield/Stated Coupon	4.2%	2.7%	4.0%	4.2%	2.8%	4.0%
Net (Premium Amortization)/Discount Accretion	(1.5)%	6.4%	(0.3)%	(1.4)%	6.3%	(0.2)%
Net Yield (1)	2.7%	9.1%	3.7%	2.8%	9.1%	3.8%

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Agency	Non-Agency	Consolidated	Agency	Non-Agency	Consolidated
Gross Yield/Stated Coupon	4.7%	2.7%	4.3%	4.7%	2.8%	4.3%
Net (Premium Amortization)/Discount Accretion	(1.7)%	6.9%	0.1%	(1.6)%	6.9%	0.2%
Net Yield (1)	3.0%	9.6%	4.4%	3.1%	9.7%	4.5%
____________________

(1)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following tables provide the components of interest income and net asset yield by investment type on our RMBS AFS portfolio:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average amortized cost	$12,216,046	$2,358,645	$14,574,691	$11,642,500	$2,300,230	$13,942,730
Coupon interest	128,136	16,119	144,255	245,496	31,853	277,349
Net (premium amortization)/discount accretion	(46,825)	37,221	(9,604)	(84,917)	72,511	(12,406)
Interest income	$81,311	$53,340	$134,651	$160,579	$104,364	$264,943
Net asset yield	2.7%	9.1%	3.7%	2.8%	9.1%	3.8%

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average amortized cost	$7,503,643	$1,984,559	$9,488,202	$6,522,125	$1,835,357	$8,357,482
Coupon interest	87,616	13,570	101,186	153,795	25,680	179,475
Net (premium amortization)/discount accretion	(30,988)	34,121	3,133	(53,960)	63,018	9,058
Interest income	$56,628	$47,691	$104,319	$99,835	$88,698	$188,533
Net asset yield	3.0%	9.6%	4.4%	3.1%	9.7%	4.5%

For the three and six months ended June 30, 2013, we recognized $1.3 million and $2.5 million of interest income, respectively, associated with our trading U.S. Treasuries, or approximately 0.5% and 0.5% annualized net yield on average amortized cost. Additionally, for the three and six months ended June 30, 2013, we recognized $4.8 million and $6.1 million of interest income, respectively, associated with our mortgage loans held-for-sale, or approximately 4.7% and 4.9% annualized net yield on average carrying value. For the three and six months ended June 30, 2013, we also recognized $4.4 million and $6.0 million of interest income associated with our mortgage loans held-for-investment in securitization trust, or approximately 4.1% and 4.1% annualized net yield on average carrying value. For the three and six months ended June 30, 2012, we recognized $1.3 million and $2.3 million of interest income, respectively, associated with our trading U.S. Treasuries, or approximately 0.5% annualized net yield on average amortized cost for both periods. Additionally, for the three and six months ended June 30, 2012, we recognized $0.1 million and $0.2 million of interest income, respectively, associated with our mortgage loans held-for-sale, or approximately 4.7% and 4.7% annualized net yield on average carrying value.
Interest Expense and the Cost of Funds
For the three and six months ended June 30, 2013, we recognized $21.4 million and $43.0 million, respectively, in interest expense on our borrowed funds collateralized by RMBS AFS. For the same three and six month periods, our average outstanding balance under repurchase agreements to fund RMBS AFS was approximately $13.1 billion and $12.6 billion, respectively, an increase from second quarter 2012 due to our increased capital base. The average cost of funds, excluding interest spread expense associated with interest rate swaps, for the three and six months ended June 30, 2013, was 0.7% for both periods. For the three and six months ended June 30, 2012, we recognized $14.4 million and $25.1 million, respectively, in interest expense on our borrowed funds collateralized by RMBS AFS. For the same three and six month periods, our average outstanding balance under repurchase agreements to fund RMBS AFS was approximately $8.3 billion and $7.3 billion, respectively, resulting in an average cost of funds on our RMBS AFS, excluding interest spread expense associated with interest rate swaps, of 0.7% for both periods.
For the three and six months ended June 30, 2013, we recognized $0.9 million and $2.0 million, respectively, of interest expense associated with the financing of our U.S. Treasuries and Agency inverse interest-only derivatives, or an average cost of funds of approximately 0.3% for both periods. Additionally, for the three and six months ended June 30, 2013, we recognized $0.2 million and $0.5 million, respectively, of interest expense associated with the financing of our mortgage loans held-for-sale, or an average cost of funds of approximately 2.7% and 2.6%. For the three and six months ended June 30, 2013, we also recognized $2.2 million and $3.0 million, respectively, of interest expense associated with the financing of our mortgage loans held-for-investment in securitization trust, or an average cost of funds of approximately 2.2% for both periods. The additional funds borrowed during the six months ended June 30, 2013, resulted in a total consolidated debt-to-equity ratio of 4.0:1.0. For the three and six months ended June 30, 2012, we recognized $1.1 million and $1.9 million, respectively, of interest expense associated with the financing of our U.S. Treasuries and Agency inverse interest-only derivatives, or an average cost of funds of approximately 0.4% and 0.3%. Additionally, for the three and six months ended June 30, 2012, we recognized $40,830 and $83,236, respectively, of interest expense associated with the financing of our mortgage loans held-for-sale, or an average cost of funds of approximately 3.1% and 3.2%. The additional funds borrowed during the six months ended June 30, 2012, resulted in a total consolidated debt-to-equity ratio of 4.8:1.0.
Net Interest Income
For the three and six months ended June 30, 2013, net interest income on our RMBS AFS portfolio was $113.3 million and $221.9 million, respectively, resulting in a net interest spread of approximately 3.0% and 3.1%, respectively. For the three and six months ended June 30, 2012, net interest income on our RMBS AFS portfolio was $89.9 million and $163.5 million, respectively, resulting in a net interest spread of approximately 3.7% and 3.8%, respectively. The decrease in net interest spread across comparative periods is due primarily to the deployment of new capital in both Agency and non-Agency RMBS AFS with lower loss adjusted yields and tighter spreads.

The following table provides the interest income and expense incurred in the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(dollars in thousands)	Agency(1)	Non-Agency	Total	Agency(1)	Non-Agency	Total
Average available-for-sale securities held (2)	$12,216,046	$2,358,645	$14,574,691	$11,642,500	$2,300,230	$13,942,730
Total interest income	$81,311	$53,340	$134,651	$160,579	$104,364	$264,943
Yield on average investment securities	2.7%	9.1%	3.7%	2.8%	9.1%	3.8%
Average balance of repurchase agreements	$11,849,280	$1,254,343	$13,103,623	$11,288,756	$1,274,469	$12,563,225
Total interest expense (3) (4)	$14,037	$7,356	$21,393	$27,867	$15,171	$43,038
Average cost of funds (4)	0.5%	2.3%	0.7%	0.5%	2.4%	0.7%
Net interest income	$67,274	$45,984	$113,258	$132,712	$89,193	$221,905
Net interest rate spread	2.2%	6.8%	3.0%	2.3%	6.7%	3.1%

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(dollars in thousands)	Agency(1)	Non-Agency	Total	Agency(1)	Non-Agency	Total
Average available-for-sale securities held (2)	$7,503,643	$1,984,559	$9,488,202	$6,522,125	$1,835,357	$8,357,482
Total interest income	$56,628	$47,691	$104,319	$99,835	$88,698	$188,533
Yield on average investment securities	3.0%	9.6%	4.4%	3.1%	9.7%	4.5%
Average balance of repurchase agreements	$7,255,312	$1,073,773	$8,329,085	$6,309,389	$978,478	$7,287,867
Total interest expense (3) (4)	$8,215	$6,189	$14,404	$13,759	$11,294	$25,053
Average cost of funds (4)	0.5%	2.3%	0.7%	0.4%	2.3%	0.7%
Net interest income	$48,413	$41,502	$89,915	$86,076	$77,404	$163,480
Net interest rate spread	2.5%	7.3%	3.7%	2.7%	7.4%	3.8%
____________________

(1)
Excludes inverse interest-only securities which are classified as derivatives under U.S. GAAP. For the three and six months ended June 30, 2013, our average annualized yield on our Agency RMBS, including inverse interest-only securities, was 2.7% and 2.8%, respectively, compared to 3.3% and 3.4% for the same periods in 2012.

(2)	Excludes change in realized and unrealized gains/(losses).

(3)	Cost of funds by investment type is based on the underlying investment type of the RMBS AFS assigned as collateral.

(4)
Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with GAAP, those costs are included in loss on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive (loss) income. For the three and six months ended June 30, 2013, our average cost of funds, including interest spread expense associated with interest rate swaps and including inverse interest-only securities (see footnote 1 above), was 1.2% and 1.2%, respectively, compared to 1.0% and 1.0% for the same periods in 2012.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three and six months ended June 30, 2013, we recognized $1.4 million and $1.7 million of OTTI losses, respectively, compared to $4.5 million and $8.8 million for the three and six months ended June 30, 2012. The decrease in OTTI during the three and six months ended June 30, 2013, compared to the same periods in 2012, was generally driven by recovery in the non-Agency market from June 30, 2012 to June 30, 2013. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 5 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements.
Gain on Investment Securities
During the three and six months ended June 30, 2013, we sold AFS securities for $189.7 million and $986.4 million with an amortized cost of $137.3 million and $915.0 million, for a net realized gain of $52.4 million and $71.4 million, respectively.

We did not sell any U.S. Treasuries during the three and six months ended June 30, 2013. During the three and six months ended June 30, 2012, we sold AFS and trading securities for $1.0 billion and $1.2 billion with an amortized cost of $1.0 billion and $1.2 billion, for a net realized gain of $0.6 million and $11.7 million, respectively, which included sales of U.S. Treasuries with an amortized cost of $1.0 billion and $1.0 billion for the three and six months ended June 30, 2012. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that our management believes have higher risk-adjusted returns.
For both the three and six months ended June 30, 2013, trading securities experienced change in unrealized losses of $1.6 million. For the three and six months ended June 30, 2012, trading securities experienced change in unrealized gains of $1.2 million and unrealized losses of $10,934, respectively.
On March 18, 2013, we declared a special dividend pursuant to which the 17,824,647 shares of Silver Bay common stock would be distributed, on a pro rata basis, to our stockholders of record at the close of business on April 2, 2013. The dividend was payable on or about April 24, 2013. As a result, we recognized $13.7 million of realized gains on distribution as well as $13.7 million and $5.9 million of change in unrealized losses within gain on investment securities for the three and six months ended June 30, 2013, respectively. Also included in gain on investment securities for the six months ended June 30, 2013, is $0.2 million in dividend income from Silver Bay's $0.01 per share dividend declared on March 21, 2013.
Gain (Loss) on Interest Rate Swap and Swaption Agreements
For the three and six months ended June 30, 2013, we recognized $19.4 million and $33.4 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from generally paying a fixed interest rate on an average $17.7 billion and $16.3 billion notional, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest. For the three and six months ended June 30, 2012, we recognized $7.7 million and $12.4 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from generally paying a fixed interest rate on an average $8.2 billion and $7.3 billion notional, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest.
During the three and six months ended June 30, 2013, we terminated, had agreements mature or had options expire on three and 72 interest rate swap and swaption positions of $0.3 billion and $8.5 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $17.2 million in full settlement of our net interest spread liability and recognized $4.0 million and $62.7 million in realized losses on the swaps and swaptions, respectively, including early termination penalties. During the three and six months ended June 30, 2012, we terminated, had agreements mature or had options expire on eight and 19 interest rate swap and swaption positions of $2.0 billion and $2.9 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $1.0 million and $1.5 million in full settlement of our net interest spread liability and recognized $7.3 million and $18.5 million in realized losses on the swaps and swaptions, respectively, including early termination penalties. We elected to terminate certain swaps to reduce our cost of financing and align with our investment portfolio.
Also included in our financial results for the three and six months ended June 30, 2013, was the recognition of a change in unrealized valuation gains of $283.2 million and $374.9 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. For the three and six months ended June 30, 2012, we recognized changes in unrealized valuation losses of $46.1 million and $46.3 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. The change in fair value of interest rate swaps was a result of the realization of losses on interest rates swaps unwound and subsequent resetting of interest rate swaps at more favorable rates during the three months ended March 31, 2013, combined with changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three months ended June 30, 2013. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains are generally offset by unrealized losses in our Agency RMBS AFS portfolio, which are recorded directly to stockholders' equity through other comprehensive (loss) income.
The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net interest spread	$(19,395)	$(7,655)	$(33,411)	$(12,371)
Early termination and option expiration losses	(3,983)	(7,275)	(62,675)	(18,540)
Change in unrealized gain (loss) on interest rate swap and swaption agreements, at fair value	283,204	(46,084)	374,884	(46,296)
Gain (loss) on interest rate swap and swaption agreements	$259,826	$(61,014)	$278,798	$(77,207)

Gain (Loss) on Other Derivative Instruments
Included in our financial results for the three and six months ended June 30, 2013, was the recognition of $62.3 million and $45.6 million of losses, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs and inverse interest-only securities. Included within the results for the three and six months ended June 30, 2013, we recognized $2.3 million and $6.8 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $282.6 million and $277.2 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. As these derivative instruments are considered trading instruments, our financial results include both realized and unrealized gains (losses) associated with these instruments.
Included in our financial results for the three and six months ended June 30, 2012, was the recognition of $7.6 million and $16.5 million of losses, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs and inverse interest-only securities. Included within the results for the three and six months ended June 30, 2012, we recognized $7.6 million and $14.3 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $255.5 million and $220.6 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments.
(Loss) Gain on Mortgage Loans Held-for-Sale
For the three and six months ended June 30, 2013, we recorded losses on mortgage loans held-for-sale of $35.1 million and $20.8 million, respectively. Included within the results for the three and six months ended June 30, 2013, we recognized $14.8 million and $0.8 million of losses on mortgage loans held-for-sale and $20.3 million and $20.0 million of losses on commitments to purchase mortgage loans held-for-sale, respectively.
For the three and six months ended June 30, 2012, we recorded a gain on mortgage loans held-for-sale of $9,465 and a loss on mortgage loans held-for-sale of $22,334, respectively. Included within the results for the three and six months ended June 30, 2012, we recognized $48,219 and $3,736 of gains on mortgage loans held-for-sale and $38,753 and $26,069 of losses on commitments to sell mortgage loans held-for-sale, respectively.
Other Income
For the three and six months ended June 30, 2013, we recorded other income of $1.8 million and $8.1 million, which includes $16.8 million and $24.8 million in unrealized losses on mortgage loans held-for-investment in securitization trust and $18.3 million and $32.6 million in unrealized gains on collateralized borrowings in securitization trust. Also included in other income for both the three and six months ended June 30, 2013 is servicing fee income and change in unrealized losses related to mortgage servicing rights.
Management Fees
We incurred management fees of $12.6 million and $21.7 million, respectively, for the three and six months ended June 30, 2013 and $7.6 million and $14.4 million for the three and six months ended June 30, 2012, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders' equity with certain adjustments outlined in the management agreement. However, these fees were reduced by $40,000 and $4.3 million, respectively, on the condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2013, in accordance with the contribution transaction entered into with Silver Bay. See further discussion of this adjustment in Note 23 - Related Party Transactions of the notes to the condensed consolidated financial statements.
Securitization Deal Costs
For the six months ended June 30, 2013, we recognized $2.0 million in upfront costs related to the subordinated debt and excess servicing rights acquired from a securitization trust issued by a third party, which was paid upon settlement of the acquisition. These costs are included when evaluating the economics of a securitization; however, the election of the fair value option for the assets and liabilities held in the securitization trust requires the expense to be recognized upfront on the condensed consolidated statements of comprehensive (loss) income.
Other Operating Expenses
For the three and six months ended June 30, 2013, we recognized $9.5 million and $16.0 million, respectively, of other operating expenses, which represents an annualized expense ratio of 0.9% and 0.8% of average equity, compared to $3.9 million and $7.5 million of expenses, which represents an annualized expense ratio of 0.7% and 0.8% of average equity, for the same periods in 2012. The increase of our operating expense ratio resulted primarily from an increase in expenses related to mortgage loan activities.
Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three and six months ended June 30, 2013, these direct and allocated costs totaled approximately $2.5 million and $4.5 million, compared to $1.7 million and $6.1 million of costs for the same periods in 2012. Included in these reimbursed costs was compensation paid to our executive officers, including our principal financial officer and general counsel of $0.2 million and $0.4 million for the three and six months ended June 30, 2013 and $0.1 million and $0.2 million for the three and six months ended June 30, 2012. The allocation of compensation paid to our principal financial officer and general counsel is based on time spent overseeing our company's activities in accordance with the management agreement. Equity based compensation expense for both the three and six months ended June 30, 2013 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the restated equity incentive plan (see discussion in Note 19 - Equity Incentive Plan), including our chief executive officer, chief investment officer, principal financial officer and general counsel of $0.3 million.
In April 2012, we established an accounts payable function and direct relationships with the majority of our third party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services and proprietary technology, but most of our expenses with third party vendors are paid directly by us.
Income Taxes
For the three and six months ended June 30, 2013, we recognized a provision for income taxes of $49.1 million and $54.1 million, respectively, which was primarily incurred due to income generated from derivative instruments held in our TRSs. For the three and six months ended June 30, 2012 we recognized a benefit from income taxes of $16.6 million and $24.2 million, respectively. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.

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
The tables below summarize certain characteristics of our Agency RMBS AFS securities at June 30, 2013:

	June 30, 2013
(dollars in thousands, except purchase price)	Principal/Current Face	Net (Discount)/ Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$11,049,746	$799,709	$11,849,455	$84,027	$(392,830)	$11,540,652	4.05%	$107.98
Hybrid/ARM	161,036	8,164	169,200	1,818	(336)	170,682	3.74%	$106.24
Total P&I Securities	11,210,782	807,873	12,018,655	85,845	(393,166)	11,711,334	4.04%	$107.96
Interest-only securities
Fixed	766,034	(687,812)	78,222	10,839	(2,815)	86,246	4.30%	$13.23
Fixed Other (1)	1,814,450	(1,670,476)	143,974	4,787	(5,513)	143,248	1.68%	$9.37
Total	$13,791,266	$(1,550,415)	$12,240,851	$101,471	$(401,494)	$11,940,828
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

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of June 30, 2013, on an annualized basis, was 8.3%.

The following table summarizes the number of months until the next re-set for our floating or adjustable rate Agency RMBS AFS mortgage portfolio at June 30, 2013:

(in thousands)	Carrying Value
0-12 months	$161,450
13-36 months	3,925
37-60 months	5,307
Greater than 60 months	—
Total	$170,682

Non-Agency RMBS
Our non-Agency RMBS portfolio is comprised of senior and mezzanine tranches of mortgage-backed securities. The following tables provide investment information on our non-Agency RMBS as of June 30, 2013:

	As of June 30, 2013
(in thousands)	Principal/current face	Accretable purchase discount	Credit reserve purchase discount	Amortized cost	Unrealized gain	Unrealized loss	Carrying value
Principal and interest securities:
Senior	$3,932,358	$(694,622)	$(1,270,976)	$1,966,760	$483,675	$(6,704)	$2,443,731
Mezzanine	702,444	(176,459)	(115,631)	410,354	92,912	(4,303)	498,963
Total P&I Securities	4,634,802	(871,081)	(1,386,607)	2,377,114	576,587	(11,007)	2,942,694
Interest-only securities	359,890	(351,537)	—	8,353	564	(124)	8,793
Total	$4,994,692	$(1,222,618)	$(1,386,607)	$2,385,467	$577,151	$(11,131)	$2,951,487

The majority of our non-Agency RMBS were rated at June 30, 2013. Note that credit ratings are based on the par value of the non-Agency RMBS, whereas the distressed non-Agency RMBS assets in our portfolio were acquired at a heavily discounted price. The following table summarizes the credit ratings of our non-Agency RMBS portfolio as of June 30, 2013:

June 30, 2013
AAA	—%
AA	—%
A	—%
BBB	0.4%
BB	1.1%
B	8.1%
Below B	85.9%
Not rated	4.5%
Total	100.0%

Our non-Agency RMBS portfolio has increased approximately 1.5 times since June 30, 2012. However, our allocation of non-Agency RMBS to subprime securities has increased only slightly from 84.0% at June 30, 2012 to 87.1% at June 30, 2013. As a result, our designated credit reserve as a percentage of total discount and total face value has remained relatively constant (as disclosed in Note 5 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements). When focused on principal and interest securities, from June 30, 2012 to June 30, 2013, our designated credit reserve as a percentage of total discount increased minimally from 60.1% to 61.4% and our designated credit reserve as a percentage of total face value decreased slightly from 30.8% to 27.8%. As our allocation of non-Agency RMBS to subprime securities has remained relatively stable over the period from June 30, 2012 to June 30, 2013, we believe these comparable portfolio metrics are reflective of our consistent investment profile, regardless of portfolio growth.

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
The following tables present certain information detailed by investment type and their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at June 30, 2013:

	At June 30, 2013
Non-Agency Principal and Interest (P&I) RMBS Characteristics	Senior Bonds	Mezzanine Bonds	Total P&I Bonds
Carrying Value (in thousands)	$2,443,731	$498,963	$2,942,694
% of Non-Agency Portfolio	83.0%	17.0%	100.0%
Average Purchase Price (1)	$51.08	$57.45	$52.16
Average Coupon	1.8%	1.4%	1.7%
Average Fixed Coupon	5.5%	5.6%	5.5%
Average Floating Coupon	1.0%	1.2%	1.1%
Average Hybrid Coupon	4.4%	—%	4.4%
Collateral Attributes
Avg Loan Age (months)	81	100	85
Avg Loan Size (in thousands)	$246	$189	$237
Avg Original Loan-to-Value	77.0%	75.5%	76.7%
Avg Original FICO (2)	616	637	620
Current Performance
60+ day delinquencies	35.1%	30.0%	34.2%
Average Credit Enhancement (3)	11.4%	26.2%	13.9%
3-Month CPR (4)	3.6%	5.9%	4.0%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total non-Agency RMBS, excluding our non-Agency interest-only portfolio, would be $47.62, $55.39, and $48.80, respectively, at June 30, 2013.

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

Non-Agency RMBS Characteristics	June 30, 2013
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Prime	$39,278	1.6%	$12,593	2.5%	$51,871	1.8%
Alt-A	93,499	3.8%	25,139	5.0%	118,638	4.0%
POA	200,725	8.2%	9,418	1.9%	210,143	7.1%
Subprime	2,110,229	86.4%	451,813	90.6%	2,562,042	87.1%
	$2,443,731	100.0%	$498,963	100.0%	$2,942,694	100.0%

Non-Agency RMBS Characteristics	June 30, 2013
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Coupon Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$389,275	15.9%	$18,745	3.8%	$408,020	13.9%
Hybrid or Floating	2,054,456	84.1%	480,218	96.2%	2,534,674	86.1%
	$2,443,731	100.0%	$498,963	100.0%	$2,942,694	100.0%

Non-Agency RMBS Characteristics	June 30, 2013
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Origination Year	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
2006+	$1,951,144	79.8%	$40,271	8.1%	$1,991,415	67.7%
2002-2005	488,785	20.0%	451,923	90.5%	940,708	31.9%
Pre-2002	3,802	0.2%	6,769	1.4%	10,571	0.4%
	$2,443,731	100.0%	$498,963	100.0%	$2,942,694	100.0%

Trading Securities, at Fair Value
We hold U.S. Treasuries in a taxable REIT subsidiary and classify these securities as trading instruments due to short-term investment objectives. As of June 30, 2013, we held U.S. Treasuries with an amortized cost of $1.0 billion and a fair value of $1.0 billion classified as trading securities. The unrealized gains included within trading securities were $3.5 million as of June 30, 2013.
Mortgage Loans Held-for-Sale, at Fair Value
In late 2011, we began acquiring prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions with whom we have chosen to build strategic relationships, including those with a nationwide presence. As of June 30, 2013, we held prime nonconforming residential mortgage loans with a carrying value of $520.0 million and have outstanding purchase commitments to acquire an additional $29.2 million. Our intention in the future is to securitize these loans and/or exit through a whole loan sale.
In early 2013, we began acquiring credit sensitive loans, or CSLs, which are loans that are currently performing, but where the borrower has previously experienced payment delinquencies and is more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default than on newly originated mortgage loans. As of June 30, 2013, we had acquired credit sensitive residential mortgage loans with a carrying value of $438.2 million. Our intention in the future is to either securitize these loans or hold them in an alternative financing structure.
The following table presents our mortgage loans held-for-sale portfolio by loan type as of June 30, 2013:

	June 30, 2013
(in thousands)	Unpaid Principal Balance	Fair Value - Purchase Price	Fair Value - Unrealized	Carrying Value
Prime nonconforming residential mortgage loans	$528,067	$(5,872)	$(2,187)	$520,008
Credit sensitive residential mortgage loans	573,322	(136,303)	1,174	438,193
Mortgage loans held-for-sale	$1,101,389	$(142,175)	$(1,013)	$958,201

Mortgage Loans Held-for-Investment in Securitization Trust, at Fair Value
During the six months ended June 30, 2013, we purchased subordinated debt and excess servicing rights from a securitization trust issued by a third party. The underlying residential mortgage loans held at the trust, which are consolidated on the Company's condensed consolidated balance sheet, are classified as mortgage loans held-for-investment in securitization trust and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the Condensed

Consolidated Financial Statements for additional information regarding consolidation of the securitization trust. As of June 30, 2013 the mortgage loans held-for-investment in securitization trust had a carrying value of $401.3 million.
Repurchase Agreements
Our borrowings consist primarily of repurchase agreements collateralized by our pledge of AFS and trading securities, derivative instruments, mortgage loans and certain cash balances. Substantially all of our Agency RMBS AFS are currently pledged as collateral, and the majority of our non-Agency RMBS have been pledged. As of June 30, 2013, our debt-to-equity ratio was 4.0:1.0, including the debt collateralized by our U.S. Treasuries, residential mortgage loans and Agency derivatives. Our debt-to-equity ratio for RMBS, mortgage loans held-for-sale and Agency derivatives only was 3.6:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
As of June 30, 2013, the term to maturity of our borrowings ranged from nine days to over 36 months. The weighted average original term to maturity of our borrowings collateralized by RMBS and mortgage loans was 86 days at June 30, 2013. At June 30, 2013, the weighted average cost of funds for all our repurchase agreements was 0.67%.

(dollars in thousands)	June 30, 2013			December 31, 2012
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
U.S. Treasuries	$1,000,000	0.08%	0.3%	$997,500	0.30%	0.5%
Agency RMBS AFS	11,828,514	0.46%	5.4%	10,171,385	0.54%	5.6%
Non-Agency RMBS	1,421,285	2.23%	34.7%	1,177,675	2.50%	35.5%
Agency derivatives	219,235	1.07%	27.3%	228,241	1.16%	26.5%
Mortgage loans held-for-sale	434,121	2.69%	10.2%	49,709	2.46%	10.8%
Total	$14,903,155	0.67%	8.3%	$12,624,510	0.72%	8.4%

The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of repurchase agreements for the three months ended June 30, 2013, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average Repurchase Balances (1)	End of Period Balance Repurchase Agreements (1)	Maximum Balance of Any Month-End for Repurchase Agreements (1)	Repurchase Agreements to Equity Ratio
For the Three Months Ended June 30, 2013	$13,362,585	$13,903,155	$13,903,155	3.6	:1.0	(2)
For the Three Months Ended March 31, 2013	$12,287,326	$12,439,565	$12,460,525	3.1	:1.0	(3)
For the Three Months Ended December 31, 2012	$12,725,330	$11,627,010	$13,073,597	3.4	:1.0	(4)
For the Three Months Ended September 30, 2012	$11,271,401	$13,036,827	$13,036,827	3.8	:1.0	(5)
For the Three Months Ended June 30, 2012	$8,526,166	$9,440,941	$9,440,941	4.3	:1.0
____________________

(1)
Includes repurchase agreements collateralized by RMBS AFS, residential mortgage loans held-for-sale and Agency derivatives and excludes repurchase agreements collateralized by U.S. Treasuries and collateralized borrowings in securitization trust.

(2)
Due to the rising rate environment during the three months ended June 30, 2013, we reduced leverage on our Agency RMBS and held a higher amount of cash on hand in order to protect stockholders' equity from a near term widening of spreads and rates in the marketplace. However, over a longer timeframe, we will likely continue to target an overall debt-to-equity ratio of 4.0:1.0 to 4.5:1.0.

(3)
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

(5)
In September 2012, warrantholders exercised 16.2 million shares generating proceeds of $175.7 million, which were invested on a leveraged basis. With a higher targeted allocation to Agency RMBS and residential properties for additional capital, we targeted a fully deployed debt-to-equity ratio of 4.0:1.0 to 4.5:1.0.

Collateralized Borrowings in Securitization Trust, at Fair Value
During the six months ended June 30, 2013, we purchased subordinated debt and excess servicing rights from a securitization trust issued by a third party. The underlying debt held at the trust, which is consolidated on the Company's condensed consolidated balance sheet, is classified as collateralized borrowings in securitization trust and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the Condensed Consolidated Financial Statements for additional information regarding consolidation of the securitization trust. As of June 30, 2013, the collateralized borrowings in securitization trust had a carrying value of $363.0 million with a weighted average interest rate of 2.2%. The stated maturity dates for all collateralized borrowings are greater than five years from June 30, 2013.
Equity
As of June 30, 2013, our stockholders' equity was $3.8 billion and our diluted book value per share was $10.47. As of March 31, 2013, our stockholders' equity was $4.1 billion and our diluted book value per share was $11.19.
The following table provides details of our changes in stockholders' equity from March 31, 2013 to June 30, 2013:

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Book Value Per Common Share
Stockholders' equity at March 31, 2013 - basic	$4,065.1	362.1	$11.23
GAAP net income:
Core Earnings, net of tax benefit of $0.2 million (1)	78.1
Realized gains, net of tax expense of $8.9 million	83.4
Unrealized mark-to-market gains, net of tax expense of $40.4 million	226.1
Discontinued operations	1.0
Total GAAP net income	388.6
Other comprehensive loss	(534.7)
Dividend declaration	(113.4)
Other	1.0	1.0
Balance before capital transactions	3,806.6	363.1
Repurchase of common stock	(10.5)	(1.0)
Net proceeds from issuance of common stock	0.2	0.1
Proceeds from issuance of common stock through warrant exercise	37.8	3.5
Stockholders' equity at June 30, 2013 - basic	3,834.1	365.7	10.48
Warrants outstanding (2)	—	0.3	(0.01)
Stockholders' equity at June 30, 2013 - diluted	$3,834.1	366.0	$10.47
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

(2)	Using the treasury stock method, 0.3 million shares would be considered outstanding and dilutive to book value per share at June 30, 2013.

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
As of June 30, 2013, we held $0.9 billion in cash and cash equivalents available to support our operations, $18.0 billion of AFS, trading securities, equity securities, mortgage loans held-for-sale, mortgage loans held-for-investment in securitization trust, and derivative assets held at fair value, and $15.3 billion of outstanding debt in the form of repurchase agreements and collateralized borrowings in securitization trust (excludes $62.8 million in payables to broker counterparties for unsettled security purchases). During the three months ended June 30, 2013, our debt-to-equity ratio increased from 3.4:1.0 to 4.0:1.0, including monies borrowed to finance our investment in U.S. Treasuries and collateralized borrowings in securitization trust. The debt-to-equity ratio funding our RMBS AFS, mortgage loans held-for-sale, and Agency derivatives increased from 3.1:1.0 to 3.6:1.0 as we continued to deploy proceeds from our stock offering and warrant exercises. We believe the debt-to-equity ratio funding our RMBS AFS, mortgage loans held-for-sale and Agency derivatives is the most meaningful debt-to-equity measure as U.S. Treasuries are viewed to be highly liquid in nature and collateralized borrowings on mortgage loans held-for-investment in securitization trust represents term financing with no stated maturity.
As of June 30, 2013, we had approximately $44.7 million of unpledged Agency RMBS AFS and Agency derivatives and $634.2 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity on unpledged RMBS of approximately $398.3 million. We also had approximately $45.0 million of unpledged prime nonconforming residential mortgage loans and $438.2 million of unpledged credit sensitive residential mortgage loans and an overall estimated unused borrowing capacity on unpledged mortgage loans held-for-sale of approximately $281.5 million. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
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
As of June 30, 2013, we have master repurchase agreements in place with 24 counterparties, the majority of which are U.S. domiciled financial institutions, and we continue to evaluate further counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our counterparties (lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
The following table summarizes our repurchase agreements and counterparty geographical concentration at June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$8,982,439	$791,280	49.8%	$7,550,085	$958,119	57.4%
Europe (2)	3,817,889	679,910	42.8%	3,032,331	593,184	35.6%
Asia (2)	2,102,827	118,005	7.4%	2,042,094	116,245	7.0%
Total	$14,903,155	$1,589,195	100.0%	$12,624,510	$1,667,548	100.0%
____________________

(1)
Represents the net carrying value of the securities or mortgage loans sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. At June 30, 2013 and December 31, 2012, we had $62.8 million and $291.7 million, respectively, in payables due to broker counterparties for unsettled security purchases. The payables are not included in the amounts presented above.

(2)	Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

In addition to our master repurchase agreements to fund RMBS, we have entered into three facilities that provide short-term financing for our mortgage loan collateral during our aggregation period. An overview of the facilities is presented in the table below:

(dollars in thousands)
As of June 30, 2013
Expiration Date		Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
September 26, 2013	(1)	Yes	$413,787	$—	$413,787	Prime nonconforming residential mortgage loans
May 13, 2014	(2)	No	20,334	79,666	100,000	Prime nonconforming residential mortgage loans
May 22, 2014	(3)	No	—	200,000	200,000	Prime nonconforming residential mortgage loans
						Credit sensitive residential mortgage loans
____________________

(1)	The facility is set to mature on the stated expiration date, or securitization date of respective collateral, whichever comes first.

(2)	The facility is set to mature on the stated expiration date, unless extended pursuant to its terms.

We are subject to the following financial covenants under these lending agreements, as further detailed by the guaranty agreements we entered into in connection with the repurchase agreements. The following represents the most restrictive covenant calculations as of June 30, 2013 across these agreements:

(a)
As of the last business day of each calendar quarter, Total Indebtedness to Net Worth must be less than the specified Threshold Ratio in the Repurchase Agreement. As of June 30, 2013, our debt to net worth, as defined, was 3.8:1.0 while our threshold ratio, as defined, was 6.0:1.0.

(b)
As of the last business day of each calendar quarter, Liquidity must be greater than 100 bps of Total Assets, or $196.4 million at June 30, 2013, and the aggregate amount of Unrestricted Cash or Cash Equivalents must be greater than 75 bps of Total Assets, or $147.3 million at June 30, 2013. As of June 30, 2013, our liquidity, as defined, was $917.2 million and our total unrestricted cash and cash equivalents, as defined, was $451.7 million.

(c)	As of the last business day of each calendar quarter, Net Worth must be greater than $1 billion. As of June 30, 2013, our net worth, as defined, was $3.8 billion.
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

(in thousands)	June 30, 2013	December 31, 2012
Available-for-sale securities, at fair value	$14,153,148	$12,810,355
Trading securities, at fair value	1,001,172	1,002,062
Mortgage loans held-for-sale	475,028	52,529
Cash and cash equivalents	15,000	10,000
Restricted cash	596,479	84,307
Due from counterparties	15,373	36,917
Derivative assets, at fair value	239,293	291,054
Total	$16,495,493	$14,287,224

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
The following table provides the maturities of our repurchase agreements as of June 30, 2013 and December 31, 2012:

(in thousands)	June 30, 2013	December 31, 2012
Within 30 days	$4,751,482	$3,038,229
30 to 59 days	2,937,677	3,528,393
60 to 89 days (1)	889,141	1,731,595
90 to 119 days	1,553,211	849,621
120 to 364 days (2)	3,571,644	2,279,172
Open maturity (3)	1,000,000	997,500
One year and over (4)	200,000	200,000
Total	$14,903,155	$12,624,510
____________________

(1)	60 to 89 days includes the amounts outstanding under the secured loan facility.

(2)	120 to 364 days includes the amounts outstanding under the uncommitted mortgage loan warehouse facility.

(3)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(4)	One year and over includes repurchase agreements with maturity dates ranging from June 26, 2015 to July 27, 2016.

For the three months ended June 30, 2013, our unrestricted cash balance decreased to $917.2 million from $1.1 billion at March 31, 2013. The cash movements can be summarized by the following:

•
Cash flows from operating activities.   For the three months ended June 30, 2013, operating activities decreased our cash balances by approximately $663.8 million, primarily driven by our financial results for the quarter and purchases of mortgage loans held-for-sale.

•
Cash flows from investing activities.  For the three months ended June 30, 2013, investing activities reduced our cash balances by approximately $913.1 million. The reduction was driven by the increase in our RMBS portfolio as we continued to deploy capital from our common stock offerings and exercise of outstanding warrants.

•
Cash flows from financing activities.   For the three months ended June 30, 2013, financing activities increased our cash balance by approximately $1.4 billion, resulting from the net borrowings under repurchase agreements to fund our AFS portfolio as well as proceeds of $27.5 million received from exercise of outstanding warrants, net of common stock repurchases.

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
We utilize U.S. Treasuries as well as derivative financial instruments, currently limited to interest rate swaps, swaptions, TBAs, put and call options for TBAs, constant maturity swaps, commitments to purchase mortgage loans held-for-sale and, to a certain extent, inverse interest-only securities, as of June 30, 2013, to hedge the interest rate risk associated with our portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We rely on PRCM Advisers' expertise to manage these risks on our behalf. We implement part of our hedging strategy through one of our TRSs, which is subject to U.S. federal, state and, if applicable, local income tax.
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

The following table provides the indices of our variable rate RMBS AFS and mortgage loans held-for-sale as of June 30, 2013 and December 31, 2012, respectively, based on carrying value (dollars in thousands).

	As of June 30, 2013				As of December 31, 2012
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$12,696	$143,625	$156,321	6%	$—	$154,948	$154,948	6%
LIBOR	2,517,777	30,055	2,547,832	92%	2,313,283	28,747	2,342,030	93%
Other (2)	57,560	12,113	69,673	2%	18,334	8,066	26,400	1%
Total	$2,588,033	$185,793	$2,773,826	100%	$2,331,617	$191,761	$2,523,378	100%
____________________

(1)	"Hybrid" amounts reflect those assets with greater than 12 months to reset.

(2)	"Other" includes COFI, MTA and other indices.

Our analysis of risks is based on PRCM Advisers' and its affiliates' experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM Advisers may produce results that differ significantly from the estimates and assumptions used in our models.
We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at June 30, 2013.
All changes in value are measured as the change from the June 30, 2013 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities	$480,647	$250,050	$(376,940)	$(780,528)
As a % of June 30, 2013 equity	12.5%	6.5%	(9.8)%	(20.3)%
Trading securities	$5,099	$5,099	$(8,225)	$(16,451)
As a % of June 30, 2013 equity	0.1%	0.1%	(0.2)%	(0.4)%
Mortgage loans held-for-sale	$22,690	$14,027	$(19,968)	$(45,216)
As a % of June 30, 2013 equity	0.6%	0.4%	(0.5)%	(1.2)%
Mortgage loans held-for-investment in securitization trust	$17,425	$10,772	$(15,334)	$(34,722)
As a % of June 30, 2013 equity	0.5%	0.3%	(0.4)%	(0.9)%
Derivatives, net	$(807,598)	$(454,275)	$553,465	$1,185,881
As a % of June 30, 2013 equity	(21.1)%	(11.8)%	14.4%	30.9%
Repurchase Agreements	$(10,128)	$(10,074)	$14,311	$28,622
As a % of June 30, 2013 equity	(0.3)%	(0.3)%	0.4%	0.7%
Collateralized borrowings in securitization trust	$(24,836)	$(16,727)	$19,039	$41,823
As a % of June 30, 2013 equity	(0.6)%	(0.4)%	0.5%	1.1%
Total Net Assets	$(316,701)	$(201,128)	$166,348	$379,409
As a % of June 30, 2013 total assets	(1.6)%	(1.0)%	0.8%	1.9%
As a % of June 30, 2013 equity	(8.3)%	(5.2)%	4.4%	9.9%
	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(21,263)	$(21,414)	$36,292	$72,584
% change in net interest income	(5.0)%	(5.1)%	8.6%	17.2%

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
The available-for-sale securities and mortgage loans held-for-sale included in the foregoing interest rate sensitivity table under “change in value of financial position” were limited to Agency RMBS and prime jumbo mortgage loans. Due to the significantly discounted prices and underlying credit risks of our non-Agency RMBS and credit sensitive mortgage loans, we believe these assets are less sensitive to changes in interest rates.  Although there may be some rate sensitivity, we cannot project the potential impact due to the lack of historical data and our view that the price sensitivity of these assets is driven largely by the credit performance of the underlying loans.  We will continue to evaluate the interest rate sensitivity of our non-Agency RMBS and credit sensitive mortgage loans in future reporting periods.  These non-Agency RMBS and credit sensitive mortgage loans have been included in the “change in annualized net interest income” analysis.
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2013. The analysis utilizes assumptions and estimates based on management's judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
The change in annualized net interest income does not include any benefit or detriment from faster or slower prepayment rates on our Agency premium RMBS, non-Agency discount RMBS, and instruments that represent the interest payments (but not the principal) on a pool of mortgages, or interest-only securities. We anticipate that faster prepayment speeds in lower interest rate scenarios will generate lower realized yields on Agency and non-Agency premium and interest-only securities and higher realized yields on Agency and non-Agency discount RMBS. Similarly, we anticipate that slower prepayment speeds in higher interest rate scenarios will generate higher realized yields on Agency premium and interest-only bonds and lower realized yields on non-Agency discount RMBS. Although we have sought to construct the portfolio to limit the effect of changes in prepayment speeds, there can be no assurance this will actually occur, and the realized yield of the portfolio may be significantly different than we anticipate in changing interest rate scenarios.
Given the low interest rates at June 30, 2013, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
Credit Risk
We believe that our investment strategy will generally keep our risk of credit losses low to moderate. However, we retain the risk of potential credit losses on all of the loans underlying our non-Agency RMBS and on our mortgage loans. With respect to our non-Agency RMBS that are senior in the credit structure, credit support contained in RMBS deal structures provide a level of protection from losses. We seek to manage the remaining credit risk through our pre-acquisition due diligence process, and by factoring assumed credit losses into the purchase prices we pay for non-Agency RMBS and mortgage loans. In addition, with respect to any particular target asset, we evaluate relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral. We further mitigate credit risk in our mortgage loan portfolio through (1) selecting servicers whose specialties are well matched against the underlying attributes of the mortgage borrowers contained in the loan pools, and (2) an actively managed internal servicer oversight and surveillance program. At times, we enter into credit default swaps or other derivative instruments in an attempt to manage our credit risk. Nevertheless, unanticipated credit losses could adversely affect our operating results.

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
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Other than those set forth in our Quarterly Report on Form 10-Q for the period ended March 31, 2013, or the Q1 Form 10-Q, there have been no material changes to the risk factors set forth under the heading "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2012, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and Q1 Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)On May 21, 2013, the Company granted 36,335 shares of common stock to its independent directors pursuant to the Company's Restated 2009 Equity Incentive Plan. The estimated fair value of these awards was $11.56 per share, based on the closing price of the Company's common stock on the NYSE on May 21, 2013. These grants were exempt from the registration requirements of the 1933 Act pursuant to Section 4(2) thereof.
(b)None.
(c)On October 5, 2011, the Company's Board of Directors authorized a share repurchase program, which allows the Company to repurchase up to 10,000,000 shares of its common stock. On November 14, 2012, the Board of Directors authorized an increase in the share repurchase program of 15,000,000, for a total of 25,000,000 shares. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. As of June 30, 2013, 1,000,000 shares had been repurchased by the Company under the program for a total cost of $10.5 million. The following table reflects purchases under the plan during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 through April 30, 2013	—	$—	—	25,000,000
May 1, 2013 through May 31, 2013	—	—	—	25,000,000
June 1, 2013 through June 30, 2013	1,000,000	10.50	1,000,000	24,000,000
Total	1,000,000	$10.50	1,000,000	24,000,000

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

TWO HARBORS INVESTMENT CORP.
Dated:	August 7, 2013	By:	/s/ Thomas Siering
Thomas Siering Chief Executive Officer, President and Director (principal executive officer)
Dated:	August 7, 2013	By:	/s/ Brad Farrell
Brad Farrell Chief Financial Officer and Treasurer (principal accounting and financial officer)

Exhibit Number	Exhibit Index
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

3.1	Articles of Amendment and Restatement of Two Harbors Investment Corp. (incorporated by reference to Exhibit 99.1 to Annex B filed with Amendment No. 4).
3.2
Articles of Amendment to the Articles of Amendment and Restatement of Two Harbors Investment Corp. (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 19, 2012).

3.3	Bylaws of Two Harbors Investment Corp. (incorporated by reference to Annex C filed with Amendment No. 4).
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

10.1*	Restated 2009 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed on March 8, 2013).
10.2*	Form of Restricted Stock Agreement under the Restated 2009 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant's Form S-8 filed on May 28, 2013).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101
Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the quarter ended June 30, 2013, filed on August 7, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) the Condensed Consolidated Statements of Stockholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)

____________________

*	Management contract or compensatory agreement.