Form 10-Q
period 2013-09-30
Two Harbors Investment Corp.
filed 2013-11-06
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2013

Commission File Number 001-34506
______________________________
TWO HARBORS INVESTMENT CORP.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-0312904
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

601 Carlson Parkway, Suite 1400 Minnetonka, Minnesota	55305
(Address of Principal Executive Offices)	(Zip Code)
(612) 629-2500
(Registrant’s Telephone Number, Including Area Code)

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
As of November 6, 2013 there were 364,375,976 shares of outstanding common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2013	December 31, 2012
ASSETS	(unaudited)
Available-for-sale securities, at fair value	$12,672,233	$13,666,954
Trading securities, at fair value	1,000,625	1,002,062
Equity securities, at fair value	—	335,638
Mortgage loans held-for-sale, at fair value	559,737	58,607
Mortgage loans held-for-investment in securitization trusts, at fair value	804,988	—
Cash and cash equivalents	723,160	821,108
Restricted cash	678,328	302,322
Accrued interest receivable	48,854	42,613
Due from counterparties	94,485	39,974
Derivative assets, at fair value	544,515	462,080
Other assets	27,241	82,586
Total Assets (1)	$17,154,166	$16,813,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$12,152,065	$12,624,510
Collateralized borrowings in securitization trusts, at fair value	649,082	—
Derivative liabilities, at fair value	73,827	129,294
Accrued interest payable	15,782	19,060
Due to counterparties	332,210	412,861
Dividends payable	102,022	164,347
Other liabilities	56,125	13,295
Total liabilities (1)	13,381,113	13,363,367
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 900,000,000 shares authorized and 364,365,017 and 298,813,258 shares issued and outstanding, respectively	3,644	2,988
Additional paid-in capital	3,789,929	2,948,345
Accumulated other comprehensive income	512,774	696,458
Cumulative earnings	788,983	449,358
Cumulative distributions to stockholders	(1,322,277)	(646,572)
Total stockholders’ equity	3,773,053	3,450,577
Total Liabilities and Stockholders’ Equity	$17,154,166	$16,813,944
____________________

(1)
The condensed consolidated balance sheets include assets of a consolidated variable interest entity (“VIE”) that can only be used to settle obligations of this VIE and liabilities of the consolidated VIE for which creditors do not have recourse to the Company (Two Harbors Investment Corp.). At September 30, 2013, assets of consolidated the VIE totaled $808,647 and liabilities of the consolidated VIE totaled $652,227. The Company did not consolidate any VIEs as of December 31, 2012. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Interest income:
Available-for-sale securities	$121,303	$124,621	$386,246	$313,154
Trading securities	1,509	1,278	4,034	3,578
Mortgage loans held-for-sale	9,297	167	15,409	362
Mortgage loans held-for-investment in securitization trusts	5,649	—	11,672	—
Cash and cash equivalents	216	243	773	620
Total interest income	137,974	126,309	418,134	317,714
Interest expense:
Repurchase agreements	21,802	20,743	67,373	47,737
Collateralized borrowings in securitization trusts	3,125	—	6,112	—
Total interest expense	24,927	20,743	73,485	47,737
Net interest income	113,047	105,566	344,649	269,977
Other-than-temporary impairments:
Total other-than-temporary impairment losses	—	(559)	(1,662)	(9,310)
Non-credit portion of loss recognized in other comprehensive income (loss)	—	—	—	—
Net other-than-temporary credit impairment losses	—	(559)	(1,662)	(9,310)
Other income:
(Loss) gain on investment securities	(230,111)	2,527	(152,280)	14,247
(Loss) gain on interest rate swap and swaption agreements	(55,410)	(76,472)	223,388	(153,679)
Gain (loss) on other derivative instruments	20,434	2,850	66,055	(13,631)
(Loss) gain on mortgage loans held-for-sale	(4,443)	613	(25,262)	592
Other income	10,788	—	18,887	—
Total other (loss) income	(258,742)	(70,482)	130,788	(152,471)
Expenses:
Management fees	12,036	8,929	29,388	23,282
Securitization deal costs	2,125	—	4,153	—
Other operating expenses	10,017	3,954	26,064	11,423
Total expenses	24,178	12,883	59,605	34,705
(Loss) income from continuing operations before income taxes	(169,873)	21,642	414,170	73,491
Provision for (benefit from) income taxes	23,726	(7,834)	77,809	(32,016)
Net (loss) income from continuing operations	(193,599)	29,476	336,361	105,507
Income (loss) from discontinued operations	871	(2,674)	3,264	(2,901)
Net (loss) income attributable to common stockholders	$(192,728)	$26,802	$339,625	$102,606
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME, continued
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Basic (loss) earnings per weighted average common share:
Continuing operations	$(0.53)	$0.11	$0.97	$0.47
Discontinued operations	—	(0.01)	0.01	(0.01)
Net (loss) income	$(0.53)	$0.10	$0.98	$0.46
Diluted (loss) earnings per weighted average common share:
Continuing operations	$(0.53)	$0.11	$0.97	$0.47
Discontinued operations	—	(0.01)	0.01	(0.01)
Net (loss) income	$(0.53)	$0.10	$0.98	$0.46
Dividends declared per common share	$0.28	$0.36	$0.91	$1.16
Weighted average number of shares of common stock:
Basic	365,057,767	270,005,212	345,529,611	224,058,762
Diluted	365,166,992	270,937,960	346,370,358	224,369,678
Comprehensive income:
Net (loss) income	$(192,728)	$26,802	$339,625	$102,606
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	246,777	497,598	(183,684)	759,112
Other comprehensive income (loss)	246,777	497,598	(183,684)	759,112
Comprehensive income	$54,049	$524,400	$155,941	$861,718
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
				(unaudited)
Balance, January 1, 2012	140,596,708	$1,406	$1,373,099	$(58,716)	$157,452	$(203,155)	$1,270,086
Net income	—	—	—	—	102,606	—	102,606
Other comprehensive income before reclassifications	—	—	—	756,143	—	—	756,143
Amounts reclassified from accumulated other comprehensive income	—	—	—	2,969	—	—	2,969
Net other comprehensive income	—	—	—	759,112	—	—	759,112
Issuance of common stock, net of offering costs	138,731,623	1,388	1,361,167	—	—	—	1,362,555
Issuance of common stock in connection with exercise of warrants	15,990,018	160	175,565	—	—	—	175,725
Common dividends declared	—	—	—	—	—	(279,070)	(279,070)
Non-cash equity award compensation	32,021	—	462	—	—	—	462
Balance, September 30, 2012	295,350,370	$2,954	$2,910,293	$700,396	$260,058	$(482,225)	$3,391,476

Balance, January 1, 2013	298,813,258	$2,988	$2,948,345	$696,458	$449,358	$(646,572)	$3,450,577
Net income	—	—	—	—	339,625	—	339,625
Other comprehensive loss before reclassifications	—	—	—	(308,435)	—	—	(308,435)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	124,751	—	—	124,751
Net other comprehensive loss	—	—	—	(183,684)	—	—	(183,684)
Issuance of common stock, net of offering costs	57,553,749	576	762,808	—	—	—	763,384
Issuance of common stock in connection with exercise of warrants	9,391,406	94	102,182	—	—	—	102,276
Repurchase of common stock	(2,450,700)	(25)	(23,869)	—	—	—	(23,894)
Common dividends declared	—	—	—	—	—	(332,224)	(332,224)
Special dividends declared	—	—	—	—	—	(343,481)	(343,481)
Non-cash equity award compensation	1,057,304	11	463	—	—	—	474
Balance, September 30, 2013	364,365,017	$3,644	$3,789,929	$512,774	$788,983	$(1,322,277)	$3,773,053
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash Flows From Operating Activities:	(unaudited)
Net income	$339,625	$102,606
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premiums and discounts on available-for-sale securities, net	17,527	(5,566)
Other-than-temporary impairment losses	1,662	9,310
Realized and unrealized losses (gains) on investment securities, net	152,458	(14,247)
Loss (gain) on mortgage loans held-for-sale	25,262	(592)
Gain on mortgage loans held-for-investment and collateralized borrowings in securitization trusts	(16,621)	—
Unrealized gain on mortgage servicing rights	(816)	—
Loss on termination and option expiration of interest rate swaps and swaptions	21,904	26,084
Unrealized (gain) loss on interest rate swaps and swaptions	(293,783)	104,506
Unrealized loss (gain) on other derivative instruments	79,553	(5,889)
Equity based compensation expense	474	462
Depreciation of fixed assets	424	—
Depreciation of real estate	—	458
Purchases of mortgage loans held-for-sale	(989,665)	(10,797)
Proceeds from sales of mortgage loans held-for-sale	25,404	—
Proceeds from repayment of mortgage loans held-for-sale	24,256	2,040
Net change in assets and liabilities:
Increase in accrued interest receivable	(6,241)	(23,482)
Decrease/(increase) in deferred income taxes, net	75,384	(27,288)
Decrease/(increase) in current income tax receivable	4,323	(4,469)
Increase in prepaid and fixed assets	(602)	(906)
Decrease/(increase) in other receivables	29,687	(99)
Increase in servicing advances	(5,368)	—
(Decrease)/increase in accrued interest payable, net	(3,278)	6,691
Increase/(decrease) in income taxes payable	2,356	(3,898)
Increase in accrued expenses and other liabilities	9,274	8,096
Net change in assets and liabilities due to purchase of entity	3,306	—
Net cash (used in) provided by operating activities	(503,495)	163,020
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash Flows From Investing Activities:	(unaudited)
Purchases of available-for-sale securities	$(4,290,011)	$(8,705,850)
Proceeds from sales of available-for-sale securities	4,056,691	207,083
Principal payments on available-for-sale securities	860,984	542,727
Purchases of other derivative instruments	(72,158)	(372,509)
Proceeds from sales of other derivative instruments, net	126,347	86,696
Purchases of trading securities	(995,625)	(996,016)
Proceeds from sales of trading securities	1,000,946	1,001,904
Purchases of beneficial interests in securitization trusts	(30,550)	—
Proceeds from repayment of mortgage loans held-for-investment in securitization trusts	28,568	—
Purchases of mortgage servicing rights	(13,390)	—
Purchases of investments in real estate	—	(191,365)
Purchase of entity	(6,404)	—
(Decrease)/increase in due to counterparties, net	(135,162)	128,147
Increase in restricted cash	(376,006)	(39,603)
Increase in escrow deposits of discontinued operations	—	(34,117)
Net cash used in investing activities	154,230	(8,372,903)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	145,909,686	45,160,427
Principal payments on repurchase agreements	(146,382,131)	(37,786,248)
Proceeds from issuance of collateralized borrowings in securitization trusts	307,119	—
Principal payments on collateralized borrowings in securitization trusts	(30,574)	—
Proceeds from issuance of common stock, net of offering costs	763,384	1,362,555
Proceeds from exercise of warrants	102,276	175,725
Repurchase of common stock	(23,894)	—
Dividends paid on common stock	(394,549)	(228,984)
Net cash provided by financing activities	251,317	8,683,475
Net (decrease) increase in cash and cash equivalents	(97,948)	473,592
Cash and cash equivalents at beginning of period	821,108	360,016
Cash and cash equivalents at end of period	$723,160	$833,608
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Supplemental Disclosure of Cash Flow Information:	(unaudited)
Cash paid for interest	$76,762	$14,038
Cash (received) paid for taxes	$(4,254)	$3,637
Noncash Investing and Financing Activities:
Transfers of mortgage loans held-for-sale to mortgage loans held-for-investment in securitization trusts	$413,848	$—
Consolidation of mortgage loans held-for-investment in securitization trusts	$442,767	$—
Consolidation of collateralized borrowings in securitization trusts	$412,217	$—
Distribution of Silver Bay common stock	$343,481	$—
Cashless exercise of warrants	$75	$178
Cash dividends declared but not paid at end of period	$102,022	$106,325
Reconciliation of mortgage loans held-for-sale:
Mortgage loans held-for-sale at beginning of period	$58,607	$5,782
Purchases of mortgage loans held-for-sale	989,665	10,797
Transfers to mortgage loans held-for-investment in securitization trusts	(413,848)	—
Proceeds from sales of mortgage loans held-for-sale	(25,404)	—
Proceeds from repayment of mortgage loans held-for-sale	(24,256)	(2,040)
Realized and unrealized (losses) gains on mortgage loans held-for-sale	(25,027)	14
Mortgage loans held-for-sale at end of period	$559,737	$14,553
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 1. Organization and Operations
Two Harbors Investment Corp., or the Company, is a Maryland corporation focused on investing in, financing and managing residential mortgage-backed securities, or RMBS, residential mortgage loans, and other financial assets. The Company is externally managed and advised by PRCM Advisers LLC, or PRCM Advisers, which is a subsidiary of Pine River Capital Management L.P., or Pine River, a global multi-strategy asset management firm. The Company’s common stock is listed on the NYSE and its warrants are listed on the NYSE MKT under the symbols “TWO” and “TWO.WS,” respectively.
The Company was incorporated on May 21, 2009 and commenced operations as a publicly traded company on October 28, 2009, upon completion of a merger with Capitol Acquisition Corp., or Capitol, which became a wholly owned indirect subsidiary as a result of the merger.
The Company has elected to be treated as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code, for U.S. federal income tax purposes commencing with its initial taxable period ended December 31, 2009. As long as the Company continues to comply with a number of requirements under federal tax law and maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income taxes to the extent that the Company distributes its taxable income to its stockholders on an annual basis and does not engage in prohibited transactions. However, certain activities that the Company may perform may cause it to earn income which will not be qualifying income for REIT purposes. The Company has designated certain of its subsidiaries as taxable REIT subsidiaries, or TRSs, as defined in the Code, to engage in such activities, and the Company may in the future form additional TRSs.
On December 19, 2012, the Company completed the contribution of its portfolio of single-family rental properties to Silver Bay Realty Trust Corp., or Silver Bay, a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. The Company contributed its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay, and in exchange for its contribution, received shares of common stock of Silver Bay. Silver Bay completed its initial public offering, or IPO, of its common stock on December 19, 2012. Because the Company will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the three and nine months ended September 30, 2013 and 2012. See Note 4 - Discontinued Operations for additional information.
On April 30, 2013, one of the Company’s wholly owned subsidiaries acquired a company that has seller-servicer approvals from the Federal National Mortgage Association, or Fannie Mae, the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Government National Mortgage Association, or Ginnie Mae, to hold and manage mortgage servicing rights, or MSRs. The MSRs acquired in conjunction with the acquisition of this entity and those subsequently purchased represent the right to service mortgage loans. The Company and its subsidiaries do not originate or directly service mortgage loans, and instead contract with fully licensed subservicers to handle all servicing functions for the loans underlying the Company’s MSRs. See Note 13 - Other Assets for additional information.

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2013 and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2013 should not be construed as indicative of the results to be expected for the full year.
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
The Company’s investment in the common stock of Silver Bay was reviewed for consolidation under the applicable consolidation guidance, including voting control and variable interest entity, or VIE, models. The Company concluded that it did not have voting control of Silver Bay nor was Silver Bay considered a VIE and, therefore, consolidation of Silver Bay was not required.
The legal entities used in securitization (i.e., the securitization trusts), which are considered VIEs for financial reporting purposes, were also reviewed for consolidation under the applicable consolidation guidance. Because the Company has both the power to direct the activities of the securitization trusts that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trusts. The accounting is consistent with a secured financing, where the loans and securitized debt are both carried on the Company’s condensed consolidated balance sheets.
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s 2012 Annual Report on Form 10-K is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s consolidated financial condition and results of operations for the nine months ended September 30, 2013.
Securitization and Variable Interest Entities
During the nine months ended September 30, 2013, the Company purchased subordinated debt and excess servicing rights from a securitization trust issued by a third party. Also during the nine months ended September 30, 2013, the Company purchased subordinated debt and excess servicing rights from a securitization trust sponsored by a subsidiary of the Company. The securitization trusts are considered VIEs for financial reporting purposes and, thus, were reviewed for consolidation under the applicable consolidation guidance. As the Company has both the power to direct the activities of the securitization trusts that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trusts. The underlying loans are classified as mortgage loans held-for-investment in securitization trusts and the underlying debt is classified as collateralized borrowings in securitization trusts on the condensed consolidated balance sheets. The interest income on mortgage loans held-for-investment and interest expense on collateralized borrowings are recorded on the condensed consolidated statements of comprehensive income. See Note 15 - Fair Value of these notes to the condensed consolidated financial statements for details on fair value measurement.
Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
Mortgage loans held-for-investment in securitization trusts related to the Company's on-balance sheet securitizations are reported at fair value as a result of a fair value option election. These securitized mortgage loans are legally isolated from the Company and have been structured to be beyond the reach of creditors. Fair value is determined under the guidance of ASC 820. The Company determines the fair value of its mortgage loans held-for-investment in securitization trusts by type of loan and the determination is generally based on current secondary market pricing or cash flow models using market-based yield requirements. See Note 15 - Fair Value of these notes to the condensed consolidated financial statements for details on fair value measurement.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Collateralized Borrowings in Securitization Trusts, at Fair Value
Collateralized borrowings in securitization trusts related to the Company's on-balance sheet securitizations are reported at fair value as a result of a fair value option election. This long-term debt is nonrecourse to the Company beyond the assets held in the trusts. Fair value is determined under the guidance of ASC 820. The Company determines the fair value of its collateralized borrowings in securitization trusts based on prices obtained from third-party pricing providers, broker quotes received and other applicable market data. See Note 15 - Fair Value of these notes to the condensed consolidated financial statements for details on fair value measurement.
Mortgage Servicing Rights, at Fair Value
The Company’s MSRs represent the right to service mortgage loans. The Company and its subsidiaries do not originate or directly service mortgage loans, and instead contract with fully licensed subservicers to handle all servicing functions for the loans underlying the Company’s MSRs. However, as an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the other assets line item on the condensed consolidated balance sheets.
MSRs are reported at fair value within the other assets line item on the condensed consolidated balance sheets. Changes in the fair value of MSRs as well as servicing fee income are reported within other income on the condensed consolidated statements of comprehensive income. The related subservicing expenses are recorded in other operating expenses on the condensed consolidated statements of comprehensive income.
See Note 13 - Other Assets for further discussion on MSRs.
Equity Incentive Plan
The Company adopted an equity incentive plan in 2009, which provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including PRCM Advisers and its affiliates. The 2009 equity incentive plan is administered by the compensation committee of the Company’s board of directors. The 2009 equity incentive plan permits the granting of restricted shares of common stock, phantom shares, dividend equivalent rights and other equity-based awards.
On May 21, 2013, the Company’s stockholders approved the restated 2009 equity incentive plan, which effectuated, among other changes, an increase in the number of shares available for issuance under the restated 2009 equity incentive plan by 2,800,000 shares of common stock. Other amendments provide for the possibility of making grants of equity-based compensation to the Company’s executive officers and other key employees of the Company’s external manager, PRCM Advisers, upon a determination by the compensation committee, and the implementation of certain best practices of equity-based compensation.
The cost of equity-based compensation awarded to employees of our manager is determined using fair value liability accounting in accordance with ASC 718, Compensation - Stock Compensation, or ASC 718, and amortized over the vesting term.
Offsetting Assets and Liabilities
Certain of the Company’s repurchase agreements are governed by underlying agreements that provide for a right of setoff in the event of default of either party to the agreement. The Company also has netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association, or ISDA. Additionally, the Company and the counterparty are required to post cash collateral based upon the net underlying market value of the Company’s open positions with the counterparty.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012:

	September 30, 2013
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Condensed Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$604,297	$(59,782)	$544,515	$(73,827)	$—	$470,688
Total Assets	$604,297	$(59,782)	$544,515	$(73,827)	$—	$470,688

Liabilities
Repurchase agreements	$(12,152,065)	$—	$(12,152,065)	$12,152,065	$—	$—
Derivative liabilities	(133,609)	59,782	(73,827)	73,827	—	—
Total Liabilities	$(12,285,674)	$59,782	$(12,225,892)	$12,225,892	$—	$—

	December 31, 2012
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Condensed Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$463,027	$(947)	$462,080	$(129,294)	$85,798	$418,584
Total Assets	$463,027	$(947)	$462,080	$(129,294)	$85,798	$418,584

Liabilities
Repurchase agreements	$(12,624,510)	$—	$(12,624,510)	$12,624,510	$—	$—
Derivative liabilities	(130,241)	947	(129,294)	129,294	—	—
Total Liabilities	$(12,754,751)	$947	$(12,753,804)	$12,753,804	$—	$—
____________________

(1)
Amounts presented are limited in total to the net amount of assets or liabilities presented in the condensed consolidated balance sheets by instrument. Excess cash collateral or financial assets that are pledged to counterparties may exceed the financial liabilities subject to a master netting arrangement or similar agreement, or counterparties may have pledged excess cash collateral to the Company that exceed the corresponding financial assets. These excess amounts are excluded from the table above, although separately reported within restricted cash, due from counterparties, or due to counterparties in the Company’s condensed consolidated balance sheets.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Recently Issued and/or Adopted Accounting Standards
Offsetting Assets and Liabilities
In December 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-11, which amends ASC 210, Balance Sheet. The amendments in this ASU enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with ASC 210, Balance Sheet or ASC 815, Other Presentation Matters or (2) subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 is effective for the first interim or annual period beginning on or after January 1, 2013. In January 2013, the FASB issued ASU No. 2013-01, which limits the scope of ASU 2011-11 to certain derivatives, repurchase agreements and securities lending arrangements. ASU 2013-01 is also effective for the first interim or annual period beginning on or after January 1, 2013. Adopting both ASU 2011-11 and ASU 2013-01 did not have any impact on the Company’s condensed consolidated financial condition or results of operations, but did impact financial statement disclosures.
Comprehensive Income
In February 2013, the FASB issued ASU No. 2013-02, which amends ASC 220, Comprehensive Income. The amendments are intended to make the presentation of items within Other Comprehensive Income (OCI) more prominent. ASU 2013-02 requires reclassification adjustments between OCI and net income to be presented separately on the face of the financial statements. The new guidance does not change the requirement to present items of net income and OCI, and totals for net income, OCI and comprehensive income in a single continuous statement or two consecutive statements. ASU 2013-02 is effective for the first interim or annual period beginning on or after December 15, 2012. Adopting this ASU did not have any impact on the Company’s condensed consolidated financial condition or results of operations, but did impact financial statement disclosures.
Presentation of an Unrecognized Tax Benefit
In July 2013, the FASB issued ASU No. 2013-11, which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss, or NOL, carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require any new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning on or after December 15, 2013, with early adoption permitted. Adopting this ASU did not have any impact on the Company’s consolidated financial condition or results of operations.

Note 3. Variable Interest Entities
During the nine months ended September 30, 2013, the Company purchased subordinated debt and excess servicing rights from a securitization trust issued by a third party. Also during the nine months ended September 30, 2013, the Company purchased subordinated debt and excess servicing rights from a securitization trust sponsored by a subsidiary of the Company. Both securitization trusts are considered VIEs for financial reporting purposes and, thus, were reviewed for consolidation under the applicable consolidation guidance. Since the Company has both the power to direct the activities of the securitization trusts that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trusts. As the Company is required to reassess VIE consolidation guidance each quarter, new facts and circumstances may change the Company’s determination. This could result in a material impact to the Company’s financial statements during subsequent reporting periods.
The following table presents a summary of the assets and liabilities of the securitization trusts:

(in thousands)	September 30, 2013	December 31, 2012
Mortgage loans held-for-investment in securitization trusts	$804,988	$—
Accrued interest receivable	3,659	—
Total Assets	$808,647	$—
Collateralized borrowings in securitization trusts	649,082	—
Accrued interest payable	1,622	—
Accrued expenses	1,523	—
Total Liabilities	$652,227	$—

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 4. Discontinued Operations
On December 19, 2012, the Company completed the contribution of its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay. Two Harbors Property Investment LLC previously held the Company’s portfolio of single-family rental properties. Because the Company will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the three and nine months ended September 30, 2013 and 2012.
Summarized financial information for the discontinued operations are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Income:
Gain on contribution of entity	$871	$—	$3,126	$—
Real estate related revenues	—	721	—	808
Total income	871	721	3,126	808
Expenses:
Management fees	—	804	—	804
Real estate related expenses	—	1,786	—	1,984
Other operating expenses	—	805	(138)	921
Total expenses	—	3,395	(138)	3,709
Income (loss) from discontinued operations	$871	$(2,674)	$3,264	$(2,901)

In addition to the gain on contribution of entity that was recorded in 2012 in connection with the closing of the contribution, certain adjustments were agreed to be recognized in 2013. These include an installment sales gain of approximately $4.0 million from Silver Bay, a reduction of 2013 management fees payable to PRCM Advisers of $4.3 million, and an immaterial amount of additional working capital adjustments determined in accordance with the contribution agreement entered into with Silver Bay. Of these amounts, $0.9 million and $3.2 million of the installment sales gain was recorded as a gain on contribution of entity within discontinued operations for the three and nine months ended September 30, 2013, respectively, and the full $4.3 million of the reduction of 2013 management fees payable to PRCM Advisers was recorded within management fees, on the condensed consolidated statements of comprehensive income for the nine months ended September 30, 2013, respectively. The remaining $0.1 million recorded within discontinued operations on the condensed consolidated statements of comprehensive income for the nine months ended September 30, 2013 relates to accrual adjustments for transaction expenses related to the contribution. See Note 23 - Related Party Transactions for additional information.

Note 5. Available-for-Sale Securities, at Fair Value
The following table presents the Company’s available-for-sale, or AFS, investment securities by collateral type, which were carried at their fair value as of September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$3,091,964	$3,608,272
Federal National Mortgage Association	4,550,673	5,130,965
Government National Mortgage Association	2,075,301	2,272,866
Non-Agency	2,954,295	2,654,851
Total mortgage-backed securities	$12,672,233	$13,666,954

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At September 30, 2013 and December 31, 2012, the Company pledged investment securities with a carrying value of $12.2 billion and $12.8 billion, respectively, as collateral for repurchase agreements. See Note 16 - Repurchase Agreements.
At September 30, 2013 and December 31, 2012, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.
The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of September 30, 2013 and December 31, 2012:

	September 30, 2013
(in thousands)	Agency	Non-Agency	Total
Face Value	$12,039,928	$4,919,072	$16,959,000
Unamortized premium	636,576	—	636,576
Unamortized discount
Designated credit reserve	—	(1,372,628)	(1,372,628)
Net, unamortized	(2,901,668)	(1,161,821)	(4,063,489)
Amortized Cost	9,774,836	2,384,623	12,159,459
Gross unrealized gains	113,221	580,004	693,225
Gross unrealized losses	(170,119)	(10,332)	(180,451)
Carrying Value	$9,717,938	$2,954,295	$12,672,233

	December 31, 2012
(in thousands)	Agency	Non-Agency	Total
Face Value	$11,934,492	$4,503,999	$16,438,491
Unamortized premium	749,252	—	749,252
Unamortized discount
Designated credit reserve	—	(1,290,946)	(1,290,946)
Net, unamortized	(1,929,811)	(996,490)	(2,926,301)
Amortized Cost	10,753,933	2,216,563	12,970,496
Gross unrealized gains	276,293	448,403	724,696
Gross unrealized losses	(18,123)	(10,115)	(28,238)
Carrying Value	$11,012,103	$2,654,851	$13,666,954

The following tables present the carrying value of the Company’s AFS investment securities by rate type as of September 30, 2013 and December 31, 2012:

	September 30, 2013
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$1,007,715	$2,527,240	$3,534,955
Fixed Rate	8,710,223	427,055	9,137,278
Total	$9,717,938	$2,954,295	$12,672,233

	December 31, 2012
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$188,429	$2,334,950	$2,523,379
Fixed Rate	10,823,674	319,901	11,143,575
Total	$11,012,103	$2,654,851	$13,666,954

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
The following table presents the changes for the nine months ended September 30, 2013 and 2012, of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	Nine Months Ended September 30,
	2013			2012
(in thousands)	Designated Credit Reserve	Unamortized Net Discount	Total	Designated Credit Reserve	Unamortized Net Discount	Total
Beginning balance at January 1	$(1,290,946)	$(996,490)	$(2,287,436)	$(782,606)	$(540,969)	$(1,323,575)
Acquisitions	(181,122)	(390,269)	(571,391)	(590,090)	(534,000)	(1,124,090)
Accretion of net discount	886	108,829	109,715	493	98,685	99,178
Realized credit losses	28,684	—	28,684	33,622	—	33,622
Reclassification adjustment for other-than-temporary impairments	(1,662)	—	(1,662)	(9,310)	—	(9,310)
Transfers from (to)	35,201	(35,201)	—	—	—	—
Sales, calls, other	36,331	151,310	187,641	8,154	15,876	24,030
Ending balance at September 30	$(1,372,628)	$(1,161,821)	$(2,534,449)	$(1,339,737)	$(960,408)	$(2,300,145)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of September 30, 2013 and December 31, 2012. At September 30, 2013, the Company held 1,453 AFS securities, of which 493 were in an unrealized loss position for less than twelve consecutive months and 64 were in an unrealized loss position for more than twelve consecutive months. Of the $4.8 billion and $2.5 billion of AFS securities in an unrealized loss position for less than twelve consecutive months as of September 30, 2013 and December 31, 2012, $4.5 billion, or 94.5%, and $2.4 billion, or 95.8%, respectively, were Agency AFS securities, whose principal and interest are guaranteed by government sponsored entities, or GSEs. At December 31, 2012, the Company held 1,493 AFS securities, of which 250 were in an unrealized loss position for less than twelve months and 47 were in an unrealized loss position for more than twelve consecutive months.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2013	$4,784,704	$(151,442)	$538,129	$(29,009)	$5,322,833	$(180,451)
December 31, 2012	$2,548,995	$(18,610)	$52,689	$(9,628)	$2,601,684	$(28,238)

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
The Company recorded a $1.7 million other-than-temporary credit impairment during the nine months ended September 30, 2013 on a total of four non-Agency RMBS where the future expected cash flows for each security was less than its amortized cost. No OTTI was recorded for the three months ended September 30, 2013. As of September 30, 2013, impaired securities had weighted average cumulative losses of 7.8%, weighted average three-month prepayment speed of 4.3%, weighted average 60+ day delinquency of 34.5% of the pool balance, and weighted average FICO score of 629. At September 30, 2013, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities, therefore, only the projected credit loss was recognized in earnings. During the three and nine months ended September 30, 2012, the Company recorded a $0.6 million and an $9.3 million other-than-temporary credit impairment on a total of 31 non-Agency RMBS where the future expected cash flows for each security was less than its amortized cost.
The following table presents the changes in OTTI included in earnings for three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Cumulative credit loss at beginning of period	$(15,046)	$(13,603)	$(15,561)	$(5,102)
Additions:
Other-than-temporary impairments not previously recognized	—	(315)	—	(6,443)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	—	(244)	(1,662)	(2,867)
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	1,446	—	1,677	250
Decreases related to other-than-temporary impairments on securities sold	406	243	2,352	243
Cumulative credit loss at end of period	$(13,194)	$(13,919)	$(13,194)	$(13,919)

Cumulative credit losses related to OTTI may be reduced for securities sold as well as for securities that mature, pay down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within (loss) gain on investment securities in the Company’s condensed consolidated statements of comprehensive income. For the three and nine months ended September 30, 2013, the Company sold AFS securities for $3.1 billion and $4.1 billion with an amortized cost of $3.3 billion and $4.2 billion, for net realized losses of $234.5 million and $163.2 million, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the gross realized gains and losses on sales of AFS securities for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Gross realized gains	$27,786	$—	$103,451	$11,663
Gross realized losses	(262,323)	(221)	(266,620)	(1,850)
Total realized (losses) gains on sales, net	$(234,537)	$(221)	$(163,169)	$9,813

Note 6. Trading Securities, at Fair Value
The Company holds U.S. Treasuries in a taxable REIT subsidiary and classifies these securities as trading instruments due to short-term investment objectives. As of September 30, 2013 and December 31, 2012, the Company held U.S. Treasuries with an amortized cost of $995.8 million and a fair value of $1.0 billion for both periods classified as trading securities. The unrealized gains included within trading securities were $4.9 million and $5.1 million as of September 30, 2013 and December 31, 2012, respectively.
For the three and nine months ended September 30, 2013, the Company sold trading securities for $1.0 billion with an amortized cost of $997.9 million, resulting in realized gains of $3.1 million on the sale of these securities. For the three and nine months ended September 30, 2013, trading securities experienced change in unrealized gains of $1.4 million and change in unrealized losses of $0.2 million, respectively. Unrealized gains and losses are recorded as a component of (loss) gain on investment securities in the Company’s condensed consolidated statements of comprehensive income.
At September 30, 2013, the Company pledged trading securities with a carrying value of $1.0 billion as collateral for repurchase agreements. See Note 16 - Repurchase Agreements.

Note 7. Equity Securities, at Fair Value
At December 31, 2012, equity securities consisted of shares of Silver Bay common stock carried at fair value as a result of a fair value option election. In exchange for the contribution of the Company’s equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay on December 19, 2012, the Company received 17,824,647 shares of common stock, or 47.7%, of Silver Bay at the initial public offering price of $18.50. The initial carrying value of the Company’s equity securities was $329.8 million and the carrying value as of December 31, 2012 was $335.6 million, which included $5.9 million in unrealized gains.
On March 18, 2013, the Company declared a special dividend pursuant to which the 17,824,647 shares of Silver Bay common stock would be distributed, on a pro rata basis, to the Company’s stockholders of record at the close of business on April 2, 2013. The dividend was paid on or about April 24, 2013. As a result, the Company recognized $13.7 million of realized gains on distribution as well as $5.9 million of change in unrealized losses within (loss) gain on investment securities on the condensed consolidated statements of comprehensive income for the nine months ended September 30, 2013. Because the shares were distributed to the Company’s stockholders during the nine months ended September 30, 2013, equity securities are no longer recognized on the condensed consolidated balance sheet as of September 30, 2013.

Note 8. Mortgage Loans Held-for-Sale, at Fair Value
Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of a fair value option election. The following table presents the carrying value of the Company’s mortgage loans held-for-sale as of September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012
Unpaid principal balance	$688,620	$56,976
Fair value adjustment	(128,883)	1,631
Carrying value	$559,737	$58,607

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At September 30, 2013 and December 31, 2012, the Company pledged mortgage loans with a carrying value of $19.0 million and $52.5 million, respectively, as collateral for repurchase agreements. See Note 16 - Repurchase Agreements.

Note 9. Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
During the nine months ended September 30, 2013, the Company purchased subordinated debt and excess servicing rights from a securitization trust issued by a third party. Also during the nine months ended September 30, 2013, the Company purchased subordinated debt and excess servicing rights from a securitization trust sponsored by a subsidiary of the Company. The underlying residential mortgage loans held by the trusts, which are consolidated on the Company’s condensed consolidated balance sheet, are classified as mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. The following table presents the carrying value of the Company’s mortgage loans held-for-investment in securitization trusts as of September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012
Unpaid principal balance	$825,285	$—
Fair value adjustment	(20,297)	—
Carrying value	$804,988	$—

Note 10. Restricted Cash
The Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company’s repurchase agreements in non-interest bearing accounts. The Company has also placed cash in a restricted account pursuant to a letter of credit on an office space lease.
The following table presents the Company’s restricted cash balances as of September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012
Restricted cash balances held by trading counterparties:
For securities trading activity	$9,000	$9,000
For derivatives trading activity	409,340	208,669
As restricted collateral for repurchase agreements	259,642	84,307
	677,982	301,976
Restricted cash balance pursuant to letter of credit on office lease	346	346
Total	$678,328	$302,322

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 11. Accrued Interest Receivable
The following table presents the Company’s accrued interest receivable by collateral type:

(in thousands)	September 30, 2013	December 31, 2012
Accrued Interest Receivable:
U.S. Treasuries	$798	$1,119
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	10,902	11,888
Federal National Mortgage Association	15,622	17,101
Government National Mortgage Association	9,712	8,962
Non-Agency	3,875	3,296
Total mortgage-backed securities	40,111	41,247
Mortgage loans held-for-sale	4,286	247
Mortgage loans held-for-investment in securitization trusts	3,659	—
Total	$48,854	$42,613

Note 12. Derivative Instruments and Hedging Activities
The Company enters into a variety of derivative and non-derivative instruments in connection with its risk management activities. The Company’s primary objective for executing these derivative and non-derivative instruments is to mitigate the Company’s economic exposure to future events that are outside its control. The Company’s derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps and credit default swaps. In executing on the Company’s current risk management strategy, the Company has entered into interest rate swap and swaption agreements and credit default swaps. The Company has also entered into a number of non-derivative instruments to manage interest rate risk, principally U.S. Treasuries and Agency interest-only securities.
At times, the Company may use TBAs for risk management purposes, or as a means of deploying capital until targeted investments are available and to take advantage of temporary displacements in the marketplace. TBAs are forward contracts for the purchase (long notional positions) or sale (short notional positions) of Agency RMBS. The issuer, coupon and stated maturity of the Agency RMBS is predetermined as well as the trade price, face amount and future settle date (published each month by the Securities Industry and Financial Markets Association); however, the specific Agency RMBS to be delivered upon settlement is not known at the time of the TBA transaction. As a result, and since physical delivery of the Agency RMBS upon settlement cannot be assured, the Company accounts for TBAs as derivative instruments.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Balance Sheet Presentation
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading instruments as of September 30, 2013 and December 31, 2012.

(in thousands)	September 30, 2013
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$226,744	$1,648,236	$—	$—
Interest rate swap agreements	51,374	17,575,000	—	—
Credit default swaps	—	—	(29,852)	1,462,165
Swaptions	237,871	4,430,000	—	—
TBAs	21,896	1,504,000	(34,634)	4,247,000
Put and call options for TBAs	6,630	2,500,000	—	—
Constant maturity swaps	—	—	(9,341)	8,000,000
Total	$544,515	$27,657,236	$(73,827)	$13,709,165

(in thousands)	December 31, 2012
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$304,975	$1,909,351	$—	$—
Interest rate swap agreements	—	—	(129,055)	14,070,000
Credit default swaps	52,906	438,440	—	—
Swaptions	102,048	4,950,000	—	—
TBAs	1,917	2,414,000	(239)	139,000
Forward purchase commitment	234	56,865	—	—
Total	$462,080	$9,768,656	$(129,294)	$14,209,000

The following table provides the average outstanding notional amounts of the Company’s derivative financial instruments treated as trading instruments for the three and nine months ended September 30, 2013.

(in thousands)	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
Trading instruments	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Inverse interest-only securities	$1,735,973	$—	$1,850,637	$—
Interest rate swap agreements	19,884,272	—	17,486,421	—
Credit default swaps	—	1,525,716	—	913,477
Swaptions	6,002,717	—	5,766,300	—
TBAs	2,584,391	2,270,489	1,904,608	1,295,974
Put and call options for TBAs	413,043	—	95,560	—
Constant maturity swaps	—	10,032,609	—	5,225,275
Short U.S. Treasuries	—	—	—	8,901
Forward purchase commitment	—	6,672	—	75,117

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
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive income on its derivative instruments:

(in thousands)
Trading Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,
		2013	2012
Interest rate risk management
TBAs (1)	Gain (loss) on other derivative instruments	$71,751	$2,170
Put and call options for TBAs (1)	Gain (loss) on other derivative instruments	(37,052)	—
Constant maturity swaps (1)	Gain (loss) on other derivative instruments	71	—
Short U.S. Treasuries (1)	Gain (loss) on other derivative instruments	—	(1,768)
Interest rate swap agreements - Receivers (1)	(Loss) gain on interest rate swap and swaption agreements	7,852	—
Interest rate swap agreements - Payers (2)	(Loss) gain on interest rate swap and swaption agreements	(8,691)	(5,428)
Interest rate swap agreements - Payers (4)	(Loss) gain on interest rate swap and swaption agreements	(58,282)	(64,774)
Swaptions (4)	(Loss) gain on interest rate swap and swaption agreements	3,711	(6,270)
Credit risk management
Credit default swaps - Receive protection (5)	Gain (loss) on other derivative instruments	(30,344)	(18,661)
Non-risk management
TBAs	Gain (loss) on other derivative instruments	10,322	—
Inverse interest-only securities	Gain (loss) on other derivative instruments	5,686	18,094
Credit default swaps - Provide protection	Gain (loss) on other derivative instruments	—	3,015
Forward purchase commitments	(Loss) gain on mortgage loans held-for-sale	—	604
Total		$(34,976)	$(73,018)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(in thousands)
Trading Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Nine Months Ended September 30,
		2013	2012
Interest rate risk management
TBAs (1)	Gain (loss) on other derivative instruments	$138,429	$(22,817)
Put and call options for TBAs (1)	Gain (loss) on other derivative instruments	15,375	—
Constant maturity swaps (1)	Gain (loss) on other derivative instruments	(13,986)	—
Short U.S. Treasuries (1)	Gain (loss) on other derivative instruments	(991)	(1,768)
Interest rate swap agreements - Receivers (1)	(Loss) gain on interest rate swap and swaption agreements	7,852	—
Interest rate swap agreements - Payers (2)	(Loss) gain on interest rate swap and swaption agreements	(8,371)	(12,774)
Forward sale commitments (3)	(Loss) gain on mortgage loans held-for-sale	—	(26)
Interest rate swap agreements - Payers (4)	(Loss) gain on interest rate swap and swaption agreements	128,431	(110,409)
Swaptions (4)	(Loss) gain on interest rate swap and swaption agreements	95,476	(30,496)
Credit risk management
Credit default swaps - Receive protection (5)	Gain (loss) on other derivative instruments	(40,206)	(44,187)
Non-risk management
TBAs	Gain (loss) on other derivative instruments	668	—
Inverse interest-only securities	Gain (loss) on other derivative instruments	(33,234)	43,154
Credit default swaps - Provide protection	Gain (loss) on other derivative instruments	—	11,987
Forward purchase commitments	(Loss) gain on mortgage loans held-for-sale	(20,015)	604
Total		$269,428	$(166,732)
____________________

(1)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s available-for-sale securities, mortgage loans held-for-sale and forward purchase commitments.

(2)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s U.S. Treasuries, TBAs and MSRs.

(3)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s mortgage loans held-for-sale.

(4)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s repurchase agreements.

(5)	Includes derivative instruments held to mitigate credit risk associated with the Company’s non-Agency RMBS and mortgage loans held-for-sale.

For the three and nine months ended September 30, 2013, the Company recognized $15.1 million and $48.5 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from generally paying a fixed interest rate on an average $19.9 billion and $17.5 billion notional, respectively, to economically hedge a portion of the Company’s interest rate risk on its short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest.
For the three and nine months ended September 30, 2013, the Company terminated, had agreements mature or had options expire on a total of 35 and 107 interest rate swap and swaption positions of $8.0 billion and $16.5 billion notional, respectively. Upon settlement of the early terminations, contractual maturities and option expirations, the Company paid $10.2 million and $27.4 million in full settlement of its net interest spread liability and recognized $40.8 million in realized gains and $21.9 million in realized losses on the swaps and swaptions for the three and nine months ended September 30, 2013, respectively, including early termination penalties.
For the three and nine months ended September 30, 2013, the Company terminated or had agreements mature on eight and 13 credit default swap positions of $870.0 million and $985.0 million notional, respectively. Upon settlement of the early

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

terminations, the Company paid $0.5 million in full settlement of its net interest spread liability and recognized $9.9 million and $22.3 million, respectively, in realized losses on the credit default swaps, including early terminations penalties.
Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Derivative fair value adjustments are reflected within the unrealized (gain) loss on interest rate swaps and swaptions, unrealized loss (gain) on other derivative instruments, and loss (gain) on mortgage loans held-for-sale line items within the operating activities section of the condensed consolidated statements of cash flows. Realized losses on interest rate swap and swaption agreements are reflected within the loss on termination of interest rate swaps and swaptions line item within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the purchases of other derivative instruments, proceeds from sales of other derivative instruments, and (decrease)/increase in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.
Interest Rate Sensitive Assets/Liabilities
Available-for-sale Securities - The Company’s RMBS investment securities are generally subject to change in value when mortgage rates decline or increase, depending on the type of investment. Rising mortgage rates generally result in a slowing of refinancing activity, which slows prepayments and results in a decline in the value of the Company’s fixed-rate Agency pools. To mitigate the impact of this risk, the Company maintains a portfolio of financial instruments, primarily fixed-rate interest-only securities, which increase in value when interest rates increase. In addition, the Company has initiated TBA positions, put and call options for TBAs, and constant maturity swaps to further mitigate its exposure to higher interest rates, decreased prepayment speeds and widening mortgage spreads. The objective is to reduce the risk of losses to the portfolio caused by interest rate changes and changes in prepayment speeds.
As of September 30, 2013 and December 31, 2012, the Company had outstanding fair value of $89.1 million and $77.3 million, respectively, of interest-only securities in place to economically hedge its investment securities. These interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.
At September 30, 2013, $654.0 million of the Company’s long notional TBA positions and $2.4 billion of the Company’s short notional TBA positions were held as a means to mitigate exposure to higher interest rates and wider mortgage spreads, while the remaining $2.7 billion long notional TBA positions were held for non-risk management purposes (see “Non-Risk Management Activities” section). The Company discloses these on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following table presents the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$3,304,000	$3,509,122	$3,530,416	$21,896	$(601)
Sale contracts	(2,447,000)	(2,451,599)	(2,485,632)	—	(34,033)
TBAs, net	$857,000	$1,057,523	$1,044,784	$21,896	$(34,634)

	As of December 31, 2012
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$1,753,000	$1,867,621	$1,869,112	$1,729	$(239)
Sale contracts	(800,000)	(857,625)	(857,438)	188	—
TBAs, net	$953,000	$1,009,996	$1,011,674	$1,917	$(239)
___________________

(1)	Notional amount represents the face amount of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid/(received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the TBA (or of the underlying Agency RMBS) as of period-end.

(4)
Net carrying value represents the difference between the market value of the TBA as of period-end and its cost basis, and is reported in derivative assets / (liabilities), at fair value, in the condensed consolidated balance sheets.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2013, the Company had purchased put and call options for TBAs with a total notional amount of $2.5 billion. The Company paid upfront premiums of approximately $17.3 million for the options purchased. Each of the options will expire by December 2013. The put and call options had a net fair market value of $6.6 million, included in derivative assets, at fair value, in the condensed consolidated balance sheet as of September 30, 2013. The Company did not hold any put or call options for TBAs as of December 31, 2012.
The Company has also entered into constant maturity swaps between the 10-year interest rate swap curve and the yield to maturity on a 30-year Fannie Mae TBA to economically hedge mortgage spread widening. The Company had the following constant maturity swaps agreements in place at September 30, 2013:

(notional and dollars in thousands)
September 30, 2013
Determination Date	Average Strike Swap Rate	Notional Amount	Fair Value	Upfront Premium Paid	Unrealized Gain/(Loss)
November 2013	0.869%	3,000,000	(3,205)	—	(3,205)
December 2013	0.890%	5,000,000	(6,136)	—	(6,136)
Total	0.882%	$8,000,000	$(9,341)	$—	$(9,341)

The Company did not hold any constant maturity swaps as of December 31, 2012.
U.S. Treasuries, TBAs and MSRs - The Company has entered into interest rate swaps in combination with U.S. Treasuries, TBAs and MSRs to economically hedge funding cost risk, mortgage interest rate exposure (or duration), and mortgage basis widening, depending on the type of investment.
As of September 30, 2013 and December 31, 2012, the Company held $1.0 billion in fair value of U.S. Treasuries classified as trading securities and the following outstanding interest rate swaps utilized to economically hedge funding cost risk:

(notional in thousands)
September 30, 2013
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2016	$1,000,000	0.955%	0.259%	2.92
Total	$1,000,000

(notional in thousands)
December 31, 2012
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2015	$1,000,000	0.799%	0.350%	2.28
Total	$1,000,000

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2013 and December 31, 2012, the Company held the following interest rate swaps entered in combination with TBA contracts and/or MSRs to economically hedge mortgage basis widening and duration:

(notional in thousands)
September 30, 2013
Swaps Maturities	Notional Amount	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2014	$—	—%	—%	—
2015	—	—%	—%	—
2016	750,000	0.266%	0.754%	2.81
2017	—	—%	—%	—
2018 and Thereafter	1,725,000	0.266%	1.981%	6.36
Total	$2,475,000	0.266%	1.609%	5.28

(notional in thousands)
December 31, 2012
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2014	$500,000	0.399%	0.356%	1.78
Total	$500,000

As of December 31, 2012, all of the Company’s interest rate swap contracts received interest at a 3-month LIBOR rate. However, as of September 30, 2013, the Company also utilized the above interest rate swaps entered in combination with TBA contracts and/or MSRs where the Company paid interest at a 3-month LIBOR rate.
Commitments to Purchase and/or Sell Mortgage Loans Held-for-Sale - Prior to a mortgage loan purchase, the Company may enter into forward purchase commitments with counterparties whereby the Company commits to purchasing the loans at a particular interest rate, provided the borrower elects to close the loan. These commitments to purchase mortgage loans have been defined as derivatives and are, therefore, recorded on the balance sheet as assets or liabilities and measured at fair value. Subsequent changes in fair value are recorded on the balance sheet as adjustments to the carrying value of these assets or liabilities with a corresponding adjustment recognized in current period earnings. As of December 31, 2012, the Company had entered into commitments to purchase $56.9 million of mortgage loans, subject to fallout if the loans do not close, with a fair value of $0.2 million included in derivative assets on the condensed consolidated balance sheet at December 31, 2012. As of September 30, 2013, the Company had no remaining commitments to purchase mortgage loans.
The Company is exposed to interest rate risk on mortgage loans from the time it commits to purchase the mortgage loan until it acquires the loan from the originator and subsequently sells the loan to a third party. Changes in interest rates impact the market price for the mortgage loans. For example, as market interest rates decline, the value of mortgage loans held-for-sale increases, and vice versa. To mitigate the impact of this risk, the Company may from time to time enter into a forward sale commitment under the Forward AAA Securities Agreement, or the Forward Agreement, with Barclays Bank PLC, or Barclays, pursuant to which Barclays would purchase certain securities issued in connection with a potential securitization transaction involving mortgage loans subject to the Forward Agreement. As of September 30, 2013, the Company did not have any trades under the Forward Agreement. The Company may also enter into other derivative contracts to hedge the interest rate risk related to the commitments to purchase mortgage loans, such as interest rate swaps, swaptions, TBA positions, put and call options for TBAs or constant maturity swaps.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2013 and December 31, 2012, the Company had the following outstanding interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) associated with the Company’s short-term repurchase agreements:

(notional in thousands)
September 30, 2013
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2014	$900,000	0.318%	0.269%	0.29
2015	4,000,000	0.386%	0.270%	1.28
2016	2,650,000	0.579%	0.263%	2.42
2017	4,225,000	0.888%	0.263%	3.62
2018 and Thereafter	2,325,000	1.294%	0.259%	5.52
Total	$14,100,000	0.718%	0.265%	2.83

(notional in thousands)
December 31, 2012
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2013	$2,275,000	0.713%	0.315%	0.56
2014	1,675,000	0.644%	0.311%	1.57
2015	2,770,000	0.908%	0.313%	2.43
2016	1,940,000	0.874%	0.323%	3.46
2017 and Thereafter	3,910,000	0.960%	0.313%	4.72
Total	$12,570,000	0.850%	0.315%	2.85

As of September 30, 2013 and December 31, 2012, the Company had the following outstanding interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would either pay or receive a fixed rate) that were utilized as macro-economic hedges:

September 30, 2013
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Payer	≥ 6 Months	229,944	313,418	41.79	6,400,000	4.23%	3M Libor	9.06
Total Payer		$229,944	$313,418	41.79	$6,400,000	4.23%	3M Libor	9.06

Receiver	< 6 Months	$(7,383)	$(5)	0.10	$(1,170,000)	3M Libor	3.11%	10.00
Receiver	≥ 6 Months	(81,248)	(75,542)	45.02	(800,000)	3M Libor	3.44%	10.00
Total Receiver		$(88,631)	$(75,547)	45.02	$(1,970,000)	3M Libor	3.24%	10.00

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

December 31, 2012
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Payer	< 6 Months	$3,983	$30	5.38	$300,000	4.00%	3M Libor	10.00
Payer	≥ 6 Months	129,925	102,018	53.38	4,650,000	3.74%	3M Libor	9.74
Total Payer		$133,908	$102,048	53.38	$4,950,000	3.75%	3M Libor	9.76

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
Credit Risk
The Company’s exposure to credit losses on its U.S. Treasuries and Agency portfolio of investment securities is limited because these securities are issued by the U.S. Department of the Treasury or GSEs. The payment of principal and interest on the Freddie Mac and Fannie Mae mortgage-backed securities are guaranteed by those respective agencies, and the payment of principal and interest on the Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the U.S. Government.
For non-Agency investment securities and mortgage loans, the Company may enter into credit default swaps to hedge credit risk. In future periods, the Company could enhance its credit risk protection, enter into further paired derivative positions, including both long and short credit default swaps, and/or seek opportunistic trades in the event of a market disruption (see “Non-Risk Management Activities” section). The Company also has processes and controls in place to monitor, analyze, manage and mitigate its credit risk with respect to non-Agency RMBS and mortgage loans.
As of September 30, 2013, the Company held credit default swaps whereby the Company receives credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company’s credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.
The following tables present credit default swaps whereby the Company is receiving protection held as of September 30, 2013 and December 31, 2012:

(notional and dollars in thousands)
September 30, 2013
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
Receive	12/20/2013	181.91	(105,000)	(67)	(3,225)	(3,292)
	6/20/2016	105.50	(100,000)	(2,043)	(260)	(2,303)
	12/20/2016	496.00	(25,000)	(95)	(4,062)	(4,157)
	6/20/2018	432.20	(500,000)	(30,139)	14,563	(15,576)
	12/20/2018	80.88	(700,000)	(6,472)	6,662	190
	5/25/2046	356.00	(32,165)	8,964	(15,026)	(6,062)
	Total	223.10	$(1,462,165)	$(29,852)	$(1,348)	$(31,200)

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

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of September 30, 2013, the fair value of derivative financial instruments as an asset and liability position was $544.5 million and $73.8 million, respectively.
The Company mitigates the credit risk exposure on derivative financial instruments by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines; the Company also seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. As of September 30, 2013, the Company has received cash deposits from counterparties of $231.8 million and placed cash deposits of $410.7 million in accounts maintained by counterparties, of which the amounts are netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the condensed consolidated balance sheet.
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
Non-Risk Management Activities
The Company has entered into certain financial instruments that are considered derivative contracts under ASC 815 that are not for purposes of hedging. These contracts are currently limited to inverse interest-only RMBS, credit default swaps, forward purchase commitments and TBAs. As of September 30, 2013, the Company held $2.7 billion notional TBAs as a means of deploying capital until targeted investments are available, and to take advantage of temporary displacements in the marketplace.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Inverse interest-only securities with a carrying value of $226.7 million, including accrued interest receivable of $3.1 million, are accounted for as derivative financial instruments in the condensed consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012
Face Value	$1,648,236	$1,909,351
Unamortized premium	—	—
Unamortized discount
Designated credit reserve	—	—
Net, unamortized	(1,395,982)	(1,620,966)
Amortized Cost	252,254	288,385
Gross unrealized gains	3,807	21,616
Gross unrealized losses	(32,386)	(8,737)
Carrying Value	$223,675	$301,264

Note 13. Other Assets
Other assets as of September 30, 2013 and December 31, 2012 are summarized in the following table:

(in thousands)	September 30, 2013	December 31, 2012
Property and equipment at cost	$2,073	$1,034
Accumulated depreciation (1)	(675)	(251)
Net property and equipment	1,398	783
Mortgage servicing rights, at fair value	15,703	—
Prepaid expenses	974	1,411
Current income tax receivable	—	4,323
Deferred tax assets	—	44,184
Intangible assets	1,600	—
Servicing advances	5,368	—
Other receivables (2)	2,198	31,885
Total other assets	$27,241	$82,586
____________________

(1)	Depreciation expense for the three and nine months ended September 30, 2013 was $168,586 and $424,191, respectively.

(2)	The majority of other receivables at December 31, 2012 are amounts due from the Company’s transfer agent for cash proceeds received upon exercise of warrants by warrant holders on December 31, 2012.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Mortgage Servicing Rights
On April 30, 2013, one of the Company’s wholly owned subsidiaries acquired a company that has seller-servicer approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSRs. The MSRs acquired in conjunction with this acquisition and those subsequently purchased represent the right to service mortgage loans. The Company and its subsidiaries do not originate or directly service mortgage loans, and instead contract with fully licensed subservicers to handle all servicing functions for the loans underlying the Company’s MSRs. The following table summarizes activity related to MSRs, for the three and nine months ended September 30, 2013.

(in thousands)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Balance at beginning of period	$1,452	$—
Additions	13,390	14,887
Changes in fair value due to:
Changes in fair value assumptions	—	—
Other changes in fair value	861	816
Balance at end of period	$15,703	$15,703

As of September 30, 2013, the MSR portfolio includes approximately 14,000 loans with unpaid principal balance of approximately $1.7 billion.
The following table presents the components of servicing revenue recorded within other income on the Company’s condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2013:

(in thousands)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Servicing fee income	$899	$1,114
Ancillary fee income	90	120
	$989	$1,234

Note 14. Other Liabilities
Other liabilities as of September 30, 2013 and December 31, 2012 are summarized in the following table:

(in thousands)	September 30, 2013	December 31, 2012
Accrued expenses	$17,330	$13,295
Deferred tax liabilities	31,200	—
Income taxes payable	2,356	—
Other	5,239	—
Total other liabilities	$56,125	$13,295

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
Investment securities - The Company holds a portfolio of AFS and trading securities that are carried at fair value in the condensed consolidated balance sheet. AFS securities are primarily comprised of Agency and non-Agency RMBS while the Company’s U.S. Treasuries are classified as trading securities. The Company determines the fair value of its U.S. Treasuries and Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. In determining the fair value of its non-Agency RMBS, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its U.S. Treasuries as Level 1 fair value assets at September 30, 2013. The Company classified 100% of its RMBS AFS securities reported at fair value as Level 2 at September 30, 2013. AFS and trading securities account for 81.2% and 6.4%, respectively, of all assets reported at fair value at September 30, 2013.
Equity securities - The Company held shares of Silver Bay common stock at December 31, 2012 that were carried at fair value in the condensed consolidated balance sheet as a result of a fair value option election. The Company determined fair value of these equity securities based on the closing market price at period end. Because the shares were distributed to the Company’s stockholders in 2013, equity securities are no longer recognized on the condensed consolidated balance sheet as of September 30, 2013.
Mortgage loans held-for-sale - The Company holds a portfolio of mortgage loans held-for-sale that are carried at fair value in the condensed consolidated balance sheet as a result of a fair value option election. The Company determines fair value of its mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 21.4% and 78.6% of its mortgage loans held-for-sale as Level 2 and Level 3 fair value assets, respectively, at September 30, 2013.
Mortgage loans held-for-investment in securitization trusts - The Company recognizes on its condensed consolidated balance sheet mortgage loans held-for-investment in securitization trusts that are carried at fair value as a result of a fair value option election. The Company determines fair value of its mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 100% of its mortgage loans held-for-investment in securitization trusts as Level 2 fair value assets at September 30, 2013.
Mortgage servicing rights - The Company holds a portfolio of MSRs that are carried at fair value and included in other assets on the condensed consolidated balance sheet. As there are limited MSR transactions that are directly observable in the market, the Company determines fair value of its MSRs based upon cash flow models that are primarily based on observable

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and discount rates). The Company classified 100% of its MSRs as Level 3 fair value assets at September 30, 2013.
Derivative instruments - The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, swaptions, and credit default swaps. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, swaptions and credit default swaps reported at fair value as Level 2 at September 30, 2013.
The Company also enters into certain other derivative financial instruments, such as TBAs and inverse interest-only securities. These instruments are similar in form to the Company’s AFS securities and the Company utilizes a pricing service for TBAs and broker quotes for inverse interest-only securities to value these instruments. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at September 30, 2013. The Company reported 100% of its TBAs as Level 1 as of September 30, 2013.
The Company may also enter into forward purchase commitments on mortgage loans whereby the Company commits to purchasing the loans at a particular interest rate. The fair value of these derivatives is determined based on prices obtained from third-party price providers. Fallout assumptions if the borrower elects not to close the loan are applied to the third-party pricing. The Company did not hold any forward purchase commitments as of September 30, 2013.
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
The Company has netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by ISDA. Additionally, both the Company and the counterparty are required to post cash collateral based upon the net underlying market value of the Company’s open positions with the counterparty. Posting of cash collateral typically occurs daily, subject to certain dollar thresholds. Due to the existence of netting arrangements, as well as frequent cash collateral posting at low posting thresholds, credit exposure to the Company and/or to the counterparty is considered materially mitigated. Based on the Company’s assessment, there is no requirement for any additional adjustment to derivative valuations specifically for credit.
Collateralized borrowings in securitization trusts - The Company recognizes on its condensed consolidated balance sheet collateralized borrowings that are carried at fair value as a result of a fair value option election. The Company determines fair value of its collateralized borrowings based on prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its collateralized borrowings in securitization trusts as Level 2 fair value assets at September 30, 2013.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis. The Company often economically hedges the fair value change of its assets or liabilities with derivatives and other financial instruments. The tables below display the hedges separately from the hedged items, and therefore do not directly display the impact of the Company’s risk management activities.

	Recurring Fair Value Measurements
	At September 30, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,672,233	$—	$12,672,233
Trading securities	1,000,625	—	—	1,000,625
Mortgage loans held-for-sale	—	119,607	440,130	559,737
Mortgage loans held-for-investment in securitization trusts	—	804,988	—	804,988
Derivative assets	21,896	522,619	—	544,515
Mortgage servicing rights	—	—	15,703	15,703
Total assets	$1,022,521	$14,119,447	$455,833	$15,597,801
Liabilities
Collateralized borrowings in securitization trusts	$—	$649,082	$—	$649,082
Derivative liabilities	34,634	39,193	—	73,827
Total liabilities	$34,634	$688,275	$—	$722,909

	Recurring Fair Value Measurements
	At December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$13,665,083	$1,871	$13,666,954
Trading securities	1,002,062	—	—	1,002,062
Equity securities	335,638	—	—	335,638
Mortgage loans held-for-sale	—	58,607	—	58,607
Derivative assets	1,917	460,163	—	462,080
Total assets	$1,339,617	$14,183,853	$1,871	$15,525,341
Liabilities
Derivative liabilities	$239	$129,055	$—	$129,294
Total liabilities	$239	$129,055	$—	$129,294

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of September 30, 2013, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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

	Level 3 Recurring Fair Value Measurements
	Three Months Ended September 30, 2013
	Assets
(in thousands)	Available-For-Sale Securities		Mortgage Loans Held-For-Sale		Mortgage Servicing Rights
Beginning of period level 3 fair value	$—		$438,193		$1,452
Gains/(losses) included in net income:
Realized gains (losses)	—	(1)	211		—
Unrealized gains (losses)	—		7,588	(2)	861
Total net gains/(losses) included in net income	—		7,799		861
Other comprehensive income	—		—		—
Purchases	—		175		13,390
Sales	—		—		—
Settlements	—		(6,037)		—
Gross transfers into level 3	—		—		—
Gross transfers out of level 3	—		—		—
End of period level 3 fair value	$—		$440,130		$15,703
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—		$7,588	(3)	$861

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Level 3 Recurring Fair Value Measurements
	Nine Months Ended September 30, 2013
	Assets
(in thousands)	Available-For-Sale Securities		Mortgage Loans Held-For-Sale		Mortgage Servicing Rights
Beginning of period level 3 fair value	$1,871		$—		$—
Gains/(losses) included in net income:
Realized gains (losses)	74	(1)	633		—
Unrealized gains (losses)	—		8,762	(2)	816
Total net gains/(losses) included in net income	74		9,395		816
Other comprehensive income	1,426		—		—
Purchases	—		440,243		14,887
Sales	—		—		—
Settlements	—		(9,508)		—
Gross transfers into level 3	3,000		—		—
Gross transfers out of level 3	(6,371)		—		—
End of period level 3 fair value	$—		$440,130		$15,703
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—		$8,762	(3)	$816
___________________

(1)
For the three and nine months ended September 30, 2013, the realized gains on available-for-sale securities represent net (premium amortization)/discount accretion recorded in interest income on the condensed consolidated statements of comprehensive income.

(2)
For the three and nine months ended September 30, 2013, the change in unrealized gains or losses on mortgage loans held-for-sale was recorded in (loss) gain on mortgage loans held-for-sale on the condensed consolidated statements of comprehensive income.

(3)
For the three and nine months ended September 30, 2013, the change in unrealized gains or losses on mortgage loans held-for-sale that were held at the end of the reporting period were recorded in (loss) gain on mortgage loans held-for-sale on the condensed consolidated statements of comprehensive income.

The Company transferred one Level 2 asset in the amount of $3.0 million into Level 3 during the three months ended March 31, 2013. The asset was deemed to be Level 3 based on the limited availability of third-party pricing. However, during the nine months ended September 30, 2013, the Company transferred this asset along with two other Level 3 assets in the amount of $6.4 million into Level 2. The assets were deemed to be Level 2 based on the availability of third-party pricing and corroborating market data. The Company did not incur transfers between Level 1 and Level 2 for the nine months ended September 30, 2013. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
The Company used a third-party pricing provider in the fair value measurement of its Level 3 mortgage loans held-for-sale. The significant unobservable inputs used by the third-party pricing provider included expected default, severity and discount rate. Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The table below presents information about the significant unobservable inputs used in the fair value measurement of the Company’s MSRs classified as Level 3 fair value assets at September 30, 2013:

	As of September 30, 2013
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Range			Weighted Average
Mortgage servicing rights	$15,703	Discounted cash flow	Constant prepayment speed	6	-	11%	8.5%
			Delinquency	3	-	10%	5.0%
			Discount rate	8	-	14%	11.3%
___________________

(1)
Significant increases/(decreases) in any of the inputs in isolation may result in significantly lower/(higher) fair value measurement. A change in the assumption used for discount rates may be accompanied by a directionally similar change in the assumption used for the the probability of delinquency and a directionally opposite change in the assumption used for prepayment rates.

Fair Value Option for Financial Assets and Financial Liabilities
The Company elected the fair value option for the residential mortgage loans it acquired. The fair value option was elected to mitigate earnings volatility by better matching the accounting for the assets with the related hedges. The residential mortgage loans are carried within mortgage loans held-for-sale on the condensed consolidated balance sheet. The Company’s policy is to separately record interest income on these fair value elected loans. Upfront fees and costs related to the fair value elected loans are not deferred or capitalized. Fair value adjustments are reported in (loss) gain on mortgage loans held-for-sale on the condensed consolidated statements of comprehensive income. The fair value option is irrevocable once the loan is acquired.
The Company elected the fair value option for the equity securities carried on the condensed consolidated balance sheet at December 31, 2012, which consist solely of shares of Silver Bay common stock. The Company determined fair value of these equity securities based on the closing market price at period end. Fair value adjustments are reported in (loss) gain on investment securities on the condensed consolidated statements of comprehensive income.
The Company also elected the fair value option for both the mortgage loans held-for-investment in securitization trusts and the collateralized borrowings in securitization trusts carried on the condensed consolidated balance sheet. The fair value option was elected to better reflect the economics of the Company’s retained interests. The Company’s policy is to separately record interest income on the fair value elected loans and interest expense on the fair value elected borrowings. Upfront fees and costs are not deferred or capitalized. Fair value adjustments are reported in other income on the condensed consolidated statements of comprehensive income.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the fair value option elections and information regarding the amounts recognized in earnings for each fair value option-elected item.

	Changes included in the Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(in thousands)
Interest income:
Interest income on mortgage loans held-for-sale (1)	$9,297	$167	$15,409	$362
Interest income on mortgage loans held-for-investment in securitization trusts (1)	5,649	—	11,672	—
Interest expense:
Interest expense on collateralized borrowings in securitization trusts	(3,125)	—	(6,112)	—
Other income:
Realized loss on mortgage loans held-for-sale (2)	(10,456)	(23)	(10,221)	(45)
Unrealized gain on mortgage loans held-for-sale (2)	6,013	34	4,974	59
Unrealized gain (loss) on mortgage loans held-for-investment in securitization trusts (3)	1,698	—	(23,059)	—
Unrealized gain on collateralized borrowings in securitization trusts (3)	7,076	—	39,680	—
Realized gain on equity securities (4)	—	—	13,725	—
Unrealized loss on equity securities (4)	—	—	(5,882)	—
Total included in net income	$16,152	$178	$40,186	$376
Change in fair value due to credit risk	$—	$—	$—	$—
____________________

(1)
Interest income on mortgage loans held-for-sale and mortgage loans held-for-investment in securitization trusts is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.

(2)	Realized loss and unrealized gain on mortgage loans held-for-sale are recorded in (loss) gain on mortgage loans held-for-sale on the condensed consolidated statements of comprehensive income.

(3)
Unrealized gain (loss) on mortgage loans held-for-investment in securitization trusts and unrealized gain on collateralized borrowings in securitization trusts are recorded in other income on the condensed consolidated statements of comprehensive income.

(4)	Realized gain and unrealized loss on equity securities are recorded in (loss) gain on investment securities on the condensed consolidated statements of comprehensive income.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The table below provides the fair value and the unpaid principal balance for the Company’s fair value option-elected loans and collateralized borrowings.

	September 30, 2013		December 31, 2012
(in thousands)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Mortgage loans held-for-sale
Total loans	$688,620	$559,737	$56,976	$58,607
Nonaccrual loans	$70,382	$55,782	$—	$—
Loans 90+ days past due	$47,086	$37,303	$—	$—
Mortgage loans held-for-investment in securitization trusts
Total loans	$825,285	$804,988	$—	$—
Nonaccrual loans	$—	$—	$—	$—
Loans 90+ days past due	$—	$—	$—	$—
Collateralized borrowings in securitization trusts
Total borrowings	$698,150	$649,082	$—	$—
____________________

(1)	Excludes accrued interest receivable.

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

•
AFS securities, trading securities, equity securities, mortgage loans held-for-sale, mortgage loans held-for-investment in securitization trusts, MSRs, derivative assets and liabilities, and collateralized borrowings in securitization trusts are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the Fair Value Measurements section of this footnote.

•
Cash and cash equivalents and restricted cash have a carrying value which approximates fair value because of the short maturities of these instruments. The Company categorizes the fair value measurement of these assets as Level 1.

•
The carrying value of repurchase agreements that mature in less than one year generally approximates fair value due to the short maturities. The Company holds $200.0 million of repurchase agreements that are considered long-term. The Company’s long-term repurchase agreements have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 1.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities	$12,672,233	$12,672,233	$13,666,954	$13,666,954
Trading securities	1,000,625	1,000,625	1,002,062	1,002,062
Equity securities	—	—	335,638	335,638
Mortgage loans held-for-sale	559,737	559,737	58,607	58,607
Mortgage loans held-for-investment in securitization trusts	804,988	804,988	—	—
Cash and cash equivalents	723,160	723,160	821,108	821,108
Restricted cash	678,328	678,328	302,322	302,322
Derivative assets	544,515	544,515	462,080	462,080
Mortgage servicing rights	15,703	15,703	—	—
Liabilities
Repurchase agreements	$12,152,065	$12,152,065	$12,624,510	$12,624,510
Collateralized borrowings in securitization trusts	649,082	649,082	—	—
Derivative liabilities	73,827	73,827	129,294	129,294

Note 16. Repurchase Agreements
The Company had outstanding $12.2 billion of repurchase agreements, including repurchase agreements funding the Company’s U.S. Treasuries of $996.3 million. Excluding the debt associated with the Company’s U.S. Treasuries and the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.71% and weighted average remaining maturities of 76 days as of September 30, 2013. The Company had outstanding $12.6 billion of repurchase agreements with a weighted average borrowing rate of 0.76%, excluding the debt associated with the Company’s U.S. Treasuries and the effect of the Company’s interest rate swaps, and weighted average remaining maturities of 85 days as of December 31, 2012. As of September 30, 2013 and December 31, 2012, the debt associated with the Company’s U.S. Treasuries had a weighted average borrowing rate of 0.09% and 0.30%, respectively.
At September 30, 2013 and December 31, 2012, the repurchase agreement balances were as follows:

(in thousands)	September 30, 2013	December 31, 2012
Short-term	$11,952,065	$12,424,510
Long-term	200,000	200,000
Total	$12,152,065	$12,624,510

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At September 30, 2013 and December 31, 2012, the repurchase agreements had the following characteristics:

(dollars in thousands)	September 30, 2013		December 31, 2012
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Amount Outstanding	Weighted Average Borrowing Rate
U.S. Treasuries	$996,250	0.09%	$997,500	0.30%
Agency RMBS AFS	9,251,556	0.45%	10,171,385	0.54%
Non-Agency RMBS	1,714,491	2.07%	1,177,675	2.50%
Agency derivatives	173,579	1.02%	228,241	1.16%
Mortgage loans held-for-sale	16,189	2.55%	49,709	2.46%
Total	$12,152,065	0.66%	$12,624,510	0.72%

At September 30, 2013 and December 31, 2012, the repurchase agreements had the following remaining maturities:

(in thousands)	September 30, 2013	December 31, 2012
Within 30 days	$2,911,117	$3,038,229
30 to 59 days	4,730,641	3,528,393
60 to 89 days	88,560	1,731,595
90 to 119 days	1,566,860	849,621
120 to 364 days	1,658,637	2,279,172
Open maturity (1)	996,250	997,500
One year and over (2)	200,000	200,000
Total	$12,152,065	$12,624,510
____________________

(1)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(2)	One year and over includes repurchase agreements with maturity dates ranging from June 26, 2015 to June 27, 2016.

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	September 30, 2013	December 31, 2012
Available-for-sale securities, at fair value	$12,239,599	$12,810,355
Trading securities, at fair value	1,000,625	1,002,062
Mortgage loans held-for-sale	18,982	52,529
Cash and cash equivalents	15,000	10,000
Restricted cash	259,642	84,307
Due from counterparties	103,682	36,917
Derivative assets, at fair value	221,402	291,054
Total	$13,858,932	$14,287,224

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at September 30, 2013 and December 31, 2012:

	September 30, 2013				December 31, 2012
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Barclays Capital Inc.	$1,293,826	$300,824	8%	41.1	$1,127,888	$257,858	7%	90.3
All other counterparties (2) (3)	9,861,989	1,381,138	37%	81.0	10,499,122	1,403,268	41%	84.0
Total	$11,155,815	$1,681,962			$11,627,010	$1,661,126
____________________

(1)
Represents the net carrying value of the securities and mortgage loans held-for-sale sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. At September 30, 2013 and December 31, 2012, the Company had $43.5 million and $291.7 million, respectively, in payables due to broker counterparties for unsettled securities purchases. The payables are not included in the amounts presented above.

(2)	Excludes $996.3 million of repurchase agreements collateralized by U.S. Treasuries with a rolling 1-day maturity.

(3)	Represents amounts outstanding with 20 and 21 counterparties at September 30, 2013 and December 31, 2012, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties.

Note 17. Collateralized Borrowings in Securitization Trusts, at Fair Value
During the nine months ended September 30, 2013, the Company purchased subordinated debt and excess servicing rights from a securitization trust issued by a third party. Also during the nine months ended September 30, 2013, the Company purchased subordinated debt and excess servicing rights from a securitization trust sponsored by a subsidiary of the Company. The debt associated with the underlying residential mortgage loans held at the trusts, which are consolidated on the Company’s condensed consolidated balance sheet, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. As of September 30, 2013, the collateralized borrowings in securitization trusts had a carrying value of $649.1 million with a weighted average interest rate of 2.79%. The stated maturity dates for all collateralized borrowings are greater than five years from September 30, 2013. No collateralized borrowings were outstanding as of December 31, 2012.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 18. Stockholders’ Equity
Distributions to Stockholders
The following table presents cash dividends declared by the Company on its common stock from October 28, 2009 through September 30, 2013:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
September 11, 2013	September 26, 2013	October 23, 2013	$0.28
June 18, 2013	June 28, 2013	July 23, 2013	$0.31
March 18, 2013	April 2, 2013	April 24, 2013	$0.32
December 17, 2012	December 31, 2012	January 18, 2013	$0.55
September 12, 2012	September 24, 2012	October 22, 2012	$0.36
June 12, 2012	June 22, 2012	July 20, 2012	$0.40
March 14, 2012	March 26, 2012	April 20, 2012	$0.40
December 14, 2011	December 27, 2011	January 20, 2012	$0.40
September 14, 2011	September 26, 2011	October 20, 2011	$0.40
June 14, 2011	June 24, 2011	July 20, 2011	$0.40
March 2, 2011	March 14, 2011	April 14, 2011	$0.40
December 8, 2010	December 17, 2010	January 20, 2011	$0.40
September 13, 2010	September 30, 2010	October 21, 2010	$0.39
June 14, 2010	June 30, 2010	July 22, 2010	$0.33
March 12, 2010	March 31, 2010	April 23, 2010	$0.36
December 21, 2009	December 31, 2009	January 26, 2010	$0.26

Special Dividend of Silver Bay Common Stock
On March 18, 2013, the Company’s board of directors declared a special dividend pursuant to which the 17,824,647 shares of Silver Bay common stock the Company received in exchange for the contribution of its equity interests in Two Harbors Property Investment LLC to Silver Bay on December 19, 2012 would be distributed, on a pro rata basis, to the Company’s stockholders of record at the close of business on April 2, 2013. The final distribution ratio for the stock dividend was determined to be 0.048825853 shares of Silver Bay common stock for each share of the Company’s common stock outstanding as of April 2, 2013. The dividend was paid on or about April 24, 2013.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income at September 30, 2013 and December 31, 2012 was as follows:

(in thousands)	September 30, 2013	December 31, 2012
Available-for-sale securities, at fair value
Unrealized gains	$693,225	$724,696
Unrealized losses	(180,451)	(28,238)
Accumulated other comprehensive income	$512,774	$696,458

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Reclassifications out of Accumulated Other Comprehensive Income
The following table summarizes reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2013 and 2012:

(in thousands)	Affected Line Item in the Condensed Consolidated Statements of Comprehensive Income	Amount Reclassified out of Accumulated Other Comprehensive Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Other-than-temporary-impairments on AFS securities	Total other-than-temporary impairment losses	$—	$559	$1,662	$9,310
Realized (gains) losses on sales of AFS securities	(Loss) gain on investment securities	187,007	803	123,089	(6,342)
		$187,007	$1,362	$124,751	$2,968

Public Offering
On March 22, 2013, the Company completed a public offering of 50,000,000 shares of its common stock and issued an additional 7,500,000 shares of common stock pursuant to the underwriters’ over-allotments at a price of $13.46 per share, for gross proceeds of approximately $774.0 million. Net proceeds to the Company were approximately $762.9 million, net of issuance costs of approximately $11.1 million.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitation detailed in the plan prospectus. An aggregate of 7.5 million shares of the Company’s common stock were originally reserved for issuance under the plan. As of September 30, 2013, 138,036 shares have been issued under the plan for total proceeds of $1.5 million.
Share Repurchase Program
On October 5, 2011, the Company’s board of directors authorized a share repurchase program, which allows the Company to repurchase up to 10,000,000 shares of its common stock. On November 14, 2012, the board of directors authorized an increase in the share repurchase program of 15,000,000, for a total of 25,000,000 shares. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. As of September 30, 2013, 2,450,700 shares had been repurchased by the Company under the program for a total cost of $23.9 million.
At-the-Market Offering
On May 25, 2012, the Company entered into an equity distribution agreement under which the Company may sell up to an aggregate of 20,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of September 30, 2013, 7,585,869 shares of common stock have been sold under the equity distribution agreement for total accumulated net proceeds of approximately $77.6 million; however, no shares were sold during the nine months ended September 30, 2013.
Warrants
From January 1, 2013 to April 2, 2013, warrant holders exercised 8,720,690 warrants to purchase 8,720,690 shares of the Company’s common stock, at an exercise price of $11.00 per share.
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
From April 3, 2013 to September 30, 2013, warrant holders exercised 619,370 warrants to purchase 664,365 shares of the Company’s common stock, at an exercise price of $10.25 per share. Total proceeds to the Company for warrant exercises during the nine months ended September 30, 2013 were approximately $102.3 million.
Additionally, certain Capitol founders holding warrants containing cashless exercise provisions exercised 100,000 warrants on a cashless basis, resulting in the surrender of 93,649 shares of common stock and the issuance of 6,351 shares of common stock during the nine months ended September 30, 2013. No proceeds were received by the Company as a result of the cashless exercises.
As of September 30, 2013, 4,091,369 warrants to purchase approximately 4,388,811 shares of common stock remained outstanding and will expire at 5:00 p.m. EST on November 7, 2013, pursuant to the terms of the warrant agreement.

Note 19. Equity Incentive Plan
In 2009, the Company adopted an equity incentive plan, which provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including PRCM Advisers and affiliates and personnel of PRCM Advisers and its affiliates, and any joint venture affiliates of the Company.
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
The Company’s restated 2009 equity incentive plan provides for grants of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, subject to a ceiling of 3,000,000 shares available for issuance under the plan. The plan allows for the Company’s board of directors to expand the types of awards available under the plan to include long-term incentive plan units in the future. The maximum number of shares with respect to which any options may be granted in any one year to any eligible person may not exceed 500,000. The maximum number of shares that may underlie grants, other than grants of options, in any one year to any eligible person may not exceed 200,000. If an award granted under the restated 2009 equity incentive plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless previously terminated by the Company’s board of directors, no new award may be granted under the restated 2009 equity incentive plan after the tenth anniversary of the date that such plan was initially approved by the Company’s board of directors. No award may be granted under the restated 2009 equity incentive plan to any person who, assuming payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

On May 23, 2012 and May 21, 2013, the Company granted 32,021 and 36,335 shares of restricted common stock, respectively, to its independent directors pursuant to the 2009 equity incentive plan. The estimated fair value of these awards was $10.15 and $11.56 per share, respectively, based on the closing price of the Company’s common stock on such date. The grants vested immediately. Additionally, on May 29, 2013, the Company granted 1,020,969 shares of restricted common stock to its executive officers and other key employees of PRCM Advisers pursuant to the restated 2009 equity incentive plan. The estimated fair value of these awards was $11.23 per share on grant date, May 29, 2013, based on the closing price of the Company’s common stock on such date. However, as the cost of these awards is determined using fair value liability accounting in accordance with ASC 718, the fair value of these awards as of September 30, 2013 is $9.71 per share based on the closing price of the Company’s common stock on such date. The grants will vest in three annual installments commencing on the date of the grant, as long as such individual is employed on the vesting date.
For the three and nine months ended September 30, 2013, the Company recognized compensation costs related to restricted stock of $1.5 million and $2.5 million, respectively. For the three and nine months ended September 30, 2012, the Company recognized compensation costs related to restricted stock of $29,340 and $462,686, respectively.

Note 20. Other Operating Expenses
Components of the Company’s other operating expenses for the three and nine months ended September 30, 2013 and 2012, are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Other operating expenses:
General and administrative	$7,754	$3,418	$20,069	$9,789
Directors and officers’ insurance	201	204	603	493
Professional fees	1,200	332	4,223	1,141
Subservicing expenses	862	—	1,169	—
Total other operating expenses	$10,017	$3,954	$26,064	$11,423

Note 21. Income Taxes
For the three and nine months ended September 30, 2013 and 2012, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C-Corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
During the three and nine months ended September 30, 2013, the Company’s TRSs recognized a provision for income taxes of $23.7 million and $77.8 million, respectively. The significant change in the provision for income taxes in the quarter is related to the deferred tax on unrealized gains at one of the Company’s TRSs. During the three and nine months ended September 30, 2012, the Company’s TRSs recognized a benefit from income taxes of $7.8 million and $32.0 million, respectively.
Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements of a contingent tax liability for uncertain tax positions.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 22. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share, or EPS, for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2013	2012	2013	2012
Numerator:
Net (loss) income from continuing operations	$(193,599)	$29,476	$336,361	$105,507
Income (loss) from discontinued operations	871	(2,674)	3,264	(2,901)
Net (loss) income attributable to common stockholders	$(192,728)	$26,802	$339,625	$102,606
Denominator:
Weighted average common shares outstanding	364,032,788	269,972,503	345,046,012	224,015,418
Weighted average restricted stock shares	1,024,979	32,709	483,599	43,344
Basic weighted average shares outstanding	365,057,767	270,005,212	345,529,611	224,058,762
Dilutive weighted average warrants	109,225	932,748	840,747	310,916
Diluted weighted average shares outstanding	365,166,992	270,937,960	346,370,358	224,369,678
Basic (Loss) Earnings Per Share:
Continuing operations	$(0.53)	$0.11	$0.97	$0.47
Discontinued operations	—	(0.01)	0.01	(0.01)
Net (loss) income	$(0.53)	$0.10	$0.98	$0.46
Diluted (Loss) Earnings Per Share:
Continuing operations	$(0.53)	$0.11	$0.97	$0.47
Discontinued operations	—	(0.01)	0.01	(0.01)
Net (loss) income	$(0.53)	$0.10	$0.98	$0.46

During the three and nine months ended September 30, 2013, the weighted average market value per share of the Company’s common stock, after factoring in the number of shares of the Company’s common stock issuable for each warrant of 1.0727 shares, was above the exercise price of the warrants, making the warrants dilutive.
During the three and nine months ended September 30, 2012, the weighted average market value per share of the Company’s common stock was above the exercise price of the warrants, making the warrants dilutive.

Note 23. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with the Management Agreement with PRCM Advisers, the Company incurred $12.0 million and $33.7 million as a management fee to PRCM Advisers for the three and nine months ended September 30, 2013, respectively, which represents approximately 1.5% of stockholders’ equity on an annualized basis as defined by the Management Agreement. For purposes of calculating the management fee, stockholders’ equity is adjusted to exclude any common stock repurchases as well as any unrealized gains, losses or other items that do not affect realized net income, among other adjustments, in accordance with the Management Agreement. Management fees for the nine months ended September 30, 2013 were also reduced by $4.3 million on the condensed consolidated statements of comprehensive income in accordance with the contribution transaction entered into with Silver Bay. See further discussion of this adjustment below. In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $2.6 million and $7.1 million for the three and nine months ended September 30, 2013, respectively.
In April 2012, the Company established an accounts payable function and direct relationships with the majority of its third-party vendors. The Company will continue to have certain costs allocated to it by PRCM Advisers for compensation, data services and proprietary technology, but most direct expenses with third-party vendors are paid directly by the Company.
The Company recognized $1.5 million and $2.5 million of compensation expense during the three and nine months ended September 30, 2013, respectively, related to restricted stock. See Note 19 - Equity Incentive Plan for additional information.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

On February 3, 2012, a subsidiary of the Company entered into an acquisition services agreement, a property management agreement and a side letter agreement regarding certain fees with Silver Bay Property Management LLC, or Silver Bay Property Management, which is a joint venture between Provident Real Estate Advisors LLC and an affiliate of PRCM Advisers and Pine River. Under the acquisition services agreement, Silver Bay Property Management assisted the Company’s subsidiaries in identifying and acquiring a portfolio of residential real properties in various geographic areas throughout the United States. Under the property management agreement, Silver Bay Property Management operated, maintained, repaired, managed and leased the residential properties and collected rental income for the benefit of the Company and its subsidiaries. Pursuant to the side letter, the Company’s subsidiary was obligated to pay Silver Bay Property Management for various services provided under the acquisition services and property management agreements. For the three and nine months ended September 30, 2012, the Company incurred $1.5 million and $2.6 million, respectively, in acquisition fees to Silver Bay Property Management which were capitalized as part of the property acquisition cost. In addition, for the three and nine months ended September 30, 2012, the Company incurred $138,363 and $181,477 in property management fees related to Silver Bay Property Management, of which $72,573 and $78,687, respectively, were expensed in the condensed consolidated statements of comprehensive income. The remaining $102,790 were deferred on the condensed consolidated balance sheet as of September 30, 2012 and amortized over the lease period. These agreements were terminated on December 19, 2012 in connection with the contribution of the Company’s single family rental property business to Silver Bay Realty Trust Corp., as described below.
On December 19, 2012, the Company completed the contribution of its portfolio of single family rental properties to Silver Bay Realty Trust Corp., a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. The Company contributed its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay Realty Trust Corp., and in exchange for its contribution, received shares of common stock of Silver Bay Realty Trust Corp. Silver Bay Realty Trust Corp. completed its IPO of its common stock on December 19, 2012. See Note 4 - Discontinued Operations for additional information. In connection with the closing of the contribution, the acquisition services agreement, property management agreement and side letter agreement referenced above were each terminated, except for certain designated provisions (e.g., protection of confidential information and indemnification), which the parties agreed would survive the termination. Not included in the gain that was recorded on the contribution in 2012 are certain adjustments to be recognized in 2013. These include an installment sales gain of approximately $4.0 million from Silver Bay Realty Trust Corp., a reduction of 2013 management fees payable to PRCM Advisers of $4.3 million, and an immaterial amount of additional working capital adjustments determined in accordance with the contribution agreement entered into with Silver Bay Realty Trust Corp. Of these amounts, $0.9 million and $3.2 million of the installment sales gain was recorded in gain on contribution of entity within discontinued operations for the three and nine months ended September 30, 2013, respectively, and the full $4.3 million of the reduction of 2013 management fees payable to PRCM Advisers was recorded within management fees, on the condensed consolidated statements of comprehensive income for the nine months ended September 30, 2013.

Note 24. Subsequent Events
Events subsequent to September 30, 2013, were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2012.

General
We are a Maryland corporation focused on investing in, financing and managing residential mortgage-backed securities, or RMBS, residential mortgage loans, mortgage servicing rights and other financial assets, which we collectively refer to as our target assets. We operate as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code.
We are externally managed and advised by PRCM Advisers LLC, or PRCM Advisers, which is a wholly owned subsidiary of Pine River Capital Management L.P., or Pine River, a global multi-strategy asset management firm providing comprehensive portfolio management, transparency and liquidity to institutional and high net worth investors.
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

•	Non-Agency RMBS, meaning RMBS that are not issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac;

•	Mortgage servicing rights, prime nonconforming residential mortgage loans, and credit sensitive mortgage loans; and

•	Other financial assets comprising approximately 5% to 10% of the portfolio.

We believe our hybrid Agency and non-Agency RMBS investment model allows management to focus on security selection and implement a relative value investment approach across various sectors within the residential mortgage market, which factors in the opportunities in the marketplace, cost of financing and cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, RMBS asset allocation reflects management’s opportunistic approach to investing in the marketplace.
During the three months ended September 30, 2013, we did not significantly modify our RMBS asset allocation between Agency and non-Agency RMBS. The following table provides the RMBS asset allocation between Agency and non-Agency RMBS as of September 30, 2013 and the four immediately preceding period ends:

	As of
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Agency RMBS	77.1%	80.5%	80.2%	81.0%	83.7%
Non-Agency RMBS	22.9%	19.5%	19.8%	19.0%	16.3%

As our RMBS asset allocation shifts, our annualized yields and cost of financing shifts. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts; for example, uncertainty of prepayment speeds, extension risk and credit events.

For the three months ended September 30, 2013, our net interest spread realized on Agency and non-Agency RMBS was higher than the three months ended June 30, 2013, but lower than previous periods. Based on recent experience, yields and net interest spreads on Agency and non-Agency RMBS securities are generally lower than what we have historically realized in our portfolio. The decrease in yields and net interest spreads across comparative periods is due primarily to the deployment of new capital in both Agency and non-Agency RMBS with lower loss adjusted yields and tighter spreads; however, the increase in yields and net interest spreads during the three months ended September 30, 2013 is due primarily to a slight increase in our RMBS asset allocation towards non-Agency RMBS. The following table provides the average annualized yield on our Agency and non-Agency RMBS for the three months ended September 30, 2013, and the four immediately preceding quarters:

	Three Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Average annualized yields (1)
Agency RMBS	2.8%	2.7%	2.9%	2.9%	3.1%
Non-Agency RMBS	9.0%	9.1%	9.2%	9.5%	9.6%
Aggregate RMBS	4.0%	3.7%	4.0%	4.0%	4.2%
Cost of financing (2)	1.2%	1.2%	1.1%	1.1%	1.1%
Net interest spread	2.8%	2.5%	2.9%	2.9%	3.1%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

The following table provides the average annualized yield expected on our Agency and non-Agency RMBS as of September 30, 2013, and the four immediately preceding period ends:

	As of
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Average annualized yields (1)
Agency RMBS	2.9%	2.8%	2.9%	2.9%	2.8%
Non-Agency RMBS	9.0%	9.1%	9.2%	9.4%	9.6%
Aggregate RMBS	4.1%	3.8%	3.8%	4.0%	3.8%
Cost of financing (2)	1.2%	1.2%	1.1%	1.2%	1.1%
Net interest spread	2.9%	2.6%	2.7%	2.8%	2.7%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

We seek to deploy moderate leverage as part of our investment strategy. We generally finance our RMBS assets through short-term borrowings structured as repurchase agreements. Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while non-Agency RMBS, with less liquidity and exposure to credit risk, utilize lower levels of leverage. We also finance our U.S. Treasuries, which we hold for trading purposes, and our mortgage loans. We believe the debt-to-equity ratio funding our Agency RMBS, non-Agency and mortgage loans held-for-sale is the most meaningful leverage measure as U.S. Treasuries are viewed to be highly liquid in nature and collateralized borrowings on mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity. As a result, our debt-to-equity ratio is determined by our RMBS portfolio mix as well as many additional factors, including the liquidity of our portfolio, the sustainability and price of our financing, diversification of our counterparties and their available capacity to finance our RMBS assets, and anticipated regulatory developments. Over the past several quarterly periods, we have generally maintained a debt-to-equity ratio range of 3.0 to 5.0 times to finance our RMBS portfolio and mortgage loans held-for-sale, on a fully deployed capital basis. Our debt-to-equity ratio is directly correlated to the make-up of our RMBS portfolio; specifically, the higher percentage of Agency RMBS we hold, the higher our debt-to-equity ratio is, and vice versa. We may alter the percentage allocation of our portfolio between Agency and non-Agency RMBS depending on the quality of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from common stock offerings we conduct. The debt-to-equity ratio range has been driven by our relatively stable asset allocation between Agency and non-Agency RMBS, as disclosed above. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Repurchase Agreements” for further discussion.
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
On December 19, 2012, we completed the contribution of our portfolio of single-family rental properties to Silver Bay Realty Trust Corp., or Silver Bay, a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single family residential properties for rental income and long-term capital appreciation. We contributed our equity interests in the wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay, and in exchange for the contribution, received shares of common stock of Silver Bay. Silver Bay completed its initial public offering, or IPO, of its common stock on December 19, 2012. As we will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the three and nine months ended September 30, 2013 and 2012.

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

•	changes in the values of securities we own and the impact of adjustments reflecting those changes on our statements of comprehensive income and balance sheets, including our stockholders’ equity;

•	our ability to generate the amount of cash flow we expect from our target assets;

•	changes in our investment, financing and hedging strategies and the new risks that those changes may expose us to;

•	changes in the competitive landscape within our industry, including changes that may affect our ability to retain or attract personnel;

•	our ability to build and maintain successful relationships with mortgage loan originators;

•	our ability to acquire mortgage loans in connection with our securitization plans;

•	our ability to securitize the mortgage loans that we acquire;

•	our exposure to claims and litigation, including litigation arising from our involvement in securitization transactions;

•	our ability to acquire MSRs and successfully operate our seller-servicer subsidiary;

•	our ability to successfully diversify our business into new asset classes and manage the new risks they may expose us to;

•	our ability to manage various operational risks associated with our business;

•	our ability to maintain appropriate internal controls over financial reporting;

•	our ability to establish, adjust and maintain appropriate hedges for the risks in our portfolio;

•	our ability to maintain our REIT qualification for U.S. federal income tax purposes; and

•	limitations imposed on our business due to our REIT status and our status as exempt from registration under the 1940 Act.
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

We follow the fair value hierarchy set forth above in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we will attempt to obtain Level 2 inputs, observable market prices in inactive markets or derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs and independent pricing service models to estimate fair value measurements. At September 30, 2013, approximately 90.9% of total assets, or $15.6 billion, and approximately 5.4% of total liabilities, or $722.9 million, consisted of financial instruments recorded at fair value. As of September 30, 2013, we had $455.8 million, or 2.7%, of total assets reported at fair value using Level 3 inputs. See Note 15 - Fair Value to the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.
A significant portion of our assets and liabilities are at fair value and, therefore, our condensed consolidated balance sheets and statements of comprehensive income are significantly affected by fluctuations in market prices. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. Starting in 2007, markets for asset-backed securities, including RMBS, have experienced severe dislocations. While these market disruptions continue, our assets and liabilities will be subject to valuation adjustment as well as changes in the inputs we use to measure fair value.
For the three months ended September 30, 2013, our unrealized fair value losses on interest rate swap and swaption agreements, which are accounted for as derivative trading instruments under GAAP, negatively affected our financial results. The change in fair value of the interest rate swaps was a result of changes to LIBOR, the swap curve, and corresponding counterparty borrowing rates during the three months ended September 30, 2013. However, for the nine months ended September 30, 2013, our unrealized fair value gains on interest rate swap and swaption agreements positively affected our financial results. The change in fair value of the interest rate swaps was a result of the realization of losses on interest rates swaps unwound and subsequent resetting of interest rate swaps at more favorable rates during the three months ended March 31, 2013, combined with changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the nine months ended September 30, 2013. Our financial results for the three and nine months ended September 30, 2013 were positively affected by unrealized fair value gains on certain U.S. Treasuries classified as trading instruments due to their short-term investment objectives, and mortgage loans held-for-sale. For the three and nine months ended September 30, 2012, our unrealized fair value losses on interest rate swap and swaption agreements negatively affected our financial results. The change in fair value of the interest rate swaps was a result of changes to LIBOR, the swap curve, and corresponding counterparty borrowing rates during the three and nine months ended September 30, 2012. Our financial results for the three and nine months ended September 30, 2012 were negatively affected by unrealized fair value losses on certain U.S. Treasuries classified as trading instruments. In addition, our financial results for the three and nine months ended September 30, 2013 and 2012 were affected by the unrealized gains and losses of certain other derivative instruments that were accounted for as trading derivative instruments, i.e., credit default swaps, TBAs, inverse interest-only securities and forward mortgage loan purchase commitments. Any temporary change in the fair value of our available-for-sale securities is recorded as a component of accumulated other comprehensive income and does not impact our earnings.
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

Market Conditions and Outlook
The key macroeconomic factors that impact our business are home prices, interest rates and employment. Home price performance is important to our non-Agency portfolio. We are continuing to see signs of stabilization and improvements in housing prices. Forecasts call for a continuation of home price appreciation over the next several years, albeit at a slower pace than 2012. Despite the improvement in housing prices, loan-to-value ratios remain high and have the effect of limiting a borrower’s ability to refinance despite low interest rates and government policy programs that promote refinancing. The low interest rate environment is expected to persist, absent a substantial improvement in economic conditions and employment, influencing funding costs and prepayment speeds. A low Federal Funds Target Rate is expected to benefit funding costs for the next few years. Employment trends have begun to improve; however, current unemployment levels remain stubbornly high.

Next to loan-to-value ratios, employment is the most powerful determinant of a homeowner’s ongoing likelihood to pay their mortgage.
The first nine months of 2013 continued to produce a number of regulatory actions in an effort to stabilize economic conditions and increase liquidity in the financial markets as well as other actions related to the fall-out from the financial and foreclosure crises. Regulatory actions that could affect the value of our RMBS, either positively or negatively, include attempts by the U.S. government to further streamline the refinancing process to allow more borrowers to refinance into lower interest rate mortgage loans; the Federal Housing Finance Agency’s announcement that the government sponsored entities, or GSEs, will implement a new, streamlined loan modification initiative for borrowers that are 90+ days delinquent; the possibility of an REO-to-rental program supported by the GSEs; an expansion of the Home Affordable Modification Program, or HAMP, to include borrowers whose loans are not in GSE pools; and the Federal Reserve’s so-called “Operation Twist.” Although interest rates remain low in a historic context, they rose in the second and third quarters, due in part to improving employment statistics and other economic indicators. Additionally, based on the strength of economic data in the second quarter, the Federal Reserve suggested a potential tapering of RMBS purchases which impacted the market. The Federal Reserve has since announced that monthly purchases of RMBS will remain at $85 billion for the near future, which brought interest rates down toward the end of the third quarter, yet still materially above the lows seen in the early part of 2013. Separately, the U.S. economy continues to be burdened by the ongoing European debt crisis, elevated unemployment numbers and a struggling housing market, which, despite signs of an approaching recovery, remains weighted with backlogs of homes in the foreclosure process. Meanwhile, mortgage servicers continue to evaluate the impacts of the recent settlement with State Attorneys General over improper servicing and foreclosure practices and the adoption by several states of various legislation aimed at curtailing or modifying foreclosure processes. Events such as these will continue to affect our portfolio.
We believe our blended Agency and non-Agency strategies and our investing expertise will allow us to better navigate the dynamic characteristics of the RMBS environment while GSE reform and any other future regulatory efforts take shape. Having a diversified portfolio allows us to mitigate risks, including the volatility and impacts generated by uncertainty in interest rates and changes in prepayments, home prices and homeowner default rates. As such, we are exploring new opportunities that capitalize on our prepayment and credit expertise, including mortgage servicing rights, prime nonconforming residential mortgage loans, and credit sensitive mortgage loans.
We expect that the majority of our assets will remain in whole-pool Agency RMBS in light of the long-term attractiveness of the asset class and in order to continue to satisfy the requirements of our exemption from registration under the 1940 Act. Interest-only Agency securities also provide a complementary investment and risk-management strategy to our principal and interest Agency RMBS investments. In addition, during the three months ended September 30, 2013, we increased our position in hybrid adjustable rate mortgages, or ARMs, due to relative value and availability in the market. Risk-adjusted returns in our Agency RMBS portfolio may decline if we are required to pay higher purchase premiums due to lower interest rates or additional liquidity in the market. Additionally, the Federal Reserve’s open-ended program to purchase RMBS may impact the returns of our Agency RMBS portfolio.
The following table provides the carrying value of our RMBS portfolio by product type:

(dollars in thousands)	September 30, 2013		December 31, 2012
Agency
Fixed Rate	$8,710,223	67.5%	$10,823,674	77.5%
Hybrid ARMs	1,007,715	7.8%	188,429	1.3%
Total Agency	9,717,938	75.3%	11,012,103	78.8%
Agency Derivatives	223,675	1.7%	301,264	2.2%
Non-Agency
Senior	2,421,365	18.8%	2,132,272	15.3%
Mezzanine	524,692	4.1%	518,466	3.7%
Interest-only securities	8,238	0.1%	4,113	—%
Total Non-Agency	2,954,295	23.0%	2,654,851	19.0%
Total	$12,895,908		$13,968,218

Prepayment speeds and volatility due to interest rates
Our Agency RMBS portfolio is subject to inherent prepayment risk: generally, a decline in interest rates that leads to rising prepayment speeds will cause the market value of our interest-only securities and MSRs to deteriorate, but will cause the market value of our fixed coupon Agency pools to increase. The inverse relationship occurs when interest rates increase and prepayments slow. Housing prices have increased over the past year, but are still generally much lower than at the peak of the housing market. This fact, combined with elevated unemployment rates and housing inventory, leads us to expect that there will not be a significant increase in prepayment speeds in 2013. However, given the low level of interest rates, the extension of HARP 2.0 to the end of 2015, and the revamped Home Affordable Refinance Program, prepayment speeds, particularly due to refinancings, have increased on many RMBS. These government actions, combined with other potential government programs, could also lead to a further increase in prepayment speeds in RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio approach, including our security selection process, is well positioned to respond to a variety of market scenarios, including an overall faster prepayment environment.
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
The following tables provide the carrying value of our Agency RMBS portfolio by vintage and prepayment protection:

	As of September 30, 2013
	Agency RMBS AFS		Agency Derivatives	Total Agency RMBS
(dollars in thousands)	Fixed Rate	Hybrid ARMs
High LTV (predominantly MHA)	$2,416,691	$—	$—	$2,416,691	24%
Home equity conversion mortgages	1,818,819	—	—	1,818,819	18%
$85K Max Pools	1,364,130	—	—	1,364,130	14%
2006 and subsequent vintages	828,595	504,963	—	1,333,558	14%
Low FICO	708,975	—	—	708,975	7%
2006 and subsequent vintages - discount	255,645	378,352	71,497	705,494	7%
Seasoned (2005 and prior vintages)	285,211	113,309	152,178	550,698	6%
Other low loan balances	530,056	—	—	530,056	5%
Pre-pay lock-out or penalty-based	502,101	11,091	—	513,192	5%
Total	$8,710,223	$1,007,715	$223,675	$9,941,613	100%

	As of December 31, 2012
	Agency RMBS AFS		Agency Derivatives	Total Agency RMBS
(dollars in thousands)	Fixed Rate	Hybrid ARMs
High LTV (predominantly MHA)	$2,904,683	$—	$—	$2,904,683	27%
Home equity conversion mortgages	1,906,957	—	—	1,906,957	17%
$85K Max Pools	2,262,443	—	—	2,262,443	20%
2006 and subsequent vintages	200,390	44,987	—	245,377	2%
Low FICO	781,855	—	—	781,855	7%
2006 and subsequent vintages - discount	160,120	—	93,395	253,515	2%
Seasoned (2005 and prior vintages)	345,412	129,940	207,869	683,221	5%
Other low loan balances	1,720,319	—	—	1,720,319	16%
Pre-pay lock-out or penalty-based	541,495	13,502	—	554,997	4%
Total	$10,823,674	$188,429	$301,264	$11,313,367	100%

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
The following tables provide discount information on our non-Agency RMBS portfolio:

	As of September 30, 2013
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$3,836,247	$739,799	$343,026	$4,919,072
Unamortized discount
Designated credit reserve	(1,244,026)	(128,602)	—	(1,372,628)
Unamortized net discount	(655,005)	(171,750)	(335,066)	(1,161,821)
Amortized Cost	$1,937,216	$439,447	$7,960	$2,384,623

	As of December 31, 2012
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$3,685,422	$753,084	$65,493	$4,503,999
Unamortized discount
Designated credit reserve	(1,179,811)	(111,135)	—	(1,290,946)
Unamortized net discount	(718,101)	(216,459)	(61,930)	(996,490)
Amortized Cost	$1,787,510	$425,490	$3,563	$2,216,563

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
We had entered into repurchase agreements with 24 counterparties as of September 30, 2013, 21 of which had outstanding balances at September 30, 2013. In addition, we had entered into two facilities that provide short-term financing for our mortgage loan collateral during our aggregation period, one of which had outstanding balances at September 30, 2013. As of September 30, 2013, we had a total consolidated debt to equity ratio of 3.4 times. As of September 30, 2013, we had $723.2 million in cash and cash equivalents, approximately $88.6 million of unpledged Agency securities and derivatives and $447.0 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity on our unpledged RMBS of approximately $334.1 million. We also had approximately $100.6 million of unpledged prime nonconforming residential mortgage loans and $440.1 million of unpledged credit sensitive residential mortgage loans and an overall estimated unused borrowing capacity on unpledged mortgage loans held-for-sale of approximately $332.6 million. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more levered organization.

Summary of Results of Operations and Financial Condition
Our reported GAAP net loss attributable to common stockholders was $192.7 million ($(0.53) per diluted weighted share) for the three months ended September 30, 2013 as compared to net income of $26.8 million ($0.10 per diluted weighted share) for the three months ended September 30, 2012.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of securities do not impact our GAAP or taxable income but are recognized on our balance sheet as a change in stockholders’ equity under “accumulated other comprehensive income.” As a result of this fair value accounting through stockholders’ equity, we expect our net income to have less significant fluctuations and result in less GAAP to taxable income timing differences, than if the portfolio were accounted as trading instruments. For the three months ended September 30, 2013 and 2012, net unrealized gains on available-for-sale securities recognized as other comprehensive income were $246.8 million and $497.6 million, respectively, which resulted in comprehensive income of $54.0 million for the three months ended September 30, 2013 as compared to $524.4 million for the three months ended September 30, 2012.
On September 11, 2013, we declared a cash dividend of $0.28 per diluted share. Our GAAP book value per diluted common share was $10.35 at September 30, 2013, a decrease from $11.54 book value per diluted common share at December 31, 2012. During this nine month period, we declared cash dividend distributions of $332.2 million and a special dividend of $343.5 million driving the overall decrease in book value.

The following tables present the components of our comprehensive income for the three and nine months ended September 30, 2013 and 2012:

(in thousands, except share data)	Three Months Ended		Nine Months Ended
Income Statement Data:	September 30,		September 30,
	2013	2012	2013	2012
Interest income:	(unaudited)		(unaudited)
Available-for-sale securities	$121,303	$124,621	$386,246	$313,154
Trading securities	1,509	1,278	4,034	3,578
Mortgage loans held-for-sale	9,297	167	15,409	362
Mortgage loans held-for-investment in securitization trusts	5,649	—	11,672	—
Cash and cash equivalents	216	243	773	620
Total interest income	137,974	126,309	418,134	317,714
Interest expense:
Repurchase agreements	21,802	20,743	67,373	47,737
Collateralized borrowings in securitization trusts	3,125	—	6,112	—
Total interest expense	24,927	20,743	73,485	47,737
Net interest income	113,047	105,566	344,649	269,977
Other-than-temporary impairment losses	—	(559)	(1,662)	(9,310)
Other income:
(Loss) gain on investment securities	(230,111)	2,527	(152,280)	14,247
(Loss) gain on interest rate swap and swaption agreements	(55,410)	(76,472)	223,388	(153,679)
Gain (loss) on other derivative instruments	20,434	2,850	66,055	(13,631)
(Loss) gain on mortgage loans held-for-sale	(4,443)	613	(25,262)	592
Other income	10,788	—	18,887	—
Total other (loss) income	(258,742)	(70,482)	130,788	(152,471)
Expenses:
Management fees	12,036	8,929	29,388	23,282
Securitization deal costs	2,125	—	4,153	—
Other operating expenses	10,017	3,954	26,064	11,423
Total expenses	24,178	12,883	59,605	34,705
(Loss) income from continuing operations before income taxes	(169,873)	21,642	414,170	73,491
Provision for (benefit from) income taxes	23,726	(7,834)	77,809	(32,016)
Net (loss) income from continuing operations	(193,599)	29,476	336,361	105,507
Income (loss) from discontinued operations	871	(2,674)	3,264	(2,901)
Net (loss) income attributable to common stockholders	$(192,728)	$26,802	$339,625	$102,606
Basic (loss) earnings per weighted average share:
Continuing operations	$(0.53)	$0.11	$0.97	$0.47
Discontinued operations	—	(0.01)	0.01	(0.01)
Net (loss) income	$(0.53)	$0.10	$0.98	$0.46
Diluted (loss) earnings per weighted average share:
Continuing operations	$(0.53)	$0.11	$0.97	$0.47
Discontinued operations	—	(0.01)	0.01	(0.01)
Net (loss) income	$(0.53)	$0.10	$0.98	$0.46
Dividends declared per share	$0.28	$0.36	$0.91	$1.16
Weighted average number of shares of common stock:
Basic	365,057,767	270,005,212	345,529,611	224,058,762
Diluted	365,166,992	270,937,960	346,370,358	224,369,678

(in thousands)	Three Months Ended		Nine Months Ended
Income Statement Data:	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Comprehensive income:
Net (loss) income	$(192,728)	$26,802	$339,625	$102,606
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	246,777	497,598	(183,684)	759,112
Other comprehensive income (loss)	246,777	497,598	(183,684)	759,112
Comprehensive income	$54,049	$524,400	$155,941	$861,718

(in thousands)	September 30, 2013	December 31, 2012
Balance Sheet Data:
	(unaudited)

Available-for-sale securities	$12,672,233	$13,666,954
Total assets	$17,154,166	$16,813,944
Repurchase agreements	$12,152,065	$12,624,510
Total stockholders’ equity	$3,773,053	$3,450,577

Results of Operations
The following analysis focuses on the results generated during the three and nine months ended September 30, 2013 and 2012.
Interest Income and Average Portfolio Yield
For the three and nine months ended September 30, 2013, we recognized $121.3 million and $386.2 million, respectively, of interest income from our Agency and non-Agency RMBS AFS portfolio. Our RMBS AFS portfolio’s average amortized cost of securities was approximately $12.0 billion and $13.3 billion for the three and nine months ended September 30, 2013, resulting in an annualized net yield of approximately 4.0% and 3.9%, respectively. For the three and nine months ended September 30, 2012, we recognized $124.6 million and $313.2 million, respectively, of interest income from our Agency and non-Agency RMBS AFS portfolio. Our RMBS AFS portfolio’s average amortized cost of securities was approximately $12.4 billion and $9.7 billion for the three and nine months ended September 30, 2012, resulting in an annualized net yield of approximately 4.0% and 4.3%, respectively.
For the three and nine months ended September 30, 2013, we recognized $42.3 million and $127.2 million, respectively, of net premium amortization on our Agency RMBS AFS, including our interest-only securities. This resulted in an overall net asset yield of approximately 2.8% for both periods, excluding inverse interest-only securities which are accounted for as derivatives. For the three and nine months ended September 30, 2013, we recognized $37.2 million and $109.7 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 9.0% for both periods. For the three and nine months ended September 30, 2012, we recognized $39.7 million and $93.6 million, respectively, of net premium amortization on our Agency RMBS AFS, including our interest-only securities. This resulted in an overall net asset yield of approximately 2.9% and 3.0%, respectively, excluding inverse interest-only securities which are accounted for as derivatives. For the three and nine months ended September 30, 2012, we recognized $36.2 million and $99.2 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 9.6% for both periods. The decrease in gross and net yields across comparative periods is due primarily to the deployment of new capital in both Agency and non-Agency RMBS AFS with lower loss adjusted yields.

The following tables present the components of the net yield earned by investment type on our RMBS AFS portfolio as a percentage of our average amortized cost of securities (ratios for the periods have been annualized):

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Agency	Non-Agency	Consolidated	Agency	Non-Agency	Consolidated
Gross Yield/Stated Coupon	4.5%	2.8%	4.2%	4.3%	2.8%	4.0%
Net (Premium Amortization)/Discount Accretion	(1.7)%	6.2%	(0.2)%	(1.5)%	6.2%	(0.1)%
Net Yield (1)	2.8%	9.0%	4.0%	2.8%	9.0%	3.9%

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Agency	Non-Agency	Consolidated	Agency	Non-Agency	Consolidated
Gross Yield/Stated Coupon	4.4%	2.7%	4.1%	4.6%	2.8%	4.2%
Net (Premium Amortization)/Discount Accretion	(1.5)%	6.9%	(0.1)%	(1.6)%	6.8%	0.1%
Net Yield (1)	2.9%	9.6%	4.0%	3.0%	9.6%	4.3%
____________________

(1)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following tables provide the components of interest income and net asset yield by investment type on our RMBS AFS portfolio:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average amortized cost	$9,628,604	$2,414,066	$12,042,670	$10,953,710	$2,343,169	$13,296,879
Coupon interest	109,391	17,033	126,424	354,887	48,886	403,773
Net (premium amortization)/discount accretion	(42,325)	37,204	(5,121)	(127,242)	109,715	(17,527)
Interest income	$67,066	$54,237	$121,303	$227,645	$158,601	$386,246
Net asset yield	2.8%	9.0%	4.0%	2.8%	9.0%	3.9%

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average amortized cost	$10,328,961	$2,103,260	$12,432,221	$7,800,249	$1,925,141	$9,725,390
Coupon interest	113,935	14,178	128,113	267,730	39,858	307,588
Net (premium amortization)/discount accretion	(39,652)	36,160	(3,492)	(93,612)	99,178	5,566
Interest income	$74,283	$50,338	$124,621	$174,118	$139,036	$313,154
Net asset yield	2.9%	9.6%	4.0%	3.0%	9.6%	4.3%

For the three and nine months ended September 30, 2013, we recognized $1.5 million and $4.0 million of interest income, respectively, associated with our trading U.S. Treasuries, or approximately 0.6% and 0.5% annualized net yield on average amortized cost. Additionally, for the three and nine months ended September 30, 2013, we recognized $9.3 million and $15.4 million of interest income, respectively, associated with our mortgage loans held-for-sale, or approximately 4.5% and 4.7% annualized net yield on average carrying value. The increase in interest income on mortgage loans held-for-sale from third quarter 2012 is the result of a large increase in the unpaid principal balance held. For the three and nine months ended September 30, 2013, we also recognized $5.6 million and $11.7 million of interest income associated with our mortgage loans held-for-investment in securitization trusts, or approximately 4.1% annualized net yield on average carrying value for both periods. For the three and nine months ended September 30, 2012, we recognized $1.3 million and $3.6 million of interest income, respectively, associated with our trading U.S. Treasuries, or approximately 0.5% annualized net yield on average amortized cost for both periods. Additionally, for the three and nine months ended September 30, 2012, we recognized $0.2 million and $0.4 million of interest income, respectively, associated with our mortgage loans held-for-sale, or approximately 4.5% and 4.6% annualized net yield on average carrying value. We did not hold any mortgage loans held-for-investment in securitization trusts during the three and nine months ended September 30, 2012.
Interest Expense and the Cost of Funds
For the three and nine months ended September 30, 2013, we recognized $19.2 million and $62.3 million, respectively, in interest expense on our borrowed funds collateralized by RMBS AFS. For the same three and nine month periods, our average outstanding balance under repurchase agreements to fund RMBS AFS was approximately $10.8 billion and $12.0 billion, respectively, a decrease from third quarter 2012 as a result of our reduced leverage on Agency RMBS AFS due to the rising rate environment during the second and third quarters of 2013. The average cost of funds, excluding interest spread expense associated with interest rate swaps, for the three and nine months ended September 30, 2013, was 0.7% for both periods. For the three and nine months ended September 30, 2012, we recognized $19.4 million and $44.5 million, respectively, in interest expense on our borrowed funds collateralized by RMBS AFS. For the same three and nine month periods, our average outstanding balance under repurchase agreements to fund RMBS AFS was approximately $11.0 billion and $8.5 billion, respectively, resulting in an average cost of funds on our RMBS AFS, excluding interest spread expense associated with interest rate swaps, of 0.7% for both periods.
For the three and nine months ended September 30, 2013, we recognized $0.7 million and $2.7 million, respectively, of interest expense associated with the financing of our U.S. Treasuries and Agency inverse interest-only derivatives, or an average cost of funds of approximately 0.2% and 0.3%. Additionally, for the three and nine months ended September 30, 2013, we recognized $1.9 million and $2.4 million, respectively, of interest expense associated with the financing of our mortgage loans held-for-sale, or an average cost of funds of approximately 2.7% for both periods. The increase in interest expense associated with the financing of mortgage loans held-for-sale from third quarter 2012 is the result of an increase in the outstanding balance under repurchase agreements. For the three and nine months ended September 30, 2013, we also recognized $3.1 million and $6.1 million, respectively, of interest expense associated with the financing of our mortgage loans held-for-investment in securitization trusts, or an average cost of funds of approximately 2.7% and 2.4%. The funds borrowed during the nine months ended September 30, 2013, resulted in a total consolidated debt-to-equity ratio of 3.4:1.0 at September 30, 2013. For the three and nine months ended September 30, 2012, we recognized $1.3 million and $3.1 million, respectively, of interest expense associated with the financing of our U.S. Treasuries and Agency inverse interest-only derivatives, or an average cost of funds of approximately 0.4% for both periods. Additionally, for the three and nine months ended September 30, 2012, we recognized $68,830 and $152,066, respectively, of interest expense associated with the financing of our mortgage loans held-for-sale, or an average cost of funds of approximately 2.5% and 2.8%. We did not hold or finance any mortgage loans held-for-investment in securitization trusts during the three and nine months ended September 30, 2012. The funds borrowed during the nine months ended September 30, 2012, resulted in a total consolidated debt-to-equity ratio of 4.1:1.0 at September 30, 2012.
Net Interest Income
For the three and nine months ended September 30, 2013, net interest income on our RMBS AFS portfolio was $102.1 million and $324.0 million, respectively, resulting in a net interest spread of approximately 3.3% and 3.2%, respectively. For the three and nine months ended September 30, 2012, net interest income on our RMBS AFS portfolio was $105.2 million and $268.7 million, respectively, resulting in a net interest spread of approximately 3.3% and 3.6%, respectively. The decrease in net interest spread across comparative periods is due primarily to the deployment of new capital in both Agency and non-Agency RMBS AFS with lower loss adjusted yields and tighter spreads.

The following table provides the interest income and expense incurred in the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(dollars in thousands)	Agency(1)	Non-Agency	Total	Agency(1)	Non-Agency	Total
Average available-for-sale securities held (2)	$9,628,604	$2,414,066	$12,042,670	$10,953,710	$2,343,169	$13,296,879
Total interest income	$67,066	$54,237	$121,303	$227,645	$158,601	$386,246
Yield on average investment securities	2.8%	9.0%	4.0%	2.8%	9.0%	3.9%
Average balance of repurchase agreements	$9,211,869	$1,559,284	$10,771,153	$10,596,460	$1,369,408	$11,965,868
Total interest expense (3) (4)	$10,700	$8,526	$19,226	$38,567	$23,697	$62,264
Average cost of funds (4)	0.5%	2.2%	0.7%	0.5%	2.3%	0.7%
Net interest income	$56,366	$45,711	$102,077	$189,078	$134,904	$323,982
Net interest rate spread	2.3%	6.8%	3.3%	2.3%	6.7%	3.2%

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(dollars in thousands)	Agency(1)	Non-Agency	Total	Agency(1)	Non-Agency	Total
Average available-for-sale securities held (2)	$10,328,961	$2,103,260	$12,432,221	$7,800,249	$1,925,141	$9,725,390
Total interest income	$74,284	$50,337	$124,621	$174,118	$139,036	$313,154
Yield on average investment securities	2.9%	9.6%	4.0%	3.0%	9.6%	4.3%
Average balance of repurchase agreements	$9,991,220	$1,042,212	$11,033,432	$7,536,666	$999,723	$8,536,389
Total interest expense (3) (4)	$12,708	$6,691	$19,399	$26,467	$17,985	$44,452
Average cost of funds (4)	0.5%	2.6%	0.7%	0.5%	2.4%	0.7%
Net interest income	$61,576	$43,646	$105,222	$147,651	$121,051	$268,702
Net interest rate spread	2.4%	7.0%	3.3%	2.5%	7.2%	3.6%
____________________

(1)
Excludes inverse interest-only securities which are classified as derivatives under U.S. GAAP. For the three and nine months ended September 30, 2013, our average annualized yield on our Agency RMBS, including inverse interest-only securities, was 2.8% and 2.8%, respectively, compared to 3.1% and 3.3% for the same periods in 2012.

(2)	Excludes change in realized and unrealized gains/(losses).

(3)	Cost of funds by investment type is based on the underlying investment type of the RMBS AFS assigned as collateral.

(4)
Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with GAAP, those costs are included in (loss) gain on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive income. For the three and nine months ended September 30, 2013, our average cost of funds, including interest spread expense associated with interest rate swaps and including inverse interest-only securities (see footnote 1 above), was 1.2% and 1.2%, respectively, compared to 1.1% and 1.1% for the same periods in 2012.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the nine months ended September 30, 2013, we recognized $1.7 million of OTTI losses, compared to $0.6 million and $9.3 million for the three and nine months ended September 30, 2012. We did not recognize any OTTI losses for the three months ended September 30, 2013. The decrease in OTTI during the three and nine months ended September 30, 2013, compared to the same periods in 2012, was generally driven by recovery in the non-Agency market from September 30, 2012 to September 30, 2013. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 5 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements.
(Loss) Gain on Investment Securities
During the three and nine months ended September 30, 2013, we sold AFS securities for $3.1 billion and $4.1 billion with an amortized cost of $3.3 billion and $4.2 billion, for a net realized loss of $234.5 million and $163.2 million, respectively. We also sold U.S. Treasuries for $1.0 billion with an amortized cost of $997.9 million, for a net realized gain of $3.1 million for the three and nine months ended September 30, 2013. During the three and nine months ended September 30, 2012, we sold AFS securities for $9.4 million and $207.1 million with an amortized cost of $9.6 million and $197.3 million, for a net realized loss of $0.2 million and a net realized gain of $9.8 million, respectively. We also sold U.S. Treasuries for $1.0 billion with an amortized cost of $1.0 billion, for a net realized gain of $1.7 million for the nine months ended September 30, 2012. We did not sell any U.S. Treasuries during the three months ended September 30, 2012. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that our management believes have higher risk-adjusted returns.
For the three and nine months ended September 30, 2013, trading securities experienced a change in unrealized gains of $1.4 million and a change in unrealized losses of $0.2 million, respectively, a decrease from third quarter 2012 due primarily to the realization of gains on trading securities sold during the three months ended September 30, 2013. For the three and nine months ended September 30, 2012, trading securities experienced change in unrealized gains of $2.7 million for both periods.
On March 18, 2013, we declared a special dividend pursuant to which the 17,824,647 shares of Silver Bay common stock would be distributed, on a pro rata basis, to our stockholders of record at the close of business on April 2, 2013. The dividend was paid on or about April 24, 2013. As a result, we recognized $13.7 million of realized gains on distribution as well as $5.9 million of change in unrealized losses within (loss) gain on investment securities for the nine months ended September 30, 2013, respectively. Also included in (loss) gain on investment securities for the nine months ended September 30, 2013, is $0.2 million in dividend income from Silver Bay’s $0.01 per share dividend declared on March 21, 2013.
(Loss) Gain on Interest Rate Swap and Swaption Agreements
For the three and nine months ended September 30, 2013, we recognized $15.1 million and $48.5 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from generally paying a fixed interest rate on an average $19.9 billion and $17.5 billion notional for the three and nine months ended September 30, 2013, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest. For the three and nine months ended September 30, 2012, we recognized $10.7 million and $23.1 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from generally paying a fixed interest rate on an average $11.3 billion and $8.6 billion notional for the three and nine months ended September 30, 2012, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest.
During the three and nine months ended September 30, 2013, we terminated, had agreements mature or had options expire on 35 and 107 interest rate swap and swaption positions of $8.0 billion and $16.5 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $10.2 million and $27.4 million in full settlement of our net interest spread liability and recognized $40.8 million in realized gains and $21.9 million in realized losses on the swaps and swaptions for the three and nine months ended September 30, 2013, respectively, including early termination penalties. During the three and nine months ended September 30, 2012, we terminated, had agreements mature or had options expire on three and 22 interest rate swap and swaption positions of $0.8 billion and $3.7 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $1.5 million in full settlement of our net interest spread liability and recognized $7.5 million and $26.1 million in realized losses on the swaps and swaptions, respectively, including early termination penalties. We elected to terminate certain swaps during these periods to reduce our cost of financing and align with our investment portfolio.
Also included in our financial results for the three and nine months ended September 30, 2013, was the recognition of a change in unrealized valuation losses of $81.1 million and a change in unrealized valuation gains of $293.8 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. For the three and nine months ended September 30, 2012, we recognized changes in unrealized valuation losses of $58.2 million and $104.5 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. The change in fair value of interest rate swaps was a result of the realization of losses on interest rates swaps unwound and subsequent resetting of interest rate swaps at more favorable rates during the three months ended March 31, 2013, combined with changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the nine months ended September 30, 2013. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains are generally offset by unrealized losses in our Agency RMBS AFS portfolio, which are recorded directly to stockholders’ equity through other comprehensive income.

The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net interest spread	$(15,079)	$(10,718)	$(48,490)	$(23,089)
Early termination and option expiration gains (losses)	40,770	(7,544)	(21,905)	(26,084)
Change in unrealized (loss) gain on interest rate swap and swaption agreements, at fair value	(81,101)	(58,210)	293,783	(104,506)
(Loss) gain on interest rate swap and swaption agreements	$(55,410)	$(76,472)	$223,388	$(153,679)

Gain (Loss) on Other Derivative Instruments
Included in our financial results for the three and nine months ended September 30, 2013, was the recognition of $20.4 million and $66.1 million of gains, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs and inverse interest-only securities. Included within the results for the three and nine months ended September 30, 2013, we recognized $1.5 million and $8.2 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $259.1 million and $263.6 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. As these derivative instruments are considered trading instruments, our financial results include both realized and unrealized gains (losses) associated with these instruments.
Included in our financial results for the three and nine months ended September 30, 2012, was the recognition of $2.8 million of gains and $13.6 million of losses, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs and inverse interest-only securities. Included within the results for the three and nine months ended September 30, 2012, we recognized $7.7 million and $22.0 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $293.1 million and $245.0 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments.
(Loss) Gain on Mortgage Loans Held-for-Sale
For the three and nine months ended September 30, 2013, we recorded losses on mortgage loans held-for-sale of $4.4 million and $25.3 million, respectively. Included within the results for the three and nine months ended September 30, 2013, we recognized $4.5 million and $5.3 million, respectively, of losses on mortgage loans held-for-sale and $20.0 million of losses on commitments to purchase mortgage loans held-for-sale for the nine months ended September 30, 2013.
For the three and nine months ended September 30, 2012, we recorded gains on mortgage loans held-for-sale of $0.6 million. Included within the results for the three and nine months ended September 30, 2012, we recognized $11,014 and $14,750, respectively, of gains on mortgage loans held-for-sale and $0.6 million of gains on commitments to sell mortgage loans held-for-sale for both periods. The decrease in (loss) gain on mortgage loans held-for-sale across comparative periods is due primarily to the rising rate environment during the second and third quarters of 2013.
Other Income
For the three and nine months ended September 30, 2013, we recorded other income of $10.8 million and $18.9 million, which includes $1.7 million in unrealized gains and $23.1 million in unrealized losses on mortgage loans held-for-investment in securitization trusts and $7.1 million and $39.7 million in unrealized gains on collateralized borrowings in securitization trusts. Also included in other income for both the three and nine months ended September 30, 2013 is servicing fee income of $1.0 million and $1.2 million, and change in unrealized gains related to mortgage servicing rights of $0.9 million and $0.8 million, respectively.
Management Fees
We incurred management fees of $12.0 million and $33.7 million, respectively, for the three and nine months ended September 30, 2013 and $8.9 million and $23.3 million for the three and nine months ended September 30, 2012, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement. However, these fees were reduced by $4.3 million, on the condensed consolidated statements of comprehensive income for the nine months ended September 30, 2013, in accordance with the contribution transaction entered into with Silver Bay. See further discussion of the management fee calculation as well as this adjustment in Note 23 - Related Party Transactions of the notes to the condensed consolidated financial statements.

Securitization Deal Costs
For the three months ended September 30, 2013, we recognized $2.1 million in upfront costs related to the sponsoring of a securitization trust. In addition, for the nine months ended September 30, 2013, we recognized $2.0 million in upfront costs related to the subordinated debt and excess servicing rights acquired from a securitization trust issued by a third party, which was paid upon settlement of the acquisitions. These costs are included when evaluating the economics of a securitization; however, the election of the fair value option for the assets and liabilities held in the securitization trusts requires the expense to be recognized upfront on the condensed consolidated statements of comprehensive income. Because we participated in our first securitization deal during 2013, we did not incur any securitization deal costs in 2012.
Other Operating Expenses
For the three and nine months ended September 30, 2013, we recognized $10.0 million and $26.1 million, respectively, of other operating expenses, which represents an annualized expense ratio of 1.0% and 0.9% of average equity, compared to $4.0 million and $11.4 million of expenses, which represents an annualized expense ratio of 0.5% and 0.7% of average equity, for the same periods in 2012. The increase of our operating expense ratio resulted primarily from an increase in expenses related to mortgage loan activities.
Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three and nine months ended September 30, 2013, these direct and allocated costs totaled approximately $2.6 million and $7.1 million, compared to $1.8 million and $7.8 million of costs for the same periods in 2012. Included in these reimbursed costs was compensation paid to our executive officers, including our principal financial officer and general counsel of $0.2 million and $0.6 million for the three and nine months ended September 30, 2013 and $0.1 million and $0.3 million for the three and nine months ended September 30, 2012. The allocation of compensation paid to our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement. Equity based compensation expense for the three and nine months ended September 30, 2013 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the restated equity incentive plan (see discussion in Note 19 - Equity Incentive Plan), including our chief executive officer, chief investment officer, principal financial officer and general counsel of $0.9 million and $1.2 million, respectively.
In April 2012, we established an accounts payable function and direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services and proprietary technology, but most of our expenses with third-party vendors are paid directly by us.
Income Taxes
For the three and nine months ended September 30, 2013, we recognized a provision for income taxes of $23.7 million and $77.8 million, respectively, which was primarily incurred due to income generated from derivative instruments held in our TRSs. For the three and nine months ended September 30, 2012 we recognized a benefit from income taxes of $7.8 million and $32.0 million, respectively. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.

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

The tables below summarize certain characteristics of our Agency RMBS AFS securities at September 30, 2013:

	September 30, 2013
(dollars in thousands, except purchase price)	Principal/Current Face	Net (Discount)/ Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$7,887,582	$625,407	$8,512,989	$86,727	$(160,093)	$8,439,623	4.40%	$108.97
Hybrid/ARM	992,369	6,492	998,861	9,039	(185)	1,007,715	2.54%	$100.89
Total P&I Securities	8,879,951	631,899	9,511,850	95,766	(160,278)	9,447,338	4.20%	$108.11
Interest-only securities
Fixed	692,029	(622,819)	69,210	13,309	(1,678)	80,841	4.16%	$13.22
Fixed Other (1)	2,467,948	(2,274,172)	193,776	4,146	(8,163)	189,759	1.67%	$9.07
Total	$12,039,928	$(2,265,092)	$9,774,836	$113,221	$(170,119)	$9,717,938
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

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of September 30, 2013, on an annualized basis, was 8.3%.
The following table summarizes the number of months until the next re-set for our floating or adjustable rate Agency RMBS AFS mortgage portfolio at September 30, 2013:

(in thousands)	Carrying Value
0-12 months	$153,157
13-36 months	3,106
37-60 months	5,311
Greater than 60 months	846,141
Total	$1,007,715

Non-Agency RMBS
Our non-Agency RMBS portfolio is comprised of senior and mezzanine tranches of mortgage-backed securities. The following tables provide investment information on our non-Agency RMBS as of September 30, 2013:

	As of September 30, 2013
(in thousands)	Principal/current face	Accretable purchase discount	Credit reserve purchase discount	Amortized cost	Unrealized gain	Unrealized loss	Carrying value
Principal and interest securities:
Senior	$3,836,247	$(655,005)	$(1,244,026)	$1,937,216	$490,785	$(6,636)	$2,421,365
Mezzanine	739,799	(171,750)	(128,602)	439,447	88,744	(3,499)	524,692
Total P&I Securities	4,576,046	(826,755)	(1,372,628)	2,376,663	579,529	(10,135)	2,946,057
Interest-only securities	343,026	(335,066)	—	7,960	475	(197)	8,238
Total	$4,919,072	$(1,161,821)	$(1,372,628)	$2,384,623	$580,004	$(10,332)	$2,954,295

The majority of our non-Agency RMBS were rated at September 30, 2013. Note that credit ratings are based on the par value of the non-Agency RMBS, whereas the distressed non-Agency RMBS assets in our portfolio were acquired at a heavily discounted price. The following table summarizes the credit ratings of our non-Agency RMBS portfolio as of September 30, 2013:

September 30, 2013
AAA	—%
AA	—%
A	—%
BBB	0.1%
BB	0.8%
B	6.9%
Below B	85.5%
Not rated	6.7%
Total	100.0%

Our non-Agency RMBS portfolio has increased approximately 1.2 times since September 30, 2012. However, our allocation of non-Agency RMBS to subprime securities has increased only slightly from 85.4% at September 30, 2012 to 86.3% at September 30, 2013. As a result, our designated credit reserve as a percentage of total discount and total face value has remained relatively constant (as disclosed in Note 5 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements). When focused on principal and interest securities, from September 30, 2012 to September 30, 2013, our designated credit reserve as a percentage of total discount increased minimally from 59.9% to 62.4% and our designated credit reserve as a percentage of total face value decreased slightly from 30.0% to 27.9%. As our allocation of non-Agency RMBS to subprime securities has remained relatively stable over the period from September 30, 2012 to September 30, 2013, we believe these comparable portfolio metrics are reflective of our consistent investment profile, regardless of portfolio growth.
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

The following tables present certain information detailed by investment type and their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at September 30, 2013:

	At September 30, 2013
Non-Agency Principal and Interest (P&I) RMBS Characteristics	Senior Bonds	Mezzanine Bonds	Total P&I Bonds
Carrying Value (in thousands)	$2,421,365	$524,692	$2,946,057
% of Non-Agency Portfolio	82.2%	17.8%	100.0%
Average Purchase Price (1)	$51.20	$59.21	$52.63
Average Coupon	1.8%	1.6%	1.7%
Average Fixed Coupon	5.5%	5.6%	5.5%
Average Floating Coupon	1.0%	1.4%	1.1%
Average Hybrid Coupon	4.3%	—%	4.3%
Collateral Attributes
Avg Loan Age (months)	84	97	86
Avg Loan Size (in thousands)	$258	$193	$247
Avg Original Loan-to-Value	74.1%	73.0%	73.9%
Avg Original FICO (2)	611	644	617
Current Performance
60+ day delinquencies	33.8%	27.3%	32.6%
Average Credit Enhancement (3)	11.2%	23.2%	13.4%
3-Month CPR (4)	4.2%	7.1%	4.8%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total non-Agency RMBS, excluding our non-Agency interest-only portfolio, would be $47.81, $56.51, and $49.22, respectively, at September 30, 2013.

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

Non-Agency RMBS Characteristics	September 30, 2013
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Prime	$37,869	1.5%	$43,611	8.3%	$81,480	2.8%
Alt-A	89,310	3.7%	24,953	4.8%	114,263	3.9%
POA	197,397	8.2%	9,085	1.7%	206,482	7.0%
Subprime	2,096,789	86.6%	447,043	85.2%	2,543,832	86.3%
	$2,421,365	100.0%	$524,692	100.0%	$2,946,057	100.0%

Non-Agency RMBS Characteristics	September 30, 2013
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Coupon Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$408,113	16.9%	$18,942	3.6%	$427,055	14.5%
Hybrid or Floating	2,013,252	83.1%	505,750	96.4%	2,519,002	85.5%
	$2,421,365	100.0%	$524,692	100.0%	$2,946,057	100.0%

Non-Agency RMBS Characteristics	September 30, 2013
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Origination Year	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
2006+	$1,933,794	79.9%	$70,256	13.4%	$2,004,050	68.0%
2002-2005	484,059	20.0%	447,443	85.3%	931,502	31.6%
Pre-2002	3,512	0.1%	6,993	1.3%	10,505	0.4%
	$2,421,365	100.0%	$524,692	100.0%	$2,946,057	100.0%

Trading Securities, at Fair Value
We hold U.S. Treasuries in a TRS and classify these securities as trading instruments due to short-term investment objectives. As of September 30, 2013, we held U.S. Treasuries with an amortized cost of $995.8 million and a fair value of $1.0 billion classified as trading securities. The unrealized gains included within trading securities were $4.9 million as of September 30, 2013.
Mortgage Loans Held-for-Sale, at Fair Value
In late 2011, we began acquiring prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions with whom we have chosen to build strategic relationships, including those with a nationwide presence. As of September 30, 2013, we held prime nonconforming residential mortgage loans with a carrying value of $119.6 million. Our intention in the future is to securitize these loans and/or exit through a whole loan sale.
In early 2013, we began acquiring credit sensitive loans, or CSLs, which are loans that are currently performing, but where the borrower has previously experienced payment delinquencies and is more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default than on newly originated mortgage loans. As of September 30, 2013, we had acquired credit sensitive residential mortgage loans with a carrying value of $440.1 million. Our intention in the future is to securitize or hold the loans in an alternative financing structure, and/or exit through a whole loan sale.
The following table presents our mortgage loans held-for-sale portfolio by loan type as of September 30, 2013:

	September 30, 2013
(in thousands)	Unpaid Principal Balance	Fair Value - Purchase Price	Fair Value - Unrealized	Carrying Value
Prime nonconforming residential mortgage loans	$122,540	$829	$(3,762)	$119,607
Credit sensitive residential mortgage loans	566,080	(134,712)	8,762	440,130
Mortgage loans held-for-sale	$688,620	$(133,883)	$5,000	$559,737

Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
During the nine months ended September 30, 2013, we purchased subordinated debt and excess servicing rights from a securitization trust issued by a third party. Also during the nine months ended September 30, 2013, the Company purchased subordinated debt and excess servicing rights from a securitization trust sponsored by a subsidiary of the Company. The underlying residential mortgage loans held at the trusts, which are consolidated on the Company’s condensed consolidated balance sheet, are classified as mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the Condensed Consolidated Financial Statements for additional information regarding consolidation of the securitization trusts. As of September 30, 2013 the mortgage loans held-for-investment in securitization trusts had a carrying value of $805.0 million.
Repurchase Agreements
Our borrowings consist primarily of repurchase agreements collateralized by our pledge of AFS and trading securities, derivative instruments, mortgage loans and certain cash balances. Substantially all of our Agency RMBS AFS are currently pledged as collateral, and the majority of our non-Agency RMBS have been pledged. As of September 30, 2013, our debt-to-equity ratio was 3.4:1.0, including the debt collateralized by our U.S. Treasuries, residential mortgage loans and Agency derivatives. Our debt-to-equity ratio for RMBS, mortgage loans held-for-sale and Agency derivatives only was 3.0:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.

As of September 30, 2013, the term to maturity of our borrowings ranged from seven days to over 32 months. The weighted average original term to maturity of our borrowings collateralized by RMBS and mortgage loans was 76 days at September 30, 2013. At September 30, 2013, the weighted average cost of funds for all our repurchase agreements was 0.66%.

(dollars in thousands)	September 30, 2013			December 31, 2012
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
U.S. Treasuries	$996,250	0.09%	0.5%	$997,500	0.30%	0.5%
Agency RMBS AFS	9,251,556	0.45%	5.7%	10,171,385	0.54%	5.6%
Non-Agency RMBS	1,714,491	2.07%	33.1%	1,177,675	2.50%	35.5%
Agency derivatives	173,579	1.02%	27.5%	228,241	1.16%	26.5%
Mortgage loans held-for-sale	16,189	2.55%	16.0%	49,709	2.46%	10.8%
Total	$12,152,065	0.66%	9.5%	$12,624,510	0.72%	8.4%

The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of repurchase agreements for the three months ended September 30, 2013, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average Repurchase Balances (1)	End of Period Balance Repurchase Agreements (1)	Maximum Balance of Any Month-End for Repurchase Agreements (1)	Repurchase Agreements to Equity Ratio
For the Three Months Ended September 30, 2013	$11,239,808	$11,155,815	$11,155,815	3.0	:1.0	(2)
For the Three Months Ended June 30, 2013	$13,362,585	$13,903,155	$13,903,155	3.6	:1.0	(2)
For the Three Months Ended March 31, 2013	$12,287,326	$12,439,565	$12,460,525	3.1	:1.0	(3)
For the Three Months Ended December 31, 2012	$12,725,330	$11,627,010	$13,073,597	3.4	:1.0	(4)
For the Three Months Ended September 30, 2012	$11,271,401	$13,036,827	$13,036,827	3.8	:1.0	(5)
____________________

(1)
Includes repurchase agreements collateralized by RMBS AFS, residential mortgage loans held-for-sale and Agency derivatives and excludes repurchase agreements collateralized by U.S. Treasuries and collateralized borrowings in securitization trusts.

(2)
Due to the rising rate environment during the second and third quarters of 2013, we reduced leverage on our Agency RMBS and held a higher amount of cash on hand in order to protect stockholders’ equity from a near term widening of spreads and rates in the marketplace. However, over a longer timeframe, we will likely continue to target an overall debt-to-equity ratio of 4.0:1.0 to 4.5:1.0.

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

(4)
During the three months ended December 31, 2012, we sold Agency RMBS with an amortized cost of $3.1 billion. Due to higher Agency RMBS valuation and inherently tighter spreads during the quarter, we chose to delay deployment of a portion of these proceeds and reduce leverage in order to protect stockholders’ equity from a near term widening of spreads in the marketplace. However, we continue to target an overall debt-to-equity ratio of 4.0:1.0 to 4.5:1.0.

(5)
In September 2012, warrant holders exercised 16.2 million shares generating proceeds of $175.7 million, which were invested on a leveraged basis. With a higher targeted allocation to Agency RMBS and residential properties for additional capital, we targeted a fully deployed debt-to-equity ratio of 4.0:1.0 to 4.5:1.0.

Collateralized Borrowings in Securitization Trusts, at Fair Value
During the nine months ended September 30, 2013, we purchased subordinated debt and excess servicing rights from a securitization trust issued by a third party. Also during the nine months ended September 30, 2013, the Company purchased subordinated debt and excess servicing rights from a securitization trust sponsored by a subsidiary of the Company. The underlying debt held at the trusts, which are consolidated on the Company’s condensed consolidated balance sheet, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the Condensed Consolidated Financial Statements for additional information regarding consolidation of the securitization trusts. As of September 30, 2013, the collateralized borrowings in securitization trusts had a carrying value of $649.1 million with a weighted average interest rate of 2.8%. The stated maturity dates for all collateralized borrowings are greater than five years from September 30, 2013.
Equity
As of September 30, 2013, our stockholders’ equity was $3.8 billion and our diluted book value per share was $10.35. As of June 30, 2013, our stockholders’ equity was $3.8 billion and our diluted book value per share was $10.47.
The following table provides details of our changes in stockholders’ equity from June 30, 2013 to September 30, 2013:

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Book Value Per Common Share
Stockholders’ equity at June 30, 2013 - basic	$3,834.1	365.7	$10.48
GAAP net loss:
Core Earnings, net of tax expense of $1.9 million (1)	67.7
Realized gains and losses, net of tax expense of $23.5 million	(112.4)
Unrealized mark-to-market gains and losses, net of tax benefit of $1.7 million	(148.9)
Discontinued operations	0.9
Total GAAP net loss	(192.7)
Other comprehensive income	246.8
Dividend declaration	(102.0)
Other	(0.5)	—
Balance before capital transactions	3,785.7	365.7
Repurchase of common stock	(13.4)	(1.5)
Net proceeds from issuance of common stock	0.1	—
Proceeds from issuance of common stock through warrant exercise	0.7	0.1
Stockholders’ equity at September 30, 2013 - basic	3,773.1	364.3	10.36
Warrants outstanding (2)	—	0.1	(0.01)
Stockholders’ equity at September 30, 2013 - diluted	$3,773.1	364.4	$10.35
____________________

(1)
Core Earnings is a non-GAAP measure that we define as net income, excluding impairment losses, gains or losses on sales of securities and termination of interest rate swaps, unrealized gains or losses on trading securities, interest rate swaps and swaptions and mortgage loans, certain gains or losses on other derivative instruments, certain non-recurring gains and losses related to discontinued operations, and certain non-recurring upfront costs related to securitization transactions. As defined, Core Earnings includes interest income associated with our inverse interest-only securities, or Agency derivatives, and premium income or loss on credit default swaps. Core Earnings is provided for purposes of comparability to other peer issuers.

(2)	Using the treasury stock method, 0.1 million shares would be considered outstanding and dilutive to book value per share at September 30, 2013.

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
To the extent that we raise additional equity capital through capital market transactions, we anticipate using cash proceeds from such transactions to purchase additional RMBS, mortgage loans, mortgage servicing rights and other target assets and for other general corporate purposes. There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.
As of September 30, 2013, we held $0.7 billion in cash and cash equivalents available to support our operations, $15.6 billion of AFS, trading securities, equity securities, mortgage loans held-for-sale, mortgage loans held-for-investment in securitization trusts, and derivative assets held at fair value, and $12.8 billion of outstanding debt in the form of repurchase agreements and collateralized borrowings in securitization trusts (excludes $43.5 million in payables to broker counterparties for unsettled security purchases). During the three months ended September 30, 2013, our debt-to-equity ratio decreased from 4.0:1.0 to 3.4:1.0, including monies borrowed to finance our investment in U.S. Treasuries and collateralized borrowings in securitization trusts. The debt-to-equity ratio funding our RMBS AFS, mortgage loans held-for-sale, and Agency derivatives decreased from 3.6:1.0 to 3.0:1.0 as we reduced leverage on our Agency RMBS and held a higher amount of cash on hand in order to protect stockholders’ equity from a near term widening of spreads and rates in the marketplace. We believe the debt-to-equity ratio funding our RMBS AFS, mortgage loans held-for-sale and Agency derivatives is the most meaningful debt-to-equity measure as U.S. Treasuries are viewed to be highly liquid in nature and collateralized borrowings on mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity.
As of September 30, 2013, we had approximately $88.6 million of unpledged Agency RMBS AFS and Agency derivatives and $447.0 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity on unpledged RMBS of approximately $334.1 million. We also had approximately $100.6 million of unpledged prime nonconforming residential mortgage loans and $440.1 million of unpledged credit sensitive residential mortgage loans and an overall estimated unused borrowing capacity on unpledged mortgage loans held-for-sale of approximately $332.6 million. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
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
As of September 30, 2013, we have master repurchase agreements in place with 24 counterparties, the majority of which are U.S. domiciled financial institutions, and we continue to evaluate further counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our counterparties (lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
The following table summarizes our repurchase agreements and counterparty geographical concentration at September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$7,113,101	$836,109	49.6%	$7,550,085	$958,119	57.4%
Europe (2)	3,340,508	736,349	43.6%	3,032,331	593,184	35.6%
Asia (2)	1,698,456	115,228	6.8%	2,042,094	116,245	7.0%
Total	$12,152,065	$1,687,686	100.0%	$12,624,510	$1,667,548	100.0%
____________________

(1)
Represents the net carrying value of the securities or mortgage loans sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. At September 30, 2013 and December 31, 2012, we had $43.5 million and $291.7 million, respectively, in payables due to broker counterparties for unsettled security purchases. The payables are not included in the amounts presented above.

(2)	Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

In addition to our master repurchase agreements to fund RMBS, we have entered into two facilities that provide short-term financing for our mortgage loan collateral during our aggregation period. An overview of the facilities is presented in the table below:

(dollars in thousands)
As of September 30, 2013
Expiration Date		Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
May 13, 2014	(1)	No	16,189	83,811	100,000	Prime nonconforming residential mortgage loans
May 22, 2014	(1)	No	—	200,000	200,000	Prime nonconforming residential mortgage loans
						Credit sensitive residential mortgage loans
____________________

(1)	The facility is set to mature on the stated expiration date, unless extended pursuant to its terms.

We also had one facility that provided short-term financing for our prime nonconforming residential mortgage loans held-for-sale expire during the three months ended September 30, 2013, in conjunction with the sale of our prime nonconforming residential mortgage loan collateral into a securitization trust sponsored by a subsidiary of the Company.
We are subject to the following financial covenants under our lending agreements, as further detailed by the guaranty agreements we entered into in connection with the repurchase agreements. The following represents the most restrictive covenant calculations as of September 30, 2013 across these agreements:

(a)
As of the last business day of each calendar quarter, Total Indebtedness to Net Worth must be less than the specified Threshold Ratio in the Repurchase Agreement. As of September 30, 2013, our debt to net worth, as defined, was 3.2:1.0 while our threshold ratio, as defined, was 5.8:1.0.

(b)
As of the last business day of each calendar quarter, Liquidity must be greater than $55 million and the aggregate amount of Unrestricted Cash or Cash Equivalents must be greater than $35 million. As of September 30, 2013, our liquidity, as defined, was $723.2 million and our total unrestricted cash and cash equivalents, as defined, was $328.3 million.

(c)	As of the last business day of each calendar quarter, Net Worth must be greater than $1 billion. As of September 30, 2013, our net worth, as defined, was $3.8 billion.
We are also subject to financial covenants in connection with various other repurchase agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements.

(in thousands)	September 30, 2013	December 31, 2012
Available-for-sale securities, at fair value	$12,239,599	$12,810,355
Trading securities, at fair value	1,000,625	1,002,062
Mortgage loans held-for-sale	18,982	52,529
Cash and cash equivalents	15,000	10,000
Restricted cash	259,642	84,307
Due from counterparties	103,682	36,917
Derivative assets, at fair value	221,402	291,054
Total	$13,858,932	$14,287,224

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
The following table provides the maturities of our repurchase agreements as of September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012
Within 30 days	$2,911,117	$3,038,229
30 to 59 days	4,730,641	3,528,393
60 to 89 days	88,560	1,731,595
90 to 119 days	1,566,860	849,621
120 to 364 days (1)	1,658,637	2,279,172
Open maturity (2)	996,250	997,500
One year and over (3)	200,000	200,000
Total	$12,152,065	$12,624,510
____________________

(1)	120 to 364 days includes the amounts outstanding under the uncommitted mortgage loan warehouse facility.

(2)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(3)	One year and over includes repurchase agreements with maturity dates ranging from June 26, 2015 to June 27, 2016.

For the three months ended September 30, 2013, our unrestricted cash balance decreased to $723.2 million from $917.2 million at June 30, 2013. The cash movements can be summarized by the following:

•
Cash flows from operating activities.   For the three months ended September 30, 2013, operating activities increased our cash balances by approximately $180.8 million, primarily driven by our financial results for the quarter.

•	Cash flows from investing activities. For the three months ended September 30, 2013, investing activities increased our cash balances by approximately $2.2 billion, primarily driven by sales of RMBS.

•
Cash flows from financing activities.   For the three months ended September 30, 2013, financing activities reduced our cash balance by approximately $2.6 billion, resulting from the reduction in net borrowings under repurchase agreements to fund our AFS portfolio and $13.4 million in common stock repurchases.

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
To reduce the risks to our portfolio, we employ portfolio-wide and security-specific risk measurement and management processes in our daily operations. PRCM Advisers’ risk management tools include software and services licensed or purchased from third parties, in addition to proprietary software and analytical methods developed by Pine River. There can be no guarantee that these tools will protect us from market risks.
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

We utilize U.S. Treasuries as well as derivative financial instruments, currently limited to interest rate swaps, swaptions, TBAs, put and call options for TBAs, constant maturity swaps and, to a certain extent, inverse interest-only securities, as of September 30, 2013, to hedge the interest rate risk associated with our portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We rely on PRCM Advisers’ expertise to manage these risks on our behalf. We implement part of our hedging strategy through one of our TRSs, which is subject to U.S. federal, state and, if applicable, local income tax.
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
We acquire adjustable-rate and hybrid RMBS. These are assets in which some of the underlying mortgages are typically subject to periodic and lifetime interest rate caps and floors, which may limit the amount by which the security’s interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements are not subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation, while the interest-rate yields on our adjustable-rate and hybrid RMBS could effectively be limited by caps. This issue will be magnified to the extent we acquire adjustable-rate and hybrid RMBS that are not based on mortgages that are fully indexed. In addition, adjustable-rate and hybrid RMBS may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. If this happens, we could receive less cash income on such assets than we would need to pay for interest costs on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.
We also acquire adjustable-rate mortgage loans held-for-sale. These assets are typically subject to periodic and lifetime interest rate caps and floors, which may limit the amount by which the loan’s interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements are not subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation, while the interest-rate yields on our adjustable-rate mortgage loans held-for-sale could effectively be limited by caps.
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

The following table provides the indices of our variable rate RMBS AFS and mortgage loans held-for-sale as of September 30, 2013 and December 31, 2012, respectively, based on carrying value (dollars in thousands).

	As of September 30, 2013				As of December 31, 2012
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$12,668	$137,030	$149,698	4%	$—	$154,948	$154,948	6%
LIBOR	2,505,358	872,174	3,377,532	94%	2,313,283	28,747	2,342,030	93%
Other (2)	57,107	10,479	67,586	2%	18,334	8,066	26,400	1%
Total	$2,575,133	$1,019,683	$3,594,816	100%	$2,331,617	$191,761	$2,523,378	100%
____________________

(1)	“Hybrid” amounts reflect those assets with greater than 12 months to reset.

(2)	“Other” includes COFI, MTA and other indices.

Our analysis of risks is based on PRCM Advisers’ and its affiliates’ experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM Advisers may produce results that differ significantly from the estimates and assumptions used in our models.
We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at September 30, 2013.
All changes in value are measured as the change from the September 30, 2013 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities	$419,298	$222,921	$(288,631)	$(621,041)
As a % of September 30, 2013 equity	11.1%	5.9%	(7.6)%	(16.5)%
Trading securities	$16,723	$14,101	$(13,729)	$(27,457)
As a % of September 30, 2013 equity	0.5%	0.4%	(0.4)%	(0.7)%
Mortgage loans held-for-sale	$21,446	$13,166	$(21,314)	$(45,883)
As a % of September 30, 2013 equity	0.6%	0.3%	(0.6)%	(1.2)%
Mortgage loans held-for-investment in securitization trusts	$42,227	$25,924	$(35,011)	$(75,366)
As a % of September 30, 2013 equity	1.1%	0.7%	(0.9)%	(2.0)%
Derivatives, net	$(355,752)	$(222,399)	$270,451	$624,340
As a % of September 30, 2013 equity	(9.4)%	(5.9)%	7.2%	16.6%
Repurchase Agreements	$(5,708)	$(5,685)	$9,840	$19,680
As a % of September 30, 2013 equity	(0.2)%	(0.2)%	0.3%	0.5%
Collateralized borrowings in securitization trusts	$(60,432)	$(31,200)	$39,156	$79,607
As a % of September 30, 2013 equity	(1.6)%	(0.8)%	1.0%	2.1%
Total Net Assets	$77,802	$16,828	$(39,238)	$(46,120)
As a % of September 30, 2013 total assets	0.5%	0.1%	(0.2)%	(0.3)%
As a % of September 30, 2013 equity	2.1%	0.4%	(1.0)%	(1.2)%
	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(10,551)	$(10,251)	$17,831	$35,661
% change in net interest income	(2.8)%	(2.7)%	4.7%	9.5%

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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2013. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
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
Given the low interest rates at September 30, 2013, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
The information set forth in the interest rate sensitivity table above and all related disclosures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.
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
Our mortgage loans held-for-sale and held-for-investment are reflected at their estimated fair value. The estimated fair value fluctuates primarily due to changes in interest rates, market valuation of credit risks and other factors. Generally in a rising rate environment, we would expect the fair value of these loans to decrease; conversely, in a decreasing rate environment, we would expect the fair value of these loans to increase. However, the fair value of the credit sensitive loans included in mortgage loans held-for-sale is generally less sensitive to interest rate changes.
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
Should the value of our assets pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. Additionally, if one or more of our repurchase agreement counterparties chose not to provide on-going funding, our ability to finance would decline or exist at possibly less advantageous terms. As such, we cannot assure that we will always be able to roll over our repurchase agreements. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q for further information about our liquidity and capital resource management.
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

Item 4. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report on Form 10-Q, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Other than those set forth in our Quarterly Report on Form 10-Q for the period ended March 31, 2013, or the Q1 Form 10-Q, there have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the Form 10-K and Q1 Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)On October 5, 2011, the Company’s board of directors authorized a share repurchase program, which allows the Company to repurchase up to 10,000,000 shares of its common stock. On November 14, 2012, the board of directors authorized an increase in the share repurchase program of 15,000,000, for a total of 25,000,000 shares. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. As of September 30, 2013, 2,450,700 shares had been repurchased by the Company under the program for a total cost of $23.9 million. The following table reflects purchases under the plan during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 through July 31, 2013	—	$—	—	24,000,000
August 1, 2013 through August 31, 2013	1,450,700	9.23	1,450,700	22,549,300
September 1, 2013 through September 30, 2013	—	—	—	22,549,300
Total	1,450,700	$9.23	1,450,700	22,549,300

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

TWO HARBORS INVESTMENT CORP.
Dated:	November 6, 2013	By:	/s/ Thomas Siering
Thomas Siering Chief Executive Officer, President and Director (Principal Executive Officer)
Dated:	November 6, 2013	By:	/s/ Brad Farrell
Brad Farrell Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Number	Exhibit Index
2.1
Agreement and Plan of Merger, dated as of June 11, 2009, by and among Capitol Acquisition Corp., Two Harbors Investment Corp., Two Harbors Merger Corp. and Pine River Capital Management L.P. (incorporated by reference to Annex A filed with Pre Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-4 (File No. 333-160199) filed with the Securities and Exchange Commission (“SEC”) on October 8, 2009 (“Amendment No. 4”)).

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
3.2
Articles of Amendment to the Articles of Amendment and Restatement of Two Harbors Investment Corp. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2012).

3.3	Bylaws of Two Harbors Investment Corp. (incorporated by reference to Annex C filed with Amendment No. 4).
4.1
Warrant Agreement between Continental Stock Transfer & Trust Company and Capitol Acquisition Corp. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 4, 2010 (“2009 Form 10-K”)).

4.2	Specimen Common Stock Certificate of Two Harbors Investment Corp. (incorporated by reference to Exhibit 4.2 to Amendment No. 4).
4.3
Specimen Warrant Certificate of Two Harbors Investment Corp. (incorporated by reference to Exhibit 4.3 filed with Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-160199) filed with the SEC on August 5, 2009).

4.4
Supplement and Amendment to Warrant Agreement between Continental Stock Transfer & Trust Company, Capitol Acquisition Corp. and Two Harbors Investment Corp. (incorporated by reference to Exhibit 4.4 to the Registrant’s 2009 Form 10-K).

4.5
Second Amendment to Warrant Agreement between Two Harbors Investment Corp. and Mellon Investors Services LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2010).

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
101
Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the quarter ended September 30, 2013, filed on November 6, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)