Form 10-K
period 2013-12-31
TWO HARBORS INVESTMENT CORP.
filed 2014-02-27
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2013
Commission File Number 001-34506
______________________________
TWO HARBORS INVESTMENT CORP.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-0312904
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 36th Floor New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)
(612) 629-2500
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Exchange on Which Registered:
Common Stock, par value $0.01 per share	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.7 billion based on the closing sale price as reported on the NYSE on that date.
As of February 27, 2014 there were 366,043,088 shares of outstanding common stock, par value $.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

TWO HARBORS INVESTMENT CORP.
2013 ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1. Business

Overview
Our Company
Two Harbors Investment Corp. is a Maryland corporation focused on investing in, financing and managing residential mortgage-backed securities, or RMBS, residential mortgage loans, mortgage servicing rights, or MSR, and other financial assets, which we collectively refer to as our target assets. We operate as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code. The terms “Two Harbors,” “we,” “our,” “us” and the “company” refer to Two Harbors Investment Corp. and its subsidiaries as a consolidated entity.
We were incorporated on May 21, 2009 and commenced operations as a publicly traded company on October 28, 2009, upon completion of a merger with Capitol Acquisition Corp., or Capitol, which became our wholly owned indirect subsidiary as a result of the merger. Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “TWO”.
Our objective is to provide attractive risk-adjusted total return to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. We selectively acquire and manage an investment portfolio of our target assets, which is constructed to generate attractive returns through market cycles. We focus on asset selection and implement a relative value investment approach across various sectors within the residential mortgage market. Our target assets include the following:

•
Agency RMBS, meaning RMBS whose principal and interest payments are guaranteed by the Government National Mortgage Association (Ginnie Mae), the Federal National Mortgage Association (Fannie Mae), or the Federal Home Loan Mortgage Corporation (Freddie Mac);

•	Non-Agency RMBS, meaning RMBS that are not issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac;

•	MSR;

•	Prime nonconforming residential mortgage loans and credit sensitive residential mortgage loans, or CSL; and

•	Other financial assets comprising approximately 5% to 10% of the portfolio.
We seek to deploy moderate leverage as part of our investment strategy. We generally finance our RMBS and mortgage loan assets through short-term borrowings structured as repurchase agreements.
We recognize that investing in our target assets is competitive and that we compete with other investment vehicles for attractive investment opportunities. We rely on our management team and Pine River Capital Management L.P., or Pine River (described below), who have developed strong relationships with a diverse group of financial intermediaries, to identify investment opportunities. In addition, we have benefited and expect to continue to benefit from Pine River’s analytical and portfolio management expertise and infrastructure. We believe that our diversified portfolio management across the mortgage-related investment market, the extensive mortgage market expertise of our investment team, our strong analytics and our disciplined relative value investment approach give us a competitive advantage over our peers.
We have elected to be treated as a REIT for U.S. federal income tax purposes. To qualify as a REIT, we are required to meet certain investment and operating tests and annual distribution requirements. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders, do not participate in prohibited transactions and maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated certain of our subsidiaries as taxable REIT subsidiaries, or TRSs, as defined in the Code, to engage in such activities, and we may form additional TRSs in the future. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act. While we do not currently originate or service loans, certain of our subsidiaries have obtained the requisite licenses and approvals to purchase and sell mortgage loans and to hold and manage MSR.
Our Manager
We are externally managed and advised by PRCM Advisers LLC, a wholly-owned subsidiary of Pine River, or PRCM Advisers. Founded in 2002, Pine River is a global multi-strategy asset management firm providing comprehensive portfolio management, transparency and liquidity to institutional and high net worth investors.
Pine River formed PRCM Advisers for the purpose of providing management services to us. PRCM Advisers is responsible for administering our business activities and day-to-day operations. Pursuant to the terms of the management agreement between us and PRCM Advisers, PRCM Advisers provides us with our management team, including our executive officers, along with appropriate support personnel. In addition, PRCM Advisers provides us with the expertise of a dedicated team of investment professionals, proprietary analytical tools and other infrastructure support. PRCM Advisers is at all times subject to the supervision and oversight of our board of directors. Each of our executive officers is an employee or partner of Pine River; we do not have any employees. We do not pay any of our executive officers cash compensation; rather, we pay PRCM Advisers a base management fee equal to 1.5% of our stockholders’ equity per annum pursuant to the terms of the management agreement. We also reimburse PRCM Advisers for the allocable share of the compensation paid by Pine River to its personnel serving as our principal financial officer and general counsel and other reimbursable costs under the management agreement and shared facilities and services agreement. We do not pay PRCM Advisers any incentive-based fees or other incentive-based compensation.
Through our relationship with PRCM Advisers, we benefit from Pine River’s disciplined and highly analytical investment approach, extensive long-term relationships in the financial community, and established infrastructure. Pine River’s disciplined investment approach utilizes a cross-product approach, conducting top-down market assessments with respect to various subsets of the RMBS and mortgage market in order to identify the most attractive segments and investment opportunities. Our security selection process leverages proprietary and third-party analytic tools to conduct a detailed analysis of factors that influence our target assets. We select our RMBS and other mortgage-related assets after extensive analysis of the underlying loans, including prepayment trends, average remaining life, amortization schedules, fixed versus floating interest rates, geographic concentration, property type, loan-to-value ratios and credit scores, among others.
The dedicated team of investment professionals provided to us by PRCM Advisers has broad experience in managing Agency RMBS, non-Agency RMBS and other mortgage-related assets through a variety of credit and interest rate environments and has demonstrated the ability to generate attractive risk-adjusted returns under different market conditions and cycles, on both a levered and unlevered basis. Pine River maintains extensive long-term relationships with financial intermediaries, including prime brokers, investment banks, broker-dealers and asset custodians. We believe these relationships enhance our ability to source, finance, protect and hedge our investments and, thus, enable us to succeed in various credit and interest rate environments. We also benefit from Pine River’s comprehensive finance, operational and administrative infrastructure, including its risk management and accounting operations, as well as its legal, compliance and software development teams. Through the use of existing resources within Pine River, the addition of new personnel having significant experience in managing our target assets, and the use of experienced outside advisors, we believe that we have sufficient experience to execute new business diversification initiatives.
As of December 31, 2013, Pine River had net assets under management, including Two Harbors stockholders’ equity, of approximately $13.9 billion, of which approximately $7.3 billion is dedicated to mortgage strategies. As of December 31, 2013, Pine River employed over 423 employees globally, including 142 investment professionals.

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may,” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in this Annual Report on Form 10-K under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission, or the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.
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

•
the availability of financing for our target assets, including the availability of repurchase agreement financing, lines of credit and financing through the Federal Home Loan Bank of Des Moines, or the FHLB;

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

•	changes in the values of securities we own and the impact of adjustments reflecting those changes on our income statement and balance sheet, including our stockholders’ equity;

•	our ability to generate the amount of cash flow we expect from our target assets;

•	changes in our investment, financing, and hedging strategies and the new risks that those changes may expose us to;

•	changes in the competitive landscape within our industry, including changes that may affect our ability to attract and retain personnel;

•	our ability to build successful relationships with loan originators;

•	our ability to acquire mortgage loans in connection with our securitization plans;

•	our ability to securitize the mortgage loans that we acquire;

•	our exposure to claims and litigation, including litigation arising from our involvement in securitization transactions;

•	our ability to acquire MSR and successfully operate our seller-servicer subsidiary;

•	our ability to successfully diversify our business into new asset classes and manage the new risks they may expose us to;

•	our ability to manage various operational and regulatory risks associated with our business;

•	our ability to maintain appropriate internal controls over financial reporting;

•	our ability to establish, adjust and maintain appropriate hedges for the risks in our portfolio;

•	our ability to maintain our REIT qualification for U.S. federal income tax purposes; and

•	limitations imposed on our business due to our REIT status and our status as exempt from registration under the 1940 Act.
This Annual Report on Form 10-K may contain statistics and other data that in some cases have been obtained or compiled from information made available by mortgage loan servicers and other third-party service providers.

Our Business
Our Investment Strategy
Our investment objective is to provide attractive risk-adjusted total return to our stockholders over the long-term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective by constructing a well-balanced portfolio consisting of RMBS and other mortgage-related assets, with a focus on managing various associated risks, including interest rate, prepayment, mortgage spread and financing risk. The preservation of book value is of paramount importance to our ability to generate total return on an ongoing basis. Consistent with the objective of achieving attractive risk-adjusted total return over various market cycles, we intend to maintain a balanced approach to these various risks.
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

Our Target Assets
Our aggregate portfolio can be categorized into two strategies based on investment characteristics, and embodies our hybrid investment approach. The categories and their respective target asset classes are as follows:

•
Rates Strategy - Includes Agency RMBS, MSR and related hedging transactions. The performance of this strategy is most effected by changes in interest rates, prepayments and mortgage spreads. These assets have minimal exposure to the underlying credit of the investments.

Agency RMBS	Agency RMBS collateralized by fixed rate mortgage loans, adjustable rate mortgage loans or hybrid mortgage loans, or derivatives thereof, including:
	•	mortgage pass-through certificates;
	•	collateralized mortgage obligations;
	•	Freddie Mac gold certificates;
	•	Fannie Mae certificates;
	•	Ginnie Mae certificates;
	•	“to-be-announced” forward contracts, or TBAs, which are pools of mortgages with specific investment terms to be issued by government sponsored entities, or GSEs, at a future date; and
	•	interest-only and inverse interest-only securities.
MSR	The right to control the servicing of mortgage loans and receive the servicing income therefrom; the actual servicing functions are outsourced to fully-licensed third-party subservicers.

•
Credit Strategy - Includes non-Agency RMBS, residential mortgage loans and related hedging transactions. The performance of this strategy is most effected by changes in credit performance of the underlying mortgage loan collateral. These assets have interest rate and mortgage spread exposure, but the exposure is not viewed to be the main driver of performance.

Non-Agency RMBS
Non-Agency RMBS collateralized by prime mortgage loans, Alt-A mortgage loans, pay-option ARM mortgage loans and subprime mortgage loans, which may have fixed rate, adjustable rate or hybrid rate terms.

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

Other assets include financial and mortgage-related assets other than those in our rates and credit strategies, including asset backed securities and certain non-hedging transactions that may produce non-qualifying income for purposes of the REIT gross income tests.
Our Investment Activities
At December 31, 2013, we had total assets of approximately $17.2 billion, of which $12.5 billion, or 72.6%, represented our RMBS portfolio; $9.7 billion, or 77.9%, was comprised of Agency RMBS; $2.3 billion, or 18.3%, was comprised of senior non-Agency RMBS; and the remaining $468.7 million, or 3.8%, was comprised of other non-Agency RMBS. Other investments include U.S. Treasuries (classified as trading instruments) of $1.0 billion, or 5.8%; mortgage loans held-for-sale of $544.6 million, or 3.2%; mortgage loans held-for-investment in securitization trusts of $792.4 million, or 4.6%; and MSR of $514.4 million, or 3.0%, of total assets. Remaining assets of $1.8 billion consist of cash, restricted cash, receivables, derivative assets and prepaid assets.

Agency and Non-Agency RMBS
We believe our hybrid Agency and non-Agency RMBS investment model allows management to allocate capital across various sectors within the residential mortgage market, with a focus on security selection and implementation of a relative value investment approach. Capital allocation factors in the opportunities in the marketplace, cost of financing and cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, RMBS asset allocation reflects management’s opportunistic approach to investing in the marketplace. During the year ended December 31, 2013, we did not significantly modify our RMBS asset allocation between Agency and non-Agency RMBS.
Residential Mortgage Loans
In order to diversify our investment opportunities, we are establishing a sustainable model for creating residential mortgage investments at attractive yields. To achieve this goal, we are constructing a high-quality, multi-originator whole loan conduit program and developing a network of reliable securitization partners including originators, servicers, master servicers, bankers, attorneys, trustees and custodians. We do not originate loans or provide direct financing to lenders; rather, through our mortgage loan conduit we contract with originators to acquire from them loans they originate that meet our purchase criteria. One of our subsidiaries has obtained the requisite licenses and approvals to purchase and sell mortgage loans in the states in which we conduct our conduit activities and have developed an operational platform that includes lender due diligence, loan re-underwriting and vendor oversight. We do not directly service the mortgage loans we acquire, and instead contract with fully licensed third-party subservicers to handle all servicing functions.
In late 2011, we began acquiring prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions with whom we have chosen to build strategic relationships, including those with a national presence. Since 2011, we have continued to acquire residential mortgage loans and, during the year ended December 31, 2013, we participated in two securitizations, one sponsored by a third party and one sponsored by a subsidiary of Two Harbors.
Through our mortgage loan conduit program, we believe we can provide capital solutions to a variety of sellers. Generally, our objective is to securitize the mortgage loans we acquire and create attractive securities with high quality underlying collateral. However, depending on market conditions and other factors, we may also choose to hold and finance certain of the loans or exit through a whole loan sale to a third party. We believe we can manage the associated risks of the assets and hold certain rights to mitigate our losses.
In early 2013, we began acquiring CSL, which are loans that are currently performing, but where the borrower has previously experienced payment delinquencies and is more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default on CSL than on newly originated mortgage loans.
Mortgage Servicing Rights
On April 30, 2013, one of our wholly owned subsidiaries acquired a company that has the requisite approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSR. The MSR acquired in conjunction with the acquisition of this entity and those subsequently purchased represent a contractual right to service a mortgage loan and collect a fee for performing servicing activities, such as collecting principal and interest from a borrower and distributing those payments to the owner of the loan. We do not directly service the mortgage loans underlying the MSR we acquire; rather, we contract with fully licensed third-party subservicers to handle all servicing functions for the loans underlying our MSR.
We believe MSR are a natural fit for our portfolio over the long term. Our MSR strategy leverages our core competencies in prepayment and credit risk analytics and the MSR assets are a natural hedge to our Agency RMBS, hedging both interest rate as well as mortgage spread risk. Our goal is to create long-lasting relationships with high quality originators in both flow and bulk acquisitions of MSR. We recently completed a substantial bulk acquisition of MSR from Flagstar Bank, FSB (Flagstar), a subsidiary of Flagstar Bancorp, Inc., and announced a two-year flow arrangement with PHH Corporation through which we will purchase MSR on new-origination production. We continue to make significant strides in developing the long-term infrastructure necessary to support this operational platform, building our technology, servicing oversight and re-underwriting capabilities.
Discontinued Operations
In the first quarter of 2012, as part of the ongoing diversification of our business model, we began acquiring residential real properties in certain metropolitan areas across the United States with the intention of renting the properties for income. On December 19, 2012, we completed the contribution of our portfolio of single-family rental properties to Silver Bay Realty Trust Corp., or Silver Bay, a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. We effected this transaction by contributing our equity interests in our then wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay, and in exchange for the contribution, received shares of common stock of Silver Bay. Silver Bay completed its initial public offering, or IPO, of its common stock on December 19, 2012 and is listed on the NYSE under the symbol “SBY”. We distributed shares of Silver Bay common stock we received in the transaction to our stockholders on or about April 24, 2013. Because we will not have any significant continuing involvement in Two Harbors

Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the years ended December 31, 2013, 2012 and 2011.
Our Investment Guidelines
Our board of directors has approved the following investment guidelines:

•	no investment shall be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;

•	no investment shall be made that would cause us to be regulated as an investment company under the 1940 Act;

•
we will primarily invest within our target assets, consisting primarily of Agency RMBS, non-Agency RMBS, residential mortgage loans and MSR; approximately 5% to 10% of our portfolio may include other financial assets; and

•
until appropriate investments can be identified, we will invest available cash in interest-bearing and short-term investments that are consistent with (i) our intention to qualify as a REIT, and (ii) our exemption from investment company status under the 1940 Act.

These investment guidelines may be changed from time to time by our board of directors in its discretion without the approval of our stockholders.
Within the constraints of the foregoing investment guidelines, PRCM Advisers has broad authority to select, finance and manage our investment portfolio. As a general matter, our investment strategy is designed to enable us to:

•
build an investment portfolio consisting of Agency RMBS, non-Agency RMBS, residential mortgage loans, MSR and other mortgage-related assets that will generate attractive returns while having a moderate risk profile;

•	manage financing, interest, prepayment rate, credit and similar risks;

•	capitalize on discrepancies in the relative valuations in the mortgage and housing markets; and

•	provide regular quarterly distributions to stockholders.
Within the requirements of the investment guidelines, PRCM Advisers makes determinations as to the percentage of our assets that will be invested in each of our target assets. Our investment decisions depend on prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our assets that will be invested in any of our target asset classes at any given time. We believe that the diversification of our portfolio of assets and the flexibility of our strategy, combined with the expertise of PRCM Advisers and its affiliates, will enable us to achieve attractive risk-adjusted total return under a variety of market conditions and economic cycles.
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

In order to reduce our exposure to counterparty-related risk, we generally seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At December 31, 2013, we had $12.3 billion of outstanding balances under repurchase agreements with 20 counterparties, with a maximum net exposure (the difference between the amount loaned to us, including interest payable, and the value of the assets pledged by us as collateral, including accrued interest receivable on such assets) to any single lender of $302.7 million, or 7.9% of equity.
We also use repurchase agreements to finance our mortgage loans held-for-sale. In the current economic climate, lenders under repurchase agreements generally advance approximately 80% to 90% of the market value of prime nonconforming residential mortgage loans (meaning a 10% to 20% haircut) and 50% to 60% of the market value on CSL (meaning a 40% to 50% haircut).
Our MSR are currently unlevered with limited ability to borrow against the asset. We are currently funding these assets with equity of the company.
In December 2013, our wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance Holdings, was accepted for membership in the FHLB. As a member of the FHLB, TH Insurance Holdings has access to a variety of products and services offered by the FHLB, including secured advances. Eligible collateral may include conventional 1-4 family residential loans, Agency RMBS and non-Agency RMBS with an A rating and above.
Interest Rate Hedging and Risk Management Strategy
We enter into a variety of derivative and non-derivative instruments in connection with our risk management activities. Our primary objective for executing these derivative and non-derivative instruments is to mitigate our economic exposure to future events that are outside our control. Our derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of our risk management activities, we may, at times, enter into various forward contracts including short securities, Agency TBAs, options, futures, swaps and caps. In executing on our current risk management strategy, we have entered into interest rate swap agreements, swaptions, constant maturity swaps, credit default swaps, TBA positions, put and call options for TBAs, short U.S.Treasuries and forward sale commitments. We have also entered into a number of non-derivative instruments to manage interest rate risk, principally U.S. Treasuries and Agency interest-only securities.
Our Competitive Advantages
Our investment strategy is focused on utilizing our underlying core strengths, described below in further detail, which we believe offer competitive advantages in the marketplace:
Significant Experience of Our Management Team
We believe that the extensive experience of our management team and, through our relationship with PRCM Advisers, the employees of Pine River provide us with significant expertise across our target assets. Our team of dedicated investment professionals has managed Agency RMBS, non-Agency RMBS and other mortgage-related assets through a variety of credit and interest rate environments and has demonstrated strong ability to generate attractive risk-adjusted returns under different market conditions, on both a levered and unlevered basis.
William Roth, our Chief Investment Officer, and the other senior members of our investment team have extensive experience in investing in mortgage-backed securities and other mortgage-related assets, including experience in performing advisory services for investment banks, funds, other investment vehicles and other managed and discretionary accounts. Our team of dedicated investment professionals includes seasoned traders, analysts and risk managers, and is backed by Pine River’s extensive infrastructure in the areas of credit analysis, trade execution, risk management, valuation, accounting, operations and law.
Ability to Provide Capital Solutions to the Residential Mortgage Market
We believe our investment diversification strategy into MSR and residential mortgage loans, combined with our seller-servicer approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSR, our state licenses and approvals to purchase and sell mortgage loans, and the expansion of our infrastructure necessary to support these operational platforms, including technology, servicing oversight and re-underwriting capabilities, allows us to provide attractive capital solutions to originators, servicers and RMBS investor partners. We are not, nor do we currently intend to be, an originator or servicer of mortgage loans. As such, we believe our current business model is complementary to the objectives of our business partners.
Disciplined Relative Value Investment Approach
Disciplined security selection is a key element of our strategy. We are, in essence, a relative value investor in residential mortgage-backed securities. We use a cross-product approach, conducting top-down market assessments with respect to various subsets of the RMBS market in order to identify the most attractive segments and investment opportunities. In employing this detailed analysis, we seek to best capture market inefficiencies and identify the most attractive securities. We select our RMBS based on factors that include extensive analysis of the underlying loans, including prepayment trends, average remaining life, amortization schedules, fixed versus floating interest rates, geographic concentration, property type, loan-to-value ratios and credit scores. Considering the multi-trillion dollar size of the U.S. RMBS market, we can be selective with our investments and buy only the securities we deem to be the most attractive. We believe this holistic, relative-value approach to the non-Agency and Agency RMBS investments may achieve higher risk-adjusted returns than an approach that focuses on a single sector of the residential mortgage market.
Portfolio Construction
Our objective is to provide attractive risk-adjusted total return to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective by constructing a well-balanced portfolio consisting primarily of RMBS, MSR and mortgage loans, with a focus on managing various associated risks, including interest rate, prepayment, mortgage spread and financing risk. We use the expertise of our dedicated team of investment professionals across a broad range of asset classes within the RMBS and mortgage markets to build a portfolio that seeks to balance income, cash, capital appreciation, leverage and the aforementioned risks. Through the careful and disciplined selection of assets, and continual portfolio monitoring, we seek to build and maintain an investment portfolio that provides value to stockholders over time both in absolute terms and relative to other RMBS and mortgage-related portfolios.
Analytical Tools, Infrastructure and Expertise
Our experienced investment team constructs and manages our investment portfolio through the use of focused qualitative and quantitative analysis, which helps us manage risk on a security-by-security and portfolio basis. We rely on a variety of proprietary and third-party analytical tools and models, which we customize to our needs. We focus on in-depth analysis of the numerous factors that influence our target assets, including:

•	fundamental market and sector review;

•	cash flow analysis;

•	disciplined security selection;

•	controlled risk exposure; and

•	prudent balance sheet management.
    We also use these tools to guide our hedging strategies to the extent consistent with the requirements for qualification as a REIT.
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
Extensive Strategic Relationships and Experience of PRCM Advisers and its Affiliates
PRCM Advisers and its affiliates maintain extensive long-term relationships with financial intermediaries including prime brokers, investment banks, broker-dealers and asset custodians. We believe these relationships enhance our ability to source, finance, protect and hedge our investments and, thus, enable us to succeed in various credit and interest rate environments. Members of the our investment team have many years of experience and well-established contacts within the RMBS industry. This experience and the associated relationships are beneficial for our stockholders.
Management Agreement
Pursuant to the management agreement between us and PRCM Advisers, PRCM Advisers provides a dedicated team of investment and management professionals to implement our business strategy as well as operational and administrative infrastructure to support our operations, subject to oversight by our board of directors. PRCM Advisers is responsible for, among other duties, (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our board of directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; and (iv) performing asset management duties.
The current term of the management agreement expires on October 28, 2014, and will automatically renew thereafter for successive one-year terms until terminated in accordance with the agreement. Our independent directors review PRCM Advisers’ performance annually and the management agreement may be terminated by us without cause upon the vote of at least two-thirds of our independent directors or by a vote of the holders of a majority of the outstanding shares of our common stock, based upon: (i) PRCM Advisers’ unsatisfactory performance that is materially detrimental to us or (ii) our determination that the management fees payable to PRCM Advisers are not fair, subject to PRCM Advisers’ right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. We are required to provide PRCM Advisers with 180 days’ prior notice of such termination. Upon termination of the management agreement by us without cause or by PRCM Advisers due to our material breach of the management agreement, we are required to pay a termination fee equal to three times the sum of the average annual base management fee earned by PRCM Advisers during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. We may terminate the management agreement with 30 days’ prior notice from our board of directors, without payment of a termination fee, for cause, as defined in the management agreement. PRCM Advisers may terminate the management agreement if we become required to register as an investment company under the 1940 Act, with such termination deemed to occur immediately before such event, and may also decline to renew the management agreement by providing us with 180 days’ prior notice, in either case of which we would not be required to pay a termination fee.
Base Management Fee
The base management fee paid to PRCM Advisers is 1.5% of our stockholders’ equity per annum, calculated and payable quarterly in arrears.
For purposes of calculating the management fee, our stockholders’ equity means the sum of the net proceeds from all issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus our retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that we have paid for repurchases of our common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in accounting principles generally accepted in the United States of America, or GAAP, and certain non-cash items after discussions between PRCM Advisers and our independent directors and approval by a majority of our independent directors. To the extent asset impairments reduce our retained earnings at the end of any completed calendar quarter it will reduce the base management fee for such quarter. Our stockholders’ equity for the purposes of calculating the base management fee could be greater than the amount of stockholders’ equity shown on the consolidated financial statements. In connection with the Silver Bay transaction, the management fee payable by us to PRCM Advisers for the year ended December 31, 2013 was reduced by $4.3 million.
Expense Reimbursement
We reimburse PRCM Advisers for (i) our allocable share of the compensation paid by Pine River to its personnel serving as our principal financial officer and general counsel and personnel employed by Pine River as in-house legal, tax, accounting, consulting, auditing, administrative, information technology, valuation, computer programming and development and back-office resources to us and (ii) any amounts for personnel of Pine River’s affiliates arising under a shared facilities and services agreement.
Operating and Regulatory Structure
Our business is subject to extensive regulation by U.S. federal and state governmental authorities, self-regulatory organizations and securities exchanges. We are required to comply with numerous federal and state laws, including those described below. The laws, rules and regulations comprising this regulatory framework change frequently, as can the interpretation and enforcement of existing laws, rules and regulations. Some of the laws, rules and regulations to which we are subject are intended primarily to safeguard and protect consumers, rather than stockholders or creditors. From time to time, we may receive requests from U.S. federal and state agencies for records, documents and information regarding our policies, procedures and practices regarding our business activities. We incur significant ongoing costs to comply with these government regulations.
REIT Qualification
We elected to be taxed as a REIT under the Code, commencing with our taxable period ended December 31, 2009. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and value of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and we conduct our operations in a manner which will enable us to continue to meet the requirements for qualification and taxation as a REIT. Certain activities that we may perform may cause us to earn income that will not be qualifying income for REIT purposes. We have designated certain of our subsidiaries as TRSs to engage in such activities, and we may in the future form additional TRSs.
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
Investment Company Act of 1940
We conduct our operations so that we are not required to register as an investment company under the Investment Company Act of 1940, or the 1940 Act. If we were to fall within the definition of an investment company, we would be unable to conduct our business as described in this Annual Report on Form 10-K.
Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that “is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities.” Section 3(a)(1)(C) of the 1940 Act also defines an investment company as any issuer that “is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis.” Excluded from the term “investment securities,” among other things, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.
We are organized as a holding company that conducts business primarily through our subsidiaries. Any business conducted through our subsidiaries will be conducted in such a manner as to ensure that we do not meet the definition of “investment company” because less than 40% of the value of our total assets on an unconsolidated basis would consist of “investment securities.”
To avoid registration as an investment company, certain of our subsidiaries rely on certain exemptions from the 1940 Act, including Section 3(c)(5)(C), which exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Under the SEC staff’s current guidance, to qualify for this exemption, we must maintain (i) at least 55% of our assets in qualifying interests (referred to as the 55% Test) and (ii) at least 80% of our assets in qualifying interest plus other real estate related assets (referred to as the 80% Test). Qualifying interests for this purpose include mortgage loans and other assets, such as whole pool Agency and non-Agency RMBS, which are considered the functional equivalent of mortgage loans for the purposes of the 1940 Act. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to invest at least 55% of its assets in qualifying interests in accordance with SEC staff guidance, and an additional 25% of its assets in either qualifying interests or other types of real estate related assets that do not constitute qualifying interests. We believe that we conduct our business so that we are exempt from the 1940 Act under Section 3(c)(5)(C), but rapid changes in the values of our assets could disrupt prior efforts to conduct our business to meet the 55% Test and the 80% Test. Our efforts to comply with the 55% Test and the 80% Test could require us to acquire or dispose of certain assets at unfavorable prices and limit our ability to pursue certain investment opportunities. Our business will be materially and adversely affected if we fail to qualify for an exemption from registration under the 1940 Act.
On August 31, 2011, the SEC issued a “concept release” soliciting public comment on a wide range of issues relating to Section 3(c)(5)(C) of the 1940 Act, including what types of assets should be deemed qualifying interests and whether REITs that invest in RMBS should be regulated in a manner similar to investment companies. Although we believe that we are properly relying on Section 3(c)(5)(C) of the 1940 Act to exempt us from regulation under the 1940 Act, if the SEC were to adopt new rules or publish new or different guidance, it could affect our ability to rely on such exemption or could require us to change our business and operations in order for us to continue to rely on such exemption. Although we intend to monitor our compliance with the Section 3(c)(5)(C) exemption, there can be no assurance that we will be able to maintain this exemption.
Mortgage Industry Regulation
Although we do not originate or service residential mortgage loans, we must comply with various federal and state laws, rules and regulations as a result of owning residential mortgage loans and MSR. These rules generally focus on consumer protection and include, among others, rules promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the Gramm-Leach-Bliley Financial Modernization Act of 1999, or the Gramm-Leach-Bliley Act. We are also required to maintain qualifications and licenses in certain states in order to own certain of our assets. These requirements can and do change as statutes and regulations are enacted, promulgated or amended, and the recent trend among federal and state lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings in relation to the mortgage industry generally. Changes in these regulatory and legal requirements, including changes in their enforcement, could materially and adversely affect our business and our financial condition, liquidity and results of operations.
The Gramm-Leach-Bliley Act imposes additional obligations on us to safeguard the information we maintain on mortgage loan borrowers, requires that we provide mortgage borrowers with notices describing how we collect, use and share their personal information, and allows mortgage borrowers to “opt-out” of sharing certain information with third parties and affiliates. In addition, certain states have passed a variety of laws to further protect borrower information, including laws that regulate the use and storage of personally identifiable information, require notifications to borrowers if the security of their personal information is breached, or require us to encrypt personal information when it is transmitted electronically. These federal and state laws require ongoing review and changes to our operations, increased compliance costs, and affect our ability to use and share information with third parties.
The Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry, including the mortgage industry. The Dodd-Frank Act tasked many agencies with issuing a variety of new regulations, including rules related to mortgage origination, mortgage servicing, securitization transactions and derivatives.
The Dodd-Frank Act created a new regulator, the Consumer Financial Protection Bureau, or the CFPB, which is responsible for regulating the offering and provision of financial products and services for personal, family and household purposes. The CFPB has broad rulemaking authority with respect to many of the federal consumer protection laws applicable to the mortgage industry. In addition to its rulemaking authority, the CFPB has supervision, examination and enforcement authority over consumer financial products and services by certain non-depository institutions, including our company.
The CFPB has issued a series of final rules as part of ongoing efforts to affect reforms and create uniform standards for the mortgage lending and servicing industries. These rules, many of which became effective on January 10, 2014, include requirements addressing how lenders must evaluate a consumer’s ability to repay a mortgage loan, what specific communications must be made to consumers at various stages in the mortgage lending and servicing processes, how consumer account records must be maintained and how servicers must respond to written borrower requests, complaints and notices of errors. The rules also provide specific guidance relating to servicing delinquent loans, undertaking loss mitigation efforts and commencing foreclosure proceedings. These rules will likely lead to increased costs to originate and service loans across the mortgage industry, and given their complexity, it is anticipated the originators, servicers and other mortgage industry participants will be exposed to greater regulatory scrutiny from federal and state regulators and increased litigation and complaints from both consumers and government officials. We are continuing to evaluate the full impact of these rules and their impact to our business.
Because a significant number of rules and regulations under the Dodd-Frank Act relating to the origination and servicing of residential mortgage loans are recently effective, it is not yet certain how these regulations will affect the mortgage industry, including the availability of credit, the ability to execute securitization transactions and the investing environment for our target assets. In response to these new regulations, we have implemented new policies and procedures in order to ensure ongoing compliance with the laws, rules and regulations applicable to our business. We have incurred, and expect to incur, ongoing operational costs to comply with these new rules and regulations. While we continue to evaluate all aspects of the Dodd-Frank Act applicable to us, it is not possible for us to predict how regulation under the Dodd-Frank Act will affect our business.
Corporate Governance
We strive to maintain an ethical workplace in which the highest standards of professional conduct are practiced.

•
Our board of directors is composed of a majority of independent directors. Our Audit, Compensation, Nominating and Corporate Governance and Risk Oversight Committees are composed exclusively of independent directors.

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

•
We have an insider trading policy that prohibits any of our directors, officers and personnel from buying or selling our securities on the basis of material nonpublic information and prohibits communicating material nonpublic information about us to others. In addition, we have policies that prohibit our directors, officers and personnel from buying or selling the securities of other issuers on the basis of material nonpublic information that we may possess from time to time.

•
We have a formal internal audit function, through the current use of an outsourced firm, to further the effective functioning of our internal controls and procedures. Our internal audit plan, which is approved annually by our Audit Committee, is based on a formal risk assessment and is intended to provide management and our Audit Committee with an effective tool to identify and address areas of financial or operational concerns and to ensure that appropriate controls and procedures are in place. We have implemented Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the SOX Act, which requires an evaluation of internal control over financial reporting in association with our financial statements as of December 31, 2013. (See Item 9A, “Controls and Procedures” included in this Annual Report on Form 10-K.)

Competition
Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring our target assets, we compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental agencies, mortgage loan servicers and other entities. Some of these entities may not be subject to the same regulatory constraints that we are (i.e., REIT compliance or maintaining an exemption under the 1940 Act). Many of our competitors are significantly larger than us, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Current market conditions may attract more competitors for certain of our target assets, which will not only affect the supply of assets but may also increase the competition for sources of financing for these assets. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common stock.
Other Historical Information
In connection with our merger with Capitol, warrants to purchase 33,249,000 shares of Two Harbors common stock were issued, of which 7,000,000 were issued to the founding stockholders of Capitol and the remainder were sold to the public. Under the terms of the warrant agreement, as subsequently amended, the warrants had an exercise price of $11.00 per share, which was lowered to $10.25 per share pursuant to the terms of the warrant agreement as a result of the special dividend of Silver Bay common stock in the first quarter of 2013. The number of shares of common stock issuable for each warrant share exercised was also increased to 1.0727 shares as a result of this dividend. The warrants expired in accordance with their terms at 5:00 pm EST on November 7, 2013. Of the 33,249,000 warrants originally issued, 3,580,279 warrants expired unexercised. No warrants were outstanding as of December 31, 2013.
Financial Information
Financial information concerning our business for each of 2013, 2012 and 2011 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Qualitative and Quantitative Disclosures about Market Risk,” and the consolidated financial statements and the notes thereto, and the supplemental financial information, which are in Part II, Items 7, 7A and 8 of this Annual Report on Form 10-K.
Available Information
Our website can be found at www.twoharborsinvestment.com. We make available, free of charge on our website (on the Investor Relations page under “SEC Filings”), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our proxy statement with respect to our annual meeting of stockholders, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Exchange Act reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. The content of any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.
We also make available, free of charge, the charters for our Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee, and Risk Oversight Committee, as well as our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Whistleblowing Procedures and Stockholder Communication Policy. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any executive officer, director or senior officer (as defined in the Code of Ethics).
Our Investor Relations Department can be contacted at 590 Madison Avenue, 36th Floor, New York, NY 10022, Attn: Investor Relations, or by telephone at (612) 629-2500.

Item 1A. Risk Factors
The following is a summary of the significant risk factors known to us that we believe could have a material adverse effect on our business, financial condition and results of operations. In addition to understanding the key risks described below, investors should understand that it is not possible to predict or identify all risk factors and, consequently, the following is not a complete discussion of all potential risks or uncertainties.

Risks Related to Our Business and Operations
The value of your investment is subject to the significant risks affecting our business described below. If any of the events described below occur, our business, financial condition, liquidity and/or results of operations could be adversely affected in a material way.
Difficult conditions in the mortgage and residential real estate markets, the financial markets and the economy generally may cause the market value of our assets to decline, and these conditions may not improve in the near future.
Our results of operations are materially affected by conditions in the mortgage and residential real estate markets, the financial markets and the economy generally. In recent years, concerns about the mortgage market, significant declines in home prices, increases in home foreclosures, high unemployment, the availability and cost of credit and rising government debt levels, as well as inflation, energy costs, the so-called “fiscal cliff” and European sovereign debt issues, have contributed to increased volatility and uncertainty for the economy and financial markets. The mortgage market continues to be adversely affected by the tightening of lending standards and general availability of credit since the 2008 financial crisis, and there is no assurance that these conditions have stabilized or that they will not worsen. This has an impact on new demand for homes, which will compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates (or losses) and mortgage loan delinquencies. The continued stagnation in or a further deterioration of the mortgage market may cause us to experience losses related to our assets. Declines in the market values of our investments may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to stockholders.
Actions of the U.S. Government, including the U.S. Congress, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, to stabilize or reform the financial markets may not achieve the intended effect and may adversely affect our business.
In response to turmoil in the financial markets beginning in 2007, the U.S. Government, including the U.S. Congress, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken a number of actions designed to stabilize the financial markets. There can be no assurance that, in the long term, these actions will improve the efficiency and stability of residential mortgage markets or U.S. financial markets. To the extent the financial markets do not respond favorably to any of these actions or such actions do not function as intended, our business may be harmed. The U.S. Government, the U.S. Federal Reserve, the U.S. Treasury and other governmental and regulatory bodies may take additional actions in the future to address the financial crisis and stimulate the economic recovery. We cannot predict whether or when such actions may occur, and such actions could have an adverse effect on our business, results of operations and financial condition.
Our business model depends in part upon the continuing viability of Fannie Mae and Freddie Mac, or similar institutions, and any significant changes to their structure or creditworthiness could have an adverse impact on us.
We purchase Agency RMBS that are protected from the risk of default on the underlying mortgages by guarantees from Fannie Mae, Freddie Mac or, in the case of the Ginnie Mae, the U.S. Government. In the past, Fannie Mae and Freddie Mac have reported substantial losses and a need for substantial amounts of additional capital. In 2008, in response to the deteriorating financial condition of Fannie Mae and Freddie Mac, the U.S. Government and U.S. Treasury undertook a series of actions designed to stabilize these GSEs, including placing them into a federal conservatorship, under which the Federal Housing Finance Agency, or FHFA, operate Fannie Mae and Freddie Mac.
In a further attempt to stabilize the financial and housing markets, in December 2009 the U.S. Government committed virtually unlimited capital to ensure the continued existence of Fannie Mae and Freddie Mac until 2014. Despite projections that the FHFA will continue to provide financing beyond 2014, the FHFA recently assumed new leadership and there is no assurance that such capital will always be available, or that the agencies will always honor their guarantees and other obligations. If these GSEs fail to honor their guarantees, the value of any Agency RMBS assets that we hold would decline.
The U.S. Congress and the Obama Administration have announced their intention to reduce government support for housing finance, including the possible restructuring or elimination of the GSEs. In February 2011, a report released by the U.S. Department of Treasury and Department of Housing and Urban Development outlined three paths for GSE reform, all of which would drastically change the landscape of the U.S. mortgage market. The continued flow of residential mortgage-backed securities from the GSEs is essential to the operation of the mortgage markets in their current form, and crucial to our business model. In the wake of the financial crisis, Fannie Mae and Freddie Mac became the dominant, and in some cases, the only source of mortgage financing in the U.S. Their recent profitability has introduced further uncertainty with respect to reform efforts. Although any reform would be expected to take several years to implement, if the structure of Fannie Mae or Freddie Mac were altered, or if they were eliminated altogether, the amount and type of Agency RMBS and other mortgage-related assets available for investment would be significantly affected. A reduction in supply of Agency RMBS and other mortgage-related assets would result in increased competition for those assets and likely lead to a significant increase in the price we would have to pay for our target assets.
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
The adoption of the Dodd-Frank Act and regulations implementing such legislation may have a substantial impact on the mortgage industry and the RMBS markets, which may in turn have an adverse impact on our business, results of operations and financial condition.
On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which has and continues to significantly change the regulation of financial institutions and the financial services industry, including the mortgage industry. The Dodd-Frank Act tasked many agencies with issuing a variety of new regulations, including rules related to mortgage origination, mortgage servicing, securitization transactions and derivatives. As of February 2014, it was estimated that only half of the required rulemakings under Dodd-Frank had been finalized. Consequently, it is not possible for us to predict how additional regulation under the Dodd-Frank Act will affect our business, and there can be no assurance that new rules promulgated under the Dodd-Frank Act will not have an adverse effect on our business, results of operations and financial condition.
The Dodd-Frank Act created a new regulator, the CFPB, which is responsible for regulating the offering and provision of financial products and services for personal, family and household purposes. In addition to assuming many of the consumer financial protection functions exercised by other federal regulators under certain enumerated financial protection statutes, such as the Truth in Lending Act, the Real Estate Settlement Procedures Act and the Fair Credit Reporting Act, the CFPB was granted broad rulemaking authority to protect consumers from unfair, deceptive or abusive practices. The CFPB has issued a series of final rules as part of ongoing efforts to effect reforms and create uniform standards for the mortgage lending and servicing industries. These additional new rules, many of which became effective on January 10, 2014, include requirements addressing how lenders must evaluate a consumer’s ability to repay a mortgage loan, what specific communications must be made to consumers at various stages in the mortgage lending and servicing processes, how consumer account records must be maintained and how servicers must respond to written borrower requests, complaints and notices of errors. The rules also provide specific guidance relating to servicing delinquent loans, undertaking loss mitigation efforts and commencing foreclosure proceedings. These rules will likely lead to increased costs to originate and service loans across the mortgage industry, and given their complexity, it is anticipated the originators, servicers and other mortgage industry participants will be exposed to greater regulatory scrutiny from federal and state regulators, and increased litigation and complaints from both consumers and government officials. We expect to incur ongoing operational and system costs as we build processes to ensure we comply with new rules and regulations applicable to us as well as to monitor how our business partners comply with the new rules and regulations applicable to them. We are continuing to evaluate the full impact of these rules and their impact to our business.
Purchases and sales of Agency RMBS by the Federal Reserve may adversely affect the price and return associated with those securities.
On September 13, 2012, the Federal Reserve announced its third quantitative easing program, or QE3, and extended their guidance to keep the federal funds rate at “exceptionally low levels” through at least mid-2015. QE3 involves large-scale purchases of Agency RMBS by the Federal Reserve, which were recently scaled back from a pace of $85 billion per month to $65 billion per month, in addition to the Federal Reserve’s existing policy of reinvesting principal payments from its holdings of Agency RMBS into new Agency RMBS purchases. We expect there to be further reductions in the future. While we cannot predict the future impact of this program or any future actions by the Federal Reserve on the prices and liquidity of Agency RMBS, we expect that during periods in which the Federal Reserve purchases significant volumes of Agency RMBS, the yields on Agency RMBS may be lower and refinancing volumes may be higher than they would have been absent these large scale purchases. As a result, returns on Agency RMBS may be adversely affected. There is also a continued risk that as the Federal Reserve reduces their purchases of Agency RMBS or if they decide to sell some or all of their holdings of Agency RMBS, the value of our Agency RMBS portfolio may be adversely affected.
We operate in a highly competitive market and we may not be able to compete successfully.
We operate in a highly competitive market. Our profitability depends, in large part, on our ability to acquire a sufficient supply of our target assets at favorable prices. In acquiring assets, we compete with a variety of investors, including other mortgage REITs, specialty finance companies, public and private investment funds, commercial and investment banks, broker-dealers, commercial finance and insurance companies, the GSEs, mortgage servicers and other financial institutions. Many of our competitors are substantially larger and have greater financial, technical, marketing and other resources than do we. Additionally, we face significant competition from governmental actions and initiatives designed to stimulate the U.S. economy and mortgage market, including competition for RMBS assets from the Federal Reserve as a result of its quantitative easing policy, and competition from Fannie Mae and Freddie Mac in purchasing and securitizing mortgage loans. Competition for our target assets may lead to the price of such assets increasing and their availability decreasing, which may limit our ability to generate desired returns, reduce our earnings and, in turn, decrease the cash available for distribution to our stockholders.
We may change any of our strategies, policies or procedures without stockholder consent.
We may change any of our strategies, policies or procedures with respect to investments, asset allocation, growth, operations, indebtedness, financing strategy and distributions at any time without the consent of stockholders, which could result in our making investments that are different from, and possibly riskier than, the types of investments described in this Annual Report on Form 10-K. A change in strategy may increase our exposure to credit risk, interest rate risk, financing risk, default risk and real estate market fluctuations. These changes could adversely affect our financial condition, risk profile, results of operations, the market price of our common stock and our ability to make distributions to stockholders.
We may engage in new business initiatives and invest in diverse types of assets and these activities could expose us to new, different or increased risks.
We frequently evaluate new business opportunities and investment strategies that would allow us to diversify our business. We have invested in and may in the future invest in a variety of mortgage-related and other financial assets that may or may not be closely related to our current business. Additionally, we may enter other operating businesses that may or may not be closely related to our current business. These new assets or business operations may have new, different or increased risks than what we are currently exposed to in our business and we may not be able to manage these risks successfully. Additionally, when investing in new assets or businesses we will be exposed to the risk that those assets, or income generated by those assets or businesses, will affect our ability to meet the requirements to maintain our REIT status or our status as exempt from registration under the 1940 Act. If we are not able to successfully manage the risks associated with new assets types or businesses, it could have an adverse effect on our business, results of operations and financial condition.
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
We are organized as a holding company that conducts its businesses primarily through our subsidiaries. We intend to conduct the operations of Two Harbors and its subsidiaries so that they do not come within the definition of an investment company because less than 40% of the value of their total assets on an unconsolidated basis will consist of “investment securities.”
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
Loss of our 1940 Act exemption would adversely affect us, the market price of shares of our common stock and our ability to distribute dividends, and could result in the termination of the management agreement with PRCM Advisers.
As described above, we intend to conduct operations so as not to become required to register as an investment company under the 1940 Act based on current laws, regulations and guidance. Although we monitor our portfolio periodically, there can be no assurance that we will be able to maintain our exemption as an investment company under the 1940 Act. On August 31, 2011, the SEC issued a “concept release” soliciting public comment on a wide range of issues relating to Section 3(c)(5)(C) of the 1940 Act, including what types of assets should be deemed qualifying interests and whether REITs that invest in RMBS should be regulated in a manner similar to investment companies. Although we believe that we are properly relying on Section 3(c)(5)(C) of the 1940 Act to exempt us from regulation under the 1940 Act, this or another SEC review could eventually affect our ability to rely on such exemption or could eventually require us to change our business and operations in order for us to continue to rely on such exemption. Even if the SEC’s review of this exemption does not eventually have these effects on our business, any uncertainty created by the SEC’s current or future reviews could negatively impact our ability to raise capital, borrow money, or engage in certain other types of business transactions, which could materially and adversely affect our business, operations, and financial condition. There can be no assurance that the rules, regulations and interpretations governing the exemptions available under the 1940 Act will not change in a manner that adversely affects our operations. If we were to fail to qualify for an exemption, we could be required to restructure our activities or the activities of our subsidiaries, including effecting sales of assets in a manner that, or at a time when, we would not otherwise choose, which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions. Such sales could occur during adverse market conditions, and we could be forced to accept prices below that which we believe are appropriate. The loss of our 1940 Act exclusion would also permit PRCM Advisers to terminate the management agreement, which could result in a material adverse effect on our business and results of operations.
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
Under the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission, or CFTC, was given jurisdiction over the regulation of swaps. Under new rules implemented by the CFTC, companies that utilize swaps as part of their business model, including many mortgage REITS, are deemed to fall within the statutory definition of Commodity Pool Operator, or CPO, and, absent relief from the Division or the Commission, are required to register with the CFTC as a CPO. As a result of numerous requests for no-action relief from CPO registration, on December 7, 2012 the CFTC issued no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts,” which permits a CPO to receive relief from registration requirements by filing a claim stating that the CPO meets the criteria specified in the no-action letter. We submitted a claim for relief within the required time period and believe we meet the criteria for such relief. There can be no assurance, however, that the CFTC will not withdraw the no-action letter in the future or that we will continue to satisfy the criteria specified in the no-action letter in order to qualify for relief from CPO registration. If we were required to register as a CPO in the future or change our business model to ensure we can continue to satisfy the requirement of the no-action relief, it could impact our ability to operate our business and adversely affect our financial condition and results of operations.
The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.
We have and may in the future acquire assets or other instruments that are not liquid, including securities, mortgage loans, MSR and other instruments that are not publicly traded, and market conditions could significantly and negatively affect the liquidity of our assets. It may be difficult or impossible to obtain third-party pricing on the assets that we purchase and validating third-party pricing for illiquid assets may be more subjective than more liquid assets. Illiquid assets typically experience greater price volatility, as a ready market may not exist for such assets, and such assets can be more difficult to value.
Any illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. Our ability to quickly sell certain assets, such as mortgage loans and MSR, may be limited by delays encountered while obtaining certain regulatory approvals required for such dispositions and may be further limited by delays due to the time period needed for negotiating transaction documents, conducting diligence, and complying with regulatory requirements regarding the transfer of such assets before settlement may occur. Consequently, even if we identify a buyer for our mortgage loans and MSR, there is no assurance that we would be able to quickly sell such assets if the need or desire arises.
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
We use leverage to finance many of our investments and to enhance our financial returns. Our primary source of leverage is short-term repurchase agreement financing for our Agency and Non-Agency RMBS assets and mortgage loans. Other sources of leverage may include credit facilities (including term loans, revolving facilities and FHLB advances).
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
We may not be able to raise the capital required to finance our assets and grow our business.
The growth of our business may require access to debt and equity capital that may or may not be available on favorable terms or at the desired times, or at all. In addition, we invest in certain assets, including MSR, for which financing has historically been difficult to obtain. Our inability to obtain financing for our target assets could require us to seek equity or debt capital that may be more costly or unavailable to us. We cannot assure you that we will have access to any debt or equity capital on favorable terms or at the desired times, or at all. Our inability to raise such capital or obtain financing on favorable terms could materially adversely impact our business, operations, financial condition, liquidity, and our ability to make distributions to stockholders.
We depend on repurchase agreements and other credit facilities to execute our business plan and our inability to access funding through these sources could have a material adverse effect on our results of operations, financial condition and business.
Our ability to purchase and hold assets is affected by our ability to secure repurchase agreements and other credit facilities on acceptable terms. We currently have master repurchase agreements in place with several counterparties. In the future we may enter into additional master repurchase agreements, but we can provide no assurance that lenders will be willing or able to provide us with sufficient financing through the repurchase markets or otherwise. In addition, because repurchase agreements are short-term commitments of capital, changes in conditions in the repurchase markets may make it more difficult for us to secure continued financing. During certain periods of a credit cycle, lenders may lose their ability or curtail their willingness to provide financing. If we are not able to arrange for replacement financing on acceptable terms, or if we default on our covenants or are otherwise unable to access funds under any of our master repurchase agreements, we may have to curtail our asset acquisition activities and/or dispose of assets.
It is possible that the lenders that provide us with financing could experience changes in their ability to advance funds to us, independent of our performance or the value of our assets. If major market participants exit the business, it could further adversely affect the marketability of the assets in which we invest, and this could negatively affect the value of our assets, thus reducing our net book value. Furthermore, if many of our lenders are unwilling or unable to provide us with financing, we could be forced to sell assets when prices are depressed. In January 2014 the Basel Committee announced it would loosen its leverage ratio definition for banks, which we believe may dispel any concern of increased volatility in the securities financing market in the near term. However, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk. Moreover, the amount of financing we receive under our repurchase agreements will be directly related to the lenders’ valuation of the assets that secure the outstanding borrowings. Typically, repurchase agreements grant the respective lender the right to reevaluate the market value of the assets that secure outstanding borrowings at any time. If a lender determines that the value of the assets has decreased, it has the right to initiate a margin call. A margin call would require us to transfer additional assets to such lender or repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to stockholders, and could cause the value of our common stock to decline. We may be forced to sell assets at significantly depressed prices to meet margin calls and to maintain adequate liquidity, which could cause us to incur losses. Moreover, to the extent that we are forced to sell assets because of changes in market conditions, other market participants may face similar pressures, which could exacerbate a difficult market environment and result in significantly greater losses on the sale of such assets. In an extreme case of market duress, a market may not exist for certain of our assets at any price.
Our inability to meet certain financial covenants related to our repurchase agreements or credit facilities could adversely affect our financial condition, results of operations and cash flows.
In connection with certain of our repurchase agreements and credit facilities, we are required to maintain certain financial covenants, the most restrictive of which requires that, on any date, (i) the ratio of the our total indebtedness to our tangible net worth, on a consolidated basis, shall not be greater than a threshold established by a formula which considers the aggregate market value of certain securities owned by us divided by our adjusted gross assets; (ii) our liquidity, on a consolidated basis, shall not be less than $100,000,000 and the aggregate amount of unrestricted cash or cash equivalents held by us shall be not less than $35,000,000; and (c) our tangible net worth, on a consolidated basis, shall not be less than $1.75 billion. Compliance with these financial covenants will depend on market factors and the strength of our business and operating results. Various risks, uncertainties and events beyond our control could affect our ability to comply with the financial covenants. Failure to comply with our financial covenants could result in an event of default, termination of the repurchase facility, acceleration of all amounts owing under the repurchase facility, and gives the counterparty the right to exercise certain other remedies under the repurchase agreement, including the sale of the asset subject to repurchase at the time of default, unless we were able to negotiate a waiver. Any such waiver could be conditioned on an amendment to the repurchase facility and any related guaranty agreement on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance our assets under a new repurchase facility on favorable terms or at all, our financial condition, results of operations and cash flows could be adversely affected.
If a counterparty to a repurchase agreement defaults on its obligation to resell the underlying security back to us at the end of the purchase agreement term, or if the value of the underlying asset has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will incur losses on the repurchase agreement.
When we enter into repurchase agreements, we sell the assets to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the repurchase agreement. Because the cash that we receive from the lender when we initially sell the assets to the lender is less than the value of those assets (the difference being the “haircut”), if the lender defaults on its obligation to resell the same assets back to us, we would incur a loss on the repurchase agreement equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also incur losses on a repurchase agreement if the value of the underlying assets has declined as of the end of the repurchase agreement term, because we would have to repurchase the assets for their initial value but would receive assets worth less than that amount. Further, if we default on our obligations under a repurchase agreement, the lender will be able to terminate the repurchase agreement and cease entering into any other repurchase agreements with us. Typically, our repurchase agreements contain cross-default provisions, so that if a default occurs under any repurchase agreement, the lender can also declare a default with respect to all other repurchase agreements they have with us. If a default occurs under any of our repurchase agreements and a lender terminates one or more of its repurchase agreements, we may need to enter into replacement repurchase agreements with different lenders. There can be no assurance that we will be successful in entering into such replacement repurchase agreements on the same terms as the repurchase agreements that were terminated or at all. Any losses that we incur on our repurchase agreements could adversely affect our earnings and thus our cash available for distribution to stockholders.
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
We are highly dependent on information technology and security breaches or systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.
Our business is highly dependent on information technology. In the ordinary course of our business, we may store sensitive data, including our proprietary business information and that of our business partners, and personally identifiable information of mortgage borrowers, on our networks. The secure maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, disrupt our trading activities, or damage our reputation, which could have a material adverse effect on our financial results and negatively affect the market price of our common stock and our ability to pay dividends to stockholders.
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
Subject to maintaining our qualification as a REIT and satisfying the criteria for our no-action relief from the CFTC’s CPO rules, there are no current limitations on the hedging transactions that we may undertake. Our hedging transactions could require us to fund large cash payments in certain circumstances (e.g., the early termination of the hedging instrument caused by an event of default or other early termination event, or a demand by a counterparty that we make increased margin payments). Our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time. The need to fund these obligations could adversely affect our financial condition. Further, hedging transactions, which are intended to limit losses, may actually result in losses, which would adversely affect our earnings and could in turn reduce cash available for distribution to stockholders.
The Dodd-Frank Act regulates derivative transactions, including certain hedging instruments we use in our risk management activities. New rules implemented by the CFTC pursuant to the Dodd-Frank Act require, among other things, that certain derivatives be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. These new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available counterparties. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty will most likely result in its default. Default by a hedging counterparty may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.
Our results may experience greater fluctuations by not electing hedge accounting treatment on our derivative instruments.
We have elected to not qualify for hedge accounting treatment under ASC 815, Derivatives and Hedging, for our current derivative instruments. The economics of our derivative hedging transactions are not affected by this election; however, our GAAP earnings may be subject to greater fluctuations from period to period as a result of this accounting treatment for changes in fair value of certain interest rate swap agreements or for the accounting of the underlying hedged assets or liabilities in our financial statements, as it does not necessarily align with the accounting used for interest rate swap agreements.
Declines in the market values of our assets may adversely affect our periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to stockholders.
A substantial portion of our assets are classified for accounting purposes as “available-for-sale.” Changes in the market values of those assets will be directly charged or credited to stockholders’ equity. As a result, a decline in values may reduce our book value. Moreover, if the decline in value of an available-for-sale security is other than temporary, such decline will reduce our earnings.
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

We depend on third-party service providers, including mortgage loan servicers, for a variety of services related to our business. We are, therefore, subject to the risks associated with third-party service providers.
We depend on a variety of services provided by third-party service providers related to our investments in RMBS, mortgage loans and MSR. For example, we rely on the mortgage servicers who service the mortgage loans we purchase as well as the mortgage loans underlying our RMBS and MSR assets to, among other things, collect principal and interest payments on such mortgage loans and perform loss mitigation services. Mortgage servicers and other service providers, such as trustees, bond insurance providers, due diligence vendors and document custodians, may not perform in a manner that promotes our interests.
For example, recent legislation intended to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans, including those underlying our RMBS and MSR assets. Mortgage servicers may be incentivized by the Federal government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. As a consequence of the foregoing matters, our business, financial condition and results of operations may be adversely affected.
We have limited experience acquiring and securitizing mortgage loans.
Our plans to acquire and securitize residential mortgage loans are subject to many of the same risks as those related to our other target assets, including risks related to changes in interest rates, economic factors in general, prepayment speeds, default risks and risks related to hedging strategies. However, we have limited experience in acquiring mortgage loans in the secondary market and completing securitization transactions. Our manager has hired a number of individuals with experience building mortgage loan conduit and securitization businesses and, in combination with the use of experienced outside advisors, we believe that we have sufficient experience to conduct our mortgage loan conduit and securitization programs. Nonetheless, these are new business activities for us and there can be no assurance that we will be able to continue our securitization program successfully, or at all.
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
Market conditions and other factors may affect our ability to securitize residential mortgage loans.
Our ability to securitize residential mortgage loans will be affected by a number of factors, including:

•	conditions in the securities markets, generally;

•	conditions in the asset-backed securities markets, specifically;

◦	yields of our portfolio of mortgage loans;

◦	the credit quality of our portfolio of mortgage loans; and

◦	our ability to obtain any necessary credit enhancement.
In recent years, the asset-backed securitization markets have experienced unprecedented disruptions, and securitization volumes have decreased sharply. Recent conditions in the securitization markets have included reduced liquidity, increased risk premiums for issuers, reduced investor demand, financial distress among financial guaranty insurance providers, and a general tightening of credit. These conditions, which may increase our cost of funding, and may reduce or even eliminate our access to the securitization market, may continue or worsen in the future. As a result, these conditions may result in our inability to sell securities in the asset-backed securities market. Further, our repurchase facilities may not be adequate to fund our mortgage purchasing activities until such disruptions in the securitization markets subside. Further or continued disruptions in this market or any adverse change or delay in our ability to access the market could have a material adverse effect on our financial position, liquidity and results of operations. Low investor demand for asset-backed securities could force us to hold mortgage loans until investor demand improves, but our capacity to hold such mortgage loans is not unlimited. Continuing adverse market conditions could also result in increased costs and reduced margins earned in connection with our planned securitization transactions.
Our ability to execute securitizations of residential mortgage loans could be delayed, limited, or precluded by legislative and regulatory reforms applicable to asset-backed securities and the institutions that sponsor, service, rate, or otherwise participate in, or contribute to, the successful execution of a securitization transaction. Other factors could also limit, delay, or preclude our ability to execute securitization transactions. These legislative, regulatory, and other factors could also reduce the returns we would otherwise expect to earn in connection with securitization transactions.
Provisions of the Dodd-Frank Act require significant revisions to the legal and regulatory framework which apply to the asset-backed securities markets and securitizations. Some of the provisions of the Dodd-Frank Act have become effective or been implemented, while others are in the process of being implemented or will become effective in the future.
We cannot predict how the Dodd-Frank Act and the other regulations that have been proposed will affect our ability to execute securitizations of residential mortgage loans. For example, Section 15G of the 1934 Act, as modified by the Dodd-Frank Act, generally requires the issuer of asset-backed securities to retain not less than five percent of the credit risk of the assets collateralizing the asset-backed securities. Section 15G includes an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages.” The Dodd-Frank Act, however, left the definition of “qualified residential mortgage” to be determined by a federal rule-making process. In March 2011, federal regulators proposed a definition for the terms, as well as other rules related to the risk retention requirements of Section 15G. On August 28, 2013, a revised definition was proposed, including broadening the exemption for securitizations of qualified residential mortgages, combining the five percent credit risk retention options into one standard risk retention option and changing the method of valuing risk retention in horizontal interests to fair value instead of par value. In addition, the valuation methodology used to obtain the five percent level of risk retention may be required to be made publicly available, which may adversely affect the desirability of securitization as an option. As of the date of this report, the definition and related rules have not been finalized.
In addition, on August 5, 2011, the SEC reproposed Regulation AB II, a substantial revision to Regulation AB and other rules regarding the offering process, disclosure and reporting for public offerings of asset-backed securities. There can be no assurance that the full implementation of the proposed rules and regulations will not have an adverse effect on our ability to perform securitizations of mortgage loans or resecuritizations of our existing RMBS.
In addition to the Dodd-Frank Act, its related rules and Regulation AB II, other federal or state laws and regulations that could affect our ability to execute securitization transactions may be proposed, enacted, or implemented. These laws and regulations could effectively preclude us from executing securitization transactions, could delay our execution of these types of transactions, or could reduce the returns we would otherwise expect to earn from executing securitization transactions.
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
Our ability to profitably execute or participate in future securitizations of residential mortgage loans is dependent on numerous factors, and if we are not able to achieve our desired level of profitability or if we incur losses in connection with executing or participating in future securitizations, it could materially and adversely impact our business and financial condition.
There are a number of factors that can have a significant impact on whether a securitization transaction that we execute or participate in is profitable to us or results in a loss. One of these factors is the price we pay for the mortgage loans that we securitize, which in the case of residential mortgage loans, is impacted by the level of competition in the marketplace for acquiring residential mortgage loans and the relative desirability to originators of retaining residential mortgage loans as investments or selling them to third parties such as us. Another factor that impacts the profitability of a securitization transaction is the cost to us of the short-term debt that we use to finance our holdings of mortgage loans prior to securitization, which cost is affected by a number of factors including the availability of this type of financing to us, the interest rate on this type of financing, the duration of the financing we incur, and the percentage of our mortgage loans for which third parties are willing to provide short-term financing.
After we acquire mortgage loans that we intend to securitize, we can also suffer losses if the value of those loans declines prior to securitization. For example, declines in the value of a residential mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. To the extent we seek to hedge against a decline in loan value due to changes in interest rates, there is a cost of hedging that also affects whether a securitization is profitable. Other factors that can significantly affect whether a securitization transaction is profitable to us include the criteria and conditions applied by the rating agencies when they assign ratings to the mortgage-backed securities issued in our securitization transactions, including the percentage of mortgage-backed securities issued in a securitization transaction that are assigned a triple-A rating, which is also referred to as a rating agency subordination level. Rating agency subordination levels can be impacted by numerous factors, including, without limitation, the credit quality of the loans securitized, and the structure of the securitization transaction and other applicable rating agency criteria. Generally, the greater the percentage of the mortgage-backed securities issued in a securitization transaction that the rating agencies will assign a triple-A rating to, the more profitable the transaction will be to us.
The price that investors in mortgage-backed securities will pay for securities issued in our securitization transactions also has a significant impact on the profitability of the transactions to us, and these prices are impacted by numerous market forces and factors. In addition, transaction costs incurred in executing transactions impact the profitability of our securitization transactions and any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can cause a loss to us. To the extent that were are not able to profitably execute future securitizations of residential mortgage loans, including for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition.
Rating agencies may affect our ability to execute future securitization transactions, or may reduce the returns we would otherwise expect to earn from securitization transactions.
Rating agencies have historically played a central role in the securitization markets. Many purchasers of asset-backed securities require that a security be rated by the agencies at or above a specific grade before they will consider purchasing it. The rating agencies could adversely affect our ability to execute securitization transactions by deciding not to publish ratings for our securitization transaction, deciding not to consent to the inclusion of those ratings in the prospectuses we may file with the SEC relating to securitization transactions, or by assigning ratings that are below the thresholds investors require. Further, rating agencies could alter their ratings processes or criteria after we have accumulated loans for securitization in a manner that reduces the value of previously acquired loans or that requires us to incur additional costs to comply with those processes and criteria. Moreover, the ratings agencies have come under heavy criticism for their perceived role in the financial crisis that started in 2008, and as a result their role and business model may change in ways that adversely affect our ability to execute securitization transactions.
We will be exposed to credit risk on the residential mortgage loans we acquire and securitize and we may not be able to successfully manage those risks and mitigate our losses.
Despite our efforts to manage credit risk related to the residential mortgage loans we acquire and securitize, there are many aspects of credit risk that we cannot control. Our due diligence, underwriting, quality control and loss mitigation policies and procedures may not be effective at preventing or limiting borrower delinquencies and defaults, and the loan servicing companies that service the mortgages loans may not cooperate with our loss mitigation policies or their efforts may be ineffective. Prior to acquiring loans, we perform due diligence, including re-underwriting and compliance with applicable laws, and we rely on resources and data available to us from the seller, which may be limited. Our underwriting and due diligence efforts may not reveal matters that could lead to losses. If our underwriting process is not adequate, and we fail to detect certain loan defects or compliance issues related to origination or servicing, we may incur losses. We could also incur losses if a counterparty that sold us a loan is unwilling or unable (e.g., due to its financial condition) to repurchase that loan or asset or pay damages to us if we determine subsequent to purchase that one or more of the representations or warranties made to us in connection with the sale was inaccurate. As a result, we could incur losses that would materially and adversely affect our financial condition and results of operations.
Our past and future securitization activities expose us to an increased risk of litigation, which may materially and adversely affect our business and financial condition.
Through certain of our wholly-owned subsidiaries, we have in the past engaged in securitization transactions relating to residential mortgage loans. In the future, we expect to continue to engage in securitization transactions involving residential mortgage loans.
When engaging in securitization transactions, we prepare disclosure documentation, including term sheets and offering memorandums, which include disclosures regarding the securitization transactions and the assets being securitized. If our disclosure documentation is alleged or found to contain inaccuracies or omissions, we may be liable under federal securities laws, state securities laws or other applicable laws for damages to third parties that invest in these securitization transactions, including in circumstances in which we relied on a third party in preparing accurate disclosures, or we may incur other expenses and costs in connection with disputing these allegations or settling claims. We may also sell or contribute residential mortgage loans to third parties who, in turn, securitize those loans. In these circumstances, we may also prepare disclosure documentation, including documentation that is included in term sheets and offering memorandums relating to those securitization transactions. We could be liable under federal securities laws, state securities laws, or other applicable laws for damages to third parties that invest in these securitization transactions, including liability for disclosures prepared by third parties or with respect to loans that we did not sell or contribute to the securitization.

In recent years, there has also been debate as to whether there are defects in the legal process and legal documents governing transactions in which securitization trusts and other secondary purchasers take legal ownership of residential mortgage loans and establish their rights as first priority lien holders on underlying mortgaged property. To the extent there are problems with the manner in which title and lien priority rights were established or transferred, securitization transactions that we sponsored and third-party sponsored securitizations that we hold investments in, we may experience losses.
Defending a lawsuit can consume significant resources and may divert management’s attention from our operations. We may be required to establish reserves for potential losses from litigation, which could be material. To the extent we are unsuccessful in our defense of any lawsuit, we could suffer losses which could be in excess of any reserves established relating to that lawsuit and these losses could be material.
We may be subject to counterparty exposure risk in connection with our plans to securitize residential mortgage loans and acquire MSR and this risk could adversely affect our ability to operate profitably.
When engaging in securitization transactions and MSR acquisitions, we may be required to make representations and warranties to the purchasers of the underlying residential mortgage loans regarding, among other things, certain characteristics of those mortgage loans. If our representations and warranties are inaccurate, we may be obligated to repurchase certain mortgage loans, which may result in a loss. Even if we obtain representations and warranties from the loan originator or other parties from whom we acquired the mortgage loans or MSR, as applicable, they may not correspond with the representations and warranties we make or may otherwise not protect us from losses. For example, if representations and warranties we obtain from those parties do not exactly align with the representations and warranties we make, or if the representations and warranties made to us are not enforceable or if we cannot collect damages for a breach (e.g., due to the financial condition of the party that made the representation or warranty to us), we may incur losses.
We may be subject to fines or other penalties based on the conduct of the mortgage loan originators and brokers that originated the residential mortgage loans that we subsequently acquire, and the third-party servicers who service the loans underlying the MSR we acquire.
Mortgage loan originators and brokers are subject to strict and evolving consumer protection laws and other legal obligations with respect to the origination of residential mortgage loans. These laws and regulations include the CFPB’s “ability-to-repay” and “qualified mortgage” regulations, which became effective on January 10, 2014. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. For example, the federal Home Ownership and Equity Protection Act of 1994, or HOEPA, requires lenders to make certain disclosures and comply with certain limitations with respect to loans that are considered to be “high cost” loans. These requirements, as well as certain standards set forth in the “ability-to-repay” and “qualified mortgage” regulations, may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan did not meet an applicable standard or test even if the mortgage loan originator reasonably believed such standard or test had been satisfied. Failure or alleged failure of residential mortgage loan originators to comply with these laws and regulations could subject us, as an assignee or purchaser of these loans or as an investor in MSR or securities backed by these loans, to delays in foreclosure proceedings, increased litigation expenses, monetary penalties and defenses to foreclosure, including by recoupment or setoff of finance charges and fees collected, and in some cases could also result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results.
The final servicing rules promulgated by the CFPB to implement certain sections of Dodd-Frank, which became effective on January 10, 2014, include provisions relating to periodic billing statements and disclosures, responding to borrower inquiries and complaints, force-placed insurance, and adjustable rate mortgage interest rate adjustment notices. Further, the mortgage servicing rules require servicers to, among other things, make good faith early intervention efforts to notify delinquent borrowers of loss mitigation options, to implement specified loss mitigation procedures, and if feasible, exhaust all loss mitigation options before proceeding to foreclosure.
While some of these laws may not explicitly hold us responsible for the legal violations of these third parties, federal and state agencies and private litigants have increasingly sought to impose such liability. In addition, various regulators and plaintiffs’ lawyers have sought to hold assignees of mortgage loans liable for the alleged violations of the originating lender under theories of express or implied assignee liability. Further, it is possible that a third-party servicer’s failure to comply with the new servicing protocols could adversely affect the value of our MSR. Accordingly, we may be subject to fines, penalties or civil liability based upon the conduct of the mortgage lenders that originated the mortgage loans we hold and the third-party servicers who service the loans for which we own the MSR.

The expansion of our business into investments in MSR may expose us to additional risks.
Our acquisition of a company that holds approvals from certain government-related entities, including Fannie Mae, Freddie Mac and Ginnie Mae, and our investments in MSR may subject us to risks related to its assets and operations, including the following:

•
We have limited experience acquiring MSR and operating a company with such approvals. While ownership of MSR and operation of such a subsidiary company includes many of the same risks as our other target assets, including risks related to prepayments, borrower credit, defaults, interest rates, hedging, and regulatory changes, there can be no assurance that we will be able to continue to successfully operate the subsidiary and integrate it into our business operations.

•
Our subsidiary’s continued approval by the government-related entities is subject to compliance with each of their respective selling and servicing guidelines, minimum capital requirements and other conditions they may impose from time to time at their discretion. Failure to meet such guidelines and conditions could result in the unilateral termination of our subsidiary’s approved status by one or more government-related entities.

•
We are dependent on third-party mortgage originators to originate mortgage loans that comply with applicable law and the guidelines and requirements of the government-related entities and on third-party mortgage servicers to perform the actual day-to-day servicing obligations on the mortgage loans underlying the MSR. The value of our MSR could be materially and adversely affected if the loan was not originated in accordance with applicable requirements or the third-party servicer is unable to adequately service the underlying mortgage loans in accordance with applicable laws, regulations, government-related entity requirements and generally accepted servicing practices.

•
The mortgage servicing business is heavily regulated, including by the CFPB. Our failure or alleged failure, or the failure or alleged failure of the third-party mortgage servicers with whom we contract, to comply with applicable regulations could subject us to substantial monetary penalties and costs related to responding to regulatory inquiries and investigations, court proceedings and litigation.

•
Changes in minimum servicing fee amounts for loans purchased or guaranteed by government-related entities could occur at any time and could negatively impact the value of the income derived from MSR on new origination that we may acquire in the future under our flow agreements or through bulk transactions.

•
Investments in MSR are highly illiquid and subject to numerous restrictions on transfer and, as a result, there is risk that we would be unable to locate a willing buyer to purchase the MSR on favorable terms or get approval from the owner of the mortgage loans to sell MSR in the future.

If we are not able to successfully manage these and other risks related to investing and managing MSR, it may adversely affect our business, results of operations and financial condition.

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
The value of our assets is affected by prepayment rates on mortgage loans, and our investment strategy includes making investments based on our expectations regarding prepayment rates. A prepayment rate is the measurement of how quickly borrowers pay down the unpaid principal balance of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off.
With respect to our RMBS portfolio, typically the value of a mortgage-backed security includes market assumptions regarding the speed at which the underlying mortgages will be prepaid. Faster than expected prepayments could adversely affect our profitability, including in the following ways:

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
Prepayment rates also significantly affect the value of MSR because such rights are priced on an assumption of a stable repayment rate. If the prepayment rate is significantly greater than expected, the fair value of the MSR could decline and we may be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in the prepayment rate could materially reduce the ultimate cash flows we receive from MSR, and we could ultimately receive substantially less than what we paid for such assets. Prepayment rates may also affect the fair value, cash flow and earnings on the mortgage loans held on our balance sheet.
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
The risks associated with our business are more severe during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values. The ability of a borrower to repay a loan secured by a residential property typically is dependent upon the income or assets of the borrower. During an economic slowdown, unemployment rises and increasing numbers of borrowers have difficulty in making payments on their debts, including on mortgage loans. When a recession is combined with declining real estate values, as was the case in the recession that started in 2008, defaults on mortgages may increase dramatically.
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
In the event of a default on a mortgage loan that we hold in our portfolio or a mortgage loan underlying a non-Agency RMBS in our portfolio, we bear the risk of loss as a result of the potential deficiency between the value of the collateral and the debt owed on the mortgage, as well as the costs and delays of foreclosure or other remedies, and the costs of maintaining and ultimately selling a property after foreclosure. Delinquencies and defaults on mortgage loans for which we own the servicing rights will adversely affect the amount of servicing fee income we receive and may result in increased servicing costs and operational risks due to the increased complexity of servicing delinquent and defaulted mortgage loans. If an investor in the mortgage loans for which we own the servicing rights determines that the rate of delinquencies or defaults for the loans it owns is unacceptable, we bear the risk of losing the right to service the related mortgage loans which could adversely affect our revenues, business prospects and financial condition.
Any sustained period of increased payment delinquencies, defaults, foreclosures or losses on our non-Agency RMBS, mortgage loans, or mortgage loans for which we own the servicing rights could adversely affect our revenues, results of operations, financial condition, business prospects and ability to make distributions to stockholders.
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
Although as a general policy we seek to acquire and hold a diverse portfolio of assets, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our asset portfolio may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our shares and accordingly reduce our ability to pay dividends to our stockholders. The portfolio may contain other concentrations of risk, and we may fail to identify, detect or hedge against those risks, resulting in large or unexpected losses.
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
The assets in our portfolio are recorded at fair value, but there may be substantial uncertainty as to the value of certain assets.
Some of the assets in our portfolio are not publicly traded. The fair value of securities and other assets that are not publicly traded may not be readily determinable. We value these assets quarterly at fair value, as determined in accordance with ASC 820, Fair Value Measurements and Disclosures, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these assets are materially higher than the values that we ultimately realize upon their disposal.
Any MSR we acquire are recorded at fair value on our balance sheet based upon significant estimates and assumptions. The determination of the fair value of MSR requires our management to make numerous estimates and assumptions. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with MSR based upon assumptions involving interest rates as well as the prepayment rates, delinquencies and foreclosure rates of the underlying mortgage loans. The ultimate realization of the value of MSR may be materially different than the fair values of such MSR as may be reflected in our consolidated balance sheet as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Accordingly, there may be material uncertainty about the fair value of any MSR we acquire.
Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, the assets that we acquire.
The U.S. Government, through the Federal Reserve, the Federal Housing Administration, or FHA, and the Federal Deposit Insurance Corporation, or FDIC, has implemented a number of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures, including HAMP, which seeks to provide relief to homeowners whose mortgages are in foreclosure, and HARP, which allows certain borrowers who are underwater in their mortgage but current on their mortgage payments to refinance their loans. These programs and other loss mitigation programs may involve, among other things, the modification or refinancing of mortgage loans to reduce the principal amount of the loans, reduction in the rate of interest payable on the loans, and extend the payment terms of the loans. Loan modifications may lead to fewer foreclosures and reduce the losses on non-Agency RMBS arising from foreclosures. However, loan modifications and refinancings may also result in significant reductions in cash flows to the holders of the RMBS and a reduction in the value of a mortgage servicing right since this value is related to the principal balance of the modified mortgage loan. We attempt to factor in the likelihood and potential consequences of loan modification and refinancing programs in making our investment decisions; however, we cannot assure you that our analysis will be correct. As a result, loan modification and refinancing programs, as well as future legislative or regulatory actions that result in the modification or refinancing of outstanding mortgage loans, may adversely affect the value of, and the returns on, our assets.
The value of our RMBS, mortgage loans and MSR may be adversely affected by deficiencies in servicing and foreclosure practices, as well as related delays in the foreclosure process.
Allegations of deficiencies in servicing and foreclosure practices among several large sellers and servicers of residential mortgage loans that initially surfaced in 2010 raised various concerns relating to such practices, including the improper execution of the documents used in foreclosure proceedings (so-called “robo signing”), inadequate documentation of transfers and registrations of mortgages and assignments of loans, improper modifications of loans, violations of representations and warranties at the date of securitization and failure to enforce put-backs.
 As a result of alleged deficiencies in foreclosure practices, a number of servicers temporarily suspended foreclosure proceedings beginning in the second half of 2010 while they evaluated their foreclosure practices. In late 2010, a group of state attorneys general and state bank and mortgage regulators representing nearly all 50 states and the District of Columbia, along with the U.S. Justice Department and the Department of Housing and Urban Development, began an investigation into foreclosure practices of banks and servicers. These investigations and lawsuits ultimately lead to, among other things, a settlement involving servicing and foreclosure practices entered into between the federal bank regulators and 14 servicers in April 2011 and a settlement agreement in February 2012 with five of the nation’s largest banks, pursuant to which the banks agreed to pay more than $25 billion to settle claims relating to improper foreclosure practices. These settlements do not prohibit the states, the federal government, individuals or investors in RMBS from pursuing additional actions against the banks and servicers in the future.

 The integrity of the servicing and foreclosure processes is critical to the value of the mortgage loan portfolios underlying our RMBS and the mortgage loans and MSR we purchase, and our financial results could be adversely affected by deficiencies in the conduct of those processes. For example, delays in the foreclosure process that have resulted from investigations into improper servicing practices may adversely affect the values of, and our losses on, our mortgage-related assets. Foreclosure delays may also increase the administrative expenses of the securitization trusts for the non-Agency RMBS, thereby reducing the amount of funds available for distribution to investors. In addition, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of credit support available for the senior classes we own, thus possibly adversely affecting these securities. Additionally, a substantial portion of the $25 billion settlement is intended to be a “credit” to borrowers for principal write-downs and reductions in connection with their existing mortgage loans. There remains considerable uncertainty as to how these principal reductions will work and what effect they will have on the value of related RMBS, mortgage loans and MSR. As a result, there can be no assurance that any such principal reductions will not adversely affect the value of our assets.
While we believe that the sellers and servicers would be in violation of their servicing contracts to the extent that they have improperly serviced mortgage loans or improperly executed documents in foreclosure or bankruptcy proceedings, or do not comply with the terms of servicing contracts when deciding whether to apply principal reductions, it may be difficult, expensive, and time consuming for us to enforce our contractual rights. We continue to monitor and review the issues raised by the alleged improper foreclosure practices. While we cannot predict exactly how the servicing and foreclosure matters or any resulting litigation or settlement agreements will affect our business, there can be no assurance that these matters will not have an adverse impact on our results of operations and financial condition.
Proposals to acquire mortgage loans by eminent domain may adversely affect the value of our assets.
Local governments have taken steps to consider how the power of eminent domain could be used to acquire residential mortgage loans and there can be no certainty whether any mortgage loans sought to be purchased will be mortgage loans held in securitization trusts and what purchase price would be paid for any such mortgage loans. Any such actions could have a material adverse effect on the market value of our RMBS, mortgage loans and MSR. There is also no certainty as to whether any such action without the consent of investors would face legal challenge, and, if so, the outcome of any such challenge.

Risks Related to our Management and Relationship with PRCM Advisers and Pine River
We are dependent on PRCM Advisers and Pine River and may not find a suitable replacement if we or PRCM Advisers terminates the management agreement.
We have no employees. Instead, we are completely reliant on the employees provided to us by PRCM Advisers, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. PRCM Advisers may not have sufficient access to Pine River’s employees, systems and facilities in order to comply with its obligations under the management agreement. We are also subject to the risk that PRCM Advisers will terminate the management agreement and that no suitable replacement will be found.
The current term of the management agreement expires on October 28, 2014 and will automatically renew for successive one-year terms unless terminated by us or PRCM Advisers as set forth in the management agreement. If the management agreement is terminated and no suitable replacement is found to manage Two Harbors, we may not be able to continue to execute our business plan.
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
We are subject to conflicts of interest arising out of our relationship with Pine River and its affiliates, including PRCM Advisers. PRCM Advisers is wholly-owned by Pine River. Each of Brian Taylor (the Chairman of our board of directors), Thomas Siering (a director, and our Chief Executive Officer and President), and Bill Roth (our Chief Investment Officer) is a partner and owner of equity interests in Pine River. All of our other executive officers are employees or partners of Pine River. In addition, Mark D. Ein (the non-executive Vice Chairman of our board of directors) owns an interest in CLA Founders LLC, which, in consideration for services to be provided to PRCM Advisers under a sub-management agreement, is entitled to receive a percentage of the management fee earned by PRCM Advisers, and an affiliate of his is an investor in a private fund for which Pine River serves as investment manager. As a result, the management agreement with PRCM Advisers was negotiated between related parties, and its terms, including fees payable to PRCM Advisers, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with PRCM Advisers.
The management agreement with PRCM Advisers does not prevent PRCM Advisers and its affiliates from engaging in additional management or investment opportunities. Pine River and its affiliates, including PRCM Advisers, engage in additional management or investment opportunities that have overlapping objectives with us, and thus face conflicts in the allocation of resources between us, any other funds they manage and for their own accounts. Additionally, the ability of PRCM Advisers, Pine River and the officers and employees providing services to Two Harbors under the management agreement to engage in other business activities reduces the time PRCM Advisers spends managing Two Harbors. While there are a number of employees of Pine River who allocate 100% of their time to Two Harbors, certain of our executive officers and employees who provide services to Two Harbors allocate some, or a material portion, of their time to other businesses and activities of Pine River. Under the management agreement, none of these individuals is required to devote a specific amount of time to Two Harbors’ affairs. Accordingly, we compete with Pine River, its existing funds, investment vehicles, other ventures and possibly other entities in the future for the time and attention of these officers and other personnel.
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
We compete with current and future investment entities affiliated with Pine River for access to certain of the benefits that our relationship with Pine River provides to us, including access to investment opportunities.
There may be conflicts of interest in allocating investment opportunities among Two Harbors and other funds, investment vehicles and ventures managed by Pine River. There is a significant overlap in the assets and investment strategies of Two Harbors and Pine River’s private funds, and additional areas of overlap may develop in the future. Although PRCM Advisers and Pine River have a dedicated team of trading and investment personnel to serve Two Harbors full-time, in some cases certain personnel may provide services to both entities. Additionally, there are other members of the Pine River investment team that are dedicated full-time to other Pine River strategies and clients and, therefore, do not devote any of their time to Two Harbors and its trading activities. Pine River and its affiliates may in the future form additional funds or sponsor additional investment vehicles and ventures that have overlapping objectives with Two Harbors and therefore may compete with us for investment opportunities and Pine River resources. Pine River has an allocation policy that addresses the manner in which investment opportunities are allocated among the various entities and strategies for which they provide investment management services. However, we cannot assure you that Pine River and PRCM Advisers will always allocate every investment opportunity in a manner that is advantageous for us; indeed, we may expect that the allocation of investment opportunities will at times result in our receiving only a portion of, or none of, certain investment opportunities.
The loss of our access to Pine River’s investment professionals and principals may adversely affect our ability to achieve our investment objectives.
We depend on PRCM Advisers’ access, through a shared facilities and services agreement, to the investment professionals and principals of Pine River and the information opportunities generated by Pine River’s investment professionals and principals during the normal course of their investment and portfolio management activities. These investment professionals and principals evaluate, negotiate, structure, close and monitor our investments and our financing activities and we depend on their continued service. The departure of a significant number of the investment professionals or principals of Pine River could have a material adverse effect on our ability to achieve our investment objectives. Certain Pine River investment personnel and principals are dedicated to strategies and clients other than Two Harbors and, as a result, Two Harbors will not benefit from the investment opportunities they generate. Further, we cannot assure you that PRCM Advisers will remain as Two Harbors’ manager or that we will continue to have access to Pine River’s investment professionals or principals or its information and asset origination opportunities.
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
PRCM Advisers is entitled to receive a management fee that is based on our stockholders’ equity at the end of each quarter, regardless of our financial performance. Accordingly, significant management fees will be payable to PRCM Advisers even if we have a net loss during a quarter. PRCM Advisers’ right to such compensation may not provide sufficient incentive to PRCM Advisers to devote sufficient time and effort to maximize risk-adjusted returns on our investment portfolio, which could, in turn, adversely affect our financial results. Further, the management fee structure gives PRCM Advisers the incentive to maximize stockholders’ equity by the issuance of new common stock or the retention of existing equity, regardless of the effect of these actions on existing stockholders. In other words, the management fee structure rewards PRCM Advisers primarily based on the size of Two Harbors, and not on our returns to stockholders.
Termination of the management agreement may be difficult and costly, which may adversely affect our inclination to end our relationship with PRCM Advisers.
Termination of the management agreement with PRCM Advisers without cause is difficult and costly. We have the right to terminate for cause; however, the term “cause” is limited to certain specifically described circumstances. In the absence of cause, we may only terminate it after October 28, 2014, upon the vote of at least two-thirds of all of our independent directors or by a vote of the holders of a majority of the outstanding shares of our common stock. Additionally, upon a termination by Two Harbors without cause (or upon a termination by PRCM Advisers due to our material breach), the management agreement requires us to pay PRCM Advisers a termination payment equal to three times the sum of the average annual base management fee received by PRCM Advisers during the 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter. This provision increases the effective cost to us of terminating our relationship with PRCM Advisers, even if we believe that PRCM Advisers’ performance is not satisfactory.
The liability of PRCM Advisers and Pine River is limited under the management agreement, and we have agreed to indemnify PRCM Advisers and its affiliates and advisers, including Pine River, against certain liabilities. As a result, we could experience poor performance or losses for which PRCM Advisers and Pine River would not be liable.
Pursuant to the management agreement, PRCM Advisers does not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. PRCM Advisers and its officers, stockholders, members, managers, personnel and directors, any person controlling or controlled by PRCM Advisers and any person providing sub-advisory services to PRCM Advisers will not be liable to Two Harbors, any of our subsidiaries, any of our directors, stockholders or partners or any subsidiary’s stockholders, members or partners for acts or omissions performed in accordance with or pursuant to the management agreement, except by reason of acts constituting reckless disregard of PRCM Advisers’ duties under the management agreement which has a material adverse effect on Two Harbors, willful misconduct or gross negligence, as determined by a final non-appealable order of a court of competent jurisdiction. We have agreed to indemnify PRCM Advisers and its affiliates and sub-advisers, including Pine River, with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of such indemnified parties not constituting reckless disregard of PRCM Advisers’ duties under the management agreement which has a material adverse effect on Two Harbors, willful misconduct or gross negligence. As a result, if we experience poor performance or losses, PRCM Advisers would not be liable.

Risks Related to Our Organization and Structure
Certain provisions of Maryland law could inhibit changes in control.
Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares.
We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between our company and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting stock or an affiliate or associate of our company who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between our company and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of our voting stock; and (2) two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations (1) between our company and any person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person) and (2) between our company and Pine River or its affiliates. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to any business combination between our company and any person if such combination is approved in accordance with the foregoing procedures. As a result, any person, including Pine River, may be able to enter into business combinations with Two Harbors that may not be in the best interests of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute.
The “control share” provisions of the MGCL provide that “control shares” of a Maryland corporation (defined as voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and employees who are also our directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
The “unsolicited takeover” provisions of the MGCL (Title 3, Subtitle 8 of the MGCL) permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not currently have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price. Our charter contains a provision whereby our company has elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on its board of directors.
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

Risks Related to Our Securities
Future issuances and sales of shares of our common stock may depress the market price of our common stock or have adverse consequences for our stockholders.
We have 900,000,000 authorized shares of common stock and we may increase our authorized common stock without stockholder approval. As of December 31, 2013, 364,935,168 shares of common stock were issued and outstanding. Our Restated 2009 Equity Incentive Plan, or the Plan, provides for grants of restricted common stock and other equity-based awards, subject to a ceiling of 3,000,000 shares available for issuance under the Plan. As of December 31, 2013, we had granted an aggregate of 1,171,394 shares of restricted common stock to our independent directors and Pine River employees pursuant to the Plan, of which 146,935 shares have vested and 1,024,459 shares remain subject to vesting restrictions.
We cannot predict the effect, if any, of future issuances or sales of our common stock on the market price of our common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the market price for our common stock.
Also, we may issue additional shares in subsequent public offerings or private placements to acquire new assets or for other purposes. We are not required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future share issuances, which may dilute the existing stockholders’ interests.
Any future offerings of our securities would dilute our existing stockholders and may rank senior for purposes of dividend and liquidating distributions.
In the future, we may raise capital through the issuance of convertible or non-convertible debt or equity securities. Upon liquidation, holders of our debt securities and preferred stock, if any, and lenders with respect to other borrowings will be entitled to our available assets prior to the holders of our common stock. Convertible debt and convertible preferred stock may have favorable anti-dilution provisions. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to our stockholders or favorable conversion rights. Sales of substantial amounts of our common stock, or the perception that these sales could occur, may have a material adverse effect on the price of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their holdings.
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

The market price of our common stock could fluctuate and could cause you to lose a significant part of your investment.
The market price of our common stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances. If the market price of our common stock declines significantly, you may be unable to resell your shares of our common stock at a gain. Further, fluctuations in the trading price of our common stock may adversely affect the liquidity of the trading market for our common stock and, in the event that we seek to raise capital through future equity financings, our ability to raise such equity capital. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.
The market price of our common stock may be influenced by many factors, some of which are beyond our control, including those described above and the following:

•	changes in financial estimates by analysts;

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	general economic conditions;

•	changes in market valuations of similar companies;

•	regulatory developments in the United States; and

•	additions or departures of key personnel at Pine River.
Resulting fluctuations in the market price of our common stock could cause you to lose a significant part of your investment.

Tax Risks
Our failure to qualify as a REIT would subject us to U.S. federal income tax and potentially increased state and local taxes, which would reduce the amount of our income available for distribution to our stockholders.
We operate in a manner that will enable us to qualify as a REIT and have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2009. We have not requested and do not intend to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT. The U.S. federal income tax laws governing REITs and the asset they hold are complex, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To continue to qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and income, the ownership of our outstanding shares, and the amount of our distributions. Moreover, new legislation, court decisions, administrative guidance or actions by federal agencies or others to modify or re-characterize our assets, as a whole or in part, as other than real estate assets, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we intend to operate so that we qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.
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
We intend to distribute our net income to stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. Our taxable income may substantially exceed our net income as determined by GAAP or differences in timing between the recognition of taxable income and the actual receipt of cash may occur in which case we may have taxable income in excess of cash flow from our operating activities. In such event, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, in order to satisfy the distribution requirement and to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax in that year, we may be required to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements. Thus, compliance with the REIT distribution requirements may require us to take actions that may not otherwise be advisable given existing market conditions and hinder our ability to grow, which could adversely affect the value of our common stock.
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
Our TRSs will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to Two Harbors but are not required to be distributed to Two Harbors. We anticipate that the aggregate value of the securities of our TRSs will be less than 25% of the value of our total assets (including our TRS securities). Furthermore, we intend to monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we will review all of our transactions with TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation or to avoid application of the 100% excise tax discussed above.
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
Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of our shares.
The maximum U.S. federal income tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20% beginning in 2013. Dividends payable by REITs, however, are generally not eligible for these reduced rates. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares of common stock. Also, to the extent that tax rates change after 2014, the attractiveness of an investment in our shares may decrease, which could adversely affect the value of our securities.
We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our shares.
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal place of business is located at 590 Madison Avenue, 36th Floor, New York, New York 10022. In New York, we lease 5,768 square feet of office space pursuant to a lease that expires in June 2017. We also have an office located at 601 Carlson Parkway, Suite 1400, Minnetonka, Minnesota 55305, telephone (612) 629-2500. In Minnetonka, we lease 19,497 square feet of office space pursuant to a lease that expires in June 2021. We also have leases for offices in Phoenix, Arizona, Lakewood, Colorado, and Naples, Florida to support our operations. In accordance with the shared facilities and services agreement between PRCM Advisers and Pine River, we may share our lease space with Pine River personnel and/or utilize additional Pine River office space in Minnetonka, New York and San Francisco.

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

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information
Our common stock is listed on the NYSE under the symbol “TWO”. As of the date of this filing, 366,043,088 shares of common stock were issued and outstanding. Our warrants, which expired on November 7, 2013, were previously listed on the NYSE MKT under the symbol “TWO.WS”.
The following table shows the high and low sales prices for our common stock and warrants as reported on the NYSE and the NYSE MKT during the calendar years ended December 31, 2013 and 2012:

Quarter Ended	Common Stock		Warrants
2013	High	Low	High		Low
December 31	$9.89	$8.94	$0.44	(1)	$0.01	(1)
September 30	$10.45	$8.95	$1.07		$0.25
June 30	$12.64	$10.10	$2.90		$0.84
March 31	$13.03	$10.46	$3.00		$0.67
2012
December 31	$12.20	$9.85	$1.35		$0.28
September 30	$12.08	$10.40	$1.05		$0.22
June 30	$10.76	$9.94	$0.25		$0.10
March 31	$10.63	$9.03	$0.25		$0.09
___________________

(1)	High and low sales prices for our warrants as reported on the NYSE MKT through expiration on November 7, 2013.

Holders
As of February 21, 2014, there were 270 registered holders and approximately 100,750 beneficial owners of our common stock.

Dividends
On December 17, 2013, we declared a cash dividend to our common stockholders, which was paid on December 31, 2013, totaling $94.9 million, or $0.26 per share. The following table presents cash dividends declared on our common stock for the years ended December 31, 2013 and 2012:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share (1)
December 17, 2013	December 27, 2013	December 31, 2013	$0.26
September 11, 2013	September 26, 2013	October 23, 2013	$0.28
June 18, 2013	June 28, 2013	July 23, 2013	$0.31
March 18, 2013	April 2, 2013	April 24, 2013	$0.32
December 17, 2012	December 31, 2012	January 18, 2013	$0.55
September 12, 2012	September 24, 2012	October 22, 2012	$0.36
June 12, 2012	June 22, 2012	July 20, 2012	$0.40
March 14, 2012	March 26, 2012	April 20, 2012	$0.40
___________________

(1)
Per share amounts represent cash dividends only and exclude the distribution of Silver Bay common stock declared on March 18, 2013 and distributed on or about April 24, 2013 to our common stockholders of record as of April 2, 2013 amounting to $1.01 per share, as measured in accordance with GAAP.

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
We have not established a minimum distribution level for our common stock. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends at the same level in 2014 and thereafter.
Our stock transfer agent and registrar is Computershare. Requests for information from Computershare can be sent to Computershare, P.O. Box 30170, College Station, TX 77842-3170 and their telephone number is 1-800-851-9677.

Securities Authorized for Issuance under Equity Compensation Plans
We adopted the Plan to provide incentive compensation to attract and retain qualified directors, officers, advisers, consultants and other personnel, including PRCM Advisers and affiliates and personnel of PRCM Advisers and its affiliates, and any joint venture affiliates of ours. The Plan is administered by the compensation committee of our board of directors and permits the granting of restricted shares of common stock, phantom shares, dividend equivalent rights and other equity-based awards.
On May 21, 2013, our stockholders approved the Plan, which effectuated, among other changes, an increase in the number of shares available for issuance under the Plan to 3,000,000 shares of common stock. Other amendments provide for the possibility of making grants of equity-based compensation to the executive officers and other key employees of our external manager and its affiliates upon a determination by the compensation committee, and the implementation of certain best practices of equity-based compensation. For a detailed description of the Plan, see Note 22 - Equity Incentive Plan of the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.
The following table presents certain information about our equity compensation plan as of December 31, 2013:

	December 31, 2013
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	—	$—	1,828,606
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	1,828,606

Performance Graph
The following graph compares the stockholder’s cumulative total return, assuming $100 invested at October 28, 2009 (the date of our merger), with all reinvestment of dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor’s 500 Stock Index, or S&P 500; (iii) the stocks included in the NAREIT Mortgage REIT Index; and (iv) the stocks included in the Pine River Mortgage REIT Index.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Two Harbors Investment Corp., S&P 500,
NAREIT Mortgage REIT Index and Pine River Mortgage REIT Index

	Period Ending
Index	10/28/09	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Two Harbors Investment Corp.	$100.00	$102.71	$120.52	$133.57	$187.11	$188.21
S&P 500	$100.00	$107.39	$123.56	$126.17	$143.13	$189.49
NAREIT Mortgage REIT Index	$100.00	$107.52	$131.81	$128.63	$152.48	$149.49
Pine River Mortgage REIT Index Total Return	$100.00	$108.11	$130.79	$118.64	$141.20	$129.44

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 5, 2011, our Board of Directors authorized a share repurchase program, which allowed us to repurchase up to 10,000,000 shares of our common stock. On November 14, 2012, our Board of Directors authorized an increase of 15,000,000 shares to the previously authorized share repurchase program for a total of 25,000,000 authorized shares. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. As of December 31, 2013, we had repurchased 2,450,700 shares under the program for a total cost of $23.9 million. No repurchases were made during the three months ended December 31, 2013.

Item 6. Selected Financial Data
Our selected financial data set forth below should be read in conjunction with our consolidated financial statements and the accompanying notes included under Item 8 of this Annual Report on Form 10-K. Certain amounts for prior periods have been reclassified to conform to the 2013 presentation.

(in thousands)	For the Years Ended December 31,
	2013	2012	2011	2010	2009 (1)
Interest income:
Available-for-sale securities	$507,180	$448,620	$197,126	$39,844	$2,796
Trading securities	5,963	4,873	4,159	170	—
Mortgage loans held-for-sale	22,185	609	2	—	—
Mortgage loans held-for-investment in securitization trusts	19,220	—	—	—	—
Cash and cash equivalents	1,043	944	347	107	70
Total interest income	555,591	455,046	201,634	40,121	2,866
Interest expense:
Repurchase agreements	89,470	72,106	22,709	4,421	131
Collateralized borrowings in securitization trusts	10,937	—	—	—	—
Total interest expense	100,407	72,106	22,709	4,421	131
Net interest income	455,184	382,940	178,925	35,700	2,735
Other-than-temporary impairment losses	(1,662)	(10,952)	(5,102)	—	—
Other income:
(Loss) gain on investment securities	(54,430)	122,466	36,520	6,127	336
Gain (loss) on interest rate swap and swaption agreements	245,229	(159,775)	(86,769)	(6,344)	364
Gain (loss) on other derivative instruments	95,345	(40,906)	26,755	7,156	—
(Loss) gain on mortgage loans held-for-sale	(33,846)	2,270	—	—	—
Servicing income	12,011	—	—	—	—
Servicing asset valuation	13,881	—	—	—	—
Other income	14,619	—	—	—	—
Total other income (loss)	292,809	(75,945)	(23,494)	6,939	700
Expenses:
Management fees	41,707	33,168	14,241	2,989	326
Securitization deal costs	4,153	—	—	—	—
Servicing expenses	3,761	—	—	—	—
Other operating expenses	37,259	17,678	9,673	4,578	12,171
Total expenses	86,880	50,846	23,914	7,567	12,497
Income (loss) from continuing operations before income taxes	659,451	245,197	126,415	35,072	(9,062)
Provision for (benefit from) income taxes	84,411	(42,219)	(1,106)	(683)	(318)
Net income (loss) from continuing operations	575,040	287,416	127,521	35,755	(8,744)
Income (loss) from discontinued operations	3,999	4,490	(89)	—	—
Net income (loss)	579,039	291,906	127,432	35,755	(8,744)
Accretion of Trust Account income relating to common stock subject to possible conversion	—	—	—	—	(93)
Net income (loss) attributable to common stockholders	$579,039	$291,906	$127,432	$35,755	$(8,837)

(in thousands, except share data)	For the Years Ended December 31,
	2013	2012	2011	2010	2009 (1)
Basic earnings (loss) per weighted average share:
Continuing operations	$1.64	$1.19	$1.29	$1.60	$(0.39)
Discontinued operations	0.01	0.02	—	—	—
Net income (loss)	$1.65	$1.21	$1.29	$1.60	$(0.39)
Diluted earnings (loss) per weighted average share:
Continuing operations	$1.64	$1.18	$1.29	$1.60	$(0.39)
Discontinued operations	0.01	0.02	—	—	—
Net income (loss)	$1.65	$1.20	$1.29	$1.60	$(0.39)
Dividends declared per common share	$1.17	$1.71	$1.60	$1.48	$0.26
Weighted average number of shares of common stock:
Basic	350,361,827	242,014,751	98,826,868	22,381,683	22,941,728
Diluted	350,992,387	242,432,156	98,826,868	22,381,683	22,941,728
Comprehensive income (loss):
Net income (loss)	$579,039	$291,906	$127,432	$35,755	$(8,744)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net	(251,723)	755,174	(81,335)	23,569	(950)
Other comprehensive (loss) income	(251,723)	755,174	(81,335)	23,569	(950)
Comprehensive income (loss)	$327,316	$1,047,080	$46,097	$59,324	$(9,694)

(in thousands)	At December 31,
	2013	2012	2011	2010	2009 (1)
Available-for-sale securities	$12,256,727	$13,666,954	$6,249,252	$1,354,405	$494,465
Total assets	$17,173,862	$16,813,944	$8,100,384	$1,797,432	$538,366
Repurchase agreements	$12,250,450	$12,624,510	$6,660,148	$1,169,803	$411,893
Total stockholders’ equity	$3,854,995	$3,450,577	$1,270,086	$382,448	$121,721
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

General
We are a Maryland corporation focused on investing in, financing and managing RMBS, residential mortgage loans, MSR and other financial assets, which we collectively refer to as our target assets. We operate as a REIT, as defined under the Code.
We are externally managed by PRCM Advisers, which is a wholly owned subsidiary of Pine River, a global multi-strategy asset management firm providing comprehensive portfolio management, transparency and liquidity to institutional and high net worth investors.
Our objective is to provide attractive risk-adjusted total return to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. We selectively acquire and manage an investment portfolio of our target assets, which is constructed to generate attractive returns through market cycles. We focus on asset selection and implement a relative value investment approach across various sectors within the residential mortgage market. Our target assets include the following:

•
Agency RMBS (which includes inverse interest-only Agency securities classified as Agency Derivatives for purposes of U.S. GAAP), meaning RMBS whose principal and interest payments are guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac;

•	Non-Agency RMBS, meaning RMBS that are not issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac;

•	MSR;

•	Prime nonconforming residential mortgage loans and CSL; and

•	Other financial assets comprising approximately 5% to 10% of the portfolio.

We generally view our target assets in two strategies that rely on our core competencies of managing prepayment and credit risk. Our rates strategy includes assets that are sensitive to changes in interest rates and prepayment speeds, specifically Agency RMBS and MSR. Our credit strategy includes assets with inherent credit risk including non-Agency RMBS, net economic interests in securitizations and CSL.
We believe our hybrid Agency and non-Agency RMBS investment model allows management to allocate capital across various sectors within the residential mortgage market, with a focus on security selection and implementation of a relative value investment approach. Capital allocation factors in the opportunities in the marketplace, cost of financing and cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, RMBS asset allocation reflects management’s opportunistic approach to investing in the marketplace.
During the year ended December 31, 2013, we did not significantly modify our RMBS asset allocation between Agency and non-Agency RMBS. The following table provides the RMBS asset allocation between Agency and non-Agency RMBS as of December 31, 2013 and the four immediately preceding period ends:

	As of
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Agency RMBS	77.9%	77.1%	80.5%	80.2%	81.0%
Non-Agency RMBS	22.1%	22.9%	19.5%	19.8%	19.0%

As our RMBS asset allocation shifts, our annualized yields and cost of financing shifts. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts; for example, uncertainty of faster prepayments, extension risk and credit events.

For the three months ended December 31, 2013, our net interest spread realized on Agency and non-Agency RMBS was higher than prior periods. The increase in yields and net interest spreads across comparative periods was predominantly driven by slower prepayments in the Agency market due to the rise in interest rates toward the end of 2013. The following table provides the average annualized yield on our Agency and non-Agency RMBS for the three months ended December 31, 2013, and the four immediately preceding quarters:

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Average annualized yields (1)
Agency RMBS	3.1%	2.8%	2.7%	2.9%	2.9%
Non-Agency RMBS	8.9%	9.0%	9.1%	9.2%	9.5%
Aggregate RMBS	4.2%	4.0%	3.7%	4.0%	4.0%
Cost of financing (2)	1.1%	1.2%	1.2%	1.1%	1.1%
Net interest spread	3.1%	2.8%	2.5%	2.9%	2.9%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

The following table provides the average annualized yield expected on our Agency and non-Agency RMBS as of December 31, 2013, and the four immediately preceding period ends:

	As of
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Average annualized yields (1)
Agency RMBS	3.0%	2.9%	2.8%	2.9%	2.9%
Non-Agency RMBS	9.0%	9.0%	9.1%	9.2%	9.4%
Aggregate RMBS	4.1%	4.1%	3.8%	3.8%	4.0%
Cost of financing (2)	1.1%	1.2%	1.2%	1.1%	1.2%
Net interest spread	3.0%	2.9%	2.6%	2.7%	2.8%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

During the year ended December 31, 2013, we have continued to make progress on strategic initiatives, which stem from the changing opportunities in the residential mortgage marketplace, including a mortgage loan conduit and securitization platform and an MSR platform. We acquire prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions and primarily securitize the loans through the issuance of non-Agency mortgage-backed securities. Late in the fourth quarter, we completed a bulk acquisition of MSR and entered into a two-year flow agreement to acquire new-origination MSR production. We believe leveraging the strength of our combined investment and operating platform will allow us to provide capital solutions to originators, servicers and RMBS investor partners. During the year ended December 31, 2013 we also acquired CSL with the intention of securitizing the loans and/or exiting through a whole loan sale.
We seek to deploy moderate leverage as part of our investment strategy. We generally finance our RMBS assets through short-term borrowings structured as repurchase agreements. Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while non-Agency RMBS, with less liquidity and exposure to credit risk, utilize lower levels of leverage. We also finance our U.S. Treasuries, which we hold for trading purposes, and our mortgage loans. We believe the debt-to-equity ratio funding our Agency RMBS, non-Agency and mortgage loans held-for-sale is the most meaningful leverage measure as U.S. Treasuries are viewed to be highly liquid in nature and collateralized borrowings on mortgage loans held-for-investment in securitization trusts represent term financing with no stated maturity. As a result, our debt-to-equity ratio is determined by our RMBS portfolio mix as well as many additional factors, including the liquidity of our portfolio, the sustainability and price of our financing, diversification of our counterparties and their available capacity to finance our RMBS assets, and anticipated regulatory developments. Over the past several quarterly periods, we have generally maintained a debt-to-equity ratio range of 3.0 to 5.0 times to finance our RMBS portfolio and mortgage loans held-for-sale, on a fully deployed capital basis. Our debt-to-equity ratio is directly correlated to the make-up of our RMBS portfolio; specifically, the higher percentage of Agency RMBS we hold, the higher our debt-to-equity ratio is, and vice versa. We may alter the percentage allocation of our portfolio between Agency and non-Agency RMBS depending on the quality of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from common stock offerings we conduct. The debt-to-equity ratio range has been driven by our relatively stable asset allocation between Agency and non-Agency RMBS, as disclosed above. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Repurchase Agreements” for further discussion.
We recognize that investing in our target assets is competitive and that we compete with other investment vehicles for attractive investment opportunities. We rely on our management team and our dedicated team of investment professionals provided by our external manager to identify investment opportunities. In addition, we have benefited and expect to continue to benefit from our external manager’s analytical and portfolio management expertise and infrastructure. We believe that our significant focus on the RMBS area, the extensive RMBS expertise of our investment team, our strong analytics and our disciplined relative value investment approach give us a competitive advantage versus our peers.
We have elected to be treated as a REIT for U.S. federal income tax purposes. To qualify as a REIT we are required to meet certain investment and operating tests and annual distribution requirements. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders, do not participate in prohibited transactions and maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated certain of our subsidiaries as TRSs, as defined in the Code, to engage in such activities, and we may form additional TRSs in the future. We also operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act. While we do not currently originate or service loans, certain of our subsidiaries have obtained the requisite licenses and approvals to purchase and sell mortgage loans and to hold and manage MSR.
On December 19, 2012, we completed the contribution of our portfolio of single-family rental properties to Silver Bay, a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. We contributed our equity interests in the wholly owned subsidiary, Two Harbors Property Investment LLC to Silver Bay, and in exchange for the contribution, received shares of common stock of Silver Bay. Silver Bay completed its IPO of its common stock on December 19, 2012. We distributed shares of Silver Bay common stock we received in the transaction to our stockholders on or about April 24, 2013. Because we will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the years ended December 31, 2013, 2012 and 2011.

Overview
Our 2013 efforts focused on three strategic objectives that we believe will position us for long-term success.

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

•
Executing business diversification opportunities across residential mortgage loans, MSR and other real estate assets. We pursued a variety of opportunities that leverage our core competencies of credit and prepayment risk management. In late 2011, we began acquiring prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions in order to establish a nonconforming loan securitization program. As of December 31, 2013, we have participated in two securitizations, one sponsored by a third party and one sponsored by a subsidiary of Two Harbors. In early 2013, we began acquiring CSL and have purchased $424.7 million in CSL as of December 31, 2013. In addition, on April 30, 2013, one of our wholly owned subsidiaries acquired a company that has approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSR. As of December 31, 2013, we held $514.4 million in MSR acquired in conjunction with the acquisition of this entity as well as MSR subsequently purchased. We are taking a measured approach as we diversify, keeping true to our strategic long-term plans and our core strengths.

•
Maintaining “best in class” investment, corporate governance, investor relations and disclosure practices. We attribute our growth to our portfolio alpha generation, innovation and best practice in corporate governance and disclosure.

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

We follow the fair value hierarchy set forth above in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we will attempt to obtain Level 2 inputs, observable market prices in inactive markets or derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs and independent pricing service models to estimate fair value measurements. At December 31, 2013, approximately 91.2% of total assets, or $15.7 billion, and approximately 5.0% of total liabilities, or $661.9 million, consisted of financial instruments recorded at fair value. As of December 31, 2013, we had $939.1 million, or approximately 5.5% of total assets reported at fair value using Level 3 inputs. See Note 16 - Fair Value to the Consolidated Financial Statements, included in this Annual Report on Form 10-K, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.
A significant portion of our assets and liabilities are at fair value and, therefore, our consolidated balance sheets and statements of comprehensive income are significantly affected by fluctuations in market prices. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. Starting in 2007, markets for asset-backed securities, including RMBS, have experienced severe dislocations. While these market disruptions continue, our assets and liabilities will be subject to valuation adjustment as well as changes in the inputs we use to measure fair value.
For the year ended December 31, 2013, our unrealized fair value gains on interest rate swap and swaption agreements, which are accounted for as derivative trading instruments under GAAP, positively affected our financial results. The change in fair value of the interest rate swaps was a result of the realization of losses on interest rates swaps unwound and subsequent resetting of interest rate swaps at more favorable rates, combined with changes to LIBOR, the swap curve, and corresponding counterparty borrowing rates during the year ended December 31, 2013. Our financial results for the year ended December 31, 2013 were positively affected by unrealized fair value gains on certain U.S. Treasuries classified as trading instruments due to their short-term investment objectives, and negatively affected by unrealized fair value losses on mortgage loans held-for-sale. Additionally, our financial results for the year ended December 31, 2013 were positively affected by an increase in fair value of MSR. For the year ended December 31, 2012, our unrealized fair value losses on interest rate swap and swaption agreements negatively affected our financial results. The change in fair value of the interest rate swaps was a result of changes to LIBOR, the swap curve, and corresponding counterparty borrowing rates during the year ended December 31, 2012. Our financial results for the year ended December 31, 2012 were positively affected by unrealized fair value gains on certain U.S. Treasuries classified as trading instruments, equity securities, which consisted solely of shares of Silver Bay common stock, and mortgage loans held-for-sale. In addition, our financial results for the year ended December 31, 2013 and 2012 were affected by the unrealized gains and losses of certain other derivative instruments that were accounted for as trading derivative instruments,

i.e., credit default swaps, TBAs, put and call options for TBAs, constant maturity swaps, short U.S. Treasuries and inverse interest-only securities. Any temporary change in the fair value of our available-for-sale securities is recorded as a component of accumulated other comprehensive income and does not impact our earnings.
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
Classification and Valuation of Available-for-Sale and Trading Securities
Our RMBS investments consist primarily of Agency RMBS and non-Agency RMBS that we classify as available-for-sale, or AFS. Our RMBS classified as available-for-sale are carried at their fair value, with changes in fair value recorded through accumulated other comprehensive income (loss), a component of stockholders’ equity, rather than through earnings. We also hold U.S. Treasuries for trading purposes. Our trading securities are carried at estimated fair value with changes in fair value recorded as a component of gain on investment securities, net in earnings. If our RMBS AFS were also classified as trading securities, there could be substantially greater volatility in our earnings.
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
Classification and Valuation of Equity Securities
The equity securities held as of December 31, 2012, which consisted solely of shares of Silver Bay common stock, were carried at fair value with changes in fair value recorded in earnings as a result of a fair value option election. Fair value was determined based on the closing market price at period end. As the shares were distributed to Two Harbors stockholders in 2013, equity securities are no longer recognized on the consolidated balance sheet as of December 31, 2013.
Classification and Valuation of Mortgage Loans Held-for-Sale
Our mortgage loans held-for-sale are carried at fair value as a result of a fair value option election, with changes in fair value recorded in earnings. Fair value is generally determined based on current secondary market pricing or cash flow models using market-based yield requirements.

Classification and Valuation of Mortgage Loans Held-for-Investment in Securitization Trusts
Our mortgage loans held-for-investment in securitization trusts are carried at fair value as a result of a fair value option election, with changes in fair value recorded in earnings. Fair value is generally determined based on current secondary market pricing or cash flow models using market-based yield requirements.
Classification and Valuation of Mortgage Servicing Rights
We account for our MSR at fair value, with changes in fair value recorded in earnings, rather than at amortized cost. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates).
Classification and Valuation of Collateralized Borrowings in Securitization Trusts
Our collateralized borrowings in securitization trusts are carried at fair value as a result of a fair value option election, with changes in fair value recorded in earnings. Fair value is generally determined based on prices obtained from third-party pricing providers, broker quotes received and other applicable market data.
The methods used by us to estimate fair value for available-for-sale securities, trading securities, equity securities, mortgage loans, MSR and collateralized borrowings may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe that our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We use inputs that are current as of the measurement date, which in periods of market dislocation, may have reduced transparency.
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
Our interest income on our non-Agency RMBS rated below AA, including unrated securities, is recognized in accordance with estimated cash flows. Cash flows from a security are estimated by applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the investment are recognized as interest income under the effective yield method. We review and, if appropriate, make adjustments to our cash flow projections at least quarterly and monitor these projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized on, or the carrying value of, such securities.
For non-Agency RMBS purchased at a discount, we account for differences between contractual cash flows and cash flows expected to be collected from our initial investment in debt securities acquired if those differences are attributable, at least in part, to credit quality. We limit the yield that may be accreted (accretable yield) to the excess of an estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the initial investment. The excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference or designated credit reserve) is not recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected is recognized prospectively through adjustment of the yield over the remaining life of the security. Decreases in cash flows expected to be collected are recognized as impairments.
Interest income on mortgage loans is recognized at the loan coupon rate. Loans are considered past due when they are 30 days past their contractual due date. Interest income recognition is suspended when mortgage loans are placed on nonaccrual status. Generally, mortgage loans are placed on nonaccrual status when delinquent for more than 60 days or when determined not to be probable of full collection. Interest accrued, but not collected, at the date mortgage loans are placed on nonaccrual is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Mortgage loans are restored to accrual status only when contractually current or the collection of future payments is reasonably assured.
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
Income Taxes
Our financial results are generally not expected to reflect provisions for current or deferred income taxes, except for those taxable benefits or provisions recognized by our taxable REIT subsidiaries. We estimate, based on existence of sufficient evidence, the ability to realize the remainder of any deferred tax asset our TRSs recognize. Any adjustments to such estimates will be made in the period such determination is made. We plan to operate in a manner that will allow us to qualify for taxation as a REIT. As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal corporate level taxes. However, many of the REIT requirements are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income taxes.

Market Conditions and Outlook
The key macroeconomic factors that impact our business are home prices, interest rates and employment. Home price performance is important to our non-Agency portfolio. We are continuing to see signs of stabilization and improvements in housing prices. Forecasts call for a continuation of home price appreciation in the next several years, albeit at a slower pace than in the recent past. Despite the improvement in housing prices, many borrowers’ loan-to-values remain high and have the effect of limiting a borrower’s ability to refinance despite low rates and government policy programs that promote refinancing. The low interest rate environment is expected to persist, absent a substantial improvement in economic conditions and employment, influencing funding costs and prepayment speeds. A low Federal Funds Target Rate is expected to benefit funding costs for the next few years. Employment trends have begun to improve; however, current unemployment levels remain stubbornly high. Next to loan-to-value ratios, employment is the most powerful determinant of a homeowner’s ongoing likelihood to pay their mortgage.
The 2013 fiscal year continued to produce a number of regulatory and policy actions in an effort to improve economic conditions and increase liquidity in the financial markets as well as other actions related to the fall-out from the financial and foreclosure crises. While not intended to be comprehensive, listed below are a few of the more notable regulatory and policy events that could impact execution of our investment strategy:

•
The Federal Reserve continued actions to lower long-term interest rates. During 2012, the Federal Reserve launched QE3, a policy that involves large-scale purchases of Agency RMBS by the Federal Reserve. The intent of QE3 is to continue downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative. In June 2013, based on the strength of economic data in the second quarter, the Federal Reserve suggested a potential tapering of RMBS purchases which impacted the market. However, the Federal Reserve later announced that monthly purchases of RMBS would remain at $85 billion for the near future, which brought interest rates down toward the end of the third quarter, yet still materially above the lows seen in the early part of 2013. In December 2013, the Federal Reserve announced plans to modestly reduce the pace of its asset purchases, first by lowering monthly purchases in January 2014 to $75 billion, which was later reduced to $65 billion and only slightly impacted the market. The Federal Reserve has indicated that it will likely keep short-term interest rates at “exceptionally low levels” well past the time unemployment falls below 6.5 percent, especially if inflation stays below its 2 percent target as expected.

•
In January 2014, Mel Watt was sworn in as Director of the FHFA and in February 2014, Janet Yellen was sworn in as Federal Reserve Chair. It is generally perceived that Ms. Yellen will follow retiring Chairman Ben Bernanke’s policies closely at least during the initial stages of her tenure. Conversely, Mr. Watt has announced that he intends to delay the implementation of the higher guarantee fees until further review of the policy can be completed, and it has been widely speculated that he may overhaul HARP.

•
In April 2013, the FHFA’s HARP 2.0 program was extended through December 31, 2015 in an effort to attract more eligible borrowers who can benefit from refinancing their home mortgage. Key provisions of the program include eliminating certain risk-based fees for borrowers, removing the 125 percent loan-to-value ceiling, waiving certain representations and warranties, and eliminating the need for new property appraisals where there is a reliable automated valuation model. The program’s objective to provide an opportunity for responsible homeowners to refinance and encourage borrowers to continue paying on their loans will impact the prepayment speed on certain RMBS. We believe that our portfolio prepayment protection characteristics will be largely isolated from this program.

•
Senators Boxer and Menendez reintroduced their refinance legislation, the Responsible Homeowner Refinancing Act, or HARP 3.0, in 2013. The bill seeks to expand eligibility under HARP by removing barriers to competition, guaranteeing equal access to streamlined refinancing for all GSE borrowers, eliminating up-front fees on refinances and appraisal costs for all borrowers, and further streamlining the application process.

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

We expect that the U.S. government will continue to introduce new programs in 2014 in an effort to stabilize economic conditions and increase liquidity in the financial markets. The U.S. economy continues to be burdened by the European debt crisis, elevated unemployment numbers and a struggling housing market, which, despite signs of an approaching recovery, remains weighted with backlogs of homes in the foreclosure process. Meanwhile, mortgage servicers continue to evaluate the impacts of the recent settlement with several state Attorneys General and state and federal regulators over improper servicing and foreclosure practices and the adoption by several states of various legislation aimed at curtailing or modifying foreclosure processes. Events such as these will continue to affect the performance of our portfolio. We will continue to monitor these and other regulatory and policy activities closely.
The following table provides the weighted average CPR on our Agency RMBS throughout 2013:

	Three Months Ended
Agency RMBS	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Weighted Average CPR	7.9%	8.7%	8.7%	7.0%

We believe our blended Agency and non-Agency strategies and our investing expertise will allow us to better navigate the dynamic RMBS environment while future regulatory and policy activities take shape. Having a diversified portfolio allows us to mitigate a variety of risks, including interest rate and RMBS spread volatility. As such, we have diversified into several target assets that capitalize on our prepayment and credit expertise, including MSR, prime nonconforming residential mortgage loans and CSL.
We expect that the majority of our assets will remain in whole-pool Agency RMBS in light of the long-term attractiveness of the asset class and in order to continue to satisfy the requirements of our exemption from registration under the 1940 Act. Interest-only Agency securities and MSR also provide a complementary investment and risk-management strategy to our principal and interest Agency RMBS investments. In addition, during the year ended December 31, 2013, we increased our position in hybrid adjustable rate mortgages, or ARMs, due to their attractive risk-adjusted returns and availability in the market. Risk-adjusted returns in our Agency RMBS portfolio may decline if we are required to pay higher purchase premiums due to lower interest rates or additional liquidity in the market. Additionally, the Federal Reserve’s continuing purchases of RMBS and other policy changes may impact the returns of our Agency RMBS portfolio.

The following table provides the carrying value of our RMBS portfolio by product type:

(dollars in thousands)	December 31, 2013		December 31, 2012
Agency
Fixed Rate	$8,490,788	68.0%	$10,823,674	77.5%
Hybrid ARMs	1,006,621	8.1%	188,429	1.3%
Total Agency	9,497,409	76.1%	11,012,103	78.8%
Agency Derivatives	218,509	1.8%	301,264	2.2%
Non-Agency
Senior	2,282,132	18.3%	2,132,272	15.3%
Mezzanine	468,667	3.8%	518,466	3.7%
Interest-only securities	8,519	—%	4,113	—%
Total Non-Agency	2,759,318	22.1%	2,654,851	19.0%
Total	$12,475,236		$13,968,218

Prepayment speeds and volatility due to interest rates
Our Agency RMBS portfolio is subject to inherent prepayment risk because, generally, a decline in interest rates that leads to rising prepayment speeds will cause the market value of our interest-only securities and MSR to deteriorate, but will cause the market value of our fixed coupon Agency pools to increase. The inverse relationship occurs when interest rates increase and prepayments slow. Housing prices have increased over the past few years, but are still generally much lower than at the peak of the housing market. This fact, combined with elevated unemployment rates and housing inventory, leads us to expect that there will not be a significant increase in prepayment speeds in 2014. However, given the overall low level of interest rates and the extension of HARP 2.0 to the end of 2015, prepayment speeds, particularly due to refinancings, may increase on many RMBS. These government actions, combined with other potential government programs, could also lead to a further increase in prepayment speeds in RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio management approach, including our security selection process, positions us to ideally respond to a variety of market scenarios, including an overall faster prepayment environment.
Although we are unable to predict the movement in interest rates in 2014 and beyond, our diversified portfolio management strategy is intended to generate attractive yields with a low level of sensitivity to changes in the yield curve, prepayments and interest rates.
Our portfolio includes Agency securities, which includes bonds with explicit prepayment protection, $85,000 maximum loan balance pools (securities collateralized by loans of less than $85,000 in principal), other low loan balances (securities collateralized by loans of less than $175,000, but more than $85,000 in principal), high loan-to-value (or LTV) ratios (securities collateralized by loans with greater or equal to 80% LTV predominantly comprised of Making Homeownership Affordable (or MHA) pools that consist of borrowers who have refinanced through HARP), home equity conversion mortgages (securities collateralized by reverse mortgages), low FICO scores (lower credit borrowers), and seasoned bonds reflecting less prepayment risk due to previously experienced high levels of refinancing. We believe these RMBS characteristics reduce the prepayment risk to the portfolio.

The following tables provide the carrying value of our Agency RMBS portfolio by vintage and prepayment protection:

	As of December 31, 2013
	Agency RMBS AFS		Agency Derivatives	Total Agency RMBS
(dollars in thousands)	Fixed Rate	Hybrid ARMs
Other low loan balances	$505,565	$—	$—	$505,565	5%
High LTV (predominantly MHA)	2,319,464	—	—	2,319,464	24%
Home equity conversion mortgages	1,792,937	—	—	1,792,937	19%
$85K Max Pools	1,313,097	—	—	1,313,097	14%
Low FICO	679,336	—	—	679,336	7%
Seasoned (2005 and prior vintages)	270,549	110,324	148,221	529,094	5%
Pre-pay lock-out or penalty-based	495,796	6,551	—	502,347	5%
2006 and subsequent vintages	872,334	519,047	—	1,391,381	14%
2006 and subsequent vintages - discount	241,710	370,699	70,288	682,697	7%
Total	$8,490,788	$1,006,621	$218,509	$9,715,918	100%

	As of December 31, 2012
	Agency RMBS AFS		Agency Derivatives	Total Agency RMBS
(dollars in thousands)	Fixed Rate	Hybrid ARMs
Other low loan balances	$1,720,319	$—	$—	$1,720,319	16%
High LTV (predominantly MHA)	2,904,683	—	—	2,904,683	27%
Home equity conversion mortgages	1,906,957	—	—	1,906,957	17%
$85K Max Pools	2,262,443	—	—	2,262,443	20%
Low FICO	781,855	—	—	781,855	7%
Seasoned (2005 and prior vintages)	345,412	129,940	207,869	683,221	5%
Pre-pay lock-out or penalty-based	541,495	13,502	—	554,997	4%
2006 and subsequent vintages	200,390	44,987	—	245,377	2%
2006 and subsequent vintages - discount	160,120	—	93,395	253,515	2%
Total	$10,823,674	$188,429	$301,264	$11,313,367	100%

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
The following tables provide discount information on our non-Agency RMBS portfolio:

	As of December 31, 2013
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$3,496,359	$644,636	$333,358	$4,474,353
Unamortized discount
Designated credit reserve	(1,124,838)	(109,611)	—	(1,234,449)
Unamortized net discount	(594,726)	(151,187)	(325,646)	(1,071,559)
Amortized Cost	$1,776,795	$383,838	$7,712	$2,168,345

	As of December 31, 2012
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$3,685,422	$753,084	$65,493	$4,503,999
Unamortized discount
Designated credit reserve	(1,179,811)	(111,135)	—	(1,290,946)
Unamortized net discount	(718,101)	(216,459)	(61,930)	(996,490)
Amortized Cost	$1,787,510	$425,490	$3,563	$2,216,563

Credit losses
Although our Agency portfolio is supported by U.S. Government Agency and federally chartered corporation guarantees of payment of principal and interest, we are exposed to credit risk in our non-Agency RMBS portfolio and mortgage loans. However, the credit support built into non-Agency RMBS deal structures is designed to provide a level of protection from potential credit losses for more senior tranches. In addition, the discounted purchase prices paid on our non-Agency RMBS and CSL provide additional insulation from credit losses in the event we receive less than 100% of par on such assets. We evaluate credit risk on our non-Agency investments and CSL through a comprehensive asset selection process, which is predominantly focused on quantifying and pricing credit risk, including extensive initial modeling and scenario analysis. We review on an ongoing basis our non-Agency RMBS and CSL based on a quantitative and qualitative analysis of the risk-adjusted returns on such investments and through ongoing asset surveillance. Specific to our non-Agency RMBS, at purchase, we estimate the portion of the discount we do not expect to recover and factor that into our expected yield and accretion methodology. We may also record an other-than-temporary impairment, or OTTI, for a portion of our investment in a security to the extent we believe that the amortized cost exceeds the present value of expected future cash flows. Nevertheless, unanticipated credit losses could occur, adversely impacting our operating results.
Counterparty exposure and leverage ratio
We monitor counterparty exposure in our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well capitalized organizations and we attempt to manage our cash balances across these organizations to reduce our exposure to a single counterparty.
As of December 31, 2013, we had entered into repurchase agreements with 25 counterparties, 20 of which had outstanding balances at December 31, 2013. In addition, we have entered into two facilities that provide short-term financing for our mortgage loan collateral during our aggregation period, both of which had outstanding balances at December 31, 2013. As of December 31, 2013, we had a total consolidated debt to equity ratio of 3.3 times. As of December 31, 2013, we had $1.0 billion in cash and cash equivalents, approximately $66.1 million of unpledged Agency securities and derivatives and $52.4 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity on our unpledged RMBS of approximately $92.7 million. We also had approximately $6.3 million of unpledged prime nonconforming residential mortgage loans and $337.5 million of unpledged CSL and an overall estimated unused borrowing capacity on unpledged mortgage loans held-for-sale of approximately $191.3 million. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than if we carried higher leverage. Additionally, in January 2014 the Basel Committee announced it would loosen its leverage ratio definition for banks, which we believe may dispel any concern of increased volatility in the securities financing market in the near term. We will continue to monitor these and other regulatory and policy activities closely.
We also monitor exposure to our securitization and MSR counterparties. In connection with these transactions, we are required to make certain representations and warranties to the purchasers of the loans underlying the assets we own. If the representations and warranties that we are required to make to the purchasers of the underlying loans in these transactions are inaccurate, we may be obligated to repurchase certain mortgage loans, which may impact the profitability of these investments. Although we obtain representations and warranties from the counterparty from whom we acquired the relevant asset, if those representations and warranties do not directly mirror those we make to the purchaser of the underlying loans, or if we are unable to enforce the representations and warranties against the party for a variety of reasons, including the financial condition or insolvency of the counterparty, we may not be able to seek indemnification from our counterparties for any losses attributable to the breach.

Summary of Results of Operations and Financial Condition
Our reported GAAP net income attributable to common stockholders was $239.4 million ($0.66 per diluted weighted share) for the three months ended December 31, 2013 as compared to $189.3 million ($0.63 per diluted weighted share) for the three months ended December 31, 2012. Our reported GAAP net income attributable to common stockholders was $579.0 million ($1.65 per diluted weighted share) for the year ended December 31, 2013 as compared to $291.9 million ($1.20 per diluted weighted share) for the year ended December 31, 2012.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of securities do not impact our GAAP or taxable income but are recognized on our balance sheet as a change in stockholder’s equity under “accumulated other comprehensive income (loss).” As a result of this fair value accounting through stockholder’s equity, we expect our net income to have less significant fluctuations and result in less GAAP to taxable income timing differences, than if the portfolio were accounted as trading instruments. For the three months ended December 31, 2013 and 2012, net unrealized losses on available-for-sale securities recognized as other comprehensive loss were $68.0 million and $3.9 million, respectively, which resulted in comprehensive income of $171.4 million for the three months ended December 31, 2013 as compared to $185.4 million for the three months ended December 31, 2012. For the year ended December 31, 2013, net unrealized losses on available-for-sale securities recognized as other comprehensive loss were $251.7 million and for the year ended December 31, 2012, net unrealized gains on available-for-sale securities recognized as other comprehensive income were $755.2 million, which resulted in comprehensive income of $327.3 million for the year ended December 31, 2013 as compared to $1.0 billion for the year ended December 31, 2012.
On December 17, 2013, we declared a cash dividend of $0.26 per diluted share. For the year ended December 31, 2013, we declared total dividends of $2.18 per share, including cash dividends of $1.17 per share and the Silver Bay common stock distribution amounting to $1.01 per share, as measured in accordance with GAAP. Our GAAP book value per diluted common share was $10.56 at December 31, 2013, a decrease from $11.54 book value per diluted common share at December 31, 2012.

The following tables present the components of our comprehensive income for the three and twelve months ended December 31, 2013 and 2012, and the twelve months ended December 31, 2011:

(in thousands)	Three Months Ended		Year Ended
	December 31,		December 31,
	2013	2012	2013	2012	2011
Interest income:
Available-for-sale securities	$120,934	$135,466	$507,180	$448,620	$197,126
Trading securities	1,928	1,295	5,963	4,873	4,159
Mortgage loans held-for-sale	6,776	247	22,185	609	2
Mortgage loans held-for-investment in securitization trusts	7,548	—	19,220	—	—
Cash and cash equivalents	271	324	1,043	944	347
Total interest income	137,457	137,332	555,591	455,046	201,634
Interest expense:
Repurchase agreements	22,097	24,369	89,470	72,106	22,709
Collateralized borrowings in securitization trusts	4,825	—	10,937	—	—
Interest expense	26,922	24,369	100,407	72,106	22,709
Net interest income	110,535	112,963	455,184	382,940	178,925
Other-than temporary impairment losses	—	(1,642)	(1,662)	(10,952)	(5,102)
Other income:
Gain (loss) on investment securities	97,850	108,219	(54,430)	122,466	36,520
Gain (loss) on interest rate swap and swaption agreements	21,841	(6,096)	245,229	(159,775)	(86,769)
Gain (loss) on other derivative instruments	29,290	(27,276)	95,345	(40,906)	26,755
(Loss) gain on mortgage loans	(8,584)	1,679	(33,846)	2,270	—
Servicing income	10,560	—	12,011	—	—
Servicing asset valuation	13,065	—	13,881	—	—
Other (loss) income	(2,001)	—	14,619	—	—
Total other income (loss)	162,021	76,526	292,809	(75,945)	(23,494)
Expenses:
Management fees	12,319	9,886	41,707	33,168	14,241
Securitization deal costs	—	—	4,153	—	—
Servicing expenses	2,561	—	3,761	—	—
Other operating expenses	12,395	6,255	37,259	17,678	9,673
Total expenses	27,275	16,141	86,880	50,846	23,914
Income from continuing operations before income taxes	245,281	171,706	659,451	245,197	126,415
Provision for (benefit from) income taxes	6,602	(10,203)	84,411	(42,219)	(1,106)
Net income from continuing operations	238,679	181,909	575,040	287,416	127,521
Income (loss) from discontinued operations	735	7,391	3,999	4,490	(89)
Net income attributable to common stockholders	$239,414	$189,300	$579,039	$291,906	$127,432

(in thousands, except share data)	Three Months Ended		Year Ended
	December 31,		December 31,
	2013	2012	2013	2012	2011
Basic earnings per weighted average common share:
Continuing operations	$0.66	$0.62	$1.64	$1.19	$1.29
Discontinued operations	—	0.03	0.01	0.02	—
Net income	$0.66	$0.65	$1.65	$1.21	$1.29
Diluted earnings per weighted average common share:
Continuing operations	$0.66	$0.61	$1.64	$1.18	$1.29
Discontinued operations	—	0.02	0.01	0.02	—
Net income	$0.66	$0.63	$1.65	$1.20	$1.29
Dividends declared per common share	$0.26	$0.55	$1.17	$1.71	$1.60
Weighted average number of shares of common stock:
Basic	364,700,903	295,492,372	350,361,827	242,014,751	98,826,868
Diluted	364,700,903	296,229,245	350,992,387	242,432,156	98,826,868
Comprehensive income:
Net income	$239,414	$189,300	$579,039	$291,906	$127,432
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net	(68,039)	(3,938)	(251,723)	755,174	(81,335)
Other comprehensive (loss) income	(68,039)	(3,938)	(251,723)	755,174	(81,335)
Comprehensive income	$171,375	$185,362	$327,316	$1,047,080	$46,097

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The following analysis focuses on the results generated during the three and twelve months ended December 31, 2013 and 2012.
Interest Income and Average Portfolio Yield
For the three and twelve months ended December 31, 2013, we recognized $120.9 million and $507.2 million, respectively, of interest income from our Agency and non-Agency RMBS AFS portfolio. Our RMBS AFS portfolio’s average amortized cost of securities was approximately $11.9 billion and $12.9 billion for the three and twelve months ended December 31, 2013, resulting in an annualized net yield of approximately 4.1% and 3.9%, respectively. For the three and twelve months ended December 31, 2012, we recognized $135.5 million and $448.6 million, respectively, of interest income from our Agency and non-Agency RMBS AFS portfolio. Our RMBS AFS portfolio’s average amortized cost of securities was approximately $13.8 billion and $10.7 billion for the three and twelve months ended December 31, 2012, resulting in an annualized net yield of approximately 3.9% and 4.2%, respectively.
For the three and twelve months ended December 31, 2013, we recognized $35.0 million and $162.2 million, respectively, of net premium amortization on our Agency RMBS AFS, including our interest-only securities. This resulted in an overall net asset yield of approximately 3.0% and 2.8%, respectively, excluding inverse interest-only securities which are accounted for as derivatives. For the three and twelve months ended December 31, 2013, we recognized $33.5 million and $143.2 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 8.9% and 9.0%, respectively. For the three and twelve months ended December 31, 2012, we recognized $43.9 million and $137.5 million, respectively, of net premium amortization on our Agency RMBS AFS, including our interest-only securities. This resulted in an overall net asset yield of approximately 2.9% for both periods, excluding inverse interest-only securities which are accounted for as derivatives. For the three and twelve months ended December 31, 2012, we recognized $37.3 million and $136.5 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 9.5% and 9.6%, respectively. The decrease in gross and net yields for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was due primarily to the deployment of new capital in both Agency and non-

Agency RMBS AFS with lower loss adjusted yields. However, the increase in gross and net yields for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 was predominantly driven by slower prepayments as interest rates rose toward the end of the fourth quarter.
The following tables present the components of the net yield earned by investment type on our RMBS AFS portfolio as a percentage of our average amortized cost of securities (ratios for the periods have been annualized):

	Three Months Ended December 31, 2013			Year Ended December 31, 2013
	Agency	Non-Agency	Consolidated	Agency	Non-Agency	Consolidated
Gross Yield/Stated Coupon	4.4%	2.9%	4.1%	4.3%	2.8%	4.1%
Net (Premium Amortization)/Discount Accretion	(1.4)%	6.0%	—%	(1.5)%	6.2%	(0.2)%
Net Yield (1)	3.0%	8.9%	4.1%	2.8%	9.0%	3.9%

	Three Months Ended December 31, 2012			Year Ended December 31, 2012
	Agency	Non-Agency	Consolidated	Agency	Non-Agency	Consolidated
Gross Yield/Stated Coupon	4.4%	2.7%	4.1%	4.5%	2.7%	4.2%
Net (Premium Amortization)/Discount Accretion	(1.5)%	6.8%	(0.2)%	(1.6)%	6.9%	—%
Net Yield (1)	2.9%	9.5%	3.9%	2.9%	9.6%	4.2%
____________________

(1)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following tables provide the components of interest income and net asset yield by investment type on our RMBS AFS portfolio:

	Three Months Ended December 31, 2013			Year Ended December 31, 2013
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average amortized cost	$9,622,675	$2,248,949	$11,871,624	$10,615,981	$2,323,307	$12,939,288
Coupon interest	105,994	16,435	122,429	460,881	65,321	526,202
Net (premium amortization)/discount accretion	(34,987)	33,492	(1,495)	(162,229)	143,207	(19,022)
Interest income	$71,007	$49,927	$120,934	$298,652	$208,528	$507,180
Net asset yield	3.0%	8.9%	4.1%	2.8%	9.0%	3.9%

	Three Months Ended December 31, 2012			Year Ended December 31, 2012
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average amortized cost	$11,601,486	$2,192,618	$13,794,104	$8,755,751	$1,992,499	$10,748,250
Coupon interest	127,275	14,760	142,035	395,005	54,618	449,623
Net (premium amortization)/discount accretion	(43,872)	37,303	(6,569)	(137,484)	136,481	(1,003)
Interest income	$83,403	$52,063	$135,466	$257,521	$191,099	$448,620
Net asset yield	2.9%	9.5%	3.9%	2.9%	9.6%	4.2%

For the three and twelve months ended December 31, 2013, we recognized $1.9 million and $6.0 million of interest income, respectively, associated with our trading U.S. Treasuries, or approximately 0.8% and 0.6% annualized net yield on average amortized cost. Additionally, for the three and twelve months ended December 31, 2013, we recognized $6.8 million and $22.2 million of interest income, respectively, associated with our mortgage loans held-for-sale, or approximately 4.9% and 4.7% annualized net yield on average carrying value. For the three and twelve months ended December 31, 2013, we also recognized

$7.5 million and $19.2 million of interest income associated with our mortgage loans held-for-investment in securitization trusts, or approximately 3.7% and 4.0% annualized net yield on average carrying value.
For the three and twelve months ended December 31, 2012, we recognized $1.3 million and $4.9 million of interest income, respectively, associated with our trading U.S. Treasuries, or approximately 0.5% annualized net yield on average amortized cost for both periods. Additionally, for the three and twelve months ended December 31, 2012, we recognized $0.2 million and $0.6 million of interest income, respectively, associated with our mortgage loans held-for-sale, or approximately 4.2% and 4.4% annualized net yield on average carrying value. The increase in interest income on mortgage loans held-for-sale during the 2013 periods as compared to the 2012 periods was the result of a large increase in the unpaid principal balance held. We did not hold any mortgage loans held-for-investment in securitization trusts during the three and twelve months ended December 31, 2012.
Interest Expense and the Cost of Funds
For the three and twelve months ended December 31, 2013, we recognized $20.4 million and $82.6 million, respectively, in interest expense on our borrowed funds collateralized by RMBS AFS. For the same three and twelve month periods, our average outstanding balance under repurchase agreements to fund RMBS AFS was approximately $11.0 billion and $11.7 billion, respectively. The average cost of funds, excluding interest spread expense associated with interest rate swaps, for the three and twelve months ended December 31, 2013 was 0.7% for both periods. For the three and twelve months ended December 31, 2012, we recognized $22.8 million and $67.2 million, respectively, in interest expense on our borrowed funds collateralized by RMBS AFS. For the same three and twelve month periods, our average outstanding balance under repurchase agreements to fund RMBS AFS was approximately $12.5 billion and $9.5 billion, respectively, resulting in an average cost of funds on our RMBS AFS, excluding interest spread expense associated with interest rate swaps, of 0.7% for both periods. The increase in interest expense on our borrowed funds collateralized by RMBS AFS for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was due to our increased capital base. However, due to the rising rate environment, we reduced leverage on our Agency RMBS and held a higher amount of cash on hand in order to protect stockholders’ equity from a near term widening of spreads and rates in the marketplace, resulting in a decrease in interest expense on our borrowed funds collateralized by RMBS AFS for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012.
For the three and twelve months ended December 31, 2013, we recognized $0.7 million and $3.5 million, respectively, of interest expense associated with the financing of our U.S. Treasuries and Agency inverse interest-only derivatives, or an average cost of funds of approximately 0.3% and 0.3%. For the three and twelve months ended December 31, 2012, we recognized $1.4 million and $4.6 million, respectively, of interest expense associated with the financing of our U.S. Treasuries and Agency inverse interest-only derivatives, or an average cost of funds of approximately 0.5% and 0.4%. The decrease in interest expense associated with the financing of U.S. Treasuries and Agency inverse interest-only derivatives during the 2013 periods as compared to the 2012 periods was the result of a decrease in the outstanding balance under repurchase agreements.
Additionally, for the three and twelve months ended December 31, 2013, we recognized $1.0 million and $3.4 million, respectively, of interest expense associated with the financing of our mortgage loans held-for-sale, or an average cost of funds of approximately 2.9% and 2.8%. For the three and twelve months ended December 31, 2012, we recognized $0.1 million and $0.3 million, respectively, of interest expense associated with the financing of our mortgage loans held-for-sale, or an average cost of funds of approximately 2.6% and 2.7%. The increase in interest expense associated with the financing of mortgage loans held-for-sale during the 2013 periods as compared to the 2012 periods was the result of an increase in the outstanding balance under repurchase agreements.
For the three and twelve months ended December 31, 2013, we also recognized $4.8 million and $10.9 million, respectively, of interest expense associated with the financing of our mortgage loans held-for-investment in securitization trusts, or an average cost of funds of approximately 3.0% and 2.6%. We did not hold or finance any mortgage loans held-for-investment in securitization trusts during the three and twelve months ended December 31, 2012.
The funds borrowed during the year ended December 31, 2013 resulted in a total consolidated debt-to-equity ratio of 3.3:1.0, a decrease from the overall debt-to-equity ratio as of December 31, 2012 of 3.7:1.0, primarily due to our increased capital base.
Net Interest Income
For the three and twelve months ended December 31, 2013, net interest income on our RMBS AFS portfolio was $100.6 million and $424.5 million, respectively, resulting in a net interest spread of approximately 3.4% and 3.2%, respectively. For the three and twelve months ended December 31, 2012, net interest income on our RMBS AFS portfolio was $112.7 million and $381.4 million, respectively, resulting in a net interest spread of approximately 3.2% and 3.5%, respectively. The decrease in net interest spread for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was due primarily to the deployment of new capital in both Agency and non-Agency RMBS AFS with lower loss adjusted yields and tighter spreads. However, the increase in net interest spread for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 was predominantly driven by slower prepayments as interest rates rose toward the end of the fourth quarter.

The following tables provide the interest income and expense incurred in the three and twelve months ended December 31, 2013 and 2012:

	Three Months Ended December 31, 2013			Year Ended December 31, 2013
(dollars in thousands)	Agency(1)	Non-Agency	Total	Agency(1)	Non-Agency	Total
Average available-for-sale securities held (2)	$9,622,675	$2,248,949	$11,871,624	$10,615,981	$2,323,307	$12,939,288
Total interest income	$71,007	$49,927	$120,934	$298,652	$208,528	$507,180
Yield on average investment securities	3.0%	8.9%	4.1%	2.8%	9.0%	3.9%
Average balance of repurchase agreements	$9,118,057	$1,846,686	$10,964,743	$10,226,860	$1,488,727	$11,715,587
Total interest expense (3) (4)	$10,663	$9,715	$20,378	$49,230	$33,412	$82,642
Average cost of funds (4)	0.5%	2.1%	0.7%	0.5%	2.2%	0.7%
Net interest income	$60,344	$40,212	$100,556	$249,422	$175,116	$424,538
Net interest rate spread	2.5%	6.8%	3.4%	2.3%	6.8%	3.2%

	Three Months Ended December 31, 2012			Year Ended December 31, 2012
(dollars in thousands)	Agency(1)	Non-Agency	Total	Agency(1)	Non-Agency	Total
Average available-for-sale securities held (2)	$11,601,486	$2,192,618	$13,794,104	$8,755,751	$1,992,499	$10,748,250
Total interest income	$83,403	$52,063	$135,466	$257,521	$191,099	$448,620
Yield on average investment securities	2.9%	9.5%	3.9%	2.9%	9.6%	4.2%
Average balance of repurchase agreements	$11,314,694	$1,155,713	$12,470,407	$8,481,173	$1,038,720	$9,519,893
Total interest expense (3) (4)	$15,299	$7,493	$22,792	$41,766	$25,478	$67,244
Average cost of funds (4)	0.5%	2.6%	0.7%	0.5%	2.5%	0.7%
Net interest income	$68,104	$44,570	$112,674	$215,755	$165,621	$381,376
Net interest rate spread	2.4%	6.9%	3.2%	2.4%	7.1%	3.5%
____________________

(1)
Excludes inverse interest-only securities which are classified as derivatives under U.S. GAAP. For the three and twelve months ended December 31, 2013, our average annualized yield on our Agency RMBS, including inverse interest-only securities, was 3.1% and 2.9%, respectively, compared to 2.9% and 3.1% for the same periods in 2012.

(2)	Excludes change in realized and unrealized gains/(losses).

(3)	Cost of funds by investment type is based on the underlying investment type of the RMBS AFS assigned as collateral.

(4)
Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with GAAP, those costs are included in loss on interest rate swap and swaption agreements in the consolidated statements of comprehensive income. For the three and twelve months ended December 31, 2013, our average cost of funds, including interest spread expense associated with interest rate swaps and including inverse interest-only securities (see footnote 1 above), was 1.1% and 1.3%, respectively, compared to 1.1% and 1.1% for the same periods in 2012.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. We did not recognize any OTTI losses during the three months ended December 31, 2013. For the year ended December 31, 2013, we recognized $1.7 million of OTTI losses, compared to $1.6 million and $11.0 million for the three and twelve months ended December 31, 2012. The decrease in OTTI during the three and twelve months ended December 31, 2013 compared to the same periods in 2012 was generally driven by recovery in the non-Agency market from December 31, 2012 to December 31, 2013. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 5 - Available-for-Sale Securities, at Fair Value of the notes to the consolidated financial statements.
Gain (Loss) on Investment Securities
During the three and twelve months ended December 31, 2013, we sold AFS securities for $376.0 million and $4.4 billion with an amortized cost of $277.3 million and $4.5 billion, for net realized gains of $98.7 million and losses of $64.5 million, respectively. We also sold U.S. Treasuries for $1.0 billion with an amortized cost of $997.9 million, for net realized gains of $3.0 million for the year ended December 31, 2013. We did not sell any U.S. Treasuries during the three months ended December 31, 2013. During the three and twelve months ended December 31, 2012, we sold AFS securities for $3.2 billion and $3.4 billion with an amortized cost of $3.1 billion and $3.3 billion, respectively, for net realized gains of $103.1 million and $112.9 million, respectively. We also sold U.S. Treasuries for $1.0 billion with an amortized cost of $1.0 billion, for a net realized gain of $1.7 million for the year ended December 31, 2012. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that our management believes have higher risk-adjusted returns.
For the three and twelve months ended December 31, 2013, trading securities experienced unrealized losses of $0.8 million and $1.0 million, respectively, a decrease from the same periods in 2012 due primarily to the realization of gains on trading securities sold during the year ended December 31, 2013. For the three and twelve months ended December 31, 2012, trading securities experienced unrealized losses of $0.7 million and unrealized gains of $2.0 million, respectively.
On March 18, 2013, we declared a special dividend pursuant to which we distributed 17,824,647 shares of Silver Bay common stock, on a pro rata basis, to our stockholders of record as of April 2, 2013. The dividend was distributed on or about April 24, 2013. As a result, we recognized $13.7 million of realized gains on the distribution as well as $5.9 million of change in unrealized losses within (loss) gain on investment securities for the year ended December 31, 2013. Also included in (loss) gain on investment securities for the year ended December 31, 2013, is $0.2 million in dividend income from the $0.01 per share dividend declared by Silver Bay on March 21, 2013.
Gain (Loss) on Interest Rate Swap and Swaption Agreements
For the three and twelve months ended December 31, 2013, we recognized $10.0 million and $58.5 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from generally paying a fixed interest rate on an average $15.4 billion and $17.0 billion notional for the three and twelve months ended December 31, 2013, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest. For the three and twelve months ended December 31, 2012, we recognized $15.4 million and $38.4 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses resulted from generally paying a fixed interest rate on an average $13.7 billion and $9.9 billion notional for the three and twelve months ended December 31, 2012, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest.
During the three and twelve months ended December 31, 2013, we terminated, had agreements mature or had options expire on 48 and 155 interest rate swap and swaption positions of $17.3 billion and $33.8 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $7.1 million and $34.5 million in full settlement of our net interest spread liability and recognized $34.2 million and $12.3 million in realized gains on the swaps and swaptions for the three and twelve months ended December 31, 2013, respectively, including early termination penalties. During the three and twelve months ended December 31, 2012, we terminated, had agreements mature or had options expire on 4 and 26 interest rate swap and swaption positions of $725.0 million and $4.5 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $0.1 million and $1.6 million in full settlement of our net interest spread liability and recognized $3.5 million and $29.6 million in realized losses on the swaps and swaptions for the three and twelve months ended December 31, 2012, respectively, including early termination penalties. We elected to terminate certain swaps to reduce our cost of financing and align with our investment portfolio.
Also included in our financial results for the three and twelve months ended December 31, 2013 was the recognition of a change in unrealized valuation losses of $2.3 million and gains of $291.5 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. For the three and twelve months ended December 31, 2012, we recognized changes in unrealized valuation gains of $12.8 million and losses of $91.7 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. The change in fair value of interest rate swaps in 2013 was a result of the realization of losses on interest rates swaps unwound and subsequent resetting of interest rate swaps at more favorable rates, combined with changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the year ended December 31, 2013. Since these swaps and swaptions are generally used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses are generally offset by unrealized gains and losses in our Agency RMBS AFS portfolio, which are recorded directly to stockholders’ equity through other comprehensive income.

The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

(in thousands)	Three Months Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
Net interest spread	$(10,031)	$(15,359)	$(58,522)	$(38,448)
Early termination, agreement maturation and option expiration gains (losses)	34,197	(3,495)	12,293	(29,579)
Change in unrealized (loss) gain on interest rate swap and swaption agreements, at fair value	(2,325)	12,758	291,458	(91,748)
Gain (loss) on interest rate swap and swaption agreements	$21,841	$(6,096)	$245,229	$(159,775)

Gain (Loss) on Other Derivative Instruments
Included in our financial results for the three and twelve months ended December 31, 2013 was the recognition of $29.3 million and $95.3 million of gains, respectively, on other derivative instruments we held for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs, put and call options for TBAs, constant maturity swaps, short U.S. Treasuries and inverse interest-only securities. Included within these three and twelve months ended December 31, 2013 results, we recognized $5.8 million and $14.0 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $238.5 million and $251.1 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. As these derivative instruments are considered trading instruments, our financial results include both realized and unrealized gains (losses) associated with these instruments.
For the three and twelve months ended December 31, 2012, we recognized $27.3 million of losses and $40.9 million of losses, respectively, on other derivative instruments we held for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs, short U.S. Treasuries and inverse interest-only securities. Included within these three and twelve months ended December 31, 2012 results, we recognized $4.0 million and $26.0 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $296.1 million and $257.6 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments.
(Loss) Gain on Mortgage Loans Held-for-Sale
For the three and twelve months ended December 31, 2013, we recorded losses on mortgage loans held-for-sale of $8.6 million and $33.8 million, respectively. Included within the results for the three and twelve months ended December 31, 2013, was $8.6 million and $13.8 million, respectively, of losses on mortgage loans held-for-sale and $20.0 million of losses on commitments to purchase mortgage loans held-for-sale for the year ended December 31, 2013. We did not recognize any gains or losses on commitments to purchase mortgage loans held-for-sale during the three months ended December 31, 2013.
For the three and twelve months ended December 31, 2012, we recorded gains on mortgage loans held-for-sale of $1.7 million and $2.3 million, respectively. Included within the results for the three and twelve months ended December 31, 2012, was $0.1 million of losses on mortgage loans held-for-sale for both periods and $1.8 million and $2.4 million, respectively, of gains on commitments to purchase and sell mortgage loans held-for-sale. The decrease in gains on mortgage loans held-for-sale during the 2013 periods as compared to the 2012 periods was due primarily to the rising rate environment.
Servicing Income
For the three and twelve months ended December 31, 2013, servicing income includes servicing and ancillary fee income of $10.6 million and $12.0 million, respectively. Because we purchased our first MSR during 2013, we did not recognize any servicing income in 2012.
Servicing Asset Valuation
For the three and twelve months ended December 31, 2013, servicing asset valuation includes an increase in fair value of MSR of $13.1 million and $13.9 million, respectively. Because we purchased our first MSR during 2013, we did not recognize any servicing asset valuation gains or losses in 2012.
Other (Loss) Income
For the three and twelve months ended December 31, 2013, we recorded other loss of $2.0 million and other income of $14.6 million, which includes $0.2 million in unrealized gains and $22.9 million in unrealized losses on mortgage loans held-for-investment in securitization trusts and $2.6 million in unrealized losses and $37.1 million in unrealized gains on collateralized borrowings in securitization trusts. Also included in other income for both the three and twelve months ended

December 31, 2013 is other mortgage loan revenue of $0.4 million. Because we participated in our first securitization deal during 2013, we did not recognize any of the above items in the other income line item in 2012.
Management Fees
We incurred management fees of $12.3 million and $41.7 million, respectively, for the three and twelve months ended December 31, 2013, and $9.9 million and $33.2 million, respectively, for the three and twelve months ended December 31, 2012, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement. The increase in management fees across comparative periods is due primarily to our increased capital base. However, these fees were reduced by $4.3 million, on the consolidated statements of comprehensive income for the year ended December 31, 2013, in accordance with the contribution transaction entered into with Silver Bay. See further discussion of the management fee calculation as well as this adjustment in Note 26 - Related Party Transactions of the notes to the consolidated financial statements.
Securitization Deal Costs
For the year ended December 31, 2013, we recognized $2.1 million in upfront costs related to the sponsoring of a securitization trust and $2.0 million in upfront costs related to the subordinated debt and excess servicing rights acquired from a securitization trust issued by a third party, which was paid upon settlement of the acquisitions. These costs are included when evaluating the economics of a securitization; however, the election of the fair value option for the assets and liabilities held in the securitization trusts requires the expense to be recognized upfront on the consolidated statements of comprehensive income. Because we participated in our first securitization deal during 2013, we did not incur any securitization deal costs in 2012.
Servicing Expenses
For the three and twelve months ended December 31, 2013, we recognized $2.6 million and $3.8 million, respectively, in servicing expenses generally related to the subservicing of mortgage loans held-for-sale and MSR. Because we purchased our first CSL and MSR during 2013, we did not recognize any servicing expenses in 2012.
Other Operating Expenses
For the three and twelve months ended December 31, 2013, we recognized $12.4 million and $37.3 million, respectively, of other operating expenses, which represents an annualized expense ratio of 1.3% and 1.0% of average equity, compared to $6.3 million and $17.7 million of expenses, which represents an annualized expense ratio of 0.7% and 0.7% of average equity, for the same periods in 2012. The increase of our operating expense ratio resulted primarily from incremental professional expenses and associated transaction costs on MSR and mortgage loan activities and amortization of certain business combination costs. We expect certain operating expenses to increase and decrease in the future in concert with the evolving contractual and infrastructure needs of our MSR and mortgage loan business platforms.
Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three and twelve months ended December 31, 2013, these direct and allocated costs totaled approximately $2.9 million and $9.9 million, compared to $3.9 million and $11.8 million of costs for the same periods in 2012. Included in these reimbursed costs was compensation paid to our executive officers, including our principal financial officer and general counsel of $0.2 million and $0.8 million for the three and twelve months ended December 31, 2013 and $0.5 million and $0.8 million for the three and twelve months ended December 31, 2012. The allocation of compensation paid to our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement. Equity based compensation expense for the three and twelve months ended December 31, 2013 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with our Restated 2009 Equity Incentive Plan (see discussion in Note 22 - Equity Incentive Plan), including our chief executive officer, chief investment officer, principal financial officer and general counsel of $0.8 million and $2.1 million, respectively.
In April 2012, we established an accounts payable function and direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services and proprietary technology, but most direct expenses with third-party vendors are paid directly by us.
Income Taxes
For the three and twelve months ended December 31, 2013, we recognized a provision for income taxes of $6.6 million and $84.4 million, respectively, which was primarily incurred due to income generated from derivative instruments held in our TRSs. Our effective tax rate for the three and twelve months ended December 31, 2013 was 2.7% and 12.7%, respectively.
For the three and twelve months ended December 31, 2012, we recognized a benefit from income taxes of $10.2 million and $42.2 million, respectively, which was primarily the result of net losses incurred on derivative instruments held in our TRSs. Our effective tax rate for the three and twelve months ended December 31, 2012 was a negative 5.7% and 16.9%, respectively.
We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Interest Income and Average Portfolio Yield
For the years ended December 31, 2012 and 2011, we recognized $448.6 million and $197.1 million, respectively, of interest income from our Agency and non-Agency RMBS AFS portfolio. Our RMBS AFS portfolio’s average amortized cost of securities was approximately $10.7 billion and $4.1 billion for the years ended December 31, 2012 and 2011, resulting in an annualized net yield of approximately 4.2% and 4.8%, respectively.
For the years ended December 31, 2012 and 2011, we recognized $137.5 million and $54.2 million, respectively, of net premium amortization on our Agency RMBS AFS, including our interest-only securities. This resulted in an overall net asset yield of approximately 2.9% and 3.5%, respectively, on our Agency RMBS AFS for these periods. For the years ended December 31, 2012 and 2011, we recognized $136.5 million and $54.5 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 9.6% for both periods. The decrease in gross and net yields across comparative periods is due primarily to the deployment of new capital in both Agency and non-Agency RMBS AFS with lower loss adjusted yields.
The following table presents the components of the net yield earned by investment type on our RMBS AFS portfolio as a percentage of our average amortized cost of securities:

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Agency	Non-Agency	Consolidated	Agency	Non-Agency	Consolidated
Gross Yield/Stated Coupon	4.5%	2.7%	4.2%	5.1%	3.3%	4.7%
Net (Premium Amortization)/Discount Accretion	(1.6)%	6.9%	—%	(1.6)%	6.3%	0.1%
Net Yield (1)	2.9%	9.6%	4.2%	3.5%	9.6%	4.8%
____________________

(1)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following table provides the components of interest income and net asset yield by investment type on our RMBS AFS portfolio:

	Year Ended December 31, 2012			Year Ended December 31, 2011
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average amortized cost	$8,755,751	$1,992,499	$10,748,250	$3,279,855	$866,279	$4,146,134
Coupon interest	395,005	54,618	449,623	168,422	28,469	196,891
Net (premium amortization)/discount accretion	(137,484)	136,481	(1,003)	(54,231)	54,466	235
Interest income	$257,521	$191,099	$448,620	$114,191	$82,935	$197,126
Net asset yield	2.9%	9.6%	4.2%	3.5%	9.6%	4.8%

For the year ended December 31, 2012, we recognized $4.9 million of interest income associated with our trading U.S. Treasuries, or approximately 0.5% net yield on average amortized cost. For the year ended December 31, 2011, we recognized $4.2 million of interest income associated with our trading U.S. Treasuries, or approximately 0.5% net yield on average amortized cost.
Interest Expense and the Cost of Funds
For the years ended December 31, 2012 and 2011, we recognized $67.2 million and $21.2 million, respectively, in interest expense on our borrowed funds collateralized by RMBS AFS. For the same periods, our average outstanding balance under repurchase agreements to fund RMBS AFS was approximately $9.5 billion and $3.6 billion, respectively. The increase in 2012 was primarily due to our increased capital base. The average cost of funds for the years ended December 31, 2012 and 2011 was 0.7% and 0.6%, respectively.
For the years ended December 31, 2012 and 2011, we recognized $4.6 million and $1.5 million, respectively, of interest expense associated with the financing of our U.S. Treasuries and Agency inverse interest-only derivatives, or an average cost of funds of approximately 0.4% and 0.2%, respectively. The funds borrowed during the year ended December 31, 2012 resulted in an overall debt-to-equity ratio of 3.7:1.0, a decrease from the overall debt-to-equity ratio as of December 31, 2011 of 5.2:1.0, primarily due to our increased capital base.

Net Interest Income
For the years ended December 31, 2012 and 2011, net interest income on our RMBS AFS portfolio was $381.4 million and $175.9 million, respectively, resulting in a net interest spread of approximately 3.5% and 4.2%. The decrease in net interest spread across comparative periods is due primarily to the deployment of new capital in both Agency and non-Agency RMBS AFS with lower loss adjusted yields and tighter spreads.
The following table provides the interest income and expense incurred in the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012			Year Ended December 31, 2011
(dollars in thousands)	Agency(1)	Non-Agency	Total	Agency(1)	Non-Agency	Total
Average available-for-sale securities held (2)	$8,755,751	$1,992,499	$10,748,250	$3,279,855	$866,279	$4,146,134
Total interest income	$257,521	$191,099	$448,620	$114,191	$82,935	$197,126
Yield on average investment securities	2.9%	9.6%	4.2%	3.5%	9.6%	4.8%
Average balance of repurchase agreements	$8,481,173	$1,038,720	$9,519,893	$3,138,789	$499,619	$3,638,408
Total interest expense (3) (4)	$41,766	$25,478	$67,244	$10,691	$10,529	$21,220
Average cost of funds (4)	0.5%	2.5%	0.7%	0.3%	2.1%	0.6%
Net interest income	$215,755	$165,621	$381,376	$103,500	$72,406	$175,906
Net interest rate spread	2.4%	7.1%	3.5%	3.2%	7.5%	4.2%
____________________

(1)
Excludes inverse interest-only securities which are classified as derivatives under U.S. GAAP. For the years ended December 31, 2012 and 2011, our average annualized yield on our Agency RMBS, including inverse interest-only securities, was 3.1% and 4.1%, respectively.

(2)	Excludes change in realized and unrealized gains/(losses).

(3)	Cost of funds by investment type is based on the underlying investment type of the RMBS AFS assigned as collateral.

(4)
Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with GAAP, those costs are included in loss on interest rate swap and swaption agreements in the consolidated statements of comprehensive income. For the years ended December 31, 2012 and 2011, our average cost of funds, including interest spread expense associated with interest rate swaps and including inverse interest-only securities (see footnote 1 above), was 1.1% and 1.1%, respectively.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the year ended December 31, 2012, we recognized $11.0 million of OTTI losses, compared to $5.1 million for the year ended December 31, 2011. The increase in OTTI during the year ended December 31, 2012 was generally driven by the $1.5 billion increase in non-Agency holdings from December 31, 2011 to December 31, 2012. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 5 - Available-for-Sale Securities, at Fair Value of the notes to the consolidated financial statements.
Gain (Loss) on Investment Securities
During the year ended December 31, 2012, we sold AFS securities for $3.4 billion with an amortized cost of $3.3 billion, for a net realized gain of $112.9 million. We also sold U.S. Treasuries for $1.0 billion with an amortized cost of $1.0 billion, for a net realized gain $1.7 million for the year ended December 31, 2012. During the year ended December 31, 2011, we sold AFS securities for $1.0 billion with an amortized cost of $1.0 billion, for a net realized gain of $29.7 million. We also sold U.S. Treasuries for $1.2 billion with an amortized cost of $1.2 billion, for a net realized gain of $3.3 million for the year ended December 31, 2011. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that our management believes have higher risk-adjusted returns.
During the year ended December 31, 2012, trading securities experienced unrealized gains of $2.0 million. During the year ended December 31, 2011, trading securities experienced unrealized gains of $3.5 million. Also included in gain (loss) on investment securities for the year ended December 31, 2012 are unrealized gains of $5.9 million experienced on Silver Bay common stock.
Gain (Loss) on Interest Rate Swap and Swaption Agreements
For the years ended December 31, 2012 and 2011 we recognized $38.4 million and $24.9 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from generally paying a fixed interest rate on an average $9.9 billion and $3.7 billion notional, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest.
During the years ended December 31, 2012 and 2011, we terminated, had agreements mature or had options expire on 26 and 32 notional interest rate swap and swaption positions of $4.5 billion and $3.2 billion, respectively. Upon settlement of the early terminations and option expirations, we paid $1.6 million and $6.0 million, in 2012 and 2011 respectively, in full settlement of our net interest spread liability and recognized $29.6 million and $17.0 million in realized losses on the swaps and swaptions in 2012 and 2011, respectively, including early termination penalties. We elected to terminate the swaps to reduce our cost of financing and align with our investment portfolio.
Also included in our financial results for the years ended December 31, 2012 and 2011 was the recognition of a change in unrealized valuation losses of $91.7 million and $44.9 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. The overall decrease in the swap rate curve during the year ended December 31, 2012 resulted in unfavorable market value movement over the twelve month period. Since these swaps and swaptions are generally used for purposes of hedging our interest rate exposure, their unrealized valuation losses are generally offset by unrealized gains in our Agency RMBS AFS portfolio, which are recorded directly to stockholders’ equity through other comprehensive income.
The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

(in thousands)	Year Ended December 31,
	2012	2011
Net interest spread	$(38,448)	$(24,883)
Early termination, agreement maturation and option expiration losses	(29,579)	(16,970)
Change in unrealized loss on interest rate swap and swaption agreements, at fair value	(91,748)	(44,916)
Loss on interest rate swap and swaption agreements	$(159,775)	$(86,769)

Gain (Loss) on Other Derivative Instruments
Included in our financial results for the years ended December 31, 2012 and 2011 was the recognition of $40.9 million of losses and $26.8 million of gains, respectively, on other derivative instruments we held for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs, short U.S. Treasuries and inverse interest-only securities. Included within these year ended December 31, 2012 and 2011 results, we recognized $26.0 million and $24.2 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $257.6 million and $119.5 million, respectively. The remainder represented realized and unrealized net gains on other derivative instruments. As these derivative instruments are considered trading instruments, the financial results include both realized and unrealized gains (losses) associated with these instruments.
(Loss) Gain on Mortgage Loans Held-for-Sale
For the year ended December 31, 2012, we recorded gains on mortgage loans held-for-sale of $2.3 million. Included within the results for the year ended December 31, 2012, was $98,882 of losses on mortgage loans held-for-sale and $2.4 million of gains on commitments to purchase mortgage loans held-for-sale. Because we purchased our first mortgage loans in late 2011, we did not recognize any gains or losses on mortgage loans held-for-sale in 2011.
Management Fees
We incurred management fees of $33.2 million and $14.2 million for the years ended December 31, 2012 and 2011, which are payable to PRCM Advisers under our management agreement. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement. The increase in management fees across comparative periods is due primarily to our increased capital base. See further discussion of the management fee calculation in Note 26 - Related Party Transactions of the notes to the consolidated financial statements.
Other Operating Expenses
For the years ended December 31, 2012 and 2011, we recognized $17.7 million and $9.7 million, respectively, of other operating expenses, which represent an annualized expense ratio of 0.9% and 1.0% of average equity for the respective periods. The favorable decrease of our operating expense ratio during 2012 resulted primarily from the additional capital raised upon completion of our secondary common stock offerings. See Note 21 - Stockholders’ Equity of the notes to the consolidated financial statements.
Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the years ended December 31, 2012 and 2011, these direct and allocated costs totaled approximately $11.8 million and $8.1 million, respectively. Included in these reimbursed costs was compensation paid to our executive officers, including our principal financial officer and general counsel of $0.8 million for the year ended December 31, 2012 and $0.2 million for the year ended December 31, 2011. The allocation of compensation paid to our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement.
In April 2012, we established an accounts payable function and direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services and proprietary technology, but most of our expenses with third-party vendors are paid directly by us.
Income Taxes
For the years ended December 31, 2012 and 2011, we recognized a benefit from income taxes of $42.2 million and $1.1 million, respectively. The benefits in 2012 and 2011 were both primarily the result of net losses incurred on derivative instruments held in our TRSs. Our effective tax rates for the years ended December 31, 2012 and 2011 were negative 16.9% and 0.9%, respectively.
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
The tables below summarize certain characteristics of our Agency RMBS AFS securities at December 31, 2013 and December 31, 2012:

	December 31, 2013
(dollars in thousands, except purchase price)	Principal/Current Face	Net (Discount)/ Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$7,781,471	$609,933	$8,391,404	$78,920	$(235,954)	$8,234,370	4.42%	$109.03
Hybrid/ARM	993,891	6,795	1,000,686	6,803	(868)	1,006,621	2.54%	$100.92
Total P&I Securities	8,775,362	616,728	9,392,090	85,723	(236,822)	9,240,991	4.22%	$108.15
Interest-only securities
Fixed	541,027	(486,071)	54,956	12,466	(366)	67,056	4.26%	$14.34
Fixed Other (1)	2,603,201	(2,406,600)	196,601	4,411	(11,650)	189,362	1.63%	$8.90
Total	$11,919,590	$(2,275,943)	$9,643,647	$102,600	$(248,838)	$9,497,409

	December 31, 2012
(dollars in thousands, except purchase price)	Principal/Current Face	Net (Discount)/ Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$9,654,667	$738,418	$10,393,085	$259,309	$(9,195)	$10,643,199	4.17%	$108.21
Hybrid/ARM	174,207	9,253	183,460	5,048	(79)	188,429	3.97%	$106.52
Total P&I Securities	9,828,874	747,671	10,576,545	264,357	(9,274)	10,831,628	4.17%	$108.18
Interest-only securities
Fixed	744,023	(667,237)	76,786	2,398	(5,956)	73,228	4.43%	$13.93
Fixed Other (1)	1,361,595	(1,260,993)	100,602	9,538	(2,893)	107,247	1.63%	$8.11
Total	$11,934,492	$(1,180,559)	$10,753,933	$276,293	$(18,123)	$11,012,103
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

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of December 31, 2013 and December 31, 2012, on an annualized basis, was 7.6% and 6.2%, respectively.
The following table summarizes the number of months until the next re-set for our floating or adjustable rate Agency RMBS AFS mortgage portfolio at December 31, 2013 and December 31, 2012:

(in thousands)	Carrying Value
	December 31, 2013	December 31, 2012
0-12 months	$147,670	$178,196
13-36 months	3,088	4,797
37-60 months	2,604	5,436
61-84 months	853,259	—
Greater than 84 months	—	—
Total	$1,006,621	$188,429

Non-Agency RMBS
Our non-Agency RMBS portfolio is comprised of senior and mezzanine tranches of mortgage-backed securities, and excludes the retained interests from our on-balance sheet securitizations, as they are eliminated in consolidation in accordance with GAAP. The following tables provide investment information on our non-Agency RMBS as of December 31, 2013 and December 31, 2012:

	As of December 31, 2013
(in thousands)	Principal/current face	Accretable purchase discount	Credit reserve purchase discount	Amortized cost	Unrealized gain	Unrealized loss	Carrying value
Principal and interest securities:
Senior	$3,496,359	$(594,726)	$(1,124,838)	$1,776,795	$507,601	$(2,264)	$2,282,132
Mezzanine	644,636	(151,187)	(109,611)	383,838	86,771	(1,942)	468,667
Total P&I Securities	4,140,995	(745,913)	(1,234,449)	2,160,633	594,372	(4,206)	2,750,799
Interest-only securities	333,358	(325,646)	—	7,712	807	—	8,519
Total	$4,474,353	$(1,071,559)	$(1,234,449)	$2,168,345	$595,179	$(4,206)	$2,759,318

	As of December 31, 2012
(in thousands)	Principal/current face	Accretable purchase discount	Credit reserve purchase discount	Amortized cost	Unrealized gain	Unrealized loss	Carrying value
Principal and interest securities:
Senior	$3,685,422	$(718,101)	$(1,179,811)	$1,787,510	$351,930	$(7,168)	$2,132,272
Mezzanine	753,084	(216,459)	(111,135)	425,490	95,923	(2,947)	518,466
Total P&I Securities	4,438,506	(934,560)	(1,290,946)	2,213,000	447,853	(10,115)	2,650,738
Interest-only securities	65,493	(61,930)	—	3,563	550	—	4,113
Total	$4,503,999	$(996,490)	$(1,290,946)	$2,216,563	$448,403	$(10,115)	$2,654,851

The majority of our non-Agency RMBS were rated at December 31, 2013. Note that credit ratings are based on the par value of the non-Agency RMBS, whereas the distressed non-Agency RMBS assets in our portfolio were acquired at a heavily discounted price. The following table summarizes the credit ratings of our non-Agency RMBS portfolio as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
AAA	—%	—%
AA	—%	0.2%
A	—%	—%
BBB	0.1%	0.2%
BB	0.2%	3.1%
B	4.2%	11.7%
Below B	88.0%	81.8%
Not rated	7.5%	3.0%
Total	100.0%	100.0%

Our non-Agency RMBS portfolio has increased only slightly since December 31, 2012. Accordingly, our allocation of non-Agency RMBS to subprime securities has decreased only marginally from 86.9% at December 31, 2012 to 83.5% at December 31, 2013. As a result, our designated credit reserve as a percentage of total discount and total face value has remained relatively constant (as disclosed in Note 5 - Available-for-Sale Securities, at Fair Value of the notes to the consolidated financial statements). When focused on principal and interest securities, from December 31, 2012 to December 31, 2013, our designated credit reserve as a percentage of total discount increased minimally from 58.0% to 62.3%, and our designated credit reserve as a percentage of total face value decreased slightly from 28.7% to 27.6%. As our allocation of non-Agency RMBS to subprime securities has remained relatively stable over the period from December 31, 2012 to December 31, 2013, we believe these comparable portfolio metrics are reflective of our consistent investment profile, regardless of portfolio growth.
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

The following tables present certain information detailed by investment type and their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at December 31, 2013 and December 31, 2012:

	At December 31, 2013
Non-Agency Principal and Interest (P&I) RMBS Characteristics	Senior Bonds	Mezzanine Bonds	Total P&I Bonds
Carrying Value (in thousands)	$2,282,132	$468,667	$2,750,799
% of Non-Agency Portfolio	83.0%	17.0%	100.0%
Average Purchase Price (1)	$52.58	$59.09	$53.69
Average Coupon	2.5%	1.6%	2.3%
Average Fixed Coupon	5.6%	5.6%	5.6%
Average Floating Coupon	1.9%	1.4%	1.8%
Average Hybrid Coupon	4.0%	—%	4.0%
Collateral Attributes
Avg Loan Age (months)	86	99	88
Avg Loan Size (in thousands)	$263	$196	$252
Avg Original Loan-to-Value	73.1%	72.6%	73.0%
Avg Original FICO (2)	614	647	620
Current Performance
60+ day delinquencies	32.7%	26.6%	31.7%
Average Credit Enhancement (3)	9.0%	20.8%	11.0%
3-Month CPR (4)	3.5%	5.6%	3.8%

	At December 31, 2012
Non-Agency Principal and Interest (P&I) RMBS Characteristics	Senior Bonds	Mezzanine Bonds	Total P&I Bonds
Carrying Value (in thousands)	$2,132,272	$518,466	$2,650,738
% of Non-Agency Portfolio	80.4%	19.6%	100.0%
Average Purchase Price (1)	$50.83	$57.68	$52.17
Average Coupon	1.8%	1.1%	1.7%
Average Fixed Coupon	5.5%	5.7%	5.5%
Average Floating Coupon	1.2%	0.9%	1.1%
Average Hybrid Coupon	4.4%	2.6%	4.4%
Collateral Attributes
Avg Loan Age (months)	76	95	80
Avg Loan Size (in thousands)	$245	$173	$231
Avg Original Loan-to-Value	77.9%	76.7%	77.6%
Avg Original FICO (2)	638	633	637
Current Performance
60+ day delinquencies	38.3%	32.7%	37.2%
Average Credit Enhancement (3)	15.1%	33.4%	18.6%
3-Month CPR (4)	3.1%	3.6%	3.2%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total non-Agency RMBS, excluding our non-Agency interest-only portfolio, would be $47.97, $56.37, and $49.28, respectively, at December 31, 2013 and $46.43, $54.97, and $47.88, respectively at December 31, 2012.

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

Non-Agency RMBS Characteristics	December 31, 2013
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Prime	$94,491	4.1%	$42,150	9.0%	$136,641	5.0%
Alt-A	81,264	3.6%	24,797	5.3%	106,061	3.9%
POA	200,182	8.8%	10,340	2.2%	210,522	7.6%
Subprime	1,906,195	83.5%	391,380	83.5%	2,297,575	83.5%
	$2,282,132	100.0%	$468,667	100.0%	$2,750,799	100.0%

Non-Agency RMBS Characteristics	December 31, 2012
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Prime	$25,301	1.2%	$444	0.1%	$25,745	1.0%
Alt-A	97,699	4.6%	12,832	2.5%	110,531	4.2%
POA	200,987	9.4%	10,721	2.1%	211,708	8.0%
Subprime	1,808,285	84.8%	494,469	95.3%	2,302,754	86.8%
	$2,132,272	100.0%	$518,466	100.0%	$2,650,738	100.0%

Non-Agency RMBS Characteristics	December 31, 2013
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Coupon Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$336,635	14.8%	$19,605	4.2%	$356,240	13.0%
Hybrid or Floating	1,945,497	85.2%	449,062	95.8%	2,394,559	87.0%
	$2,282,132	100.0%	$468,667	100.0%	$2,750,799	100.0%

Non-Agency RMBS Characteristics	December 31, 2012
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Coupon Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$300,222	14.1%	$19,679	3.8%	$319,901	12.1%
Hybrid or Floating	1,832,050	85.9%	498,787	96.2%	2,330,837	87.9%
	$2,132,272	100.0%	$518,466	100.0%	$2,650,738	100.0%

Non-Agency RMBS Characteristics	December 31, 2013
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Origination Year	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
2006+	$1,894,672	83.0%	$70,721	15.1%	$1,965,393	71.4%
2002-2005	384,238	16.8%	390,771	83.4%	775,009	28.2%
Pre-2002	3,222	0.2%	7,175	1.5%	10,397	0.4%
	$2,282,132	100.0%	$468,667	100.0%	$2,750,799	100.0%

Non-Agency RMBS Characteristics	December 31, 2012
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Origination Year	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
2006+	$1,659,798	77.8%	$46,941	9.1%	$1,706,739	64.4%
2002-2005	469,099	22.0%	465,580	89.8%	934,679	35.2%
Pre-2002	3,375	0.2%	5,945	1.1%	9,320	0.4%
	$2,132,272	100.0%	$518,466	100.0%	$2,650,738	100.0%

The underlying mortgage loans collateralizing our non-Agency RMBS are located across the United States. The following table presents the five largest geographic concentrations of the mortgages collateralizing these RMBS at December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
(dollars in thousands)	Carrying Value	% of Non-Agency RMBS	Carrying Value	% of Non-Agency RMBS
California	$679,935	24.6%	$684,527	25.8%
Florida	310,041	11.2%	302,637	11.4%
New York	292,624	10.6%	247,583	9.3%
Texas	127,183	4.6%	136,194	5.1%
New Jersey	112,159	4.1%	99,408	3.7%
	$1,521,942	55.1%	$1,470,349	55.3%

Trading Securities, at Fair Value
We hold U.S. Treasuries in a TRS and classify these securities as trading instruments due to short-term investment objectives. As of December 31, 2013 and December 31, 2012, we held U.S. Treasuries with an amortized cost of $996.1 million and $997.0 million and a fair value of $1.0 billion for both periods, classified as trading securities. The unrealized gains included within trading securities were $4.1 million and $5.0 million as of December 31, 2013 and December 31, 2012, respectively.
Mortgage Loans Held-for-Sale, at Fair Value
In late 2011, we began acquiring prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions with whom we have chosen to build strategic relationships, including those with a nationwide presence. As of December 31, 2013 and December 31, 2012, we held prime nonconforming residential mortgage loans with a carrying value of $119.9 million and $58.6 million, and, as of December 31, 2012, had outstanding purchase commitments to acquire an additional $56.9 million. As of December 31, 2013, the Company had outstanding commitments to purchase $12.1 million of mortgage loans, subject to fallout if the loans did not close. Our intention in the future is to securitize these loans and/or exit through a whole loan sale.
In early 2013, we began acquiring CSL, which are loans that are currently performing, but where the borrower has previously experienced payment delinquencies and is more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default than on newly originated mortgage loans. As of December 31, 2013, we had acquired CSL with a carrying value of $424.7 million. Our intention in the future is to securitize the loans and/or exit through a whole loan sale.

The following table presents our mortgage loans held-for-sale portfolio by loan type as of December 31, 2013 and December 31, 2012:

	December 31, 2013
(in thousands)	Unpaid Principal Balance	Fair Value - Purchase Price	Fair Value - Unrealized	Carrying Value
Prime nonconforming residential mortgage loans	$122,571	$841	$(3,557)	$119,855
Credit sensitive residential mortgage loans	558,269	(133,572)	29	424,726
Mortgage loans held-for-sale	$680,840	$(132,731)	$(3,528)	$544,581

	December 31, 2012
(in thousands)	Unpaid Principal Balance	Fair Value - Purchase Price	Fair Value - Unrealized	Carrying Value
Prime nonconforming residential mortgage loans	$56,976	$1,605	$26	$58,607
Credit sensitive residential mortgage loans	—	—	—	—
Mortgage loans held-for-sale	$56,976	$1,605	$26	$58,607

Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
During the year ended December 31, 2013, we purchased subordinated debt and excess servicing rights from two different securitization trusts, one sponsored by a third party and one sponsored by a subsidiary of Two Harbors. The underlying residential mortgage loans held at the trusts, which are consolidated on the consolidated balance sheet, are classified as mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the consolidated financial statements for additional information regarding consolidation of the securitization trusts. As of December 31, 2013 the mortgage loans held-for-investment in securitization trusts had a carrying value of $792.4 million.
Mortgage Servicing Rights, at Fair Value
On April 30, 2013, one of our wholly owned subsidiaries acquired a company that has seller-servicer approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSR. The MSR acquired in conjunction with this acquisition and those subsequently purchased represent the right to service mortgage loans. We do not originate or directly service mortgage loans, and instead contract with fully licensed subservicers to handle all servicing functions for the loans underlying our MSR. As of December 31, 2013 our MSR had a fair market value of $514.4 million.
As of December 31, 2013, our MSR portfolio included approximately 210,000 loans with unpaid principal balance of approximately $42.3 billion. The following table summarizes certain characteristics of the loans underlying our MSR at December 31, 2013:

	At December 31, 2013
	Government Loans (1)	Conventional Loans (2)	Total
Unpaid principal balance (in thousands)	$14,189,074	$28,135,254	$42,324,328
Number of loans	86,655	123,786	210,441
Average Coupon	4.3%	3.7%	3.9%
Avg Loan Age (months)	30	15	20
Avg Loan Size (in thousands)	$164	$227	$201
Avg Original Loan-to-Value	93.3%	66.6%	75.6%
Avg Original FICO	670	766	734
60+ day delinquencies	2.6%	0.1%	0.9%
____________________

(1)	Includes loans issued by Ginnie Mae.

(2)	Includes loans issued by Fannie Mae, Freddie Mac or private investors.

Repurchase Agreements
Our borrowings consist entirely of repurchase agreements collateralized by our pledge of AFS and trading securities, derivative instruments, mortgage loans and certain cash balances. Substantially all of our Agency RMBS AFS are currently pledged as collateral, and the majority of our non-Agency RMBS have been pledged. As of December 31, 2013, our debt-to-equity ratio was 3.3:1.0, including the debt collateralized by our U.S. Treasuries, residential mortgage loans and Agency derivatives. Our debt-to-equity ratio for RMBS, residential mortgage loans and Agency derivatives only was 2.9:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
As of December 31, 2013, the term to maturity of our borrowings ranged from five days to over 29 months. The weighted average original term to maturity of our borrowings collateralized by RMBS and mortgage loans was 72 days at December 31, 2013. At December 31, 2013, the weighted average cost of funds for all our repurchase agreements was 0.69%.

(dollars in thousands)	December 31, 2013			December 31, 2012
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
U.S. Treasuries	$997,500	0.03%	0.5%	$997,500	0.30%	0.5%
Agency RMBS AFS	9,109,510	0.46%	5.9%	10,171,385	0.54%	5.6%
Non-Agency RMBS	1,829,709	2.01%	32.6%	1,177,675	2.50%	35.5%
Agency derivatives	166,438	1.05%	27.2%	228,241	1.16%	26.5%
Mortgage loans held-for-sale	147,293	2.85%	23.9%	49,709	2.46%	10.8%
Total	$12,250,450	0.69%	9.9%	$12,624,510	0.72%	8.4%

The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of repurchase agreements for the three months ended December 31, 2013, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average Repurchase Balances (1)	End of Period Balance Repurchase Agreements (1)	Maximum Balance of Any Month-End for Repurchase Agreements (1)	Repurchase Agreements to Equity Ratio
For the Three Months Ended December 31, 2013	$11,268,720	$11,252,950	$11,389,908	2.9	:1.0	(2)
For the Three Months Ended September 30, 2013	$11,239,808	$11,155,815	$11,155,815	3.0	:1.0	(3)
For the Three Months Ended June 30, 2013	$13,362,585	$13,903,155	$13,903,155	3.6	:1.0	(3)
For the Three Months Ended March 31, 2013	$12,287,326	$12,439,565	$12,460,525	3.1	:1.0	(4)
For the Three Months Ended December 31, 2012	$12,725,330	$11,627,010	$13,073,597	3.4	:1.0	(5)
____________________

(1)
Includes repurchase agreements collateralized by RMBS AFS, residential mortgage loans held-for-sale and Agency derivatives and excludes repurchase agreements collateralized by U.S. Treasuries and collateralized borrowings in securitization trusts.

(2)
During the three months ended December 31, 2013, we purchased $485.6 million in MSR, which was entirely unlevered. While we continue to believe a low leverage profile is prudent given the risk profile in the market, this profile also frees up capital for us to allocate to alternative, more attractive investment initiatives, including MSR, mortgage loans and securitizations.

(3)
Due to the rising rate environment during the second and third quarters of 2013, we reduced leverage on our Agency RMBS and held a higher amount of cash on hand in order to protect stockholders’ equity from a near term widening of spreads and rates in the marketplace. However, over a longer timeframe, we continued to target an overall debt-to-equity ratio of 4.0:1.0 to 4.5:1.0.

(4)
On March 22, 2013, we completed a public offering of our common stock, which resulted in approximately $762.9 million in net proceeds. Due to the timing of the offering within the first quarter, the net proceeds were only partially invested, on a leveraged basis, as of March 31, 2013. With a higher targeted allocation to non-Agency RMBS for additional capital, we targeted a fully deployed debt-to-equity ratio of 4.0:1.0 to 4.5:1.0.

(5)
During the three months ended December 31, 2012, we sold Agency RMBS with an amortized cost of $3.1 billion. Due to higher Agency RMBS valuation and inherently tighter spreads during the quarter, we chose to delay deployment of a portion of these proceeds and reduce leverage in order to protect stockholders’ equity from a near term widening of spreads in the marketplace. However, we continued to target an overall debt-to-equity ratio of 4.0:1.0 to 4.5:1.0.

Collateralized Borrowings in Securitization Trusts, at Fair Value
During the year ended December 31, 2013, we purchased subordinated debt and excess servicing rights from two different securitization trusts, one sponsored by a third party and one sponsored by a subsidiary of Two Harbors. The underlying debt held at the trusts, which are consolidated on the consolidated balance sheet, are classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the consolidated financial statements for additional information regarding consolidation of the securitization trusts. As of December 31, 2013 the collateralized borrowings in securitization trusts had a carrying value of $639.7 million with a weighted average interest rate of 2.8%. The stated maturity dates for all collateralized borrowings are greater than five years from December 31, 2013.
Federal Home Loan Bank of Des Moines Membership
In December 2013, our wholly owned subsidiary, TH Insurance Holdings, was accepted for membership in the FHLB. As a member of the FHLB, TH Insurance Holdings has access to a variety of products and services offered by the FHLB, including secured advances. As of December 31, 2013, TH Insurance Holdings had not requested any secured advances and had $1.0 billion of available uncommitted credit for borrowings, which amount may be adjusted at the sole discretion of the FHLB.

Equity
As of December 31, 2013, our stockholders’ equity was $3.9 billion and our diluted book value per share was $10.56. As of December 31, 2012, our stockholders’ equity was $3.5 billion and our diluted book value per share was $11.54.
The following table provides details of our changes in stockholders’ equity from December 31, 2011 to December 31, 2013:

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding (Diluted Basis)	Book Value Per Common Share (Diluted Basis)
Stockholders’ equity at December 31, 2011 - basic and diluted (1)	$1,270.1	140.6	$9.03
GAAP net income:
Core Earnings, net of tax benefit of $5.3 million (2)	311.1
Realized gains and losses, net of tax benefit of $24.2 million	58.7
Unrealized mark-to-market losses, net of tax benefit of $12.7 million	(82.4)
Discontinued operations	4.5
Total GAAP net income	291.9
Other comprehensive income	755.2
Dividend declaration	(443.4)
Other	0.5
Balance before capital transactions	$1,874.3	140.6
Issuance of common stock, net of offering costs	1,362.7	138.8
Issuance of common stock through warrant exercise	$213.6	19.4
Stockholders’ equity at December 31, 2012 - basic (3)	$3,450.6	298.8	$11.55
GAAP net income:
Core Earnings, net of tax expense of $1.8 million (2)	311.9
Realized gains and losses, net of tax expense of $24.5 million	7.5
Unrealized mark-to-market losses, net of tax expense of $58.1 million	255.6
Discontinued operations	4.0
Total GAAP net income	579.0
Other comprehensive loss	(251.7)
Dividend declaration	(770.6)
Other	0.5	1.0
Balance before capital transactions	$3,007.8	299.8
Repurchase of common stock	(23.9)	(2.4)
Issuance of common stock. net of offering costs	763.6	57.6
Issuance of common stock through warrant exercise	107.5	9.9
Stockholders’ equity at December 31, 2013 - basic and diluted (4)	$3,855.0	364.9	$10.56
____________________

(1)	As of December 31, 2011, the market value per share of our common stock was below the strike price of the warrants and, therefore, anti-dilutive.

(2)
Core Earnings is a non-GAAP measure that we define as GAAP net income, excluding impairment losses, gains or losses on sales of securities and termination of interest rate swaps, unrealized gains or losses on the aggregate portfolio, certain non-recurring gains and losses related to discontinued operations and amortization of business combination intangible assets, and certain non-recurring upfront costs related to securitization transactions. As defined, Core Earnings includes interest income associated with our inverse interest-only securities, or Agency Derivatives, premium income or loss on credit default swaps, and servicing income, net of estimated amortization on MSR.

(3)
Using the treasury stock method, $0.1 million shares would be considered outstanding and dilutive to book value per share at December 31, 2012. However, for purposes of presenting an accurate rollforward of stockholders’ equity, only basic book value and shares outstanding are shown above.

(4)	As of December 31, 2013, there were no longer any warrants outstanding due to their expiration on November 7, 2013. As a result, basic and diluted shares outstanding were equal.

GAAP to Taxable Income
The following tables provide reconciliations of our GAAP income (loss) to our taxable income (loss) split between our REIT and taxable REIT subsidiaries for the years ended December 31, 2013 and December 31, 2012:

	Year Ended December 31, 2013
(dollars in millions)	TRS	REIT	Securitization Trusts	Consolidated
GAAP net income, pre-tax	$248.5	$398.6	$16.3	$663.4
Permanent differences
Silver Bay stock distribution	—	2.3	—	2.3
Securitization trusts consolidated for GAAP purposes only	—	—	(16.3)	(16.3)
Temporary differences
Net accretion of OID and market discount	—	34.8	—	34.8
Unrealized loss on trading securities and derivatives	(174.6)	(125.6)	—	(300.2)
Taxable dividends from TRS to REIT	—	50.0	—	50.0
Other temporary differences	0.4	4.7	—	5.1
Capital loss deferral	(42.9)	50.1	—	7.2
Net operating loss carryover	(52.7)	—	—	(52.7)
Taxable (loss) income	(21.3)	414.9	—	393.6
Prior year undistributed taxable income	—	10.7	—	10.7
Dividend declaration deduction	—	(425.6)	—	(425.6)
Taxable (loss) income post-dividend deduction	$(21.3)	$—	$—	$(21.3)

	Year Ended December 31, 2012
(dollars in millions)	TRS	REIT	Securitization Trusts	Consolidated
GAAP net (loss) income, pre-tax	$(124.5)	$374.2	$—	$249.7
Permanent differences
Silver Bay stock distribution	—	—	—	—
Securitization trusts consolidated for GAAP purposes only	—	—	—	—
Temporary differences
Net accretion of OID and market discount	—	19.4	—	19.4
Unrealized gain on trading securities and derivatives	16.3	46.8	—	63.1
Taxable dividends from TRS to REIT	—	—	—	—
Other temporary differences	—	—	—	—
Capital loss deferral	—	—	—	—
Net operating loss carryover	—	—	—	—
Taxable income	(108.2)	440.4	—	332.2
Prior year undistributed taxable income	—	13.7	—	13.7
Dividend declaration deduction	—	(443.4)	—	(443.4)
Taxable (loss) income post-dividend deduction	$(108.2)	$10.7	$—	$(97.5)

The permanent tax differences recorded in 2013 include a non-recurring difference in the gain recognized on the Silver Bay common stock distribution and a recurring difference in the income recognized from the securitization trusts that are consolidated for GAAP purposes only. Temporary differences are principally timing differences between GAAP and tax accounting related to unrealized gains and losses from derivative instruments and accretion and amortization from RMBS.

Change in Accumulated Other Comprehensive Income
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of securities do not impact our GAAP or taxable income but are recognized on our balance sheet as a change in stockholder’s equity under “accumulated other comprehensive income (loss).” As a result of this fair value accounting through stockholder’s equity, we expect our net income to have less significant fluctuations and result in less GAAP to taxable income timing differences, than if the portfolio were accounted as trading instruments.
Dividends
For the 2013 taxable year, we declared total dividends of $2.18 per share, including cash dividends of $1.17 per share and the distribution of Silver Bay common stock amounting to $1.01 per share, as measured in accordance with GAAP. As a REIT, we are required to distribute at least 90% of our taxable income to stockholders, subject to certain distribution requirements. For the fiscal year ended 2013, our board of directors elected to distribute the majority of our taxable income to avoid U.S. Federal Income taxes. As such, temporary differences between GAAP and taxable income can generate deterioration in book value on a permanent and temporary basis as taxable income is distributed that has not been earned for GAAP purposes. The following table presents cash dividends declared on our common stock for the fiscal years ended December 31, 2013, 2012 and 2011:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share (1)
December 17, 2013	December 27, 2013	December 31, 2013	$0.26
September 11, 2013	September 26, 2013	October 23, 2013	$0.28
June 18, 2013	June 28, 2013	July 23, 2013	$0.31
March 18, 2013	April 2, 2013	April 24, 2013	$0.32
December 17, 2012	December 31, 2012	January 18, 2013	$0.55
September 12, 2012	September 24, 2012	October 22, 2012	$0.36
June 12, 2012	June 22, 2012	July 20, 2012	$0.40
March 14, 2012	March 26, 2012	April 20, 2012	$0.40
December 14, 2011	December 27, 2011	January 20, 2012	$0.40
September 14, 2011	September 26, 2011	October 20, 2011	$0.40
June 14, 2011	June 24, 2011	July 20, 2011	$0.40
March 2, 2011	March 14, 2011	April 14, 2011	$0.40
___________________

(1)
Per share amounts represent cash dividends only and exclude the distribution of Silver Bay common stock declared on March 18, 2013 and distributed on or about April 24, 2013 to our common stockholders of record as of April 2, 2013 amounting to $1.01 per share, as measured in accordance with GAAP.

The following table summarizes dividends declared for the years ended December 31, 2013, 2012 and 2011 and their related tax characterization (per share amounts):

		Tax Characterization of Dividends
Year Ended December 31,	Dividends Declared	Ordinary Dividends (Non-Qualified)	Qualified Ordinary Dividends	Capital Gain Distribution	Nondividend Distribution
2013	$2.12	$1.03	$0.14	$—	$0.95
2012	$1.71	$1.40	$—	$0.31	$—
2011	$1.60	$1.46	$0.07	$0.07	$—

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
To the extent that we raise additional equity capital through capital market transactions, we anticipate using cash proceeds from such transactions to purchase additional RMBS, mortgage loans, MSR and other target assets and for other general corporate purposes. There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.
As of December 31, 2013, we held $1.0 billion in cash and cash equivalents available to support our operations, $15.7 billion of AFS, trading securities, mortgage loans held-for-sale, mortgage loans held-for-investment in securitization trusts, MSR and derivative assets held at fair value, and $12.9 billion of outstanding debt in the form of repurchase agreements and collateralized borrowings in securitization trusts. During the three months ended December 31, 2013, our debt-to-equity ratio decreased from 3.4:1.0 to 3.3:1.0, including funds borrowed to finance our investment in U.S. Treasuries and collateralized borrowings in securitization trusts. The debt-to-equity ratio funding our RMBS AFS, mortgage loans held-for-sale and Agency derivatives decreased from 3.0:1.0 to 2.9:1.0 as, during the three months ended December 31, 2013, we purchased $485.6 million in MSR, which was entirely unlevered. During the year ended December 31, 2013, our debt-to-equity ratio decreased from 3.7:1.0 to 3.3:1.0, including funds borrowed to finance our investment in U.S. Treasuries and collateralized borrowings in securitization trusts. The debt-to-equity ratio funding our RMBS AFS, mortgage loans held-for-sale and Agency derivatives decreased from 3.4:1.0 to 2.9:1.0 as, during the year ended December 31, 2013, we purchased $500.5 million in MSR, which was entirely unlevered. Additionally, due to the rising rate environment during the second and third quarters of 2013, we reduced leverage on our Agency RMBS and held a higher amount of cash on hand in order to protect stockholders’ equity from a near term widening of spreads and rates in the marketplace. While we continue to believe a low leverage profile is prudent given the risk profile in the market, this profile also frees up capital for us to allocate to alternative, more attractive investment initiatives, including MSR, mortgage loans and securitizations. We believe the debt-to-equity ratio funding our RMBS AFS, mortgage loans held-for-sale and Agency derivatives is the most meaningful debt-to-equity measure as U.S. Treasuries are viewed to be highly liquid in nature and collateralized borrowings on mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity.
As of December 31, 2013, we had approximately $66.1 million of unpledged Agency RMBS AFS and Agency derivatives and $52.4 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity on unpledged RMBS of approximately $92.7 million. We also had approximately $6.3 million of unpledged prime nonconforming residential mortgage loans and $337.5 million of unpledged CSL and an overall estimated unused borrowing capacity on unpledged mortgage loans held-for-sale of approximately $191.3 million. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
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
As of December 31, 2013, we have master repurchase agreements in place with 25 counterparties, the majority of which are U.S. domiciled financial institutions, and we continue to evaluate further counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our counterparties (lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

The following table summarizes our repurchase agreements and counterparty geographical concentration at December 31, 2013 and December 31, 2012:

	December 31, 2013			December 31, 2012
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$7,125,934	$889,018	52.9%	$7,550,085	$958,119	57.4%
Europe (2)	3,493,315	711,748	42.4%	3,032,331	593,184	35.6%
Asia (2)	1,631,201	79,657	4.7%	2,042,094	116,245	7.0%
Total	$12,250,450	$1,680,423	100.0%	$12,624,510	$1,667,548	100.0%
____________________

(1)
Represents the net carrying value of the securities or mortgage loans sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. At December 31, 2012, we had $291.7 million in payables due to broker counterparties for unsettled security purchases. The payables are not included in the amounts presented above. At December 31, 2013, we did not have any payables due to broker counterparties for unsettled security purchases.

(2)	Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

In addition to our master repurchase agreements to fund RMBS, we have two facilities that provide short-term financing for our mortgage loan collateral during our aggregation period. An overview of the facilities is presented in the table below:

(dollars in thousands)
As of December 31, 2013
Expiration Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
May 13, 2014	No	97,571	2,429	100,000	Prime nonconforming residential mortgage loans
May 22, 2014	No	49,721	150,279	200,000	Prime nonconforming residential mortgage loans
					Credit sensitive residential mortgage loans
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to its terms.

We also had one facility that provided short-term financing for our prime nonconforming residential mortgage loans held-for-sale expire during the year ended December 31, 2013, in conjunction with the sale of our prime nonconforming residential mortgage loan collateral into a securitization trust sponsored by one of our subsidiaries.
In December 2013, our wholly owned subsidiary, TH Insurance Holdings, was accepted for membership in the FHLB. As a member of the FHLB, TH Insurance Holdings has access to a variety of products and services offered by the FHLB, including secured advances. As of December 31, 2013, TH Insurance Holdings had not requested any secured advances and had $1.0 billion of available uncommitted credit for borrowings, which amount may be adjusted at the sole discretion of the FHLB.
The ability to borrow from the FHLB is subject to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB. Each advance will require approval by the FHLB and will be secured by collateral in accordance with the FHLB’s credit and collateral guidelines, as may be revised from time to time by the FHLB. Eligible collateral may include conventional 1-4 family residential loans, Agency RMBS and non-Agency RMBS with an A rating and above.
We are subject to the following financial covenants under our lending agreements, as further detailed by the guaranty agreements we entered into in connection with these agreements. The following represents the most restrictive covenant calculations as of December 31, 2013 across these agreements:

(a)
As of the last business day of each calendar quarter, Total Indebtedness to Net Worth must be less than the specified Threshold Ratio in the Repurchase Agreement. As of December 31, 2013, our debt to net worth, as defined, was 3.2:1.0 while our threshold ratio, as defined, was 5.6:1.0.

(b)
As of the last business day of each calendar quarter, Liquidity must be greater than $100 million and the aggregate amount of Unrestricted Cash or Cash Equivalents must be greater than $35 million. As of December 31, 2013, our liquidity, as defined, was $1.0 billion and our total unrestricted cash and cash equivalents, as defined, was $451.4 million.

(c)	As of the last business day of each calendar quarter, Net Worth must be greater than $1.75 billion. As of December 31, 2013, our net worth, as defined, was $3.9 billion.
We are also subject to financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of repurchase agreements.

(in thousands)	December 31, 2013	December 31, 2012
Available-for-sale securities, at fair value	$12,295,302	$12,810,355
Trading securities, at fair value	1,000,180	1,002,062
Mortgage loans held-for-sale	200,839	52,529
Cash and cash equivalents	15,000	10,000
Restricted cash	201,194	84,307
Due from counterparties	21,579	36,917
Derivative assets, at fair value	216,365	291,054
Total	$13,950,459	$14,287,224

Although we generally intend to hold our target assets as long-term investments, we may sell certain of our assets in order to manage our interest rate risk and liquidity needs, to meet other operating objectives and to adapt to market conditions. Our RMBS are generally publicly traded and, thus, readily liquid. However, certain of our assets, including mortgage loans and MSR, are subject to longer trade timelines, and, as a result, market conditions could significantly and adversely affect the liquidity of our assets. Any illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. Our ability to quickly sell certain assets, such as mortgage loans and MSR, may be limited by delays encountered while obtaining certain regulatory approvals required for such dispositions and may be further limited by delays due to the time period needed for negotiating transaction documents, conducting diligence, and complying with regulatory requirements regarding the transfer of such assets before settlement may occur. Consequently, even if we identify a buyer for our mortgage loans and MSR, there is no assurance that we would be able to quickly sell such assets if the need or desire arises.
In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we previously recorded our assets. Assets that are illiquid are more difficult to finance, and to the extent that we use leverage to finance assets that become illiquid, we may lose that leverage or have it reduced. Assets tend to become less liquid during times of financial stress, which is often the time that liquidity is most needed. As a result, our ability to sell assets or vary our portfolio in response to changes in economic and other conditions may be limited by liquidity constraints, which could adversely affect our results of operations and financial condition.
We cannot predict the timing and impact of future sales of our assets, if any. Because many of our assets are financed with repurchase agreements and may be financed with credit facilities (including term loans and revolving facilities), a significant portion of the proceeds from sales of our assets (if any), prepayments and scheduled amortization are used to repay balances under these financing sources.

The following table provides the maturities of our repurchase agreements as of December 31, 2013 and December 31, 2012:

(in thousands)	December 31, 2013	December 31, 2012
Within 30 days	$3,831,917	$3,038,229
30 to 59 days	2,013,733	3,528,393
60 to 89 days	2,225,967	1,731,595
90 to 119 days	1,386,371	849,621
120 to 364 days (1)	1,594,962	2,279,172
Open maturity (2)	997,500	997,500
One year and over (3)	200,000	200,000
Total	$12,250,450	$12,624,510
____________________

(1)	120 to 364 days includes the amounts outstanding under the uncommitted mortgage loan warehouse facility.

(2)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(3)	One year and over includes repurchase agreements with maturity dates ranging from June 26, 2015 to June 27, 2016.

For the year ended December 31, 2013, our unrestricted cash balance increased to $1.0 billion from $821.1 million at December 31, 2012. The cash movements can be summarized by the following:

•
Cash flows from operating activities.  For the year ended December 31, 2013, operating activities reduced our cash balances by approximately $454.7 million, primarily driven by purchases of mortgage loans held-for-sale, offset by our financial results for the year.

•
Cash flows from investing activities.  For the year ended December 31, 2013, investing activities increased our cash balances by approximately $512.8 million, primarily driven by principal payments on and proceeds received from sales of RMBS, offset by purchases of MSR.

•
Cash flows from financing activities.  For the year ended December 31, 2013, financing activities increased our cash balance by approximately $146.3 million, resulting from net proceeds of $871.1 million received from our common stock offerings and exercise of outstanding warrants, offset by dividends paid on common stock of $591.5 million and a reduction in net borrowings under repurchase agreements.

Off-Balance Sheet Arrangements
We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements.

Aggregate Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements, our non-cancelable office lease and management fees payable under our management agreement:

	Due During the Year Ended December 31,
(in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Repurchase agreements (1)	$12,050,450	$102,392	$97,608	$—	$—	$—	$12,250,450
Interest expense on repurchase agreements (2)	14,465	1,488	1,435	—	—	—	17,388
Long-term operating lease obligations	1,660	1,631	1,384	1,037	689	1,756	8,157
Management fee - PRCM Advisers (3)	41,065	—	—	—	—	—	41,065
Total	$12,107,640	$105,511	$100,427	$1,037	$689	$1,756	$12,317,060
____________________

(1)
Obligations for repurchase agreements due in 2014 includes $997.5 million collateralized by U.S. Treasuries that have an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(2)	Interest expense on repurchase facilities are calculated based on rates at December 31, 2013.

(3)	Contractual obligation for the management fee is estimated through the contract expiration date of October 28, 2014.

We have entered into a management agreement with PRCM Advisers, pursuant to which PRCM Advisers is entitled to receive a management fee and the reimbursement of certain expenses from us. We reimburse PRCM Advisers for (i) our allocable share of the compensation paid by PRCM Advisers to its personnel serving as our principal financial officer and general counsel and personnel employed by PRCM Advisers as in-house legal, tax, accounting, consulting, auditing, administrative, information technology, valuation, computer programming and development and back-office resources to us, and (ii) any amounts for personnel of PRCM Advisers’ affiliates arising under a shared facilities and services agreement.
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

Other Matters
We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of the 1940 Act. If we failed to maintain our exempt status under the 1940 Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in Item 1 - Business - Other Business - Regulation of this Form 10-K. Accordingly, we monitor our compliance with both the 55% Test and the 80% Tests of the 1940 Act in order to maintain our exempt status. As of December 31, 2013, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the year ended December 31, 2013. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2013. Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2013, we believe that we qualified as a REIT under the Code.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while providing an opportunity to stockholders to realize attractive risk-adjusted total return through ownership of our capital stock. Although we do not seek to avoid risk completely, we believe that risk can be quantified from historical experience and we seek to manage our risk levels in order to earn sufficient compensation to justify the risks we undertake and to maintain capital levels consistent with taking such risks.
To reduce the risks to our portfolio, we employ portfolio-wide and asset-specific risk measurement and management processes in our daily operations. PRCM Advisers’ risk management tools include software and services licensed or purchased from third parties, in addition to proprietary software and analytical methods developed by Pine River. There can be no guarantee that these tools will protect us from market risks.
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
We utilize U.S. Treasuries as well as derivative financial instruments, currently limited to interest rate swaps, swaptions, TBAs, put and call options for TBAs, constant maturity swaps, short U.S. Treasuries and, to a certain extent, inverse interest-only securities, as of December 31, 2013 to hedge the interest rate risk associated with our portfolio. In addition, because MSR are negative duration assets, they provide a natural hedge to interest rate exposure on our RMBS portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We rely on PRCM Advisers’ expertise to manage these risks on our behalf. We implement part of our hedging strategy through one of our TRSs, which is subject to U.S. federal, state and, if applicable, local income tax.
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
The following table provides the indices of our variable rate RMBS AFS and mortgage loans held-for-sale as of December 31, 2013 and December 31, 2012, respectively, based on carrying value (dollars in thousands).

	As of December 31, 2013				As of December 31, 2012
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$11,972	$134,075	$146,047	4%	$—	$154,948	$154,948	6%
LIBOR	2,376,144	488,469	2,864,613	83%	2,313,283	28,747	2,342,030	93%
Other (2)	58,239	397,775	456,014	13%	18,334	8,066	26,400	1%
Total	$2,446,355	$1,020,319	$3,466,674	100%	$2,331,617	$191,761	$2,523,378	100%
____________________

(1)	“Hybrid” amounts reflect those assets with greater than 12 months to reset.

(2)	“Other” includes COFI, MTA and other indices.

Our analysis of risks is based on PRCM Advisers’ and its affiliates’ experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM Advisers may produce results that differ significantly from the estimates and assumptions used in our models.

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at December 31, 2013.
All changes in value are measured as the change from the December 31, 2013 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities	$449,729	$238,111	$(267,795)	$(578,648)
As a % of December 31, 2013 equity	11.7%	6.2%	(7.0)%	(15.0)%
Trading securities	$16,230	$13,283	$(12,677)	$(25,353)
As a % of December 31, 2013 equity	0.4%	0.3%	(0.3)%	(0.6)%
Mortgage loans held-for-sale	$22,093	$13,395	$(20,103)	$(43,002)
As a % of December 31, 2013 equity	0.6%	0.4%	(0.5)%	(1.1)%
Mortgage loans held-for-investment in securitization trusts	$50,703	$25,829	$(40,500)	$(77,551)
As a % of December 31, 2013 equity	1.3%	0.7%	(1.1)%	(2.0)%
Mortgage servicing rights	$(114,370)	$(38,488)	$38,203	$67,134
As a % of December 31, 2013 equity	(3.0)%	(1.0)%	1.0%	1.7%
Derivatives, net	$(267,730)	$(183,257)	$236,382	$493,441
As a % of December 31, 2013 equity	(7.0)%	(4.8)%	6.1%	12.8%
Repurchase Agreements	$(5,171)	$(5,171)	$9,706	$19,411
As a % of December 31, 2013 equity	(0.1)%	(0.1)%	0.3%	0.5%
Collateralized borrowings in securitization trusts	$(73,923)	$(33,830)	$38,075	$73,679
As a % of December 31, 2013 equity	(1.9)%	(0.9)%	1.0%	1.9%
Total Net Assets	$77,561	$29,872	$(18,709)	$(70,889)
As a % of December 31, 2013 total assets	0.5%	0.2%	(0.1)%	(0.4)%
As a % of December 31, 2013 equity	2.0%	0.8%	(0.5)%	(1.8)%
	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(16,646)	$(16,355)	$28,394	$56,789
% change in net interest income	(4.3)%	(4.2)%	7.4%	14.7%

The interest rate sensitivity table quantifies the potential changes in net interest income and portfolio value, which includes the value of swaps and our other derivatives, should interest rates immediately change. The interest rate sensitivity table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. The cash flows associated with the portfolio for each rate change are calculated based on assumptions, including prepayment speeds, yield on future acquisitions, slope of the yield curve, and size of the portfolio. Assumptions made on the interest rate sensitive liabilities, which are assumed to relate to repurchase agreements, including anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2013. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
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
Given the low interest rates at December 31, 2013, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs. However, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
The information set forth in the interest rate sensitivity table and all related disclosures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.
Prepayment Risk
Prepayment risk is the risk that principal will be repaid at a different rate than anticipated. As we receive prepayments of principal on our RMBS assets, premiums paid on such assets will be amortized against interest income. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates will accelerate the accretion of purchase discounts, thereby increasing the interest income earned on the assets.
We believe that we will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.
MSR are also subject to prepayment risk in that, generally, an increase in prepayment rates would result in a decline in value of the MSR.
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
Our mortgage loans held-for-sale and held-for-investment are reflected at their estimated fair value. The estimated fair value fluctuates primarily due to changes in interest rates, market valuation of credit risks and other factors. Generally in a rising rate environment, we would expect the fair value of these loans to decrease; conversely, in a decreasing rate environment, we would expect the fair value of these loans to increase. However, the fair value of the CSL included in mortgage loans held-for-sale is generally less sensitive to interest rate changes.
Our MSR are reflected at their estimated fair value. The estimated fair value fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, we would expect prepayments to decrease, resulting in an increase in the fair value of our MSR. Conversely, in a decreasing interest rate environment, we would expect prepayments to increase, resulting in a decline in fair value.
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
Should the value of our assets pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. Additionally, if one or more of our repurchase agreement counterparties chose not to provide ongoing funding, our ability to finance would decline or exist at possibly less advantageous terms. As such, we cannot assure that we will always be able to roll over our repurchase agreements. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in this Annual Report on Form 10-K for further information about our liquidity and capital resource management.
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
We have audited the accompanying consolidated balance sheets of Two Harbors Investment Corp. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Two Harbors Investment Corp. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Two Harbors Investment Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 27, 2014

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2013	December 31, 2012
ASSETS
Available-for-sale securities, at fair value	$12,256,727	$13,666,954
Trading securities, at fair value	1,000,180	1,002,062
Equity securities, at fair value	—	335,638
Mortgage loans held-for-sale, at fair value	544,581	58,607
Mortgage loans held-for-investment in securitization trusts, at fair value	792,390	—
Mortgage servicing rights, at fair value	514,402	—
Cash and cash equivalents	1,025,487	821,108
Restricted cash	401,647	302,322
Accrued interest receivable	50,303	42,613
Due from counterparties	25,087	39,974
Derivative assets, at fair value	549,859	462,080
Other assets	13,199	82,586
Total Assets (1)	$17,173,862	$16,813,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$12,250,450	$12,624,510
Collateralized borrowings in securitization trusts, at fair value	639,731	—
Derivative liabilities, at fair value	22,081	129,294
Accrued interest payable	20,277	19,060
Due to counterparties	318,848	412,861
Dividends payable	—	164,347
Other liabilities	67,480	13,295
Total liabilities (1)	13,318,867	13,363,367
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 900,000,000 shares authorized and 364,935,168 and 298,813,258 shares issued and outstanding, respectively	3,649	2,988
Additional paid-in capital	3,795,372	2,948,345
Accumulated other comprehensive income	444,735	696,458
Cumulative earnings	1,028,397	449,358
Cumulative distributions to stockholders	(1,417,158)	(646,572)
Total stockholders’ equity	3,854,995	3,450,577
Total Liabilities and Stockholders’ Equity	$17,173,862	$16,813,944
____________________

(1)
The consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs and liabilities of the consolidated VIEs for which creditors do not have recourse to the Company (Two Harbors Investment Corp.). At December 31, 2013, assets of the consolidated VIEs totaled $796,896 and liabilities of the consolidated VIEs totaled $644,051. The Company did not consolidate any VIEs as of December 31, 2012. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended
	December 31,
	2013	2012	2011
Interest income:
Available-for-sale securities	$507,180	$448,620	$197,126
Trading securities	5,963	4,873	4,159
Mortgage loans held-for-sale	22,185	609	2
Mortgage loans held-for-investment in securitization trusts	19,220	—	—
Cash and cash equivalents	1,043	944	347
Total interest income	555,591	455,046	201,634
Interest expense:
Repurchase agreements	89,470	72,106	22,709
Collateralized borrowings in securitization trusts	10,937	—	—
Total interest expense	100,407	72,106	22,709
Net interest income	455,184	382,940	178,925
Other-than-temporary impairments:
Total other-than temporary impairment losses	(1,662)	(10,952)	(5,102)
Non-credit portion of loss recognized in other comprehensive income (loss)	—	—	—
Net other-than-temporary credit impairment losses	(1,662)	(10,952)	(5,102)
Other income:
(Loss) gain on investment securities	(54,430)	122,466	36,520
Gain (loss) on interest rate swap and swaption agreements	245,229	(159,775)	(86,769)
Gain (loss) on other derivative instruments	95,345	(40,906)	26,755
(Loss) gain on mortgage loans held-for-sale	(33,846)	2,270	—
Servicing income	12,011	—	—
Servicing asset valuation	13,881	—	—
Other income	14,619	—	—
Total other income (loss)	292,809	(75,945)	(23,494)
Expenses:
Management fees	41,707	33,168	14,241
Securitization deal costs	4,153	—	—
Servicing expenses	3,761	—	—
Other operating expenses	37,259	17,678	9,673
Total expenses	86,880	50,846	23,914
Income from continuing operations before income taxes	659,451	245,197	126,415
Provision for (benefit from) income taxes	84,411	(42,219)	(1,106)
Net income from continuing operations	575,040	287,416	127,521
Income (loss) from discontinued operations	3,999	4,490	(89)
Net income attributable to common stockholders	$579,039	$291,906	$127,432

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME, continued
(in thousands, except share data)

	Year Ended
	December 31,
	2013	2012	2011
Basic earnings (loss) per weighted average common share:
Continuing operations	$1.64	$1.19	$1.29
Discontinued operations	0.01	0.02	—
Net income	$1.65	$1.21	$1.29
Diluted earnings (loss) per weighted average common share:
Continuing operations	$1.64	$1.18	$1.29
Discontinued operations	0.01	0.02	—
Net income	$1.65	$1.20	$1.29
Dividends declared per common share	$1.17	$1.71	$1.60
Weighted average number of shares of common stock:
Basic	350,361,827	242,014,751	98,826,868
Diluted	350,992,387	242,432,156	98,826,868
Comprehensive income:
Net income	$579,039	$291,906	$127,432
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net	(251,723)	755,174	(81,335)
Other comprehensive (loss) income	(251,723)	755,174	(81,335)
Comprehensive income	$327,316	$1,047,080	$46,097

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2010	40,501,212	$405	$366,974	$22,619	$30,020	$(37,570)	$382,448
Net income	—	—	—	—	127,432	—	127,432
Other comprehensive loss before reclassifications	—	—	—	(82,921)	—	—	(82,921)
Amounts reclassified from accumulated other comprehensive income	—	—	—	1,586	—	—	1,586
Other comprehensive loss	—	—	—	(81,335)	—	—	(81,335)
Issuance of common stock, net of offering costs	100,075,746	1,001	1,005,846	—	—	—	1,006,847
Common dividends declared	—	—	—	—	—	(165,585)	(165,585)
Non-cash equity award compensation	19,750	—	279	—	—	—	279
Balance, December 31, 2011	140,596,708	$1,406	$1,373,099	$(58,716)	$157,452	$(203,155)	$1,270,086
Net income	—	—	—	—	291,906	—	291,906
Other comprehensive income before reclassifications	—	—	—	867,756	—	—	867,756
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(112,582)	—	—	(112,582)
Other comprehensive income	—	—	—	755,174	—	—	755,174
Issuance of common stock, net of offering costs	138,744,410	1,388	1,361,359	—	—	—	1,362,747
Issuance of common stock in connection with exercise of warrants	19,440,119	194	213,399	—	—	—	213,593
Common dividends declared	—	—	—	—	—	(443,417)	(443,417)
Non-cash equity award compensation	32,021	—	488	—	—	—	488
Balance, December 31, 2012	298,813,258	$2,988	$2,948,345	$696,458	$449,358	$(646,572)	$3,450,577
Net income	—	—	—	—	579,039	—	579,039
Other comprehensive loss before reclassifications	—	—	—	(298,165)	—	—	(298,165)
Amounts reclassified from accumulated other comprehensive income	—	—	—	46,442	—	—	46,442
Other comprehensive loss	—	—	—	(251,723)	—	—	(251,723)
Issuance of common stock, net of offering costs	57,571,961	576	762,981	—	—	—	763,557
Issuance of common stock in connection with exercise of warrants	9,939,648	99	107,415	—	—	—	107,514
Repurchase of common stock	(2,450,700)	(25)	(23,869)	—	—	—	(23,894)
Common dividends declared	—	—	—	—	—	(427,105)	(427,105)
Special dividends declared	—	—	—	—	—	(343,481)	(343,481)
Non-cash equity award compensation	1,061,001	11	500	—	—	—	511
Balance, December 31, 2013	364,935,168	$3,649	$3,795,372	$444,735	$1,028,397	$(1,417,158)	$3,854,995

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$579,039	$291,906	$127,432
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premiums and discounts on available-for-sale securities, net	19,022	1,003	(235)
Other-than-temporary impairment losses	1,662	10,952	5,102
Realized and unrealized losses (gains) on investment securities, net	54,608	(122,466)	(36,520)
Loss (gain) on mortgage loans held-for-sale	33,846	(2,270)	—
Gain on mortgage loans held-for-investment and collateralized borrowings in securitization trusts	(14,204)	—	—
Increase in fair value of mortgage servicing rights	(13,881)	—	—
(Gain) loss on termination and option expiration of interest rate swaps and swaptions	(12,293)	29,579	16,970
Unrealized (gain) loss on interest rate swaps and swaptions	(291,458)	91,748	44,916
Unrealized (gain) loss on other derivative instruments	(95)	542	7,424
Gain on contribution of entity	—	(10,641)	—
Equity based compensation expense	511	488	279
Depreciation of fixed assets	607	212	39
Depreciation of real estate	—	1,520	—
Amortization of intangible assets	1,067	—	—
Purchases of mortgage loans held-for-sale	(993,813)	(57,954)	(5,782)
Proceeds from sales of mortgage loans held-for-sale	25,113	—	—
Proceeds from repayment of mortgage loans held-for-sale	35,267	5,521	—
Net change in assets and liabilities:
Increase in accrued interest receivable	(7,690)	(19,176)	(18,054)
Decrease/(increase) in deferred income taxes, net	83,598	(37,793)	(5,837)
Decrease/(increase) in income taxes receivable	4,323	(4,166)	(157)
Increase in prepaid and fixed assets	(1,658)	(1,401)	(351)
Decrease/(increase) in other receivables	29,772	(31,872)	—
Increase in servicing advances	(7,298)	—	—
Increase in Federal Home Loan Bank stock	(10)	—	—
Increase in accrued interest payable	1,217	12,604	5,671
Increase/(decrease) in income taxes payable	757	(3,898)	3,897
Increase in accrued expenses and other liabilities	14,014	4,383	6,849
Net change in assets and liabilities due to purchase of entity	3,306	—	—
Net change in assets and liabilities of discontinued operations	—	4,313	—
Net cash (used in) provided by operating activities	(454,671)	163,134	151,643

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Year Ended
	December 31,
	2013	2012	2011
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(4,472,671)	(10,800,018)	(6,321,303)
Proceeds from sales of available-for-sale securities	4,432,696	3,411,580	1,046,628
Principal payments on available-for-sale securities	1,111,906	825,889	323,294
Purchases of other derivative instruments	(55,038)	(388,171)	(285,350)
Proceeds from sales of other derivative instruments	163,657	138,171	51,214
Purchases of trading securities	(995,625)	(996,016)	(2,019,884)
Proceeds from sales of trading securities	1,000,946	1,001,904	1,222,959
Purchases of beneficial interests in securitization trusts	(30,550)	—	—
Proceeds from repayment of mortgage loans held-for-investment in securitization trusts	41,314	—	—
Purchases of mortgage servicing rights	(499,024)	—	—
Purchases of investments in real estate	—	(293,745)	—
Purchase of entity	(6,404)	—	—
(Decrease)/increase in due to counterparties, net	(79,126)	359,909	(206,442)
Increase in restricted cash	(99,325)	(135,735)	(144,039)
Increase in escrow deposits of discontinued operations	—	(30,208)	—
Contribution of cash to Silver Bay	—	(995)	—
Net cash provided by (used in) investing activities	512,756	(6,907,435)	(6,332,923)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$214,649,749	$70,643,808	$29,792,780
Principal payments on repurchase agreements	(215,023,809)	(64,679,446)	(24,302,435)
Proceeds from issuance of collateralized borrowings in securitization trusts	307,119	—	—
Principal payments on collateralized borrowings in securitization trusts	(42,490)	—	—
Proceeds from issuance of common stock, net of offering costs	763,557	1,362,747	1,006,847
Proceeds from exercise of warrants	107,514	213,593	—
Repurchase of common stock	(23,894)	—	—
Dividends paid on common stock	(591,452)	(335,309)	(119,796)
Net cash provided by financing activities	146,294	7,205,393	6,377,396
Net increase in cash and cash equivalents	204,379	461,092	196,116
Cash and cash equivalents at beginning of period	821,108	360,016	163,900
Cash and cash equivalents at end of period	$1,025,487	$821,108	$360,016

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Year Ended
	December 31,
	2013	2012	2011
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$99,189	$11,766	$17,039
Cash (received) paid for taxes	$(4,266)	$3,637	$991
Noncash Investing and Financing Activities:
Transfers of mortgage loans held-for-sale to mortgage loans held-for-investment in securitization trusts	$413,848	$—	$—
Consolidation of mortgage loans held-for-investment in securitization trusts	$442,767	$—	$—
Consolidation of collateralized borrowings in securitization trusts	$412,217	$—	$—
Contribution of Two Harbors Property Investment LLC to Silver Bay	$—	$(319,040)	$—
Equity securities and other assets received from Silver Bay	$—	$330,676	$—
Distribution of Silver Bay common stock	$343,481	$—	$—
Cashless exercise of warrants	$75	$268	$—
Dividends declared but not paid at end of period	$—	$164,347	$56,239
Reconciliation of mortgage loans held-for-sale:
Mortgage loans held-for-sale at beginning of period	$58,607	$5,782	$—
Purchases of mortgage loans held-for-sale	993,813	57,954	5,782
Transfers to mortgage loans held-for-investment in securitization trusts	(413,848)	—	—
Proceeds from sales of mortgage loans held-for-sale	(25,113)	—	—
Proceeds from repayment of mortgage loans held-for-sale	(35,267)	(5,521)	—
Realized and unrealized (losses) gains on mortgage loans held-for-sale	(33,611)	392	—
Mortgage loans held-for-sale at end of period	$544,581	$58,607	$5,782

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 1. Organization and Operations
Two Harbors Investment Corp., or the Company, is a Maryland corporation focused on investing in, financing and managing residential mortgage-backed securities, or RMBS, residential mortgage loans, mortgage servicing rights, or MSR, and other financial assets. The Company is externally managed and advised by PRCM Advisers LLC, or PRCM Advisers, which is a subsidiary of Pine River Capital Management L.P., or Pine River, a global multi-strategy asset management firm. The Company’s common stock is listed on the NYSE under the symbol “TWO”.
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
On December 19, 2012, the Company completed the contribution of its portfolio of single-family rental properties to Silver Bay Realty Trust Corp., or Silver Bay, a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. The Company contributed its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay, and in exchange for its contribution, received shares of common stock of Silver Bay. Silver Bay completed its initial public offering, or IPO, of its common stock on December 19, 2012. Because the Company will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the years ended December 31, 2013, 2012 and 2011. See Note 4 - Discontinued Operations for additional information.
On April 30, 2013, one of the Company’s wholly owned subsidiaries acquired a company that has seller-servicer approvals from the Federal National Mortgage Association, or Fannie Mae, the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Government National Mortgage Association, or Ginnie Mae, to hold and manage MSR. The MSR acquired in conjunction with the acquisition of this entity and those subsequently purchased represent the right to service mortgage loans. The Company and its subsidiaries do not originate or directly service mortgage loans, and instead contract with fully licensed subservicers to handle all servicing functions for the loans underlying the Company’s MSR. See Note 10 - Servicing Activities for additional information.

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of all subsidiaries; intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles, or GAAP.
The Company’s investment in the common stock of Silver Bay was reviewed for consolidation under the applicable consolidation guidance, including voting control and variable interest entities, or VIE, models. The Company concluded that it did not have voting control of Silver Bay nor was Silver Bay considered a VIE and, therefore, consolidation of Silver Bay was not required.
The legal entities used in securitization (i.e., the securitization trusts), which are considered VIEs for financial reporting purposes, were also reviewed for consolidation under the applicable consolidation guidance. Because the Company has both the power to direct the activities of the securitization trusts that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trusts. The accounting is consistent with a secured financing, where the loans and securitized debt are both carried on the Company’s consolidated balance sheets.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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
Significant Accounting Policies
Available-for-Sale Securities, at Fair Value and Trading Securities, at Fair Value
The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other residential mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans (collectively “RMBS”) issued by Fannie Mae, Freddie Mac, and Ginnie Mae, or collectively, the Agencies or GSEs. The Company also invests in residential mortgage-backed securities that are not issued by the GSEs, or non-Agency RMBS, and U.S. Treasuries.
Designation
The Company classifies its RMBS securities, excluding inverse interest-only Agency securities classified as derivatives for purposes of U.S. GAAP, as available-for-sale, or AFS, investments. Although the Company generally intends to hold most of its investment securities until maturity, it may, from time to time, sell any of its investment securities as part of its overall management of its portfolio. Accordingly, the Company classifies all of its RMBS investment securities as AFS, including its interest-only strips, which represent the Company’s right to receive a specified portion of the contractual interest flows of specific Agency securities. All assets classified as AFS are reported at estimated fair value, with unrealized gains and losses, excluding other than temporary impairments, included in accumulated other comprehensive income, a separate component of stockholders’ equity, on an after-tax basis.
The Company classifies its U.S. Treasuries as trading securities. The Company’s trading securities are carried at estimated fair value with changes in fair value recorded as a component of net gain on investment securities in the consolidated statement of income.
Balance Sheet Presentation
Investment securities transactions are recorded on the trade date. Purchases of newly-issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. The cost basis for realized gains and losses on sales of investment securities are determined on the first-in, first-out, or FIFO, method.
Determination of RMBS Fair Value
Fair value is determined under the guidance of ASC 820, Fair Value Measurements and Disclosures, or ASC 820. The Company determines the fair value of its RMBS that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae (collectively, “Agency RMBS”), and U.S. Treasuries based upon prices obtained from third-party pricing providers or broker quotes received using the bid price, which are both deemed indicative of market activity. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of its non-Agency RMBS, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data.
If listed price data is not available or insufficient, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs. The Company classifies these securities as Level 3 assets. As of December 31, 2013, none of the investment securities portfolio is categorized as Level 3.
The Company’s application of ASC 820 guidance is discussed in further detail in Note 16 - Fair Value of these notes to the consolidated financial statements.
Revenue Recognition, Premium Amortization and Discount Accretion
Interest income on securities is accrued based on the outstanding principal balance and their contractual terms. Premiums and discounts associated with Agency RMBS and non-Agency RMBS rated AA and higher at the time of purchase, are amortized into interest income over the life of such securities using the effective yield method. Adjustments to premium

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

amortization are made for actual prepayment activity. The Company estimates prepayments for its Agency interest-only securities, which represent the Company’s right to receive a specified portion of the contractual interest flows of specific Agency and CMO securities. As a result, if prepayments increase (or are expected to increase), the Company will accelerate the rate of amortization on the premiums.
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
Impairment
The Company evaluates its investment securities, on a quarterly basis, to assess whether a decline in the fair value of an available-for-sale security below the Company’s amortized cost basis is an other-than-temporary impairment, or OTTI. The presence of OTTI is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if an entity (i) intends to sell the security, (ii) will more likely than not be required to sell the security before it recovers in value, or (iii) does not expect to recover the security’s amortized cost basis, even if the entity does not intend to sell the security. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment should be recognized currently in earnings and the cost basis of the investment security is adjusted. However, if an entity does not intend to sell the impaired debt security and it is more likely than not that it will not be required to sell before recovery, the OTTI should be separated into (i) the estimated amount relating to credit loss, or credit component, and (ii) the amount relating to all other factors, or non-credit component. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss amount recognized in other comprehensive income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income in accordance with the effective interest method.
Equity Securities, at Fair Value
In exchange for the contribution of the Company’s equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay on December 19, 2012, the Company received shares of common stock of Silver Bay. The Company classified the securities as equity securities on the balance sheet and elected the fair value option for accounting purposes. The securities were valued using the closing market price at period end. See Note 16 - Fair Value of these notes to the financial statements for details on fair value measurement.
Mortgage Loans Held-for-Sale, at Fair Value
Mortgage loans held-for-sale are reported at fair value as a result of a fair value option election. Fair value is determined under the guidance of ASC 820. The Company determines the fair value of its mortgage loans held-for-sale by type of loan and the determination is generally based on current secondary market pricing or cash flow models using market-based yield requirements. See Note 16 - Fair Value of these notes to the financial statements for details on fair value measurement. The Company classifies mortgage loans held-for-sale based on management’s intent to sell them in the secondary whole loan market or include them in a securitization.

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
Securitization and Variable Interest Entities
During the year ended December 31, 2013, the Company purchased subordinated debt and excess servicing rights from two different securitization trusts, one sponsored by a third party and one sponsored by a subsidiary of the Company. The securitization trusts are considered VIEs for financial reporting purposes and, thus, were reviewed for consolidation under the applicable consolidation guidance. As the Company has both the power to direct the activities of the securitization trusts that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trusts. The underlying loans are classified as mortgage loans held-for-investment in securitization trusts and the underlying debt is classified as collateralized borrowings in securitization trusts on the consolidated balance sheets. The interest income on mortgage loans held-for-investment and interest expense on collateralized borrowings are recorded on the consolidated statements of comprehensive income. See Note 16 - Fair Value of these notes to the consolidated financial statements for details on fair value measurement.
Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
Mortgage loans held-for-investment in securitization trusts related to the Company's on-balance sheet securitizations are reported at fair value as a result of a fair value option election. These securitized mortgage loans are legally isolated from the Company and have been structured to be beyond the reach of creditors of the Company. Fair value is determined under the guidance of ASC 820. The Company determines the fair value of its mortgage loans held-for-investment in securitization trusts by type of loan and the determination is generally based on current secondary market pricing or cash flow models using market-based yield requirements. See Note 16 - Fair Value of these notes to the consolidated financial statements for details on fair value measurement.
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
Mortgage Servicing Rights, at Fair Value
The Company’s MSR represent the right to service mortgage loans. The Company and its subsidiaries do not originate or directly service mortgage loans, and instead contract with fully licensed subservicers to handle all servicing functions for the loans underlying the Company’s MSR. However, as an owner and manager of MSR, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the other assets line item on the consolidated balance sheets.
MSR are reported at fair value on the consolidated balance sheets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates). Changes in the fair value of MSR as well as servicing fee income and servicing expenses are reported on the consolidated statements of comprehensive income.
Cash and Cash Equivalents
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
Restricted Cash
Restricted cash represents the Company’s cash held by counterparties as collateral against the Company’s securities, derivatives and/or repurchase agreements. Also included is the cash balance held pursuant to a letter of credit on the New York office lease. Cash held by counterparties as collateral, which resides in non-interest bearing accounts, is not available to the

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Company for general corporate purposes, but may be applied against amounts due to securities, derivatives or repurchase counterparties or returned to the Company when the collateral requirements are exceeded or, at the maturity of the derivative or repurchase agreement.
Accrued Interest Receivable
Accrued interest receivable represents interest that is due and payable to the Company. Cash interest is generally received within thirty days of recording the receivable.
Due from/to Counterparties, net
Due from Counterparties includes cash held by counterparties for payment of principal and interest as well as cash held by counterparties as collateral against the Company’s derivatives and/or repurchase agreements but represents excess capacity and deemed unrestricted and a receivable from the counterparty as of the balance sheet date. Due to counterparties includes cash payable by the Company upon settlement of trade positions as well as cash deposited to and held by the Company as collateral against the Company’s derivatives and/or repurchase agreements but represents a payable to the counterparty as of the balance sheet date. Due to counterparties also includes purchase price holdbacks on MSR acquisitions for missing documents and early prepayments.
Derivative Financial Instruments, at Fair Value
In accordance with codified guidance of ASC 815 - Derivatives and Hedging, or ASC 815, all derivative financial instruments, whether designated for hedging relationships or not, are recorded on the consolidated balance sheet as assets or liabilities and carried at fair value.
At the inception of a derivative contract, the Company determines whether the instrument will be part of a qualifying hedge accounting relationship or whether the Company will account for the contract as a trading instrument. Due to the volatility of the credit markets and difficulty in effectively matching pricing or cash flows, the Company has elected to treat all current derivative contracts as trading instruments. Changes in fair value as well as the accrual and settlement of interest associated with derivatives accounted for as trading instruments are reported in the consolidated statements of comprehensive income as gain (loss) on interest rate swap and swaption agreements or gain (loss) on other derivative instruments depending on the type of derivative instrument.
The Company enters into interest rate derivative contracts for a variety of reasons, including minimizing significant fluctuations in earnings or market values on certain assets or liabilities that may be caused by changes in interest rates. The Company may, at times, enter into various forward contracts including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, and caps. Due to the nature of these instruments, they may be in a receivable/asset position or a payable/liability position at the end of an accounting period. Amounts payable to, and receivable from, the same party under contracts may be offset as long as the following conditions are met: (a) each of the two parties owes the other determinable amounts; (b) the reporting party has the right to offset the amount owed with the amount owed by the other party; (c) the reporting party intends to offset; and (d) the right of offset is enforceable by law. If the aforementioned conditions are not met, amounts payable to and receivable from are presented by the Company on a gross basis in the consolidated balance sheet.
The Company has provided specific disclosure regarding the location and amounts of derivative instruments in the financial statements and how derivative instruments and related hedged items are accounted for. See Note 13 - Derivative Instruments and Hedging Activities of these notes to the consolidated financial statements.
Property and Equipment
Property and equipment, stated at cost, net of accumulated depreciation, are reported in other assets in the Company’s consolidated balance sheets. Included in property and equipment are certain furniture and fixtures, leasehold improvements, and information technology hardware and software. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which is generally three years.
Repurchase Agreements
The Company finances the acquisition of certain of its investment securities and mortgage loans through the use of repurchase agreements. The repurchase agreements are generally short-term debt, which expire within one year. As of December 31, 2013, certain of the Company’s repurchase agreements have contractual terms of greater than one year, and are considered long-term debt. Borrowings under repurchase agreements generally bear interest rates of a specified margin over one-month LIBOR and are generally uncommitted. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements.
Collateralized Borrowings in Securitization Trusts, at Fair Value
Collateralized borrowings in securitization trusts related to the Company's on-balance sheet securitizations are reported at fair value as a result of a fair value option election. This long-term debt is nonrecourse to the Company beyond the assets held

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

in the trusts. Fair value is determined under the guidance of ASC 820. The Company determines the fair value of its collateralized borrowings in securitization trusts based on prices obtained from third-party pricing providers, broker quotes received and other applicable market data. See Note 16 - Fair Value of these notes to the consolidated financial statements for details on fair value measurement.
Accrued Interest Payable
Accrued interest payable represents interest that is due and payable to third parties. Interest is generally paid within thirty days to three months of recording the payable, based upon the Company’s remittance requirements.
Deferred Tax Assets and Liabilities
Income recognition for GAAP and tax differ in certain respects. These differences often reflect differing accounting treatments for tax and GAAP, such as accounting for discount and premium amortization, credit losses, asset impairments, recognition of certain operating expenses and certain valuation estimates. Some of these differences are temporary in nature and create timing mismatches between when taxable income is earned and the tax is paid versus when the GAAP income is recognized and the tax provision is recorded. Some of these differences are permanent since certain income (or expense) may be recorded for tax but not for GAAP (or vice-versa). One such significant permanent difference is the Company’s ability as a REIT to deduct dividends paid to stockholders as an expense for tax, but not for GAAP.
As a result of these temporary differences, the Company’s taxable REIT subsidiaries, or TRSs, may recognize taxable income in periods prior or subsequent to when it recognizes income for GAAP. When this occurs, the TRSs pay or defer the tax liability and establish deferred tax assets or deferred tax liabilities, respectively, for GAAP.
As the income is subsequently realized in future periods under GAAP, the deferred tax asset is recognized as an expense. Alternatively, as the TRSs realize the deferred taxable income, the deferred tax liability is recognized as a reduction to taxable income. The Company’s deferred tax assets and/or liabilities are generated solely by differences in GAAP and taxable income at our taxable subsidiaries. GAAP and tax differences in the REIT may create additional deferred tax assets and/or liabilities to the extent the Company does not distribute all of its taxable income.
Income Taxes
The Company has elected to be taxed as a REIT under the Code and the corresponding provisions of state law. To qualify as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to stockholders (not including taxable income retained in its taxable subsidiaries) within the time frame set forth in the tax Code and the Company must also meet certain other requirements. In addition, because certain activities, if performed by the Company, may cause the Company to earn income which is not qualifying for the REIT gross income tests, the Company has formed TRSs, as defined in the Code, to engage in such activities. These TRSs’ activities are subject to income taxes as well as any REIT taxable income not distributed to stockholders.
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
Earnings (Loss) Per Share
Basic and diluted earnings per share are computed by dividing net income attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period. For both basic and diluted per share calculations, potential common shares represents issued and unvested shares of restricted stock, which have full rights to the common stock dividend declarations of the Company. For diluted per share calculations, potential common shares also includes dilutive warrants if the weighted average market value per share of the Company’s common stock was above the strike price of the warrants during the period presented. In accordance with ASC 260 Earnings Per Share, or ASC 260, if there is a loss from continuing operations, the common stock equivalents are deemed anti-dilutive and earnings (loss) per share is calculated excluding the potential common shares. At 5:00 p.m. EST on November 7, 2013, all outstanding warrants expired, pursuant to the terms of the warrant agreement. No warrants remain outstanding as of December 31, 2013.
Other Comprehensive (Loss) Income
Current period net unrealized gains and losses on available-for-sale securities are reported as components of accumulated other comprehensive income (loss) on our consolidated statements of stockholders’ equity and in the statement of comprehensive income. Net unrealized gains and losses on securities held by our taxable subsidiaries that are reported in accumulated other comprehensive income (loss) are adjusted for the effects of taxation and may create deferred tax assets or liabilities.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Equity Incentive Plan
The Company’s Restated 2009 Equity Incentive Plan, or the Plan was approved by its stockholders on May 21, 2013. The Plan provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including PRCM Advisers and its affiliates. The Plan is administered by the compensation committee of the Company’s board of directors. The Plan permits the granting of restricted shares of common stock, phantom shares, dividend equivalent rights and other equity-based awards. See Note 22 - Equity Incentive Plan for further details regarding the Plan.
The cost of equity-based compensation awarded to employees provided by our manager is measured at fair value at each reporting date based on the price of the Company’s stock as of period end in accordance with ASC 505, Equity, or ASC 505, and amortized over the vesting term.
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
Under GAAP, if the Company has a valid right of setoff, it may offset the related asset and liability and report the net amount. The Company presents repurchase agreements subject to master netting arrangements or similar agreements on a gross basis, and derivative assets and liabilities subject to such arrangements on a net basis, based on derivative type and counterparty, in its consolidated balance sheets. Separately, the Company presents cash collateral subject to such arrangements on a net basis, based on counterparty, in its consolidated balance sheets. However, the Company does not offset financial assets and liabilities with the associated cash collateral on its consolidated balance sheets.
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of December 31, 2013 and December 31, 2012:

	December 31, 2013
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$572,050	$(22,191)	$549,859	$(22,081)	$—	$527,778
Total Assets	$572,050	$(22,191)	$549,859	$(22,081)	$—	$527,778

Liabilities
Repurchase agreements	$(12,250,450)	$—	$(12,250,450)	$12,250,450	$—	$—
Derivative liabilities	(44,272)	22,191	(22,081)	22,081	—	—
Total Liabilities	$(12,294,722)	$22,191	$(12,272,531)	$12,272,531	$—	$—

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	December 31, 2012
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$463,027	$(947)	$462,080	$(129,294)	$85,798	$418,584
Total Assets	$463,027	$(947)	$462,080	$(129,294)	$85,798	$418,584

Liabilities
Repurchase agreements	$(12,624,510)	$—	$(12,624,510)	$12,624,510	$—	$—
Derivative liabilities	(130,241)	947	(129,294)	129,294	—	—
Total Liabilities	$(12,754,751)	$947	$(12,753,804)	$12,753,804	$—	$—
____________________

(1)
Amounts presented are limited in total to the net amount of assets or liabilities presented in the consolidated balance sheets by instrument. Excess cash collateral or financial assets that are pledged to counterparties may exceed the financial liabilities subject to a master netting arrangement or similar agreement, or counterparties may have pledged excess cash collateral to the Company that exceed the corresponding financial assets. These excess amounts are excluded from the table above, although separately reported within restricted cash, due from counterparties, or due to counterparties in the Company’s consolidated balance sheets.

Recently Issued and/or Adopted Accounting Standards
Offsetting Assets and Liabilities
In December 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-11, which amends ASC 210, Balance Sheet. The amendments in this ASU enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with ASC 210, Balance Sheet or ASC 815, Other Presentation Matters or (2) subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 is effective for the first interim or annual period beginning on or after January 1, 2013. In January 2013, the FASB issued ASU No. 2013-01, which limits the scope of ASU 2011-11 to certain derivatives, repurchase agreements and securities lending arrangements. ASU 2013-01 is also effective for the first interim or annual period beginning on or after January 1, 2013. Adopting both ASU 2011-11 and ASU 2013-01 did not have any impact on the Company’s consolidated financial condition or results of operations, but did impact financial statement disclosures.
Comprehensive Income
In February 2013, the FASB issued ASU No. 2013-02, which amends ASC 220, Comprehensive Income. The amendments are intended to make the presentation of items within Other Comprehensive Income (OCI) more prominent. ASU 2013-02 requires reclassification adjustments between OCI and net income to be presented separately on the face of the financial statements. The new guidance does not change the requirement to present items of net income and OCI, and totals for net income, OCI and comprehensive income in a single continuous statement or two consecutive statements. ASU 2013-02 is effective for the first interim or annual period beginning on or after December 15, 2012. Adopting this ASU did not have any impact on the Company’s consolidated financial condition or results of operations, but did impact financial statement disclosures.
Presentation of an Unrecognized Tax Benefit
In July 2013, the FASB issued ASU No. 2013-11, which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss, or NOL, carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require any new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning on or

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

after December 15, 2013, with early adoption permitted. Early adopting this ASU did not have any impact on the Company’s consolidated financial condition or results of operations.

Note 3. Variable Interest Entities
During the year ended December 31, 2013, the Company purchased subordinated debt and excess servicing rights from two different securitization trusts, one sponsored by a third party and one sponsored by a subsidiary of the Company. Both securitization trusts are considered VIEs for financial reporting purposes and, thus, were reviewed for consolidation under the applicable consolidation guidance. Since the Company has both the power to direct the activities of the securitization trusts that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trusts. As the Company is required to reassess VIE consolidation guidance each quarter, new facts and circumstances may change the Company’s determination. This could result in a material impact to the Company’s financial statements during subsequent reporting periods.
The following table presents a summary of the assets and liabilities of the consolidated securitization trusts as reported on the consolidated balance sheet:

(in thousands)	December 31, 2013	December 31, 2012
Mortgage loans held-for-investment in securitization trusts	$792,390	$—
Accrued interest receivable	4,506	—
Total Assets	$796,896	$—
Collateralized borrowings in securitization trusts	639,731	—
Accrued interest payable	1,596	—
Accrued expenses	2,724	—
Total Liabilities	$644,051	$—

Note 4. Discontinued Operations
On December 19, 2012, the Company completed the contribution of its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay. Two Harbors Property Investment LLC previously housed the Company’s portfolio of single-family rental properties. As the Company will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the years ended December 31, 2013, 2012 and 2011.
Summarized financial information for the discontinued operations are presented below.

	Year Ended
	December 31,
	2013	2012	2011
Income:
Gain on contribution of entity	$3,861	$10,641	$—
Real estate related revenues	—	2,730	—
Total income	3,861	13,371	—
Expenses:
Management fees	—	1,579	—
Real estate related expenses	—	4,731	—
Other operating expenses	(138)	2,571	89
Total expenses	(138)	8,881	89
Income (loss) from discontinued operations	$3,999	$4,490	$(89)

In addition to the gain on contribution of entity that was recorded in 2012 in connection with the closing of the contribution, certain adjustments were agreed to be recognized in 2013. These include an installment sales gain of approximately $4.0

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

million from Silver Bay, a reduction of 2013 management fees payable to PRCM Advisers of $4.3 million, and an immaterial amount of additional working capital adjustments determined in accordance with the contribution agreement entered into with Silver Bay. Of these amounts, $3.9 million of the installment sales gain was recorded as a gain on contribution of entity within discontinued operations, and the full $4.3 million of the reduction of 2013 management fees payable to PRCM Advisers was recorded within management fees, on the consolidated statements of comprehensive income for the year ended December 31, 2013. The remaining $0.1 million recorded within discontinued operations on the consolidated statements of comprehensive income for the year ended December 31, 2013 relates to accrual adjustments for transaction expenses related to the contribution. See Note 26 - Related Party Transactions for additional information.

Note 5. Available-for-Sale Securities, at Fair Value
The Company holds available-for-sale, or AFS, investment securities, which are carried at fair value. AFS securities exclude the retained interests from the Company’s on-balance sheet securitizations, as they are eliminated in consolidation in accordance with GAAP. The following table presents the Company’s AFS investment securities by collateral type as of December 31, 2013 and December 31, 2012:

(in thousands)	December 31, 2013	December 31, 2012
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$2,977,291	$3,608,272
Federal National Mortgage Association	4,435,820	5,130,965
Government National Mortgage Association	2,084,298	2,272,866
Non-Agency	2,759,318	2,654,851
Total mortgage-backed securities	$12,256,727	$13,666,954
At December 31, 2013 and December 31, 2012, the Company pledged investment securities with a carrying value of $12.3 billion and $12.8 billion, respectively, as collateral for repurchase agreements. See Note 17 - Repurchase Agreements.
At December 31, 2013 and December 31, 2012, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and therefore classified as derivatives.
The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of December 31, 2013 and December 31, 2012:

	December 31, 2013
(in thousands)	Agency	Non-Agency	Total
Face Value	$11,919,590	$4,474,353	$16,393,943
Unamortized premium	621,279	—	621,279
Unamortized discount
Designated credit reserve	—	(1,234,449)	(1,234,449)
Net, unamortized	(2,897,222)	(1,071,559)	(3,968,781)
Amortized Cost	9,643,647	2,168,345	11,811,992
Gross unrealized gains	102,600	595,179	697,779
Gross unrealized losses	(248,838)	(4,206)	(253,044)
Carrying Value	$9,497,409	$2,759,318	$12,256,727

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	December 31, 2012
(in thousands)	Agency	Non-Agency	Total
Face Value	$11,934,492	$4,503,999	$16,438,491
Unamortized premium	749,252	—	749,252
Unamortized discount
Designated credit reserve	—	(1,290,946)	(1,290,946)
Net, unamortized	(1,929,811)	(996,490)	(2,926,301)
Amortized Cost	10,753,933	2,216,563	12,970,496
Gross unrealized gains	276,293	448,403	724,696
Gross unrealized losses	(18,123)	(10,115)	(28,238)
Carrying Value	$11,012,103	$2,654,851	$13,666,954

The following tables present the carrying value of the Company’s AFS investment securities by rate type as of December 31, 2013 and December 31, 2012:

	December 31, 2013
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$1,006,621	$2,403,078	$3,409,699
Fixed Rate	8,490,788	356,240	8,847,028
Total	$9,497,409	$2,759,318	$12,256,727

	December 31, 2012
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$188,429	$2,334,950	$2,523,379
Fixed Rate	10,823,674	319,901	11,143,575
Total	$11,012,103	$2,654,851	$13,666,954

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table presents the changes for the year ended December 31, 2013 and 2012 of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	Year Ended December 31,
	2013			2012
(in thousands)	Designated Credit Reserve	Unamortized Net Discount	Total	Designated Credit Reserve	Unamortized Net Discount	Total
Beginning balance at January 1	$(1,290,946)	$(996,490)	$(2,287,436)	$(782,606)	$(540,969)	$(1,323,575)
Acquisitions	(179,678)	(369,651)	(549,329)	(634,890)	(553,868)	(1,188,758)
Accretion of net discount	886	142,321	143,207	493	135,988	136,481
Realized credit losses	33,130	—	33,130	47,344	—	47,344
Reclassification adjustment for other-than-temporary impairments	(1,662)	—	(1,662)	(10,952)	—	(10,952)
Transfers from (to)	97,101	(97,101)	—	65,401	(65,401)	—
Sales, calls, other	106,720	249,362	356,082	24,264	27,760	52,024
Ending balance at December 31	$(1,234,449)	$(1,071,559)	$(2,306,008)	$(1,290,946)	$(996,490)	$(2,287,436)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of December 31, 2013 and December 31, 2012. At December 31, 2013, the Company held 1,431 AFS securities, of which 447 were in an unrealized loss position for less than twelve consecutive months and 114 were in an unrealized loss position for more than twelve consecutive months. Of the $4.9 billion and $2.5 billion of AFS securities in an unrealized loss position for less than twelve consecutive months as of December 31, 2013 and December 31, 2012, $4.8 billion, or 96.9%, and $2.4 billion, or 95.8%, respectively, were Agency AFS securities, whose principal and interest are guaranteed by the GSEs. At December 31, 2012, the Company held 1,493 AFS securities, of which 250 were in an unrealized loss position for less than twelve months and 47 were in an unrealized loss position for more than twelve consecutive months.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2013	$4,902,813	$(171,651)	$1,186,692	$(81,393)	$6,089,505	$(253,044)
December 31, 2012	$2,548,995	$(18,610)	$52,689	$(9,628)	$2,601,684	$(28,238)

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
The Company recorded a $1.7 million other-than-temporary credit impairment during the year ended December 31, 2013 on a total of four non-Agency RMBS where the future expected cash flows for each security was less than its amortized cost. As of December 31, 2013, impaired securities had weighted average cumulative losses of 9.9%, a weighted average three-month

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

prepayment speed of 4.6%, a weighted average 60+ day delinquency of 33.2% of the pool balance, and a weighted average FICO score of 668. At December 31, 2013, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities, therefore, only the projected credit loss was recognized in earnings. During the years ended December 31, 2012 and 2011, the Company recorded $11.0 million and $5.1 million in other-than-temporary credit impairments on 33 and 13 non-Agency RMBS, respectively, where the future expected cash flows for each security was less than its amortized cost.
The following table presents the changes in OTTI included in earnings for years ended December 31, 2013, 2012 and 2011:

	Year Ended
	December 31,
(in thousands)	2013	2012	2011
Cumulative credit loss at beginning of year	$(15,561)	$(5,102)	$—
Additions:
Other-than-temporary impairments not previously recognized	—	(9,537)	(5,102)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	(1,662)	(1,415)	—
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	1,677	250	—
Decreases related to other-than-temporary impairments on securities sold	6,079	243	—
Cumulative credit loss at end of year	$(9,467)	$(15,561)	$(5,102)

Cumulative credit losses related to OTTI may be reduced for securities sold as well as for securities that mature, pay down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain (loss) on investment securities in the Company’s consolidated statements of comprehensive income. For the years ended December 31, 2013, 2012 and 2011, the Company sold AFS securities for $4.4 billion, $3.4 billion and $1.0 billion with an amortized cost of $4.5 billion, $3.3 billion and $1.0 billion, for net realized losses of $64.5 million and gains of $112.9 million and $29.7 million, respectively.
The following table presents the gross realized gains and losses on sales of AFS securities for the years ended December 31, 2013, 2012 and 2011:

	Year Ended
	December 31,
(in thousands)	2013	2012	2011
Gross realized gains	$202,112	$115,750	$29,983
Gross realized losses	(266,620)	(2,859)	(316)
Total realized (losses) gains on sales, net	$(64,508)	$112,891	$29,667

Note 6. Trading Securities, at Fair Value
The Company holds U.S. Treasuries in a TRS and classifies these securities as trading instruments due to short-term investment objectives. As of December 31, 2013 and December 31, 2012, the Company held U.S. Treasuries with an amortized cost of $996.1 million and $997.0 million, and a fair value of $1.0 billion for both periods, classified as trading securities. The unrealized gains included within trading securities were $4.1 million and $5.0 million as of December 31, 2013 and December 31, 2012, respectively.
For the years ended December 31, 2013, 2012 and 2011, the Company sold trading securities for $1.0 billion, $1.0 billion and $1.2 billion with an amortized cost of $997.9 million, $1.0 billion and $1.2 billion, resulting in realized gains of $3.0 million, $1.7 million and $3.3 million, respectively, on the sale of these securities. For the year ended December 31, 2013,

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

trading securities experienced change in unrealized losses of $1.0 million and, for the years ended December 31, 2012 and 2011, trading securities experienced change in unrealized gains of $2.0 million and $3.5 million, respectively. Both realized and unrealized gains and losses are recorded as a component of gain (loss) on investment securities in the Company’s consolidated statements of comprehensive income.
At December 31, 2013 and December 31, 2012, the Company pledged trading securities with a carrying value of $1.0 billion and $1.0 billion, respectively, as collateral for repurchase agreements. See Note 17 - Repurchase Agreements.

Note 7. Equity Securities, at Fair Value
At December 31, 2012, equity securities consisted of shares of Silver Bay common stock carried at fair value with changes in fair value recorded in earnings as a result of a fair value option election. In exchange for the contribution of the Company’s equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay on December 19, 2012, the Company received 17,824,647 shares of common stock, or 47.7%, of Silver Bay at the initial public offering price of $18.50. The initial carrying value of the Company’s equity securities was $329.8 million and the carrying value as of December 31, 2012 was $335.6 million, which included $5.9 million in unrealized gains.
On March 18, 2013, the Company declared a special dividend pursuant to which the 17,824,647 shares of Silver Bay common stock was distributed, on a pro rata basis, to the Company’s stockholders of record as of April 2, 2013. The dividend was distributed on or about April 24, 2013. As a result, the Company recognized $13.7 million of realized gains on distribution as well as $5.9 million of change in unrealized losses within gain (loss) on investment securities on the consolidated statements of comprehensive income for the year ended December 31, 2013. Because the shares were distributed to the Company’s stockholders during the year ended December 31, 2013, equity securities are no longer recognized on the consolidated balance sheet as of December 31, 2013.

Note 8. Mortgage Loans Held-for-Sale, at Fair Value
Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of a fair value option election. The following table presents the carrying value of the Company’s mortgage loans held-for-sale as of December 31, 2013 and December 31, 2012:

(in thousands)	December 31, 2013	December 31, 2012
Unpaid principal balance	$680,840	$56,976
Fair value adjustment	(136,259)	1,631
Carrying value	$544,581	$58,607

At December 31, 2013 and December 31, 2012, the Company pledged mortgage loans with a carrying value of $200.8 million and $52.5 million, respectively, as collateral for repurchase agreements. See Note 17 - Repurchase Agreements.

Note 9. Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
During the year ended December 31, 2013, we purchased subordinated debt and excess servicing rights from two different securitization trusts, one sponsored by a third party and one sponsored by a subsidiary of the Company. The underlying residential mortgage loans held by the trusts, which are consolidated on the Company’s consolidated balance sheet, are classified as mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. The following table presents the carrying value of the Company’s mortgage loans held-for-investment in securitization trusts as of December 31, 2013 and December 31, 2012:

(in thousands)	December 31, 2013	December 31, 2012
Unpaid principal balance	$812,538	$—
Fair value adjustment	(20,148)	—
Carrying value	$792,390	$—

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 10. Servicing Activities
Mortgage Servicing Rights, at Fair Value
On April 30, 2013, one of the Company’s wholly owned subsidiaries acquired a company that has seller-servicer approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSR. The MSR acquired in conjunction with this acquisition and those subsequently purchased represent the right to service mortgage loans. The Company and its subsidiaries do not originate or directly service mortgage loans, and instead contract with fully licensed subservicers to handle all servicing functions for the loans underlying the Company’s MSR. The following table summarizes activity related to MSR for the year ended December 31, 2013.

(in thousands)	Year Ended December 31, 2013
Balance at beginning of period	$—
Additions from purchases of servicing rights	500,521
Changes in fair value due to:
Changes in fair value assumptions	20,651
Other changes in fair value	(6,770)
Balance at end of period	$514,402

As of December 31, 2013, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(in thousands)	As of December 31, 2013
Weighted average prepayment speed:	9.5%
Impact on fair value of 10% adverse change	$(19,305)
Impact on fair value of 20% adverse change	$(37,187)
Weighted average delinquency:	4.0%
Impact on fair value of 10% adverse change	$(8,835)
Impact on fair value of 20% adverse change	$(17,642)
Weighted average discount rate:	9.0%
Impact on fair value of 10% adverse change	$(21,037)
Impact on fair value of 20% adverse change	$(40,642)

These assumptions and sensitivities are hypothetical and should be considered with caution. Changes in fair value based on 10% and 20% variations in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear, Also, the effect of a variation in a particular assumption on the fair value of MSR is calculated without changing any other assumptions. In reality, changes in one factor may result in changes in another (e.g., increased market interest rates may result in lower prepayments and increased credit losses) that could magnify or counteract the sensitivities. Further, these sensitivities show only the change in the asset balances and do not show any expected change in the fair value of the instruments used to manage the interest rates and prepayment risks associated with these assets.
Risk Mitigation Activities
The primary risk of the Company’s MSR is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher-than-expected prepayments that could reduce the value of the MSR. The Company economically hedges the impact of these risks with derivative financial instruments. Refer to Note 13 - Derivative Instruments and Hedging Activities for additional information regarding the derivative financial instruments used to economically hedge MSR.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s consolidated statements of comprehensive income for the year ended December 31, 2013:

(in thousands)	Year Ended December 31, 2013
Servicing fee income	$11,807
Ancillary fee income	204
$12,011

Mortgage Servicing Advances
In connection with the servicing of loans, the Company’s subservicers make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances, including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances, which are funded by the Company, totaled $7.3 million and were included in other assets on the consolidated balance sheet as of December 31, 2013.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of loans owned and classified as mortgage loans held-for-sale, loans held in consolidated variable interest entities classified as mortgage loans held-for-investment in securitization trusts, and loans underlying MSR. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of December 31, 2013 and December 31, 2012:

(dollars in thousands)	December 31, 2013		December 31, 2012
	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
On-balance sheet mortgage loans
Mortgage loans held-for-sale	2,890	$680,840	71	$56,976
Mortgage loans held-for-investment in securitization trusts	537	425,209	—	—
Off-balance sheet mortgage loans
Purchased mortgage servicing rights	210,441	42,324,328	—	—
Total serviced mortgage assets	213,868	$43,430,377	71	$56,976

Note 11. Restricted Cash
The Company is required to maintain certain cash balances with counterparties for broker activity and collateral for the Company’s repurchase agreements in non-interest bearing accounts. The Company has also placed cash in a restricted account pursuant to a letter of credit on an office space lease.
The following table presents the Company’s restricted cash balances as of December 31, 2013 and December 31, 2012:

(in thousands)	December 31, 2013	December 31, 2012
Restricted cash balances held by trading counterparties:
For securities trading activity	$9,000	$9,000
For derivatives trading activity	191,107	208,669
As restricted collateral for repurchase agreements	201,194	84,307
	401,301	301,976
Restricted cash balance pursuant to letter of credit on office lease	346	346
Total	$401,647	$302,322

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 12. Accrued Interest Receivable
The following table presents the Company’s accrued interest receivable by collateral type:

(in thousands)	December 31, 2013	December 31, 2012
Accrued Interest Receivable:
U.S. Treasuries	$2,361	$1,119
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	10,583	11,888
Federal National Mortgage Association	15,034	17,101
Government National Mortgage Association	10,007	8,962
Non-Agency	3,676	3,296
Total mortgage-backed securities	39,300	41,247
Mortgage loans held-for-sale	4,136	247
Mortgage loans held-for-investment in securitization trusts	4,506	—
Total	$50,303	$42,613

Note 13. Derivative Instruments and Hedging Activities
The Company enters into a variety of derivative and non-derivative instruments in connection with its risk management activities. The Company’s primary objective for executing these derivatives and non-derivative instruments is to mitigate the Company’s economic exposure to future events that are outside its control. The Company’s derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company may, at times, enter into various forward contracts including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps, and credit default swaps. In executing on the Company’s current risk management strategy, the Company has entered into interest rate swap and swaption agreements TBAs, put and call options for TBAs, constant maturity swaps, forward sale commitments, and credit default swaps. The Company has also entered into a number of non-derivative instruments to manage interest rate risk, principally U.S. Treasuries and Agency interest-only securities.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Balance Sheet Presentation
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading instruments as of December 31, 2013 and December 31, 2012.

(in thousands)	December 31, 2013
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$221,364	$1,525,845	$—	$—
Interest rate swap agreements	25,325	19,619,000	—	—
Credit default swaps	—	—	(18,183)	476,702
Swaptions	269,745	5,130,000	—	—
TBAs	33,425	4,097,000	(125)	400,000
Constant maturity swaps	—	—	(3,773)	10,000,000
Forward purchase commitment	—	12,063	—	—
Total	$549,859	$30,383,908	$(22,081)	$10,876,702

(in thousands)	December 31, 2012
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$304,975	$1,909,351	$—	$—
Interest rate swap agreements	—	—	(129,055)	14,070,000
Credit default swaps	52,906	438,440	—	—
Swaptions	102,048	4,950,000	—	—
TBAs	1,917	2,414,000	(239)	139,000
Forward purchase commitment	234	56,865	—	—
Total	$462,080	$9,768,656	$(129,294)	$14,209,000

The following table provides the average outstanding notional amounts of the Company’s derivative financial instruments treated as trading instruments for the years ended December 31, 2013 and December 31, 2012.

(in thousands)	Year Ended December 31,
	2013		2012
Trading instruments	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Inverse interest-only securities	$1,782,306	$—	$1,741,380	$—
Interest rate swap agreements	16,965,918	—	—	9,891,749
Credit default swaps	—	1,044,170	563,434	68,541
Swaptions	5,592,274	—	4,023,639	—
TBAs	2,186,016	1,508,836	546,429	526,085
Put and call options for TBAs	420,334	—	—	—
Constant maturity swaps	—	7,972,527	—	—
Short U.S. Treasuries	—	6,658	—	11,749
Forward purchase commitment	57,489	—	94,855	—
Forward sale commitment	—	—	2,395	—

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the consolidated statements of comprehensive income on its derivative instruments:

(in thousands)
Trading Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Year Ended December 31,
		2013	2012	2011
Interest rate risk management
TBAs (1)	Gain (loss) on other derivative instruments	$151,021	$(30,897)	$91
Put and call options for TBAs (1)	Gain (loss) on other derivative instruments	7,798	—	—
Constant maturity swaps (1)	Gain (loss) on other derivative instruments	(11,438)	—	—
Short U.S. Treasuries (1)	Gain (loss) on other derivative instruments	(991)	(1,768)	—
Interest rate swap agreements - Receivers (1)	(Loss) gain on interest rate swap and swaption agreements	(15,378)	—	—
Interest rate swap agreements - Payers (1)	(Loss) gain on interest rate swap and swaption agreements	16,641	—	—
Interest rate swap agreements - Receivers (2)	(Loss) gain on interest rate swap and swaption agreements	906	—	—
Interest rate swap agreements - Payers (2)	(Loss) gain on interest rate swap and swaption agreements	(10,241)	(13,056)	6,112
Forward sale commitments (3)	(Loss) gain on mortgage loans held-for-sale	—	(26)	—
Interest rate swap agreements - Payers (4)	(Loss) gain on interest rate swap and swaption agreements	130,268	(111,707)	(92,881)
Swaptions (4)	(Loss) gain on interest rate swap and swaption agreements	123,033	(35,012)	—
Credit risk management
Credit default swaps - Receive protection (5)	Gain (loss) on other derivative instruments	(75,927)	(61,935)	11,409
Non-risk management
TBAs	Gain (loss) on other derivative instruments	38,297	—	—
Inverse interest-only securities	Gain (loss) on other derivative instruments	(13,415)	41,706	23,392
Credit default swaps - Provide protection	Gain (loss) on other derivative instruments	—	11,988	(8,137)
Forward purchase commitments	(Loss) gain on mortgage loans held-for-sale	(20,015)	2,396	—
Total		$320,559	$(198,311)	$(60,014)
____________________

(1)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s available-for-sale securities, mortgage loans held-for-sale and forward purchase commitments.

(2)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s U.S. Treasuries, TBAs and MSR.

(3)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s mortgage loans held-for-sale.

(4)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s repurchase agreements.

(5)	Includes derivative instruments held to mitigate credit risk associated with the Company’s non-Agency RMBS and mortgage loans held-for-sale.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

For the years ended December 31, 2013, 2012 and 2011, the Company recognized $58.5 million, $38.4 million and $24.9 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from generally paying a fixed interest rate on an average $17.0 billion, $9.9 billion and $3.7 billion notional, respectively, to hedge a portion of the Company’s interest rate risk on its short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest.
For the years ended December 31, 2013, 2012 and 2011, the Company terminated, had agreements mature, or had options expire on a total of 155, 26 and 32 interest rate swap and swaption positions of $33.8 billion, $4.5 billion and $3.2 billion notional, respectively. Upon settlement of the early terminations, contractual maturities and option expirations, the Company paid $34.5 million, $1.6 million and $6.0 million in full settlement of its net interest spread liability and recognized $12.3 million in realized gains, and $29.6 million and $17.0 million in realized losses on the swaps and swaptions for the years ended December 31, 2013, 2012 and 2011, respectively, including early termination penalties.
For the years ended December 31, 2013, 2012 and 2011, the Company terminated a total of 22, 18 and 3 credit default swap positions totaling $2.5 billion, $825.0 million and $175.0 million notional, respectively. Upon settlement of the early terminations, the Company paid $1.9 million, $2.9 million and $1.1 million, respectively, in full settlement of its net interest spread payable and recognized $53.2 million and $17.6 million in realized losses, and $4.6 million in realized gains for the years ended December 31, 2013, 2012 and 2011, respectively, on the credit default swaps, including early termination penalties.
Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the consolidated statements of cash flows. Derivative fair value adjustments are reflected within the unrealized (gain) loss on interest rate swaps and swaptions, unrealized (gain) loss on other derivative instruments, and loss (gain) on mortgage loans held-for-sale line items within the operating activities section of the consolidated statements of cash flows. Realized losses on interest rate swap and swaption agreements are reflected within the (gain) loss on termination of interest rate swaps and swaptions line item within the operating activities section of the consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the purchases of other derivative instruments, proceeds from sales of other derivative instruments, and (decrease) increase in due to counterparties, net line items within the investing activities section of the consolidated statements of cash flows.
Interest Rate Sensitive Assets/Liabilities
Available-for-sale Securities - The Company’s RMBS investment securities are generally subject to change in value when mortgage rates decline or increase, depending on the type of investment. Rising mortgage rates generally result in a slowing of refinancing activity, which slows prepayments and results in a decline in the value of the Company’s fixed-rate Agency pools. To mitigate the impact of this risk, the Company maintains a portfolio of financial instruments, primarily fixed-rate interest-only securities, which increase in value when interest rates increase. In addition, the Company has initiated TBA positions, put and call options for TBAs, constant maturity swaps and interest rate swap agreements to further mitigate its exposure to higher interest rates, decreased prepayment speeds and widening mortgage spreads. The objective is to reduce the risk of losses to the portfolio caused by interest rate changes and changes in prepayment speeds.
As of December 31, 2013 and December 31, 2012, the Company had outstanding fair value of $75.6 million and $77.3 million, respectively, of interest-only securities in place to economically hedge its investment securities. These interest-only securities are included in AFS securities, at fair value, in the consolidated balance sheets.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

As of December 31, 2013, $0.4 billion of the Company’s long notional TBA positions and $1.9 billion of the Company’s short notional TBA positions were held as a means to mitigate exposure to higher interest rates and wider mortgage spreads, while the remaining $2.2 billion long notional TBA positions were held for non-risk management purposes (see “Non-Risk Management Activities” section). As of December 31, 2012, $1.8 billion of the Company’s long notional TBA positions and $800.0 million of the Company’s short notional TBA positions were held as a means to mitigate exposure to higher interest rates and wider mortgage spreads. The Company discloses these on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following table presents the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of December 31, 2013 and December 31, 2012:

	As of December 31, 2013
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$2,550,000	$2,749,648	$2,767,295	$17,771	$(125)
Sale contracts	(1,947,000)	(1,959,256)	(1,943,602)	15,654	—
TBAs, net	$603,000	$790,392	$823,693	$33,425	$(125)

	As of December 31, 2012
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$1,753,000	$1,867,621	$1,869,112	$1,729	$(239)
Sale contracts	(800,000)	(857,625)	(857,438)	188	—
TBAs, net	$953,000	$1,009,996	$1,011,674	$1,917	$(239)
___________________

(1)	Notional amount represents the face amount of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid/(received) for the underlying Agency RMBS.

(3)	Market value represents the market value of the TBA (or of the underlying Agency RMBS) as of period-end.

(4)
Net carrying value represents the difference between the market value of the TBA as of period-end and its cost basis, and is reported in derivative assets / (liabilities), at fair value, in the consolidated balance sheets.

During the year ended December 31, 2013, the Company purchased and sold put and call options for TBAs; however, the Company did not hold any put or call options for TBAs as of December 31, 2013. The Company did not purchase or sell any put or call options for TBAs during the year ended December 31, 2012.
The Company has also entered into constant maturity swaps between the 10-year interest rate swap curve and the yield to maturity on a 30-year Fannie Mae TBA to economically hedge mortgage spread widening. The Company had the following constant maturity swaps agreements in place at December 31, 2013:

(notional and dollars in thousands)
December 31, 2013
Determination Date	Average Strike Swap Rate	Notional Amount	Fair Value	Upfront Premium Paid	Unrealized Gain/(Loss)
February 2014	0.768%	3,000,000	625	—	625
March 2014	0.850%	5,000,000	(3,171)	—	(3,171)
June 2014	0.828%	2,000,000	(1,227)	—	(1,227)
Total	0.821%	$10,000,000	$(3,773)	$—	$(3,773)

The Company did not hold any constant maturity swaps as of December 31, 2012.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

As of December 31, 2013, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk associated with the Company’s available-for-sale securities whereby the Company receives interest at a 3-month LIBOR rate:

(notional in thousands)
December 31, 2013
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2018	$2,040,000	1.563%	0.241%	4.94
Total	$2,040,000

Additionally, as of December 31, 2013, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk associated with the Company’s available-for-sale securities whereby the Company pays interest at a 3-month LIBOR rate:

(notional in thousands)
December 31, 2013
Swaps Maturities	Notional Amounts	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2023	$1,099,000	0.242%	2.914%	9.94
Total	$1,099,000

The Company did not hold any interest rate swaps in connection with the its available-for-sale securities as of December 31, 2012.
U.S. Treasuries, TBAs and MSR - The Company has entered into interest rate swaps in combination with U.S. Treasuries, TBAs and MSR to economically hedge funding cost risk, mortgage interest rate exposure (or duration), and mortgage basis widening, depending on the type of investment.
As of December 31, 2013 and December 31, 2012, the Company held $1.0 billion in fair value of U.S. Treasuries classified as trading securities and the following outstanding interest rate swaps utilized to economically hedge funding cost risk:

(notional in thousands)
December 31, 2013
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2016	$1,000,000	0.955%	0.239%	2.67
Total	$1,000,000

(notional in thousands)
December 31, 2012
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2015	$1,000,000	0.799%	0.350%	2.28
Total	$1,000,000

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

As of December 31, 2013 and December 31, 2012, the Company held the following interest rate swaps that were entered into in combination with TBA contracts and/or MSR to economically hedge mortgage basis widening and duration:

(notional in thousands)
December 31, 2013
Swaps Maturities	Notional Amounts	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2018 and Thereafter	1,055,000	0.239%	1.736%	5.65
Total	$1,055,000	0.239%	1.736%	5.65

(notional in thousands)
December 31, 2012
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2014	$500,000	0.399%	0.356%	1.78
Total	$500,000

Commitments to Purchase and/or Sell Mortgage Loans Held-for-Sale - Prior to a mortgage loan purchase, the Company may enter into forward purchase commitments with counterparties whereby the Company commits to purchasing the loans at a particular interest rate, provided the borrower elects to close the loan. These commitments to purchase mortgage loans have been defined as derivatives and are therefore recorded on the balance sheet as assets or liabilities and measured at fair value. Subsequent changes in fair value are recorded on the balance sheet as adjustments to the carrying value of these assets or liabilities with a corresponding adjustment recognized in current period earnings. As of December 31, 2012, the Company had entered into commitments to purchase $56.9 million of mortgage loans, subject to fallout if the loans did not close, with a fair value of $0.2 million included in derivative assets on the consolidated balance sheet at December 31, 2012. As of December 31, 2013, the Company had outstanding commitments to purchase $12.1 million of mortgage loans, subject to fallout if the loans did not close. No fair value was assigned to the derivative as there was not a meaningful change in market value change from commitment date to December 31, 2013.
The Company is exposed to interest rate risk on mortgage loans from the time it commits to purchase the mortgage loan until we acquire the loan from the originator and subsequently sell the loan to a third party. Changes in interest rates impact the market price for the mortgage loans. For example, as market interest rates decline, the value of mortgage loans held-for-sale increases, and vice versa. To mitigate the impact of this risk, the Company may from time to time enter into a forward sale commitment under the Forward AAA Securities Agreement, or the Forward Agreement, with Barclays Bank PLC, or Barclays, pursuant to which Barclays would purchase certain securities issued in connection with a potential securitization transaction involving mortgage loans subject to the Forward Agreement. As of December 31, 2013 and December 31, 2012, the Company did not have any trades under the Forward Agreement. The Company may also enter into other derivative contracts to hedge the interest rate risk related to the commitments to purchase mortgage loans, such as interest rate swaps, swaptions, TBA positions, put and call options for TBAs and constant maturity swaps.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

As of December 31, 2013 and December 31, 2012, the Company had the following outstanding interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) associated with the Company’s short-term repurchase agreements:

(notional in thousands)
December 31, 2013
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2014	$3,900,000	0.300%	0.245%	0.76
2015	1,000,000	0.383%	0.244%	1.04
2016	2,950,000	0.626%	0.246%	2.42
2017	5,300,000	0.920%	0.217%	3.49
2018 and Thereafter	1,275,000	1.406%	0.242%	5.04
Total	$14,425,000	0.698%	0.235%	2.50

(notional in thousands)
December 31, 2012
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2013	2,275,000	0.713%	0.315%	0.56
2014	1,675,000	0.644%	0.311%	1.57
2015	2,770,000	0.908%	0.313%	2.43
2016	1,940,000	0.874%	0.323%	3.46
2017 and Thereafter	3,910,000	0.960%	0.313%	4.72
Total	$12,570,000	0.850%	0.315%	2.85

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

As of December 31, 2013 and December 31, 2012, the Company had the following outstanding interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would either pay or receive a fixed rate) that were utilized as macro-economic hedges:

December 31, 2013
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$10,431	$10,458	2.78	$675,000	3.33%	3M Libor	10.0
Payer	≥ 6 Months	223,504	353,108	39.14	6,000,000	4.27%	3M Libor	9.0
Total Payer		$233,935	$363,566	38.16	$6,675,000	4.18%	3M Libor	9.1

Receiver	< 6 Months	$3,991	$681	1.93	$275,000	3M Libor	2.89%	10.0
Total Receiver		$3,991	$681	1.93	$275,000	3M Libor	2.89%	10.0

Sale contracts:
Payer	< 6 Months	$(3,455)	$(7,679)	1.93	$(510,000)	1.60%	3M Libor	5.0
Payer	≥ 6 Months	(81,248)	(86,361)	42.02	(800,000)	3.44%	3M Libor	10.0
Total Payer		$(84,703)	$(94,040)	33.68	$(1,310,000)	2.72%	3M Libor	8.1

Receiver	< 6 Months	$(3,455)	$(462)	1.93	$(510,000)	3M Libor	1.60%	5.0
Total Receiver		$(3,455)	$(462)	1.93	$(510,000)	3M Libor	1.60%	5.0

December 31, 2012
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$3,983	$30	5.38	$300,000	4.00%	3M Libor	10.0
Payer	≥ 6 Months	129,925	102,018	53.38	4,650,000	3.74%	3M Libor	9.7
Total Payer		$133,908	$102,048	53.38	$4,950,000	3.75%	3M Libor	9.8

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
Credit Risk
The Company’s exposure to credit losses on its U.S. Treasuries and Agency portfolio of investment securities is limited because these securities are issued by the U.S. Department of the Treasury or the GSEs. The payment of principal and interest on the Freddie Mac and Fannie Mae mortgage-backed securities are guaranteed by those respective agencies, and the payment of principal and interest on the Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the U.S. Government.

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
As of December 31, 2013, the Company held credit default swaps whereby the Company receives credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company’s credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.
The following tables present credit default swaps where the Company is receiving protection held as of December 31, 2013 and December 31, 2012:

(notional and dollars in thousands)
December 31, 2013
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain/(Loss)
Receive	6/20/2016	105.50	(100,000)	(2,149)	(260)	(2,409)
	12/20/2016	496.00	(25,000)	(401)	(4,062)	(4,463)
	12/20/2018	393.31	(270,000)	(23,568)	12,838	(10,730)
	1/12/2043	176.00	(49,629)	(134)	(453)	(587)
	5/25/2046	356.00	(32,073)	8,069	(15,026)	(6,957)
	Total	313.19	$(476,702)	$(18,183)	$(6,963)	$(25,146)

(notional and dollars in thousands)
December 31, 2012
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain/(Loss)
Receive	9/20/2013	460.00	$(45,000)	$(264)	$(3,127)	$(3,391)
	12/20/2013	181.91	(105,000)	(198)	(3,225)	(3,423)
	6/20/2016	105.50	(100,000)	(1,940)	(260)	(2,200)
	12/20/2016	496.00	(25,000)	527	(4,062)	(3,535)
	5/25/2046	297.60	(163,440)	54,781	(71,114)	(16,333)
	Total	254.06	$(438,440)	$52,906	$(81,788)	$(28,882)

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of December 31, 2013, the fair value of derivative financial instruments as an asset and liability position was $549.9 million and $22.1 million, respectively.
The Company mitigates the credit risk exposure on derivative financial instruments by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines, and the Company seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. As of December 31, 2013, the

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Company has received cash deposits from counterparties of $249.3 million and placed cash deposits of $200.4 million in accounts maintained by counterparties, of which the amounts are netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the consolidated balance sheet.
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
Non-Risk Management Activities
The Company has entered into certain financial instruments that are considered derivative contracts under ASC 815 that are not for purposes of hedging. These contracts are currently limited to inverse interest-only RMBS, credit default swaps, forward purchase commitments, and TBAs. As of December 31, 2013, the Company held $2.2 billion notional TBAs as a means of deploying capital until targeted investments are available, and to take advantage of temporary displacements in the marketplace. None of the Company’s TBAs were held for this purpose as of December 31, 2012.
As of December 31, 2013 and December 31, 2012, inverse interest-only securities with a carrying value of $221.4 million and $305.0 million, including accrued interest receivable of $2.9 million and $3.7 million, respectively, were accounted for as derivative financial instruments in the consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of December 31, 2013 and December 31, 2012:

(in thousands)	December 31, 2013	December 31, 2012
Face Value	$1,525,845	$1,909,351
Unamortized premium	—	—
Unamortized discount
Designated credit reserve	—	—
Net, unamortized	(1,292,785)	(1,620,966)
Amortized Cost	233,060	288,385
Gross unrealized gains	5,891	21,616
Gross unrealized losses	(20,442)	(8,737)
Carrying Value	$218,509	$301,264

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 14. Other Assets
Other assets as of December 31, 2013 and December 31, 2012 are summarized in the following table:

(in thousands)	December 31, 2013	December 31, 2012
Property and equipment at cost	$2,285	$1,034
Accumulated depreciation (1)	(858)	(251)
Net property and equipment	1,427	783
Prepaid expenses	1,818	1,411
Income taxes receivable	—	4,323
Deferred tax assets, net	—	44,184
Intangible assets	533	—
Servicing advances	7,298	—
Federal Home Loan Bank stock	10	—
Other receivables (2)	2,113	31,885
Total other assets	$13,199	$82,586
____________________

(1)	Depreciation expense for the years ended December 31, 2013 and 2012 was $607,306 and $212,044, respectively.

(2)	The majority of other receivables at December 31, 2012 are amounts due from the Company’s transfer agent for cash proceeds received upon exercise of warrants by warrantholders on December 31, 2012.

Note 15. Other Liabilities
Other liabilities as of December 31, 2013 and December 31, 2012 are summarized in the following table:

(in thousands)	December 31, 2013	December 31, 2012
Accrued expenses	$20,025	$13,295
Deferred tax liabilities, net	39,414	—
Income taxes payable	757	—
Other	7,284	—
Total other liabilities	$67,480	$13,295

Note 16. Fair Value
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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
Investment securities - The Company holds a portfolio of AFS and trading securities that are carried at fair value in the consolidated balance sheet. AFS securities are primarily comprised of Agency and non-Agency RMBS while the Company’s U.S. Treasuries are classified as trading securities. The Company determines the fair value of its U.S. Treasuries and Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of its non-Agency RMBS, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its U.S. Treasuries as Level 1 fair value assets at December 31, 2013. The Company classified 100.0% of its RMBS AFS securities reported at fair value as Level 2 at December 31, 2013. AFS and trading securities account for 78.3% and 6.4% of all assets reported at fair value at December 31, 2013, respectively.
Equity securities - The Company held shares of Silver Bay common stock at December 31, 2012 that were carried at fair value in the consolidated balance sheet as a result of a fair value option election. The Company determined fair value of these equity securities based on the closing market price at period end. Because the shares were distributed to the Company’s stockholders in 2013, equity securities are no longer recognized on the consolidated balance sheet as of December 31, 2013.
Mortgage loans held-for-sale - The Company holds a portfolio of mortgage loans held-for-sale that are carried at fair value in the consolidated balance sheet as a result of a fair value option election. The Company determines fair value of its mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 22.0% and 78.0% of its mortgage loans held-for-sale as Level 2 and Level 3 fair value assets, respectively, at December 31, 2013.
Mortgage loans held-for-investment in securitization trusts - The Company recognizes on its consolidated balance sheet mortgage loans held-for-investment in securitization trusts that are carried at fair value as a result of a fair value option election. The Company determines fair value of its mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 100.0% of its mortgage loans held-for-investment in securitization trusts as Level 2 fair value assets at December 31, 2013.
Mortgage servicing rights - The Company holds a portfolio of MSR that are reported at fair value on the consolidated balance sheet. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100.0% of its MSR as Level 3 fair value assets at December 31, 2013.
Derivative instruments - The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, swaptions, and credit default swaps. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, swaptions and credit default swaps reported at fair value as Level 2 at December 31, 2013.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The Company also enters into certain other derivative financial instruments, such as TBAs and inverse interest-only securities. These instruments are similar in form to the Company’s AFS securities and the Company utilizes a pricing service to value TBAs and broker quotes to value inverse interest-only securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at December 31, 2013. The Company reported 100% of its TBAs as Level 1 as of December 31, 2013.
The Company may also enter into forward purchase commitments on mortgage loans whereby the Company commits to purchasing the loans at a particular interest rate. The fair value of these derivatives is determined based on prices obtained from third-party price providers. Fallout assumptions if the borrower elects not to close the loan are applied to the third-party pricing. As of December 31, 2013, the Company had outstanding commitments to purchase $12.1 million of mortgage loans, subject to fallout if the loans did not close. No fair value was assigned to the derivative as there was not a meaningful change in market value change from commitment date to December 31, 2013.
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
The Company has netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the ISDA. Additionally, both the Company and the counterparty are required to post cash collateral based upon the net underlying market value of the Company’s open positions with the counterparty. Posting of cash collateral typically occurs daily, subject to certain dollar thresholds. Due to the existence of netting arrangements, as well as frequent cash collateral posting at low posting thresholds, credit exposure to the Company and/or to the counterparty is considered materially mitigated. Based on the Company’s assessment, there is no requirement for any additional adjustment to derivative valuations specifically for credit.
Collateralized borrowings in securitization trusts - The Company recognizes on its consolidated balance sheet collateralized borrowings that are carried at fair value as a result of a fair value option election. The Company determines fair value of its collateralized borrowings based on prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100.0% of its collateralized borrowings in securitization trusts as Level 2 fair value liabilities at December 31, 2013.
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

	Recurring Fair Value Measurements
	At December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,256,727	$—	$12,256,727
Trading securities	1,000,180	—	—	1,000,180
Mortgage loans held-for-sale	—	119,855	424,726	544,581
Mortgage loans held-for-investment in securitization trusts	—	792,390	—	792,390
Mortgage servicing rights	—	—	514,402	514,402
Derivative assets	33,425	516,434	—	549,859
Total assets	$1,033,605	$13,685,406	$939,128	$15,658,139
Liabilities
Collateralized borrowings in securitization trusts	$—	$639,731	$—	$639,731
Derivative liabilities	125	21,956	—	22,081
Total liabilities	$125	$661,687	$—	$661,812

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2013, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The tables below present the reconciliation for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis. The Level 3 items presented below may be hedged by derivatives and other financial instruments that are classified as Level 1 or Level 2. Thus, the tables below do not fully reflect the impact of the Company’s risk management activities.

	Level 3 Recurring Fair Value Measurements
	Year Ended December 31, 2013
	Assets
(in thousands)	Available-For-Sale Securities		Mortgage Loans Held-For-Sale		Mortgage Servicing Rights
Beginning of period level 3 fair value	$1,871		$—		$—
Gains included in net income:
Realized gains	74	(1)	907		—
Unrealized gains	—		29	(2)	13,881	(4)
Total net gains included in net income	74		936		13,881
Other comprehensive income	1,426		—		—
Purchases	—		440,352		500,521
Sales	—		—		—
Settlements	—		(16,562)		—
Gross transfers into level 3	3,000		—		—
Gross transfers out of level 3	(6,371)		—		—
End of period level 3 fair value	$—		$424,726		$514,402
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—		$29	(3)	$13,881	(5)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	Level 3 Recurring Fair Value Measurements
	Year Ended December 31, 2012
	Assets
(in thousands)	Available-For-Sale Securities		Mortgage Loans Held-For-Sale		Mortgage Servicing Rights
Beginning of period level 3 fair value	$11,116		$5,782		$—
Losses included in net income:
Realized losses	(517)	(1)	—		—
Unrealized losses	—		(45)	(2)	—	(4)
Total net losses included in net income	(517)		(45)		—
Other comprehensive loss	(559)		—		—
Purchases	—		—		—
Sales	—		—		—
Settlements	—		(26)		—
Gross transfers into level 3	2,947		—		—
Gross transfers out of level 3	(11,116)		(5,711)		—
End of period level 3 fair value	$1,871		$—		$—
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—		$—	(3)	$—	(5)
___________________

(1)
For the years ended December 31, 2013 and 2012, the realized gains (losses) on available-for-sale securities represent net (premium amortization)/discount accretion recorded in interest income on the consolidated statements of comprehensive income.

(2)
For the years ended December 31, 2013 and 2012, the change in unrealized gains or losses on mortgage loans held-for-sale were recorded in gain on mortgage loans held-for-sale on the consolidated statements of comprehensive income.

(3)
For the years ended December 31, 2013 and 2012, the change in unrealized gains or losses on mortgage loans held-for-sale that were held at the end of the reporting period were recorded in gain on mortgage loans held-for-sale on the consolidated statements of comprehensive income.

(4)	For the years ended December 31, 2013 and 2012, the change in unrealized gains or losses on MSR were recorded in servicing asset valuation on the consolidated statements of comprehensive income.

(5)
For the years ended December 31, 2013 and 2012, the change in unrealized gains or losses on MSR that were held at the end of the reporting period were recorded in servicing asset valuation on the consolidated statements of comprehensive income.

The Company transferred one Level 2 asset in the amount of $3.0 million into Level 3 during the three months ended March 31, 2013. The asset was deemed to be Level 3 based on the limited availability of third-party pricing. However, during the year ended December 31, 2013, the Company transferred this asset along with two other Level 3 assets in the amount of $6.4 million into Level 2. The assets were deemed to be Level 2 based on the availability of third-party pricing and corroborating market data. The Company did not incur transfers between Level 1 and Level 2 for the year ended December 31, 2013.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The table below presents information about the significant unobservable inputs used in the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at December 31, 2013:

	December 31, 2013
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Range			Weighted Average
Mortgage servicing rights	$514,402	Discounted cash flow	Constant prepayment speed	8	-	11%	9.5%
			Delinquency	1	-	7%	4.0%
			Discount rate	7	-	12%	9.0%
___________________

(1)
Significant increases/(decreases) in any of the inputs in isolation may result in significantly lower/(higher) fair value measurement. A change in the assumption used for discount rates may be accompanied by a directionally similar change in the assumption used for the probability of delinquency and a directionally opposite change in the assumption used for prepayment rates.

Fair Value Option for Financial Assets and Financial Liabilities
The Company elected the fair value option for the residential mortgage loans it has acquired. The fair value option was elected to mitigate earnings volatility by better matching the accounting for the assets with the related hedges. The residential mortgage loans are carried within mortgage loans held-for-sale on the consolidated balance sheet. The Company’s policy is to separately record interest income on these fair value elected loans. Upfront fees and costs related to the fair value elected loans are not deferred or capitalized. Fair value adjustments are reported in (loss) gain on mortgage loans held-for-sale on the consolidated statements of comprehensive income. The fair value option is irrevocable once the loan is acquired.
The Company also elected the fair value option for the equity securities carried on the consolidated balance sheet at December 31, 2012, which consist solely of shares of Silver Bay common stock. The Company determined fair value of these equity securities based on the closing market price at period end. Fair value adjustments were reported in (loss) gain on investment securities on the consolidated statements of comprehensive income.
The Company also elected the fair value option for both the mortgage loans held-for-investment in securitization trusts and the collateralized borrowings in securitization trusts carried on the consolidated balance sheet. The fair value option was elected to better reflect the economics of the Company’s retained interests. The Company’s policy is to separately record interest income on the fair value elected loans and interest expense on the fair value elected borrowings. Upfront fees and costs are not deferred or capitalized. Fair value adjustments are reported in other income on the consolidated statements of comprehensive income.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table summarizes the fair value option elections and information regarding the amounts recognized in earnings for each fair value option-elected item.

	Changes included in the Consolidated Statements of Comprehensive Income
	Year Ended December 31,
	2013	2012	2011
(in thousands)
Interest income:
Interest income on mortgage loans held-for-sale(1)	$22,185	$609	$2
Interest income on mortgage loans held-for-investment in securitization trusts (1)	19,220	—	—
Interest expense:
Interest expense on collateralized borrowings in securitization trusts (1)	(10,937)	—	—
Other income:
Realized loss on mortgage loans held-for-sale (2)	(10,277)	(126)	—
Unrealized (loss) gain on mortgage loans held-for-sale (2)	(3,554)	26	—
Realized loss on mortgage loans held-for-investment in securitization trusts (2)	(1,095)	—	—
Unrealized loss on mortgage loans held-for-investment in securitization trusts (3)	(21,815)	—	—
Unrealized gain on collateralized borrowings in securitization trusts (3)	37,114	—	—
Realized gain on equity securities (4)	13,725	—	—
Unrealized (loss) gain on equity securities (4)	(5,882)	5,822	—
Total included in net income	$38,684	$6,331	$2
Change in fair value due to credit risk (5)	$6,677	$—	$—
____________________

(1)
Interest income on mortgage loans held-for-sale and held-for-investment in securitization trusts is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.

(2)	Realized loss and unrealized (loss) gain on mortgage loans held-for-sale is recorded in (loss) gain on mortgage loans held-for-sale on the consolidated statements of comprehensive income.

(3)
Realized and unrealized loss on mortgage loans held-for-investment in securitization trusts and unrealized gain on collateralized borrowings in securitization trusts are recorded in other income on the consolidated statements of comprehensive income.

(4)	Realized gain and unrealized (loss) gain on equity securities is recorded in (loss) gain on investment securities on the consolidated statements of comprehensive income.

(5)
The change in fair value due to credit risk on mortgage loans held-for-sale was quantified by holding yield constant in the cash flow model in order to isolate credit risk component. The change in fair value on mortgage loans held-for-investment and collateralized borrowings in securitizations trusts was due entirely to changes in market interest rates.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The table below provides the fair value and the unpaid principal balance for the Company’s fair value option-elected loans and collateralized borrowings.

	December 31, 2013		December 31, 2012
(in thousands)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Mortgage loans held-for-sale
Total loans	$680,840	$544,581	$56,976	$58,607
Nonaccrual loans	$80,486	$62,185	$—	$—
Loans 90+ days past due	$63,152	$48,786	$—	$—
Mortgage loans held-for-investment in securitization trusts
Total loans	$812,538	$792,390	$—	$—
Nonaccrual loans	$—	$—	$—	$—
Loans 90+ days past due	$—	$—	$—	$—
Collateralized borrowings in securitization trusts
Total borrowings	$686,233	$639,731	$—	$—
____________________

(1)	Excludes accrued interest receivable.

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

•
AFS securities, trading securities, equity securities, mortgage loans held-for-sale, mortgage loans held-for-investment in securitization trusts, MSR, derivative assets and liabilities, and collateralized borrowings in securitization trusts are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the Fair Value Measurements section of this footnote.

•
Cash and cash equivalents and restricted cash have a carrying value which approximates fair value because of the short maturities of these instruments. The Company categorizes the fair value measurement of these assets as Level 1.

•
The carrying value of repurchase agreements that mature in less than one year generally approximates fair value due to the short maturities. The Company holds $200.0 million of repurchase agreements that are considered long-term. The Company’s long-term repurchase agreements have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2013 and December 31, 2012.

	December 31, 2013		December 31, 2012
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities	$12,256,727	$12,256,727	$13,666,954	$13,666,954
Trading securities	1,000,180	1,000,180	1,002,062	1,002,062
Equity securities	—	—	335,638	335,638
Mortgage loans held-for-sale	544,581	544,581	58,607	58,607
Mortgage loans held-for-investment in securitization trusts	792,390	792,390	—	—
Mortgage servicing rights	514,402	514,402	—	—
Cash and cash equivalents	1,025,487	1,025,487	821,108	821,108
Restricted cash	401,647	401,647	302,322	302,322
Derivative assets	549,859	549,859	462,080	462,080
Liabilities
Repurchase agreements	$12,250,450	$12,250,450	$12,624,510	$12,624,510
Collateralized borrowings in securitization trusts	639,731	639,731	—	—
Derivative liabilities	22,081	22,081	129,294	129,294

Note 17. Repurchase Agreements
The Company had outstanding $12.3 billion of repurchase agreements, including repurchase agreements funding the Company’s U.S. Treasuries of $997.5 million. Excluding the debt associated with the Company’s U.S. Treasuries and the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.75% and weighted average remaining maturities of 72 days as of December 31, 2013. The Company had outstanding $12.6 billion of repurchase agreements with a weighted average borrowing rate of 0.76%, excluding the debt associated with the Company’s U.S. Treasuries and the effect of the Company’s interest rate swaps, and weighted average remaining maturities of 85 days as of December 31, 2012. As of December 31, 2013 and December 31, 2012, the debt associated with the Company’s U.S. Treasuries had a weighted average borrowing rate of 0.03% and 0.30%, respectively.
At December 31, 2013 and December 31, 2012, the repurchase agreement balances were as follows:

(in thousands)	December 31, 2013	December 31, 2012
Short-term	$12,050,450	$12,424,510
Long-term	200,000	200,000
Total	$12,250,450	$12,624,510

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

At December 31, 2013 and December 31, 2012, the repurchase agreements had the following characteristics:

(dollars in thousands)	December 31, 2013		December 31, 2012
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Amount Outstanding	Weighted Average Borrowing Rate
U.S. Treasuries	$997,500	0.03%	$997,500	0.30%
Agency RMBS AFS	9,109,510	0.46%	10,171,385	0.54%
Non-Agency RMBS	1,829,709	2.01%	1,177,675	2.50%
Agency derivatives	166,438	1.05%	228,241	1.16%
Mortgage loans held-for-sale	147,293	2.85%	49,709	2.46%
Total	$12,250,450	0.69%	$12,624,510	0.72%

At December 31, 2013 and December 31, 2012, the repurchase agreements had the following remaining maturities:

(in thousands)	December 31, 2013	December 31, 2012
Within 30 days	$3,831,917	$3,038,229
30 to 59 days	2,013,733	3,528,393
60 to 89 days	2,225,967	1,731,595
90 to 119 days	1,386,371	849,621
120 to 364 days	1,594,962	2,279,172
Open maturity (1)	997,500	997,500
One year and over (2)	200,000	200,000
Total	$12,250,450	$12,624,510
____________________

(1)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(2)	One year and over includes repurchase agreements with maturity dates ranging from June 26, 2015 to June 27, 2016.

The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	December 31, 2013	December 31, 2012
Available-for-sale securities, at fair value	$12,295,302	$12,810,355
Trading securities, at fair value	1,000,180	1,002,062
Mortgage loans held-for-sale	200,839	52,529
Cash and cash equivalents	15,000	10,000
Restricted cash	201,194	84,307
Due from counterparties	21,579	36,917
Derivative assets, at fair value	216,365	291,054
Total	$13,950,459	$14,287,224

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at December 31, 2013 and December 31, 2012:

	December 31, 2013				December 31, 2012
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Barclays Capital Inc.	$1,453,396	$302,744	8%	74.6	$1,127,888	$257,858	7%	90.3
All other counterparties (2) (3)	9,799,554	1,372,086	36%	71.9	10,499,122	1,403,268	41%	84.0
Total	$11,252,950	$1,674,830			$11,627,010	$1,661,126
____________________

(1)
Represents the net carrying value of the securities and mortgage loans held-for-sale sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. At December 31, 2012, the Company had $291.7 million in payables due to broker counterparties for unsettled securities purchases. The payables are not included in the amounts presented above. At December 31, 2013, the Company did not have any payables due to broker counterparties for unsettled securities purchases.

(2)	Excludes $997.5 million of repurchase agreements collateralized by U.S. Treasuries with a rolling 1-day maturity as of both December 31, 2013 and December 31, 2012.

(3)	Represents amounts outstanding to 19 and 21 counterparties at December 31, 2013 and December 31, 2012, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties.

Note 18. Collateralized Borrowings in Securitization Trusts, at Fair Value
During the year ended December 31, 2013, we purchased subordinated debt and excess servicing rights from two different securitization trusts, one sponsored by a third party and one sponsored by a subsidiary of the Company. The debt associated with the underlying residential mortgage loans held at the trusts, which are consolidated on the Company’s consolidated balance sheet, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. As of December 31, 2013, the collateralized borrowings in securitization trusts had a carrying value of $639.7 million with a weighted average interest rate of 2.8%. The stated maturity dates for all collateralized borrowings are greater than five years from December 31, 2013. No collateralized borrowings were outstanding as of December 31, 2012.

Note 19. Federal Home Loan Bank of Des Moines Membership
In December 2013, our wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance Holdings, was accepted for membership in the Federal Home Loan Bank of Des Moines, or the FHLB. As a member of the FHLB, TH Insurance Holdings has access to a variety of products and services offered by the FHLB, including secured advances. As of December 31, 2013, TH Insurance Holdings had not requested any secured advances and had $1.0 billion of available uncommitted credit for borrowings, which amount may be adjusted at the sole discretion of the FHLB.
The ability to borrow from the FHLB is subject to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB. Each advance will require approval by the FHLB and will be secured by collateral in accordance with the FHLB’s credit and collateral guidelines, as may be revised from time to time by the FHLB. Eligible collateral may include conventional 1-4 family residential loans, Agency RMBS and non-Agency RMBS with an A rating and above.
In addition, as a condition to membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2013, the Company had stock in the FHLB totaling $10,000, which is included in other assets on the consolidated balance sheet at December 31, 2013.

Note 20. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of December 31, 2013:
Management agreement - The Company pays PRCM Advisers a management fee equal to 1.5% per annum, calculated and payable quarterly in arrears, of the Company’s stockholders’ equity. For purposes of calculating the management fee, the Company’s stockholders’ equity means the sum of the net proceeds from all issuances of the Company’s equity securities since

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company pays for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in GAAP, and certain non-cash items after discussions between PRCM Advisers and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduces the Company’s retained earnings at the end of any completed calendar quarter; it will reduce the management fee for such quarter. The Company’s stockholders’ equity for the purposes of calculating the management fee could be greater than the amount of stockholders’ equity shown on the consolidated financial statements. The current term of the management agreement expires on October 28, 2014, and automatically renews for successive one-year terms annually until terminated in accordance with the terms of the agreement.
The Company reimburses PRCM Advisers for (i) the Company’s allocable share of the compensation paid by PRCM Advisers to its personnel serving as the Company’s principal financial officer and general counsel and personnel employed by PRCM Advisers as in-house legal, tax, accounting, consulting, auditing, administrative, information technology, valuation, computer programming and development and back-office resources to the Company, and (ii) any amounts for personnel of PRCM Adviser’s affiliates arising under a shared facilities and services agreement.
Upon termination of the management agreement by the Company without cause or by PRCM Advisers due to the Company’s material breach of the management agreement, the Company is required to pay a termination fee equal to three times the sum of the average annual base management fee earned by PRCM Advisers during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
Employment contracts - The Company does not directly employ any personnel. Instead, the Company relies on the resources of PRCM Advisers to conduct the Company’s operations. Expense reimbursements to PRCM Advisers are made in cash on a quarterly basis following the end of each quarter.
Operating leases - As of December 31, 2013, the Company was obligated under non-cancelable operating leases for office space. Future minimum rental payments, including escalation clauses, under leases with terms of one year or more at December 31, 2013 were as follows:

(in thousands)
Year	Minimum Payment
2014	$1,660
2015	1,631
2016	1,384
2017	1,037
2018	689
Thereafter	1,756
$8,157

Expenses under the lease agreements were $1,345,949, $573,732 and $90,695 for the years ended December 31, 2013, 2012 and 2011, respectively.
Legal and regulatory - From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of December 31, 2013.
Commitments to purchase mortgage loans - In 2012 and 2013, the Company entered into forward purchase commitments with counterparties whereby the Company committed to purchasing loans at a particular interest rate, provided the borrower elects to close the loan. All of these commitments were accounted for as derivatives at December 31, 2013 and December 31, 2012. See Note 13 - Derivative Instruments and Hedging Activities for additional information.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 21. Stockholders’ Equity
Common Stock
As of December 31, 2013, the Company had 364,935,168 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding from December 31, 2010 through December 31, 2013:

Number of common shares
Common shares outstanding, December 31, 2010	40,501,212
Issuance of common stock	100,075,746
Issuance of restricted stock (1)	19,750
Common shares outstanding, December 31, 2011	140,596,708
Issuance of common stock	158,184,529
Issuance of restricted stock (1)	32,021
Common shares outstanding, December 31, 2012	298,813,258
Issuance of common stock	67,511,609
Issuance of restricted stock (1)	1,061,001
Repurchase of common stock	(2,450,700)
Common shares outstanding, December 31, 2013	364,935,168
____________________

(1)	Represents shares of restricted stock granted under the restated 2009 equity incentive plan, of which 1,024,459 restricted shares remained subject to vesting requirements at December 31, 2013.

Distributions to Stockholders
The following table presents cash dividends declared by the Company on its common stock for the years ended December 31, 2013, 2012 and 2011:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 17, 2013	December 27, 2013	December 31, 2013	$0.26
September 11, 2013	September 26, 2013	October 23, 2013	$0.28
June 18, 2013	June 28, 2013	July 23, 2013	$0.31
March 18, 2013	April 2, 2013	April 24, 2013	$0.32
December 17, 2012	December 31, 2012	January 18, 2013	$0.55
September 12, 2012	September 24, 2012	October 22, 2012	$0.36
June 12, 2012	June 22, 2012	July 20, 2012	$0.40
March 14, 2012	March 26, 2012	April 20, 2012	$0.40
December 14, 2011	December 27, 2011	January 20, 2012	$0.40
September 14, 2011	September 26, 2011	October 20, 2011	$0.40
June 14, 2011	June 24, 2011	July 20, 2011	$0.40
March 2, 2011	March 14, 2011	April 14, 2011	$0.40

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Special Dividend of Silver Bay Common Stock
On March 18, 2013, the Company’s board of directors declared a special dividend pursuant to which the Company distributed 17,824,647 shares of Silver Bay common stock the Company received in exchange for the contribution of its equity interests in Two Harbors Property Investment LLC to Silver Bay on December 19, 2012, on a pro rata basis, to the Company’s stockholders of record as of April 2, 2013. The final distribution ratio for the stock dividend was determined to be 0.048825853 shares of Silver Bay common stock for each share of the Company’s common stock outstanding as of April 2, 2013. The dividend was distributed on or about April 24, 2013.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income at December 31, 2013 and December 31, 2012 was as follows:

(in thousands)	December 31, 2013	December 31, 2012
Available-for-sale securities, at fair value
Unrealized gains	$697,779	$724,696
Unrealized losses	(253,044)	(28,238)
Accumulated other comprehensive income	$444,735	$696,458

Reclassifications out of Accumulated Other Comprehensive Income
The following table summarizes reclassifications out of accumulated other comprehensive income for the years ended December 31, 2013, 2012 and 2011:

(in thousands)	Affected Line Item in the Consolidated Statements of Comprehensive Income	Amount Reclassified out of Accumulated Other Comprehensive Income
		Year Ended December 31,
		2013	2012	2011
Other-than-temporary-impairments on AFS securities	Total other-than-temporary impairment losses	$1,662	$10,952	$5,102
Realized losses (gains) on sales of AFS securities	(Loss) gain on investment securities	44,780	(123,534)	(3,516)
		$46,442	$(112,582)	$1,586

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
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitation detailed in the plan prospectus. An aggregate of 7.5 million shares of the Company’s common stock were originally reserved for issuance under the plan. As of December 31, 2013, 156,248 shares have been issued under the plan for total proceeds of $1.7 million, of which 71,961 shares were issued for total proceeds of $0.8 million during the year ended December 31, 2013.
Share Repurchase Program
On October 5, 2011, the Company’s Board of Directors authorized a share repurchase program, which allows the Company to repurchase up to 10,000,000 shares of its common stock. On November 14, 2012, the Board of Directors authorized an increase in the share repurchase program of 15,000,000, for a total of 25,000,000 shares. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. As of December 31, 2013, 2,450,700 shares had been repurchased by the Company under the program for a total cost of $23.9 million, all of which were repurchased during the year ended December 31, 2013.
At-the-Market Offering
On May 25, 2012, the Company entered into an equity distribution agreement under which the Company may sell up to an aggregate of 20,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of December 31, 2013, 7,585,869 shares of common stock have been sold under the equity distribution agreement for total accumulated net proceeds of approximately $77.6 million; however, no shares were sold during the year ended December 31, 2013.
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
From April 3, 2013 to the warrant expiration date, November 7, 2013, warrant holders exercised 1,130,460 warrants to purchase 1,212,607 shares of the Company’s common stock, at an exercise price of $10.25 per share. Total proceeds to the Company for warrant exercises during the year ended December 31, 2013 were approximately $107.5 million.
Additionally, certain Capitol founders holding warrants containing cashless exercise provisions exercised 100,000 warrants on a cashless basis, resulting in the surrender of 93,649 shares of common stock and the issuance of 6,351 shares of common stock during the year ended December 31, 2013. No proceeds were received by the Company as a result of the cashless exercises.
At 5:00 p.m. EST on November 7, 2013, 3,580,279 warrants expired pursuant to the terms of the warrant agreement. No warrants remain outstanding as of December 31, 2013.

Note 22. Equity Incentive Plan
The Company’s Plan was adopted in 2009 and amended in May 2013. The Company adopted the Plan to provide incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including PRCM Advisers and affiliates and personnel of PRCM Advisers and its affiliates, and any joint venture affiliates of the Company.
On May 21, 2013, the Company’s stockholders approved the Plan, which effectuated, among other changes, an increase in the number of shares available for issuance under the Plan by 2,800,000 shares of common stock from 200,000 to 3,000,000 shares of common stock. Other amendments provide for the possibility of making grants of equity-based compensation to the Company’s executive officers and other key employees of Pine River upon a determination by the compensation committee, and the implementation of certain best practices of equity-based compensation.
The Plan is administered by the compensation committee of the Company’s board of directors. The compensation committee has the full authority to administer and interpret the Plan, to authorize the granting of awards, to determine the eligibility of directors, officers, advisors, consultants and other personnel, including PRCM Advisers and affiliates and personnel of PRCM Advisers and its affiliates, and any joint venture affiliates of the Company, to receive an award, to determine the number of shares of common stock to be covered by each award (subject to the individual participant limitations provided in the Plan), to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the Plan), to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the Plan or the administration or interpretation thereof. In connection with this authority, the compensation committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse.
The Company’s Plan provides for grants of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, subject to a ceiling of 3,000,000 shares available for issuance under the Plan. The Plan allows for the Company’s board of directors to expand the types of awards available under the Plan to include long-term incentive plan units

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

in the future. The maximum number of shares with respect to which any options may be granted in any one year to any eligible person may not exceed 500,000. The maximum number of shares that may underlie grants, other than grants of options, in any one year to any eligible person may not exceed 200,000. If an award granted under the Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless previously terminated by the Company’s board of directors, no new award may be granted under the Plan after the tenth anniversary of the date that such Plan was initially approved by the Company’s board of directors. No award may be granted under the Plan to any person who, assuming payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.
On May 23, 2012 and May 21, 2013, the Company granted 32,021 and 36,335 shares of restricted common stock, respectively, to its independent directors pursuant to the Plan. The estimated fair value of these awards was $10.15 and $11.56 per share, respectively, based on the closing price of the Company’s common stock on such date. The grants vested immediately. Additionally, on December 18, 2013, the Company granted 3,697 shares of restricted common stock to a newly appointed independent director pursuant to the Plan. The estimated fair value of these awards was $9.19 per share, based on the closing price of the Company’s common stock on such date. These grants also vested immediately.
On May 29, 2013, the Company granted 1,020,969 shares of restricted common stock to its executive officers and other key employees of Pine River pursuant to the Plan. The estimated fair value of these awards was $11.23 per share on grant date, May 29, 2013, based on the closing price of the Company’s common stock on such date. However, as the cost of these awards is measured at fair value at each reporting date based on the price of the Company’s stock as of period end in accordance with ASC 505, the fair value of these awards as of December 31, 2013 is $9.28 per share based on the closing price of the Company’s common stock on such date. The grants will vest in three annual installments commencing on the date of the grant, as long as such individual is employed on the vesting date.

	2013		2012
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	25,325	$9.69	51,447	$9.55
Granted	1,061,001	11.23	32,021	10.15
Vested	(61,867)	(10.81)	(58,143)	(9.82)
Forfeited	—	—	—	—
Outstanding at End of Period	1,024,459	$11.22	25,325	$9.69

For the years ended December 31, 2013, 2012 and 2011, the Company recognized compensation costs related to restricted stock of $3.9 million, $0.5 million, and $0.3 million, respectively.

Note 23. Other Operating Expenses
Components of the Company’s other operating expenses for the years ended December 31, 2013, 2012 and 2011 are presented in the following table:

	Year Ended December 31,
	2013	2012	2011
Other operating expenses:
General and administrative	$30,433	$14,795	$7,307
Directors and officers’ insurance	830	693	563
Professional fees	5,996	2,190	1,803
Total other operating expenses	$37,259	$17,678	$9,673

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 24. Income Taxes
For the years ended December 31, 2013, 2012 and 2011, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, does not engage in prohibited transactions, and maintains its intended qualification as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C-Corporations. The tables below reflect the net taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. These activities include the designated portion of MSR treated as normal mortgage servicing, swaptions, credit default swaps, TBAs and other risk-management instruments. The Company has designated its TRSs to engage in these activities. The Company also purchases and sells mortgage loans through the secondary whole loan market and/or securitization market and has designated its TRSs to engage in these activities.
The following table summarizes the tax provision (benefit) recorded at the taxable subsidiary level for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Current tax provision (benefit):
Federal	$808	$(4,586)	$4,731
State	5	3	—
Total current tax provision (benefit)	813	(4,583)	4,731
Deferred tax provision (benefit)	83,598	(37,636)	(5,837)
Total provision for (benefit from) income taxes	$84,411	$(42,219)	$(1,106)

The Company’s taxable income before dividend distributions differs from its GAAP pre-tax net income primarily due to unrealized gains and losses, the recognition of credit losses for GAAP but not tax, differences in timing of income recognition due to market discount, and original issue discount and the calculations surrounding each. These book to tax differences in the REIT are not reflected in the financial statements as the Company intends to retain its REIT status.
The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Computed income tax expense at federal rate	$225,573	34%	$84,894	34%	$42,951	34%
State taxes, net of federal benefit, if applicable	4	—%	2	—%	—	—%
Permanent differences in taxable income from GAAP income	17,681	3%	118	—%	2,731	2%
Dividends paid deduction	(158,847)	(24)%	(127,233)	(51)%	(46,788)	(37)%
Provision for (benefit from) income taxes/Effective Tax Rate(1)	$84,411	13%	$(42,219)	(17)%	$(1,106)	(1)%
____________________

(1)	The provision for (benefit from) income taxes is recorded at the taxable subsidiary level.

The Company’s permanent differences in taxable income from GAAP income were due primarily to dividends received by the REIT from the TRSs.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The Company’s consolidated balance sheet, as of December 31, 2013 and December 31, 2012, contains the following current and deferred tax liabilities and assets, which are included in other liabilities and other assets, respectively, and are recorded at the taxable subsidiary level:

(in thousands)	December 31, 2013	December 31, 2012
Income taxes (payable) receivable
Federal income taxes (payable) receivable	$(757)	$4,323
State and local income taxes (payable) receivable	—	—
Income taxes (payable) receivable, net	(757)	4,323
Deferred tax (liabilities) assets
Deferred tax asset	14,927	46,727
Deferred tax liability	(54,341)	(2,543)
Total net deferred tax (liabilities) assets	(39,414)	44,184
Total tax liabilities and assets, net	$(40,171)	$48,507

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes at the TRS level. Components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and December 31, 2012 are as follows:

(in thousands)	December 31, 2013	December 31, 2012
Derivative assets	$(45,740)	$13,505
Trading securities	(1,380)	(1,972)
Mortgage servicing rights	(846)	—
Capitalized start-up and organizational costs	515	148
Net operating loss carryforward	7,986	17,931
Capital loss carryforward	51	14,572
Total net deferred tax (liabilities) assets	$(39,414)	$44,184

At December 31, 2013 and December 31, 2012, the Company had not recorded a valuation allowance for any portion of its deferred tax assets as it does not believe, at a more likely than not level, that any portion of its deferred tax assets will not be realized. The TRS net operating loss carryforward of $8.0 million is scheduled to expire December 31, 2033. The TRS net capital loss carryforward of $0.1 million is scheduled to expire December 31, 2018. In addition, the REIT has a gross capital loss carryforward of $50.1 million, resulting from the loss on sale of Agency RMBS during the year ended December 31, 2013, which is scheduled to expire December 31, 2018. The REIT’s gross capital loss carryforward is not reflected in the consolidated balance sheet or the deferred tax asset and liabilities table above. The Company estimates, based on existence of sufficient evidence, the ability to realize the remainder of its deferred tax assets. Any adjustments to such estimates will be made in the period such determination is made.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 25. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share, or EPS, for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(in thousands, except share data)	2013	2012	2011
Numerator:
Net income from continuing operations	$575,040	$287,416	$127,521
Income (loss) from discontinued operations	3,999	4,490	(89)
Net income attributable to common stockholders	$579,039	$291,906	$127,432
Denominator:
Weighted average common shares outstanding	349,741,902	241,975,433	98,771,248
Weighted average restricted stock shares	619,925	39,318	55,620
Basic weighted average shares outstanding	350,361,827	242,014,751	98,826,868
Dilutive weighted average warrants	630,560	417,405	—
Diluted weighted average shares outstanding	350,992,387	242,432,156	98,826,868
Basic Earnings (Loss) Per Share:
Continuing operations	$1.64	$1.19	$1.29
Discontinued operations	0.01	0.02	—
Net income	$1.65	$1.21	$1.29
Diluted Earnings (Loss) Per Share:
Continuing operations	$1.64	$1.18	$1.29
Discontinued operations	0.01	0.02	—
Net income	$1.65	$1.20	$1.29

During the year ended December 31, 2013, the weighted average market value per share of the Company’s common stock, after factoring in the number of shares of the Company’s common stock issuable for each warrant of 1.0727 shares, was above the exercise price of the warrants, making the warrants dilutive. During the year ended December 31, 2012, the weighted average market value per share of the Company’s common stock was above the exercise price of the warrants, making the warrants dilutive. For the year ended December 31, 2011, the Company assumed that no warrants would be exercised as the weighted average market value per share of the Company’s common stock was below the strike price of the warrants and the warrants would be anti-dilutive.

Note 26. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with the Management Agreement with PRCM Advisers, the Company incurred $46.0 million, $33.2 million and $14.2 million as a management fee to PRCM Advisers for the years ended December 31, 2013, 2012 and 2011, respectively, which represents approximately 1.5% of stockholders’ equity on an annualized basis as defined by the Management Agreement. For purposes of calculating the management fee, stockholders’ equity is adjusted to exclude any common stock repurchases as well as any unrealized gains, losses or other items that do not affect realized net income, among other adjustments, in accordance with the Management Agreement. Management fees for the year ended December 31, 2013 were also reduced by $4.3 million on the consolidated statements of comprehensive income in accordance with the contribution transaction entered into with Silver Bay. See further discussion of this adjustment below. In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $9.9 million, $11.8 million and $8.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
In April 2012, the Company established an accounts payable function and direct relationships with the majority of its third-party vendors. The Company will continue to have certain costs allocated to it by PRCM Advisers for compensation, data services and proprietary technology, but most direct expenses with third-party vendors are paid directly by the Company.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The Company recognized $3.9 million, $0.5 million and $0.3 million of compensation expense during the years ended December 31, 2013, 2012 and 2011, respectively, related to restricted stock. See Note 22 - Equity Incentive Plan for additional information.
On February 3, 2012, a subsidiary of the Company entered into an acquisition services agreement, a property management agreement and a side letter agreement regarding certain fees with Silver Bay Property Management LLC, or Silver Bay Property Management, which is a joint venture between Provident Real Estate Advisors LLC and an affiliate of PRCM Advisers and Pine River. Under the acquisition services agreement, Silver Bay Property Management assisted the Company’s subsidiaries in identifying and acquiring a portfolio of residential real properties in various geographic areas throughout the United States. Under the property management agreement, Silver Bay Property Management operated, maintained, repaired, managed and leased the residential properties and collected rental income for the benefit of the Company and its subsidiaries. Pursuant to the side letter, the Company’s subsidiary was obligated to pay Silver Bay Property Management for various services provided under the acquisition services and property management agreements. For the year ended December 31, 2012, the Company incurred $3.9 million in acquisition fees and $0.8 million in renovation oversight fees payable to Silver Bay Property Management which were capitalized as part of the property acquisition cost. In addition, for the year ended December 31, 2012, the Company incurred $0.6 million in property management fees payable to Silver Bay Property Management, of which $0.3 million were expensed within discontinued operations in the consolidated statement of comprehensive income. The remaining $0.3 million were deferred on the consolidated balance sheet and amortized over the lease period. These agreements were terminated on December 19, 2012 in connection with the contribution of the Company’s single family rental property business to Silver Bay, as described below.
On December 19, 2012, the Company completed the contribution of its portfolio of single-family rental properties to Silver Bay, a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. The Company contributed its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC to Silver Bay, and in exchange for its contribution, received shares of common stock of Silver Bay. Silver Bay completed its initial public offering, or IPO, of its common stock on December 19, 2012. See Note 4 - Discontinued Operations for additional information. In connection with the closing of the contribution, the acquisition services agreement, property management agreement and side letter agreement referenced above were each terminated, except for certain designated provisions (e.g., protection of confidential information and indemnification), which the parties agreed would survive the closing. Not included in the gain that was recorded on the contribution in 2012 are certain adjustments to be recognized in 2013. These include an installment sales gain of approximately $4.0 million from Silver Bay, a reduction of 2013 management fees payable to PRCM Advisers of $4.3 million, and an immaterial amount of additional working capital adjustments determined in accordance with the contribution agreement entered into with Silver Bay. Of these amounts, $3.9 million of the installment sales gain was recorded in gain on contribution of entity within discontinued operations, and the full $4.3 million of the reduction of 2013 management fees payable to PRCM Advisers was recorded within management fees, on the consolidated statements of comprehensive income for the year ended December 31, 2013.

Note 27. Subsequent Events
Events subsequent to December 31, 2013 were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these Consolidated Financial Statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 28. Quarterly Financial Data - Unaudited

	2013 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31
Total interest income	$134,835	$145,325	$137,974	$137,457
Total interest expense	23,836	24,722	24,927	26,922
Net interest income	110,999	120,603	113,047	110,535
Other-than-temporary impairment losses	(236)	(1,426)	—	—
Total other income (loss)	49,890	339,640	(258,742)	162,021
Total expenses	13,350	22,077	24,178	27,275
Provision for income taxes	4,964	49,119	23,726	6,602
Net income (loss) from continuing operations	142,339	387,621	(193,599)	238,679
Income from discontinued operations	1,377	1,016	871	735
Net income (loss) attributable to common stockholders	$143,716	$388,637	$(192,728)	$239,414
Basic earnings (loss) per weighted average share:
Continuing operations	$0.47	$1.06	$(0.53)	$0.66
Discontinued operations	—	—	—	—
Net income	$0.47	$1.06	$(0.53)	$0.66
Diluted earnings (loss) per weighted average share:
Continuing operations	$0.47	$1.06	$(0.53)	$0.66
Discontinued operations	—	—	—	—
Net income	$0.47	$1.06	$(0.53)	$0.66

	2012 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31
Total interest income	$85,501	$105,904	$126,309	$137,332
Total interest expense	11,467	15,527	20,743	24,369
Net interest income	74,034	90,377	105,566	112,963
Other-than-temporary impairment losses	(4,275)	(4,476)	(559)	(1,642)
Total other (loss) income	(15,197)	(66,792)	(70,482)	76,526
Total expenses	10,293	11,529	12,883	16,141
Benefit from income taxes	(7,577)	(16,605)	(7,834)	(10,203)
Net income from continuing operations	51,846	24,185	29,476	181,909
(Loss) income from discontinued operations	(46)	(181)	(2,674)	7,391
Net income attributable to common stockholders	$51,800	$24,004	$26,802	$189,300
Basic earnings (loss) per weighted average share:
Continuing operations	$0.28	$0.11	$0.11	$0.62
Discontinued operations	—	—	(0.01)	0.02
Net income	$0.28	$0.11	$0.10	$0.64
Diluted earnings (loss) per weighted average share:
Continuing operations	$0.28	$0.11	$0.11	$0.61
Discontinued operations	—	—	(0.01)	0.03
Net income	$0.28	$0.11	$0.10	$0.64

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Annual Report on Form 10-K, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
During the quarter ended December 31, 2013, we completed a substantial bulk acquisition of MSR. In connection with the significant progress related to our MSR investment initiative and the resulting business process changes, we enhanced the design and documentation of our internal control processes to ensure suitable internal control over financial reporting.
Except as described above, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992 framework).
Based on its assessment, the Company’s management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent auditors, Ernst & Young LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 148 of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
of Two Harbors Investment Corp.
We have audited Two Harbors Investment Corp.’s (the Company’s) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Two Harbors Investment Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Two Harbors Investment Corp. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Two Harbors Investment Corp. and our report dated February 27, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 27, 2014

Item 9B. Other Information
None.

PART III

Items 10, 11, 12 and 13.
The information required by Items 10, 11, 12 and 13 of Part III of this Annual Report is incorporated by reference to information to be set forth in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

Item 14. Principal Accounting Fees and Services
We retained Ernst & Young LLP, or EY, to audit our consolidated financial statements for the years ended December 31, 2013. We also retained EY, as well as other accounting and consulting firms, to provide various other services in 2013.
The table below presents the aggregate fees billed to us for professional services performed by EY for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Audit fees(a)	$792,750	$758,000
Audit-related fees(b)	82,200	14,000
Tax fees(c)	169,948	182,650
Total principal accountant fees	$1,044,898	$954,650
____________________

(a)
Audit fees pertain to the audit of our annual Consolidated Financial Statements, including review of the interim financial statements contained in our Quarterly Reports on Form 10-Q, comfort letters to underwriters in connection with our registration statements and common stock offerings, attest services, consents to the incorporation of the EY audit report in publicly filed documents and assistance with and review of documents filed with the SEC.

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

The services performed by EY in 2013 were pre-approved by our Audit Committee in accordance with the pre-approval policy set forth in our Audit Committee Charter. This policy requires that all engagement fees and the terms and scope of all auditing and non-auditing services be reviewed and approved by the Audit Committee in advance of their formal initiation.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements:
The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth in Part II, Item 8 on pages 88 through 96 of this Annual Report on Form 10-K and are incorporated herein by reference.
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
1.1
Equity Distribution Agreement among Two Harbors Investment Corp., JMP Securities LLC and Keefe, Bruyette & Woods, Inc. dated May 25, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2012).

2.1
Agreement and Plan of Merger, dated as of June 11, 2009, by and among Capitol Acquisition Corp., Two Harbors Investment Corp., Two Harbors Merger Corp. and Pine River Capital Management L.P. (incorporated by reference to Annex A filed with Pre Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-4 (File No. 333-160199) filed with the Securities and Exchange Commission, or SEC, on October 8, 2009, or Amendment No. 4).

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

3.3	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2013).
4.1	Specimen Common Stock Certificate of Two Harbors Investment Corp. (incorporated by reference to Exhibit 4.2 to Amendment No. 4).
10.1	Management Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K for the year ended December 31, 2009, filed with the SEC on March 4, 2010).
10.2	Sub-Management Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 2009, filed with the SEC on March 4, 2010).
10.3	Shared Facilities and Services Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 2009, filed with the SEC on March 4, 2010).
10.4*	Restated 2009 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed with the SEC on March 8, 2013).
10.5*	Form of Restricted Stock Agreement under the Restated 2009 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant's Form S-8 filed with the SEC on May 28, 2013).
10.6*	Form of Phantom Share Award (incorporated by reference to Exhibit 10.10.2 to Amendment No. 4).
10.7
Letter Agreement, dated as of October 28, 2009, by and between Two Harbors Investment Corp. and Integrated Holding Group LP (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 30, 2009 (“Merger Closing 8-K”)).

10.8
Letter Agreement, dated as of October 27, 2009, by and among Two Harbors Investment Corp., Federated Kaufmann Fund, Federated Kaufmann Fund II and Federated Kaufmann Growth Fund (incorporated by reference to Exhibit 10.3 to the Merger Closing 8-K).

10.9
Letter Agreement, dated as of October 28, 2009, by and between Two Harbors Investment Corp. and Whitebox Special Opportunities Fund, LP Series A (incorporated by reference to Exhibit 10.4 to the Merger Closing 8-K).

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 19, 2009).
10.11	Amendment to Management Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 19, 2012).

Exhibit Number	Exhibit Index
21.1	Subsidiaries of registrant. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm of Ernst & Young LLP. (filed herewith)
24.1	Powers of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101
Financial statements from the Annual Report on Form 10-K of Two Harbors Investment Corp. for the year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)

____________________

*	Management or compensatory agreement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	February 27, 2014	By:	/s/ Thomas Siering
Thomas Siering Chief Executive Officer, President and Director (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Each of the undersigned hereby appoints Thomas E. Siering and Brad Farrell, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2014.

Signature	Title	Date
/s/ Thomas Siering	Chief Executive Officer, President and Director (principal executive officer)	February 27, 2014
Thomas Siering

/s/ Brad Farrell	Chief Financial Officer and Treasurer (principal accounting and financial officer)	February 27, 2014
Brad Farrell

/s/ Brian C. Taylor	Chairman of the Board of Directors	February 27, 2014
Brian C. Taylor

/s/ Mark D. Ein	Non-Executive Vice Chairman of the Board of Directors	February 27, 2014
Mark D. Ein

/s/ James J. Bender	Director	February 27, 2014
James J. Bender

/s/ Stephen G. Kasnet	Director	February 27, 2014
Stephen G. Kasnet

/s/ Jacques R. Rolfo	Director	February 27, 2014
Jacques R. Rolfo

/s/ W. Reid Sanders	Director	February 27, 2014
W. Reid Sanders

/s/ Hope B. Woodhouse	Director	February 27, 2014
Hope B. Woodhouse