Form 10-Q
period 2014-03-31
TWO HARBORS INVESTMENT CORP.
filed 2014-05-08
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2014

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
As of May 8, 2014 there were 366,055,319 shares of outstanding common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)
Available-for-sale securities, at fair value	$12,634,056	$12,256,727
Trading securities, at fair value	1,000,312	1,000,180
Mortgage loans held-for-sale, at fair value	161,021	544,581
Mortgage loans held-for-investment in securitization trusts, at fair value	781,085	792,390
Mortgage servicing rights, at fair value	476,663	514,402
Cash and cash equivalents	1,540,431	1,025,487
Restricted cash	220,202	401,647
Accrued interest receivable	46,724	50,303
Due from counterparties	74,997	25,087
Derivative assets, at fair value	429,419	549,859
Other assets	60,888	13,199
Total Assets (1)	$17,425,798	$17,173,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$12,021,177	$12,250,450
Collateralized borrowings in securitization trusts, at fair value	658,953	639,731
Federal Home Loan Bank advances	464,476	—
Derivative liabilities, at fair value	8,395	22,081
Accrued interest payable	16,069	20,277
Due to counterparties	195,928	318,848
Dividends payable	95,172	—
Other liabilities	46,624	67,480
Total liabilities (1)	13,506,794	13,318,867
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 900,000,000 shares authorized and 366,046,045 and 364,935,168 shares issued and outstanding, respectively	3,660	3,649
Additional paid-in capital	3,801,952	3,795,372
Accumulated other comprehensive income	626,470	444,735
Cumulative earnings	999,252	1,028,397
Cumulative distributions to stockholders	(1,512,330)	(1,417,158)
Total stockholders’ equity	3,919,004	3,854,995
Total Liabilities and Stockholders’ Equity	$17,425,798	$17,173,862
____________________

(1)
The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs and liabilities of the consolidated VIEs for which creditors do not have recourse to the Company (Two Harbors Investment Corp.). At March 31, 2014 and December 31, 2013, assets of the VIEs totaled $785,601 and $796,896, and liabilities of the VIEs totaled $663,785 and $644,051, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
Interest income:
Available-for-sale securities	$123,913	$130,292
Trading securities	1,926	1,264
Mortgage loans held-for-sale	4,586	1,318
Mortgage loans held-for-investment in securitization trusts	7,893	1,654
Cash and cash equivalents	217	307
Total interest income	138,535	134,835
Interest expense:
Repurchase agreements	20,572	23,018
Collateralized borrowings in securitization trusts	5,353	818
Federal Home Loan Bank advances	153	—
Total interest expense	26,078	23,836
Net interest income	112,457	110,999
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(212)	(236)
Non-credit portion of loss recognized in other comprehensive income	—	—
Net other-than-temporary credit impairment losses	(212)	(236)
Other income:
(Loss) gain on investment securities	(38,655)	26,968
(Loss) gain on interest rate swap and swaption agreements	(105,528)	18,972
Gain (loss) on other derivative instruments	5,801	(16,662)
(Loss) gain on mortgage loans held-for-sale	(3,181)	14,323
Servicing income	30,441	—
Loss on servicing asset	(32,760)	—
Other income	460	6,289
Total other (loss) income	(143,422)	49,890
Expenses:
Management fees	12,111	4,761
Securitization deal costs	—	2,028
Servicing expenses	5,225	31
Other operating expenses	14,534	6,530
Total expenses	31,870	13,350
(Loss) income from continuing operations before income taxes	(63,047)	147,303
(Benefit from) provision for income taxes	(33,902)	4,964
Net (loss) income from continuing operations	(29,145)	142,339
Income from discontinued operations	—	1,377
Net (loss) income attributable to common stockholders	$(29,145)	$143,716
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME, continued
(in thousands, except share data)

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
Basic (loss) earnings per weighted average common share:
Continuing operations	$(0.08)	$0.47
Discontinued operations	—	—
Net (loss) income	$(0.08)	$0.47
Diluted (loss) earnings per weighted average common share:
Continuing operations	$(0.08)	$0.47
Discontinued operations	—	—
Net (loss) income	$(0.08)	$0.47
Dividends declared per common share	$0.26	$0.32
Weighted average number of shares of common stock:
Basic	365,611,890	305,284,922
Diluted	365,611,890	306,963,711
Comprehensive income:
Net (loss) income	$(29,145)	$143,716
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	181,735	104,252
Other comprehensive income	181,735	104,252
Comprehensive income	$152,590	$247,968
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
				(unaudited)
Balance, December 31, 2012	298,813,258	$2,988	$2,948,345	$696,458	$449,358	$(646,572)	$3,450,577
Net income	—	—	—	—	143,716	—	143,716
Other comprehensive income before reclassifications	—	—	—	122,791	—	—	122,791
Amounts reclassified from accumulated other comprehensive income	—	—	—	(18,539)	—	—	(18,539)
Net other comprehensive income	—	—	—	104,252	—	—	104,252
Issuance of common stock, net of offering costs	57,525,457	575	762,467	—	—	—	763,042
Issuance of common stock in connection with exercise of warrants	5,803,679	58	63,713	—	—	—	63,771
Common dividends declared	—	—	—	—	—	(116,821)	(116,821)
Special dividends declared	—	—	—	—	—	(343,481)	(343,481)
Non-cash equity award compensation	—	—	23	—	—	—	23
Balance, March 31, 2013	362,142,394	$3,621	$3,774,548	$800,710	$593,074	$(1,106,874)	$4,065,079

Balance, December 31, 2013	364,935,168	$3,649	$3,795,372	$444,735	$1,028,397	$(1,417,158)	$3,854,995
Net loss	—	—	—	—	(29,145)	—	(29,145)
Other comprehensive income before reclassifications	—	—	—	138,343	—	—	138,343
Amounts reclassified from accumulated other comprehensive income	—	—	—	43,392	—	—	43,392
Net other comprehensive income	—	—	—	181,735	—	—	181,735
Issuance of common stock, net of offering costs	10,780	—	110	—	—	—	110
Common dividends declared	—	—	—	—	—	(95,172)	(95,172)
Non-cash equity award compensation	1,100,097	11	6,470	—	—	—	6,481
Balance, March 31, 2014	366,046,045	$3,660	$3,801,952	$626,470	$999,252	$(1,512,330)	$3,919,004
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash Flows From Operating Activities:	(unaudited)
Net (loss) income	$(29,145)	$143,716
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on available-for-sale securities, net	(26)	2,802
Other-than-temporary impairment losses	212	236
Realized and unrealized losses (gains) on investment securities, net	38,655	(26,790)
Loss (gain) on mortgage loans held-for-sale	3,181	(14,323)
Gain on mortgage loans held-for-investment and collateralized borrowings in securitization trusts	(313)	(6,289)
Loss on servicing asset	32,760	—
Loss on termination and option expiration of interest rate swaps and swaptions	1,240	58,692
Unrealized loss (gain) on interest rate swaps and swaptions	90,452	(91,680)
Unrealized loss on other derivative instruments	1,162	6,923
Equity based compensation	6,481	23
Depreciation of fixed assets	207	114
Amortization of intangible assets	400	—
Purchases of mortgage loans held-for-sale	(28,867)	(147,050)
Proceeds from sales of mortgage loans held-for-sale	403,336	25,404
Proceeds from repayment of mortgage loans held-for-sale	6,296	2,284
Net change in assets and liabilities:
Decrease/(increase) in accrued interest receivable	3,579	(4,476)
(Increase)/decrease in deferred income taxes, net	(41,799)	4,893
Increase in income taxes receivable	(321)	(303)
Increase in prepaid and fixed assets	(400)	(187)
(Increase)/decrease in other receivables	(10,516)	29,049
Increase in servicing advances	(5,416)	—
Increase in Federal Home Loan Bank stock	(18,579)	—
Increase in equity investments	(3,000)	—
(Decrease)/increase in accrued interest payable	(4,208)	288
Increase in income taxes payable	7,084	—
Increase/(decrease) in accrued expenses and other liabilities	3,795	(3,810)
Net cash provided by (used in) operating activities	456,250	(20,484)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash Flows From Investing Activities:	(unaudited)
Purchases of available-for-sale securities	$(1,274,784)	$(2,208,951)
Proceeds from sales of available-for-sale securities	814,872	796,653
Principal payments on available-for-sale securities	224,982	235,530
Purchases of other derivative instruments	(12,902)	(66,277)
Proceeds from sales of other derivative instruments, net	26,416	(41,323)
Purchases of trading securities	(98,219)	—
Proceeds from sales of trading securities	98,582	—
Purchases of beneficial interests in securitization trusts	—	(30,550)
Proceeds from repayment of mortgage loans held-for-investment in securitization trusts	13,280	697
Purchases of mortgage servicing rights, net of purchase price adjustments	4,979	—
(Decrease)/increase in due to counterparties, net	(172,830)	147,585
Decrease in restricted cash	181,445	24,894
Net cash used in investing activities	(194,179)	(1,141,742)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	70,826,091	24,103,888
Principal payments on repurchase agreements	(71,055,364)	(23,283,833)
Proceeds from issuance of collateralized borrowings in securitization trusts	33,483	—
Principal payments on collateralized borrowings in securitization trusts	(15,923)	(697)
Proceeds from Federal Home Loan Bank advances	464,476	—
Proceeds from issuance of common stock, net of offering costs	110	763,042
Proceeds from exercise of warrants	—	63,771
Dividends paid on common stock	—	(164,347)
Net cash provided by financing activities	252,873	1,481,824
Net increase in cash and cash equivalents	514,944	319,598
Cash and cash equivalents at beginning of period	1,025,487	821,108
Cash and cash equivalents at end of period	$1,540,431	$1,140,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Supplemental Disclosure of Cash Flow Information:	(unaudited)
Cash paid for interest	$30,286	$23,548
Cash paid for taxes	$1,134	$373
Noncash Investing and Financing Activities:
Consolidation of mortgage loans held-for-investment in securitization trusts	$—	$442,767
Consolidation of collateralized borrowings in securitization trusts	$—	$412,217
Cashless exercise of warrants	$—	$75
Special dividend of Silver Bay common stock declared but not paid at end of period	$—	$368,970
Cash dividends declared but not paid at end of period	$95,172	$116,821
Reconciliation of mortgage loans held-for-sale:
Mortgage loans held-for-sale at beginning of period	$544,581	$58,607
Purchases of mortgage loans held-for-sale	28,867	147,050
Proceeds from sales of mortgage loans held-for-sale	(403,336)	(25,404)
Proceeds from repayment of mortgage loans held-for-sale	(6,296)	(2,284)
Realized and unrealized (losses) gains on mortgage loans held-for-sale	(2,795)	14,448
Mortgage loans held-for-sale at end of period	$161,021	$192,417
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
On December 19, 2012, the Company completed the contribution of its portfolio of single-family rental properties to Silver Bay Realty Trust Corp., or Silver Bay, a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. The Company contributed its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay, and in exchange for its contribution, received shares of common stock of Silver Bay. Silver Bay completed its initial public offering, or IPO, of its common stock on December 19, 2012. Because the Company will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the three months ended March 31, 2014 and 2013. See Note 4 - Discontinued Operations for additional information.
On April 30, 2013, one of the Company’s wholly owned subsidiaries acquired a company that has approvals from the Federal National Mortgage Association, or Fannie Mae, the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Government National Mortgage Association, or Ginnie Mae, to hold and manage MSR. The MSR acquired in conjunction with the acquisition of this entity and those subsequently purchased represent the right to service mortgage loans. The Company and its subsidiaries do not originate or directly service mortgage loans, and instead contract with fully licensed subservicers to handle all servicing functions for the loans underlying the Company’s MSR. See Note 9 - Servicing Activities for additional information.

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2014 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2014 should not be construed as indicative of the results to be expected for future periods or the full year.
The condensed consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to make a number of significant estimates and assumptions. These estimates include estimates of fair value of certain assets and liabilities, amount and timing of credit losses, prepayment rates, the period of time during which the Company anticipates an increase in the fair values of real estate securities sufficient to recover unrealized losses in those securities, and other estimates that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities as of the date of the

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes due to supply and demand, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ from its estimates and the differences may be material.
The condensed consolidated financial statements of the Company include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.
The legal entities used in securitization (i.e., the securitization trusts), which are considered VIEs for financial reporting purposes, were reviewed for consolidation under the applicable consolidation guidance. Because the Company has both the power to direct the activities of the securitization trusts that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trusts. The accounting is consistent with a secured financing, where the loans and securitized debt are both carried on the Company’s condensed consolidated balance sheets.
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s 2013 Annual Report on Form 10-K is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s consolidated financial condition and results of operations for the three months ended March 31, 2014.
Federal Home Loan Bank Advances
In December 2013, the Company’s wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance Holdings, was accepted for membership in the Federal Home Loan Bank of Des Moines, or the FHLB. As a member of the FHLB, TH Insurance Holdings has access to a variety of products and services offered by the FHLB, including secured advances.
As of March 31, 2014, the Company held FHLB advances with both short-term and long-term maturities. The advances generally bear interest rates of one- or three-month LIBOR. FHLB advances are treated as secured financing transactions and are carried at their contractual amounts.
Offsetting Assets and Liabilities
Certain of the Company’s repurchase agreements, as well as its FHLB advances, are governed by underlying agreements that provide for a right of setoff in the event of default of either party to the agreement. The Company also has netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association, or ISDA. Additionally, the Company and the counterparty are required to post cash collateral based upon the net underlying market value of the Company’s open positions with the counterparty.
Under U.S. GAAP, if the Company has a valid right of setoff, it may offset the related asset and liability and report the net amount. The Company presents repurchase agreements and FHLB advances subject to master netting arrangements or similar agreements on a gross basis, and derivative assets and liabilities subject to such arrangements on a net basis, based on derivative type and counterparty, in its condensed consolidated balance sheets. Separately, the Company presents cash collateral subject to such arrangements on a net basis, based on counterparty, in its condensed consolidated balance sheets. However, the Company does not offset financial assets and liabilities with the associated cash collateral on its condensed consolidated balance sheets.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013:

	March 31, 2014
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Condensed Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$431,013	$(1,594)	$429,419	$(8,395)	$—	$421,024
Total Assets	$431,013	$(1,594)	$429,419	$(8,395)	$—	$421,024

Liabilities
Repurchase agreements	$(12,021,177)	$—	$(12,021,177)	$12,021,177	$—	$—
Federal Home Loan Bank advances	(464,476)	—	(464,476)	464,476	—	—
Derivative liabilities	(9,989)	1,594	(8,395)	8,395	—	—
Total Liabilities	$(12,495,642)	$1,594	$(12,494,048)	$12,494,048	$—	$—

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

Recently Issued and/or Adopted Accounting Standards
Presentation of an Unrecognized Tax Benefit
In July 2013, the FASB issued ASU No. 2013-11, which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss, or NOL, carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require any new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning on or after December 15, 2013, with early adoption permitted. Adopting this ASU did not have any impact on the Company’s condensed consolidated financial condition or results of operations.

Note 3. Variable Interest Entities
During 2013, the Company purchased subordinated debt and excess servicing rights from two securitization trusts, one sponsored by a third party and one sponsored by a subsidiary of the Company. Both securitization trusts are considered VIEs for financial reporting purposes and, thus, were reviewed for consolidation under the applicable consolidation guidance. Because the Company has both the power to direct the activities of the securitization trusts that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trusts. As the Company is required to reassess VIE consolidation guidance each quarter, new facts and circumstances may change the Company’s determination. A change in the Company’s determination could result in a material impact to the Company’s financial statements during subsequent reporting periods.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the assets and liabilities of the consolidated securitization trusts as reported on the condensed consolidated balance sheets:

(in thousands)	March 31, 2014	December 31, 2013
Mortgage loans held-for-investment in securitization trusts	$781,085	$792,390
Accrued interest receivable	4,516	4,506
Total Assets	$785,601	$796,896
Collateralized borrowings in securitization trusts	658,953	639,731
Accrued interest payable	2,018	1,596
Accrued expenses	2,814	2,724
Total Liabilities	$663,785	$644,051

Note 4. Discontinued Operations
On December 19, 2012, the Company completed the contribution of its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay. Two Harbors Property Investment LLC previously held the Company’s portfolio of single-family rental properties. Because the Company will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the three months ended March 31, 2014 and 2013.
Summarized financial information for the discontinued operations are presented below.

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Income:
Gain on contribution of entity	$—	$1,239
Real estate related revenues	—	—
Total income	—	1,239
Expenses:
Management fees	—	—
Real estate related expenses	—	—
Other operating expenses	—	(138)
Total expenses	—	(138)
Income (loss) from discontinued operations	$—	$1,377

In addition to the gain on contribution of entity that was recorded in 2012 in connection with the closing of the contribution, certain adjustments were agreed to be recognized in 2013. These include an installment sales gain of approximately $4.0 million from Silver Bay, a reduction of 2013 management fees payable to PRCM Advisers of $4.3 million, and an immaterial amount of additional working capital adjustments determined in accordance with the contribution agreement entered into with Silver Bay. Of these amounts, $1.2 million of the installment sales gain was recorded as a gain on contribution of entity within discontinued operations for the three months ended March 31, 2013 and the full $4.3 million of the reduction of 2013 management fees payable to PRCM Advisers was recorded within management fees, on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2013. The remaining $0.1 million recorded within discontinued operations on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2013 relates to accrual adjustments for transaction expenses related to the contribution. See Note 24 - Related Party Transactions for additional information.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 5. Available-for-Sale Securities, at Fair Value
The Company holds available-for-sale, or AFS, investment securities, which are carried at fair value. AFS securities exclude the retained interests from the Company’s on-balance sheet securitizations, as they are eliminated in consolidation in accordance with U.S. GAAP. The following table presents the Company’s AFS investment securities by collateral type as of March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$2,814,452	$2,977,291
Federal National Mortgage Association	4,919,714	4,435,820
Government National Mortgage Association	2,089,759	2,084,298
Non-Agency	2,810,131	2,759,318
Total mortgage-backed securities	$12,634,056	$12,256,727

At March 31, 2014 and December 31, 2013, the Company pledged investment securities with a carrying value of $12.5 billion and $12.3 billion, respectively, as collateral for repurchase agreements and FHLB advances. See Note 16 - Repurchase Agreements and Note 18 - Federal Home Loan Bank of Des Moines Advances.
At March 31, 2014 and December 31, 2013, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, or ASC 860, to be considered linked transactions and, therefore, classified as derivatives.
The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of March 31, 2014 and December 31, 2013:

	March 31, 2014
(in thousands)	Agency	Non-Agency	Total
Face Value	$12,098,833	$4,423,616	$16,522,449
Unamortized premium	641,697	—	641,697
Unamortized discount
Designated credit reserve	—	(1,196,798)	(1,196,798)
Net, unamortized	(2,895,960)	(1,063,802)	(3,959,762)
Amortized Cost	9,844,570	2,163,016	12,007,586
Gross unrealized gains	131,767	650,533	782,300
Gross unrealized losses	(152,412)	(3,418)	(155,830)
Carrying Value	$9,823,925	$2,810,131	$12,634,056

	December 31, 2013
(in thousands)	Agency	Non-Agency	Total
Face Value	$11,919,590	$4,474,353	$16,393,943
Unamortized premium	621,279	—	621,279
Unamortized discount
Designated credit reserve	—	(1,234,449)	(1,234,449)
Net, unamortized	(2,897,222)	(1,071,559)	(3,968,781)
Amortized Cost	9,643,647	2,168,345	11,811,992
Gross unrealized gains	102,600	595,179	697,779
Gross unrealized losses	(248,838)	(4,206)	(253,044)
Carrying Value	$9,497,409	$2,759,318	$12,256,727

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present the carrying value of the Company’s AFS investment securities by rate type as of March 31, 2014 and December 31, 2013:

	March 31, 2014
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$944,503	$2,449,928	$3,394,431
Fixed Rate	8,879,422	360,203	9,239,625
Total	$9,823,925	$2,810,131	$12,634,056

	December 31, 2013
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$1,006,621	$2,403,078	$3,409,699
Fixed Rate	8,490,788	356,240	8,847,028
Total	$9,497,409	$2,759,318	$12,256,727

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
The following table presents the changes for the three months ended March 31, 2014 and 2013, of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	Three Months Ended March 31,
	2014			2013
(in thousands)	Designated Credit Reserve	Unamortized Net Discount	Total	Designated Credit Reserve	Unamortized Net Discount	Total
Beginning balance at January 1	$(1,234,448)	$(1,071,559)	$(2,306,007)	$(1,290,946)	$(996,490)	$(2,287,436)
Acquisitions	(16,678)	(18,254)	(34,932)	(101,733)	(41,450)	(143,183)
Accretion of net discount	—	31,831	31,831	655	34,636	35,291
Realized credit losses	3,867	—	3,867	10,901	—	10,901
Reclassification adjustment for other-than-temporary impairments	(212)	—	(212)	(236)	—	(236)
Transfers from (to)	22,639	(22,639)	—	1,691	(1,691)	—
Sales, calls, other	28,034	16,819	44,853	2,975	31,755	34,730
Ending balance at March 31	$(1,196,798)	$(1,063,802)	$(2,260,600)	$(1,376,693)	$(973,240)	$(2,349,933)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of March 31, 2014 and December 31, 2013. At March 31, 2014, the Company held 1,480 AFS securities, of which 400 were in an unrealized loss position for less than twelve consecutive months and 125 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2013, the Company held 1,431 AFS securities, of which 447 were in an unrealized loss position for less than twelve months and 114 were in an unrealized loss position for more than twelve consecutive months. Of the $3.8 billion and $4.9 billion of AFS securities in an unrealized loss position for less than twelve consecutive months as of March 31, 2014 and December 31, 2013, $3.7 billion, or 97.2%, and $4.8 billion, or 96.9%, respectively, were Agency AFS securities, whose principal and interest are guaranteed by government sponsored entities, or GSEs.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2014	$3,760,486	$(99,760)	$1,012,554	$(56,070)	$4,773,040	$(155,830)
December 31, 2013	$4,902,813	$(171,651)	$1,186,692	$(81,393)	$6,089,505	$(253,044)

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
The Company recorded a $0.2 million other-than-temporary credit impairment during the three months ended March 31, 2014 on a total of three non-Agency RMBS where the future expected cash flows for each security were less than its amortized cost. As of March 31, 2014, impaired securities had actual weighted average cumulative losses of 8.8%, weighted average three-month prepayment speed of 2.3%, weighted average 60+ day delinquency of 31.6% of the pool balance, and weighted average FICO score of 661. At March 31, 2014, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities; therefore, only the projected credit loss was recognized in earnings. During the three months ended March 31, 2013, the Company recorded a $0.2 million other-than-temporary credit impairment on one non-Agency RMBS where the future expected cash flows for the security were less than its amortized cost.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the changes in OTTI included in earnings for three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Cumulative credit loss at beginning of period	$(9,467)	$(15,561)
Additions:
Other-than-temporary impairments not previously recognized	(91)	—
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	(121)	(236)
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	464	—
Decreases related to other-than-temporary impairments on securities sold	—	655
Cumulative credit loss at end of period	$(9,215)	$(15,142)

Cumulative credit losses related to OTTI may be reduced for securities sold as well as for securities that mature, pay down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within (loss) gain on investment securities in the Company’s condensed consolidated statements of comprehensive income. For the three months ended March 31, 2014 and 2013, the Company sold AFS securities for $814.9 million and $796.7 million with an amortized cost of $853.7 million and $777.7 million, for net realized losses of $38.8 million and net realized gains of $18.9 million, respectively.
The following table presents the gross realized gains and losses on sales of AFS securities for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Gross realized gains	$7,209	$23,226
Gross realized losses	(45,997)	(4,296)
Total realized (losses) gains on sales, net	$(38,788)	$18,930

Note 6. Trading Securities, at Fair Value
The Company holds U.S. Treasuries in a TRS and classifies these securities as trading instruments due to short-term investment objectives. As of March 31, 2014 and December 31, 2013, the Company held U.S. Treasuries with an amortized cost of $996.5 million and $996.1 million, and a fair value of $1.0 billion and $1.0 billion, respectively, classified as trading securities. The unrealized gains included within trading securities were $3.8 million and $4.1 million as of March 31, 2014 and December 31, 2013, respectively.
For the three months ended March 31, 2014, the Company sold trading securities for $98.6 million with an amortized cost of $98.2 million, resulting in realized gains of $0.4 million on the sale of these securities. The Company did not sell any trading securities during the three months ended March 31, 2013. For the three months ended March 31, 2014 and 2013, trading securities experienced change in unrealized losses of $0.2 million and change in unrealized gains of $17,133, respectively. Both realized and unrealized gains and losses are recorded as a component of (loss) gain on investment securities in the Company’s condensed consolidated statements of comprehensive income.
At March 31, 2014 and December 31, 2013, the Company pledged trading securities with a carrying value of $1.0 billion and $1.0 billion, respectively, as collateral for repurchase agreements. See Note 16 - Repurchase Agreements.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 7. Mortgage Loans Held-for-Sale, at Fair Value
Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of a fair value option election. The following table presents the carrying value of the Company’s mortgage loans held-for-sale as of March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013
Unpaid principal balance	$173,293	$680,840
Fair value adjustment	(12,272)	(136,259)
Carrying value	$161,021	$544,581

At March 31, 2014 and December 31, 2013, the Company pledged mortgage loans with a carrying value of $130.9 million and $200.8 million, respectively, as collateral for repurchase agreements and and FHLB advances. See Note 16 - Repurchase Agreements and Note 18 - Federal Home Loan Bank of Des Moines Advances.

Note 8. Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
During 2013, the Company purchased subordinated debt and excess servicing rights from two securitization trusts, one sponsored by a third party and one sponsored by a subsidiary of the Company. The underlying residential mortgage loans held by the trusts, which are consolidated on the Company’s condensed consolidated balance sheet, are classified as mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. The following table presents the carrying value of the Company’s mortgage loans held-for-investment in securitization trusts as of March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013
Unpaid principal balance	$799,258	$812,538
Fair value adjustment	(18,173)	(20,148)
Carrying value	$781,085	$792,390

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 9. Servicing Activities
Mortgage Servicing Rights, at Fair Value
On April 30, 2013, one of the Company’s wholly owned subsidiaries acquired a company that has approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSR. The MSR acquired in conjunction with this acquisition and those subsequently purchased represent the right to service mortgage loans. The Company and its subsidiaries do not originate or directly service mortgage loans, and instead contract with fully licensed subservicers to handle all servicing functions for the loans underlying the Company’s MSR. The following table summarizes activity related to MSR for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(in thousands)	2014	2013
Balance at beginning of period	$514,402	$—
Additions from purchases of servicing rights	1,280	—
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	(20,250)	—
Other changes in fair value (1)	(12,510)	—
Other changes (2)	(6,259)	—
Balance at end of period	$476,663	$—
____________________

(1)	Other changes in fair value primarily represents changes due to the realization of expected cash flows.

(2)	Other changes includes purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.

As of March 31, 2014 and December 31, 2013, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(in thousands)	March 31, 2014	December 31, 2013
Weighted average prepayment speed:	10.5%	9.5%
Impact on fair value of 10% adverse change	$(18,106)	$(19,305)
Impact on fair value of 20% adverse change	$(34,881)	$(37,187)
Weighted average delinquency:	4.0%	4.0%
Impact on fair value of 10% adverse change	$(7,291)	$(8,835)
Impact on fair value of 20% adverse change	$(14,613)	$(17,642)
Weighted average discount rate:	9.0%	9.0%
Impact on fair value of 10% adverse change	$(14,139)	$(21,037)
Impact on fair value of 20% adverse change	$(27,514)	$(40,642)

These assumptions and sensitivities are hypothetical and should be considered with caution. Changes in fair value based on 10% and 20% variations in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of MSR is calculated without changing any other assumptions. In reality, changes in one factor may result in changes in another (e.g., increased market interest rates may result in lower prepayments and increased credit losses) that could magnify or counteract the sensitivities. Further, these sensitivities show only the change in the asset balances and do not show any expected change in the fair value of the instruments used to manage the interest rates and prepayment risks associated with these assets.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Risk Mitigation Activities
The primary risk of the Company’s MSR is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher-than-expected prepayments that could reduce the value of the MSR. The Company economically hedges the impact of these risks with derivative financial instruments. Refer to Note 12 - Derivative Instruments and Hedging Activities for additional information regarding the derivative financial instruments used to economically hedge MSR.
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of comprehensive income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(in thousands)	2014	2013
Servicing fee income	$29,871	$—
Ancillary fee income	570	—
	$30,441	$—

Mortgage Servicing Advances
In connection with the servicing of loans, the Company’s subservicers make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances, including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances, which are funded by the Company, totaled $12.7 million and $7.3 million and were included in other assets on the condensed consolidated balance sheet as of March 31, 2014 and December 31, 2013, respectively.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of loans owned and classified as mortgage loans held-for-sale, loans held in consolidated VIEs classified as mortgage loans held-for-investment in securitization trusts and loans underlying MSR. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of March 31, 2014 and December 31, 2013:

(dollars in thousands)	March 31, 2014		December 31, 2013
	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage loans held-for-sale	335	$173,293	2,890	$680,840
Mortgage loans held-for-investment in securitization trusts	510	381,455	537	425,209
Mortgage servicing rights (1)	207,025	41,596,256	210,441	42,324,328
Total serviced mortgage assets	207,870	$42,151,004	213,868	$43,430,377
____________________

(1)	Includes mortgage loans held-for-investment in securitization trusts for which the Company is the named servicing administrator.

Note 10. Restricted Cash
The Company is required to maintain certain cash balances with counterparties for securities and derivatives trading activity and collateral for the Company’s repurchase agreements and FHLB advances in restricted accounts. The Company has also placed cash in a restricted account pursuant to a letter of credit on an office space lease.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the Company’s restricted cash balances as of March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013
Restricted cash balances held by trading counterparties:
For securities trading activity	$9,000	$9,000
For derivatives trading activity	122,893	191,107
As restricted collateral for repurchase agreements and Federal Home Loan Bank advances	87,963	201,194
	219,856	401,301
Restricted cash balance pursuant to letter of credit on office lease	346	346
Total	$220,202	$401,647

Note 11. Accrued Interest Receivable
The following table presents the Company’s accrued interest receivable by collateral type:

(in thousands)	March 31, 2014	December 31, 2013
Accrued Interest Receivable:
U.S. Treasuries	$777	$2,361
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	10,160	10,583
Federal National Mortgage Association	16,784	15,034
Government National Mortgage Association	9,987	10,007
Non-Agency	3,636	3,676
Total mortgage-backed securities	40,567	39,300
Mortgage loans held-for-sale	864	4,136
Mortgage loans held-for-investment in securitization trusts	4,516	4,506
Total	$46,724	$50,303

Note 12. Derivative Instruments and Hedging Activities
The Company enters into a variety of derivative and non-derivative instruments in connection with its risk management activities. The Company’s primary objective for executing these derivative and non-derivative instruments is to mitigate the Company’s economic exposure to future events that are outside its control. The Company’s derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on the Company’s current risk management strategy, the Company has entered into interest rate swap and swaption agreements, TBAs, put and call options for TBAs, constant maturity swaps, credit default swaps and total return swaps. The Company has also entered into a number of non-derivative instruments to manage interest rate risk, principally U.S. Treasuries and Agency interest-only securities.
At times, the Company may use TBAs for risk management purposes, or as a means of deploying capital until targeted investments are available and to take advantage of temporary displacements in the marketplace. TBAs are forward contracts for the purchase (long notional positions) or sale (short notional positions) of Agency RMBS. The issuer, coupon and stated maturity of the Agency RMBS is predetermined as well as the trade price, face amount and future settle date (published each month by the Securities Industry and Financial Markets Association); however, the specific Agency RMBS to be delivered upon settlement is not known at the time of the TBA transaction. As a result, and because physical delivery of the Agency RMBS upon settlement cannot be assured, the Company accounts for TBAs as derivative instruments.

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
Balance Sheet Presentation
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading instruments as of March 31, 2014 and December 31, 2013.

(in thousands)	March 31, 2014
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$212,984	$1,412,374	$—	$—
Interest rate swap agreements	40,310	21,663,148	—	—
Credit default swaps	—	—	(2,395)	125,000
Swaptions	164,296	9,500,000	—	—
TBAs	4,331	1,100,000	(5,487)	2,372,000
Put and call options for TBAs	3,627	1,500,000	—	—
Constant maturity swaps	3,871	10,000,000	—	—
Total return swaps	—	—	(126)	243,987
Forward purchase commitment	—	—	(387)	153,637
Total	$429,419	$45,175,522	$(8,395)	$2,894,624

(in thousands)	December 31, 2013
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$221,364	$1,525,845	$—	$—
Interest rate swap agreements	25,325	19,619,000	—	—
Credit default swaps	—	—	(18,049)	427,073
Swaptions	269,745	5,130,000	—	—
TBAs	33,425	4,097,000	(125)	400,000
Constant maturity swaps	—	—	(3,773)	10,000,000
Total return swaps	—	—	(134)	49,629
Forward purchase commitment	—	12,063	—	—
Total	$549,859	$30,383,908	$(22,081)	$10,876,702

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table provides the average outstanding notional amounts of the Company’s derivative financial instruments treated as trading instruments for the three months ended March 31, 2014.

(in thousands)	Three Months Ended March 31, 2014
Trading instruments	Derivative Assets	Derivative Liabilities
Inverse interest-only securities	$1,470,667	$—
Interest rate swap agreements	19,156,878	—
Credit default swaps	—	179,418
Swaptions	8,979,111	—
TBAs	1,289,500	1,815,944
Put and call options for TBAs	255,556	—
Constant maturity swaps	10,000,000	—
Total return swaps	—	153,910
Forward purchase commitment	—	38,913

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive income on its derivative instruments:

(in thousands)
Trading Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2014	2013
Interest rate risk management
TBAs (1)	Gain (loss) on other derivative instruments	$(17,903)	$(12,652)
Put and call options for TBAs (1)	Gain (loss) on other derivative instruments	(1,705)	—
Constant maturity swaps (1)	Gain (loss) on other derivative instruments	11,531	—
Interest rate swap agreements - Receivers (1)	(Loss) gain on interest rate swap and swaption agreements	16,566	—
Interest rate swap agreements - Payers (1)	(Loss) gain on interest rate swap and swaption agreements	(6,776)	—
Total return swaps (2)	Gain (loss) on other derivative instruments	(1,725)	—
Interest rate swap agreements - Receivers (2)	(Loss) gain on interest rate swap and swaption agreements	24,413	—
Interest rate swap agreements - Payers (2)	(Loss) gain on interest rate swap and swaption agreements	(6,644)	(89)
Interest rate swap agreements - Payers (3)	(Loss) gain on interest rate swap and swaption agreements	(20,529)	1,090
Swaptions (3)	(Loss) gain on interest rate swap and swaption agreements	(112,558)	17,971
Credit risk management
Credit default swaps - Receive protection (4)	Gain (loss) on other derivative instruments	1,981	(5,643)
Non-risk management
TBAs	Gain (loss) on other derivative instruments	(4,701)	403
Inverse interest-only securities	Gain (loss) on other derivative instruments	18,323	1,230
Forward purchase commitments	(Loss) gain on mortgage loans held-for-sale	(417)	287
Total		$(100,144)	$2,597
____________________

(1)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s AFS securities, mortgage loans held-for-sale and forward purchase commitments.

(2)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s U.S. Treasuries, TBAs and MSR.

(3)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s repurchase agreements and FHLB advances.

(4)	Includes derivative instruments held to mitigate credit risk associated with the Company’s non-Agency RMBS and mortgage loans held-for-sale.

For the three months ended March 31, 2014 and 2013, the Company recognized $13.8 million and $14.0 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from generally paying a fixed interest rate on an average $19.2 billion and $14.9 billion notional, respectively, to economically hedge a portion of the Company’s interest rate risk on its short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest.
For the three months ended March 31, 2014 and 2013, the Company terminated, had agreements mature or had options expire on a total of 7 and 69 interest rate swap and swaption positions of $3.0 billion and $8.2 billion notional, respectively. Upon settlement of the early terminations, contractual maturities and option expirations, the Company paid $0.9 million and $17.2 million in full settlement of its net interest spread liability and recognized $1.2 million and $58.7 million in realized

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

losses on the swaps and swaptions for the three months ended March 31, 2014 and 2013, respectively, including early termination penalties.
For the three months ended March 31, 2014, the Company terminated or had agreements mature on three credit default swap positions of $305.0 million notional. Upon settlement of the early terminations, the Company paid $1.2 million in full settlement of its net interest spread liability and recognized $13.7 million, in realized losses on the credit default swaps for the three months ended March 31, 2014, including early terminations penalties. For the three months ended March 31, 2013, the Company did not terminate any credit default swap positions.
Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Derivative fair value adjustments are reflected within the unrealized loss (gain) on interest rate swaps and swaptions, unrealized loss on other derivative instruments, and loss (gain) on mortgage loans held-for-sale line items within the operating activities section of the condensed consolidated statements of cash flows. Realized losses on interest rate swap and swaption agreements are reflected within the loss on termination of interest rate swaps and swaptions line item within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the purchases of other derivative instruments, proceeds from sales of other derivative instruments, and (decrease)/increase in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.
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
As of March 31, 2014 and December 31, 2013, the Company had outstanding fair value of $72.2 million and $75.6 million, respectively, of interest-only securities in place to economically hedge its investment securities. These interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.
As of March 31, 2014, $1.2 billion of the Company’s long notional TBA positions and $2.2 billion of the Company’s short notional TBA positions were held as a means to mitigate exposure to higher interest rates and wider mortgage spreads. As of December 31, 2013, $0.4 billion of the Company’s long notional TBA positions and $1.9 billion of the Company’s short notional TBA positions were held as a means to mitigate exposure to higher interest rates and wider mortgage spreads, while the remaining $2.2 billion long notional TBA positions were held for non-risk management purposes (see discussion of “Non-Risk Management Activities” below). The Company discloses these positions on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$1,225,000	$1,183,028	$1,186,866	$4,331	$(493)
Sale contracts	(2,247,000)	(2,269,600)	(2,274,594)	—	(4,994)
TBAs, net	$(1,022,000)	$(1,086,572)	$(1,087,728)	$4,331	$(5,487)

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

As of March 31, 2014, the Company had purchased put and call options for TBAs with a total notional amount of $1.5 billion. The Company paid upfront premiums of approximately $5.3 million for the options purchased. Each of the options will expire by September 2014. The put and call options had a net fair market value of $3.6 million, included in derivative assets, at fair value, in the condensed consolidated balance sheet as of March 31, 2014. The Company did not hold any put or call options for TBAs as of December 31, 2013.
The Company has also entered into constant maturity swaps between the 10-year interest rate swap curve and the yield to maturity on a 30-year Fannie Mae TBA to economically hedge mortgage spread widening. The Company had the following constant maturity swap agreements in place at March 31, 2014 and December 31, 2013:

(notional and dollars in thousands)
March 31, 2014
Determination Date	Average Strike Swap Rate	Notional Amount	Fair Value	Upfront Premium Paid	Unrealized Gain/(Loss)
May 2014	0.670%	3,000,000	872	—	872
June 2014	0.846%	5,000,000	2,167	—	2,167
September 2014	0.847%	2,000,000	832	—	832
Total	0.793%	$10,000,000	$3,871	$—	$3,871

(notional and dollars in thousands)
December 31, 2013
Determination Date	Average Strike Swap Rate	Notional Amount	Fair Value	Upfront Premium Paid	Unrealized Gain/(Loss)
February 2014	0.768%	3,000,000	625	—	625
March 2014	0.850%	5,000,000	(3,171)	—	(3,171)
June 2014	0.828%	2,000,000	(1,227)	—	(1,227)
Total	0.821%	$10,000,000	$(3,773)	$—	$(3,773)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2014 and December 31, 2013, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk associated with the Company’s AFS securities whereby the Company receives interest at a three-month LIBOR rate:

(notional in thousands)
March 31, 2014
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2018 and Thereafter	$1,920,000	1.946%	0.235%	5.77
Total	$1,920,000

(notional in thousands)
December 31, 2013
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2018	$2,040,000	1.563%	0.241%	4.94
Total	$2,040,000

Additionally, as of March 31, 2014 and December 31, 2013, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk associated with the Company’s AFS securities whereby the Company pays interest at a three-month LIBOR rate:

(notional in thousands)
March 31, 2014
Swaps Maturities	Notional Amounts	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2018 and Thereafter	$1,494,148	0.235%	2.463%	7.83
Total	$1,494,148

(notional in thousands)
December 31, 2013
Swaps Maturities	Notional Amounts	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2023	$1,099,000	0.242%	2.914%	9.94
Total	$1,099,000

U.S. Treasuries, TBAs and MSR - The Company has entered into interest rate swaps in combination with U.S. Treasuries, TBAs and MSR to economically hedge funding cost risk, mortgage interest rate exposure (or duration), and mortgage basis widening, depending on the type of investment.
As of March 31, 2014 and December 31, 2013, the Company held $1.0 billion and $1.0 billion, respectively, in fair value of U.S. Treasuries classified as trading securities and the following outstanding interest rate swaps utilized to economically hedge funding cost risk:

(notional in thousands)
March 31, 2014
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2016	$1,000,000	0.955%	0.233%	2.42
Total	$1,000,000

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(notional in thousands)
December 31, 2013
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2016	$1,000,000	0.955%	0.239%	2.67
Total	$1,000,000

As of March 31, 2014, the Company held the following interest rate swaps entered in combination with TBA contracts and/or MSR to economically hedge mortgage basis widening and duration whereby the Company receives interest at a three-month LIBOR rate:

(notional in thousands)
March 31, 2014
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2018	$1,020,000	1.560%	0.235%	4.69
Total	$1,020,000

The Company did not hold any interest rate swaps in connection with TBA contracts and/or MSR whereby the Company receives interest at a three-month LIBOR rate at December 31, 2013.
As of March 31, 2014 and December 31, 2013, the Company held the following interest rate swaps entered in combination with TBA contracts and/or MSR to economically hedge mortgage basis widening and duration whereby the Company pays interest at a three-month LIBOR rate:

(notional in thousands)
March 31, 2014
Swaps Maturities	Notional Amount	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2018 and Thereafter	1,604,000	0.235%	2.134%	6.87
Total	$1,604,000

(notional in thousands)
December 31, 2013
Swaps Maturities	Notional Amount	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2018 and Thereafter	$1,055,000	0.239%	1.736%	5.65
Total	$1,055,000

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company also enters into total return swaps (agreements whereby the Company receives or makes payments based on the total return of an underlying instrument or index in exchange for fixed or floating rate interest payments) to economically hedge negative convexity and spread duration of MSR. The Company had the following total return swap agreements in place at March 31, 2014 and December 31, 2013:

(notional and dollars in thousands)
March 31, 2014
Maturity Date	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
1/12/2043	(243,987)	(126)	(1,430)	(1,556)
Total	$(243,987)	$(126)	$(1,430)	$(1,556)

(notional and dollars in thousands)
December 31, 2013
Maturity Date	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain/(Loss)
1/12/2043	(49,629)	(134)	(453)	(587)
Total	$(49,629)	$(134)	$(453)	$(587)

Commitments to Purchase and/or Sell Mortgage Loans Held-for-Sale - Prior to a mortgage loan purchase, the Company may enter into forward purchase commitments with counterparties whereby the Company commits to purchasing the loans at a particular interest rate, provided the borrower elects to close the loan. These commitments to purchase mortgage loans have been defined as derivatives and are, therefore, recorded on the balance sheet as assets or liabilities and measured at fair value. Subsequent changes in fair value are recorded on the balance sheet as adjustments to the carrying value of these assets or liabilities with a corresponding adjustment recognized in current period earnings. As of March 31, 2014 and December 31, 2013, the Company had outstanding commitments to purchase $153.6 million and $12.1 million of mortgage loans, subject to fallout if the loans do not close, with a fair value liability of $0.4 million at March 31, 2014. As of December 31, 2013, no fair value was assigned to the derivative as there was not a meaningful change in market value from commitment date to December 31, 2013.
The Company is exposed to interest rate risk on mortgage loans from the time it commits to purchase the mortgage loan until it acquires the loan from the originator and subsequently sells the loan to a third party. Changes in interest rates impact the market price for the mortgage loans. For example, as market interest rates decline, the value of mortgage loans held-for-sale increases, and vice versa. To mitigate the impact of this risk, the Company may from time to time enter into a forward sale commitment under the Forward AAA Securities Agreement, or the Forward Agreement, with Barclays Bank PLC, or Barclays, pursuant to which Barclays would purchase certain securities issued in connection with a potential securitization transaction involving mortgage loans subject to the Forward Agreement. As of March 31, 2014 and December 31, 2013, the Company did not have any trades under the Forward Agreement. The Company may also enter into other derivative contracts to hedge the interest rate risk related to the commitments to purchase mortgage loans, such as interest rate swaps, swaptions, TBA positions, put and call options for TBAs or constant maturity swaps.
Repurchase Agreements and FHLB Advances - The Company monitors its repurchase agreements and FHLB advances, which are generally floating rate debt, in relation to the rate profile of its investment securities. When it is cost effective to do so, the Company may enter into interest rate swap arrangements to align the interest rate composition of its investment securities and debt portfolios, specifically repurchase agreements with maturities of less than six months. Typically, the interest receivable terms (i.e., LIBOR) of the interest rate swaps match the terms of the underlying debt, resulting in an effective conversion of the rate of the related repurchase agreement from floating to fixed.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2014 and December 31, 2013, the Company had the following outstanding interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) associated with the Company’s short-term repurchase agreements:

(notional in thousands)
March 31, 2014
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2014	$3,000,000	0.295%	0.234%	0.73
2015	1,000,000	0.383%	0.237%	0.79
2016	2,950,000	0.626%	0.238%	2.17
2017	6,300,000	0.936%	0.236%	3.20
2018 and Thereafter	1,375,000	1.424%	0.235%	4.80
Total	$14,625,000	0.750%	0.236%	2.47

(notional in thousands)
December 31, 2013
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2014	$3,900,000	0.300%	0.245%	0.76
2015	1,000,000	0.383%	0.244%	1.04
2016	2,950,000	0.626%	0.246%	2.42
2017	5,300,000	0.920%	0.217%	3.49
2018 and Thereafter	1,275,000	1.406%	0.242%	5.04
Total	$14,425,000	0.698%	0.235%	2.50

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2014 and December 31, 2013, the Company had the following outstanding interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would either pay or receive a fixed rate) that were utilized as macro-economic hedges:

March 31, 2014
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$9,090	$1,325	2.29	$800,000	3.56%	3M Libor	10.0
Payer	≥ 6 Months	223,504	219,922	36.49	6,000,000	4.27%	3M Libor	9.0
Total Payer		$232,594	$221,247	36.19	$6,800,000	4.19%	3M Libor	9.1

Receiver	< 6 Months	$6,038	$3,939	3.23	$2,000,000	3M Libor	1.68%	5.0
Receiver	≥ 6 Months	900	522	9.30	2,000,000	3M Libor	1.08%	5.0
Total Receiver		$6,938	$4,461	4.51	$4,000,000	3M Libor	1.38%	5.0

Sale contracts:
Payer	≥ 6 Months	(81,248)	(58,645)	39.02	(800,000)	3.44%	3M Libor	10.0
Total Payer		$(81,248)	$(58,645)	39.02	$(800,000)	3.44%	3M Libor	10.0

Receiver	< 6 Months	$(2,625)	$(2,767)	2.30	$(500,000)	3M Libor	3.20%	10.0
Total Receiver		$(2,625)	$(2,767)	2.30	$(500,000)	3M Libor	3.20%	10.0

December 31, 2013
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$10,431	$10,458	2.78	$675,000	3.33%	3M Libor	10.0
Payer	≥ 6 Months	223,504	353,108	39.14	6,000,000	4.27%	3M Libor	9.0
Total Payer		$233,935	$363,566	38.16	$6,675,000	4.18%	3M Libor	9.1

Receiver	< 6 Months	$3,991	$681	1.93	$275,000	3M Libor	2.89%	10.0
Total Receiver		$3,991	$681	1.93	$275,000	3M Libor	2.89%	10.0

Sale contracts:
Payer	< 6 Months	$(3,455)	$(7,679)	1.93	$(510,000)	1.60%	3M Libor	5.0
Payer	≥ 6 Months	(81,248)	(86,361)	42.02	(800,000)	3.44%	3M Libor	10.0
Total Payer		$(84,703)	$(94,040)	33.68	$(1,310,000)	2.72%	3M Libor	8.1

Receiver	< 6 Months	$(3,455)	$(462)	1.93	$(510,000)	3M Libor	1.60%	5.0
Total Receiver		$(3,455)	$(462)	1.93	$(510,000)	3M Libor	1.60%	5.0

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
For non-Agency investment securities and mortgage loans, the Company may enter into credit default swaps to hedge credit risk. In future periods, the Company could enhance its credit risk protection, enter into further paired derivative positions, including both long and short credit default swaps, and/or seek opportunistic trades in the event of a market disruption (see discussion of “Non-Risk Management Activities” below). The Company also has processes and controls in place to monitor, analyze, manage and mitigate its credit risk with respect to non-Agency RMBS and mortgage loans.
As of March 31, 2014, the Company held credit default swaps whereby the Company receives credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company’s credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.
The following tables present credit default swaps whereby the Company is receiving protection held as of March 31, 2014 and December 31, 2013:

(notional and dollars in thousands)
March 31, 2014
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
Receive	6/20/2016	105.50	(100,000)	(2,045)	(260)	(2,305)
	12/20/2016	496.00	(25,000)	(350)	(4,062)	(4,412)
	Total	183.60	$(125,000)	$(2,395)	$(4,322)	$(6,717)

(notional and dollars in thousands)
December 31, 2013
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain/(Loss)
Receive	6/20/2016	105.50	(100,000)	(2,149)	(260)	(2,409)
	12/20/2016	496.00	(25,000)	(401)	(4,062)	(4,463)
	12/20/2018	393.31	(270,000)	(23,568)	12,838	(10,730)
	5/25/2046	356.00	(32,073)	8,069	(15,026)	(6,957)
	Total	329.13	$(427,073)	$(18,049)	$(6,510)	$(24,559)

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of March 31, 2014, the fair value of derivative financial instruments as an asset and liability position was $429.4 million and $8.4 million, respectively.
The Company mitigates the credit risk exposure on derivative financial instruments by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines; the Company also seeks to transact with several

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

different counterparties in order to reduce the exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. As of March 31, 2014, the Company has received cash deposits from counterparties of $148.3 million and placed cash deposits of $127.6 million in accounts maintained by counterparties, of which the amounts are netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the condensed consolidated balance sheet.
In accordance with ASC 815, Derivatives and Hedging, as amended and interpreted, or ASC 815, the Company records derivative financial instruments on its condensed consolidated balance sheet as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative instruments and whether they qualify for hedge accounting treatment. Due to the volatility of the credit markets and difficulty in effectively matching pricing or cash flows, the Company has elected to treat all current derivative contracts as trading instruments.
Non-Risk Management Activities
The Company has entered into certain financial instruments that are considered derivative contracts under ASC 815 that are not for purposes of hedging. These contracts are currently limited to inverse interest-only RMBS, forward purchase commitments and TBAs. As of December 31, 2013, the Company held $2.2 billion notional TBAs as a means of deploying capital until targeted investments are available, and to take advantage of temporary displacements in the marketplace. None of the Company’s TBAs were held for this purpose as of March 31, 2014.
As of March 31, 2014 and December 31, 2013, inverse interest-only securities with a carrying value of $213.0 million and $221.4 million, including accrued interest receivable of $2.7 million and $2.9 million, respectively, are accounted for as derivative financial instruments in the condensed consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013
Face Value	$1,412,374	$1,525,845
Unamortized premium	—	—
Unamortized discount
Designated credit reserve	—	—
Net, unamortized	(1,198,616)	(1,292,785)
Amortized Cost	213,758	233,060
Gross unrealized gains	9,014	5,891
Gross unrealized losses	(12,441)	(20,442)
Carrying Value	$210,331	$218,509

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 13. Other Assets
Other assets as of March 31, 2014 and December 31, 2013 are summarized in the following table:

(in thousands)	March 31, 2014	December 31, 2013
Property and equipment at cost	$2,710	$2,285
Accumulated depreciation (1)	(1,065)	(858)
Net property and equipment	1,645	1,427
Prepaid expenses	1,793	1,818
Income taxes receivable	321	—
Deferred tax assets	10,064	—
Intangible assets	133	533
Servicing advances	12,714	7,298
Federal Home Loan Bank stock	18,589	10
Equity investments	3,000	—
Other receivables	12,629	2,113
Total other assets	$60,888	$13,199
____________________

(1)	Depreciation expense for the three months ended March 31, 2014 was $206,575.

Note 14. Other Liabilities
Other liabilities as of March 31, 2014 and December 31, 2013 are summarized in the following table:

(in thousands)	March 31, 2014	December 31, 2013
Accrued expenses	$25,359	$20,025
Deferred tax liabilities	7,679	39,414
Income taxes payable	7,841	757
Other	5,745	7,284
Total other liabilities	$46,624	$67,480

Note 15. Fair Value
Fair Value Measurements
ASC 820, Fair Value Measurements and Disclosures, or ASC 820, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). Additionally, ASC 820 requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring fair value of a liability.
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
Investment securities - The Company holds a portfolio of AFS and trading securities that are carried at fair value in the condensed consolidated balance sheet. AFS securities are primarily comprised of Agency and non-Agency RMBS while the Company’s U.S. Treasuries are classified as trading securities. The Company determines the fair value of its U.S. Treasuries and Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of its non-Agency RMBS, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its U.S. Treasuries as Level 1 fair value assets at March 31, 2014. The Company classified 100% of its RMBS AFS securities reported at fair value as Level 2 at March 31, 2014. AFS and trading securities account for 81.6% and 6.5%, respectively, of all assets reported at fair value at March 31, 2014.
Equity securities - The Company previously held shares of Silver Bay common stock that were carried at fair value in the condensed consolidated balance sheet as a result of a fair value option election. The Company determined fair value of these equity securities based on the closing market price at period end. Because the shares were distributed to the Company’s stockholders in April 2013, equity securities are no longer recognized on the condensed consolidated balance sheet.
Mortgage loans held-for-sale - The Company holds a portfolio of mortgage loans held-for-sale that are carried at fair value in the condensed consolidated balance sheet as a result of a fair value option election. The Company determines fair value of its mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 87.5% and 12.5% of its mortgage loans held-for-sale as Level 2 and Level 3 fair value assets, respectively, at March 31, 2014.
Mortgage loans held-for-investment in securitization trusts - The Company recognizes on its condensed consolidated balance sheet mortgage loans held-for-investment in securitization trusts that are carried at fair value as a result of a fair value option election. The Company determines fair value of its mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 100% of its mortgage loans held-for-investment in securitization trusts as Level 2 fair value assets at March 31, 2014.
Mortgage servicing rights - The Company holds a portfolio of MSR that are carried at fair value on the condensed consolidated balance sheet. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its MSR as Level 3 fair value assets at March 31, 2014.
Derivative instruments - The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, swaptions, credit default swaps and total return swaps. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, swaptions, credit default swaps and total returns swaps reported at fair value as Level 2 at March 31, 2014.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company also enters into certain other derivative financial instruments, such as TBAs and inverse interest-only securities. These instruments are similar in form to the Company’s AFS securities and the Company utilizes a pricing service to value TBAs and broker quotes to value inverse interest-only securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at March 31, 2014. The Company reported 100% of its TBAs as Level 1 as of March 31, 2014.
The Company may also enter into forward purchase commitments on mortgage loans whereby the Company commits to purchasing the loans at a particular interest rate. The fair value of these derivatives is determined based on prices currently offered in the marketplace for new commitments. Fallout assumptions if the borrower elects not to close the loan are applied to the pricing. As of March 31, 2014, the Company had outstanding commitments to purchase $153.6 million of mortgage loans, subject to fallout if the loans do not close, with a fair value liability of $0.4 million. The Company classified 100% of the forward purchase commitments reported at fair value as Level 2 at March 31, 2014.
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
Collateralized borrowings in securitization trusts - The Company recognizes on its condensed consolidated balance sheet collateralized borrowings that are carried at fair value as a result of a fair value option election. The Company determines fair value of its collateralized borrowings based on prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its collateralized borrowings in securitization trusts as Level 2 fair value liabilities at March 31, 2014.
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

	Recurring Fair Value Measurements
	At March 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,634,056	$—	$12,634,056
Trading securities	1,000,312	—	—	1,000,312
Mortgage loans held-for-sale	—	140,924	20,097	161,021
Mortgage loans held-for-investment in securitization trusts	—	781,085	—	781,085
Mortgage servicing rights	—	—	476,663	476,663
Derivative assets	4,331	425,088	—	429,419
Total assets	$1,004,643	$13,981,153	$496,760	$15,482,556
Liabilities
Collateralized borrowings in securitization trusts	$—	$658,953	$—	$658,953
Derivative liabilities	5,487	2,908	—	8,395
Total liabilities	$5,487	$661,861	$—	$667,348

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

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2014, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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
Securities for which market quotations are readily available are valued at the bid price (in the case of long positions) or the ask price (in the case of short positions) at the close of trading on the date as of which value is determined. Exchange-traded securities for which no bid or ask price is available are valued at the last traded price. OTC derivative contracts, including interest rate swaps, swaptions, credit default swaps and total return swaps, are valued by the Company using observable inputs, specifically quotations received from third-party pricing providers, and are therefore classified within Level 2.

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

	Level 3 Recurring Fair Value Measurements
	Three Months Ended March 31, 2014
	Assets
(in thousands)	Mortgage Loans Held-For-Sale		Mortgage Servicing Rights
Beginning of period level 3 fair value	$424,726		$514,402
Gains/(losses) included in net income:
Realized gains (losses)	3,434		(12,510)
Unrealized gains (losses)	(2,683)	(1)	(20,250)	(3)
Total net gains/(losses) included in net income	751		(32,760)
Other comprehensive income	—		—
Purchases	6,964		1,280
Sales	(406,622)		—
Settlements	(5,722)		(6,259)
Gross transfers into level 3	—		—
Gross transfers out of level 3	—		—
End of period level 3 fair value	$20,097		$476,663
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(3,872)	(2)	$(20,250)	(4)
___________________

(1)
For the three months ended March 31, 2014, the change in unrealized gains or losses on mortgage loans held-for-sale was recorded in (loss) gain on mortgage loans held-for-sale on the condensed consolidated statements of comprehensive income.

(2)
For the three months ended March 31, 2014, the change in unrealized gains or losses on mortgage loans held-for-sale that were held at the end of the reporting period were recorded in (loss) gain on mortgage loans held-for-sale on the condensed consolidated statements of comprehensive income.

(3)	For the three months ended March 31, 2014, the change in unrealized gains or losses on MSR were recorded in loss on servicing asset on the condensed consolidated statements of comprehensive income.

(4)
For the three months ended March 31, 2014, the change in unrealized gains or losses on MSR that were held at the end of the reporting period were recorded in loss on servicing asset on the condensed consolidated statements of comprehensive income.

The Company did not incur transfers between Level 1, Level 2 or Level 3 for the three months ended March 31, 2014. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The table below presents information about the significant unobservable inputs used in the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at March 31, 2014:

	As of March 31, 2014
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Range			Weighted Average
Mortgage servicing rights	$476,663	Discounted cash flow	Constant prepayment speed	9	-	12%	10.5%
			Delinquency	1	-	7%	4.0%
			Discount rate	7	-	12%	9.0%
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
The Company also elected the fair value option for the equity securities previously carried on the condensed consolidated balance sheet, which consisted solely of shares of Silver Bay common stock. The Company determined fair value of these equity securities based on the closing market price at period end. Fair value adjustments were reported in (loss) gain on investment securities on the condensed consolidated statements of comprehensive income.
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

(in thousands)	Changes included in the Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31,	Interest income (expense)		(Loss) gain on investment securities	(Loss) gain on mortgage loans held-for-sale	Other income	Total included in net (loss) income	Change in fair value due to credit risk
2014
Assets
Mortgage loans held-for-sale	4,586	(1)	—	(3,181)	—	1,405	33	(3)
Mortgage loans held-for-investment in securitization trusts	7,893	(1)	—	—	1,975	9,868	—	(2)
Liabilities
Collateralized borrowings in securitization trusts	(5,353)		—	—	(1,662)	(7,015)	—	(2)
Total	$7,126		$—	$(3,181)	$313	$4,258	$33
2013
Assets
Equity securities	$—		$7,843	$—	$—	$7,843	$—	(2)
Mortgage loans held-for-sale	1,318	(1)	—	14,036	—	15,354	—	(3)
Mortgage loans held-for-investment in securitization trusts	1,654	(1)	—	—	(8,002)	(6,348)	—	(2)
Liabilities
Collateralized borrowings in securitization trusts	(818)		—	—	14,291	13,473	—	(2)
Total	$2,154		$7,843	$14,036	$6,289	$30,322	$—
____________________

(1)
Interest income on mortgage loans held-for-sale and mortgage loans held-for-investment in securitization trusts is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.

(2)
The change in fair value on equity securities, mortgage loans held-for-investment in securitization trusts and collateralized borrowings in securitization trusts was due entirely to changes in market interest rates.

(3)	The change in fair value due to credit risk on mortgage loans held-for-sale was quantified by holding yield constant in the cash flow model in order to isolate credit risk component.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The table below provides the fair value and the unpaid principal balance for the Company’s fair value option-elected loans and collateralized borrowings.

	March 31, 2014		December 31, 2013
(in thousands)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Mortgage loans held-for-sale
Total loans	$173,293	$161,021	$680,840	$544,581
Nonaccrual loans	$16,753	$12,038	$80,486	$62,185
Loans 90+ days past due	$1,033	$826	$63,152	$48,786
Mortgage loans held-for-investment in securitization trusts
Total loans	$799,258	$781,085	$812,538	$792,390
Nonaccrual loans	$—	$—	$—	$—
Loans 90+ days past due	$—	$—	$—	$—
Collateralized borrowings in securitization trusts
Total borrowings	$703,259	$658,953	$686,233	$639,731
____________________

(1)	Excludes accrued interest receivable.

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

•
AFS securities, trading securities, mortgage loans held-for-sale, mortgage loans held-for-investment in securitization trusts, MSR, derivative assets and liabilities, and collateralized borrowings in securitization trusts are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the Fair Value Measurements section of this footnote.

•
Cash and cash equivalents and restricted cash have a carrying value which approximates fair value because of the short maturities of these instruments. The Company categorizes the fair value measurement of these assets as Level 1.

•
Equity investments include cost method investments for which fair value is not estimated. Carrying value, or cost, approximates fair value. The Company categorizes the fair value measurement of these assets as Level 3.

•
The carrying value of repurchase agreements and FHLB advances that mature in less than one year generally approximates fair value due to the short maturities. The Company holds $200.0 million of repurchase agreements and $428.2 million of FHLB advances that are considered long-term. The Company’s long-term repurchase agreements and FHLB advances have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities	$12,634,056	$12,634,056	$12,256,727	$12,256,727
Trading securities	$1,000,312	$1,000,312	$1,000,180	$1,000,180
Mortgage loans held-for-sale	$161,021	$161,021	$544,581	$544,581
Mortgage loans held-for-investment in securitization trusts	$781,085	$781,085	$792,390	$792,390
Mortgage servicing rights	$476,663	$476,663	$514,402	$514,402
Cash and cash equivalents	$1,540,431	$1,540,431	$1,025,487	$1,025,487
Restricted cash	$220,202	$220,202	$401,647	$401,647
Derivative assets	$429,419	$429,419	$549,859	$549,859
Equity investments	$3,000	$3,000	$—	$—
Liabilities
Repurchase agreements	$12,021,177	$12,021,177	$12,250,450	$12,250,450
Collateralized borrowings in securitization trusts	$658,953	$658,953	$639,731	$639,731
Federal Home Loan Bank advances	$464,476	$464,476	$—	$—
Derivative liabilities	$8,395	$8,395	$22,081	$22,081

Note 16. Repurchase Agreements
The Company had outstanding $12.0 billion of repurchase agreements, including repurchase agreements funding the Company’s U.S. Treasuries of $996.3 million. Excluding the debt associated with the Company’s U.S. Treasuries and the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.69% and weighted average remaining maturities of 84 days as of March 31, 2014. The Company had outstanding $12.3 billion of repurchase agreements with a weighted average borrowing rate of 0.75%, excluding the debt associated with the Company’s U.S. Treasuries and the effect of the Company’s interest rate swaps, and weighted average remaining maturities of 72 days as of December 31, 2013. As of March 31, 2014 and December 31, 2013, the debt associated with the Company’s U.S. Treasuries had a weighted average borrowing rate of 0.09% and 0.03%, respectively.
At March 31, 2014 and December 31, 2013, the repurchase agreement balances were as follows:

(in thousands)	March 31, 2014	December 31, 2013
Short-term	$11,821,177	$12,050,450
Long-term	200,000	200,000
Total	$12,021,177	$12,250,450

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At March 31, 2014 and December 31, 2013, the repurchase agreements had the following characteristics:

(dollars in thousands)	March 31, 2014		December 31, 2013
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Amount Outstanding	Weighted Average Borrowing Rate
U.S. Treasuries	$996,250	0.09%	$997,500	0.03%
Agency RMBS	8,968,708	0.41%	9,109,510	0.46%
Non-Agency RMBS (1)	1,802,594	1.96%	1,829,709	2.01%
Agency derivatives	157,397	1.04%	166,438	1.05%
Mortgage loans held-for-sale	96,228	2.55%	147,293	2.85%
Total	$12,021,177	0.64%	$12,250,450	0.69%
____________________

(1)	Includes repurchase agreements collateralized by retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

At March 31, 2014 and December 31, 2013, the repurchase agreements had the following remaining maturities:

(in thousands)	March 31, 2014	December 31, 2013
Within 30 days	$2,747,454	$3,831,917
30 to 59 days	2,955,290	2,013,733
60 to 89 days	857,235	2,225,967
90 to 119 days	2,362,631	1,386,371
120 to 364 days	1,902,317	1,594,962
Open maturity (1)	996,250	997,500
One year and over (2)	200,000	200,000
Total	$12,021,177	$12,250,450
____________________

(1)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(2)	One year and over includes repurchase agreements with maturity dates ranging from June 26, 2015 to June 27, 2017.

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	March 31, 2014	December 31, 2013
Available-for-sale securities, at fair value	$12,116,464	$12,295,302
Trading securities, at fair value	1,000,312	1,000,180
Mortgage loans held-for-sale, at fair value	116,463	200,839
Net economic interests in consolidated securitization trusts (1)	38,384	—
Cash and cash equivalents	15,000	15,000
Restricted cash	87,713	201,194
Due from counterparties	32,579	21,579
Derivative assets, at fair value	208,524	216,365
Total	$13,615,439	$13,950,459
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at March 31, 2014 and December 31, 2013:

	March 31, 2014				December 31, 2013
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Barclays Capital Inc.	$1,423,953	$297,203	8%	75.8	$1,453,396	$302,744	8%	74.6
All other counterparties (2) (3)	9,600,974	1,290,831	33%	85.5	9,799,554	1,372,086	36%	71.9
Total	$11,024,927	$1,588,034			$11,252,950	$1,674,830
____________________

(1)
Represents the net carrying value of the securities and mortgage loans held-for-sale sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases are not included in the amounts presented above. However, at March 31, 2014 and December 31, 2013, the Company did not have any such payables.

(2)	Excludes $996.3 million and $997.5 million of repurchase agreements collateralized by U.S. Treasuries with a rolling 1-day maturity as of March 31, 2014 and December 31, 2013, respectively.

(3)	Represents amounts outstanding with 21 and 19 counterparties at March 31, 2014 and December 31, 2013, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties.

Note 17. Collateralized Borrowings in Securitization Trusts, at Fair Value
During 2013, the Company purchased subordinated debt and excess servicing rights from two securitization trusts, one sponsored by a third party and one sponsored by a subsidiary of the Company. The debt associated with the underlying residential mortgage loans held at the trusts, which are consolidated on the Company’s condensed consolidated balance sheet, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. As of March 31, 2014 and December 31, 2013, the collateralized borrowings in securitization trusts had a carrying value of $659.0 million and $639.7 million with a weighted average interest rate of 2.7% and 2.8%, respectively. The stated maturity dates for all collateralized borrowings were greater than five years from both March 31, 2014 and December 31, 2013.

Note 18. Federal Home Loan Bank of Des Moines Advances
In December 2013, the Company’s wholly owned subsidiary, TH Insurance Holdings, was accepted for membership in the FHLB. As a member of the FHLB, TH Insurance Holdings has access to a variety of products and services offered by the FHLB, including secured advances. As of March 31, 2014, TH Insurance Holdings had $464.5 million in outstanding secured advances with a weighted average borrowing rate of 0.4%, and had an additional $535.5 million of available uncommitted credit for borrowings, which amount may be adjusted at the sole discretion of the FHLB. As of December 31, 2013, TH Insurance Holdings had not requested any secured advances and had $1.0 billion of available uncommitted credit for borrowings.
The ability to borrow from the FHLB is subject to the Company’s continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB. Each advance will require approval by the FHLB and will be secured by collateral in accordance with the FHLB’s credit and collateral guidelines, as may be revised from time to time by the FHLB. Eligible collateral may include conventional 1-4 family residential loans, Agency RMBS and non-Agency RMBS with an A rating and above.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At March 31, 2014, FHLB advances had the following remaining maturities:

(in thousands)	March 31, 2014
≤ 3 months	$—
> 3 and ≤ 6 months	2,500
> 6 and ≤ 12 months	33,738
> 12 and ≤ 24 months	—
> 24 months (1)	428,238
Total	$464,476
____________________

(1)	Greater than 24 months includes FHLB advances with maturity dates ranging from January 17, 2017 to March 27, 2017.

The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of FHLB advances:

(in thousands)	March 31, 2014
Available-for-sale securities, at fair value	$421,360
Mortgage loans held-for-sale, at fair value	14,435
Net economic interests in consolidated securitization trusts (1)	79,284
Restricted cash	250
Total	$515,329
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

The FHLB retains the right to mark the underlying collateral for FHLB advances to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral. In addition, as a condition to membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB. At March 31, 2014 and December 31, 2013, the Company had stock in the FHLB totaling $18.6 million and $10,000, respectively, which is included in other assets on the condensed consolidated balance sheet at March 31, 2014 and December 31, 2013.

Note 19. Stockholders’ Equity
Distributions to Stockholders
The following table presents cash dividends declared by the Company on its common stock during the three months ended March 31, 2014, and the four immediately preceding quarters:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
March 17, 2014	March 31, 2014	April 21, 2014	$0.26
December 17, 2013	December 27, 2013	December 31, 2013	$0.26
September 11, 2013	September 26, 2013	October 23, 2013	$0.28
June 18, 2013	June 28, 2013	July 23, 2013	$0.31
March 18, 2013	April 2, 2013	April 24, 2013	$0.32

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

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
Accumulated Other Comprehensive Income
Accumulated other comprehensive income at March 31, 2014 and December 31, 2013 was as follows:

(in thousands)	March 31, 2014	December 31, 2013
Available-for-sale securities, at fair value
Unrealized gains	$782,300	$697,779
Unrealized losses	(155,830)	(253,044)
Accumulated other comprehensive income	$626,470	$444,735

Reclassifications out of Accumulated Other Comprehensive Income
The following table summarizes reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014 and 2013:

(in thousands)	Affected Line Item in the Condensed Consolidated Statements of Comprehensive Income	Amount Reclassified out of Accumulated Other Comprehensive Income
		Three Months Ended March 31,
		2014	2013
Other-than-temporary-impairments on AFS securities	Total other-than-temporary impairment losses	$212	$236
Realized (gains) losses on sales of AFS securities	(Loss) gain on investment securities	43,180	(18,775)
		$43,392	$(18,539)

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
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitation detailed in the plan prospectus. An aggregate of 7.5 million shares of the Company’s common stock were originally reserved for issuance under the plan. As of March 31, 2014, 167,028 shares have been issued under the plan for total proceeds of $1.8 million, of which 10,780 and 25,457 shares were issued for total proceeds of $110,140 and $323,805 during the three months ended March 31, 2014 and 2013, respectively.
Share Repurchase Program
On October 5, 2011, the Company’s board of directors authorized a share repurchase program, which allows the Company to repurchase up to 10,000,000 shares of its common stock. On November 14, 2012, the board of directors authorized an increase in the share repurchase program of 15,000,000, for a total of 25,000,000 shares. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. As of March 31, 2014, 2,450,700 shares had been repurchased by the Company under the program for a total cost of $23.9 million; however, no shares were repurchased during the three months ended March 31, 2014 and 2013.
At-the-Market Offering
On May 25, 2012, the Company entered into an equity distribution agreement under which the Company may sell up to an aggregate of 20,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of March 31, 2014, 7,585,869 shares of common stock have been sold under the equity distribution agreement for total accumulated net proceeds of approximately $77.6 million; however, no shares were sold during the three months ended March 31, 2014 and 2013.
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
At 5:00 p.m. EST on November 7, 2013, 3,580,279 warrants expired pursuant to the terms of the warrant agreement. No warrants remained outstanding as of March 31, 2014.

Note 20. Equity Incentive Plan
The Company’s Restated 2009 Equity Incentive Plan, or the Plan, provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including PRCM Advisers and affiliates and employees of PRCM Advisers and its affiliates, and any joint venture affiliates of the Company. The Plan provides for grants of equity-based compensation to the Company’s executive officers and other key employees of PRCM Advisers or its affiliates, subject to a ceiling of 3,000,000 shares available for issuance under the Plan. Grants are made upon determination by the compensation committee utilizing best practices of equity-based compensation.
The Plan is administered by the compensation committee of the Company’s board of directors. The compensation committee has the full authority to administer and interpret the Plan, to authorize the granting of awards, to determine the eligibility of directors, officers, advisors, consultants and other personnel, including PRCM Advisers and affiliates and employees of PRCM Advisers and its affiliates, and any joint venture affiliates of the Company, to receive an award, to determine the number of shares of common stock to be covered by each award (subject to the individual participant limitations provided in the Plan), to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the Plan), to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the Plan or the administration or interpretation thereof. In connection with this authority, the compensation committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse.
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
On February 5, 2014, the Company granted 1,103,162 shares of restricted common stock to its executive officers and other key employees of PRCM Advisers pursuant to the Plan. The estimated fair value of these awards was $9.79 per share on grant date, February 5, 2014, based on the closing market price of the Company’s common stock on the NYSE on such date. However, as the cost of these awards is measured at fair value at each reporting date based on the price of the Company’s stock as of period end in accordance with ASC 505, Equity, or ASC 505, the fair value of these awards as of March 31, 2014 is $10.25 per share based on the closing market price of the Company’s common stock on the NYSE on such date. The grants will vest in three annual installments commencing on the date of the grant, as long as such grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.
During the three months ended March 31, 2014, 3,065 shares were forfeited by executive officers and other key employees of PRCM Advisers or its affiliates and, thus, added back to the amount available to be awarded pursuant to the Plan. No shares of restricted common stock were granted to the Company’s executive officers and other key employees of PRCM Advisers or its affiliates during the three months ended March 31, 2013. Additionally, no shares of restricted common stock were granted to the Company’s independent directors during the three months ended March 31, 2014 or 2013.
For the three months ended March 31, 2014 and 2013, the Company recognized compensation costs related to restricted stock of $3.1 million and $23,437, respectively.

Note 21. Other Operating Expenses
Components of the Company’s other operating expenses for the three months ended March 31, 2014 and 2013, are presented in the following table:

	Three Months Ended March 31,
(in thousands)	2014	2013
Other operating expenses:
General and administrative	$12,522	$4,681
Directors and officers’ insurance	243	201
Professional fees	1,769	1,648
Total other operating expenses	$14,534	$6,530

Note 22. Income Taxes
For the three months ended March 31, 2014 and 2013, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C-Corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
During the three months ended March 31, 2014, the Company’s TRSs recognized a benefit from income taxes of $33.9 million, which was primarily due to losses incurred on derivative instruments held in the Company’s TRSs. During the three months ended March 31, 2013, the Company’s TRSs recognized a provision for income taxes of $5.0 million, which was primarily due to income generated from derivative instruments held in the Company’s TRSs.
Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements of a contingent tax liability for uncertain tax positions.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 23. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share, or EPS, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(in thousands, except share data)	2014	2013
Numerator:
Net (loss) income from continuing operations	$(29,145)	$142,339
Income from discontinued operations	—	1,377
Net (loss) income attributable to common stockholders	$(29,145)	$143,716
Denominator:
Weighted average common shares outstanding	363,913,721	305,259,599
Weighted average restricted stock shares	1,698,169	25,323
Basic weighted average shares outstanding	365,611,890	305,284,922
Dilutive weighted average warrants	—	1,678,789
Diluted weighted average shares outstanding	365,611,890	306,963,711
Basic (Loss) Earnings Per Share:
Continuing operations	$(0.08)	$0.47
Discontinued operations	—	—
Net (loss) income	$(0.08)	$0.47
Diluted (Loss) Earnings Per Share:
Continuing operations	$(0.08)	$0.47
Discontinued operations	—	—
Net (loss) income	$(0.08)	$0.47

No warrants were outstanding during the three months ended March 31, 2014; however, during the three months ended March 31, 2013, the weighted average market value per share of the Company’s common stock was above the exercise price of the warrants, making the warrants dilutive.

Note 24. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with the Management Agreement with PRCM Advisers, the Company incurred $12.1 million and $9.1 million as a management fee to PRCM Advisers for the three months ended March 31, 2014 and 2013, respectively, which represents approximately 1.5% of stockholders’ equity on an annualized basis as defined by the Management Agreement. For purposes of calculating the management fee, stockholders’ equity is adjusted to exclude any common stock repurchases as well as any unrealized gains, losses or other items that do not affect realized net income, among other adjustments, in accordance with the Management Agreement. Management fees for the three months ended March 31, 2013 were reduced by $4.3 million on the condensed consolidated statements of comprehensive income in accordance with the contribution transaction entered into with Silver Bay. See further discussion of this adjustment below. In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $3.2 million and $1.9 million for the three months ended March 31, 2014 and 2013, respectively.
The Company has established an accounts payable function and direct relationships with the majority of its third-party vendors. The Company will continue to have certain costs allocated to it by PRCM Advisers for compensation, data services and proprietary technology, but most direct expenses with third-party vendors are paid directly by the Company.
The Company recognized $3.1 million and $23,437 of compensation expense during the three months ended March 31, 2014 and 2013, respectively, related to restricted stock. See Note 20 - Equity Incentive Plan for additional information.
On February 3, 2012, a subsidiary of the Company entered into an acquisition services agreement, a property management agreement and a side letter agreement regarding certain fees with Silver Bay Property Management LLC, or Silver Bay Property Management, which is a joint venture between Provident Real Estate Advisors LLC and an affiliate of PRCM

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

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
On December 19, 2012, the Company completed the contribution of its portfolio of single family rental properties to Silver Bay, a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. The Company contributed its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay, and in exchange for its contribution, received shares of common stock of Silver Bay. Silver Bay completed its IPO of its common stock on December 19, 2012. See Note 4 - Discontinued Operations for additional information. In connection with the closing of the contribution, the acquisition services agreement, property management agreement and side letter agreement referenced above were each terminated, except for certain designated provisions (e.g., protection of confidential information and indemnification), which the parties agreed would survive the termination. Not included in the gain that was recorded on the contribution in 2012 are certain adjustments recognized in 2013. These include an installment sales gain of approximately $4.0 million from Silver Bay, a reduction of 2013 management fees payable to PRCM Advisers of $4.3 million, and an immaterial amount of additional working capital adjustments determined in accordance with the contribution agreement entered into with Silver Bay. Of these amounts, $1.2 million of the installment sales gain was recorded in gain on contribution of entity within discontinued operations for the three months ended March 31, 2013, and the full $4.3 million of the reduction of 2013 management fees payable to PRCM Advisers was recorded within management fees, on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2013.

Note 25. Subsequent Events
Events subsequent to March 31, 2014, were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2013.

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
Our objective is to provide attractive risk-adjusted total return to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. We selectively acquire and manage an investment portfolio of our target assets, which is constructed to generate attractive returns through market cycles. We focus on asset selection and implement a relative value investment approach across various sectors within the residential mortgage market. Our target assets include the following:

•
Agency RMBS (which includes inverse interest-only Agency securities classified as “Agency Derivatives” for purposes of U.S. generally accepted accounting principles, or U.S. GAAP), meaning RMBS whose principal and interest payments are guaranteed by the Government National Mortgage Association (or Ginnie Mae), the Federal National Mortgage Association (or Fannie Mae), or the Federal Home Loan Mortgage Corporation (or Freddie Mac);

•	Non-Agency RMBS, meaning RMBS that are not issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac;

•	MSR;

•	Residential mortgage loans; and

•	Other financial assets comprising approximately 5% to 10% of the portfolio.

We generally view our target assets in two strategies that rely on our core competencies of managing prepayment and credit risk. Our rates strategy includes assets that are sensitive to changes in interest rates and prepayment speeds, specifically Agency RMBS and MSR. Our credit strategy includes assets with inherent credit risk including non-Agency RMBS, residential mortgage loans and net economic interests in securitizations on prime nonconforming mortgage loans.
We believe our hybrid Agency and non-Agency RMBS investment model allows management to allocate capital across various sectors within the residential mortgage market, with a focus on security selection and implementation of a relative value investment approach. Capital allocation factors in the opportunities in the marketplace, cost of financing and cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, asset allocation reflects management’s opportunistic approach to investing in the marketplace.
During the three months ended March 31, 2014, we did not significantly modify our RMBS asset allocation between Agency and non-Agency RMBS. The following table provides the RMBS asset allocation between Agency and non-Agency RMBS as of March 31, 2014 and the four immediately preceding period ends:

	As of
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Agency RMBS	78.1%	77.9%	77.1%	80.5%	80.2%
Non-Agency RMBS	21.9%	22.1%	22.9%	19.5%	19.8%

As our RMBS asset allocation shifts, our annualized yields and cost of financing shifts. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts; for example, uncertainty of prepayment speeds, extension risk and credit events.

For the three months ended March 31, 2014, our net interest spread realized on Agency and non-Agency RMBS was higher than prior periods. The increase in yields and net interest spreads across comparative periods was predominantly driven by slower prepayments on premium-priced RMBS and interest-only products due to higher interest rates that prevailed during the quarter. The following table provides the average annualized yield on our Agency and non-Agency RMBS for the three months ended March 31, 2014, and the four immediately preceding quarters:

	Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Average annualized yields (1)
Agency RMBS	3.3%	3.1%	2.8%	2.7%	2.9%
Non-Agency RMBS	9.1%	8.9%	9.0%	9.1%	9.2%
Aggregate RMBS	4.3%	4.2%	4.0%	3.7%	4.0%
Cost of financing (2)	1.2%	1.1%	1.2%	1.2%	1.1%
Net interest spread	3.1%	3.1%	2.8%	2.5%	2.9%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

The following table provides the average annualized yield expected on our Agency and non-Agency RMBS as of March 31, 2014, and the four immediately preceding period ends:

	As of
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Average annualized yields (1)
Agency RMBS	3.2%	3.0%	2.9%	2.8%	2.9%
Non-Agency RMBS	9.0%	9.0%	9.0%	9.1%	9.2%
Aggregate RMBS	4.2%	4.1%	4.1%	3.8%	3.8%
Cost of financing (2)	1.2%	1.1%	1.2%	1.2%	1.1%
Net interest spread	3.0%	3.0%	2.9%	2.6%	2.7%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

During the three months ended March 31, 2014, we continued to develop our strategic initiatives, which stem from the changing opportunities in the residential mortgage marketplace, including a mortgage loan conduit and securitization platform and an MSR platform. We acquire prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions with the intent to securitize the loans through the issuance of non-Agency mortgage-backed securities.
During 2013, we began acquiring credit sensitive residential mortgage loans, or CSL, which are loans that are currently performing, but where the borrower has previously experienced payment delinquencies and is more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default than on newly originated mortgage loans. We subsequently sold substantially all of our CSL portfolio during the first quarter of 2014.
We seek to deploy moderate leverage as part of our investment strategy. We generally finance our RMBS assets through short- and long-term borrowings structured as repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while non-Agency RMBS, with less liquidity and exposure to credit risk, utilize lower levels of leverage. We also finance our U.S. Treasuries, which we hold for trading purposes, and our mortgage loans. We believe the debt-to-equity ratio funding our Agency RMBS, non-Agency and mortgage loans held-for-sale is the most meaningful leverage measure as U.S. Treasuries are viewed to be highly liquid in nature and collateralized borrowings on mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity. As a result, our debt-to-equity ratio is determined by our

RMBS portfolio mix as well as many additional factors, including the liquidity of our portfolio, the sustainability and price of our financing, diversification of our counterparties and their available capacity to finance our RMBS assets, and anticipated regulatory developments. Over the past several quarterly periods, we have generally maintained a debt-to-equity ratio range of 3.0 to 5.0 times to finance our RMBS portfolio and mortgage loans held-for-sale, on a fully deployed capital basis. Our debt-to-equity ratio is directly correlated to the make-up of our RMBS portfolio; specifically, the higher percentage of Agency RMBS we hold, the higher our debt-to-equity ratio is, and vice versa. We may alter the percentage allocation of our portfolio between Agency and non-Agency RMBS depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from common stock offerings we conduct. The debt-to-equity ratio range has been driven by our relatively stable asset allocation between Agency and non-Agency RMBS, as disclosed above. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Repurchase Agreements” for further discussion.
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
On December 19, 2012, we completed the contribution of our portfolio of single-family rental properties to Silver Bay Realty Trust Corp., or Silver Bay, a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single family residential properties for rental income and long-term capital appreciation. We contributed our equity interests in the wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay, and in exchange for the contribution, received shares of common stock of Silver Bay. Silver Bay completed its initial public offering, or IPO, of its common stock on December 19, 2012. Because we will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the three months ended March 31, 2013. No remaining associated operating results were recognized during the three months ended March 31, 2014.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2013, under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.
Important factors, among others, that may affect our actual results include:

•	changes in interest rates and the market value of our target assets;

•	changes in prepayment rates of mortgages underlying our target assets;

•	the timing of credit losses within our portfolio;

•	our exposure to adjustable-rate and negative amortization mortgage loans underlying our target assets;

•	the state of the credit markets and other general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers;

•	the concentration of the credit risks to which we are exposed;

•	legislative and regulatory actions affecting the mortgage and derivative industries or our business;

•	the availability of target assets for purchase at attractive prices;

•	the availability of financing for our target assets, including the availability of repurchase agreement financing, lines of credit and financing through the FHLB;

•	declines in home prices;

•	increases in payment delinquencies and defaults on the mortgages comprising and underlying our target assets;

•
changes in liquidity in the market for real estate securities, the re-pricing of credit risk in the capital markets, inaccurate ratings of securities by rating agencies, rating agency downgrades of securities, and increases in the supply of real estate securities available-for-sale;

•	changes in the values of securities we own and the impact of adjustments reflecting those changes on our statements of comprehensive income and balance sheets, including our stockholders’ equity;

•	our ability to generate the amount of cash flow we expect from our target assets;

•	changes in our investment, financing and hedging strategies and the new risks to which those changes may expose us;

•	changes in the competitive landscape within our industry, including changes that may affect our ability to attract and retain personnel;

•	our ability to build successful relationships with loan originators;

•	our ability to acquire mortgage loans in connection with our securitization plans;

•	our ability to securitize the mortgage loans we acquire;

•	our exposure to claims and litigation, including litigation arising from our involvement in securitization transactions and investments in MSR;

•	our ability to acquire MSR and successfully operate our seller-servicer subsidiary;

•	our ability to successfully diversify our business into new asset classes and manage the new risks they may expose us to;

•	our ability to manage various operational and regulatory risks associated with our business;

•	our ability to maintain appropriate internal controls over financial reporting;

•	our ability to establish, adjust and maintain appropriate hedges for the risks in our portfolio;

•	our ability to maintain our REIT qualification for U.S. federal income tax purposes; and

•	limitations imposed on our business due to our REIT status and our status as exempt from registration under the 1940 Act.
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

Fair Value Measurement
ASC 820, Fair Value Measurements and Disclosures, or ASC 820, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. It also establishes three levels of input to be used when measuring fair value:

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

We follow the fair value hierarchy set forth above in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we will attempt to obtain Level 2 inputs, observable market prices in inactive markets or derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs and independent pricing service models to estimate fair value measurements. At March 31, 2014, approximately 88.8% of total assets, or $15.5 billion, and approximately 4.9% of total liabilities, or $667.3 million, consisted of financial instruments recorded at fair value. As of March 31, 2014, we had $496.8 million, or 2.9% of total assets, reported at fair value using Level 3 inputs. See Note 15 - Fair Value to the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.
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
For the three months ended March 31, 2014, our unrealized fair value losses on interest rate swap and swaption agreements, which are accounted for as derivative trading instruments under U.S. GAAP, negatively affected our financial results. The change in fair value of the interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three months ended March 31, 2014. Our financial results for the three months ended March 31, 2014 were negatively affected by unrealized fair value losses on certain U.S. Treasuries classified as trading instruments due to their short-term investment objectives, mortgage loans held-for-sale and MSR. For the three months ended March 31, 2013, our unrealized fair value gains on interest rate swap and swaption agreements positively affected our financial results. The change in fair value of the interest rate swaps was a result of the realization of losses on interest rates swaps unwound and subsequent resetting of interest rate swaps at more favorable rates, combined with changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three months ended March 31, 2013. Our financial results for the three months ended March 31, 2013 were positively affected by unrealized fair value gains on certain U.S. Treasuries classified as trading instruments, equity securities, which consisted solely of shares of Silver Bay common stock, and mortgage loans held-for-sale. In addition, our financial results for the three months ended March 31, 2014 and 2013 were affected by the unrealized gains and losses of certain other derivative instruments that were accounted for as trading derivative instruments, i.e., credit default swaps, TBAs, put and call options for TBAs, constant maturity swaps, inverse interest-only securities and forward mortgage loan purchase commitments. Any temporary change in the fair value of our available-for-sale securities is recorded as a component of accumulated other comprehensive income and does not impact our earnings.
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

Market Conditions and Outlook
The key macroeconomic factors that impact our business are home prices, interest rates and employment. Home price performance is particularly important to our non-Agency portfolio. We are continuing to see signs of stabilization and improvements in housing prices. Forecasts call for a continuation of home price appreciation over the next several years, albeit at a slower pace than in the recent past. Despite the improvement in housing prices, many borrowers’ loan-to-value, or LTV, ratios remain high and have the effect of limiting a borrower’s ability to refinance despite low rates and government policy programs that promote refinancing. The low interest rate environment is expected to persist, absent a substantial improvement in economic conditions and employment, influencing funding costs and prepayment speeds. A low Federal Funds Target Rate is expected to benefit funding costs for the next few years. Employment trends have begun to improve; however, current unemployment levels remain stubbornly high. Next to LTV ratios, employment is the most powerful determinant of a homeowner’s ongoing likelihood to pay their mortgage.
The first three months of 2014 continued to produce a number of regulatory actions in an effort to improve economic conditions and increase liquidity in the financial markets as well as other actions related to the fall-out from the financial and foreclosure crises. Regulatory actions that could affect the value of our target assets, either positively or negatively, include attempts by the U.S. government to further streamline the refinancing process to allow more borrowers to refinance into lower interest rate mortgage loans; the new, streamlined loan modification initiative for borrowers that are 90+ days delinquent implemented by the government sponsored entities, or GSEs; the REO-to-rental program supported by the GSEs; the extension of both the Home Affordable Modification Program, or HAMP, and the Home Affordable Refinance Program 2.0, or HARP 2.0, through 2015; and the strict “ability-to-repay” and “qualified mortgage” regulations promulgated by the Consumer Financial Protection Bureau, or the CFPB. There are also a number of impending legislative proposals related to the eventual wind-down or phase out of the GSEs, including the Corker-Warner and Johnson-Crapo Bills, which would replace the GSEs with a new government agency, the Federal Mortgage Insurance Corporation, or FMIC; the Housing Opportunities Move the Economy (HOME) Forward Act, which would replace the GSEs with a new lender-owned cooperative; and the Protecting American Taxpayers and Homeowners (PATH) Act, which would end the taxpayer-funded bailout of the GSEs while phasing them out within five years. It remains uncertain if any proposal will ultimately become legislation.
Although interest rates remain at historic lows, they have generally risen above the lows observed in early 2013, due in part to improving employment statistics and other economic indicators. Additionally, in December 2013, the Federal Reserve announced plans to modestly reduce the pace of its asset purchases, first by lowering monthly purchases in January 2014 from $85 billion to $75 billion. Purchases were later reduced by $10 billion in each of the following months to $45 billion by May 2014, which only slightly impacted the market. The Federal Reserve has indicated that it will likely keep short-term interest rates at “exceptionally low levels” well past the time unemployment falls below 5.5 percent, especially if inflation stays below its 2 percent target as expected. Separately, the U.S. economy continues to be burdened by the ongoing European debt crisis, elevated unemployment numbers and a struggling housing market, which, despite signs of an approaching recovery, remains weighted with backlogs of homes in the foreclosure process. Meanwhile, mortgage servicers continue to evaluate the impacts of the recent settlement with several state Attorneys General and state and federal regulators over improper servicing and foreclosure practices and the adoption by several states of various legislation aimed at curtailing or modifying foreclosure processes. Events such as these will continue to affect the performance of our portfolio. We will continue to monitor these and other regulatory and policy activities closely.
We believe our blended Agency and non-Agency strategies and our investing expertise will allow us to better navigate the dynamic RMBS environment while future regulatory and policy activities take shape. Having a diversified portfolio allows us to mitigate a variety of risks, including interest rate and RMBS spread volatility. As such, we have diversified into several target assets that capitalize on our prepayment and credit expertise, including MSR and prime nonconforming residential mortgage loans.
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

Federal Reserve’s continuing purchases of RMBS and other policy changes may impact the returns of our Agency RMBS portfolio.
The following table provides the carrying value of our RMBS portfolio by product type:

(dollars in thousands)	March 31, 2014		December 31, 2013
Agency
Fixed Rate	$8,879,422	69.1%	$8,490,788	68.1%
Hybrid ARMs	944,503	7.4%	1,006,621	8.1%
Total Agency	9,823,925	76.5%	9,497,409	76.1%
Agency Derivatives	210,331	1.6%	218,509	1.8%
Non-Agency
Senior	2,328,073	18.1%	2,282,132	18.3%
Mezzanine	473,824	3.7%	468,667	3.8%
Interest-only securities	8,234	0.1%	8,519	—%
Total Non-Agency	2,810,131	21.9%	2,759,318	22.1%
Total	$12,844,387		$12,475,236

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
Although we are unable to predict the movement in interest rates in 2014 and beyond, our diversified portfolio management strategy is intended to generate attractive yields with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.
Our portfolio includes Agency securities, which includes bonds with explicit prepayment protection, $85,000 maximum loan balance pools (securities collateralized by loans of less than $85,000 in principal), other low loan balances (securities collateralized by loans of less than $175,000, but more than $85,000 in principal), high LTV (securities collateralized by loans with greater or equal to 80% LTV predominantly comprised of Making Homeownership Affordable, or MHA, pools that consist of borrowers who have refinanced through HARP), home equity conversion mortgages (securities collateralized by reverse mortgages), low FICO scores (lower credit borrowers), and seasoned bonds reflecting less prepayment risk due to previously experienced high levels of refinancing. We believe these RMBS characteristics reduce the prepayment risk to the portfolio.

The following tables provide the carrying value of our Agency RMBS portfolio by vintage and prepayment protection:

	As of March 31, 2014
	Agency RMBS AFS		Agency Derivatives	Total Agency RMBS
(dollars in thousands)	Fixed Rate	Hybrid ARMs
Home equity conversion mortgages	$1,794,880	$—	$—	$1,794,880	18%
$85K Max Pools	1,765,563	—	—	1,765,563	17%
High LTV (predominantly MHA)	1,587,862	—	—	1,587,862	16%
2006 and subsequent vintages	857,338	512,045	—	1,369,383	14%
Other low loan balances	1,205,643	—	—	1,205,643	12%
Low FICO	661,600	—	—	661,600	7%
2006 and subsequent vintages - discount	250,020	321,656	65,807	637,483	6%
Seasoned (2005 and prior vintages)	257,594	105,156	144,524	507,274	5%
Pre-pay lock-out or penalty-based	498,922	5,646	—	504,568	5%
Total	$8,879,422	$944,503	$210,331	$10,034,256	100%

	As of December 31, 2013
	Agency RMBS AFS		Agency Derivatives	Total Agency RMBS
(dollars in thousands)	Fixed Rate	Hybrid ARMs
Home equity conversion mortgages	$1,792,937	$—	$—	$1,792,937	19%
$85K Max Pools	1,313,097	—	—	1,313,097	14%
High LTV (predominantly MHA)	2,319,464	—	—	2,319,464	24%
2006 and subsequent vintages	872,334	519,047	—	1,391,381	14%
Other low loan balances	505,565	—	—	505,565	5%
Low FICO	679,336	—	—	679,336	7%
2006 and subsequent vintages - discount	241,710	370,699	70,288	682,697	7%
Seasoned (2005 and prior vintages)	270,549	110,324	148,221	529,094	5%
Pre-pay lock-out or penalty-based	495,796	6,551	—	502,347	5%
Total	$8,490,788	$1,006,621	$218,509	$9,715,918	100%

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
The following tables provide discount information on our non-Agency RMBS portfolio:

	As of March 31, 2014
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$3,470,162	$632,871	$320,583	$4,423,616
Unamortized discount
Designated credit reserve	(1,090,188)	(106,610)	—	(1,196,798)
Unamortized net discount	(604,687)	(145,951)	(313,164)	(1,063,802)
Amortized Cost	$1,775,287	$380,310	$7,419	$2,163,016

	As of December 31, 2013
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$3,496,359	$644,636	$333,358	$4,474,353
Unamortized discount
Designated credit reserve	(1,124,838)	(109,611)	—	(1,234,449)
Unamortized net discount	(594,726)	(151,187)	(325,646)	(1,071,559)
Amortized Cost	$1,776,795	$383,838	$7,712	$2,168,345

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
As of March 31, 2014, we had entered into repurchase agreements with 26 counterparties, 22 of which had outstanding balances at March 31, 2014, including two facilities that provide short-term financing for our mortgage loan collateral with outstanding balances at March 31, 2014. In addition, we held both short- and long-term secured advances from the FHLB at March 31, 2014. As of March 31, 2014, we had a total consolidated debt to equity ratio of 3.4 times. As of March 31, 2014, we had $1.5 billion in cash and cash equivalents, approximately $62.4 million of unpledged Agency securities and derivatives and $45.2 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity on our unpledged RMBS of approximately $78.7 million. We also had approximately $14.2 million of unpledged prime nonconforming residential mortgage loans and $15.9 million of unpledged CSL and an overall estimated unused borrowing capacity on unpledged mortgage loans held-for-sale of approximately $21.5 million. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than if we carried a higher leverage. Additionally, in January 2014 the Basel Committee announced it would loosen its leverage ratio definition for banks, which we believe may dispel any concern of increased volatility in the securities financing market in the near term. We will continue to monitor these and other regulatory and policy activities closely.
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

Summary of Results of Operations and Financial Condition
Our reported GAAP net loss attributable to common stockholders was $29.1 million ($(0.08) per diluted weighted share) for the three months ended March 31, 2014 as compared to net income of $143.7 million ($0.47 per diluted weighted share) for the three months ended March 31, 2013.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of securities do not impact our GAAP or taxable income but are recognized on our balance sheet as a change in stockholders’ equity under “accumulated other comprehensive income.” As a result of this fair value accounting through stockholders’ equity, we expect our net income to have less significant fluctuations and result in less GAAP to taxable income timing differences, than if the portfolio were accounted as trading instruments. For the three months ended March 31, 2014 and 2013, net unrealized gains on available-for-sale securities recognized as other comprehensive income were $181.7 million and $104.3 million, respectively, which resulted in comprehensive income of $152.6 million for the three months ended March 31, 2014 as compared to $248.0 million for the three months ended March 31, 2013.
On March 17, 2014, we declared a cash dividend of $0.26 per diluted share. Our GAAP book value per diluted common share was $10.71 at March 31, 2014, an increase from $10.56 book value per diluted common share at December 31, 2013. During this three month period, we recognized an increase in accumulated other comprehensive income due to net unrealized gains on available-for-sale securities of $181.7 million driving the overall increase in book value, which was offset by cash dividends declared of $95.2 million.

The following tables present the components of our comprehensive income for the three months ended March 31, 2014 and 2013:

(in thousands, except share data)	Three Months Ended
Income Statement Data:	March 31,
	2014	2013
Interest income:	(unaudited)
Available-for-sale securities	$123,913	$130,292
Trading securities	1,926	1,264
Mortgage loans held-for-sale	4,586	1,318
Mortgage loans held-for-investment in securitization trusts	7,893	1,654
Cash and cash equivalents	217	307
Total interest income	138,535	134,835
Interest expense:
Repurchase agreements	20,572	23,018
Collateralized borrowings in securitization trusts	5,353	818
Federal Home Loan Bank advances	153	—
Total interest expense	26,078	23,836
Net interest income	112,457	110,999
Other-than-temporary impairment losses	(212)	(236)
Other income:
(Loss) gain on investment securities	(38,655)	26,968
(Loss) gain on interest rate swap and swaption agreements	(105,528)	18,972
Gain (loss) on other derivative instruments	5,801	(16,662)
(Loss) gain on mortgage loans held-for-sale	(3,181)	14,323
Servicing income	30,441	—
Loss on servicing asset	(32,760)	—
Other income	460	6,289
Total other (loss) income	(143,422)	49,890
Expenses:
Management fees	12,111	4,761
Securitization deal costs	—	2,028
Servicing expenses	5,225	31
Other operating expenses	14,534	6,530
Total expenses	31,870	13,350
(Loss) income from continuing operations before income taxes	(63,047)	147,303
(Benefit from) provision for income taxes	(33,902)	4,964
Net (loss) income from continuing operations	(29,145)	142,339
Income from discontinued operations	—	1,377
Net (loss) income attributable to common stockholders	$(29,145)	$143,716

(in thousands)	Three Months Ended
Income Statement Data:	March 31,
	2014	2013
	(unaudited)
Basic (loss) earnings per weighted average share:
Continuing operations	$(0.08)	$0.47
Discontinued operations	—	—
Net (loss) income	$(0.08)	$0.47
Diluted (loss) earnings per weighted average share:
Continuing operations	$(0.08)	$0.47
Discontinued operations	—	—
Net (loss) income	$(0.08)	$0.47
Dividends declared per share	$0.26	$0.32
Weighted average number of shares of common stock:
Basic	365,611,890	305,284,922
Diluted	365,611,890	306,963,711
Comprehensive income:
Net (loss) income	$(29,145)	$143,716
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	181,735	104,252
Other comprehensive income	181,735	104,252
Comprehensive income	$152,590	$247,968

(in thousands)	March 31, 2014	December 31, 2013
Balance Sheet Data:
	(unaudited)

Available-for-sale securities	$12,634,056	$12,256,727
Total assets	$17,425,798	$17,173,862
Repurchase agreements	$12,021,177	$12,250,450
Total stockholders’ equity	$3,919,004	$3,854,995

Results of Operations
The following analysis focuses on the results generated during the three months ended March 31, 2014 and 2013.
Interest Income and Average Portfolio Yield
For the three months ended March 31, 2014 and 2013, we recognized $123.9 million and $130.3 million, respectively, of interest income from our Agency and non-Agency RMBS AFS portfolio. Our RMBS AFS portfolio’s average amortized cost of securities was approximately $11.8 billion and $13.3 billion for the three months ended March 31, 2014 and 2013, resulting in an annualized net yield of approximately 4.2% and 3.9%, respectively.
For the three months ended March 31, 2014 and 2013, we recognized $31.8 million and $38.1 million, respectively, of net premium amortization on our Agency RMBS AFS, including our interest-only securities. This resulted in an overall net asset yield of approximately 3.1% and 2.9%, respectively, excluding Agency Derivatives. For the three months ended March 31, 2014 and 2013, we recognized $31.8 million and $35.3 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 9.1% and 9.2%, respectively. The general increase in gross and net yields from first quarter 2013 was predominantly driven by slower prepayments on premium-priced RMBS and interest-only products due to higher interest rates that prevailed during the quarter.

The following tables present the components of the net yield earned by investment type on our RMBS AFS portfolio as a percentage of our average amortized cost of securities (ratios for the periods have been annualized):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Agency	Non-Agency	Consolidated	Agency	Non-Agency	Consolidated
Gross Yield/Stated Coupon	4.4%	3.2%	4.2%	4.2%	2.8%	4.0%
Net (Premium Amortization)/Discount Accretion	(1.3)%	5.9%	—%	(1.3)%	6.4%	(0.1)%
Net Yield (1)	3.1%	9.1%	4.2%	2.9%	9.2%	3.9%
____________________

(1)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following tables provide the components of interest income and net asset yield by investment type on our RMBS AFS portfolio:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average amortized cost	$9,683,320	$2,153,308	$11,836,628	$11,072,492	$2,228,024	$13,300,516
Coupon interest	106,862	17,025	123,887	117,360	15,734	133,094
Net (premium amortization)/discount accretion	(31,805)	31,831	26	(38,092)	35,290	(2,802)
Interest income	$75,057	$48,856	$123,913	$79,268	$51,024	$130,292
Net asset yield	3.1%	9.1%	4.2%	2.9%	9.2%	3.9%

For the three months ended March 31, 2014 and 2013, we recognized $1.9 million and $1.3 million of interest income, respectively, associated with our trading U.S. Treasuries, or approximately 0.8% and 0.5% annualized net yield on average amortized cost. Additionally, for the three months ended March 31, 2014 and 2013, we recognized $4.6 million and $1.3 million of interest income, respectively, associated with our mortgage loans held-for-sale, or approximately 3.9% and 5.7% annualized net yield on average carrying value. For the three months ended March 31, 2014, we also recognized $7.9 million and $1.7 million of interest income associated with our mortgage loans held-for-investment in securitization trusts, or approximately 3.9% and 4.1% annualized net yield on average carrying value. The increase in interest income on mortgage loans held-for-sale and mortgage loans held-for-investment in securitization trusts from first quarter 2013 is the result of a large increase in the unpaid principal balance held.
Interest Expense and the Cost of Funds
For the three months ended March 31, 2014 and 2013, we recognized $18.8 million and $21.6 million, respectively, in interest expense on our borrowed funds collateralized by RMBS AFS. For the same three month periods, our average outstanding balance under repurchase agreements and FHLB advances to fund RMBS AFS was approximately $10.9 billion and $12.0 billion, respectively. The average cost of funds, excluding interest spread expense associated with interest rate swaps, for the three months ended March 31, 2014 and 2013, was 0.7% for both periods. Due to the rising rate environment, we reduced leverage on our Agency RMBS AFS and held a higher amount of cash on hand in order to protect stockholders’ equity from a near term widening of spreads and rates in the marketplace, resulting in a decrease in interest expense on our borrowed funds collateralized by RMBS AFS for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.
For the three months ended March 31, 2014 and 2013, we recognized $0.6 million and $1.1 million, respectively, of interest expense associated with the financing of our U.S. Treasuries and Agency Derivatives, or an average cost of funds of approximately 0.2% and 0.4%. Additionally, for the three months ended March 31, 2014 and 2013, we recognized $1.4 million and $0.2 million, respectively, of interest expense associated with the financing of our mortgage loans held-for-sale, or an average cost of funds of approximately 2.9% and 2.4%. For the three months ended March 31, 2014 and 2013, we also recognized $5.4 million and $0.8 million, respectively, of interest expense associated with the financing of our mortgage loans held-for-investment in securitization trusts, or an average cost of funds of approximately 3.1% and 2.2%. The increase in interest expense associated with the financing of mortgage loans held-for-sale and mortgage loans held-for-investment from first quarter 2013 is the result of an increase in the outstanding balance under repurchase agreements and collateralized borrowings in securitization trusts, respectively. The funds borrowed as of March 31, 2014, resulted in a total consolidated debt-to-equity ratio of 3.4:1.0, which is consistent with the overall debt-to-equity ratio as of March 31, 2013 of 3.4:1.0.
Net Interest Income
For the three months ended March 31, 2014 and 2013, net interest income on our RMBS AFS portfolio was $105.1 million and $108.6 million, respectively, resulting in a net interest spread of approximately 3.5% and 3.2%, respectively. The increase in net interest spread across comparative periods was predominantly driven by slower prepayments due to the rising interest rate environment.
The following table provides the interest income and expense incurred in the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(dollars in thousands)	Agency(1)	Non-Agency	Total	Agency(1)	Non-Agency	Total
Average available-for-sale securities held (2)	$9,683,320	$2,153,308	$11,836,628	$11,072,492	$2,228,024	$13,300,516
Total interest income	$75,057	$48,856	$123,913	$79,268	$51,024	$130,292
Yield on average investment securities	3.1%	9.1%	4.2%	2.9%	9.2%	3.9%
Average balance of borrowings	$9,053,513	$1,855,007	$10,908,520	$10,728,233	$1,294,596	$12,022,829
Total interest expense (3) (4)	$9,796	$8,996	$18,792	$13,830	$7,815	$21,645
Average cost of funds (4)	0.4%	1.9%	0.7%	0.5%	2.4%	0.7%
Net interest income	$65,261	$39,860	$105,121	$65,438	$43,209	$108,647
Net interest rate spread	2.7%	7.2%	3.5%	2.4%	6.8%	3.2%
____________________

(1)	Excludes Agency Derivatives. For the three months ended March 31, 2014 and 2013, our average annualized yield on our Agency RMBS, including Agency Derivatives, was 3.3% and 2.9%, respectively.

(2)	Excludes change in realized and unrealized gains/(losses).

(3)	Cost of funds by investment type is based on the underlying investment type of the RMBS assigned as collateral.

(4)
Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive income. For the three months ended March 31, 2014 and 2013, our average cost of funds, including interest spread expense associated with interest rate swaps and including Agency Derivatives (see footnote 1 above), was 1.2% and 1.1%, respectively.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For both the three months ended March 31, 2014 and 2013, we recognized $0.2 million of OTTI losses. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 5 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements.
(Loss) Gain on Investment Securities
During the three months ended March 31, 2014 and 2013, we sold AFS securities for $814.9 million and $796.7 million with an amortized cost of $853.7 million and $777.7 million, for net realized losses of $38.8 million and net realized gains of $18.9 million, respectively. We also sold U.S. Treasuries for $98.6 million with an amortized cost of $98.2 million, for a net realized gain of $0.4 million for the three months ended March 31, 2014. We did not sell any U.S. Treasuries during the three months ended March 31, 2013. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that our management believes have higher risk-adjusted returns.
For the three months ended March 31, 2014 and 2013, trading securities experienced a change in unrealized losses of $0.2 million and $17,133, respectively. The decrease from first quarter 2013 was due primarily to the realization of gains on trading securities sold during the three months ended March 31, 2014.
On March 18, 2013, we declared a special dividend pursuant to which we distributed 17,824,647 shares of Silver Bay common stock, on a pro rata basis, to our stockholders of record as of April 2, 2013. As a result, the unrealized gain of $7.8 million included in (loss) gain on investment securities on the condensed consolidated statement of comprehensive income for the three months ended March 31, 2013 represents the change in unrealized gain for the period from December 31, 2012 to declaration date, March 18, 2013. The remaining change in unrealized gain for the period from March 18, 2013 to March 31, 2013 was recognized as an adjustment to the dividend payable at March 31, 2013. Also included in (loss) gain on investment securities for the three months ended March 31, 2013 is $0.2 million in dividend income from Silver Bay’s $0.01 per share dividend declared on March 21, 2013. The special dividend of Silver Bay common stock was distributed on or about April 24, 2013.
(Loss) Gain on Interest Rate Swap and Swaption Agreements
For the three months ended March 31, 2014 and 2013, we recognized $13.8 million and $14.0 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from generally paying a fixed interest rate on an average $19.2 billion and $14.9 billion notional for the three months ended March 31, 2014 and 2013, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements, funding costs, and macro-financing risk and generally receiving LIBOR interest.
During the three months ended March 31, 2014 and 2013, we terminated, had agreements mature or had options expire on seven and 69 interest rate swap and swaption positions of $3.0 billion and $8.2 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $0.9 million and $17.2 million in full settlement of our net interest spread liability and recognized $1.2 million and $58.7 million in realized losses on the swaps and swaptions for the three months ended March 31, 2014 and 2013, respectively, including early termination penalties. We elected to terminate certain swaps during these periods to reduce our cost of financing and align with our investment portfolio.
Also included in our financial results for the three months ended March 31, 2014 and 2013, was the recognition of a change in unrealized valuation losses of $90.5 million and gains of $91.7 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. The change in fair value of interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three months ended March 31, 2014, while the change in fair value of interest rate swaps during the three months ended March 31, 2013 was primarily due to the realization of losses on interest rates swaps unwound. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains are generally offset by unrealized losses in our Agency RMBS AFS portfolio, which are recorded directly to stockholders’ equity through other comprehensive income.
The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

(in thousands)	Three Months Ended March 31,
	2014	2013
Net interest spread	$(13,836)	$(14,016)
Early termination and option expiration losses	(1,240)	(58,692)
Change in unrealized (loss) gain on interest rate swap and swaption agreements, at fair value	(90,452)	91,680
(Loss) gain on interest rate swap and swaption agreements	$(105,528)	$18,972

Gain (Loss) on Other Derivative Instruments
Included in our financial results for the three months ended March 31, 2014 and 2013, was the recognition of $5.8 million of gains and $16.7 million of losses, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs, put and call options for TBAs, constant maturity swaps, total return swaps and inverse interest-only securities. Included within the results for the three months ended March 31, 2014 and 2013, we recognized $7.0 million and $4.4 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $219.8 million and $283.6 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. As these derivative instruments are considered trading instruments, our financial results include both realized and unrealized gains (losses) associated with these instruments.
(Loss) Gain on Mortgage Loans Held-for-Sale
For the three months ended March 31, 2014 and 2013, we recorded losses of $3.2 million and gains of $14.3 million, respectively, on mortgage loans held-for-sale. Included within the results for the three months ended March 31, 2014 and 2013, we recognized losses of $2.8 million and gains of $14.0 million, respectively, on mortgage loans held-for-sale and losses of $0.4 million and gains of $0.3 million on commitments to purchase mortgage loans held-for-sale for the three months ended March 31, 2014 and 2013, respectively. The losses recorded on mortgage loans held-for-sale during the three months ended March 31, 2014, as compared to the gains recorded during the three months ended March 31, 2013, were due primarily to the rising rate environment.
Servicing Income
For the three months ended March 31, 2014, we recognized total servicing income of $30.4 million. This includes servicing and ancillary fee income of $29.9 million and $0.6 million, respectively. Because we purchased our first MSR during the second quarter of 2013, we did not recognize any servicing income during the three months ended March 31, 2013.

Loss on Servicing Asset
For the three months ended March 31, 2014, loss on servicing asset of $32.8 million includes a decrease in fair value of MSR due to realization of cash flows of $12.5 million (runoff) and a decrease in fair value of MSR due to changes in valuation inputs or assumptions of $20.2 million. The decrease in fair value due to changes in valuation inputs or assumptions was driven by lower mortgage interest rates and also by a flattening of the yield curve during the quarter, resulting in a faster projection of future prepayments. Because we purchased our first MSR during the second quarter of 2013, we did not recognize any gains or losses on servicing assets during the three months ended March 31, 2013.
Other Income
For the three months ended March 31, 2014 and 2013, we recorded other income of $0.5 million and $6.3 million, which includes $2.0 million in gains and $8.0 million in losses, respectively, on mortgage loans held-for-investment in securitization trusts and $1.7 million in losses and $14.3 million in gains, respectively, on collateralized borrowings in securitization trusts. Also included in other income for the three months ended March 31, 2014 is other mortgage loan revenue of $0.2 million.
Management Fees
We incurred management fees of $12.1 million and $9.1 million for the three months ended March 31, 2014 and 2013, respectively, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement. However, these fees were reduced by $4.3 million, on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2013, in accordance with the contribution transaction entered into with Silver Bay. See further discussion of the management fee calculation as well as this adjustment in Note 24 - Related Party Transactions of the notes to the condensed consolidated financial statements.
Securitization Deal Costs
For the three months ended March 31, 2013, we recognized $2.0 million in upfront costs related to the subordinated debt and excess servicing rights acquired from a securitization trust issued by a third party, which was paid upon settlement of the acquisitions. These costs are included when evaluating the economics of a securitization; however, the election of the fair value option for the assets and liabilities held in the securitization trusts requires the expense to be recognized upfront on the condensed consolidated statements of comprehensive income. Because we did not participate in any securitization deals during the three months ended March 31, 2014, we did not incur any securitization deal costs.
Servicing Expenses
For the three months ended March 31, 2014 and 2013, we recognized $5.2 million and $31,028, respectively, in servicing expenses generally related to the subservicing of mortgage loans held-for-sale and MSR. Because we purchased our first MSR during the second quarter of 2013, the servicing expenses recognized during the three months ended March 31, 2013 relate solely to the subservicing of mortgage loans held-for-sale.
Other Operating Expenses
For the three months ended March 31, 2014 and 2013, we recognized $14.5 million and $6.5 million, respectively, of other operating expenses, which represents an annualized expense ratio of 1.5% and 0.7% of average equity. The increase of our operating expense ratio resulted primarily from an increase in expenses related to the personnel and infrastructure to support mortgage loan and MSR activities.
Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three months ended March 31, 2014 and 2013, these direct and allocated costs totaled approximately $3.2 million and $1.9 million, respectively. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer and general counsel of $1.1 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement. Equity based compensation expense for the three months ended March 31, 2014 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Plan (see discussion in Note 20 - Equity Incentive Plan), including our chief executive officer, chief investment officer, principal financial officer and general counsel of $1.9 million.
We have established an accounts payable function and direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services and proprietary technology, but most of our expenses with third-party vendors are paid directly by us.
Income Taxes
During the three months ended March 31, 2014, our TRSs recognized a benefit from income taxes of $33.9 million, which was primarily due to losses incurred on derivative instruments held in our TRSs. During the three months ended March 31, 2013, our TRSs recognized a provision for income taxes of $5.0 million, which was primarily due to income generated from derivative instruments held in our TRSs. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.

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
The table below summarizes certain characteristics of our Agency RMBS AFS securities at March 31, 2014:

	March 31, 2014
(dollars in thousands, except purchase price)	Principal/Current Face	Net (Discount)/ Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$8,030,891	$630,877	$8,661,768	$98,572	$(145,455)	$8,614,885	4.51%	$109.09
Hybrid/ARM	928,146	6,738	934,884	9,679	(60)	944,503	2.54%	$100.97
Total P&I Securities	8,959,037	637,615	9,596,652	108,251	(145,515)	9,559,388	4.31%	$108.29
Interest-only securities
Fixed	482,927	(433,518)	49,409	14,706	(111)	64,004	4.33%	$14.52
Fixed Other (1)	2,656,869	(2,458,360)	198,509	8,810	(6,786)	200,533	1.62%	$8.84
Total	$12,098,833	$(2,254,263)	$9,844,570	$131,767	$(152,412)	$9,823,925
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

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of March 31, 2014, on an annualized basis, was 6.2%.
The following table summarizes the number of months until the next re-set for our floating or adjustable rate Agency RMBS AFS mortgage portfolio at March 31, 2014:

(in thousands)	Carrying Value
0-12 months	$141,176
13-36 months	3,066
37-60 months	1,719
61-84 months	798,542
Greater than 84 months	—
Total	$944,503

Non-Agency RMBS
Our non-Agency RMBS portfolio is comprised of senior and mezzanine tranches of mortgage-backed securities, and excludes the retained interests from our on-balance sheet securitizations, as they are eliminated in consolidation in accordance with U.S. GAAP. The following table provides investment information on our non-Agency RMBS as of March 31, 2014:

	As of March 31, 2014
(in thousands)	Principal/current face	Accretable purchase discount	Credit reserve purchase discount	Amortized cost	Unrealized gain	Unrealized loss	Carrying value
Principal and interest securities:
Senior	$3,470,162	$(604,687)	$(1,090,188)	$1,775,287	$554,710	$(1,924)	$2,328,073
Mezzanine	632,871	(145,951)	(106,610)	380,310	95,008	(1,494)	473,824
Total P&I Securities	4,103,033	(750,638)	(1,196,798)	2,155,597	649,718	(3,418)	2,801,897
Interest-only securities	320,583	(313,164)	—	7,419	815	—	8,234
Total	$4,423,616	$(1,063,802)	$(1,196,798)	$2,163,016	$650,533	$(3,418)	$2,810,131

The majority of our non-Agency RMBS were rated at March 31, 2014. Note that credit ratings are based on the par value of the non-Agency RMBS, whereas the distressed non-Agency RMBS assets in our portfolio were acquired at a heavily discounted price. The following table summarizes the credit ratings of our non-Agency RMBS portfolio as of March 31, 2014:

March 31, 2014
AAA	0.6%
AA	—%
A	—%
BBB	0.1%
BB	0.3%
B	4.3%
Below B	87.4%
Not rated	7.3%
Total	100.0%

Our non-Agency RMBS portfolio balance has decreased slightly since March 31, 2013. Additionally, our allocation of non-Agency RMBS to subprime securities has decreased only marginally from 86.8% at March 31, 2013 to 82.9% at March 31, 2014. As a result, our designated credit reserve as a percentage of total discount and total face value has remained relatively constant (as disclosed in Note 5 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements). When focused on principal and interest securities, from March 31, 2013 to March 31, 2014, our designated credit reserve as a percentage of total discount increased minimally from 60.1% to 61.5% and our designated credit reserve as a percentage of total face value decreased slightly from 29.2% to 27.1%. As our allocation of non-Agency RMBS to subprime securities has remained relatively stable over the period from March 31, 2013 to March 31, 2014, we believe these comparable portfolio metrics are reflective of our consistent investment profile, regardless of portfolio size.
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

The following tables present certain information detailed by investment type and their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at March 31, 2014:

	At March 31, 2014
Non-Agency Principal and Interest (P&I) RMBS Characteristics	Senior Bonds	Mezzanine Bonds	Total P&I Bonds
Carrying Value (in thousands)	$2,328,073	$473,824	$2,801,897
% of Non-Agency Portfolio	83.1%	16.9%	100.0%
Average Purchase Price (1)	$52.06	$59.20	$53.27
Average Coupon	2.3%	1.7%	2.2%
Average Fixed Coupon	5.3%	5.6%	5.3%
Average Floating Coupon	1.8%	1.4%	1.7%
Average Hybrid Coupon	5.3%	—%	5.3%
Collateral Attributes
Avg Loan Age (months)	88	102	90
Avg Loan Size (in thousands)	$258	$202	$249
Avg Original Loan-to-Value	72.2%	71.7%	72.1%
Avg Original FICO (2)	616	648	621
Current Performance
60+ day delinquencies	31.8%	26.1%	30.8%
Average Credit Enhancement (3)	8.6%	20.3%	10.6%
3-Month CPR (4)	3.0%	5.2%	3.4%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total non-Agency RMBS, excluding our non-Agency interest-only portfolio, would be $47.75, $56.56, and $49.11, respectively, at March 31, 2014.

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

	March 31, 2014
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Prime	$104,709	4.5%	$49,589	10.5%	$154,298	5.5%
Alt-A	81,109	3.5%	24,751	5.2%	105,860	3.8%
POA	207,402	8.9%	10,568	2.2%	217,970	7.8%
Subprime	1,934,853	83.1%	388,916	82.1%	2,323,769	82.9%
	$2,328,073	100.0%	$473,824	100.0%	$2,801,897	100.0%

	March 31, 2014
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Coupon Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$319,196	13.7%	$34,842	7.4%	$354,038	12.6%
Hybrid or Floating	2,008,877	86.3%	438,982	92.6%	2,447,859	87.4%
	$2,328,073	100.0%	$473,824	100.0%	$2,801,897	100.0%

	March 31, 2014
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Origination Year	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
2006+	$1,941,235	83.4%	$73,718	15.6%	$2,014,953	71.9%
2002-2005	383,080	16.5%	392,708	82.9%	775,788	27.7%
Pre-2002	3,758	0.1%	7,398	1.5%	11,156	0.4%
	$2,328,073	100.0%	$473,824	100.0%	$2,801,897	100.0%

Trading Securities, at Fair Value
We hold U.S. Treasuries in a TRS and classify these securities as trading instruments due to short-term investment objectives. As of March 31, 2014, we held U.S. Treasuries with an amortized cost of $996.5 million and a fair value of $1.0 billion classified as trading securities. The unrealized gains included within trading securities were $3.8 million as of March 31, 2014.
Mortgage Loans Held-for-Sale, at Fair Value
In late 2011, we began acquiring prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions with whom we have chosen to build strategic relationships, including those with a nationwide presence. As of March 31, 2014, we held prime nonconforming residential mortgage loans with a carrying value of $140.9 million and had outstanding purchase commitments to acquire an additional $153.6 million of mortgage loans, subject to fallout if the loans did not close. Our intention in the future is to securitize these loans and/or exit through a whole loan sale.
In early 2013, we began acquiring CSL, which are loans that are currently performing, but where the borrower has previously experienced payment delinquencies and is more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default than on newly originated mortgage loans. We subsequently sold substantially all of our CSL portfolio during the first quarter of 2014. As of March 31, 2014, we had CSL with a carrying value of $20.1 million remaining.
The following table presents our mortgage loans held-for-sale portfolio by loan type as of March 31, 2014:

	March 31, 2014
(in thousands)	Unpaid Principal Balance	Fair Value - Purchase Price	Fair Value - Unrealized	Carrying Value
Prime nonconforming residential mortgage loans	$143,563	$1,146	$(3,785)	$140,924
Credit sensitive residential mortgage loans	29,730	(6,979)	(2,654)	20,097
Mortgage loans held-for-sale	$173,293	$(5,833)	$(6,439)	$161,021

Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
During 2013,we purchased subordinated debt and excess servicing rights from two securitization trusts, one sponsored by a third party and one sponsored by a subsidiary of the company. The underlying residential mortgage loans held at the trusts, which are consolidated on our condensed consolidated balance sheet, are classified as mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the Condensed Consolidated Financial Statements for additional information regarding consolidation of the securitization trusts. As of March 31, 2014 the mortgage loans held-for-investment in securitization trusts had a carrying value of $781.1 million.
Mortgage Servicing Rights, at Fair Value
On April 30, 2013, one of our wholly owned subsidiaries acquired a company that has approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSR. The MSR acquired in conjunction with this acquisition and those subsequently purchased represent the right to service mortgage loans. We do not originate or directly service mortgage loans, and instead contract with fully licensed subservicers to handle all servicing functions for the loans underlying our MSR. As of March 31, 2014 our MSR had a fair market value of $476.7 million.

As of March 31, 2014, our MSR portfolio included approximately 207,000 loans with unpaid principal balance of approximately $41.6 billion. The following table summarizes certain characteristics of the loans underlying our MSR at March 31, 2014:

	At March 31, 2014
	Government Loans (1)	Conventional Loans (2)	Total
Unpaid principal balance (in thousands)	$13,673,896	$27,922,360	$41,596,256
Number of loans	84,254	122,771	207,025
Average Coupon	4.3%	3.7%	3.9%
Avg Loan Age (months)	33	18	23
Avg Loan Size (in thousands)	$162	$227	$201
Avg Original Loan-to-Value	93.8%	65.7%	75.0%
Avg Original FICO	705	754	738
60+ day delinquencies	3.0%	0.1%	1.0%
3-Month CPR	8.0%	4.8%	5.9%
____________________

(1)	Includes loans issued by Ginnie Mae.

(2)	Includes loans issued by Fannie Mae, Freddie Mac or private investors.

Repurchase Agreements
Our borrowings consist primarily of repurchase agreements collateralized by our pledge of AFS and trading securities, derivative instruments, mortgage loans and certain cash balances. Substantially all of our Agency RMBS AFS are currently pledged as collateral, and the majority of our non-Agency RMBS have been pledged, either through repurchase agreements or FHLB advances. As of March 31, 2014, our debt-to-equity ratio was 3.4:1.0, including the debt collateralized by our U.S. Treasuries, residential mortgage loans and Agency Derivatives. Including FHLB advances, our debt-to-equity ratio for all RMBS, mortgage loans held-for-sale and Agency Derivatives was 2.9:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
As of March 31, 2014, the term to maturity of our borrowings ranged from one day to over 38 months. The weighted average original term to maturity of our borrowings collateralized by RMBS and mortgage loans was 84 days at March 31, 2014. At March 31, 2014, the weighted average cost of funds for all our repurchase agreements was 0.64%.

(dollars in thousands)	March 31, 2014			December 31, 2013
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
U.S. Treasuries	$996,250	0.09%	0.5%	$997,500	0.03%	0.5%
Agency RMBS	8,968,708	0.41%	5.7%	9,109,510	0.46%	5.9%
Non-Agency RMBS (1)	1,802,594	1.96%	33.2%	1,829,709	2.01%	32.6%
Agency Derivatives	157,397	1.04%	27.3%	166,438	1.05%	27.2%
Mortgage loans held-for-sale	96,228	2.55%	17.2%	147,293	2.85%	23.9%
Total	$12,021,177	0.64%	9.7%	$12,250,450	0.69%	9.9%
____________________

(1)	Includes repurchase agreements collateralized by retained interests from the Company’s on-balance sheet securitizations which are eliminated in consolidation in accordance with U.S. GAAP.

Collateralized Borrowings in Securitization Trusts, at Fair Value
During 2013,we purchased subordinated debt and excess servicing rights from two securitization trusts, one sponsored by a third party and one sponsored by a subsidiary of ours. The underlying debt held at the trusts, which are consolidated on our condensed consolidated balance sheet, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the Condensed Consolidated Financial Statements for additional information regarding consolidation of the securitization trusts. As of March 31, 2014, the collateralized borrowings in securitization trusts had a carrying value of $659.0 million with a weighted average interest rate of 2.7%. The stated maturity dates for all collateralized borrowings are greater than five years from March 31, 2014.
Federal Home Loan Bank of Des Moines Advances
In December 2013, our wholly owned subsidiary, TH Insurance Holdings, was accepted for membership in the FHLB. As a member of the FHLB, TH Insurance Holdings has access to a variety of products and services offered by the FHLB, including secured advances. As of March 31, 2014, TH Insurance Holdings had $464.5 million in outstanding secured advances and had an additional $535.5 million of available uncommitted credit for borrowings, which amount may be adjusted at the sole discretion of the FHLB.
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
As of March 31, 2014, the weighted average term to maturity of our FHLB advances was 33 months, ranging from 135 days to approximately 36 months. The weighted average cost of funds for our advances was 0.4% at March 31, 2014.
The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of repurchase agreements and FHLB advances for the three months ended March 31, 2014, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average Repurchase and FHLB Advance Balances (1)	End of Period Balance Repurchase Agreements and FHLB Advances (1)	Maximum Balance of Any Month-End for Repurchase Agreements and FHLB Advances (1)	Repurchase Agreements and FHLB Advances to Equity Ratio
For the Three Months Ended March 31, 2014	$11,254,004	$11,489,403	$11,489,403	2.9	:1.0	(2)
For the Three Months Ended December 31, 2013	$11,268,720	$11,252,950	$11,389,908	2.9	:1.0	(2)
For the Three Months Ended September 30, 2013	$11,239,808	$11,155,815	$11,155,815	3.0	:1.0	(3)
For the Three Months Ended June 30, 2013	$13,362,585	$13,903,155	$13,903,155	3.6	:1.0	(3)
For the Three Months Ended March 31, 2013	$12,287,326	$12,439,565	$12,460,525	3.1	:1.0	(4)
____________________

(1)
Includes repurchase agreements and FHLB advances collateralized by RMBS, residential mortgage loans held-for-sale and Agency Derivatives and excludes repurchase agreements collateralized by U.S. Treasuries and collateralized borrowings in securitization trusts.

(2)
During the three months ended December 31, 2013 and March 31, 2014, we purchased $485.6 million and $1.3 million in MSR, respectively, which was entirely unlevered. We continue to believe low leverage is prudent given the risk profile in the market.

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

Equity
As of March 31, 2014, our stockholders’ equity was $3.9 billion and our diluted book value per share was $10.71. As of December 31, 2013, our stockholders’ equity was $3.9 billion and our diluted book value per share was $10.56.
The following table provides details of our changes in stockholders’ equity from December 31, 2013 to March 31, 2014:

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Book Value Per Diluted Share (2)
Stockholders' equity at December 31, 2013	$3,855.0	364.9	$10.56
GAAP net income:
Core Earnings, net of tax expense of $1.8 million (1)	88.2
Realized gains and losses, net of tax expense of $1.5 million	(38.6)
Unrealized mark-to-market gains and losses, net of tax benefit of $37.2 million	(78.7)
Total GAAP net income	(29.1)
Other comprehensive income	181.7
Dividend declaration	(95.2)
Other	6.5	1.1
Balance before capital transactions	3,918.9	366.0
Repurchase of common stock	—	—
Issuance of common stock, net of offering costs	0.1	—
Stockholders' equity at March 31, 2014	$3,919.0	366.0	$10.71
____________________

(1)
Core Earnings is a non-GAAP measure that we define as GAAP net income, excluding impairment losses, gains or losses on sales of securities and termination of interest rate swaps, unrealized gains or losses on the aggregate portfolio, certain non-recurring gains and losses related to discontinued operations and amortization of business combination intangible assets, and certain non-recurring upfront costs related to securitization transactions. As defined, Core Earnings includes interest income associated with our Agency Derivatives, premium income or loss on credit default swaps and servicing income, net of estimated amortization on MSR. Core Earnings is provided for purposes of comparability to other peer issuers.

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
As of March 31, 2014, we held $1.5 billion in cash and cash equivalents available to support our operations, $15.5 billion of AFS, trading securities, mortgage loans held-for-sale, mortgage loans held-for-investment in securitization trusts, MSR and derivative assets held at fair value, and $13.1 billion of outstanding debt in the form of repurchase agreements, collateralized borrowings in securitization trusts and FHLB advances. During the three months ended March 31, 2014, our debt-to-equity ratio increased from 3.3:1.0 to 3.4:1.0, including monies borrowed to finance our investment in U.S. Treasuries, collateralized borrowings in securitization trusts and FHLB advances. Payables due to broker counterparties for unsettled securities purchases are not included in this calculation. However, at March 31, 2014, we did not have any such payables .The debt-to-equity ratio funding our RMBS AFS, mortgage loans held-for-sale, and Agency Derivatives remained constant at 2.9:1.0 as, during the three months ended March 31, 2014 we did not significantly adjust our leverage. We believe the debt-to-equity ratio funding our RMBS AFS, mortgage loans held-for-sale and Agency Derivatives is the most meaningful debt-to-equity measure as U.S. Treasuries are viewed to be highly liquid in nature and collateralized borrowings on mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity.

As of March 31, 2014, we had approximately $62.4 million of unpledged Agency RMBS AFS and Agency Derivatives and $45.2 million of unpledged non-Agency securities and an overall estimated unused borrowing capacity on unpledged RMBS of approximately $78.7 million. We also had approximately $14.2 million of unpledged prime nonconforming residential mortgage loans and $15.9 million of unpledged CSL and an overall estimated unused borrowing capacity on unpledged mortgage loans held-for-sale of approximately $21.5 million. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
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
As of March 31, 2014, we have master repurchase agreements in place with 26 counterparties, the majority of which are U.S. domiciled financial institutions, and we continue to evaluate further counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our counterparties (lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
The following table summarizes our repurchase agreements and counterparty geographical concentration at March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$7,019,586	$892,382	56.0%	$7,125,934	$889,018	52.9%
Europe (2)	3,794,712	635,718	39.9%	3,493,315	711,748	42.4%
Asia (2)	1,206,879	65,325	4.1%	1,631,201	79,657	4.7%
Total	$12,021,177	$1,593,425	100.0%	$12,250,450	$1,680,423	100.0%
____________________

(1)
Represents the net carrying value of the securities or mortgage loans sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases are not included in the amounts presented above. However, at March 31, 2014 and December 31, 2013, we did not have any such payables.

(2)	Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

In addition to our master repurchase agreements to fund RMBS, we have two facilities that provide short-term financing for our mortgage loan collateral during our aggregation period. An overview of the facilities is presented in the table below:

(dollars in thousands)
As of March 31, 2014
Expiration Date		Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
May 13, 2014	(1)	No	$93,496	$6,504	$100,000	Prime nonconforming residential mortgage loans
May 22, 2014	(2)	No	$2,732	$197,268	$200,000	Prime nonconforming residential mortgage loans
						Credit sensitive residential mortgage loans
____________________

(1)	The facility was extended to May 12, 2015 prior to this filing, and may be extended further pursuant to its terms.

(2)	The facility is set to mature on the stated expiration date, unless extended pursuant to its terms.

In December 2013, our wholly owned subsidiary, TH Insurance Holdings, was accepted for membership in the FHLB. As a member of the FHLB, TH Insurance Holdings has access to a variety of products and services offered by the FHLB, including secured advances. As of March 31, 2014, TH Insurance Holdings had $464.5 million in outstanding secured advances with a weighted average borrowing rate of 0.4%, and had an additional $535.5 million of available uncommitted credit for borrowings, which amount may be adjusted at the sole discretion of the FHLB.
We are subject to the following financial covenants under our lending agreements, as further detailed by the guaranty agreements we entered into in connection with these agreements. The following represents the most restrictive covenant calculations as of March 31, 2014 across these agreements:

(a)
As of the last business day of each calendar quarter, total indebtedness to net worth must be less than the specified threshold ratio in the repurchase agreement. As of March 31, 2014, our debt to net worth, as defined, was 3.2:1.0 while our threshold ratio, as defined, was 5.7:1.0.

(b)
As of the last business day of each calendar quarter, liquidity must be greater than $100 million and the aggregate amount of unrestricted cash or cash equivalents must be greater than $35 million. As of March 31, 2014, our liquidity, as defined, was $1.5 billion and our total unrestricted cash and cash equivalents, as defined, was $476.5 million.

(c)	As of the last business day of each calendar quarter, net worth must be greater than $1.75 billion. As of March 31, 2014, our net worth, as defined, was $3.9 billion.
We are also subject to financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements and FHLB advances.

(in thousands)	March 31, 2014	December 31, 2013
Available-for-sale securities, at fair value	$12,537,824	$12,295,302
Trading securities, at fair value	1,000,312	1,000,180
Mortgage loans held-for-sale, at fair value	130,898	200,839
Net economic interests in consolidated securitization trusts (1)	117,668	—
Cash and cash equivalents	15,000	15,000
Restricted cash	87,963	201,194
Due from counterparties	32,579	21,579
Derivative assets, at fair value	208,524	216,365
Total	$14,130,768	$13,950,459
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

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
We cannot predict the timing and impact of future sales of our assets, if any. Because many of our assets are financed with repurchase agreements and FHLB advances, and may be financed with credit facilities (including term loans and revolving facilities), a significant portion of the proceeds from sales of our assets (if any), prepayments and scheduled amortization are used to repay balances under these financing sources.
The following table provides the maturities of our repurchase agreements as of March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013
Within 30 days	$2,747,454	$3,831,917
30 to 59 days (1)	2,955,290	2,013,733
60 to 89 days	857,235	2,225,967
90 to 119 days	2,362,631	1,386,371
120 to 364 days	1,902,317	1,594,962
Open maturity (2)	996,250	997,500
One year and over (3)	200,000	200,000
Total	$12,021,177	$12,250,450
____________________

(1)	30 to 59 days includes the amounts outstanding under the uncommitted mortgage loan warehouse facilities.

(2)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(3)	One year and over includes repurchase agreements with maturity dates ranging from June 26, 2015 to June 27, 2017.

The following table provides the maturities of our FHLB advances as of March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013
≤ 3 months	$—	$—
> 3 and ≤ 6 months	2,500	—
> 6 and ≤ 12 months	33,738	—
> 12 and ≤ 24 months	—	—
> 24 months (1)	428,238	—
Total	$464,476	$—
____________________

(1)	Greater than 24 months includes FHLB advances with maturity dates ranging from January 17, 2017 to March 27, 2017.

For the three months ended March 31, 2014, our unrestricted cash balance increased to $1.5 billion from $1.0 billion at December 31, 2013. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the three months ended March 31, 2014, operating activities increased our cash balances by approximately $456.3 million, primarily driven by sales of mortgage loans held-for-sale.

•	Cash flows from investing activities. For the three months ended March 31, 2014, investing activities reduced our cash balances by approximately $194.2 million, primarily driven by purchases of RMBS.

•
Cash flows from financing activities. For the three months ended March 31, 2014, financing activities increased our cash balance by approximately $252.9 million, resulting from the proceeds from borrowings under FHLB advances to fund our RMBS portfolio.

Inflation
Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors impact our performance far more than does inflation. Our financial statements are prepared in accordance with U.S.GAAP and dividends are based upon net ordinary income and capital gains as calculated for tax purposes; in each case, our results of operations and reported assets, liabilities and equity are measured with reference to historical cost or fair value without considering inflation.

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
To reduce the risks to our portfolio, we employ portfolio-wide and security-specific risk measurement and management processes in our daily operations. PRCM Advisers and its affiliates’ risk management tools include software and services licensed or purchased from third parties and proprietary software and analytical methods developed by Pine River. There can be no guarantee that these tools will protect us from market risks.
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
We utilize U.S. Treasuries as well as derivative financial instruments, currently limited to interest rate swaps, swaptions, TBAs, put and call options for TBAs, constant maturity swaps, total return swaps and, to a certain extent, inverse interest-only securities, as of March 31, 2014, to hedge the interest rate risk associated with our portfolio. In addition, because MSR are negative duration assets, they provide a natural hedge to interest rate exposure on our RMBS portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We rely on PRCM Advisers’ expertise to manage these risks on our behalf. We implement part of our hedging strategy through one of our TRSs, which is subject to U.S. federal, state and, if applicable, local income tax.
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
The following table provides the indices of our variable rate RMBS AFS and mortgage loans held-for-sale as of March 31, 2014 and December 31, 2013, respectively, based on carrying value (dollars in thousands).

	As of March 31, 2014				As of December 31, 2013
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$1,257	$127,334	$128,591	4%	$11,972	$134,075	$146,047	4%
LIBOR	2,373,048	385,557	2,758,605	81%	2,376,144	488,469	2,864,613	83%
Other (2)	57,943	454,495	512,438	15%	58,239	397,775	456,014	13%
Total	$2,432,248	$967,386	$3,399,634	100%	$2,446,355	$1,020,319	$3,466,674	100%
____________________

(1)	“Hybrid” amounts reflect those assets with greater than 12 months to reset.

(2)	“Other” includes COFI, MTA and other indices.

Our analysis of risks is based on PRCM Advisers’ and its affiliates’ experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM Advisers may produce results that differ significantly from the estimates and assumptions used in our models.

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at March 31, 2014.
All changes in value are measured as the change from the March 31, 2014 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities	$485,604	$261,061	$(310,266)	$(644,922)
As a % of March 31, 2014 equity	12.4%	6.7%	(7.9)%	(16.5)%
Trading securities	$12,506	$8,276	$(11,697)	$(23,228)
As a % of March 31, 2014 equity	0.3%	0.2%	(0.3)%	(0.6)%
Mortgage loans held-for-sale	$5,430	$3,462	$(4,615)	$(9,754)
As a % of March 31, 2014 equity	0.1%	0.1%	(0.1)%	(0.2)%
Mortgage loans held-for-investment in securitization trusts	$28,012	$18,708	$(24,655)	$(50,488)
As a % of March 31, 2014 equity	0.7%	0.5%	(0.6)%	(1.3)%
Mortgage servicing rights	$(141,211)	$(53,528)	$32,930	$55,798
As a % of March 31, 2014 equity	(3.6)%	(1.4)%	0.8%	1.4%
Derivatives, net	$(314,011)	$(194,254)	$303,029	$658,132
As a % of March 31, 2014 equity	(8.0)%	(5.0)%	7.7%	16.8%
Repurchase Agreements	$(6,079)	$(6,056)	$11,178	$22,356
As a % of March 31, 2014 equity	(0.1)%	(0.2)%	0.3%	0.6%
Collateralized borrowings in securitization trusts	$(26,564)	$(17,167)	$21,892	$44,323
As a % of March 31, 2014 equity	(0.7)%	(0.4)%	0.6%	1.1%
Federal Home Loan Bank advances	$(27)	$(27)	$89	$179
As a % of March 31, 2014 equity	—%	—%	—%	—%
Total Net Assets	$43,660	$20,475	$17,885	$52,396
As a % of March 31, 2014 total assets	0.3%	0.1%	0.1%	0.3%
As a % of March 31, 2014 equity	1.1%	0.5%	0.5%	1.3%
	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(15,012)	$(14,984)	$28,880	$57,759
% change in net interest income	(3.8)%	(3.8)%	7.4%	14.7%

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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2014. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
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
Given the low interest rates at March 31, 2014, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” in this Quarterly Report on Form 10-Q.
Risk Related to Our Business
Challenges to the MERS® System could materially and adversely affect our business, results of operations and financial condition.
MERSCORP, Inc. is a privately held company that maintains an electronic registry, referred to as the MERS System, that tracks ownership of residential mortgage loans in the United States, as well as the identity of the associated servicer and subservicer. Mortgage Electronic Registration Systems, Inc., or MERS, a wholly owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a mortgage loan and in that role initiate foreclosures and/or become the mortgagee of record for the loan in local land records. We, or other parties with whom we contract to do business or from whom we acquire assets, may choose to use MERS as a nominee. The MERS System is widely used by participants throughout the mortgage finance industry.
Several legal challenges have been made disputing MERS’s legal standing to initiate foreclosures and/or act as nominee in local land records. These challenges have focused public attention on MERS and on how loans are recorded in local land records. As a result, these challenges could negatively affect MERS’s ability to serve as the mortgagee of record in some jurisdictions. In addition, where MERS is the mortgagee of record, it must execute assignments of mortgages, affidavits and other legal documents in connection with foreclosure proceedings. As a result, investigations by governmental authorities and others into the servicer foreclosure process deficiencies referenced above may impact MERS. Failures by MERS to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process could pose operational, reputational and legal risks that may materially and adversely affect our business, results of operations operations and financial condition.

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

TWO HARBORS INVESTMENT CORP.
Dated:	May 8, 2014	By:	/s/ Thomas Siering
Thomas Siering Chief Executive Officer, President and Director (Principal Executive Officer)
Dated:	May 8, 2014	By:	/s/ Brad Farrell
Brad Farrell Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Number	Exhibit Index
3.1	Articles of Amendment and Restatement of Two Harbors Investment Corp. (incorporated by reference to Exhibit 99.1 to Annex B filed with Amendment No. 4).
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
101
Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the quarter ended March 31, 2014, filed on May 8, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)