Form 10-Q
period 2014-06-30
TWO HARBORS INVESTMENT CORP.
filed 2014-08-07
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2014

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
As of August 7, 2014 there were 366,121,400 shares of outstanding common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)
Available-for-sale securities, at fair value	$13,108,251	$12,256,727
Trading securities, at fair value	1,002,422	1,000,180
Mortgage loans held-for-sale, at fair value	399,841	544,581
Mortgage loans held-for-investment in securitization trusts, at fair value	804,666	792,390
Mortgage servicing rights, at fair value	500,490	514,402
Cash and cash equivalents	1,182,696	1,025,487
Restricted cash	286,965	401,647
Accrued interest receivable	50,110	50,303
Due from counterparties	30,381	25,087
Derivative assets, at fair value	331,601	549,859
Other assets	117,246	13,199
Total Assets (1)	$17,814,669	$17,173,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$11,391,187	$12,250,450
Collateralized borrowings in securitization trusts, at fair value	561,921	639,731
Federal Home Loan Bank advances	1,500,000	—
Derivative liabilities, at fair value	17,097	22,081
Accrued interest payable	16,521	20,277
Due to counterparties	140,975	318,848
Dividends payable	95,189	—
Other liabilities	33,274	67,480
Total liabilities (1)	13,756,164	13,318,867
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 900,000,000 shares authorized and 366,110,919 and 364,935,168 shares issued and outstanding, respectively	3,661	3,649
Additional paid-in capital	3,805,824	3,795,372
Accumulated other comprehensive income	817,630	444,735
Cumulative earnings	1,038,909	1,028,397
Cumulative distributions to stockholders	(1,607,519)	(1,417,158)
Total stockholders’ equity	4,058,505	3,854,995
Total Liabilities and Stockholders’ Equity	$17,814,669	$17,173,862
____________________

(1)
The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs and liabilities of the consolidated VIEs for which creditors do not have recourse to the Company (Two Harbors Investment Corp.). At June 30, 2014 and December 31, 2013, assets of the VIEs totaled $808,997 and $796,896, and liabilities of the VIEs totaled $566,296 and $644,051, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Interest income:
Available-for-sale securities	$127,605	$134,651	$251,518	$264,943
Trading securities	1,940	1,261	3,866	2,525
Mortgage loans held-for-sale	2,699	4,794	7,285	6,112
Mortgage loans held-for-investment in securitization trusts	7,761	4,369	15,654	6,023
Cash and cash equivalents	144	250	361	557
Total interest income	140,149	145,325	278,684	280,160
Interest expense:
Repurchase agreements	18,603	22,553	39,175	45,571
Collateralized borrowings in securitization trusts	5,592	2,169	10,945	2,987
Federal Home Loan Bank advances	755	—	908	—
Total interest expense	24,950	24,722	51,028	48,558
Net interest income	115,199	120,603	227,656	231,602
Other-than-temporary impairments:
Total other-than-temporary impairment losses	—	(1,426)	(212)	(1,662)
Non-credit portion of loss recognized in other comprehensive income	—	—	—	—
Net other-than-temporary credit impairment losses	—	(1,426)	(212)	(1,662)
Other income:
Gain (loss) on investment securities	37,688	50,863	(967)	77,831
(Loss) gain on interest rate swap and swaption agreements	(116,019)	259,826	(221,547)	278,798
(Loss) gain on other derivative instruments	(24,202)	62,283	(18,401)	45,621
Gain (loss) on mortgage loans held-for-sale	11,801	(35,142)	8,620	(20,819)
Servicing income	33,868	245	64,309	245
Loss on servicing asset	(29,571)	(45)	(62,331)	(45)
Other income	21,003	1,610	21,463	7,899
Total other (loss) income	(65,432)	339,640	(208,854)	389,530
Expenses:
Management fees	12,190	12,591	24,301	17,352
Securitization deal costs	—	—	—	2,028
Servicing expenses	6,229	307	11,454	338
Other operating expenses	14,951	9,179	29,485	15,709
Total expenses	33,370	22,077	65,240	35,427
Income (loss) from continuing operations before income taxes	16,397	436,740	(46,650)	584,043
(Benefit from) provision for income taxes	(23,260)	49,119	(57,162)	54,083
Net income from continuing operations	39,657	387,621	10,512	529,960
Income from discontinued operations	—	1,016	—	2,393
Net income	$39,657	$388,637	$10,512	$532,353
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS), continued
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Basic earnings per weighted average common share:
Continuing operations	$0.11	$1.06	$0.03	$1.58
Discontinued operations	—	—	—	0.01
Net income	$0.11	$1.06	$0.03	$1.59
Diluted earnings per weighted average common share:
Continuing operations	$0.11	$1.06	$0.03	$1.57
Discontinued operations	—	—	—	0.01
Net income	$0.11	$1.06	$0.03	$1.58
Dividends declared per common share	$0.26	$0.31	$0.52	$0.63
Weighted average number of shares of common stock:
Basic	366,078,124	365,589,300	365,846,295	335,603,697
Diluted	366,078,124	366,057,203	365,846,295	336,677,044
Comprehensive income (loss):
Net income	$39,657	$388,637	$10,512	$532,353
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	191,160	(534,713)	372,895	(430,461)
Other comprehensive income (loss)	191,160	(534,713)	372,895	(430,461)
Comprehensive income (loss)	$230,817	$(146,076)	$383,407	$101,892
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
				(unaudited)
Balance, December 31, 2012	298,813,258	$2,988	$2,948,345	$696,458	$449,358	$(646,572)	$3,450,577
Net income	—	—	—	—	532,353	—	532,353
Other comprehensive loss before reclassifications	—	—	—	(368,205)	—	—	(368,205)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(62,256)	—	—	(62,256)
Net other comprehensive loss	—	—	—	(430,461)	—	—	(430,461)
Issuance of common stock, net of offering costs	57,541,664	575	762,651	—	—	—	763,226
Issuance of common stock in connection with exercise of warrants	9,321,705	93	101,517	—	—	—	101,610
Repurchase of common stock	(1,000,000)	(10)	(10,488)	—	—	—	(10,498)
Common dividends declared	—	—	—	—	—	(230,202)	(230,202)
Special dividends declared	—	—	—	—	—	(343,481)	(343,481)
Non-cash equity award compensation	1,057,304	11	988	—	—	—	999
Balance, June 30, 2013	365,733,931	$3,657	$3,803,013	$265,997	$981,711	$(1,220,255)	$3,834,123

Balance, December 31, 2013	364,935,168	$3,649	$3,795,372	$444,735	$1,028,397	$(1,417,158)	$3,854,995
Net income	—	—	—	—	10,512	—	10,512
Other comprehensive income before reclassifications	—	—	—	350,455	—	—	350,455
Amounts reclassified from accumulated other comprehensive income	—	—	—	22,440	—	—	22,440
Net other comprehensive income	—	—	—	372,895	—	—	372,895
Issuance of common stock, net of offering costs	23,474	—	240	—	—	—	240
Common dividends declared	—	—	—	—	—	(190,361)	(190,361)
Non-cash equity award compensation	1,152,277	12	10,212	—	—	—	10,224
Balance, June 30, 2014	366,110,919	$3,661	$3,805,824	$817,630	$1,038,909	$(1,607,519)	$4,058,505
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash Flows From Operating Activities:	(unaudited)
Net income	$10,512	$532,353
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on available-for-sale securities, net	1,840	12,406
Other-than-temporary impairment losses	212	1,662
Realized and unrealized losses (gains) on investment securities, net	967	(77,653)
(Gain) loss on mortgage loans held-for-sale	(8,620)	20,819
Gain on mortgage loans held-for-investment and collateralized borrowings in securitization trusts	(21,142)	(7,847)
Loss on servicing asset	62,331	45
Loss on termination and option expiration of interest rate swaps and swaptions	6,401	62,675
Unrealized loss (gain) on interest rate swaps and swaptions	182,420	(374,884)
Unrealized gain on other derivative instruments	(51)	(8,131)
Equity based compensation	10,224	999
Depreciation of fixed assets	463	256
Amortization of intangible assets	533	—
Purchases of mortgage loans held-for-sale	(261,983)	(954,027)
Proceeds from sales of mortgage loans held-for-sale	400,739	25,404
Proceeds from repayment of mortgage loans held-for-sale	11,160	9,649
Net change in assets and liabilities:
Decrease/(increase) in accrued interest receivable	193	(11,467)
(Increase)/decrease in deferred income taxes, net	(60,310)	52,692
(Increase)/decrease in income taxes receivable	(290)	4,323
Increase in prepaid and fixed assets	(929)	(557)
(Increase)/decrease in other receivables	(11,396)	28,437
Increase in servicing advances	(8,532)	(4,881)
Increase in Federal Home Loan Bank stock	(60,000)	—
Increase in equity investments	(3,000)	—
Decrease in accrued interest payable	(3,756)	(1,550)
(Decrease)/increase in income taxes payable	(465)	1,320
Increase in accrued expenses and other liabilities	5,673	379
Net change in assets and liabilities due to purchase of entity	—	3,306
Net cash provided by (used in) operating activities	$253,194	$(684,272)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash Flows From Investing Activities:	(unaudited)
Purchases of available-for-sale securities	$(2,232,865)	$(3,142,095)
Proceeds from sales of available-for-sale securities	1,273,923	986,357
Principal payments on available-for-sale securities	474,696	556,549
Short sales and purchases of other derivative instruments	102,423	(49,526)
Proceeds from sales of other derivative instruments, net	(74,476)	47,890
Purchases of trading securities	(143,022)	—
Proceeds from sales of trading securities	143,378	—
Purchases of beneficial interests in securitization trusts	—	(30,550)
Proceeds from repayment of mortgage loans held-for-investment in securitization trusts	26,330	16,662
Purchases of mortgage servicing rights, net of purchase price adjustments	(48,419)	—
Purchase of entity	—	(6,404)
Decrease in due to counterparties, net	(183,167)	(50,054)
Decrease/(increase) in restricted cash	114,682	(383,643)
Net cash used in investing activities	(546,517)	(2,054,814)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	140,931,599	73,388,331
Principal payments on repurchase agreements	(141,790,862)	(71,109,686)
Proceeds from issuance of collateralized borrowings in securitization trusts	33,483	—
Principal payments on collateralized borrowings in securitization trusts	(128,756)	(16,600)
Proceeds from Federal Home Loan Bank advances	3,793,911	—
Principal payments on Federal Home Loan Bank advances	(2,293,911)	—
Proceeds from issuance of common stock, net of offering costs	240	763,226
Proceeds from exercise of warrants	—	101,600
Repurchase of common stock	—	(10,498)
Dividends paid on common stock	(95,172)	(281,171)
Net cash provided by financing activities	450,532	2,835,202
Net increase in cash and cash equivalents	157,209	96,116
Cash and cash equivalents at beginning of period	1,025,487	821,108
Cash and cash equivalents at end of period	$1,182,696	$917,224
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Six Months Ended
	June 30,
	2014	2013
Supplemental Disclosure of Cash Flow Information:	(unaudited)
Cash paid for interest	$54,785	$50,108
Cash paid (received) for taxes	$3,903	$(4,252)
Noncash Investing and Financing Activities:
Consolidation of mortgage loans held-for-investment in securitization trusts	$—	$442,767
Consolidation of collateralized borrowings in securitization trusts	$—	$412,217
Cashless exercise of warrants	$—	$75
Distribution of Silver Bay common stock	$—	$343,481
Cash dividends declared but not paid at end of period	$95,189	$113,378
Reconciliation of mortgage loans held-for-sale:
Mortgage loans held-for-sale at beginning of period	$544,581	$58,607
Purchases of mortgage loans held-for-sale	261,983	954,027
Proceeds from sales of mortgage loans held-for-sale	(400,739)	(25,404)
Proceeds from repayment of mortgage loans held-for-sale	(11,160)	(9,649)
Realized and unrealized (losses) gains on mortgage loans held-for-sale	5,176	(19,380)
Mortgage loans held-for-sale at end of period	$399,841	$958,201
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
On December 19, 2012, the Company completed the contribution of its portfolio of single-family rental properties to Silver Bay Realty Trust Corp., or Silver Bay, a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. The Company contributed its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay, and in exchange for its contribution, received shares of common stock of Silver Bay. Silver Bay completed its initial public offering, or IPO, of its common stock on December 19, 2012. Because the Company will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the three and six months ended June 30, 2014 and 2013. See Note 4 - Discontinued Operations for additional information.
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

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2014 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2014 should not be construed as indicative of the results to be expected for future periods or the full year.
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
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s 2013 Annual Report on Form 10-K is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s consolidated financial condition and results of operations for the six months ended June 30, 2014.
Federal Home Loan Bank Advances
In December 2013, the Company’s wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance Holdings, was accepted for membership in the Federal Home Loan Bank of Des Moines, or the FHLB. As a member of the FHLB, TH Insurance Holdings has access to a variety of products and services offered by the FHLB, including secured advances.
As of June 30, 2014, the Company held FHLB advances with both short-term and long-term maturities. The advances generally bear interest rates of one- or three-month LIBOR. FHLB advances are treated as secured financing transactions and are carried at their contractual amounts.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013:

	June 30, 2014
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Condensed Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$371,007	$(39,406)	$331,601	$(17,097)	$—	$314,504
Total Assets	$371,007	$(39,406)	$331,601	$(17,097)	$—	$314,504

Liabilities
Repurchase agreements	$(11,391,187)	$—	$(11,391,187)	$11,391,187	$—	$—
Federal Home Loan Bank advances	(1,500,000)	—	(1,500,000)	1,500,000	—	—
Derivative liabilities	(56,503)	39,406	(17,097)	17,097	—	—
Total Liabilities	$(12,947,690)	$39,406	$(12,908,284)	$12,908,284	$—	$—

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

Note 3. Variable Interest Entities
During 2013, the Company purchased subordinated debt and excess servicing rights from two securitization trusts, one sponsored by a third party and one sponsored by one of the Company’s subsidiaries. Both securitization trusts are considered VIEs for financial reporting purposes and, thus, were reviewed for consolidation under the applicable consolidation guidance. Because the Company has both the power to direct the activities of the securitization trusts that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trusts. As the Company is required to reassess VIE consolidation guidance each quarter, new facts and circumstances may change the Company’s determination. A change in the Company’s determination could result in a material impact to the Company’s financial statements during subsequent reporting periods.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the assets and liabilities of the consolidated securitization trusts as reported on the condensed consolidated balance sheets:

(in thousands)	June 30, 2014	December 31, 2013
Mortgage loans held-for-investment in securitization trusts	$804,666	$792,390
Accrued interest receivable	4,331	4,506
Total Assets	$808,997	$796,896
Collateralized borrowings in securitization trusts	$561,921	$639,731
Accrued interest payable	1,765	1,596
Accrued expenses	2,610	2,724
Total Liabilities	$566,296	$644,051

Note 4. Discontinued Operations
On December 19, 2012, the Company completed the contribution of its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay. Two Harbors Property Investment LLC previously held the Company’s portfolio of single-family rental properties. Because the Company will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the three and six months ended June 30, 2014 and 2013.
Summarized financial information for the discontinued operations are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Income:
Gain on contribution of entity	$—	$1,016	$—	$2,255
Real estate related revenues	—	—	—	—
Total income	—	1,016	—	2,255
Expenses:
Management fees	—	—	—	—
Real estate related expenses	—	—	—	—
Other operating expenses	—	—	—	(138)
Total expenses	—	—	—	(138)
Income from discontinued operations	$—	$1,016	$—	$2,393

In addition to the gain on contribution of entity that was recorded in 2012 in connection with the closing of the contribution, certain adjustments were agreed to be recognized in 2013. These include an installment sales gain of approximately $4.0 million from Silver Bay, a reduction of 2013 management fees payable to PRCM Advisers of $4.3 million, and an immaterial amount of additional working capital adjustments determined in accordance with the contribution agreement entered into with Silver Bay. Of these amounts, $1.0 million and $2.3 million of the installment sales gain was recorded as a gain on contribution of entity within discontinued operations for the three and six months ended June 30, 2013, respectively, and the full $4.3 million of the reduction of 2013 management fees payable to PRCM Advisers was recorded within management fees, on the condensed consolidated statements of comprehensive income for the six months ended June 30, 2013. The remaining $0.1 million recorded within discontinued operations on the condensed consolidated statements of comprehensive income for the six months ended June 30, 2013 relates to accrual adjustments for transaction expenses related to the contribution. No further adjustments were recognized during 2014. See Note 24 - Related Party Transactions for additional information.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 5. Available-for-Sale Securities, at Fair Value
The Company holds available-for-sale, or AFS, investment securities, which are carried at fair value. AFS securities exclude the retained interests from the Company’s on-balance sheet securitizations, as they are eliminated in consolidation in accordance with U.S. GAAP. The following table presents the Company’s AFS investment securities by collateral type as of June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$2,948,930	$2,977,291
Federal National Mortgage Association	4,985,142	4,435,820
Government National Mortgage Association	2,117,456	2,084,298
Non-Agency	3,056,723	2,759,318
Total mortgage-backed securities	$13,108,251	$12,256,727

At June 30, 2014 and December 31, 2013, the Company pledged AFS securities with a carrying value of $12.8 billion and $12.3 billion, respectively, as collateral for repurchase agreements and FHLB advances. See Note 16 - Repurchase Agreements and Note 18 - Federal Home Loan Bank of Des Moines Advances.
At June 30, 2014 and December 31, 2013, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, or ASC 860, to be considered linked transactions and, therefore, classified as derivatives.
The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of June 30, 2014 and December 31, 2013:

	June 30, 2014
(in thousands)	Agency	Non-Agency	Total
Face Value	$12,285,416	$4,575,302	$16,860,718
Unamortized premium	656,843	—	656,843
Unamortized discount
Designated credit reserve	—	(1,162,457)	(1,162,457)
Net, unamortized	(3,008,183)	(1,056,300)	(4,064,483)
Amortized Cost	9,934,076	2,356,545	12,290,621
Gross unrealized gains	194,613	702,430	897,043
Gross unrealized losses	(77,161)	(2,252)	(79,413)
Carrying Value	$10,051,528	$3,056,723	$13,108,251

	December 31, 2013
(in thousands)	Agency	Non-Agency	Total
Face Value	$11,919,590	$4,474,353	$16,393,943
Unamortized premium	621,279	—	621,279
Unamortized discount
Designated credit reserve	—	(1,234,449)	(1,234,449)
Net, unamortized	(2,897,222)	(1,071,559)	(3,968,781)
Amortized Cost	9,643,647	2,168,345	11,811,992
Gross unrealized gains	102,600	595,179	697,779
Gross unrealized losses	(248,838)	(4,206)	(253,044)
Carrying Value	$9,497,409	$2,759,318	$12,256,727

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present the carrying value of the Company’s AFS investment securities by rate type as of June 30, 2014 and December 31, 2013:

	June 30, 2014
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$548,509	$2,513,222	$3,061,731
Fixed Rate	9,503,019	543,501	10,046,520
Total	$10,051,528	$3,056,723	$13,108,251

	December 31, 2013
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$1,006,621	$2,403,078	$3,409,699
Fixed Rate	8,490,788	356,240	8,847,028
Total	$9,497,409	$2,759,318	$12,256,727

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
The following table presents the changes for the six months ended June 30, 2014 and 2013, of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	Six Months Ended June 30,
	2014			2013
(in thousands)	Designated Credit Reserve	Unamortized Net Discount	Total	Designated Credit Reserve	Unamortized Net Discount	Total
Beginning balance at January 1	$(1,234,448)	$(1,071,559)	$(2,306,007)	$(1,290,946)	$(996,490)	$(2,287,436)
Acquisitions	(62,752)	(46,581)	(109,333)	(158,955)	(365,348)	(524,303)
Accretion of net discount	—	64,084	64,084	886	71,625	72,511
Realized credit losses	6,607	—	6,607	22,658	—	22,658
Reclassification adjustment for other-than-temporary impairments	(212)	—	(212)	(1,662)	—	(1,662)
Transfers from (to)	47,495	(47,495)	—	30,883	(30,883)	—
Sales, calls, other	80,853	45,251	126,104	10,529	98,478	109,007
Ending balance at June 30	$(1,162,457)	$(1,056,300)	$(2,218,757)	$(1,386,607)	$(1,222,618)	$(2,609,225)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of June 30, 2014 and December 31, 2013. At June 30, 2014, the Company held 1,498 AFS securities, of which 47 were in an unrealized loss position for less than twelve consecutive months and 287 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2013, the Company held 1,431 AFS securities, of which 447 were in an unrealized loss position for less than twelve months and 114 were in an unrealized loss position for more than twelve consecutive months. Of the $0.3 billion and $4.9 billion of AFS securities in an unrealized loss position for less than twelve consecutive months as of June 30, 2014 and December 31, 2013, $0.1 billion, or 42.4%, and $4.8 billion, or 96.9%, respectively, were Agency AFS securities, whose principal and interest are guaranteed by government sponsored entities, or GSEs.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2014	$293,662	$(3,620)	$2,847,553	$(75,793)	$3,141,215	$(79,413)
December 31, 2013	$4,902,813	$(171,651)	$1,186,692	$(81,393)	$6,089,505	$(253,044)

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
The Company recorded a $0.2 million other-than-temporary credit impairment during the six months ended June 30, 2014 on a total of three non-Agency RMBS where the future expected cash flows for each security were less than its amortized cost. The Company did not record any other-than-temporary impairments during the three months ended June 30, 2014. As of June 30, 2014, impaired securities had actual weighted average cumulative losses of 9.6%, weighted average three-month prepayment speed of 4.2%, weighted average 60+ day delinquency of 30.0% of the pool balance, and weighted average FICO score of 664. At June 30, 2014, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities; therefore, only the projected credit loss was recognized in earnings. During the three and six months ended June 30, 2013, the Company recorded a $1.4 million and a $1.7 million other-than-temporary credit impairment on a total of four non-Agency RMBS where the future expected cash flows for the security were less than its amortized cost.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the changes in OTTI included in earnings for three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Cumulative credit loss at beginning of period	$(9,215)	$(15,142)	$(9,467)	$(15,561)
Additions:
Other-than-temporary impairments not previously recognized	—	—	(91)	—
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	—	(1,426)	(121)	(1,662)
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	—	231	464	231
Decreases related to other-than-temporary impairments on securities sold	1,154	1,291	1,154	1,946
Cumulative credit loss at end of period	$(8,061)	$(15,046)	$(8,061)	$(15,046)

Cumulative credit losses related to OTTI may be reduced for securities sold as well as for securities that mature, pay down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain (loss) on investment securities in the Company’s condensed consolidated statements of comprehensive income. For the three and six months ended June 30, 2014, the Company sold AFS securities for $459.4 million and $1.3 billion with an amortized cost of $423.4 million and $1.3 billion, for net realized gains of $36.0 million and losses of $2.8 million, respectively. For the three and six months ended June 30, 2013, the Company sold AFS securities for $189.7 million and $986.4 million with an amortized cost of $137.3 million and $915.0 million, for net realized gains of $52.4 million and $71.4 million, respectively.
The following table presents the gross realized gains and losses on sales of AFS securities for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Gross realized gains	$35,954	$52,439	$43,163	$75,665
Gross realized losses	—	(1)	(45,997)	(4,297)
Total realized (losses) gains on sales, net	$35,954	$52,438	$(2,834)	$71,368

Note 6. Trading Securities, at Fair Value
The Company holds U.S. Treasuries in a TRS and classifies these securities as trading instruments due to short-term investment objectives. As of June 30, 2014 and December 31, 2013, the Company held U.S. Treasuries with an amortized cost of $996.9 million and $996.1 million, and a fair value of $1.0 billion and $1.0 billion, respectively, classified as trading securities. The unrealized gains included within trading securities were $5.6 million and $4.1 million as of June 30, 2014 and December 31, 2013, respectively.
For the three and six months ended June 30, 2014, the Company sold trading securities for $44.8 million and $143.4 million with an amortized cost of $44.8 million and $143.0 million, resulting in realized losses of $7,031 and gains of $0.4 million, respectively, on the sale of these securities. The Company did not sell any trading securities during the three and six months ended June 30, 2013. For the three and six months ended June 30, 2014, trading securities experienced change in unrealized

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

losses of $1.7 million and $1.5 million, respectively. Trading securities experienced change in unrealized losses of $1.6 million for both the three and six months ended June 30, 2013. Both realized and unrealized gains and losses are recorded as a component of gain (loss) on investment securities in the Company’s condensed consolidated statements of comprehensive income.
At June 30, 2014 and December 31, 2013, the Company pledged trading securities with a carrying value of $1.0 billion and $1.0 billion, respectively, as collateral for repurchase agreements. See Note 16 - Repurchase Agreements.

Note 7. Mortgage Loans Held-for-Sale, at Fair Value
Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of a fair value option election. The following table presents the carrying value of the Company’s mortgage loans held-for-sale as of June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
Unpaid principal balance	$398,302	$680,840
Fair value adjustment	1,539	(136,259)
Carrying value	$399,841	$544,581

At June 30, 2014 and December 31, 2013, the Company pledged mortgage loans with a carrying value of $290.4 million and $200.8 million, respectively, as collateral for repurchase agreements and FHLB advances. See Note 16 - Repurchase Agreements and Note 18 - Federal Home Loan Bank of Des Moines Advances.

Note 8. Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
During 2013, the Company purchased subordinated debt and excess servicing rights from two securitization trusts, one sponsored by a third party and one sponsored by one of the Company’s subsidiaries. The underlying residential mortgage loans held by the trusts, which are consolidated on the Company’s condensed consolidated balance sheet, are classified as mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. The following table presents the carrying value of the Company’s mortgage loans held-for-investment in securitization trusts as of June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
Unpaid principal balance	$786,208	$812,538
Fair value adjustment	18,458	(20,148)
Carrying value	$804,666	$792,390

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 9. Servicing Activities
Mortgage Servicing Rights, at Fair Value
On April 30, 2013, one of the Company’s wholly owned subsidiaries acquired a company that has approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSR. The MSR acquired in conjunction with this acquisition and those subsequently purchased represent the right to service mortgage loans. The Company and its subsidiaries do not originate or directly service mortgage loans, and instead contract with fully licensed subservicers to handle all servicing functions for the loans underlying the Company’s MSR. The following table summarizes activity related to MSR for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Balance at beginning of period	$476,663	$—	$514,402	$—
Additions from purchases of servicing rights	53,013	1,497	54,293	1,497
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	(15,655)	—	(35,905)	—
Other changes in fair value (1)	(13,916)	(45)	(26,427)	(45)
Other changes (2)	385	—	(5,873)	—
Balance at end of period	$500,490	$1,452	$500,490	$1,452
____________________

(1)	Other changes in fair value primarily represents changes due to the realization of expected cash flows.

(2)	Other changes includes purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.

As of June 30, 2014 and December 31, 2013, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(in thousands)	June 30, 2014	December 31, 2013
Weighted average prepayment speed:	12.5%	9.5%
Impact on fair value of 10% adverse change	$(20,138)	$(19,305)
Impact on fair value of 20% adverse change	$(38,757)	$(37,187)
Weighted average delinquency:	4.0%	4.0%
Impact on fair value of 10% adverse change	$(3,786)	$(8,835)
Impact on fair value of 20% adverse change	$(7,823)	$(17,642)
Weighted average discount rate:	10.0%	9.0%
Impact on fair value of 10% adverse change	$(14,591)	$(21,037)
Impact on fair value of 20% adverse change	$(28,398)	$(40,642)

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
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Servicing fee income	$33,079	$215	$62,950	$215
Ancillary fee income	789	30	1,359	30
	$33,868	$245	$64,309	$245

Mortgage Servicing Advances
In connection with the servicing of loans, the Company’s subservicers make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances, including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances, which are funded by the Company, totaled $15.8 million and $7.3 million and were included in other assets on the condensed consolidated balance sheet as of June 30, 2014 and December 31, 2013, respectively.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of loans owned and classified as mortgage loans held-for-sale, loans held in consolidated VIEs classified as mortgage loans held-for-investment in securitization trusts and loans underlying MSR. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of June 30, 2014 and December 31, 2013:

(dollars in thousands)	June 30, 2014		December 31, 2013
	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage loans held-for-sale	678	$398,302	2,890	$680,840
Mortgage loans held-for-investment in securitization trusts	506	376,339	537	425,209
Mortgage servicing rights (1)	227,244	45,629,169	210,441	42,324,328
Total serviced mortgage assets	228,428	$46,403,810	213,868	$43,430,377
____________________

(1)	Includes mortgage loans held-for-investment in securitization trusts for which the Company is the named servicing administrator.

Note 10. Restricted Cash
The Company is required to maintain certain cash balances with counterparties for securities and derivatives trading activity and collateral for the Company’s repurchase agreements and FHLB advances in restricted accounts. The Company has also placed cash in a restricted account pursuant to a letter of credit on an office space lease.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the Company’s restricted cash balances as of June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
Restricted cash balances held by trading counterparties:
For securities trading activity	$9,000	$9,000
For derivatives trading activity	215,037	191,107
As restricted collateral for repurchase agreements and Federal Home Loan Bank advances	62,582	201,194
	286,619	401,301
Restricted cash balance pursuant to letter of credit on office lease	346	346
Total	$286,965	$401,647

Note 11. Accrued Interest Receivable
The following table presents the Company’s accrued interest receivable by collateral type:

(in thousands)	June 30, 2014	December 31, 2013
Accrued Interest Receivable:
U.S. Treasuries	$2,348	$2,361
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	10,488	10,583
Federal National Mortgage Association	17,157	15,034
Government National Mortgage Association	10,160	10,007
Non-Agency	3,953	3,676
Total mortgage-backed securities	41,758	39,300
Mortgage loans held-for-sale	1,673	4,136
Mortgage loans held-for-investment in securitization trusts	4,331	4,506
Total	$50,110	$50,303

Note 12. Derivative Instruments and Hedging Activities
The Company enters into a variety of derivative and non-derivative instruments in connection with its risk management activities. The Company’s primary objective for executing these derivative and non-derivative instruments is to mitigate the Company’s economic exposure to future events that are outside its control. The Company’s derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on the Company’s current risk management strategy, the Company has entered into interest rate swap and swaption agreements, TBAs, put and call options for TBAs, constant maturity swaps, credit default swaps and total return swaps (based on the Markit IOS Index). The Company has also entered into a number of non-derivative instruments to manage interest rate risk, principally U.S. Treasuries and Agency interest-only securities.
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
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading instruments as of June 30, 2014 and December 31, 2013.

(in thousands)	June 30, 2014
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$207,260	$1,323,650	$—	$—
Interest rate swap agreements	4,978	23,628,148	—	—
Credit default swaps	—	—	(2,081)	125,000
Swaptions, net	106,828	11,450,000	—	—
TBAs	9,063	1,450,000	(13,566)	1,822,000
Put and call options for TBAs, net	28	—	—	—
Constant maturity swaps	—	—	(772)	6,000,000
Markit IOS total return swaps	—	—	(678)	576,478
Forward purchase commitments	3,444	647,941	—	—
Total	$331,601	$38,499,739	$(17,097)	$8,523,478

(in thousands)	December 31, 2013
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$221,364	$1,525,845	$—	$—
Interest rate swap agreements	25,325	19,619,000	—	—
Credit default swaps	—	—	(18,049)	427,073
Swaptions, net	269,745	5,130,000	—	—
TBAs	33,425	4,097,000	(125)	400,000
Constant maturity swaps	—	—	(3,773)	10,000,000
Markit IOS total return swaps	—	—	(134)	49,629
Forward purchase commitments	—	12,063	—	—
Total	$549,859	$30,383,908	$(22,081)	$10,876,702

Comprehensive Income Statement Presentation
The Company has not applied hedge accounting to its current derivative portfolio held to mitigate the interest rate risk and credit risk associated with its debt portfolio. As a result, the Company is subject to volatility in its earnings due to movement in the unrealized gains and losses associated with its interest rate swaps and its other derivative instruments.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive income on the Company’s derivative trading instruments:

(in thousands)
Trading Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Interest rate risk management
TBAs (1)	(Loss) gain on other derivative instruments	$(29,877)	$79,330	$(47,780)	$66,678
Put and call options for TBAs (1)	(Loss) gain on other derivative instruments	(4,614)	52,426	(6,319)	52,426
Constant maturity swaps (1)	(Loss) gain on other derivative instruments	(6,103)	(14,057)	5,428	(14,057)
Short U.S. Treasuries (1)	(Loss) gain on other derivative instruments	(8)	(990)	(8)	(990)
Interest rate swap agreements - Receivers (1)	(Loss) gain on interest rate swap and swaption agreements	65,963	—	106,942	—
Interest rate swap agreements - Payers (1)	(Loss) gain on interest rate swap and swaption agreements	(46,341)	409	(59,761)	320
Swaptions (1)	(Loss) gain on interest rate swap and swaption agreements	(57,250)	73,794	(169,808)	91,765
Markit IOS total return swaps (1)	(Loss) gain on other derivative instruments	353	—	(1,372)	—
Interest rate swap agreements - Payers (2)	(Loss) gain on interest rate swap and swaption agreements	(78,391)	185,623	(98,920)	186,713
Credit risk management
Credit default swaps - Receive protection (3)	(Loss) gain on other derivative instruments	(5)	(4,220)	1,976	(9,862)
Non-risk management
TBAs	(Loss) gain on other derivative instruments	—	(10,057)	(4,701)	(9,654)
Inverse interest-only securities	(Loss) gain on other derivative instruments	16,052	(40,149)	34,375	(38,920)
Forward purchase commitments	Gain (loss) on mortgage loans held-for-sale	4,163	(20,302)	3,746	(20,015)
Total		$(136,058)	$301,807	$(236,202)	$304,404
____________________

(1)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s investment portfolio.

(2)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s repurchase agreements and FHLB advances.

(3)	Includes derivative instruments held to mitigate credit risk associated with the Company’s non-Agency RMBS and mortgage loans held-for-sale.

For the three and six months ended June 30, 2014, the Company recognized $18.9 million and $32.7 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $23.5 billion and $21.3 billion notional, respectively, to economically hedge a portion of the Company’s interest rate risk on its short-term repurchase agreements, funding costs, and macro-financing risk and receiving either LIBOR interest or a fixed interest rate. For the three and six months ended June 30, 2013, the Company recognized $19.4 million and $33.4 million, respectively, of expenses for the

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

accrual and/or settlement of the net interest expense associated with its interest rate swaps on an average $17.7 billion and $16.3 billion notional.
The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the three and six months ended June 30, 2014 and 2013:

(in thousands)
Three Months Ended June 30,	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
2014
Inverse interest-only securities	$1,412,374	$—	$(88,724)	$1,323,650	$1,372,535	$—
Interest rate swap agreements	21,663,148	8,465,000	(6,500,000)	23,628,148	23,467,489	(2,983)
Credit default swaps	125,000	—	—	125,000	125,000	—
Swaptions, net	9,500,000	3,250,000	(1,300,000)	11,450,000	10,412,088	(2,178)
TBAs, net	(1,022,000)	(2,032,000)	2,682,000	(372,000)	660,308	(26,530)
Put and call options for TBAs, net	1,500,000	—	(1,500,000)	—	901,099	(5,332)
Constant maturity swaps	10,000,000	4,000,000	(8,000,000)	6,000,000	5,571,429	(1,460)
Markit IOS total return swaps	243,987	339,869	(7,378)	576,478	393,910	—
Short U.S. Treasuries	—	(125,000)	125,000	—	1,374	2
Forward purchase commitments	153,637	872,756	(378,452)	647,941	367,940	332
Total	$43,576,146	$14,770,625	$(14,967,554)	$43,379,217	$43,273,172	$(38,149)
2013
Inverse interest-only securities	$1,960,087	$15,576	$(176,691)	$1,798,972	$1,895,789	$—
Interest rate swap agreements	16,685,000	1,800,000	—	18,485,000	17,655,220	—
Credit default swaps	437,496	1,300,000	(107,092)	1,630,404	764,914	(12,352)
Swaptions, net	5,800,000	750,000	(300,000)	6,250,000	5,748,352	(3,983)
TBAs, net	2,150,000	(1,494,000)	(3,377,000)	(2,721,000)	724,725	32,767
Put and call options for TBAs, net	—	(502,000)	292,000	(210,000)	130,901	29,197
Constant maturity swaps	—	19,000,000	—	19,000,000	5,532,967	—
Short U.S. Treasuries	—	(400,000)	400,000	—	26,703	(876)
Forward purchase commitments	8,745	510,185	(489,701)	29,229	297,207	(18,988)
Total	$27,041,328	$20,979,761	$(3,758,484)	$44,262,605	$32,776,778	$25,765

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(in thousands)
Six Months Ended June 30,	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
2014
Inverse interest-only securities	$1,525,845	$—	$(202,195)	$1,323,650	$1,421,330	$193
Interest rate swap agreements	19,619,000	11,409,148	(7,400,000)	23,628,148	21,324,091	(3,005)
Credit default swaps	427,073	—	(302,073)	125,000	152,059	(13,705)
Swaptions, net	5,130,000	7,150,000	(830,000)	11,450,000	9,699,558	(3,396)
TBAs, net	603,000	(2,924,000)	1,949,000	(372,000)	593,746	(14,677)
Put and call options for TBAs, net	—	1,500,000	(1,500,000)	—	580,110	(5,332)
Constant maturity swaps	10,000,000	12,000,000	(16,000,000)	6,000,000	7,773,481	2,427
Markit IOS total return swaps	49,629	536,881	(10,032)	576,478	274,573	—
Short U.S. Treasuries	—	(125,000)	125,000	—	691	2
Forward purchase commitments	12,063	1,058,706	(422,828)	647,941	204,336	302
Total	$37,366,610	$30,605,735	$(24,593,128)	$43,379,217	$42,023,975	$(37,191)
2013
Inverse interest-only securities	$1,909,351	$230,261	$(340,640)	$1,798,972	$1,908,919	$—
Interest rate swap agreements	14,070,000	12,575,000	(8,160,000)	18,485,000	16,267,624	(58,692)
Credit default swaps	438,440	1,300,000	(108,036)	1,630,404	602,283	(12,352)
Swaptions, net	4,950,000	1,600,000	(300,000)	6,250,000	5,646,133	(3,983)
TBAs, net	953,000	4,100,000	(7,774,000)	(2,721,000)	805,403	20,114
Put and call options for TBAs, net	—	(502,000)	292,000	(210,000)	65,812	29,197
Constant maturity swaps	—	19,000,000	—	19,000,000	2,781,768	—
Short U.S. Treasuries	—	(400,000)	400,000	—	13,425	(876)
Forward purchase commitments	56,865	510,185	(537,821)	29,229	174,920	(18,576)
Total	$22,377,656	$38,413,446	$(16,528,497)	$44,262,605	$28,266,287	$(45,168)
____________________

(1)	Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Derivative fair value adjustments are reflected within the unrealized loss (gain) on interest rate swaps and swaptions, unrealized loss on other derivative instruments, and (gain) loss on mortgage loans held-for-sale line items within the operating activities section of the condensed consolidated statements of cash flows. Realized losses on interest rate swap and swaption agreements are reflected within the loss on termination of interest rate swaps and swaptions line item within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the purchases of other derivative instruments, proceeds from sales of other derivative instruments, and decrease in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.
Interest Rate Sensitive Assets/Liabilities
The Company’s RMBS investment securities and MSR are generally subject to change in value when mortgage rates decline or increase, depending on the type of investment. Rising mortgage rates generally result in a slowing of refinancing activity, which slows prepayments and results in a decline in the value of the Company’s fixed-rate Agency pools and an increase in the value of the Company’s MSR. To mitigate the impact of this risk, the Company maintains a portfolio of financial instruments, primarily fixed-rate interest-only securities, which increase in value when interest rates increase. In addition, the Company has initiated TBA positions, put and call options for TBAs, constant maturity swaps and interest rate swap agreements to further mitigate its exposure to higher interest rates, decreased prepayment speeds and widening mortgage

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

spreads. The objective is to reduce the risk of losses to the portfolio caused by interest rate changes and changes in prepayment speeds.
As of June 30, 2014 and December 31, 2013, the Company had outstanding fair value of $66.8 million and $75.6 million, respectively, of interest-only securities in place to economically hedge its investment securities. These interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.
The Company is exposed to interest rate risk on mortgage loans from the time it commits to purchase a mortgage loan until it acquires the loan from the originator and subsequently sells the loan to a third party. Changes in interest rates impact the market price for the mortgage loans. For example, as market interest rates decline, the value of mortgage loans held-for-sale increases, and vice versa. To mitigate the impact of this risk, the Company may enter into derivative contracts to hedge the interest rate risk related to its commitments to purchase mortgage loans and mortgage loans held-for-sale, such as interest rate swaps, swaptions, TBA positions, put and call options for TBAs and constant maturity swaps.
TBAs - At times, the Company may use TBAs for risk management purposes or as a means of deploying capital until targeted investments are available and to take advantage of temporary displacements in the marketplace. TBAs are forward contracts for the purchase (long notional positions) or sale (short notional positions) of Agency RMBS. The issuer, coupon and stated maturity of the Agency RMBS are predetermined as well as the trade price, face amount and future settle date (published each month by the Securities Industry and Financial Markets Association). However, the specific Agency RMBS to be delivered upon settlement is not known at the time of the TBA transaction. As a result, and because physical delivery of the Agency RMBS upon settlement cannot be assured, the Company accounts for TBAs as derivative instruments.
As of June 30, 2014, $1.5 billion of the Company’s long notional TBA positions and $1.8 billion of the Company’s short notional TBA positions were held in order to economically hedge portfolio risk. As of December 31, 2013, $0.4 billion of the Company’s long notional TBA positions and $1.9 billion of the Company’s short notional TBA positions were held in order to economically hedge portfolio risk, while the remaining $2.2 billion long notional TBA positions were held for non-risk management purposes (see “Non-Risk Management Activities” below). The Company discloses these positions on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$1,450,000	$1,423,492	$1,432,555	$9,063	$—
Sale contracts	(1,822,000)	(1,862,809)	(1,876,375)	—	(13,566)
TBAs, net	$(372,000)	$(439,317)	$(443,820)	$9,063	$(13,566)

	As of December 31, 2013
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$2,550,000	$2,749,648	$2,767,295	$17,771	$(125)
Sale contracts	(1,947,000)	(1,959,256)	(1,943,602)	15,654	—
TBAs, net	$603,000	$790,392	$823,693	$33,425	$(125)
___________________

(1)	Notional amount represents the face amount of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid/(received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the TBA (or of the underlying Agency RMBS) as of period-end.

(4)
Net carrying value represents the difference between the market value of the TBA as of period-end and its cost basis, and is reported in derivative assets / (liabilities), at fair value, in the condensed consolidated balance sheets.

Put and Call Options for TBAs - As of June 30, 2014, the Company had purchased put and call options for TBAs with a total notional amount of $1.0 billion and sold put and call options for TBAs with a total notional amount of $1.0 billion. The Company paid upfront premiums of approximately $5.5 million for the options purchased and received upfront premiums of

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

approximately $4.5 million for the options sold. Each of the options will expire in August 2014. The put and call options had a net fair market value of $28,226, included in derivative assets, at fair value, in the condensed consolidated balance sheet as of June 30, 2014. The Company did not hold any put or call options for TBAs as of December 31, 2013.
Constant Maturity Swaps - The Company has also entered into constant maturity swaps between the 10-year interest rate swap curve and the yield to maturity on a 30-year Fannie Mae TBA to economically hedge mortgage spread widening. The Company had the following constant maturity swap agreements in place at June 30, 2014 and December 31, 2013:

(notional and dollars in thousands)
June 30, 2014
Determination Date	Average Strike Swap Rate	Notional Amount	Fair Value	Upfront Premium Paid	Unrealized Gain/(Loss)
September 2014	0.633%	$6,000,000	$(772)	$—	$(772)
Total	0.633%	$6,000,000	$(772)	$—	$(772)

(notional and dollars in thousands)
December 31, 2013
Determination Date	Average Strike Swap Rate	Notional Amount	Fair Value	Upfront Premium Paid	Unrealized Gain/(Loss)
February 2014	0.768%	$3,000,000	$625	$—	$625
March 2014	0.850%	5,000,000	(3,171)	—	(3,171)
June 2014	0.828%	2,000,000	(1,227)	—	(1,227)
Total	0.821%	$10,000,000	$(3,773)	$—	$(3,773)

Interest Rate Swap Agreements - As of June 30, 2014 and December 31, 2013, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk associated with the Company’s investment portfolio whereby the Company receives interest at a three-month LIBOR rate:

(notional in thousands)
June 30, 2014
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2015	$—	—%	—%	—
2016	1,000,000	0.955%	0.228%	2.17
2017	—	—%	—%	—
2018	2,040,000	1.563%	0.230%	4.44
2019 and Thereafter	900,000	2.378%	0.234%	6.74
Total	$3,940,000	1.595%	0.230%	4.39

(notional in thousands)
December 31, 2013
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2014	$—	—%	—%	—
2015	—	—%	—%	—
2016	1,000,000	0.955%	0.239%	2.67
2017	—	—%	—%	—
2018 and Thereafter	2,040,000	1.563%	0.241%	4.94
Total	$3,040,000	1.363%	0.240%	4.20

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Additionally, as of June 30, 2014 and December 31, 2013, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk associated with the Company’s investment portfolio whereby the Company pays interest at a three-month LIBOR rate:

(notional in thousands)
June 30, 2014
Swaps Maturities	Notional Amounts	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2015	$—	—%	—%	—
2016	—	—%	—%	—
2017	—	—%	—%	—
2018	575,000	0.227%	1.440%	4.39
2019 and Thereafter	2,523,148	0.231%	2.487%	7.70
Total	$3,098,148	0.230%	2.292%	7.08

(notional in thousands)
December 31, 2013
Swaps Maturities	Notional Amounts	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2014	$—	—%	—%	—
2015	—	—%	—%	—
2016	—	—%	—%	—
2017	—	—%	—%	—
2018 and Thereafter	2,154,000	0.240%	2.337%	7.84
Total	$2,154,000	0.240%	2.337%	7.84

The Company monitors its borrowings under repurchase agreements and FHLB advances, which are generally floating rate debt, in relation to the rate profile of its investment securities. When it is cost effective to do so, the Company may enter into interest rate swap arrangements to align the interest rate composition of its borrowings under repurchase agreements and FHLB advances with that of its investment securities and debt portfolios. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (i.e., LIBOR) of the interest rate swaps match the terms of the underlying debt, resulting in an effective conversion of the rate of the related repurchase agreement or FHLB advance from floating to fixed.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2014 and December 31, 2013, the Company had the following outstanding interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) associated with the Company’s short-term repurchase agreements and FHLB advances:

(notional in thousands)
June 30, 2014
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2015	$—	—%	—%	—
2016	10,250,000	0.563%	0.228%	1.92
2017	4,035,000	0.950%	0.230%	3.04
2018	1,125,000	1.314%	0.230%	3.99
2019 and Thereafter	1,180,000	2.536%	0.228%	8.79
Total	$16,590,000	0.848%	0.228%	2.82

(notional in thousands)
December 31, 2013
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2014	$3,900,000	0.300%	0.245%	0.76
2015	1,000,000	0.383%	0.244%	1.04
2016	2,950,000	0.626%	0.246%	2.42
2017	5,300,000	0.920%	0.217%	3.49
2018 and Thereafter	1,275,000	1.406%	0.242%	5.04
Total	$14,425,000	0.698%	0.235%	2.50

Interest Rate Swaptions - As of June 30, 2014 and December 31, 2013, the Company had the following outstanding interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would either pay or receive a fixed rate) that were utilized as macro-economic hedges:

June 30, 2014
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	≥ 6 Months	$223,504	$146,198	34.34	$6,000,000	4.27%	3M Libor	9.0
Total Payer		$223,504	$146,198	34.34	$6,000,000	4.27%	3M Libor	9.0

Receiver	< 6 Months	$10,106	$3,171	3.61	$4,250,000	3M Libor	1.59%	5.3
Receiver	≥ 6 Months	900	341	6.30	2,000,000	3M Libor	1.08%	5.0
Total Receiver		$11,006	$3,512	4.48	$6,250,000	3M Libor	1.43%	5.2

Sale contracts:
Payer	≥ 6 Months	$(81,248)	$(42,882)	36.02	$(800,000)	3.44%	3M Libor	10.0
Total Payer		$(81,248)	$(42,882)	36.02	$(800,000)	3.44%	3M Libor	10.0

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

December 31, 2013
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$10,431	$10,458	2.78	$675,000	3.33%	3M Libor	10.0
Payer	≥ 6 Months	223,504	353,108	39.14	6,000,000	4.27%	3M Libor	9.0
Total Payer		$233,935	$363,566	38.16	$6,675,000	4.18%	3M Libor	9.1

Receiver	< 6 Months	$3,991	$681	1.93	$275,000	3M Libor	2.89%	10.0
Total Receiver		$3,991	$681	1.93	$275,000	3M Libor	2.89%	10.0

Sale contracts:
Payer	< 6 Months	$(3,455)	$(7,679)	1.93	$(510,000)	1.60%	3M Libor	5.0
Payer	≥ 6 Months	(81,248)	(86,361)	42.02	(800,000)	3.44%	3M Libor	10.0
Total Payer		$(84,703)	$(94,040)	33.68	$(1,310,000)	2.72%	3M Libor	8.1

Receiver	< 6 Months	$(3,455)	$(462)	1.93	$(510,000)	3M Libor	1.60%	5.0
Total Receiver		$(3,455)	$(462)	1.93	$(510,000)	3M Libor	1.60%	5.0

Markit IOS Total Return Swaps - The Company also enters into total return swaps (agreements whereby the Company receives or makes payments based on the total return of an underlying instrument or index, such as the Markit IOS Index, in exchange for fixed or floating rate interest payments) to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our investment portfolio (referred to as “convexity risk”). Total return swaps based on the Markit IOS Index are intended to synthetically replicate the performance of interest-only securities. The Company had the following total return swap agreements in place at June 30, 2014 and December 31, 2013:

(notional and dollars in thousands)
June 30, 2014
Maturity Date	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
1/12/2043	$(432,105)	$(464)	$(1,457)	$(1,921)
1/12/2044	(144,373)	(214)	(126)	(340)
Total	$(576,478)	$(678)	$(1,583)	$(2,261)

(notional and dollars in thousands)
December 31, 2013
Maturity Date	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain/(Loss)
1/12/2043	$(49,629)	$(134)	$(453)	$(587)
Total	$(49,629)	$(134)	$(453)	$(587)

Credit Risk
The Company’s exposure to credit losses on its U.S. Treasuries and Agency portfolio of investment securities is limited because these securities are issued by the U.S. Department of the Treasury or GSEs. The payment of principal and interest on the Freddie Mac and Fannie Mae mortgage-backed securities are guaranteed by those respective agencies, and the payment of

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

principal and interest on the Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the U.S. Government.
Credit Default Swaps - For non-Agency investment securities and mortgage loans, the Company may enter into credit default swaps to hedge credit risk. In future periods, the Company could enhance its credit risk protection, enter into further paired derivative positions, including both long and short credit default swaps, and/or seek opportunistic trades in the event of a market disruption (see discussion of “Non-Risk Management Activities” below). The Company also has processes and controls in place to monitor, analyze, manage and mitigate its credit risk with respect to non-Agency RMBS and mortgage loans.
As of June 30, 2014, the Company held credit default swaps whereby the Company receives credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company’s credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.
The following tables present credit default swaps whereby the Company is receiving protection held as of June 30, 2014 and December 31, 2013:

(notional and dollars in thousands)
June 30, 2014
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
Receive	6/20/2016	105.50	$(100,000)	$(1,689)	$(260)	$(1,949)
	12/20/2016	496.00	(25,000)	(392)	(4,062)	(4,454)
	Total	183.60	$(125,000)	$(2,081)	$(4,322)	$(6,403)

(notional and dollars in thousands)
December 31, 2013
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain/(Loss)
Receive	6/20/2016	105.50	$(100,000)	$(2,149)	$(260)	$(2,409)
	12/20/2016	496.00	(25,000)	(401)	(4,062)	(4,463)
	12/20/2018	393.31	(270,000)	(23,568)	12,838	(10,730)
	5/25/2046	356.00	(32,073)	8,069	(15,026)	(6,957)
	Total	329.13	$(427,073)	$(18,049)	$(6,510)	$(24,559)

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of June 30, 2014, the fair value of derivative financial instruments as an asset and liability position was $331.6 million and $17.1 million, respectively.
The Company mitigates the credit risk exposure on derivative financial instruments by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines. The Company also seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties, which require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. As of June 30, 2014, the Company has received cash deposits from counterparties of $93.8 million and placed cash deposits of $225.0 million in accounts maintained by counterparties, of which the amounts are netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the condensed consolidated balance sheet.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Non-Risk Management Activities
The Company has entered into certain financial instruments that are considered derivative contracts under ASC 815 that are not for purposes of hedging. These contracts are currently limited to forward purchase commitments, TBAs and inverse interest-only RMBS.
Commitments to Purchase Mortgage Loans Held-for-Sale - Prior to a mortgage loan purchase, the Company may enter into forward purchase commitments with counterparties whereby the Company commits to purchasing the loans at a particular interest rate, provided the borrower elects to close the loan. These commitments to purchase mortgage loans have been defined as derivatives and are, therefore, recorded on the balance sheet as assets or liabilities and measured at fair value. Subsequent changes in fair value are recorded on the balance sheet as adjustments to the carrying value of these assets or liabilities with a corresponding adjustment recognized in current period earnings. As of June 30, 2014 and December 31, 2013, the Company had outstanding commitments to purchase $647.9 million and $12.1 million of mortgage loans, subject to fallout if the loans do not close, with a fair value liability of $3.4 million at June 30, 2014. As of December 31, 2013, no fair value was assigned to the derivative as there was not a meaningful change in market value from commitment date to December 31, 2013.
TBAs - As of December 31, 2013, the Company held $2.2 billion notional TBAs as a means of deploying capital until targeted investments are available, and to take advantage of temporary displacements in the marketplace. None of the Company’s TBAs were held for this purpose as of June 30, 2014.
Inverse Interest-Only Securities - As of June 30, 2014 and December 31, 2013, inverse interest-only securities with a carrying value of $207.3 million and $221.4 million, including accrued interest receivable of $2.5 million and $2.9 million, respectively, are accounted for as derivative financial instruments in the condensed consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
Face Value	$1,323,650	$1,525,845
Unamortized premium	—	—
Unamortized discount
Designated credit reserve	—	—
Net, unamortized	(1,123,574)	(1,292,785)
Amortized Cost	200,076	233,060
Gross unrealized gains	11,542	5,891
Gross unrealized losses	(6,845)	(20,442)
Carrying Value	$204,773	$218,509

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 13. Other Assets
Other assets as of June 30, 2014 and December 31, 2013 are summarized in the following table:

(in thousands)	June 30, 2014	December 31, 2013
Property and equipment at cost	$3,588	$2,285
Accumulated depreciation (1)	(1,322)	(858)
Net property and equipment	2,266	1,427
Prepaid expenses	1,445	1,818
Income taxes receivable	290	—
Deferred tax assets	20,896	—
Intangible assets	—	533
Servicing advances	15,830	7,298
Federal Home Loan Bank stock	60,010	10
Equity investments	3,000	—
Other receivables	13,509	2,113
Total other assets	$117,246	$13,199
____________________

(1)	Depreciation expense for the three and six months ended June 30, 2014 was $256,916 and $463,491, respectively.

Note 14. Other Liabilities
Other liabilities as of June 30, 2014 and December 31, 2013 are summarized in the following table:

(in thousands)	June 30, 2014	December 31, 2013
Accrued expenses	$25,117	$20,025
Deferred tax liabilities	—	39,414
Income taxes payable	292	757
Other	7,865	7,284
Total other liabilities	$33,274	$67,480

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
Investment securities - The Company holds a portfolio of AFS and trading securities that are carried at fair value in the condensed consolidated balance sheet. AFS securities are primarily comprised of Agency and non-Agency RMBS while the Company’s U.S. Treasuries are classified as trading securities. The Company determines the fair value of its U.S. Treasuries and Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of its non-Agency RMBS, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its U.S. Treasuries as Level 1 fair value assets at June 30, 2014. The Company classified 100% of its RMBS AFS securities reported at fair value as Level 2 at June 30, 2014. AFS and trading securities account for 81.2% and 6.2%, respectively, of all assets reported at fair value at June 30, 2014.
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
Mortgage loans held-for-sale - The Company holds a portfolio of mortgage loans held-for-sale that are carried at fair value in the condensed consolidated balance sheet as a result of a fair value option election. The Company determines fair value of its mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 94.3% and 5.7% of its mortgage loans held-for-sale as Level 2 and Level 3 fair value assets, respectively, at June 30, 2014.
Mortgage loans held-for-investment in securitization trusts - The Company recognizes on its condensed consolidated balance sheet mortgage loans held-for-investment in securitization trusts that are carried at fair value as a result of a fair value option election. The Company determines fair value of its mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 100% of its mortgage loans held-for-investment in securitization trusts as Level 2 fair value assets at June 30, 2014.
Mortgage servicing rights - The Company holds a portfolio of MSR that are carried at fair value on the condensed consolidated balance sheet. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its MSR as Level 3 fair value assets at June 30, 2014.
Derivative instruments - The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, swaptions, put and call options for TBAs, credit default swaps, constant maturity swaps and Markit IOS total return swaps. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

the interest rate swaps, swaptions, put and call options for TBAs, credit default swaps, constant maturity swaps and total returns swaps reported at fair value as Level 2 at June 30, 2014.
The Company also enters into certain other derivative financial instruments, such as TBAs and inverse interest-only securities. These instruments are similar in form to the Company’s AFS securities and the Company utilizes a pricing service to value TBAs and broker quotes to value inverse interest-only securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at June 30, 2014. The Company reported 100% of its TBAs as Level 1 as of June 30, 2014.
The Company may also enter into forward purchase commitments on mortgage loans whereby the Company commits to purchasing the loans at a particular interest rate. The fair value of these derivatives is determined based on prices currently offered in the marketplace for new commitments. Fallout assumptions if the borrower elects not to close the loan are applied to the pricing. As of June 30, 2014, the Company had outstanding commitments to purchase $647.9 million of mortgage loans, subject to fallout if the loans do not close, with a fair value asset of $3.4 million. The Company classified 100% of the forward purchase commitments reported at fair value as Level 2 at June 30, 2014.
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
Collateralized borrowings in securitization trusts - The Company recognizes on its condensed consolidated balance sheet collateralized borrowings that are carried at fair value as a result of a fair value option election. The Company determines fair value of its collateralized borrowings based on prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its collateralized borrowings in securitization trusts as Level 2 fair value liabilities at June 30, 2014.

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

	Recurring Fair Value Measurements
	At June 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$13,108,251	$—	$13,108,251
Trading securities	1,002,422	—	—	1,002,422
Mortgage loans held-for-sale	—	377,044	22,797	399,841
Mortgage loans held-for-investment in securitization trusts	—	804,666	—	804,666
Mortgage servicing rights	—	—	500,490	500,490
Derivative assets	9,063	322,538	—	331,601
Total assets	$1,011,485	$14,612,499	$523,287	$16,147,271
Liabilities
Collateralized borrowings in securitization trusts	$—	$561,921	$—	$561,921
Derivative liabilities	13,566	3,531	—	17,097
Total liabilities	$13,566	$565,452	$—	$579,018

	Recurring Fair Value Measurements
	At December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,256,727	$—	$12,256,727
Trading securities	1,000,180	—	—	1,000,180
Mortgage loans held-for-sale	—	119,855	424,726	544,581
Mortgage loans held-for-investment in securitization trusts	—	792,390	—	792,390
Mortgage servicing rights	—	—	514,402	514,402
Derivative assets	33,425	516,434	—	549,859
Total assets	$1,033,605	$13,685,406	$939,128	$15,658,139
Liabilities
Collateralized borrowings in securitization trusts	$—	$639,731	$—	$639,731
Derivative liabilities	125	21,956	—	22,081
Total liabilities	$125	$661,687	$—	$661,812

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2014, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

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
Securities for which market quotations are readily available are valued at the bid price (in the case of long positions) or the ask price (in the case of short positions) at the close of trading on the date as of which value is determined. Exchange-traded securities for which no bid or ask price is available are valued at the last traded price. OTC derivative contracts, including interest rate swaps, swaptions, credit default swaps and Markit IOS total return swaps, are valued by the Company using observable inputs, specifically quotations received from third-party pricing providers, and are therefore classified within Level 2.

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

	Level 3 Recurring Fair Value Measurements
	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
(in thousands)	Mortgage Loans Held-For-Sale		Mortgage Servicing Rights		Mortgage Loans Held-For-Sale		Mortgage Servicing Rights
Beginning of period level 3 fair value	$20,097		$476,663		$424,726		$514,402
Gains/(losses) included in net income:
Realized gains (losses)	(425)		(13,916)		3,008		(26,427)
Unrealized gains (losses)	(1,529)	(1)	(15,655)	(3)	(4,212)	(1)	(35,905)	(3)
Total net gains/(losses) included in net income	(1,954)		(29,571)		(1,204)		(62,332)
Other comprehensive income	—		—		—		—
Purchases	7,594		53,013		14,558		54,293
Sales	—		—		(405,584)		—
Settlements	(2,940)		385		(9,699)		(5,873)
Gross transfers into level 3	—		—		—		—
Gross transfers out of level 3	—		—		—		—
End of period level 3 fair value	$22,797		$500,490		$22,797		$500,490
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(1,935)	(2)	$(15,655)	(4)	$(5,807)	(2)	$(35,905)	(4)
___________________

(1)
For the three and six months ended June 30, 2014, the change in unrealized gains or losses on mortgage loans held-for-sale was recorded in (loss) gain on mortgage loans held-for-sale on the condensed consolidated statements of comprehensive income.

(2)
For the three and six months ended June 30, 2014, the change in unrealized gains or losses on mortgage loans held-for-sale that were held at the end of the reporting period were recorded in (loss) gain on mortgage loans held-for-sale on the condensed consolidated statements of comprehensive income.

(3)
For the three and six months ended June 30, 2014, the change in unrealized gains or losses on MSR were recorded in loss on servicing asset on the condensed consolidated statements of comprehensive income.

(4)
For the three and six months ended June 30, 2014, the change in unrealized gains or losses on MSR that were held at the end of the reporting period were recorded in loss on servicing asset on the condensed consolidated statements of comprehensive income.

The Company did not incur transfers between Level 1, Level 2 or Level 3 for the six months ended June 30, 2014. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The table below presents information about the significant unobservable inputs used in the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at June 30, 2014:

	As of June 30, 2014
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Range			Wtd Avg
Mortgage servicing rights	$500,490	Discounted cash flow	Constant prepayment speed	11	-	14%	12.5%
			Delinquency	1	-	7%	4.0%
			Discount rate	8	-	12%	10.0%
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
The Company also elected the fair value option for the equity securities previously carried on the condensed consolidated balance sheet, which consisted solely of shares of Silver Bay common stock. The Company determined fair value of these equity securities based on the closing market price at period end. Fair value adjustments were reported in gain (loss) on investment securities on the condensed consolidated statements of comprehensive income.
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

(in thousands)	Changes included in the Condensed Consolidated Statements of Comprehensive Income
Three Months Ended June 30,	Interest income (expense)		Gain (loss) on investment securities	Gain (loss) on mortgage loans held-for-sale	Other income	Total included in net (loss) income	Change in fair value due to credit risk
2014
Assets
Mortgage loans held-for-sale	$2,699	(1)	$—	$7,638	$—	$10,337	$1,036	(3)
Mortgage loans held-for-investment in securitization trusts	7,761	(1)	—	—	36,631	44,392	—	(2)
Liabilities
Collateralized borrowings in securitization trusts	(5,592)		—	—	(15,802)	(21,394)	—	(2)
Total	$4,868		$—	$7,638	$20,829	$33,335	$1,036
2013
Assets
Mortgage loans held-for-sale	$4,794	(1)	$—	$(14,840)	$—	$(10,046)	$—	(3)
Mortgage loans held-for-investment in securitization trusts	4,369	(1)	—	—	(16,755)	(12,386)	—	(2)
Liabilities
Collateralized borrowings in securitization trusts	(2,169)		—	—	18,313	16,144	—	(2)
Total	$6,994		$—	$(14,840)	$1,558	$(6,288)	$—

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(in thousands)	Changes included in the Condensed Consolidated Statements of Comprehensive Income
Six Months Ended June 30,	Interest income (expense)		(Loss) gain on investment securities	(Loss) gain on mortgage loans held-for-sale	Other income	Total included in net (loss) income	Change in fair value due to credit risk
2014
Assets
Mortgage loans held-for-sale	$7,285	(1)	$—	$4,874	$—	$12,159	$1,069	(3)
Mortgage loans held-for-investment in securitization trusts	15,654	(1)	—	—	38,606	54,260	—	(2)
Liabilities
Collateralized borrowings in securitization trusts	(10,945)		—	—	(17,463)	(28,408)	—	(2)
Total	$11,994		$—	$4,874	$21,143	$38,011	$1,069
2013
Assets
Equity securities	$—		$7,843	$—	$—	$7,843	$—	(2)
Mortgage loans held-for-sale	6,112	(1)	—	(804)	—	5,308	—	(3)
Mortgage loans held-for-investment in securitization trusts	6,023	(1)	—	—	(24,757)	(18,734)	—	(2)
Liabilities
Collateralized borrowings in securitization trusts	(2,987)		—	—	32,604	29,617	—	(2)
Total	$9,148		$7,843	$(804)	$7,847	$24,034	$—
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

	June 30, 2014		December 31, 2013
(in thousands)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Mortgage loans held-for-sale
Total loans	$398,302	$399,841	$680,840	$544,581
Nonaccrual loans	$11,723	$6,823	$80,486	$62,185
Loans 90+ days past due	$10,803	$6,239	$63,152	$48,786
Mortgage loans held-for-investment in securitization trusts
Total loans	$786,208	$804,666	$812,538	$792,390
Nonaccrual loans	$—	$—	$—	$—
Loans 90+ days past due	$—	$—	$—	$—
Collateralized borrowings in securitization trusts
Total borrowings	$583,035	$561,921	$686,233	$639,731
____________________

(1)	Excludes accrued interest receivable.

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

•
The carrying value of repurchase agreements and FHLB advances that mature in less than one year generally approximates fair value due to the short maturities. The Company holds $93.2 million of repurchase agreements and $1.5 billion of FHLB advances that are considered long-term. The Company’s long-term repurchase agreements and FHLB advances have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities	$13,108,251	$13,108,251	$12,256,727	$12,256,727
Trading securities	$1,002,422	$1,002,422	$1,000,180	$1,000,180
Mortgage loans held-for-sale	$399,841	$399,841	$544,581	$544,581
Mortgage loans held-for-investment in securitization trusts	$804,666	$804,666	$792,390	$792,390
Mortgage servicing rights	$500,490	$500,490	$514,402	$514,402
Cash and cash equivalents	$1,182,696	$1,182,696	$1,025,487	$1,025,487
Restricted cash	$286,965	$286,965	$401,647	$401,647
Derivative assets	$331,601	$331,601	$549,859	$549,859
Equity investments	$3,000	$3,000	$—	$—
Liabilities
Repurchase agreements	$11,391,187	$11,391,187	$12,250,450	$12,250,450
Collateralized borrowings in securitization trusts	$561,921	$561,921	$639,731	$639,731
Federal Home Loan Bank advances	$1,500,000	$1,500,000	$—	$—
Derivative liabilities	$17,097	$17,097	$22,081	$22,081

Note 16. Repurchase Agreements
As of June 30, 2014, the Company had outstanding $11.4 billion of repurchase agreements, including repurchase agreements funding the Company’s U.S. Treasuries of $1.0 billion. Excluding the debt associated with the Company’s U.S. Treasuries and the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.69% and weighted average remaining maturities of 68 days as of June 30, 2014. As of December 31, 2013, the Company had outstanding $12.3 billion of repurchase agreements, including repurchase agreements funding the Company’s U.S. Treasuries of $997.5 million. Excluding the debt associated with the Company’s U.S. Treasuries and the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.75% and weighted average remaining maturities of 72 days as of December 31, 2013. As of June 30, 2014 and December 31, 2013, the debt associated with the Company’s U.S. Treasuries had a weighted average borrowing rate of 0.14% and 0.03%, respectively.
At June 30, 2014 and December 31, 2013, the repurchase agreement balances were as follows:

(in thousands)	June 30, 2014	December 31, 2013
Short-term	$11,297,967	$12,050,450
Long-term	93,220	200,000
Total	$11,391,187	$12,250,450

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At June 30, 2014 and December 31, 2013, the repurchase agreements had the following characteristics:

(dollars in thousands)	June 30, 2014		December 31, 2013
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Amount Outstanding	Weighted Average Borrowing Rate
U.S. Treasuries	$1,000,000	0.14%	$997,500	0.03%
Agency RMBS	8,345,624	0.39%	9,109,510	0.46%
Non-Agency RMBS (1)	1,750,875	1.90%	1,829,709	2.01%
Agency derivatives	154,485	1.02%	166,438	1.05%
Mortgage loans held-for-sale	140,203	2.92%	147,293	2.85%
Total	$11,391,187	0.64%	$12,250,450	0.69%
____________________

(1)	Includes repurchase agreements collateralized by retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

At June 30, 2014 and December 31, 2013, the repurchase agreements had the following remaining maturities:

(in thousands)	June 30, 2014	December 31, 2013
Within 30 days	$3,919,878	$3,831,917
30 to 59 days	3,050,774	2,013,733
60 to 89 days	1,089,079	2,225,967
90 to 119 days	1,027,083	1,386,371
120 to 364 days	1,211,153	1,594,962
Open maturity (1)	1,000,000	997,500
One year and over (2)	93,220	200,000
Total	$11,391,187	$12,250,450
____________________

(1)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(2)	One year and over includes repurchase agreements with maturity dates of June 27, 2017.

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	June 30, 2014	December 31, 2013
Available-for-sale securities, at fair value	$11,470,783	$12,295,302
Trading securities, at fair value	1,002,422	1,000,180
Mortgage loans held-for-sale, at fair value	174,255	200,839
Net economic interests in consolidated securitization trusts (1)	38,156	—
Cash and cash equivalents	15,000	15,000
Restricted cash	62,332	201,194
Due from counterparties	31,674	21,579
Derivative assets, at fair value	203,209	216,365
Total	$12,997,831	$13,950,459
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

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
The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at June 30, 2014 and December 31, 2013:

	June 30, 2014				December 31, 2013
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Barclays Capital Inc.	$1,349,730	$375,863	9%	90.7	$1,453,396	$302,744	8%	74.6
All other counterparties (2) (3)	9,041,457	1,232,788	30%	65.1	9,799,554	1,372,086	36%	71.9
Total	$10,391,187	$1,608,651			$11,252,950	$1,674,830
____________________

(1)
Represents the net carrying value of the securities and mortgage loans held-for-sale sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. At June 30, 2014, the Company had $8.0 million in payables due to broker counterparties for unsettled securities purchases. The payables are not included in the amounts presented above. At December 31, 2013, the Company did not have any payables due to broker counterparties for unsettled securities purchases..

(2)	Excludes $1.0 billion and $997.5 million of repurchase agreements collateralized by U.S. Treasuries with a rolling 1-day maturity as of June 30, 2014 and December 31, 2013, respectively.

(3)	Represents amounts outstanding with 23 and 19 counterparties at June 30, 2014 and December 31, 2013, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties.

Note 17. Collateralized Borrowings in Securitization Trusts, at Fair Value
During 2013, the Company purchased subordinated debt and excess servicing rights from two securitization trusts, one sponsored by a third party and one sponsored by one of the Company’s subsidiaries. The debt associated with the underlying residential mortgage loans held by the trusts, which are consolidated on the Company’s condensed consolidated balance sheet, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. As of June 30, 2014 and December 31, 2013, collateralized borrowings in securitization trusts had a carrying value of $561.9 million and $639.7 million with a weighted average interest rate of 2.8% as of both period ends. The stated maturity dates for all collateralized borrowings were more than five years from both June 30, 2014 and December 31, 2013.

Note 18. Federal Home Loan Bank of Des Moines Advances
In December 2013, the Company’s wholly owned subsidiary, TH Insurance Holdings, was accepted for membership in the FHLB. As a member of the FHLB, TH Insurance Holdings has access to a variety of products and services offered by the FHLB, including secured advances. As of June 30, 2014, TH Insurance Holdings had $1.5 billion in outstanding secured advances with a weighted average borrowing rate of 0.4%, with no additional availability to borrow. To the extent TH Insurance Holdings has unused capacity, it may be adjusted at the sole discretion of the FHLB. As of December 31, 2013, TH Insurance Holdings had not requested any secured advances and had $1.0 billion of available uncommitted credit for borrowings.
The ability to borrow from the FHLB is subject to the Company’s continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB. Each advance requires approval by the FHLB and is secured by collateral in accordance with the FHLB’s credit and collateral guidelines, as may be revised from time to time by the FHLB. Eligible collateral may include conventional 1-4 family residential mortgage loans, Agency RMBS and non-Agency RMBS with an A rating and above.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At June 30, 2014, FHLB advances had the following remaining maturities:

(in thousands)	June 30, 2014
≤ 3 months	$2,500
> 3 and ≤ 6 months	—
> 6 and ≤ 12 months	33,738
> 12 and ≤ 24 months	—
> 24 months (1)	1,463,762
Total	$1,500,000
____________________

(1)	Greater than 24 months includes FHLB advances with maturity dates ranging from January 17, 2017 to June 21, 2019.

The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of FHLB advances:

(in thousands)	June 30, 2014
Available-for-sale securities, at fair value	$1,355,320
Mortgage loans held-for-sale, at fair value	116,149
Net economic interests in consolidated securitization trusts (1)	181,578
Restricted cash	250
Total	$1,653,297
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

The FHLB retains the right to mark the underlying collateral for FHLB advances to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral. In addition, as a condition to membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB. At June 30, 2014 and December 31, 2013, the Company had stock in the FHLB totaling $60.0 million and $10,000, respectively, which is included in other assets on the condensed consolidated balance sheet at June 30, 2014 and December 31, 2013.

Note 19. Stockholders’ Equity
Distributions to Stockholders
The following table presents cash dividends declared by the Company on its common stock during the three months ended June 30, 2014, and the four immediately preceding quarters:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
June 17, 2014	July 2, 2014	July 22, 2014	$0.26
March 17, 2014	March 31, 2014	April 21, 2014	$0.26
December 17, 2013	December 27, 2013	December 31, 2013	$0.26
September 11, 2013	September 26, 2013	October 23, 2013	$0.28
June 18, 2013	June 28, 2013	July 23, 2013	$0.31

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
Accumulated Other Comprehensive Income
Accumulated other comprehensive income at June 30, 2014 and December 31, 2013 was as follows:

(in thousands)	June 30, 2014	December 31, 2013
Available-for-sale securities, at fair value
Unrealized gains	$897,043	$697,779
Unrealized losses	(79,413)	(253,044)
Accumulated other comprehensive income	$817,630	$444,735

Reclassifications out of Accumulated Other Comprehensive Income
The following table summarizes reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013:

(in thousands)	Affected Line Item in the Condensed Consolidated Statements of Comprehensive Income	Amount Reclassified out of Accumulated Other Comprehensive Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Other-than-temporary-impairments on AFS securities	Total other-than-temporary impairment losses	$—	$1,426	$212	$1,662
Realized (gains) losses on sales of AFS securities	(Loss) gain on investment securities	(20,952)	(45,143)	22,228	(63,918)
		$(20,952)	$(43,717)	$22,440	$(62,256)

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
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitation detailed in the plan prospectus. An aggregate of 7.5 million shares of the Company’s common stock were originally reserved for issuance under the plan. As of June 30, 2014, 179,722 shares have been issued under the plan for total proceeds of approximately $1.9 million, of which 12,694 and 23,474 shares were issued for total proceeds of $130,652 and $240,792 during the three and six months ended June 30, 2014, respectively. During the three and six months ended June 30, 2013, 16,207 and 41,664 shares were issued under the plan for total proceeds of $184,264 and $508,069, respectively.
Share Repurchase Program
On October 5, 2011, the Company’s board of directors authorized a share repurchase program, which allows the Company to repurchase up to 10,000,000 shares of its common stock. On November 14, 2012, the board of directors authorized an

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

increase in the share repurchase program of 15,000,000, for a total of 25,000,000 shares. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. As of June 30, 2014, 2,450,700 shares had been repurchased by the Company under the program for a total cost of $23.9 million; however, no shares were repurchased during the three and six months ended June 30, 2014. During the three and six months ended June 30, 2013, 1,000,000 shares were repurchased by the Company for a total cost of $10.5 million.
At-the-Market Offering
On May 25, 2012, the Company entered into an equity distribution agreement under which the Company may sell up to an aggregate of 20,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of June 30, 2014, 7,585,869 shares of common stock have been sold under the equity distribution agreement for total accumulated net proceeds of approximately $77.6 million; however, no shares were sold during the three and six months ended June 30, 2014 and 2013.
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
At 5:00 p.m. EST on November 7, 2013, 3,580,279 warrants expired pursuant to the terms of the warrant agreement. No warrants remained outstanding as of June 30, 2014.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company’s Plan provides for grants of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, subject to a ceiling of 3,000,000 shares available for issuance under the Plan. The Plan allows for the Company’s board of directors to expand the types of awards available under the Plan to include long-term incentive plan units in the future. If an award granted under the Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless earlier terminated by the Company’s board of directors, no new award may be granted under the Plan after the tenth anniversary of the date that such Plan was initially approved by the Company’s board of directors. No award may be granted under the Plan to any person who, assuming payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.
On May 21, 2013 and May 20, 2014, the Company granted 36,335 and 54,799 shares of restricted common stock, respectively, to its independent directors pursuant to the Plan. The estimated fair value of these awards was $11.56 and $10.31 per share, respectively, based on the closing price of the Company’s common stock on such date. The grants vested immediately.
On May 29, 2013 and February 5, 2014, the Company granted 1,020,969 and 1,103,162 shares of restricted common stock, respectively, to its executive officers and other key employees of PRCM Advisers pursuant to the Plan. The estimated fair value of these awards was $11.23 and $9.79 per share on grant date, based on the closing market price of the Company’s common stock on the NYSE on such date. However, as the cost of these awards is measured at fair value at each reporting date based on the price of the Company’s stock as of period end in accordance with ASC 505, Equity, or ASC 505, the fair value of these awards as of June 30, 2014 was $10.48 per share based on the closing market price of the Company’s common stock on the NYSE on such date. The grants vest in three equal annual installments commencing on the date of the grant, as long as such grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.
The following table summarizes the activity related to restricted common stock for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013
(in thousands)	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	1,024,454	$11.22	25,325	$9.69
Granted	1,157,961	9.81	1,057,304	11.24
Vested	(395,981)	(10.43)	(56,621)	(10.92)
Forfeited	(5,684)	(10.46)	—	—
Outstanding at End of Period	1,780,750	$10.55	1,026,008	$11.22

For the three and six months ended June 30, 2014, the Company recognized compensation costs related to restricted common stock of $3.7 million and $6.8 million, respectively. For the three and six months ended June 30, 2013, the Company recognized compensation costs related to restricted common stock of $975,331 and $998,768, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 21. Other Operating Expenses
Components of the Company’s other operating expenses for the three and six months ended June 30, 2014 and 2013, are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Other operating expenses:
General and administrative	$13,827	$7,603	$26,349	$12,284
Directors and officers’ insurance	242	201	485	402
Professional fees	882	1,375	2,651	3,023
Total other operating expenses	$14,951	$9,179	$29,485	$15,709

Note 22. Income Taxes
For the three and six months ended June 30, 2014 and 2013, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C-Corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
During the three and six months ended June 30, 2014, the Company’s TRSs recognized a benefit from income taxes of $23.3 million and $57.2 million, respectively, which was primarily due to losses incurred on derivative instruments held in the Company’s TRSs. During the three and six months ended June 30, 2013, the Company’s TRSs recognized a provision for income taxes of $49.1 million and $54.1 million, respectively, which was primarily due to income generated from derivative instruments held in the Company’s TRSs.
Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements of a contingent tax liability for uncertain tax positions.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 23. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share, or EPS, for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2014	2013	2014	2013
Numerator:
Net income from continuing operations	$39,657	$387,621	$10,512	$529,960
Income from discontinued operations	—	1,016	—	2,393
Net income	$39,657	$388,637	$10,512	$532,353
Denominator:
Weighted average common shares outstanding	364,078,669	365,199,790	363,996,652	335,395,275
Weighted average restricted stock shares	1,999,455	389,510	1,849,643	208,422
Basic weighted average shares outstanding	366,078,124	365,589,300	365,846,295	335,603,697
Dilutive weighted average warrants	—	467,903	—	1,073,347
Diluted weighted average shares outstanding	366,078,124	366,057,203	365,846,295	336,677,044
Basic Earnings Per Share:
Continuing operations	$0.11	$1.06	$0.03	$1.58
Discontinued operations	—	—	—	0.01
Net income	$0.11	$1.06	$0.03	$1.59
Diluted Earnings Per Share:
Continuing operations	$0.11	$1.06	$0.03	$1.57
Discontinued operations	—	—	—	0.01
Net income	$0.11	$1.06	$0.03	$1.58

No warrants were outstanding during the three and six months ended June 30, 2014; however, during the three and six months ended June 30, 2013, the weighted average market value per share of the Company’s common stock was above the exercise price of the warrants, making the warrants dilutive.

Note 24. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with the Management Agreement with PRCM Advisers, the Company incurred $12.2 million and $24.3 million as a management fee to PRCM Advisers for the three and six months ended June 30, 2014, respectively, and $12.6 million and $21.7 million as a management fee to PRCM Advisers for the three and six months ended June 30, 2013, respectively, which represents approximately 1.5% of stockholders’ equity on an annualized basis as defined by the Management Agreement. For purposes of calculating the management fee, stockholders’ equity is adjusted to exclude any common stock repurchases as well as any unrealized gains, losses or other items that do not affect realized net income, among other adjustments, in accordance with the Management Agreement. Management fees for the three and six months ended June 30, 2013 were reduced by $40,000 and $4.3 million, respectively, on the condensed consolidated statements of comprehensive income in accordance with the contribution transaction entered into with Silver Bay. See further discussion of this adjustment below. In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $3.9 million and $7.2 million for the three and six months ended June 30, 2014, respectively, and $2.5 million and $4.5 million for the three and six months ended June 30, 2013, respectively.
The Company has established an accounts payable function and direct relationships with the majority of its third-party vendors. The Company will continue to have certain costs allocated to it by PRCM Advisers for compensation, data services and proprietary technology, but most direct expenses with third-party vendors are paid directly by the Company.
The Company recognized $3.7 million and $6.8 million of compensation expense during the three and six months ended June 30, 2014, respectively, related to restricted common stock. The Company recognized $975,331 and $998,768 of

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

compensation expense during the three and six months ended June 30, 2013, respectively, related to restricted common stock. See Note 20 - Equity Incentive Plan for additional information.
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
On December 19, 2012, the Company completed the contribution of its portfolio of single family rental properties to Silver Bay, a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. The Company contributed its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay, and in exchange for its contribution, received shares of common stock of Silver Bay. Silver Bay completed its IPO of its common stock on December 19, 2012. See Note 4 - Discontinued Operations for additional information. In connection with the closing of the contribution, the acquisition services agreement, property management agreement and side letter agreement referenced above were each terminated, except for certain designated provisions (e.g., protection of confidential information and indemnification), which the parties agreed would survive the termination. Not included in the gain that was recorded on the contribution in 2012 are certain adjustments recognized in 2013. These include an installment sales gain of approximately $4.0 million from Silver Bay, a reduction of 2013 management fees payable to PRCM Advisers of $4.3 million, and an immaterial amount of additional working capital adjustments determined in accordance with the contribution agreement entered into with Silver Bay. Of these amounts, $1.0 million and $2.3 million of the installment sales gain was recorded in gain on contribution of entity within discontinued operations for the three and six months ended June 30, 2013, and the full $4.3 million of the reduction of 2013 management fees payable to PRCM Advisers was recorded within management fees, on the condensed consolidated statements of comprehensive income for the six months ended June 30, 2013, respectively.

Note 25. Subsequent Events
Events subsequent to June 30, 2014, were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these Condensed Consolidated Financial Statements.

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
We believe our hybrid Agency and non-Agency RMBS investment model allows management to allocate capital across various sectors within the residential mortgage market, with a focus on security selection and the implementation of a relative value investment approach. Capital allocation decisions factor in the opportunities in the marketplace, cost of financing and cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, asset allocation reflects management’s opportunistic approach to investing in the marketplace.
During the three months ended June 30, 2014, we did not significantly modify our RMBS asset allocation between Agency and non-Agency RMBS. The following table provides the RMBS asset allocation between Agency and non-Agency RMBS as of June 30, 2014 and the four immediately preceding period ends:

	As of
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Agency RMBS	77.0%	78.1%	77.9%	77.1%	80.5%
Non-Agency RMBS	23.0%	21.9%	22.1%	22.9%	19.5%

As our RMBS asset allocation shifts, our annualized yields and cost of financing shifts. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts; for example, uncertainty of prepayment speeds, extension risk and credit events.

For the three months ended June 30, 2014, our net interest spread realized on aggregate Agency and non-Agency RMBS was generally consistent with prior periods. The increase in yields on Agency RMBS was predominantly driven by slower prepayments on premium-priced RMBS and interest-only products. This was offset by lower yields on our non-Agency RMBS due to the sale of bonds at higher yields that we believe had reached maximum value, which were replaced with bonds at lower yields. The following table provides the average annualized yield on our Agency and non-Agency RMBS for the three months ended June 30, 2014, and the four immediately preceding quarters:

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Average annualized yields (1)
Agency RMBS	3.4%	3.3%	3.1%	2.8%	2.7%
Non-Agency RMBS	8.7%	9.1%	8.9%	9.0%	9.1%
Aggregate RMBS	4.4%	4.3%	4.2%	4.0%	3.7%
Cost of financing (2)	1.3%	1.2%	1.1%	1.2%	1.2%
Net interest spread	3.1%	3.1%	3.1%	2.8%	2.5%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

The following table provides the average annualized yield expected on our Agency and non-Agency RMBS as of June 30, 2014, and the four immediately preceding period ends:

	As of
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Average annualized yields (1)
Agency RMBS	3.2%	3.2%	3.0%	2.9%	2.8%
Non-Agency RMBS	8.6%	9.0%	9.0%	9.0%	9.1%
Aggregate RMBS	4.2%	4.2%	4.1%	4.1%	3.8%
Cost of financing (2)	1.3%	1.2%	1.1%	1.2%	1.2%
Net interest spread	2.9%	3.0%	3.0%	2.9%	2.6%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

During the three months ended June 30, 2014, we continued to develop our strategic initiatives, which stem from the changing opportunities in the residential mortgage marketplace, including a mortgage loan conduit and securitization platform and an MSR platform. Within our mortgage loan conduit and securitization platform, we acquire prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions with the intent to securitize the loans through the issuance of non-Agency mortgage-backed securities. Within our MSR platform, we purchase the right to service mortgage loans from high-quality originators and contract with fully licensed third-party subservicers to handle all servicing functions for the underlying loans.
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
On December 19, 2012, we completed the contribution of our portfolio of single-family rental properties to Silver Bay Realty Trust Corp., or Silver Bay, a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single family residential properties for rental income and long-term capital appreciation. We contributed our equity interests in the wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay, and in exchange for the contribution, received shares of common stock of Silver Bay. Silver Bay completed its initial public offering, or IPO, of its common stock on December 19, 2012. Because we will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the three and six months ended June 30, 2013. No remaining associated operating results were recognized during the three and six months ended June 30, 2014.

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

We follow the fair value hierarchy set forth above in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we will attempt to obtain Level 2 inputs, observable market prices in inactive markets or derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs and independent pricing service models to estimate fair value measurements. At June 30, 2014, approximately 90.6% of total assets, or $16.1 billion, and approximately 4.2% of total liabilities, or $579.0 million, consisted of financial instruments recorded at fair value. As of June 30, 2014, we had $523.3 million, or 2.9% of total assets, reported at fair value using Level 3 inputs. See Note 15 - Fair Value to the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.
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
For the three and six months ended June 30, 2014, our unrealized fair value losses on interest rate swap and swaption agreements, which are accounted for as derivative trading instruments under U.S. GAAP, negatively affected our financial results. The change in fair value of the interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three and six months ended June 30, 2014. Our financial results for the three and six months ended June 30, 2014 were positively affected by unrealized fair value gains on certain U.S. Treasuries classified as trading instruments due to their short-term investment objectives and mortgage loans held-for-sale. Unrealized losses on MSR, however, negatively affected our financial results. For the three and six months ended June 30, 2013, our unrealized fair value gains on interest rate swap and swaption agreements positively affected our financial results. The change in fair value of the interest rate swaps was a result of the realization of losses on interest rates swaps unwound and subsequent resetting of interest rate swaps at more favorable rates, combined with changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three and six months ended June 30, 2013. Our financial results for the three and six months ended June 30, 2013 were negatively affected by unrealized fair value losses on certain U.S. Treasuries classified as trading instruments and mortgage loans held-for-sale. In addition, our financial results for the three and six months ended June 30, 2014 and 2013 were affected by the unrealized gains and losses of certain other derivative instruments that were accounted for as trading derivative instruments, i.e., credit default swaps, TBAs, put and call options for TBAs, constant maturity swaps, inverse interest-only securities and forward mortgage loan purchase commitments. Any temporary change in the fair value of our available-for-sale securities is recorded as a component of accumulated other comprehensive income and does not impact our earnings.
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

Market Conditions and Outlook
The key macroeconomic factors that impact our business are home prices, interest rates and employment. Home price performance is particularly important to our non-Agency portfolio. We continue to see signs of stabilization and improvements in housing prices. Forecasts call for a continuation of home price appreciation over the next several years, albeit at a slower pace than in the recent past. Despite the improvement in housing prices, many borrowers’ loan-to-value, or LTV, ratios remain high and have the effect of limiting a borrower’s ability to refinance despite low rates and government policy programs that promote refinancing. Interest rates have risen slightly from low levels observed in early 2013 due, in part, to modestly improving employment statistics and other economic indicators, but remain at historically low levels. The low interest rate environment is expected to persist, as the Federal Reserve indicated it will likely keep short-term interest rates at “exceptionally low levels” well past the time unemployment falls below 5.5%, especially if inflation stays below its 2% target as expected. A low Federal Funds Target Rate is expected to benefit funding costs for the next few years. Additionally, in December 2013, the Federal Reserve announced plans to modestly reduce the pace of its asset purchases, first by lowering monthly purchases in January 2014 from $85 billion to $75 billion. Monthly purchases were later reduced by $10 billion at each subsequent meeting, declining to $35 billion following the June 2014 meeting. As widely speculated, the Federal Reserve officially announced that the final reduction in its asset purchases will occur following its October meeting, assuming the economy continues to progress as expected. Employment trends have begun to improve; however, current unemployment and underemployment levels remain stubbornly high. Other than LTV ratios, employment is the most powerful determinant of a homeowner’s ongoing likelihood to pay their mortgage.
Overall, the U.S. economy continues to navigate headwinds that include global economic lethargy, the ongoing European debt crisis, elevated unemployment and underemployment numbers, stagnant wage inflation and a struggling housing market, which, despite a modest recovery in home prices and homeowner equity, remains bloated with a backlog of homes in the foreclosure process.
The first six months of 2014 continued to produce a number of regulatory and legislative actions in an effort to improve economic conditions and increase liquidity in the financial markets as well as other actions related to the fall-out from the financial and foreclosure crises. Regulatory actions that could affect the value and availability of our target assets, either positively or negatively, include attempts by the U.S. government to further streamline the refinancing process to allow more borrowers to refinance into lower interest rate mortgage loans; the streamlined loan modification initiative for borrowers that are 90+ days delinquent implemented by the government sponsored entities, or GSEs; the REO-to-rental program supported by the GSEs; the extension of both the Home Affordable Modification Program, or HAMP, and the Home Affordable Refinance Program 2.0, or HARP 2.0, through 2015; and the strict “ability-to-repay” and “qualified mortgage” regulations promulgated by the Consumer Financial Protection Bureau, or the CFPB. There are also a number of impending legislative proposals related to the eventual wind-down or phase out of the GSEs, including the Corker-Warner bill, the Johnson-Crapo bill, and the Delaney-Carney-Himes Partnership to Strengthen Homeownership bill, all of which would replace the GSEs with a new government agency, the Federal Mortgage Insurance Corporation, or FMIC; the Housing Opportunities Move the Economy (HOME) Forward Act, which would replace the GSEs with a new lender-owned cooperative; and the Protecting American Taxpayers and Homeowners (PATH) Act, which would end the taxpayer-funded bailout of the GSEs while phasing them out within five years. It remains uncertain if any proposal will ultimately become legislation. The Federal Home Loan Banks recently implemented a voluntary three-month moratorium on the admission of new captive insurance companies as members. While this moratorium does not impact our subsidiary’s FHLB membership, we continue to closely monitor matters that could impact that relationship. Mortgage servicers continue to evaluate the impacts of the recent settlements with several state attorneys general and state and federal regulators over improper servicing and foreclosure practices and the adoption by several states of various legislation aimed at curtailing or modifying foreclosure processes. We will continue to monitor these and other regulatory and policy activities closely.
We believe our blended Agency and non-Agency strategies and our investing expertise, as well as our strategic initiatives, will allow us to better navigate the dynamic RMBS environment while future regulatory and policy activities take shape. Having a diversified portfolio allows us to mitigate a variety of risks, including interest rate and RMBS spread volatility. As such, we have diversified into several target assets that capitalize on our prepayment and credit expertise, including MSR and prime nonconforming residential mortgage loans.
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

The following table provides the carrying value of our RMBS portfolio by product type:

(dollars in thousands)	June 30, 2014		December 31, 2013
Agency
Fixed Rate	$9,503,019	71.4%	$8,490,788	68.0%
Hybrid ARMs	548,509	4.1%	1,006,621	8.1%
Total Agency	10,051,528	75.5%	9,497,409	76.1%
Agency Derivatives	204,773	1.5%	218,509	1.8%
Non-Agency
Senior	2,579,292	19.4%	2,282,132	18.3%
Mezzanine	469,478	3.5%	468,667	3.8%
Interest-only securities	7,953	0.1%	8,519	—%
Total Non-Agency	3,056,723	23.0%	2,759,318	22.1%
Total	$13,313,024		$12,475,236

Prepayment speeds and volatility due to interest rates
Our Agency RMBS portfolio is subject to inherent prepayment risk because, generally, a decline in interest rates that leads to rising prepayment speeds will cause the market value of our interest-only securities and MSR to deteriorate, but will cause the market value of our fixed coupon Agency pools to increase. The inverse relationship occurs when interest rates increase and prepayments slow. Housing prices have increased over the past few years, but are still generally much lower than at the peak of the housing market. This fact, combined with elevated unemployment rates and housing inventory, leads us to expect that there will not be a significant increase in prepayment speeds in the remainder of 2014. However, given the overall low level of interest rates and the extension of HARP 2.0 to the end of 2015, prepayment speeds, particularly due to refinancings, may increase on many RMBS. These government actions, combined with other potential government programs, could also lead to a further increase in prepayment speeds in RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio management approach, including our security selection process, positions us to ideally respond to a variety of market scenarios, including an overall faster prepayment environment.
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

The following tables provide the carrying value of our Agency RMBS portfolio by vintage and prepayment protection:

	As of June 30, 2014
	Agency RMBS AFS		Agency Derivatives	Total Agency RMBS
(dollars in thousands)	Fixed Rate	Hybrid ARMs
2006 and subsequent vintages	$1,454,241	$383,851	$—	$1,838,092	18%
Home equity conversion mortgages	1,791,285	—	—	1,791,285	18%
$85K Max Pools	1,746,584	—	—	1,746,584	17%
High LTV (predominantly MHA)	1,575,199	—	—	1,575,199	15%
Other low loan balances	1,201,721	—	—	1,201,721	12%
Low FICO	661,245	—	—	661,245	6%
Pre-pay lock-out or penalty-based	502,312	4,519	—	506,831	5%
Seasoned (2005 and prior vintages)	247,601	101,188	142,184	490,973	5%
2006 and subsequent vintages - discount	322,831	58,951	62,589	444,371	4%
Total	$9,503,019	$548,509	$204,773	$10,256,301	100%

	As of December 31, 2013
	Agency RMBS AFS		Agency Derivatives	Total Agency RMBS
(dollars in thousands)	Fixed Rate	Hybrid ARMs
2006 and subsequent vintages	$872,334	$519,047	$—	$1,391,381	14%
Home equity conversion mortgages	1,792,937	—	—	1,792,937	19%
$85K Max Pools	1,313,097	—	—	1,313,097	14%
High LTV (predominantly MHA)	2,319,464	—	—	2,319,464	24%
Other low loan balances	505,565	—	—	505,565	5%
Low FICO	679,336	—	—	679,336	7%
Pre-pay lock-out or penalty-based	495,796	6,551	—	502,347	5%
Seasoned (2005 and prior vintages)	270,549	110,324	148,221	529,094	5%
2006 and subsequent vintages - discount	241,710	370,699	70,288	682,697	7%
Total	$8,490,788	$1,006,621	$218,509	$9,715,918	100%

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
The following tables provide discount information on our non-Agency RMBS portfolio:

	As of June 30, 2014
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$3,673,514	$594,188	$307,600	$4,575,302
Unamortized discount
Designated credit reserve	(1,070,248)	(92,209)	—	(1,162,457)
Unamortized net discount	(619,682)	(136,148)	(300,470)	(1,056,300)
Amortized Cost	$1,983,584	$365,831	$7,130	$2,356,545

	As of December 31, 2013
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$3,496,359	$644,636	$333,358	$4,474,353
Unamortized discount
Designated credit reserve	(1,124,838)	(109,611)	—	(1,234,449)
Unamortized net discount	(594,726)	(151,187)	(325,646)	(1,071,559)
Amortized Cost	$1,776,795	$383,838	$7,712	$2,168,345

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
As of June 30, 2014, we had entered into repurchase agreements with 29 counterparties, 24 of which had outstanding balances at June 30, 2014, including two facilities that provide short-term financing for our mortgage loan collateral with outstanding balances at June 30, 2014. In addition, we held both short- and long-term secured advances from the FHLB at June 30, 2014. As of June 30, 2014, we had a total consolidated debt to equity ratio of 3.3 times. As of June 30, 2014, we had $1.2 billion in cash and cash equivalents, approximately $76.0 million of unpledged Agency securities and derivatives and $223.0 million of unpledged non-Agency securities and retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP. As a result, we had an overall estimated unused borrowing capacity on our unpledged RMBS and retained interests of approximately $204.7 million. We also had approximately $90.3 million of unpledged prime nonconforming residential mortgage loans and $19.1 million of unpledged CSL and an overall estimated unused borrowing capacity on unpledged mortgage loans held-for-sale of approximately $91.8 million. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than if we carried a higher leverage. Additionally, in January 2014 the Basel Committee announced it would loosen its leverage ratio definition for banks, which we believe may dispel any concern of increased volatility in the securities financing market in the near term. We will continue to monitor these and other regulatory and policy activities closely.
We also monitor exposure to our mortgage loan conduit and MSR counterparties. In connection with these transactions, we are required to make certain representations and warranties to the purchasers of the loans underlying the assets we own. If the representations and warranties that we are required to make to the purchasers of the underlying loans in these transactions are inaccurate, we may be obligated to repurchase certain mortgage loans, which may impact the profitability of these investments. Although we obtain representations and warranties from the counterparty from whom we acquired the relevant asset, if those representations and warranties do not directly mirror those we make to the purchaser of the underlying loans, or if we are unable to enforce the representations and warranties against the party for a variety of reasons, including the financial condition or insolvency of the counterparty, we may not be able to seek indemnification from our counterparties for any losses attributable to the breach.

Summary of Results of Operations and Financial Condition
Our reported GAAP net income was $39.7 million and $10.5 million ($0.11 and $0.03 per diluted weighted share) for the three and six months ended June 30, 2014, respectively, as compared to net income of $388.6 million and $532.4 million ($1.06 and $1.58 per diluted weighted share) for the three and six months ended June 30, 2013, respectively.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of securities do not impact our GAAP or taxable income but are recognized on our balance sheet as a change in stockholders’ equity under “accumulated other comprehensive income.” As a result of this fair value accounting through stockholders’ equity, we expect our net income to have less significant fluctuations and result in less GAAP to taxable income timing differences, than if the portfolio were accounted as trading instruments. For the three months ended June 30, 2014 and 2013, net unrealized gains on AFS securities recognized as other comprehensive income were $191.2 million and net unrealized losses on AFS securities recognized as other comprehensive loss were $534.7 million, respectively, which resulted in comprehensive income of $230.8 million for the three months ended June 30, 2014 as compared to comprehensive loss of $146.1 million for the three months ended June 30, 2013. For the six months ended June 30, 2014 and 2013, net unrealized gains on AFS securities recognized as other comprehensive income were $372.9 million and net unrealized losses on AFS securities recognized as other comprehensive loss were $430.5 million, respectively, which resulted in comprehensive income of $383.4 million for the six months ended June 30, 2014 as compared to $101.9 million for the six months ended June 30, 2013.
On June 17, 2014, we declared a cash dividend of $0.26 per diluted share. Our GAAP book value per diluted common share was $11.09 at June 30, 2014, an increase from $10.56 book value per diluted common share at December 31, 2013. During this six month period, we recognized an increase in accumulated other comprehensive income due to net unrealized gains on available-for-sale securities of $372.9 million driving the overall increase in book value, which was offset by cash dividends declared of $95.2 million.

The following tables present the components of our comprehensive income for the three and six months ended June 30, 2014 and 2013:

(in thousands, except share data)	Three Months Ended		Six Months Ended
Income Statement Data:	June 30,		June 30,
	2014	2013	2014	2013
Interest income:	(unaudited)		(unaudited)
Available-for-sale securities	$127,605	$134,651	$251,518	$264,943
Trading securities	1,940	1,261	3,866	2,525
Mortgage loans held-for-sale	2,699	4,794	7,285	6,112
Mortgage loans held-for-investment in securitization trusts	7,761	4,369	15,654	6,023
Cash and cash equivalents	144	250	361	557
Total interest income	140,149	145,325	278,684	280,160
Interest expense:
Repurchase agreements	18,603	22,553	39,175	45,571
Collateralized borrowings in securitization trusts	5,592	2,169	10,945	2,987
Federal Home Loan Bank advances	755	—	908	—
Total interest expense	24,950	24,722	51,028	48,558
Net interest income	115,199	120,603	227,656	231,602
Other-than-temporary impairment losses	—	(1,426)	(212)	(1,662)
Other income:
Gain (loss) on investment securities	37,688	50,863	(967)	77,831
(Loss) gain on interest rate swap and swaption agreements	(116,019)	259,826	(221,547)	278,798
(Loss) gain on other derivative instruments	(24,202)	62,283	(18,401)	45,621
Gain (loss) on mortgage loans held-for-sale	11,801	(35,142)	8,620	(20,819)
Servicing income	33,868	245	64,309	245
Loss on servicing asset	(29,571)	(45)	(62,331)	(45)
Other income	21,003	1,610	21,463	7,899
Total other (loss) income	(65,432)	339,640	(208,854)	389,530
Expenses:
Management fees	12,190	12,591	24,301	17,352
Securitization deal costs	—	—	—	2,028
Servicing expenses	6,229	307	11,454	338
Other operating expenses	14,951	9,179	29,485	15,709
Total expenses	33,370	22,077	65,240	35,427
Income (loss) from continuing operations before income taxes	16,397	436,740	(46,650)	584,043
(Benefit from) provision for income taxes	(23,260)	49,119	(57,162)	54,083
Net income from continuing operations	39,657	387,621	10,512	529,960
Income from discontinued operations	—	1,016	—	2,393
Net income	$39,657	$388,637	$10,512	$532,353

(in thousands)	Three Months Ended		Six Months Ended
Income Statement Data:	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Basic earnings per weighted average share:
Continuing operations	$0.11	$1.06	$0.03	$1.58
Discontinued operations	—	—	—	0.01
Net income	$0.11	$1.06	$0.03	$1.59
Diluted earnings per weighted average share:
Continuing operations	$0.11	$1.06	$0.03	$1.57
Discontinued operations	—	—	—	0.01
Net income	$0.11	$1.06	$0.03	$1.58
Dividends declared per share	$0.26	$0.31	$0.52	$0.63
Weighted average number of shares of common stock:
Basic	366,078,124	365,589,300	365,846,295	335,603,697
Diluted	366,078,124	366,057,203	365,846,295	336,677,044
Comprehensive income (loss):
Net income	$39,657	$388,637	$10,512	$532,353
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	191,160	(534,713)	372,895	(430,461)
Other comprehensive income (loss)	191,160	(534,713)	372,895	(430,461)
Comprehensive income (loss)	$230,817	$(146,076)	$383,407	$101,892

(in thousands)	June 30, 2014	December 31, 2013
Balance Sheet Data:
	(unaudited)

Available-for-sale securities	$13,108,251	$12,256,727
Total assets	$17,814,669	$17,173,862
Repurchase agreements	$11,391,187	$12,250,450
Federal Home Loan Bank advances	$1,500,000	$—
Total stockholders’ equity	$4,058,505	$3,854,995

Results of Operations
The following analysis focuses on the results generated during the three and six months ended June 30, 2014 and 2013.
Interest Income and Average Portfolio Yield
For the three and six months ended June 30, 2014, we recognized $127.6 million and $251.5 million, respectively, of interest income from our Agency and non-Agency RMBS AFS portfolio. Our RMBS AFS portfolio’s average amortized cost of securities was approximately $12.2 billion and $12.0 billion for the three and six months ended June 30, 2014, resulting in an annualized net yield of approximately 4.2% for both periods. For the three and six months ended June 30, 2013, we recognized $134.7 million and $264.9 million, respectively, of interest income from our Agency and non-Agency RMBS AFS portfolio. Our RMBS AFS portfolio’s average amortized cost of securities was approximately $14.6 billion and $13.9 billion for the three and six months ended June 30, 2013, resulting in an annualized net yield of approximately 3.7% and 3.8%, respectively.
For the three and six months ended June 30, 2014, we recognized $34.1 million and $65.9 million, respectively, of net premium amortization on our Agency RMBS AFS, including our interest-only securities. This resulted in an overall net asset yield of approximately 3.1% for both periods, excluding Agency Derivatives. For the three and six months ended June 30, 2014, we recognized $32.3 million and $64.1 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 8.7% and 8.8%, respectively. For the three and six months ended June 30, 2013, we recognized $46.8 million and $84.9 million, respectively, of net premium amortization on our Agency RMBS AFS, including our interest-only securities. This resulted in an overall net asset yield of approximately 2.7% and 2.8%, respectively, excluding Agency Derivatives. For the three and six months ended June 30, 2013, we recognized $37.2 million and

$72.5 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 9.1% for both periods. The increase in net yields on Agency RMBS AFS in the second quarter of 2014 compared to the second quarter of 2013 was predominantly driven by slower prepayments on premium-priced RMBS and interest-only products. However, the decrease in net yields on non-Agency RMBS was due to the sale of bonds at higher yields that we believe had reached maximum value, which were replaced with bonds at lower yields.
The following tables present the components of the net yield earned by investment type on our RMBS AFS portfolio as a percentage of our average amortized cost of securities (ratios for the periods have been annualized):

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Agency	Non-Agency	Consolidated	Agency	Non-Agency	Consolidated
Gross Yield/Stated Coupon	4.5%	3.1%	4.3%	4.5%	3.1%	4.2%
Net (Premium Amortization)/Discount Accretion	(1.4)%	5.6%	(0.1)%	(1.4)%	5.7%	—%
Net Yield (1)	3.1%	8.7%	4.2%	3.1%	8.8%	4.2%

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Agency	Non-Agency	Consolidated	Agency	Non-Agency	Consolidated
Gross Yield/Stated Coupon	4.2%	2.7%	4.0%	4.2%	2.8%	4.0%
Net (Premium Amortization)/Discount Accretion	(1.5)%	6.4%	(0.3)%	(1.4)%	6.3%	(0.2)%
Net Yield (1)	2.7%	9.1%	3.7%	2.8%	9.1%	3.8%
____________________

(1)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following tables provide the components of interest income and net asset yield by investment type on our RMBS AFS portfolio:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average amortized cost	$9,848,383	$2,311,797	$12,160,180	$9,763,230	$2,238,036	$12,001,266
Coupon interest	111,662	17,808	129,470	218,524	34,833	253,357
Net (premium amortization)/discount accretion	(34,118)	32,253	(1,865)	(65,923)	64,084	(1,839)
Interest income	$77,544	$50,061	$127,605	$152,601	$98,917	$251,518
Net asset yield	3.1%	8.7%	4.2%	3.1%	8.8%	4.2%

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average amortized cost	$12,216,046	$2,358,645	$14,574,691	$11,642,500	$2,300,230	$13,942,730
Coupon interest	128,136	16,119	144,255	245,496	31,853	277,349
Net (premium amortization)/discount accretion	(46,825)	37,221	(9,604)	(84,917)	72,511	(12,406)
Interest income	$81,311	$53,340	$134,651	$160,579	$104,364	$264,943
Net asset yield	2.7%	9.1%	3.7%	2.8%	9.1%	3.8%

For the three and six months ended June 30, 2014, we recognized $1.9 million and $3.9 million of interest income, respectively, associated with our trading U.S. Treasuries, or approximately 0.8% annualized net yield on average amortized cost for both periods. For the three and six months ended June 30, 2013, we recognized $1.3 million and $2.5 million of interest income, respectively, associated with our trading U.S. Treasuries, or approximately 0.5% annualized net yield on average amortized cost for both periods. The increase in yields on U.S. Treasuries for the three and six months ended June 30, 2014 as compared to the same periods in 2013, was the result of increases in Treasury rates.
For the three and six months ended June 30, 2014, we recognized $2.7 million and $7.3 million of interest income, respectively, associated with our mortgage loans held-for-sale, or approximately 4.3% and 4.0% annualized net yield on average carrying value. For the three and six months ended June 30, 2013, we recognized $4.8 million and $6.1 million of interest income, respectively, associated with our mortgage loans held-for-sale, or approximately 4.7% and 4.9% annualized net yield on average carrying value. The decrease in yields on mortgage loans held-for-sale for the three and six months ended June 30, 2014 as compared to the same period in 2013, was the result of the sale of substantially all of our CSL portfolio during the first quarter of 2014.
For the three and six months ended June 30, 2014, we recognized $7.8 million and $15.7 million of interest income associated with our mortgage loans held-for-investment in securitization trusts, or approximately 3.9% annualized net yield on average carrying value for both periods. For the three and six months ended June 30, 2013, we recognized $4.4 million and $6.0 million of interest income associated with our mortgage loans held-for-investment in securitization trusts, or approximately 4.1% annualized net yield on average carrying value for both respective periods. The decrease in yields on mortgage loans held-for-investment in securitization trusts for the three and six months ended June 30, 2014 as compared to the same periods in 2013, was generally the result of the securitization transaction completed in the third quarter of 2013 at a lower yield.
Interest Expense and the Cost of Funds
For the three and six months ended June 30, 2014, we recognized $18.1 million and $36.9 million, respectively, in interest expense on our borrowed funds collateralized by RMBS AFS. For the same three and six month periods, our average outstanding balance under repurchase agreements and FHLB advances to fund RMBS AFS was approximately $11.3 billion and $11.1 billion, respectively. The average cost of funds, excluding interest spread expense associated with interest rate swaps, for the three and six months ended June 30, 2014, was 0.6% and 0.7%, respectively. For the three and six months ended June 30, 2013, we recognized $21.4 million and $43.0 million, respectively, in interest expense on our borrowed funds collateralized by RMBS AFS. For the same three and six month periods, our average outstanding balance under repurchase agreements and FHLB advances to fund RMBS AFS was approximately $13.1 billion and $12.6 billion, respectively. The average cost of funds, excluding interest spread expense associated with interest rate swaps, for the three and six months ended June 30, 2013, was 0.7% for both periods. We have continued to replace a portion of our leverage on our Agency RMBS AFS under repurchase agreements with FHLB advances, resulting in a decrease in interest expense on all borrowed funds collateralized by RMBS AFS for the three and six months ended June 30, 2014, as compared to the same periods in 2013.
For the three and six months ended June 30, 2014, we recognized $0.6 million and $1.2 million, respectively, of interest expense associated with the financing of our U.S. Treasuries and Agency Derivatives, or an average cost of funds of approximately 0.2% for both periods. For the three and six months ended June 30, 2013, we recognized $0.9 million and $2.0 million, respectively, of interest expense associated with the financing of our U.S. Treasuries and Agency Derivatives, or an average cost of funds of approximately 0.3% for both periods.
For the three and six months ended June 30, 2014, we recognized $0.6 million and $2.0 million, respectively, of interest expense associated with the financing of our mortgage loans held-for-sale, or an average cost of funds of approximately 2.4% and 2.8%. For the three and six months ended June 30, 2013, we recognized $0.2 million and $0.5 million, respectively, of interest expense associated with the financing of our mortgage loans held-for-sale, or an average cost of funds of approximately 2.7% and 2.6%. The increase in interest expense associated with the financing of mortgage loans held-for-sale for the three and six months ended June 30, 2014, as compared to the same periods in 2013, was the result of an increase in the outstanding balance under repurchase agreements.
For the three and six months ended June 30, 2014, we also recognized $5.6 million and $10.9 million, respectively, of interest expense associated with the financing of our mortgage loans held-for-investment in securitization trusts, or an average cost of funds of approximately 3.5% and 3.3%. For the three and six months ended June 30, 2013, we also recognized $2.2 million and $3.0 million, respectively, of interest expense associated with the financing of our mortgage loans held-for-investment in securitization trusts, or an average cost of funds of approximately 2.2% for both periods. The increase in interest expense associated with the financing of mortgage loans held-for-investment in securitization trusts for the three and six months ended June 30, 2014, as compared to the same periods in 2013, was generally the result of the securitization transaction completed in the third quarter of 2013.
Net Interest Income
For the three and six months ended June 30, 2014, net interest income on our RMBS AFS portfolio was $109.5 million and $214.6 million, respectively, resulting in a net interest spread of approximately 3.6% and 3.5%, respectively. For the three and six months ended June 30, 2013, net interest income on our RMBS AFS portfolio was $113.3 million and $221.9 million, respectively, resulting in a net interest spread of approximately 3.0% and 3.1%, respectively. The increase in net interest spread across comparative periods was predominantly driven by slower prepayments due to the rising interest rate environment.

The following tables provide the interest income and expense incurred on our RMBS AFS portfolio in the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(dollars in thousands)	Agency(1)	Non-Agency	Total	Agency(1)	Non-Agency	Total
Average available-for-sale securities held (2)	$9,848,383	$2,311,797	$12,160,180	$9,763,230	$2,238,036	$12,001,266
Total interest income	$77,544	$50,061	$127,605	$152,601	$98,917	$251,518
Yield on average investment securities	3.1%	8.7%	4.2%	3.1%	8.8%	4.2%
Average balance of borrowings	$9,301,465	$1,965,593	$11,267,058	$9,177,489	$1,910,300	$11,087,789
Total interest expense (3) (4)	$9,383	$8,711	$18,094	$19,179	$17,707	$36,886
Average cost of funds (4)	0.4%	1.8%	0.6%	0.4%	1.9%	0.7%
Net interest income	$68,161	$41,350	$109,511	$133,422	$81,210	$214,632
Net interest rate spread	2.7%	6.9%	3.6%	2.7%	6.9%	3.5%

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(dollars in thousands)	Agency(1)	Non-Agency	Total	Agency(1)	Non-Agency	Total
Average available-for-sale securities held (2)	$12,216,046	$2,358,645	$14,574,691	$11,642,500	$2,300,230	$13,942,730
Total interest income	$81,311	$53,340	$134,651	$160,579	$104,364	$264,943
Yield on average investment securities	2.7%	9.1%	3.7%	2.8%	9.1%	3.8%
Average balance of borrowings	$11,849,280	$1,254,343	$13,103,623	$11,288,756	$1,274,469	$12,563,225
Total interest expense (3) (4)	$14,037	$7,356	$21,393	$27,867	$15,171	$43,038
Average cost of funds (4)	0.5%	2.3%	0.7%	0.5%	2.4%	0.7%
Net interest income	$67,274	$45,984	$113,258	$132,712	$89,193	$221,905
Net interest rate spread	2.2%	6.8%	3.0%	2.3%	6.7%	3.1%
____________________

(1)
Excludes Agency Derivatives. For the three and six months ended June 30, 2014, our average annualized yield on our Agency RMBS, including Agency Derivatives, was 3.4% for both periods, compared to 2.7% and 2.8% for the same periods in 2013.

(2)	Excludes change in realized and unrealized gains/(losses).

(3)	Cost of funds by investment type is based on the underlying investment type of the RMBS assigned as collateral.

(4)
Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive income. For the three and six months ended June 30, 2014, our average cost of funds, including interest spread expense associated with interest rate swaps and including Agency Derivatives (see footnote 1 above), was 1.3% for both periods, compared to 1.2% for both of the same periods in 2013.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three months ended June 30, 2014, we did not recognize any OTTI losses, but for the six months ended June 30, 2014, we recognized a total of $0.2 million in OTTI losses. For the three and six months ended June 30, 2013, we recognized $1.4 million and $1.7 million of OTTI losses, respectively. The decrease in OTTI during the three and six months ended June 30, 2014 compared to the same periods in 2013 was generally driven by recovery in the non-Agency market from June 30, 2013 to June 30, 2014. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 5 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements.
Gain (Loss) on Investment Securities
During the three and six months ended June 30, 2014, we sold AFS securities for $459.4 million and $1.3 billion with an amortized cost of $423.4 million and $1.3 billion, for net realized gains of $36.0 million and losses of $2.8 million, respectively. We also sold U.S. Treasuries for $44.8 million and $143.4 million with an amortized cost of $44.8 million and $143.0 million, resulting in realized losses of $7,031 and gains of $0.4 million, respectively, for three and six months ended June 30, 2014. During the three and six months ended June 30, 2013, we sold AFS securities for $189.7 million and

$986.4 million with an amortized cost of $137.3 million and $915.0 million, for net realized gains of $52.4 million and $71.4 million, respectively. We did not sell any U.S. Treasuries during the three and six months ended June 30, 2013. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that our management believes have higher risk-adjusted returns.
For the three and six months ended June 30, 2014, trading securities experienced a change in unrealized gains of $1.7 million and $1.5 million, respectively. For both the three and six months ended June 30, 2013, trading securities experienced a change in unrealized losses of $1.6 million. The increase in change in unrealized gains for the three and six months ended June 30, 2014, as compared to the same periods in 2013, was due primarily to the realization of losses on trading securities sold during the six months ended June 30, 2014.
On March 18, 2013, we declared a special dividend pursuant to which we distributed 17,824,647 shares of Silver Bay common stock, on a pro rata basis, to our stockholders of record as of April 2, 2013. The dividend was distributed on or about April 24, 2013. As a result, we recognized $13.7 million of realized gains on distribution as well as $13.7 million and $5.9 million of change in unrealized losses within gain on investment securities for the three and six months ended June 30, 2013, respectively. Also included in gain (loss) on investment securities for the six months ended June 30, 2013 was $0.2 million in dividend income from Silver Bay’s $0.01 per share dividend declared on March 21, 2013.
(Loss) Gain on Interest Rate Swap and Swaption Agreements
For the three and six months ended June 30, 2014, we recognized $18.9 million and $32.7 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $23.5 billion and $21.3 billion notional for the three and six months ended June 30, 2014, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements, funding costs, and macro-financing risk and receiving either LIBOR interest or a fixed interest rate. For the three and six months ended June 30, 2013, we recognized $19.4 million and $33.4 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $17.7 billion and $16.3 billion notional for the three and six months ended June 30, 2014, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements, funding costs, and macro-financing risk and receiving either LIBOR interest or a fixed interest rate.
During the three and six months ended June 30, 2014, we terminated, had agreements mature or had options expire on 10 and 17 interest rate swap and swaption positions of $8.8 billion and $11.8 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $3.0 million and $3.9 million in full settlement of our net interest spread liability and recognized $5.2 million and $6.4 million in realized losses on the swaps and swaptions for the three and six months ended June 30, 2014, respectively, including early termination penalties. During the three and six months ended June 30, 2013, we terminated, had agreements mature or had options expire on three and 72 interest rate swap and swaption positions of $0.3 billion and $8.5 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $17.2 million in full settlement of our net interest spread liability and recognized $4.0 million and $62.7 million in realized losses on the swaps and swaptions for the three and six months ended June 30, 2013, respectively, including early termination penalties. We elected to terminate certain swaps during these periods to align with our investment portfolio.
Also included in our financial results for the three and six months ended June 30, 2014, was the recognition of a change in unrealized valuation losses of $92.0 million and $182.4 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. For the three and six months ended June 30, 2013, we recognized changes in unrealized valuation gains of $283.2 million and $374.9 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. The change in fair value of interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the six months ended June 30, 2014, while the change in fair value of interest rate swaps during the six months ended June 30, 2013 was primarily due to the realization of losses on interest rates swaps unwound. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded directly to stockholders’ equity through other comprehensive income.

The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net interest spread	$(18,891)	$(19,395)	$(32,727)	$(33,411)
Early termination and option expiration losses	(5,161)	(3,983)	(6,401)	(62,675)
Change in unrealized (loss) gain on interest rate swap and swaption agreements, at fair value	(91,967)	283,204	(182,419)	374,884
(Loss) gain on interest rate swap and swaption agreements	$(116,019)	$259,826	$(221,547)	$278,798

Gain (Loss) on Other Derivative Instruments
Included in our financial results for the three and six months ended June 30, 2014, was the recognition of $24.2 million and $18.4 million of losses, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs, put and call options for TBAs, constant maturity swaps, Markit IOS total return swaps and inverse interest-only securities. Included within the results for the three and six months ended June 30, 2014, was the recognition of $7.9 million and $14.9 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $203.8 million and $208.7 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. As these derivative instruments are considered trading instruments, our financial results include both realized and unrealized gains (losses) associated with these instruments.
Included in our financial results for the three and six months ended June 30, 2013, was the recognition of $62.3 million and $45.6 million of gains, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs, put and call options for TBAs, constant maturity swaps, Markit IOS total return swaps and inverse interest-only securities. Included within the results for the three and six months ended June 30, 2013, was the recognition of $2.3 million and $6.8 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $282.6 million and $277.2 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. Since our derivative instruments are generally used for purposes of hedging our interest rate and credit risk exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our RMBS AFS and mortgage loan portfolios.
Gain (Loss) on Mortgage Loans Held-for-Sale
For the three and six months ended June 30, 2014, we recorded gains of $11.8 million and $8.6 million, respectively, on mortgage loans held-for-sale. Included within these results was the recognition of gains of $7.6 million and $4.9 million, respectively, on mortgage loans held-for-sale and gains of $4.2 million and $3.7 million on commitments to purchase mortgage loans held-for-sale for the three and six months ended June 30, 2014, respectively.
For the three and six months ended June 30, 2013, we recorded losses of $35.1 million and $20.8 million, respectively, on mortgage loans held-for-sale. Included within these results was the recognition of losses of $14.8 million and $0.8 million, respectively, on mortgage loans held-for-sale and losses of $20.3 million and $20.0 million on commitments to purchase mortgage loans held-for-sale for the three and six months ended June 30, 2013, respectively. The gains recorded on mortgage loans held-for-sale during the three and six months ended June 30, 2014, as compared to the losses recorded during the three and six months ended June 30, 2013, were due in part to falling interest rates in the three and six months ended June 30, 2014 as compared to rising interest rates for the same periods in 2013.
Servicing Income
For the three and six months ended June 30, 2014, we recognized total servicing income of $33.9 million and $64.3 million, respectively. These amounts include servicing fee income of $33.1 million and $62.9 million, and ancillary fee income of $0.8 million and $1.4 million, respectively. For both the three and six months ended June 30, 2013, we recognized total servicing income of $245,403. Theses amounts include servicing and ancillary fee income of $215,104 and $30,299, respectively. The increase in servicing income for the three and six months ended June 30, 2014, as compared to the same periods in 2013, was the result of the significant growth of our MSR portfolio.
Loss on Servicing Asset
For the three and six months ended June 30, 2014, loss on servicing asset of $29.6 million and $62.3 million, respectively, includes a decrease in fair value of MSR due to realization of cash flows of $13.9 million and $26.4 million (runoff) and a decrease in fair value of MSR due to changes in valuation inputs or assumptions of $15.7 million and $35.9 million, respectively. The decrease in fair value due to changes in valuation inputs or assumptions was driven in part by falling mortgage interest rates and also by a flattening of the yield curve during the periods, resulting in a faster projection of future prepayments.
For both the three and six months ended June 30, 2013, loss on servicing asset of $45,254 was the result of a decrease in fair value of MSR due to realization of cash flows of $45,254 (runoff). The increase in loss on servicing asset for the three and six months ended June 30, 2014, as compared to the same periods in 2013, was the result of the significant growth in our MSR portfolio.
Other Income
For the three and six months ended June 30, 2014, we recorded other income of $21.0 million and $21.5 million, which includes $36.6 million and $38.6 million in gains, respectively, on mortgage loans held-for-investment in securitization trusts and $15.8 million and $17.5 million in losses, respectively, on collateralized borrowings in securitization trusts. Also included in other income for the three and six months ended June 30, 2014 was other mortgage loan revenue of $0.1 million and $0.2 million, respectively, and dividend income on our FHLB stock of $55,340.
For the three and six months ended June 30, 2013, we recorded other income of $1.6 million and $7.9 million, which includes $16.8 million and $24.8 million in losses, respectively, on mortgage loans held-for-investment in securitization trusts and $18.3 million and $32.6 million in gains, respectively, on collateralized borrowings in securitization trusts. Also included in other income for both the three and six months ended June 30, 2013 was other mortgage loan revenue of $0.1 million. The increase in other income for the three and six months ended June 30, 2014, as compared to the same periods in 2013, was due in part to falling interest rates during the three and six months ended June 30, 2014 as compared to rising interest rates for the same periods in 2013.
Management Fees
We incurred management fees of $12.2 million and $24.3 million for the three and six months ended June 30, 2014 and $12.6 million and $21.7 million for the three and six months ended June 30, 2013, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement. However, these fees were reduced by $4.3 million, on the condensed consolidated statements of comprehensive income for the six months ended June 30, 2013, in accordance with the contribution transaction entered into with Silver Bay. See further discussion of the management fee calculation as well as this adjustment in Note 24 - Related Party Transactions of the notes to the condensed consolidated financial statements.
Securitization Deal Costs
For the six months ended June 30, 2013, we recognized $2.0 million in upfront costs related to the subordinated debt and excess servicing rights acquired from a securitization trust issued by a third party, which was paid upon settlement of the acquisitions. These costs are included when evaluating the economics of a securitization; however, the election of the fair value option for the assets and liabilities held in the securitization trusts requires the expense to be recognized upfront on the condensed consolidated statements of comprehensive income. Because we did not participate in any securitization deals during the six months ended June 30, 2014, we did not incur any securitization deal costs.
Servicing Expenses
For the three and six months ended June 30, 2014, we recognized $6.2 million and $11.5 million, respectively, in servicing expenses generally related to the subservicing of mortgage loans held-for-sale and MSR, compared to $307,368 and $338,396 in servicing expenses recognized during the three and six months ended June 30, 2013, respectively. The increase in servicing expenses during the three and six months ended June 30, 2014, as compared to the same periods in 2013, was the result of significant growth of our MSR portfolio. Because we purchased our first MSR during the second quarter of 2013, the majority of the servicing expenses recognized during the three and six months ended June 30, 2013 relate to the subservicing of mortgage loans held-for-sale.
Other Operating Expenses
For the three and six months ended June 30, 2014, we recognized $15.0 million and $29.5 million, respectively, of other operating expenses, which represents an annualized expense ratio of 1.5% of average equity for both periods, compared to $9.2 million and $15.7 million of expenses, which represents an annualized expense ration of 0.9% and 0.8% of average equity, for the same periods in 2013. The increase of our operating expense ratio resulted primarily from an increase in expenses related to the personnel and infrastructure to our support mortgage loan and MSR activities.
Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three and six months ended June 30, 2014, these direct and allocated costs totaled approximately $3.9 million and $7.2 million, respectively, compared to $2.5 million and $4.5 million for the same periods in 2013. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer and general counsel of $0.2 million and $1.3 million for the three and six months ended June 30, 2014 and $0.2 million and $0.4 million for the three and six months ended June 30, 2013, respectively. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement. Equity based compensation expense for the three and six months ended June 30, 2014 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Plan (see discussion in Note 20 - Equity Incentive Plan), including our chief executive officer, chief investment officer, principal financial officer and general counsel of $1.9 million and $3.8 million, compared to $0.3 million for both the three and six months ended June 30, 2013.
We have established an accounts payable function and direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services and proprietary technology, but most of our expenses with third-party vendors are paid directly by us.
Income Taxes
During the three and six months ended June 30, 2014, our TRSs recognized a benefit from income taxes of $23.3 million and $57.2 million, respectively, which was primarily due to losses incurred on derivative instruments held in our TRSs. During the three and six months ended June 30, 2013, our TRSs recognized a provision for income taxes of $49.1 million and $54.1 million, respectively, which was primarily due to income generated from derivative instruments held in our TRSs. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.

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
The table below summarizes certain characteristics of our Agency RMBS AFS securities at June 30, 2014:

	June 30, 2014
(dollars in thousands, except purchase price)	Principal/Current Face	Net (Discount)/ Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$8,513,281	$624,121	$9,137,402	$160,375	$(69,533)	$9,228,244	4.48%	$108.74
Hybrid/ARM	531,833	8,480	540,313	8,236	(40)	548,509	2.79%	$101.99
Total P&I Securities	9,045,114	632,601	9,677,715	168,611	(69,573)	9,776,753	4.39%	$108.36
Interest-only securities
Fixed	452,695	(406,874)	45,821	13,234	(243)	58,812	4.32%	$14.66
Fixed Other (1)	2,787,607	(2,577,067)	210,540	12,768	(7,345)	215,963	1.63%	$8.96
Total	$12,285,416	$(2,351,340)	$9,934,076	$194,613	$(77,161)	$10,051,528
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

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of June 30, 2014, on an annualized basis, was 8.3%.

The following table summarizes the number of months until the next re-set for our floating or adjustable rate Agency RMBS AFS mortgage portfolio at June 30, 2014:

(in thousands)	Carrying Value
0-12 months	$133,297
13-36 months	2,101
37-60 months	1,728
61-84 months	411,383
Greater than 84 months	—
Total	$548,509

Non-Agency RMBS
Our non-Agency RMBS portfolio is comprised of senior and mezzanine tranches of mortgage-backed securities, and excludes the retained interests from our on-balance sheet securitizations, as they are eliminated in consolidation in accordance with U.S. GAAP. The following table provides investment information on our non-Agency RMBS as of June 30, 2014:

	As of June 30, 2014
(in thousands)	Principal/current face	Accretable purchase discount	Credit reserve purchase discount	Amortized cost	Unrealized gain	Unrealized loss	Carrying value
Principal and interest securities:
Senior	$3,673,514	$(619,682)	$(1,070,248)	$1,983,584	$597,647	$(1,939)	$2,579,292
Mezzanine	594,188	(136,148)	(92,209)	365,831	103,960	(313)	469,478
Total P&I Securities	4,267,702	(755,830)	(1,162,457)	2,349,415	701,607	(2,252)	3,048,770
Interest-only securities	307,600	(300,470)	—	7,130	823	—	7,953
Total	$4,575,302	$(1,056,300)	$(1,162,457)	$2,356,545	$702,430	$(2,252)	$3,056,723

The majority of our non-Agency RMBS were rated at June 30, 2014. Note that credit ratings are based on the par value of the non-Agency RMBS, whereas the distressed non-Agency RMBS assets in our portfolio were acquired at a heavily discounted price. The following table summarizes the credit ratings of our non-Agency RMBS portfolio as of June 30, 2014:

June 30, 2014
AAA	6.4%
AA	—%
A	—%
BBB	0.1%
BB	0.4%
B	4.0%
Below B	82.5%
Not rated	6.6%
Total	100.0%

Our non-Agency RMBS portfolio balance has increased slightly since June 30, 2013. Additionally, our allocation of non-Agency RMBS to subprime securities has decreased only marginally from 87.1% at June 30, 2013 to 78.3% at June 30, 2014. As a result, our designated credit reserve as a percentage of total discount and total face value has remained relatively constant (as disclosed in Note 5 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements). When focused on principal and interest securities, from June 30, 2013 to June 30, 2014, our designated credit reserve as a percentage of total discount decreased minimally from 61.4% to 60.6% and our designated credit reserve as a percentage of total face value decreased slightly from 27.8% to 25.4%. As our allocation of non-Agency RMBS to subprime securities has remained relatively stable over the period from June 30, 2013 to June 30, 2014, we believe these comparable portfolio metrics are reflective of our consistent investment profile, regardless of portfolio size.
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
The following tables present certain information detailed by investment type and their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at June 30, 2014:

	At June 30, 2014
Non-Agency Principal and Interest (P&I) RMBS Characteristics	Senior Bonds	Mezzanine Bonds	Total P&I Bonds
Carrying Value (in thousands)	$2,579,292	$469,478	$3,048,770
% of Non-Agency Portfolio	84.6%	15.4%	100.0%
Average Purchase Price (1)	$54.68	$59.30	$55.39
Average Coupon	2.3%	1.7%	2.2%
Average Fixed Coupon	4.3%	5.6%	4.4%
Average Floating Coupon	1.8%	1.4%	1.7%
Average Hybrid Coupon	5.0%	—%	5.0%
Collateral Attributes
Avg Loan Age (months)	87	106	90
Avg Loan Size (in thousands)	$288	$204	$275
Avg Original Loan-to-Value	72.4%	71.1%	72.2%
Avg Original FICO (2)	630	649	633
Current Performance
60+ day delinquencies	28.4%	25.1%	27.9%
Average Credit Enhancement (3)	8.5%	22.1%	10.6%
3-Month CPR (4)	3.3%	5.4%	3.6%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total non-Agency RMBS, excluding our non-Agency interest-only portfolio, would be $50.28, $57.15, and $51.23, respectively, at June 30, 2014.

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

	June 30, 2014
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Prime	$282,532	10.9%	$48,694	10.4%	$331,226	10.9%
Alt-A	84,310	3.3%	24,668	5.2%	108,978	3.6%
POA	207,988	8.1%	12,136	2.6%	220,124	7.2%
Subprime	2,004,462	77.7%	383,980	81.8%	2,388,442	78.3%
	$2,579,292	100.0%	$469,478	100.0%	$3,048,770	100.0%

	June 30, 2014
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Coupon Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$504,722	19.6%	$28,979	6.2%	$533,701	17.5%
Hybrid or Floating	2,074,570	80.4%	440,499	93.8%	2,515,069	82.5%
	$2,579,292	100.0%	$469,478	100.0%	$3,048,770	100.0%

	June 30, 2014
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Origination Year	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
2006+	$2,192,498	85.0%	$74,491	15.9%	$2,266,989	74.3%
2002-2005	382,831	14.8%	387,456	82.5%	770,287	25.3%
Pre-2002	3,963	0.2%	7,531	1.6%	11,494	0.4%
	$2,579,292	100.0%	$469,478	100.0%	$3,048,770	100.0%

Trading Securities, at Fair Value
We hold U.S. Treasuries in a TRS and classify these securities as trading instruments due to short-term investment objectives. As of June 30, 2014, we held U.S. Treasuries with an amortized cost of $996.9 million and a fair value of $1.0 billion classified as trading securities. The unrealized gains included within trading securities were $5.6 million as of June 30, 2014.
Mortgage Loans Held-for-Sale, at Fair Value
In late 2011, we began acquiring prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions with whom we have chosen to build strategic relationships, including those with a nationwide presence. As of June 30, 2014, we held prime nonconforming residential mortgage loans with a carrying value of $377.0 million and had outstanding purchase commitments to acquire an additional $647.9 million of mortgage loans, subject to fallout if the loans do not close. Our intention in the future is to securitize these loans and/or exit through a whole loan sale.
In early 2013, we began acquiring CSL, which are loans that are currently performing, but where the borrower has previously experienced payment delinquencies and is more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default than on newly originated mortgage loans. We subsequently sold substantially all of our CSL portfolio during the first quarter of 2014. As of June 30, 2014, we had CSL with a carrying value of $22.8 million remaining.
The following table presents our mortgage loans held-for-sale portfolio by loan type as of June 30, 2014:

	June 30, 2014
(in thousands)	Unpaid Principal Balance	Fair Value - Purchase Price	Fair Value - Unrealized	Carrying Value
Prime nonconforming residential mortgage loans	$364,218	$5,301	$7,525	$377,044
Credit sensitive residential mortgage loans	34,084	(7,104)	(4,183)	22,797
Mortgage loans held-for-sale	$398,302	$(1,803)	$3,342	$399,841

Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
During 2013, we purchased subordinated debt and excess servicing rights from two securitization trusts, one sponsored by a third party and one sponsored by one of our subsidiaries. The underlying residential mortgage loans held by the trusts, which are consolidated on our condensed consolidated balance sheet, are classified as mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the Condensed Consolidated Financial Statements for additional information regarding consolidation of the securitization trusts. As of June 30, 2014, mortgage loans held-for-investment in securitization trusts had a carrying value of $804.7 million.

Mortgage Servicing Rights, at Fair Value
On April 30, 2013, one of our wholly owned subsidiaries acquired a company that has approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSR. The MSR acquired in conjunction with this acquisition and those subsequently purchased represent the right to service mortgage loans. We do not originate or directly service mortgage loans, and instead contract with fully licensed subservicers to handle all servicing functions for the loans underlying our MSR. As of June 30, 2014 our MSR had a fair market value of $500.5 million.
As of June 30, 2014, our MSR portfolio included approximately 227,000 loans with unpaid principal balance of approximately $45.6 billion. The following table summarizes certain characteristics of the loans underlying our MSR at June 30, 2014:

	At June 30, 2014
	Government FHA (1)	Government VA/USDA (1)	Conventional (2)	Total
Unpaid principal balance (in thousands)	$9,906,284	$3,289,653	$32,433,232	$45,629,169
Number of loans	65,022	16,976	145,246	227,244
Average Coupon	4.4%	3.9%	3.8%	3.9%
Avg Loan Age (months)	39	28	22	26
Avg Loan Size (in thousands)	$152	$194	$223	$201
Avg Original Loan-to-Value	92.0%	96.0%	66.2%	74.0%
Avg Original FICO	700	718	755	740
60+ day delinquencies	4.2%	1.9%	0.3%	1.2%
3-Month CPR	11.4%	10.1%	6.8%	8.0%
____________________

(1)	Includes loans issued by Ginnie Mae.

(2)	Includes loans issued by Fannie Mae, Freddie Mac or private investors.

Repurchase Agreements and Federal Home Loan Bank of Des Moines Advances
Our borrowings consist primarily of repurchase agreements and FHLB advances collateralized by our pledge of AFS and trading securities, derivative instruments, mortgage loans and certain cash balances. Substantially all of our Agency RMBS AFS are currently pledged as collateral, and the majority of our non-Agency RMBS have been pledged, either through repurchase agreements or FHLB advances. As of June 30, 2014, our total consolidated debt-to-equity ratio was 3.3:1.0. The debt-to-equity ratio funding our RMBS AFS, mortgage loans held-for-sale, and Agency Derivatives only was 2.9:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
At June 30, 2014 and December 31, 2013, repurchase agreements and FHLB advances had the following characteristics:

(dollars in thousands)	June 30, 2014
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
U.S. Treasuries	$1,000,000	0.14%	0.5%
Agency RMBS	9,417,485	0.40%	5.9%
Non-Agency RMBS (1)	2,089,013	1.65%	29.0%
Agency Derivatives	154,486	1.02%	26.8%
Mortgage loans held-for-sale	230,203	1.93%	18.2%
Total	$12,891,187	0.61%	9.9%
____________________

(1)
Includes repurchase agreements and FHLB advances collateralized by retained interests from the Company’s on-balance sheet securitizations which are eliminated in consolidation in accordance with U.S. GAAP.

As of June 30, 2014, the term to maturity of our repurchase agreements ranged from one day to over 35 months. The weighted average remaining term to maturity of our repurchase agreements collateralized by RMBS and mortgage loans was 68 days at June 30, 2014. At June 30, 2014, the weighted average cost of funds for all our repurchase agreements was 0.64%.
As of June 30, 2014, the weighted average term to maturity of our FHLB advances was 47 months, ranging from 45 days to over 59 months. The weighted average cost of funds for our advances was 0.4% at June 30, 2014.
The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of repurchase agreements and FHLB advances for the three months ended June 30, 2014, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average Repurchase and FHLB Advance Balances (1)	End of Period Balance Repurchase Agreements and FHLB Advances (1)	Maximum Balance of Any Month-End for Repurchase Agreements and FHLB Advances (1)	Repurchase Agreements and FHLB Advances to Equity Ratio
For the Three Months Ended June 30, 2014	$12,470,975	$12,891,187	$12,891,187	3.2	:1.0
For the Three Months Ended March 31, 2014	$11,254,004	$11,489,403	$11,489,403	2.9	:1.0	(2)
For the Three Months Ended December 31, 2013	$11,268,720	$11,252,950	$11,389,908	2.9	:1.0	(2)
For the Three Months Ended September 30, 2013	$11,239,808	$11,155,815	$11,155,815	3.0	:1.0	(3)
For the Three Months Ended June 30, 2013	$13,362,585	$13,903,155	$13,903,155	3.6	:1.0	(3)
____________________

(1)
Includes repurchase agreements and FHLB advances collateralized by RMBS, residential mortgage loans held-for-sale and Agency Derivatives and excludes repurchase agreements collateralized by U.S. Treasuries and collateralized borrowings in securitization trusts.

(2)
During the three months ended December 31, 2013 and March 31, 2014, we purchased $485.6 million and $53.0 million in MSR, respectively, which was entirely unlevered. We continue to believe low leverage is prudent given the risk profile in the market.

(3)
Due to the rising rate environment during the second and third quarters of 2013, we reduced leverage on our Agency RMBS and held a higher amount of cash on hand in order to protect stockholders’ equity from a near term widening of spreads and rates in the marketplace. However, over a longer timeframe, we will likely continue to target an overall debt-to-equity ratio of 4.0:1.0 to 4.5:1.0.

Collateralized Borrowings in Securitization Trusts, at Fair Value
During 2013, we purchased subordinated debt and excess servicing rights from two securitization trusts, one sponsored by a third party and one sponsored by one of our subsidiaries. The underlying debt held by the trusts, which are consolidated on our condensed consolidated balance sheet, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the Condensed Consolidated Financial Statements for additional information regarding consolidation of the securitization trusts. As of June 30, 2014, collateralized borrowings in securitization trusts had a carrying value of $561.9 million with a weighted average interest rate of 2.8%. The stated maturity dates for all collateralized borrowings are more than five years from June 30, 2014.

Equity
As of June 30, 2014, our stockholders’ equity was $4.1 billion and our diluted book value per share was $11.09. As of March 31, 2014, our stockholders’ equity was $3.9 billion and our diluted book value per share was $10.71.
The following table provides details of our changes in stockholders’ equity from March 31, 2014 to June 30, 2014:

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Book Value Per Diluted Share (2)
Stockholders' equity at March 31, 2014	$3,919.0	366.0	$10.71
GAAP net income:
Core Earnings, net of tax expense of $1.4 million (1)	89.7
Realized gains and losses, net of tax benefit of $13.1 million	15.1
Unrealized mark-to-market gains and losses, net of tax benefit of $11.6 million	(65.1)
Total GAAP net income	39.7
Other comprehensive income	191.1
Dividend declaration	(95.2)
Other	3.8	0.1
Balance before capital transactions	4,058.4	366.1
Issuance of common stock, net of offering costs	0.1	—
Stockholders' equity at June 30, 2014	$4,058.5	366.1	$11.09
____________________

(1)
Core Earnings is a non-GAAP measure that we define as GAAP net income, excluding impairment losses, realized and unrealized gains or losses on the aggregate portfolio, certain non-recurring gains and losses related to discontinued operations and amortization of business combination intangible assets, and certain non-recurring upfront costs related to securitization transactions. As defined, Core Earnings includes interest income or expense and premium income or loss on derivative instruments and servicing income, net of estimated amortization on MSR. Core Earnings is provided for purposes of comparability to other peer issuers.

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
Our principal sources of cash consist of borrowings under repurchase agreements and FHLB advances, payments of principal and interest we receive on our target assets, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our repurchase agreements, to purchase our target assets, to make dividend payments on our capital stock, and to fund our operations.
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
As of June 30, 2014, we held $1.2 billion in cash and cash equivalents available to support our operations, $16.1 billion of AFS, trading securities, mortgage loans held-for-sale, mortgage loans held-for-investment in securitization trusts, MSR and derivative assets held at fair value, and $13.5 billion of outstanding debt in the form of repurchase agreements, collateralized borrowings in securitization trusts and FHLB advances. During the three months ended June 30, 2014, our total consolidated debt-to-equity ratio decreased from 3.4:1.0 to 3.3:1.0, (excludes $8.0 million in payables due to broker counterparties for unsettled securities purchases). The debt-to-equity ratio funding our RMBS AFS, mortgage loans held-for-sale, and Agency Derivatives only remained constant at 2.9:1.0 as, during the three months ended June 30, 2014 we did not significantly adjust our leverage. We believe the debt-to-equity ratio funding our RMBS AFS, mortgage loans held-for-sale and Agency Derivatives is the most meaningful debt-to-equity measure as U.S. Treasuries are viewed to be highly liquid in nature and collateralized borrowings on mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity.
As of June 30, 2014, we had approximately $76.0 million of unpledged Agency RMBS AFS and Agency Derivatives and $223.0 million of unpledged non-Agency securities and retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP. As a result, we had an overall estimated unused borrowing capacity on unpledged RMBS and retained interests of approximately $204.7 million. We also had approximately $90.3 million of unpledged prime nonconforming residential mortgage loans and $19.1 million of unpledged CSL and an overall estimated unused borrowing capacity on unpledged mortgage loans held-for-sale of approximately $91.8 million. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
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
As of June 30, 2014, we have master repurchase agreements in place with 29 counterparties, the majority of which are U.S. domiciled financial institutions, and we continue to evaluate further counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our counterparties (lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
The following table summarizes our repurchase agreements and counterparty geographical concentration at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$7,019,997	$933,484	57.8%	$7,125,934	$889,018	52.9%
Europe (2)	3,339,926	621,071	38.5%	3,493,315	711,748	42.4%
Asia (2)	1,031,264	59,416	3.7%	1,631,201	79,657	4.7%
Total	$11,391,187	$1,613,971	100.0%	$12,250,450	$1,680,423	100.0%
____________________

(1)
Represents the net carrying value of the securities or mortgage loans sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. At June 30, 2014, the Company had $8.0 million in payables due to broker counterparties for unsettled securities purchases. The payables are not included in the amounts presented above. At December 31, 2013, the Company did not have any payables due to broker counterparties for unsettled securities purchases..

(2)	Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

In addition to our master repurchase agreements to fund RMBS, we have two facilities that provide short-term financing for our mortgage loan collateral during our aggregation period. An overview of the facilities is presented in the table below:

(dollars in thousands)
As of June 30, 2014
Expiration Date		Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
May 12, 2015	(1)	No	$91,892	$8,108	$100,000	Prime nonconforming residential mortgage loans
May 21, 2015	(1)	No	$48,311	$151,689	$200,000	Prime nonconforming residential mortgage loans
						Credit sensitive residential mortgage loans
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

In December 2013, our wholly owned subsidiary, TH Insurance Holdings, was accepted for membership in the FHLB. As a member of the FHLB, TH Insurance Holdings has access to a variety of products and services offered by the FHLB, including secured advances. As of June 30, 2014, TH Insurance Holdings had $1.5 billion in outstanding secured advances with a weighted average borrowing rate of 0.4%, with no additional availability to borrow. To the extent TH Insurance Holdings has unused capacity, it may be adjusted at the sole discretion of the FHLB.
The ability to borrow from the FHLB is subject to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB. Each advance requires approval by the FHLB and is secured by collateral in accordance with the FHLB’s credit and collateral guidelines, as may be revised from time to time by the FHLB. Eligible collateral may include conventional 1-4 family residential mortgage loans, Agency RMBS and non-Agency RMBS with an A rating and above.
We are subject to the following financial covenants under our lending agreements, as further detailed by the guaranty agreements we entered into in connection with these agreements. The following represents the most restrictive covenant calculations as of June 30, 2014 across these agreements:

(a)
As of the last business day of each calendar quarter, total indebtedness to net worth must be less than the specified threshold ratio in the repurchase agreement. As of June 30, 2014, our debt to net worth, as defined, was 3.1:1.0 while our threshold ratio, as defined, was 5.7:1.0.

(b)
As of the last business day of each calendar quarter, liquidity must be greater than $100 million and the aggregate amount of unrestricted cash or cash equivalents must be greater than $35 million. As of June 30, 2014, our liquidity, as defined, was $1.2 billion and our total unrestricted cash and cash equivalents, as defined, was $638.3 million.

(c)	As of the last business day of each calendar quarter, net worth must be greater than $1.75 billion. As of June 30, 2014, our net worth, as defined, was $4.1 billion.
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

(in thousands)	June 30, 2014	December 31, 2013
Available-for-sale securities, at fair value	$12,826,103	$12,295,302
Trading securities, at fair value	1,002,422	1,000,180
Mortgage loans held-for-sale, at fair value	290,404	200,839
Net economic interests in consolidated securitization trusts (1)	219,734	—
Cash and cash equivalents	15,000	15,000
Restricted cash	62,582	201,194
Due from counterparties	31,674	21,579
Derivative assets, at fair value	203,209	216,365
Total	$14,651,128	$13,950,459
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

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

The following table provides the maturities of our repurchase agreements and FHLB advances as of June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
Within 30 days	$3,919,878	$3,831,917
30 to 59 days	3,053,274	2,013,733
60 to 89 days	1,089,079	2,225,967
90 to 119 days	1,027,083	1,386,371
120 to 364 days (1)	1,244,891	1,594,962
Open maturity (2)	1,000,000	997,500
One year and over (3)	1,556,982	200,000
Total	$12,891,187	$12,250,450
____________________

(1)	120 to 364 days includes the amounts outstanding under the uncommitted mortgage loan warehouse facilities.

(2)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(3)	One year and over includes borrowings with maturity dates ranging from January 17, 2017 to June 21, 2019.

For the three months ended June 30, 2014, our unrestricted cash balance decreased to $1.2 billion from $1.5 billion at March 31, 2014. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the three months ended June 30, 2014, operating activities decreased our cash balances by approximately $203.1 million, primarily driven by purchases of mortgage loans held-for-sale.

•	Cash flows from investing activities. For the three months ended June 30, 2014, investing activities reduced our cash balances by approximately $352.3 million, primarily driven by purchases of RMBS.

•
Cash flows from financing activities. For the three months ended June 30, 2014, financing activities increased our cash balance by approximately $197.7 million, resulting from the proceeds from borrowings under FHLB advances to fund our RMBS portfolio and mortgage loans held-for-sale.

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
We utilize U.S. Treasuries as well as derivative financial instruments, currently limited to interest rate swaps, swaptions, TBAs, put and call options for TBAs, constant maturity swaps, Markit IOS total return swaps and, to a certain extent, inverse interest-only securities, as of June 30, 2014, to hedge the interest rate risk associated with our portfolio. In addition, because MSR are negative duration assets, they provide a natural hedge to interest rate exposure on our RMBS portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We rely on PRCM Advisers’ expertise to manage these risks on our behalf. We implement part of our hedging strategy through one of our TRSs, which is subject to U.S. federal, state and, if applicable, local income tax.
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

The following table provides the indices of our variable rate RMBS AFS and mortgage loans held-for-sale as of June 30, 2014 and December 31, 2013, respectively, based on carrying value (dollars in thousands).

	As of June 30, 2014				As of December 31, 2013
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$1,252	$122,718	$123,970	4%	$11,972	$134,075	$146,047	4%
LIBOR	2,433,817	283,330	2,717,147	88%	2,376,144	488,469	2,864,613	83%
Other (2)	60,093	187,967	248,060	8%	58,239	397,775	456,014	13%
Total	$2,495,162	$594,015	$3,089,177	100%	$2,446,355	$1,020,319	$3,466,674	100%
____________________

(1)	“Hybrid” amounts reflect those assets with greater than 12 months to reset.

(2)	“Other” includes COFI, MTA and other indices.

Our analysis of risks is based on PRCM Advisers’ and its affiliates’ experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM Advisers may produce results that differ significantly from the estimates and assumptions used in our models.

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at June 30, 2014.
All changes in value are measured as the change from the June 30, 2014 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities	$383,807	$237,738	$(307,178)	$(626,869)
As a % of June 30, 2014 equity	9.5%	5.9%	(7.6)%	(15.4)%
Trading securities	$10,567	$7,332	$(10,498)	$(20,859)
As a % of June 30, 2014 equity	0.3%	0.2%	(0.2)%	(0.5)%
Mortgage loans held-for-sale	$19,511	$11,502	$(15,217)	$(29,626)
As a % of June 30, 2014 equity	0.5%	0.3%	(0.4)%	(0.7)%
Mortgage loans held-for-investment in securitization trusts	$41,053	$24,299	$(32,319)	$(62,890)
As a % of June 30, 2014 equity	1.0%	0.6%	(0.8)%	(1.6)%
Mortgage servicing rights	$(218,627)	$(80,146)	$47,039	$77,575
As a % of June 30, 2014 equity	(5.4)%	(2.0)%	1.2%	1.9%
Derivatives, net	$(160,692)	$(132,731)	$254,879	$515,217
As a % of June 30, 2014 equity	(4.0)%	(3.3)%	6.3%	12.7%
Repurchase Agreements	$(3,656)	$(3,657)	$7,545	$15,089
As a % of June 30, 2014 equity	(0.1)%	(0.1)%	0.2%	0.4%
Collateralized borrowings in securitization trusts	$(32,446)	$(19,103)	$25,654	$49,313
As a % of June 30, 2014 equity	(0.8)%	(0.5)%	0.6%	1.2%
Federal Home Loan Bank advances	$(161)	$(161)	$396	$793
As a % of June 30, 2014 equity	—%	—%	—%	—%
Total Net Assets	$39,356	$45,073	$(29,699)	$(82,257)
As a % of June 30, 2014 total assets	0.2%	0.3%	(0.2)%	(0.5)%
As a % of June 30, 2014 equity	1.0%	1.1%	(0.7)%	(2.0)%
	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(18,696)	$(18,683)	$32,087	$64,173
% change in net interest income	(4.6)%	(4.6)%	7.9%	15.8%

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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2014. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
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
Given the low interest rates at June 30, 2014, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
Liquidity Risk
Our liquidity risk is principally associated with our financing of long-maturity assets with shorter-term borrowings in the form of repurchase agreements and FHLB advances. Although the interest rate adjustments of these assets and liabilities fall within the guidelines established by our operating policies, maturities are not required to be, nor are they, matched.

Should the value of our assets pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. Additionally, if the FHLB or one or more of our repurchase agreement counterparties chose not to provide ongoing funding, our ability to finance would decline or exist at possibly less advantageous terms. As such, we cannot assure that we will always be able to roll over our repurchase agreements and FHLB advances. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q for further information about our liquidity and capital resource management.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” in this Quarterly Report on Form 10-Q.

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

TWO HARBORS INVESTMENT CORP.
Dated:	August 7, 2014	By:	/s/ Thomas Siering
Thomas Siering Chief Executive Officer, President and Director (Principal Executive Officer)
Dated:	August 7, 2014	By:	/s/ Brad Farrell
Brad Farrell Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Number	Exhibit Index
3.1
Articles of Amendment and Restatement of Two Harbors Investment Corp. (incorporated by reference to Exhibit 99.1 to Annex B filed with Pre-effective Amendment No. 4 to the Company’s Registration Statement on Form S-4 (File No. 333-160199), filed with the SEC on October 8, 2009).

3.2
Articles of Amendment to the Articles of Amendment and Restatement of Two Harbors Investment Corp. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2012).

3.3	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2013).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101
Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the quarter ended June 30, 2014, filed with the SEC on August 7, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)