Form 10-Q
period 2014-09-30
TWO HARBORS INVESTMENT CORP.
filed 2014-11-05
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2014

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
As of November 5, 2014 there were 366,117,954 shares of outstanding common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2014	December 31, 2013
ASSETS	(unaudited)
Available-for-sale securities, at fair value	$12,697,908	$12,256,727
Trading securities, at fair value	1,993,124	1,000,180
Mortgage loans held-for-sale, at fair value	445,065	544,581
Mortgage loans held-for-investment in securitization trusts, at fair value	1,428,890	792,390
Mortgage servicing rights, at fair value	498,466	514,402
Cash and cash equivalents	1,225,281	1,025,487
Restricted cash	310,421	401,647
Accrued interest receivable	52,605	50,303
Due from counterparties	23,341	25,087
Derivative assets, at fair value	353,893	549,859
Other assets	125,831	13,199
Total Assets (1)	$19,154,825	$17,173,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$12,274,878	$12,250,450
Collateralized borrowings in securitization trusts, at fair value	938,506	639,731
Federal Home Loan Bank advances	1,500,000	—
Derivative liabilities, at fair value	4,221	22,081
Accrued interest payable	14,924	20,277
Due to counterparties	167,444	318,848
Dividends payable	95,205	—
Other liabilities	41,548	67,480
Total liabilities (1)	15,036,726	13,318,867
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 900,000,000 shares authorized and 366,107,149 and 364,935,168 shares issued and outstanding, respectively	3,661	3,649
Additional paid-in capital	3,808,015	3,795,372
Accumulated other comprehensive income	776,648	444,735
Cumulative earnings	1,232,499	1,028,397
Cumulative distributions to stockholders	(1,702,724)	(1,417,158)
Total stockholders’ equity	4,118,099	3,854,995
Total Liabilities and Stockholders’ Equity	$19,154,825	$17,173,862
____________________

(1)
The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Two Harbors Investment Corp., or the Company. At September 30, 2014 and December 31, 2013, assets of the VIEs totaled $1,436,027 and $796,896, and liabilities of the VIEs totaled $945,002 and $644,051, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Interest income:
Available-for-sale securities	$123,056	$121,303	$374,574	$386,246
Trading securities	4,308	1,509	8,174	4,034
Mortgage loans held-for-sale	5,268	9,297	12,553	15,409
Mortgage loans held-for-investment in securitization trusts	9,526	5,649	25,180	11,672
Cash and cash equivalents	145	216	506	773
Total interest income	142,303	137,974	420,987	418,134
Interest expense:
Repurchase agreements	17,509	21,802	56,684	67,373
Collateralized borrowings in securitization trusts	5,678	3,125	16,623	6,112
Federal Home Loan Bank advances	1,531	—	2,439	—
Total interest expense	24,718	24,927	75,746	73,485
Net interest income	117,585	113,047	345,241	344,649
Other-than-temporary impairments:
Total other-than-temporary impairment losses	—	—	(212)	(1,662)
Non-credit portion of loss recognized in other comprehensive (loss) income	—	—	—	—
Net other-than-temporary credit impairment losses	—	—	(212)	(1,662)
Other income:
Gain (loss) on investment securities	59,471	(230,111)	58,504	(152,280)
Gain (loss) on interest rate swap and swaption agreements	28,519	(55,410)	(193,028)	223,388
Gain (loss) on other derivative instruments	6,056	20,434	(12,345)	66,055
(Loss) gain on mortgage loans held-for-sale	(2,387)	(4,443)	6,233	(25,262)
Servicing income	32,264	989	96,573	1,234
(Loss) gain on servicing asset	(10,711)	861	(73,042)	816
Other (loss) income	(1,515)	8,938	19,948	16,837
Total other income (loss)	111,697	(258,742)	(97,157)	130,788
Expenses:
Management fees	12,258	12,036	36,559	29,388
Securitization deal costs	3,355	2,125	3,355	4,153
Servicing expenses	12,513	862	24,595	1,200
Other operating expenses	12,424	9,155	41,281	24,864
Total expenses	40,550	24,178	105,790	59,605
Income (loss) from continuing operations before income taxes	188,732	(169,873)	142,082	414,170
(Benefit from) provision for income taxes	(4,858)	23,726	(62,020)	77,809
Net income (loss) from continuing operations	193,590	(193,599)	204,102	336,361
Income from discontinued operations	—	871	—	3,264
Net income (loss)	$193,590	$(192,728)	$204,102	$339,625
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME, continued
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Basic earnings (loss) per weighted average common share:
Continuing operations	$0.53	$(0.53)	$0.56	$0.97
Discontinued operations	—	—	—	0.01
Net income (loss)	$0.53	$(0.53)	$0.56	$0.98
Diluted earnings (loss) per weighted average common share:
Continuing operations	$0.53	$(0.53)	$0.56	$0.97
Discontinued operations	—	—	—	0.01
Net income (loss)	$0.53	$(0.53)	$0.56	$0.98
Dividends declared per common share	$0.26	$0.28	$0.78	$0.91
Weighted average number of shares of common stock:
Basic	366,118,866	365,057,767	365,938,150	345,529,611
Diluted	366,118,866	365,166,992	365,938,150	346,370,358
Comprehensive income:
Net income (loss)	$193,590	$(192,728)	$204,102	$339,625
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net	(40,982)	246,777	331,913	(183,684)
Other comprehensive (loss) income	(40,982)	246,777	331,913	(183,684)
Comprehensive income	$152,608	$54,049	$536,015	$155,941
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
				(unaudited)
Balance, December 31, 2012	298,813,258	$2,988	$2,948,345	$696,458	$449,358	$(646,572)	$3,450,577
Net income	—	—	—	—	339,625	—	339,625
Other comprehensive loss before reclassifications	—	—	—	(308,435)	—	—	(308,435)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	124,751	—	—	124,751
Net other comprehensive loss	—	—	—	(183,684)	—	—	(183,684)
Issuance of common stock, net of offering costs	57,553,749	576	762,808	—	—	—	763,384
Issuance of common stock in connection with exercise of warrants	9,391,406	94	102,182	—	—	—	102,276
Repurchase of common stock	(2,450,700)	(25)	(23,869)	—	—	—	(23,894)
Common dividends declared	—	—	—	—	—	(332,224)	(332,224)
Special dividends declared	—	—	—	—	—	(343,481)	(343,481)
Non-cash equity award compensation	1,057,304	11	463	—	—	—	474
Balance, September 30, 2013	364,365,017	$3,644	$3,789,929	$512,774	$788,983	$(1,322,277)	$3,773,053

Balance, December 31, 2013	364,935,168	$3,649	$3,795,372	$444,735	$1,028,397	$(1,417,158)	$3,854,995
Net income	—	—	—	—	204,102	—	204,102
Other comprehensive income before reclassifications	—	—	—	364,026	—	—	364,026
Amounts reclassified from accumulated other comprehensive income	—	—	—	(32,113)	—	—	(32,113)
Net other comprehensive income	—	—	—	331,913	—	—	331,913
Issuance of common stock, net of offering costs	38,742	—	399	—	—	—	399
Common dividends declared	—	—	—	—	—	(285,566)	(285,566)
Non-cash equity award compensation	1,133,239	12	12,244	—	—	—	12,256
Balance, September 30, 2014	366,107,149	$3,661	$3,808,015	$776,648	$1,232,499	$(1,702,724)	$4,118,099
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows From Operating Activities:	(unaudited)
Net income	$204,102	$339,625
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums and discounts on investment securities, net	7,415	16,511
Other-than-temporary impairment losses	212	1,662
Realized and unrealized (gains) losses on investment securities, net	(58,504)	152,458
(Gain) loss on mortgage loans held-for-sale	(6,233)	25,262
Gain on mortgage loans held-for-investment and collateralized borrowings in securitization trusts	(18,940)	(16,621)
Loss (gain) on servicing asset	73,042	(816)
Loss on termination and option expiration of interest rate swaps and swaptions	51,712	21,904
Unrealized loss (gain) on interest rate swaps and swaptions	81,805	(293,783)
Unrealized (gain) loss on other derivative instruments	(5,625)	79,553
Equity based compensation	12,256	474
Depreciation of fixed assets	768	424
Amortization of intangible assets	533	—
Purchases of mortgage loans held-for-sale	(991,990)	(989,665)
Proceeds from sales of mortgage loans held-for-sale	415,889	25,404
Proceeds from repayment of mortgage loans held-for-sale	25,164	24,256
Net change in assets and liabilities:
Increase in accrued interest receivable	(2,302)	(6,241)
(Increase)/decrease in deferred income taxes, net	(65,496)	75,384
Decrease in income taxes receivable	—	4,323
Increase in prepaid and fixed assets	(1,481)	(602)
(Increase)/decrease in other receivables	(10,885)	29,687
Increase in servicing advances	(12,485)	(5,368)
Increase in Federal Home Loan Bank stock	(60,000)	—
Increase in equity investments	(3,000)	—
Decrease in accrued interest payable	(5,353)	(3,278)
(Decrease)/increase in income taxes payable	(430)	2,356
Increase in accrued expenses and other liabilities	13,912	9,274
Net change in assets and liabilities due to purchase of entity	—	3,306
Net cash used in operating activities	$(355,914)	$(504,511)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows From Investing Activities:	(unaudited)
Purchases of available-for-sale securities	$(4,017,640)	$(4,288,995)
Proceeds from sales of available-for-sale securities	3,176,234	4,056,691
Principal payments on available-for-sale securities	783,308	860,984
Short sales and purchases of other derivative instruments	590	(72,158)
Proceeds from sales of other derivative instruments, net	49,729	126,347
Purchases of trading securities	(2,138,647)	(995,625)
Proceeds from sales of trading securities	1,145,410	1,000,946
Purchases of beneficial interests in securitization trusts	—	(30,550)
Proceeds from repayment of mortgage loans held-for-investment in securitization trusts	51,763	28,568
Purchases of mortgage servicing rights, net of purchase price adjustments	(57,106)	(13,390)
Purchase of entity	—	(6,404)
Decrease in due to counterparties, net	(149,658)	(135,162)
Decrease/(increase) in restricted cash	91,226	(376,006)
Net cash (used in) provided by investing activities	(1,064,791)	155,246
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	200,827,955	145,909,686
Principal payments on repurchase agreements	(200,803,527)	(146,382,131)
Proceeds from issuance of collateralized borrowings in securitization trusts	693,717	307,119
Principal payments on collateralized borrowings in securitization trusts	(407,684)	(30,574)
Proceeds from Federal Home Loan Bank advances	3,796,411	—
Principal payments on Federal Home Loan Bank advances	(2,296,411)	—
Proceeds from issuance of common stock, net of offering costs	399	763,384
Proceeds from exercise of warrants	—	102,276
Repurchase of common stock	—	(23,894)
Dividends paid on common stock	(190,361)	(394,549)
Net cash provided by financing activities	1,620,499	251,317
Net increase (decrease) in cash and cash equivalents	199,794	(97,948)
Cash and cash equivalents at beginning of period	1,025,487	821,108
Cash and cash equivalents at end of period	$1,225,281	$723,160
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Supplemental Disclosure of Cash Flow Information:	(unaudited)
Cash paid for interest	$81,100	$76,762
Cash paid (received) for taxes	$3,905	$(4,254)
Noncash Investing and Financing Activities:
Transfers of mortgage loans held-for-sale to mortgage loans held-for-investment in securitization trusts	$656,581	$413,848
Consolidation of mortgage loans held-for-investment in securitization trusts	$—	$442,767
Consolidation of collateralized borrowings in securitization trusts	$—	$412,217
Cashless exercise of warrants	$—	$75
Distribution of Silver Bay common stock	$—	$343,481
Cash dividends declared but not paid at end of period	$95,205	$102,022
Reconciliation of mortgage loans held-for-sale:
Mortgage loans held-for-sale at beginning of period	$544,581	$58,607
Purchases of mortgage loans held-for-sale	991,990	989,665
Transfers to mortgage loans held-for-investment in securitization trusts	(656,581)	(413,848)
Proceeds from sales of mortgage loans held-for-sale	(415,889)	(25,404)
Proceeds from repayment of mortgage loans held-for-sale	(25,164)	(24,256)
Realized and unrealized gains (losses) on mortgage loans held-for-sale	6,128	(25,027)
Mortgage loans held-for-sale at end of period	$445,065	$559,737
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
On December 19, 2012, the Company completed the contribution of its portfolio of single-family rental properties to Silver Bay Realty Trust Corp., or Silver Bay, a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. The Company contributed its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay, and in exchange for its contribution, received shares of common stock of Silver Bay. Silver Bay completed its initial public offering, or IPO, of its common stock on December 19, 2012. Because the Company will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the three and nine months ended September 30, 2014 and 2013. See Note 4 - Discontinued Operations for additional information.
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

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2014 and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2014 should not be construed as indicative of the results to be expected for future periods or the full year.
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
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s 2013 Annual Report on Form 10-K is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s consolidated financial condition and results of operations for the nine months ended September 30, 2014.
Federal Home Loan Bank Advances
In December 2013, the Company’s wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance Holdings, was accepted for membership in the Federal Home Loan Bank of Des Moines, or the FHLB. As a member of the FHLB, TH Insurance Holdings has access to a variety of products and services offered by the FHLB, including secured advances.
As of September 30, 2014, the Company had FHLB advances with both short-term and long-term maturities. The advances generally bear interest rates of one- or three-month LIBOR. FHLB advances are treated as secured financing transactions and are carried at their contractual amounts.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013:

	September 30, 2014
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Condensed Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$370,906	$(17,013)	$353,893	$(4,221)	$—	$349,672
Total Assets	$370,906	$(17,013)	$353,893	$(4,221)	$—	$349,672

Liabilities
Repurchase agreements	$(12,274,878)	$—	$(12,274,878)	$12,274,878	$—	$—
Federal Home Loan Bank advances	(1,500,000)	—	(1,500,000)	1,500,000	—	—
Derivative liabilities	(21,234)	17,013	(4,221)	4,221	—	—
Total Liabilities	$(13,796,112)	$17,013	$(13,779,099)	$13,779,099	$—	$—

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
Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity
In August 2014, the FASB issued ASU No. 2014-13, which updates the guidance on measuring the financial assets and financial liabilities of consolidated collateralized financing entities, or CFEs. The update will allow an entity to measure both the financial assets and financial liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. The ASU will require certain recurring disclosures and is effective for annual periods beginning on or after December 15, 2015, with early adoption permitted as of the beginning of an annual period. The Company is evaluating the adoption of this ASU.
Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure
In August 2014, the FASB issued ASU No. 2014-14, which requires that, upon foreclosure, a mortgage loan that is fully guaranteed under certain government programs be derecognized and a separate receivable be recognized when specific criteria are met. The ASU will require certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2014, with early adoption permitted. The Company is evaluating the adoption of this ASU.
Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
In August 2014, the FASB issued ASU No. 2014-15, which requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern for both annual and interim

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

reporting periods. The ASU will require certain disclosures if it concludes that substantial doubt exists and plans to alleviate that doubt. It is effective for annual periods ending after December 15, 2016, and for both annual and interim periods thereafter, with early adoption permitted. The Company does not expect this ASU to have any impact on the Company’s condensed consolidated financial condition or results of operations.

Note 3. Variable Interest Entities
The Company purchases subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or the Company’s subsidiaries. These securitization trusts are considered VIEs for financial reporting purposes and, thus, were reviewed for consolidation under the applicable consolidation guidance. Because the Company has both the power to direct the activities of the securitization trusts that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trusts. As the Company is required to reassess VIE consolidation guidance each quarter, new facts and circumstances may change the Company’s determination. A change in the Company’s determination could result in a material impact to the Company’s financial statements during subsequent reporting periods.
The following table presents a summary of the assets and liabilities of the consolidated securitization trusts as reported on the condensed consolidated balance sheets:

(in thousands)	September 30, 2014	December 31, 2013
Mortgage loans held-for-investment in securitization trusts	$1,428,890	$792,390
Accrued interest receivable	7,137	4,506
Total Assets	$1,436,027	$796,896
Collateralized borrowings in securitization trusts	$938,506	$639,731
Accrued interest payable	2,933	1,596
Accrued expenses	3,563	2,724
Total Liabilities	$945,002	$644,051

Note 4. Discontinued Operations
On December 19, 2012, the Company completed the contribution of its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay. Two Harbors Property Investment LLC previously held the Company’s portfolio of single-family rental properties. Because the Company will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the three and nine months ended September 30, 2014 and 2013.
Summarized financial information for the discontinued operations are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Income:
Gain on contribution of entity	$—	$871	$—	$3,126
Real estate related revenues	—	—	—	—
Total income	—	871	—	3,126
Expenses:
Management fees	—	—	—	—
Real estate related expenses	—	—	—	—
Other operating expenses	—	—	—	(138)
Total expenses	—	—	—	(138)
Income from discontinued operations	$—	$871	$—	$3,264

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

Note 5. Available-for-Sale Securities, at Fair Value
The Company holds available-for-sale, or AFS, investment securities, which are carried at fair value. AFS securities exclude the retained interests from the Company’s on-balance sheet securitizations, as they are eliminated in consolidation in accordance with U.S. GAAP. The following table presents the Company’s AFS investment securities by collateral type as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$2,086,057	$2,977,291
Federal National Mortgage Association	5,477,888	4,435,820
Government National Mortgage Association	2,134,467	2,084,298
Non-Agency	2,999,496	2,759,318
Total mortgage-backed securities	$12,697,908	$12,256,727

At September 30, 2014 and December 31, 2013, the Company pledged AFS securities with a carrying value of $12.4 billion and $12.3 billion, respectively, as collateral for repurchase agreements and FHLB advances. See Note 16 - Repurchase Agreements and Note 18 - Federal Home Loan Bank of Des Moines Advances.
At September 30, 2014 and December 31, 2013, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, or ASC 860, to be considered linked transactions and, therefore, classified as derivatives.
The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of September 30, 2014 and December 31, 2013:

	September 30, 2014
(in thousands)	Agency	Non-Agency	Total
Face Value	$12,040,854	$4,314,943	$16,355,797
Unamortized premium	626,470	—	626,470
Unamortized discount
Designated credit reserve	—	(969,031)	(969,031)
Net, unamortized	(3,072,511)	(1,019,465)	(4,091,976)
Amortized Cost	9,594,813	2,326,447	11,921,260
Gross unrealized gains	168,871	674,181	843,052
Gross unrealized losses	(65,272)	(1,132)	(66,404)
Carrying Value	$9,698,412	$2,999,496	$12,697,908

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2013
(in thousands)	Agency	Non-Agency	Total
Face Value	$11,919,590	$4,474,353	$16,393,943
Unamortized premium	621,279	—	621,279
Unamortized discount
Designated credit reserve	—	(1,234,449)	(1,234,449)
Net, unamortized	(2,897,222)	(1,071,559)	(3,968,781)
Amortized Cost	9,643,647	2,168,345	11,811,992
Gross unrealized gains	102,600	595,179	697,779
Gross unrealized losses	(248,838)	(4,206)	(253,044)
Carrying Value	$9,497,409	$2,759,318	$12,256,727

The following tables present the carrying value of the Company’s AFS investment securities by rate type as of September 30, 2014 and December 31, 2013:

	September 30, 2014
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$132,157	$2,503,733	$2,635,890
Fixed Rate	9,566,255	495,763	10,062,018
Total	$9,698,412	$2,999,496	$12,697,908

	December 31, 2013
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$1,006,621	$2,403,078	$3,409,699
Fixed Rate	8,490,788	356,240	8,847,028
Total	$9,497,409	$2,759,318	$12,256,727

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the changes for the nine months ended September 30, 2014 and 2013, of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	Nine Months Ended September 30,
	2014			2013
(in thousands)	Designated Credit Reserve	Unamortized Net Discount	Total	Designated Credit Reserve	Unamortized Net Discount	Total
Beginning balance at January 1	$(1,234,448)	$(1,071,559)	$(2,306,007)	$(1,290,946)	$(996,490)	$(2,287,436)
Acquisitions	(69,663)	(57,174)	(126,837)	(181,122)	(390,269)	(571,391)
Accretion of net discount	—	96,873	96,873	886	108,829	109,715
Realized credit losses	11,325	—	11,325	28,684	—	28,684
Reclassification adjustment for other-than-temporary impairments	(212)	—	(212)	(1,662)	—	(1,662)
Transfers from (to)	91,086	(91,086)	—	35,201	(35,201)	—
Sales, calls, other	232,881	103,481	336,362	36,331	151,310	187,641
Ending balance at September 30	$(969,031)	$(1,019,465)	$(1,988,496)	$(1,372,628)	$(1,161,821)	$(2,534,449)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of September 30, 2014 and December 31, 2013. At September 30, 2014, the Company held 1,423 AFS securities, of which 89 were in an unrealized loss position for less than twelve consecutive months and 200 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2013, the Company held 1,431 AFS securities, of which 447 were in an unrealized loss position for less than twelve months and 114 were in an unrealized loss position for more than twelve consecutive months. Of the $1.4 billion and $4.9 billion of AFS securities in an unrealized loss position for less than twelve consecutive months as of September 30, 2014 and December 31, 2013, $1.3 billion, or 93.6%, and $4.8 billion, or 96.9%, respectively, were Agency AFS securities, whose principal and interest are guaranteed by government sponsored entities, or GSEs.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2014	$1,409,676	$(5,261)	$1,605,423	$(61,143)	$3,015,099	$(66,404)
December 31, 2013	$4,902,813	$(171,651)	$1,186,692	$(81,393)	$6,089,505	$(253,044)

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
The Company recorded a $0.2 million other-than-temporary credit impairment during the nine months ended September 30, 2014 on a total of three non-Agency RMBS where the future expected cash flows for each security were less than its amortized cost. The Company did not record any other-than-temporary credit impairments during the three months ended September 30,

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

2014. As of September 30, 2014, impaired securities with a carrying value of $162.6 million had actual weighted average cumulative losses of 10.6%, weighted average three-month prepayment speed of 3.8%, weighted average 60+ day delinquency of 29.5% of the pool balance, and weighted average FICO score of 664. At September 30, 2014, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities; therefore, only the projected credit loss was recognized in earnings. During the nine months ended September 30, 2013, the Company recorded a $1.7 million other-than-temporary credit impairment on a total of four non-Agency RMBS where the future expected cash flows for the security were less than its amortized cost. The Company did not record any other-than-temporary impairments during the three months ended September 30, 2013.
The following table presents the changes in OTTI included in earnings for three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Cumulative credit loss at beginning of period	$(8,061)	$(15,046)	$(9,467)	$(15,561)
Additions:
Other-than-temporary impairments not previously recognized	—	—	(91)	—
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	—	—	(121)	(1,662)
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	—	1,446	464	1,677
Decreases related to other-than-temporary impairments on securities sold	—	406	1,154	2,352
Cumulative credit loss at end of period	$(8,061)	$(13,194)	$(8,061)	$(13,194)

Cumulative credit losses related to OTTI may be reduced for securities sold as well as for securities that mature, pay down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain (loss) on investment securities in the Company’s condensed consolidated statements of comprehensive income. For the three and nine months ended September 30, 2014, the Company sold AFS securities for $1.9 billion and $3.2 billion with an amortized cost of $1.8 billion and $3.1 billion, for net realized gains of $62.7 million and $59.9 million, respectively. For the three and nine months ended September 30, 2013, the Company sold AFS securities for $3.1 billion and $4.1 billion with an amortized cost of $3.3 billion and $4.2 billion, for net realized losses of $234.5 million and $163.2 million, respectively.
The following table presents the gross realized gains and losses on sales of AFS securities for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Gross realized gains	$87,842	$27,786	$131,005	$103,451
Gross realized losses	(25,122)	(262,323)	(71,119)	(266,620)
Total realized (losses) gains on sales, net	$62,720	$(234,537)	$59,886	$(163,169)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 6. Trading Securities, at Fair Value
The Company holds U.S. Treasuries in a TRS and classifies these securities as trading instruments due to short-term investment objectives. As of September 30, 2014 and December 31, 2013, the Company held U.S. Treasuries with an amortized cost of $2.0 billion and $996.1 million, and a fair value of $2.0 billion and $1.0 billion, respectively, classified as trading securities. Included within trading securities were unrealized losses of $2.8 million and unrealized gains of $4.1 million as of September 30, 2014 and December 31, 2013, respectively.
For the three and nine months ended September 30, 2014, the Company sold trading securities for $1.0 billion and $1.1 billion with an amortized cost of $996.9 million and $1.1 billion, resulting in realized gains of $5.1 million and $5.5 million, respectively, on the sale of these securities. For both the three and nine months ended September 30, 2013, the Company sold trading securities for $1.0 billion with an amortized cost of $997.9 million, resulting in realized gains of $3.1 million.
For the three and nine months ended September 30, 2014, trading securities experienced change in unrealized losses of $8.4 million and $6.9 million, respectively. For the three and nine months ended September 30, 2013, trading securities experienced change in unrealized gains of $1.4 million and change in unrealized losses of $0.2 million, respectively. Both realized and unrealized gains and losses are recorded as a component of gain (loss) on investment securities in the Company’s condensed consolidated statements of comprehensive income.
At September 30, 2014 and December 31, 2013, the Company pledged trading securities with a carrying value of $2.0 billion and $1.0 billion, respectively, as collateral for repurchase agreements. See Note 16 - Repurchase Agreements.

Note 7. Mortgage Loans Held-for-Sale, at Fair Value
Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of a fair value option election. The following table presents the carrying value of the Company’s mortgage loans held-for-sale as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013
Unpaid principal balance	$445,692	$680,840
Fair value adjustment	(627)	(136,259)
Carrying value	$445,065	$544,581

At September 30, 2014 and December 31, 2013, the Company pledged mortgage loans with a carrying value of $407.8 million and $200.8 million, respectively, as collateral for repurchase agreements and FHLB advances. See Note 16 - Repurchase Agreements and Note 18 - Federal Home Loan Bank of Des Moines Advances.

Note 8. Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
The Company purchases subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The underlying residential mortgage loans held by the trusts, which are consolidated on the Company’s condensed consolidated balance sheet, are classified as mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. The following table presents the carrying value of the Company’s mortgage loans held-for-investment in securitization trusts as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013
Unpaid principal balance	$1,402,782	$812,538
Fair value adjustment	26,108	(20,148)
Carrying value	$1,428,890	$792,390

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 9. Servicing Activities
Mortgage Servicing Rights, at Fair Value
On April 30, 2013, one of the Company’s wholly owned subsidiaries acquired a company that has approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSR. The MSR acquired in conjunction with this acquisition and those subsequently purchased represent the right to service mortgage loans. The Company and its subsidiaries do not originate or directly service mortgage loans, and instead contract with fully licensed subservicers to handle all servicing functions for the loans underlying the Company’s MSR. The following table summarizes activity related to MSR for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Balance at beginning of period	$500,490	$1,452	$514,402	$—
Additions from purchases of servicing rights	7,542	13,390	61,835	14,887
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	3,964	—	(31,941)	—
Other changes in fair value (1)	(14,674)	861	(41,101)	816
Other changes (2)	1,144	—	(4,729)	—
Balance at end of period	$498,466	$15,703	$498,466	$15,703
____________________

(1)	Other changes in fair value primarily represents changes due to the realization of expected cash flows.

(2)	Other changes includes purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.

As of September 30, 2014 and December 31, 2013, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(in thousands)	September 30, 2014	December 31, 2013
Weighted average prepayment speed:	10.7%	9.5%
Impact on fair value of 10% adverse change	$(18,942)	$(19,305)
Impact on fair value of 20% adverse change	$(36,388)	$(37,187)
Weighted average delinquency:	4.5%	4.0%
Impact on fair value of 10% adverse change	$(3,489)	$(8,835)
Impact on fair value of 20% adverse change	$(7,477)	$(17,642)
Weighted average discount rate:	9.5%	9.0%
Impact on fair value of 10% adverse change	$(18,443)	$(21,037)
Impact on fair value of 20% adverse change	$(35,890)	$(40,642)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Risk Mitigation Activities
The primary risk of the Company’s MSR is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher-than-expected prepayments that could reduce the value of the MSR. The Company economically hedges the impact of these risks with AFS securities and derivative financial instruments. Refer to Note 12 - Derivative Instruments and Hedging Activities for additional information regarding the derivative financial instruments used to economically hedge MSR.
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Servicing fee income	$31,390	$899	$94,340	$1,114
Ancillary fee income	874	90	2,233	120
	$32,264	$989	$96,573	$1,234

Mortgage Servicing Advances
In connection with the servicing of loans, the Company’s subservicers make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances, including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances, which are funded by the Company, totaled $19.8 million and $7.3 million and were included in other assets on the condensed consolidated balance sheet as of September 30, 2014 and December 31, 2013, respectively.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of loans owned and classified as mortgage loans held-for-sale, loans held in consolidated VIEs classified as mortgage loans held-for-investment in securitization trusts and loans underlying MSR. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of September 30, 2014 and December 31, 2013:

(dollars in thousands)	September 30, 2014		December 31, 2013
	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage loans held-for-sale	825	$445,692	2,890	$680,840
Mortgage loans held-for-investment in securitization trusts	499	368,358	537	425,209
Mortgage servicing rights (1)	226,369	45,526,752	210,441	42,324,328
Total serviced mortgage assets	227,693	$46,340,802	213,868	$43,430,377
____________________

(1)	Includes mortgage loans held-for-investment in securitization trusts for which the Company is the named servicing administrator.

Note 10. Restricted Cash
The Company is required to maintain certain cash balances with counterparties for securities and derivatives trading activity and collateral for the Company’s repurchase agreements and FHLB advances in restricted accounts. The Company has also placed cash in a restricted account pursuant to a letter of credit on an office space lease.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the Company’s restricted cash balances as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013
Restricted cash balances held by trading counterparties:
For securities trading activity	$9,000	$9,000
For derivatives trading activity	207,780	191,107
As restricted collateral for repurchase agreements and Federal Home Loan Bank advances	93,295	201,194
	310,075	401,301
Restricted cash balance pursuant to letter of credit on office lease	346	346
Total	$310,421	$401,647

Note 11. Accrued Interest Receivable
The following table presents the Company’s accrued interest receivable by collateral type:

(in thousands)	September 30, 2014	December 31, 2013
Accrued Interest Receivable:
U.S. Treasuries	$3,709	$2,361
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	7,826	10,583
Federal National Mortgage Association	18,950	15,034
Government National Mortgage Association	10,270	10,007
Non-Agency	3,543	3,676
Total mortgage-backed securities	40,589	39,300
Mortgage loans held-for-sale	1,170	4,136
Mortgage loans held-for-investment in securitization trusts	7,137	4,506
Total	$52,605	$50,303

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
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading instruments as of September 30, 2014 and December 31, 2013.

(in thousands)	September 30, 2014
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$188,701	$1,211,965	$—	$—
Interest rate swap agreements	62,560	27,770,655	—	—
Credit default swaps	—	—	(1,825)	125,000
Swaptions, net	94,388	7,660,000	—	—
TBAs	4,101	2,880,000	(2,396)	2,190,000
Put and call options for TBAs, net	3,410	2,000,000	—	—
Constant maturity swaps	190	18,000,000	—	—
Markit IOS total return swaps	439	611,985	—	—
Forward purchase commitments	104	326,376	—	—
Total	$353,893	$60,460,981	$(4,221)	$2,315,000

(in thousands)	December 31, 2013
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$221,364	$1,525,845	$—	$—
Interest rate swap agreements	25,325	19,619,000	—	—
Credit default swaps	—	—	(18,049)	427,073
Swaptions, net	269,745	5,130,000	—	—
TBAs	33,425	4,097,000	(125)	400,000
Constant maturity swaps	—	—	(3,773)	10,000,000
Markit IOS total return swaps	—	—	(134)	49,629
Forward purchase commitments	—	12,063	—	—
Total	$549,859	$30,383,908	$(22,081)	$10,876,702

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive income on the Company’s derivative trading instruments:

(in thousands)
Trading Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Interest rate risk management
TBAs (1)	Gain (loss) on other derivative instruments	$1,031	$71,751	$(46,749)	$138,429
Put and call options for TBAs (1)	Gain (loss) on other derivative instruments	(3,825)	(37,052)	(10,144)	15,375
Constant maturity swaps (1)	Gain (loss) on other derivative instruments	1,306	71	6,734	(13,986)
Short U.S. Treasuries (1)	Gain (loss) on other derivative instruments	—	—	(8)	(991)
Interest rate swap agreements - Receivers (1)	Gain (loss) on interest rate swap and swaption agreements	(2,749)	7,852	104,193	7,852
Interest rate swap agreements - Payers (1)	Gain (loss) on interest rate swap and swaption agreements	21,288	(8,691)	(38,473)	(8,371)
Swaptions (1)	Gain (loss) on interest rate swap and swaption agreements	(22,827)	3,711	(192,635)	95,476
Markit IOS total return swaps (1)	Gain (loss) on other derivative instruments	48	—	(1,324)	—
Interest rate swap agreements - Payers (2)	Gain (loss) on interest rate swap and swaption agreements	32,807	(58,282)	(66,113)	128,431
Credit risk management
Credit default swaps - Receive protection (3)	Gain (loss) on other derivative instruments	(71)	(30,344)	1,905	(40,206)
Non-risk management
TBAs	Gain (loss) on other derivative instruments	—	10,322	(4,701)	668
Inverse interest-only securities	Gain (loss) on other derivative instruments	7,567	5,686	41,942	(33,234)
Forward purchase commitments	(Loss) gain on mortgage loans held-for-sale	(1,446)	—	2,300	(20,015)
Total		$33,129	$(34,976)	$(203,073)	$269,428
____________________

(1)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s investment portfolio.

(2)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s repurchase agreements and FHLB advances.

(3)	Includes derivative instruments held to mitigate credit risk associated with the Company’s non-Agency RMBS and mortgage loans held-for-sale.

For the three and nine months ended September 30, 2014, the Company recognized $26.8 million and $59.5 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $28.6 billion and $23.8 billion notional, respectively, to economically hedge a portion of the Company’s interest rate risk on its short-term repurchase agreements, funding costs, and macro-financing risk and receiving either LIBOR interest or a fixed interest rate. For the three and nine months ended September 30, 2013, the Company recognized $15.1 million and $48.5 million, respectively, of

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps on an average $19.9 billion and $17.5 billion notional.
The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the three and nine months ended September 30, 2014 and 2013:

(in thousands)
Three Months Ended September 30,	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
2014
Inverse interest-only securities	$1,323,650	$—	$(111,685)	$1,211,965	$1,261,098	$221
Interest rate swap agreements	23,628,148	12,206,450	(8,063,943)	27,770,655	28,607,951	4,197
Credit default swaps	125,000	—	—	125,000	125,000	—
Swaptions, net	11,450,000	2,710,000	(6,500,000)	7,660,000	7,972,500	(49,509)
TBAs, net	(372,000)	(3,316,000)	2,998,000	(690,000)	830,435	(5,177)
Put and call options for TBAs, net	—	2,000,000	—	2,000,000	336,957	(1,016)
Constant maturity swaps	6,000,000	24,000,000	(12,000,000)	18,000,000	15,032,609	344
Markit IOS total return swaps	576,478	49,669	(14,162)	611,985	593,092	—
Forward purchase commitments	647,941	721,551	(1,043,116)	326,376	547,904	1,893
Total	$43,379,217	$38,371,670	$(24,734,906)	$57,015,981	$55,307,546	$(49,047)
2013
Inverse interest-only securities	$1,798,972	$14,999	$(165,735)	$1,648,236	$1,735,973	$—
Interest rate swap agreements	18,485,000	3,698,000	(4,608,000)	17,575,000	19,884,272	69,729
Credit default swaps	1,630,404	700,000	(868,239)	1,462,165	1,525,716	(9,937)
Swaptions, net	6,250,000	230,000	(2,050,000)	4,430,000	6,002,717	(28,958)
TBAs, net	(2,721,000)	(3,759,000)	7,337,000	857,000	313,902	133,399
Put and call options for TBAs, net	(210,000)	3,000,000	(290,000)	2,500,000	413,043	(3,187)
Constant maturity swaps	19,000,000	2,000,000	(13,000,000)	8,000,000	10,032,609	(4,645)
Forward purchase commitments	29,229	—	(29,229)	—	6,672	(1,204)
Total	$44,262,605	$5,883,999	$(13,674,203)	$36,472,401	$39,914,904	$155,197

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(in thousands)
Nine Months Ended September 30,	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
2014
Inverse interest-only securities	$1,525,845	$—	$(313,880)	$1,211,965	$1,367,332	$414
Interest rate swap agreements	19,619,000	23,615,598	(15,463,943)	27,770,655	23,778,725	1,193
Credit default swaps	427,073	—	(302,073)	125,000	142,940	(13,705)
Swaptions, net	5,130,000	9,860,000	(7,330,000)	7,660,000	9,117,546	(52,905)
TBAs, net	603,000	(6,240,000)	4,947,000	(690,000)	673,509	(19,854)
Put and call options for TBAs, net	—	3,500,000	(1,500,000)	2,000,000	498,168	(6,348)
Constant maturity swaps	10,000,000	36,000,000	(28,000,000)	18,000,000	10,219,780	2,771
Markit IOS total return swaps	49,629	586,550	(24,194)	611,985	381,913	—
Short U.S. Treasuries	—	(125,000)	125,000	—	458	2
Forward purchase commitments	12,063	1,780,257	(1,465,944)	326,376	320,117	2,195
Total	$37,366,610	$68,977,405	$(49,328,034)	$57,015,981	$46,500,488	$(86,237)
2013
Inverse interest-only securities	$1,909,351	$245,260	$(506,375)	$1,648,236	$1,850,637	$—
Interest rate swap agreements	14,070,000	16,273,000	(12,768,000)	17,575,000	17,486,421	11,036
Credit default swaps	438,440	2,000,000	(976,275)	1,462,165	913,477	(22,289)
Swaptions, net	4,950,000	1,830,000	(2,350,000)	4,430,000	5,766,300	(32,941)
TBAs, net	953,000	341,000	(437,000)	857,000	608,634	153,513
Put and call options for TBAs, net	—	2,498,000	2,000	2,500,000	95,560	26,011
Constant maturity swaps	—	21,000,000	(13,000,000)	8,000,000	5,225,275	(4,645)
Short U.S. Treasuries	—	(400,000)	400,000	—	8,901	(876)
Forward purchase commitments	56,865	510,184	(567,049)	—	75,117	(19,780)
Total	$22,377,656	$44,297,444	$(30,202,699)	$36,472,401	$32,030,322	$110,029
____________________

(1)	Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Derivative fair value adjustments are reflected within the unrealized loss (gain) on interest rate swaps and swaptions, unrealized (gain) loss on other derivative instruments, and (gain) loss on mortgage loans held-for-sale line items within the operating activities section of the condensed consolidated statements of cash flows. Realized losses on interest rate swap and swaption agreements are reflected within the loss on termination and option expiration of interest rate swaps and swaptions line item within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the short sales and purchases of other derivative instruments, proceeds from sales of other derivative instruments, net and decrease in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.
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
As of September 30, 2014 and December 31, 2013, the Company had outstanding fair value of $61.1 million and $75.6 million, respectively, of interest-only securities in place to economically hedge its investment securities. These interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.
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
As of September 30, 2014, $2.2 billion of the Company’s long notional TBA positions and $2.9 billion of the Company’s short notional TBA positions were held in order to economically hedge portfolio risk. As of December 31, 2013, $0.4 billion of the Company’s long notional TBA positions and $1.9 billion of the Company’s short notional TBA positions were held in order to economically hedge portfolio risk, while the remaining $2.2 billion long notional TBA positions were held for non-risk management purposes (see “Non-Risk Management Activities” below). The Company discloses these positions on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$2,190,000	$2,149,844	$2,152,274	$2,430	$—
Sale contracts	(2,880,000)	(2,936,898)	(2,937,623)	1,671	(2,396)
TBAs, net	$(690,000)	$(787,054)	$(785,349)	$4,101	$(2,396)

	As of December 31, 2013
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$2,550,000	$2,749,648	$2,767,295	$17,771	$(125)
Sale contracts	(1,947,000)	(1,959,256)	(1,943,602)	15,654	—
TBAs, net	$603,000	$790,392	$823,693	$33,425	$(125)
___________________

(1)	Notional amount represents the face amount of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid/(received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the TBA (or of the underlying Agency RMBS) as of period-end.

(4)
Net carrying value represents the difference between the market value of the TBA as of period-end and its cost basis, and is reported in derivative assets / (liabilities), at fair value, in the condensed consolidated balance sheets.

Put and Call Options for TBAs - As of September 30, 2014, the Company had purchased put options for TBAs with a total notional amount of $2.0 billion and paid upfront premiums of approximately $7.2 million. Each of the options will expire in December 2014. The put options had a net fair market value of $3.4 million, included in derivative assets, at fair value, in the

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

condensed consolidated balance sheet as of September 30, 2014. The Company did not hold any put or call options for TBAs as of December 31, 2013.
Constant Maturity Swaps - The Company has also entered into constant maturity swaps between the 10-year interest rate swap curve and the yield to maturity on a 30-year Fannie Mae TBA to economically hedge mortgage spread widening risk. The Company had the following constant maturity swap agreements in place at September 30, 2014 and December 31, 2013:

(notional and dollars in thousands)
September 30, 2014
Determination Date	Average Strike Swap Rate	Notional Amount	Fair Value	Upfront Premium Paid	Unrealized Gain/(Loss)
October 2014	0.563%	$5,000,000	$(527)	$—	$(527)
November 2014	0.591%	2,000,000	(677)	—	(677)
December 2014	0.552%	7,000,000	323	—	323
January 2015	0.518%	4,000,000	1,071	—	1,071
Total	0.552%	$18,000,000	$190	$—	$190

(notional and dollars in thousands)
December 31, 2013
Determination Date	Average Strike Swap Rate	Notional Amount	Fair Value	Upfront Premium Paid	Unrealized Gain/(Loss)
February 2014	0.768%	$3,000,000	$625	$—	$625
March 2014	0.850%	5,000,000	(3,171)	—	(3,171)
June 2014	0.828%	2,000,000	(1,227)	—	(1,227)
Total	0.821%	$10,000,000	$(3,773)	$—	$(3,773)

Interest Rate Swap Agreements - As of September 30, 2014 and December 31, 2013, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk associated with the Company’s investment portfolio whereby the Company receives interest at a three-month LIBOR rate:

(notional in thousands)
September 30, 2014
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2016	$3,500,000	0.631%	0.234%	1.79
2017	2,000,000	1.070%	0.233%	2.79
2018	2,040,000	1.563%	0.234%	4.19
2019 and Thereafter	1,314,178	2.266%	0.233%	6.02
Total	$8,854,178	1.188%	0.233%	3.20

(notional in thousands)
December 31, 2013
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2016	$1,000,000	0.955%	0.239%	2.67
2018 and Thereafter	2,040,000	1.563%	0.241%	4.94
Total	$3,040,000	1.363%	0.240%	4.20

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Additionally, as of September 30, 2014 and December 31, 2013, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk associated with the Company’s investment portfolio whereby the Company pays interest at a three-month LIBOR rate:

(notional in thousands)
September 30, 2014
Swaps Maturities	Notional Amounts	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2018	$575,000	0.234%	1.440%	4.14
2019 and Thereafter	2,701,477	0.235%	2.751%	9.57
Total	$3,276,477	0.235%	2.521%	8.62

(notional in thousands)
December 31, 2013
Swaps Maturities	Notional Amounts	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2018 and Thereafter	$2,154,000	0.240%	2.337%	7.84
Total	$2,154,000	0.240%	2.337%	7.84

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
As of September 30, 2014 and December 31, 2013, the Company had the following outstanding interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) associated with the Company’s short-term repurchase agreements and FHLB advances:

(notional in thousands)
September 30, 2014
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2016	$6,100,000	0.622%	0.234%	1.82
2017	6,385,000	1.074%	0.235%	2.87
2018	1,125,000	1.314%	0.234%	3.74
2019 and Thereafter	2,030,000	2.268%	0.234%	7.14
Total	$15,640,000	1.070%	0.234%	3.08

(notional in thousands)
December 31, 2013
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2014	$3,900,000	0.300%	0.245%	0.76
2015	1,000,000	0.383%	0.244%	1.04
2016	2,950,000	0.626%	0.246%	2.42
2017	5,300,000	0.920%	0.217%	3.49
2018 and Thereafter	1,275,000	1.406%	0.242%	5.04
Total	$14,425,000	0.698%	0.235%	2.50

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Interest Rate Swaptions - As of September 30, 2014 and December 31, 2013, the Company had the following outstanding interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would either pay or receive a fixed rate) that were utilized as macro-economic hedges:

September 30, 2014
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	≥ 6 Months	$190,208	$130,263	45.89	$5,210,000	4.27%	3M Libor	8.8
Total Payer		$190,208	$130,263	45.89	$5,210,000	4.27%	3M Libor	8.8

Receiver	< 6 Months	$5,181	$776	2.17	$3,250,000	3M Libor	1.33%	5.4
Total Receiver		$5,181	$776	2.17	$3,250,000	3M Libor	1.33%	5.4

Sale contracts:
Payer	≥ 6 Months	$(81,248)	$(36,651)	33.02	$(800,000)	3.44%	3M Libor	10.0
Total Payer		$(81,248)	$(36,651)	33.02	$(800,000)	3.44%	3M Libor	10.0

December 31, 2013
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$10,431	$10,458	2.78	$675,000	3.33%	3M Libor	10.0
Payer	≥ 6 Months	223,504	353,108	39.14	6,000,000	4.27%	3M Libor	9.0
Total Payer		$233,935	$363,566	38.16	$6,675,000	4.18%	3M Libor	9.1

Receiver	< 6 Months	$3,991	$681	1.93	$275,000	3M Libor	2.89%	10.0
Total Receiver		$3,991	$681	1.93	$275,000	3M Libor	2.89%	10.0

Sale contracts:
Payer	< 6 Months	$(3,455)	$(7,679)	1.93	$(510,000)	1.60%	3M Libor	5.0
Payer	≥ 6 Months	(81,248)	(86,361)	42.02	(800,000)	3.44%	3M Libor	10.0
Total Payer		$(84,703)	$(94,040)	33.68	$(1,310,000)	2.72%	3M Libor	8.1

Receiver	< 6 Months	$(3,455)	$(462)	1.93	$(510,000)	3M Libor	1.60%	5.0
Total Receiver		$(3,455)	$(462)	1.93	$(510,000)	3M Libor	1.60%	5.0

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Markit IOS Total Return Swaps - The Company also enters into total return swaps (agreements whereby the Company receives or makes payments based on the total return of an underlying instrument or index, such as the Markit IOS Index, in exchange for fixed or floating rate interest payments) to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our investment portfolio (referred to as “convexity risk”). Total return swaps based on the Markit IOS Index are intended to synthetically replicate the performance of interest-only securities. The Company had the following total return swap agreements in place at September 30, 2014 and December 31, 2013:

(notional and dollars in thousands)
September 30, 2014
Maturity Date	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
1/12/2043	$(421,143)	$318	$(1,457)	$(1,139)
1/12/2044	(190,842)	121	(275)	(154)
Total	$(611,985)	$439	$(1,732)	$(1,293)

(notional and dollars in thousands)
December 31, 2013
Maturity Date	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain/(Loss)
1/12/2043	$(49,629)	$(134)	$(453)	$(587)
Total	$(49,629)	$(134)	$(453)	$(587)

Credit Risk
The Company’s exposure to credit losses on its U.S. Treasuries and Agency portfolio of investment securities is limited due to implicit or explicit backing from the U.S. Department of the Treasury or GSEs. The payment of principal and interest on the Freddie Mac and Fannie Mae mortgage-backed securities are guaranteed by those respective agencies, and the payment of principal and interest on the Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the U.S. Government.
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
As of September 30, 2014, the Company held credit default swaps whereby the Company receives credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company’s credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.
The following tables present credit default swaps whereby the Company is receiving protection held as of September 30, 2014 and December 31, 2013:

(notional and dollars in thousands)
September 30, 2014
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
Receive	6/20/2016	105.50	$(100,000)	$(1,513)	$(260)	$(1,773)
	12/20/2016	496.00	(25,000)	(312)	(4,062)	(4,374)
	Total	183.60	$(125,000)	$(1,825)	$(4,322)	$(6,147)

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

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of September 30, 2014, the fair value of derivative financial instruments as an asset and liability position was $353.9 million and $4.2 million, respectively.
The Company mitigates the credit risk exposure on derivative financial instruments by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines. The Company also seeks to transact with several different counterparties in order to reduce the exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties, which require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. As of September 30, 2014, the Company has received cash deposits from counterparties of $88.9 million and placed cash deposits of $211.9 million in accounts maintained by counterparties, of which the amounts are netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the condensed consolidated balance sheet.
Non-Risk Management Activities
The Company has entered into certain financial instruments that are considered derivative contracts under ASC 815 that are not for purposes of hedging. These contracts are currently limited to forward purchase commitments, TBAs and inverse interest-only RMBS.
Commitments to Purchase Mortgage Loans Held-for-Sale - Prior to a mortgage loan purchase, the Company may enter into forward purchase commitments with counterparties whereby the Company commits to purchasing the loans at a particular interest rate, provided the borrower elects to close the loan. These commitments to purchase mortgage loans have been defined as derivatives and are, therefore, recorded on the balance sheet as assets or liabilities and measured at fair value. Subsequent changes in fair value are recorded on the balance sheet as adjustments to the carrying value of these assets or liabilities with a corresponding adjustment recognized in current period earnings. As of September 30, 2014 and December 31, 2013, the Company had outstanding commitments to purchase $326.4 million and $12.1 million of mortgage loans, subject to fallout if the loans do not close, with a fair value asset of $0.1 million at September 30, 2014. As of December 31, 2013, no fair value was assigned to the derivative as there was not a meaningful change in market value from commitment date to December 31, 2013.
TBAs - As of December 31, 2013, the Company held $2.2 billion notional TBAs as a means of deploying capital until targeted investments are available, and to take advantage of temporary displacements in the marketplace. None of the Company’s TBAs were held for this purpose as of September 30, 2014.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Inverse Interest-Only Securities - As of September 30, 2014 and December 31, 2013, inverse interest-only securities with a carrying value of $188.7 million and $221.4 million, including accrued interest receivable of $2.3 million and $2.9 million, respectively, are accounted for as derivative financial instruments in the condensed consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013
Face Value	$1,211,965	$1,525,845
Unamortized premium	—	—
Unamortized discount
Designated credit reserve	—	—
Net, unamortized	(1,029,960)	(1,292,785)
Amortized Cost	182,005	233,060
Gross unrealized gains	10,589	5,891
Gross unrealized losses	(6,196)	(20,442)
Carrying Value	$186,398	$218,509

Note 13. Other Assets
Other assets as of September 30, 2014 and December 31, 2013 are summarized in the following table:

(in thousands)	September 30, 2014	December 31, 2013
Property and equipment at cost	$4,519	$2,285
Accumulated depreciation (1)	(1,626)	(858)
Net property and equipment	2,893	1,427
Prepaid expenses	1,065	1,818
Deferred tax assets	26,082	—
Intangible assets	—	533
Servicing advances	19,783	7,298
Federal Home Loan Bank stock	60,010	10
Equity investments	3,000	—
Other receivables	12,998	2,113
Total other assets	$125,831	$13,199
____________________

(1)	Depreciation expense for the three and nine months ended September 30, 2014 was $303,870 and $767,361, respectively.

Note 14. Other Liabilities
Other liabilities as of September 30, 2014 and December 31, 2013 are summarized in the following table:

(in thousands)	September 30, 2014	December 31, 2013
Accrued expenses	$28,202	$20,025
Deferred tax liabilities	—	39,414
Income taxes payable	327	757
Other	13,019	7,284
Total other liabilities	$41,548	$67,480

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
Investment securities - The Company holds a portfolio of AFS and trading securities that are carried at fair value in the condensed consolidated balance sheet. AFS securities are primarily comprised of Agency and non-Agency RMBS while the Company’s U.S. Treasuries are classified as trading securities. The Company determines the fair value of its U.S. Treasuries and Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of its non-Agency RMBS, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its U.S. Treasuries as Level 1 fair value assets at September 30, 2014. The Company classified 100% of its RMBS AFS securities reported at fair value as Level 2 at September 30, 2014. AFS and trading securities account for 72.9% and 11.4%, respectively, of all assets reported at fair value at September 30, 2014.
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
Mortgage loans held-for-sale - The Company holds a portfolio of mortgage loans held-for-sale that are carried at fair value in the condensed consolidated balance sheet as a result of a fair value option election. The Company determines fair value of its mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 94.1% and 5.9% of its mortgage loans held-for-sale as Level 2 and Level 3 fair value assets, respectively, at September 30, 2014.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Mortgage loans held-for-investment in securitization trusts - The Company recognizes on its condensed consolidated balance sheet mortgage loans held-for-investment in securitization trusts that are carried at fair value as a result of a fair value option election. The Company determines fair value of its mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 100% of its mortgage loans held-for-investment in securitization trusts as Level 2 fair value assets at September 30, 2014.
Mortgage servicing rights - The Company holds a portfolio of MSR that are carried at fair value on the condensed consolidated balance sheet. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its MSR as Level 3 fair value assets at September 30, 2014.
Derivative instruments - The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, swaptions, put and call options for TBAs, credit default swaps, constant maturity swaps and Markit IOS total return swaps. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, swaptions, put and call options for TBAs, credit default swaps, constant maturity swaps and total returns swaps reported at fair value as Level 2 at September 30, 2014.
The Company also enters into certain other derivative financial instruments, such as TBAs and inverse interest-only securities. These instruments are similar in form to the Company’s AFS securities and the Company utilizes a pricing service to value TBAs and broker quotes to value inverse interest-only securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at September 30, 2014. The Company reported 100% of its TBAs as Level 1 as of September 30, 2014.
The Company may also enter into forward purchase commitments on mortgage loans whereby the Company commits to purchasing the loans at a particular interest rate. The fair value of these derivatives is determined based on prices currently offered in the marketplace for new commitments. Fallout assumptions if the borrower elects not to close the loan are applied to the pricing. As of September 30, 2014, the Company had outstanding commitments to purchase $326.4 million of mortgage loans, subject to fallout if the loans do not close, with a fair value asset of $0.1 million. The Company classified 100% of the forward purchase commitments reported at fair value as Level 2 at September 30, 2014.
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
Collateralized borrowings in securitization trusts - The Company recognizes on its condensed consolidated balance sheet collateralized borrowings that are carried at fair value as a result of a fair value option election. The Company determines fair value of its collateralized borrowings based on prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its collateralized borrowings in securitization trusts as Level 2 fair value liabilities at September 30, 2014.

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

	Recurring Fair Value Measurements
	At September 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,697,908	$—	$12,697,908
Trading securities	1,993,124	—	—	1,993,124
Mortgage loans held-for-sale	—	418,719	26,346	445,065
Mortgage loans held-for-investment in securitization trusts	—	1,428,890	—	1,428,890
Mortgage servicing rights	—	—	498,466	498,466
Derivative assets	4,101	349,792	—	353,893
Total assets	$1,997,225	$14,895,309	$524,812	$17,417,346
Liabilities
Collateralized borrowings in securitization trusts	$—	$938,506	$—	$938,506
Derivative liabilities	2,396	1,825	—	4,221
Total liabilities	$2,396	$940,331	$—	$942,727

	Recurring Fair Value Measurements
	At December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,256,727	$—	$12,256,727
Trading securities	1,000,180	—	—	1,000,180
Mortgage loans held-for-sale	—	119,855	424,726	544,581
Mortgage loans held-for-investment in securitization trusts	—	792,390	—	792,390
Mortgage servicing rights	—	—	514,402	514,402
Derivative assets	33,425	516,434	—	549,859
Total assets	$1,033,605	$13,685,406	$939,128	$15,658,139
Liabilities
Collateralized borrowings in securitization trusts	$—	$639,731	$—	$639,731
Derivative liabilities	125	21,956	—	22,081
Total liabilities	$125	$661,687	$—	$661,812

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of September 30, 2014, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the reconciliation for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Level 3 Recurring Fair Value Measurements
	Three Months Ended				Nine Months Ended
	September 30, 2014				September 30, 2014
(in thousands)	Mortgage Loans Held-For-Sale		Mortgage Servicing Rights		Mortgage Loans Held-For-Sale		Mortgage Servicing Rights
Beginning of period level 3 fair value	$22,797		$500,490		$424,726		$514,402
Gains/(losses) included in net income (loss):
Realized gains (losses)	1,324		(14,674)		4,333		(41,101)
Unrealized gains (losses)	798	(1)	3,964	(3)	(3,414)	(1)	(31,941)	(3)
Total net gains/(losses) included in net income (loss)	2,122		(10,710)		919		(73,042)
Other comprehensive income	—		—		—		—
Purchases	22,347		7,542		36,905		61,835
Sales	(14,263)		—		(419,847)		—
Settlements	(6,657)		1,144		(16,357)		(4,729)
Gross transfers into level 3	—		—		—		—
Gross transfers out of level 3	—		—		—		—
End of period level 3 fair value	$26,346		$498,466		$26,346		$498,466
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$416	(2)	$3,964	(4)	$(5,391)	(2)	$(31,941)	(4)
___________________

(1)
For the three and nine months ended September 30, 2014, the change in unrealized gains or losses on mortgage loans held-for-sale was recorded in (loss) gain on mortgage loans held-for-sale on the condensed consolidated statements of comprehensive income.

(2)
For the three and nine months ended September 30, 2014, the change in unrealized gains or losses on mortgage loans held-for-sale that were held at the end of the reporting period were recorded in (loss) gain on mortgage loans held-for-sale on the condensed consolidated statements of comprehensive income.

(3)
For the three and nine months ended September 30, 2014, the change in unrealized gains or losses on MSR were recorded in (loss) gain on servicing asset on the condensed consolidated statements of comprehensive income.

(4)
For the three and nine months ended September 30, 2014, the change in unrealized gains or losses on MSR that were held at the end of the reporting period were recorded in (loss) gain on servicing asset on the condensed consolidated statements of comprehensive income.

The Company did not incur transfers between Level 1, Level 2 or Level 3 for the nine months ended September 30, 2014. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The table below presents information about the significant unobservable inputs used in the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at September 30, 2014:

As of September 30, 2014
Valuation Technique	Unobservable Input (1)	Range			Weighted Average
Discounted cash flow	Constant prepayment speed	8.8	-	12.5%	10.7%
	Delinquency	1.9	-	8.0%	4.5%
	Discount rate	7.6	-	11.1%	9.5%
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
The Company also elected the fair value option for both the mortgage loans held-for-investment in securitization trusts and the collateralized borrowings in securitization trusts carried on the condensed consolidated balance sheet. The fair value option was elected to better reflect the economics of the Company’s retained interests. The Company’s policy is to separately record interest income on the fair value elected loans and interest expense on the fair value elected borrowings. Upfront fees and costs are not deferred or capitalized. Fair value adjustments are reported in other (loss) income on the condensed consolidated statements of comprehensive income.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the fair value option elections and information regarding the amounts recognized in earnings for each fair value option-elected item.

(in thousands)	Changes included in the Condensed Consolidated Statements of Comprehensive Income
Three Months Ended September 30,	Interest income (expense)		Gain (loss) on investment securities	(Loss) gain on mortgage loans held-for-sale	Other (loss) income	Total included in net income (loss)	Change in fair value due to credit risk
2014
Assets
Mortgage loans held-for-sale	$5,268	(1)	$—	$(941)	$—	$4,327	$(299)	(3)
Mortgage loans held-for-investment in securitization trusts	9,526	(1)	—	—	(6,924)	2,602	—	(2)
Liabilities
Collateralized borrowings in securitization trusts	(5,678)		—	—	4,722	(956)	—	(2)
Total	$9,116		$—	$(941)	$(2,202)	$5,973	$(299)
2013
Assets
Mortgage loans held-for-sale	$9,297	(1)	$—	$(4,443)	$—	$4,854	$—	(3)
Mortgage loans held-for-investment in securitization trusts	5,649	(1)	—	—	1,698	7,347	—	(2)
Liabilities
Collateralized borrowings in securitization trusts	(3,125)		—	—	7,076	3,951	—	(2)
Total	$11,821		$—	$(4,443)	$8,774	$16,152	$—

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(in thousands)	Changes included in the Condensed Consolidated Statements of Comprehensive Income
Nine Months Ended September 30,	Interest income (expense)		Gain (loss) on investment securities	(Loss) gain on mortgage loans held-for-sale	Other (loss) income	Total included in net income (loss)	Change in fair value due to credit risk
2014
Assets
Mortgage loans held-for-sale	$12,553	(1)	$—	$3,933	$—	$16,486	$770	(3)
Mortgage loans held-for-investment in securitization trusts	25,180	(1)	—	—	31,681	56,861	—	(2)
Liabilities
Collateralized borrowings in securitization trusts	(16,623)		—	—	(12,741)	(29,364)	—	(2)
Total	$21,110		$—	$3,933	$18,940	$43,983	$770
2013
Assets
Equity securities	$—		$7,843	$—	$—	$7,843	$—	(2)
Mortgage loans held-for-sale	15,409	(1)	—	(5,247)	—	10,162	—	(3)
Mortgage loans held-for-investment in securitization trusts	11,672	(1)	—	—	(23,059)	(11,387)	—	(2)
Liabilities
Collateralized borrowings in securitization trusts	(6,112)		—	—	39,680	33,568	—	(2)
Total	$20,969		$7,843	$(5,247)	$16,621	$40,186	$—
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

	September 30, 2014		December 31, 2013
(in thousands)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Mortgage loans held-for-sale
Total loans	$445,692	$445,065	$680,840	$544,581
Nonaccrual loans	$19,913	$14,729	$80,486	$62,185
Loans 90+ days past due	$18,944	$14,041	$63,152	$48,786
Mortgage loans held-for-investment in securitization trusts
Total loans	$1,402,782	$1,428,890	$812,538	$792,390
Nonaccrual loans	$717	$706	$—	$—
Loans 90+ days past due	$—	$—	$—	$—
Collateralized borrowings in securitization trusts
Total borrowings	$959,670	$938,506	$686,233	$639,731
____________________

(1)	Excludes accrued interest receivable.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities	$12,697,908	$12,697,908	$12,256,727	$12,256,727
Trading securities	$1,993,124	$1,993,124	$1,000,180	$1,000,180
Mortgage loans held-for-sale	$445,065	$445,065	$544,581	$544,581
Mortgage loans held-for-investment in securitization trusts	$1,428,890	$1,428,890	$792,390	$792,390
Mortgage servicing rights	$498,466	$498,466	$514,402	$514,402
Cash and cash equivalents	$1,225,281	$1,225,281	$1,025,487	$1,025,487
Restricted cash	$310,421	$310,421	$401,647	$401,647
Derivative assets	$353,893	$353,893	$549,859	$549,859
Equity investments	$3,000	$3,000	$—	$—
Liabilities
Repurchase agreements	$12,274,878	$12,274,878	$12,250,450	$12,250,450
Collateralized borrowings in securitization trusts	$938,506	$938,506	$639,731	$639,731
Federal Home Loan Bank advances	$1,500,000	$1,500,000	$—	$—
Derivative liabilities	$4,221	$4,221	$22,081	$22,081

Note 16. Repurchase Agreements
As of September 30, 2014, the Company had outstanding $12.3 billion of repurchase agreements, including repurchase agreements funding the Company’s U.S. Treasuries of $2.0 billion. Excluding the debt associated with the Company’s U.S. Treasuries and the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.70% and weighted average remaining maturities of 100 days as of September 30, 2014. As of December 31, 2013, the Company had outstanding $12.3 billion of repurchase agreements, including repurchase agreements funding the Company’s U.S. Treasuries of $997.5 million. Excluding the debt associated with the Company’s U.S. Treasuries and the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.75% and weighted average remaining maturities of 72 days as of December 31, 2013. As of September 30, 2014 and December 31, 2013, the debt associated with the Company’s U.S. Treasuries had a weighted average borrowing rate of (0.97)% and 0.03%, respectively.
At September 30, 2014 and December 31, 2013, the repurchase agreement balances were as follows:

(in thousands)	September 30, 2014	December 31, 2013
Short-term	$12,181,658	$12,050,450
Long-term	93,220	200,000
Total	$12,274,878	$12,250,450

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At September 30, 2014 and December 31, 2013, the repurchase agreements had the following characteristics:

(dollars in thousands)	September 30, 2014		December 31, 2013
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Amount Outstanding	Weighted Average Borrowing Rate
U.S. Treasuries	$1,986,250	(0.97)%	$997,500	0.03%
Agency RMBS	8,142,314	0.41%	9,109,510	0.46%
Non-Agency RMBS (1)	1,987,034	1.86%	1,829,709	2.01%
Agency derivatives	142,079	1.00%	166,438	1.05%
Mortgage loans held-for-sale	17,201	3.11%	147,293	2.85%
Total	$12,274,878	0.43%	$12,250,450	0.69%
____________________

(1)	Includes repurchase agreements collateralized by retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

At September 30, 2014 and December 31, 2013, the repurchase agreements had the following remaining maturities:

(in thousands)	September 30, 2014		December 31, 2013
Within 30 days	$2,906,285		$3,831,917
30 to 59 days	2,860,071		2,013,733
60 to 89 days	—		2,225,967
90 to 119 days	2,289,504		1,386,371
120 to 364 days	3,132,048		1,594,962
Open maturity (1)	993,750		997,500
One year and over	93,220	(2)	200,000
Total	$12,274,878		$12,250,450
____________________

(1)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(2)	One year and over includes repurchase agreements with maturity dates of June 25, 2016.

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	September 30, 2014	December 31, 2013
Available-for-sale securities, at fair value	$11,185,800	$12,295,302
Trading securities, at fair value	1,993,124	1,000,180
Mortgage loans held-for-sale, at fair value	20,710	200,839
Net economic interests in consolidated securitization trusts (1)	301,549	—
Cash and cash equivalents	15,000	15,000
Restricted cash	93,295	201,194
Due from counterparties	23,070	21,579
Derivative assets, at fair value	184,924	216,365
Total	$13,817,472	$13,950,459
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

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
The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Royal Bank of Canada	$1,280,084	$393,951	10%	93.1	$980,464	$264,745	7%	88.2
Barclays Capital Inc.	1,119,776	270,340	7%	78.9	1,453,396	302,744	8%	74.6
All other counterparties (2) (3)	8,881,268	885,887	22%	85.0	8,819,090	1,107,341	29%	71.2
Total	$11,281,128	$1,550,178			$11,252,950	$1,674,830
____________________

(1)
Represents the net carrying value of the securities and mortgage loans held-for-sale sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. At September 30, 2014, the Company had $31.1 million in payables due to broker counterparties for unsettled securities purchases. The payables are not included in the amounts presented above. At December 31, 2013, the Company did not have any payables due to broker counterparties for unsettled securities purchases..

(2)	Excludes $993.8 million and $997.5 million of repurchase agreements collateralized by U.S. Treasuries with a rolling 1-day maturity as of September 30, 2014 and December 31, 2013, respectively.

(3)	Represents amounts outstanding with 23 and 18 counterparties at September 30, 2014 and December 31, 2013, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties.

Note 17. Collateralized Borrowings in Securitization Trusts, at Fair Value
The Company purchases subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The debt associated with the underlying residential mortgage loans held by the trusts, which are consolidated on the Company’s condensed consolidated balance sheet, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. As of September 30, 2014 and December 31, 2013, collateralized borrowings in securitization trusts had a carrying value of $938.5 million and $639.7 million with a weighted average interest rate of 3.7% and 2.8%, respectively. The stated maturity dates for all collateralized borrowings were more than five years from both September 30, 2014 and December 31, 2013.

Note 18. Federal Home Loan Bank of Des Moines Advances
In December 2013, the Company’s wholly owned subsidiary, TH Insurance Holdings, was accepted for membership in the FHLB. As a member of the FHLB, TH Insurance Holdings has access to a variety of products and services offered by the FHLB, including secured advances. As of September 30, 2014, TH Insurance Holdings had $1.5 billion in outstanding secured advances with a weighted average borrowing rate of 0.4%, and had an additional $1.0 billion of available uncommitted credit for borrowings due to an increase in capacity granted by the FHLB. To the extent TH Insurance Holdings has unused capacity, it may be adjusted at the sole discretion of the FHLB. As of December 31, 2013, TH Insurance Holdings had not requested any secured advances and had $1.0 billion of available uncommitted credit for borrowings.
The ability to borrow from the FHLB is subject to the Company’s continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB. Each advance requires approval by the FHLB and is secured by collateral in accordance with the FHLB’s credit and collateral guidelines, as may be revised from time to time by the FHLB. Eligible collateral may include conventional 1-4 family residential mortgage loans, Agency RMBS and certain non-Agency RMBS with an A rating and above.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At September 30, 2014, FHLB advances had the following remaining maturities:

(in thousands)	September 30, 2014
≤ 1 year	$33,738
> 1 and ≤ 3 years	651,238
> 3 and ≤ 5 years	815,024
Total	$1,500,000

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of FHLB advances:

(in thousands)	September 30, 2014
Available-for-sale securities, at fair value	$1,221,412
Mortgage loans held-for-sale, at fair value	387,083
Net economic interests in consolidated securitization trusts (1)	85,782
Total	$1,694,277
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

The FHLB retains the right to mark the underlying collateral for FHLB advances to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral. In addition, as a condition to membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB. At September 30, 2014 and December 31, 2013, the Company had stock in the FHLB totaling $60.0 million and $10,000, respectively, which is included in other assets on the condensed consolidated balance sheet at September 30, 2014 and December 31, 2013.

Note 19. Stockholders’ Equity
Distributions to Stockholders
The following table presents cash dividends declared by the Company on its common stock during the three months ended September 30, 2014, and the four immediately preceding quarters:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
September 16, 2014	September 30, 2014	October 21, 2014	$0.26
June 17, 2014	July 2, 2014	July 22, 2014	$0.26
March 17, 2014	March 31, 2014	April 21, 2014	$0.26
December 17, 2013	December 27, 2013	December 31, 2013	$0.26
September 11, 2013	September 26, 2013	October 23, 2013	$0.28

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Accumulated Other Comprehensive Income
Accumulated other comprehensive income at September 30, 2014 and December 31, 2013 was as follows:

(in thousands)	September 30, 2014	December 31, 2013
Available-for-sale securities, at fair value
Unrealized gains	$843,052	$697,779
Unrealized losses	(66,404)	(253,044)
Accumulated other comprehensive income	$776,648	$444,735

Reclassifications out of Accumulated Other Comprehensive Income
The following table summarizes reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013:

(in thousands)	Affected Line Item in the Condensed Consolidated Statements of Comprehensive Income	Amount Reclassified out of Accumulated Other Comprehensive Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Other-than-temporary-impairments on AFS securities	Total other-than-temporary impairment losses	$—	$—	$212	$1,662
Realized (gains) losses on sales of AFS securities	Gain (loss) on investment securities	(54,553)	187,007	(32,325)	123,089
		$(54,553)	$187,007	$(32,113)	$124,751
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
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitation detailed in the plan prospectus. An aggregate of 7.5 million shares of the Company’s common stock were originally reserved for issuance under the plan. As of September 30, 2014, 194,990 shares have been issued under the plan for total proceeds of approximately $2.1 million, of which 15,268 and 38,742 shares were issued for total proceeds of $158,567 and $399,359 during the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2013, 12,085 and 53,749 shares were issued under the plan for total proceeds of $119,994 and $628,063, respectively.
Share Repurchase Program
On October 5, 2011, the Company’s board of directors authorized a share repurchase program, which allows the Company to repurchase up to 10,000,000 shares of its common stock. On November 14, 2012, the board of directors authorized an increase in the share repurchase program of 15,000,000, for a total of 25,000,000 shares. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. As of September 30, 2014, 2,450,700 shares had been repurchased by the Company under the program for a total cost of $23.9 million; however, no shares were repurchased during the three and nine

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

months ended September 30, 2014. During the three and nine months ended September 30, 2013, 1,450,700 and 2,450,700 shares were repurchased by the Company for a total cost of $13.4 million and $23.9 million, respectively.
At-the-Market Offering
On May 25, 2012, the Company entered into an equity distribution agreement under which the Company may sell up to an aggregate of 20,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of September 30, 2014, 7,585,869 shares of common stock have been sold under the equity distribution agreement for total accumulated net proceeds of approximately $77.6 million; however, no shares were sold during the three and nine months ended September 30, 2014 and 2013.
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
At 5:00 p.m. EST on November 7, 2013, 3,580,279 warrants expired pursuant to the terms of the warrant agreement. No warrants remained outstanding as of September 30, 2014.

Note 20. Equity Incentive Plan
On May 21, 2013 and May 20, 2014, the Company granted 36,335 and 52,180 shares of restricted common stock, respectively, to its independent directors pursuant to the Plan. The estimated fair value of these awards was $11.56 and $10.31 per share, respectively, based on the closing price of the Company’s common stock on such date. The shares underlying the grants vested immediately.
On May 29, 2013 and February 5, 2014, the Company granted 1,020,969 and 1,103,162 shares of restricted common stock, respectively, to its executive officers and other key employees of PRCM Advisers pursuant to the Plan. The estimated fair value of these awards was $11.23 and $9.79 per share on grant date, based on the closing market price of the Company’s common stock on the NYSE on such date. However, as the cost of these awards is measured at fair value at each reporting date based on the price of the Company’s stock as of period end in accordance with ASC 505, Equity, or ASC 505, the fair value of these awards as of September 30, 2014 was $9.67 per share based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the date of the grant, as long as such grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity related to restricted common stock for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013
(in thousands)	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	1,024,454	$11.22	25,325	$9.69
Granted	1,155,342	9.81	1,057,304	11.24
Vested	(443,088)	(11.12)	(58,170)	(10.80)
Forfeited	(4,597)	(9.79)	—	—
Outstanding at End of Period	1,732,111	$10.36	1,024,459	$11.23

For the three and nine months ended September 30, 2014, the Company recognized compensation costs related to restricted common stock of $2.0 million and $8.9 million, respectively. For the three and nine months ended September 30, 2013, the Company recognized compensation costs related to restricted common stock of $1,494,260 and $2,493,028, respectively.

Note 21. Other Operating Expenses
Components of the Company’s other operating expenses for the three and nine months ended September 30, 2014 and 2013, are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Other operating expenses:
General and administrative	$11,330	$7,754	$37,051	$20,038
Directors and officers’ insurance	243	201	728	603
Professional fees	851	1,200	3,502	4,223
Total other operating expenses	$12,424	$9,155	$41,281	$24,864

Note 22. Income Taxes
For the three and nine months ended September 30, 2014 and 2013, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C-Corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
During the three and nine months ended September 30, 2014, the Company’s TRSs recognized a benefit from income taxes of $4.9 million and $62.0 million, respectively, which was primarily due to losses incurred on derivative instruments held in the Company’s TRSs. During the three and nine months ended September 30, 2013, the Company’s TRSs recognized a provision for income taxes of $23.7 million and $77.8 million, respectively, which was primarily due to income generated from derivative instruments held in the Company’s TRSs.
Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements of a contingent tax liability for uncertain tax positions.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 23. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share, or EPS, for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2014	2013	2014	2013
Numerator:
Net income (loss) from continuing operations	$193,590	$(193,599)	$204,102	$336,361
Income from discontinued operations	—	871	—	3,264
Net income (loss)	$193,590	$(192,728)	$204,102	$339,625
Denominator:
Weighted average common shares outstanding	364,339,061	364,032,788	364,112,043	345,046,012
Weighted average restricted stock shares	1,779,805	1,024,979	1,826,107	483,599
Basic weighted average shares outstanding	366,118,866	365,057,767	365,938,150	345,529,611
Dilutive weighted average warrants	—	109,225	—	840,747
Diluted weighted average shares outstanding	366,118,866	365,166,992	365,938,150	346,370,358
Basic Earnings (Loss) Per Share:
Continuing operations	$0.53	$(0.53)	$0.56	$0.97
Discontinued operations	—	—	—	0.01
Net income (loss)	$0.53	$(0.53)	$0.56	$0.98
Diluted Earnings (Loss) Per Share:
Continuing operations	$0.53	$(0.53)	$0.56	$0.97
Discontinued operations	—	—	—	0.01
Net income (loss)	$0.53	$(0.53)	$0.56	$0.98

No warrants were outstanding during the three and nine months ended September 30, 2014; however, during the three and nine months ended September 30, 2013, the weighted average market value per share of the Company’s common stock, after factoring in the number of shares of the Company’s common stock issuable for each warrant of 1.0727 shares, was above the exercise price of the warrants, making the warrants dilutive.

Note 24. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with the Management Agreement with PRCM Advisers, the Company incurred $12.3 million and $36.6 million as a management fee to PRCM Advisers for the three and nine months ended September 30, 2014, respectively, and $12.0 million and $33.7 million as a management fee to PRCM Advisers for the three and nine months ended September 30, 2013, respectively, which represents approximately 1.5% of stockholders’ equity on an annualized basis as defined by the Management Agreement. For purposes of calculating the management fee, stockholders’ equity is adjusted to exclude any common stock repurchases as well as any unrealized gains, losses or other items that do not affect realized net income (loss), among other adjustments, in accordance with the Management Agreement. Management fees for the nine months ended September 30, 2013 were reduced by $4.3 million on the condensed consolidated statements of comprehensive income in accordance with the contribution transaction entered into with Silver Bay. See further discussion of this adjustment below. In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $4.3 million and $11.5 million for the three and nine months ended September 30, 2014, respectively, and $2.6 million and $7.1 million for the three and nine months ended September 30, 2013, respectively.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company recognized $2.0 million and $8.9 million of compensation expense during the three and nine months ended September 30, 2014, respectively, related to restricted common stock. The Company recognized $1.5 million and $2.5 million of compensation expense during the three and nine months ended September 30, 2013, respectively, related to restricted common stock. See Note 20 - Equity Incentive Plan for additional information.
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

Note 25. Subsequent Events
Events subsequent to September 30, 2014, were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these Condensed Consolidated Financial Statements.

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

•	Non-Agency RMBS, meaning RMBS that are not issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac;

•	Residential mortgage loans;

•	MSR; and

•	Other financial assets comprising approximately 5% to 10% of the portfolio.

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
During the three months ended September 30, 2014, we did not significantly modify our RMBS asset allocation between Agency and non-Agency RMBS. The following table provides the RMBS asset allocation between Agency and non-Agency RMBS as of September 30, 2014 and the four immediately preceding period ends:

	As of
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Agency RMBS	76.7%	77.0%	78.1%	77.9%	77.1%
Non-Agency RMBS	23.3%	23.0%	21.9%	22.1%	22.9%

As our RMBS asset allocation shifts, our annualized yields and cost of financing shifts. Our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts; for example, uncertainty of prepayment speeds, extension risk and credit events.

For the three months ended September 30, 2014, our net interest spread realized on aggregate Agency and non-Agency RMBS was lower than previous periods. Based on recent experience, yields and net interest spreads on Agency and non-Agency RMBS are generally lower than what we have historically realized in our portfolio. Additionally, our cost of financing increased as a result of higher swap spread due to increased notional amounts and replacing some of our shorter interest rate swaps with longer-term swaps. The following table provides the average annualized yield on our Agency and non-Agency RMBS for the three months ended September 30, 2014, and the four immediately preceding quarters:

	Three Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Average annualized yields (1)
Agency RMBS	3.3%	3.4%	3.3%	3.1%	2.8%
Non-Agency RMBS	8.5%	8.7%	9.1%	8.9%	9.0%
Aggregate RMBS	4.3%	4.4%	4.3%	4.2%	4.0%
Cost of financing (2)	1.6%	1.3%	1.2%	1.1%	1.2%
Net interest spread	2.7%	3.1%	3.1%	3.1%	2.8%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

The following table provides the average annualized yield expected on our Agency and non-Agency RMBS as of September 30, 2014, and the four immediately preceding period ends:

	As of
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Average annualized yields (1)
Agency RMBS	3.3%	3.2%	3.2%	3.0%	2.9%
Non-Agency RMBS	8.2%	8.6%	9.0%	9.0%	9.0%
Aggregate RMBS	4.2%	4.2%	4.2%	4.1%	4.1%
Cost of financing (2)	1.6%	1.3%	1.2%	1.1%	1.2%
Net interest spread	2.6%	2.9%	3.0%	3.0%	2.9%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

During the three months ended September 30, 2014, we continued to develop our strategic initiatives, which stem from the changing opportunities in the residential mortgage marketplace, including a mortgage loan conduit and securitization platform and an MSR platform. Within our mortgage loan conduit and securitization platform, we acquire prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions with the intent to securitize the loans through the issuance of non-Agency mortgage-backed securities. Within our MSR platform, we purchase the right to service mortgage loans from high-quality originators and contract with fully licensed third-party subservicers to handle all servicing functions for the underlying loans.
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
We recognize that investing in our target assets is competitive and that we compete with other entities for attractive investment opportunities. We rely on our management team and our dedicated team of investment professionals provided by our external manager to identify investment opportunities. In addition, we have benefited and expect to continue to benefit from our external manager’s analytical and portfolio management expertise and infrastructure. We believe that our significant focus in the mortgage market, the extensive mortgage market expertise of our investment team, our strong analytics and our disciplined relative value investment approach give us a competitive advantage versus our peers.
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
On December 19, 2012, we completed the contribution of our portfolio of single-family rental properties to Silver Bay Realty Trust Corp., or Silver Bay, a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single family residential properties for rental income and long-term capital appreciation. We contributed our equity interests in the wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay, and in exchange for the contribution, received shares of common stock of Silver Bay. Silver Bay completed its initial public offering, or IPO, of its common stock on December 19, 2012. Because we will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the three and nine months ended September 30, 2013. No remaining associated operating results were recognized during the three and nine months ended September 30, 2014.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2013, under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.
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
This Quarterly Report on Form 10-Q may contain statistics and other data that, in some cases, have been obtained or compiled from information made available by mortgage loan servicers and other third-party service providers.

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

We follow the fair value hierarchy set forth above in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we will attempt to obtain Level 2 inputs, observable market prices in inactive markets or derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs and independent pricing service models to estimate fair value measurements. At September 30, 2014, approximately 90.9% of total assets, or $17.4 billion, and approximately 6.3% of total liabilities, or $942.7 million, consisted of financial instruments recorded at fair value. As of September 30, 2014, we had $524.8 million, or 2.7% of total assets, reported at fair value using Level 3 inputs. See Note 15 - Fair Value to the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.
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
For the three months ended September 30, 2014, our unrealized fair value gains on interest rate swap and swaption agreements, which are accounted for as derivative trading instruments under U.S. GAAP, positively affected our financial results. However, for the nine months ended September 30, 2014, our unrealized fair value losses on interest rate swap and swaption agreements negatively affected our financial results. The change in fair value of the interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three and nine months ended September 30, 2014. Our financial results for the three months ended September 30, 2014 were negatively affected by unrealized fair value losses on certain U.S. Treasuries classified as trading instruments due to their short-term investment objectives, mortgage loans held-for-sale and MSR. Our financial results for the nine months ended September 30, 2014 were positively affected by unrealized fair value gains on mortgage loans held-for-sale. Unrealized losses on trading securities and MSR, however, negatively affected our financial results.
For the three and nine months ended September 30, 2013, our unrealized fair value gains on interest rate swap and swaption agreements positively affected our financial results. The change in fair value of the interest rate swaps was a result of the realization of losses on interest rates swaps unwound and subsequent resetting of interest rate swaps at more favorable rates, combined with changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three and nine months ended September 30, 2013. Our financial results for the three and nine months ended September 30, 2013 were negatively affected by unrealized fair value losses on certain U.S. Treasuries classified as trading instruments and mortgage loans held-for-sale.
In addition, our financial results for the three and nine months ended September 30, 2014 and 2013 were affected by the unrealized gains and losses of certain other derivative instruments that were accounted for as trading derivative instruments, i.e., credit default swaps, TBAs, put and call options for TBAs, constant maturity swaps, Markit IOS total return swaps, inverse interest-only securities and forward mortgage loan purchase commitments. Any temporary change in the fair value of our available-for-sale securities is recorded as a component of accumulated other comprehensive income and does not impact our earnings.
We have numerous internal controls in place to help ensure the appropriateness of fair value measurements. Significant fair value measures are subject to detailed analytics and management review and approval. Our entire investment portfolio is priced by third-party brokers and/or by independent pricing providers. We generally receive three or more broker and vendor quotes on pass-through Agency RMBS, and generally receive multiple broker or vendor quotes on all other RMBS instruments, including interest-only Agency RMBS, inverse interest-only Agency RMBS, and non-Agency RMBS. We also typically receive two vendor quotes for the mortgage loans and MSR in our investment portfolio. For Agency RMBS, the third-party pricing providers and brokers use pricing models that commonly incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. For non-Agency RMBS, the third-party pricing providers and brokers utilize both observable and unobservable inputs such as pool-specific characteristics (i.e., loan age, loan size, credit quality of borrowers, vintage, servicer quality), floating rate indices, prepayment and default assumptions, and recent trading of the same or similar bonds. For mortgage loans and MSR, vendors use pricing models that generally incorporate observable inputs such as principal balance, note rate, address, LTV ratios, FICO, appraised value and other loan characteristics, along with observed market yields, securitization economics and trading levels. Additionally for MSR, pricing providers will customarily incorporate loan servicing cost, servicing fee, ancillary income, and earnings rate on escrow as observable inputs. Unobservable or model-driven inputs include forecast cumulative defaults, default curve, forecast loss severity and forecast voluntary prepayment.
We evaluate the prices we receive from both brokers and independent pricing providers by comparing those prices to actual purchase and sale transactions, our internally modeled prices calculated based on market observable rates and credit spreads, and to each other both in current and prior periods. We review and may challenge broker quotes and valuations from third-party pricing providers to ensure that such quotes and valuations are indicative of fair value as a result of this analysis. We then estimate the fair value of each security based upon the median of the final broker quotes received, subject to internally-established hierarchy and override procedures.
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

Market Conditions and Outlook
The key macroeconomic factors that impact our business are home prices, interest rates and employment. Home price performance and unemployment are particularly important to our non-Agency portfolio. Home price appreciation slowed throughout the summer of 2014 following several quarters of elevated growth. Forecasts call for home prices to appreciate over the next several years, albeit at a slower pace than in the recent past. Despite the improvement in housing prices, tight credit standards have had the effect of limiting a borrower’s ability to refinance notwithstanding low interest rates and government programs that promote refinancing. The interest rate curve flattened during the three months ended September 30, 2014, as long-term rates fell, while near to mid-term rates remained fairly stable. Overall, interest rates remain at historically low levels despite modestly improving employment statistics and other economic indicators. The low interest rate environment is expected to persist, as the Federal Reserve has made commentary that suggests it will likely keep short-term interest rates at low levels until the economy can support higher rates. As a result, it is anticipated that low interest rates should benefit funding costs for the next few years. Additionally, the Federal Reserve officially announced the final reduction in its Quantitative Easing, or QE, asset purchases at its October 2014 meeting. However, even with the end of QE, it appears the Federal Reserve will continue to reinvest in mortgage-backed security principal repayments for the foreseeable future. Employment market conditions have improved somewhat; however, underemployment levels remain stubbornly high. Other than LTV ratios, employment is the most powerful determinant of a homeowner’s ongoing likelihood to pay their mortgage.
Overall, the U.S. economy continues to navigate headwinds that include global economic lethargy, geopolitical unrest across various regions worldwide, the ongoing European debt crisis, persistently high underemployment, stagnant wage inflation and a fragile housing market.
Regulatory and legislative actions taken in the past few years in an effort to improve economic conditions and increase liquidity in the financial markets, as well as other actions related to the fall-out from the financial and foreclosure crises, continue to impact the market. Regulatory actions that could affect the value and availability of our target assets, either positively or negatively, include attempts by the U.S. government to further simplify the refinancing process to allow more borrowers to refinance into lower interest rate mortgage loans; the streamlined loan modification initiative for borrowers that are 90+ days delinquent implemented by the government sponsored entities, or GSEs; the real estate owned, or REO, to-rental program supported by the GSEs; the extension of both the Home Affordable Modification Program, or HAMP, and the Home Affordable Refinance Program 2.0, or HARP 2.0, through 2015; the strict “ability-to-repay” and “qualified mortgage” regulations promulgated by the Consumer Financial Protection Bureau, or the CFPB; the adoption of Regulation AB II by the SEC; and the finalization of the risk retention requirements of Section 15G of the Exchange Act.
There are also a number of impending legislative proposals related to the eventual wind-down or phase out of the GSEs. The Corker-Warner bill, the Johnson-Crapo bill, and the Delaney-Carney-Himes Partnership to Strengthen Homeownership bill, all propose replacing the GSEs with a new government agency, the Federal Mortgage Insurance Corporation, or FMIC. The Housing Opportunities Move the Economy (HOME) Forward Act recommends replacing the GSEs with a new lender-owned cooperative. Finally, the Protecting American Taxpayers and Homeowners (PATH) Act suggests ending the taxpayer-funded bailout of the GSEs while phasing them out over five years. It remains uncertain if any proposal will ultimately become legislation. However, it does not appear that any GSE reform will take place until well after the midterm elections in November. We will continue to monitor these and other regulatory and policy activities closely.
The Federal Housing Finance Agency, or FHFA, recently published a proposed rulemaking regarding membership in the Federal Home Loan Bank system. Among other effects, the rulemaking would exclude captive insurers from membership. We believe we have a strong relationship with the FHLB and our mission aligns well with that of the Federal Home Loan Bank system. Even if the rulemaking were implemented in its current form, it appears that final rules would not take effect for some time. We continue to closely monitor matters that could impact our FHLB membership.
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
The following table provides the carrying value of our RMBS portfolio by product type:

(dollars in thousands)	September 30, 2014		December 31, 2013
Agency
Fixed Rate	$9,566,255	74.3%	$8,490,788	68.0%
Hybrid ARMs	132,157	1.0%	1,006,621	8.1%
Total Agency	9,698,412	75.3%	9,497,409	76.1%
Agency Derivatives	186,398	1.4%	218,509	1.8%
Non-Agency
Senior	2,473,644	19.2%	2,282,132	18.3%
Mezzanine	517,712	4.0%	468,667	3.8%
Interest-only securities	8,140	0.1%	8,519	—%
Total Non-Agency	2,999,496	23.3%	2,759,318	22.1%
Total	$12,884,306		$12,475,236

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
The following tables provide the carrying value of our Agency RMBS portfolio by vintage and prepayment protection:

	As of September 30, 2014
	Agency RMBS AFS		Agency Derivatives	Total Agency RMBS
(dollars in thousands)	Fixed Rate	Hybrid ARMs
Other low loan balances	$2,741,640	$—	$—	$2,741,640	28%
Home equity conversion mortgages	1,764,083	—	—	1,764,083	18%
$85K Max Pools	1,696,932	—	—	1,696,932	17%
2006 and subsequent vintages	1,421,302	29,910	—	1,451,212	15%
High LTV (predominantly MHA)	742,386	—	—	742,386	7%
Pre-pay lock-out or penalty-based	494,511	3,707	—	498,218	5%
Seasoned (2005 and prior vintages)	238,374	98,540	134,072	470,986	5%
2006 and subsequent vintages - discount	346,335	—	52,326	398,661	4%
Low FICO	120,692	—	—	120,692	1%
Total	$9,566,255	$132,157	$186,398	$9,884,810	100%

	As of December 31, 2013
	Agency RMBS AFS		Agency Derivatives	Total Agency RMBS
(dollars in thousands)	Fixed Rate	Hybrid ARMs
Other low loan balances	$505,565	$—	$—	$505,565	5%
Home equity conversion mortgages	1,792,937	—	—	1,792,937	19%
$85K Max Pools	1,313,097	—	—	1,313,097	14%
2006 and subsequent vintages	872,334	519,047	—	1,391,381	14%
High LTV (predominantly MHA)	2,319,464	—	—	2,319,464	24%
Pre-pay lock-out or penalty-based	495,796	6,551	—	502,347	5%
Seasoned (2005 and prior vintages)	270,549	110,324	148,221	529,094	5%
2006 and subsequent vintages - discount	241,710	370,699	70,288	682,697	7%
Low FICO	679,336	—	—	679,336	7%
Total	$8,490,788	$1,006,621	$218,509	$9,715,918	100%

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
The following tables provide discount information on our non-Agency RMBS portfolio:

	As of September 30, 2014
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$3,386,615	$632,319	$296,009	$4,314,943
Unamortized discount
Designated credit reserve	(895,149)	(73,882)	—	(969,031)
Unamortized net discount	(582,519)	(147,798)	(289,148)	(1,019,465)
Amortized Cost	$1,908,947	$410,639	$6,861	$2,326,447

	As of December 31, 2013
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$3,496,359	$644,636	$333,358	$4,474,353
Unamortized discount
Designated credit reserve	(1,124,838)	(109,611)	—	(1,234,449)
Unamortized net discount	(594,726)	(151,187)	(325,646)	(1,071,559)
Amortized Cost	$1,776,795	$383,838	$7,712	$2,168,345

Credit losses
Although our Agency portfolio is supported by U.S. Government Agency and federally chartered corporation guarantees of payment of principal and interest, we are exposed to credit risk in our non-Agency RMBS portfolio and mortgage loans. However, the credit support built into non-Agency RMBS deal structures is designed to provide a level of protection from potential credit losses for more senior tranches. In addition, the discounted purchase prices paid on our non-Agency RMBS and credit sensitive residential mortgage loans, or CSL, provide additional insulation from credit losses in the event we receive less than 100% of par on such assets. We evaluate credit risk on our non-Agency investments and CSL through a comprehensive asset selection process, which is predominantly focused on quantifying and pricing credit risk, including extensive initial modeling and scenario analysis. We review on an ongoing basis our non-Agency RMBS and CSL based on a quantitative and qualitative analysis of the risk-adjusted returns on such investments and through on-going asset surveillance. Specific to our non-Agency RMBS, at purchase, we estimate the portion of the discount we do not expect to recover and factor that into our expected yield and accretion methodology. We may also record an other-than-temporary impairment, or OTTI, for a portion of our investment in a security to the extent we believe that the amortized cost exceeds the present value of expected future cash flows. Nevertheless, unanticipated credit losses could occur, adversely impacting our operating results.
Counterparty exposure and leverage ratio
We monitor counterparty exposure in our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well capitalized organizations and we attempt to manage our cash balances across these organizations to reduce our exposure to a single counterparty.
As of September 30, 2014, we had entered into repurchase agreements with 30 counterparties, 25 of which had outstanding balances at September 30, 2014, including two facilities that provide short-term financing for our mortgage loan collateral with outstanding balances at September 30, 2014. In addition, we held both short- and long-term secured advances from the FHLB at September 30, 2014. As of September 30, 2014, we had a total consolidated debt to equity ratio of 3.6 times. As of September 30, 2014, we had $1.2 billion in cash and cash equivalents, approximately $76.6 million of unpledged Agency securities and derivatives and $269.9 million of unpledged non-Agency securities and retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP. As a result, we had an overall estimated unused borrowing capacity on our unpledged RMBS and retained interests of approximately $243.0 million. We also had approximately $15.2 million of unpledged prime nonconforming residential mortgage loans and $22.0 million of unpledged CSL and an overall estimated unused borrowing capacity on unpledged mortgage loans held-for-sale of approximately $25.8 million. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than if we carried a higher leverage. Additionally, in January 2014 the Basel Committee announced it would loosen its leverage ratio definition for banks, which we believe may dispel any concern of increased volatility in the securities financing market in the near term. We will continue to monitor these and other regulatory and policy activities closely.
We also monitor exposure to our mortgage loan conduit and MSR counterparties. In connection with these transactions, we are required to make certain representations and warranties to the purchasers of the loans underlying the assets we own. If the representations and warranties that we are required to make to the purchasers of the underlying loans in these transactions prove to be inaccurate, we may be obligated to repurchase certain mortgage loans, which may impact the profitability of these investments. Although we obtain similar representations and warranties from the counterparty from whom we acquired the relevant asset, if those representations and warranties do not directly mirror those we make to the purchaser of the underlying loans, or if we are unable to enforce the representations and warranties against the party for a variety of reasons, including the financial condition or insolvency of the counterparty, we may not be able to seek indemnification from our counterparties for any losses attributable to the breach.

Summary of Results of Operations and Financial Condition
Our reported GAAP net income was $193.6 million and $204.1 million ($0.53 and $0.56 per diluted weighted share) for the three and nine months ended September 30, 2014, respectively, as compared to net loss of $192.7 million and net income $339.6 million ($(0.53) and $0.98 per diluted weighted share) for the three and nine months ended September 30, 2013, respectively.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of securities do not impact our GAAP or taxable income but are recognized on our balance sheet as a change in stockholders’ equity under “accumulated other comprehensive income.” As a result of this fair value accounting through stockholders’ equity, we expect our net income (loss) to have less significant fluctuations and result in less GAAP to taxable income timing differences, than if the portfolio were accounted as trading instruments. For the three months ended September 30, 2014 and 2013, net unrealized losses on AFS securities recognized as other comprehensive loss were $41.0 million and net unrealized gains on AFS securities recognized as other comprehensive income were $246.8 million, respectively, which resulted in comprehensive income of $152.6 million for the three months ended September 30, 2014 as compared to $54.0 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014 and 2013, net unrealized gains on AFS securities recognized as other comprehensive income were $331.9 million and net unrealized losses on AFS securities recognized as other comprehensive loss were $183.7 million, respectively, which resulted in comprehensive income of $536.0 million for the nine months ended September 30, 2014 as compared to $155.9 million for the nine months ended September 30, 2013.
On September 16, 2014, we declared a cash dividend of $0.26 per diluted share. Our GAAP book value per diluted common share was $11.25 at September 30, 2014, an increase from $10.56 book value per diluted common share at December 31, 2013. During this nine month period, we recognized an increase in accumulated other comprehensive income due to net unrealized gains on available-for-sale securities of $331.9 million driving the overall increase in book value, which was offset by cash dividends declared of $285.6 million.

The following tables present the components of our comprehensive income for the three and nine months ended September 30, 2014 and 2013:

(in thousands, except share data)	Three Months Ended		Nine Months Ended
Income Statement Data:	September 30,		September 30,
	2014	2013	2014	2013
Interest income:	(unaudited)		(unaudited)
Available-for-sale securities	$123,056	$121,303	$374,574	$386,246
Trading securities	4,308	1,509	8,174	4,034
Mortgage loans held-for-sale	5,268	9,297	12,553	15,409
Mortgage loans held-for-investment in securitization trusts	9,526	5,649	25,180	11,672
Cash and cash equivalents	145	216	506	773
Total interest income	142,303	137,974	420,987	418,134
Interest expense:
Repurchase agreements	17,509	21,802	56,684	67,373
Collateralized borrowings in securitization trusts	5,678	3,125	16,623	6,112
Federal Home Loan Bank advances	1,531	—	2,439	—
Total interest expense	24,718	24,927	75,746	73,485
Net interest income	117,585	113,047	345,241	344,649
Other-than-temporary impairment losses	—	—	(212)	(1,662)
Other income:
Gain (loss) on investment securities	59,471	(230,111)	58,504	(152,280)
Gain (loss) on interest rate swap and swaption agreements	28,519	(55,410)	(193,028)	223,388
Gain (loss) on other derivative instruments	6,056	20,434	(12,345)	66,055
(Loss) gain on mortgage loans held-for-sale	(2,387)	(4,443)	6,233	(25,262)
Servicing income	32,264	989	96,573	1,234
(Loss) gain on servicing asset	(10,711)	861	(73,042)	816
Other (loss) income	(1,515)	8,938	19,948	16,837
Total other income (loss)	111,697	(258,742)	(97,157)	130,788
Expenses:
Management fees	12,258	12,036	36,559	29,388
Securitization deal costs	3,355	2,125	3,355	4,153
Servicing expenses	12,513	862	24,595	1,200
Other operating expenses	12,424	9,155	41,281	24,864
Total expenses	40,550	24,178	105,790	59,605
Income (loss) from continuing operations before income taxes	188,732	(169,873)	142,082	414,170
(Benefit from) provision for income taxes	(4,858)	23,726	(62,020)	77,809
Net income (loss) from continuing operations	193,590	(193,599)	204,102	336,361
Income from discontinued operations	—	871	—	3,264
Net income (loss)	$193,590	$(192,728)	$204,102	$339,625

(in thousands)	Three Months Ended		Nine Months Ended
Income Statement Data:	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Basic earnings (loss) per weighted average share:
Continuing operations	$0.53	$(0.53)	$0.56	$0.97
Discontinued operations	—	—	—	0.01
Net income (loss)	$0.53	$(0.53)	$0.56	$0.98
Diluted earnings (loss) per weighted average share:
Continuing operations	$0.53	$(0.53)	$0.56	$0.97
Discontinued operations	—	—	—	0.01
Net income (loss)	$0.53	$(0.53)	$0.56	$0.98
Dividends declared per share	$0.26	$0.28	$0.78	$0.91
Weighted average number of shares of common stock:
Basic	366,118,866	365,057,767	365,938,150	345,529,611
Diluted	366,118,866	365,166,992	365,938,150	346,370,358
Comprehensive income:
Net income (loss)	$193,590	$(192,728)	$204,102	$339,625
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net	(40,982)	246,777	331,913	(183,684)
Other comprehensive (loss) income	(40,982)	246,777	331,913	(183,684)
Comprehensive income	$152,608	$54,049	$536,015	$155,941

(in thousands)	September 30, 2014	December 31, 2013
Balance Sheet Data:
	(unaudited)

Available-for-sale securities	$12,697,908	$12,256,727
Total assets	$19,154,825	$17,173,862
Repurchase agreements	$12,274,878	$12,250,450
Federal Home Loan Bank advances	$1,500,000	$—
Total stockholders’ equity	$4,118,099	$3,854,995

Results of Operations
The following analysis focuses on the results generated during the three and nine months ended September 30, 2014 and 2013.
Interest Income and Average Portfolio Yield
For the three and nine months ended September 30, 2014, we recognized $123.1 million and $374.6 million, respectively, of interest income from our Agency and non-Agency RMBS AFS portfolio. Our RMBS AFS portfolio’s average amortized cost of securities was approximately $12.0 billion in each of the three and nine months ended September 30, 2014, resulting in an annualized net yield of approximately 4.1% and 4.2%, respectively. For the three and nine months ended September 30, 2013, we recognized $121.3 million and $386.2 million, respectively, of interest income from our Agency and non-Agency RMBS AFS portfolio. Our RMBS AFS portfolio’s average amortized cost of securities was approximately $12.0 billion and $13.3 billion for the three and nine months ended September 30, 2013, resulting in an annualized net yield of approximately 4.0% and 3.9%, respectively.
For the three and nine months ended September 30, 2014, we recognized $39.5 million and $105.4 million, respectively, of net premium amortization on our Agency RMBS AFS, including our interest-only securities. This resulted in an overall net asset yield of approximately 3.0% and 3.1%, respectively, excluding Agency Derivatives. For the three and nine months ended September 30, 2014, we recognized $32.8 million and $96.9 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 8.5% and 8.7%, respectively. For the three and nine months ended September 30, 2013, we recognized $42.3 million and $127.2 million, respectively, of net premium amortization on our

Agency RMBS AFS, including our interest-only securities. This resulted in an overall net asset yield of approximately 2.8% for both respective periods, excluding Agency Derivatives. For the three and nine months ended September 30, 2013, we recognized $37.2 million and $109.7 million of accretion income from the discounts on our non-Agency portfolio resulting in an overall net yield of approximately 9.0% for both respective periods. The increase in net yields on Agency RMBS AFS in the third quarter of 2014 compared to the third quarter of 2013 was predominantly driven by slower prepayments on premium-priced RMBS and interest-only products. However, the decrease in net yields on non-Agency RMBS was due to the sale of bonds at higher yields that we believe had reached maximum value, which were replaced with bonds at lower yields.
The following tables present the components of the net yield earned by investment type on our RMBS AFS portfolio as a percentage of our average amortized cost of securities (ratios for the periods have been annualized):

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Gross Yield/Stated Coupon	4.7%	2.9%	4.3%	4.5%	3.0%	4.3%
Net (Premium Amortization)/Discount Accretion	(1.7)%	5.6%	(0.2)%	(1.4)%	5.7%	(0.1)%
Net Yield (1)	3.0%	8.5%	4.1%	3.1%	8.7%	4.2%

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Gross Yield/Stated Coupon	4.5%	2.8%	4.2%	4.3%	2.8%	4.0%
Net (Premium Amortization)/Discount Accretion	(1.7)%	6.2%	(0.2)%	(1.5)%	6.2%	(0.1)%
Net Yield (1)	2.8%	9.0%	4.0%	2.8%	9.0%	3.9%
____________________

(1)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following tables provide the components of interest income and net asset yield by investment type on our RMBS AFS portfolio:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average amortized cost	$9,608,340	$2,357,570	$11,965,910	$9,704,620	$2,284,110	$11,988,730
Coupon interest	112,409	17,321	129,730	330,933	52,154	383,087
Net (premium amortization)/discount accretion	(39,454)	32,780	(6,674)	(105,377)	96,864	(8,513)
Interest income	$72,955	$50,101	$123,056	$225,556	$149,018	$374,574
Net asset yield	3.0%	8.5%	4.1%	3.1%	8.7%	4.2%

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average amortized cost	$9,628,604	$2,414,066	$12,042,670	$10,953,710	$2,343,169	$13,296,879
Coupon interest	109,391	17,033	126,424	354,887	48,886	403,773
Net (premium amortization)/discount accretion	(42,325)	37,204	(5,121)	(127,242)	109,715	(17,527)
Interest income	$67,066	$54,237	$121,303	$227,645	$158,601	$386,246
Net asset yield	2.8%	9.0%	4.0%	2.8%	9.0%	3.9%

For the three and nine months ended September 30, 2014, we recognized $4.3 million and $8.2 million of interest income, respectively, associated with our trading U.S. Treasuries, or approximately 0.9% and 0.8% annualized net yield on average amortized cost, respectively. For the three and nine months ended September 30, 2013, we recognized $1.5 million and $4.0 million of interest income, respectively, associated with our trading U.S. Treasuries, or approximately 0.6% and 0.5% annualized net yield on average amortized cost. The increase in yields on U.S. Treasuries for the three and nine months ended September 30, 2014 as compared to the same periods in 2013, was the result of increases in Treasury rates.
For the three and nine months ended September 30, 2014, we recognized $5.3 million and $12.6 million of interest income, respectively, associated with our mortgage loans held-for-sale, or approximately 4.0% annualized net yield on average carrying value for both respective periods. For the three and nine months ended September 30, 2013, we recognized $9.3 million and $15.4 million of interest income, respectively, associated with our mortgage loans held-for-sale, or approximately 4.5% and 4.7% annualized net yield on average carrying value. The decrease in yields on mortgage loans held-for-sale for the three and nine months ended September 30, 2014 as compared to the same period in 2013, was the result of the sale of substantially all of our CSL portfolio during the first quarter of 2014.
For the three and nine months ended September 30, 2014, we recognized $9.5 million and $25.2 million of interest income associated with our mortgage loans held-for-investment in securitization trusts, or approximately 3.9% annualized net yield on average carrying value for both respective periods. For the three and nine months ended September 30, 2013, we recognized $5.6 million and $11.7 million of interest income associated with our mortgage loans held-for-investment in securitization trusts, or approximately 4.1% annualized net yield on average carrying value for both respective periods. The decrease in yields on mortgage loans held-for-investment in securitization trusts for the three and nine months ended September 30, 2014 as compared to the same periods in 2013, was generally the result of the securitization transactions completed in the third quarter of 2014 at lower yields.
Interest Expense and the Cost of Funds
For the three and nine months ended September 30, 2014, we recognized $18.8 million and $55.7 million, respectively, in interest expense on our borrowed funds collateralized by RMBS AFS. For the same three and nine month periods, our average outstanding balance under repurchase agreements and FHLB advances to fund RMBS AFS was approximately $11.2 billion and $11.1 billion, respectively. The average cost of funds, excluding interest spread expense associated with interest rate swaps, for the three and nine months ended September 30, 2014, was 0.7% for both respective periods. For the three and nine months ended September 30, 2013, we recognized $19.2 million and $62.3 million, respectively, in interest expense on our borrowed funds collateralized by RMBS AFS. For the same three and nine month periods, our average outstanding balance under repurchase agreements and FHLB advances to fund RMBS AFS was approximately $10.8 billion and $12.0 billion, respectively. The average cost of funds, excluding interest spread expense associated with interest rate swaps, for the three and nine months ended September 30, 2013, was 0.7% for both respective periods. We have continued to replace a portion of our leverage on our RMBS AFS under repurchase agreements with FHLB advances, resulting in our ability to extend our maturity profile without an increase in interest expense on all borrowed funds collateralized by RMBS AFS for the three and nine months ended September 30, 2014, as compared to the same periods in 2013.
For the three and nine months ended September 30, 2014, we recognized $0.4 million of negative interest expense (interest income) and $0.8 million of interest expense associated with the financing of our U.S. Treasuries and Agency Derivatives, or an average cost of funds of approximately (0.1)% and 0.1%, respectively. For the three and nine months ended September 30, 2013, we recognized $0.7 million and $2.7 million, respectively, of interest expense associated with the financing of our U.S. Treasuries and Agency Derivatives, or an average cost of funds of approximately 0.2% and 0.3%. The negative interest expense (interest income) and corresponding decrease in average cost of funds on our U.S. Treasuries and Agency Derivatives for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, was due to counterparties granting a negative borrowing rate on repurchase agreements financing our U.S. Treasuries.
For the three and nine months ended September 30, 2014, we recognized $0.7 million and $2.7 million, respectively, of interest expense associated with the financing of our mortgage loans held-for-sale, or an average cost of funds of approximately 0.9% and 1.8%. For the three and nine months ended September 30, 2013, we recognized $1.9 million and $2.4 million, respectively, of interest expense associated with the financing of our mortgage loans held-for-sale, or an average cost of funds of approximately 2.7% for both respective periods. The decrease in interest expense associated with the financing of mortgage loans held-for-sale for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, was the result of a decrease in the outstanding balance under repurchase agreements and increase in the outstanding balance under FHLB advances, which provide lower financing rates.
For the three and nine months ended September 30, 2014, we also recognized $5.7 million and $16.6 million, respectively, of interest expense associated with the financing of our mortgage loans held-for-investment in securitization trusts, or an average cost of funds of approximately 3.7% and 3.4%. For the three and nine months ended September 30, 2013, we also recognized $3.1 million and $6.1 million, respectively, of interest expense associated with the financing of our mortgage loans held-for-investment in securitization trusts, or an average cost of funds of approximately 2.7% and 2.4%. The increase in interest expense associated with the financing of mortgage loans held-for-investment in securitization trusts for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, was generally the result of the securitization transactions completed in the third quarter of 2014.

Net Interest Income
For the three and nine months ended September 30, 2014, net interest income on our RMBS AFS portfolio was $104.3 million and $318.9 million, respectively, resulting in a net interest spread of approximately 3.4% and 3.5%, respectively. For the three and nine months ended September 30, 2013, net interest income on our RMBS AFS portfolio was $102.1 million and $324.0 million, respectively, resulting in a net interest spread of approximately 3.3% and 3.2%, respectively. The increase in net interest spread across comparative periods was predominantly driven by slower prepayments due to the rising interest rate environment.
The following tables provide the interest income and expense incurred on our RMBS AFS portfolio in the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(dollars in thousands)	Agency(1)	Non-Agency	Total	Agency(1)	Non-Agency	Total
Average available-for-sale securities held (2)	$9,608,340	$2,357,570	$11,965,910	$9,704,620	$2,284,110	$11,988,730
Total interest income	$72,955	$50,101	$123,056	$225,556	$149,018	$374,574
Yield on average investment securities	3.0%	8.5%	4.1%	3.1%	8.7%	4.2%
Average balance of borrowings	$8,979,861	$2,185,600	$11,165,461	$9,111,613	$2,002,067	$11,113,680
Total interest expense (3) (4)	$9,397	$9,401	$18,798	$28,575	$27,107	$55,682
Average cost of funds (4)	0.4%	1.7%	0.7%	0.4%	1.8%	0.7%
Net interest income	$63,558	$40,700	$104,258	$196,981	$121,911	$318,892
Net interest rate spread	2.6%	6.8%	3.4%	2.7%	6.9%	3.5%

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(dollars in thousands)	Agency(1)	Non-Agency	Total	Agency(1)	Non-Agency	Total
Average available-for-sale securities held (2)	$9,628,604	$2,414,066	$12,042,670	$10,953,710	$2,343,169	$13,296,879
Total interest income	$67,066	$54,237	$121,303	$227,645	$158,601	$386,246
Yield on average investment securities	2.8%	9.0%	4.0%	2.8%	9.0%	3.9%
Average balance of borrowings	$9,211,869	$1,559,284	$10,771,153	$10,596,460	$1,369,408	$11,965,868
Total interest expense (3) (4)	$10,700	$8,526	$19,226	$38,567	$23,697	$62,264
Average cost of funds (4)	0.5%	2.2%	0.7%	0.5%	2.3%	0.7%
Net interest income	$56,366	$45,711	$102,077	$189,078	$134,904	$323,982
Net interest rate spread	2.3%	6.8%	3.3%	2.3%	6.7%	3.2%
____________________

(1)
Excludes Agency Derivatives. For the three and nine months ended September 30, 2014, our average annualized yield on our Agency RMBS, including Agency Derivatives, was 3.3% for both respective periods, compared to 2.8% for both of the same periods in 2013.

(2)	Excludes change in realized and unrealized gains/(losses).

(3)	Cost of funds by investment type is based on the underlying investment type of the RMBS assigned as collateral.

(4)
Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in gain (loss) on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive income. For the three and nine months ended September 30, 2014, our average cost of funds, including interest spread expense associated with interest rate swaps and including Agency Derivatives (see footnote 1 above), was 1.6% and 1.4%, respectively, compared to 1.2% for both of the same periods in 2013.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three months ended September 30, 2014, we did not recognize any OTTI losses, but for the nine months ended September 30, 2014, we recognized a total of $0.2 million in OTTI losses. For the three months ended September 30, 2013, we did not recognize any OTTI losses, but for the nine months ended September 30, 2013, we recognized $1.7 million of OTTI losses. The decrease in OTTI during the nine months ended September 30, 2014 compared to the same period in 2013 was generally driven by recovery in the non-Agency market from September 30, 2013 to September 30, 2014. For further information about evaluating

AFS securities for other-than-temporary impairments, refer to Note 5 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements.
Gain (Loss) on Investment Securities
During the three and nine months ended September 30, 2014, we sold AFS securities for $1.9 billion and $3.2 billion with an amortized cost of $1.8 billion and $3.1 billion, for net realized gains of $62.7 million and $59.9 million, respectively. We also sold U.S. Treasuries for $1.0 billion and $1.1 billion with an amortized cost of $996.9 million and $1.1 billion, resulting in realized gains of $5.1 million and $5.5 million, respectively, for three and nine months ended September 30, 2014. During the three and nine months ended September 30, 2013, we sold AFS securities for $3.1 billion and $4.1 billion with an amortized cost of $3.3 billion and $4.2 billion, for net realized losses of $234.5 million and $163.2 million, respectively. We also sold U.S. Treasuries for $1.0 billion with an amortized cost of $997.9 million, resulting in realized gains of $3.1 million for both the three and nine months ended September 30, 2013. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that our management believes have higher risk-adjusted returns.
For the three and nine months ended September 30, 2014, trading securities experienced a change in unrealized losses of $8.4 million and $6.9 million, respectively. For the three and nine months ended September 30, 2013, trading securities experienced a change in unrealized gains of $1.4 million and change in unrealized losses of $0.2 million, respectively. The increase in change in unrealized losses for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, was due primarily to the realization of gains on trading securities sold during the three and nine months ended September 30, 2014.
On March 18, 2013, we declared a special dividend pursuant to which we distributed 17,824,647 shares of Silver Bay common stock, on a pro rata basis, to our stockholders of record as of April 2, 2013. The dividend was distributed on or about April 24, 2013. As a result, we recognized $13.7 million of realized gains on distribution as well as $5.9 million of change in unrealized losses within gain (loss) on investment securities for the nine months ended September 30, 2013, respectively. Also included in gain (loss) on investment securities for the nine months ended September 30, 2013 was $0.2 million in dividend income from Silver Bay’s $0.01 per share dividend declared on March 21, 2013.
Gain (Loss) on Interest Rate Swap and Swaption Agreements
For the three and nine months ended September 30, 2014, we recognized $26.8 million and $59.5 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $28.6 billion and $23.8 billion notional for the three and nine months ended September 30, 2014, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements, funding costs, and macro-financing risk and receiving either LIBOR interest or a fixed interest rate. For the three and nine months ended September 30, 2013, we recognized $15.1 million and $48.5 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $19.9 billion and $17.5 billion notional for the three and nine months ended September 30, 2013, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements, funding costs, and macro-financing risk and receiving either LIBOR interest or a fixed interest rate.
During the three and nine months ended September 30, 2014, we terminated, had agreements mature or had options expire on 30 and 47 interest rate swap and swaption positions of $14.6 billion and $26.4 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $1.7 million and $5.5 million in full settlement of our net interest spread liability and recognized $45.3 million and $51.7 million in realized losses on the swaps and swaptions for the three and nine months ended September 30, 2014, respectively, including early termination penalties. During the three and nine months ended September 30, 2013, we terminated, had agreements mature or had options expire on 35 and 107 interest rate swap and swaption positions of $8.1 billion and $16.5 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $10.3 million and $27.4 million in full settlement of our net interest spread liability and recognized $40.8 million in realized gains and $21.9 million in realized losses on the swaps and swaptions for the three and nine months ended September 30, 2013, respectively, including early termination penalties. We elected to terminate certain swaps during these periods to align with our investment portfolio.
Also included in our financial results for the three and nine months ended September 30, 2014, was the recognition of a change in unrealized valuation gains of $100.6 million and change in unrealized valuation losses of $81.8 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. For the three and nine months ended September 30, 2013, we recognized a change in unrealized valuation losses of $81.1 million and change in unrealized valuation gains of $293.8 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. The change in fair value of interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the nine months ended September 30, 2014. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded directly to stockholders’ equity through other comprehensive (loss) income.

The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net interest spread	$(26,784)	$(15,079)	$(59,511)	$(48,490)
Early termination and option expiration (losses) gains	(45,311)	40,770	(51,712)	(21,905)
Change in unrealized gain (loss) on interest rate swap and swaption agreements, at fair value	100,614	(81,101)	(81,805)	293,783
Gain (loss) on interest rate swap and swaption agreements	$28,519	$(55,410)	$(193,028)	$223,388

Gain (Loss) on Other Derivative Instruments
Included in our financial results for the three and nine months ended September 30, 2014, was the recognition of $6.1 million of gains and $12.3 million of losses, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs, put and call options for TBAs, constant maturity swaps, Markit IOS total return swaps and inverse interest-only securities. Included within the results for the three and nine months ended September 30, 2014, was the recognition of $7.6 million and $22.6 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $186.8 million and $197.6 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. As these derivative instruments are considered trading instruments, our financial results include both realized and unrealized gains (losses) associated with these instruments.
Included in our financial results for the three and nine months ended September 30, 2013, was the recognition of $20.4 million and $66.1 million of gains, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs, put and call options for TBAs, constant maturity swaps, Markit IOS total return swaps and inverse interest-only securities. Included within the results for the three and nine months ended September 30, 2013, was the recognition of $1.5 million and $8.2 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $259.1 million and $263.6 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. Since our derivative instruments are generally used for purposes of hedging our interest rate and credit risk exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our RMBS AFS and mortgage loan portfolios.
(Loss) Gain on Mortgage Loans Held-for-Sale
For the three and nine months ended September 30, 2014, we recorded losses of $2.4 million and gains of $6.2 million, respectively, on mortgage loans held-for-sale. Included within these results was the recognition of losses of $0.9 million and gains of $3.9 million, respectively, on mortgage loans held-for-sale and losses of $1.4 million and gains of $2.3 million on commitments to purchase mortgage loans held-for-sale for the three and nine months ended September 30, 2014, respectively.
For the three and nine months ended September 30, 2013, we recorded losses of $4.4 million and $25.3 million, respectively, on mortgage loans held-for-sale. Included within these results was the recognition of losses of $4.4 million and $5.2 million, respectively, on mortgage loans held-for-sale and losses of $20.0 million on commitments to purchase mortgage loans held-for-sale for the nine months ended September 30, 2013, respectively. The gains recorded on mortgage loans held-for-sale during the nine months ended September 30, 2014, as compared to the losses recorded during the three months ended September 30, 2014 and three and nine months ended September 30, 2013, were due in part to falling interest rates during the nine months ended September 30, 2014 as compared to rising interest rates during the three months ended September 30, 2014 and three and nine months ended September 30, 2013.
Servicing Income
For the three and nine months ended September 30, 2014, we recognized total servicing income of $32.3 million and $96.6 million, respectively. These amounts include servicing fee income of $31.4 million and $94.3 million, and ancillary fee income of $0.9 million and $2.2 million, respectively. For the three and nine months ended September 30, 2013, we recognized total servicing income of $1.0 million and $1.2 million, respectively. Theses amounts include servicing and ancillary fee income of $1.1 million and $0.1 million, respectively. The increase in servicing income for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, was the result of the significant growth of our MSR portfolio.
(Loss) Gain on Servicing Asset
For the three and nine months ended September 30, 2014, loss on servicing asset of $10.7 million and $73.0 million, respectively, includes a decrease in fair value of MSR due to realization of cash flows (runoff) of $14.7 million and $41.1 million and an increase in fair value of MSR due to changes in valuation inputs or assumptions of $4.0 million and a decrease in fair value of MSR due to changes in valuation inputs or assumptions of $31.9 million, respectively. The decrease in fair value due to changes in valuation inputs or assumptions for the nine months ended September 30, 2014 was driven in part by falling mortgage interest rates and also by a flattening of the yield curve during the periods, resulting in a faster projection of future prepayments. The slight increase in fair value due to changes in valuation inputs or assumptions for the three months ended September 30, 2014 was due to rising interest rates during the period.
For the three and nine months ended September 30, 2013, gain on servicing asset of $0.9 million and $0.8 million, respectively, was the result of an increase in fair value of MSR due to realization of cash flows (runoff) of $0.8 million. The increase in (loss) gain on servicing asset for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, was the result of the significant growth in our MSR portfolio.
Other (Loss) Income
For the three and nine months ended September 30, 2014, we recorded other loss of $1.5 million and other income of $19.9 million, which includes $6.9 million in losses and $31.7 million in gains, respectively, on mortgage loans held-for-investment in securitization trusts and $4.7 million in gains and $12.8 million in losses, respectively, on collateralized borrowings in securitization trusts. Also included in other (loss) income for the three and nine months ended September 30, 2014 was other mortgage loan revenue of $0.4 million and $0.6 million and dividend income on our FHLB stock of $0.3 million and $0.4 million, respectively.
For the three and nine months ended September 30, 2013, we recorded other income of $8.9 million and $16.8 million, which includes $1.7 million in gains and $23.1 million in losses, respectively, on mortgage loans held-for-investment in securitization trusts and $7.1 million and $39.7 million in gains, respectively, on collateralized borrowings in securitization trusts. Also included in other income for both the three and nine months ended September 30, 2013 was other mortgage loan revenue of $0.2 million. The increase in other income for the nine months ended September 30, 2014, as compared to the same period in 2013, was due in part to falling interest rates during the nine months ended September 30, 2014. The decrease in other income for the three months ended September 30, 2014, as compared to the same period in 2013, was due in part to rising interest rates for the three months ended September 30, 2014.
Management Fees
We incurred management fees of $12.3 million and $36.6 million for the three and nine months ended September 30, 2014 and $12.0 million and $33.7 million for the three and nine months ended September 30, 2013, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement. However, these fees were reduced by $4.3 million, on the condensed consolidated statements of comprehensive income for the nine months ended September 30, 2013, in accordance with the contribution agreement entered into with Silver Bay. See further discussion of the management fee calculation as well as this adjustment in Note 24 - Related Party Transactions of the notes to the condensed consolidated financial statements.
Securitization Deal Costs
For both the three and nine months ended September 30, 2014, we recognized $3.4 million in upfront costs related to the sponsoring of securitization trusts. For the three months ended September 30, 2013, we recognized $2.1 million in upfront costs related to the sponsoring of a securitization trust. In addition, for the nine months ended September 30, 2013, we recognized $2.0 million in upfront costs related to the subordinated debt and excess servicing rights acquired from a securitization trust issued by a third party, which was paid upon settlement of the acquisitions. These costs are included when evaluating the economics of a securitization; however, the election of the fair value option for the assets and liabilities held in the securitization trusts requires the expense to be recognized upfront on the condensed consolidated statements of comprehensive income. Changes in securitization deal costs are directly related to the size of securitization trusts sponsored by either third parties or our subsidiaries.
Servicing Expenses
For the three and nine months ended September 30, 2014, we recognized $12.5 million and $24.6 million, respectively, in servicing expenses generally related to the subservicing of mortgage loans held-for-sale and MSR, compared to $0.9 million and $1.2 million in servicing expenses recognized during the three and nine months ended September 30, 2013, respectively. Included in servicing expenses for the three and nine months ended September 30, 2014 was $6.4 million and $7.0 million, respectively, in reserve expense related to representation and warranty obligations, compared to no reserve expense in 2013. The increase in servicing expenses during the three and nine months ended September 30, 2014, as compared to the same periods in 2013, was the result of significant growth of our MSR portfolio.
Other Operating Expenses
For the three and nine months ended September 30, 2014, we recognized $12.4 million and $41.3 million, respectively, of other operating expenses, which represents an annualized expense ratio of 1.2% and 1.4% of average equity, respectively, compared to $9.2 million and $24.9 million of expenses, which represents an annualized expense ratio of 1.0% and 0.9% of average equity, for the same periods in 2013. The increase of our operating expense ratio resulted primarily from an increase in expenses related to the personnel, infrastructure and volume-based transaction costs to support our mortgage loan and MSR activities.
Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three and nine months ended September 30, 2014, these direct and allocated costs totaled approximately $4.3 million and $11.5 million, respectively, compared to $2.6 million and $7.1 million for the same periods in 2013. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer and general counsel of $0.2 million and $1.5 million for the three and nine months ended September 30, 2014 and $0.2 million and $0.6 million for the three and nine months ended September 30, 2013, respectively. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement. Equity based compensation expense for the three and nine months ended September 30, 2014 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Plan (see discussion in Note 20 - Equity Incentive Plan), including our chief executive officer, chief investment officer, principal financial officer and general counsel of $1.1 million and $4.9 million, compared to $0.9 million and $1.2 million for the three and nine months ended September 30, 2013, respectively.
We have established an accounts payable function and direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services and proprietary technology, but most of our expenses with third-party vendors are paid directly by us.
Income Taxes
During the three and nine months ended September 30, 2014, our TRSs recognized a benefit from income taxes of $4.9 million and $62.0 million, respectively, which was primarily due to losses incurred on derivative instruments held in our TRSs. During the three and nine months ended September 30, 2013, our TRSs recognized a provision for income taxes of $23.7 million and $77.8 million, respectively, which was primarily due to income generated from derivative instruments held in our TRSs. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.

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
The table below summarizes certain characteristics of our Agency RMBS AFS securities at September 30, 2014:

	September 30, 2014
(dollars in thousands, except purchase price)	Principal/Current Face	Net (Discount)/ Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$8,605,366	$593,322	$9,198,688	$139,583	$(57,906)	$9,280,365	4.47%	$108.35
Hybrid/ARM	121,879	5,758	127,637	4,520	—	132,157	3.55%	$106.12
Total P&I Securities	8,727,245	599,080	9,326,325	144,103	(57,906)	9,412,522	4.46%	$108.32
Interest-only securities
Fixed	403,821	(362,352)	41,469	11,824	(323)	52,970	4.32%	$15.05
Fixed Other (1)	2,909,788	(2,682,769)	227,019	12,944	(7,043)	232,920	1.64%	$9.27
Total	$12,040,854	$(2,446,041)	$9,594,813	$168,871	$(65,272)	$9,698,412
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

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of September 30, 2014, on an annualized basis, was 7.7%.
The following table summarizes the number of months until the next re-set for our floating or adjustable rate Agency RMBS AFS mortgage portfolio at September 30, 2014:

(in thousands)	Carrying Value
0-12 months	$129,124
13-36 months	2,099
37-60 months	934
Total	$132,157

Non-Agency RMBS
Our non-Agency RMBS portfolio is comprised of senior and mezzanine tranches of mortgage-backed securities, and excludes the retained interests from our on-balance sheet securitizations, as they are eliminated in consolidation in accordance with U.S. GAAP. The following table provides investment information on our non-Agency RMBS as of September 30, 2014:

	As of September 30, 2014
(in thousands)	Principal/current face	Accretable purchase discount	Credit reserve purchase discount	Amortized cost	Unrealized gain	Unrealized loss	Carrying value
Principal and interest securities:
Senior	$3,386,615	$(582,519)	$(895,149)	$1,908,947	$565,566	$(869)	$2,473,644
Mezzanine	632,319	(147,798)	(73,882)	410,639	107,336	(263)	517,712
Total P&I Securities	4,018,934	(730,317)	(969,031)	2,319,586	672,902	(1,132)	2,991,356
Interest-only securities	296,009	(289,148)	—	6,861	1,279	—	8,140
Total	$4,314,943	$(1,019,465)	$(969,031)	$2,326,447	$674,181	$(1,132)	$2,999,496

The majority of our non-Agency RMBS were rated at September 30, 2014. Note that credit ratings are based on the par value of the non-Agency RMBS, whereas the distressed non-Agency RMBS assets in our portfolio were acquired at a heavily discounted price. The following table summarizes the credit ratings of our non-Agency RMBS portfolio, based on the Bloomberg Index Rating, a composite of each of the four major credit rating agencies (i.e., DBRS Ltd., Moody’s Investors Services, Inc., Standard & Poor’s Corporation and Fitch, Inc.), as of September 30, 2014:

September 30, 2014
AAA	6.6%
AA	—%
A	—%
BBB	—%
BB	0.3%
B	3.8%
Below B	79.6%
Not rated	9.7%
Total	100.0%

Our allocation of non-Agency securities based on credit ratings has shifted slightly since September 30, 2013. The portfolio is now allocated 6.6% to AAA-rated securities backed by new issue high quality mortgages with an offsetting reduction in BBB and lower rated securities. This shift is due to the sale of lower-rated bonds that we believe had reached maximum value which were replaced with AAA-rated new issue bonds backed by high quality prime jumbo mortgage loans.

Our non-Agency RMBS portfolio balance has increased slightly since September 30, 2013. Our allocation of non-Agency RMBS to prime securities has increased from 2.8% at September 30, 2013 to 10.1% at September 30, 2014. Conversely, our allocation of non-Agency RMBS to subprime securities has decreased from 86.3% at September 30, 2013 to 76.9% at September 30, 2014. As a result, our designated credit reserve as a percentage of total discount and total face value has also decreased (as disclosed in Note 5 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements). When focused on principal and interest securities, from September 30, 2013 to September 30, 2014, our designated credit reserve as a percentage of total discount decreased from 62.4% to 57.0% and our designated credit reserve as a percentage of total face value decreased from 27.9% to 22.5%. As our allocation of non-Agency RMBS to subprime securities has decreased over the period from September 30, 2013 to September 30, 2014, we believe these comparable portfolio metrics are reflective of our investment profile, regardless of portfolio size.
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
The following tables present certain information detailed by investment type and, if applicable, their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at September 30, 2014:

	At September 30, 2014
Non-Agency Principal and Interest (P&I) RMBS Characteristics	Senior Bonds	Mezzanine Bonds	Total P&I Bonds
Carrying Value (in thousands)	$2,473,644	$517,712	$2,991,356
% of Non-Agency Portfolio	82.7%	17.3%	100.0%
Average Purchase Price (1)	$56.08	$62.52	$57.20
Average Coupon	2.2%	1.8%	2.2%
Average Fixed Coupon	4.1%	5.6%	4.2%
Average Floating Coupon	1.8%	1.5%	1.7%
Average Hybrid Coupon	5.3%	—%	5.3%
Collateral Attributes
Avg Loan Age (months)	88	109	91
Avg Loan Size (in thousands)	$372	$275	$357
Avg Original Loan-to-Value	70.3%	70.8%	70.4%
Avg Original FICO (2)	619	648	624
Current Performance
60+ day delinquencies	27.6%	25.4%	27.2%
Average Credit Enhancement (3)	8.8%	22.5%	11.0%
3-Month CPR (4)	3.5%	6.8%	4.1%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total non-Agency RMBS, excluding our non-Agency interest-only portfolio, would be $51.85, $60.17, and $53.14, respectively, at September 30, 2014.

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

	September 30, 2014
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Collateral Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Prime	$282,610	11.4%	$20,228	3.9%	$302,838	10.1%
Alt-A	82,635	3.4%	24,035	4.6%	106,670	3.6%
POA	198,540	8.0%	11,988	2.3%	210,528	7.0%
Subprime	1,909,859	77.2%	390,090	75.4%	2,299,949	76.9%
Other	—	—%	71,371	13.8%	71,371	2.4%
	$2,473,644	100.0%	$517,712	100.0%	$2,991,356	100.0%

	September 30, 2014
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Coupon Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$466,754	18.9%	$29,009	5.6%	$495,763	16.6%
Hybrid or Floating	2,006,890	81.1%	488,703	94.4%	2,495,593	83.4%
	$2,473,644	100.0%	$517,712	100.0%	$2,991,356	100.0%

	September 30, 2014
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Origination Year	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
2006+	$2,112,783	85.4%	$117,791	22.7%	$2,230,574	74.6%
2002-2005	356,807	14.4%	392,253	75.8%	749,060	25.0%
Pre-2002	4,054	0.2%	7,668	1.5%	11,722	0.4%
	$2,473,644	100.0%	$517,712	100.0%	$2,991,356	100.0%
Trading Securities, at Fair Value
We hold U.S. Treasuries in a TRS and classify these securities as trading instruments due to short-term investment objectives. As of September 30, 2014, we held U.S. Treasuries with an amortized cost of $2.0 billion and a fair value of $2.0 billion classified as trading securities. The unrealized losses included within trading securities were $2.8 million as of September 30, 2014.
Mortgage Loans Held-for-Sale, at Fair Value
In late 2011, we began acquiring prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions with whom we have chosen to build strategic relationships, including those with a nationwide presence. As of September 30, 2014, we held prime nonconforming residential mortgage loans with a carrying value of $418.7 million and had outstanding purchase commitments to acquire an additional $326.4 million of mortgage loans, subject to fallout if the loans do not close. Our intention in the future is to securitize these loans and/or exit through a whole loan sale.
In early 2013, we began acquiring CSL, which are loans that are currently performing, but where the borrower has previously experienced payment delinquencies and is more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default than on newly originated mortgage loans. We subsequently sold substantially all of our CSL portfolio during the first quarter of 2014. As of September 30, 2014, we had CSL with a carrying value of $26.3 million remaining.

The following table presents our mortgage loans held-for-sale portfolio by loan type as of September 30, 2014:

	September 30, 2014
(in thousands)	Unpaid Principal Balance	Fair Value - Purchase Price	Fair Value - Unrealized	Carrying Value
Prime nonconforming residential mortgage loans	$408,942	$7,791	$1,986	$418,719
Credit sensitive residential mortgage loans	36,750	(7,019)	(3,385)	26,346
Mortgage loans held-for-sale	$445,692	$772	$(1,399)	$445,065

Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
We purchase subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or our subsidiaries. The underlying residential mortgage loans held by the trusts, which are consolidated on our condensed consolidated balance sheet, are classified as mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the Condensed Consolidated Financial Statements for additional information regarding consolidation of the securitization trusts. As of September 30, 2014, mortgage loans held-for-investment in securitization trusts had a carrying value of $1.4 billion.
Mortgage Servicing Rights, at Fair Value
On April 30, 2013, one of our wholly owned subsidiaries acquired a company that has approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSR. The MSR acquired in conjunction with this acquisition and those subsequently purchased represent the right to service mortgage loans. We do not originate or directly service mortgage loans, and instead contract with fully licensed subservicers to handle all servicing functions for the loans underlying our MSR. As of September 30, 2014 our MSR had a fair market value of $498.5 million.
As of September 30, 2014, our MSR portfolio included approximately 226,000 loans with unpaid principal balance of approximately $45.5 billion. The following table summarizes certain characteristics of the loans underlying our MSR at September 30, 2014:

	At September 30, 2014
	Government FHA (1)	Government VA/USDA (1)	Conventional (2)	Total
Unpaid principal balance (in thousands)	$9,500,132	$3,174,694	$32,851,926	$45,526,752
Number of loans	63,002	16,494	146,873	226,369
Average Coupon	4.4%	3.9%	3.8%	3.9%
Avg Loan Age (months)	42	30	24	28
Avg Loan Size (in thousands)	$151	$192	$224	$201
Avg Original Loan-to-Value	92.4%	96.1%	66.5%	73.9%
Avg Original FICO	700	718	740	730
60+ day delinquencies	4.9%	2.6%	0.3%	1.4%
3-Month CPR	13.1%	11.4%	8.0%	9.3%
____________________

(1)	Includes loans issued by Ginnie Mae.

(2)	Includes loans issued by Fannie Mae, Freddie Mac or private investors.

Repurchase Agreements and Federal Home Loan Bank of Des Moines Advances
Our borrowings consist primarily of repurchase agreements and FHLB advances collateralized by our pledge of AFS and trading securities, derivative instruments, mortgage loans and certain cash balances. Substantially all of our Agency RMBS AFS are currently pledged as collateral, and the majority of our non-Agency RMBS have been pledged, either through repurchase agreements or FHLB advances. As of September 30, 2014, our total consolidated debt-to-equity ratio was 3.6:1.0. The debt-to-equity ratio funding our RMBS AFS, mortgage loans held-for-sale, and Agency Derivatives only was 2.9:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.

At September 30, 2014 and December 31, 2013, repurchase agreements and FHLB advances had the following characteristics:

(dollars in thousands)	September 30, 2014
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
U.S. Treasuries	$1,986,250	(0.97)%	0.5%
Agency RMBS	9,103,727	0.40%	6.0%
Non-Agency RMBS (1)	2,224,966	1.70%	28.2%
Agency Derivatives	142,079	1.00%	26.7%
Mortgage loans held-for-sale	317,856	0.54%	20.0%
Total	$13,774,878	0.43%	9.3%
____________________

(1)
Includes repurchase agreements and FHLB advances collateralized by retained interests from the Company’s on-balance sheet securitizations which are eliminated in consolidation in accordance with U.S. GAAP.

As of September 30, 2014, we had outstanding $12.3 billion of repurchase agreements, including repurchase agreements funding our U.S. Treasuries of $2.0 billion. As of September 30, 2014, the term to maturity of our repurchase agreements ranged from one day to over 20 months. Excluding the debt associated with our U.S. Treasuries, repurchase agreements had a weighted average borrowing rate of 0.7% and weighted average remaining maturities of 100 days as of September 30, 2014.
As of September 30, 2014, we had outstanding $1.5 billion of FHLB advances. As of September 30, 2014, the weighted average term to maturity of our FHLB advances was 44 months, ranging from 107 days to over 56 months. The weighted average cost of funds for our advances was 0.4% at September 30, 2014.
The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of repurchase agreements and FHLB advances for the three months ended September 30, 2014, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average Repurchase and FHLB Advance Balances (1)	End of Period Balance Repurchase Agreements and FHLB Advances (1)	Maximum Balance of Any Month-End for Repurchase Agreements and FHLB Advances (1)	Repurchase Agreements and FHLB Advances to Equity Ratio
For the Three Months Ended September 30, 2014	$11,626,507	$11,788,628	$11,788,628	2.9	:1.0
For the Three Months Ended June 30, 2014	$11,527,349	$11,891,187	$11,891,187	2.9	:1.0
For the Three Months Ended March 31, 2014	$11,254,004	$11,489,403	$11,489,403	2.9	:1.0
For the Three Months Ended December 31, 2013	$11,268,720	$11,252,950	$11,389,908	2.9	:1.0
For the Three Months Ended September 30, 2013	$11,239,808	$11,155,815	$11,155,815	3.0	:1.0
____________________

(1)
Includes repurchase agreements and FHLB advances collateralized by RMBS, residential mortgage loans held-for-sale and Agency Derivatives and excludes repurchase agreements collateralized by U.S. Treasuries and collateralized borrowings in securitization trusts.

Collateralized Borrowings in Securitization Trusts, at Fair Value
We purchase subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or our subsidiaries. The underlying debt held by the trusts, which are consolidated on our condensed consolidated balance sheet, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the Condensed Consolidated Financial Statements for additional information regarding consolidation of the securitization trusts. As of September 30, 2014, collateralized borrowings in securitization trusts had a carrying value of $938.5 million with a weighted average interest rate of 3.7%. The stated maturity dates for all collateralized borrowings are more than five years from September 30, 2014.

Equity
As of September 30, 2014, our stockholders’ equity was $4.1 billion and our diluted book value per share was $11.25. As of June 30, 2014, our stockholders’ equity was $4.1 billion and our diluted book value per share was $11.09.
The following table provides details of our changes in stockholders’ equity from June 30, 2014 to September 30, 2014:

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Book Value Per Diluted Share (2)
Stockholders' equity at June 30, 2014	$4,058.5	366.1	$11.09
GAAP net income:
Core Earnings, net of tax expense of $2.5 million (1)	82.8
Realized gains and losses, net of tax benefit of $17.9 million	29.5
Unrealized mark-to-market gains and losses, net of tax expense of $10.6 million	81.3
Total GAAP net income	193.6
Other comprehensive loss	(41.0)
Dividend declaration	(95.2)
Other	2.0	—
Balance before capital transactions	4,117.9	366.1
Issuance of common stock, net of offering costs	0.2	—
Stockholders' equity at September 30, 2014	$4,118.1	366.1	$11.25
____________________

(1)
Core Earnings is a non-GAAP measure that we define as GAAP net income, excluding impairment losses, realized and unrealized gains or losses on the aggregate portfolio, certain non-recurring gains and losses related to discontinued operations and amortization of business combination intangible assets, reserve expense for representation and warranty obligations on MSR and certain non-recurring upfront costs related to securitization transactions. As defined, Core Earnings includes interest income or expense and premium income or loss on derivative instruments and servicing income, net of estimated amortization on MSR. Core Earnings is provided for purposes of comparability to other peer issuers.

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
As of September 30, 2014, we held $1.2 billion in cash and cash equivalents available to support our operations, $17.4 billion of AFS, trading securities, mortgage loans held-for-sale, mortgage loans held-for-investment in securitization trusts, MSR and derivative assets held at fair value, and $14.7 billion of outstanding debt in the form of repurchase agreements, collateralized borrowings in securitization trusts and FHLB advances. During the three months ended September 30, 2014, our total consolidated debt-to-equity ratio increased from 3.4:1.0 to 3.6:1.0, (excludes $31.1 million in payables due to broker counterparties for unsettled securities purchases). The debt-to-equity ratio funding our RMBS AFS, mortgage loans held-for-sale, and Agency Derivatives only remained constant at 2.9:1.0 as, during the three months ended September 30, 2014 we did not significantly adjust our leverage. We believe the debt-to-equity ratio funding our RMBS AFS, mortgage loans held-for-sale and Agency Derivatives is the most meaningful debt-to-equity measure as U.S. Treasuries are viewed to be highly liquid in nature and collateralized borrowings on mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity.
As of September 30, 2014, we had approximately $76.6 million of unpledged Agency RMBS AFS and Agency Derivatives and $269.9 million of unpledged non-Agency securities and retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP. As a result, we had an overall estimated unused borrowing capacity on unpledged RMBS and retained interests of approximately $243.0 million. We also had approximately $15.2 million of unpledged prime nonconforming residential mortgage loans and $22.0 million of unpledged CSL and an overall estimated unused borrowing capacity on unpledged mortgage loans held-for-sale of approximately $25.8 million. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
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
As of September 30, 2014, we have master repurchase agreements in place with 30 counterparties, the majority of which are U.S. domiciled financial institutions, and we continue to evaluate further counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our counterparties (lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
The following table summarizes our repurchase agreements and counterparty geographical concentration at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$7,699,982	$957,077	61.4%	$7,125,934	$889,018	52.9%
Europe (2)	3,280,855	527,007	33.8%	3,493,315	711,748	42.4%
Asia (2)	1,294,041	74,222	4.8%	1,631,201	79,657	4.7%
Total	$12,274,878	$1,558,306	100.0%	$12,250,450	$1,680,423	100.0%
____________________

(1)
Represents the net carrying value of the securities or mortgage loans sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. At September 30, 2014, the Company had $31.1 million in payables due to broker counterparties for unsettled securities purchases. The payables are not included in the amounts presented above. At December 31, 2013, the Company did not have any payables due to broker counterparties for unsettled securities purchases..

(2)	Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

In addition to our master repurchase agreements to fund RMBS, we have two facilities that provide short-term financing for our mortgage loan collateral during our aggregation period. An overview of the facilities is presented in the table below:

(dollars in thousands)
As of September 30, 2014
Expiration Date		Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
May 12, 2015	(1)	No	$9,129	$90,871	$100,000	Prime nonconforming residential mortgage loans
May 21, 2015	(1)	No	$8,072	$191,928	$200,000	Prime nonconforming residential mortgage loans
						Credit sensitive residential mortgage loans
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

In December 2013, our wholly owned subsidiary, TH Insurance Holdings, was accepted for membership in the FHLB. As a member of the FHLB, TH Insurance Holdings has access to a variety of products and services offered by the FHLB, including secured advances. As of September 30, 2014, TH Insurance Holdings had $1.5 billion in outstanding secured advances with a weighted average borrowing rate of 0.4%, and had an additional $1.0 billion of available uncommitted credit for borrowings due to an increase in capacity granted by the FHLB. To the extent TH Insurance Holdings has unused capacity, it may be adjusted at the sole discretion of the FHLB.
The ability to borrow from the FHLB is subject to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB. Each advance requires approval by the FHLB and is secured by collateral in accordance with the FHLB’s credit and collateral guidelines, as may be revised from time to time by the FHLB. Eligible collateral may include conventional 1-4 family residential mortgage loans, Agency RMBS and certain non-Agency RMBS with an A rating and above.
We are subject to the following financial covenants under our lending agreements, as further detailed by the guaranty agreements we entered into in connection with these agreements. The following represents the most restrictive covenant calculations as of September 30, 2014 across these agreements:

(a)
As of the last business day of each calendar quarter, total indebtedness to net worth must be less than the specified threshold ratio in the repurchase agreement. As of September 30, 2014, our debt to net worth, as defined, was 3.1:1.0 while our threshold ratio, as defined, was 5.5:1.0.

(b)
As of the last business day of each calendar quarter, liquidity must be greater than $100 million and the aggregate amount of unrestricted cash or cash equivalents must be greater than $35 million. As of September 30, 2014, our liquidity, as defined, was $1.2 billion and our total unrestricted cash and cash equivalents, as defined, was $528.8 million.

(c)	As of the last business day of each calendar quarter, net worth must be greater than $1.75 billion. As of September 30, 2014, our net worth, as defined, was $4.1 billion.
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

(in thousands)	September 30, 2014	December 31, 2013
Available-for-sale securities, at fair value	$12,407,212	$12,295,302
Trading securities, at fair value	1,993,124	1,000,180
Mortgage loans held-for-sale, at fair value	407,793	200,839
Net economic interests in consolidated securitization trusts (1)	387,331	—
Cash and cash equivalents	15,000	15,000
Restricted cash	93,295	201,194
Due from counterparties	23,070	21,579
Derivative assets, at fair value	184,924	216,365
Total	$15,511,749	$13,950,459
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

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

The following table provides the maturities of our repurchase agreements and FHLB advances as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014		December 31, 2013
Within 30 days	$2,906,285		$3,831,917
30 to 59 days	2,860,071		2,013,733
60 to 89 days	—		2,225,967
90 to 119 days	2,289,504		1,386,371
120 to 364 days (1)	3,132,047		1,594,962
Open maturity (2)	993,750		997,500
One year and over	1,593,221	(3)	200,000
Total	$13,774,878		$12,250,450
____________________

(1)	120 to 364 days includes the amounts outstanding under the uncommitted mortgage loan warehouse facilities.

(2)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(3)	One year and over includes borrowings with maturity dates ranging from June 25, 2016 to June 21, 2019.

For the three months ended September 30, 2014, our unrestricted cash balance increased slightly to $1.2 billion from June 30, 2014. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the three months ended September 30, 2014, operating activities decreased our cash balances by approximately $609.1 million, primarily driven by purchases of mortgage loans held-for-sale.

•
Cash flows from investing activities. For the three months ended September 30, 2014, investing activities reduced our cash balances by approximately $518.3 million, primarily driven by purchases of trading securities.

•
Cash flows from financing activities. For the three months ended September 30, 2014, financing activities increased our cash balance by approximately $1.2 billion, resulting from the proceeds from borrowings under repurchase agreements and collateralized borrowings in securitization trusts to fund our RMBS and mortgage loan portfolios.

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
We utilize U.S. Treasuries as well as derivative financial instruments, currently limited to interest rate swaps, swaptions, TBAs, put and call options for TBAs, constant maturity swaps, Markit IOS total return swaps and, to a certain extent, inverse interest-only securities, as of September 30, 2014, to hedge the interest rate risk associated with our portfolio. In addition, because MSR are negative duration assets, they provide a natural hedge to interest rate exposure on our RMBS portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We rely on PRCM Advisers’ expertise to manage these risks on our behalf. We implement part of our hedging strategy through one of our TRSs, which is subject to U.S. federal, state and, if applicable, local income tax.
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

The following table provides the indices of our variable rate RMBS AFS and mortgage loans held-for-sale as of September 30, 2014 and December 31, 2013, respectively, based on carrying value (dollars in thousands).

	As of September 30, 2014				As of December 31, 2013
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$1,108	$118,919	$120,027	4%	$11,972	$134,075	$146,047	4%
LIBOR	2,550,040	44,102	2,594,142	94%	2,376,144	488,469	2,864,613	83%
Other (2)	39,515	19,760	59,275	2%	58,239	397,775	456,014	13%
Total	$2,590,663	$182,781	$2,773,444	100%	$2,446,355	$1,020,319	$3,466,674	100%
____________________

(1)	“Hybrid” amounts reflect those assets with greater than 12 months to reset.

(2)	“Other” includes COFI, MTA and other indices.

Our analysis of risks is based on PRCM Advisers’ and its affiliates’ experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM Advisers may produce results that differ significantly from the estimates and assumptions used in our models.

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at September 30, 2014.
All changes in value are measured as the change from the September 30, 2014 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities	$435,128	$246,362	$(308,628)	$(631,478)
As a % of September 30, 2014 equity	10.6%	6.0%	(7.5)%	(15.3)%
Trading securities	$53,651	$27,280	$(27,300)	$(54,157)
As a % of September 30, 2014 equity	1.3%	0.7%	(0.6)%	(1.3)%
Mortgage loans held-for-sale	$21,251	$13,171	$(16,627)	$(33,803)
As a % of September 30, 2014 equity	0.5%	0.3%	(0.4)%	(0.8)%
Mortgage loans held-for-investment in securitization trusts	$71,822	$44,889	$(56,392)	$(113,906)
As a % of September 30, 2014 equity	1.7%	1.1%	(1.4)%	(2.8)%
Mortgage servicing rights	$(218,755)	$(65,565)	$50,921	$84,861
As a % of September 30, 2014 equity	(5.3)%	(1.6)%	1.3%	2.1%
Derivatives, net	$(404,657)	$(254,810)	$288,677	$629,805
As a % of September 30, 2014 equity	(9.8)%	(6.2)%	7.0%	15.3%
Repurchase Agreements	$(8,357)	$(8,357)	$13,230	$26,460
As a % of September 30, 2014 equity	(0.2)%	(0.2)%	0.3%	0.6%
Collateralized borrowings in securitization trusts	$(58,893)	$(36,572)	$42,032	$86,015
As a % of September 30, 2014 equity	(1.4)%	(0.9)%	1.0%	2.1%
Federal Home Loan Bank advances	$(122)	$(122)	$355	$709
As a % of September 30, 2014 equity	—%	—%	—%	—%
Total Net Assets	$(108,932)	$(33,724)	$(13,732)	$(5,494)
As a % of September 30, 2014 total assets	(0.6)%	(0.2)%	(0.1)%	—%
As a % of September 30, 2014 equity	(2.6)%	(0.8)%	(0.3)%	(0.1)%
	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(25,808)	$(25,795)	$51,395	$102,789
% change in net interest income	(6.3)%	(6.3)%	12.5%	25.0%

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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2014. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
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
Given the low interest rates at September 30, 2014, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our ability to purchase and hold assets is affected by our ability to secure repurchase agreements and other credit facilities on acceptable terms. We currently have repurchase agreements and other credit facilities in place with several counterparties, including national banks and the FHLB. In the future we may enter into additional repurchase agreements and credit facilities, but we can provide no assurance that lenders will be willing or able to provide us with sufficient financing through the repurchase markets or otherwise. In addition, because repurchase agreements and similar credit facilities are generally short-term commitments of capital, changes in conditions in the repurchase and lending markets may make it more difficult for us to secure continued financing during times of market stress. During certain periods of a credit cycle, lenders may lose their ability or curtail their willingness to provide financing. If we are not able to arrange for replacement financing on acceptable terms, or if we default on our covenants or are otherwise unable to access funds under any of our repurchase agreements and credit facilities, we may have to curtail our asset acquisition activities and/or dispose of assets.
It is possible that the lenders that provide us with financing could experience changes in their ability to advance funds to us, independent of our performance or the value of our assets. For example, the Basel III regulatory capital reform rules or the FHFA’s proposed rulemaking concerning changes in membership eligibility and asset requirements, or other future regulatory changes, may have the effect of significantly changing or eliminating the sources of financing that are available to us now. If regulatory changes imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us or eliminate it altogether. Our lenders may also revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk.
Significant changes in the financing markets could adversely affect the marketability of the assets in which we invest, and this could negatively affect the value of our assets and reduce our net book value. If our lenders are unwilling or unable to provide us with financing, or if the financing is only available on terms that are uneconomical or otherwise not satisfactory to us, we could be forced to sell assets when prices are depressed. The amount of financing we receive under our repurchase agreements or credit facilities will be directly related to the lenders’ valuation of the assets that secure the outstanding borrowings. Typically, repurchase agreements and similar lending arrangements grant the respective lender the right to reevaluate the market value of the assets that secure outstanding borrowings at any time. If a lender determines that the value of the assets has decreased, it has the right to initiate a margin call, requiring us to transfer additional assets to such lender or repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to stockholders, and could cause the value of our common stock to decline. We may be forced to sell assets at significantly depressed prices to meet margin calls and to maintain adequate liquidity, which could cause us to incur losses. Moreover, to the extent that we are forced to sell assets because of availability of financing or changes in market conditions, other market participants may face similar pressures, which could exacerbate a difficult market environment and result in significantly greater losses on the sale of such assets. In an extreme case of market duress, a market may not exist for certain of our assets at any price.

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

TWO HARBORS INVESTMENT CORP.
Dated:	November 5, 2014	By:	/s/ Thomas Siering
Thomas Siering Chief Executive Officer, President and Director (Principal Executive Officer)
Dated:	November 5, 2014	By:	/s/ Brad Farrell
Brad Farrell Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Number	Exhibit Index
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
101
Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)