Form 10-K
period 2014-12-31
TWO HARBORS INVESTMENT CORP.
filed 2015-02-27
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.8 billion based on the closing sale price as reported on the NYSE on that date.
As of February 27, 2015 there were 366,619,809 shares of outstanding common stock, par value $.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

TWO HARBORS INVESTMENT CORP.
2014 ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1. Business

Overview
Our Company
Two Harbors Investment Corp. is a Maryland corporation focused on investing in, financing and managing residential mortgage-backed securities, or RMBS, residential mortgage loans, mortgage servicing rights, or MSR, commercial real estate debt and related assets and other financial assets, which we collectively refer to as our target assets. We operate as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code. The terms “Two Harbors,” “we,” “our,” “us” and the “company” refer to Two Harbors Investment Corp. and its subsidiaries as a consolidated entity.
We were incorporated on May 21, 2009 and commenced operations as a publicly traded company on October 28, 2009, upon completion of a merger with Capitol Acquisition Corp., or Capitol, which became our wholly owned indirect subsidiary as a result of the merger. Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “TWO”.
Our objective is to provide attractive risk-adjusted total return to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. We selectively acquire and manage an investment portfolio of our target assets, which is constructed to generate attractive returns through market cycles. We focus on asset selection and implement a relative value investment approach across various sectors within the mortgage market. Our target assets include the following:

•
Agency RMBS, meaning RMBS whose principal and interest payments are guaranteed by the Government National Mortgage Association (or Ginnie Mae), the Federal National Mortgage Association (or Fannie Mae), or the Federal Home Loan Mortgage Corporation (or Freddie Mac);

•	Non-Agency RMBS, meaning RMBS that are not issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac;

•	Residential mortgage loans;

•	MSR;

•	Commercial real estate debt and related assets; and

•	Other financial assets comprising approximately 5% to 10% of the portfolio.
We seek to deploy moderate leverage as part of our investment strategy. We generally finance our RMBS and mortgage loan assets through short- and long-term borrowings structured as repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. We do not currently finance our MSR assets, but may in the future if we determine financing is available on terms we believe are favorable to us.
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
Our Manager
We are externally managed and advised by PRCM Advisers LLC, or PRCM Advisers, a wholly-owned subsidiary of Pine River. Pine River formed PRCM Advisers for the purpose of providing management services to us. PRCM Advisers is responsible for administering our business activities and day-to-day operations. Pursuant to the terms of the management agreement between us and PRCM Advisers, PRCM Advisers provides us with our management team, including our executive officers and support personnel. In addition, PRCM Advisers provides us with the expertise of a dedicated team of investment professionals, proprietary analytical tools and other infrastructure support. PRCM Advisers is at all times subject to the supervision and oversight of our board of directors. Each of our executive officers is an employee or partner of Pine River; we do not have any employees. We do not pay any of our executive officers cash compensation; rather, we pay PRCM Advisers a base management fee equal to 1.5% of our stockholders’ equity per annum pursuant to the terms of the management agreement. We also reimburse PRCM Advisers for the allocable share of the compensation paid by Pine River to its personnel serving as our principal financial officer and general counsel and other reimbursable costs under the management agreement and shared facilities and services agreement. We do not pay PRCM Advisers any incentive-based fees or other incentive-based compensation.

Through our relationship with PRCM Advisers, we benefit from Pine River’s disciplined and highly analytical investment approach, extensive long-term relationships in the financial community, and established infrastructure. Pine River’s disciplined investment approach utilizes a cross-product approach, conducting top-down market assessments with respect to various subsets of the RMBS and mortgage market in order to identify the most attractive segments and investment opportunities. Our investment process leverages proprietary and third-party analytic tools to conduct a detailed analysis of factors that influence our target assets. We select our target assets after extensive analysis of the asset, including the underlying loans, prepayment trends, average remaining life, amortization schedules, fixed versus floating interest rates, geographic concentration, property type, loan-to-value ratios and credit scores, among others.
The dedicated team of investment professionals provided to us by PRCM Advisers has broad experience in managing our target assets through a variety of credit and interest rate environments and has demonstrated the ability to generate attractive risk-adjusted returns under different market conditions and cycles, on both a levered and unlevered basis. Pine River maintains extensive long-term relationships with financial intermediaries, including prime brokers, investment banks, broker-dealers and asset custodians. We believe these relationships enhance our ability to source, finance, protect and hedge our investments and, thus, enable us to succeed in various credit and interest rate environments. We also benefit from Pine River’s comprehensive finance, operational and administrative infrastructure, including its risk management and accounting operations, as well as its legal, compliance and software development teams. Through the use of existing resources within Pine River, the addition of new personnel having significant experience in managing our target assets, and the use of experienced outside advisors, we believe that we have sufficient experience to execute on our new business diversification initiatives, including MSR and commercial real estate debt.

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
Important factors, among others, that may affect our actual results include:

•	changes in interest rates and the market value of our target assets;

•	changes in prepayment rates of mortgages underlying our target assets;

•	the occurrence, extent and timing of credit losses within our portfolio;

•	our exposure to adjustable-rate and negative amortization mortgage loans underlying our target assets;

•	the state of the credit markets and other general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers;

•	the concentration of the credit risks we are exposed to;

•	legislative and regulatory actions affecting our business;

•	the availability and cost of our target assets;

•	the availability and cost of financing for our target assets, including repurchase agreement financing, lines of credit and financing through the FHLB;

•	declines in home prices;

•	increases in payment delinquencies and defaults on the mortgages comprising and underlying our target assets;

•
changes in liquidity in the market for real estate securities, the re-pricing of credit risk in the capital markets, inaccurate ratings of securities by rating agencies, rating agency downgrades of securities, and increases in the supply of real estate securities available-for-sale;

•	changes in the values of securities we own and the impact of adjustments reflecting those changes on our statements of comprehensive income and balance sheets, including our stockholders’ equity;

•	our ability to generate cash flow from our target assets;

•	changes in our investment, financing, and hedging strategies and the new risks to which those changes may expose us;

•	changes in the competitive landscape within our industry, including changes that may affect our ability to attract and retain personnel;

•	our ability to build and maintain successful relationships with loan originators;

•	our ability to acquire mortgage loans in connection with our mortgage loan conduit program;

•	our ability to securitize the mortgage loans that we acquire;

•	our exposure to legal and regulatory claims, including litigation arising from our involvement in securitization transactions and investments in MSR;

•	our ability to acquire MSR and successfully operate our seller-servicer subsidiary and oversee our subservicers;

•	our ability to successfully diversify our business into new asset classes, including commercial real estate debt, and manage the new risks to which they may expose us;

•	our ability to manage various operational and regulatory risks associated with our business;

•	interruptions in or impairments to our communications and information technology systems;

•	our ability to maintain appropriate internal controls over financial reporting;

•	our ability to establish, adjust and maintain appropriate hedges for the risks in our portfolio;

•	our ability to maintain our REIT qualification for U.S. federal income tax purposes; and

•	limitations imposed on our business due to our REIT status and our status as exempt from registration under the 1940 Act.
This Annual Report on Form 10-K may contain statistics and other data that, in some cases, have been obtained or compiled from information made available by mortgage loan servicers and other third-party service providers.

Our Business
Our Investment Strategy
Our investment objective is to provide attractive risk-adjusted total return to our stockholders over the long-term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective by constructing a well-balanced portfolio consisting of RMBS, residential mortgage loans, MSR, commercial real estate debt and other financial assets, with a focus on managing various associated risks, including interest rate, prepayment, mortgage spread and financing risk. The preservation of book value is of paramount importance to our ability to generate total return on an ongoing basis. Consistent with the objective of achieving attractive risk-adjusted total return over various market cycles, we intend to maintain a balanced approach to these various risks.
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

Our Target Assets
Our portfolio can be categorized into two strategies based on investment characteristics, which embodies our hybrid investment approach. The categories and their respective target asset classes are as follows:

•
Rates Strategy - Includes Agency RMBS, MSR and related hedging transactions. The performance of this strategy is most affected by changes in interest rates, prepayments and mortgage spreads. These assets have minimal exposure to the underlying credit performance of the investments.

Agency RMBS	Agency RMBS collateralized by fixed rate mortgage loans, adjustable rate mortgage loans or hybrid mortgage loans, or derivatives thereof, including:
	•	mortgage pass-through certificates;
	•	collateralized mortgage obligations;
	•	Freddie Mac gold certificates;
	•	Fannie Mae certificates;
	•	Ginnie Mae certificates;
	•	“to-be-announced” forward contracts, or TBAs, which are pools of mortgages with specific investment terms to be issued by government sponsored entities, or GSEs, at a future date; and
	•	interest-only and inverse interest-only securities.
MSR	The right to control the servicing of mortgage loans and receive the servicing income therefrom; the actual servicing functions are outsourced to fully licensed third-party subservicers.

•
Credit Strategy - Includes non-Agency RMBS, residential mortgage loans and related hedging transactions. The performance of this strategy is most affected by changes in credit performance of the underlying mortgage loan collateral. These assets have interest rate and mortgage spread exposure, although such exposures are not viewed to be the main drivers of performance.

Non-Agency RMBS
Non-Agency RMBS collateralized by prime mortgage loans, Alt-A mortgage loans, pay-option ARM mortgage loans and subprime mortgage loans, which may have fixed rate, adjustable rate or hybrid rate terms.

Non-Agency RMBS includes both senior and mezzanine RMBS. Senior RMBS refers to non-Agency RMBS that represent the senior-most tranches (that is, the tranches which have the highest priority claim to cash flows from the related collateral pool) within the RMBS structure. Mezzanine RMBS refers to subordinated tranches within the collateral pool. The non-Agency RMBS we purchase may include investment-grade and non-investment grade classes, including non-rated securities.

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
In the fourth quarter of 2014, as part of the further diversification of our business, we announced our intended expansion into the commercial real estate market, planning an initial allocation of approximately $500 million of equity capital. Pine River has hired a seasoned commercial real estate team with broad experience across multiple segments of the commercial real estate market to manage this initiative. Our target assets will include first mortgage loans, mezzanine loans, b-notes and preferred equity.
Our Investment Activities
At December 31, 2014, we had total assets of approximately $21.1 billion. Our RMBS portfolio represented $14.5 billion, or 68.9%, of our assets and was comprised of $11.5 billion, or 79.0%, of Agency RMBS; $2.3 billion, or 16.3%, of senior non-Agency RMBS; and $0.7 billion, or 4.7%, of other non-Agency RMBS. Additionally, we held other investments including

U.S. Treasuries (classified as trading instruments) of $2.0 billion, or 9.5%; mortgage loans held-for-sale of $0.5 billion, or 2.5%; mortgage loans held-for-investment in securitization trusts of $1.7 billion, or 8.3%; and MSR of $0.5 billion, or 2.1%, of total assets. Remaining assets of $1.8 billion consist of cash, restricted cash, receivables, derivative assets and prepaid assets.
Agency and Non-Agency RMBS
We believe our hybrid Agency and non-Agency RMBS investment model allows management to allocate capital across various sectors within the residential mortgage market, with a focus on security selection and implementation of a relative value investment approach. Capital allocation factors in the opportunities in the marketplace, cost of financing and cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, RMBS asset allocation reflects management’s opportunistic approach to investing in the marketplace. During the year ended December 31, 2014, we did not significantly modify our RMBS asset allocation between Agency and non-Agency RMBS.
Residential Mortgage Loans
In order to diversify our investment opportunities, we have established a sustainable model for creating residential mortgage investments at attractive yields. We have developed and continue to advance a high-quality, multi-originator whole loan conduit program involving a network of reliable securitization partners including originators, servicers, master servicers, bankers, attorneys, trustees and custodians. We acquire prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions with whom we have chosen to build strategic relationships, including those with a national presence. In the fourth quarter of 2014, we expanded our prime program to include a high loan-to-value, or LTV, product and launched a non-prime program. The high LTV product includes loans with high credit quality borrowers who prefer or require a lower down payment. The non-prime program is geared toward borrowers of average credit quality who have the financial wherewithal to buy a home, but haven’t been able to get a mortgage due to exceptionally tight credit standards. We expect the high LTV product and the non-prime program to drive volumes over time.
We do not originate loans or provide direct financing to lenders; rather, through our mortgage loan conduit we contract with originators to acquire loans they originate that meet our purchase criteria. One of our subsidiaries has obtained the requisite licenses and approvals to purchase and sell mortgage loans in the states in which we conduct our conduit activities. We do not directly service the mortgage loans we acquire, and instead contract with fully licensed third-party subservicers to handle substantially all servicing functions.
Through our mortgage loan conduit program, we believe we can provide capital solutions to a variety of sellers. Generally, our objective is to securitize the mortgage loans we acquire and create attractive securities with high quality underlying collateral. Since early 2013, we have participated in multiple securitizations. However, depending on market conditions and other factors, we may also choose to hold and finance certain of the loans or exit through a whole loan sale to a third party.
In 2013, we acquired a portfolio of credit sensitive residential mortgage loans, or CSL, which are loans that are currently performing, but where the borrower has previously experienced payment delinquencies and is more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default on CSL than on newly originated mortgage loans. We sold substantially all of our CSL portfolio during the first quarter of 2014. As of December 31, 2014, we had CSL with a carrying value of $35.6 million remaining.
Mortgage Servicing Rights
On April 30, 2013, one of our wholly owned subsidiaries acquired a company that holds the requisite approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSR. The MSR acquired in conjunction with the acquisition of this entity and those subsequently purchased represent a contractual right to service a mortgage loan and collect a fee for performing servicing activities, such as collecting principal and interest from a borrower and distributing those payments to the owner of the loan. We do not directly service the mortgage loans underlying the MSR we acquire; rather, we contract with fully licensed third-party subservicers to handle substantially all servicing functions for the loans underlying our MSR.
We believe MSR are a natural fit for our portfolio over the long term. Our MSR strategy leverages our core competencies in prepayment and credit risk analytics and the MSR assets are a natural hedge to our Agency RMBS, hedging both interest rate as well as mortgage spread risk. Our goal is to create long-lasting relationships with high quality originators in both flow and bulk acquisitions of MSR. We completed a substantial bulk acquisition of MSR from Flagstar Bank, FSB, a subsidiary of Flagstar Bancorp, Inc., in December 2013. We also have in place a two-year flow arrangement with PHH Corporation through which we purchase MSR on new-origination production.
Discontinued Operations
In the first quarter of 2012, as part of the ongoing diversification of our business model, we began acquiring residential real properties in certain metropolitan areas across the U.S. with the intention of renting the properties for income. On December 19, 2012, we completed the contribution of our portfolio of single-family rental properties to Silver Bay Realty Trust Corp., or Silver Bay, a newly organized Maryland corporation managed by a subsidiary of Pine River, that intended to qualify as a REIT and was focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. We effected this transaction by contributing our equity interests in our then wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay, and in exchange for the contribution, received shares of common stock of Silver Bay. Silver Bay completed its initial public offering, or IPO, of its common stock on December 19, 2012 and is listed on the NYSE under the symbol “SBY”. We distributed the shares of Silver Bay common stock we received in the transaction to our stockholders on or about April 24, 2013. Because we will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the years ended December 31, 2013 and 2012.
Our Investment Guidelines
Our board of directors has approved the following investment guidelines:

•	no investment shall be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;

•	no investment shall be made that would cause us to be regulated as an investment company under the 1940 Act;

•
we will primarily invest within our target assets, consisting primarily of Agency RMBS, non-Agency RMBS, residential mortgage loans, MSR and commercial real estate assets, inclusive of commercial mortgage loans, commercial real property, commercial MBS, commercial corporate debt and loans and other commercial real estate-related investments in the U.S.; approximately 5% to 10% of our portfolio may include other financial assets; and

•
until appropriate investments can be identified, we will invest available cash in interest-bearing and short-term investments that are consistent with (i) our intention to qualify as a REIT and (ii) our exemption from investment company status under the 1940 Act.

These investment guidelines may be changed from time to time by our board of directors in its discretion without the approval of our stockholders.
Within the constraints of the foregoing investment guidelines, PRCM Advisers has broad authority to select, finance and manage our investment portfolio. As a general matter, our investment strategy is designed to enable us to:

•
build an investment portfolio consisting of Agency RMBS, non-Agency RMBS, residential mortgage loans, MSR, commercial real estate debt and related assets and other financial assets that will generate attractive returns while having a moderate risk profile;

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
Financing Strategy
We deploy moderate leverage to increase potential returns to our stockholders and to fund the acquisition of our target assets. We are not required to maintain any particular leverage ratio. The amount of leverage we deploy for particular investments in our target assets depends upon a variety of factors, including without limitation: general economic, political and financial market conditions; the anticipated liquidity and price volatility of our assets; the gap between the duration of assets and liabilities, including hedges; the availability and cost of financing the assets; our opinion of the credit worthiness of financing counterparties; the health of the U.S. residential mortgage and housing markets; our outlook for the level, slope and volatility of interest rates; the credit quality of the loans underlying our Agency RMBS and non-Agency RMBS; the rating assigned to RMBS assets; and our outlook for asset spreads relative to the London Interbank Offered Rate, or LIBOR, curve.
Our primary financing sources are repurchase agreements and FHLB advances. Repurchase agreements are financings pursuant to which one party, the seller/borrower, sells assets to the repurchase agreement counterparty, the buyer/lender, for an agreed price with the obligation to repurchase the assets from the buyer at a future date and at a price higher than the original purchase price. The amount of financing available under a repurchase agreement is limited to a specified percentage of the estimated market value of the assets. The difference between the sale price and repurchase price is the interest expense of financing under a repurchase agreement. Under repurchase agreement financing arrangements, if the value of the collateral decreases, the buyer could require the seller to provide additional cash collateral to re-establish the ratio of value of the collateral to the amount of borrowing (i.e., a margin call). In the current economic climate, lenders under repurchase agreements generally advance approximately 90% to 97% of the market value of the Agency RMBS financed (a discount from market value, generally referred to as a haircut, of 3% to 10%), and 50% to 75% of the market value of the non-Agency RMBS financed (i.e., a haircut of 25% to 50%). A significant decrease in the advance rate or an increase in the haircut could result in our having to sell securities in order to meet additional margin requirements by the lender. We expect to mitigate our risk of margin calls under repurchase agreements by deploying leverage at an amount that is below what could be used under current advance rates.
In order to reduce our exposure to lender counterparty concentration-related risk, we generally seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At December 31, 2014, we had $12.9 billion of outstanding balances under repurchase agreements with 25 counterparties, with a maximum net exposure (the difference between the amount loaned to us, including interest payable, and the value of the assets pledged by us as collateral, including accrued interest receivable on such assets) to any single lender of $401.2 million, or 9.9% of equity.
We also use repurchase agreements to finance our mortgage loans held-for-sale. In the current economic climate, lenders under repurchase agreements generally advance approximately 80% to 90% of the market value of prime nonconforming residential mortgage loans (i.e., a haircut of 10% to 20%), and 50% to 60% of the market value on CSL (i.e., a haircut of 40% to 50%).
In December 2013, our wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, was accepted for membership in the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. Eligible collateral may include conventional 1-4 family residential loans, commercial real estate loans, Agency RMBS and non-Agency RMBS with a rating of A and above.
We use FHLB advances to finance both our Agency and non-Agency RMBS and mortgage loans held-for-sale. Similar to repurchase agreements, if the value of our assets pledged to the FHLB as collateral for advances decreases, the FHLB could require us to provide additional collateral to re-establish the ratio of value of the collateral to the amount of advances outstanding. The FHLB generally advances approximately 90% to 95% of the market value of the Agency RMBS financed (i.e., a haircut of 5% to 10%), 85% to 90% of the market value of the non-Agency RMBS financed (i.e., a haircut of 10% to 15%), and 60% to 80% of the market value of the mortgage loans financed (i.e., a haircut of 20% to 40%).
Our MSR are currently unlevered with limited ability to borrow against such assets. We are currently funding these assets with equity of the company, but may finance them with third parties in the future if funding is available on terms we believe are favorable to us.
Interest Rate Hedging and Risk Management Strategy
We enter into a variety of derivative and non-derivative instruments in connection with our risk management activities. Our primary objective for executing these derivative and non-derivative instruments is to mitigate our economic exposure to future events that are outside our control. Our derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) and credit risk related to certain assets and liabilities. As part of our risk management activities, we may, at times, enter into various forward contracts including short securities, Agency TBAs, options, futures, swaps and caps. In executing on our current risk management strategy, we have entered into interest rate swap and swaption agreements, TBAs, put and call options for TBAs, constant maturity swaps, credit default swaps, total return swaps (based on the Markit IOS Index), short U.S. Treasuries and forward purchase commitments. We have also entered into a number of non-derivative instruments to manage interest rate risk, principally U.S. Treasuries and Agency interest-only securities.
Our Competitive Advantages
Our investment strategy is focused on utilizing our underlying core strengths, described below in further detail, which we believe offer competitive advantages in the marketplace:
Significant Experience of Our Management Team
We believe that the extensive experience of our management team and, through our relationship with PRCM Advisers, the employees of Pine River, provides us with significant expertise across our target assets. Our team of dedicated investment professionals has managed our target assets through a variety of credit and interest rate environments and has demonstrated strong ability to generate attractive risk-adjusted returns under different market conditions, on both a levered and unlevered basis.
William Roth, our Chief Investment Officer, and the other senior members of our investment team have extensive experience in investing in our target assets, including experience in performing advisory services for investment banks, funds, other investment vehicles and other managed and discretionary accounts. Our team of dedicated investment professionals includes seasoned traders, analysts and risk managers, and is backed by Pine River’s extensive infrastructure in the areas of credit analysis, trade execution, risk management, valuation, accounting, operations and law.
Ability to Provide Capital Solutions to the Residential Mortgage Market
We believe our investment diversification strategy into MSR and residential mortgage loans, combined with our seller-servicer approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSR, our state licenses and approvals to purchase and sell mortgage loans, and the expansion of our infrastructure necessary to support these operational businesses, including technology, servicing oversight and re-underwriting capabilities, allows us to provide attractive capital solutions to originators, servicers and RMBS investor partners. We are not, nor do we currently intend to be, an originator or servicer of residential mortgage loans. As such, we believe our current business model is complementary to the objectives of our business partners.
Disciplined Relative Value Investment Approach
Disciplined security selection is a key element of our RMBS strategy. We are, in essence, a relative value investor in residential mortgage-backed securities. We use a cross-product approach, conducting top-down market assessments with respect to various subsets of the RMBS market in order to identify the most attractive segments and investment opportunities. In employing this detailed analysis, we seek to best capture market inefficiencies and identify the most attractive securities. We select our RMBS based on factors that include extensive analysis of the underlying loans, including prepayment trends, average remaining life, amortization schedules, fixed versus floating interest rates, geographic concentration, property type, LTV ratios and credit scores. Considering the multi-trillion dollar size of the U.S. RMBS market, we can be selective with our investments and buy only the securities we deem to be the most attractive. We believe this holistic, relative-value approach to the non-Agency and Agency RMBS investments may achieve higher risk-adjusted returns than an approach that focuses on a single sector of the residential mortgage market.
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
Analytical Tools, Infrastructure and Expertise
Our experienced investment team constructs and manages our investment portfolio through the use of focused qualitative and quantitative analysis, which helps us manage risk on an asset-level and portfolio basis. We rely on a variety of proprietary and third-party analytical tools and models, which we customize to our needs. We focus on in-depth analysis of the numerous factors that influence our target assets, including:

•	fundamental market and sector review;

•	cash flow analysis;

•	disciplined asset selection;

•	controlled risk exposure; and

•	prudent balance sheet management.
    We also use these tools to guide our hedging strategies to the extent consistent with the requirements for qualification as a REIT.
Our focus on loan-level and local market analysis allows us to track and understand borrower performance, which we consider important to our overall investment strategy. Our ability to track real-time variables such as market-specific home prices and unemployment rates provides us with valuable insights and helps with specific asset selection decisions. We believe that sophisticated analysis of both macro- and micro-economic factors will enable us to manage cash flow and distributions while preserving our stockholders’ capital.
Through a shared facilities and services agreement with Pine River, PRCM Advisers has access to analytical and portfolio management capabilities to aid in asset selection and risk management. We capitalize on the market knowledge and ready access to data across our target markets that PRCM Advisers and its affiliates obtain through their established platform. We also benefit, through PRCM Advisers, from Pine River’s comprehensive finance, operational and administrative infrastructure, including its risk management and financial reporting and accounting operations, as well as its business development, legal, compliance, operations, settlement, and software development teams.
Extensive Strategic Relationships and Experience of PRCM Advisers and its Affiliates
PRCM Advisers and its affiliates maintain extensive long-term relationships with financial intermediaries including prime brokers, investment banks, broker-dealers and asset custodians. We believe these relationships enhance our ability to source, finance, protect and hedge our investments and, thus, enable us to succeed in various credit and interest rate environments. Members of the investment team have many years of experience and well-established contacts within the RMBS industry. This experience and the associated relationships are beneficial to our stockholders.
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
The current term of the management agreement expires on October 28, 2015, and will continue to automatically renew thereafter for successive one-year terms until terminated in accordance with the agreement. Our independent directors review PRCM Advisers’ performance annually and the management agreement may be terminated by us without cause upon the vote of at least two-thirds of our independent directors or by a vote of the holders of a majority of the outstanding shares of our common stock, based upon: (i) PRCM Advisers’ unsatisfactory performance that is materially detrimental to us or (ii) our determination that the management fees payable to PRCM Advisers are not fair, subject to PRCM Advisers’ right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. We are required to provide PRCM Advisers with 180 days’ prior notice of such termination. Upon termination of the management agreement by us without cause or by PRCM Advisers due to our material breach of the management agreement, we are required to pay a termination fee equal to three times the sum of the average annual base management fee earned by PRCM Advisers during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. We may terminate the management agreement with 30 days’ prior notice from our board of directors, without payment of a termination fee, for cause, as defined in the management agreement. PRCM Advisers may terminate the management agreement if we become required to register as an investment company under the 1940 Act, with such termination deemed to occur immediately before such event, and may also decline to renew the management agreement by providing us with 180 days’ prior notice; in either case, we would not be required to pay a termination fee.
Base Management Fee
The base management fee paid to PRCM Advisers is 1.5% of our stockholders’ equity per annum, calculated and payable quarterly in arrears.
For purposes of calculating the management fee, our stockholders’ equity means the sum of the net proceeds from all issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus our retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that we have paid for repurchases of our common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in accounting principles generally accepted in the United States of America, or U.S. GAAP, and certain non-cash items after discussions between PRCM Advisers and our independent directors and approval by a majority of our independent directors. To the extent asset impairments reduce our retained earnings at the end of any completed calendar quarter it will reduce the base management fee for such quarter. Our stockholders’ equity for the purposes of calculating the base management fee could be greater than the amount of stockholders’ equity shown on the consolidated financial statements. In connection with the Silver Bay transaction, the management fee payable by us to PRCM Advisers for the year ended December 31, 2013 was reduced by $4.3 million.
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
On August 31, 2011, the SEC issued a “concept release” soliciting public comment on a wide range of issues relating to Section 3(c)(5)(C) of the 1940 Act, including what types of assets should be deemed qualifying interests and whether REITs that invest in RMBS should be regulated in a manner similar to investment companies. Although we believe that we are properly relying on Section 3(c)(5)(C) of the 1940 Act to exempt us from regulation under the 1940 Act, if the SEC were to adopt new rules or publish new or different guidance, it could affect our ability to rely on such exemption or could require us to change our business and operations in order for us to continue to rely on such exemption. We will continue to monitor our compliance with the Section 3(c)(5)(C) exemption.
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
The CFPB has issued a series of final rules as part of ongoing efforts to affect reforms and create uniform standards for the mortgage lending and servicing industries. These rules, many of which became effective on January 10, 2014, include requirements addressing how lenders must evaluate a consumer’s ability to repay a mortgage loan, what specific communications must be made to consumers at various stages in the mortgage lending and servicing processes, how consumer account records must be maintained and how servicers must respond to written borrower requests, complaints and notices of errors. The rules also provide specific guidance relating to servicing delinquent loans, undertaking loss mitigation efforts and commencing foreclosure proceedings. These rules have led to and will likely continue to lead to increased costs to originate and service loans across the mortgage industry, and given their complexity, it is anticipated the originators, servicers and other mortgage industry participants will be exposed to greater regulatory scrutiny from federal and state regulators and increased litigation and complaints from both consumers and government officials. We expect the CFPB will continue to interpret, modify and expand the rules, regulations and guidance related to mortgage lending and servicing industries and we will continue to evaluate these actions in order to understand the impact on our business and the industry, generally.
Because a significant number of rules and regulations under the Dodd-Frank Act relating to the origination and servicing of residential mortgage loans are recently effective or have not yet taken effect, the long term effect on the mortgage industry, including the availability of credit, the ability to execute securitization transactions and the investing environment for our target assets, remains uncertain and is developing. We have implemented and will continue to implement new policies and procedures in order to ensure ongoing compliance with the laws, rules and regulations applicable to our business. We have incurred and expect to incur ongoing operational costs to comply with existing and future rules and regulations. We continue to evaluate all aspects of the Dodd-Frank Act applicable to our business.
Corporate Governance
We strive to maintain an ethical workplace in which the highest standards of professional conduct are practiced.

•
Our board of directors is composed of a majority of independent directors. Our Audit, Compensation, Nominating and Corporate Governance and Risk Oversight Committees are composed exclusively of independent directors.

•
In order to foster the highest standards of ethics and conduct in all of our business relationships, we have adopted a Code of Business Conduct and Ethics and Corporate Governance Guidelines, which cover a wide range of business practices and procedures that apply to all of our directors, officers and employees. In addition, we have implemented Whistleblowing Procedures for Accounting and Auditing Matters that set forth procedures by which any officer or employee may raise, on a confidential basis, concerns regarding any questionable or unethical accounting, internal accounting controls or auditing matters with our Audit Committee.

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

•
We have a formal internal audit function, through the current use of an outsourced firm, to further the effective functioning of our internal controls and procedures. Our internal audit plan, which is approved annually by our Audit Committee, is based on a formal risk assessment and is intended to provide management and our Audit Committee with an effective tool to identify and address areas of financial or operational concerns and to ensure that appropriate controls and procedures are in place. We have implemented Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the SOX Act, which requires an evaluation of internal control over financial reporting in association with our financial statements as of December 31, 2014. (See Item 9A, “Controls and Procedures” included in this Annual Report on Form 10-K.)

Competition
Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring our target assets, we compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental agencies, mortgage loan servicers, asset management firms and other entities. Some of these entities may not be subject to the same regulatory constraints that we are (i.e., REIT compliance or maintaining an exemption under the 1940 Act). Many of our competitors are significantly larger than us, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish different counterparty relationships than us. Further, we may from time to time face competition from government agencies in connection with initiatives designed to stimulate the U.S. economy or the mortgage market, including for example competition for RMBS assets from the Federal Reserve as a result of its prior quantitative easing programs and competition from Fannie Mae and Freddie Mac in purchasing and securitizing mortgage loans. Current market conditions may attract more competitors for certain of our target assets, which will not only affect the supply of assets but may also increase the competition for sources of financing for these assets. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect our financial results.
Other Historical Information
In connection with our merger with Capitol, warrants to purchase 33,249,000 shares of Two Harbors common stock were issued, of which 7,000,000 were issued to the founding stockholders of Capitol and the remainder were sold to the public. Under the terms of the warrant agreement, as subsequently amended, the warrants had an exercise price of $11.00 per share, which was lowered to $10.25 per share pursuant to the terms of the warrant agreement as a result of the special dividend of Silver Bay common stock in the first quarter of 2013. The number of shares of common stock issuable for each warrant share exercised was also increased to 1.0727 shares as a result of this dividend. The warrants expired in accordance with their terms at 5:00 pm EST on November 7, 2013. Of the 33,249,000 warrants originally issued, 3,580,279 warrants expired unexercised. No warrants were outstanding during the year ended December 31, 2014.
Financial Information
Financial information concerning our business for each of 2014, 2013 and 2012 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Qualitative and Quantitative Disclosures about Market Risk,” and the consolidated financial statements and the notes thereto, and the supplemental financial information, which are in Part II, Items 7, 7A and 8 of this Annual Report on Form 10-K.
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
Difficult conditions in the residential mortgage and real estate markets, the financial markets and the economy generally may adversely impact our business, results of operations and financial condition.
Our results of operations are materially affected by conditions in the residential mortgage and real estate markets, the financial markets and the economy generally. In recent years, concerns about the mortgage market, significant declines in home prices, increases in home foreclosures, high unemployment, the availability and cost of credit and rising government debt levels, as well as inflation, energy costs, U.S. budget debates and European sovereign debt issues, have contributed to increased volatility and uncertainty for the economy and financial markets. The mortgage market continues to be adversely affected by tightened lending standards and decreased availability of credit since the 2008 financial crisis. This has an impact on new demand for homes, which may compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates (or losses) and mortgage loan delinquencies. Any stagnation in or deterioration of the mortgage or real estate markets may cause us to experience losses related to our assets. Declines in the market values of our investments may adversely affect our results of operations and credit availability and cost, which may reduce earnings and, in turn, cash available for distribution to our stockholders.
Actions of the U.S. Government, including the U.S. Congress, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, to stabilize or reform the financial markets may not achieve their intended effects and may adversely affect our business.
In response to turmoil in the financial markets beginning in 2007, the U.S. Government, including the U.S. Congress, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken a number of actions designed to stabilize and reform the financial markets. There can be no assurance that, in the long term, these actions will improve the efficiency and stability of residential mortgage markets or U.S. financial markets. To the extent the financial markets do not respond favorably to any of these actions or such actions do not function as intended, our business may be harmed. The U.S. Government, the U.S. Federal Reserve, the U.S. Treasury and other governmental and regulatory bodies may take additional actions in the future to address the financial crisis and stimulate economic recovery. We cannot predict whether or when such actions may occur, and such actions could have an adverse effect on our business, results of operations and financial condition.
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
In a further attempt to stabilize the financial and housing markets, in December 2009 the U.S. Government committed virtually unlimited capital to ensure the continued existence of Fannie Mae and Freddie Mac. Despite projections that the U.S. Treasury will continue to provide financing, there is no assurance that such capital will continue to be available or that the GSEs will always honor their guarantees or other obligations. If these GSEs fail to honor their guarantees, the value of any Agency RMBS assets that we hold would decline.
The U.S. Congress and the Obama Administration have announced their intention to reduce government support for housing finance, including the possible restructuring or elimination of the GSEs. In February 2011, a report released by the U.S. Treasury and Department of Housing and Urban Development outlined three paths for GSE reform, all of which would drastically change the landscape of the U.S. mortgage market. Additionally, a number of legislative proposals were introduced in 2014 that would wind-down or phase out the GSEs. The continued flow of residential mortgage-backed securities from the GSEs is essential to the operation of the mortgage markets in their current form, and crucial to our business model. In the wake of the financial crisis, Fannie Mae and Freddie Mac became the dominant, and in some cases, the only source of mortgage financing in the U.S. Their recent profitability has introduced further uncertainty with respect to reform efforts. Although any reform would be expected to take several years to implement, if the structure of Fannie Mae or Freddie Mac were altered, or if they were eliminated altogether, the amount and type of Agency RMBS and other mortgage-related assets available for investment would be significantly affected. A reduction in supply of Agency RMBS and other mortgage-related assets would result in increased competition for those assets and likely lead to a significant increase in the price we would have to pay for our target assets.
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
The Dodd-Frank Act and regulations implementing such legislation have had a substantial impact on the mortgage industry and the RMBS markets; these regulations as well as new and pending regulations yet to be implemented under Dodd-Frank may have an adverse impact on our business, results of operations and financial condition.
On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which has changed and continues to significantly change the regulation of financial institutions and the financial services industry, including the mortgage industry. The Dodd-Frank Act tasked many agencies with issuing a variety of new regulations, including rules related to mortgage origination, mortgage servicing, securitization transactions and derivatives. While a majority of the rulemaking requirements established by the Dodd-Frank Act have been finalized, a significant number of rulemakings remain in the proposal phase or have yet to be proposed. Consequently, it is not possible to predict how additional regulation under the Dodd-Frank Act will affect our business, and there can be no assurance that new rules promulgated under the Dodd-Frank Act will not have an adverse effect on our business, results of operations and financial condition.
The Dodd-Frank Act created a new regulator, the CFPB, which is responsible for regulating the offering and provision of financial products and services for personal, family and household purposes. In addition to assuming many of the consumer financial protection functions exercised by other federal regulators under certain enumerated financial protection statutes, such as the Truth in Lending Act (TILA), the Real Estate Settlement Procedures Act (RESPA) and the Fair Credit Reporting Act, the CFPB was granted broad rulemaking and enforcement authority to protect consumers from unfair, deceptive or abusive practices. The CFPB has issued a series of final rules as part of ongoing efforts to effect reforms and create uniform standards for the mortgage lending and servicing industries. These new rules, many of which became effective in 2014, include requirements addressing how lenders must evaluate a consumer’s ability to repay a mortgage loan, what specific communications must be made to consumers at various stages in the mortgage lending and servicing processes, how consumer account records must be maintained and how servicers must respond to written borrower requests, complaints and notices of errors. The rules also provide specific guidance relating to servicing delinquent loans, undertaking loss mitigation efforts and commencing foreclosure proceedings. In addition, the CFPB has also issued final rules that combine the mortgage disclosures consumers are required to receive under TILA and RESPA, which will become effective in August 2015. The foregoing rules have led and will likely lead to increased costs to originate and service loans across the mortgage industry, and given their complexity, it is anticipated the originators, servicers and other mortgage industry participants will be exposed to greater regulatory scrutiny from federal and state regulators, and increased litigation and complaints from both consumers and government officials. We have incurred and expect in the future to incur ongoing operational and system costs as we build and maintain processes to ensure compliance with the rules and regulations applicable to us as well as to monitor compliance by our business partners. Additional rules and regulations implemented by the CFPB could lead to changes in the way we conduct or business and increased costs of compliance, both of which may have an adverse impact on our business and financial condition.
We operate in a highly competitive market and we may not be able to compete successfully.
We operate in a highly competitive market. Our profitability depends, in large part, on our ability to acquire a sufficient supply of our target assets at favorable prices. In acquiring assets, we compete with a variety of investors, including other mortgage REITs, specialty finance companies, public and private investment funds, asset managers, commercial and investment banks, broker-dealers, commercial finance and insurance companies, the GSEs, mortgage servicers and other financial institutions. Many of our competitors are substantially larger and have greater financial, technical, marketing and other resources than do we. Additionally, we may face significant competition from governmental actions and initiatives designed to stimulate the U.S. economy and mortgage market from Fannie Mae and Freddie Mac in purchasing and securitizing mortgage loans. Competition for our target assets may lead to the price of such assets increasing and their availability decreasing, which may limit our ability to generate desired returns, reduce our earnings and, in turn, decrease the cash available for distribution to our stockholders.
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
We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations.
We operate in a highly regulated environment and are subject to rules, regulations, approvals, licensing, reporting and examination requirements of various federal and state authorities. Any change in applicable rules and regulations or federal or state legislation could have a substantial impact on our assets, our business strategies and our results of operations. Our inability or failure to comply with the rules, regulations or reporting requirements, to obtain or maintain approvals and licenses applicable to our businesses, or to satisfy annual or periodic examinations may impact our ability to do business and expose us to fines, penalties or other claims and, as a result, could harm our business. Additionally, legislation and regulations may be enacted or adopted in the future that could significantly affect our business and operations, which could have a material adverse effect on our financial condition and results of operations.
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
As described above, we intend to conduct operations so as not to become required to register as an investment company under the 1940 Act. Although we monitor our portfolio periodically, there can be no assurance that we will be able to maintain our exemption as an investment company under the 1940 Act. On August 31, 2011, the SEC issued a “concept release” soliciting public comment on a wide range of issues relating to Section 3(c)(5)(C) of the 1940 Act, including what types of assets should be deemed qualifying interests and whether REITs that invest in RMBS should be regulated in a manner similar to investment companies. Although we believe that we are properly relying on Section 3(c)(5)(C) to exempt us from regulation under the 1940 Act, this or another SEC review could eventually affect our ability to rely on such exemption or could eventually require us to change our business and operations in order for us to continue to rely on such exemption. Even if the SEC’s review of this exemption does not eventually have these effects on our business, any uncertainty created by the SEC’s current or future reviews could negatively impact our ability to raise capital, borrow money, or engage in certain other types of business transactions, which could materially and adversely affect our business, operations, and financial condition. There can be no assurance that the rules, regulations and interpretations governing the exemptions available under the 1940 Act will not change in a manner that adversely affects our operations. If we were to fail to qualify for an exemption, we could be required to restructure our activities or the activities of our subsidiaries, including effecting sales of assets in a manner that, or at a time when, we would not otherwise choose, which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions. Such sales could occur during adverse market conditions, and we could be forced to accept prices below that which we believe are appropriate. The loss of our 1940 Act exclusion would also permit PRCM Advisers to terminate the management agreement, which could result in a material adverse effect on our business and results of operations.
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
Under the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission, or CFTC, was given jurisdiction over the regulation of swaps. Under new rules implemented by the CFTC, companies that utilize swaps as part of their business model, including many mortgage REITS, are deemed to fall within the statutory definition of Commodity Pool Operator, or CPO, and are required to register with the CFTC as a CPO. On December 7, 2012 the CFTC issued no-action relief that permits a CPO to receive relief from registration requirements if it meets certain criteria. While we believe we meet the criteria for such relief, there can be no assurance that the CFTC will not withdraw the no-action letter in the future or that we will continue to satisfy the criteria to qualify for relief from CPO registration. If we were required to register as a CPO in the future or change our business model to ensure we can continue to satisfy the requirement of the no-action relief, it could impact our ability to operate our business and adversely affect our financial condition and results of operations.
The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.
We have and may in the future acquire assets or other instruments with limited or no liquidity, including securities, mortgage loans, MSR and other instruments that are not publicly traded, and market conditions could significantly and negatively affect the liquidity of our assets. It may be difficult or impossible to obtain third-party pricing on such illiquid assets and validating third-party pricing for illiquid assets may be more subjective than more liquid assets. Illiquid assets typically experience greater price volatility, as a ready market may not exist for such assets, and such assets can be more difficult to value.
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
The growth of our business may require access to debt and equity capital that may or may not be available on favorable terms or at the desired times, or at all. In addition, we invest in certain assets, including MSR, for which financing has historically been difficult or costly to obtain. Our inability to obtain financing for our target assets could require us to seek equity or debt capital that may be more costly or unavailable to us. We cannot assure you that we will have access to any debt or equity capital on favorable terms or at the desired times, or at all. Our inability to raise such capital or obtain financing on favorable terms could materially adversely impact our business, operations, financial condition, liquidity, and our ability to make distributions to stockholders.
We depend on repurchase agreements and other credit facilities to execute our business plan and our inability to access funding through these sources could have a material adverse effect on our results of operations, financial condition and business.
Our ability to purchase and hold assets is affected by our ability to secure repurchase agreements and other credit facilities on acceptable terms. We currently have repurchase agreements and other credit facilities in place with several counterparties, including national banks and the FHLB. In the future we may enter into additional repurchase agreements and credit facilities, but we can provide no assurance that lenders will be willing or able to provide us with sufficient financing through the repurchase markets or otherwise. In addition, because repurchase agreements and similar credit facilities are generally short-term commitments of capital, changes in conditions in the repurchase markets may make it more difficult for us to secure continued financing during times of market stress. During certain periods of a credit cycle, lenders may lose their ability or curtail their willingness to provide financing. If we are not able to arrange for replacement financing on acceptable terms, or if we default on our covenants or are otherwise unable to access funds under any of our repurchase agreements and credit facilities, we may have to curtail our asset acquisition activities and/or dispose of assets.
It is possible that the lenders that provide us with financing could experience changes in their ability to advance funds to us, independent of our performance or the value of our assets. For example, the Basel III regulatory capital reform rules or the FHFA’s proposed rulemaking concerning changes in FHLB membership eligibility and asset requirements, or other future regulatory changes, may have the effect of significantly changing or eliminating the sources of financing that are available to us now. If regulatory requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us or eliminate it altogether. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk.
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
Although we generally seek to reduce our exposure to lender concentration-related risk by entering into repurchase agreements and other credit facilities with multiple counterparties, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. To the extent that the number of or net exposure under our lending arrangements may become concentrated with one or more lenders, the adverse impacts of defaults or terminations by such lenders may be significantly greater. As of December 31, 2014, repurchase agreement and other lenders for whom our net exposure (generally, the value of assets sold under repurchase agreements or posted as loan collateral, less the amount of the associated liabilities) exceeded 5% of stockholders’ equity included the Royal Bank of Canada, Barclays Capital Inc. and the FHLB. See Note 16 - Repurchase Agreements and Note 18 - Federal Home Loan Bank of Des Moines Advances for additional information.
Our inability to meet certain financial covenants related to our repurchase agreements or credit facilities could adversely affect our financial condition, results of operations and cash flows.
In connection with certain of our repurchase agreements and credit facilities, we are required to comply with certain financial covenants, the most restrictive of which requires that, on any date, (i) the ratio of the our total indebtedness to our tangible net worth, on a consolidated basis, shall not be greater than a threshold established by a formula which considers the aggregate market value of certain securities owned by us divided by our adjusted gross assets; (ii) our liquidity, on a consolidated basis, shall not be less than $100,000,000 and the aggregate amount of unrestricted cash or cash equivalents held by us shall be not less than $35,000,000; and (iii) our tangible net worth, on a consolidated basis, shall not be less than $1.75 billion. Compliance with these financial covenants will depend on market factors and the strength of our business and operating results. Various risks, uncertainties and events beyond our control could affect our ability to comply with the financial covenants. Failure to comply with our financial covenants could result in an event of default, termination of the repurchase facility, acceleration of all amounts owing under the repurchase facility, and gives the counterparty the right to exercise certain other remedies under the repurchase agreement, including the sale of the asset subject to repurchase at the time of default, unless we were able to negotiate a waiver. Any such waiver could be conditioned on an amendment to the repurchase facility and any related guaranty agreement on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance our assets under a new repurchase facility on favorable terms or at all, our financial condition, results of operations and cash flows could be adversely affected.
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
The resources required to protect our information technology and infrastructure, and to comply with the laws and regulations related to data and privacy protection, are subject to uncertainty. Even in circumstances where we are able to successfully protect such technology and infrastructure from attacks, we may incur significant expenses in connection with our responses to such attacks. In addition, recent well-publicized security breaches have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-security attacks, and may in the future result in heightened cyber-security requirements and/or additional regulatory oversight. As cyber-security threats and government and regulatory oversight of associated risks continue to evolve, we may be required to expend additional resources to enhance or expand upon the security measures we currently maintain. Any such actions may adversely impact our results of operations and financial condition.
Challenges to the MERS® System could materially and adversely affect our business, results of operations and financial condition.
MERSCORP, Inc. is a privately held company that maintains an electronic registry, referred to as the MERS System, that tracks ownership of residential mortgage loans in the U.S., as well as the identity of the associated servicer and subservicer. Mortgage Electronic Registration Systems, Inc., or MERS, a wholly owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a mortgage loan and in that role initiate foreclosures and/or become the mortgagee of record for the loan in local land records. We, or other parties with whom we contract to do business or from whom we acquire assets, may choose to use MERS as a nominee. The MERS System is widely used by participants throughout the mortgage finance industry.
Over the last several years, there have been legal challenges disputing MERS’s legal standing to initiate foreclosures and/or act as nominee in local land records. It is possible that these challenges could negatively affect MERS’s ability to serve as the mortgagee of record in some jurisdictions. In addition, where MERS is the mortgagee of record, it must execute assignments of mortgages, affidavits and other legal documents in connection with foreclosure proceedings. As a result, investigations by governmental authorities and others into the servicer foreclosure process deficiencies may impact MERS. Failures by MERS to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process could pose operational, reputational and legal risks that may materially and adversely affect our business, results of operations and financial condition.

We enter into hedging transactions that expose us to contingent liabilities in the future, which may adversely affect our financial results or cash available for distribution to stockholders.
We engage in hedging transactions intended to hedge against various risks to our portfolio, including the exposure to adverse changes in interest rates. Our hedging activity varies in scope based on, among other things, the level and volatility of interest rates, the type of assets held and other market conditions. Although these transactions are intended to reduce our exposure to various risks, hedging may fail to protect or could adversely affect us because, among other things:

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
Subject to maintaining our qualification as a REIT and satisfying the criteria for no-action relief from the CFTC’s CPO registration rules, there are no current limitations on the hedging transactions that we may undertake. Our hedging transactions could require us to fund large cash payments in certain circumstances (e.g., the early termination of the hedging instrument caused by an event of default or other early termination event, or a demand by a counterparty that we make increased margin payments).
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
We have elected to not qualify for hedge accounting treatment under Accounting Standards Codification (ASC) 815, Derivatives and Hedging, or ASC 815, for our current derivative instruments. The economics of our derivative hedging transactions are not affected by this election; however, our earnings (losses) for U.S. GAAP purposes, or GAAP net income (loss), may be subject to greater fluctuations from period to period as a result of this accounting treatment for changes in fair value of certain interest rate swap agreements or for the accounting of the underlying hedged assets or liabilities in our financial statements, as it does not necessarily align with the accounting used for interest rate swap agreements.
We depend on third-party service providers, including mortgage loan servicers, for a variety of services related to our business. We are, therefore, subject to the risks associated with third-party service providers.
We depend on a variety of services provided by third-party service providers related to our investments in RMBS, mortgage loans and MSR as well as for general operating purposes. For example, we rely on the mortgage servicers who service the mortgage loans we purchase as well as the mortgage loans underlying our RMBS and MSR assets to, among other things, collect principal and interest payments on such mortgage loans and perform loss mitigation services. Mortgage servicers and other service providers, such as trustees, bond insurance providers, due diligence vendors and document custodians, may fail to perform or otherwise not perform in a manner that promotes our interests.
For example, recent legislation intended to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans, including those underlying our RMBS and MSR assets. Mortgage servicers may be incented by the Federal government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. As a consequence of the foregoing matters, our business, financial condition and results of operations may be adversely affected.
A failure to protect our reputation could adversely affect our businesses.
Our reputation is critical to the success of our business. Damage to our reputation may arise from numerous sources, including for example legal or regulatory actions, failing to deliver minimum or required standards of service, compliance failures, perceived or actual weakness in our financial condition, technological or other security breaches or misconduct on the part of our manager or third-party service providers. In addition, adverse developments with respect to our industry generally or with respect to one or more of our competitors may also, by association, negatively impact our reputation. Negative perceptions or publicity regarding the foregoing matters could lead to difficulties in developing and maintaining relationships with our business counterparties, limit the sources of available funding and/or result in additional legal and regulatory scrutiny, all of which could adversely impact our business and results of operations.
We may not be able to acquire residential mortgage loans.
The success of our mortgage loan conduit program depends upon sourcing a large volume of desirable residential mortgage loans. We may be unable to do so for many reasons. We may be unable to locate originators that are able or willing to originate mortgage loans that meet our standards and we may not be able to source acquisitions of bulk pools of mortgage loans from originators, banks and other sellers, in either case, on terms and conditions favorable to us. Additionally, competition for mortgage loans may drive down supply or drive up prices, making it uneconomical to purchase the loans. General economic factors, such as recession, declining home values, unemployment and high interest rates, may limit the supply of available loans. As a result, we may incur additional costs to acquire a sufficient volume of mortgage loans or be unable to acquire mortgage loans at a reasonable price. If we cannot source an adequate volume of desirable loans, our mortgage loan conduit program may be unprofitable, and we may hold individual loans for long periods, increasing our exposure to the credit of the borrowers and requiring capital that might be better used elsewhere in our business.
Market conditions and other factors may affect our ability to securitize residential mortgage loans.
Our ability to securitize residential mortgage loans is affected by a number of factors, including:

•	conditions in the securities markets, generally;

•	conditions in the asset-backed securities markets, specifically;

◦	yields of our portfolio of mortgage loans;

◦	the credit quality of our portfolio of mortgage loans; and

◦	our ability to obtain any necessary credit enhancement.
In recent years, the asset-backed securitization markets have experienced disruptions and reductions in securitization volumes. Recent conditions in the securitization markets have included reduced liquidity, increased risk premiums for issuers, reduced investor demand, financial distress among financial guaranty insurance providers, and a general tightening of credit. These conditions may increase our cost of funding and reduce or even eliminate our access to the securitization market. As a result, these conditions may result in our inability to sell securities in the asset-backed securities market. Further, our lending facilities may not be adequate to fund our mortgage purchasing activities until such disruptions in the securitization markets subside. Any future disruptions in this market or any adverse change or delay in our ability to access the market could have a material adverse effect on our financial position, liquidity and results of operations. Low investor demand for asset-backed securities could force us to hold mortgage loans until investor demand improves, but our capacity to hold such mortgage loans is not unlimited. Adverse market conditions could also result in increased costs and reduced margins earned in connection with our planned securitization transactions.
Our ability to execute securitizations of residential mortgage loans could be delayed, limited, or precluded by legislative and regulatory reforms applicable to asset-backed securities and the institutions that sponsor, service, rate, or otherwise participate in, or contribute to, the successful execution of a securitization transaction. These factors could limit, delay, or preclude our ability to execute securitization transactions and could also reduce the returns we would otherwise expect to earn in connection with securitization transactions.
Provisions of the Dodd-Frank Act require significant revisions to the legal and regulatory framework which apply to the asset-backed securities markets and securitizations. We cannot predict how the Dodd-Frank Act and the other regulations that have been proposed will affect our ability to execute securitizations of residential mortgage loans. For example, Section 15G of the 1934 Act, as modified by the Dodd-Frank Act, generally requires the issuer of asset-backed securities to retain not less than five percent of the credit risk of the assets collateralizing the asset-backed securities. Section 15G includes an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages.” The final rule, issued by joint regulators in October 2014, aligns the definition of “qualified residential mortgage” with the CFPB’s definition of “qualified mortgage” that became effective in January 2014. However, the final rule also requires the joint regulators to reassess the adequacy of the “qualified residential mortgage” definition on a periodic basis or at any time upon the request of a joint regulator. Accordingly, there can be no assurance that such definition or the application of the above-referenced exemption will not change in the future.
In August 2014, the SEC adopted a series of revisions to Regulation AB and other rules applicable to the public offering of asset-backed securities (referred to as Regulation AB II), including changes to shelf eligibility, offering documentation, asset-level disclosure requirements and the investor review period. Compliance with a majority of the provisions of Regulation AB II will be required by November 2015. In addition, a number of changes previously proposed by the SEC, but not adopted in Regulation AB II, remain outstanding. There can be no assurance that the full implementation of Regulation AB II and related proposed rules and regulations will not have an adverse effect on our ability to perform securitizations of mortgage loans or resecuritizations of our existing RMBS.
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
There are a number of factors that can impact whether a securitization transaction that we execute or participate in is profitable. One of these factors is the price we pay for the mortgage loans that we securitize, which in the case of residential mortgage loans, is impacted by the level of competition in the marketplace and the relative desirability to originators of retaining residential mortgage loans as investments or selling them to third parties such as us. Another factor that impacts the profitability of a securitization transaction is the cost of the short-term debt used to finance our holdings of mortgage loans prior to securitization. Such cost is affected by a number of factors, including the availability of this type of financing, interest rates, the duration of the financing, and the extent to which third parties are willing to provide short-term financing.
After we acquire mortgage loans that we intend to securitize, we can also suffer losses if the value of those loans declines prior to securitization. Such declines can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. To the extent we seek to hedge against a decline in loan value due to changes in interest rates, there is a cost of hedging that also affects whether a securitization is profitable.
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
The price that investors will pay for securities issued in our securitization transactions also has a significant impact on the profitability of the transactions to us. In addition, transaction costs incurred in executing transactions impact the profitability of our securitization transactions and any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can reduce the profitability of a transaction or cause a loss to us. To the extent that we are not able to profitably execute future securitizations of residential mortgage loans, it could materially and adversely impact our business and financial condition.
We are exposed to credit risk on the residential mortgage loans we acquire and securitize and we may not be able to successfully manage those risks and mitigate our losses.
Despite our efforts to manage credit risk related to the residential mortgage loans we acquire and securitize, there are many aspects of credit risk that we cannot control. Our due diligence, underwriting, quality control and loss mitigation policies and procedures may not be effective at preventing or limiting compliance violations or borrower delinquencies and defaults, and the loan servicing companies that service the mortgage loans may not comply with loss mitigation regulations or applicable investor requirements. Prior to acquiring loans, we perform due diligence, including re-underwriting and compliance with applicable laws, and we rely on resources and data available to us from the seller, which may be limited. Our underwriting and due diligence efforts may not reveal matters that could lead to losses. If our underwriting process is not adequate, and we fail to detect certain loan defects or compliance issues related to origination or servicing, we may incur losses. We could also incur losses if a counterparty that sold us a loan is unwilling or unable (e.g., due to its financial condition) to repurchase that loan or asset or pay damages to us if we determine subsequent to purchase that one or more of the representations or warranties made to us in connection with the sale was inaccurate. As a result, we could incur losses that would materially and adversely affect our financial condition and results of operations.
Our past and future securitization activities expose us to an increased risk of litigation, which may materially and adversely affect our business and financial condition.
In connection with our mortgage loan conduit program, we prepare disclosure documentation, including term sheets and offering memorandums, which include disclosures regarding the securitization transactions and the assets being securitized. If our disclosure documentation is alleged or found to contain inaccuracies or omissions, we may be liable under federal securities laws, state securities laws or other applicable laws for damages to third parties that invest in these securitization transactions, including in circumstances in which we relied on a third party in preparing accurate disclosures, or we may incur other expenses and costs in connection with disputing these allegations or settling claims. We may also sell or contribute residential mortgage loans to third parties who, in turn, securitize those loans. In these circumstances, we may also prepare disclosure documentation, including documentation that is included in term sheets and offering memorandums relating to those securitization transactions. We could be liable under federal securities laws, state securities laws, or other applicable laws for damages to third parties that invest in these securitization transactions, including liability for disclosures prepared by third parties or with respect to loans that we did not sell or contribute to the securitization.
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
We may be subject to counterparty risk in connection with our mortgage loan conduit program and our acquisitions of MSR.
When engaging in securitization transactions and MSR acquisitions, we may be required to make representations and warranties to the purchasers of the underlying residential mortgage loans regarding, among other things, certain characteristics of those mortgage loans. If our representations and warranties are inaccurate, we may be obligated to repurchase certain mortgage loans, which may result in a loss. Even if we obtain representations and warranties from the loan originator or other parties from whom we acquired the mortgage loans or MSR, as applicable, they may not correspond with the representations and warranties we make or may otherwise not protect us from losses. For example, if representations and warranties we obtain from those parties do not exactly align with the representations and warranties we make, or if the representations and warranties made to us are not enforceable or if we cannot collect damages for a breach (e.g., due to the financial condition of the party that made the representation or warranty to us or statutes of limitations), we may incur losses.
We may be subject to fines or other penalties based on the conduct of the mortgage loan originators and brokers that originated the residential mortgage loans that we subsequently acquire and the third-party servicers who service the loans underlying the MSR we acquire.
We are dependent on third-party mortgage originators to originate mortgage loans that comply with applicable law and on third-party mortgage servicers to perform the actual day-to-day servicing obligations on the mortgage loans underlying the MSR. Mortgage loan originators and brokers are subject to strict and evolving consumer protection laws and other legal obligations with respect to the origination of residential mortgage loans. These laws and regulations include the CFPB’s “ability-to-repay” and “qualified mortgage” regulations, which became effective in 2014. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. For example, the federal Home Ownership and Equity Protection Act of 1994, or HOEPA, requires lenders to make certain disclosures and comply with certain limitations with respect to loans that are considered to be “high cost” loans, and the Dodd-Frank Acts prohibition on unfair, deceptive, or abusive acts or practices, or UDAAP), which makes it illegal for covered persons or service providers to committing acts or practices in the course of collecting consumer debt, including mortgage debt. These laws may be highly subjective and open to interpretation and, as a result, a regulator or court may determine that that there has been a violation where an originator or servicer of mortgage loans reasonably believed that the law or requirement had been satisfied. Failure or alleged failure originators or servicers to comply with these laws and regulations could subject us, as an assignee or purchaser of these loans or as an investor in MSR or securities backed by these loans, to delays in foreclosure proceedings, increased litigation expenses, monetary penalties and defenses to foreclosure, including by recoupment or setoff of finance charges and fees collected, and in some cases could also result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results.

The final servicing rules promulgated by the CFPB to implement certain sections of Dodd-Frank, which became effective in 2014, include provisions relating to periodic billing statements and disclosures, responding to borrower inquiries and complaints, force-placed insurance, and adjustable rate mortgage interest rate adjustment notices. Further, the mortgage servicing rules require servicers to, among other things, make good faith early intervention efforts to notify delinquent borrowers of loss mitigation options, to implement specified loss mitigation procedures, and if feasible, exhaust all loss mitigation options before proceeding to foreclosure. Proposed updates to further refine these rules have been published and will likely lead to further changes in requirements applicable to servicing mortgage loans.
While some of these laws may not explicitly hold us responsible for the legal violations of these third parties, federal and state agencies and private litigants have increasingly sought to impose such liability. In addition, various regulators and plaintiffs’ lawyers have sought to hold assignees of mortgage loans liable for the alleged violations of the originating lender under theories of express or implied assignee liability. Further, it is possible that a third-party servicer’s failure to comply with the new and evolving servicing protocols could adversely affect the value of our MSR. Accordingly, we may be subject to fines, penalties or civil liability based upon the conduct of the mortgage lenders that originated the mortgage loans we hold and the third-party servicers who service the loans for which we own the MSR.
Our investments in MSR may expose us to additional risks.
Our investments in MSR may subject us to certain additional risks, including the following:

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
We have limited experience acquiring commercial real estate assets.
Our plans to begin acquiring commercial real estate loans are subject to many of the same risks as those related to our other target assets, including risks related to changes in interest rates, economic factors in general, prepayment speeds, default risks and risks related to hedging strategies. However, we have limited experience in acquiring and managing commercial loans, which involves certain risks that are unrelated to those associated with residential mortgage loans and related assets. Our manager has hired a team of individuals with experience collecting such assets and, in combination with the use of experienced outside advisors, we believe that we have sufficient experience to engage in this initiative. Nonetheless, this initiative will constitute a new business activity for us and there can be no assurance that we will be successful.

Risks Related To Our Assets
Declines in the market values of our assets may adversely affect our results of operations and financial condition.
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

With respect to our RMBS portfolio, typically the value of a mortgage-backed security includes market assumptions regarding the speed at which the underlying mortgages will be prepaid. Faster than expected prepayments could adversely affect our profitability, including in the following ways:

•
We may purchase RMBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we may pay a premium over the par value to acquire the security. In accordance with U.S. GAAP, we may amortize this premium over the estimated term of the RMBS. If the RMBS is prepaid in whole or in part prior to its maturity date, however, we may be required to expense the premium that was prepaid at the time of the prepayment.

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
Prepayment rates may be affected by a number of factors including the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the average remaining life of the loans, the average size of the remaining loans, the servicing of the mortgage loans, changes in tax laws, other opportunities for investment, homeowner mobility and other economic, social, geographic, demographic and legal factors. Consequently, prepayment rates cannot be predicted with certainty. In making investment decisions, we depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. If dislocations in the residential mortgage market or other developments change the way that prepayment trends have historically responded to interest rate changes, our ability to (1) assess the market value of target assets, (2) implement hedging strategies and (3) implement techniques to hedge prepayment risks would be significantly affected, which could materially adversely affect our financial position and results of operations. If we make erroneous assumptions regarding prepayment rates, we may experience significant investment losses.
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
An increase in interest rates may cause a decrease in the availability of certain of our target assets, which could adversely affect our ability to acquire target assets that satisfy our investment objectives and to generate income and pay dividends.
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
Some of the assets in our portfolio are not publicly traded. The fair value of securities and other assets that are not publicly traded may not be readily determinable. We value these assets quarterly at fair value, as determined in accordance with ASC 820, Fair Value Measurements and Disclosures, or ASC 820, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these assets are materially higher than the values that we ultimately realize upon their disposal.
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
The integrity of the servicing and foreclosure processes is critical to the value of our RMBS, mortgage loans and MSR, and our financial results could be adversely affected by deficiencies in the conduct of those processes. For example, delays in the foreclosure process that have resulted from investigations into improper servicing practices may adversely affect the values of, and our losses on, our mortgage-related assets. Foreclosure delays may also increase the administrative expenses of the securitization trusts for the non-Agency RMBS, thereby reducing the amount of funds available for distribution to investors. In addition, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of credit support available for the senior classes we own, thus possibly adversely affecting these securities. Additionally, a substantial portion of the $25 billion settlement is intended to be a “credit” to borrowers for principal write-downs and reductions in connection with their existing mortgage loans. There remains uncertainty as to how these principal reductions will work and what effect they will have on the value of related RMBS, mortgage loans and MSR. As a result, there can be no assurance that any such principal reductions will not adversely affect the value of our assets.
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
The current term of the management agreement expires on October 28, 2015 and will automatically renew for successive one-year terms unless terminated by us or PRCM Advisers as set forth in the management agreement. If the management agreement is terminated and no suitable replacement is found to manage Two Harbors, we may not be able to continue to execute our business plan.
We will have no recourse to Pine River if it does not fulfill its obligations under the shared facilities and services agreement with PRCM Advisers.
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
We are subject to conflicts of interest arising out of our relationship with Pine River and its affiliates, including PRCM Advisers. PRCM Advisers is wholly owned by Pine River. Each of Brian Taylor (the Chairman of our board of directors), Thomas Siering (a director, and our Chief Executive Officer and President), and Bill Roth (our Chief Investment Officer) is a partner and owner of equity interests in Pine River. All of our other executive officers are employees or partners of Pine River. In addition, Mark D. Ein (the non-executive Vice Chairman of our board of directors) owns an interest in CLA Founders LLC, which, in consideration for services provided to PRCM Advisers under a sub-management agreement, which expired in January 2015, received a percentage of the management fee earned by PRCM Advisers in 2014; additionally, an affiliate of his is an investor in a private fund for which Pine River serves as investment manager. As a result, the management agreement with PRCM Advisers was negotiated between related parties, and its terms, including fees payable to PRCM Advisers, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with PRCM Advisers.
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
There may be conflicts of interest in allocating investment opportunities among Two Harbors and other funds, investment vehicles and ventures managed by Pine River. There is a significant overlap in the assets and investment strategies of Two Harbors and Pine River’s private funds, and additional areas of overlap may develop in the future. Although PRCM Advisers and Pine River have a dedicated team of trading and investment personnel to serve Two Harbors full-time, in some cases certain personnel may provide services to both entities. Additionally, there are other members of the Pine River investment team that are dedicated full-time to other Pine River strategies and clients and, therefore, do not devote any of their time to Two Harbors and its trading activities. Pine River and its affiliates may in the future form additional funds or sponsor additional investment vehicles and ventures that have overlapping objectives with Two Harbors and therefore may compete with us for investment opportunities and Pine River resources. Pine River has an allocation policy that addresses the manner in which investment opportunities are allocated among the various entities and strategies for which they provide investment management services. However, we cannot assure you that Pine River and PRCM Advisers will always allocate investment opportunities in a manner that is advantageous for us; indeed, we may expect that the allocation of investment opportunities will at times result in our receiving only a portion of, or none of, certain investment opportunities.
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
Termination of the management agreement with PRCM Advisers without cause is difficult and costly. We have the right to terminate for cause; however, the term “cause” is limited to certain specifically described circumstances. In the absence of cause, we may only terminate it after October 28, 2015, upon the vote of at least two-thirds of all of our independent directors or by a vote of the holders of a majority of the outstanding shares of our common stock. Additionally, upon a termination by Two Harbors without cause (or upon a termination by PRCM Advisers due to our material breach), the management agreement requires us to pay PRCM Advisers a termination payment equal to three times the sum of the average annual base management fee received by PRCM Advisers during the 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter. This provision increases the effective cost to us of terminating our relationship with PRCM Advisers, even if we believe that PRCM Advisers’ performance is not satisfactory.
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
We have 900,000,000 authorized shares of common stock and we may increase our authorized common stock without stockholder approval. As of December 31, 2014, 366,395,920 shares of common stock were issued and outstanding. Our Restated 2009 Equity Incentive Plan, or the Plan, provides for grants of restricted common stock and other equity-based awards, subject to a ceiling of 3,000,000 shares available for issuance under the Plan. As of December 31, 2014, we had granted an aggregate of 2,592,434 shares of restricted common stock to our independent directors and Pine River employees pursuant to the Plan, of which 590,028 shares have vested and 2,002,406 shares remain subject to vesting restrictions.
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
In the future, we may raise capital through the issuance of convertible or non-convertible debt or equity securities. Upon liquidation, holders of our debt securities and preferred stock, if any, and lenders with respect to other borrowings will be entitled to our available assets prior to the holders of our common stock. Convertible debt and convertible preferred stock may have anti-dilution provisions which are unfavorable to our common stockholders. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to our stockholders or favorable conversion rights. Sales of substantial amounts of our common stock or the sale of securities which have rights and preferences that are superior to our common stock, or the perception that these sales could occur, may have a material adverse effect on the price of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their holdings.
We have not established a minimum distribution payment level and we cannot assure you of our ability to pay distributions in the future.
We intend to continue to pay quarterly distributions and to make distributions to our stockholders in an amount such that we distribute all or substantially all of our REIT taxable income in each year, subject to certain adjustments. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described herein. All distributions will be made, subject to Maryland law, at the discretion of our board of directors and will depend on our earnings, our financial condition, any debt covenants, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will achieve results that will allow us to make a specified level of cash distributions and distributions in future periods may be significantly lower than in prior quarterly periods.

The market price of our common stock could fluctuate and could cause you to lose a significant part of your investment.
The market price of our common stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. The stock market has experienced and may in the future experience extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances. If the market price of our common stock declines significantly, you may be unable to resell your shares of our common stock at a gain. Further, fluctuations in the trading price of our common stock may adversely affect the liquidity of the trading market for our common stock and, in the event that we seek to raise capital through future equity financings, our ability to raise such equity capital. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.
The market price of our common stock may be influenced by many factors, some of which are beyond our control, including those described above and the following:

•	changes in financial estimates by analysts;

•	fluctuations in our results of operations or financial condition or the results of operations or financial condition of companies perceived to be similar to us;

•	general economic and financial and real estate market conditions;

•	changes in market valuations of similar companies;

•	regulatory developments in the U.S.; and

•	additions or departures of key personnel at Pine River.
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
In order to continue to qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and designated real estate assets, including certain mortgage loans and shares in other REITs. Subject to certain exceptions, our ownership of securities, other than government securities and securities that constitute real estate assets, generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets, other than government securities and securities that constitute real estate assets, can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRS’s. If we fail to comply with these requirements at the end of any calendar quarter after the first calendar quarter for which we qualified as a REIT, we must generally correct such failure within 30 days after the end of such calendar quarter to avoid losing our REIT qualification. As a result, we may be required to liquidate otherwise profitable assets prematurely, which could reduce our return on assets, which could adversely affect our results of operations and financial condition.
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
We intend to distribute our net income to stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. Our taxable income may substantially exceed our net income as determined by U.S. GAAP or differences in timing between the recognition of taxable income and the actual receipt of cash may occur in which case we may have taxable income in excess of cash flow from our operating activities. In such event, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, in order to satisfy the distribution requirement and to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax in that year, we may be required to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements. Thus, compliance with the REIT distribution requirements may require us to take actions that may not otherwise be advisable given existing market conditions and hinder our ability to grow, which could adversely affect the value of our common stock.
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
Unless we are advised by counsel that TBAs should be treated as qualifying assets for purposes of the 75% asset test, we will limit our REIT investment in TBAs and any other non-qualifying assets to no more than 25% of our total assets at the end of any calendar quarter. Furthermore, until we are advised by counsel that income and gains from the disposition of TBAs should be treated as qualifying income for purposes of the 75% gross income test, we will limit our REIT gains from dispositions of TBAs and any other non-qualifying income to no more than 25% of our total gross income for each calendar year. Accordingly, our ability as a REIT to purchase Agency RMBS through TBAs and to dispose of TBAs, through dollar roll transactions or otherwise, could be limited.
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
A REIT may own up to 100% of the stock of one or more TRSs. Other than certain activities relating to lodging and healthcare facilities, a TRS generally may engage in any business and may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis.
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
The maximum U.S. federal income tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20% beginning in 2013. Dividends payable by REITs, however, are generally not eligible for these reduced rates. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares of common stock. Also, to the extent that tax rates change in the future, the attractiveness of an investment in our shares may decrease, which could adversely affect the value of our securities.
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
REIT limitations may affect our ability to dispose of real properties we may acquire in the course of our mortgage loan conduit, MSR and commercial real estate businesses.
The provisions of the Code relating to REITs may limit our ability to sell properties at a profit without incurring unfavorable tax consequences. Generally, sales of property within two years of acquisition, and sale of multiple properties within one year, may result in the gains from such sales being subject to 100% taxation. To the extent we own real property within the REIT, we may face significant restrictions in our ability to dispose of this property.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal place of business is located at 590 Madison Avenue, 36th Floor, New York, New York 10022. In New York, we lease 5,768 square feet of office space pursuant to a lease that expires in August 2017, and an additional 2,976 square feet of office space pursuant to a lease that expires in January 2016. We also have offices located at 601 Carlson Parkway, Suite 1400, Minnetonka, Minnesota 55305, telephone (612) 629-2500 and 8625 Tamiami Trail North, Naples, Florida 34108. In Minnetonka, we lease 27,982 square feet of office space pursuant to a lease that expires in June 2022 and in Naples, we lease 4,522 square feet of office space pursuant to a lease that expires in May 2021. In accordance with the shared facilities and services agreement between PRCM Advisers and Pine River, we may utilize additional Pine River office space in Minnetonka, New York and San Francisco.

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

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information
Our common stock is listed on the NYSE under the symbol “TWO”. As of the date of this filing, 366,619,809 shares of common stock were issued and outstanding.
The following table shows the high and low sales prices for our common stock as reported on the NYSE during the calendar years ended December 31, 2014 and 2013:

Quarter Ended	Common Stock
2014	High	Low
December 31	$10.53	$9.60
September 30	$10.74	$9.61
June 30	$10.79	$10.06
March 31	$10.70	$9.28
2013
December 31	$9.89	$8.94
September 30	$10.45	$8.95
June 30	$12.64	$10.10
March 31	$13.03	$10.46

Holders
As of February 20, 2015, there were 333 registered holders and approximately 103,049 beneficial owners of our common stock.

Dividends
On December 16, 2014, we declared a cash dividend to our common stockholders, which was paid on January 20, 2015, totaling $95.3 million, or $0.26 per share. The following table presents cash dividends declared on our common stock for the years ended December 31, 2014 and 2013:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share (1)
December 16, 2014	December 30, 2014	January 20, 2015	$0.26
September 16, 2014	September 30, 2014	October 21, 2014	$0.26
June 17, 2014	July 2, 2014	July 22, 2014	$0.26
March 17, 2014	March 31, 2014	April 21, 2014	$0.26
December 17, 2013	December 27, 2013	December 31, 2013	$0.26
September 11, 2013	September 26, 2013	October 23, 2013	$0.28
June 18, 2013	June 28, 2013	July 23, 2013	$0.31
March 18, 2013	April 2, 2013	April 24, 2013	$0.32
___________________

(1)
Per share amounts represent cash dividends only and exclude the distribution of Silver Bay common stock declared on March 18, 2013 and distributed on or about April 24, 2013 to our common stockholders of record as of April 2, 2013, amounting to $1.01 per share, as measured in accordance with U.S. GAAP.

All dividend distributions are authorized by our board of directors, in its discretion, and will depend on such items as our REIT taxable earnings, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on our common stock. We intend to pay quarterly dividends and intend to distribute to our stockholders as dividends at least 90% of our REIT taxable income.

We have not established a minimum dividend distribution level for our common stock. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends at the same level in 2015 and thereafter.
Our stock transfer agent and registrar is Wells Fargo Shareowner Services. Requests for information from Wells Fargo Shareowner Services can be sent to Wells Fargo Shareowner Services, P.O. Box 64856, St. Paul, MN 55164-0856 and their telephone number is 1-800-468-9716.

Securities Authorized for Issuance under Equity Compensation Plans
Our Restated 2009 Equity Incentive Plan was adopted by our board of directors and approved by our stockholders for the purpose of enabling us to provide equity compensation to attract and retain qualified directors, officers, advisers, consultants and other personnel, including affiliates and personnel of PRCM Advisers and its affiliates, and any joint venture affiliates of ours. The Plan is administered by the compensation committee of our board of directors and permits the granting of restricted shares of common stock, phantom shares, dividend equivalent rights and other equity-based awards. For a detailed description of the Plan, see Note 21 - Equity Incentive Plan of the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.
The following table presents certain information about the Plan as of December 31, 2014:

	December 31, 2014
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders (1)	—	$—	404,947
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	404,947
___________________

(1)	For a detailed description of the Plan, see Note 21 - Equity Incentive Plan of the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

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

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Two Harbors Investment Corp., S&P 500,
NAREIT Mortgage REIT Index and Pine River Mortgage REIT Index

	December 31,
Index	2014	2013	2012	2011	2010	2009
Two Harbors Investment Corp.	$224.87	$188.21	$187.11	$133.57	$120.52	$102.71
S&P 500	$215.43	$189.49	$143.13	$126.17	$123.56	$107.39
NAREIT Mortgage REIT Index	$176.23	$149.49	$152.48	$128.63	$131.81	$107.52
Pine River Mortgage REIT Index Total Return	$150.06	$129.44	$141.20	$118.64	$130.79	$108.11

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 5, 2011, our board of directors authorized a share repurchase program, which allowed us to repurchase up to 10,000,000 shares of our common stock. On November 14, 2012, our board of directors authorized an increase of 15,000,000 shares to the previously authorized share repurchase program for a total of 25,000,000 authorized shares. Shares may be repurchased from time-to-time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and purchases may be commenced or suspended at any time without prior notice. As of December 31, 2014, we had repurchased 2,450,700 shares under the program for a total cost of $23.9 million. No repurchases were made during the three and twelve months ended December 31, 2014.

Item 6. Selected Financial Data
Our selected financial data set forth below should be read in conjunction with our consolidated financial statements and the accompanying notes included under Item 8 of this Annual Report on Form 10-K. Certain amounts for prior periods have been reclassified to conform to the 2014 presentation.

(in thousands)	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Interest income:
Available-for-sale securities	$506,268	$507,180	$448,620	$197,126	$39,844
Trading securities	12,913	5,963	4,873	4,159	170
Mortgage loans held-for-sale	16,089	22,185	609	2	—
Mortgage loans held-for-investment in securitization trusts	41,220	19,220	—	—	—
Cash and cash equivalents	717	1,043	944	347	107
Total interest income	577,207	555,591	455,046	201,634	40,121
Interest expense:
Repurchase agreements	76,177	89,470	72,106	22,709	4,421
Collateralized borrowings in securitization trusts	26,760	10,937	—	—	—
Federal Home Loan Bank advances	4,513	—	—	—	—
Total interest expense	107,450	100,407	72,106	22,709	4,421
Net interest income	469,757	455,184	382,940	178,925	35,700
Other-than-temporary impairment losses	(392)	(1,662)	(10,952)	(5,102)	—
Other income:
Gain (loss) on investment securities	87,201	(54,430)	122,466	36,520	6,127
(Loss) gain on interest rate swap and swaption agreements	(345,647)	245,229	(159,775)	(86,769)	(6,344)
(Loss) gain on other derivative instruments	(17,529)	95,345	(40,906)	26,755	7,156
Gain (loss) on mortgage loans held-for-sale	17,297	(33,846)	2,270	—	—
Servicing income	128,160	12,011	—	—	—
(Loss) gain on servicing asset	(128,388)	13,881	—	—	—
Other income	18,539	14,619	—	—	—
Total other (loss) income	(240,367)	292,809	(75,945)	(23,494)	6,939
Expenses:
Management fees	48,803	41,707	33,168	14,241	2,989
Securitization deal costs	4,638	4,153	—	—	—
Servicing expenses	25,925	3,761	—	—	—
Other operating expenses	56,231	37,259	17,678	9,673	4,578
Total expenses	135,597	86,880	50,846	23,914	7,567
Income from continuing operations before income taxes	93,401	659,451	245,197	126,415	35,072
(Benefit from) provision for income taxes	(73,738)	84,411	(42,219)	(1,106)	(683)
Net income from continuing operations	167,139	575,040	287,416	127,521	35,755
Income (loss) from discontinued operations	—	3,999	4,490	(89)	—
Net income	167,139	579,039	291,906	127,432	35,755

(in thousands, except share data)	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Basic earnings per weighted average share:
Continuing operations	$0.46	$1.64	$1.19	$1.29	$1.60
Discontinued operations	—	0.01	0.02	—	—
Net income	$0.46	$1.65	$1.21	$1.29	$1.60
Diluted earnings per weighted average share:
Continuing operations	$0.46	$1.64	$1.18	$1.29	$1.60
Discontinued operations	—	0.01	0.02	—	—
Net income	$0.46	$1.65	$1.20	$1.29	$1.60
Dividends declared per common share	$1.04	$1.17	$1.71	$1.60	$1.48
Weighted average number of shares of common stock:
Basic	366,011,855	350,361,827	242,014,751	98,826,868	22,381,683
Diluted	366,011,855	350,992,387	242,432,156	98,826,868	22,381,683
Comprehensive income:
Net income	$167,139	$579,039	$291,906	$127,432	$35,755
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	411,054	(251,723)	755,174	(81,335)	23,569
Other comprehensive income (loss)	411,054	(251,723)	755,174	(81,335)	23,569
Comprehensive income	$578,193	$327,316	$1,047,080	$46,097	$59,324

(in thousands)	At December 31,
	2014	2013	2012	2011	2010
Available-for-sale securities	$14,341,102	$12,256,727	$13,666,954	$6,249,252	$1,354,405
Total assets	$21,084,309	$17,173,862	$16,813,944	$8,100,384	$1,797,432
Repurchase agreements	$12,932,463	$12,250,450	$12,624,510	$6,660,148	$1,169,803
Federal Home Loan Bank advances	$2,500,000	$—	$—	$—	$—
Total stockholders’ equity	$4,068,042	$3,854,995	$3,450,577	$1,270,086	$382,448

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

General
We are a Maryland corporation focused on investing in, financing and managing RMBS, residential mortgage loans, MSR, commercial real estate debt and related assets and other financial assets, which we collectively refer to as our target assets. We operate as a REIT, as defined under the Code.
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

•	Non-Agency RMBS, meaning RMBS that are not issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac;

•	Residential mortgage loans;

•	MSR;

•	Commercial real estate debt and related assets; and

•	Other financial assets comprising approximately 5% to 10% of the portfolio.

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
In addition to the two strategies discussed in the preceding paragraph, in the fourth quarter of 2014, we announced our intended expansion into the commercial real estate market, planning an initial allocation of approximately $500 million of equity capital. Our target assets will include first mortgage loans, mezzanine loans, b-notes and preferred equity. As of December 31, 2014, we had not yet invested any capital in commercial real estate debt or related assets.
During the year ended December 31, 2014, we maintained our hybrid Agency and non-Agency RMBS investment model and continued to develop our operational businesses in support of other mortgage-related investments, which stem from the changing opportunities in the residential mortgage marketplace, including residential mortgage loans and MSR. Within our mortgage loan conduit and securitization business, we acquire prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions with the intent to securitize the loans through the issuance of non-Agency mortgage-backed securities. We do not originate loans or provide direct financing to lenders; rather, through our mortgage loan conduit we contract with originators to acquire loans they originate that meet our purchase criteria. We do not directly service the mortgage loans we acquire, and instead contract with fully licensed third-party subservicers to handle substantially all servicing functions. Within our MSR business, we purchase the right to control the servicing of mortgage loans from high-quality originators. We do not directly service the mortgage loans underlying the MSR we acquire; rather, we contract with fully licensed third-party subservicers to handle substantially all servicing functions for the loans underlying our MSR.

We believe our investment model allows management to allocate capital across various sectors within the mortgage market, with a focus on asset selection and the implementation of a relative value investment approach. Capital allocation decisions factor in the opportunities in the marketplace, cost of financing and cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, capital allocation reflects management’s opportunistic approach to investing in the marketplace. The following table provides our capital allocation among the target assets in each of our investment strategies as of December 31, 2014 and the four immediately preceding period ends:

	As of
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Rates strategy
Agency RMBS	44%	44%	45%	45%	44%
Mortgage servicing rights	12%	12%	13%	13%	13%
Credit strategy
Non-Agency RMBS	34%	36%	36%	39%	38%
Mortgage loan conduit/securitization	10%	8%	6%	3%	5%

As our capital allocation shifts, our annualized yields and cost of financing shift. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts; for example, uncertainty of prepayment speeds, extension risk and credit events.
For the three months ended December 31, 2014, our net yield realized on the portfolio was lower than previous periods. Consistent with 2013, yields and net interest spreads on non-Agency RMBS are generally lower than what we have historically realized in our portfolio, while yields and spreads on Agency RMBS continued to tighten throughout 2014. Additionally, our cost of financing increased as a result of higher swap spread. During the previous quarter, we increased notional amounts and replaced some of our shorter interest rate swaps with longer-term swaps, which added to both third and fourth quarter swap spread. The following table provides the average annualized yield on our target assets, including Agency and non-Agency RMBS, mortgage loans held-for-sale, mortgage loans held-for-investment, net of collateralized borrowings, in securitization trusts and MSR, for the three months ended December 31, 2014 and the four immediately preceding quarters:

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Average annualized portfolio yield (1)	4.46%	4.46%	4.64%	4.60%	4.31%
Cost of financing (2)	1.55%	1.47%	1.26%	1.16%	1.07%
Net portfolio yield	2.91%	2.99%	3.38%	3.44%	3.24%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

We seek to deploy moderate leverage as part of our investment strategy. We generally finance our RMBS assets through short- and long-term borrowings structured as repurchase agreements and through short- and long-term advances from the FHLB. Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while non-Agency RMBS, with less liquidity and exposure to credit risk, utilize lower levels of leverage. We also finance our U.S. Treasuries, which we hold for trading purposes, and our mortgage loans. We believe the debt-to-equity ratio funding our Agency RMBS, non-Agency RMBS and mortgage loans held-for-sale is the most meaningful leverage measure as U.S. Treasuries are viewed to be highly liquid in nature and collateralized borrowings on mortgage loans held-for-investment in securitization trusts represent term financing with no stated maturity. As a result, our debt-to-equity ratio is determined by our RMBS portfolio mix as well as many additional factors, including the liquidity of our portfolio, the sustainability and price of our financing, diversification of our counterparties and their available capacity to finance our RMBS assets, and anticipated regulatory developments. Over the past several quarterly periods, we have generally maintained a debt-to-equity ratio range of 3.0 to 5.0 times to finance our RMBS portfolio and mortgage loans held-for-sale, on a fully deployed capital basis. Our debt-to-equity ratio is directly correlated to the make-up of our RMBS portfolio; specifically, the higher percentage of Agency RMBS we hold, the higher our debt-to-equity ratio is, and vice versa. We may alter the percentage allocation of our portfolio between

Agency and non-Agency RMBS depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from common stock offerings we conduct. The debt-to-equity ratio range has been driven by our relatively stable asset allocation between Agency and non-Agency RMBS, as disclosed above. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Repurchase Agreements” for further discussion.
We recognize that investing in our target assets is competitive and that we compete with other entities for attractive investment opportunities. We rely on our management team and our dedicated team of investment professionals provided by our external manager to identify investment opportunities. In addition, we have benefited and expect to continue to benefit from our external manager’s analytical and portfolio management expertise and infrastructure. We believe that our significant focus on the mortgage market, the extensive mortgage market expertise of our investment team, our strong analytics and our disciplined relative value investment approach give us a competitive advantage versus our peers.
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
On December 19, 2012, we completed the contribution of our portfolio of single-family rental properties to Silver Bay, a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. We contributed our equity interests in the wholly owned subsidiary, Two Harbors Property Investment LLC to Silver Bay, and in exchange for the contribution, received shares of common stock of Silver Bay. Silver Bay completed its IPO of its common stock on December 19, 2012. We distributed shares of Silver Bay common stock we received in the transaction to our stockholders on or about April 24, 2013. Because we will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the years ended December 31, 2013 and 2012. No remaining associated operating results were recognized during the year ended December 31, 2014.

Overview
Our 2014 efforts focused on three strategic objectives that we believe will position us for long-term success.

•
Managing a portfolio of RMBS to generate attractive returns with balanced risks. We operate a hybrid REIT model, diversifying our portfolio across Agency and non-Agency RMBS in combination with derivative hedging instruments. We manage to an overall low level of interest rate exposure and leverage. We believe effectively managing an appropriate balance of risks within our portfolio is critical to providing an attractive return to our stockholders and our ability to adjust our allocations and deploy capital across sectors allow us to optimize portfolio results over time.

•
Executing business diversification opportunities across residential mortgage loans, MSR and other real estate assets. We continue to pursue a variety of opportunities that leverage our core competencies of credit and prepayment risk management. We acquire prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions and have established a nonconforming loan securitization program. During the year ended December 31, 2014, we meaningfully increased the number of sellers in our network and completed three securitizations. In addition, in early 2013, one of our wholly owned subsidiaries acquired a company that holds approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSR. As of December 31, 2014, we held $452.0 million in MSR acquired in conjunction with the acquisition of this entity as well as MSR subsequently purchased under bulk or flow arrangements. We are taking a measured approach as we diversify, keeping true to our strategic long-term plans and our core strengths.

•
Maintaining “best in class” investment, corporate governance, investor relations and disclosure practices. We attribute our growth to our portfolio alpha generation, innovation and best practice in corporate governance and disclosure.

Factors Affecting our Operating Results
Our net interest income includes income from our RMBS portfolio, including the amortization of purchase premiums and accretion of purchase discounts, and income from our residential mortgage loans. Net interest income, as well as our servicing income, net of subservicing expenses, will fluctuate primarily as a result of changes in market interest rates, our financing costs, and prepayment speeds on our assets. Interest rates, financing costs and prepayment rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results will also be affected by default rates and credit losses with respect to the mortgage loans underlying our non-Agency RMBS and in our mortgage loan portfolio.

Fair Value Measurement
A significant portion of our assets and liabilities are at fair value and, therefore, our consolidated balance sheets and statements of comprehensive income are significantly affected by fluctuations in market prices. At December 31, 2014, approximately 92.3% of total assets, or $19.5 billion, and approximately 7.6% of total liabilities, or $1.3 billion, consisted of financial instruments recorded at fair value. See Note 15 - Fair Value to the Consolidated Financial Statements, included in this Annual Report on Form 10-K, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. Although markets for asset-backed securities, including RMBS, have modestly stabilized since the severe dislocations experienced as a result of the financial crisis, these markets continue to experience volatility and, as a result, our assets and liabilities will continue to be subject to valuation adjustment as well as changes in the inputs we use to measure fair value.
For the year ended December 31, 2014, our unrealized fair value losses on interest rate swap and swaption agreements, which are accounted for as derivative trading instruments under U.S. GAAP, negatively affected our financial results. The change in fair value of the interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the year ended December 31, 2014. Our financial results for the year ended December 31, 2014 were positively affected by unrealized fair value gains on mortgage loans held-for-sale. Unrealized losses on certain U.S. Treasuries classified as trading instruments due to their short-term investment objectives and MSR, however, negatively affected our financial results.
For the year ended December 31, 2013, our unrealized fair value gains on interest rate swap and swaption agreements positively affected our financial results. The change in fair value of the interest rate swaps was a result of the realization of losses on interest rate swaps unwound and subsequent resetting of interest rate swaps at more favorable rates, combined with changes to LIBOR, the swap curve, and corresponding counterparty borrowing rates during the year ended December 31, 2013. Our financial results for the year ended December 31, 2013 were positively affected by unrealized fair value gains on certain U.S. Treasuries classified as trading instruments and MSR. Unrealized losses on mortgage loans held-for-sale, however, negatively affected our financial results.
In addition, our financial results for the year ended December 31, 2014 and 2013 were affected by the unrealized gains and losses of certain other derivative instruments that were accounted for as trading derivative instruments, i.e., credit default swaps, TBAs, put and call options for TBAs, constant maturity swaps, Markit IOS total return swaps, short U.S. Treasuries, inverse interest-only securities and forward mortgage loan purchase commitments. Any temporary change in the fair value of our available-for-sale securities is recorded as a component of accumulated other comprehensive income and does not impact our earnings.
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
We evaluate the prices we receive from both brokers and independent pricing providers by comparing those prices to actual purchase and sale transactions, our internally modeled prices calculated based on market observable rates and credit spreads, and to each other both in current and prior periods. We review and may challenge broker quotes and valuations from third-party pricing providers to ensure that such quotes and valuations are indicative of fair value as a result of this analysis. We then estimate the fair value of each security based upon the median of the final broker quotes received, and we estimate the fair value of mortgage loans and MSR based upon the average of prices received from independent providers, subject to internally-established hierarchy and override procedures.
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

Critical Accounting Estimates
The preparation of financial statements in accordance with U.S. GAAP requires us to make certain judgments and assumptions, based on information available at the time of our preparation of the financial statements, in determining accounting estimates used in preparation of the statements. Our significant accounting policies are described in Note 2 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.
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
Classification and Valuation of Available-for-Sale and Trading Securities
Our RMBS investments consist primarily of Agency RMBS and non-Agency RMBS that we classify as available-for-sale, or AFS. Our RMBS classified as AFS are carried at their fair value, with changes in fair value recorded through accumulated other comprehensive income (loss), a component of stockholders’ equity, rather than through earnings. We also hold U.S. Treasuries for trading purposes. Our trading securities are carried at estimated fair value with changes in fair value recorded as a component of gain on investment securities, net in earnings. If our RMBS AFS were also classified as trading securities, there could be substantially greater volatility in our earnings.
When the estimated fair value of an AFS security is less than amortized cost, we consider whether there is an other-than-temporary impairment in the value of the security that is required to be recognized in the statement of operations. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to whether we (1) have the intent to sell the investment securities, (2) are more likely than not to be required to sell the investment securities before recovery, or (3) do not expect to recover the entire amortized cost basis of the investment securities. Investments with unrealized losses are not considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the amortized cost basis of the investments. If an impairment is determined to be solely driven by the inability to fully recover the entire amortized cost basis over the remaining life of the security, the security is further analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, is then recognized in the statement of operations, while the balance of impairment related to other factors is recognized in other comprehensive income.
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
The methods used by us to estimate fair value for AFS securities, trading securities, mortgage loans, MSR and collateralized borrowings may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe that our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We use inputs that are current as of the measurement date, which in periods of market dislocation, may have reduced transparency.
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
Derivative Financial Instruments and Hedging Activities
We apply the provisions of ASC 815, which requires the recognition of all derivatives as either assets or liabilities in the balance sheets and to measure those instruments at fair value. The fair value adjustments of our current derivative instruments affect net income as the hedge for accounting purposes is being treated as an economic, or trading, hedge and not as a qualifying hedging instrument.
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

Market Conditions and Outlook
The key macroeconomic factors that impact our business are home prices, interest rates and employment rates. Home price performance and unemployment are particularly important to our non-Agency portfolio. Home price appreciation slowed throughout the summer of 2014 following several quarters of elevated growth. Forecasts call for home prices to appreciate over the next several years, albeit at a slower pace than in the recent past. Despite the improvement in housing prices, tight credit standards have had the effect of limiting a borrower’s ability to refinance notwithstanding low interest rates and government programs that promote refinancing. The interest rate curve flattened during the latter half of 2014, as long-term rates fell, while near to mid-term rates remained fairly stable. Overall, interest rates remain at historically low levels despite improving employment statistics and other economic indicators. The low interest rate environment is expected to persist, as the Federal Reserve has made commentary that suggests it will likely keep short-term interest rates at low levels until the economy can support higher rates. As a result, it is anticipated that low interest rates should benefit funding costs for the near term. Additionally, the Federal Reserve officially announced the final reduction in its Quantitative Easing, or QE, asset purchases at its October 2014 meeting. However, even with the end of QE, it appears the Federal Reserve will continue to reinvest its mortgage-backed security principal repayments for the foreseeable future. Employment market conditions have improved somewhat; however, underemployment levels remain stubbornly high. Other than LTV ratios, employment is the most powerful determinant of a homeowner’s ongoing likelihood to pay their mortgage.
Overall, the U.S. economy continues to navigate headwinds that include global economic lethargy, geopolitical unrest across various regions worldwide, the ongoing European debt crisis, persistently high underemployment, stagnant wage inflation and a fragile housing market.
Regulatory and legislative actions taken in the past few years in an effort to improve economic conditions and increase liquidity in the financial markets, as well as other actions related to the fallout from the financial and foreclosure crises, continue to impact the market. Regulatory actions that could affect the value and availability of our target assets, either positively or negatively, include attempts by the U.S. government to further simplify the refinancing process to allow more borrowers to refinance into lower interest rate mortgage loans; the streamlined loan modification initiative for borrowers that are 90+ days delinquent implemented by the GSEs; the real estate owned, or REO, to-rental program supported by the GSEs; the extension of both the Home Affordable Modification Program, or HAMP, and the Home Affordable Refinance Program 2.0, or HARP 2.0, through 2015; the strict “ability-to-repay” and “qualified mortgage” regulations promulgated by the CFPB; the application of the risk retention requirements of Section 15G of the Exchange Act; and the Federal Housing Finance Agency’s, or FHFA’s, proposed increases to the guarantee fees, or g-fees, charged by the GSEs.
There are also a number of impending legislative proposals related to the eventual wind-down or phase out of the GSEs. The Corker-Warner bill, the Johnson-Crapo bill, and the Delaney-Carney-Himes Partnership to Strengthen Homeownership bill, all propose replacing the GSEs with a new government agency, the Federal Mortgage Insurance Corporation, or FMIC. The Housing Opportunities Move the Economy (HOME) Forward Act recommends replacing the GSEs with a new lender-owned cooperative. Finally, the Protecting American Taxpayers and Homeowners (PATH) Act suggests ending the taxpayer-funded bailout of the GSEs while phasing them out over five years. It remains uncertain if any proposal will ultimately become legislation. Based on recent commentary of various policy makers, however, it does not appear that meaningful efforts relative to GSE reform will take place in the near future. We will continue to monitor these and other regulatory and policy activities closely.
In fall of 2014, the FHFA published a proposed rulemaking regarding membership in the Federal Home Loan Bank system. Among other effects, the rulemaking would exclude captive insurers from membership, including our subsidiary member, TH Insurance. We believe we have a strong relationship with the FHLB and our mission aligns well with that of the Federal Home Loan Bank system. Even if the rulemaking were implemented in its current form, it appears that final rules would not take effect for some time. We continue to closely monitor matters that could impact our FHLB membership.
Also in 2014, the U.S. Department of Treasury, or the Treasury, requested comment on the development of a responsible private label securities market. We believe that private capital, through the private label securities market, is a critical component to the long-term stability of the mortgage market and, accordingly, submitted a comment letter in response to the Treasury’s request.

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
We expect that the majority of our assets will remain in whole-pool Agency RMBS in light of the long-term attractiveness of the asset class and in order to continue to satisfy the requirements of our exemption from registration under the 1940 Act. Interest-only Agency securities and MSR also provide a complementary investment and risk-management strategy to our principal and interest Agency RMBS investments. Risk-adjusted returns in our Agency RMBS portfolio may decline if we are required to pay higher purchase premiums due to lower interest rates or additional liquidity in the market. Additionally, the Federal Reserve’s prior QE programs and continued reinvestment of its mortgage-backed security principal repayments and other policy changes may impact the returns of our Agency RMBS portfolio.
The following table provides the carrying value of our RMBS portfolio by product type:

(dollars in thousands)	December 31, 2014		December 31, 2013
Agency
Fixed Rate	$11,164,032	76.8%	$8,490,788	68.0%
Hybrid ARMs	128,285	0.9%	1,006,621	8.1%
Total Agency	11,292,317	77.7%	9,497,409	76.1%
Agency Derivatives	186,404	1.3%	218,509	1.8%
Non-Agency
Senior	2,370,435	16.3%	2,282,132	18.3%
Mezzanine	670,421	4.6%	468,667	3.8%
Interest-only securities	7,929	0.1%	8,519	—%
Total Non-Agency	3,048,785	21.0%	2,759,318	22.1%
Total	$14,527,506		$12,475,236

Prepayment speeds and volatility due to interest rates
Our Agency RMBS and MSR portfolios are subject to inherent prepayment risk because, generally, a decline in interest rates that leads to rising prepayment speeds will cause the market value of our interest-only securities and MSR to deteriorate, but will also cause the market value of our fixed coupon Agency pools to increase. The inverse relationship occurs when interest rates increase and prepayments slow. Housing prices have increased over the past few years, but are still generally much lower than at the peak of the housing market. This fact, combined with elevated underemployment rates and housing inventory, leads us to expect that there will not be a significant increase in prepayment speeds in 2015. However, given the overall low level of interest rates and the extension of HARP 2.0 to the end of 2015, prepayment speeds, particularly due to refinancings, may increase on many RMBS. These government actions, combined with other potential government programs, could also lead to a further increase in prepayment speeds in RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio management approach, including our security selection process, positions us to ideally respond to a variety of market scenarios, including an overall faster prepayment environment.
The following table provides the three-month weighted average constant prepayment rate, or CPR, on our Agency RMBS throughout 2014:

	Three Months Ended
Agency RMBS	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Weighted Average CPR	7.5%	7.9%	8.5%	6.4%

Although we are unable to predict the movement in interest rates in 2015 and beyond, our diversified portfolio management strategy is intended to generate attractive yields with a low level of sensitivity to changes in the yield curve, prepayments and interest rates.

Our portfolio includes Agency securities, which includes bonds with explicit prepayment protection, $85,000 maximum loan balance pools (securities collateralized by loans of less than $85,000 in principal), other low loan balances (securities collateralized by loans of less than $175,000, but more than $85,000 in principal), high LTV ratios (securities collateralized by loans with greater or equal to 80% LTV predominantly comprised of Making Homeownership Affordable, or MHA, pools that consist of borrowers who have refinanced through HARP), home equity conversion mortgages (securities collateralized by reverse mortgages), low FICO scores (lower credit borrowers), and seasoned bonds reflecting less prepayment risk due to previously experienced high levels of refinancing. We believe these RMBS characteristics reduce the prepayment risk to the portfolio.
The following tables provide the carrying value of our Agency RMBS portfolio by vintage and prepayment protection:

	As of December 31, 2014
	Agency RMBS AFS		Agency Derivatives	Total Agency RMBS
(dollars in thousands)	Fixed Rate	Hybrid ARMs
Other low loan balances	$3,815,603	$—	$—	$3,815,603	33%
$85K Max Pools	2,529,610	—	—	2,529,610	22%
Home equity conversion mortgages	1,740,830	—	—	1,740,830	15%
2006 and subsequent vintages	1,353,827	28,997	—	1,382,824	12%
High LTV (predominantly MHA)	515,428	—	—	515,428	5%
Pre-pay lock-out or penalty-based	492,333	3,670	—	496,003	4%
Seasoned (2005 and prior vintages)	254,921	95,618	130,961	481,500	4%
2006 and subsequent vintages - discount	347,618	—	55,443	403,061	4%
Low FICO	113,862	—	—	113,862	1%
Total	$11,164,032	$128,285	$186,404	$11,478,721	100%

	As of December 31, 2013
	Agency RMBS AFS		Agency Derivatives	Total Agency RMBS
(dollars in thousands)	Fixed Rate	Hybrid ARMs
Other low loan balances	$505,565	$—	$—	$505,565	5%
$85K Max Pools	1,313,097	—	—	1,313,097	14%
Home equity conversion mortgages	1,792,937	—	—	1,792,937	19%
2006 and subsequent vintages	872,334	519,047	—	1,391,381	14%
High LTV (predominantly MHA)	2,319,464	—	—	2,319,464	24%
Pre-pay lock-out or penalty-based	495,796	6,551	—	502,347	5%
Seasoned (2005 and prior vintages)	270,549	110,324	148,221	529,094	5%
2006 and subsequent vintages - discount	241,710	370,699	70,288	682,697	7%
Low FICO	679,336	—	—	679,336	7%
Total	$8,490,788	$1,006,621	$218,509	$9,715,918	100%

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

The following tables provide discount information on our non-Agency RMBS portfolio:

	As of December 31, 2014
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$3,213,104	$794,798	$283,970	$4,291,872
Unamortized discount
Designated credit reserve	(843,106)	(84,499)	—	(927,605)
Unamortized net discount	(531,531)	(158,465)	(277,372)	(967,368)
Amortized Cost	$1,838,467	$551,834	$6,598	$2,396,899

	As of December 31, 2013
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$3,496,359	$644,636	$333,358	$4,474,353
Unamortized discount
Designated credit reserve	(1,124,838)	(109,611)	—	(1,234,449)
Unamortized net discount	(594,726)	(151,187)	(325,646)	(1,071,559)
Amortized Cost	$1,776,795	$383,838	$7,712	$2,168,345

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
As of December 31, 2014, we had entered into repurchase agreements with 30 counterparties, 25 of which had outstanding balances at December 31, 2014, including two facilities that provide short-term financing for our mortgage loan collateral with outstanding balances at December 31, 2014. In addition, we held both short- and long-term secured advances from the FHLB. As of December 31, 2014, we had a total consolidated debt-to-equity ratio of 4.1 times. As of December 31, 2014, we had $1.0 billion in cash and cash equivalents, approximately $109.8 million of unpledged Agency securities and derivatives and $148.5 million of unpledged non-Agency securities and retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP. As a result, we had an overall estimated unused borrowing capacity on our unpledged RMBS and retained interests of approximately $202.6 million. We also had approximately $87.8 million of unpledged prime nonconforming residential mortgage loans and $31.2 million of unpledged CSL and an overall estimated unused borrowing capacity on unpledged mortgage loans held-for-sale of approximately $96.1 million. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than if we carried higher leverage. Additionally, in January 2014, the Basel Committee announced it would loosen its leverage ratio definition for banks, which we believe may dispel any concern of increased volatility in the securities financing market in the near term. We will continue to monitor these and other regulatory and policy activities closely.

We also monitor exposure to counterparties involved in our mortgage loan conduit and MSR businesses. In connection with securitization transactions and MSR assets, we are required to make certain representations and warranties to the investors in the RMBS we issue or the loans underlying the MSR we own. If the representations and warranties that we are required to make prove to be inaccurate, we may be obligated to repurchase certain mortgage loans, which may impact the profitability of these businesses. Although we obtain similar representations and warranties from the counterparty from which we acquired the relevant asset, if those representations and warranties do not directly mirror those we make to the investor, or if we are unable to enforce the representations and warranties against the party for a variety of reasons, including the financial condition or insolvency of the counterparty, we may not be able to seek indemnification from our counterparties for any losses attributable to the breach.

Summary of Results of Operations and Financial Condition
Our reported GAAP net loss was $37.0 million (($0.10) per diluted weighted share) for the three months ended December 31, 2014 and our reported GAAP net income was $167.1 million ($0.46 per diluted weighted share) for the year ended December 31, 2014, as compared to GAAP net income of $239.4 million and $579.0 million ($0.66 and $1.65 per diluted weighted share) for the three and twelve months ended December 31, 2013, respectively.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of securities do not impact our GAAP net income (loss) or taxable income but are recognized on our balance sheet as a change in stockholder’s equity under “accumulated other comprehensive income.” As a result of this fair value accounting through stockholders’ equity, we expect our net income (loss) to have less significant fluctuations and result in less U.S. GAAP to taxable income timing differences, than if the portfolio were accounted as trading instruments. For the three months ended December 31, 2014, net unrealized gains on AFS securities recognized as other comprehensive income were $79.1 million and for the three months ended December 31, 2013, net unrealized losses were $68.0 million, which resulted in comprehensive income of $42.2 million for the three months ended December 31, 2014 as compared to $171.4 million for the three months ended December 31, 2013. For the year ended December 31, 2014, net unrealized gains on AFS securities were $411.1 million and for the year ended December 31, 2013, net unrealized losses were $251.7 million, which resulted in comprehensive income of $578.2 million for the year ended December 31, 2014 as compared to $327.3 million for the year ended December 31, 2013.
On December 16, 2014, we declared a cash dividend of $0.26 per diluted share. Our book value per diluted common share for U.S. GAAP purposes was $11.10 at December 31, 2014, an increase from $10.56 book value per diluted common share at December 31, 2013. During this twelve month period, we recognized an increase in accumulated other comprehensive income due to net unrealized gains on AFS securities of $411.1 million driving the overall increase in book value, which was offset by cash dividends declared of $380.8 million.

The following tables present the components of our comprehensive income for the three and twelve months ended December 31, 2014 and 2013, and the twelve months ended December 31, 2012:

(in thousands)	Three Months Ended		Year Ended
	December 31,		December 31,
	2014	2013	2014	2013	2012
Interest income:
Available-for-sale securities	$131,694	$120,934	$506,268	$507,180	$448,620
Trading securities	4,739	1,928	12,913	5,963	4,873
Mortgage loans held-for-sale	3,536	6,776	16,089	22,185	609
Mortgage loans held-for-investment in securitization trusts	16,040	7,548	41,220	19,220	—
Cash and cash equivalents	211	271	717	1,043	944
Total interest income	156,220	137,457	577,207	555,591	455,046
Interest expense:
Repurchase agreements	19,493	22,097	76,177	89,470	72,106
Collateralized borrowings in securitization trusts	10,137	4,825	26,760	10,937	—
Federal Home Loan Bank advances	2,074	—	4,513	—	—
Interest expense	31,704	26,922	107,450	100,407	72,106
Net interest income	124,516	110,535	469,757	455,184	382,940
Other-than temporary impairment losses	(180)	—	(392)	(1,662)	(10,952)
Other income:
Gain (loss) on investment securities	28,697	97,850	87,201	(54,430)	122,466
(Loss) gain on interest rate swap and swaption agreements	(152,619)	21,841	(345,647)	245,229	(159,775)
(Loss) gain on other derivative instruments	(5,184)	29,290	(17,529)	95,345	(40,906)
Gain (loss) on mortgage loans held-for-sale	11,064	(8,584)	17,297	(33,846)	2,270
Servicing income	31,587	10,775	128,160	12,011	—
(Loss) gain on servicing asset	(55,346)	13,065	(128,388)	13,881	—
Other (loss) income	(1,409)	(2,216)	18,539	14,619	—
Total other (loss) income	(143,210)	162,021	(240,367)	292,809	(75,945)
Expenses:
Management fees	12,244	12,319	48,803	41,707	33,168
Securitization deal costs	1,283	—	4,638	4,153	—
Servicing expenses	1,330	2,561	25,925	3,761	—
Other operating expenses	14,950	12,395	56,231	37,259	17,678
Total expenses	29,807	27,275	135,597	86,880	50,846
(Loss) income from continuing operations before income taxes	(48,681)	245,281	93,401	659,451	245,197
(Benefit from) provision for income taxes	(11,718)	6,602	(73,738)	84,411	(42,219)
Net (loss) income from continuing operations	(36,963)	238,679	167,139	575,040	287,416
Income from discontinued operations	—	735	—	3,999	4,490
Net (loss) income	$(36,963)	$239,414	$167,139	$579,039	$291,906

(in thousands, except share data)	Three Months Ended		Year Ended
	December 31,		December 31,
	2014	2013	2014	2013	2012
Basic (loss) earnings per weighted average common share:
Continuing operations	$(0.10)	$0.66	$0.46	$1.64	$1.19
Discontinued operations	—	—	—	0.01	0.02
Net (loss) income	$(0.10)	$0.66	$0.46	$1.65	$1.21
Diluted (loss) earnings per weighted average common share:
Continuing operations	$(0.10)	$0.66	$0.46	$1.64	$1.18
Discontinued operations	—	—	—	0.01	0.02
Net (loss) income	$(0.10)	$0.66	$0.46	$1.65	$1.20
Dividends declared per common share	$0.26	$0.26	$1.04	$1.17	$1.71
Weighted average number of shares of common stock:
Basic	366,230,566	364,700,903	366,011,855	350,361,827	242,014,751
Diluted	366,230,566	364,700,903	366,011,855	350,992,387	242,432,156
Comprehensive income:
Net (loss) income	$(36,963)	$239,414	$167,139	$579,039	$291,906
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	79,141	(68,039)	411,054	(251,723)	755,174
Other comprehensive income (loss)	79,141	(68,039)	411,054	(251,723)	755,174
Comprehensive income	$42,178	$171,375	$578,193	$327,316	$1,047,080
Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The following analysis focuses on the results generated during the three and twelve months ended December 31, 2014 and 2013.
Interest Income and Average Portfolio Yield
The following tables present the components of interest income and average annualized net asset yield earned by investment type on our AFS securities, trading securities, mortgage loans held-for-sale, mortgage loans held-for-investment in securitization trusts and Agency Derivatives for the three and twelve months ended December 31, 2014 and 2013:

	Three Months Ended December 31, 2014			Year Ended December 31, 2014
(dollars in thousands)	Average Balance (1)	Interest Income	Net Asset Yield	Average Balance (1)	Interest Income	Net Asset Yield
Available-for-sale securities	$12,835,626	$131,694	4.1%	$12,202,246	$506,268	4.1%
Trading securities	1,996,045	4,739	0.9%	1,462,816	12,913	0.9%
Mortgage loans held-for-sale	359,411	3,536	3.9%	403,141	16,089	4.0%
Mortgage loans held-for-investment in securitization trusts	1,618,508	16,040	4.0%	1,051,533	41,220	3.9%
	16,809,590	156,009	3.7%	15,119,736	576,490	3.8%
Agency derivatives (2)	177,804	7,587	17.1%	188,824	30,171	16.0%
Total	$16,987,394	$163,596	3.9%	$15,308,560	$606,661	4.0%

	Three Months Ended December 31, 2013			Year Ended December 31, 2013
(dollars in thousands)	Average Balance (1)	Interest Income	Net Asset Yield	Average Balance (1)	Interest Income	Net Asset Yield
Available-for-sale securities	$11,871,624	$120,934	4.1%	$12,939,288	$507,180	3.9%
Trading securities	995,938	1,928	0.8%	996,914	5,963	0.6%
Mortgage loans held-for-sale	556,721	6,776	4.9%	469,731	22,185	4.7%
Mortgage loans held-for-investment in securitization trusts	813,503	7,548	3.7%	485,271	19,220	4.0%
	14,237,786	137,186	3.9%	14,891,204	554,548	3.7%
Agency derivatives (2)	238,512	5,791	9.7%	251,069	14,015	5.6%
Total	$14,476,298	$142,977	4.0%	$15,142,273	$568,563	3.8%
____________________

(1)
Average balance represents average amortized cost on AFS and trading securities and average unpaid principal balance, adjusted for purchase price changes, on mortgage loans held-for-sale and held-for-investment in securitization trusts.

(2)	Interest income on Agency Derivatives is included in (loss) gain on other derivative instruments on the statements of comprehensive income.

The increase in net yields on AFS securities and Agency Derivatives for the three and twelve months ended December 31, 2014, as compared to the same periods in 2013, was predominantly driven by slower prepayments on premium-priced RMBS and interest-only products. The increase in yields on trading securities for the three and twelve months ended December 31, 2014, as compared to the same periods in 2013, was the result of increases in Treasury rates. The decrease in yields on mortgage loans held-for-sale for the three and twelve months ended December 31, 2014 as compared to the same periods in 2013, was the result of the sale of substantially all of our CSL portfolio during the first quarter of 2014. The change in yields on mortgage loans held-for-investment in securitization trusts for the three and twelve months ended December 31, 2014, as compared to the same periods in 2013, was generally the result of changes in interest rates on mortgage loans securitized throughout 2014.
The following tables present the components of the net yield earned by investment type on our RMBS AFS portfolio as a percentage of our average amortized cost of securities for the three and twelve months ended December 31, 2014 and 2013:

	Three Months Ended December 31, 2014			Year Ended December 31, 2014
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.5%	3.0%	4.3%	4.5%	3.0%	4.3%
Net (premium amortization)/discount accretion	(1.3)%	5.1%	(0.2)%	(1.4)%	5.5%	(0.2)%
Net yield (2)	3.2%	8.1%	4.1%	3.1%	8.5%	4.1%

	Three Months Ended December 31, 2013			Year Ended December 31, 2013
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.4%	2.9%	4.1%	4.3%	2.8%	4.1%
Net (premium amortization)/discount accretion	(1.4)%	6.0%	—%	(1.5)%	6.2%	(0.2)%
Net yield (2)	3.0%	8.9%	4.1%	2.8%	9.0%	3.9%
____________________

(1)
Excludes Agency Derivatives. For the three and twelve months ended December 31, 2014, average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.4% and 3.4%, respectively, compared to 3.1% and 2.9% for the same periods in 2013.

(2)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following tables present the components of interest income and net asset yield earned by investment type on our RMBS AFS portfolio for the three and twelve months ended December 31, 2014 and 2013:

	Three Months Ended December 31, 2014			Year Ended December 31, 2014
(dollars in thousands)	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Average amortized cost	$10,476,049	$2,359,578	$12,835,627	$9,893,488	$2,308,758	$12,202,246
Coupon interest	119,068	17,588	136,656	450,001	69,742	519,743
Net (premium amortization)/discount accretion	(35,450)	30,488	(4,962)	(140,827)	127,352	(13,475)
Interest income	$83,618	$48,076	$131,694	$309,174	$197,094	$506,268
Net asset yield	3.2%	8.1%	4.1%	3.1%	8.5%	4.1%

	Three Months Ended December 31, 2013			Year Ended December 31, 2013
(dollars in thousands)	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Average amortized cost	$9,622,675	$2,248,949	$11,871,624	$10,615,981	$2,323,307	$12,939,288
Coupon interest	105,994	16,435	122,429	460,881	65,321	526,202
Net (premium amortization)/discount accretion	(34,987)	33,492	(1,495)	(162,229)	143,207	(19,022)
Interest income	$71,007	$49,927	$120,934	$298,652	$208,528	$507,180
Net asset yield	3.0%	8.9%	4.1%	2.8%	9.0%	3.9%
____________________

(1)
Excludes Agency Derivatives. For the three and twelve months ended December 31, 2014, average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.4%, for both respective periods, compared to 3.1% and 2.9% for the same periods in 2013.

The increase in net yields on Agency RMBS AFS for the three and twelve months ended December 31, 2014, as compared to the same periods in 2013, was predominantly driven by slower prepayments on premium-priced RMBS and interest-only products. However, the decrease in net yields on non-Agency RMBS was due to the sale of bonds previously purchased at higher yields that we believe had reached maximum value, which were replaced with bonds at lower yields.
Interest Expense and the Cost of Funds
The following tables present the components of interest expense and average annualized cost of funds on borrowings incurred by investment type on our AFS securities, Agency Derivatives, trading securities, mortgage loans held-for-sale and mortgage loans held-for-investment in securitization trusts for the three and twelve months ended December 31, 2014 and 2013:

	Three Months Ended December 31, 2014			Year Ended December 31, 2014
(dollars in thousands)	Average Balance (1)	Interest Expense	Cost of Funds (2)	Average Balance (1)	Interest Expense	Cost of Funds (2)
Available-for-sale securities
Agency (3)	$9,990,563	$10,287	0.4%	$9,331,350	$38,861	0.4%
Non-Agency	2,304,471	10,154	1.8%	2,077,668	37,262	1.8%
	12,295,034	20,441	0.7%	11,409,018	76,123	0.7%
Agency derivatives	139,892	354	1.0%	151,180	1,562	1.0%
Trading securities	1,997,690	411	0.1%	1,442,268	(15)	—%
Mortgage loans held-for-sale	291,795	361	0.5%	223,447	3,020	1.4%
Mortgage loans held-for-investment in securitization trusts	1,120,982	10,137	3.6%	764,921	26,760	3.5%
Total	$15,845,393	$31,704	0.8%	$13,990,834	$107,450	0.8%

	Three Months Ended December 31, 2013			Year Ended December 31, 2013
(dollars in thousands)	Average Balance (1)	Interest Expense	Cost of Funds (2)	Average Balance (1)	Interest Expense	Cost of Funds (2)
Available-for-sale securities
Agency (3)	$9,118,057	$10,663	0.5%	$10,226,860	$49,230	0.5%
Non-Agency	1,846,686	9,715	2.1%	1,488,727	33,412	2.2%
	10,964,743	20,378	0.7%	11,715,587	82,642	0.7%
Agency derivatives	169,172	448	1.1%	202,079	2,196	1.1%
Trading securities	998,818	297	0.1%	999,519	1,275	0.1%
Mortgage loans held-for-sale	134,805	974	2.9%	121,944	3,357	2.8%
Mortgage loans held-for-investment in securitization trusts	650,495	4,825	3.0%	414,373	10,937	2.6%
Total	$12,918,033	$26,922	0.8%	$13,453,502	$100,407	0.7%
____________________

(1)
Average balance represents average total repurchase agreements and FHLB advances on AFS securities, Agency Derivatives, trading securities and mortgage loans held-for-sale, and average collateralized borrowings for mortgage loans held-for-investment in securitization trusts.

(2)
Cost of funds by investment type is based on the underlying investment type of the asset assigned as collateral. Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap and swaption agreements in the consolidated statements of comprehensive income. For the three and twelve months ended December 31, 2014, our total average cost of funds on the assets assigned as collateral for repurchase agreements, FHLB advances and collateralized borrowings shown in the table above, including interest spread expense associated with interest rate swaps, was 1.7% and 1.5%, respectively, compared to 1.2% and 1.2% for the same periods in 2013.

(3)
Excludes Agency Derivatives. For the three and twelve months ended December 31, 2014, our average cost of funds on total Agency RMBS, including Agency Derivatives, was 0.4% for both respective periods, compared to 0.5% for both of the same periods in 2013.

During the year ended December 31, 2014, we replaced a portion of our leverage on our AFS securities under repurchase agreements with FHLB advances, resulting in our ability to extend our maturity profile without an increase in interest expense on all borrowed funds collateralized by both Agency and non-Agency AFS securities for the three and twelve months ended December 31, 2014, as compared to the same periods in 2013. The additional decrease in interest expense and cost of funds associated with the financing of non-Agency RMBS for the three and twelve months ended December 31, 2014, as compared to the same periods in 2013, was the result of decreases in the repurchase agreement borrowing rates offered by counterparties, which are generally based on a specified margin over one-month LIBOR.
The decrease in interest expense associated with the financing of Agency Derivatives for the three and twelve months ended December 31, 2014, as compared to the same periods in 2013, was the result of a decrease in the outstanding balance under repurchase agreements. The increase in interest expense on our trading securities for the three months ended December 31, 2014, as compared to the same period in 2013, was due to an increase in the average outstanding balance under repurchase agreements. However, the decrease in interest expense for the year ended December 31, 2014, and decrease in average cost of funds on our trading securities for the three and twelve months ended December 31, 2014, as compared to the same periods in 2013, was due to counterparties granting a negative borrowing rate on certain of our repurchase agreements financing our U.S. Treasuries for a portion of 2014.
The decrease in interest expense associated with the financing of mortgage loans held-for-sale for the three and twelve months ended December 31, 2014, as compared to the same periods in 2013, was the result of a decrease in the outstanding balance under repurchase agreements and increase in the outstanding balance under FHLB advances, which provide lower financing rates. The increase in interest expense associated with the financing of mortgage loans held-for-investment in securitization trusts for the three and twelve months ended December 31, 2014, as compared to the same periods in 2013, was generally the result of the securitization transactions completed in the latter half of 2014.

Net Interest Income
The following tables present the components of net interest income and average annualized net interest rate spread earned by investment type on our AFS securities, trading securities, mortgage loans held-for-sale, mortgage loans held-for-investment in securitization trusts and Agency Derivatives for the three and twelve months ended December 31, 2014 and 2013:

	Three Months Ended December 31, 2014		Year Ended December 31, 2014
(dollars in thousands)	Net Interest Income	Net Interest Rate Spread (1)	Net Interest Income	Net Interest Rate Spread (1)
Available-for-sale securities
Agency (2)	$73,332	2.8%	$270,313	2.7%
Non-Agency	37,921	6.3%	159,832	6.7%
	111,253	3.4%	430,145	3.4%
Trading securities	4,328	0.8%	12,928	0.9%
Mortgage loans held-for-sale	3,175	3.4%	13,069	2.6%
Mortgage loans held-for-investment in securitization trusts	5,903	0.4%	14,460	0.4%
	124,659	2.9%	470,602	3.0%
Agency derivatives (3)	7,233	16.1%	28,609	15.0%
Total	$131,892	3.1%	$499,211	3.2%

	Three Months Ended December 31, 2013		Year Ended December 31, 2013
(dollars in thousands)	Net Interest Income	Net Interest Rate Spread (1)	Net Interest Income	Net Interest Rate Spread (1)
Available-for-sale securities
Agency (2)	$60,344	2.5%	$249,423	2.3%
Non-Agency	40,212	6.8%	175,115	6.8%
	100,556	3.4%	424,538	3.2%
Trading securities	1,631	0.7%	4,688	0.5%
Mortgage loans held-for-sale	5,802	2.0%	18,828	2.0%
Mortgage loans held-for-investment in securitization trusts	2,723	0.7%	8,283	1.4%
	110,712	3.1%	456,337	3.1%
Agency derivatives (3)	5,343	8.6%	11,819	4.5%
Total	$116,055	3.2%	$468,156	3.2%
____________________

(1)
Net interest rate spread does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap and swaption agreements in the consolidated statements of comprehensive income. For the three and twelve months ended December 31, 2014, our total average net interest rate spread on the assets shown in the table above, including interest spread expense associated with interest rate swaps, was 2.2% and 2.5%, respectively, compared to 2.8% and 2.7% for the same periods in 2013.

(2)
Excludes Agency Derivatives. For the three and twelve months ended December 31, 2014, our average annualized net interest rate spread on total Agency RMBS, including Agency Derivatives, was 3.0% for both respective periods, compared to 2.6% and 2.4%, respectively, for the same periods in 2013.

(3)
Interest income on Agency Derivatives is included in (loss) gain on other derivative instruments on the statements of comprehensive income, while interest expense on Agency Derivatives is included in interest expense on repurchase agreements on the statements of other comprehensive income.

The increase in net interest rate spread on Agency RMBS AFS for the three and twelve months ended December 31, 2014, as compared to the same periods in 2013, was predominantly driven by slower prepayments on premium-priced RMBS and interest-only products combined with a decrease in cost of funds due to our extended maturity profile, as discussed above. However, the decrease in net interest rate spread on non-Agency RMBS was due to the sale of bonds previously purchased at higher yields that we believe had reached maximum value, which were replaced with bonds at lower yields, offset by a decrease in cost of funds on borrowings. In total, the increase in net interest spread on AFS securities and Agency Derivatives for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was predominantly driven by slower prepayments due to the rising interest rate environment.
The increase in net interest spread on our trading securities for the three and twelve months ended December 31, 2014, as compared to the same periods in 2013, was the result of increases in Treasury rates. The increase in net interest spread on our mortgage loans held-for-sale for the three and twelve months ended December 31, 2014, as compared to the same periods in 2013, was generally driven by lower financing rates, as discussed above. The decrease in net interest spread on our mortgage loans held-for-investment in securitization trusts for the three and twelve months ended December 31, 2014, as compared to the same periods in 2013, was generally the result of the securitization transactions completed in the latter half of 2014.
Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three and twelve months ended December 31, 2014, we recognized $0.2 million and $0.4 million in OTTI losses, respectively. For the three months ended December 31, 2013, we did not recognize any OTTI losses, but for the year ended December 31, 2013, we recognized a total of $1.7 million in OTTI losses. The decrease in OTTI during the year ended December 31, 2014 compared to the same period in 2013 was generally driven by continued appreciation in the non-Agency market. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 5 - Available-for-Sale Securities, at Fair Value of the notes to the consolidated financial statements.
Gain (Loss) on Investment Securities
During the three and twelve months ended December 31, 2014, we sold AFS securities for $303.1 million and $3.5 billion with an amortized cost of $278.6 million and $3.4 billion, for net realized gains of $24.5 million and $84.4 million, respectively. We also sold U.S. Treasuries for $1.1 billion with an amortized cost of $1.1 billion, resulting in net realized gains of $5.5 million for the year ended December 31, 2014. We did not sell any U.S. Treasuries during the three months ended December 31, 2014. During the three and twelve months ended December 31, 2013, we sold AFS securities for $376.0 million and $4.4 billion with an amortized cost of $277.3 million and $4.5 billion, for net realized gains of $98.7 million and net realized losses of $64.5 million, respectively. We also sold U.S. Treasuries for $1.0 billion with an amortized cost of $997.9 million, for a net realized gain of $3.0 million for the year ended December 31, 2013. We did not sell any U.S. Treasuries during the three months ended December 31, 2013. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that our management believes have higher risk-adjusted returns.
For the three and twelve months ended December 31, 2014, trading securities experienced unrealized gains of $4.2 million and unrealized losses of $2.7 million, respectively. For the three and twelve months ended December 31, 2013, trading securities experienced unrealized losses of $0.8 million and $1.0 million, respectively. The increase in change in unrealized gains for the three months ended December 31, 2014, as compared to the same period in 2013, was driven by higher Treasury prices. The increase in change in unrealized losses for the year ended December 31, 2014, as compared to the same period in 2013, was due primarily to the realization of gains on trading securities sold during the year ended December 31, 2014.
On March 18, 2013, we declared a special dividend pursuant to which we distributed 17,824,647 shares of Silver Bay common stock, on a pro rata basis, to our stockholders of record as of April 2, 2013. The dividend was distributed on or about April 24, 2013. As a result, we recognized $13.7 million of realized gains on the distribution as well as $5.9 million of change in unrealized losses within gain (loss) on investment securities for the year ended December 31, 2013, respectively. Also included in gain (loss) on investment securities for the year ended December 31, 2013 was $0.2 million in dividend income from Silver Bay’s $0.01 per share dividend declared on March 21, 2013.
(Loss) Gain on Interest Rate Swap and Swaption Agreements
For the three and twelve months ended December 31, 2014, we recognized $32.2 million and $91.8 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $22.0 billion and $23.3 billion notional for the three and twelve months ended December 31, 2014, respectively, to economically hedge/mitigate interest rate exposure (or duration) risk associated with our investment portfolio and our short-term repurchase agreements and FHLB advances, and receiving either LIBOR interest or a fixed interest rate. For the three and twelve months ended December 31, 2013, we recognized $10.0 million and $58.5 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses resulted from paying either a fixed interest rate or LIBOR interest on an average $15.4 billion and $17.0 billion notional for the three and twelve months ended December 31, 2013, respectively, to economically hedge/mitigate interest rate exposure (or duration) risk associated with our investment portfolio and our short-term repurchase agreements and FHLB advances, and receiving either LIBOR interest or a fixed interest rate.
During the three and twelve months ended December 31, 2014, we terminated, had agreements mature or had options expire on 21 and 68 interest rate swap and swaption positions of $11.0 billion and $37.4 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $14.1 million and $19.6 million in full settlement of our net interest spread liability and recognized $3.7 million and $55.4 million in realized losses on the swaps and swaptions for the three and twelve months ended December 31, 2014, respectively, including early termination penalties. During the three and twelve months ended December 31, 2013, we terminated, had agreements mature or had options expire on 48 and 155 interest rate swap and swaption positions of $17.3 billion and $33.8 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $7.1 million and $34.5 million in full settlement of our net interest spread liability and recognized $34.2 million and $12.3 million in realized gains on the swaps and swaptions for the three and twelve months ended December 31, 2013, respectively, including early termination penalties. We elected to terminate certain swaps during these periods to align with our investment portfolio.
Also included in our financial results for the three and twelve months ended December 31, 2014 was the recognition of a change in unrealized valuation losses of $116.7 million and $198.5 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. For the three and twelve months ended December 31, 2013, we recognized changes in unrealized valuation losses of $2.3 million and gains of $291.5 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. The change in fair value of interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the year ended December 31, 2014. Since these swaps and swaptions are generally used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses are generally offset by unrealized gains and losses in our Agency RMBS AFS portfolio, which are recorded directly to stockholders’ equity through other comprehensive income.
The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

(in thousands)	Three Months Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
Net interest spread	$(32,243)	$(10,031)	$(91,754)	$(58,522)
Early termination, agreement maturation and option expiration gains (losses)	(3,677)	34,197	(55,389)	12,293
Change in unrealized (loss) gain on interest rate swap and swaption agreements, at fair value	(116,699)	(2,325)	(198,504)	291,458
Gain (loss) on interest rate swap and swaption agreements	$(152,619)	$21,841	$(345,647)	$245,229

(Loss) Gain on Other Derivative Instruments
Included in our financial results for the three and twelve months ended December 31, 2014 was the recognition of $5.2 million and $17.5 million of losses, respectively, on other derivative instruments we held for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs, put and call options for TBAs, constant maturity swaps, Markit IOS total return swaps, short U.S. Treasuries and inverse interest-only securities. Included within these three and twelve months ended December 31, 2014 results was the recognition of $7.6 million and $30.2 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $177.8 million and $188.8 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. As these derivative instruments are considered trading instruments, our financial results include both realized and unrealized gains (losses) associated with these instruments.
For the three and twelve months ended December 31, 2013, we recognized $29.3 million and $95.3 million of gains, respectively, on other derivative instruments we held for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs, put and call options for TBAs, constant maturity swaps, Markit IOS total return swaps, short U.S. Treasuries and inverse interest-only securities. Included within these three and twelve months ended December 31, 2013 results was the recognition of $5.8 million and $14.0 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $238.5 million and $251.1 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. Since our derivative instruments are generally used for purposes of hedging our interest rate and credit risk exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our RMBS AFS and mortgage loan portfolios.
Gain (Loss) on Mortgage Loans Held-for-Sale
For the three and twelve months ended December 31, 2014, we recorded gains on mortgage loans held-for-sale of $11.1 million and $17.3 million, respectively. Included within these results was the recognition of gains of $8.7 million and $12.6 million, respectively, on mortgage loans held-for-sale and $2.4 million and $4.7 million, respectively, on commitments to purchase mortgage loans held-for-sale for the three and twelve months ended December 31, 2014, respectively.

For the three and twelve months ended December 31, 2013, we recorded losses on mortgage loans held-for-sale of $8.6 million and $33.8 million, respectively. Included within these results was the recognition of losses of $8.6 million and $13.8 million, respectively, on mortgage loans held-for-sale for the three and twelve months ended December 31, 2013, and losses of $20.0 million on commitments to purchase mortgage loans held-for-sale for the year ended December 31, 2013. We did not recognize any gains or losses on commitments to purchase mortgage loans held-for-sale during the three months ended December 31, 2013. The gains recorded on mortgage loans held-for-sale during the three and twelve months ended December 31, 2014, as compared to the losses recorded during the three and twelve months ended December 31, 2013, were due in part to falling interest rates during the three and twelve months ended December 31, 2014 as compared to rising interest rates during the three and twelve months ended December 31, 2013.
Servicing Income
For the three and twelve months ended December 31, 2014, we recognized total servicing income of $31.6 million and $128.2 million, respectively. These amounts include servicing fee income of $30.7 million and $125.1 million, ancillary fee income of $0.6 million and $2.2 million, and float income of $0.3 million and $0.9 million, respectively. For the three and twelve months ended December 31, 2013, we recognized total servicing income of $10.8 million and $12.0 million, respectively. These amounts include servicing fee income of $10.7 million and $11.8 million, and ancillary fee income of $0.1 million and $0.2 million, respectively. The increase in servicing income for the three and twelve months ended December 31, 2014, as compared to the same periods in 2013, was the result of the significant growth of our MSR portfolio at the end of 2013.
(Loss) Gain on Servicing Asset
For the three and twelve months ended December 31, 2014, loss on servicing asset of $55.3 million and $128.4 million, respectively, includes a decrease in fair value of MSR due to realization of cash flows (runoff) of $13.7 million and $54.8 million and a decrease in fair value of MSR due to changes in valuation inputs or assumptions of $41.6 million and $73.6 million, respectively. The decrease in fair value due to changes in valuation inputs or assumptions for the three and twelve months ended December 31, 2014 was driven in part by falling mortgage interest rates and also by a flattening of the yield curve during the periods, resulting in a faster projection of future prepayments.
For the three and twelve months ended December 31, 2013, gain on servicing asset of $13.1 million and $13.9 million, respectively, includes a decrease in fair value of MSR due to realization of cash flows (runoff) of $7.6 million and $6.8 million and an increase in fair value of MSR due to changes in valuation inputs or assumptions of $20.7 million and $20.7 million, respectively. The increase in (loss) gain on servicing asset for the three and twelve months ended December 31, 2014, as compared to the same periods in 2013, was the result of the significant growth in the size of the MSR portfolio outstanding during the respective periods combined with changes in interest rates and prepayment assumptions.
Other (Loss) Income
For the three and twelve months ended December 31, 2014, we recorded other loss of $1.4 million and other income of $18.5 million, which includes $9.4 million and $41.1 million in gains on mortgage loans held-for-investment in securitization trusts and $11.5 million and $24.3 million in losses on collateralized borrowings in securitization trusts, respectively. Also included in other (loss) income for the three and twelve months ended December 31, 2014 was other mortgage loan revenue of $0.2 million and $0.8 million and dividend income on our FHLB stock of $0.5 million and $0.9 million, respectively.
For the three and twelve months ended December 31, 2013, we recorded other loss of $2.2 million and other income of $14.6 million, which includes $0.2 million in gains and $22.9 million in losses on mortgage loans held-for-investment in securitization trusts and $2.6 million in losses and $37.1 million in gains on collateralized borrowings in securitization trusts. Also included in other (loss) income for the both three and twelve months ended December 31, 2013 was other mortgage loan revenue of $0.4 million. The increase in other income (decrease in other loss) for the three and twelve months ended December 31, 2014, as compared to the same periods in 2013, was due in part to falling interest rates during the year ended December 31, 2014.
Management Fees
We incurred management fees of $12.2 million and $48.8 million, respectively, for the three and twelve months ended December 31, 2014, and $12.3 million and $41.7 million, respectively, for the three and twelve months ended December 31, 2013, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement. However, these fees were reduced by $4.3 million, on the consolidated statements of comprehensive income for the year ended December 31, 2013, in accordance with the contribution transaction entered into with Silver Bay. See further discussion of the management fee calculation as well as this adjustment in Note 24 - Related Party Transactions of the notes to the consolidated financial statements.
Securitization Deal Costs
For the three and twelve months ended December 31, 2014, we recognized $1.3 million and $4.6 million, respectively, in upfront costs related to the sponsoring of securitization trusts. For the year ended December 31, 2013, we recognized

$2.1 million in upfront costs related to the sponsoring of a securitization trust, and $2.0 million in upfront costs related to the subordinated debt and excess servicing rights acquired from a securitization trust issued by a third party, which was paid upon settlement of the acquisitions. These costs are included when evaluating the economics of a securitization; however, the election of the fair value option for the assets and liabilities held in the securitization trusts requires the expense to be recognized upfront on the consolidated statements of comprehensive income. Because we did not participate in any securitization deals during the three months ended December 31, 2013, we did not incur any securitization deal costs. Changes in securitization deal costs are directly related to the size and number of securitization trusts sponsored by either third parties or our subsidiaries.
Servicing Expenses
For the three and twelve months ended December 31, 2014, we recognized $1.3 million and $25.9 million, respectively, in servicing expenses, compared to $2.6 million and $3.8 million in servicing expenses recognized during the three and twelve months ended December 31, 2013, respectively. For the three months ended December 31, 2014, servicing expenses includes $6.5 million of subservicing expenses related to the subservicing of mortgage loans held-for-sale and MSR, offset by a $5.1 million decrease in the MSR representation and warranty reserve. For the year ended December 31, 2014, servicing expenses includes $24.1 million of subservicing expenses and a $1.8 million increase in the MSR representation and warranty reserve. For the three and twelve months ended December 31, 2013, servicing expenses includes only expenses related to the subservicing of mortgage loans held-for-sale and MSR.
The decrease in servicing expenses during the three months ended December 31, 2014, as compared to the same period in 2013, was the result of a reduction in the MSR representation and warranty reserve, offset by the significant growth in the size of the MSR portfolio outstanding. The increase in servicing expenses during the year ended December 31, 2014, as compared to the same period in 2013, was the result of the significant growth in the size of the MSR portfolio outstanding during the respective periods.
Other Operating Expenses
For the three and twelve months ended December 31, 2014, we recognized $14.9 million and $56.2 million, respectively, of other operating expenses, which represents an annualized expense ratio of 1.5% and 1.4% of average equity, compared to $12.4 million and $37.3 million of expenses, which represents an annualized expense ratio of 1.3% and 1.0% of average equity, for the same periods in 2013. The increase of our operating expense ratio resulted primarily from an increase in expenses related to the personnel, infrastructure and volume-based transaction costs to support our mortgage loan and MSR activities.
Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three and twelve months ended December 31, 2014, these direct and allocated costs totaled approximately $4.0 million and $15.5 million, compared to $2.9 million and $9.9 million of costs for the same periods in 2013. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer and general counsel of $0.2 million and $1.8 million for the three and twelve months ended December 31, 2014 and $0.2 million and $0.8 million for the three and twelve months ended December 31, 2013. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement. Equity based compensation expense for the three and twelve months ended December 31, 2014 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Plan (see discussion in Note 21 - Equity Incentive Plan), including our chief executive officer, chief investment officer, principal financial officer and general counsel of $1.6 million and $6.6 million, respectively.
We have established an accounts payable function and direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services and proprietary technology, but most direct expenses with third-party vendors are paid directly by us.
Income Taxes
During the three and twelve months ended December 31, 2014, our TRSs recognized a benefit from income taxes of $11.7 million and $73.7 million, respectively, which was primarily due to losses incurred on derivative instruments held in our TRSs. During the three and twelve months ended December 31, 2013, we recognized a provision for income taxes of $6.6 million and $84.4 million, respectively, which was primarily due to income generated from derivative instruments held in our TRSs. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Interest Income and Average Portfolio Yield
The following table presents the components of interest income and average annualized net asset yield earned by investment type on our AFS securities, trading securities, mortgage loans held-for-sale, mortgage loans held-for-investment in securitization trusts and Agency Derivatives for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013			Year Ended December 31, 2012
(dollars in thousands)	Average Balance (1)	Interest Income	Net Asset Yield	Average Balance (1)	Interest Income	Net Asset Yield
Available-for-sale securities	$12,939,288	$507,180	3.9%	$10,748,250	$448,620	4.2%
Trading securities	996,914	5,963	0.6%	997,516	4,873	0.5%
Mortgage loans held-for-sale	469,731	22,185	4.7%	13,855	609	4.4%
Mortgage loans held-for-investment in securitization trusts	485,271	19,220	4.0%	—	—	—%
	14,891,204	554,548	3.7%	11,759,621	454,102	3.9%
Agency derivatives (2)	251,069	14,015	5.6%	257,604	26,048	10.1%
Total	$15,142,273	$568,563	3.8%	$12,017,225	$480,150	4.0%
____________________

(1)
Average balance represents average amortized cost on AFS and trading securities and average unpaid principal balance, adjusted for purchase price changes, on mortgage loans held-for-sale and held-for-investment in securitization trusts.

(2)	Interest income on Agency Derivatives is included in (loss) gain on other derivative instruments on the statements of comprehensive income.

The decrease in net yields on AFS securities and Agency Derivatives for the year ended December 31, 2013, as compared to the year ended December 31, 2012 was due primarily to the deployment of new capital in RMBS with lower loss adjusted yields. The increase in yields on trading securities for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was the result of increases in Treasury rates. The increase in yields on mortgage loans held-for-sale for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was the result of acquisitions of higher-yielding CSL, combined with securitization of prime nonconforming residential mortgage loans during 2013. We did not hold any mortgage loans held-for-investment in securitization trusts during the year ended December 31, 2012.
The following table presents the components of the net yield earned by investment type on our RMBS AFS portfolio as a percentage of our average amortized cost of securities for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.3%	2.8%	4.1%	4.5%	2.7%	4.2%
Net (premium amortization)/discount accretion	(1.5)%	6.2%	(0.2)%	(1.6)%	6.9%	—%
Net yield (2)	2.8%	9.0%	3.9%	2.9%	9.6%	4.2%
____________________

(1)	Excludes Agency Derivatives. For the years ended December 31, 2013 and 2012, our average annualized net yield on our Agency RMBS, including Agency Derivatives, was 2.9% and 3.1%, respectively.

(2)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following table presents the components of interest income and net asset yield earned by investment type on our RMBS AFS portfolio for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013			Year Ended December 31, 2012
(dollars in thousands)	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Average amortized cost	$10,615,981	$2,323,307	$12,939,288	$8,755,751	$1,992,499	$10,748,250
Coupon interest	460,881	65,321	526,202	395,005	54,618	449,623
Net (premium amortization)/discount accretion	(162,229)	143,207	(19,022)	(137,484)	136,481	(1,003)
Interest income	$298,652	$208,528	$507,180	$257,521	$191,099	$448,620
Net asset yield	2.8%	9.0%	3.9%	2.9%	9.6%	4.2%
____________________

(1)	Excludes Agency Derivatives. For the years ended December 31, 2013 and 2012, our average yield on our Agency RMBS, including Agency Derivatives, was 2.9% and 3.1%, respectively.

The decrease in gross and net yields for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was due primarily to the deployment of new capital in both Agency and non-Agency RMBS AFS with lower loss adjusted yields.
Interest Expense and the Cost of Funds
The following table presents the components of interest expense and average annualized cost of funds on borrowings incurred by investment type on our AFS securities, Agency Derivatives, trading securities, mortgage loans held-for-sale and mortgage loans held-for-investment in securitization trusts for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013			Year Ended December 31, 2012
(dollars in thousands)	Average Balance (1)	Interest Expense	Cost of Funds (2)	Average Balance (1)	Interest Expense	Cost of Funds (2)
Available-for-sale securities
Agency (3)	$10,226,860	$49,230	0.5%	$8,481,173	$41,766	0.5%
Non-Agency	1,488,727	33,412	2.2%	1,038,720	25,478	2.5%
	11,715,587	82,642	0.7%	9,519,893	67,244	0.7%
Agency derivatives	202,079	2,196	1.1%	197,656	2,317	1.2%
Trading securities	999,519	1,275	0.1%	998,027	2,252	0.2%
Mortgage loans held-for-sale	121,944	3,357	2.8%	10,859	293	2.7%
Mortgage loans held-for-investment in securitization trusts	414,373	10,937	2.6%	—	—	—%
Total	$13,453,502	$100,407	0.7%	$10,726,435	$72,106	0.7%
____________________

(1)
Average balance represents average total repurchase agreements and FHLB advances on AFS securities, Agency Derivatives, trading securities and mortgage loans held-for-sale, and average collateralized borrowings for mortgage loans held-for-investment in securitization trusts.

(2)
Cost of funds by investment type is based on the underlying investment type of the asset assigned as collateral. Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap and swaption agreements in the consolidated statements of comprehensive income. For the years ended December 31, 2013 and 2012, our total average cost of funds on the assets assigned as collateral for repurchase agreements, FHLB advances and collateralized borrowings shown in the table above, including interest spread expense associated with interest rate swaps, was 1.2% and 1.0%, respectively.

(3)	Excludes Agency Derivatives. For the years ended December 31, 2013 and 2012, our average cost of funds on total Agency RMBS, including Agency Derivatives, was 0.5% for both respective periods.

The increase in interest expense on our borrowed funds collateralized by both Agency and non-Agency AFS securities for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to our increased capital base. The decrease in interest expense and average cost of funds associated with the financing of both Agency Derivatives and trading securities during the year ended December 31, 2013, as compared to the year ended

December 31, 2012, was due to decreases in the borrowing rates offered by counterparties, which are generally based on a specified margin over one-month LIBOR.
The increase in interest expense associated with the financing of mortgage loans held-for-sale during the year ended December 31, 2013, as compared to the year ended December 31, 2012, was the result of an increase in the outstanding balance under repurchase agreements. We did not hold any mortgage loans held-for-investment in securitization trusts during the year ended December 31, 2012.
Net Interest Income
The following table presents the components of net interest income and average annualized net interest rate spread earned by investment type on our AFS securities, trading securities, mortgage loans held-for-sale, mortgage loans held-for-investment in securitization trusts and Agency Derivatives for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013		Year Ended December 31, 2012
(dollars in thousands)	Net Interest Income	Net Interest Rate Spread (1)	Net Interest Income	Net Interest Rate Spread (1)
Available-for-sale securities
Agency (2)	$249,423	2.3%	$215,755	2.4%
Non-Agency	175,115	6.8%	165,621	7.1%
	424,538	3.2%	381,376	3.5%
Trading securities	4,688	0.5%	2,621	0.3%
Mortgage loans held-for-sale	18,828	2.0%	316	1.7%
Mortgage loans held-for-investment in securitization trusts	8,283	1.4%	—	—%
	456,337	3.1%	384,313	3.2%
Agency derivatives (3)	11,819	4.5%	23,731	8.9%
Total	$468,156	3.2%	$408,044	3.3%
____________________

(1)
Net interest rate spread does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap and swaption agreements in the consolidated statements of comprehensive income. For the years ended December 31, 2013 and 2012, our total average net interest rate spread on the assets shown in the table above, including interest spread expense associated with interest rate swaps, was 2.7% and 3.0%, respectively.

(2)
Excludes Agency Derivatives. For the years ended December 31, 2013 and 2012, our average annualized net interest rate spread on total Agency RMBS, including Agency Derivatives, was 2.4% and 2.6%, respectively.

(3)
Interest income on Agency Derivatives is included in (loss) gain on other derivative instruments on the statements of comprehensive income, while interest expense on Agency Derivatives is included in interest expense on repurchase agreements on the statements of other comprehensive income.

The decrease in net interest spread for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was due primarily to the deployment of new capital in both Agency and non-Agency RMBS AFS with lower loss adjusted yields and tighter spreads. The increase in net interest spread on trading securities for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was the result of increases in Treasury rates. The increase in net interest spread on mortgage loans held-for-sale for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was the result of acquisitions of higher-yielding CSL, combined with securitization of prime nonconforming residential mortgage loans during 2013. We did not hold any mortgage loans held-for-investment in securitization trusts during the year ended December 31, 2012.
Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the year ended December 31, 2013, we recognized $1.7 million of OTTI losses, compared to $11.0 million for the year ended December 31, 2012. The decrease in OTTI during the year ended December 31, 2013, as compared to the year ended December 31, 2012, was generally driven by recovery in the non-Agency market from December 31, 2012 to December 31, 2013. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 5 - Available-for-Sale Securities, at Fair Value of the notes to the consolidated financial statements.
Gain (Loss) on Investment Securities
During the year ended December 31, 2013, we sold AFS securities for $4.4 billion with an amortized cost of $4.5 billion, for a net realized loss of $64.5 million. We also sold U.S. Treasuries for $1.0 billion with an amortized cost of $1.0 billion, for a net realized gain $3.0 million for the year ended December 31, 2013. During the year ended December 31, 2012, we sold AFS securities for $3.4 billion with an amortized cost of $3.3 billion, for a net realized gain of $112.9 million. We also sold U.S. Treasuries for $1.0 billion with an amortized cost of $1.0 billion, for a net realized gain of $1.7 million for the year ended December 31, 2012. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that our management believes have higher risk-adjusted returns.
For the years ended December 31, 2013 and 2012, trading securities experienced unrealized losses of $1.0 million and gains of $2.0 million, respectively. The decrease in change in unrealized gains for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to the realization of gains on trading securities sold during the year ended December 31, 2013.
On March 18, 2013, we declared a special dividend pursuant to which we distributed 17,824,647 shares of Silver Bay common stock, on a pro rata basis, to our stockholders of record as of April 2, 2013. The dividend was distributed on or about April 24, 2013. As a result, we recognized $13.7 million of realized gains on distribution as well as $5.9 million of change in unrealized losses within gain (loss) on investment securities for the year ended December 31, 2013, respectively. For the year ended December 31, 2012, we recognized $5.9 million of change in unrealized gains on these equity securities within gain (loss) on investment securities. Also included in gain (loss) on investment securities for the year ended December 31, 2013 was $0.2 million in dividend income from Silver Bay’s $0.01 per share dividend declared on March 21, 2013.
(Loss) Gain on Interest Rate Swap and Swaption Agreements
For the years ended December 31, 2013 and 2012 we recognized $58.5 million and $38.4 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $17.0 billion and $9.9 billion notional, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements, funding costs, and macro-financing risk and receiving either LIBOR interest or a fixed interest rate.
During the years ended December 31, 2013 and 2012, we terminated, had agreements mature or had options expire on 155 and 26 notional interest rate swap and swaption positions of $33.8 billion and $4.5 billion, respectively. Upon settlement of the early terminations and option expirations, we paid $34.5 million and $1.6 million, in 2013 and 2012 respectively, in full settlement of our net interest spread liability and recognized $12.3 million in realized gains and $29.6 million in realized losses on the swaps and swaptions in 2013 and 2012, respectively, including early termination penalties. We elected to terminate certain swaps during these periods to align with our investment portfolio.
Also included in our financial results for the years ended December 31, 2013 and 2012 was the recognition of a change in unrealized valuation gains of $291.5 million and losses of $91.7 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. The change in fair value of interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the year ended December 31, 2013. Since these swaps and swaptions are generally used for purposes of hedging our interest rate exposure, their unrealized valuation losses are generally offset by unrealized gains in our Agency RMBS AFS portfolio, which are recorded directly to stockholders’ equity through other comprehensive income.
The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

(in thousands)	Year Ended December 31,
	2013	2012
Net interest spread	$(58,522)	$(38,448)
Early termination, agreement maturation and option expiration losses	12,293	(29,579)
Change in unrealized loss on interest rate swap and swaption agreements, at fair value	291,458	(91,748)
Gain (loss) on interest rate swap and swaption agreements	$245,229	$(159,775)

(Loss) Gain on Other Derivative Instruments
Included in our financial results for the years ended December 31, 2013 and 2012 was the recognition of $95.3 million of gains and $40.9 million of losses, respectively, on other derivative instruments we held for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs, put and call options for TBAs, constant maturity swaps, Markit IOS total return swaps and inverse interest-only securities. Included within these year ended December 31, 2013 and 2012 results was the recognition of $14.0 million and $26.0 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $251.1 million and $257.6 million, respectively. The remainder represented realized and unrealized gains and losses on other derivative instruments. As these derivative instruments are considered trading instruments, our financial results include both realized and unrealized gains (losses) associated with these instruments. Since our derivative instruments are generally used for purposes of hedging our interest rate and credit risk exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our RMBS AFS and mortgage loan portfolios.
Gain (Loss) on Mortgage Loans Held-for-Sale
For the years ended December 31, 2013 and 2012, we recorded losses on mortgage loans held-for-sale of $33.8 million and gains of $2.3 million, respectively. Included within these results was the recognition of losses of $13.8 million and $0.1 million, respectively, on mortgage loans held-for-sale, and losses of $20.0 million and gains of $2.4 million on commitments to purchase mortgage loans held-for-sale for the years ended December 31, 2013 and 2012. The decrease in gains on mortgage loans held-for-sale during the year ended December 31, 2013, as compared to the year ended December 31, 2012, was due primarily to the rising rate environment.
Servicing Income
For the year ended December 31, 2013, we recognized total servicing income of $12.0 million, which includes servicing fee income of $11.8 million and ancillary fee income of $0.2 million. Because we purchased our first MSR during 2013, we did not recognize any servicing income in 2012.
(Loss) Gain on Servicing Asset
For the year ended December 31, 2013, gain on servicing asset of $13.9 million includes a decrease in fair value of MSR due to realization of cash flows (runoff) of $6.8 million and an increase in fair value of MSR due to changes in valuation inputs or assumptions of $20.7 million. Because we purchased our first MSR during 2013, we did not recognize any gains or losses on servicing assets in 2012.
Other (Loss) Income
For the year ended December 31, 2013, we recorded other income of $14.6 million, which includes $22.9 million in losses on mortgage loans held-for-investment in securitization trusts and $37.1 million in gains on collateralized borrowings in securitization trusts. Also included in other income for the year ended December 31, 2013 was other mortgage loan revenue of $0.4 million. Because we participated in our first securitization deal during 2013, we did not recognize any of the above items in the other income line item in 2012.
Management Fees
We incurred management fees of $41.7 million and $33.2 million for the years ended December 31, 2013 and 2012, which are payable to PRCM Advisers under our management agreement. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement. However, these fees were reduced by $4.3 million, on the consolidated statements of comprehensive income for the year ended December 31, 2013, in accordance with the contribution transaction entered into with Silver Bay. See further discussion of the management fee calculation as well as this adjustment in Note 24 - Related Party Transactions of the notes to the consolidated financial statements.
Securitization Deal Costs
For the year ended December 31, 2013, we recognized $2.1 million in upfront costs related to the sponsoring of a securitization trust, and $2.0 million in upfront costs related to the subordinated debt and excess servicing rights acquired from a securitization trust issued by a third party, which was paid upon settlement of the acquisitions. These costs are included when evaluating the economics of a securitization; however, the election of the fair value option for the assets and liabilities held in the securitization trusts requires the expense to be recognized upfront on the consolidated statements of comprehensive income. Because we did not participate in any securitization deals during the year ended December 31, 2012, we did not incur any securitization deal costs. Changes in securitization deal costs are directly related to the size and number of securitization trusts sponsored by either third parties or our subsidiaries.
Servicing Expenses
For the year ended December 31, 2013, we recognized $3.8 million in servicing expenses generally related to the subservicing of mortgage loans held-for-sale and MSR. Because we purchased our first MSR during 2013, we did not recognize any gains or losses on servicing assets in 2012.
Other Operating Expenses
For the years ended December 31, 2013 and 2012, we recognized $37.3 million and $17.7 million, respectively, of other operating expenses, which represents an expense ratio of 1.0% and 0.9% of average equity for the respective periods. The increase of our operating expense ratio resulted primarily from an increase in expenses related to the personnel, infrastructure and volume-based transaction costs to support our mortgage loan and MSR activities.
Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the years ended December 31, 2013 and 2012, these direct and allocated costs totaled approximately $9.9 million and $11.8 million, respectively. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our executive officers, including our principal financial officer and general counsel of $0.8 million for the year ended December 31, 2013 and $0.8 million for the year ended December 31, 2012. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement. Equity based compensation expense for the year ended December 31, 2013 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Plan (see discussion in Note 21 - Equity Incentive Plan), including our chief executive officer, chief investment officer, principal financial officer and general counsel of $2.1 million.
We have established an accounts payable function and direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services and proprietary technology, but most of our expenses with third-party vendors are paid directly by us.
Income Taxes
For the years ended December 31, 2013 and 2012, we recognized a provision for income taxes of $84.4 million and a benefit from income taxes of $42.2 million, respectively. The provision in 2013 was primarily due to income generated from derivative instruments held in our TRSs, and the benefit in 2012 was primarily due to losses incurred on derivative instruments held in our TRSs. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.

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
The tables below summarize certain characteristics of our Agency RMBS AFS securities at December 31, 2014 and December 31, 2013:

	December 31, 2014
(dollars in thousands, except purchase price)	Principal/Current Face	Net (Discount)/ Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$10,065,570	$639,377	$10,704,947	$209,952	$(26,651)	$10,888,248	4.34%	$107.69
Hybrid/ARM	118,379	5,494	123,873	4,412	—	128,285	3.52%	$106.11
Total P&I Securities	10,183,949	644,871	10,828,820	214,364	(26,651)	11,016,533	4.33%	$107.67
Interest-only securities
Fixed	377,179	(338,747)	38,432	9,705	(380)	47,757	4.27%	$14.97
Fixed Other (1)	2,860,427	(2,639,265)	221,162	14,222	(7,357)	228,027	1.63%	$9.25
Total	$13,421,555	$(2,333,141)	$11,088,414	$238,291	$(34,388)	$11,292,317

	December 31, 2013
(dollars in thousands, except purchase price)	Principal/Current Face	Net (Discount)/ Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$7,781,471	$609,933	$8,391,404	$78,920	$(235,954)	$8,234,370	4.42%	$109.03
Hybrid/ARM	993,891	6,795	1,000,686	6,803	(868)	1,006,621	2.54%	$100.92
Total P&I Securities	8,775,362	616,728	9,392,090	85,723	(236,822)	9,240,991	4.22%	$108.15
Interest-only securities
Fixed	541,027	(486,071)	54,956	12,466	(366)	67,056	4.26%	$14.34
Fixed Other (1)	2,603,201	(2,406,600)	196,601	4,411	(11,650)	189,362	1.63%	$8.90
Total	$11,919,590	$(2,275,943)	$9,643,647	$102,600	$(248,838)	$9,497,409
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

Our three-month average CPR experienced by Agency RMBS AFS owned by us as of December 31, 2014 and December 31, 2013, on an annualized basis, was 7.4% and 7.6%, respectively.
The following table summarizes the number of months until the next reset for our floating or adjustable rate Agency RMBS AFS portfolio at December 31, 2014 and December 31, 2013:

(in thousands)	December 31, 2014	December 31, 2013
0-12 months	$125,280	$147,670
13-36 months	2,081	3,088
37-60 months	924	2,604
61-84 months	—	853,259
Greater than 84 months	—	—
Total	$128,285	$1,006,621

Non-Agency RMBS
Our non-Agency RMBS portfolio is comprised of senior and mezzanine tranches of mortgage-backed securities, and excludes the retained interests from our on-balance sheet securitizations, as they are eliminated in consolidation in accordance with U.S. GAAP. The following tables provide investment information on our non-Agency RMBS as of December 31, 2014 and December 31, 2013:

	As of December 31, 2014
(in thousands)	Principal/current face	Accretable purchase discount	Credit reserve purchase discount	Amortized cost	Unrealized gain	Unrealized loss	Carrying value
Principal and interest securities:
Senior	$3,213,104	$(531,531)	$(843,106)	$1,838,467	$532,574	$(606)	$2,370,435
Mezzanine	794,798	(158,465)	(84,499)	551,834	119,624	(1,037)	670,421
Total P&I Securities	4,007,902	(689,996)	(927,605)	2,390,301	652,198	(1,643)	3,040,856
Interest-only securities	283,970	(277,372)	—	6,598	1,331	—	7,929
Total	$4,291,872	$(967,368)	$(927,605)	$2,396,899	$653,529	$(1,643)	$3,048,785

	As of December 31, 2013
(in thousands)	Principal/current face	Accretable purchase discount	Credit reserve purchase discount	Amortized cost	Unrealized gain	Unrealized loss	Carrying value
Principal and interest securities:
Senior	$3,496,359	$(594,726)	$(1,124,838)	$1,776,795	$507,601	$(2,264)	$2,282,132
Mezzanine	644,636	(151,187)	(109,611)	383,838	86,771	(1,942)	468,667
Total P&I Securities	4,140,995	(745,913)	(1,234,449)	2,160,633	594,372	(4,206)	2,750,799
Interest-only securities	333,358	(325,646)	—	7,712	807	—	8,519
Total	$4,474,353	$(1,071,559)	$(1,234,449)	$2,168,345	$595,179	$(4,206)	$2,759,318

The majority of our non-Agency RMBS were rated at December 31, 2014. Note that credit ratings are based on the par value of the non-Agency RMBS, whereas the distressed non-Agency RMBS assets in our portfolio were acquired at a heavily discounted price. The following table summarizes the credit ratings of our non-Agency RMBS portfolio, based on the Bloomberg Index Rating, a composite of each of the four major credit rating agencies (i.e., DBRS Ltd., Moody’s Investors Services, Inc., Standard & Poor’s Corporation and Fitch, Inc.), as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
AAA	6.4%	—%
AA	—%	—%
A	—%	—%
BBB	0.7%	0.1%
BB	0.9%	0.2%
B	3.9%	4.2%
Below B	74.9%	88.0%
Not rated	13.2%	7.5%
Total	100.0%	100.0%

Our allocation of non-Agency securities based on credit ratings has shifted slightly since December 31, 2013. The portfolio is now allocated 6.4% to AAA-rated securities backed by new issue high quality mortgages. This shift is due to the sale of lower-rated bonds that we believe had reached maximum value which were replaced with AAA-rated new issue bonds backed by high quality prime jumbo mortgage loans.
Our non-Agency RMBS portfolio has increased approximately 10.5% since December 31, 2013. Our allocation of non-Agency RMBS to prime securities has increased from 5.0% at December 31, 2013 to 12.9% at December 31, 2014. Conversely, our allocation to subprime securities has decreased from 83.5% at December 31, 2013 to 73.0% at December 31, 2014. As a result, our designated credit reserve as a percentage of total discount and total face value has also decreased (as disclosed in Note 5 - Available-for-Sale Securities, at Fair Value of the notes to the consolidated financial statements). When focused on principal and interest securities, from December 31, 2013 to December 31, 2014, our designated credit reserve as a percentage of total discount decreased from 62.3% to 57.3%, and our designated credit reserve as a percentage of total face value decreased from 29.8% to 23.1%. As our allocation of non-Agency RMBS to subprime securities has decreased over the period from December 31, 2013 to December 31, 2014, we believe these comparable portfolio metrics are reflective of our investment profile, regardless of portfolio size.
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

The following tables present certain information by investment type and, if applicable, their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at December 31, 2014 and December 31, 2013:

	At December 31, 2014
Non-Agency Principal and Interest (P&I) RMBS Characteristics	Senior Bonds	Mezzanine Bonds	Total P&I Bonds
Carrying Value (in thousands)	$2,370,435	$670,421	$3,040,856
% of Non-Agency Portfolio	78.0%	22.0%	100.0%
Average Purchase Price (1)	$56.45	$68.74	$59.16
Average Coupon	2.4%	2.1%	2.3%
Average Fixed Coupon	4.2%	5.7%	4.3%
Average Floating Coupon	1.9%	2.0%	1.9%
Average Hybrid Coupon	5.2%	—%	5.2%
Collateral Attributes
Average Loan Age (months)	91	93	91
Average Loan Size (in thousands)	$374	$304	$359
Average Original Loan-to-Value	70.1%	71.5%	70.4%
Average Original FICO (2)	628	669	636
Current Performance
60+ day delinquencies	27.4%	20.2%	25.9%
Average Credit Enhancement (3)	8.4%	18.0%	10.4%
3-Month CPR (4)	3.4%	7.3%	4.2%

	At December 31, 2013
Non-Agency Principal and Interest (P&I) RMBS Characteristics	Senior Bonds	Mezzanine Bonds	Total P&I Bonds
Carrying Value (in thousands)	$2,282,132	$468,667	$2,750,799
% of Non-Agency Portfolio	83.0%	17.0%	100.0%
Average Purchase Price (1)	$52.58	$59.09	$53.69
Average Coupon	2.5%	1.6%	2.3%
Average Fixed Coupon	5.6%	5.6%	5.6%
Average Floating Coupon	1.9%	1.4%	1.8%
Average Hybrid Coupon	4.0%	—%	4.0%
Collateral Attributes
Average Loan Age (months)	86	99	88
Average Loan Size (in thousands)	$263	$196	$252
Average Original Loan-to-Value	73.1%	72.6%	73.0%
Average Original FICO (2)	614	647	620
Current Performance
60+ day delinquencies	32.7%	26.6%	31.7%
Average Credit Enhancement (3)	9.0%	20.8%	11.0%
3-Month CPR (4)	3.5%	5.6%	3.8%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total non-Agency RMBS, excluding our non-Agency interest-only portfolio, would be $52.11, $65.59, and $54.78, respectively, at December 31, 2014 and $47.97, $56.37, and $49.28, respectively at December 31, 2013.

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

Non-Agency RMBS Characteristics	December 31, 2014
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Prime	$290,893	12.3%	$101,290	15.1%	$392,183	12.9%
Alt-A	79,785	3.3%	23,873	3.6%	103,658	3.4%
POA	172,938	7.3%	33,681	5.0%	206,619	6.8%
Subprime	1,826,819	77.1%	391,952	58.5%	2,218,771	73.0%
Other	—	—%	119,625	17.8%	119,625	3.9%
Total	$2,370,435	100.0%	$670,421	100.0%	$3,040,856	100.0%

Non-Agency RMBS Characteristics	December 31, 2013
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Prime	$94,491	4.1%	$42,150	9.0%	$136,641	5.0%
Alt-A	81,264	3.6%	24,797	5.3%	106,061	3.9%
POA	200,182	8.8%	10,340	2.2%	210,522	7.6%
Subprime	1,906,195	83.5%	391,380	83.5%	2,297,575	83.5%
Other	—	—%	—	—%	—	—%
Total	$2,282,132	100.0%	$468,667	100.0%	$2,750,799	100.0%

Non-Agency RMBS Characteristics	December 31, 2014
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Coupon Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$466,624	19.7%	$23,329	3.5%	$489,953	16.1%
Hybrid or Floating	1,903,811	80.3%	647,092	96.5%	2,550,903	83.9%
Total	$2,370,435	100.0%	$670,421	100.0%	$3,040,856	100.0%

Non-Agency RMBS Characteristics	December 31, 2013
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Coupon Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$336,635	14.8%	$19,605	4.2%	$356,240	13.0%
Hybrid or Floating	1,945,497	85.2%	449,062	95.8%	2,394,559	87.0%
Total	$2,282,132	100.0%	$468,667	100.0%	$2,750,799	100.0%

Non-Agency RMBS Characteristics	December 31, 2014
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Origination Year	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
2006+	$2,014,544	85.0%	$265,267	39.6%	$2,279,811	75.0%
2002-2005	351,577	14.8%	397,360	59.3%	748,937	24.6%
Pre-2002	4,314	0.2%	7,794	1.1%	12,108	0.4%
Total	$2,370,435	100.0%	$670,421	100.0%	$3,040,856	100.0%

Non-Agency RMBS Characteristics	December 31, 2013
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Loan Origination Year	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
2006+	$1,894,672	83.0%	$70,721	15.1%	$1,965,393	71.4%
2002-2005	384,238	16.8%	390,771	83.4%	775,009	28.2%
Pre-2002	3,222	0.2%	7,175	1.5%	10,397	0.4%
Total	$2,282,132	100.0%	$468,667	100.0%	$2,750,799	100.0%

The underlying mortgage loans collateralizing our non-Agency RMBS are located across the U.S. The following table presents the five largest geographic concentrations of the mortgages collateralizing these RMBS at December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
(dollars in thousands)	Carrying Value	% of Non-Agency RMBS	Carrying Value	% of Non-Agency RMBS
California	$790,489	25.9%	$679,935	24.6%
Florida	291,700	9.6%	310,041	11.2%
New York	288,797	9.5%	292,624	10.6%
Texas	142,184	4.7%	127,183	4.6%
New Jersey	119,400	3.9%	112,159	4.1%
Total	$1,632,570	53.6%	$1,521,942	55.1%
Trading Securities, at Fair Value
We hold U.S. Treasuries in a TRS and classify these securities as trading instruments due to short-term investment objectives. As of December 31, 2014 and December 31, 2013, we held U.S. Treasuries with an amortized cost of $2.0 billion and $996.1 million and a fair value of $2.0 billion and $1.0 billion, respectively, classified as trading securities. The unrealized gains included within trading securities were $1.4 million and $4.1 million as of December 31, 2014 and December 31, 2013, respectively.
Mortgage Loans Held-for-Sale, at Fair Value
We acquire prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions. As of December 31, 2014 and December 31, 2013, we held prime nonconforming residential mortgage loans with a carrying value of $500.2 million and $119.9 million, respectively, and had outstanding commitments to purchase $554.8 million and $12.1 million of mortgage loans, respectively, subject to fallout if the loans do not close. Our intention is to securitize these loans and/or exit through a whole loan sale.
In 2013, we acquired a portfolio of CSL, which are loans that are currently performing, but where the borrower has previously experienced payment delinquencies and is more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default than on newly originated mortgage loans. We subsequently sold substantially all of our CSL portfolio during the first quarter of 2014. As of December 31, 2014, we had CSL with a carrying value of $35.6 million remaining.
The following table presents our mortgage loans held-for-sale portfolio by loan type as of December 31, 2014 and December 31, 2013:

	December 31, 2014
(in thousands)	Unpaid Principal Balance	Fair Value - Purchase Price	Fair Value - Unrealized	Carrying Value
Prime nonconforming residential mortgage loans	$486,878	$10,730	$2,551	$500,159
Credit sensitive residential mortgage loans	47,223	(8,486)	(3,184)	35,553
Mortgage loans held-for-sale	$534,101	$2,244	$(633)	$535,712

	December 31, 2013
(in thousands)	Unpaid Principal Balance	Fair Value - Purchase Price	Fair Value - Unrealized	Carrying Value
Prime nonconforming residential mortgage loans	$122,571	$841	$(3,557)	$119,855
Credit sensitive residential mortgage loans	558,269	(133,572)	29	424,726
Mortgage loans held-for-sale	$680,840	$(132,731)	$(3,528)	$544,581

Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
We purchase subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or our subsidiaries. The underlying residential mortgage loans held by the trusts, which are consolidated on our consolidated balance sheet, are classified as mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the consolidated financial statements for additional information regarding consolidation of the securitization trusts. As of December 31, 2014 and December 31, 2013, mortgage loans held-for-investment in securitization trusts had a carrying value of $1.7 billion and $792.4 million, respectively.
Mortgage Servicing Rights, at Fair Value
On April 30, 2013, one of our wholly owned subsidiaries acquired a company that holds approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSR. The MSR acquired in conjunction with this acquisition and those subsequently purchased represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with fully licensed subservicers to handle substantially all servicing functions for the loans underlying our MSR. As of December 31, 2014 and December 31, 2013, our MSR had a fair market value of $452.0 million and $514.4 million, respectively.

As of December 31, 2014 and December 31, 2013, our MSR portfolio included MSR on approximately 224,000 and 210,000 loans with an unpaid principal balance of approximately $44.9 billion and $42.3 billion, respectively. The following tables summarize certain characteristics of the loans underlying our MSR at December 31, 2014 and December 31, 2013:

	At December 31, 2014
	Government FHA (1)	Government VA/USDA (1)	Conventional Loans (2)	Total
Unpaid principal balance (in thousands)	$9,107,538	$3,058,051	$32,783,472	$44,949,061
Number of loans	61,071	16,022	146,980	224,073
Average Coupon	4.4%	3.9%	3.8%	3.9%
Average Loan Age (months)	45	33	26	31
Average Loan Size (in thousands)	$149	$191	$223	$201
Average Original Loan-to-Value	92.4%	96.1%	66.7%	73.9%
Average Original FICO	700	718	764	748
60+ day delinquencies	5.5%	2.9%	0.3%	1.5%
3-Month CPR	13.1%	11.8%	8.2%	9.5%

	At December 31, 2013
	Government FHA (1)	Government VA/USDA (1)	Conventional Loans (2)	Total
Unpaid principal balance (in thousands)	$10,672,987	$3,516,087	$28,135,254	$42,324,328
Number of loans	68,782	17,873	123,786	210,441
Average Coupon	4.4%	3.9%	3.7%	3.9%
Average Loan Age (months)	33	21	15	20
Average Loan Size (in thousands)	$155	$197	$227	$201
Average Original Loan-to-Value	92.4%	96.2%	66.6%	75.6%
Average Original FICO	700	717	766	745
60+ day delinquencies	2.9%	1.5%	0.1%	0.9%
____________________

(1)	Includes loans issued by Ginnie Mae.

(2)	Includes loans issued by Fannie Mae, Freddie Mac or private investors.

Repurchase Agreements and Federal Home Loan Bank of Des Moines Advances
Our borrowings consist primarily of repurchase agreements and FHLB advances collateralized by our pledge of AFS and trading securities, derivative instruments, mortgage loans and certain cash balances. Substantially all of our Agency RMBS AFS are currently pledged as collateral, and the majority of our non-Agency RMBS have been pledged, either through repurchase agreements or FHLB advances. As of December 31, 2014, our total consolidated debt-to-equity ratio was 4.1:1.0. The debt-to-equity ratio funding our RMBS AFS, residential mortgage loans and Agency Derivatives only was 3.3:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.

As of December 31, 2014 and December 31, 2013, repurchase agreements and FHLB advances had the following characteristics:

(dollars in thousands)	December 31, 2014			December 31, 2013
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
U.S. Treasuries	$1,996,250	0.23%	0.5%	$997,500	0.03%	0.5%
Agency RMBS AFS	10,577,735	0.40%	6.0%	9,109,510	0.46%	5.9%
Non-Agency RMBS (1)	2,395,615	1.74%	28.7%	1,829,709	2.01%	32.6%
Agency derivatives	138,133	0.99%	26.5%	166,438	1.05%	27.2%
Mortgage loans held-for-sale	324,730	0.47%	21.5%	147,293	2.85%	23.9%
Total	$15,432,463	0.60%	9.3%	$12,250,450	0.69%	9.9%
____________________

(1)	Includes repurchase agreements and FHLB advances collateralized by retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

As of December 31, 2014, we had outstanding $12.9 billion of repurchase agreements, including repurchase agreements funding our U.S. Treasuries of $2.0 billion. As of December 31, 2014, the term to maturity of our repurchase agreements ranged from one day to over 17 months. Excluding the debt associated with our U.S. Treasuries, repurchase agreements had a weighted average borrowing rate of 0.72% and weighted average remaining maturities of 64 days as of December 31, 2014.
As of December 31, 2014, we had outstanding $2.5 billion of FHLB advances. As of December 31, 2014, the weighted average term to maturity of our FHLB advances was 119 months, ranging from 15 days to over 19 years. The weighted average cost of funds for our advances was 0.3% at December 31, 2014.
The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of repurchase agreements and FHLB advances (total borrowings) for the three months ended December 31, 2014, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average (1)	End of Period Balance (1)	Maximum Balance of Any Month-End (1)	Total Borrowings to Equity Ratio
For the Three Months Ended December 31, 2014	$12,726,721	$13,436,213	$13,436,213	3.3:1.0
For the Three Months Ended September 30, 2014	$11,626,507	$11,788,628	$11,788,628	2.9:1.0
For the Three Months Ended June 30, 2014	$11,527,349	$11,891,187	$11,891,187	2.9:1.0
For the Three Months Ended March 31, 2014	$11,254,004	$11,489,403	$11,489,403	2.9:1.0
For the Three Months Ended December 31, 2013	$11,268,720	$11,252,950	$11,389,908	2.9:1.0
____________________

(1)
Includes repurchase agreements and FHLB advances collateralized by RMBS AFS, residential mortgage loans held-for-sale and Agency Derivatives and excludes repurchase agreements collateralized by U.S. Treasuries and collateralized borrowings in securitization trusts.

Collateralized Borrowings in Securitization Trusts, at Fair Value
We purchase subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or our subsidiaries. The underlying debt held by the trusts, which are consolidated on our consolidated balance sheet, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the consolidated financial statements for additional information regarding consolidation of the securitization trusts. As of December 31, 2014 and December 31, 2013 the collateralized borrowings in securitization trusts had a carrying value of $1.2 billion and $639.7 million with a weighted average interest rate of 3.6% and 2.8%, respectively. The stated maturity dates for all collateralized borrowings are greater than five years from December 31, 2014.

Equity
As of December 31, 2014, our stockholders’ equity was $4.1 billion and our diluted book value per share was $11.10. As of December 31, 2013, our stockholders’ equity was $3.9 billion and our diluted book value per share was $10.56.
The following table provides details of our changes in stockholders’ equity from December 31, 2012 to December 31, 2014:

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding (Diluted Basis)	Book Value Per Common Share (Diluted Basis)
Stockholders’ equity at December 31, 2012 - basic (1)	$3,450.6	298.8	$11.55
GAAP net income:
Core Earnings, net of tax expense of $1.8 million (2)	311.9
Realized gains and losses, net of tax expense of $24.5 million	7.5
Unrealized mark-to-market gains and losses, net of tax expense of $58.1 million	255.6
Discontinued operations	4.0
Total GAAP net income	579.0
Other comprehensive loss	(251.7)
Dividend declaration (3)	(770.6)
Other	0.5	1.0
Balance before capital transactions	3,007.8	299.8
Repurchase of common stock	(23.9)	(2.4)
Issuance of common stock, net of offering costs	763.6	57.6
Issuance of common stock through warrant exercise	107.5	9.9
Stockholders’ equity at December 31, 2013 - basic and diluted (4)	$3,855.0	364.9	$10.56
GAAP net income:
Core Earnings, net of tax expense of $6.8 million (2)	343.8
Realized gains and losses, net of tax benefit of $20.9 million	15.9
Unrealized mark-to-market gains and losses, net of tax benefit of $59.6 million	(192.5)
Discontinued operations	—
Total GAAP net income	167.2
Other comprehensive income	411.0
Dividend declaration	(380.8)
Other	15.0	1.4
Balance before capital transactions	4,067.4	366.3
Issuance of common stock, net of offering costs	0.6	0.1
Issuance of common stock through warrant exercise (4)	—	—
Stockholders’ equity at December 31, 2014 - basic and diluted (4)	$4,068.0	366.4	$11.10
____________________

(1)
Using the treasury stock method, $0.1 million shares would be considered outstanding and dilutive to book value per share at December 31, 2012. However, for purposes of presenting an accurate rollforward of stockholders’ equity, only basic book value and shares outstanding are shown above.

(2)
Core Earnings is a non-U.S. GAAP measure that we define as GAAP net income, excluding impairment losses, realized and unrealized gains or losses on the aggregate portfolio, gains and losses related to discontinued operations, amortization of business combination intangible assets, reserve expense for representation and warranty obligations on MSR and certain upfront costs related to securitization transactions. As defined, Core Earnings includes interest income or expense and premium income or loss on derivative instruments and servicing income, net of estimated amortization on MSR. Core Earnings is provided for purposes of comparability to other peer issuers.

(3)	Includes distribution of Silver Bay common stock amounting to $343.5 million, as measured in accordance with U.S. GAAP.

(4)
As of December 31, 2013 and for the year ended December 31, 2014, there were no longer any warrants outstanding due to their expiration on November 7, 2013. As a result, basic and diluted shares outstanding were equal.

U.S. GAAP to Taxable Income
The following tables provide reconciliations of our GAAP net (loss) income to our taxable income (loss) split between our REIT and taxable REIT subsidiaries for the years ended December 31, 2014 and December 31, 2013:

	Year Ended December 31, 2014
(dollars in millions)	TRS	REIT	Securitization Trusts	Consolidated
GAAP net (loss) income, pre-tax	$(214.7)	$308.7	$(0.6)	$93.4
Permanent differences
Securitization trusts consolidated for U.S. GAAP purposes only	—	—	0.6	0.6
Other permanent differences	0.2	(2.0)	—	(1.8)
Temporary differences
Net accretion of OID and market discount	(5.8)	38.1	—	32.3
Unrealized loss on trading securities and derivatives	175.4	54.3	—	229.7
Other temporary differences	2.3	(11.0)	—	(8.7)
Capital loss deferral	60.7	(50.1)	—	10.6
Net operating loss carryover	(3.8)	—	—	(3.8)
Taxable income	14.3	338.0	—	352.3
Dividend declaration deduction	—	(338.0)	—	(338.0)
Taxable income post-dividend deduction	$14.3	$—	$—	$14.3

	Year Ended December 31, 2013
(dollars in millions)	TRS	REIT	Securitization Trusts	Consolidated
GAAP net income, pre-tax	$248.5	$398.6	$16.3	$663.4
Permanent differences
Silver Bay stock distribution	—	2.3	—	2.3
Securitization trusts consolidated for U.S. GAAP purposes only	—	—	(16.3)	(16.3)
Temporary differences
Net accretion of OID and market discount	—	34.8	—	34.8
Unrealized gain on trading securities and derivatives	(174.6)	(125.6)	—	(300.2)
Taxable dividends from TRS to REIT	—	50.0	—	50.0
Other temporary differences	0.4	4.7	—	5.1
Capital loss deferral	(42.9)	50.1	—	7.2
Net operating loss carryover	(52.7)	—	—	(52.7)
Taxable (loss) income	(21.3)	414.9	—	393.6
Prior year undistributed taxable income	—	10.7	—	10.7
Dividend declaration deduction	—	(425.6)	—	(425.6)
Taxable loss post-dividend deduction	$(21.3)	$—	$—	$(21.3)

The permanent tax differences recorded in 2013 and 2014 include a recurring difference in the income recognized from the securitization trusts that are consolidated for U.S. GAAP purposes only. The permanent tax differences recorded in 2014 also include a recurring difference in compensation expense related to restricted stock dividends, and the permanent tax differences recorded in 2013 include a non-recurring difference in the gain recognized on the Silver Bay common stock distribution. Temporary differences are principally timing differences between U.S. GAAP and tax accounting related to unrealized gains and losses from derivative instruments and accretion and amortization from RMBS.

Change in Accumulated Other Comprehensive Income
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of securities do not impact our GAAP net income (loss) or taxable income but are recognized on our balance sheet as a change in stockholder’s equity under “accumulated other comprehensive income.” As a result of this fair value accounting through stockholder’s equity, we expect our net income to have less significant fluctuations and result in less U.S. GAAP to taxable income timing differences, than if the portfolio were accounted as trading instruments.
Dividends
For the 2014 taxable year, we declared dividends totaling $1.04 per share. As a REIT, we are required to distribute at least 90% of our taxable income to stockholders, subject to certain distribution requirements. For the fiscal year ended 2014, our board of directors elected to distribute the majority of our taxable income to avoid U.S. Federal Income taxes. As such, temporary differences between GAAP net income (loss) and taxable income can generate deterioration in book value on a permanent and temporary basis as taxable income is distributed that has not been earned for U.S. GAAP purposes. The following table presents cash dividends declared on our common stock for the fiscal years ended December 31, 2014, 2013 and 2012:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share (1)
December 16, 2014	December 30, 2014	January 20, 2015	$0.26
September 16, 2014	September 30, 2014	October 21, 2014	$0.26
June 17, 2014	July 2, 2014	July 22, 2014	$0.26
March 17, 2014	March 31, 2014	April 21, 2014	$0.26
December 17, 2013	December 27, 2013	December 31, 2013	$0.26
September 11, 2013	September 26, 2013	October 23, 2013	$0.28
June 18, 2013	June 28, 2013	July 23, 2013	$0.31
March 18, 2013	April 2, 2013	April 24, 2013	$0.32
December 17, 2012	December 31, 2012	January 18, 2013	$0.55
September 12, 2012	September 24, 2012	October 22, 2012	$0.36
June 12, 2012	June 22, 2012	July 20, 2012	$0.40
March 14, 2012	March 26, 2012	April 20, 2012	$0.40
___________________

(1)
Per share amounts represent cash dividends only and exclude the distribution of Silver Bay common stock declared on March 18, 2013 and distributed on or about April 24, 2013 to our common stockholders of record as of April 2, 2013 amounting to $1.01 per share, as measured in accordance with U.S. GAAP.

The following table summarizes dividends declared for the years ended December 31, 2014, 2013 and 2012 and their related tax characterization (per share amounts):

		Tax Characterization of Dividends
Year Ended December 31,	Dividends Declared	Ordinary Dividends (Non-Qualified)	Qualified Ordinary Dividends	Capital Gain Distribution	Nondividend Distribution
2014	$1.04	$0.96	$—	$0.08	$—
2013	$2.12	$1.03	$0.14	$—	$0.95
2012	$1.71	$1.40	$—	$0.31	$—

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

To the extent that we raise additional equity capital through capital market transactions, we anticipate using cash proceeds from such transactions to purchase additional RMBS, residential mortgage loans, MSR, commercial real estate debt and related assets and other target assets, and for other general corporate purposes.
As of December 31, 2014, we held $1.0 billion in cash and cash equivalents available to support our operations, $19.5 billion of AFS, trading securities, mortgage loans held-for-sale, mortgage loans held-for-investment in securitization trusts, MSR and derivative assets held at fair value, and $16.6 billion of outstanding debt in the form of repurchase agreements, FHLB advances and collateralized borrowings in securitization trusts. During the year ended December 31, 2014, our total consolidated debt-to-equity ratio increased from 3.3:1.0 to 4.1:1.0. The debt-to-equity ratio funding our RMBS AFS, mortgage loans held-for-sale and Agency Derivatives only also increased from 2.9:1.0 to 3.3:1.0 due to an increase in FHLB advances and repurchase agreements to fund our RMBS and mortgage loan purchases during the year ended December 31, 2014. We believe the debt-to-equity ratio funding our RMBS AFS, mortgage loans held-for-sale and Agency Derivatives is the most meaningful debt-to-equity measure as U.S. Treasuries are viewed to be highly liquid in nature and collateralized borrowings on mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity.
As of December 31, 2014, we had approximately $109.8 million of unpledged Agency RMBS AFS and Agency Derivatives and $148.5 million of unpledged non-Agency securities and retained interest from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP. As a result, we had an overall estimated unused borrowing capacity on unpledged RMBS and retained interests of approximately $202.6 million. We also had approximately $87.8 million of unpledged prime nonconforming residential mortgage loans and $31.2 million of unpledged CSL and an overall estimated unused borrowing capacity on unpledged mortgage loans held-for-sale of approximately $96.1 million. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the year ended December 31, 2014, we did not experience any restrictions to our funding sources and have generally experienced an increase in available financing in the RMBS marketplace, including repurchase agreements with maturities greater than one year. We expect ongoing sources of financing to be primarily repurchase agreements and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. We may deploy, on a debt-to-equity basis, up to ten times leverage on our Agency RMBS assets. We also deploy some leverage on our non-Agency RMBS assets utilizing repurchase agreements as the source of financing.
As of December 31, 2014, we have master repurchase agreements in place with 30 counterparties, the majority of which are U.S. domiciled financial institutions, and we continue to evaluate further counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our counterparties (lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
The following table summarizes our repurchase agreements and counterparty geographical concentration at December 31, 2014 and December 31, 2013:

	December 31, 2014			December 31, 2013
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$8,331,244	$974,519	57.9%	$7,125,934	$889,018	52.9%
Europe (2)	2,950,991	604,711	35.9%	3,493,315	711,748	42.4%
Asia (2)	1,650,228	103,571	6.2%	1,631,201	79,657	4.7%
Total	$12,932,463	$1,682,801	100.0%	$12,250,450	$1,680,423	100.0%
____________________

(1)
Represents the net carrying value of the securities or mortgage loans sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(2)	Exposure to European- and Asian-domiciled banks and their U.S. subsidiaries.

In addition to our master repurchase agreements to fund RMBS, we have two facilities that provide short-term financing for our mortgage loan collateral during our aggregation period. An overview of the facilities is presented in the tables below:

(dollars in thousands)
As of December 31, 2014
Expiration Date		Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
May 12, 2015	(1)	No	9,234	90,766	100,000	Prime nonconforming residential mortgage loans
May 21, 2015	(1)	No	5,879	194,121	200,000	Prime nonconforming residential mortgage loans
						Credit sensitive residential mortgage loans

(dollars in thousands)
As of December 31, 2013
Expiration Date	Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
May 13, 2014	No	97,571	2,429	100,000	Prime nonconforming residential mortgage loans
May 22, 2014	No	49,721	150,279	200,000	Prime nonconforming residential mortgage loans
					Credit sensitive residential mortgage loans
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

We also had one facility that provided short-term financing for our prime nonconforming residential mortgage loans held-for-sale expire during the year ended December 31, 2013, in conjunction with the sale of our prime nonconforming residential mortgage loan collateral into a securitization trust sponsored by one of our subsidiaries.
In December 2013, our wholly owned subsidiary, TH Insurance, was accepted for membership in the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of December 31, 2014, TH Insurance had $2.5 billion in outstanding secured advances with a weighted average borrowing rate of 0.3%, and no additional unused capacity to borrow. Subsequent to December 31, 2014, TH Insurance’s aggregate borrowing capacity was increased to $4.0 billion. To the extent TH Insurance has unused capacity, it may be adjusted at the sole discretion of the FHLB.
The ability to borrow from the FHLB is subject to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB. Each advance requires approval by the FHLB and is secured by collateral in accordance with the FHLB’s credit and collateral guidelines, as may be revised from time to time by the FHLB. Eligible collateral may include conventional 1-4 family residential mortgage loans, commercial real estate loans, Agency RMBS and certain non-Agency RMBS with a rating of A and above.
In 2014, the FHFA published a proposed rulemaking regarding membership in the Federal Home Loan Bank system. Among other effects, the rulemaking would exclude captive insurers from membership. We believe we have a strong relationship with the FHLB and our mission aligns well with that of the Federal Home Loan Bank system. Even if the rulemaking were implemented in its current form, it appears that final rules would not take effect for some time. We continue to closely monitor matters that could impact our FHLB membership.

We are subject to a variety of financial covenants under our lending agreements. The following represents the most restrictive covenant calculations across the agreements as of December 31, 2014:

(a)
As of the last business day of each calendar quarter, total indebtedness to net worth must be less than the specified threshold ratio in the repurchase agreement. As of December 31, 2014, our debt to net worth, as defined, was 3.6:1.0 while our threshold ratio, as defined, was 5.7:1.0.

(b)
As of the last business day of each calendar quarter, liquidity must be greater than $100 million and the aggregate amount of unrestricted cash or cash equivalents must be greater than $35 million. As of December 31, 2014, our liquidity, as defined, was $1.4 billion and our total unrestricted cash and cash equivalents, as defined, was $1.0 billion.

(c)	As of the last business day of each calendar quarter, net worth must be greater than $1.75 billion. As of December 31, 2014, our net worth, as defined, was $4.1 billion.
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

(in thousands)	December 31, 2014	December 31, 2013
Available-for-sale securities, at fair value	$14,159,315	$12,295,302
Trading securities, at fair value	1,997,656	1,000,180
Mortgage loans held-for-sale, at fair value	416,779	200,839
Net economic interests in consolidated securitization trusts (1)	367,468	—
Cash and cash equivalents	14,117	15,000
Restricted cash	112,435	201,194
Due from counterparties	38,200	21,579
Derivative assets, at fair value	185,067	216,365
Total	$17,291,037	$13,950,459
____________________

(1)	Includes the retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

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

The following table provides the maturities of our repurchase agreements and FHLB advances as of December 31, 2014 and December 31, 2013:

(in thousands)	December 31, 2014	December 31, 2013
Within 30 days	$4,013,055	$3,831,917
30 to 59 days	4,595,425	2,013,733
60 to 89 days	903,286	2,225,967
90 to 119 days	434,550	1,386,371
120 to 364 days (1)	1,929,164	1,594,962
One to three years	744,459	200,000
Three to five years	815,024	—
Five to ten years	—	—
Ten years and over	1,000,000	—
Open maturity (2)	997,500	997,500
Total	$15,432,463	$12,250,450
____________________

(1)	120 to 364 days includes the amounts outstanding under the uncommitted mortgage loan warehouse facilities.

(2)	Includes repurchase agreements collateralized by U.S. Treasuries with an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

For the year ended December 31, 2014, our unrestricted cash balance decreased approximately $19.7 million to $1.0 billion at December 31, 2014. The cash movements can be summarized by the following:

•
Cash flows from operating activities.  For the year ended December 31, 2014, operating activities reduced our cash balances by approximately $764.1 million, primarily driven by purchases of mortgage loans either held-for-sale or transferred to held-for-investment in securitization trusts, offset by our financial results for the year.

•
Cash flows from investing activities.  For the year ended December 31, 2014, investing activities reduced our cash balances by approximately $2.7 billion, primarily driven by purchases of AFS and trading securities.

•
Cash flows from financing activities.  For the year ended December 31, 2014, financing activities increased our cash balance by approximately $3.4 billion, resulting from the proceeds from borrowings under repurchase agreements, FHLB advances and collateralized borrowings in securitization trusts to fund our RMBS and mortgage loan portfolios.

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

Aggregate Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements, our non-cancelable office lease and management fees payable under our management agreement:

	Due During the Year Ended December 31,
(in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Repurchase agreements (1)	$12,839,242	$93,221	$—	$—	$—	$—	$12,932,463
Federal Home Loan Bank advances	33,738	—	651,238	—	815,024	1,000,000	2,500,000
Interest expense on borrowings (2)	24,390	9,849	6,656	6,107	4,040	39,556	90,598
Long-term operating lease obligations	2,250	1,902	1,468	1,187	1,205	2,988	11,000
Management fee - PRCM Advisers (3)	187,597	—	—	—	—	—	187,597
Total	$13,087,217	$104,972	$659,362	$7,294	$820,269	$1,042,544	$15,721,658
____________________

(1)
Obligations for repurchase agreements due in 2015 includes $997.5 million collateralized by U.S. Treasuries that have an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(2)	Interest expense on borrowings, including repurchase agreements and FHLB advances, are calculated based on rates at December 31, 2014.

(3)
Contractual obligation for the management fee is estimated through the contract expiration date of October 28, 2015, inclusive of the termination fee as defined in the management agreement between us and PRCM Advisers. Disclosure assumes agreement not renewed or terminated without cause.

We are party to a management agreement with PRCM Advisers, pursuant to which PRCM Advisers is entitled to receive a management fee and the reimbursement of certain expenses from us. We reimburse PRCM Advisers for (i) our allocable share of the compensation paid by PRCM Advisers to its personnel serving as our principal financial officer and general counsel and personnel employed by PRCM Advisers as in-house legal, tax, accounting, consulting, auditing, administrative, information technology, valuation, computer programming and development and back-office resources to us, and (ii) any amounts for personnel of PRCM Advisers’ affiliates arising under a shared facilities and services agreement.
We are also party to contracts that contain a variety of indemnification obligations, principally with brokers, underwriters and counterparties to repurchase agreements and investors in the RMBS we issue and the loans underlying our MSR assets. The maximum potential future payment amount we could be required to pay under these indemnification obligations may be unlimited.

Recently Issued Accounting Standards
Refer to Note 2 of the notes to the consolidated financial statements included in Item 8 of this Form 10-K.

Inflation
Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors impact our performance far more than does inflation. Our financial statements are prepared in accordance with U.S. GAAP and dividends are based upon net ordinary income and capital gains as calculated for tax purposes; in each case, our results of operations and reported assets, liabilities and equity are measured with reference to historical cost or fair value without considering inflation.

Other Matters
We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of the 1940 Act. If we failed to maintain our exempt status under the 1940 Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in Item 1 - Business - Other Business - Regulation of this Form 10-K. Accordingly, we monitor our compliance with both the 55% Test and the 80% Tests of the 1940 Act in order to maintain our exempt status. As of December 31, 2014, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the year ended December 31, 2014. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2014. Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2014, we believe that we qualified as a REIT under the Code.

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
We utilize U.S. Treasuries as well as derivative financial instruments, currently limited to interest rate swaps, swaptions, TBAs, put and call options for TBAs, constant maturity swaps, Markit IOS total return swaps and, to a certain extent, inverse interest-only securities, as of December 31, 2014, to hedge the interest rate risk associated with our portfolio. In addition, because MSR are negative duration assets, they provide a natural hedge to interest rate exposure on our RMBS portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We implement part of our hedging strategy through our TRSs, which are subject to U.S. federal, state and, if applicable, local income tax.
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
The following table provides the indices of our variable rate RMBS AFS and mortgage loans held-for-sale as of December 31, 2014 and December 31, 2013, respectively, based on carrying value (dollars in thousands).

	As of December 31, 2014				As of December 31, 2013
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$1,121	$115,619	$116,740	4%	$11,972	$134,075	$146,047	4%
LIBOR	2,762,807	42,530	2,805,337	93%	2,376,144	488,469	2,864,613	83%
Other (2)	68,244	19,228	87,472	3%	58,239	397,775	456,014	13%
Total	$2,832,172	$177,377	$3,009,549	100%	$2,446,355	$1,020,319	$3,466,674	100%
____________________

(1)	“Hybrid” amounts reflect those assets with greater than twelve months to reset.

(2)	“Other” includes COFI, MTA and other indices.

Our analysis of risks is based on PRCM Advisers’ and its affiliates’ experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM Advisers may produce results that differ significantly from the estimates and assumptions used in our models.

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next twelve months, based on our interest sensitive financial instruments at December 31, 2014.
All changes in value are measured as the change from the December 31, 2014 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities	$319,474	$173,687	$(303,349)	$(638,334)
As a % of December 31, 2014 equity	7.8%	4.2%	(7.5)%	(15.7)%
Trading securities	$49,219	$24,219	$(30,781)	$(52,968)
As a % of December 31, 2014 equity	1.2%	0.6%	(0.7)%	(1.3)%
Mortgage loans held-for-sale	$15,044	$9,132	$(16,975)	$(37,530)
As a % of December 31, 2014 equity	0.4%	0.2%	(0.4)%	(0.9)%
Mortgage loans held-for-investment in securitization trusts	$50,461	$31,339	$(59,226)	$(131,465)
As a % of December 31, 2014 equity	1.2%	0.8%	(1.4)%	(3.2)%
Mortgage servicing rights	$(264,974)	$(91,178)	$74,662	$116,946
As a % of December 31, 2014 equity	(6.5)%	(2.3)%	1.8%	2.9%
Derivatives, net	$(222,244)	$(166,976)	$216,724	$493,085
As a % of December 31, 2014 equity	(5.5)%	(4.1)%	5.3%	12.1%
Repurchase Agreements	$(5,330)	$(5,330)	$9,480	$18,959
As a % of December 31, 2014 equity	(0.1)%	(0.1)%	0.2%	0.5%
Collateralized borrowings in securitization trusts	$(37,034)	$(21,286)	$44,875	$101,974
As a % of December 31, 2014 equity	(0.9)%	(0.5)%	1.1%	2.5%
Federal Home Loan Bank advances	$(413)	$(413)	$945	$1,890
As a % of December 31, 2014 equity	—%	—%	—%	—%
Total Net Assets	$(95,797)	$(46,806)	$(63,645)	$(127,443)
As a % of December 31, 2014 total assets	(0.5)%	(0.2)%	(0.3)%	(0.6)%
As a % of December 31, 2014 equity	(2.4)%	(1.2)%	(1.6)%	(3.1)%
	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(9,539)	$(9,420)	$8,289	$16,579
% change in net interest income	(2.3)%	(2.3)%	2.0%	4.1%

The interest rate sensitivity table quantifies the potential changes in net interest income and portfolio value, which includes the value of swaps and our other derivatives, should interest rates immediately change. The interest rate sensitivity table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. The cash flows associated with the portfolio for each rate change are calculated based on assumptions, including prepayment speeds, yield on future acquisitions, slope of the yield curve, and size of the portfolio. Assumptions made on the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percentage of borrowings and amount and term of borrowing.
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2014. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
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
Given the low interest rate environment at December 31, 2014, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs. However, because prepayments speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
We have audited the accompanying consolidated balance sheets of Two Harbors Investment Corp. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Two Harbors Investment Corp. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Two Harbors Investment Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 27, 2015

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2014	December 31, 2013
ASSETS
Available-for-sale securities, at fair value	$14,341,102	$12,256,727
Trading securities, at fair value	1,997,656	1,000,180
Mortgage loans held-for-sale, at fair value	535,712	544,581
Mortgage loans held-for-investment in securitization trusts, at fair value	1,744,746	792,390
Mortgage servicing rights, at fair value	452,006	514,402
Cash and cash equivalents	1,005,792	1,025,487
Restricted cash	336,771	401,647
Accrued interest receivable	65,529	50,303
Due from counterparties	35,625	25,087
Derivative assets, at fair value	380,791	549,859
Other assets	188,579	13,199
Total Assets (1)	$21,084,309	$17,173,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$12,932,463	$12,250,450
Collateralized borrowings in securitization trusts, at fair value	1,209,663	639,731
Federal Home Loan Bank advances	2,500,000	—
Derivative liabilities, at fair value	90,233	22,081
Accrued interest payable	23,772	20,277
Due to counterparties	124,206	318,848
Dividends payable	95,263	—
Other liabilities	40,667	67,480
Total liabilities (1)	17,016,267	13,318,867
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 900,000,000 shares authorized and 366,395,920 and 364,935,168 shares issued and outstanding, respectively	3,664	3,649
Additional paid-in capital	3,811,027	3,795,372
Accumulated other comprehensive income	855,789	444,735
Cumulative earnings	1,195,536	1,028,397
Cumulative distributions to stockholders	(1,797,974)	(1,417,158)
Total stockholders’ equity	4,068,042	3,854,995
Total Liabilities and Stockholders’ Equity	$21,084,309	$17,173,862
____________________

(1)
The consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs and liabilities of the consolidated VIEs for which creditors do not have recourse to Two Harbors Investment Corp. At December 31, 2014 and December 31, 2013, assets of the VIEs totaled $1,754,943 and $796,896, and liabilities of the VIEs totaled $1,219,821 and $644,051, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended
	December 31,
	2014	2013	2012
Interest income:
Available-for-sale securities	$506,268	$507,180	$448,620
Trading securities	12,913	5,963	4,873
Mortgage loans held-for-sale	16,089	22,185	609
Mortgage loans held-for-investment in securitization trusts	41,220	19,220	—
Cash and cash equivalents	717	1,043	944
Total interest income	577,207	555,591	455,046
Interest expense:
Repurchase agreements	76,177	89,470	72,106
Collateralized borrowings in securitization trusts	26,760	10,937	—
Federal Home Loan Bank advances	4,513	—	—
Total interest expense	107,450	100,407	72,106
Net interest income	469,757	455,184	382,940
Other-than-temporary impairments:
Total other-than temporary impairment losses	(392)	(1,662)	(10,952)
Non-credit portion of loss recognized in other comprehensive income (loss)	—	—	—
Net other-than-temporary credit impairment losses	(392)	(1,662)	(10,952)
Other income:
Gain (loss) on investment securities	87,201	(54,430)	122,466
(Loss) gain on interest rate swap and swaption agreements	(345,647)	245,229	(159,775)
(Loss) gain on other derivative instruments	(17,529)	95,345	(40,906)
Gain (loss) on mortgage loans held-for-sale	17,297	(33,846)	2,270
Servicing income	128,160	12,011	—
(Loss) gain on servicing asset	(128,388)	13,881	—
Other income	18,539	14,619	—
Total other (loss) income	(240,367)	292,809	(75,945)
Expenses:
Management fees	48,803	41,707	33,168
Securitization deal costs	4,638	4,153	—
Servicing expenses	25,925	3,761	—
Other operating expenses	56,231	37,259	17,678
Total expenses	135,597	86,880	50,846
Income from continuing operations before income taxes	93,401	659,451	245,197
(Benefit from) provision for income taxes	(73,738)	84,411	(42,219)
Net income from continuing operations	167,139	575,040	287,416
Income from discontinued operations	—	3,999	4,490
Net income	$167,139	$579,039	$291,906

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME, continued
(in thousands, except share data)

	Year Ended
	December 31,
	2014	2013	2012
Basic earnings per weighted average common share:
Continuing operations	$0.46	$1.64	$1.19
Discontinued operations	—	0.01	0.02
Net income	$0.46	$1.65	$1.21
Diluted earnings per weighted average common share:
Continuing operations	$0.46	$1.64	$1.18
Discontinued operations	—	0.01	0.02
Net income	$0.46	$1.65	$1.20
Weighted average number of shares of common stock:
Basic	366,011,855	350,361,827	242,014,751
Diluted	366,011,855	350,992,387	242,432,156
Comprehensive income:
Net income	$167,139	$579,039	$291,906
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	411,054	(251,723)	755,174
Other comprehensive income (loss)	411,054	(251,723)	755,174
Comprehensive income	$578,193	$327,316	$1,047,080

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2011	140,596,708	$1,406	$1,373,099	$(58,716)	$157,452	$(203,155)	$1,270,086
Net income	—	—	—	—	291,906	—	291,906
Other comprehensive income before reclassifications	—	—	—	867,756	—	—	867,756
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(112,582)	—	—	(112,582)
Net other comprehensive income	—	—	—	755,174	—	—	755,174
Issuance of common stock, net of offering costs	138,744,410	1,388	1,361,359	—	—	—	1,362,747
Issuance of common stock in connection with exercise of warrants	19,440,119	194	213,399	—	—	—	213,593
Common dividends declared	—	—	—	—	—	(443,417)	(443,417)
Non-cash equity award compensation	32,021	—	488	—	—	—	488
Balance, December 31, 2012	298,813,258	$2,988	$2,948,345	$696,458	$449,358	$(646,572)	$3,450,577
Net income	—	—	—	—	579,039	—	579,039
Other comprehensive loss before reclassifications	—	—	—	(298,165)	—	—	(298,165)
Amounts reclassified from accumulated other comprehensive income	—	—	—	46,442	—	—	46,442
Net other comprehensive loss	—	—	—	(251,723)	—	—	(251,723)
Issuance of common stock, net of offering costs	57,571,961	576	762,981	—	—	—	763,557
Issuance of common stock in connection with exercise of warrants	9,939,648	99	107,415	—	—	—	107,514
Repurchase of common stock	(2,450,700)	(25)	(23,869)	—	—	—	(23,894)
Common dividends declared	—	—	—	—	—	(427,105)	(427,105)
Special dividends declared	—	—	—	—	—	(343,481)	(343,481)
Non-cash equity award compensation	1,061,001	11	500	—	—	—	511
Balance, December 31, 2013	364,935,168	$3,649	$3,795,372	$444,735	$1,028,397	$(1,417,158)	$3,854,995
Net income	—	—	—	—	167,139	—	167,139
Other comprehensive income before reclassifications	—	—	—	463,593	—	—	463,593
Amounts reclassified from accumulated other comprehensive income	—	—	—	(52,539)	—	—	(52,539)
Net other comprehensive income	—	—	—	411,054	—	—	411,054
Issuance of common stock, net of offering costs	57,218	1	587	—	—	—	588
Common dividends declared	—	—	—	—	—	(380,816)	(380,816)
Non-cash equity award compensation	1,403,534	14	15,068	—	—	—	15,082
Balance, December 31, 2014	366,395,920	$3,664	$3,811,027	$855,789	$1,195,536	$(1,797,974)	$4,068,042

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$167,139	$579,039	$291,906
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premiums and discounts on investment securities, net	12,012	17,640	47
Other-than-temporary impairment losses	392	1,662	10,952
Realized and unrealized (gains) losses on investment securities, net	(87,201)	54,608	(122,466)
(Gain) loss on mortgage loans held-for-sale	(17,297)	33,846	(2,270)
Gain on mortgage loans held-for-investment and collateralized borrowings in securitization trusts	(16,840)	(14,204)	—
Loss (gain) on servicing asset	128,388	(13,881)	—
Loss (gain) on termination and option expiration of interest rate swaps and swaptions	55,389	(12,293)	29,579
Unrealized loss (gain) on interest rate swaps and swaptions	198,504	(291,458)	91,748
Unrealized (gain) loss on other derivative instruments	(8,011)	(95)	542
Gain on contribution of entity	—	—	(10,641)
Equity based compensation	15,082	511	488
Depreciation of fixed assets	1,083	607	212
Depreciation of real estate	—	—	1,520
Amortization of intangible assets	533	1,067	—
Purchases of mortgage loans held-for-sale	(1,469,074)	(993,813)	(57,954)
Proceeds from sales of mortgage loans held-for-sale	432,749	25,113	—
Proceeds from repayment of mortgage loans held-for-sale	38,545	35,267	5,521
Net change in assets and liabilities:
Increase in accrued interest receivable	(15,226)	(7,690)	(19,176)
(Increase)/decrease in deferred income taxes, net	(80,261)	83,598	(37,793)
Decrease/(increase) in income taxes receivable	—	4,323	(4,166)
Increase in prepaid and fixed assets	(2,536)	(1,658)	(1,401)
(Increase)/decrease in other receivables	(10,421)	29,772	(31,872)
Increase in servicing advances	(20,192)	(7,298)	—
Increase in Federal Home Loan Bank stock	(100,000)	(10)	—
Increase in equity investments	(3,000)	—	—
Increase in accrued interest payable	3,495	1,217	12,604
Increase/(decrease) in income taxes payable	618	757	(3,898)
Increase in accrued expenses and other liabilities	11,983	14,014	4,383
Net change in assets and liabilities due to purchase of entity	—	3,306	—
Net change in assets and liabilities of discontinued operations	—	—	4,313
Net cash (used in) provided by operating activities	(764,147)	(456,053)	162,178

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Year Ended
	December 31,
	2014	2013	2012
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(6,126,579)	(4,471,289)	(10,799,062)
Proceeds from sales of available-for-sale securities	3,479,329	4,432,696	3,411,580
Principal payments on available-for-sale securities	1,044,487	1,111,906	825,889
Short sales and purchases of other derivative instruments	(81,330)	(55,038)	(388,171)
Proceeds from sales of other derivative instruments, net	73,966	163,657	138,171
Purchases of trading securities	(2,138,647)	(995,625)	(996,016)
Proceeds from sales of trading securities	1,145,410	1,000,946	1,001,904
Purchases of beneficial interests in securitization trusts	—	(30,550)	—
Proceeds from repayment of mortgage loans held-for-investment in securitization trusts	111,129	41,314	—
Purchases of mortgage servicing rights, net of purchase price adjustments	(65,704)	(499,024)	—
Purchases of investments in real estate	—	—	(293,745)
Purchase of entity	—	(6,404)	—
(Decrease)/increase in due to counterparties, net	(205,180)	(79,126)	359,909
Decrease/(increase) in restricted cash	64,876	(99,325)	(135,735)
Increase in escrow deposits of discontinued operations	—	—	(30,208)
Contribution of cash to Silver Bay Realty Trust Corp.	—	—	(995)
Net cash (used in) provided by investing activities	(2,698,243)	514,138	(6,906,479)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$213,091,865	$214,649,749	$70,643,808
Principal payments on repurchase agreements	(212,409,852)	(215,023,809)	(64,679,446)
Proceeds from issuance of collateralized borrowings in securitization trusts	728,519	307,119	—
Principal payments on collateralized borrowings in securitization trusts	(182,872)	(42,490)	—
Proceeds from Federal Home Loan Bank advances	4,796,411	—	—
Principal payments on Federal Home Loan Bank advances	(2,296,411)	—	—
Proceeds from issuance of common stock, net of offering costs	588	763,557	1,362,747
Proceeds from exercise of warrants	—	107,514	213,593
Repurchase of common stock	—	(23,894)	—
Dividends paid on common stock	(285,553)	(591,452)	(335,309)
Net cash provided by financing activities	3,442,695	146,294	7,205,393
Net (decrease) increase in cash and cash equivalents	(19,695)	204,379	461,092
Cash and cash equivalents at beginning of period	1,025,487	821,108	360,016
Cash and cash equivalents at end of period	$1,005,792	$1,025,487	$821,108

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Year Ended
	December 31,
	2014	2013	2012
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$79,276	$99,189	$11,766
Cash paid (received) for taxes	$5,905	$(4,266)	$3,637
Noncash Investing and Financing Activities:
Transfers of mortgage loans held-for-sale to mortgage loans held-for-investment in securitization trusts	$1,022,360	$413,848	$—
Consolidation of mortgage loans held-for-investment in securitization trusts	$—	$442,767	$—
Consolidation of collateralized borrowings in securitization trusts	$—	$412,217	$—
Additions to mortgage servicing rights due to sale of mortgage loans held-for-sale	$288	$—	$—
Contribution of Two Harbors Property Investment LLC to Silver Bay Realty Trust Corp.	$—	$—	$(319,040)
Equity securities and other assets received from Silver Bay Realty Trust Corp.	$—	$—	$330,676
Distribution of Silver Bay Realty Trust Corp. common stock	$—	$343,481	$—
Cashless exercise of warrants	$—	$75	$268
Dividends declared but not paid at end of period	$95,263	$—	$164,347
Reconciliation of mortgage loans held-for-sale:
Mortgage loans held-for-sale at beginning of period	$544,581	$58,607	$5,782
Purchases of mortgage loans held-for-sale	1,469,074	993,813	57,954
Transfers to mortgage loans held-for-investment in securitization trusts	(1,022,360)	(413,848)	—
Proceeds from sales of mortgage loans held-for-sale	(432,749)	(25,113)	—
Proceeds from repayment of mortgage loans held-for-sale	(38,545)	(35,267)	(5,521)
Realized and unrealized gains (losses) on mortgage loans held-for-sale	15,711	(33,611)	392
Mortgage loans held-for-sale at end of period	$535,712	$544,581	$58,607
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 1. Organization and Operations
Two Harbors Investment Corp., or the Company, is a Maryland corporation focused on investing in, financing and managing residential mortgage-backed securities, or RMBS, residential mortgage loans, mortgage servicing rights, or MSR, and other financial assets. The Company is externally managed and advised by PRCM Advisers LLC, or PRCM Advisers, which is a subsidiary of Pine River Capital Management L.P., or Pine River, a global multi-strategy asset management firm. The Company’s common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “TWO”.
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
On December 19, 2012, the Company completed the contribution of its portfolio of single-family rental properties to Silver Bay Realty Trust Corp., or Silver Bay, a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. The Company contributed its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay, and in exchange for its contribution, received shares of common stock of Silver Bay. Silver Bay completed its initial public offering, or IPO, of its common stock on December 19, 2012. Because the Company will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the years ended December 31, 2014, 2013 and 2012. See Note 4 - Discontinued Operations for additional information.
On April 30, 2013, one of the Company’s wholly owned subsidiaries acquired a company that holds approvals from the Federal National Mortgage Association, or Fannie Mae, the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Government National Mortgage Association, or Ginnie Mae, to hold and manage MSR. The MSR acquired in conjunction with the acquisition of this entity and those subsequently purchased represent the right to service mortgage loans. The Company and its subsidiaries do not originate or directly service mortgage loans, and instead contract with fully licensed subservicers to handle substantially all servicing functions for the loans underlying the Company’s MSR. See Note 9 - Servicing Activities for additional information.

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of all subsidiaries; intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles, or U.S. GAAP.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities, amount and timing of credit losses, prepayment rates, the period of time during which the Company anticipates an increase in the fair values of real estate securities sufficient to recover unrealized losses in those securities, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes due to supply and demand, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ from its estimates and the differences may be material.
Significant Accounting Policies
Available-for-Sale Securities, at Fair Value and Trading Securities, at Fair Value
The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other residential mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans (collectively “RMBS”) issued by Fannie Mae, Freddie Mac, and Ginnie Mae, or collectively, the government sponsored entities, or GSEs. The Company also invests in residential mortgage-backed securities that are not issued by the GSEs, or non-Agency RMBS, and U.S. Treasuries.
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
Determination of RMBS Fair Value
Fair value is determined under the guidance of Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, or ASC 820. The Company determines the fair value of its RMBS that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae (collectively, “Agency RMBS”), and U.S. Treasuries based upon prices obtained from third-party pricing providers or broker quotes received using the bid price, which are both deemed indicative of market activity. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of its non-Agency RMBS, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data.
If listed price data is not available or insufficient, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs. The Company classifies these securities as Level 3 assets. As of December 31, 2014, none of the investment securities portfolio is categorized as Level 3.
The Company’s application of ASC 820 guidance is discussed in further detail in Note 15 - Fair Value of these notes to the consolidated financial statements.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Interest income on the non-Agency RMBS that were purchased at a discount to par value and were rated below AA at the time of purchase is recognized based on the security’s effective interest rate. The effective interest rate on these securities is based on the projected cash flows from each security, which are estimated based on the Company’s observation of current information and events and include assumptions related to interest rates, prepayment rates, and the timing and amount of credit losses. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the AFS securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore actual maturities of AFS securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years.
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
Impairment
The Company evaluates its investment securities, on a quarterly basis, to assess whether a decline in the fair value of an AFS security below the Company’s amortized cost basis is an other-than-temporary impairment, or OTTI. The presence of OTTI is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if an entity (i) intends to sell the security, (ii) will more likely than not be required to sell the security before it recovers in value, or (iii) does not expect to recover the security’s amortized cost basis, even if the entity does not intend to sell the security. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment should be recognized currently in earnings and the cost basis of the investment security is adjusted. However, if an entity does not intend to sell the impaired debt security and it is more likely than not that it will not be required to sell before recovery, the OTTI is separated into (i) the estimated amount relating to credit loss, or credit component, and (ii) the amount relating to all other factors, or non-credit component. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss amount recognized in other comprehensive income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income in accordance with the effective interest method.
Mortgage Loans Held-for-Sale, at Fair Value
Mortgage loans held-for-sale are reported at fair value as a result of a fair value option election. Fair value is determined under the guidance of ASC 820. The Company determines the fair value of its mortgage loans held-for-sale by type of loan and the determination is generally based on current secondary market pricing or cash flow models using market-based yield requirements. See Note 15 - Fair Value of these notes to the financial statements for details on fair value measurement. The Company classifies mortgage loans held-for-sale based on management’s intent to sell them in the secondary whole loan market or include them in a securitization.
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
Securitizations and Variable Interest Entities
The Company purchases subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The securitization trusts are considered VIEs for financial reporting purposes and, thus, are reviewed for consolidation under the applicable consolidation guidance. As the Company has both the power to direct the activities of the securitization trusts that most significantly impact the entities’ performance, and the obligation to absorb losses

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

or the right to receive benefits of the entities that could be significant, the Company consolidates the trusts. The underlying loans are classified as mortgage loans held-for-investment in securitization trusts and the underlying debt is classified as collateralized borrowings in securitization trusts on the consolidated balance sheets. The interest income on mortgage loans held-for-investment and interest expense on collateralized borrowings are recorded on the consolidated statements of comprehensive income. See Note 15 - Fair Value of these notes to the consolidated financial statements for details on fair value measurement.
Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
Mortgage loans held-for-investment in securitization trusts related to the Company's on-balance sheet securitizations are reported at fair value as a result of a fair value option election. These securitized mortgage loans are legally isolated from the Company and have been structured to be beyond the reach of creditors of the Company. Fair value is determined under the guidance of ASC 820. The Company determines the fair value of its mortgage loans held-for-investment in securitization trusts by type of loan and the determination is generally based on current secondary market pricing or cash flow models using market-based yield requirements. See Note 15 - Fair Value of these notes to the consolidated financial statements for details on fair value measurement.
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
Mortgage Servicing Rights, at Fair Value
The Company’s MSR represent the right to service mortgage loans. The Company and its subsidiaries do not originate or directly service mortgage loans, and instead contract with fully licensed subservicers to handle substantially all servicing functions for the loans underlying the Company’s MSR. However, as an owner and manager of MSR, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the other assets line item on the consolidated balance sheets.
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
Accrued Interest Receivable
Accrued interest receivable represents interest that is due and payable to the Company. Cash interest is generally received within 30 days of recording the receivable.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

sheet date. Due to counterparties also includes purchase price holdbacks on MSR acquisitions for missing documents and early prepayments.
Derivative Financial Instruments, at Fair Value
In accordance with ASC 815, Derivatives and Hedging, as amended and interpreted, or ASC 815, all derivative financial instruments, whether designated for hedging relationships or not, are recorded on the consolidated balance sheet as assets or liabilities and carried at fair value.
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
The Company enters into interest rate derivative contracts for a variety of reasons, including minimizing fluctuations in earnings or market values on certain assets or liabilities that may be caused by changes in interest rates. The Company may, at times, enter into various forward contracts including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, and caps. Due to the nature of these instruments, they may be in a receivable/asset position or a payable/liability position at the end of an accounting period. Amounts payable to, and receivable from, the same party under contracts may be offset as long as the following conditions are met: (a) each of the two parties owes the other determinable amounts; (b) the reporting party has the right to offset the amount owed with the amount owed by the other party; (c) the reporting party intends to offset; and (d) the right of offset is enforceable by law. If the aforementioned conditions are not met, amounts payable to and receivable from are presented by the Company on a gross basis in the consolidated balance sheet.
The Company has provided specific disclosure regarding the location and amounts of derivative instruments in the financial statements and how derivative instruments and related hedged items are accounted for. See Note 12 - Derivative Instruments and Hedging Activities of these notes to the consolidated financial statements.
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
Repurchase Agreements
The Company finances the acquisition of certain of its investment securities and mortgage loans through the use of repurchase agreements. These repurchase agreements are generally short-term debt, which expire within one year. As of December 31, 2014, certain of the Company’s repurchase agreements have contractual terms of greater than one year, and are considered long-term debt. Borrowings under repurchase agreements generally bear interest rates of a specified margin over one-month LIBOR and are generally uncommitted. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements.
Collateralized Borrowings in Securitization Trusts, at Fair Value
Collateralized borrowings in securitization trusts related to the Company's on-balance sheet securitizations are reported at fair value as a result of a fair value option election. This long-term debt is nonrecourse to the Company beyond the assets held in the trusts. Fair value is determined under the guidance of ASC 820. The Company determines the fair value of its collateralized borrowings in securitization trusts based on prices obtained from third-party pricing providers, broker quotes received and other applicable market data. See Note 15 - Fair Value of these notes to the consolidated financial statements for details on fair value measurement.
Federal Home Loan Bank Advances
In December 2013, the Company’s wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, was accepted for membership in the Federal Home Loan Bank of Des Moines, or the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances.
As of December 31, 2014, the Company had FHLB advances with both short-term and long-term maturities. The advances with less than five year terms generally bear interest rates of one- or three-month LIBOR and the advances with 20-year terms generally bear interest rates of or one- or three-month MOVR, or the FHLB member option variable-rate. FHLB advances are treated as secured financing transactions and are carried at their contractual amounts.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Accrued Interest Payable
Accrued interest payable represents interest that is due and payable to third parties. Interest is generally paid within 30 days to three months of recording the payable, based upon the Company’s remittance requirements.
Deferred Tax Assets and Liabilities
Income recognition for U.S. GAAP and tax differ in certain respects. These differences often reflect differing accounting treatments for tax and U.S. GAAP, such as accounting for discount and premium amortization, credit losses, asset impairments, recognition of certain operating expenses and certain valuation estimates. Some of these differences are temporary in nature and create timing mismatches between when taxable income is earned and the tax is paid versus when the earnings (losses) for U.S. GAAP purposes, or GAAP net income (loss), are recognized and the tax provision is recorded. Some of these differences are permanent since certain income (or expense) may be recorded for tax purposes but not for U.S. GAAP purposes (or vice-versa). One such significant permanent difference is the Company’s ability as a REIT to deduct dividends paid to stockholders as an expense for tax purposes, but not for U.S. GAAP purposes.
As a result of these temporary differences, the Company’s taxable REIT subsidiaries, or TRSs, may recognize taxable income in periods prior or subsequent to when it recognizes income for U.S. GAAP purposes. When this occurs, the TRSs pay or defer the tax liability and establish deferred tax assets or deferred tax liabilities, respectively, for U.S. GAAP purposes.
As the income is subsequently realized in future periods under U.S. GAAP, the deferred tax asset is recognized as an expense. Alternatively, as the TRSs realize the deferred taxable income, the deferred tax liability is recognized as a reduction to taxable income. The Company’s deferred tax assets and/or liabilities are generated solely by differences in GAAP net income (loss) and taxable income (loss) at our taxable subsidiaries. U.S. GAAP and tax differences in the REIT may create additional deferred tax assets and/or liabilities to the extent the Company does not distribute all of its taxable income.
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
Earnings Per Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. For both basic and diluted per share calculations, potential common shares represents issued and unvested shares of restricted stock, which have full rights to the common stock dividend declarations of the Company. For diluted per share calculations, potential common shares also includes dilutive warrants if the weighted average market value per share of the Company’s common stock was above the strike price of the warrants during the period presented. In accordance with ASC 260, Earnings Per Share, or ASC 260, if there is a loss from continuing operations, the common stock equivalents are deemed anti-dilutive and earnings (loss) per share is calculated excluding the potential common shares. At 5:00 p.m. EST on November 7, 2013, all outstanding warrants expired, pursuant to the terms of the warrant agreement. No warrants remain outstanding as of December 31, 2014.
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
Equity Incentive Plan
The Company’s Restated 2009 Equity Incentive Plan, or the Plan, was approved by its stockholders on May 21, 2013. The Plan provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including PRCM Advisers and its affiliates. The Plan is administered by the compensation committee of the

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Company’s board of directors. The Plan permits the granting of restricted shares of common stock, phantom shares, dividend equivalent rights and other equity-based awards. See Note 21 - Equity Incentive Plan for further details regarding the Plan.
The cost of equity-based compensation awarded to employees provided by our manager is measured at fair value at each reporting date based on the price of the Company’s stock as of period end in accordance with ASC 505, Equity, or ASC 505, and amortized over the vesting term.
Offsetting Assets and Liabilities
Certain of the Company’s repurchase agreements are governed by underlying agreements that provide for a right of setoff in the event of default of either party to the agreement. The Company also has netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association, or ISDA, or central clearing exchange agreements, in the case of centrally cleared interest rate swaps. Additionally, the Company and the counterparty or clearing agency are required to post cash collateral based upon the net underlying market value of the Company’s open positions with the counterparty.
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
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of December 31, 2014 and December 31, 2013:

	December 31, 2014
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$443,490	$(62,699)	$380,791	$(90,233)	$—	$290,558
Total Assets	$443,490	$(62,699)	$380,791	$(90,233)	$—	$290,558

Liabilities
Repurchase agreements	$(12,932,463)	$—	$(12,932,463)	$12,932,463	$—	$—
Derivative liabilities	(152,932)	62,699	(90,233)	90,233	—	—
Total Liabilities	$(13,085,395)	$62,699	$(13,022,696)	$13,022,696	$—	$—

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
Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity
In August 2014, the FASB issued ASU No. 2014-13, which updates the guidance on measuring the financial assets and financial liabilities of consolidated collateralized financing entities, or CFEs. The update will allow an entity to measure both the financial assets and financial liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. The ASU will require certain recurring disclosures and is effective for annual periods beginning on or after December 15, 2015, with early adoption permitted as of the beginning of an annual period. The Company will early adopt this ASU for the 2015 annual period and has determined this ASU will not have a material impact on the Company’s consolidated financial condition or results of operations.
Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure
In August 2014, the FASB issued ASU No. 2014-14, which requires that, upon foreclosure, a mortgage loan that is fully guaranteed under certain government programs be derecognized and a separate receivable be recognized when specific criteria are met. The ASU will require certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2014, with early adoption permitted. The Company will adopt this ASU for the 2015 annual period and has determined this ASU will not have a material impact on the Company’s consolidated financial condition or results of operations.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
In August 2014, the FASB issued ASU No. 2014-15, which requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern for both annual and interim reporting periods. The ASU will require certain disclosures if it concludes that substantial doubt exists and plans to alleviate that doubt. It is effective for annual periods ending after December 15, 2016, and for both annual and interim periods thereafter, with early adoption permitted. The Company does not expect this ASU to have any impact on the Company’s consolidated financial condition or results of operations.

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
The following table presents a summary of the assets and liabilities of the consolidated securitization trusts as reported on the consolidated balance sheets:

(in thousands)	December 31, 2014	December 31, 2013
Mortgage loans held-for-investment in securitization trusts	$1,744,746	$792,390
Accrued interest receivable	10,197	4,506
Total Assets	$1,754,943	$796,896
Collateralized borrowings in securitization trusts	1,209,663	639,731
Accrued interest payable	3,678	1,596
Other liabilities	6,480	2,724
Total Liabilities	$1,219,821	$644,051

Note 4. Discontinued Operations
On December 19, 2012, the Company completed the contribution of its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay. Two Harbors Property Investment LLC previously housed the Company’s portfolio of single-family rental properties. Because the Company will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the years ended December 31, 2013 and 2012.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Summarized financial information for the discontinued operations are presented below.

	Year Ended
	December 31,
	2014	2013	2012
Income:
Gain on contribution of entity	$—	$3,861	$10,641
Real estate related revenues	—	—	2,730
Total income	—	3,861	13,371
Expenses:
Management fees	—	—	1,579
Real estate related expenses	—	—	4,731
Other operating expenses	—	(138)	2,571
Total expenses	—	(138)	8,881
Income (loss) from discontinued operations	$—	$3,999	$4,490

In addition to the gain on contribution of entity that was recorded in 2012 in connection with the closing of the contribution, certain adjustments were agreed to be recognized in 2013. These included an installment sales gain of approximately $4.0 million from Silver Bay, a reduction of 2013 management fees payable to PRCM Advisers of $4.3 million, and an immaterial amount of additional working capital adjustments determined in accordance with the contribution agreement entered into with Silver Bay. Of these amounts, $3.9 million of the installment sales gain was recorded as a gain on contribution of entity within discontinued operations, and the full $4.3 million of the reduction of 2013 management fees payable to PRCM Advisers was recorded within management fees, on the consolidated statements of comprehensive income for the year ended December 31, 2013. The remaining $0.1 million recorded within discontinued operations on the consolidated statements of comprehensive income for the year ended December 31, 2013 relates to accrual adjustments for transaction expenses related to the contribution. No further adjustments were recognized during 2014. See Note 24 - Related Party Transactions for additional information.

Note 5. Available-for-Sale Securities, at Fair Value
The Company holds available-for-sale, or AFS, investment securities, which are carried at fair value. AFS securities exclude the retained interests from the Company’s on-balance sheet securitizations, as they are eliminated in consolidation in accordance with U.S. GAAP. The following table presents the Company’s AFS investment securities by collateral type as of December 31, 2014 and December 31, 2013:

(in thousands)	December 31, 2014	December 31, 2013
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$2,418,546	$2,977,291
Federal National Mortgage Association	6,768,875	4,435,820
Government National Mortgage Association	2,104,896	2,084,298
Non-Agency	3,048,785	2,759,318
Total mortgage-backed securities	$14,341,102	$12,256,727

At December 31, 2014 and December 31, 2013, the Company pledged AFS securities with a carrying value of $14.2 billion and $12.3 billion, respectively, as collateral for repurchase agreements and FHLB advances. See Note 16 - Repurchase Agreements and Note 18 - Federal Home Loan Bank of Des Moines Advances.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

At December 31, 2014 and December 31, 2013, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, or ASC 860, to be considered linked transactions and therefore classified as derivatives.
The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of December 31, 2014 and December 31, 2013:

	December 31, 2014
(in thousands)	Agency	Non-Agency	Total
Face Value	$13,421,555	$4,291,872	$17,713,427
Unamortized premium	676,641	—	676,641
Unamortized discount
Designated credit reserve	—	(927,605)	(927,605)
Net, unamortized	(3,009,782)	(967,368)	(3,977,150)
Amortized Cost	11,088,414	2,396,899	13,485,313
Gross unrealized gains	238,291	653,529	891,820
Gross unrealized losses	(34,388)	(1,643)	(36,031)
Carrying Value	$11,292,317	$3,048,785	$14,341,102

	December 31, 2013
(in thousands)	Agency	Non-Agency	Total
Face Value	$11,919,590	$4,474,353	$16,393,943
Unamortized premium	621,279	—	621,279
Unamortized discount
Designated credit reserve	—	(1,234,449)	(1,234,449)
Net, unamortized	(2,897,222)	(1,071,559)	(3,968,781)
Amortized Cost	9,643,647	2,168,345	11,811,992
Gross unrealized gains	102,600	595,179	697,779
Gross unrealized losses	(248,838)	(4,206)	(253,044)
Carrying Value	$9,497,409	$2,759,318	$12,256,727

The following tables present the carrying value of the Company’s AFS investment securities by rate type as of December 31, 2014 and December 31, 2013:

	December 31, 2014
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$128,285	$2,558,832	$2,687,117
Fixed Rate	11,164,032	489,953	11,653,985
Total	$11,292,317	$3,048,785	$14,341,102

	December 31, 2013
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$1,006,621	$2,403,078	$3,409,699
Fixed Rate	8,490,788	356,240	8,847,028
Total	$9,497,409	$2,759,318	$12,256,727

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
The following table presents the changes for the years ended December 31, 2014 and 2013 of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	Year Ended December 31,
	2014			2013
(in thousands)	Designated Credit Reserve	Unamortized Net Discount	Total	Designated Credit Reserve	Unamortized Net Discount	Total
Beginning balance at January 1	$(1,234,449)	$(1,071,559)	$(2,306,008)	$(1,290,946)	$(996,490)	$(2,287,436)
Acquisitions	(77,506)	(58,007)	(135,513)	(179,678)	(369,651)	(549,329)
Accretion of net discount	—	127,352	127,352	886	142,321	143,207
Realized credit losses	16,528	—	16,528	33,130	—	33,130
Reclassification adjustment for other-than-temporary impairments	(392)	—	(392)	(1,662)	—	(1,662)
Transfers from (to)	115,894	(115,894)	—	97,101	(97,101)	—
Sales, calls, other	252,320	150,740	403,060	106,720	249,362	356,082
Ending balance at December 31	$(927,605)	$(967,368)	$(1,894,973)	$(1,234,449)	$(1,071,559)	$(2,306,008)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of December 31, 2014 and December 31, 2013. At December 31, 2014, the Company held 1,452 AFS securities, of which 57 were in an unrealized loss position for less than twelve consecutive months and 172 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2013, the Company held 1,431 AFS securities, of which 447 were in an unrealized loss position for less than twelve months and 114 were in an unrealized loss position for more than twelve consecutive months.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2014	$413,102	$(3,146)	$1,323,688	$(32,885)	$1,736,790	$(36,031)
December 31, 2013	$4,902,813	$(171,651)	$1,186,692	$(81,393)	$6,089,505	$(253,044)

Evaluating AFS Securities for Other-Than-Temporary Impairments
In evaluating AFS securities for OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred. If the Company does not intend to sell and is not more likely than not required to sell the security, the credit loss is recognized in earnings and the balance of the unrealized loss is

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

recognized in other comprehensive income. If the Company intends to sell the security or will be more likely than not required to sell the security, the full unrealized loss is recognized in earnings.
The Company recorded a $0.4 million other-than-temporary credit impairment during the year ended December 31, 2014 on a total of three non-Agency RMBS where the future expected cash flows for each security were less than its amortized cost. As of December 31, 2014, impaired securities with a carrying value of $161.1 million had actual weighted average cumulative losses of 10.9%, a weighted average three-month prepayment speed of 3.7%, weighted average 60+ day delinquencies of 29.7% of the pool balance, and weighted average FICO score of 664. At December 31, 2014, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities, therefore, only the projected credit loss was recognized in earnings. During the years ended December 31, 2013 and 2012, the Company recorded $1.7 million and $11.0 million in other-than-temporary credit impairments on four and 33 non-Agency RMBS, respectively, where the future expected cash flows for each security were less than its amortized cost.
The following table presents the changes in OTTI included in earnings for the years ended December 31, 2014, 2013 and 2012:

	Year Ended
	December 31,
(in thousands)	2014	2013	2012
Cumulative credit loss at beginning of year	$(9,467)	$(15,561)	$(5,102)
Additions:
Other-than-temporary impairments not previously recognized	(91)	—	(9,537)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	(301)	(1,662)	(1,415)
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	464	1,677	250
Decreases related to other-than-temporary impairments on securities sold	1,154	6,079	243
Cumulative credit loss at end of year	$(8,241)	$(9,467)	$(15,561)

Cumulative credit losses related to OTTI may be reduced for securities sold as well as for securities that mature, pay down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain (loss) on investment securities in the Company’s consolidated statements of comprehensive income. For the years ended December 31, 2014, 2013 and 2012, the Company sold AFS securities for $3.5 billion, $4.4 billion and $3.4 billion with an amortized cost of $3.4 billion, $4.5 billion and $3.3 billion, for net realized gains of $84.4 million, losses of $64.5 million, and gains of $112.9 million, respectively.
The following table presents the gross realized gains and losses on sales of AFS securities for the years ended December 31, 2014, 2013 and 2012:

	Year Ended
	December 31,
(in thousands)	2014	2013	2012
Gross realized gains	$162,235	$202,112	$115,750
Gross realized losses	(77,820)	(266,620)	(2,859)
Total realized gains (losses) on sales, net	$84,415	$(64,508)	$112,891

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 6. Trading Securities, at Fair Value
The Company holds U.S. Treasuries in a TRS and classifies these securities as trading instruments due to short-term investment objectives. As of December 31, 2014 and December 31, 2013, the Company held U.S. Treasuries with an amortized cost of $2.0 billion and $996.1 million, and a fair value of $2.0 billion and $1.0 billion, respectively, classified as trading securities. Included within trading securities were unrealized gains of $1.4 million and $4.1 million as of December 31, 2014 and December 31, 2013, respectively.
For the years ended December 31, 2014, 2013 and 2012, the Company sold trading securities for $1.1 billion, $1.0 billion and $1.0 billion with an amortized cost of $1.1 billion, $997.9 million and $1.0 billion, resulting in realized gains of $5.5 million, $3.0 million and $1.7 million, respectively, on the sale of these securities.
For the years ended December 31, 2014, 2013 and 2012, trading securities experienced change in unrealized losses of $2.7 million and $1.0 million and gains of $2.0 million, respectively. Both realized and unrealized gains and losses are recorded as a component of gain (loss) on investment securities in the consolidated statements of comprehensive income.
At December 31, 2014 and December 31, 2013, the Company pledged trading securities with a carrying value of $2.0 billion and $1.0 billion, respectively, as collateral for repurchase agreements. See Note 16 - Repurchase Agreements.

Note 7. Mortgage Loans Held-for-Sale, at Fair Value
Mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of a fair value option election. The following table presents the carrying value of the Company’s mortgage loans held-for-sale as of December 31, 2014 and December 31, 2013:

(in thousands)	December 31, 2014	December 31, 2013
Unpaid principal balance	$534,101	$680,840
Fair value adjustment	1,611	(136,259)
Carrying value	$535,712	$544,581

At December 31, 2014 and December 31, 2013, the Company pledged mortgage loans with a carrying value of $416.8 million and $200.8 million, respectively, as collateral for repurchase agreements and FHLB advances. See Note 16 - Repurchase Agreements and Note 18 - Federal Home Loan Bank of Des Moines Advances.

Note 8. Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
The Company purchases subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The underlying residential mortgage loans held by the trusts, which are consolidated on the Company’s consolidated balance sheet, are classified as mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. The following table presents the carrying value of the Company’s mortgage loans held-for-investment in securitization trusts as of December 31, 2014 and December 31, 2013:

(in thousands)	December 31, 2014	December 31, 2013
Unpaid principal balance	$1,699,748	$812,538
Fair value adjustment	44,998	(20,148)
Carrying value	$1,744,746	$792,390

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 9. Servicing Activities
Mortgage Servicing Rights, at Fair Value
On April 30, 2013, one of the Company’s wholly owned subsidiaries acquired a company that holds approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSR. The MSR acquired in conjunction with this acquisition and those subsequently purchased represent the right to service mortgage loans. The Company and its subsidiaries do not originate or directly service mortgage loans, and instead contract with fully licensed subservicers to handle substantially all servicing functions for the loans underlying the Company’s MSR. The following table summarizes activity related to MSR for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
(in thousands)	2014	2013
Balance at beginning of period	$514,402	$—
Additions from purchases of servicing rights	67,533	500,521
Additions from sales of mortgage loans	288	—
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	(73,573)	20,651
Other changes in fair value (1)	(54,815)	(6,770)
Other changes (2)	(1,829)	—
Balance at end of period	$452,006	$514,402
____________________

(1)	Other changes in fair value primarily represents changes due to the realization of expected cash flows.

(2)	Other changes includes purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.

As of December 31, 2014 and December 31, 2013, the Company’s key economic assumptions and the sensitivity of the fair value of its MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(in thousands)	December 31, 2014	December 31, 2013
Weighted average prepayment speed:	11.9%	9.5%
Impact on fair value of 10% adverse change	$(14,012)	$(19,305)
Impact on fair value of 20% adverse change	$(31,640)	$(37,187)
Weighted average delinquency:	5.6%	4.0%
Impact on fair value of 10% adverse change	$(3,616)	$(8,835)
Impact on fair value of 20% adverse change	$(6,780)	$(17,642)
Weighted average discount rate:	9.5%	9.0%
Impact on fair value of 10% adverse change	$(16,272)	$(21,037)
Impact on fair value of 20% adverse change	$(31,640)	$(40,642)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

economically hedges the impact of these risks with AFS securities and derivative financial instruments. Refer to Note 12 - Derivative Instruments and Hedging Activities for additional information regarding the derivative financial instruments used to economically hedge MSR.
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s consolidated statements of comprehensive income for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
(in thousands)	2014	2013
Servicing fee income	$125,061	$11,807
Ancillary fee income	2,210	204
Float income	889	—
Total	$128,160	$12,011

Mortgage Servicing Advances
In connection with the servicing of loans, the Company’s subservicers make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances, including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances, which are funded by the Company, totaled $27.5 million and $7.3 million and were included in other assets on the consolidated balance sheet as of December 31, 2014 and December 31, 2013, respectively.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of loans owned and classified as mortgage loans held-for-sale, loans held in consolidated VIEs classified as mortgage loans held-for-investment in securitization trusts and loans underlying MSR. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage loans held-for-sale	1,008	$534,101	2,890	$680,840
Mortgage loans held-for-investment in securitization trusts	487	358,458	537	425,209
Mortgage servicing rights (1)	224,073	44,949,061	210,441	42,324,328
Total serviced mortgage assets	225,568	$45,841,620	213,868	$43,430,377
____________________

(1)	Includes mortgage loans held-for-investment in securitization trusts for which the Company is the named servicing administrator.

Note 10. Restricted Cash
The Company is required to maintain certain cash balances with counterparties for securities and derivatives trading activity and collateral for the Company’s repurchase agreements and FHLB advances in restricted accounts. The Company has also placed cash in a restricted account pursuant to a letter of credit on an office space lease.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table presents the Company’s restricted cash balances as of December 31, 2014 and December 31, 2013:

(in thousands)	December 31, 2014	December 31, 2013
Restricted cash balances held by trading counterparties:
For securities trading activity	$12,000	$9,000
For derivatives trading activity	211,989	191,107
As restricted collateral for repurchase agreements and Federal Home Loan Bank advances	112,435	201,194
	336,424	401,301
Restricted cash balance pursuant to letter of credit on office lease	347	346
Total	$336,771	$401,647

Note 11. Accrued Interest Receivable
The following table presents the Company’s accrued interest receivable by collateral type:

(in thousands)	December 31, 2014	December 31, 2013
Accrued Interest Receivable:
U.S. Treasuries	$8,084	$2,361
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	8,734	10,583
Federal National Mortgage Association	22,392	15,034
Government National Mortgage Association	10,290	10,007
Non-Agency	3,835	3,676
Total mortgage-backed securities	45,251	39,300
Mortgage loans held-for-sale	1,997	4,136
Mortgage loans held-for-investment in securitization trusts	10,197	4,506
Total	$65,529	$50,303

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Balance Sheet Presentation
In accordance with ASC 815, the Company records derivative financial instruments on its consolidated balance sheet as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative instruments and whether they qualify for hedge accounting treatment. Due to the volatility of the credit markets and difficulty in effectively matching pricing or cash flows, the Company has elected to treat all current derivative contracts as trading instruments.
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading instruments as of December 31, 2014 and December 31, 2013.

(in thousands)	December 31, 2014
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$188,592	$1,168,226	$—	$—
Interest rate swap agreements	55,471	9,569,000	(65,392)	9,015,000
Credit default swaps	—	—	(1,672)	125,000
Swaptions, net	121,591	9,550,000	(4,999)	2,860,000
TBAs	10,350	875,000	(17,687)	2,200,000
Put and call options for TBAs, net	90	2,000,000	—	—
Constant maturity swaps	2,013	12,000,000	(483)	2,000,000
Markit IOS total return swaps	1,387	598,459	—	—
Forward purchase commitments	1,297	554,838	—	—
Total	$380,791	$36,315,523	$(90,233)	$16,200,000

(in thousands)	December 31, 2013
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$221,364	$1,525,845	$—	$—
Interest rate swap agreements	25,325	19,619,000	—	—
Credit default swaps	—	—	(18,049)	427,073
Swaptions, net	269,745	5,130,000	—	—
TBAs	33,425	4,097,000	(125)	400,000
Constant maturity swaps	—	—	(3,773)	10,000,000
Markit IOS total return swaps	—	—	(134)	49,629
Forward purchase commitments	—	12,063	—	—
Total	$549,859	$30,383,908	$(22,081)	$10,876,702

Comprehensive Income Statement Presentation
The Company has not applied hedge accounting to its current derivative portfolio held to mitigate the interest rate risk and credit risk associated with its portfolio. As a result, the Company is subject to volatility in its earnings due to movement in the unrealized gains and losses associated with its interest rate swaps and its other derivative instruments.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table summarizes the location and amount of gains and losses on derivative instruments reported in the consolidated statements of comprehensive income on its derivative trading instruments:

(in thousands)
Trading Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Year Ended December 31,
		2014	2013	2012
Interest rate risk management
TBAs (1)	(Loss) gain on other derivative instruments	$(69,921)	$151,021	$(30,897)
Put and call options for TBAs (1)	(Loss) gain on other derivative instruments	(14,070)	7,798	—
Constant maturity swaps (1)	(Loss) gain on other derivative instruments	6,340	(11,438)	—
Short U.S. Treasuries (1)	(Loss) gain on other derivative instruments	(8)	(991)	(1,768)
Interest rate swap agreements - Receivers (1)	(Loss) gain on interest rate swap and swaption agreements	201,536	(14,472)	—
Interest rate swap agreements - Payers (1)	(Loss) gain on interest rate swap and swaption agreements	(114,121)	6,400	(13,056)
Swaptions (1)	(Loss) gain on interest rate swap and swaption agreements	(242,795)	123,033	(35,012)
Markit IOS total return swaps (1)	(Loss) gain on other derivative instruments	8,061	(1,087)	—
Forward sale commitments (1)	Gain (loss) on mortgage loans held-for-sale	—	—	(26)
Interest rate swap agreements - Payers (2)	(Loss) gain on interest rate swap and swaption agreements	(190,267)	130,268	(111,707)
Credit risk management
Credit default swaps - Receive protection (3)	(Loss) gain on other derivative instruments	1,742	(74,840)	(61,935)
Non-risk management
TBAs	(Loss) gain on other derivative instruments	(4,701)	38,297	—
Inverse interest-only securities	(Loss) gain on other derivative instruments	55,028	(13,415)	41,706
Credit default swaps - Provide protection	(Loss) gain on other derivative instruments	—	—	11,988
Forward purchase commitments	Gain (loss) on mortgage loans held-for-sale	4,729	(20,015)	2,396
Total		$(358,447)	$320,559	$(198,311)
____________________

(1)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s investment portfolio.

(2)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s repurchase agreements and FHLB advances.

(3)	Includes derivative instruments held to mitigate credit risk associated with the Company’s non-Agency RMBS and mortgage loans held-for-sale.

For the years ended December 31, 2014, 2013 and 2012, the Company recognized $91.8 million, $58.5 million and $38.4 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $23.3 billion, $17.0 billion and $9.9 billion notional, respectively, and receiving either LIBOR interest or a fixed interest rate.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table presents information with respect to the volume of activity in the Company’s derivative instruments during the years ended December 31, 2014 and 2013:

(in thousands)
Year Ended December 31,	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
2014
Inverse interest-only securities	$1,525,845	$29,372	$(386,991)	$1,168,226	$1,324,581	$414
Interest rate swap agreements	19,619,000	24,215,598	(25,250,598)	18,584,000	23,329,504	(803)
Credit default swaps	427,073	—	(302,073)	125,000	138,418	(13,705)
Swaptions, net	5,130,000	15,860,000	(8,580,000)	12,410,000	9,460,438	(54,586)
TBAs, net	603,000	(10,882,000)	8,954,000	(1,325,000)	827,140	(33,985)
Put and call options for TBAs, net	—	5,500,000	(3,500,000)	2,000,000	772,603	(13,555)
Constant maturity swaps	10,000,000	46,000,000	(42,000,000)	14,000,000	11,715,068	1,037
Markit IOS total return swaps	49,629	586,550	(37,720)	598,459	437,604	—
Short U.S. Treasuries	—	(125,000)	125,000	—	342	2
Forward purchase commitments	12,063	2,753,280	(2,210,505)	554,838	361,326	3,431
Total	$37,366,610	$83,937,800	$(73,188,887)	$48,115,523	$48,367,024	$(111,750)
2013
Inverse interest-only securities	$1,909,351	$245,260	$(628,766)	$1,525,845	$1,782,306	$—
Interest rate swap agreements	14,070,000	27,787,000	(22,238,000)	19,619,000	16,965,918	41,096
Credit default swaps	438,440	2,500,000	(2,511,367)	427,073	1,031,857	(53,154)
Swaptions, net	4,950,000	420,000	(240,000)	5,130,000	5,592,274	(28,803)
TBAs, net	953,000	2,734,000	(3,084,000)	603,000	677,180	157,696
Put and call options for TBAs, net	—	3,748,000	(3,748,000)	—	420,334	7,798
Constant maturity swaps	—	31,000,000	(21,000,000)	10,000,000	7,972,527	(7,665)
Markit IOS total return swaps	—	50,574	(945)	49,629	12,313	—
Short U.S. Treasuries	—	(400,000)	400,000	—	6,658	(876)
Forward purchase commitments	56,865	529,582	(574,384)	12,063	57,489	(19,780)
Total	$22,377,656	$68,614,416	$(53,625,462)	$37,366,610	$34,518,856	$96,312
____________________

(1)	Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the consolidated statements of cash flows. Derivative fair value adjustments are reflected within the unrealized loss (gain) on interest rate swaps and swaptions, unrealized (gain) loss on other derivative instruments, and (gain) loss on mortgage loans held-for-sale line items within the operating activities section of the consolidated statements of cash flows. Realized losses on interest rate swap and swaption agreements are reflected within the loss (gain) on termination and option expiration of interest rate swaps and swaptions line item within the operating activities section of the consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the short sales and purchases of other derivative instruments, proceeds from sales of other derivative instruments, net and (decrease) increase in due to counterparties, net line items within the investing activities section of the consolidated statements of cash flows.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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
As of December 31, 2014 and December 31, 2013, the Company had outstanding fair value of $55.7 million and $75.6 million, respectively, of interest-only securities in place to economically hedge its investment securities. These interest-only securities are included in AFS securities, at fair value, in the consolidated balance sheets.
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
TBAs. At times, the Company may use TBAs for risk management purposes or as a means of deploying capital until targeted investments are available and to take advantage of temporary displacements in the marketplace. TBAs are forward contracts for the purchase (long notional positions) or sale (short notional positions) of Agency RMBS. The issuer, coupon and stated maturity of the Agency RMBS are predetermined as well as the trade price, face amount and future settle date (published each month by the Securities Industry and Financial Markets Association). However, the specific Agency RMBS to be delivered upon settlement is not known at the time of the TBA transaction. As a result, and because physical delivery of the Agency RMBS upon settlement cannot be assured, the Company accounts for TBAs as derivative instruments.
As of December 31, 2014, $0.9 billion of the Company’s long notional TBA positions and $2.2 billion of the Company’s short notional TBA positions were held in order to economically hedge portfolio risk. As of December 31, 2013, $0.4 billion of the Company’s long notional TBA positions and $1.9 billion of the Company’s short notional TBA positions were held in order to economically hedge portfolio risk, while the remaining $2.2 billion long notional TBA positions were held for non-risk management purposes (see discussion of “Non-Risk Management Activities” below). The Company discloses these positions on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of December 31, 2014 and December 31, 2013:

	As of December 31, 2014
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$875,000	$862,868	$873,218	$10,350	$—
Sale contracts	(2,200,000)	(2,294,813)	(2,312,500)	—	(17,687)
TBAs, net	$(1,325,000)	$(1,431,945)	$(1,439,282)	$10,350	$(17,687)

	As of December 31, 2013
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$2,550,000	$2,749,648	$2,767,295	$17,771	$(125)
Sale contracts	(1,947,000)	(1,959,256)	(1,943,602)	15,654	—
TBAs, net	$603,000	$790,392	$823,693	$33,425	$(125)
___________________

(1)	Notional amount represents the face amount of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid/(received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the TBA (or of the underlying Agency RMBS) as of period-end.

(4)
Net carrying value represents the difference between the market value of the TBA as of period-end and its cost basis, and is reported in derivative assets / (liabilities), at fair value, in the consolidated balance sheets.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Put and Call Options for TBAs. As of December 31, 2014, the Company had purchased put options for TBAs with a total notional amount of $2.0 billion and paid upfront premiums of approximately $0.6 million. Each of the options will expire in February 2015. The put options had a net fair market value of $0.1 million, included in derivative assets, at fair value, in the consolidated balance sheet as of December 31, 2014. During the year ended December 31, 2013, the Company had purchased and sold put and call options for TBAs; however, the Company did not hold any put or call options for TBAs as of December 31, 2013.
Constant Maturity Swaps. The Company has also entered into constant maturity swaps between the 10-year interest rate swap curve and the yield to maturity on a 30-year Fannie Mae TBA to economically hedge mortgage spread widening risk. The Company had the following constant maturity swaps agreements in place at December 31, 2014 and December 31, 2013:

(notional and dollars in thousands)
December 31, 2014
Determination Date	Average Strike Swap Rate	Notional Amount	Fair Value	Upfront Premium Paid	Unrealized Gain/(Loss)
January 2015	0.538%	$7,000,000	$1,502	$—	$1,502
February 2015	0.572%	2,000,000	(13)	—	(13)
March 2015	0.552%	5,000,000	41	—	41
Total	0.548%	$14,000,000	$1,530	$—	$1,530

(notional and dollars in thousands)
December 31, 2013
Determination Date	Average Strike Swap Rate	Notional Amount	Fair Value	Upfront Premium Paid	Unrealized Gain/(Loss)
February 2014	0.768%	$3,000,000	$625	$—	$625
March 2014	0.850%	5,000,000	(3,171)	—	(3,171)
June 2014	0.828%	2,000,000	(1,227)	—	(1,227)
Total	0.821%	$10,000,000	$(3,773)	$—	$(3,773)

Interest Rate Swap Agreements. As of December 31, 2014 and December 31, 2013, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk associated with the Company’s investment portfolio whereby the Company receives interest at a 3-month LIBOR rate:

(notional in thousands)
December 31, 2014
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2017	$2,000,000	1.070%	0.229%	2.54
2018	2,040,000	1.563%	0.238%	3.94
2019 and Thereafter	900,000	2.378%	0.255%	6.24
Total	$4,940,000	1.512%	0.237%	3.80

(notional in thousands)
December 31, 2013
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2016	1,000,000	0.955%	0.239%	2.67
2018 and Thereafter	2,040,000	1.563%	0.241%	4.94
Total	$3,040,000	1.363%	0.240%	4.20

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Additionally, as of December 31, 2014 and December 31, 2013, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk associated with the Company’s investment portfolio whereby the Company pays interest at a 3-month LIBOR rate:

(notional in thousands)
December 31, 2014
Swaps Maturities	Notional Amounts	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2018	$575,000	0.231%	1.440%	3.89
2019 and Thereafter	1,579,000	0.239%	2.794%	9.19
Total	$2,154,000	0.237%	2.433%	7.77

(notional in thousands)
December 31, 2013
Swaps Maturities	Notional Amounts	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2018 and Thereafter	2,154,000	0.240%	2.337%	7.84
Total	$2,154,000	0.240%	2.337%	7.84

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
As of December 31, 2014 and December 31, 2013, the Company had the following outstanding interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) risk associated with the Company’s short-term repurchase agreements and FHLB advances:

(notional in thousands)
December 31, 2014
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2016	$4,100,000	0.667%	0.249%	1.65
2017	5,285,000	1.063%	0.248%	2.55
2018	625,000	0.945%	0.233%	3.08
2019 and Thereafter	1,480,000	2.408%	0.235%	7.70
Total	$11,490,000	1.089%	0.246%	2.92

(notional in thousands)
December 31, 2013
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2014	3,900,000	0.300%	0.245%	0.76
2015	1,000,000	0.383%	0.244%	1.04
2016	2,950,000	0.626%	0.246%	2.42
2017	5,300,000	0.920%	0.217%	3.49
2018 and Thereafter	1,275,000	1.406%	0.242%	5.04
Total	$14,425,000	0.698%	0.235%	2.50

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Interest Rate Swaptions. As of December 31, 2014 and December 31, 2013, the Company had the following outstanding interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would either pay or receive a fixed rate) that were utilized as macro-economic hedges:

December 31, 2014
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	≥ 6 Months	$255,358	$130,120	56.62	$8,210,000	4.12%	3M Libor	7.4
Total Payer		$255,358	$130,120	56.62	$8,210,000	4.12%	3M Libor	7.4

Receiver	< 6 Months	$10,715	$6,462	3.38	$5,000,000	3M Libor	1.35%	5.0
Total Receiver		$10,715	$6,462	3.38	$5,000,000	3M Libor	1.35%	5.0

Sale contracts:
Payer	≥ 6 Months	$(81,248)	$(19,990)	30.02	$(800,000)	3.44%	3M Libor	10.0
Total Payer		$(81,248)	$(19,990)	30.02	$(800,000)	3.44%	3M Libor	10.0

December 31, 2013
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$10,431	$10,458	2.78	$675,000	3.33%	3M Libor	10.0
Payer	≥ 6 Months	223,504	353,108	39.14	6,000,000	4.27%	3M Libor	9.0
Total Payer		$233,935	$363,566	38.16	$6,675,000	4.18%	3M Libor	9.1

Receiver	< 6 Months	$3,991	$681	1.93	$275,000	3M Libor	2.89%	10.0
Total Receiver		$3,991	$681	1.93	$275,000	3M Libor	2.89%	10.0

Sale contracts:
Payer	< 6 Months	$(3,455)	$(7,679)	1.93	$(510,000)	1.60%	3M Libor	5.0
Payer	≥ 6 Months	(81,248)	(86,361)	42.02	(800,000)	3.44%	3M Libor	10.0
Total Payer		$(84,703)	$(94,040)	33.68	$(1,310,000)	2.72%	3M Libor	8.1

Receiver	< 6 Months	$(3,455)	$(462)	1.93	$(510,000)	3M Libor	1.60%	5.0
Total Receiver		$(3,455)	$(462)	1.93	$(510,000)	3M Libor	1.60%	5.0

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Markit IOS Total Return Swaps. The Company also enters into total return swaps (agreements whereby the Company receives or makes payments based on the total return of an underlying instrument or index, such as the Markit IOS Index, in exchange for fixed or floating rate interest payments) to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our investment portfolio (referred to as “convexity risk”). Total return swaps based on the Markit IOS Index are intended to synthetically replicate the performance of interest-only securities. The Company had the following total return swap agreements in place at December 31, 2014 and December 31, 2013:

(notional and dollars in thousands)
December 31, 2014
Maturity Date	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain/(Loss)
1/12/2043	$(411,281)	$763	$(1,457)	$(694)
1/12/2044	(187,178)	624	(275)	349
Total	$(598,459)	$1,387	$(1,732)	$(345)

(notional and dollars in thousands)
December 31, 2013
Maturity Date	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain/(Loss)
1/12/2043	$(49,629)	$(134)	$(453)	$(587)
Total	$(49,629)	$(134)	$(453)	$(587)

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
Credit Default Swaps. For non-Agency investment securities and mortgage loans, the Company may enter into credit default swaps to hedge credit risk. In future periods, the Company could enhance its credit risk protection, enter into further paired derivative positions, including both long and short credit default swaps and/or seek opportunistic trades in the event of a market disruption (see discussion of “Non-Risk Management Activities” below). The Company also has processes and controls in place to monitor, analyze, manage and mitigate its credit risk with respect to non-Agency RMBS and mortgage loans.
As of December 31, 2014 and December 31, 2013, the Company held credit default swaps whereby the Company received credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company’s credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.
The following tables present credit default swaps where the Company is receiving protection held as of December 31, 2014 and December 31, 2013:

(notional and dollars in thousands)
December 31, 2014
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain/(Loss)
Receive	6/20/2016	105.50	$(100,000)	$(1,350)	$(260)	$(1,610)
	12/20/2016	496.00	(25,000)	(322)	(4,062)	(4,384)
	Total	183.60	$(125,000)	$(1,672)	$(4,322)	$(5,994)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of December 31, 2014, the fair value of derivative financial instruments as an asset and liability position was $380.8 million and $90.2 million, respectively.
The Company attempts to mitigate its credit risk exposure on derivative financial instruments by limiting its counterparties to banks and financial institutions that meet established credit guidelines. The Company also seeks to spread its credit risk exposure across multiple counterparties in order to reduce the exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty or clearing agency, in the case of centrally cleared interest rate swaps, upon occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties and clearing agencies, which require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. As of December 31, 2014, the Company has received cash deposits from counterparties of $71.4 million and placed cash deposits of $216.4 million in accounts maintained by counterparties, of which the amounts are netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the consolidated balance sheet.
Non-Risk Management Activities
The Company has entered into certain financial instruments that are considered derivative contracts under ASC 815 that are not for purposes of hedging. These contracts are currently limited to forward purchase commitments, TBAs and inverse interest-only RMBS.
Commitments to Purchase Mortgage Loans Held-for-Sale. Prior to a mortgage loan purchase, the Company may enter into forward purchase commitments with counterparties whereby the Company commits to purchasing the loans at a particular interest rate, provided the borrower elects to close the loan. These commitments to purchase mortgage loans have been defined as derivatives and are therefore recorded on the balance sheet as assets or liabilities and measured at fair value. Subsequent changes in fair value are recorded on the balance sheet as adjustments to the carrying value of these assets or liabilities with a corresponding adjustment recognized in current period earnings. As of December 31, 2014 and December 31, 2013, the Company had outstanding commitments to purchase $554.8 million and $12.1 million of mortgage loans, subject to fallout if the loans do not close, with a fair value asset of $1.3 million at December 31, 2014. As of December 31, 2013, no fair value was assigned to the derivative as there was not a meaningful change in market value change from commitment date to December 31, 2013.
TBAs. As of December 31, 2013, the Company held $2.2 billion notional TBAs as a means of deploying capital until targeted investments are available, and to take advantage of temporary displacements in the marketplace. None of the Company’s TBAs were held for this purpose as of December 31, 2014.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Inverse Interest-Only Securities. As of December 31, 2014 and December 31, 2013, inverse interest-only securities with a carrying value of $188.6 million and $221.4 million, including accrued interest receivable of $2.2 million and $2.9 million, respectively, were accounted for as derivative financial instruments in the consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of December 31, 2014 and December 31, 2013:

(in thousands)	December 31, 2014	December 31, 2013
Face Value	$1,168,226	$1,525,845
Unamortized premium	—	—
Unamortized discount
Designated credit reserve	—	—
Net, unamortized	(991,715)	(1,292,785)
Amortized Cost	176,511	233,060
Gross unrealized gains	14,162	5,891
Gross unrealized losses	(4,269)	(20,442)
Carrying Value	$186,404	$218,509

Note 13. Other Assets
Other assets as of December 31, 2014 and December 31, 2013 are summarized in the following table:

(in thousands)	December 31, 2014	December 31, 2013
Property and equipment at cost	$4,849	$2,285
Accumulated depreciation (1)	(1,941)	(858)
Net property and equipment	2,908	1,427
Prepaid expenses	1,790	1,818
Deferred tax assets, net	40,847	—
Intangible assets	—	533
Servicing advances	27,490	7,298
Federal Home Loan Bank stock	100,010	10
Equity investments	3,000	—
Other receivables	12,534	2,113
Total other assets	$188,579	$13,199
____________________

(1)	Depreciation expense for the years ended December 31, 2014 and 2013 was $1.1 million and $0.6 million, respectively.

Note 14. Other Liabilities
Other liabilities as of December 31, 2014 and December 31, 2013 are summarized in the following table:

(in thousands)	December 31, 2014	December 31, 2013
Accrued expenses	$29,819	$20,025
Deferred tax liabilities, net	—	39,414
Income taxes payable	1,375	757
Other	9,473	7,284
Total other liabilities	$40,667	$67,480

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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
Investment securities. The Company holds a portfolio of AFS and trading securities that are carried at fair value in the consolidated balance sheet. AFS securities are primarily comprised of Agency and non-Agency RMBS while the Company’s U.S. Treasuries are classified as trading securities. The Company determines the fair value of its U.S. Treasuries and Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of its non-Agency RMBS, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its U.S. Treasuries as Level 1 fair value assets at December 31, 2014. The Company classified 100% of its RMBS AFS securities reported at fair value as Level 2 at December 31, 2014. AFS and trading securities account for 73.7% and 10.3% of all assets reported at fair value at December 31, 2014, respectively.
Equity securities. The Company previously held shares of Silver Bay common stock that were carried at fair value in the consolidated balance sheet as a result of a fair value option election. The Company determined fair value of these equity securities based on the closing market price at period end. Because the shares were distributed to the Company’s stockholders in April 2013, equity securities are no longer recognized on the consolidated balance sheet.
Mortgage loans held-for-sale. The Company holds mortgage loans held-for-sale that are carried at fair value in the consolidated balance sheet as a result of a fair value option election. The Company determines fair value of its mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 93.4% and 6.6% of its mortgage loans held-for-sale as Level 2 and Level 3 fair value assets, respectively, at December 31, 2014.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Mortgage loans held-for-investment in securitization trusts. The Company recognizes on its consolidated balance sheet mortgage loans held-for-investment in securitization trusts that are carried at fair value as a result of a fair value option election. The Company determines fair value of its mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 100% of its mortgage loans held-for-investment in securitization trusts as Level 2 fair value assets at December 31, 2014.
Mortgage servicing rights. The Company holds a portfolio of MSR that are reported at fair value on the consolidated balance sheet. The Company determines fair value of its MSR based on prices obtained from third-party pricing providers. Although MSR transactions are observable in the marketplace, the valuation is based upon cash flow models that include unobservable market data inputs (including prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its MSR as Level 3 fair value assets at December 31, 2014.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, swaptions, put and call options for TBAs, credit default swaps, constant maturity swaps and Markit IOS total return swaps. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, swaptions put and call options for TBAs, credit default swaps, constant maturity swaps and total return swaps reported at fair value as Level 2 at December 31, 2014.
The Company also enters into certain other derivative financial instruments, such as TBAs and inverse interest-only securities. These instruments are similar in form to the Company’s AFS securities and the Company utilizes a pricing service to value TBAs and broker quotes to value inverse interest-only securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at December 31, 2014. The Company reported 100% of its TBAs as Level 1 as of December 31, 2014.
The Company may also enter into forward purchase commitments on mortgage loans whereby the Company commits to purchasing the loans at a particular interest rate. The fair value of these derivatives is determined based on prices currently offered in the marketplace for new commitments. Fallout assumptions if the borrower elects not to close the loan are applied to the pricing. As of December 31, 2014, the Company had outstanding commitments to purchase $554.8 million of mortgage loans, subject to fallout if the loans do not close, with a fair value asset of $1.3 million. The Company classified 100% of the forward purchase commitments reported at fair value as Level 2 at December 31, 2014.
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
The Company has netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by ISDA, or central clearing exchange agreements, in the case of centrally cleared interest rate swaps. Additionally, both the Company and the counterparty or clearing agency are required to post cash collateral based upon the net underlying market value of the Company’s open positions with the counterparty. Posting of cash collateral typically occurs daily, subject to certain dollar thresholds. Due to the existence of netting arrangements, as well as frequent cash collateral posting at low posting thresholds, credit exposure to the Company and/or to the counterparty or clearing agency is considered materially mitigated. Based on the Company’s assessment, there is no requirement for any additional adjustment to derivative valuations specifically for credit.
Collateralized borrowings in securitization trusts. The Company recognizes on its consolidated balance sheet collateralized borrowings that are carried at fair value as a result of a fair value option election. In determining the fair value of its collateralized borrowings, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its collateralized borrowings in securitization trusts as Level 2 fair value liabilities at December 31, 2014.

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

	Recurring Fair Value Measurements
	At December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$14,341,102	$—	$14,341,102
Trading securities	1,997,656	—	—	1,997,656
Mortgage loans held-for-sale	—	500,159	35,553	535,712
Mortgage loans held-for-investment in securitization trusts	—	1,744,746	—	1,744,746
Mortgage servicing rights	—	—	452,006	452,006
Derivative assets	10,350	370,441	—	380,791
Total assets	$2,008,006	$16,956,448	$487,559	$19,452,013
Liabilities
Collateralized borrowings in securitization trusts	$—	$1,209,663	$—	$1,209,663
Derivative liabilities	17,687	72,546	—	90,233
Total liabilities	$17,687	$1,282,209	$—	$1,299,896

	Recurring Fair Value Measurements
	At December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,256,727	$—	$12,256,727
Trading securities	1,000,180	—	—	1,000,180
Mortgage loans held-for-sale	—	119,855	424,726	544,581
Mortgage loans held-for-investment in securitization trusts	—	792,390	—	792,390
Mortgage servicing rights	—	—	514,402	514,402
Derivative assets	33,425	516,434	—	549,859
Total assets	$1,033,605	$13,685,406	$939,128	$15,658,139
Liabilities
Collateralized borrowings in securitization trusts	$—	$639,731	$—	$639,731
Derivative liabilities	125	21,956	—	22,081
Total liabilities	$125	$661,687	$—	$661,812

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2014, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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
Securities for which market quotations are readily available are valued at the bid price (in the case of long positions) or the ask price (in the case of short positions) at the close of trading on the date as of which value is determined. Exchange-traded securities for which no bid or ask price is available are valued at the last traded price. OTC derivative contracts, including interest rate swaps, swaptions, credit default swaps and Markit IOS total return swaps are valued by the Company using observable inputs, specifically quotations received from third-party pricing providers, and are therefore classified within Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table presents the reconciliation for all of the Company’s Level 3 assets measured at fair value on a recurring basis:

	Level 3 Recurring Fair Value Measurements
	Year Ended December 31,
	2014						2013
(in thousands)	Available-For-Sale Securities		Mortgage Loans Held-For-Sale		Mortgage Servicing Rights		Available-For-Sale Securities		Mortgage Loans Held-For-Sale		Mortgage Servicing Rights
Beginning of period level 3 fair value	$—		$424,726		$514,402		$1,871		$—		$—
Gains/(losses) included in net income:
Realized gains (losses)	—	(1)	7,734		(54,815)		74	(1)	907		—
Unrealized (losses) gains	—		(3,213)	(2)	(73,573)	(4)	—		29	(2)	13,881	(4)
Total net gains/(losses) included in net income	—		4,521		(128,388)		74		936		13,881
Other comprehensive income	—		—		—		1,426		—		—
Purchases	—		66,793		67,821		—		440,352		500,521
Sales	—		(433,603)		—		—		—		—
Settlements	—		(26,884)		(1,829)		—		(16,562)		—
Gross transfers into level 3	—		—		—		3,000		—		—
Gross transfers out of level 3	—		—		—		(6,371)		—		—
End of period level 3 fair value	$—		$35,553		$452,006		$—		$424,726		$514,402
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—		$(3,028)	(3)	$(73,573)	(5)	$—		$29	(3)	$13,881	(5)
___________________

(1)	Realized gains (losses) on available-for-sale securities represent net (premium amortization)/discount accretion recorded in interest income on the consolidated statements of comprehensive income.

(2)	The change in unrealized gains or losses on mortgage loans held-for-sale was recorded in gain on mortgage loans held-for-sale on the consolidated statements of comprehensive income.

(3)
The change in unrealized gains or losses on mortgage loans held-for-sale that were held at the end of the reporting period was recorded in gain on mortgage loans held-for-sale on the consolidated statements of comprehensive income.

(4)	The change in unrealized gains or losses on MSR was recorded in gain on servicing asset on the consolidated statements of comprehensive income.

(5)	The change in unrealized gains or losses on MSR that were held at the end of the reporting period was recorded in gain on servicing asset on the consolidated statements of comprehensive income.

The Company did not incur transfers between Level 1, Level 2 or Level 3 for the year ended December 31, 2014. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

discount rate. Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement.
The Company also used a third-party pricing provider in the fair value measurement of its Level 3 MSR. The table below presents information about the significant unobservable inputs used by the third-party pricing provider in the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at December 31, 2014:

December 31, 2014
Valuation Technique	Unobservable Input (1)	Range			Weighted Average
Discounted cash flow	Constant prepayment speed	10.6	-	13.1%	11.9%
	Delinquency	5.3	-	6.1%	5.6%
	Discount rate	8.1	-	10.7%	9.5%
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

Fair Value Option for Financial Assets and Financial Liabilities
The Company elected the fair value option for the residential mortgage loans it has acquired. The fair value option was elected to mitigate earnings volatility by better matching the accounting for the assets with the related hedges. The residential mortgage loans are carried within mortgage loans held-for-sale on the consolidated balance sheet. The Company’s policy is to separately record interest income on these fair value elected loans. Upfront fees and costs related to the fair value elected loans are not deferred or capitalized. Fair value adjustments are reported in gain (loss) on mortgage loans held-for-sale on the consolidated statements of comprehensive income. The fair value option is irrevocable once the loan is acquired.
The Company also elected the fair value option for the equity securities previously carried on the consolidated balance sheet, which consisted solely of shares of Silver Bay common stock. The Company determined fair value of these equity securities based on the closing market price at period end. Fair value adjustments were reported in gain (loss) on investment securities on the consolidated statements of comprehensive income.
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

(in thousands)	Changes included in the Consolidated Statements of Comprehensive Income
Year Ended December 31,	Interest income (expense)		Gain (loss) on investment securities	Gain (loss) on mortgage loans held-for-sale	Other income	Total included in net income	Change in fair value due to credit risk
2014
Assets
Mortgage loans held-for-sale	$16,089	(1)	$—	$12,568	$—	$28,657	$1,295	(3)
Mortgage loans held-for-investment in securitization trusts	41,220	(1)	—	—	41,125	82,345	—	(2)
Liabilities
Collateralized borrowings in securitization trusts	(26,760)		—	—	(24,285)	(51,045)	—	(2)
Total	$30,549		$—	$12,568	$16,840	$59,957	$1,295
2013
Assets
Equity securities	$—		$7,843	$—	$—	$7,843	$—	(2)
Mortgage loans held-for-sale	22,185	(1)	—	(13,831)	—	8,354	6,677	(3)
Mortgage loans held-for-investment in securitization trusts	19,220	(1)	—	—	(22,910)	(3,690)	—	(2)
Liabilities
Collateralized borrowings in securitization trusts	(10,937)		—	—	37,114	26,177	—	(2)
Total	$30,468		$7,843	$(13,831)	$14,204	$38,684	$6,677
2012
Assets
Equity securities	$—		$5,822	$—	$—	$5,822	$—	(2)
Mortgage loans held-for-sale	609	(1)	—	(100)	—	509	—	(3)
Mortgage loans held-for-investment in securitization trusts	—	(1)	—	—	—	—	—	(2)
Liabilities
Collateralized borrowings in securitization trusts	—		—	—	—	—	—	(2)
Total	$609		$5,822	$(100)	$—	$6,331	$—
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

(3)	The change in fair value due to credit risk on mortgage loans held-for-sale was quantified by holding yield constant in the cash flow model in order to isolate the credit risk component.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The table below provides the fair value and the unpaid principal balance for the Company’s fair value option-elected loans and collateralized borrowings.

	December 31, 2014		December 31, 2013
(in thousands)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Mortgage loans held-for-sale
Total loans	$534,101	$535,712	$680,840	$544,581
Nonaccrual loans	$26,405	$20,574	$80,486	$62,185
Loans 90+ days past due	$25,263	$19,675	$63,152	$48,786
Mortgage loans held-for-investment in securitization trusts
Total loans	$1,699,748	$1,744,746	$812,538	$792,390
Nonaccrual loans	$—	$—	$—	$—
Loans 90+ days past due	$—	$—	$—	$—
Collateralized borrowings in securitization trusts
Total borrowings	$1,218,589	$1,209,663	$686,233	$639,731
____________________

(1)	Excludes accrued interest receivable.

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

•
As a condition to membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock, which is considered a non-marketable, long-term investment, and is carried at cost. Because this stock can only be redeemed or sold at its par value, and only to the FHLB, carrying value, or cost, approximates fair value. The Company categorizes the fair value measurement of these assets as Level 3.

•
Equity investments include cost method investments for which fair value is not estimated. Carrying value, or cost, approximates fair value. The Company categorizes the fair value measurement of these assets as Level 3.

•
The carrying value of repurchase agreements and FHLB advances that mature in less than one year generally approximates fair value due to the short maturities. The Company holds $93.2 million of repurchase agreements and $2.5 billion of FHLB advances that are considered long-term. The Company’s long-term repurchase agreements and FHLB advances have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2014 and December 31, 2013.

	December 31, 2014		December 31, 2013
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities	$14,341,102	$14,341,102	$12,256,727	$12,256,727
Trading securities	$1,997,656	$1,997,656	$1,000,180	$1,000,180
Mortgage loans held-for-sale	$535,712	$535,712	$544,581	$544,581
Mortgage loans held-for-investment in securitization trusts	$1,744,746	$1,744,746	$792,390	$792,390
Mortgage servicing rights	$452,006	$452,006	$514,402	$514,402
Cash and cash equivalents	$1,005,792	$1,005,792	$1,025,487	$1,025,487
Restricted cash	$336,771	$336,771	$401,647	$401,647
Derivative assets	$380,791	$380,791	$549,859	$549,859
Federal Home Loan Bank stock	$100,010	$100,010	$10	$10
Equity investments	$3,000	$3,000	$—	$—
Liabilities
Repurchase agreements	$12,932,463	$12,932,463	$12,250,450	$12,250,450
Collateralized borrowings in securitization trusts	$1,209,663	$1,209,663	$639,731	$639,731
Federal Home Loan Bank advances	$2,500,000	$2,500,000	$—	$—
Derivative liabilities	$90,233	$90,233	$22,081	$22,081

Note 16. Repurchase Agreements
As of December 31, 2014, the Company had outstanding $12.9 billion of repurchase agreements, including repurchase agreements funding the Company’s U.S. Treasuries of $2.0 billion. Excluding the debt associated with the Company’s U.S. Treasuries and the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.72% and weighted average remaining maturities of 64 days as of December 31, 2014. As of December 31, 2013, the Company had outstanding $12.3 billion of repurchase agreements, including repurchase agreements funding the Company’s U.S. Treasuries of $997.5 million. Excluding the debt associated with the Company’s U.S. Treasuries and the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.75% and weighted average remaining maturities of 72 days as of December 31, 2013. As of December 31, 2014 and December 31, 2013, the debt associated with the Company’s U.S. Treasuries had a weighted average borrowing rate of 0.23% and 0.03%, respectively.
At December 31, 2014 and December 31, 2013, the repurchase agreement balances were as follows:

(in thousands)	December 31, 2014	December 31, 2013
Short-term	$12,839,242	$12,050,450
Long-term	93,221	200,000
Total	$12,932,463	$12,250,450

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

At December 31, 2014 and December 31, 2013, the repurchase agreements had the following characteristics:

(dollars in thousands)	December 31, 2014		December 31, 2013
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Amount Outstanding	Weighted Average Borrowing Rate
U.S. Treasuries	$1,996,250	0.23%	$997,500	0.03%
Agency RMBS	8,458,572	0.42%	9,109,510	0.46%
Non-Agency RMBS (1)	2,324,395	1.79%	1,829,709	2.01%
Agency derivatives	138,133	0.99%	166,438	1.05%
Mortgage loans held-for-sale	15,113	3.03%	147,293	2.85%
Total	$12,932,463	0.64%	$12,250,450	0.69%
____________________

(1)	Includes repurchase agreements collateralized by retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

At December 31, 2014 and December 31, 2013, the repurchase agreements had the following remaining maturities:

(in thousands)	December 31, 2014		December 31, 2013
Within 30 days	$3,979,317		$3,831,917
30 to 59 days	4,595,425		2,013,733
60 to 89 days	903,286		2,225,967
90 to 119 days	434,550		1,386,371
120 to 364 days	1,929,164		1,594,962
Open maturity (1)	997,500		997,500
One year and over	93,221	(2)	200,000
Total	$12,932,463		$12,250,450
____________________

(1)	Includes repurchase agreements collateralized by U.S. Treasuries with an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(2)	One year and over includes repurchase agreements with a maturity date of June 25, 2016.

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	December 31, 2014	December 31, 2013
Available-for-sale securities, at fair value	$11,874,783	$12,295,302
Trading securities, at fair value	1,997,656	1,000,180
Mortgage loans held-for-sale	19,123	200,839
Net economic interests in consolidated securitization trusts (1)	363,564	—
Cash and cash equivalents	14,117	15,000
Restricted cash	112,435	201,194
Due from counterparties	32,495	21,579
Derivative assets, at fair value	185,067	216,365
Total	$14,599,240	$13,950,459
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at December 31, 2014 and December 31, 2013:

	December 31, 2014				December 31, 2013
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Royal Bank of Canada	$1,373,549	$401,194	10%	83.8	$980,464	$264,746	7%	88.2
Barclays Capital Inc.	1,346,085	365,879	9%	50.5	1,453,396	302,744	8%	74.6
All other counterparties (2) (3)	9,215,329	907,066	22%	57.7	8,819,090	1,107,340	29%	71.2
Total	$11,934,963	$1,674,139			$11,252,950	$1,674,830
____________________

(1)
Represents the net carrying value of the securities and mortgage loans held-for-sale sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(2)	Excludes $997.5 million and $997.5 million of repurchase agreements collateralized by U.S. Treasuries with a rolling 1-day maturity as of December 31, 2014 and December 31, 2013, respectively.

(3)	Represents amounts outstanding to 23 and 18 counterparties at December 31, 2014 and December 31, 2013, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties.

Note 17. Collateralized Borrowings in Securitization Trusts, at Fair Value
The Company purchases subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The debt associated with the underlying residential mortgage loans held at the trusts, which are consolidated on the Company’s consolidated balance sheet, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. As of December 31, 2014 and December 31, 2013, the collateralized borrowings in securitization trusts had a carrying value of $1.2 billion and $639.7 million with a weighted average interest rate of 3.6% and 2.8%, respectively. The stated maturity dates for all collateralized borrowings were more than five years from both December 31, 2014 and December 31, 2013.

Note 18. Federal Home Loan Bank of Des Moines Advances
In December 2013, the Company’s wholly owned subsidiary, TH Insurance, was accepted for membership in the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of December 31, 2014, TH Insurance had $2.5 billion in outstanding secured advances with a weighted average borrowing rate of 0.3%, and no additional unused capacity to borrow. Subsequent to December 31, 2014, TH Insurance’s aggregate borrowing capacity was increased to $4.0 billion. To the extent TH Insurance has unused capacity, it may be adjusted at the sole discretion of the FHLB. As of December 31, 2013, TH Insurance had not requested any secured advances and had $1.0 billion of available uncommitted credit for borrowings.
The ability to borrow from the FHLB is subject to the Company’s continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB. Each advance requires approval by the FHLB and is secured by collateral in accordance with the FHLB’s credit and collateral guidelines, as may be revised from time to time by the FHLB. Eligible collateral may include conventional 1-4 family residential mortgage loans, commercial real estate loans, Agency RMBS and non-Agency RMBS with an A rating and above.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

At December 31, 2014 and December 31, 2013, FHLB advances had the following remaining maturities:

(in thousands)	December 31, 2014	December 31, 2013
≤ 1 year	$33,738	$—
> 1 and ≤ 3 years	651,238	—
> 3 and ≤ 5 years	815,024	—
> 5 and ≤ 10 years	—	—
> 10 years	1,000,000	—
Total	$2,500,000	$—

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of FHLB advances:

(in thousands)	December 31, 2014	December 31, 2013
Available-for-sale securities, at fair value	$2,284,532	$—
Mortgage loans held-for-sale, at fair value	397,656	—
Net economic interests in consolidated securitization trusts (1)	80,732
Total	$2,762,920	$—
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

The FHLB retains the right to mark the underlying collateral for FHLB advances to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral. In addition, as a condition to membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2014 and December 31, 2013, the Company had stock in the FHLB totaling $100.0 million and $10,000, respectively, which is included in other assets on the consolidated balance sheet. FHLB stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLB. Accordingly, when evaluating FHLB stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2014 and December 31, 2013, the Company had not recognized an impairment charge related to its FHLB stock.

Note 19. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of December 31, 2014:
Management agreement. The Company pays PRCM Advisers a management fee equal to 1.5% per annum, calculated and payable quarterly in arrears, of the Company’s stockholders’ equity. For purposes of calculating the management fee, the Company’s stockholders’ equity means the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company pays for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in U.S. GAAP, and certain non-cash items after discussions between PRCM Advisers and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduces the Company’s retained earnings at the end of any completed calendar quarter; it will reduce the management fee for such quarter. The Company’s stockholders’ equity for the purposes of calculating the management fee could be greater than the amount of stockholders’ equity shown on the consolidated financial

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

statements. The current term of the management agreement expires on October 28, 2015, and automatically renews for successive one-year terms annually until terminated in accordance with the terms of the agreement.
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
Employment contracts. The Company does not directly employ any personnel. Instead, the Company relies on the resources of PRCM Advisers to conduct the Company’s operations. Expense reimbursements to PRCM Advisers are made in cash on a quarterly basis following the end of each quarter.
Operating leases. As of December 31, 2014, the Company was obligated under non-cancelable operating leases for office space. Future minimum rental payments, including escalation clauses, under leases with terms of one year or more at December 31, 2014 were as follows:

(in thousands)
Year	Minimum Payment
2015	$2,250
2016	1,902
2017	1,468
2018	1,187
2019	1,205
Thereafter	2,988
Total	$11,000

Expenses under the lease agreements were $2.0 million, $1.3 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Legal and regulatory. From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of December 31, 2014.
Commitments to purchase mortgage loans. During the years ended December 31, 2014, 2013 and 2012, the Company entered into forward purchase commitments with counterparties whereby the Company committed to purchasing loans at a particular interest rate, provided the borrower elects to close the loan. All of these commitments were accounted for as derivatives at December 31, 2014 and December 31, 2013. See Note 12 - Derivative Instruments and Hedging Activities for additional information.
Representation and warranty obligations. The Company has exposure to representation and warranty obligations in its capacity as owner of MSR and its mortgage loan sales and securitization activities. The specific representations and warranties, or R&W, vary among different transactions and investors, but typically relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the investor, the ability to deliver required documentation and compliance with applicable laws. In general, the representations and warranties may be enforced at any time unless a sunset provision is in place.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The reserve for R&W obligations reflect management’s best estimate of probable lifetime loss. The methodology used to estimate the reserve considers a variety of assumptions including borrower performance (both actual and estimated future defaults),  historical loan defect experience, historical and estimated future loss experience, which includes projections of future home price changes as well as other qualitative factors including investor behavior.
In accordance with the purchase and sale agreement with our MSR and conduit counterparties, we have contractually mirrored our R&W obligations to the GSEs and private investors. As a result, we possess the ability to seek indemnification from our counterparties in the event of a realized loss from the fulfillment of our R&W obligation. At December 31, 2014 and December 31, 2013, the reserve (liability) for representation and warranty obligations was $2.5 million and $0.6 million, respectively.

Note 20. Stockholders’ Equity
Common Stock
As of December 31, 2014, the Company had 366,395,920 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding from December 31, 2011 through December 31, 2014:

Number of common shares
Common shares outstanding, December 31, 2011	140,596,708
Issuance of common stock	158,184,529
Issuance of restricted stock (1)	32,021
Common shares outstanding, December 31, 2012	298,813,258
Issuance of common stock	67,511,609
Issuance of restricted stock (1)	1,061,001
Repurchase of common stock	(2,450,700)
Common shares outstanding, December 31, 2013	364,935,168
Issuance of common stock	57,218
Issuance of restricted stock (1)	1,403,534
Common shares outstanding, December 31, 2014	366,395,920
____________________

(1)	Represents shares of restricted stock granted under the Restated 2009 Equity Incentive Plan, of which 2,002,406 restricted shares remained subject to vesting requirements at December 31, 2014.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Distributions to Stockholders
The following table presents cash dividends declared by the Company on its common stock for the years ended December 31, 2014, 2013 and 2012:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 16, 2014	December 30, 2014	January 20, 2015	$0.26
September 16, 2014	September 30, 2014	October 21, 2014	$0.26
June 17, 2014	July 2, 2014	July 22, 2014	$0.26
March 17, 2014	March 31, 2014	April 21, 2014	$0.26
December 17, 2013	December 27, 2013	December 31, 2013	$0.26
September 11, 2013	September 26, 2013	October 23, 2013	$0.28
June 18, 2013	June 28, 2013	July 23, 2013	$0.31
March 18, 2013	April 2, 2013	April 24, 2013	$0.32
December 17, 2012	December 31, 2012	January 18, 2013	$0.55
September 12, 2012	September 24, 2012	October 22, 2012	$0.36
June 12, 2012	June 22, 2012	July 20, 2012	$0.40
March 14, 2012	March 26, 2012	April 20, 2012	$0.40

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
Accumulated Other Comprehensive Income
Accumulated other comprehensive income at December 31, 2014 and December 31, 2013 was as follows:

(in thousands)	December 31, 2014	December 31, 2013
Available-for-sale securities, at fair value
Unrealized gains	$891,820	$697,779
Unrealized losses	(36,031)	(253,044)
Accumulated other comprehensive income	$855,789	$444,735

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Reclassifications out of Accumulated Other Comprehensive Income
The following table summarizes reclassifications out of accumulated other comprehensive income for the years ended December 31, 2014, 2013 and 2012:

(in thousands)	Affected Line Item in the Consolidated Statements of Comprehensive Income	Amount Reclassified out of Accumulated Other Comprehensive Income
		Year Ended December 31,
		2014	2013	2012
Other-than-temporary-impairments on AFS securities	Total other-than-temporary impairment losses	$392	$1,662	$10,952
Realized losses (gains) on sales of AFS securities	(Loss) gain on investment securities	(52,931)	44,780	(123,534)
Total		$(52,539)	$46,442	$(112,582)

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
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitation detailed in the plan prospectus. An aggregate of 7.5 million shares of the Company’s common stock were originally reserved for issuance under the plan. As of December 31, 2014, 213,466 shares have been issued under the plan for total proceeds of $2.3 million, of which 57,218 shares were issued for total proceeds of $0.6 million during the year ended December 31, 2014. During the years ended December 31, 2013 and 2012, 71,961 and 84,287 shares were issued for total proceeds of $0.8 million and $0.9 million, respectively.
Share Repurchase Program
On October 5, 2011, the Company’s board of directors authorized a share repurchase program, which allows the Company to repurchase up to 10,000,000 shares of its common stock. On November 14, 2012, the board of directors authorized an increase in the share repurchase program of 15,000,000, for a total of 25,000,000 shares. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and purchases may be commenced or suspended at any time without prior notice. As of December 31, 2014, 2,450,700 shares had been repurchased by the Company under the program for a total cost of $23.9 million; however, no shares were repurchased during the year ended December 31, 2014. All 2,450,700 shares were repurchased during the year ended December 31, 2013 for a total cost of $23.9 million. No shares were repurchased during the year ended December 31, 2012.
At-the-Market Offering
On May 25, 2012, the Company entered into an equity distribution agreement under which the Company may sell up to an aggregate of 20,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of December 31, 2014, 7,585,869 shares of common stock have been sold under the equity distribution agreement for total accumulated net proceeds of approximately $77.6 million; however, no shares were sold during the years ended December 31, 2014 and 2013. All 7,585,869 shares were sold during the year ended December 31, 2012 for total accumulated net proceeds of $77.6 million.
Warrants
During the year ended December 31, 2012, warrant holders exercised 19,417,571 warrants to purchase 19,417,571 shares of the Company’s common stock, at an exercise price of $11.00 per share. From January 1, 2013 to April 2, 2013, warrant holders

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

exercised 8,720,690 warrants to purchase 8,720,690 shares of the Company’s common stock, at an exercise price of $11.00 per share.
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
From April 3, 2013 to the warrant expiration date, November 7, 2013, warrant holders exercised 1,130,460 warrants to purchase 1,212,607 shares of the Company’s common stock, at an exercise price of $10.25 per share. Total proceeds to the Company for warrant exercises during the years ended December 31, 2013 and 2012 were approximately $107.5 million and $213.6 million, respectively.
Additionally, certain Capitol founders holding warrants containing cashless exercise provisions exercised 100,000 and 300,000 warrants on a cashless basis, resulting in the surrender of 93,649 and 277,452 shares of common stock and the issuance of 6,351 and 22,548 shares of common stock during the years ended December 31, 2013 and 2012, respectively. No proceeds were received by the Company as a result of the cashless exercises.
At 5:00 p.m. EST on November 7, 2013, 3,580,279 warrants expired pursuant to the terms of the warrant agreement. No warrants remain outstanding as of December 31, 2013.

Note 21. Equity Incentive Plan
The Company’s Plan was adopted in 2009 and amended in May 2013. The Company adopted the Plan to provide incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including PRCM Advisers and affiliates and employees of PRCM Advisers and its affiliates, and any joint venture affiliates of the Company.
On May 21, 2013, the Company’s stockholders approved the Plan, which effectuated, among other changes, an increase in the number of shares available for issuance under the Plan from 200,000 to 3,000,000 shares of common stock. Other amendments provide for the possibility of making grants of equity-based compensation to the Company’s executive officers and other key employees of PRCM Advisers and its affiliates upon a determination by the compensation committee, and the implementation of certain best practices of equity-based compensation.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

On May 23, 2012, May 21, 2013 and May 20, 2014, the Company granted 32,021, 36,335 and 52,180 shares of restricted common stock, respectively, to its independent directors pursuant to the Plan. The estimated fair value of these awards was $10.15, $11.56 and $10.31 per share, respectively, based on the closing price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vested immediately. Additionally, on December 18, 2013, the Company granted 3,697 shares of restricted common stock to a newly appointed independent director pursuant to the Plan. The estimated fair value of these awards was $9.19 per share, based on the closing price of the Company’s common stock on the NYSE on such date. The shares underlying these grants also vested immediately.
On May 29, 2013 and February 5, 2014, the Company granted 1,020,969 and 1,374,989 shares of restricted common stock to its executive officers and other key employees of PRCM Advisers pursuant to the Plan. The estimated fair value of these awards was $11.23 and $9.90 per share on grant date, based on the closing price of the Company’s common stock on the NYSE on such date. However, as the cost of these awards is measured at fair value at each reporting date based on the price of the Company’s stock as of period end in accordance with ASC 505, the fair value of these awards as of December 31, 2014 was $10.02 per share based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three annual installments commencing on the date of the grant, as long as such grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.
The following table summarizes the activity related to restricted common stock for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014		2013
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	1,024,459	$11.22	25,325	$9.69
Granted	1,427,169	9.91	1,061,001	11.23
Vested	(443,093)	(11.12)	(61,867)	(10.71)
Forfeited	(6,129)	(9.79)	—	—
Outstanding at End of Period	2,002,406	$10.32	1,024,459	$11.22

For the years ended December 31, 2014, 2013 and 2012, the Company recognized compensation costs related to restricted common stock of $11.7 million, $3.9 million, and $0.5 million, respectively.

Note 22. Income Taxes
For the years ended December 31, 2014, 2013 and 2012, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C-Corporations. The tables below reflect the net taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table summarizes the tax (benefit) provision recorded at the taxable subsidiary level for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Current tax provision (benefit):
Federal	$6,507	$808	$(4,586)
State	16	5	3
Total current tax provision (benefit)	6,523	813	(4,583)
Deferred tax (benefit) provision	(80,261)	83,598	(37,636)
Total (benefit from) provision for income taxes	$(73,738)	$84,411	$(42,219)

The Company’s taxable income before dividend distributions differs from its pre-tax net income for U.S. GAAP purposes primarily due to unrealized gains and losses, the recognition of credit losses for U.S. GAAP purposes but not tax purposes, differences in timing of income recognition due to market discount, and original issue discount and the calculations surrounding each. These book to tax differences in the REIT are not reflected in the financial statements as the Company intends to retain its REIT status.
The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Computed income tax expense at federal rate	$32,691	35%	$225,573	34%	$84,894	34%
State taxes, net of federal benefit, if applicable	10	—%	4	—%	2	—%
Permanent differences in taxable income from GAAP net income	1,636	2%	17,681	3%	118	—%
Dividends paid deduction	(108,075)	(116)%	(158,847)	(24)%	(127,233)	(51)%
(Benefit from) provision for income taxes/Effective Tax Rate(1)	$(73,738)	(79)%	$84,411	13%	$(42,219)	(17)%
____________________

(1)	The (benefit from) provision for income taxes is recorded at the taxable subsidiary level.

The Company’s permanent differences in taxable income from GAAP net income in the year ended December 31, 2014 were due primarily to the statutory federal rate change from 34% to 35% and corresponding adjustment to the measurement of beginning deferred tax assets and liabilities. The Company’s permanent differences in taxable income from GAAP net income in the year ended December 31, 2013 were due primarily to dividends received by the REIT from the TRSs.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The Company’s consolidated balance sheet, as of December 31, 2014 and December 31, 2013, contains the following current and deferred tax liabilities and assets, which are included in other liabilities and other assets, respectively, and are recorded at the taxable subsidiary level:

(in thousands)	December 31, 2014		December 31, 2013
Income taxes (payable) receivable
Federal income taxes (payable) receivable	$(1,375)		$(757)
State and local income taxes (payable) receivable	—		—
Income taxes (payable) receivable, net	(1,375)		(757)
Deferred tax assets (liabilities)
Deferred tax asset	60,575	(1)	14,927
Deferred tax liability	(19,728)		(54,341)
Total net deferred tax assets (liabilities)	40,847		(39,414)
Total tax assets and liabilities, net	$39,472		$(40,171)
____________________

(1)	Net of valuation allowance of $0.1 million.

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes at the TRS level. Components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and December 31, 2013 are as follows:

(in thousands)	December 31, 2014	December 31, 2013
Derivative assets and liabilities	$5,978	$(45,740)
Trading securities	(478)	(1,380)
Mortgage servicing rights	4,494	(846)
Other assets	16	—
Other liabilities	859	—
Capitalized start-up and organizational costs	277	515
Alternative minimum tax credit	98	—
Net operating loss carryforward	9,448	7,986
Capital loss carryforward	20,155	51
Total net deferred tax assets (liabilities)	$40,847	$(39,414)

At December 31, 2014, a $0.1 million valuation allowance was established because the Company determined that it is more likely than not that the associated deferred tax asset will not be realized. At December 31, 2013, the Company had not recorded a valuation allowance for any portion of its deferred tax assets as it did not believe, at a more likely than not level, that any portion of its deferred tax assets would not be realized. Of the TRS net operating loss carryforward of $9.4 million, $6.9 million is scheduled to expire December 31, 2033 and $2.5 million is scheduled to expire December 31, 2034. The TRS net capital loss carryforward of $20.2 million is scheduled to expire December 31, 2019. The Company estimates, based on existence of sufficient evidence, the ability to realize the remainder of its deferred tax assets. Any adjustments to such estimates will be made in the period such determination is made.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 23. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share, or EPS, for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(in thousands, except share data)	2014	2013	2012
Numerator:
Net income from continuing operations	$167,139	$575,040	$287,416
Income (loss) from discontinued operations	—	3,999	4,490
Net income	$167,139	$579,039	$291,906
Denominator:
Weighted average common shares outstanding	364,181,059	349,741,902	241,975,433
Weighted average restricted stock shares	1,830,796	619,925	39,318
Basic weighted average shares outstanding	366,011,855	350,361,827	242,014,751
Dilutive weighted average warrants	—	630,560	417,405
Diluted weighted average shares outstanding	366,011,855	350,992,387	242,432,156
Basic Earnings (Loss) Per Share:
Continuing operations	$0.46	$1.64	$1.19
Discontinued operations	—	0.01	0.02
Net income	$0.46	$1.65	$1.21
Diluted Earnings (Loss) Per Share:
Continuing operations	$0.46	$1.64	$1.18
Discontinued operations	—	0.01	0.02
Net income	$0.46	$1.65	$1.20

No warrants were outstanding during the year ended December 31, 2014; however, during the year ended December 31, 2013, the weighted average market value per share of the Company’s common stock, after factoring in the number of shares of the Company’s common stock issuable for each warrant of 1.0727 shares, was above the exercise price of the warrants, making the warrants dilutive. During the year ended December 31, 2012, the weighted average market value per share of the Company’s common stock was above the exercise price of the warrants, making the warrants dilutive.

Note 24. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with the Management Agreement with PRCM Advisers, the Company incurred $48.8 million, $46.0 million and $33.2 million as a management fee to PRCM Advisers for the years ended December 31, 2014, 2013 and 2012, respectively, which represents approximately 1.5% of stockholders’ equity on an annualized basis as defined by the Management Agreement. For purposes of calculating the management fee, stockholders’ equity is adjusted to exclude any common stock repurchases as well as any unrealized gains, losses or other items that do not affect realized net income, among other adjustments, in accordance with the Management Agreement. Management fees for the year ended December 31, 2013 were also reduced by $4.3 million on the consolidated statements of comprehensive income in accordance with the contribution transaction entered into with Silver Bay. See further discussion of this adjustment below. In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $15.5 million, $9.9 million and $11.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The Company recognized $11.7 million, $3.9 million and $0.5 million of compensation expense during the years ended December 31, 2014, 2013 and 2012, respectively, related to restricted stock. See Note 21 - Equity Incentive Plan for additional information.
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
On December 19, 2012, the Company completed the contribution of its portfolio of single-family rental properties to Silver Bay, a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. The Company contributed its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC to Silver Bay, and in exchange for its contribution, received shares of common stock of Silver Bay. Silver Bay completed its IPO of its common stock on December 19, 2012. See Note 4 - Discontinued Operations for additional information. In connection with the closing of the contribution, the acquisition services agreement, property management agreement and side letter agreement referenced above were each terminated, except for certain designated provisions (e.g., protection of confidential information and indemnification), which the parties agreed would survive the termination. Not included in the gain that was recorded on the contribution in 2012 are certain adjustments to be recognized in 2013. These include an installment sales gain of approximately $4.0 million from Silver Bay, a reduction of 2013 management fees payable to PRCM Advisers of $4.3 million, and an immaterial amount of additional working capital adjustments determined in accordance with the contribution agreement entered into with Silver Bay. Of these amounts, $3.9 million of the installment sales gain was recorded in gain on contribution of entity within discontinued operations, and the full $4.3 million of the reduction of 2013 management fees payable to PRCM Advisers was recorded within management fees, on the consolidated statements of comprehensive income for the year ended December 31, 2013. No further adjustments were recognized during 2014.

Note 25. Subsequent Events
Events subsequent to December 31, 2014 were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these Consolidated Financial Statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 26. Quarterly Financial Data - Unaudited

	2014 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31
Total interest income	$138,535	$140,149	$142,303	$156,220
Total interest expense	26,078	24,950	24,718	31,704
Net interest income	112,457	115,199	117,585	124,516
Other-than-temporary impairment losses	(212)	—	—	(180)
Total other (loss) income	(143,422)	(65,432)	111,697	(143,210)
Total expenses	31,870	33,370	40,550	29,807
Benefit from income taxes	(33,902)	(23,260)	(4,858)	(11,718)
Net (loss) income from continuing operations	(29,145)	39,657	193,590	(36,963)
Income from discontinued operations	—	—	—	—
Net (loss) income	$(29,145)	$39,657	$193,590	$(36,963)
Basic (loss) earnings per weighted average share:
Continuing operations	$(0.08)	$0.11	$0.53	$(0.10)
Discontinued operations	—	—	—	—
Net (loss) income	$(0.08)	$0.11	$0.53	$(0.10)
Diluted (loss) earnings per weighted average share:
Continuing operations	$(0.08)	$0.11	$0.53	$(0.10)
Discontinued operations	—	—	—	—
Net (loss) income	$(0.08)	$0.11	$0.53	$(0.10)

	2013 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31
Total interest income	$134,835	$145,325	$137,974	$137,457
Total interest expense	23,836	24,722	24,927	26,922
Net interest income	110,999	120,603	113,047	110,535
Other-than-temporary impairment losses	(236)	(1,426)	—	—
Total other income (loss)	49,890	339,640	(258,742)	162,021
Total expenses	13,350	22,077	24,178	27,275
Provision for income taxes	4,964	49,119	23,726	6,602
Net income (loss) from continuing operations	142,339	387,621	(193,599)	238,679
Income from discontinued operations	1,377	1,016	871	735
Net income (loss)	$143,716	$388,637	$(192,728)	$239,414
Basic earnings (loss) per weighted average share:
Continuing operations	$0.47	$1.06	$(0.53)	$0.66
Discontinued operations	—	—	—	—
Net income (loss)	$0.47	$1.06	$(0.53)	$0.66
Diluted earnings (loss) per weighted average share:
Continuing operations	$0.47	$1.06	$(0.53)	$0.66
Discontinued operations	—	—	—	—
Net income (loss)	$0.47	$1.06	$(0.53)	$0.66

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
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, the Company’s management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent auditors, Ernst & Young LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 153 of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
of Two Harbors Investment Corp.
We have audited Two Harbors Investment Corp.’s (the Company’s) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Two Harbors Investment Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Two Harbors Investment Corp. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Two Harbors Investment Corp. and our report dated February 27, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 27, 2015

Item 9B. Other Information
None.

PART III

Items 10, 11, 12 and 13.
The information required by Items 10, 11, 12 and 13 of Part III of this Annual Report is incorporated by reference to information to be set forth in the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2014.

Item 14. Principal Accounting Fees and Services
We retained Ernst & Young LLP, or EY, to audit our consolidated financial statements for the years ended December 31, 2014 and 2013. We also retained EY, as well as other accounting and consulting firms, to provide various other services in during the years ended December 31, 2014 and 2013.
The table below presents the aggregate fees billed to us for professional services performed by EY for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Audit fees(a)	$1,160,644	$792,750
Audit-related fees(b)	272,975	82,200
Tax fees(c)	115,648	169,948
Total principal accountant fees	$1,549,267	$1,044,898
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

The services performed by EY in 2014 were pre-approved by our Audit Committee in accordance with the pre-approval policy set forth in our Audit Committee Charter. This policy requires that all engagement fees and the terms and scope of all auditing and non-auditing services be reviewed and approved by the Audit Committee in advance of their formal initiation.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements:
The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth in Part II, Item 8 on pages 92 through 100 of this Annual Report on Form 10-K and are incorporated herein by reference.
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

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 19, 2009).
10.11	Amendment to Management Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 19, 2012).
10.12	Second Amendment to Management Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 7, 2014).

Exhibit Number	Exhibit Index
21.1	Subsidiaries of registrant. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm of Ernst & Young LLP. (filed herewith)
24.1	Powers of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101
Financial statements from the Annual Report on Form 10-K of Two Harbors Investment Corp. for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)

____________________

*	Management or compensatory agreement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	February 27, 2015	By:	/s/ Thomas Siering
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2015.

Signature	Title	Date
/s/ Thomas Siering	Chief Executive Officer, President and Director (principal executive officer)	February 27, 2015
Thomas Siering

/s/ Brad Farrell	Chief Financial Officer and Treasurer (principal accounting and financial officer)	February 27, 2015
Brad Farrell

/s/ Brian C. Taylor	Chairman of the Board of Directors	February 27, 2015
Brian C. Taylor

/s/ Mark D. Ein	Non-Executive Vice Chairman of the Board of Directors	February 27, 2015
Mark D. Ein

/s/ E. Spencer Abraham	Director	February 27, 2015
E. Spencer Abraham

/s/ James J. Bender	Director	February 27, 2015
James J. Bender

/s/ Stephen G. Kasnet	Director	February 27, 2015
Stephen G. Kasnet

/s/ Jacques R. Rolfo	Director	February 27, 2015
Jacques R. Rolfo

/s/ W. Reid Sanders	Director	February 27, 2015
W. Reid Sanders

/s/ Hope B. Woodhouse	Director	February 27, 2015
Hope B. Woodhouse