Form 10-Q
period 2015-03-31
TWO HARBORS INVESTMENT CORP.
filed 2015-05-07
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2015

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
As of May 7, 2015 there were 366,576,359 shares of outstanding common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Available-for-sale securities, at fair value	$14,342,845	$14,341,102
Trading securities, at fair value	2,010,000	1,997,656
Residential mortgage loans held-for-sale, at fair value	568,582	535,712
Residential mortgage loans held-for-investment in securitization trusts, at fair value	2,170,206	1,744,746
Commercial real estate loans held-for-investment	45,556	—
Mortgage servicing rights, at fair value	410,229	452,006
Cash and cash equivalents	1,020,338	1,005,792
Restricted cash	441,158	336,771
Accrued interest receivable	62,516	65,529
Due from counterparties	30,723	35,625
Derivative assets, at fair value	362,646	380,791
Other assets	213,256	188,579
Total Assets (1)	$21,678,055	$21,084,309
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$13,094,878	$12,932,463
Collateralized borrowings in securitization trusts, at fair value	1,400,571	1,209,663
Federal Home Loan Bank advances	2,625,000	2,500,000
Derivative liabilities, at fair value	155,149	90,233
Due to counterparties	186,352	124,206
Dividends payable	95,307	95,263
Other liabilities	59,303	64,439
Total liabilities (1)	17,616,560	17,016,267
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 900,000,000 shares authorized and 366,566,133 and 366,395,920 shares issued and outstanding, respectively	3,666	3,664
Additional paid-in capital	3,813,914	3,811,027
Accumulated other comprehensive income	849,858	855,789
Cumulative earnings	1,287,338	1,195,536
Cumulative distributions to stockholders	(1,893,281)	(1,797,974)
Total stockholders’ equity	4,061,495	4,068,042
Total Liabilities and Stockholders’ Equity	$21,678,055	$21,084,309
____________________

(1)
The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Two Harbors Investment Corp. At March 31, 2015 and December 31, 2014, assets of the VIEs totaled $2,227,499 and $1,754,943, and liabilities of the VIEs totaled $1,411,375 and $1,219,821, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)
Interest income:
Available-for-sale securities	$135,525	$123,913
Trading securities	4,695	1,926
Residential mortgage loans held-for-sale	4,271	4,586
Residential mortgage loans held-for-investment in securitization trusts	18,237	7,893
Commercial real estate loans held-for-investment	44	—
Cash and cash equivalents	197	217
Total interest income	162,969	138,535
Interest expense:
Repurchase agreements	20,565	20,572
Collateralized borrowings in securitization trusts	10,708	5,353
Federal Home Loan Bank advances	2,230	153
Total interest expense	33,503	26,078
Net interest income	129,466	112,457
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(127)	(212)
Non-credit portion of loss recognized in other comprehensive (loss) income	—	—
Net other-than-temporary credit impairment losses	(127)	(212)
Other income:
Gain (loss) on investment securities	129,457	(38,655)
Loss on interest rate swap and swaption agreements	(126,443)	(105,528)
Gain on other derivative instruments	2,967	5,801
Gain (loss) on residential mortgage loans held-for-sale	9,092	(3,181)
Servicing income	32,087	30,441
Loss on servicing asset	(52,403)	(32,760)
Other (loss) income	(1,857)	460
Total other loss	(7,100)	(143,422)
Expenses:
Management fees	12,721	12,111
Securitization deal costs	2,611	—
Servicing expenses	6,716	5,225
Other operating expenses	16,055	14,534
Total expenses	38,103	31,870
Income (loss) before income taxes	84,136	(63,047)
Benefit from income taxes	(10,657)	(33,902)
Net income (loss)	$94,793	$(29,145)
Basic and diluted earnings (loss) per weighted average common share	$0.26	$(0.08)
Dividends declared per common share	$0.26	$0.26
Basic and diluted weighted average number of shares of common stock outstanding	366,507,657	365,611,890
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME, continued
(in thousands, except share data)

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)
Comprehensive income:
Net income (loss)	$94,793	$(29,145)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net	(5,931)	181,735
Other comprehensive (loss) income	(5,931)	181,735
Comprehensive income	$88,862	$152,590
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
				(unaudited)
Balance, December 31, 2013	364,935,168	$3,649	$3,795,372	$444,735	$1,028,397	$(1,417,158)	$3,854,995
Net loss	—	—	—	—	(29,145)	—	(29,145)
Other comprehensive income before reclassifications	—	—	—	138,343	—	—	138,343
Amounts reclassified from accumulated other comprehensive income	—	—	—	43,392	—	—	43,392
Net other comprehensive income	—	—	—	181,735	—	—	181,735
Issuance of common stock, net of offering costs	10,780	—	110	—	—	—	110
Common dividends declared	—	—	—	—	—	(95,172)	(95,172)
Non-cash equity award compensation	1,100,097	11	6,470	—	—	—	6,481
Balance, March 31, 2014	366,046,045	$3,660	$3,801,952	$626,470	$999,252	$(1,512,330)	$3,919,004

Balance, December 31, 2014	366,395,920	$3,664	$3,811,027	$855,789	$1,195,536	$(1,797,974)	$4,068,042
Cumulative effect of adoption of new accounting principle	—	—	—	—	(2,991)	—	(2,991)
Adjusted balance, January 1, 2015	366,395,920	3,664	3,811,027	855,789	1,192,545	(1,797,974)	4,065,051
Net income	—	—	—	—	94,793	—	94,793
Other comprehensive income before reclassifications	—	—	—	93,877	—	—	93,877
Amounts reclassified from accumulated other comprehensive income	—	—	—	(99,808)	—	—	(99,808)
Net other comprehensive loss	—	—	—	(5,931)	—	—	(5,931)
Issuance of common stock, net of offering costs	19,412	—	200	—	—	—	200
Common dividends declared	—	—	—	—	—	(95,307)	(95,307)
Non-cash equity award compensation	150,801	2	2,687	—	—	—	2,689
Balance, March 31, 2015	366,566,133	$3,666	$3,813,914	$849,858	$1,287,338	$(1,893,281)	$4,061,495
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash Flows From Operating Activities:	(unaudited)
Net income (loss)	$94,793	$(29,145)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of premiums and discounts on investment securities, net	7,554	(26)
Other-than-temporary impairment losses	127	212
Realized and unrealized (gains) losses on investment securities, net	(129,457)	38,655
(Gain) loss on residential mortgage loans held-for-sale	(9,092)	3,181
Loss (gain) on residential mortgage loans held-for-investment and collateralized borrowings in securitization trusts	2,919	(313)
Loss on servicing asset	52,403	32,760
(Gain) loss on termination and option expiration of interest rate swaps and swaptions	(11,775)	1,240
Unrealized loss on interest rate swaps and swaptions	110,693	90,452
Unrealized (gain) loss on other derivative instruments	(4,425)	1,162
Equity based compensation	2,689	6,481
Depreciation of fixed assets	319	207
Amortization of intangible assets	—	400
Purchases of residential mortgage loans held-for-sale	(662,064)	(28,867)
Proceeds from sales of residential mortgage loans held-for-sale	23,831	402,298
Proceeds from repayment of residential mortgage loans held-for-sale	24,947	7,334
Net change in assets and liabilities:
Decrease in accrued interest receivable	3,013	3,579
Increase in deferred income taxes, net	(11,537)	(41,799)
Increase in income taxes receivable	(293)	(321)
Decrease/(increase) in prepaid and fixed assets	25	(400)
Decrease/(increase) in other receivables	396	(10,516)
Increase in servicing advances	(3,347)	(5,416)
Decrease in accrued interest payable	(5,353)	(4,208)
(Decrease)/increase in income taxes payable	(1,342)	7,084
Increase in accrued expenses and other liabilities	1,560	3,795
Net cash (used in) provided by operating activities	$(513,416)	$477,829
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash Flows From Investing Activities:	(unaudited)
Purchases of available-for-sale securities	$(1,084,742)	$(1,274,784)
Proceeds from sales of available-for-sale securities	900,107	814,872
Principal payments on available-for-sale securities	286,393	224,982
Short sales and purchases of other derivative instruments	(34,834)	(12,902)
Proceeds from sales of other derivative instruments, net	23,428	26,416
Purchases of trading securities	—	(98,219)
Proceeds from sales of trading securities	—	98,582
Proceeds from repayment of residential mortgage loans held-for-investment in securitization trusts	160,853	13,280
Purchases of commercial real estate loans held-for-investment	(45,556)	—
Purchases of mortgage servicing rights, net of purchase price adjustments	(10,399)	4,979
Purchases of Federal Home Loan Bank stock	(10,240)	(18,579)
Purchases of equity investments	—	(3,000)
Increase/(decrease) in due to counterparties, net	67,048	(172,830)
(Increase)/decrease in restricted cash	(104,387)	181,445
Net cash provided by (used in) investing activities	147,671	(215,758)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	14,782,724	70,826,091
Principal payments on repurchase agreements	(14,620,309)	(71,055,364)
Proceeds from issuance of collateralized borrowings in securitization trusts	310,173	33,483
Principal payments on collateralized borrowings in securitization trusts	(122,232)	(15,923)
Proceeds from Federal Home Loan Bank advances	125,000	464,476
Proceeds from issuance of common stock, net of offering costs	200	110
Dividends paid on common stock	(95,263)	—
Net cash provided by financing activities	380,293	252,873
Net increase in cash and cash equivalents	14,546	514,944
Cash and cash equivalents at beginning of period	1,005,792	1,025,487
Cash and cash equivalents at end of period	$1,020,338	$1,540,431
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Supplemental Disclosure of Cash Flow Information:	(unaudited)
Cash paid for interest	$28,623	$30,286
Cash paid for taxes	$2,511	$1,134
Noncash Investing and Financing Activities:
Transfers of residential mortgage loans held-for-sale to residential mortgage loans held-for-investment in securitization trusts	$589,255	$—
Additions to mortgage servicing rights due to sale of residential mortgage loans held-for-sale	$227	$—
Cumulative effect of adoption of new accounting principle	$(2,991)	$—
Cash dividends declared but not paid at end of period	$95,307	$95,172
Reconciliation of residential mortgage loans held-for-sale:
Residential mortgage loans held-for-sale at beginning of period	$535,712	$544,581
Purchases of residential mortgage loans held-for-sale	662,064	28,867
Transfers to residential mortgage loans held-for-investment in securitization trusts	(589,255)	—
Proceeds from sales of residential mortgage loans held-for-sale	(23,831)	(402,298)
Proceeds from repayment of residential mortgage loans held-for-sale	(24,947)	(7,334)
Realized and unrealized gains (losses) on residential mortgage loans held-for-sale	8,839	(2,795)
Residential mortgage loans held-for-sale at end of period	$568,582	$161,021
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 1. Organization and Operations
Two Harbors Investment Corp., or the Company, is a Maryland corporation focused on investing in, financing and managing residential mortgage-backed securities, or RMBS, residential mortgage loans, mortgage servicing rights, or MSR, commercial real estate and other financial assets. The Company is externally managed and advised by PRCM Advisers LLC, or PRCM Advisers, which is a subsidiary of Pine River Capital Management L.P., or Pine River, a global multi-strategy asset management firm. The Company’s common stock is listed on the NYSE under the symbol “TWO”.
The Company was incorporated on May 21, 2009, and commenced operations as a publicly traded company on October 28, 2009, upon completion of a merger with Capitol Acquisition Corp., or Capitol, which became a wholly owned indirect subsidiary of the Company as a result of the merger.
The Company has elected to be treated as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code, for U.S. federal income tax purposes. As long as the Company continues to comply with a number of requirements under federal tax law and maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income taxes to the extent that the Company distributes its taxable income to its stockholders on an annual basis and does not engage in prohibited transactions. However, certain activities that the Company may perform may cause it to earn income which will not be qualifying income for REIT purposes. The Company has designated certain of its subsidiaries as taxable REIT subsidiaries, or TRSs, as defined in the Code, to engage in such activities, and the Company may in the future form additional TRSs.

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2015 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2015 should not be construed as indicative of the results to be expected for future periods or the full year.
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
All trust entities in which the Company holds investments that are considered VIEs for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Because the Company has both the power to direct the activities of the trusts that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trusts.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s 2014 Annual Report on Form 10-K is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s consolidated financial condition and results of operations for the three months ended March 31, 2015.
Commercial Real Estate Loans Held-for-Investment
The Company is the sole certificate holder of a trust entity that holds a commercial real estate loan. The trust is considered a VIE for financial reporting purposes and, thus, is reviewed for consolidation under the applicable consolidation guidance. As the Company has both the power to direct the activities of the trust that most significantly impact the entity’s performance, and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, the Company consolidates the trust. The underlying loan is classified as commercial real estate loans held-for-investment on the condensed consolidated balance sheets. The loan is legally isolated from the Company and has been structured to be beyond the reach of creditors of the Company. Interest income on commercial real estate loans held-for-investment is recorded on the condensed consolidated statements of comprehensive income.
Commercial real estate loans held-for-investment are reported at cost, net of any unamortized premiums or discounts, unless deemed impaired. The Company evaluates each loan for impairment at least quarterly. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, the Company records an allowance to reduce the carrying value of the loan to the present value of expected future cash flows.
The Company’s commercial real estate loans are collateralized either by real property or by equity interests in the commercial real estate borrower. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower, borrowing entity or loan sponsor. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates.
Interest income on commercial real estate loans held-for-investment is recognized at the loan coupon rate. Any premiums or discounts are amortized or accreted into interest income using the effective interest method. Loans are considered past due when they are 30 days past their contractual due date. Interest income recognition is suspended when loans are placed on nonaccrual status. Generally, commercial real estate loans are placed on nonaccrual status when delinquent for more than 60 days or when determined not to be probable of full collection. Interest accrued, but not collected, at the date loans are placed on nonaccrual is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Commercial real estate loans are restored to accrual status only when contractually current or the collection of future payments is reasonably assured.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014:

	March 31, 2015
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Condensed Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$455,084	$(92,438)	$362,646	$(155,149)	$—	$207,497
Total Assets	$455,084	$(92,438)	$362,646	$(155,149)	$—	$207,497

Liabilities
Repurchase agreements	$(13,094,878)	$—	$(13,094,878)	$13,094,878	$—	$—
Derivative liabilities	(247,587)	92,438	(155,149)	155,149	—	—
Total Liabilities	$(13,342,465)	$92,438	$(13,250,027)	$13,250,027	$—	$—

	December 31, 2014
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Condensed Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$443,490	$(62,699)	$380,791	$(90,233)	$—	$290,558
Total Assets	$443,490	$(62,699)	$380,791	$(90,233)	$—	$290,558

Liabilities
Repurchase agreements	$(12,932,463)	$—	$(12,932,463)	$12,932,463	$—	$—
Derivative liabilities	(152,932)	62,699	(90,233)	90,233	—	—
Total Liabilities	$(13,085,395)	$62,699	$(13,022,696)	$13,022,696	$—	$—
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Recently Issued and/or Adopted Accounting Standards
Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity
In August 2014, the FASB issued ASU No. 2014-13, which updates the guidance on measuring the financial assets and financial liabilities of consolidated collateralized financing entities, or CFEs. The update allows an entity to measure both the financial assets and financial liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. The ASU requires certain recurring disclosures and was effective for annual periods beginning on or after December 15, 2015, with early adoption permitted as of the beginning of an annual period. Early adoption of this ASU was applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of January 1, 2015, which did not have a material impact on the Company’s financial condition or results of operations.
Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure
In August 2014, the FASB issued ASU No. 2014-14, which requires that, upon foreclosure, a mortgage loan that is fully guaranteed under certain government programs be derecognized and a separate receivable be recognized when specific criteria are met. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2014, with early adoption permitted. Adoption of this ASU did not have a material impact on the Company’s financial condition or results of operations.
Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
In August 2014, the FASB issued ASU No. 2014-15, which requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern for both annual and interim reporting periods. The ASU requires certain disclosures if management concludes that substantial doubt exists and plans to alleviate that doubt. The ASU is effective for annual periods ending after December 15, 2016, and for both annual and interim periods thereafter, with early adoption permitted.
Amendments to the Consolidation Analysis
In February 2015, the FASB issued ASU No. 2015-2, which changes the guidance on the consolidation of certain investment funds as well as both the variable interest model and the voting model. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2015, with early adoption permitted. Early adoption of this ASU did not have a material impact on the Company’s financial condition or results of operations.

Note 3. Variable Interest Entities
The Company purchases subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or the Company’s subsidiaries. Additionally, the Company is the sole certificate holder of a trust entity that holds a commercial real estate loan. All of these trusts are considered VIEs for financial reporting purposes and, thus, were reviewed for consolidation under the applicable consolidation guidance. Because the Company has both the power to direct the activities of the trusts that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trusts. As the Company is required to reassess VIE consolidation guidance each quarter, new facts and circumstances may change the Company’s determination. A change in the Company’s determination could result in a material impact to the Company’s financial statements during subsequent reporting periods.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the condensed consolidated balance sheets:

(in thousands)	March 31, 2015	December 31, 2014
Residential mortgage loans held-for-investment in securitization trusts	$2,170,206	$1,744,746
Commercial real estate loans held-for-investment	45,556	—
Accrued interest receivable	11,737	10,197
Total Assets	$2,227,499	$1,754,943
Collateralized borrowings in securitization trusts	$1,400,571	$1,209,663
Accrued interest payable	4,152	3,678
Other liabilities	6,652	6,480
Total Liabilities	$1,411,375	$1,219,821

Note 4. Available-for-Sale Securities, at Fair Value
The Company holds available-for-sale, or AFS, investment securities, which are carried at fair value. AFS securities exclude the retained interests from the Company’s on-balance sheet securitizations, as they are eliminated in consolidation in accordance with U.S. GAAP. The following table presents the Company’s AFS investment securities by collateral type as of March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$2,641,286	$2,418,546
Federal National Mortgage Association	6,802,084	6,768,875
Government National Mortgage Association	2,083,548	2,104,896
Non-Agency	2,815,927	3,048,785
Total mortgage-backed securities	$14,342,845	$14,341,102

At both March 31, 2015 and December 31, 2014, the Company pledged AFS securities with a carrying value of $14.2 billion as collateral for repurchase agreements and advances from Federal Home Loan Bank of Des Moines, or the FHLB. See Note 16 - Repurchase Agreements and Note 18 - Federal Home Loan Bank of Des Moines Advances.
At March 31, 2015 and December 31, 2014, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, or ASC 860, to be considered linked transactions and, therefore, classified as derivatives.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of March 31, 2015 and December 31, 2014:

	March 31, 2015
(in thousands)	Agency	Non-Agency	Total
Face Value	$13,492,873	$3,858,345	$17,351,218
Unamortized premium	701,133	—	701,133
Unamortized discount
Designated credit reserve	—	(747,384)	(747,384)
Net, unamortized	(2,939,997)	(871,983)	(3,811,980)
Amortized Cost	11,254,009	2,238,978	13,492,987
Gross unrealized gains	299,826	578,482	878,308
Gross unrealized losses	(26,917)	(1,533)	(28,450)
Carrying Value	$11,526,918	$2,815,927	$14,342,845

	December 31, 2014
(in thousands)	Agency	Non-Agency	Total
Face Value	$13,421,555	$4,291,872	$17,713,427
Unamortized premium	676,641	—	676,641
Unamortized discount
Designated credit reserve	—	(927,605)	(927,605)
Net, unamortized	(3,009,782)	(967,368)	(3,977,150)
Amortized Cost	11,088,414	2,396,899	13,485,313
Gross unrealized gains	238,291	653,529	891,820
Gross unrealized losses	(34,388)	(1,643)	(36,031)
Carrying Value	$11,292,317	$3,048,785	$14,341,102

The following tables present the carrying value of the Company’s AFS investment securities by rate type as of March 31, 2015 and December 31, 2014:

	March 31, 2015
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$124,939	$2,340,052	$2,464,991
Fixed Rate	11,401,979	475,875	11,877,854
Total	$11,526,918	$2,815,927	$14,342,845

	December 31, 2014
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$128,285	$2,558,832	$2,687,117
Fixed Rate	11,164,032	489,953	11,653,985
Total	$11,292,317	$3,048,785	$14,341,102

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
The following table presents the changes for the three months ended March 31, 2015 and 2014, of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	Three Months Ended March 31,
	2015			2014
(in thousands)	Designated Credit Reserve	Unamortized Net Discount	Total	Designated Credit Reserve	Unamortized Net Discount	Total
Beginning balance at January 1	$(927,605)	$(967,368)	$(1,894,973)	$(1,234,449)	$(1,071,559)	$(2,306,008)
Acquisitions	1,183	(935)	248	(16,678)	(18,254)	(34,932)
Accretion of net discount	—	27,465	27,465	—	31,831	31,831
Realized credit losses	3,727	—	3,727	3,868	—	3,868
Reclassification adjustment for other-than-temporary impairments	1,789	—	1,789	(212)	—	(212)
Transfers from (to)	41,092	(41,092)	—	22,639	(22,639)	—
Sales, calls, other	132,430	109,947	242,377	28,034	16,819	44,853
Ending balance at March 31	$(747,384)	$(871,983)	$(1,619,367)	$(1,196,798)	$(1,063,802)	$(2,260,600)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time that the securities had an unrealized loss position as of March 31, 2015 and December 31, 2014. At March 31, 2015, the Company held 1,506 AFS securities, of which 116 were in an unrealized loss position for less than twelve consecutive months and 171 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2014, the Company held 1,452 AFS securities, of which 57 were in an unrealized loss position for less than twelve months and 172 were in an unrealized loss position for more than twelve consecutive months.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2015	$1,075,418	$(6,006)	$1,276,019	$(22,444)	$2,351,437	$(28,450)
December 31, 2014	$413,102	$(3,146)	$1,323,688	$(32,885)	$1,736,790	$(36,031)

Evaluating AFS Securities for Other-Than-Temporary Impairments
In evaluating AFS securities for OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred. If the Company does not intend to sell and will not be more likely than not required to sell the security, the credit loss is recognized in earnings and the balance of the unrealized loss is recognized in other comprehensive (loss) income. If the Company intends to sell the security or will be more likely than not required to sell the security, the full unrealized loss is recognized in earnings.
The Company recorded a $0.1 million other-than-temporary credit impairment during the three months ended March 31, 2015 on one non-Agency RMBS where the future expected cash flows for the security were less than its amortized cost. As of March 31, 2015, impaired securities with a carrying value of $144.8 million had actual weighted average cumulative losses of 10.1%, weighted average three-month prepayment speed of 4.6%, weighted average 60+ day delinquency of 28.8% of the pool

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

balance, and weighted average FICO score of 664. At March 31, 2015, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities; therefore, only the projected credit loss was recognized in earnings. During the three months ended March 31, 2014, the Company recorded a $0.2 million other-than-temporary credit impairment on a total of three non-Agency RMBS where the future expected cash flows for the security were less than its amortized cost.
The following table presents the changes in OTTI included in earnings for three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Cumulative credit loss at beginning of period	$(8,241)	$(9,467)
Additions:
Other-than-temporary impairments not previously recognized	—	(91)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	(127)	(121)
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	—	464
Decreases related to other-than-temporary impairments on securities sold	1,916	—
Cumulative credit loss at end of period	$(6,452)	$(9,215)

Cumulative credit losses related to OTTI may be reduced for securities sold as well as for securities that mature, pay down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain (loss) on investment securities in the Company’s condensed consolidated statements of comprehensive income. For the three months ended March 31, 2015 and 2014, the Company sold AFS securities for $900.1 million and $814.9 million with an amortized cost of $782.6 million and $853.7 million, for net realized gains of $117.5 million and losses of $38.8 million, respectively.
The following table presents the gross realized gains and losses on sales of AFS securities for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Gross realized gains	$117,688	$7,209
Gross realized losses	(220)	(45,997)
Total realized gains (losses) on sales, net	$117,468	$(38,788)

Note 5. Trading Securities, at Fair Value
The Company holds U.S. Treasuries in a TRS and classifies these securities as trading instruments due to short-term investment objectives. As of both March 31, 2015 and December 31, 2014, the Company held U.S. Treasuries with an amortized cost of $2.0 billion and a fair value of $2.0 billion classified as trading securities. Included within trading securities were unrealized gains of $13.4 million and $1.4 million as of March 31, 2015 and December 31, 2014, respectively.
For the three months ended March 31, 2014, the Company sold trading securities for $98.6 million with an amortized cost of $98.2 million, resulting in realized gains of $0.4 million on the sale of these securities. The Company did not sell any trading securities during the three months ended March 31, 2015.
For the three months ended March 31, 2015 and 2014, trading securities experienced change in unrealized gains of $12.0 million and losses of $0.2 million, respectively. Both realized and unrealized gains and losses are recorded as a component of gain (loss) on investment securities in the Company’s condensed consolidated statements of comprehensive income.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At both March 31, 2015 and December 31, 2014, the Company pledged trading securities with a carrying value of $2.0 billion as collateral for repurchase agreements. See Note 16 - Repurchase Agreements.

Note 6. Residential Mortgage Loans Held-for-Sale, at Fair Value
Residential mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of a fair value option election. The following table presents the carrying value of the Company’s residential mortgage loans held-for-sale as of March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Unpaid principal balance	$569,553	$534,101
Fair value adjustment	(971)	1,611
Carrying value	$568,582	$535,712

At March 31, 2015 and December 31, 2014, the Company pledged residential mortgage loans with a carrying value of $415.9 million and $416.8 million, respectively, as collateral for repurchase agreements and FHLB advances. See Note 16 - Repurchase Agreements and Note 18 - Federal Home Loan Bank of Des Moines Advances.

Note 7. Residential Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
The Company purchases subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The underlying residential mortgage loans held by the trusts, which are consolidated on the Company’s condensed consolidated balance sheet, are classified as residential mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. The following table presents the carrying value of the Company’s residential mortgage loans held-for-investment in securitization trusts as of March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Unpaid principal balance	$2,112,775	$1,699,748
Fair value adjustment	57,431	44,998
Carrying value	$2,170,206	$1,744,746

Note 8. Commercial Real Estate Loans Held-for-Investment
The Company is the sole certificate holder of a trust entity that holds a commercial real estate loan. The underlying loan held by the trust, which is consolidated on the Company’s condensed consolidated balance sheet, is classified as commercial real estate loans held-for-investment and carried at cost, net of any unamortized premiums or discounts, unless deemed impaired. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the trust.
The following table presents the carrying value of the Company’s commercial real estate loans held-for-investment as of March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Unpaid principal balance	$45,900	$—
Unamortized discount	(344)	—
Carrying value	$45,556	$—

As of March 31, 2015, the Company’s commercial real estate loans held-for-investment were comprised of one newly-issued senior mezzanine commercial real estate loan with a two-year interest-only term. The Company evaluates each loan for impairment at least quarterly as described in Note 2 - Basis of Presentation and Significant Accounting Policies. As of

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

March 31, 2015, the Company had not recorded any allowances for losses as it was not deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. The Company did not hold any commercial real estate loans held-for-investment as of December 31, 2014.

Note 9. Servicing Activities
Mortgage Servicing Rights, at Fair Value
One of the Company’s wholly owned subsidiaries has approvals from the Federal National Mortgage Association, or Fannie Mae, the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Government National Mortgage Association, or Ginnie Mae, to hold and manage MSR, which represent the right to control the servicing of mortgage loans. The Company and its subsidiaries do not originate or directly service mortgage loans, and instead contract with fully licensed subservicers to handle substantially all servicing functions for the loans underlying the Company’s MSR. The following table summarizes activity related to MSR for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Balance at beginning of period	$452,006	$514,402
Additions from purchases of servicing rights	4,324	1,280
Additions from sales of residential mortgage loans	227	—
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	(43,089)	(20,250)
Other changes in fair value (1)	(9,314)	(12,510)
Other changes (2)	6,075	(6,259)
Balance at end of period	$410,229	$476,663
____________________

(1)	Other changes in fair value primarily represents changes due to the realization of expected cash flows.

(2)	Other changes includes purchase price adjustments, contractual prepayment protection, and changes due to the Company’s purchase of the underlying collateral.

As of March 31, 2015 and December 31, 2014, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(in thousands)	March 31, 2015	December 31, 2014
Weighted average prepayment speed:	13.1%	11.9%
Impact on fair value of 10% adverse change	$(18,050)	$(14,012)
Impact on fair value of 20% adverse change	$(34,459)	$(31,640)
Weighted average delinquency:	4.6%	5.6%
Impact on fair value of 10% adverse change	$(2,461)	$(3,616)
Impact on fair value of 20% adverse change	$(4,513)	$(6,780)
Weighted average discount rate:	9.9%	9.5%
Impact on fair value of 10% adverse change	$(14,358)	$(16,272)
Impact on fair value of 20% adverse change	$(27,896)	$(31,640)

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
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of comprehensive income for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Servicing fee income	$31,237	$29,871
Ancillary fee income	564	463
Float income	286	107
Total	$32,087	$30,441

Mortgage Servicing Advances
In connection with the servicing of loans, the Company’s subservicers make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances, including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances, which are funded by the Company, totaled $30.8 million and $27.5 million and were included in other assets on the condensed consolidated balance sheet as of March 31, 2015 and December 31, 2014, respectively.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of loans owned and classified as residential mortgage loans held-for-sale, loans held in consolidated VIEs classified as residential mortgage loans held-for-investment in securitization trusts and loans underlying MSR. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of March 31, 2015 and December 31, 2014:

(dollars in thousands)	March 31, 2015		December 31, 2014
	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Residential mortgage loans held-for-sale	1,210	$569,553	1,008	$534,101
Residential mortgage loans held-for-investment in securitization trusts	465	341,824	487	358,458
Mortgage servicing rights (1)	220,033	43,974,908	224,073	44,949,061
Total serviced mortgage assets	221,708	$44,886,285	225,568	$45,841,620
____________________

(1)	Includes residential mortgage loans held-for-investment in securitization trusts for which the Company is the named servicing administrator.

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
The following table presents the Company’s restricted cash balances as of March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Restricted cash balances held by trading counterparties:
For securities and loan trading activity	$17,250	$12,000
For derivatives trading activity	333,602	211,989
As restricted collateral for repurchase agreements and Federal Home Loan Bank advances	89,959	112,435
Total restricted cash balances held by trading counterparties	440,811	336,424
Restricted cash balance pursuant to letter of credit on office lease	347	347
Total	$441,158	$336,771

Note 11. Accrued Interest Receivable
The following table presents the Company’s accrued interest receivable by collateral type:

(in thousands)	March 31, 2015	December 31, 2014
Accrued Interest Receivable:
U.S. Treasuries	$3,674	$8,084
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	9,210	8,734
Federal National Mortgage Association	22,315	22,392
Government National Mortgage Association	10,137	10,290
Non-Agency	3,765	3,835
Total mortgage-backed securities	45,427	45,251
Residential mortgage loans held-for-sale	1,678	1,997
Residential mortgage loans held-for-investment in securitization trusts	11,693	10,197
Commercial real estate loans held-for-investment	44	—
Total	$62,516	$65,529

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
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading instruments as of March 31, 2015 and December 31, 2014.

(in thousands)	March 31, 2015
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$189,875	$1,106,210	$—	$—
Interest rate swap agreements	49,485	9,614,000	(126,063)	10,315,000
Credit default swaps	—	—	(1,460)	125,000
Swaptions, net	108,348	11,600,000	(3,840)	1,360,000
TBAs	—	—	(17,930)	2,496,000
Put and call options for TBAs, net	—	—	(5,776)	2,500,000
Constant maturity swaps	1,236	3,000,000	—	—
Markit IOS total return swaps	12,299	877,529	—	—
Forward purchase commitments	1,403	598,009	(80)	109,295
Total	$362,646	$26,795,748	$(155,149)	$16,905,295

(in thousands)	December 31, 2014
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$188,592	$1,168,226	$—	$—
Interest rate swap agreements	55,471	9,569,000	(65,392)	9,015,000
Credit default swaps	—	—	(1,672)	125,000
Swaptions, net	121,591	9,550,000	(4,999)	2,860,000
TBAs	10,350	875,000	(17,687)	2,200,000
Put and call options for TBAs, net	90	2,000,000	—	—
Constant maturity swaps	2,013	12,000,000	(483)	2,000,000
Markit IOS total return swaps	1,387	598,459	—	—
Forward purchase commitments	1,297	554,838	—	—
Total	$380,791	$36,315,523	$(90,233)	$16,200,000

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive income on the Company’s derivative trading instruments:

(in thousands)
Trading Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2015	2014
Interest rate risk management
TBAs (1)	Gain (loss) on other derivative instruments	$(27,958)	$(17,903)
Put and call options for TBAs (1)	Gain (loss) on other derivative instruments	2,535	(1,705)
Constant maturity swaps (1)	Gain (loss) on other derivative instruments	6,090	11,531
Short U.S. Treasuries (1)	Gain (loss) on other derivative instruments	—	—
Interest rate swap agreements - Receivers (1)	Gain (loss) on interest rate swap and swaption agreements	42,326	40,979
Interest rate swap agreements - Payers (1)	Gain (loss) on interest rate swap and swaption agreements	(52,559)	(13,420)
Swaptions (1)	Gain (loss) on interest rate swap and swaption agreements	(18,506)	(112,558)
Markit IOS total return swaps (1)	Gain (loss) on other derivative instruments	3,132	(1,725)
Interest rate swap agreements - Payers (2)	Gain (loss) on interest rate swap and swaption agreements	(97,704)	(20,529)
Credit risk management
Credit default swaps - Receive protection (3)	Gain (loss) on other derivative instruments	(93)	1,981
Non-risk management
TBAs	Gain (loss) on other derivative instruments	—	(4,701)
Inverse interest-only securities	Gain (loss) on other derivative instruments	19,261	18,323
Forward purchase commitments	(Loss) gain on residential mortgage loans held-for-sale	970	(417)
Total		$(122,506)	$(100,144)
____________________

(1)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s investment portfolio.

(2)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s repurchase agreements and FHLB advances.

(3)	Includes derivative instruments held to mitigate credit risk associated with the Company’s non-Agency RMBS and residential mortgage loans held-for-sale.

For the three months ended March 31, 2015 and 2014, the Company recognized $27.5 million and $13.8 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $18.2 billion and $19.2 billion notional, respectively, and receiving either LIBOR interest or a fixed interest rate.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents information with respect to the volume of activity in the Company’s derivative instruments during the three months ended March 31, 2015 and 2014:

(in thousands)
Three Months Ended March 31,	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
2015
Inverse interest-only securities	$1,168,226	$—	$(62,016)	$1,106,210	$1,138,468	$—
Interest rate swap agreements	18,584,000	5,620,000	(4,275,000)	19,929,000	18,238,389	(1,070)
Credit default swaps	125,000	—	—	125,000	125,000	—
Swaptions, net	12,410,000	5,550,000	(5,000,000)	12,960,000	12,851,667	12,845
TBAs, net	(1,325,000)	(6,933,000)	5,762,000	(2,496,000)	2,121,700	(17,364)
Put and call options for TBAs, net	2,000,000	250,000	(4,750,000)	(2,500,000)	8,333	(3,047)
Constant maturity swaps	14,000,000	6,000,000	(17,000,000)	3,000,000	6,988,889	6,384
Markit IOS total return swaps	598,459	676,633	(397,563)	877,529	875,346	4,202
Forward purchase commitments	554,838	1,128,634	(976,168)	707,304	648,343	943
Total	$48,115,523	$12,292,267	$(26,698,747)	$33,709,043	$42,996,135	$2,893
2014
Inverse interest-only securities	$1,525,845	$—	$(113,471)	$1,412,374	$1,470,667	$193
Interest rate swap agreements	19,619,000	2,944,148	(900,000)	21,663,148	19,156,878	(22)
Credit default swaps	427,073	—	(302,073)	125,000	179,418	(13,705)
Swaptions, net	5,130,000	3,900,000	470,000	9,500,000	8,979,111	(1,219)
TBAs, net	603,000	(892,000)	(733,000)	(1,022,000)	(526,444)	11,853
Put and call options for TBAs, net	—	1,500,000	—	1,500,000	255,556	—
Constant maturity swaps	10,000,000	8,000,000	(8,000,000)	10,000,000	10,000,000	3,887
Markit IOS total return swaps	49,629	197,012	(2,654)	243,987	153,910	—
Forward purchase commitments	12,063	185,950	(44,376)	153,637	38,913	(30)
Total	$37,366,610	$15,835,110	$(9,625,574)	$43,576,146	$39,708,009	$957
____________________

(1)	Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Derivative fair value adjustments are reflected within the unrealized loss (gain) on interest rate swaps and swaptions, unrealized (gain) loss on other derivative instruments, and (gain) loss on residential mortgage loans held-for-sale line items within the operating activities section of the condensed consolidated statements of cash flows. Realized gains and losses on interest rate swap and swaption agreements are reflected within the (gain) loss on termination and option expiration of interest rate swaps and swaptions line item within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the short sales and purchases of other derivative instruments, proceeds from sales of other derivative instruments, net and (increase) decrease in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.
Interest Rate Sensitive Assets/Liabilities
The Company’s RMBS investment securities and MSR are generally subject to change in value when mortgage rates decline or increase, depending on the type of investment. Rising mortgage rates generally result in a slowing of refinancing activity, which slows prepayments and results in a decline in the value of the Company’s fixed-rate Agency pools and an increase in the value of the Company’s MSR. To mitigate the impact of this risk, the Company maintains a portfolio of fixed-rate interest-only securities, which increase in value when interest rates increase, as well as TBA positions, put and call options

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

for TBAs, constant maturity swaps, interest rate swap and swaption agreements and Markit IOS total return swaps to further mitigate its exposure to higher interest rates, decreased prepayment speeds and widening mortgage spreads. The objective is to reduce the risk of losses to the portfolio caused by interest rate changes and changes in prepayment speeds.
As of March 31, 2015 and December 31, 2014, the Company had outstanding fair value of $51.8 million and $55.7 million, respectively, of interest-only securities in place to economically hedge its investment securities. These interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.
The Company is exposed to interest rate risk on residential mortgage loans from the time it commits to purchase a mortgage loan until it acquires the loan from the originator and subsequently sells the loan to a third party. Changes in interest rates impact the market price for the mortgage loans. For example, as market interest rates decline, the value of residential mortgage loans held-for-sale increases, and vice versa. To mitigate the impact of this risk, the Company may enter into derivative contracts to hedge the interest rate risk related to its commitments to purchase residential mortgage loans and residential mortgage loans held-for-sale, such as interest rate swaps, swaptions, TBA positions, put and call options for TBAs and constant maturity swaps.
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
As of March 31, 2015, $2.5 billion of the Company’s short notional TBA positions were held in order to economically hedge portfolio risk. The Company did not hold any long notional TBA positions as of March 31, 2015. As of December 31, 2014, $0.9 billion of the Company’s long notional TBA positions and $2.2 billion of the Company’s short notional TBA positions were held in order to economically hedge portfolio risk. The Company discloses these positions on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$—	$—	$—	$—	$—
Sale contracts	(2,496,000)	(2,635,765)	(2,653,695)	—	(17,930)
TBAs, net	$(2,496,000)	$(2,635,765)	$(2,653,695)	$—	$(17,930)

	As of December 31, 2014
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$875,000	$862,868	$873,218	$10,350	$—
Sale contracts	(2,200,000)	(2,294,813)	(2,312,500)	—	(17,687)
TBAs, net	$(1,325,000)	$(1,431,945)	$(1,439,282)	$10,350	$(17,687)
___________________

(1)	Notional amount represents the face amount of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid/(received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the TBA (or of the underlying Agency RMBS) as of period-end.

(4)
Net carrying value represents the difference between the market value of the TBA as of period-end and its cost basis, and is reported in derivative assets / (liabilities), at fair value, in the condensed consolidated balance sheets.

Put and Call Options for TBAs. As of March 31, 2015 and December 31, 2014, the Company had purchased and short sold put and call options for TBAs with a total net notional amount of $2.5 billion and $2.0 billion and received net upfront

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

premiums of approximately $10.8 million and paid net upfront premiums of approximately $0.6 million, respectively. Each of the options held as of March 31, 2015 will expire by June 2015. The put and call options had a net fair market value of $5.8 million included in derivative liabilities, at fair value, and $0.1 million included in derivative assets, at fair value, in the condensed consolidated balance sheet as of March 31, 2015 and December 31, 2014, respectively.
Constant Maturity Swaps. The Company has also entered into constant maturity swaps between the 10-year interest rate swap curve and the yield to maturity on a 30-year Fannie Mae TBA to economically hedge mortgage spread widening risk. The Company had the following constant maturity swap agreements in place at March 31, 2015 and December 31, 2014:

(notional and dollars in thousands)
March 31, 2015
Determination Date	Average Strike Swap Rate	Notional Amount	Fair Value	Upfront Premium Paid	Unrealized Gain/(Loss)
April 2015	0.564%	$3,000,000	$1,236	$—	$1,236
Total	0.564%	$3,000,000	$1,236	$—	$1,236

(notional and dollars in thousands)
December 31, 2014
Determination Date	Average Strike Swap Rate	Notional Amount	Fair Value	Upfront Premium Paid	Unrealized Gain/(Loss)
January 2015	0.538%	$7,000,000	$1,502	$—	$1,502
February 2015	0.572%	2,000,000	(13)	—	(13)
March 2015	0.552%	5,000,000	41	—	41
Total	0.548%	$14,000,000	$1,530	$—	$1,530

Interest Rate Swap Agreements. As of March 31, 2015 and December 31, 2014, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk associated with the Company’s investment portfolio whereby the Company receives interest at a three-month LIBOR rate:

(notional in thousands)
March 31, 2015
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2017	$2,000,000	1.070%	0.254%	2.29
2018	2,040,000	1.563%	0.265%	3.69
2019 and Thereafter	1,210,000	2.164%	0.265%	5.83
Total	$5,250,000	1.514%	0.261%	3.65

(notional in thousands)
December 31, 2014
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2017	$2,000,000	1.070%	0.229%	2.54
2018	2,040,000	1.563%	0.238%	3.94
2019 and Thereafter	900,000	2.378%	0.255%	6.24
Total	$4,940,000	1.512%	0.237%	3.80

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Additionally, as of March 31, 2015 and December 31, 2014, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk associated with the Company’s investment portfolio whereby the Company pays interest at a three-month LIBOR rate:

(notional in thousands)
March 31, 2015
Swaps Maturities	Notional Amounts	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2018	$575,000	0.262%	1.440%	3.64
2019 and Thereafter	1,889,000	0.263%	2.588%	8.35
Total	$2,464,000	0.263%	2.320%	7.25

(notional in thousands)
December 31, 2014
Swaps Maturities	Notional Amounts	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2018	$575,000	0.231%	1.440%	3.89
2019 and Thereafter	1,579,000	0.239%	2.794%	9.19
Total	$2,154,000	0.237%	2.433%	7.77

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
As of March 31, 2015 and December 31, 2014, the Company had the following outstanding interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) associated with the Company’s short-term repurchase agreements and FHLB advances:

(notional in thousands)
March 31, 2015
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2016	$3,400,000	0.644%	0.268%	1.37
2017	4,285,000	1.075%	0.266%	2.35
2018	2,800,000	1.145%	0.266%	2.93
2019 and Thereafter	1,730,000	2.350%	0.260%	7.80
Total	$12,215,000	1.152%	0.266%	2.98

(notional in thousands)
December 31, 2014
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2016	$4,100,000	0.667%	0.249%	1.65
2017	5,285,000	1.063%	0.248%	2.55
2018	625,000	0.945%	0.233%	3.08
2019 and Thereafter	1,480,000	2.408%	0.235%	7.70
Total	$11,490,000	1.089%	0.246%	2.92

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Interest Rate Swaptions. As of March 31, 2015 and December 31, 2014, the Company had the following outstanding interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would either pay or receive a fixed rate) that were utilized as macro-economic hedges:

March 31, 2015
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	≥ 6 Months	$259,328	$112,094	53.14	$9,210,000	4.01%	3M Libor	6.9
Total Payer		$259,328	$112,094	53.14	$9,210,000	4.01%	3M Libor	6.9

Receiver	< 6 Months	$26,013	$6,914	3.99	$4,550,000	3M Libor	1.40%	6.7
Total Receiver		$26,013	$6,914	3.99	$4,550,000	3M Libor	1.40%	6.7

Sale contracts:
Payer	≥ 6 Months	$(81,248)	$(14,500)	27.02	$(800,000)	3.44%	3M Libor	10.0
Total Payer		$(81,248)	$(14,500)	27.02	$(800,000)	3.44%	3M Libor	10.0

December 31, 2014
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	≥ 6 Months	$255,358	$130,120	56.62	$8,210,000	4.12%	3M Libor	7.4
Total Payer		$255,358	$130,120	56.62	$8,210,000	4.12%	3M Libor	7.4

Receiver	< 6 Months	$10,715	$6,462	3.38	$5,000,000	3M Libor	1.35%	5.0
Total Receiver		$10,715	$6,462	3.38	$5,000,000	3M Libor	1.35%	5.0

Sale contracts:
Payer	≥ 6 Months	$(81,248)	$(19,990)	30.02	$(800,000)	3.44%	3M Libor	10.0
Total Payer		$(81,248)	$(19,990)	30.02	$(800,000)	3.44%	3M Libor	10.0

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Markit IOS Total Return Swaps. The Company also enters into total return swaps (agreements whereby the Company receives or makes payments based on the total return of an underlying instrument or index, such as the Markit IOS Index, in exchange for fixed or floating rate interest payments) to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our investment portfolio (referred to as “convexity risk”). Total return swaps based on the Markit IOS Index are intended to synthetically replicate the performance of interest-only securities. The Company had the following total return swap agreements in place at March 31, 2015 and December 31, 2014:

(notional and dollars in thousands)
March 31, 2015
Maturity Date	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
January 12, 2043	$(226,660)	$2,632	$(1,953)	$679
January 12, 2044	(650,869)	9,667	(13,177)	(3,510)
Total	$(877,529)	$12,299	$(15,130)	$(2,831)

(notional and dollars in thousands)
December 31, 2014
Maturity Date	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain/(Loss)
January 12, 2043	$(411,281)	$763	$(1,457)	$(694)
January 12, 2044	(187,178)	624	(275)	349
Total	$(598,459)	$1,387	$(1,732)	$(345)

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
Credit Default Swaps. For non-Agency investment securities and residential mortgage loans, the Company may enter into credit default swaps to hedge credit risk. In future periods, the Company could enhance its credit risk protection, enter into further paired derivative positions, including both long and short credit default swaps, and/or seek opportunistic trades in the event of a market disruption (see discussion under “Non-Risk Management Activities” below). The Company also has processes and controls in place to monitor, analyze, manage and mitigate its credit risk with respect to non-Agency RMBS and residential mortgage loans.
As of March 31, 2015 and December 31, 2014, the Company held credit default swaps whereby the Company received credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company’s credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present credit default swaps whereby the Company is receiving protection held as of March 31, 2015 and December 31, 2014:

(notional and dollars in thousands)
March 31, 2015
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
Receive	June 20, 2016	105.50	$(100,000)	$(1,145)	$(260)	$(1,405)
	December 20, 2016	496.00	(25,000)	(315)	(4,062)	(4,377)
	Total	183.60	$(125,000)	$(1,460)	$(4,322)	$(5,782)

(notional and dollars in thousands)
December 31, 2014
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable)/Receivable	Unrealized Gain/(Loss)
Receive	June 20, 2016	105.50	$(100,000)	$(1,350)	$(260)	$(1,610)
	December 20, 2016	496.00	(25,000)	(322)	(4,062)	(4,384)
	Total	183.60	$(125,000)	$(1,672)	$(4,322)	$(5,994)

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of March 31, 2015, the fair value of derivative financial instruments as an asset and liability position was $362.6 million and $155.1 million, respectively.
The Company attempts to mitigate its credit risk exposure on derivative financial instruments by limiting its counterparties to banks and financial institutions that meet established credit guidelines. The Company also seeks spread its credit risk exposure across multiple counterparties in order to reduce the exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty or clearing agency, in the case of centrally cleared interest rate swaps, upon occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties and clearing agencies, which require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. As of March 31, 2015, the Company has received cash deposits from counterparties of $104.5 million and placed cash deposits of $336.3 million in accounts maintained by counterparties, of which the amounts are netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the condensed consolidated balance sheet.
Non-Risk Management Activities
The Company has entered into certain financial instruments that are considered derivative contracts under ASC 815 that are not for purposes of hedging. These contracts are currently limited to forward purchase commitments, TBAs and inverse interest-only RMBS.
Commitments to Purchase Residential Mortgage Loans Held-for-Sale. Prior to a mortgage loan purchase, the Company may enter into forward purchase commitments with counterparties whereby the Company commits to purchasing the loans at a particular interest rate, provided the borrower elects to close the loan. These commitments to purchase mortgage loans have been defined as derivatives and are, therefore, recorded on the balance sheet as assets or liabilities and measured at fair value. Subsequent changes in fair value are recorded on the balance sheet as adjustments to the carrying value of these assets or liabilities with a corresponding adjustment recognized in current period earnings. As of March 31, 2015 and December 31, 2014, the Company had outstanding commitments to purchase $707.3 million and $554.8 million of mortgage loans, subject to

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

fallout if the loans do not close, with a fair value asset of $1.4 million and a fair value liability of $0.1 million at March 31, 2015 and a fair value asset of $1.3 million at December 31, 2014, respectively.
Inverse Interest-Only Securities. As of March 31, 2015 and December 31, 2014, inverse interest-only securities with a carrying value of $189.9 million and $188.6 million, including accrued interest receivable of $2.1 million and $2.2 million, respectively, are accounted for as derivative financial instruments in the condensed consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Face Value	$1,106,210	$1,168,226
Unamortized premium	—	—
Unamortized discount
Designated credit reserve	—	—
Net, unamortized	(939,371)	(991,715)
Amortized Cost	166,839	176,511
Gross unrealized gains	22,317	14,162
Gross unrealized losses	(1,348)	(4,269)
Carrying Value	$187,808	$186,404

Note 13. Other Assets
Other assets as of March 31, 2015 and December 31, 2014 are summarized in the following table:

(in thousands)	March 31, 2015	December 31, 2014
Property and equipment at cost	$4,988	$4,849
Accumulated depreciation (1)	(2,260)	(1,941)
Net property and equipment	2,728	2,908
Prepaid expenses	1,626	1,790
Income taxes receivable	293	—
Deferred tax assets, net	52,384	40,847
Servicing advances	30,837	27,490
Federal Home Loan Bank stock	110,250	100,010
Equity investments	3,000	3,000
Other receivables	12,138	12,534
Total other assets	$213,256	$188,579
____________________

(1)	Depreciation expense for the three months ended March 31, 2015 was $0.3 million.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 14. Other Liabilities
Other liabilities as of March 31, 2015 and December 31, 2014 are summarized in the following table:

(in thousands)	March 31, 2015	December 31, 2014
Accrued expenses	$29,562	$29,819
Accrued interest payable	18,419	23,772
Income taxes payable	33	1,375
Other	11,289	9,473
Total other liabilities	$59,303	$64,439

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
ASC 820 establishes a three-level hierarchy to be used when measuring and disclosing fair value. An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. Following is a description of the three levels:

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
Investment securities. The Company holds a portfolio of AFS and trading securities that are carried at fair value in the condensed consolidated balance sheet. AFS securities are primarily comprised of Agency and non-Agency RMBS while the Company’s U.S. Treasuries are classified as trading securities. The Company determines the fair value of its U.S. Treasuries and Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of its non-Agency RMBS, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its U.S. Treasuries as Level 1 fair value assets at March 31, 2015.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company classified 100% of its RMBS AFS securities reported at fair value as Level 2 at March 31, 2015. AFS and trading securities account for 72.2% and 10.1%, respectively, of all assets reported at fair value at March 31, 2015.
Residential mortgage loans held-for-sale. The Company holds residential mortgage loans held-for-sale that are carried at fair value in the condensed consolidated balance sheet as a result of a fair value option election. The Company determines fair value of its residential mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 87.7% and 12.3% of its residential mortgage loans held-for-sale as Level 2 and Level 3 fair value assets, respectively, at March 31, 2015.
Residential mortgage loans held-for-investment in securitization trusts. The Company recognizes on its condensed consolidated balance sheet residential mortgage loans held-for-investment in securitization trusts that are carried at fair value as a result of a fair value option election. An entity is allowed to measure both the financial assets and financial liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the Company’s securitization trusts are considered qualifying CFEs, the Company determines the fair value of these residential mortgage loans based on the fair value of its collateralized borrowings in securitization trusts and its retained interests from the Company’s on-balance sheet securitizations (eliminated in consolidation in accordance with U.S. GAAP), as the fair value of these instruments is more observable. The Company classified 100% of its residential mortgage loans held-for-investment in securitization trusts as Level 2 fair value assets at March 31, 2015.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the condensed consolidated balance sheet. The Company determines fair value of its MSR based on prices obtained from third-party pricing providers. Although MSR transactions are observable in the marketplace, the valuation is based upon cash flow models that include unobservable market data inputs (including prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its MSR as Level 3 fair value assets at March 31, 2015.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, swaptions, put and call options for TBAs, credit default swaps, constant maturity swaps and Markit IOS total return swaps. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, swaptions, put and call options for TBAs, credit default swaps, constant maturity swaps and total returns swaps reported at fair value as Level 2 at March 31, 2015.
The Company also enters into certain other derivative financial instruments, such as TBAs and inverse interest-only securities. These instruments are similar in form to the Company’s AFS securities and the Company utilizes a pricing service to value TBAs and broker quotes to value inverse interest-only securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at March 31, 2015. The Company reported 100% of its TBAs as Level 1 as of March 31, 2015.
The Company may also enter into forward purchase commitments on residential mortgage loans whereby the Company commits to purchasing the loans at a particular interest rate. The fair value of these derivatives is determined based on prices currently offered in the marketplace for new commitments. Fallout assumptions if the borrower elects not to close the loan are applied to the pricing. As of March 31, 2015, the Company had outstanding commitments to purchase $707.3 million of mortgage loans, subject to fallout if the loans do not close, with a fair value asset of $1.4 million and a fair value liability of $0.1 million. The Company classified 100% of the forward purchase commitments reported at fair value as Level 2 at March 31, 2015.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Based on the Company’s assessment, there is no requirement for any additional adjustment to derivative valuations specifically for credit.
Collateralized borrowings in securitization trusts. The Company recognizes on its condensed consolidated balance sheet collateralized borrowings that are carried at fair value as a result of a fair value option election. In determining the fair value of its collateralized borrowings, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its collateralized borrowings in securitization trusts as Level 2 fair value liabilities at March 31, 2015.
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

	Recurring Fair Value Measurements
	At March 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$14,342,845	$—	$14,342,845
Trading securities	2,010,000	—	—	2,010,000
Residential mortgage loans held-for-sale	—	498,433	70,149	568,582
Residential mortgage loans held-for-investment in securitization trusts	—	2,170,206	—	2,170,206
Mortgage servicing rights	—	—	410,229	410,229
Derivative assets	—	362,646	—	362,646
Total assets	$2,010,000	$17,374,130	$480,378	$19,864,508
Liabilities
Collateralized borrowings in securitization trusts	$—	$1,400,571	$—	$1,400,571
Derivative liabilities	17,931	137,218	—	155,149
Total liabilities	$17,931	$1,537,789	$—	$1,555,720

	Recurring Fair Value Measurements
	At December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$14,341,102	$—	$14,341,102
Trading securities	1,997,656	—	—	1,997,656
Residential mortgage loans held-for-sale	—	500,159	35,553	535,712
Residential mortgage loans held-for-investment in securitization trusts	—	1,744,746	—	1,744,746
Mortgage servicing rights	—	—	452,006	452,006
Derivative assets	10,350	370,441	—	380,791
Total assets	$2,008,006	$16,956,448	$487,559	$19,452,013
Liabilities
Collateralized borrowings in securitization trusts	$—	$1,209,663	$—	$1,209,663
Derivative liabilities	17,687	72,546	—	90,233
Total liabilities	$17,687	$1,282,209	$—	$1,299,896

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2015, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the reconciliation for all of the Company’s Level 3 assets measured at fair value on a recurring basis:

	Level 3 Recurring Fair Value Measurements
	Three Months Ended
	March 31, 2015
(in thousands)	Residential Mortgage Loans Held-For-Sale		Mortgage Servicing Rights
Beginning of period level 3 fair value	$35,553		$452,006
Gains (losses) included in net income (loss):
Realized gains (losses)	5,121		(9,314)
Unrealized gains (losses)	747	(1)	(43,089)	(3)
Total net gains (losses) included in net income (loss)	5,868		(52,403)
Other comprehensive income	—		—
Purchases	70,666		4,551
Sales	(23,909)		—
Settlements	(18,029)		6,075
Gross transfers into level 3	—		—
Gross transfers out of level 3	—		—
End of period level 3 fair value	$70,149		$410,229
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$900	(2)	$(43,089)	(4)
___________________

(1)
For the three months ended March 31, 2015, the change in unrealized gains or losses on residential mortgage loans held-for-sale was recorded in gain (loss) on residential mortgage loans held-for-sale on the condensed consolidated statements of comprehensive income.

(2)
For the three months ended March 31, 2015, the change in unrealized gains or losses on residential mortgage loans held-for-sale that were held at the end of the reporting period was recorded in gain (loss) on residential mortgage loans held-for-sale on the condensed consolidated statements of comprehensive income.

(3)	For the three months ended March 31, 2015, the change in unrealized gains or losses on MSR was recorded in loss on servicing asset on the condensed consolidated statements of comprehensive income.

(4)
For the three months ended March 31, 2015, the change in unrealized gains or losses on MSR that were held at the end of the reporting period was recorded in loss on servicing asset on the condensed consolidated statements of comprehensive income.

The Company did not incur transfers between Level 1, Level 2 or Level 3 for the three months ended March 31, 2015. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
The Company used a third-party pricing provider in the fair value measurement of its Level 3 residential mortgage loans held-for-sale. The significant unobservable inputs used by the third-party pricing provider included expected default, severity and discount rate. Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company also used a third-party pricing provider in the fair value measurement of its Level 3 MSR. The table below presents information about the significant unobservable inputs used by the third-party pricing provider in the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at March 31, 2015:

As of March 31, 2015
Valuation Technique	Unobservable Input (1)	Range			Weighted Average
Discounted cash flow	Constant prepayment speed	11.0	-	15.0%	13.1%
	Delinquency	4.4	-	5.0%	4.6%
	Discount rate	8.5	-	11.2%	9.9%
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

Fair Value Option for Financial Assets and Financial Liabilities
The Company elected the fair value option for the residential mortgage loans it has acquired. The fair value option was elected to mitigate earnings volatility by better matching the accounting for the assets with the related hedges. The mortgage loans are carried within residential mortgage loans held-for-sale on the condensed consolidated balance sheet. The Company’s policy is to separately record interest income on these fair value elected loans. Upfront fees and costs related to the fair value elected loans are not deferred or capitalized. Fair value adjustments are reported in gain (loss) on residential mortgage loans held-for-sale on the condensed consolidated statements of comprehensive income. The fair value option is irrevocable once the loan is acquired.
The Company also elected the fair value option for both the residential mortgage loans held-for-investment in securitization trusts and the collateralized borrowings in securitization trusts carried on the condensed consolidated balance sheet. The fair value option was elected to better reflect the economics of the Company’s retained interests. The Company’s policy is to separately record interest income on the fair value elected loans and interest expense on the fair value elected borrowings. Upfront fees and costs are not deferred or capitalized. Fair value adjustments are reported in other (loss) income on the condensed consolidated statements of comprehensive income.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the fair value option elections and information regarding the amounts recognized in earnings for each fair value option-elected item.

(in thousands)	Changes included in the Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31,	Interest income (expense)		Gain (loss) on residential mortgage loans held-for-sale	Other (loss) income	Total included in net income (loss)	Change in fair value due to credit risk
2015
Assets
Residential mortgage loans held-for-sale	$4,271	(1)	$9,066	$—	$13,337	$(242)	(2)
Residential mortgage loans held-for-investment in securitization trusts	18,236	(1)	—	49	18,285	—	(3)
Liabilities
Collateralized borrowings in securitization trusts	(10,708)		—	(2,967)	(13,675)	—	(3)
Total	$11,799		$9,066	$(2,918)	$17,947	$(242)
2014
Assets
Residential mortgage loans held-for-sale	$4,586	(1)	$(2,764)	$—	$1,822	$33	(2)
Residential mortgage loans held-for-investment in securitization trusts	7,893	(1)	—	1,975	9,868	—	(3)
Liabilities
Collateralized borrowings in securitization trusts	(5,353)		—	(1,662)	(7,015)	—	(3)
Total	$7,126		$(2,764)	$313	$4,675	$33
____________________

(1)
Interest income on residential mortgage loans held-for-sale and residential mortgage loans held-for-investment in securitization trusts is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.

(2)	The change in fair value due to credit risk on residential mortgage loans held-for-sale was quantified by holding yield constant in the cash flow model in order to isolate credit risk component.

(3)
The change in fair value on residential mortgage loans held-for-investment in securitization trusts and collateralized borrowings in securitization trusts was due entirely to changes in market interest rates.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The table below provides the fair value and the unpaid principal balance for the Company’s fair value option-elected loans and collateralized borrowings.

	March 31, 2015		December 31, 2014
(in thousands)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Residential mortgage loans held-for-sale
Total loans	$569,553	$568,582	$534,101	$535,712
Nonaccrual loans	$63,171	$55,079	$26,405	$20,574
Loans 90+ days past due	$60,030	$52,165	$25,263	$19,675
Residential mortgage loans held-for-investment in securitization trusts
Total loans	$2,112,775	$2,170,206	$1,699,748	$1,744,746
Nonaccrual loans	$—	$—	$—	$—
Loans 90+ days past due	$—	$—	$—	$—
Collateralized borrowings in securitization trusts
Total borrowings	$1,402,939	$1,400,571	$1,218,589	$1,209,663
____________________

(1)	Excludes accrued interest receivable.

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

•
AFS securities, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts, MSR, derivative assets and liabilities, and collateralized borrowings in securitization trusts are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the Fair Value Measurements section of this footnote.

•
Commercial real estate loans held-for-investment are carried at cost, net of any unamortized premiums or discounts, unless deemed impaired. Because the Company has not yet recorded any allowances for losses and the associated investment in the commercial real estate loan was settled on March 27, 2015, carrying value, or amortized cost, approximates fair value. The Company categorizes the fair value measurement of these assets as Level 2.

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

•
The carrying value of repurchase agreements and FHLB advances that mature in less than one year generally approximates fair value due to the short maturities. The Company holds $98.3 million of repurchase agreements and $2.6 billion of FHLB advances that are considered long-term. The Company’s long-term repurchase agreements and FHLB advances have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities	$14,342,845	$14,342,845	$14,341,102	$14,341,102
Trading securities	$2,010,000	$2,010,000	$1,997,656	$1,997,656
Residential mortgage loans held-for-sale	$568,582	$568,582	$535,712	$535,712
Residential mortgage loans held-for-investment in securitization trusts	$2,170,206	$2,170,206	$1,744,746	$1,744,746
Commercial real estate loans held-for-investment	$45,556	$45,556	$—	$—
Mortgage servicing rights	$410,229	$410,229	$452,006	$452,006
Cash and cash equivalents	$1,020,338	$1,020,338	$1,005,792	$1,005,792
Restricted cash	$441,158	$441,158	$336,771	$336,771
Derivative assets	$362,646	$362,646	$380,791	$380,791
Federal Home Loan Bank stock	$110,250	$110,250	$100,010	$100,010
Equity investments	$3,000	$3,000	$3,000	$3,000
Liabilities
Repurchase agreements	$13,094,878	$13,094,878	$12,932,463	$12,932,463
Collateralized borrowings in securitization trusts	$1,400,571	$1,400,571	$1,209,663	$1,209,663
Federal Home Loan Bank advances	$2,625,000	$2,625,000	$2,500,000	$2,500,000
Derivative liabilities	$155,149	$155,149	$90,233	$90,233

Note 16. Repurchase Agreements
As of March 31, 2015, the Company had outstanding $13.1 billion of repurchase agreements, including repurchase agreements funding the Company’s U.S. Treasuries of $2.0 billion. Excluding the debt associated with the Company’s U.S. Treasuries and the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.70% and weighted average remaining maturities of 69 days as of March 31, 2015. As of December 31, 2014, the Company had outstanding $12.9 billion of repurchase agreements, including repurchase agreements funding the Company’s U.S. Treasuries of $2.0 billion. Excluding the debt associated with the Company’s U.S. Treasuries and the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.72% and weighted average remaining maturities of 64 days as of December 31, 2014. As of March 31, 2015 and December 31, 2014, the debt associated with the Company’s U.S. Treasuries had a weighted average borrowing rate of 0.32% and 0.23%, respectively.
At March 31, 2015 and December 31, 2014, the repurchase agreement balances were as follows:

(in thousands)	March 31, 2015	December 31, 2014
Short-term	$12,996,589	$12,839,242
Long-term	98,289	93,221
Total	$13,094,878	$12,932,463

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At March 31, 2015 and December 31, 2014, the repurchase agreements had the following characteristics:

(dollars in thousands)	March 31, 2015		December 31, 2014
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Amount Outstanding	Weighted Average Borrowing Rate
U.S. Treasuries	$2,001,250	0.32%	$1,996,250	0.23%
Agency RMBS	8,761,087	0.42%	8,458,572	0.42%
Non-Agency RMBS (1)	2,187,369	1.81%	2,324,395	1.79%
Agency derivatives	133,611	1.01%	138,133	0.99%
Residential mortgage loans held-for-sale	11,561	2.58%	15,113	3.03%
Total	$13,094,878	0.65%	$12,932,463	0.64%
____________________

(1)	Includes repurchase agreements collateralized by retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

At March 31, 2015 and December 31, 2014, the repurchase agreements had the following remaining maturities:

(in thousands)	March 31, 2015		December 31, 2014
Within 30 days	$3,490,440		$3,979,317
30 to 59 days	4,030,473		4,595,425
60 to 89 days	1,508,512		903,286
90 to 119 days	826,026		434,550
120 to 364 days	2,139,888		1,929,164
Open maturity (1)	1,001,250		997,500
One year and over	98,289	(2)	93,221
Total	$13,094,878		$12,932,463
____________________

(1)	Includes repurchase agreements collateralized by U.S. Treasuries with an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

(2)	One year and over includes repurchase agreements with a maturity date of June 25, 2016.

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	March 31, 2015	December 31, 2014
Available-for-sale securities, at fair value	$12,016,784	$11,874,783
Trading securities, at fair value	2,010,000	1,997,656
Residential mortgage loans held-for-sale, at fair value	13,162	19,123
Net economic interests in consolidated securitization trusts (1)	359,416	363,564
Cash and cash equivalents	14,669	14,117
Restricted cash	89,959	112,435
Due from counterparties	28,299	32,495
Derivative assets, at fair value	186,811	185,067
Total	$14,719,100	$14,599,240
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

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
The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Royal Bank of Canada	$1,284,065	$344,167	8%	73.1	$1,373,549	$401,194	10%	83.8
Barclays Capital Inc.	799,269	298,274	7%	45.2	1,346,085	365,879	9%	50.5
All other counterparties (2) (3)	10,010,294	990,372	24%	66.5	9,215,329	907,066	22%	57.7
Total	$12,093,628	$1,632,813			$11,934,963	$1,674,139
____________________

(1)
Represents the net carrying value of the securities and residential mortgage loans held-for-sale sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases are not included in the amounts presented above. However, at both March 31, 2015 and December 31, 2014, the Company did not have any such payables.

(2)	Excludes $1.0 billion and $997.5 million of repurchase agreements collateralized by U.S. Treasuries with a rolling 1-day maturity as of March 31, 2015 and December 31, 2014, respectively.

(3)	Represents amounts outstanding with 22 and 23 counterparties at March 31, 2015 and December 31, 2014, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 17. Collateralized Borrowings in Securitization Trusts, at Fair Value
The Company purchases subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The debt associated with the underlying residential mortgage loans held by the trusts, which are consolidated on the Company’s condensed consolidated balance sheet, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. As of March 31, 2015 and December 31, 2014, collateralized borrowings in securitization trusts had a carrying value of $1.4 billion and $1.2 billion with a weighted average interest rate of 3.6% as of both period ends. The stated maturity dates for all collateralized borrowings were more than five years from both March 31, 2015 and December 31, 2014.

Note 18. Federal Home Loan Bank of Des Moines Advances
The Company’s wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, is a member in the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of March 31, 2015 and December 31, 2014, TH Insurance had $2.6 billion and $2.5 billion in outstanding secured advances with a weighted average borrowing rate of 0.4% and 0.3%, respectively, and had an additional $1.4 billion of available uncommitted capacity for borrowings as of March 31, 2015. As of December 31, 2014, TH Insurance had no additional uncommitted capacity to borrow. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At March 31, 2015 and December 31, 2014, FHLB advances had the following remaining maturities:

(in thousands)	March 31, 2015	December 31, 2014
≤ 1 year	$—	$33,738
> 1 and ≤ 3 years	651,238	651,238
> 3 and ≤ 5 years	815,024	815,024
> 5 and ≤ 10 years	—	—
> 10 years	1,158,738	1,000,000
Total	$2,625,000	$2,500,000

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of FHLB advances:

(in thousands)	March 31, 2015	December 31, 2014
Available-for-sale securities, at fair value	$2,158,907	$2,284,532
Residential mortgage loans held-for-sale, at fair value	402,770	397,656
Net economic interests in consolidated securitization trusts (1)	317,657	80,732
Total	$2,879,334	$2,762,920
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

The FHLB retains the right to mark the underlying collateral for FHLB advances to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral. In addition, as a condition to membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB. At March 31, 2015 and December 31, 2014, the Company had stock in the FHLB totaling $110.3 million and $103.0 million, respectively, which is included in other assets on the condensed consolidated balance sheet. FHLB stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLB. Accordingly, when evaluating FHLB stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of March 31, 2015 and December 31, 2014, the Company had not recognized an impairment charge related to its FHLB stock.

Note 19. Stockholders’ Equity
Distributions to Stockholders
The following table presents cash dividends declared by the Company on its common stock during the three months ended March 31, 2015, and the four immediately preceding quarters:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
March 18, 2015	March 31, 2015	April 21, 2015	$0.26
December 16, 2014	December 30, 2014	January 20, 2015	$0.26
September 16, 2014	September 30, 2014	October 21, 2014	$0.26
June 17, 2014	July 2, 2014	July 22, 2014	$0.26
March 17, 2014	March 31, 2014	April 21, 2014	$0.26

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Accumulated Other Comprehensive Income
Accumulated other comprehensive income at March 31, 2015 and December 31, 2014 was as follows:

(in thousands)	March 31, 2015	December 31, 2014
Available-for-sale securities, at fair value
Unrealized gains	$878,308	$891,820
Unrealized losses	(28,450)	(36,031)
Accumulated other comprehensive income	$849,858	$855,789

Reclassifications out of Accumulated Other Comprehensive Income
The following table summarizes reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2015 and 2014:

(in thousands)	Affected Line Item in the Condensed Consolidated Statements of Comprehensive Income	Amount Reclassified out of Accumulated Other Comprehensive Income
		Three Months Ended March 31,
		2015	2014
Other-than-temporary-impairments on AFS securities	Total other-than-temporary impairment losses	$127	$212
Realized (gains) losses on sales of AFS securities	Gain (loss) on investment securities	(99,935)	43,180
		$(99,808)	$43,392

Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitation detailed in the plan prospectus. An aggregate of 7.5 million shares of the Company’s common stock were originally reserved for issuance under the plan. As of March 31, 2015, 232,878 shares have been issued under the plan for total proceeds of approximately $2.5 million, of which 19,412 and 10,780 shares were issued for total proceeds of $200,264 and $110,140 during the three months ended March 31, 2015 and 2014, respectively.
Share Repurchase Program
On October 5, 2011, the Company’s board of directors authorized a share repurchase program, which allows the Company to repurchase up to 10,000,000 shares of its common stock. On November 14, 2012, the board of directors authorized an increase in the share repurchase program of 15,000,000, for a total of 25,000,000 shares. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and purchases may be commenced or suspended at any time without prior notice. As of March 31, 2015, 2,450,700 shares had been repurchased by the Company under the program for a total cost of $23.9 million; however, no shares were repurchased during the three months ended March 31, 2015 and 2014.
At-the-Market Offering
On May 25, 2012, the Company entered into an equity distribution agreement under which the Company may sell up to an aggregate of 20,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of March 31, 2015, 7,585,869 shares of common stock have been sold under the equity distribution agreement for total accumulated net proceeds of approximately $77.6 million; however, no shares were sold during the three months ended March 31, 2015 and 2014.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 20. Equity Incentive Plan
On February 5, 2014 and February 12, 2015, the Company granted 1,103,162 and 206,275 shares of restricted common stock, respectively, pursuant to the Company’s Restated 2009 Equity Incentive Plan, or the Plan. The estimated fair value of these awards was $9.79 and $10.30 per share on grant date, based on the closing market price of the Company’s common stock on the NYSE on such date. However, as the cost of these awards is measured at fair value at each reporting date based on the price of the Company’s stock as of period end in accordance with ASC 505, Equity, or ASC 505, the fair value of these awards as of March 31, 2015 was $10.62 per share based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the date of the grant, as long as such grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.
No shares of restricted common stock were granted to the Company’s independent directors during the three months ended March 31, 2015 and 2014.
The following table summarizes the activity related to restricted common stock for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
(in thousands)	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	2,002,406	$10.32	1,024,459	$11.22
Granted	206,275	10.30	1,103,162	9.79
Vested	(365,662)	(9.79)	—	—
Forfeited	(55,474)	(10.19)	(3,065)	(9.79)
Outstanding at End of Period	1,787,545	$10.43	2,124,556	$10.48

For the three months ended March 31, 2015 and 2014, the Company recognized compensation costs related to restricted common stock of $2.7 million and $3.1 million, respectively.

Note 21. Income Taxes
For the three months ended March 31, 2015 and 2014, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C-corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
During the three months ended March 31, 2015 and 2014, the Company’s TRSs recognized a benefit from income taxes of $10.7 million and $33.9 million, respectively, which was primarily due to losses incurred on derivative instruments held in the Company’s TRSs.
Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements of a contingent tax liability for uncertain tax positions.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 22. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share, or EPS, for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands, except share data)	2015	2014
Numerator:
Net income (loss)	$94,793	$(29,145)
Denominator:
Weighted average common shares outstanding	364,629,176	363,913,721
Weighted average restricted stock shares	1,878,481	1,698,169
Basic and diluted weighted average shares outstanding	366,507,657	365,611,890
Basic and Diluted Earnings (Loss) Per Share:	$0.26	$(0.08)

Note 23. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with the Management Agreement with PRCM Advisers, the Company incurred $12.7 million and $12.1 million as a management fee to PRCM Advisers for the three months ended March 31, 2015 and 2014, respectively, which represents approximately 1.5% of stockholders’ equity on an annualized basis as defined by the Management Agreement. For purposes of calculating the management fee, stockholders’ equity is adjusted to exclude any common stock repurchases as well as any unrealized gains, losses or other items that do not affect realized net income (loss), among other adjustments, in accordance with the Management Agreement. In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $4.8 million and $3.2 million for the three months ended March 31, 2015 and 2014, respectively.
The Company has established an accounts payable function and direct relationships with the majority of its third-party vendors. The Company will continue to have certain costs allocated to it by PRCM Advisers for compensation, data services and proprietary technology, but most direct expenses with third-party vendors are paid directly by the Company.
The Company recognized $2.7 million and $3.1 million of compensation expense during the three months ended March 31, 2015 and 2014, respectively, related to restricted common stock. See Note 20 - Equity Incentive Plan for additional information.

Note 24. Subsequent Events
Events subsequent to March 31, 2015, were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2014.

General
We are a Maryland corporation focused on investing in, financing and managing residential mortgage-backed securities, or RMBS, residential mortgage loans, mortgage servicing rights, or MSR, commercial real estate and other financial assets, which we collectively refer to as our target assets. We operate as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code.
We are externally managed by PRCM Advisers LLC, or PRCM Advisers, which is a wholly owned subsidiary of Pine River Capital Management L.P., or Pine River, a global multi-strategy asset management firm providing comprehensive portfolio management, transparency and liquidity to institutional and high net worth investors.
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

•	Non-Agency RMBS, meaning RMBS that are not issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac;

•	Residential mortgage loans;

•	MSR;

•	Commercial real estate assets; and

•	Other financial assets comprising approximately 5% to 10% of the portfolio.

We generally view our target assets in two strategies that rely on our core competencies of managing prepayment and credit risk. Our rates strategy includes assets that are sensitive to changes in interest rates and prepayment speeds, specifically Agency RMBS and MSR. Our credit strategy includes assets with inherent credit risk including non-Agency RMBS, residential mortgage loans and net economic interests in securitizations on prime nonconforming residential mortgage loans.
In addition to the two strategies discussed in the preceding paragraph, in the fourth quarter of 2014, we announced our intended expansion into the commercial real estate market, planning an initial allocation of approximately $500 million of equity capital. Our target assets will include first mortgage loans, mezzanine loans, b-notes and preferred equity. As of March 31, 2015, we had invested $45.6 million in one senior mezzanine commercial real estate loan.
During the three months ended March 31, 2015, we maintained our hybrid Agency and non-Agency RMBS investment model and continued to develop our operational businesses in support of other mortgage-related investments, which stem from the changing opportunities in the residential mortgage marketplace, including residential mortgage loans and MSR. Within our non-Agency RMBS portfolio, we have historically had a substantial emphasis on “legacy” bonds, which include bonds issued prior to 2009. Throughout the past year, however, we have sold a number of these bonds that we believe had reached maximum value, many of which were replaced with “new issue” non-Agency RMBS. We believe these “new issue” bonds, which include some GSE credit risk transfer bonds, have enabled us to find attractive returns and further diversify our non-Agency RMBS portfolio.
Within our mortgage loan conduit and securitization business, we acquire prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions with the intent to securitize the loans through the issuance of non-Agency mortgage-backed securities. Our intention is to retain the related subordinated securities, representing the credit risk piece associated with these deals. We also hold a small legacy portfolio of credit sensitive residential mortgage loans, or CSL, which are loans that are currently performing, but where the borrower has previously experienced payment delinquencies and is more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default on CSL than on newly originated residential mortgage loans. We do not originate loans or provide direct financing to lenders; rather, through our mortgage loan conduit we contract with originators to acquire loans they originate that meet our purchase criteria.

Within our MSR business, we purchase the right to control the servicing of mortgage loans from high-quality originators. Additionally, as owner of MSR on loans from securitizations guaranteed by Ginnie Mae, we are obligated to purchase these loans from time to time in order to complete modifications on the mortgage loans. We held a small portfolio of these Ginnie Mae buyout residential mortgage loans as of March 31, 2015, which, in the majority of instances, will undergo successful loan modifications, return to performing loans and be redelivered to future Ginnie Mae pools. We do not directly service the mortgage loans we acquire, nor the mortgage loans underlying the MSR we acquire; rather, we contract with fully licensed third-party subservicers to handle substantially all servicing functions.
We believe our investment model allows management to allocate capital across various sectors within the mortgage market, with a focus on asset selection and the implementation of a relative value investment approach. Capital allocation decisions factor in the opportunities in the marketplace, cost of financing and cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, capital allocation reflects management’s opportunistic approach to investing in the marketplace. The following table provides our capital allocation among the target assets in each of our investment strategies as of March 31, 2015 and the four immediately preceding period ends:

	As of
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Rates strategy
Agency RMBS	45%	44%	44%	45%	45%
Mortgage servicing rights	10%	12%	12%	13%	13%
Credit strategy
Non-Agency RMBS	34%	34%	36%	36%	39%
Mortgage loan conduit/securitization	11%	10%	8%	6%	3%

As our capital allocation shifts, our annualized yields and cost of financing shift. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts; for example, uncertainty of prepayment speeds, extension risk and credit events.
For the three months ended March 31, 2015, our net yield realized on the portfolio was higher than the previous period. Yields and net interest spreads on non-Agency RMBS are generally lower than what we have historically realized in our portfolio, while yields and spreads on Agency RMBS, residential mortgage loans held-for-sale, net economic interests in securitization and MSR have remained consistent. Our cost of financing decreased as a result of lower swap spread. During the third quarter of 2014, we increased notional amounts and replaced some of our shorter interest rate swaps with longer-term swaps, which added to both third and fourth quarter swap spread. The notional amount of swaps was reduced late in the fourth quarter of 2014 resulting in lower swap spread in the first quarter of 2015. The following table provides the average annualized yield on our target assets, including Agency and non-Agency RMBS, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment, net of collateralized borrowings, in securitization trusts, commercial real estate loans held-for-investment and MSR for the three months ended March 31, 2015, and the four immediately preceding quarters:

	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Average annualized portfolio yield (1)	4.40%	4.46%	4.46%	4.64%	4.60%
Cost of financing (2)	1.33%	1.55%	1.47%	1.26%	1.16%
Net portfolio yield	3.07%	2.91%	2.99%	3.38%	3.44%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

We seek to deploy moderate leverage as part of our investment strategy. We generally finance our RMBS assets through short- and long-term borrowings structured as repurchase agreements and through short- and long-term advances from the Federal Home Loan Bank of Des Moines, or the FHLB. Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while non-Agency RMBS, with less liquidity and exposure to credit risk, utilize lower levels of leverage. We also finance our U.S. Treasuries, which we hold for trading purposes, and our residential mortgage loans. We believe the debt-to-equity ratio funding our Agency RMBS, non-Agency RMBS and residential mortgage loans held-for-sale is the most meaningful leverage measure as U.S. Treasuries are viewed to be highly liquid in nature and collateralized borrowings on residential mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity. As a result, our debt-to-equity ratio is determined by our RMBS portfolio mix as well as many additional factors, including the liquidity of our portfolio, the sustainability and price of our financing, diversification of our counterparties and their available capacity to finance our RMBS assets, and anticipated regulatory developments. Over the past several quarters, we have generally maintained a debt-to-equity ratio range of 3.0 to 5.0 times to finance our RMBS portfolio and residential mortgage loans held-for-sale, on a fully deployed capital basis. Our debt-to-equity ratio is directly correlated to the make-up of our RMBS portfolio; specifically, the higher percentage of Agency RMBS we hold, the higher our debt-to-equity ratio is, and vice versa. We may alter the percentage allocation of our portfolio between Agency and non-Agency RMBS depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from common stock offerings we conduct. The debt-to-equity ratio range has been driven by our relatively stable asset allocation between Agency and non-Agency RMBS, as disclosed above. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Repurchase Agreements” for further discussion.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2014, under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
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

Fair Value Measurement
A significant portion of our assets and liabilities are at fair value and, therefore, our condensed consolidated balance sheets and statements of comprehensive income are significantly affected by fluctuations in market prices. At March 31, 2015, approximately 91.6% of total assets, or $19.9 billion, and approximately 8.8% of total liabilities, or $1.6 billion, consisted of financial instruments recorded at fair value. See Note 15 - Fair Value to the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. Although markets for asset-backed securities, including RMBS, have modestly stabilized since the severe dislocations experienced as a result of the financial crisis, these markets continue to experience volatility and, as a result, our assets and liabilities will be subject to valuation adjustment as well as changes in the inputs we use to measure fair value.
For the three months ended March 31, 2015, our unrealized fair value losses on interest rate swap and swaption agreements, which are accounted for as derivative trading instruments under U.S. GAAP, negatively affected our financial results. The change in fair value of the interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three months ended March 31, 2015. Our financial results for the three months ended March 31, 2015 were positively affected by unrealized fair value gains on certain U.S. Treasuries classified as trading instruments due to their short-term investment objectives and residential mortgage loans held-for-sale, and negatively affected by unrealized fair value losses on MSR.
For the three months ended March 31, 2014, our unrealized fair value losses on interest rate swap and swaption agreements negatively affected our financial results. The change in fair value of the interest rate swaps was a result of the realization of losses on interest rates swaps unwound and subsequent resetting of interest rate swaps at more favorable rates, combined with changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three months ended March 31, 2014. Our financial results for the three months ended March 31, 2014 were negatively affected by unrealized fair value losses on certain U.S. Treasuries classified as trading instruments, residential mortgage loans held-for-sale and MSR.
In addition, our financial results for the three months ended March 31, 2015 and 2014 were affected by the unrealized gains and losses of certain other derivative instruments that were accounted for as trading derivative instruments (i.e., credit default swaps, TBAs, put and call options for TBAs, constant maturity swaps, Markit IOS total return swaps, inverse interest-only securities and forward residential mortgage loan purchase commitments). Any temporary change in the fair value of our available-for-sale securities is recorded as a component of accumulated other comprehensive income and does not impact our earnings.
We have numerous internal controls in place to help ensure the appropriateness of fair value measurements. Significant fair value measures are subject to detailed analytics and management review and approval. Our entire investment portfolio is priced by third-party brokers and/or by independent pricing providers. We generally receive three or more broker and vendor quotes on pass-through Agency RMBS, and generally receive multiple broker or vendor quotes on all other RMBS instruments, including interest-only Agency RMBS, inverse interest-only Agency RMBS, and non-Agency RMBS. We also typically receive two vendor quotes for the residential mortgage loans and MSR in our investment portfolio. For Agency RMBS, the third-party pricing providers and brokers use pricing models that commonly incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. For non-Agency RMBS, the third-party pricing providers and brokers utilize both observable and unobservable inputs such as pool-specific characteristics (i.e., loan age, loan size, credit quality of borrowers, vintage, servicer quality), floating rate indices, prepayment and default assumptions, and recent trading of the same or similar bonds. For residential mortgage loans and MSR, vendors use pricing models that generally incorporate observable inputs such as principal balance, note rate, geographical location, LTV ratios, FICO, appraised value and other loan characteristics, along with observed market yields, securitization economics and trading levels. Additionally for MSR, pricing providers will customarily incorporate loan servicing cost, servicing fee, ancillary income, and earnings rate on escrow as observable inputs. Unobservable or model-driven inputs include forecast cumulative defaults, default curve, forecast loss severity and forecast voluntary prepayment.
We evaluate the prices we receive from both brokers and independent pricing providers by comparing those prices to actual purchase and sale transactions, our internally modeled prices calculated based on market observable rates and credit spreads, and to each other both in current and prior periods. We review and may challenge broker quotes and valuations from third-party pricing providers to ensure that such quotes and valuations are indicative of fair value as a result of this analysis. We then estimate the fair value of each security based upon the median of the final broker quotes received, and we estimate the fair value of residential mortgage loans and MSR based upon the average of prices received from independent providers, subject to internally-established hierarchy and override procedures.
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

Market Conditions and Outlook
The key macroeconomic factors that impact our business are home prices, interest rates and employment rates. Home price performance and unemployment are particularly important to our non-Agency portfolio. Home price appreciation metrics remained steady through the first quarter. Forecasts call for home prices to appreciate over the next several years, although likely at a softer pace than the last few years. Despite the improvement in housing prices, tight credit standards have had the effect of limiting a borrower’s ability to refinance their mortgages notwithstanding low interest rates and government programs that promote refinancing. The interest rate environment was volatile in the first quarter, as rates fell sharply in January, before retracing and then rallying again in March. Overall, interest rates remain at historically low levels despite improving employment statistics and other economic indicators, although interest rates were volatile throughout the first quarter. Generally, the low interest rate environment is expected to persist, as the Federal Reserve has made dovish commentary that suggests it will take a measured approach to its interest rate decisions, which should continue to benefit funding costs in the near term. The market generally expects that a modest increase in rates is likely sometime in 2015. Additionally, despite the Federal Reserve officially ending its Quantitative Easing, or QE, asset purchases in the fourth quarter of 2014, it appears the Federal Reserve will continue to reinvest its mortgage-backed security principal repayments for the foreseeable future. Employment market conditions remain solid; however, momentum appears to be tapering off and underemployment levels remain stubbornly high. Other than LTV ratios, employment is the most powerful determinant of a homeowner’s ongoing likelihood to pay their mortgage.
Overall, the U.S. economy continues to navigate headwinds that include global economic lethargy, geopolitical unrest across various regions worldwide, the ongoing European debt crisis, persistently high underemployment, stagnant wage inflation and a fragile housing market.
Regulatory and legislative actions taken in the past few years in an effort to improve economic conditions and increase liquidity in the financial markets, as well as other actions related to the fall-out from the financial and foreclosure crises, continue to impact the market. Regulatory actions that could affect the value and availability of our target assets, either positively or negatively, include attempts by the U.S. government to further simplify the refinancing process to allow more borrowers to refinance into lower interest rate mortgage loans; the streamlined loan modification initiative for borrowers that are 90+ days delinquent implemented by the government sponsored entities, or GSEs; the real estate owned, or REO, to-rental program supported by the GSEs; the extension of both the Home Affordable Modification Program, or HAMP, and the Home Affordable Refinance Program 2.0, or HARP 2.0, through 2015; the strict “ability-to-repay” and “qualified mortgage” regulations promulgated by the Consumer Financial Protection Bureau, or the CFPB; and the application of the risk retention requirements of Section 15G of the Exchange Act.
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
In fall of 2014, the FHFA published a proposed rulemaking regarding membership in the Federal Home Loan Bank system. Among other effects, the rulemaking would exclude captive insurers from membership, including our subsidiary member, TH Insurance Holdings Company LLC, or TH Insurance. We have no indication of what, if anything, will come of the proposal, but we are currently a member in good standing with the FHLB and believe our mission aligns well with that of the Federal Home Loan Bank system. We continue to closely monitor matters that could impact our FHLB membership.
Also in 2014, the U.S. Department of Treasury, or the Treasury, requested comment on the development of a responsible private label securities market. We believe that private capital, through the private label securities market, is a critical component to the long-term stability of the mortgage market and, accordingly, submitted a comment letter in response to the Treasury’s request.
We believe our blended Agency and non-Agency RMBS portfolio and our investing expertise, as well as our operational business platforms, will allow us to better navigate the dynamic mortgage market while future regulatory and policy activities take shape. Having a diversified portfolio allows us to mitigate a variety of risks, including interest rate and RMBS spread volatility. As such, we have diversified into several target assets that capitalize on our prepayment and credit expertise, including MSR, prime nonconforming residential mortgage loans and commercial real estate loans.
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

The following table provides the carrying value of our RMBS portfolio by product type:

(dollars in thousands)	March 31, 2015		December 31, 2014
Agency
Fixed Rate	$11,401,979	78.5%	$11,164,032	76.8%
Hybrid ARMs	124,939	0.8%	128,285	0.9%
Total Agency	11,526,918	79.3%	11,292,317	77.7%
Agency Derivatives	187,808	1.3%	186,404	1.3%
Non-Agency
Senior	2,086,215	14.4%	2,370,435	16.3%
Mezzanine	722,159	5.0%	670,421	4.6%
Interest-only securities	7,553	—%	7,929	0.1%
Total Non-Agency	2,815,927	19.4%	3,048,785	21.0%
Total	$14,530,653		$14,527,506

Prepayment speeds and volatility due to interest rates
Our Agency RMBS and MSR portfolios are subject to inherent prepayment risk because, generally, a decline in interest rates that leads to rising prepayment speeds will cause the market value of our interest-only securities and MSR to deteriorate, but will also cause the market value of our fixed coupon Agency pools to increase. The inverse relationship occurs when interest rates increase and prepayments slow. Housing prices have increased over the past few years, but are still generally much lower than at the peak of the housing market. This fact, combined with elevated underemployment rates and housing inventory, leads us to expect that there will not be a significant increase in prepayment speeds in the remainder of 2015. However, given the overall low level of interest rates and the extension of HARP 2.0 to the end of 2015, prepayment speeds, particularly due to refinancings, may increase on many RMBS. These government actions, combined with other potential government programs, could also lead to a further increase in prepayment speeds in RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio management approach, including our security selection process, positions us to ideally respond to a variety of market scenarios, including an overall faster prepayment environment.
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

The following tables provide the carrying value of our Agency RMBS portfolio by vintage and prepayment protection:

	As of March 31, 2015
	Agency RMBS AFS		Agency Derivatives	Total Agency RMBS
(dollars in thousands)	Fixed Rate	Hybrid ARMs
Other low loan balances	$4,836,060	$—	$—	$4,836,060	41%
$85K Max Pools	1,819,689	—	—	1,819,689	16%
Home equity conversion mortgages	1,728,307	—	—	1,728,307	15%
2006 and subsequent vintages	1,336,743	28,366	—	1,365,109	12%
High LTV (predominantly MHA)	503,558	—	—	503,558	4%
Pre-pay lock-out or penalty-based	483,124	3,596	—	486,720	4%
Seasoned (2005 and prior vintages)	231,798	92,977	133,324	458,099	4%
2006 and subsequent vintages - discount	354,787	—	54,484	409,271	3%
Low FICO	107,913	—	—	107,913	1%
Total	$11,401,979	$124,939	$187,808	$11,714,726	100%

	As of December 31, 2014
	Agency RMBS AFS		Agency Derivatives	Total Agency RMBS
(dollars in thousands)	Fixed Rate	Hybrid ARMs
Other low loan balances	$3,815,603	$—	$—	$3,815,603	33%
$85K Max Pools	2,529,610	—	—	2,529,610	22%
Home equity conversion mortgages	1,740,830	—	—	1,740,830	15%
2006 and subsequent vintages	1,353,827	28,997	—	1,382,824	12%
High LTV (predominantly MHA)	515,428	—	—	515,428	5%
Pre-pay lock-out or penalty-based	492,333	3,670	—	496,003	4%
Seasoned (2005 and prior vintages)	254,921	95,618	130,961	481,500	4%
2006 and subsequent vintages - discount	347,618	—	55,443	403,061	4%
Low FICO	113,862	—	—	113,862	1%
Total	$11,164,032	$128,285	$186,404	$11,478,721	100%

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
The following tables provide discount information on our non-Agency RMBS portfolio:

	As of March 31, 2015
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$2,766,475	$820,414	$271,456	$3,858,345
Unamortized discount
Designated credit reserve	(680,466)	(66,918)	—	(747,384)
Unamortized net discount	(464,741)	(142,104)	(265,138)	(871,983)
Amortized Cost	$1,621,268	$611,392	$6,318	$2,238,978

	As of December 31, 2014
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$3,213,104	$794,798	$283,970	$4,291,872
Unamortized discount
Designated credit reserve	(843,106)	(84,499)	—	(927,605)
Unamortized net discount	(531,531)	(158,465)	(277,372)	(967,368)
Amortized Cost	$1,838,467	$551,834	$6,598	$2,396,899

Credit losses
Although our Agency portfolio is supported by U.S. Government Agency and federally chartered corporation guarantees of payment of principal and interest, we are exposed to credit risk in our non-Agency RMBS portfolio and residential mortgage loans. However, the credit support built into non-Agency RMBS deal structures is designed to provide a level of protection from potential credit losses for more senior tranches. In addition, the discounted purchase prices paid on our non-Agency RMBS and CSL provide additional insulation from credit losses in the event we receive less than 100% of par on such assets. We evaluate credit risk on our non-Agency investments and CSL through a comprehensive asset selection process, which is predominantly focused on quantifying and pricing credit risk, including extensive initial modeling and scenario analysis. We review on an ongoing basis our non-Agency RMBS and CSL based on a quantitative and qualitative analysis of the risk-adjusted returns on such investments and through on-going asset surveillance. Specific to our non-Agency RMBS, at purchase, we estimate the portion of the discount we do not expect to recover and factor that into our expected yield and accretion methodology. We may also record an other-than-temporary impairment, or OTTI, for a portion of our investment in a security to the extent we believe that the amortized cost exceeds the present value of expected future cash flows. Nevertheless, unanticipated credit losses could occur, adversely impacting our operating results.
Counterparty exposure and leverage ratio
We monitor counterparty exposure in our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations and we attempt to manage our cash balances across these organizations to reduce our exposure to a single counterparty.
As of March 31, 2015, we had entered into repurchase agreements with 30 counterparties, 24 of which had outstanding balances at March 31, 2015, including one facility that provides short-term financing for our mortgage loan collateral with outstanding balances at March 31, 2015. In addition, we held both short- and long-term secured advances from the FHLB. As of March 31, 2015, we had a total consolidated debt to equity ratio of 4.2 times. As of March 31, 2015, we had $1.0 billion in cash and cash equivalents, approximately $114.2 million of unpledged Agency securities and derivatives and $135.3 million of unpledged non-Agency securities and retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP. As a result, we had an overall estimated unused borrowing capacity on our unpledged RMBS and retained interests of approximately $197.7 million. We also had approximately $82.5 million of unpledged prime nonconforming residential mortgage loans, $11.6 million of unpledged CSL, and $58.5 million of unpledged Ginnie Mae buyout residential mortgage loans, and an overall estimated unused borrowing capacity on unpledged residential mortgage loans held-for-sale of approximately $112.8 million. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than if we carried higher leverage.
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

Summary of Results of Operations and Financial Condition
Our reported earnings for U.S. GAAP purposes, or GAAP net income, was $94.8 million ($0.26 per weighted share) for the three months ended March 31, 2015, as compared to GAAP net loss of $29.1 million ($(0.08) per weighted share) for the three months ended March 31, 2014.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of securities do not impact our GAAP net income (loss) or taxable income but are recognized on our balance sheet as a change in stockholders’ equity under “accumulated other comprehensive income.” As a result of this fair value accounting through stockholders’ equity, we expect our net income (loss) to have less significant fluctuations and result in less U.S. GAAP to taxable income timing differences, than if the portfolio were accounted for as trading instruments. For the three months ended March 31, 2015 and 2014, net unrealized losses on AFS securities recognized as other comprehensive loss were $5.9 million and net unrealized gains on AFS securities recognized as other comprehensive income were $181.7 million, respectively, which resulted in comprehensive income of $88.9 million for the three months ended March 31, 2015 as compared to $152.6 million for the three months ended March 31, 2014.
On March 18, 2015, we declared a cash dividend of $0.26 per share. Our book value per common share for U.S. GAAP purposes was $11.08 at March 31, 2015, a decrease from $11.10 book value per common share at December 31, 2014. During this three month period, we recognized a decrease in accumulated other comprehensive income due to net unrealized losses on AFS securities of $5.9 million and declared cash dividends of $95.3 million, driving the overall decrease in book value.

The following tables present the components of our comprehensive income for the three months ended March 31, 2015 and 2014:

(in thousands, except share data)	Three Months Ended
Income Statement Data:	March 31,
	2015	2014
Interest income:	(unaudited)
Available-for-sale securities	$135,525	$123,913
Trading securities	4,695	1,926
Residential mortgage loans held-for-sale	4,271	4,586
Residential mortgage loans held-for-investment in securitization trusts	18,237	7,893
Commercial real estate loans held-for-investment	44	—
Cash and cash equivalents	197	217
Total interest income	162,969	138,535
Interest expense:
Repurchase agreements	20,565	20,572
Collateralized borrowings in securitization trusts	10,708	5,353
Federal Home Loan Bank advances	2,230	153
Total interest expense	33,503	26,078
Net interest income	129,466	112,457
Other-than-temporary impairment losses	(127)	(212)
Other income:
Gain (loss) on investment securities	129,457	(38,655)
Loss on interest rate swap and swaption agreements	(126,443)	(105,528)
Gain on other derivative instruments	2,967	5,801
Gain (loss) on residential mortgage loans held-for-sale	9,092	(3,181)
Servicing income	32,087	30,441
Loss on servicing asset	(52,403)	(32,760)
Other (loss) income	(1,857)	460
Total other loss	(7,100)	(143,422)
Expenses:
Management fees	12,721	12,111
Securitization deal costs	2,611	—
Servicing expenses	6,716	5,225
Other operating expenses	16,055	14,534
Total expenses	38,103	31,870
Income (loss) before income taxes	84,136	(63,047)
Benefit from for income taxes	(10,657)	(33,902)
Net income (loss)	$94,793	$(29,145)
Basic and diluted earnings (loss) per weighted average common share	$0.26	$(0.08)
Dividends declared per common share	$0.26	$0.26
Basic and diluted weighted average number of shares of common stock	366,507,657	365,611,890
Comprehensive income:
Net income (loss)	$94,793	$(29,145)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net	(5,931)	181,735
Other comprehensive (loss) income	(5,931)	181,735
Comprehensive income	$88,862	$152,590

(in thousands)	March 31, 2015	December 31, 2014
Balance Sheet Data:
	(unaudited)

Available-for-sale securities	$14,342,845	$14,341,102
Total assets	$21,678,055	$21,084,309
Repurchase agreements	$13,094,878	$12,932,463
Federal Home Loan Bank advances	$2,625,000	$2,500,000
Total stockholders’ equity	$4,061,495	$4,068,042

Results of Operations
The following analysis focuses on the results generated during the three months ended March 31, 2015 and 2014.
Interest Income and Average Portfolio Yield
The following table presents the components of interest income and average annualized net asset yield earned by investment type on our AFS securities, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts, commercial real estate loans held-for-investment and Agency Derivatives for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(dollars in thousands)	Average Balance (1)	Interest Income	Net Asset Yield	Average Balance (1)	Interest Income	Net Asset Yield
Available-for-sale securities	$13,440,272	$135,525	4.0%	$11,836,627	$123,913	4.2%
Trading securities	1,996,467	4,695	0.9%	999,576	1,926	0.8%
Residential mortgage loans held-for-sale	448,101	4,271	3.8%	471,863	4,586	3.9%
Residential mortgage loans held-for-investment in securitization trusts	1,873,476	18,237	3.9%	808,064	7,893	3.9%
Commercial real estate loans held-for-investment	2,531	44	7.0%	—	—	—%
	17,760,847	162,772	3.7%	14,116,130	138,318	3.9%
Agency derivatives (2)	169,536	8,184	19.3%	219,847	7,005	12.7%
Total	$17,930,383	$170,956	3.8%	$14,335,977	$145,323	4.1%
____________________

(1)
Average balance represents average amortized cost on AFS, trading securities and Agency Derivatives and average unpaid principal balance, adjusted for purchase price changes, on residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts and commercial real estate loans held-for-investment.

(2)	Interest income on Agency Derivatives is included in gain on other derivative instruments on the statements of comprehensive income.

The decrease in net yields on AFS securities for the three months ended March 31, 2015, as compared to the same period in 2014, was predominantly driven by sales of non-Agency RMBS previously purchased at higher yields that we believe had reached maximum value, which were replaced with bonds at lower yields. The increase in yields on trading securities for the three months ended March 31, 2015, as compared to the same period in 2014, was the result of increases in Treasury rates. The decrease in yields on residential mortgage loans held-for-sale for the three months ended March 31, 2015 as compared to the same period in 2014, was the result of the sale of substantially all of our CSL portfolio during the first quarter of 2014. The yields on residential mortgage loans held-for-investment in securitization trusts for the three months ended March 31, 2015 were consistent with those for the same period in 2014. The increase in net yields on Agency Derivatives for the three months ended March 31, 2015, as compared to the same period in 2014, was predominantly driven by slower expectation of prepayments on these interest-only securities. The yield on commercial real estate loans held-for-investment for the three months ended March 31, 2015 represents interest income on one commercial real estate loan settled on March 27, 2015, which, as a result, is not indicative of future yields.

The following table presents the components of the net yield earned by investment type on our RMBS AFS portfolio as a percentage of our average amortized cost of securities for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.5%	3.1%	4.3%	4.4%	3.2%	4.2%
Net (premium amortization)/discount accretion	(1.3)%	4.8%	(0.3)%	(1.3)%	5.9%	—%
Net yield (2)	3.2%	7.9%	4.0%	3.1%	9.1%	4.2%
____________________

(1)	Excludes Agency Derivatives. For the three months ended March 31, 2015 and 2014, average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.5% and 3.3%, respectively.

(2)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following table provides the components of interest income and net asset yield by investment type on our RMBS AFS portfolio:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(dollars in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average amortized cost	$11,140,030	$2,300,242	$13,440,272	$9,683,320	$2,153,308	$11,836,628
Coupon interest	125,725	17,712	143,437	106,862	17,025	123,887
Net (premium amortization)/discount accretion	(35,377)	27,465	(7,912)	(31,805)	31,831	26
Interest income	$90,348	$45,177	$135,525	$75,057	$48,856	$123,913
Net asset yield	3.2%	7.9%	4.0%	3.1%	9.1%	4.2%
____________________

(1)	Excludes Agency Derivatives. For the three months ended March 31, 2015 and 2014, average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.5% and 3.3%, respectively.

The decrease in net yields on Agency RMBS AFS for the three months ended March 31, 2015, as compared to the same period in 2014, was predominantly driven by slower prepayments on interest-only Agency RMBS, offset by faster prepayments on principal and interest Agency RMBS AFS. The decrease in net yields on non-Agency RMBS was due to the sale of bonds previously purchased at higher yields that we believe had reached maximum value, which were replaced with bonds at lower yields.

Interest Expense and the Cost of Funds
The following table presents the components of interest expense and average annualized cost of funds on borrowings incurred by investment type on our AFS securities, Agency Derivatives, trading securities, residential mortgage loans held-for-sale and residential mortgage loans held-for-investment in securitization trusts for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(dollars in thousands)	Average Balance (1)	Interest Expense	Cost of Funds (2)	Average Balance (1)	Interest Expense	Cost of Funds (2)
Available-for-sale securities
Agency (3)	$10,635,375	$10,843	0.4%	$9,053,513	$9,796	0.4%
Non-Agency	1,937,275	8,921	1.8%	1,855,007	8,996	1.9%
	12,572,650	19,764	0.6%	10,908,520	18,792	0.7%
Agency derivatives	135,202	337	1.0%	162,290	423	1.0%
Trading securities	1,998,529	846	0.2%	1,001,260	160	0.1%
Residential mortgage loans held-for-sale	408,388	443	0.4%	183,194	1,350	2.9%
Residential mortgage loans held-for-investment in securitization trusts (4)	1,702,130	12,113	2.8%	687,675	5,353	3.1%
Total	$16,816,899	$33,503	0.8%	$12,942,939	$26,078	0.8%
____________________

(1)
Average balance represents average total repurchase agreements and FHLB advances on AFS securities, Agency Derivatives, trading securities and residential mortgage loans held-for-sale, and average collateralized borrowings for residential mortgage loans held-for-investment in securitization trusts.

(2)
Cost of funds by investment type is based on the underlying investment type of the asset assigned as collateral. Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in loss on interest rate swap and swaption agreements in the consolidated statements of comprehensive income. For the three months ended March 31, 2015 and 2014, our total average cost of funds on the assets assigned as collateral for repurchase agreements, FHLB advances and collateralized borrowings shown in the table above, including interest spread expense associated with interest rate swaps, was 1.5% and 1.3%, respectively.

(3)	Excludes Agency Derivatives. For the three months ended March 31, 2015 and 2014, our average cost of funds on total Agency RMBS, including Agency Derivatives, was 0.4% and 0.4%. respectively.

(4)	Includes repurchase agreements collateralized by retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

The increase in interest expense associated with the financing of Agency RMBS for the three months ended March 31, 2015, as compared to the same period in 2014, was the result of an increase in the outstanding balance under repurchase agreements. The decrease in interest expense and cost of funds associated with the financing of non-Agency RMBS for the three months ended March 31, 2015, as compared to the same period in 2014, was the result of decreases in the repurchase agreement borrowing rates offered by counterparties, which are generally based on a specified margin over one-month LIBOR.
The decrease in interest expense associated with the financing of Agency Derivatives for the three months ended March 31, 2015, as compared to the same period in 2014, was the result of a decrease in the outstanding balance under repurchase agreements. The increase in interest expense on our trading securities for the three months ended March 31, 2015, as compared to the same period in 2014, was due to an increase in the average outstanding balance under repurchase agreements.
The decrease in interest expense associated with the financing of residential mortgage loans held-for-sale for the three months ended March 31, 2015, as compared to the same period in 2014, was the result of a decrease in the outstanding balance under repurchase agreements and increase in the outstanding balance under FHLB advances, which provide lower financing rates. The increase in interest expense associated with the financing of residential mortgage loans held-for-investment in securitization trusts for the three months ended March 31, 2015, as compared to the same period in 2014, was generally the result of an increase in the average balance outstanding due to the securitization transactions completed in the latter half of 2014 and the first quarter of 2015. We do not currently finance our commercial real estate loans held-for-investment.

Net Interest Income
The following table presents the components of net interest income and average annualized net interest rate spread earned by investment type on our AFS securities, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts, commercial real estate loans held-for-investment and Agency Derivatives for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(dollars in thousands)	Net Interest Income	Net Interest Rate Spread (1)	Net Interest Income	Net Interest Rate Spread (1)
Available-for-sale securities
Agency (2)	$79,505	2.8%	$65,261	2.7%
Non-Agency	36,256	6.1%	39,860	7.2%
	115,761	3.4%	105,121	3.5%
Trading securities	3,849	0.7%	1,766	0.7%
Residential mortgage loans held-for-sale	3,828	3.4%	3,236	1.0%
Residential mortgage loans held-for-investment in securitization trusts (3)	6,123	1.1%	2,540	0.8%
Commercial real estate loans held-for-investment	44	7.0%	—	—%
	129,605	2.8%	112,663	3.1%
Agency derivatives (4)	7,848	18.3%	6,582	11.7%
Total	$137,453	3.0%	$119,245	3.3%
____________________

(1)
Net interest rate spread does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in loss on interest rate swap and swaption agreements in the consolidated statements of comprehensive income. For the three months ended March 31, 2015 and 2014, our total average net interest rate spread on the assets shown in the table above, including interest spread expense associated with interest rate swaps, was 2.3% and 2.8%, respectively.

(2)
Excludes Agency Derivatives. For the three months ended March 31, 2015 and 2014, our average annualized net interest rate spread on total Agency RMBS, including Agency Derivatives, was 3.1% and 2.9%, respectively.

(3)	Net of interest expense on repurchase agreements collateralized by retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

(4)
Interest income on Agency Derivatives is included in (loss) gain on other derivative instruments on the statements of comprehensive income, while interest expense on Agency Derivatives is included in interest expense on repurchase agreements on the statements of other comprehensive income.

The increase in net interest rate spread on Agency RMBS AFS for the three months ended March 31, 2015, as compared to the same period in 2014, was predominantly driven by slower prepayments on interest-only Agency RMBS, offset by faster prepayments on principal and interest Agency RMBS AFS, as discussed above. The decrease in net interest rate spread on non-Agency RMBS was due to the sale of bonds previously purchased at higher yields that we believe had reached maximum value, which were replaced with bonds at lower yields, offset by a decrease in cost of funds on borrowings.
The net interest rate spread on trading securities for the three months ended March 31, 2015 were consistent with those for the same period in 2014. The increase in net interest spread on our residential mortgage loans held-for-sale for the three months ended March 31, 2015, as compared to the same period in 2014, was generally driven by lower financing rates, as discussed above. The increase in net interest spread on our residential mortgage loans held-for-investment in securitization trusts for the three months ended March 31, 2015, as compared to the same period in 2014, was generally the result of the securitization transactions completed in the latter half of 2014 and the first quarter of 2015. The increase in net interest spread on Agency Derivatives for the three months ended March 31, 2015, as compared to the same period in 2014, was predominantly driven by slower expectation of prepayments on these interest-only securities.
The net interest rate spread on commercial real estate loans held-for-investment for the three months ended March 31, 2015 represents only interest income on one commercial real estate loan settled on March 27, 2015, which, as a result, is not indicative of future spreads.
Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three months ended March 31, 2015 and 2014, we recognized $0.1 million and $0.2 million of OTTI losses. The decrease in OTTI during the three months ended March 31, 2015, as compared to the same period in 2014, was generally driven by recovery in the non-Agency market from March 31, 2014 to March 31, 2015. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements.
Gain (Loss) on Investment Securities
During the three months ended March 31, 2015 and 2014, we sold AFS securities for $900.1 million and $814.9 million with an amortized cost of $782.6 million and $853.7 million, for net realized gains of $117.5 million and losses of $38.8 million, respectively. We also sold U.S. Treasuries for $98.6 million with an amortized cost of $98.2 million, resulting in realized gains of $0.4 million for three months ended March 31, 2014. We did not sell any U.S. Treasuries during the three months ended March 31, 2015. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that our management believes have higher risk-adjusted returns.
For the three months ended March 31, 2015 and 2014, trading securities experienced a change in unrealized gains of $12.0 million and losses of $0.2 million, respectively. The increase in change in unrealized gains for the three months ended March 31, 2015, as compared to the same period in 2014, was driven by higher Treasury prices.
Loss on Interest Rate Swap and Swaption Agreements
For the three months ended March 31, 2015 and 2014, we recognized $27.5 million and $13.8 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $18.2 billion and $19.2 billion notional for the three months ended March 31, 2015 and 2014, respectively, to economically hedge/mitigate interest rate exposure (or duration) risk associated with our investment portfolio and our short-term repurchase agreements and FHLB advances, and receiving either LIBOR interest or a fixed interest rate.
During the three months ended March 31, 2015 and 2014, we terminated, had agreements mature or had options expire on 15 and seven interest rate swap and swaption positions of $9.3 billion and $3.0 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $4.6 million and $0.9 million in full settlement of our net interest spread liability and recognized $11.8 million in realized gains and $1.2 million in realized losses on the swaps and swaptions for the three months ended March 31, 2015 and 2014, respectively, including early termination penalties. We elected to terminate certain swaps during these periods to align with our investment portfolio.
Also included in our financial results for the three months ended March 31, 2015 and 2014, was the recognition of a change in unrealized valuation losses of $110.7 million and $90.5 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. The change in fair value of interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three months ended March 31, 2015. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded directly to stockholders’ equity through other comprehensive (loss) income.
The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

(in thousands)	Three Months Ended March 31,
	2015	2014
Net interest spread	$(27,525)	$(13,836)
Early termination and option expiration gains (losses)	11,775	(1,240)
Change in unrealized loss on interest rate swap and swaption agreements, at fair value	(110,693)	(90,452)
Loss on interest rate swap and swaption agreements	$(126,443)	$(105,528)

Gain on Other Derivative Instruments
Included in our financial results for the three months ended March 31, 2015 and 2014, was the recognition of $3.0 million and $5.8 million of gains, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs, put and call options for TBAs, constant maturity swaps, Markit IOS total return swaps and inverse interest-only securities. Included within the results for the three months ended March 31, 2015 and 2014, was the recognition of $8.2 million and $7.0 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $169.5 million and $219.8 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. Since our derivative instruments are generally used for purposes of hedging our interest rate and credit risk exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our RMBS AFS and residential mortgage loan portfolios.

Gain (Loss) on Residential Mortgage Loans Held-for-Sale
For the three months ended March 31, 2015 and 2014, we recorded gains of $9.1 million and losses of $3.2 million, respectively, on residential mortgage loans held-for-sale. Included within these results was the recognition of gains of $8.1 million and losses of $2.8 million, respectively, on residential mortgage loans held-for-sale and gains of $1.0 million and losses of $0.4 million on commitments to purchase residential mortgage loans held-for-sale for the three months ended March 31, 2015 and 2014, respectively. The gains recorded on residential mortgage loans held-for-sale during the three months ended March 31, 2015, as compared to the losses recorded during the three months ended March 31, 2014, were due in part to falling interest rates during the three months ended March 31, 2015 as compared to rising interest rates during the three months ended March 31, 2014.
Servicing Income
For the three months ended March 31, 2015 and 2014, we recognized total servicing income of $32.1 million and $30.4 million, respectively. These amounts include servicing fee income of $31.2 million and $29.9 million, ancillary fee income of $0.6 million and $0.5 million, and float income of $0.3 million and $0.1 million, respectively. The increase in servicing income for the three months ended March 31, 2015, as compared to the same period in 2014, was the result of a slight increase in the size of our MSR portfolio.
Loss on Servicing Asset
For the three months ended March 31, 2015 and 2014, loss on servicing asset of $52.4 million and $32.8 million, respectively, includes a decrease in fair value of MSR due to realization of cash flows (runoff) of $9.3 million and $12.5 million and a decrease in fair value of MSR due to changes in valuation inputs or assumptions of $43.1 million and $20.2 million, respectively. The increase in loss on servicing asset for the three months ended March 31, 2015, as compared to the same period in 2014, was the result of increased prepayment speeds and a slight increase in the discount rate.
Other (Loss) Income
For the three months ended March 31, 2015 and 2014, we recorded other loss of $1.9 million and other income of $0.5 million, which includes $0.1 million and $2.0 million in gains, respectively, on residential mortgage loans held-for-investment in securitization trusts and $3.0 million and $1.7 million in losses, respectively, on collateralized borrowings in securitization trusts. Also included in other (loss) income for the three months ended March 31, 2015 and 2014 was other mortgage loan revenue of $0.2 million and $0.1 million, respectively, and dividend income on our FHLB stock of $0.8 million for the three months ended March 31, 2015. No dividends were received on our FHLB stock during the three months ended March 31, 2014. The decrease in other (loss) income for the three months ended March 31, 2015, as compared to the same period in 2014, was due in part to falling interest rates and higher prepayments for the three months ended March 31, 2015, resulting in realized losses on residential mortgage loans held-for-investment in securitization trusts.
Management Fees
We incurred management fees of $12.7 million and $12.1 million for the three months ended March 31, 2015 and 2014, respectively, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement. See further discussion of the management fee calculation in Note 23 - Related Party Transactions of the notes to the condensed consolidated financial statements.
Securitization Deal Costs
For the three months ended March 31, 2015, we recognized $2.6 million in upfront costs related to the sponsoring of securitization trusts. Because we did not participate in any securitization deals during the three months ended March 31, 2014, we did not incur any securitization deal costs. These costs are included when evaluating the economics of a securitization; however, the election of the fair value option for the assets and liabilities held in the securitization trusts requires the expense to be recognized upfront on the condensed consolidated statements of comprehensive income. Changes in securitization deal costs are directly related to the number and size of securitization trusts sponsored by either third parties or our subsidiaries during the respective periods.
Servicing Expenses
For the three months ended March 31, 2015 and 2014, we recognized $6.7 million and $5.2 million, respectively, in servicing expenses generally related to the subservicing of residential mortgage loans held-for-sale and MSR. Included in servicing expenses for the three months ended March 31, 2015 was $0.1 million in reserve expense related to representation and warranty obligations, compared to no reserve expense in 2014. The increase in servicing expenses during the three months ended March 31, 2015, as compared to the same period in 2014, was the result of a slight increase in the size of our MSR portfolio.
Other Operating Expenses
For the three months ended March 31, 2015 and 2014, we recognized $16.1 million and $14.5 million, respectively, of other operating expenses, which represents an annualized expense ratio of 1.6% and 1.5% of average equity, respectively. The increase of our operating expense ratio resulted primarily from an increase in expenses related to the personnel and infrastructure to support our residential mortgage loan, MSR and commercial real estate activities.
Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three months ended March 31, 2015 and 2014, these direct and allocated costs totaled approximately $4.8 million and $3.2 million, respectively. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer and general counsel of $1.1 million for both the three months ended March 31, 2015 and 2014, respectively. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement. Equity based compensation expense for the three months ended March 31, 2015 and 2014 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Company’s Restated 2009 Equity Incentive Plan, or the Plan (see discussion in Note 20 - Equity Incentive Plan), including our chief executive officer, chief investment officer, principal financial officer and general counsel of $1.5 million and $1.9 million, respectively.
We have established an accounts payable function and direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services and proprietary technology, but most of our expenses with third-party vendors are paid directly by us.
Income Taxes
During the three months ended March 31, 2015 and 2014, our TRSs recognized a benefit from income taxes of $10.7 million and $33.9 million, respectively, which was primarily due to losses incurred on derivative instruments held in our TRSs. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.

Financial Condition
Available-for-Sale Securities, at Fair Value
Agency RMBS
Our Agency RMBS AFS portfolio is comprised of adjustable rate and fixed rate mortgage-backed securities backed by single-family and multi-family mortgage loans. All of our principal and interest Agency RMBS AFS were Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations that carry an implied rating of “AAA,” or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. Government. The majority of these securities consist of whole pools in which we own all of the investment interests in the securities.
The table below summarizes certain characteristics of our Agency RMBS AFS securities at March 31, 2015:

	March 31, 2015
(dollars in thousands, except purchase price)	Principal/Current Face	Net (Discount)/ Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$10,216,462	$663,433	$10,879,895	$274,409	$(18,402)	$11,135,902	4.33%	$107.88
Hybrid/ARM	115,391	5,268	120,659	4,296	(16)	124,939	3.52%	$106.09
Total P&I Securities	10,331,853	668,701	11,000,554	278,705	(18,418)	11,260,841	4.32%	$107.86
Interest-only securities
Fixed	353,498	(314,564)	38,934	5,805	(530)	44,209	4.31%	$15.09
Fixed Other (1)	2,807,522	(2,593,001)	214,521	15,316	(7,969)	221,868	1.63%	$9.24
Total	$13,492,873	$(2,238,864)	$11,254,009	$299,826	$(26,917)	$11,526,918
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

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of March 31, 2015, on an annualized basis, was 8.2%.

The following table summarizes the number of months until the next re-set for our floating or adjustable rate Agency RMBS AFS mortgage portfolio at March 31, 2015:

(in thousands)	March 31, 2015
0-12 months	$123,573
13-36 months	1,366
Total	$124,939

Non-Agency RMBS
Our non-Agency RMBS portfolio is comprised of senior and mezzanine tranches of mortgage-backed securities, and excludes the retained interests from our on-balance sheet securitizations, as they are eliminated in consolidation in accordance with U.S. GAAP. The following table provides investment information on our non-Agency RMBS as of March 31, 2015:

	As of March 31, 2015
(in thousands)	Principal/current face	Accretable purchase discount	Credit reserve purchase discount	Amortized cost	Unrealized gain	Unrealized loss	Carrying value
Principal and interest securities:
Senior	$2,766,475	$(464,741)	$(680,466)	$1,621,268	$465,743	$(796)	$2,086,215
Mezzanine	820,414	(142,104)	(66,918)	611,392	111,504	(737)	722,159
Total P&I Securities	3,586,889	(606,845)	(747,384)	2,232,660	577,247	(1,533)	2,808,374
Interest-only securities	271,456	(265,138)	—	6,318	1,235	—	7,553
Total	$3,858,345	$(871,983)	$(747,384)	$2,238,978	$578,482	$(1,533)	$2,815,927

The majority of our non-Agency RMBS were rated at March 31, 2015. Note that credit ratings are based on the par value of the non-Agency RMBS, whereas the distressed non-Agency RMBS assets in our portfolio were acquired at a heavily discounted price. The following table summarizes the credit ratings of our non-Agency RMBS portfolio, based on the Bloomberg Index Rating, a composite of each of the four major credit rating agencies (i.e., DBRS Ltd., Moody’s Investors Services, Inc., Standard & Poor’s Corporation and Fitch, Inc.), as of March 31, 2015:

March 31, 2015
AAA	6.8%
AA	—%
A	—%
BBB	2.3%
BB	0.9%
B	4.7%
Below B	70.4%
Not rated	14.9%
Total	100.0%

The size of our non-Agency RMBS portfolio has increased only 0.2% since March 31, 2014. Our allocation of non-Agency RMBS to prime securities has increased from 5.5% at March 31, 2014 to 15.2% at March 31, 2015. Conversely, our allocation of non-Agency RMBS to subprime securities has decreased from 82.9% at March 31, 2014 to 67.5% at March 31, 2015. As a result, our designated credit reserve as a percentage of total discount and total face value has also decreased (as disclosed in Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements). When focused on principal and interest securities, from March 31, 2014 to March 31, 2015, our designated credit reserve as a percentage of total discount decreased from 61.5% to 55.2% and our designated credit reserve as a percentage of total face value decreased from 27.1% to 19.4%. As our allocation of non-Agency RMBS to subprime securities has decreased over the period from March 31, 2014 to March 31, 2015, we believe these comparable portfolio metrics are reflective of our investment profile, regardless of portfolio size.
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
Within our non-Agency RMBS portfolio, we have historically had a substantial emphasis on “legacy” bonds, which include bonds issued prior to 2009, many subprime. We believe these deeply discounted bonds can add relative value as the economy and housing markets continue to improve. There remains upside optionality to lower delinquencies, higher recoveries and faster prepays. Throughout the past year, however, we have sold a number of these bonds that we believe had reached maximum value, many of which were replaced with “new issue” non-Agency RMBS. We believe these “new issue” bonds, which include some GSE credit risk transfer bonds, have enabled us to find attractive returns and further diversify our non-Agency RMBS portfolio. In addition to more attractive spreads, enhancement levels in certain recently-issued GSE credit risk transfer bonds have increased and have shown to hold up well in high-stress market scenarios. Our allocation of non-Agency RMBS to “legacy” bonds has decreased from 98.0% at March 31, 2014 to 86.8% at March 31, 2015. Conversely, our allocation of non-Agency RMBS to “new issue” bonds has increased from 2.0% at March 31, 2014 to 13.2% at March 31, 2015.
The following tables present certain information by investment type and, if applicable, their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at March 31, 2015:

	At March 31, 2015
Non-Agency Principal and Interest (P&I) RMBS Characteristics	Senior Bonds	Mezzanine Bonds	Total P&I Bonds
Carrying Value (in thousands)	$2,086,215	$722,159	$2,808,374
% of Non-Agency Portfolio	74.3%	25.7%	100.0%
Average Purchase Price (1)	$57.63	$74.46	$61.96
Average Coupon	2.5%	2.6%	2.6%
Average Fixed Coupon	4.1%	5.5%	4.1%
Average Floating Coupon	2.1%	2.5%	2.2%
Average Hybrid Coupon	5.2%	—%	5.2%
Collateral Attributes
Avg Loan Age (months)	92	80	89
Avg Loan Size (in thousands)	$380	$460	$399
Avg Original Loan-to-Value	69.8%	72.8%	70.6%
Avg Original FICO (2)	633	686	646
Current Performance
60+ day delinquencies	26.9%	16.2%	24.3%
Average Credit Enhancement (3)	8.8%	15.7%	10.5%
3-Month CPR (4)	3.5%	10.4%	5.1%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total non-Agency RMBS, excluding our non-Agency interest-only portfolio, would be $53.10, $71.05, and $57.21, respectively, at March 31, 2015.

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

	March 31, 2015
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Collateral Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Prime	$285,669	13.7%	$142,789	19.8%	$428,458	15.2%
Alt-A	78,160	3.7%	23,597	3.3%	101,757	3.6%
POA	171,120	8.2%	30,162	4.2%	201,282	7.2%
Subprime	1,551,266	74.4%	343,190	47.5%	1,894,456	67.5%
Other	—	—%	182,421	25.2%	182,421	6.5%
	$2,086,215	100.0%	$722,159	100.0%	$2,808,374	100.0%

	March 31, 2015
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Coupon Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$452,482	21.7%	$23,393	3.2%	$475,875	16.9%
Hybrid or Floating	1,633,733	78.3%	698,766	96.8%	2,332,499	83.1%
	$2,086,215	100.0%	$722,159	100.0%	$2,808,374	100.0%

	March 31, 2015
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Origination Year	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
2006+	$1,807,343	86.6%	$372,044	51.5%	$2,179,387	77.6%
2002-2005	274,945	13.2%	349,573	48.4%	624,518	22.2%
Pre-2002	3,927	0.2%	542	0.1%	4,469	0.2%
	$2,086,215	100.0%	$722,159	100.0%	$2,808,374	100.0%

Trading Securities, at Fair Value
We hold U.S. Treasuries in a TRS and classify these securities as trading instruments due to short-term investment objectives. As of March 31, 2015, we held U.S. Treasuries with an amortized cost of $2.0 billion and a fair value of $2.0 billion classified as trading securities. The unrealized gains included within trading securities were $13.4 million as of March 31, 2015.
Residential Mortgage Loans Held-for-Sale, at Fair Value
We acquire prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions. As of March 31, 2015, we held prime nonconforming residential mortgage loans with a carrying value of $498.4 million and had outstanding commitments to purchase $707.3 million of residential mortgage loans, subject to fallout if the loans do not close. Our intention is to securitize these loans and/or exit through a whole loan sale.
In 2013, we acquired a portfolio of CSL, which are loans that are currently performing, but where the borrower has previously experienced payment delinquencies and is more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default than on newly originated residential mortgage loans. We subsequently sold substantially all of our CSL portfolio during the first quarter of 2014. As of March 31, 2015, we had CSL with a carrying value of $11.6 million remaining.
Additionally, as owner of MSR on loans from securitizations guaranteed by Ginnie Mae, we are obligated to purchase these loans from time to time in order to complete modifications on the mortgage loans. As of March 31, 2015, we held Ginnie Mae buyout residential mortgage loans with a carrying value of $58.5 million, which, in the majority of instances, will undergo successful loan modifications, return to performing loans and be redelivered to future Ginnie Mae pools.

The following table presents our residential mortgage loans held-for-sale portfolio by loan type as of March 31, 2015:

	March 31, 2015
(in thousands)	Unpaid Principal Balance	Fair Value - Purchase Price	Fair Value - Unrealized	Carrying Value
Prime nonconforming residential mortgage loans	$485,409	$9,938	$3,086	$498,433
Credit sensitive residential mortgage loans	20,367	(6,201)	(2,533)	11,633
Ginnie Mae buyout residential mortgage loans	63,777	(5,358)	97	58,516
Residential mortgage loans held-for-sale	$569,553	$(1,621)	$650	$568,582

Residential Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
We purchase subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or our subsidiaries. The underlying residential mortgage loans held by the trusts, which are consolidated on our condensed consolidated balance sheet, are classified as residential mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the Condensed Consolidated Financial Statements for additional information regarding consolidation of the securitization trusts. As of March 31, 2015, residential mortgage loans held-for-investment in securitization trusts had a carrying value of $2.2 billion.
Commercial Real Estate Loans Held-for-Investment
We are the sole certificate holder of a trust entity that holds a commercial real estate loan. The underlying loan held by the trust, which is consolidated on our condensed consolidated balance sheet, is classified as commercial real estate loans held-for-investment and carried at cost, net of any unamortized premiums or discounts, unless deemed impaired. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the trust. As of March 31, 2015, our commercial real estate loans held-for-investment were comprised of one newly-issued senior mezzanine loan with a two-year interest-only term and carrying value of $45.6 million.
Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSR, which represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with fully licensed subservicers to handle substantially all servicing functions for the loans underlying our MSR. As of March 31, 2015 our MSR had a fair market value of $410.2 million.
As of March 31, 2015, our MSR portfolio included MSR on 220,033 loans with an unpaid principal balance of approximately $44.0 billion. The following table summarizes certain characteristics of the loans underlying our MSR at March 31, 2015:

	At March 31, 2015
	Government FHA (1)	Government VA/USDA (1)	Conventional (2)	Total
Unpaid principal balance (in thousands)	$8,659,658	$2,939,030	$32,376,220	$43,974,908
Number of loans	58,848	15,517	145,668	220,033
Average Coupon	4.4%	3.9%	3.8%	3.9%
Avg Loan Age (months)	48	36	29	33
Avg Loan Size (in thousands)	$147	$189	$222	$200
Avg Original Loan-to-Value	92.4%	96.1%	67.6%	74.4%
Avg Original FICO	700	718	764	748
60+ day delinquencies	4.7%	2.6%	0.3%	1.3%
3-Month CPR	16.7%	12.7%	12.9%	13.6%
____________________

(1)	Includes loans issued by Ginnie Mae.

(2)	Includes loans issued by Fannie Mae, Freddie Mac or private investors.

Repurchase Agreements and Federal Home Loan Bank of Des Moines Advances
Our borrowings consist primarily of repurchase agreements and FHLB advances collateralized by our pledge of AFS and trading securities, derivative instruments, residential mortgage loans and certain cash balances. Substantially all of our Agency RMBS AFS are currently pledged as collateral, and the majority of our non-Agency RMBS have been pledged, either through repurchase agreements or FHLB advances. As of March 31, 2015, our total consolidated debt-to-equity ratio was 4.2:1.0. The debt-to-equity ratio funding our RMBS AFS, residential mortgage loans held-for-sale, and Agency Derivatives only was 3.4:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
At March 31, 2015, repurchase agreements and FHLB advances had the following characteristics:

(dollars in thousands)	March 31, 2015
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
U.S. Treasuries	$2,001,250	0.32%	0.5%
Agency RMBS	10,773,639	0.41%	5.9%
Non-Agency RMBS (1)	2,480,497	1.64%	26.9%
Agency Derivatives	133,611	1.01%	26.5%
Residential mortgage loans held-for-sale	330,881	0.43%	21.1%
Total	$15,719,878	0.60%	9.0%
____________________

(1)
Includes repurchase agreements and FHLB advances collateralized by retained interests from the Company’s on-balance sheet securitizations which are eliminated in consolidation in accordance with U.S. GAAP.

As of March 31, 2015, we had outstanding $13.1 billion of repurchase agreements, including repurchase agreements funding our U.S. Treasuries of $2.0 billion. As of March 31, 2015, the term to maturity of our repurchase agreements ranged from one day to over 14 months. Excluding the debt associated with our U.S. Treasuries, repurchase agreements had a weighted average borrowing rate of 0.7% and weighted average remaining maturities of 69 days as of March 31, 2015.
As of March 31, 2015, we had outstanding $2.6 billion of FHLB advances. As of March 31, 2015, the weighted average term to maturity of our FHLB advances was 125 months, ranging from approximately 21 months to over 19 years. The weighted average cost of funds for our advances was 0.4% at March 31, 2015.
The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of repurchase agreements and FHLB advances (total borrowings) for the three months ended March 31, 2015, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average (1)	End of Period Balance (1)	Maximum Balance of Any Month-End (1)	Total Borrowings to Equity Ratio
For the Three Months Ended March 31, 2015	$13,598,611	$13,718,628	$13,843,240	3.4	:1.0
For the Three Months Ended December 31, 2014	$12,726,721	$13,436,213	$13,436,213	3.3	:1.0
For the Three Months Ended September 30, 2014	$11,626,507	$11,788,628	$11,788,628	2.9	:1.0
For the Three Months Ended June 30, 2014	$11,527,349	$11,891,187	$11,891,187	2.9	:1.0
For the Three Months Ended March 31, 2014	$11,254,004	$11,489,403	$11,489,403	2.9	:1.0
____________________

(1)
Includes repurchase agreements and FHLB advances collateralized by RMBS AFS, residential mortgage loans held-for-sale and Agency Derivatives and excludes repurchase agreements collateralized by U.S. Treasuries and collateralized borrowings in securitization trusts.

Collateralized Borrowings in Securitization Trusts, at Fair Value
We purchase subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or our subsidiaries. The underlying debt held by the trusts, which are consolidated on our condensed consolidated balance sheet, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the Condensed Consolidated Financial Statements for additional information regarding consolidation of the securitization trusts. As of March 31, 2015, collateralized borrowings in securitization trusts had a carrying value of $1.4 billion with a weighted average interest rate of 3.6%. The stated maturity dates for all collateralized borrowings are more than five years from March 31, 2015.
Equity
As of March 31, 2015, our stockholders’ equity was $4.1 billion and our book value per share was $11.08. As of December 31, 2014, our stockholders’ equity was $4.1 billion and our book value per share was $11.10.
The following table provides details of our changes in stockholders’ equity from December 31, 2014 to March 31, 2015:

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Book Value Per Share
Stockholders' equity at December 31, 2014	$4,068.0	366.4	$11.10
Cumulative effect of adoption of new accounting principle	(3.0)
Adjusted stockholders’ equity at January 1, 2015	4,065.0
GAAP net income:
Core Earnings, net of tax expense of $0.3 million (1)	94.1
Realized gains and losses, net of tax expense of $3.1 million	118.5
Unrealized mark-to-market gains and losses, net of tax benefit of $14.0 million	(117.8)
Total GAAP net income	94.8
Other comprehensive income	(5.9)
Dividend declaration	(95.3)
Other	2.7	0.2
Balance before capital transactions	4,061.3	366.6
Issuance of common stock, net of offering costs	0.2	—
Stockholders' equity at March 31, 2015	$4,061.5	366.6	$11.08
____________________

(1)
Core Earnings is a non-U.S. GAAP measure that we define as GAAP net income, excluding impairment losses, realized and unrealized gains or losses on the aggregate portfolio, amortization of business combination intangible assets, reserve expense for representation and warranty obligations on MSR and certain upfront costs related to securitization transactions. As defined, Core Earnings includes interest income or expense and premium income or loss on derivative instruments and servicing income, net of estimated amortization on MSR. Core Earnings is provided for purposes of comparability to other peer issuers.

Equity Incentive Plan
Our Restated 2009 Equity Incentive Plan was approved by our stockholders on May 21, 2013. The Plan provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including PRCM Advisers and its affiliates. The Plan is administered by the compensation committee of our board of directors. The Plan provides for grants of common stock, restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, subject to a ceiling of 3,000,000 shares. In addition, with respect to awards intended to qualify for relief from the limitations of Section 162(m) of the Code, the maximum number of shares that may underlie awards in any one year to any eligible person may not exceed 500,000 as options or 200,000 as other grants. Section 162(m) generally disallows a federal income tax deduction for any publicly held corporation with respect to compensation exceeding $1 million (on a per employee basis) paid in any year to the corporation’s chief executive officer or to any of the corporation’s three other most highly compensated executive officers, other than its chief financial officer. Because we do not have any employees, management does not believe that Section 162(m) is applicable to us and, therefore, does not currently consider and has not previously considered the effects of Section 162(m) with respect to the granting of awards under the Plan. As such, certain individual restricted stock awards previously disclosed in our proxy statements and other filings with the SEC have exceeded 200,000 shares, as permitted under the Plan. See Note 20 - Equity Incentive Plan for further details regarding the Plan.

Liquidity and Capital Resources
Our liquidity and capital resources are managed and forecast on a daily basis. We believe this ensures that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls, and that we have the flexibility to manage our portfolio to take advantage of market opportunities.

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
To the extent that we raise additional equity capital through capital market transactions, we anticipate using cash proceeds from such transactions to purchase additional RMBS, residential mortgage loans, MSR, commercial real estate debt and related assets and other target assets and for other general corporate purposes.
As of March 31, 2015, we held $1.0 billion in cash and cash equivalents available to support our operations, $19.9 billion of AFS, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts, commercial real estate loans held-for-investment, MSR and derivative assets held at fair value, and $17.1 billion of outstanding debt in the form of repurchase agreements, FHLB advances and collateralized borrowings in securitization trusts. During the three months ended March 31, 2015, our total consolidated debt-to-equity ratio increased from 4.1:1.0 to 4.2:1.0, (excludes payables due to broker counterparties for unsettled securities purchases; however, at March 31, 2015, we did not have any such payables). The debt-to-equity ratio funding our RMBS AFS, residential mortgage loans held-for-sale, and Agency Derivatives only also increased minimally from 3.3:1.0 to 3.4:1.0 as, during the three months ended March 31, 2015 we did not significantly adjust our leverage. We believe the debt-to-equity ratio funding our RMBS AFS, residential mortgage loans held-for-sale and Agency Derivatives is the most meaningful debt-to-equity measure as U.S. Treasuries are viewed to be highly liquid in nature and collateralized borrowings on residential mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity.
As of March 31, 2015, we had approximately $114.2 million of unpledged Agency RMBS AFS and Agency Derivatives and $135.3 million of unpledged non-Agency securities and retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP. As a result, we had an overall estimated unused borrowing capacity on unpledged RMBS and retained interests of approximately $197.7 million. We also had approximately $82.5 million of unpledged prime nonconforming residential mortgage loans, $11.6 million of unpledged CSL, $58.5 million of unpledged Ginnie Mae buyout residential mortgage loans and an overall estimated unused borrowing capacity on unpledged residential mortgage loans held-for-sale of approximately $112.8 million. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the three months ended March 31, 2015, we did not experience any restrictions to our funding sources and have generally experienced an increase in available financing in the RMBS marketplace, including repurchase agreements with maturities greater than one year. We expect ongoing sources of financing to be primarily repurchase agreements, FHLB advances and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions. We may deploy, on a debt-to-equity basis, up to ten times leverage on our Agency RMBS assets. We also deploy some leverage on our non-Agency RMBS assets utilizing repurchase agreements and FHLB advances as the source of financing.
As of March 31, 2015, we have master repurchase agreements in place with 30 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate further counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

The following table summarizes our repurchase agreements and counterparty geographical concentration at March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$8,419,440	$947,697	57.9%	$8,331,244	$974,519	57.9%
Europe (2)	2,734,610	562,717	34.3%	2,950,991	604,711	35.9%
Asia (2)	1,940,828	127,136	7.8%	1,650,228	103,571	6.2%
Total	$13,094,878	$1,637,550	100.0%	$12,932,463	$1,682,801	100.0%
____________________

(1)
Represents the net carrying value of the securities or residential mortgage loans sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases are not included in the amounts presented above. However, at both March 31, 2015 and December 31, 2014, we did not have any such payables.

(2)	Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

In addition to our master repurchase agreements to fund RMBS, we have two facilities that provide short-term financing for our mortgage loan collateral during our aggregation period. An overview of the facilities is presented in the table below:

(dollars in thousands)
As of March 31, 2015
Expiration Date		Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
May 12, 2015	(1)	No	$—	$100,000	$100,000	Prime nonconforming residential mortgage loans
May 21, 2015	(1)	No	$11,561	$188,439	$200,000	Prime nonconforming residential mortgage loans
						Credit sensitive residential mortgage loans
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

Our wholly owned subsidiary, TH Insurance, is a member in the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of March 31, 2015, TH Insurance had $2.6 billion in outstanding secured advances with a weighted average borrowing rate of 0.4%, and had an additional $1.4 billion of available uncommitted capacity for borrowings. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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
In fall of 2014, the FHFA published a proposed rulemaking regarding membership in the Federal Home Loan Bank system. Among other effects, the rulemaking would exclude captive insurers from membership, including our subsidiary member, TH Insurance. We have no indication of what, if anything, will come of the proposal, but we are currently a member in good standing with the FHLB and believe our mission aligns well with that of the Federal Home Loan Bank system. We continue to closely monitor matters that could impact our FHLB membership.
We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of March 31, 2015:

(a)
As of the last business day of each calendar quarter, total indebtedness to net worth must be less than the specified threshold ratio in the repurchase agreement. As of March 31, 2015, our debt to net worth, as defined, was 3.8:1.0 while our threshold ratio, as defined, was 5.6:1.0.

(b)
As of the last business day of each calendar quarter, liquidity must be greater than $100 million and the aggregate amount of unrestricted cash or cash equivalents must be greater than $35 million. As of March 31, 2015, our liquidity, as defined, was $1.5 billion and our total unrestricted cash and cash equivalents, as defined, was $1.0 billion.

(c)	As of the last business day of each calendar quarter, net worth must be greater than $1.75 billion. As of March 31, 2015, our net worth, as defined, was $4.1 billion.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements and FHLB advances.

(in thousands)	March 31, 2015	December 31, 2014
Available-for-sale securities, at fair value	$14,175,691	$14,159,315
Trading securities, at fair value	2,010,000	1,997,656
Residential mortgage loans held-for-sale, at fair value	415,933	416,779
Net economic interests in consolidated securitization trusts (1)	677,073	367,468
Cash and cash equivalents	14,669	14,117
Restricted cash	89,959	112,435
Due from counterparties	28,299	38,200
Derivative assets, at fair value	186,811	185,067
Total	$17,598,435	$17,291,037
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

Although we generally intend to hold our target assets as long-term investments, we may sell certain of our assets in order to manage our interest rate risk and liquidity needs, to meet other operating objectives and to adapt to market conditions. Our RMBS are generally publicly traded and, thus, readily liquid. However, certain of our assets, including residential mortgage loans and MSR, are subject to longer trade timelines, and, as a result, market conditions could significantly and adversely affect the liquidity of our assets. Any illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. Our ability to quickly sell certain assets, such as mortgage loans and MSR, may be limited by delays encountered while obtaining certain regulatory approvals required for such dispositions and may be further limited by delays due to the time period needed for negotiating transaction documents, conducting diligence, and complying with regulatory requirements regarding the transfer of such assets before settlement may occur. Consequently, even if we identify a buyer for our residential mortgage loans and MSR, there is no assurance that we would be able to quickly sell such assets if the need or desire arises.
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

The following table provides the maturities of our repurchase agreements and FHLB advances as of March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Within 30 days	$3,490,440	$4,013,055
30 to 59 days (1)	4,030,473	4,595,425
60 to 89 days	1,508,512	903,286
90 to 119 days	826,026	434,550
120 to 364 days	2,139,888	1,929,164
One to three years	749,527	744,459
Three to five years	815,024	815,024
Five to ten years	—	—
Ten years and over	1,158,738	1,000,000
Open maturity (2)	1,001,250	997,500
Total	$15,719,878	$15,432,463
____________________

(1)	As of March 31, 2015, 30 to 59 days includes the amounts outstanding under the uncommitted mortgage loan warehouse facilities.

(2)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

For the three months ended March 31, 2015, our unrestricted cash balance increased approximately $14.5 million to $1.0 billion at March 31, 2015. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the three months ended March 31, 2015, operating activities decreased our cash balances by approximately $523.7 million, primarily driven by purchases of residential mortgage loans held-for-sale.

•
Cash flows from investing activities. For the three months ended March 31, 2015, investing activities increased our cash balances by approximately $157.9 million, primarily driven by principal payments on AFS securities and residential mortgage loans held-for-investment in securitization trusts.

•
Cash flows from financing activities. For the three months ended March 31, 2015, financing activities increased our cash balance by approximately $380.3 million, resulting from the proceeds from repurchase agreements, FHLB advances and collateralized borrowings in securitization trusts to fund our RMBS and residential mortgage loan portfolios.

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
We utilize U.S. Treasuries as well as derivative financial instruments, currently limited to interest rate swaps, swaptions, TBAs, put and call options for TBAs, constant maturity swaps, Markit IOS total return swaps and, to a certain extent, inverse interest-only securities, as of March 31, 2015, to hedge the interest rate risk associated with our portfolio. In addition, because MSR are negative duration assets, they provide a natural hedge to interest rate exposure on our RMBS portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We implement part of our hedging strategy through our TRSs, which are subject to U.S. federal, state and, if applicable, local income tax.
Interest Rate Effect on Net Interest Income
Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing and hedging activities. The costs associated with our borrowings are generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase while the yields earned on our existing portfolio of leveraged fixed-rate RMBS and residential mortgage loans held-for-sale will remain static. Moreover, interest rates may rise at a faster pace than the yields earned on our leveraged adjustable-rate and hybrid RMBS and adjustable-rate residential mortgage loans held-for-sale. Both of these factors could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time, as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target assets. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.
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
We also acquire adjustable-rate residential mortgage loans held-for-sale. These assets are typically subject to periodic and lifetime interest rate caps and floors, which may limit the amount by which the loan’s interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements are not subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation, while the interest-rate yields on our adjustable-rate residential mortgage loans held-for-sale could effectively be limited by caps.
Interest Rate Mismatch Risk
We fund the majority of our adjustable-rate and hybrid Agency RMBS and adjustable-rate residential mortgage loans held-for-sale with borrowings that are based on LIBOR, while the interest rates on these assets may be indexed to other index rates, such as the one-year Constant Maturity Treasury index, or CMT, the Monthly Treasury Average index, or MTA, or the 11th District Cost of Funds Index, or COFI. Accordingly, any increase in LIBOR relative to these indices may result in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earnings on these assets. Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our stockholders. To mitigate interest rate mismatches, we utilize the hedging strategies discussed above.

The following table provides the indices of our variable rate RMBS AFS and residential mortgage loans held-for-sale as of March 31, 2015 and December 31, 2014, respectively, based on carrying value (dollars in thousands).

	As of March 31, 2015				As of December 31, 2014
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$1,397	$113,006	$114,403	4%	$1,121	$115,619	$116,740	4%
LIBOR	2,539,401	39,215	2,578,616	93%	2,762,807	42,530	2,805,337	93%
Other (2)	68,090	19,458	87,548	3%	68,244	19,228	87,472	3%
Total	$2,608,888	$171,679	$2,780,567	100%	$2,832,172	$177,377	$3,009,549	100%
____________________

(1)	“Hybrid” amounts reflect those assets with greater than twelve months to reset.

(2)	“Other” includes COFI, MTA and other indices.

Our analysis of risks is based on PRCM Advisers’ and its affiliates’ experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM Advisers may produce results that differ significantly from the estimates and assumptions used in our models.

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at March 31, 2015.
All changes in value are measured as the change from the March 31, 2015 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities	$262,639	$156,985	$(277,892)	$(618,449)
As a % of March 31, 2015 equity	6.4%	3.9%	(6.8)%	(15.2)%
Trading securities	$34,688	$16,250	$(22,500)	$(45,000)
As a % of March 31, 2015 equity	0.8%	0.4%	(0.5)%	(1.1)%
Residential mortgage loans held-for-sale	$11,048	$10,350	$(14,733)	$(30,828)
As a % of March 31, 2015 equity	0.3%	0.2%	(0.4)%	(0.8)%
Residential mortgage loans held-for-investment in securitization trusts	$45,821	$44,455	$(62,894)	$(130,037)
As a % of March 31, 2015 equity	1.1%	1.1%	(1.5)%	(3.2)%
Commercial real estate loans held-for-investment	$—	$—	$—	$—
As a % of March 31, 2015 equity	—%	—%	—%	—%
Mortgage servicing rights	$(165,436)	$(66,427)	$41,539	$70,020
As a % of March 31, 2015 equity	(4.1)%	(1.6)%	1.0%	1.7%
Derivatives, net	$(207,782)	$(173,619)	$241,069	$539,959
As a % of March 31, 2015 equity	(5.1)%	(4.3)%	5.9%	13.3%
Repurchase Agreements	$(5,634)	$(5,634)	$10,460	$20,920
As a % of March 31, 2015 equity	(0.1)%	(0.1)%	0.3%	0.5%
Collateralized borrowings in securitization trusts	$(41,734)	$(32,799)	$42,153	$87,055
As a % of March 31, 2015 equity	(1.0)%	(0.8)%	1.0%	2.1%
Federal Home Loan Bank advances	$(679)	$(679)	$1,259	$2,519
As a % of March 31, 2015 equity	—%	—%	—%	0.1%
Total Net Assets	$(67,069)	$(51,118)	$(41,539)	$(103,841)
As a % of March 31, 2015 total assets	(0.3)%	(0.2)%	(0.2)%	(0.5)%
As a % of March 31, 2015 equity	(1.7)%	(1.2)%	(1.0)%	(2.6)%
	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(12,396)	$(12,115)	$10,733	$21,466
% change in net interest income	(3.1)%	(3.0)%	2.6%	5.3%

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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2015. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

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
Given the low interest rate environment at March 31, 2015, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
Our residential mortgage loans held-for-sale and held-for-investment are reflected at their estimated fair value. The estimated fair value fluctuates primarily due to changes in interest rates, market valuation of credit risks and other factors. Generally in a rising rate environment, we would expect the fair value of these loans to decrease; conversely, in a decreasing rate environment, we would expect the fair value of these loans to increase. However, the fair value of the CSL and Ginnie Mae buyout residential mortgage loans included in residential mortgage loans held-for-sale is generally less sensitive to interest rate changes.
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
Real estate risk. Both residential and commercial property values are subject to volatility and may be affected adversely by a number of factors, including national, regional and local economic conditions; local real estate conditions (such as an oversupply of housing); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and natural disasters and other catastrophes. Decreases in property values reduce the value of the collateral for residential mortgage and commercial real estate loans and the potential proceeds available to borrowers to repay the loans, which could cause us to suffer losses on our non-Agency RMBS investments and residential mortgage and commercial real estate loans.

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
Credit Risk
We believe that our investment strategy will generally keep our risk of credit losses low to moderate. However, we retain the risk of potential credit losses on all of the loans underlying our non-Agency RMBS and on our residential mortgage and commercial real estate loans. With respect to our non-Agency RMBS that are senior in the credit structure, credit support contained in RMBS deal structures provide a level of protection from losses. We seek to manage the remaining credit risk through our pre-acquisition due diligence process, and by factoring assumed credit losses into the purchase prices we pay for non-Agency RMBS and mortgage loans. In addition, with respect to any particular target asset, we evaluate relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral. We further mitigate credit risk in our residential mortgage and commercial real estate loan portfolios through (1) selecting servicers whose specialties are well matched against the underlying attributes of the borrowers contained in the loan pools, and (2) an actively managed internal servicer oversight and surveillance program. At times, we enter into credit default swaps or other derivative instruments in an attempt to manage our credit risk. Nevertheless, unanticipated credit losses could adversely affect our operating results.

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
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” in this Quarterly Report on Form 10-Q.

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

TWO HARBORS INVESTMENT CORP.
Dated:	May 7, 2015	By:	/s/ Thomas E. Siering
Thomas E. Siering Chief Executive Officer, President and Director (Principal Executive Officer)
Dated:	May 7, 2015	By:	/s/ Brad Farrell
Brad Farrell Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Number	Exhibit Index
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
101
Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the quarter ended March 31, 2015, filed with the SEC on May 7, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)