Form 10-Q
period 2015-06-30
TWO HARBORS INVESTMENT CORP.
filed 2015-08-05
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2015

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
As of August 5, 2015 there were 367,539,843 shares of outstanding common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Available-for-sale securities, at fair value	$12,807,658	$14,341,102
Trading securities, at fair value	—	1,997,656
Residential mortgage loans held-for-sale, at fair value	695,078	535,712
Residential mortgage loans held-for-investment in securitization trusts, at fair value	2,449,199	1,744,746
Commercial real estate loans held-for-investment	45,605	—
Mortgage servicing rights, at fair value	437,576	452,006
Cash and cash equivalents	933,579	1,005,792
Restricted cash	410,903	336,771
Accrued interest receivable	57,011	65,529
Due from counterparties	27,230	35,625
Derivative assets, at fair value	347,322	380,791
Other assets	236,560	188,579
Total Assets (1)	$18,447,721	$21,084,309
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$9,422,803	$12,932,463
Collateralized borrowings in securitization trusts, at fair value	1,714,735	1,209,663
Federal Home Loan Bank advances	3,000,000	2,500,000
Derivative liabilities, at fair value	22,475	90,233
Due to counterparties	160,014	124,206
Dividends payable	95,557	95,263
Other liabilities	60,568	64,439
Total Liabilities (1)	14,476,152	17,016,267
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 900,000,000 shares authorized and 367,527,725 and 366,395,920 shares issued and outstanding, respectively	3,675	3,664
Additional paid-in capital	3,816,861	3,811,027
Accumulated other comprehensive income	631,032	855,789
Cumulative earnings	1,508,839	1,195,536
Cumulative distributions to stockholders	(1,988,838)	(1,797,974)
Total Stockholders’ Equity	3,971,569	4,068,042
Total Liabilities and Stockholders’ Equity	$18,447,721	$21,084,309
____________________

(1)
The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Two Harbors Investment Corp. At June 30, 2015 and December 31, 2014, assets of the VIEs totaled $2,508,625 and $1,754,943, and liabilities of the VIEs totaled $1,727,995 and $1,219,821, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income:	(unaudited)		(unaudited)
Available-for-sale securities	$118,129	$127,605	$253,654	$251,518
Trading securities	3,981	1,940	8,676	3,866
Residential mortgage loans held-for-sale	7,518	2,699	11,789	7,285
Residential mortgage loans held-for-investment in securitization trusts	21,830	7,761	40,067	15,654
Commercial real estate loans held-for-investment	850	—	894	—
Cash and cash equivalents	221	144	418	361
Total interest income	152,529	140,149	315,498	278,684
Interest expense:
Repurchase agreements	19,398	18,603	39,963	39,175
Collateralized borrowings in securitization trusts	13,131	5,592	23,839	10,945
Federal Home Loan Bank advances	2,500	755	4,730	908
Total interest expense	35,029	24,950	68,532	51,028
Net interest income	117,500	115,199	246,966	227,656
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(170)	—	(297)	(212)
Non-credit portion of loss recognized in other comprehensive (loss) income	—	—	—	—
Net other-than-temporary credit impairment losses	(170)	—	(297)	(212)
Other income:
Gain (loss) on investment securities	69,932	37,688	199,389	(967)
Gain (loss) on interest rate swap and swaption agreements	44,952	(116,019)	(81,491)	(221,547)
Loss on other derivative instruments	(5,484)	(24,202)	(2,517)	(18,401)
(Loss) gain on residential mortgage loans held-for-sale	(6,832)	11,801	2,260	8,620
Servicing income	30,516	33,868	62,603	64,309
Gain (loss) on servicing asset	17,635	(29,571)	(34,768)	(62,331)
Other (loss) income	(16,609)	21,003	(18,466)	21,463
Total other income (loss)	134,110	(65,432)	127,010	(208,854)
Expenses:
Management fees	12,686	12,190	25,407	24,301
Securitization deal costs	2,484	—	5,095	—
Servicing expenses	5,899	6,857	12,615	12,082
Other operating expenses	15,827	14,323	31,882	28,857
Total expenses	36,896	33,370	74,999	65,240
Income (loss) before income taxes	214,544	16,397	298,680	(46,650)
Benefit from income taxes	(6,957)	(23,260)	(17,614)	(57,162)
Net income	$221,501	$39,657	$316,294	$10,512
Basic and diluted earnings per weighted average common share	$0.60	$0.11	$0.86	$0.03
Dividends declared per common share	$0.26	$0.26	$0.52	$0.52
Basic and diluted weighted average number of shares of common stock outstanding	367,074,131	366,078,124	366,792,459	365,846,295
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME, continued
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Comprehensive income:
Net income	$221,501	$39,657	$316,294	$10,512
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net	(218,826)	191,160	(224,757)	372,895
Other comprehensive (loss) income	(218,826)	191,160	(224,757)	372,895
Comprehensive income	$2,675	$230,817	$91,537	$383,407
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
				(unaudited)
Balance, December 31, 2013	364,935,168	$3,649	$3,795,372	$444,735	$1,028,397	$(1,417,158)	$3,854,995
Net income	—	—	—	—	10,512	—	10,512
Other comprehensive income before reclassifications	—	—	—	350,455	—	—	350,455
Amounts reclassified from accumulated other comprehensive income	—	—	—	22,440	—	—	22,440
Net other comprehensive income	—	—	—	372,895	—	—	372,895
Issuance of common stock, net of offering costs	23,474	—	240	—	—	—	240
Common dividends declared	—	—	—	—	—	(190,361)	(190,361)
Non-cash equity award compensation	1,152,277	12	10,212	—	—	—	10,224
Balance, June 30, 2014	366,110,919	$3,661	$3,805,824	$817,630	$1,038,909	$(1,607,519)	$4,058,505

Balance, December 31, 2014	366,395,920	$3,664	$3,811,027	$855,789	$1,195,536	$(1,797,974)	$4,068,042
Cumulative effect of adoption of new accounting principle	—	—	—	—	(2,991)	—	(2,991)
Adjusted balance, January 1, 2015	366,395,920	3,664	3,811,027	855,789	1,192,545	(1,797,974)	4,065,051
Net income	—	—	—	—	316,294	—	316,294
Other comprehensive loss before reclassifications	—	—	—	(49,983)	—	—	(49,983)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(174,774)	—	—	(174,774)
Net other comprehensive loss	—	—	—	(224,757)	—	—	(224,757)
Issuance of common stock, net of offering costs	36,184	—	226	—	—	—	226
Common dividends declared	—	—	—	—	—	(190,864)	(190,864)
Non-cash equity award compensation	1,095,621	11	5,608	—	—	—	5,619
Balance, June 30, 2015	367,527,725	$3,675	$3,816,861	$631,032	$1,508,839	$(1,988,838)	$3,971,569
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash Flows From Operating Activities:	(unaudited)
Net income	$316,294	$10,512
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premiums and discounts on investment securities and commercial real estate loans held-for-investment, net	22,157	1,840
Other-than-temporary impairment losses	297	212
Realized and unrealized (gains) losses on investment securities, net	(199,389)	967
Gain on residential mortgage loans held-for-sale	(2,260)	(8,620)
Loss (gain) on residential mortgage loans held-for-investment and collateralized borrowings in securitization trusts	20,525	(21,142)
Loss on servicing asset	34,768	62,331
Loss on termination and option expiration of interest rate swaps and swaptions	63,076	6,401
Unrealized (gain) loss on interest rate swaps and swaptions	(35,258)	182,420
Unrealized gain on other derivative instruments	(1,634)	(51)
Equity based compensation	5,619	10,224
Depreciation of fixed assets	652	463
Amortization of intangible assets	—	533
Purchases of residential mortgage loans held-for-sale	(1,382,061)	(261,983)
Proceeds from sales of residential mortgage loans held-for-sale	75,272	400,739
Proceeds from repayment of residential mortgage loans held-for-sale	53,452	11,160
Net change in assets and liabilities:
Decrease in accrued interest receivable	8,518	193
Increase in deferred income taxes, net	(11,393)	(60,310)
Increase in income taxes receivable	(7,175)	(290)
Increase in prepaid and fixed assets	(228)	(929)
Decrease (increase) in other receivables	6,059	(11,396)
Increase in servicing advances	(3,338)	(8,532)
Decrease in accrued interest payable	(4,788)	(3,756)
Decrease in income taxes payable	(1,336)	(465)
Increase in accrued expenses and other liabilities	2,253	5,673
Net cash (used in) provided by operating activities	$(1,039,918)	$316,194
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash Flows From Investing Activities:	(unaudited)
Purchases of available-for-sale securities	$(1,705,012)	$(2,232,865)
Proceeds from sales of available-for-sale securities	2,572,015	1,273,923
Principal payments on available-for-sale securities	611,850	474,696
Short sales and purchases of other derivative instruments	4,825	102,423
Proceeds from sales of other derivative instruments, net	(69,085)	(74,476)
Purchases of trading securities	—	(143,022)
Proceeds from sales of trading securities	2,004,375	143,378
Proceeds from repayment of residential mortgage loans held-for-investment in securitization trusts	335,346	26,330
Purchases of commercial real estate loans held-for-investment	(45,556)	—
Purchases of mortgage servicing rights, net of purchase price adjustments	(19,522)	(48,419)
Purchases of Federal Home Loan Bank stock	(25,240)	(60,000)
Purchases of equity investments	—	(3,000)
Increase (decrease) in due to counterparties, net	44,203	(183,167)
(Increase) decrease in restricted cash	(74,132)	114,682
Net cash provided by (used in) investing activities	3,634,067	(609,517)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	28,285,657	140,931,599
Principal payments on repurchase agreements	(31,795,316)	(141,790,862)
Proceeds from issuance of collateralized borrowings in securitization trusts	771,271	33,483
Principal payments on collateralized borrowings in securitization trusts	(237,630)	(128,756)
Proceeds from Federal Home Loan Bank advances	500,000	3,793,911
Principal payments on Federal Home Loan Bank advances	—	(2,293,911)
Proceeds from issuance of common stock, net of offering costs	226	240
Dividends paid on common stock	(190,570)	(95,172)
Net cash (used in) provided by financing activities	(2,666,362)	450,532
Net (decrease) increase in cash and cash equivalents	(72,213)	157,209
Cash and cash equivalents at beginning of period	1,005,792	1,025,487
Cash and cash equivalents at end of period	$933,579	$1,182,696
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Six Months Ended
	June 30,
	2015	2014
Supplemental Disclosure of Cash Flow Information:	(unaudited)
Cash paid for interest	$50,932	$54,785
Cash paid for taxes	$2,286	$3,903
Noncash Investing and Financing Activities:
Transfers of residential mortgage loans held-for-sale to residential mortgage loans held-for-investment in securitization trusts	$1,091,884	$—
Transfers of residential mortgage loans held-for-sale to other receivables for foreclosed government-guaranteed loans	$7,318	$—
Additions to mortgage servicing rights due to sale of residential mortgage loans held-for-sale	$816	$—
Cumulative-effect adjustment to equity for adoption of new accounting principle	$(2,991)	$—
Cash dividends declared but not paid at end of period	$95,557	$95,189
Reconciliation of residential mortgage loans held-for-sale:
Residential mortgage loans held-for-sale at beginning of period	$535,712	$544,581
Purchases of residential mortgage loans held-for-sale	1,382,061	261,983
Transfers to residential mortgage loans held-for-investment in securitization trusts	(1,091,884)	—
Transfers to other receivables for foreclosed government-guaranteed loans	(7,318)	—
Proceeds from sales of residential mortgage loans held-for-sale	(75,272)	(400,739)
Proceeds from repayment of residential mortgage loans held-for-sale	(53,452)	(11,160)
Realized and unrealized gains on residential mortgage loans held-for-sale	5,231	5,176
Residential mortgage loans held-for-sale at end of period	$695,078	$399,841
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

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2015 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2015 should not be construed as indicative of the results to be expected for future periods or the full year.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s 2014 Annual Report on Form 10-K is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s consolidated financial condition and results of operations for the six months ended June 30, 2015.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014:

	June 30, 2015
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Condensed Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$414,958	$(67,636)	$347,322	$(22,475)	$—	$324,847
Total Assets	$414,958	$(67,636)	$347,322	$(22,475)	$—	$324,847

Liabilities
Repurchase agreements	$(9,422,803)	$—	$(9,422,803)	$9,422,803	$—	$—
Derivative liabilities	(90,111)	67,636	(22,475)	22,475	—	—
Total Liabilities	$(9,512,914)	$67,636	$(9,445,278)	$9,445,278	$—	$—

	December 31, 2014
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Condensed Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$443,490	$(62,699)	$380,791	$(90,233)	$—	$290,558
Total Assets	$443,490	$(62,699)	$380,791	$(90,233)	$—	$290,558

Liabilities
Repurchase agreements	$(12,932,463)	$—	$(12,932,463)	$12,932,463	$—	$—
Derivative liabilities	(152,932)	62,699	(90,233)	90,233	—	—
Total Liabilities	$(13,085,395)	$62,699	$(13,022,696)	$13,022,696	$—	$—
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Recently Issued and/or Adopted Accounting Standards
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, which is a comprehensive revenue recognition standard that supersedes virtually all existing revenue guidance under U.S. GAAP. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2016, with early adoption prohibited. The Company has determined this ASU will not have a material impact on the Company’s financial condition or results of operations.
Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures
In June 2014, the FASB issued ASU No. 2014-11, which requires repurchase-to-maturity transactions to be accounted for as secured borrowings, eliminates the existing guidance for repurchase financings, and requires new disclosures for certain transactions accounted for as secured borrowings and sales. This ASU is effective for the first interim or annual period beginning after December 15, 2014, except for the disclosures related to transactions accounted for as secured borrowings, which are effective for periods beginning on or after March 15, 2015. Adoption of this ASU did not have any impact on the Company’s financial condition or results of operations, but did impact financial statement disclosures.
Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity
In August 2014, the FASB issued ASU No. 2014-13, which updates the guidance on measuring the financial assets and financial liabilities of consolidated collateralized financing entities, or CFEs. The update allows an entity to measure both the financial assets and financial liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. The ASU requires certain recurring disclosures and is effective for annual periods beginning on or after December 15, 2015, with early adoption permitted as of the beginning of an annual period. Early adoption of this ASU was applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of January 1, 2015, which did not have a material impact on the Company’s financial condition or results of operations.
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
Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
In August 2014, the FASB issued ASU No. 2014-15, which requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern for both annual and interim reporting periods. The update requires certain disclosures if management concludes that substantial doubt exists and plans to alleviate that doubt. The ASU is effective for annual periods ending after December 15, 2016, and for both annual and interim periods thereafter, with early adoption permitted.
Amendments to the Consolidation Analysis
In February 2015, the FASB issued ASU No. 2015-02, which changes the guidance on the consolidation of certain investment funds as well as both the variable interest model and the voting model. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2015, with early adoption permitted. Early adoption of this ASU did not have a material impact on the Company’s financial condition or results of operations.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 3. Variable Interest Entities
The Company purchases subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or the Company’s subsidiaries. Additionally, the Company is the sole certificate holder of a trust entity that holds a commercial real estate loan. All of these trusts are considered VIEs for financial reporting purposes and, thus, were reviewed for consolidation under the applicable consolidation guidance. Because the Company has both the power to direct the activities of the trusts that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trusts. As the Company is required to reassess VIE consolidation guidance each quarter, new facts and circumstances may change the Company’s determination. A change in the Company’s determination could result in a material impact to the Company’s condensed consolidated financial statements during subsequent reporting periods.
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the condensed consolidated balance sheets:

(in thousands)	June 30, 2015	December 31, 2014
Residential mortgage loans held-for-investment in securitization trusts	$2,449,199	$1,744,746
Commercial real estate loans held-for-investment	45,605	—
Accrued interest receivable	13,821	10,197
Total Assets	$2,508,625	$1,754,943
Collateralized borrowings in securitization trusts	$1,714,735	$1,209,663
Accrued interest payable	5,128	3,678
Other liabilities	8,132	6,480
Total Liabilities	$1,727,995	$1,219,821

Note 4. Available-for-Sale Securities, at Fair Value
The Company holds available-for-sale, or AFS, investment securities, which are carried at fair value. AFS securities exclude the retained interests from the Company’s on-balance sheet securitizations, as they are eliminated in consolidation in accordance with U.S. GAAP. The following table presents the Company’s AFS investment securities by collateral type as of June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$2,279,632	$2,418,546
Federal National Mortgage Association	5,796,614	6,768,875
Government National Mortgage Association	2,024,567	2,104,896
Non-Agency	2,706,845	3,048,785
Total mortgage-backed securities	$12,807,658	$14,341,102

At June 30, 2015 and December 31, 2014, the Company pledged AFS securities with a carrying value of $12.6 billion and $14.2 billion, respectively, as collateral for repurchase agreements and advances from Federal Home Loan Bank of Des Moines, or the FHLB. See Note 16 - Repurchase Agreements and Note 18 - Federal Home Loan Bank of Des Moines Advances.
At June 30, 2015 and December 31, 2014, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, or ASC 860, to be considered linked transactions and, therefore, classified as derivatives.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of June 30, 2015 and December 31, 2014:

	June 30, 2015
(in thousands)	Agency	Non-Agency	Total
Face Value	$12,222,579	$3,667,195	$15,889,774
Unamortized premium	612,534	—	612,534
Unamortized discount
Designated credit reserve	—	(657,626)	(657,626)
Net, unamortized	(2,848,032)	(820,024)	(3,668,056)
Amortized Cost	9,987,081	2,189,545	12,176,626
Gross unrealized gains	189,522	522,291	711,813
Gross unrealized losses	(75,790)	(4,991)	(80,781)
Carrying Value	$10,100,813	$2,706,845	$12,807,658

	December 31, 2014
(in thousands)	Agency	Non-Agency	Total
Face Value	$13,421,555	$4,291,872	$17,713,427
Unamortized premium	676,641	—	676,641
Unamortized discount
Designated credit reserve	—	(927,605)	(927,605)
Net, unamortized	(3,009,782)	(967,368)	(3,977,150)
Amortized Cost	11,088,414	2,396,899	13,485,313
Gross unrealized gains	238,291	653,529	891,820
Gross unrealized losses	(34,388)	(1,643)	(36,031)
Carrying Value	$11,292,317	$3,048,785	$14,341,102

The following tables present the carrying value of the Company’s AFS investment securities by rate type as of June 30, 2015 and December 31, 2014:

	June 30, 2015
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$119,710	$2,231,509	$2,351,219
Fixed Rate	9,981,103	475,336	10,456,439
Total	$10,100,813	$2,706,845	$12,807,658

	December 31, 2014
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$128,285	$2,558,832	$2,687,117
Fixed Rate	11,164,032	489,953	11,653,985
Total	$11,292,317	$3,048,785	$14,341,102

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
The following table presents the changes for the six months ended June 30, 2015 and 2014, of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	Six Months Ended June 30,
	2015			2014
(in thousands)	Designated Credit Reserve	Unamortized Net Discount	Total	Designated Credit Reserve	Unamortized Net Discount	Total
Beginning balance at January 1	$(927,605)	$(967,368)	$(1,894,973)	$(1,234,449)	$(1,071,559)	$(2,306,008)
Acquisitions	(1,284)	(3,283)	(4,567)	(62,752)	(46,581)	(109,333)
Accretion of net discount	—	52,759	52,759	—	64,084	64,084
Realized credit losses	8,470	—	8,470	6,607	—	6,607
Reclassification adjustment for other-than-temporary impairments	1,619	—	1,619	(212)	—	(212)
Transfers from (to)	58,716	(58,716)	—	47,495	(47,495)	—
Sales, calls, other	202,458	156,584	359,042	80,854	45,251	126,105
Ending balance at June 30	$(657,626)	$(820,024)	$(1,477,650)	$(1,162,457)	$(1,056,300)	$(2,218,757)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time that the securities had an unrealized loss position as of June 30, 2015 and December 31, 2014. At June 30, 2015, the Company held 1,455 AFS securities, of which 198 were in an unrealized loss position for less than twelve consecutive months and 177 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2014, the Company held 1,452 AFS securities, of which 57 were in an unrealized loss position for less than twelve months and 172 were in an unrealized loss position for more than twelve consecutive months.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2015	$2,659,052	$(40,295)	$1,204,291	$(40,486)	$3,863,343	$(80,781)
December 31, 2014	$413,102	$(3,146)	$1,323,688	$(32,885)	$1,736,790	$(36,031)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

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
The Company recorded $0.2 million and $0.3 million in other-than-temporary credit impairments during the three and six months ended June 30, 2015, respectively, on one non-Agency RMBS where the future expected cash flows for each security were less than its amortized cost. As of June 30, 2015, impaired securities with a carrying value of $141.2 million had actual weighted average cumulative losses of 10.4%, weighted average three-month prepayment speed of 4.3%, weighted average 60+ day delinquency of 27.2% of the pool balance, and weighted average FICO score of 664. At June 30, 2015, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities; therefore, only the projected credit loss was recognized in earnings. During the six months ended June 30, 2014, the Company recorded $0.2 million in other-than-temporary credit impairments on a total of three non-Agency RMBS where the future expected cash flows for each security were less than its amortized cost.
The following table presents the changes in OTTI included in earnings for three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Cumulative credit loss at beginning of period	$(6,452)	$(9,215)	$(8,241)	$(9,467)
Additions:
Other-than-temporary impairments not previously recognized	—	—	—	(91)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	(170)	—	(297)	(121)
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	—	—	—	464
Decreases related to other-than-temporary impairments on securities sold	—	1,154	1,916	1,154
Cumulative credit loss at end of period	$(6,622)	$(8,061)	$(6,622)	$(8,061)

Cumulative credit losses related to OTTI may be reduced for securities sold as well as for securities that mature, pay down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain (loss) on investment securities in the Company’s condensed consolidated statements of comprehensive income. For the three and six months ended June 30, 2015, the Company sold AFS securities for $1.7 billion and $2.6 billion with an amortized cost of $1.6 billion and $2.4 billion for net realized gains of $75.9 million and $193.3 million, respectively. For the three and six months ended June 30, 2014, the Company sold AFS securities for $459.4 million and $1.3 billion with an amortized cost of $423.4 million and $1.3 billion for net realized gains of $36.0 million and losses of $2.8 million, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the gross realized gains and losses on sales of AFS securities for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Gross realized gains	$76,199	$35,954	$193,887	$43,163
Gross realized losses	(336)	—	(556)	(45,997)
Total realized gains (losses) on sales, net	$75,863	$35,954	$193,331	$(2,834)

Note 5. Trading Securities, at Fair Value
At December 31, 2014 and during the three and six months ended June 30, 2015, the Company held U.S. Treasuries in a TRS and classified these securities as trading instruments due to short-term investment objectives. The following table presents the carrying value of the Company’s trading securities as of June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Amortized cost	$—	$1,996,289
Unrealized gains (losses), net	—	1,367
Carrying value	$—	$1,997,656

For both the three and six months ended June 30, 2015, the Company sold trading securities for $2.0 billion with an amortized cost of $2.0 billion, resulting in realized gains of $7.4 million on the sale of these securities. For the three and six months ended June 30, 2014, the Company sold trading securities for $44.8 million and $143.4 million with an amortized cost of $44.8 million and $143.0 million, resulting in realized losses of $7,031 and gains of $0.4 million, respectively, on the sale of these securities.
For the three and six months ended June 30, 2015, trading securities experienced changes in unrealized losses of $13.4 million and $1.4 million, respectively. For the three and six months ended June 30, 2014, trading securities experienced changes in unrealized gains of $1.7 million and $1.5 million, respectively. Both realized and unrealized gains and losses are recorded as a component of gain (loss) on investment securities in the Company’s condensed consolidated statements of comprehensive income.
At December 31, 2014, the Company pledged trading securities with a carrying value of $2.0 billion as collateral for repurchase agreements. See Note 16 - Repurchase Agreements.

Note 6. Residential Mortgage Loans Held-for-Sale, at Fair Value
Residential mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of a fair value option election. The following table presents the carrying value of the Company’s residential mortgage loans held-for-sale as of June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Unpaid principal balance	$703,966	$534,101
Fair value adjustment	(8,888)	1,611
Carrying value	$695,078	$535,712

At June 30, 2015 and December 31, 2014, the Company pledged residential mortgage loans with a carrying value of $561.8 million and $416.8 million, respectively, as collateral for repurchase agreements and FHLB advances. See Note 16 - Repurchase Agreements and Note 18 - Federal Home Loan Bank of Des Moines Advances.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 7. Residential Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
The Company purchases subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The underlying residential mortgage loans held by the trusts, which are consolidated on the Company’s condensed consolidated balance sheets, are classified as residential mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. The following table presents the carrying value of the Company’s residential mortgage loans held-for-investment in securitization trusts as of June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Unpaid principal balance	$2,431,573	$1,699,748
Fair value adjustment	17,626	44,998
Carrying value	$2,449,199	$1,744,746

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
The following table presents the carrying value of the Company’s commercial real estate loans held-for-investment as of June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Unpaid principal balance	$45,900	$—
Unamortized discount	(295)	—
Carrying value	$45,605	$—

As of June 30, 2015, the Company’s commercial real estate loans held-for-investment were comprised of one newly-issued senior mezzanine commercial real estate loan with a two-year interest-only term. The Company evaluates each loan for impairment at least quarterly as described in Note 2 - Basis of Presentation and Significant Accounting Policies. As of June 30, 2015, the properties collateralizing the Company’s one commercial real estate loan have continued to perform as originally underwritten, and as such, are considered to have very low risk. The Company has not recorded any allowances for losses as it is not deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. The Company did not hold any commercial real estate loans held-for-investment as of December 31, 2014. At June 30, 2015, the Company pledged commercial real estate loans held-for-investment with a carrying value of $45.6 million as collateral for repurchase agreements. See Note 16 - Repurchase Agreements.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 9. Servicing Activities
Mortgage Servicing Rights, at Fair Value
One of the Company’s wholly owned subsidiaries has approvals from the Federal National Mortgage Association, or Fannie Mae, the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Government National Mortgage Association, or Ginnie Mae, to hold and manage MSR, which represent the right to control the servicing of mortgage loans. The Company and its subsidiaries do not originate or directly service mortgage loans, and instead contract with fully licensed subservicers to handle substantially all servicing functions for the loans underlying the Company’s MSR. The following table summarizes activity related to MSR for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Balance at beginning of period	$410,229	$476,663	$452,006	$514,402
Additions from purchases of servicing rights	4,210	53,013	8,534	54,293
Additions from sales of residential mortgage loans	589	—	816	—
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	25,440	(15,655)	(17,649)	(35,905)
Other changes in fair value (1)	(7,805)	(13,916)	(17,119)	(26,427)
Other changes (2)	4,913	385	10,988	(5,873)
Balance at end of period	$437,576	$500,490	$437,576	$500,490
____________________

(1)	Other changes in fair value primarily represents changes due to the realization of expected cash flows.

(2)	Other changes includes purchase price adjustments, contractual prepayment protection, and changes due to the Company’s purchase of the underlying collateral.

As of June 30, 2015 and December 31, 2014, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(in thousands)	June 30, 2015	December 31, 2014
Weighted average prepayment speed:	11.2%	11.9%
Impact on fair value of 10% adverse change	$(17,941)	$(14,012)
Impact on fair value of 20% adverse change	$(34,131)	$(31,640)
Weighted average delinquency:	4.6%	5.6%
Impact on fair value of 10% adverse change	$(2,188)	$(3,616)
Impact on fair value of 20% adverse change	$(4,376)	$(6,780)
Weighted average discount rate:	9.4%	9.5%
Impact on fair value of 10% adverse change	$(15,753)	$(16,272)
Impact on fair value of 20% adverse change	$(30,630)	$(31,640)

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
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Servicing fee income	$29,586	$33,079	$60,823	$62,950
Ancillary fee income	551	581	1,115	1,044
Float income	379	208	665	315
Total	$30,516	$33,868	$62,603	$64,309

Mortgage Servicing Advances
In connection with the servicing of loans, the Company’s subservicers make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances, including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances, which are funded by the Company, totaled $30.8 million and $27.5 million and were included in other assets on the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of loans owned and classified as residential mortgage loans held-for-sale, loans held in consolidated VIEs classified as residential mortgage loans held-for-investment in securitization trusts and loans underlying MSR. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Residential mortgage loans held-for-sale	1,293	$703,966	1,008	$534,101
Residential mortgage loans held-for-investment in securitization trusts	441	322,335	487	358,458
Mortgage servicing rights (1)	214,745	42,811,294	224,073	44,949,061
Total serviced mortgage assets	216,479	$43,837,595	225,568	$45,841,620
____________________

(1)	Includes residential mortgage loans held-for-investment in securitization trusts for which the Company is the named servicing administrator.

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
The following table presents the Company’s restricted cash balances as of June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Restricted cash balances held by trading counterparties:
For securities and loan trading activity	$17,250	$12,000
For derivatives trading activity	210,597	211,989
As restricted collateral for repurchase agreements and Federal Home Loan Bank advances	182,709	112,435
Total restricted cash balances held by trading counterparties	410,556	336,424
Restricted cash balance pursuant to letter of credit on office lease	347	347
Total	$410,903	$336,771

Note 11. Accrued Interest Receivable
The following table presents the Company’s accrued interest receivable by collateral type:

(in thousands)	June 30, 2015	December 31, 2014
Accrued Interest Receivable:
U.S. Treasuries	$—	$8,084
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	8,042	8,734
Federal National Mortgage Association	19,223	22,392
Government National Mortgage Association	9,901	10,290
Non-Agency	3,576	3,835
Total mortgage-backed securities	40,742	45,251
Residential mortgage loans held-for-sale	2,448	1,997
Residential mortgage loans held-for-investment in securitization trusts	13,680	10,197
Commercial real estate loans held-for-investment	141	—
Total	$57,011	$65,529

Note 12. Derivative Instruments and Hedging Activities
The Company enters into a variety of derivative and non-derivative instruments in connection with its risk management activities. The Company’s primary objective for executing these derivative and non-derivative instruments is to mitigate the Company’s economic exposure to future events that are outside its control. The Company’s derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) related to certain assets and liabilities. As part of its risk management activities, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on the Company’s current risk management strategy, the Company has entered into interest rate swap and swaption agreements, TBAs, short U.S. Treasuries, put and call options for TBAs and U.S. Treasuries, constant maturity swaps, credit default swaps and total return swaps (based on the Markit IOS Index). The Company has also entered into a number of non-derivative instruments to manage interest rate risk, principally U.S. Treasuries and Agency interest-only securities.

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
Balance Sheet Presentation
In accordance with ASC 815, Derivatives and Hedging, as amended and interpreted, or ASC 815, the Company records derivative financial instruments on its condensed consolidated balance sheets as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative instruments and whether they qualify for hedge accounting treatment. Due to the volatility of the credit markets and difficulty in effectively matching pricing or cash flows, the Company has elected to treat all current derivative contracts as trading instruments.
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading instruments as of June 30, 2015 and December 31, 2014.

(in thousands)	June 30, 2015
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$178,848	$1,049,743	$—	$—
Interest rate swap agreements	46,935	14,325,523	(1,402)	1,900,000
Credit default swaps	—	—	(1,164)	125,000
Swaptions, net	120,707	10,050,000	(11,887)	640,000
TBAs	—	—	(5,187)	1,434,000
Put and call options for TBAs, net	—	—	(105)	—
Constant maturity swaps	—	—	—	—
Markit IOS total return swaps	725	855,872	(134)	132,537
Forward purchase commitments	107	135,181	(2,596)	491,479
Total	$347,322	$26,416,319	$(22,475)	$4,723,016

(in thousands)	December 31, 2014
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$188,592	$1,168,226	$—	$—
Interest rate swap agreements	55,471	9,569,000	(65,392)	9,015,000
Credit default swaps	—	—	(1,672)	125,000
Swaptions, net	121,591	9,550,000	(4,999)	2,860,000
TBAs	10,350	875,000	(17,687)	2,200,000
Put and call options for TBAs, net	90	2,000,000	—	—
Constant maturity swaps	2,013	12,000,000	(483)	2,000,000
Markit IOS total return swaps	1,387	598,459	—	—
Forward purchase commitments	1,297	554,838	—	—
Total	$380,791	$36,315,523	$(90,233)	$16,200,000

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
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive income on the Company’s derivative trading instruments:

(in thousands)
Trading Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Interest rate risk management
TBAs (1)	Loss on other derivative instruments	$5,262	$(29,877)	$(22,696)	$(47,780)
Short U.S. Treasuries (1)	Loss on other derivative instruments	125	(8)	125	(8)
Put and call options for TBAs (1)	Loss on other derivative instruments	5,671	(4,614)	8,206	(6,319)
Put and call options for U.S. Treasuries (1)	Loss on other derivative instruments	(837)	—	(837)	—
Constant maturity swaps (1)	Loss on other derivative instruments	74	(6,103)	6,164	5,428
Interest rate swap agreements - Receivers (1)	Gain (loss) on interest rate swap and swaption agreements	(42,470)	65,963	(144)	106,942
Interest rate swap agreements - Payers (1)	Gain (loss) on interest rate swap and swaption agreements	20,713	(46,341)	(31,846)	(59,761)
Swaptions (1)	Gain (loss) on interest rate swap and swaption agreements	19,752	(57,250)	1,246	(169,808)
Markit IOS total return swaps (1)	Loss on other derivative instruments	(20,658)	353	(17,526)	(1,372)
Interest rate swap agreements - Payers (2)	Gain (loss) on interest rate swap and swaption agreements	46,957	(78,391)	(50,747)	(98,920)
Credit risk management
Credit default swaps - Receive protection (3)	Loss on other derivative instruments	(30)	(5)	(123)	1,976
Non-risk management
TBAs	Loss on other derivative instruments	—	—	—	(4,701)
Inverse interest-only securities	Loss on other derivative instruments	4,909	16,052	24,170	34,375
Forward purchase commitments	(Loss) gain on residential mortgage loans held-for-sale	(5,130)	4,163	(4,160)	3,746
Total		$34,338	$(136,058)	$(88,168)	$(236,202)
____________________

(1)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s investment portfolio.

(2)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s repurchase agreements and FHLB advances.

(3)	Includes derivative instruments held to mitigate credit risk associated with the Company’s non-Agency RMBS and residential mortgage loans held-for-sale.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and six months ended June 30, 2015, the Company recognized $26.1 million and $53.7 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $16.7 billion and $17.5 billion notional, respectively, and receiving either LIBOR interest or a fixed interest rate. For the three and six months ended June 30, 2014, the Company recognized $18.9 million and $32.7 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $23.5 billion and $21.3 billion notional, respectively, and receiving either LIBOR interest or a fixed interest rate.
The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$1,106,210	$12,563	$(69,030)	$1,049,743	$1,086,760	$64
Interest rate swap agreements	19,929,000	11,493,227	(15,196,704)	16,225,523	16,681,983	(66,799)
Credit default swaps	125,000	—	—	125,000	125,000	—
Swaptions, net	12,960,000	1,500,000	(5,050,000)	9,410,000	10,292,418	(8,053)
TBAs, net	(2,496,000)	(3,929,000)	5,401,000	(1,024,000)	(1,362,451)	(7,482)
Short U.S. Treasuries	—	(50,000)	50,000	—	—	125
Put and call options for TBAs, net	(2,500,000)	—	2,500,000	—	(722,527)	10,843
Put and call options for U.S. Treasuries, net	—	500,000	(500,000)	—	2,747	(837)
Constant maturity swaps	3,000,000	—	(3,000,000)	—	384,615	1,310
Markit IOS total return swaps	877,529	747,910	(637,030)	988,409	1,201,515	(13,130)
Forward purchase commitments	707,304	978,297	(1,058,941)	626,660	679,266	(1,318)
Total	$33,709,043	$11,252,997	$(17,560,705)	$27,401,335	$28,369,326	$(85,277)

	Three Months Ended June 30, 2014
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$1,412,374	$—	$(88,724)	$1,323,650	$1,372,535	$—
Interest rate swap agreements	21,663,148	8,465,000	(6,500,000)	23,628,148	23,467,489	(2,983)
Credit default swaps	125,000	—	—	125,000	125,000	—
Swaptions, net	9,500,000	3,250,000	(1,300,000)	11,450,000	10,412,088	(2,178)
TBAs, net	(1,022,000)	(2,032,000)	2,682,000	(372,000)	660,308	(26,530)
Short U.S. Treasuries	—	(125,000)	125,000	—	1,374	2
Put and call options for TBAs, net	1,500,000	—	(1,500,000)	—	901,099	(5,332)
Constant maturity swaps	10,000,000	4,000,000	(8,000,000)	6,000,000	5,571,429	(1,460)
Markit IOS total return swaps	243,987	339,869	(7,378)	576,478	393,910	—
Forward purchase commitments	153,637	872,756	(378,452)	647,941	367,940	332
Total	$43,576,146	$14,770,625	$(14,967,554)	$43,379,217	$43,273,172	$(38,149)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Six Months Ended June 30, 2015
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$1,168,226	$12,563	$(131,046)	$1,049,743	$1,112,471	$64
Interest rate swap agreements	18,584,000	17,113,227	(19,471,704)	16,225,523	17,455,887	(67,869)
Credit default swaps	125,000	—	—	125,000	125,000	—
Swaptions, net	12,410,000	7,050,000	(10,050,000)	9,410,000	11,564,972	4,793
TBAs, net	(1,325,000)	(10,862,000)	11,163,000	(1,024,000)	(1,739,978)	(24,846)
Short U.S. Treasuries	—	(50,000)	50,000	—	—	125
Put and call options for TBAs, net	2,000,000	250,000	(2,250,000)	—	(359,116)	7,796
Put and call options for U.S. Treasuries, net	—	500,000	(500,000)	—	1,381	(837)
Constant maturity swaps	14,000,000	6,000,000	(20,000,000)	—	4,552,486	7,694
Markit IOS total return swaps	598,459	1,424,543	(1,034,593)	988,409	1,039,332	(8,928)
Forward purchase commitments	554,838	2,106,931	(2,035,109)	626,660	663,890	(374)
Total	$48,115,523	$23,545,264	$(44,259,452)	$27,401,335	$34,416,325	$(82,382)

	Six Months Ended June 30, 2014
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$1,525,845	$—	$(202,195)	$1,323,650	$1,421,330	$193
Interest rate swap agreements	19,619,000	11,409,148	(7,400,000)	23,628,148	21,324,091	(3,005)
Credit default swaps	427,073	—	(302,073)	125,000	152,059	(13,705)
Swaptions, net	5,130,000	7,150,000	(830,000)	11,450,000	9,699,558	(3,396)
TBAs, net	603,000	(2,924,000)	1,949,000	(372,000)	593,746	(14,677)
Short U.S. Treasuries	—	(125,000)	125,000	—	691	2
Put and call options for TBAs, net	—	1,500,000	(1,500,000)	—	580,110	(5,332)
Constant maturity swaps	10,000,000	12,000,000	(16,000,000)	6,000,000	7,773,481	2,427
Markit IOS total return swaps	49,629	536,881	(10,032)	576,478	274,573	—
Forward purchase commitments	12,063	1,058,706	(422,828)	647,941	204,336	302
Total	$37,366,610	$30,605,735	$(24,593,128)	$43,379,217	$42,023,975	$(37,191)
____________________

(1)	Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Derivative fair value adjustments are reflected within the unrealized (gain) loss on interest rate swaps and swaptions, unrealized gain on other derivative instruments, and gain on residential mortgage loans held-for-sale line items within the operating activities section of the condensed consolidated statements of cash flows. Realized gains and losses on interest rate swap and swaption agreements are reflected within the loss on termination and option expiration of interest rate swaps and swaptions line item within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the short sales and purchases of other derivative instruments, proceeds from sales of other derivative instruments, net and increase (decrease) in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Interest Rate Sensitive Assets/Liabilities
The Company’s RMBS investment securities and MSR are generally subject to change in value when mortgage rates decline or increase, depending on the type of investment. Rising mortgage rates generally result in a slowing of refinancing activity, which slows prepayments and results in a decline in the value of the Company’s fixed-rate Agency pools and an increase in the value of the Company’s MSR. To mitigate the impact of this risk, the Company maintains a portfolio of fixed-rate interest-only securities, which increase in value when interest rates increase, as well as TBA positions, short U.S. Treasuries, put and call options for TBAs and U.S. Treasuries, constant maturity swaps, interest rate swap and swaption agreements and Markit IOS total return swaps to further mitigate its exposure to higher interest rates, decreased prepayment speeds and widening mortgage spreads.
As of June 30, 2015 and December 31, 2014, the Company had outstanding fair value of $49.3 million and $55.7 million, respectively, of interest-only securities in place to economically hedge its investment securities. These interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.
The Company is exposed to interest rate risk on residential mortgage loans from the time it commits to purchase a mortgage loan until it acquires the loan from the originator and subsequently sells the loan to a third party. Changes in interest rates impact the market price for the mortgage loans. For example, as market interest rates decline, the value of residential mortgage loans held-for-sale increases, and vice versa. To mitigate the impact of this risk, the Company may enter into derivative contracts to hedge the interest rate risk related to its commitments to purchase residential mortgage loans and residential mortgage loans held-for-sale, such as interest rate swaps, swaptions, TBA positions, short U.S. Treasuries, put and call options for TBAs and U.S. Treasuries and constant maturity swaps.
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
As of June 30, 2015, $0.2 billion of the Company’s long notional TBA positions and $1.2 billion of the Company’s short notional TBA positions were held in order to economically hedge portfolio risk. As of December 31, 2014, $0.9 billion of the Company’s long notional TBA positions and $2.2 billion of the Company’s short notional TBA positions were held in order to economically hedge portfolio risk. The Company discloses these positions on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$205,000	$219,441	$219,369	$—	$(72)
Sale contracts	(1,229,000)	(1,284,198)	(1,289,313)	—	(5,115)
TBAs, net	$(1,024,000)	$(1,064,757)	$(1,069,944)	$—	$(5,187)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	As of December 31, 2014
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$875,000	$862,868	$873,218	$10,350	$—
Sale contracts	(2,200,000)	(2,294,813)	(2,312,500)	—	(17,687)
TBAs, net	$(1,325,000)	$(1,431,945)	$(1,439,282)	$10,350	$(17,687)
___________________

(1)	Notional amount represents the face amount of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the TBA (or of the underlying Agency RMBS) as of period-end.

(4)
Net carrying value represents the difference between the market value of the TBA as of period-end and its cost basis, and is reported in derivative assets / (liabilities), at fair value, in the condensed consolidated balance sheets.

Put and Call Options for TBAs. As of June 30, 2015, the Company had purchased put options for TBAs with a notional amount of $250.0 million and paid upfront premiums of approximately $0.9 million. The Company had also short sold call options for TBAs with a notional amount of $250.0 million and received upfront premiums of approximately $0.9 million as of June 30, 2015. Each of the options will expire in August 2015. The put and call options had a net fair market value of $0.1 million included in derivative liabilities, at fair value, in the condensed consolidated balance sheet as of June 30, 2015. As of December 31, 2014, the Company had purchased put options for TBAs with a notional amount of $2.0 billion and paid upfront premiums of approximately $0.6 million. The put options had a net fair market value of $0.1 million included in derivative assets, at fair value, in the condensed consolidated balance sheet as of December 31, 2014.
Constant Maturity Swaps. The Company has also entered into constant maturity swaps between the 10-year interest rate swap curve and the yield to maturity on a 30-year Fannie Mae TBA to economically hedge mortgage spread widening risk. The Company had the following constant maturity swap agreements in place at December 31, 2014:

(notional and dollars in thousands)
December 31, 2014
Determination Date	Average Strike Swap Rate	Notional Amount	Fair Value	Upfront Premium Paid	Unrealized Gain (Loss)
January 2015	0.538%	$7,000,000	$1,502	$—	$1,502
February 2015	0.572%	2,000,000	(13)	—	(13)
March 2015	0.552%	5,000,000	41	—	41
Total	0.548%	$14,000,000	$1,530	$—	$1,530

The Company did not have any constant maturity swap agreements in place at June 30, 2015.
Interest Rate Swap Agreements. As of June 30, 2015 and December 31, 2014, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk associated with the Company’s investment portfolio whereby the Company receives interest at a three-month LIBOR rate:

(notional in thousands)
June 30, 2015
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2018	$2,040,000	1.563%	0.282%	3.44
2020 and Thereafter	1,210,000	2.164%	0.281%	5.58
Total	$3,250,000	1.787%	0.282%	4.24

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(notional in thousands)
December 31, 2014
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2017	$2,000,000	1.070%	0.229%	2.54
2018	2,040,000	1.563%	0.238%	3.94
2019 and Thereafter	900,000	2.378%	0.255%	6.24
Total	$4,940,000	1.512%	0.237%	3.80

Additionally, as of June 30, 2015 and December 31, 2014, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk associated with the Company’s investment portfolio whereby the Company pays interest at a three-month LIBOR rate:

(notional in thousands)
June 30, 2015
Swaps Maturities	Notional Amounts	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2018	$575,000	0.281%	1.440%	3.39
2020 and Thereafter	1,889,000	0.283%	2.588%	8.10
Total	$2,464,000	0.282%	2.320%	7.00

(notional in thousands)
December 31, 2014
Swaps Maturities	Notional Amounts	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2018	$575,000	0.231%	1.440%	3.89
2019 and Thereafter	1,579,000	0.239%	2.794%	9.19
Total	$2,154,000	0.237%	2.433%	7.77

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2015 and December 31, 2014, the Company had the following outstanding interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) associated with the Company’s short-term repurchase agreements and FHLB advances:

(notional in thousands)
June 30, 2015
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2016	$4,200,000	0.583%	0.282%	1.10
2017	2,375,000	0.864%	0.281%	2.09
2018	800,000	1.165%	0.280%	2.65
2019	350,000	1.730%	0.278%	3.94
2020 and Thereafter	2,786,523	1.944%	0.279%	7.62
Total	$10,511,523	1.090%	0.281%	3.26

(notional in thousands)
December 31, 2014
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2016	$4,100,000	0.667%	0.249%	1.65
2017	5,285,000	1.063%	0.248%	2.55
2018	625,000	0.945%	0.233%	3.08
2019 and Thereafter	1,480,000	2.408%	0.235%	7.70
Total	$11,490,000	1.089%	0.246%	2.92

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Interest Rate Swaptions. As of June 30, 2015 and December 31, 2014, the Company had the following outstanding interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would either pay or receive a fixed rate) that were utilized as macro-economic hedges:

	June 30, 2015
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$17,963	$14,444	4.36	$5,600,000	2.75%	3M Libor	6.3
Payer	≥ 6 Months	259,328	134,633	50.71	9,210,000	4.01%	3M Libor	6.9
Total Payer		$277,291	$149,077	46.40	$14,810,000	3.53%	3M Libor	6.7

Receiver	< 6 Months	$13,538	$298	1.04	$2,000,000	3M Libor	1.33%	5.0
Total Receiver		$13,538	$298	1.04	$2,000,000	3M Libor	1.33%	5.0

Sale contracts:
Payer	≥ 6 Months	$(81,248)	$(20,660)	24.02	$(800,000)	3.44%	3M Libor	10.0
Total Payer		$(81,248)	$(20,660)	24.02	$(800,000)	3.44%	3M Libor	10.0

Receiver	< 6 Months	$(28,980)	$(19,895)	4.29	$(6,600,000)	3M Libor	1.64%	6.1
Total Receiver		$(28,980)	$(19,895)	4.29	$(6,600,000)	3M Libor	1.64%	6.1

	December 31, 2014
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	≥ 6 Months	$255,358	$130,120	56.62	$8,210,000	4.12%	3M Libor	7.4
Total Payer		$255,358	$130,120	56.62	$8,210,000	4.12%	3M Libor	7.4

Receiver	< 6 Months	$10,715	$6,462	3.38	$5,000,000	3M Libor	1.35%	5.0
Total Receiver		$10,715	$6,462	3.38	$5,000,000	3M Libor	1.35%	5.0

Sale contracts:
Payer	≥ 6 Months	$(81,248)	$(19,990)	30.02	$(800,000)	3.44%	3M Libor	10.0
Total Payer		$(81,248)	$(19,990)	30.02	$(800,000)	3.44%	3M Libor	10.0

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Markit IOS Total Return Swaps. The Company also enters into total return swaps (agreements whereby the Company receives or makes payments based on the total return of an underlying instrument or index, such as the Markit IOS Index, in exchange for fixed or floating rate interest payments) to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our investment portfolio (referred to as “convexity risk”). Total return swaps based on the Markit IOS Index are intended to synthetically replicate the performance of interest-only securities. The Company had the following total return swap agreements in place at June 30, 2015 and December 31, 2014:

(notional and dollars in thousands)
June 30, 2015
Maturity Date	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain (Loss)
January 12, 2043	$(390,645)	$641	$(866)	$(225)
January 12, 2044	(597,764)	(50)	(7,799)	(7,849)
Total	$(988,409)	$591	$(8,665)	$(8,074)

(notional and dollars in thousands)
December 31, 2014
Maturity Date	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain (Loss)
January 12, 2043	$(411,281)	$763	$(1,457)	$(694)
January 12, 2044	(187,178)	624	(275)	349
Total	$(598,459)	$1,387	$(1,732)	$(345)

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
As of June 30, 2015 and December 31, 2014, the Company held credit default swaps whereby the Company received credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company’s credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present credit default swaps whereby the Company is receiving protection held as of June 30, 2015 and December 31, 2014:

(notional and dollars in thousands)
June 30, 2015
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable) Receivable	Unrealized Gain (Loss)
Receive	June 20, 2016	105.50	$(100,000)	$(901)	$(260)	$(1,161)
	December 20, 2016	496.00	(25,000)	(263)	(4,062)	(4,325)
	Total	183.60	$(125,000)	$(1,164)	$(4,322)	$(5,486)

(notional and dollars in thousands)
December 31, 2014
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable) Receivable	Unrealized Gain (Loss)
Receive	June 20, 2016	105.50	$(100,000)	$(1,350)	$(260)	$(1,610)
	December 20, 2016	496.00	(25,000)	(322)	(4,062)	(4,384)
	Total	183.60	$(125,000)	$(1,672)	$(4,322)	$(5,994)

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of June 30, 2015, the fair value of derivative financial instruments as an asset and liability position was $347.3 million and $22.5 million, respectively.
The Company attempts to mitigate its credit risk exposure on derivative financial instruments by limiting its counterparties to banks and financial institutions that meet established credit guidelines. The Company also seeks spread its credit risk exposure across multiple counterparties in order to reduce the exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty or clearing agency, in the case of centrally cleared interest rate swaps, upon occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties and clearing agencies, which require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. As of June 30, 2015, the Company has received cash deposits from counterparties of $75.9 million and placed cash deposits of $211.4 million in accounts maintained by counterparties, of which the amounts are netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the Company’s condensed consolidated balance sheet.
Non-Risk Management Activities
The Company has entered into certain financial instruments that are considered derivative contracts under ASC 815 that are not for purposes of hedging. These contracts are currently limited to forward purchase commitments, TBAs and inverse interest-only RMBS.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Commitments to Purchase Residential Mortgage Loans Held-for-Sale. Prior to a mortgage loan purchase, the Company may enter into forward purchase commitments with counterparties whereby the Company commits to purchasing the loans at a particular interest rate, provided the borrower elects to close the loan. These commitments to purchase mortgage loans have been defined as derivatives and are, therefore, recorded on the Company’s condensed consolidated balance sheets as assets or liabilities and measured at fair value. Subsequent changes in fair value are recorded on the Company’s condensed consolidated balance sheets as adjustments to the carrying value of these assets or liabilities with a corresponding adjustment recognized in current period earnings. As of June 30, 2015 and December 31, 2014, the Company had outstanding commitments to purchase $626.7 million and $554.8 million of mortgage loans, subject to fallout if the loans do not close, with a fair value asset of $0.1 million and a fair value liability of $2.6 million at June 30, 2015 and a fair value asset of $1.3 million at December 31, 2014, respectively.
Inverse Interest-Only Securities. As of June 30, 2015 and December 31, 2014, inverse interest-only securities with a carrying value of $178.8 million and $188.6 million, including accrued interest receivable of $1.9 million and $2.2 million, respectively, are accounted for as derivative financial instruments in the condensed consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Face Value	$1,049,743	$1,168,226
Unamortized premium	—	—
Unamortized discount
Designated credit reserve	—	—
Net, unamortized	(891,752)	(991,715)
Amortized Cost	157,991	176,511
Gross unrealized gains	21,068	14,162
Gross unrealized losses	(2,156)	(4,269)
Carrying Value	$176,903	$186,404

Note 13. Other Assets
Other assets as of June 30, 2015 and December 31, 2014 are summarized in the following table:

(in thousands)	June 30, 2015	December 31, 2014
Property and equipment at cost	$5,492	$4,849
Accumulated depreciation (1)	(2,593)	(1,941)
Net property and equipment	2,899	2,908
Prepaid expenses	1,375	1,790
Income taxes receivable	7,175	—
Deferred tax assets, net	52,240	40,847
Servicing advances	30,828	27,490
Federal Home Loan Bank stock	125,250	100,010
Equity investments	3,000	3,000
Other receivables	13,793	12,534
Total other assets	$236,560	$188,579
____________________

(1)	Depreciation expense for the three and six months ended June 30, 2015 was $0.3 million and $0.7 million, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 14. Other Liabilities
Other liabilities as of June 30, 2015 and December 31, 2014 are summarized in the following table:

(in thousands)	June 30, 2015	December 31, 2014
Accrued expenses	$30,724	$29,819
Accrued interest payable	18,984	23,772
Income taxes payable	39	1,375
Other	10,821	9,473
Total other liabilities	$60,568	$64,439

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.
Investment securities. The Company holds a portfolio of AFS and trading securities that are carried at fair value in the condensed consolidated balance sheets. AFS securities are primarily comprised of Agency and non-Agency RMBS while the Company’s U.S. Treasuries are classified as trading securities. The Company determines the fair value of its U.S. Treasuries and Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of its non-Agency RMBS, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company did not hold any U.S. Treasuries at June 30, 2015. The Company classified 100% of its RMBS AFS securities reported at fair value as Level 2 at June 30, 2015. AFS securities account for 76.5% of all assets reported at fair value at June 30, 2015.
Residential mortgage loans held-for-sale. The Company holds residential mortgage loans held-for-sale that are carried at fair value in the condensed consolidated balance sheets as a result of a fair value option election. The Company determines fair value of its residential mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 91.2% and 8.8% of its residential mortgage loans held-for-sale as Level 2 and Level 3 fair value assets, respectively, at June 30, 2015.
Residential mortgage loans held-for-investment in securitization trusts. The Company recognizes on its condensed consolidated balance sheets residential mortgage loans held-for-investment in securitization trusts that are carried at fair value as a result of a fair value option election. An entity is allowed to measure both the financial assets and financial liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the Company’s securitization trusts are considered qualifying CFEs, the Company determines the fair value of these residential mortgage loans based on the fair value of its collateralized borrowings in securitization trusts and its retained interests from the Company’s on-balance sheet securitizations (eliminated in consolidation in accordance with U.S. GAAP), as the fair value of these instruments is more observable. The Company classified 100% of its residential mortgage loans held-for-investment in securitization trusts as Level 2 fair value assets at June 30, 2015.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the condensed consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing providers. Although MSR transactions are observable in the marketplace, the valuation is based upon cash flow models that include unobservable market data inputs (including prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its MSR as Level 3 fair value assets at June 30, 2015.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, swaptions, put and call options for TBAs and U.S. Treasuries, credit default swaps, constant maturity swaps and Markit IOS total return swaps. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, swaptions, put and call options for TBAs and U.S. Treasuries, credit default swaps, constant maturity swaps and total returns swaps reported at fair value as Level 2 at June 30, 2015.
The Company also enters into certain other derivative financial instruments, such as TBAs, short U.S. Treasuries and inverse interest-only securities. These instruments are similar in form to the Company’s AFS and trading securities and the Company utilizes a pricing service to value TBAs and broker quotes to value short U.S. Treasuries and inverse interest-only securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at June 30, 2015. The Company reported 100% of its TBAs as Level 1 as of June 30, 2015. The Company did not hold any short U.S. Treasuries at June 30, 2015.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company may also enter into forward purchase commitments on residential mortgage loans whereby the Company commits to purchasing the loans at a particular interest rate. The fair value of these derivatives is determined based on prices currently offered in the marketplace for new commitments. Fallout assumptions if the borrower elects not to close the loan are applied to the pricing. As of June 30, 2015, the Company had outstanding commitments to purchase $626.7 million of mortgage loans, subject to fallout if the loans do not close, with a fair value asset of $0.1 million and a fair value liability of $2.6 million. The Company classified 100% of the forward purchase commitments reported at fair value as Level 2 at June 30, 2015.
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
Collateralized borrowings in securitization trusts. The Company recognizes on its condensed consolidated balance sheets collateralized borrowings that are carried at fair value as a result of a fair value option election. In determining the fair value of its collateralized borrowings, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due to principally illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its collateralized borrowings in securitization trusts as Level 2 fair value liabilities at June 30, 2015.
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

	Recurring Fair Value Measurements
	At June 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$12,807,658	$—	$12,807,658
Residential mortgage loans held-for-sale	—	633,578	61,500	695,078
Residential mortgage loans held-for-investment in securitization trusts	—	2,449,199	—	2,449,199
Mortgage servicing rights	—	—	437,576	437,576
Derivative assets	—	347,322	—	347,322
Total assets	$—	$16,237,757	$499,076	$16,736,833
Liabilities
Collateralized borrowings in securitization trusts	$—	$1,714,735	$—	$1,714,735
Derivative liabilities	5,187	17,288	—	22,475
Total liabilities	$5,187	$1,732,023	$—	$1,737,210

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

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2015, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
The valuation of Level 3 instruments requires significant judgment by the third-party pricing providers and/or management. The third-party pricing providers and/or management rely on inputs such as market price quotations from market makers (either market or indicative levels), original transaction price, recent transactions in the same or similar instruments, and changes in financial ratios or cash flows to determine fair value. Level 3 instruments may also be discounted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by the third-party pricing provider in the absence of market information. Assumptions used by the third-party pricing provider due to lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s condensed consolidated financial statements. The Company’s valuation committee reviews all valuations that are based on pricing information received from a third-party pricing provider. As part of this review, prices are compared against other pricing or input data points in the marketplace, along with internal valuation expertise, to ensure the pricing is reasonable. In addition, the Company performs back-testing of pricing information to validate price information and identify any pricing trends of a third-party price provider.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the reconciliation for all of the Company’s Level 3 assets measured at fair value on a recurring basis:

	Level 3 Recurring Fair Value Measurements
	Three Months Ended				Six Months Ended
	June 30, 2015				June 30, 2015
(in thousands)	Residential Mortgage Loans Held-For-Sale		Mortgage Servicing Rights		Residential Mortgage Loans Held-For-Sale		Mortgage Servicing Rights
Beginning of period level 3 fair value	$70,149		$410,229		$35,553		$452,006
Gains (losses) included in net income (loss):
Realized gains (losses)	10,491		(7,805)		15,612		(17,119)
Unrealized gains (losses)	30	(1)	25,440	(3)	777	(1)	(17,649)	(3)
Total net gains (losses) included in net income (loss)	10,521		17,635		16,389		(34,768)
Other comprehensive income	—		—		—		—
Purchases	61,054		4,799		131,720		9,350
Sales	(51,981)		—		(75,890)		—
Settlements	(28,243)		4,913		(46,272)		10,988
Gross transfers into level 3	—		—		—		—
Gross transfers out of level 3	—		—		—		—
End of period level 3 fair value	$61,500		$437,576		$61,500		$437,576
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$370	(2)	$25,440	(4)	$352	(2)	$(17,649)	(4)
___________________

(1)
For the three and six months ended June 30, 2015, the change in unrealized gains or losses on residential mortgage loans held-for-sale was recorded in (loss) gain on residential mortgage loans held-for-sale on the condensed consolidated statements of comprehensive income.

(2)
For the three and six months ended June 30, 2015, the change in unrealized gains or losses on residential mortgage loans held-for-sale that were held at the end of the reporting period was recorded in (loss) gain on residential mortgage loans held-for-sale on the condensed consolidated statements of comprehensive income.

(3)
For the three and six months ended June 30, 2015, the change in unrealized gains or losses on MSR was recorded in gain (loss) on servicing asset on the condensed consolidated statements of comprehensive income.

(4)
For the three and six months ended June 30, 2015, the change in unrealized gains or losses on MSR that were held at the end of the reporting period was recorded in gain (loss) on servicing asset on the condensed consolidated statements of comprehensive income.

The Company did not incur transfers between Level 1, Level 2 or Level 3 during the six months ended June 30, 2015. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company also used a third-party pricing provider in the fair value measurement of its Level 3 MSR. The table below presents information about the significant unobservable inputs used by the third-party pricing provider in the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at June 30, 2015:

As of June 30, 2015
Valuation Technique	Unobservable Input (1)	Range			Weighted Average
Discounted cash flow	Constant prepayment speed	9.5	-	12.8%	11.2%
	Delinquency	4.3	-	4.9%	4.6%
	Discount rate	8.1	-	10.7%	9.4%
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

Fair Value Option for Financial Assets and Financial Liabilities
The Company elected the fair value option for the residential mortgage loans it has acquired. The fair value option was elected to mitigate earnings volatility by better matching the accounting for the assets with the related hedges. The mortgage loans are carried within residential mortgage loans held-for-sale on the condensed consolidated balance sheets. The Company’s policy is to separately record interest income on these fair value elected loans. Upfront fees and costs related to the fair value elected loans are not deferred or capitalized. Fair value adjustments are reported in (loss) gain on residential mortgage loans held-for-sale on the condensed consolidated statements of comprehensive income. The fair value option is irrevocable once the loan is acquired.
The Company also elected the fair value option for both the residential mortgage loans held-for-investment in securitization trusts and the collateralized borrowings in securitization trusts carried on the condensed consolidated balance sheets. The fair value option was elected to better reflect the economics of the Company’s retained interests. The Company’s policy is to separately record interest income on the fair value elected loans and interest expense on the fair value elected borrowings. Upfront fees and costs are not deferred or capitalized. Fair value adjustments are reported in other (loss) income on the condensed consolidated statements of comprehensive income.
The following tables summarize the fair value option elections and information regarding the line items and amounts recognized in the condensed consolidated statements of comprehensive income for each fair value option-elected item.

	Three Months Ended June 30, 2015
(in thousands)	Interest income (expense)		(Loss) gain on residential mortgage loans held-for-sale	Other (loss) income	Total included in net income	Change in fair value due to credit risk
Assets
Residential mortgage loans held-for-sale	$7,518	(1)	$(3,019)	$—	$4,499	$272	(2)
Residential mortgage loans held-for-investment in securitization trusts	21,830	(1)	—	(49,143)	(27,313)	—	(3)
Liabilities
Collateralized borrowings in securitization trusts	(13,131)		—	31,536	18,405	—	(3)
Total	$16,217		$(3,019)	$(17,607)	$(4,409)	$272

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2014
(in thousands)	Interest income (expense)		(Loss) gain on residential mortgage loans held-for-sale	Other (loss) income	Total included in net income	Change in fair value due to credit risk
Assets
Residential mortgage loans held-for-sale	$2,699	(1)	$7,638	$—	$10,337	$1,036	(2)
Residential mortgage loans held-for-investment in securitization trusts	7,761	(1)	—	36,631	44,392	—	(3)
Liabilities
Collateralized borrowings in securitization trusts	(5,592)		—	(15,802)	(21,394)	—	(3)
Total	$4,868		$7,638	$20,829	$33,335	$1,036

	Six Months Ended June 30, 2015
(in thousands)	Interest income (expense)		(Loss) gain on residential mortgage loans held-for-sale	Other (loss) income	Total included in net income	Change in fair value due to credit risk
Assets
Residential mortgage loans held-for-sale	$11,789	(1)	$6,047	$—	$17,836	$30	(2)
Residential mortgage loans held-for-investment in securitization trusts	40,067	(1)	—	(49,094)	(9,027)	—	(3)
Liabilities
Collateralized borrowings in securitization trusts	(23,839)		—	28,569	4,730	—	(3)
Total	$28,017		$6,047	$(20,525)	$13,539	$30

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Six Months Ended June 30, 2014
(in thousands)	Interest income (expense)		(Loss) gain on residential mortgage loans held-for-sale	Other (loss) income	Total included in net income	Change in fair value due to credit risk
Assets
Residential mortgage loans held-for-sale	$7,285	(1)	$4,874	$—	$12,159	$1,069	(2)
Residential mortgage loans held-for-investment in securitization trusts	15,654	(1)	—	38,606	54,260	—	(3)
Liabilities
Collateralized borrowings in securitization trusts	(10,945)		—	(17,463)	(28,408)	—	(3)
Total	$11,994		$4,874	$21,143	$38,011	$1,069
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

	June 30, 2015		December 31, 2014
(in thousands)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Residential mortgage loans held-for-sale
Total loans	$703,966	$695,078	$534,101	$535,712
Nonaccrual loans	$48,379	$42,212	$26,405	$20,574
Loans 90+ days past due	$45,547	$39,525	$25,263	$19,675
Residential mortgage loans held-for-investment in securitization trusts
Total loans	$2,431,573	$2,449,199	$1,699,748	$1,744,746
Nonaccrual loans	$862	$865	$—	$—
Loans 90+ days past due	$—	$—	$—	$—
Collateralized borrowings in securitization trusts
Total borrowings	$1,743,289	$1,714,735	$1,218,589	$1,209,663
____________________

(1)	Excludes accrued interest receivable.

Fair Value of Financial Instruments
In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the condensed consolidated balance sheets, for which fair value can be estimated.

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

•
Commercial real estate loans held-for-investment are carried at cost, net of any unamortized premiums or discounts, unless deemed impaired. Because the Company has not yet recorded any allowances for losses and the rate and terms of the one newly-issued senior mezzanine commercial real estate loan held are similar to those observed in the market, carrying value, or amortized cost, approximates fair value. The Company categorizes the fair value measurement of these assets as Level 2.

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

•
The carrying value of repurchase agreements and FHLB advances that mature in less than one year generally approximates fair value due to the short maturities. The Company holds $3.0 billion of FHLB advances that are considered long-term. The Company’s long-term FHLB advances have floating rates based on an index plus a spread and, for members of the FHLB, the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities	$12,807,658	$12,807,658	$14,341,102	$14,341,102
Trading securities	$—	$—	$1,997,656	$1,997,656
Residential mortgage loans held-for-sale	$695,078	$695,078	$535,712	$535,712
Residential mortgage loans held-for-investment in securitization trusts	$2,449,199	$2,449,199	$1,744,746	$1,744,746
Commercial real estate loans held-for-investment	$45,605	$45,605	$—	$—
Mortgage servicing rights	$437,576	$437,576	$452,006	$452,006
Cash and cash equivalents	$933,579	$933,579	$1,005,792	$1,005,792
Restricted cash	$410,903	$410,903	$336,771	$336,771
Derivative assets	$347,322	$347,322	$380,791	$380,791
Federal Home Loan Bank stock	$125,250	$125,250	$100,010	$100,010
Equity investments	$3,000	$3,000	$3,000	$3,000
Liabilities
Repurchase agreements	$9,422,803	$9,422,803	$12,932,463	$12,932,463
Collateralized borrowings in securitization trusts	$1,714,735	$1,714,735	$1,209,663	$1,209,663
Federal Home Loan Bank advances	$3,000,000	$3,000,000	$2,500,000	$2,500,000
Derivative liabilities	$22,475	$22,475	$90,233	$90,233

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 16. Repurchase Agreements
As of June 30, 2015, the Company had outstanding $9.4 billion of repurchase agreements. Excluding the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.75% and weighted average remaining maturities of 69 days as of June 30, 2015. As of December 31, 2014, the Company had outstanding $12.9 billion of repurchase agreements, including repurchase agreements funding the Company’s U.S. Treasuries of $2.0 billion. Excluding the debt associated with the Company’s U.S. Treasuries and the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.72% and weighted average remaining maturities of 64 days as of December 31, 2014. As of December 31, 2014, the debt associated with the Company’s U.S. Treasuries had a weighted average borrowing rate of 0.23%. The Company did not have any repurchase agreements collateralized by U.S. Treasuries as of June 30, 2015.
At June 30, 2015 and December 31, 2014, the repurchase agreement balances were as follows:

(in thousands)	June 30, 2015	December 31, 2014
Short-term	$9,422,803	$12,839,242
Long-term	—	93,221
Total	$9,422,803	$12,932,463

At June 30, 2015 and December 31, 2014, the repurchase agreements had the following characteristics and remaining maturities:

	June 30, 2015
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency RMBS (1)	Agency Derivatives	Residential Mortgage Loans Held-for-Sale	Commercial Real Estate Loans Held-for-Investment	Total Amount Outstanding
Within 30 days	$1,912,119	$471,133	$47,770	$—	$22,950	$2,453,972
30 to 59 days	3,077,003	461,904	85,097	—	—	3,624,004
60 to 89 days	484,627	230,613	—	—	—	715,240
90 to 119 days	471,052	64,420	—	—	—	535,472
120 to 364 days	1,376,499	708,162	—	9,454	—	2,094,115
Total	$7,321,300	$1,936,232	$132,867	$9,454	$22,950	$9,422,803
Weighted average borrowing rate	0.45%	1.85%	1.03%	2.63%	1.84%	0.75%

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2014
	Collateral Type
(in thousands)	U.S Treasuries	Agency RMBS	Non-Agency RMBS (1)	Agency Derivatives	Residential Mortgage Loans Held-for-Sale	Total Amount Outstanding
Within 30 days	$998,750	$2,305,726	$630,118	$44,723	$—	$3,979,317
30 to 59 days	—	3,568,049	945,032	82,344	—	4,595,425
60 to 89 days	—	631,992	260,228	11,066	—	903,286
90 to 119 days	—	317,155	117,395	—	—	434,550
120 to 364 days	—	1,635,650	278,401	—	15,113	1,929,164
Open maturity (2)	997,500	—	—	—	—	997,500
One year and over	—	—	93,221	—	—	93,221
Total	$1,996,250	$8,458,572	$2,324,395	$138,133	$15,113	$12,932,463
Weighted average borrowing rate	0.23%	0.42%	1.79%	0.99%	3.03%	0.64%
____________________

(1)	Includes repurchase agreements collateralized by retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

(2)	Includes repurchase agreements collateralized by U.S. Treasuries with an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	June 30, 2015	December 31, 2014
Available-for-sale securities, at fair value	$10,284,534	$11,874,783
Trading securities, at fair value	—	1,997,656
Residential mortgage loans held-for-sale, at fair value	10,545	19,123
Commercial real estate loans held-for-investment	45,605	—
Net economic interests in consolidated securitization trusts (1)	113,824	363,564
Cash and cash equivalents	15,000	14,117
Restricted cash	182,709	112,435
Due from counterparties	24,252	32,495
Derivative assets, at fair value	176,017	185,067
Total	$10,852,486	$14,599,240
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Royal Bank of Canada	$1,161,333	$316,965	8%	119.6	$1,373,549	$401,194	10%	83.8
Barclays Capital Inc.	789,908	265,129	7%	59.5	1,346,085	365,879	9%	50.5
All other counterparties (2) (3)	7,471,562	843,313	21%	61.5	9,215,329	907,066	22%	57.7
Total	$9,422,803	$1,425,407			$11,934,963	$1,674,139
____________________

(1)
Represents the net carrying value of the securities, residential mortgage loans held-for-sale and commercial real estate loans held-for-investment sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases are not included in the amounts presented above. However, at both June 30, 2015 and December 31, 2014, the Company did not have any such payables.

(2)	Excludes $997.5 million of repurchase agreements collateralized by U.S. Treasuries with a rolling 1-day maturity as of December 31, 2014.

(3)	Represents amounts outstanding with 21 and 23 counterparties at June 30, 2015 and December 31, 2014, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 17. Collateralized Borrowings in Securitization Trusts, at Fair Value
The Company purchases subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The debt associated with the underlying residential mortgage loans held by the trusts, which are consolidated on the Company’s condensed consolidated balance sheets, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. As of June 30, 2015 and December 31, 2014, collateralized borrowings in securitization trusts had a carrying value of $1.7 billion and $1.2 billion with a weighted average interest rate of 3.6% for both period ends. The stated maturity dates for all collateralized borrowings were more than five years from both June 30, 2015 and December 31, 2014.

Note 18. Federal Home Loan Bank of Des Moines Advances
The Company’s wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, is a member in the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of June 30, 2015 and December 31, 2014, TH Insurance had $3.0 billion and $2.5 billion in outstanding secured advances with a weighted average borrowing rate of 0.35% and 0.34%, respectively, and had an additional $1.0 billion of available uncommitted capacity for borrowings as of June 30, 2015. As of December 31, 2014, TH Insurance had no additional uncommitted capacity to borrow. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At June 30, 2015 and December 31, 2014, FHLB advances had the following remaining maturities:

(in thousands)	June 30, 2015	December 31, 2014
≤ 1 year	$—	$33,738
> 1 and ≤ 3 years	651,238	651,238
> 3 and ≤ 5 years	815,024	815,024
> 5 and ≤ 10 years	—	—
> 10 years	1,533,738	1,000,000
Total	$3,000,000	$2,500,000

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of FHLB advances:

(in thousands)	June 30, 2015	December 31, 2014
Available-for-sale securities, at fair value	$2,268,550	$2,284,532
Residential mortgage loans held-for-sale, at fair value	551,257	397,656
Net economic interests in consolidated securitization trusts (1)	491,270	80,732
Total	$3,311,077	$2,762,920
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

The FHLB retains the right to mark the underlying collateral for FHLB advances to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral. In addition, as a condition to membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB. At June 30, 2015 and December 31, 2014, the Company had stock in the FHLB totaling $125.3 million and $103.0 million, respectively, which is included in other assets on the condensed consolidated balance sheets. FHLB stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLB. Accordingly, when evaluating FHLB stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2015 and December 31, 2014, the Company had not recognized an impairment charge related to its FHLB stock.

Note 19. Stockholders’ Equity
Distributions to Stockholders
The following table presents cash dividends declared by the Company on its common stock during the three months ended June 30, 2015, and the four immediately preceding quarters:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
June 17, 2015	June 30, 2015	July 21, 2015	$0.26
March 18, 2015	March 31, 2015	April 21, 2015	$0.26
December 16, 2014	December 30, 2014	January 20, 2015	$0.26
September 16, 2014	September 30, 2014	October 21, 2014	$0.26
June 17, 2014	July 2, 2014	July 22, 2014	$0.26

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Accumulated Other Comprehensive Income
Accumulated other comprehensive income at June 30, 2015 and December 31, 2014 was as follows:

(in thousands)	June 30, 2015	December 31, 2014
Available-for-sale securities, at fair value
Unrealized gains	$711,813	$891,820
Unrealized losses	(80,781)	(36,031)
Accumulated other comprehensive income	$631,032	$855,789

Reclassifications out of Accumulated Other Comprehensive Income
The following table summarizes reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2015 and 2014:

(in thousands)	Affected Line Item in the Condensed Consolidated Statements of Comprehensive Income	Amount Reclassified out of Accumulated Other Comprehensive Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Other-than-temporary-impairments on AFS securities	Total other-than-temporary impairment losses	$170	$—	$297	$212
Realized (gains) losses on sales of AFS securities	Gain (loss) on investment securities	(75,135)	(20,952)	(175,071)	22,228
		$(74,965)	$(20,952)	$(174,774)	$22,440
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitation detailed in the plan prospectus. An aggregate of 7.5 million shares of the Company’s common stock were originally reserved for issuance under the plan. As of June 30, 2015, 249,650 shares have been issued under the plan for total proceeds of approximately $2.6 million, of which 16,772 and 36,184 shares were issued for total proceeds of $178,436 and $378,700 during the three and six months ended June 30, 2015, respectively. During the three and six months ended June 30, 2014, 12,694 and 23,474 shares were issued under the plan for total proceeds for $130,652 and $240,792, respectively.
Share Repurchase Program
On October 5, 2011, the Company’s board of directors authorized a share repurchase program, which allows the Company to repurchase up to 10,000,000 shares of its common stock. On November 14, 2012, the board of directors authorized an increase in the share repurchase program of 15,000,000, for a total of 25,000,000 shares. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and purchases may be commenced or suspended at any time without prior notice. As of June 30, 2015, 2,450,700 shares had been repurchased by the Company under the program for a total cost of $23.9 million; however, no shares were repurchased during the three and six months ended June 30, 2015 and 2014.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At-the-Market Offering
On May 25, 2012, the Company entered into an equity distribution agreement under which the Company may sell up to an aggregate of 20,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. On May 22, 2015, the Company entered into an amendment to the equity distribution agreement providing that any subsequent offers or sales of the Company’s common stock under the equity distribution agreement shall be made pursuant to a new prospectus supplement, which was filed on the same date. As of June 30, 2015, 7,585,869 shares of common stock have been sold under the equity distribution agreement for total accumulated net proceeds of approximately $77.6 million; however, no shares were sold during the three and six months ended June 30, 2015 and 2014.

Note 20. Equity Incentive Plan
On May 14, 2015, the Company’s stockholders approved the Company’s Second Restated 2009 Equity Incentive Plan, which replaced the previous Restated 2009 Equity Incentive Plan, both of which are referred to collectively as the Plan. This stockholder approval effectuated, among other changes, an increase in the number of shares of common stock available for issuance under the Plan by 10,000,000 shares.
On May 20, 2014 and May 14, 2015, the Company granted 52,180 and 35,521 shares of common stock, respectively, to its independent directors pursuant to the Plan. The estimated fair value of these awards was $10.31 and $10.53 per share on grant date, based on the closing price of the Company’s common stock on the NYSE on such date. The grants vested immediately.
Additionally, on February 5, 2014, February 12, 2015 and May 14, 2015, the Company granted 1,103,162, 206,275 and 909,299 shares of restricted common stock, respectively, to key employees of PRCM Advisers pursuant to the Plan. The estimated fair value of these awards was $9.79, $10.30 and $10.53 per share on grant date, based on the closing market price of the Company’s common stock on the NYSE on such date. However, as the cost of these awards is measured at fair value at each reporting date based on the price of the Company’s stock as of period end in accordance with ASC 505, Equity, or ASC 505, the fair value of these awards as of June 30, 2015 was $9.74 per share based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.
The following table summarizes the activity related to restricted common stock for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
(in thousands)	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	2,002,406	$10.32	1,024,459	$11.22
Granted	1,151,095	10.49	1,155,342	9.81
Vested	(711,124)	(10.45)	(395,986)	(11.10)
Forfeited	(55,474)	(10.19)	(3,065)	(9.79)
Outstanding at End of Period	2,386,903	$10.36	1,780,750	$10.34

For the three and six months ended June 30, 2015, the Company recognized compensation costs related to restricted common stock of $2.9 million and $5.6 million, respectively. For the three and six months ended June 30, 2014, the Company recognized compensation costs related to restricted common stock of $3.7 million and $6.8 million, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 21. Income Taxes
For the three and six months ended June 30, 2015 and 2014, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C-corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
During the three and six months ended June 30, 2015, the Company’s TRSs recognized a benefit from income taxes of $7.0 million and $17.6 million, respectively, which was primarily due to losses incurred on derivative instruments held in the Company’s TRSs. During the three and six months ended June 30, 2014, the Company’s TRSs recognized a benefit from income taxes of $23.3 million and $57.2 million, respectively, which was primarily due to losses incurred on derivative instruments held in the Company’s TRSs.
Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements of a contingent tax liability for uncertain tax positions.

Note 22. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share, or EPS, for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2015	2014	2015	2014
Numerator:
Net income	$221,501	$39,657	$316,294	$10,512
Denominator:
Weighted average common shares outstanding	364,919,352	364,078,669	364,775,066	363,996,652
Weighted average restricted stock shares	2,154,779	1,999,455	2,017,393	1,849,643
Basic and diluted weighted average shares outstanding	367,074,131	366,078,124	366,792,459	365,846,295
Basic and Diluted Earnings Per Share:	$0.60	$0.11	$0.86	$0.03

Note 23. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with the Management Agreement with PRCM Advisers, the Company incurred $12.7 million and $25.4 million as a management fee to PRCM Advisers for the three and six months ended June 30, 2015, respectively, and $12.2 million and $24.3 million as a management fee to PRCM Advisers for the three and six months ended June 30, 2014, respectively, which represents approximately 1.5% of stockholders’ equity on an annualized basis as defined by the Management Agreement. For purposes of calculating the management fee, stockholders’ equity is adjusted to exclude any common stock repurchases as well as any unrealized gains, losses or other items that do not affect realized net income (loss), among other adjustments, in accordance with the Management Agreement. In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $5.4 million and $10.1 million for the three and six months ended June 30, 2015, respectively, and $3.9 million and $7.2 million for the three and six months ended June 30, 2014, respectively.
The Company has established an accounts payable function and direct relationships with the majority of its third-party vendors. The Company will continue to have certain costs allocated to it by PRCM Advisers for compensation, data services and proprietary technology, but most direct expenses with third-party vendors are paid directly by the Company.

The Company recognized $2.9 million and $5.6 million of compensation expense during the three and six months ended June 30, 2015, respectively, related to restricted common stock. The Company recognized $3.7 million and $6.8 million of compensation expense during the three and six months ended June 30, 2014, respectively, related to restricted common stock. See Note 20 - Equity Incentive Plan for additional information.

Note 24. Subsequent Events
Events subsequent to June 30, 2015, were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these Condensed Consolidated Financial Statements.

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

We generally view our target assets in three strategies that rely on our core competencies of managing prepayment and credit risk. Our rates strategy includes assets that are sensitive to changes in interest rates and prepayment speeds, specifically Agency RMBS and MSR. Our credit strategy includes assets with inherent credit risk including non-Agency RMBS, residential mortgage loans and net economic interests in securitizations on prime nonconforming residential mortgage loans. Additionally, in the fourth quarter of 2014, we announced our intended expansion into the commercial real estate market, planning an initial allocation of approximately $500 million of equity capital. Our commercial strategy will include first mortgage loans, mezzanine loans, b-notes and preferred equity. As of June 30, 2015, we had invested $45.6 million in one senior mezzanine commercial real estate loan.
During the three months ended June 30, 2015, we maintained our hybrid Agency and non-Agency RMBS investment model and continued to develop our operational businesses in support of other mortgage-related investments, which stem from the changing opportunities in the residential mortgage marketplace, including residential mortgage loans and MSR. Within our non-Agency RMBS portfolio, we have historically had a substantial emphasis on “legacy” bonds, which include bonds issued prior to 2009. Throughout the past year, however, we have sold a number of these bonds that we believe had reached maximum value, many of which were replaced with “new issue” non-Agency RMBS. We believe these “new issue” bonds, which include some GSE credit risk transfer bonds, have enabled us to find attractive returns and further diversify our non-Agency RMBS portfolio.
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

Within our MSR business, we purchase the right to control the servicing of mortgage loans from high-quality originators. Additionally, as owner of MSR on loans from securitizations guaranteed by Ginnie Mae, we are obligated to purchase these loans from time to time in order to complete modifications on the mortgage loans or to convey foreclosed properties to the U.S. Department of Housing and Urban Development, or HUD. We held a small portfolio of these Ginnie Mae buyout residential mortgage loans as of June 30, 2015, which, in the majority of instances, will undergo successful loan modifications, return to performing loans and be redelivered to future Ginnie Mae pools or be immediately conveyed to HUD. We do not directly service the mortgage loans we acquire, nor the mortgage loans underlying the MSR we acquire; rather, we contract with fully licensed third-party subservicers to handle substantially all servicing functions.
We believe our investment model allows management to allocate capital across various sectors within the mortgage market, with a focus on asset selection and the implementation of a relative value investment approach. Capital allocation decisions factor in the opportunities in the marketplace, cost of financing and cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, capital allocation reflects management’s opportunistic approach to investing in the marketplace. The following table provides our capital allocation among the target assets in each of our investment strategies as of June 30, 2015 and the four immediately preceding period ends:

	As of
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Rates strategy
Agency RMBS	44%	45%	44%	44%	45%
Mortgage servicing rights	11%	10%	12%	12%	13%
Credit strategy
Non-Agency RMBS	33%	34%	34%	36%	36%
Mortgage loan conduit/securitization	12%	11%	10%	8%	6%
Commercial strategy	< 1%	< 1%	—%	—%	—%

As our capital allocation shifts, our annualized yields and cost of financing shift. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts (e.g., uncertainty of prepayment speeds, extension risk and credit events).
For the three months ended June 30, 2015, our net yield realized on the portfolio was lower than previous periods. Yields and net interest spreads on Agency and non-Agency RMBS, residential mortgage loans held-for-sale and MSR are generally lower than what we have historically realized in our portfolio, while yields and spreads on net economic interests in securitization have remained consistent. Our cost of financing increased as a result of higher swap spread. The following table provides the average annualized yield on our target assets, including Agency and non-Agency RMBS, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment, net of collateralized borrowings, in securitization trusts, commercial real estate loans held-for-investment and MSR for the three months ended June 30, 2015, and the four immediately preceding quarters:

	Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Average annualized portfolio yield (1)	4.16%	4.40%	4.46%	4.46%	4.64%
Cost of financing (2)	1.37%	1.33%	1.55%	1.47%	1.26%
Net portfolio yield	2.79%	3.07%	2.91%	2.99%	3.38%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

We seek to deploy moderate leverage as part of our investment strategy. We generally finance our RMBS assets through short- and long-term borrowings structured as repurchase agreements and through short- and long-term advances from the Federal Home Loan Bank of Des Moines, or the FHLB. Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while non-Agency RMBS, with less liquidity and exposure to credit risk, utilize lower levels of leverage. We may also finance our U.S. Treasuries, which we hold from time to time for trading purposes, and our residential mortgage loans held-for-sale and commercial real estate loans held-for-investment. We believe the debt-to-equity ratio funding our Agency RMBS, non-Agency RMBS, residential mortgage loans held-for-sale and commercial real estate loans held-for-investment is the most meaningful leverage measure as U.S. Treasuries are viewed to be highly liquid in nature and collateralized borrowings on residential mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity. As a result, our debt-to-equity ratio is determined by our RMBS portfolio mix as well as many additional factors, including the liquidity of our portfolio, the sustainability and price of our financing, diversification of our counterparties and their available capacity to finance our RMBS assets, and anticipated regulatory developments. Over the past several quarters, we have generally maintained a debt-to-equity ratio range of 3.0 to 5.0 times to finance our RMBS portfolio, residential mortgage loans held-for-sale and commercial real estate loans held-for-investment, on a fully deployed capital basis. Our debt-to-equity ratio is directly correlated to the make-up of our RMBS portfolio; specifically, the higher percentage of Agency RMBS we hold, the higher our debt-to-equity ratio is, and vice versa. We may alter the percentage allocation of our RMBS portfolio between Agency and non-Agency RMBS depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from common stock offerings we conduct. The debt-to-equity ratio range has been driven by our relatively stable asset allocation between Agency and non-Agency RMBS, as disclosed above. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Repurchase Agreements” for further discussion.
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
We have elected to be treated as a REIT for U.S. federal income tax purposes. To qualify as a REIT we are required to meet certain investment and operating tests and annual distribution requirements. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders, do not participate in prohibited transactions and maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated certain of our subsidiaries as taxable REIT subsidiaries, or TRSs, as defined in the Code, to engage in such activities, and we may form additional TRSs in the future. We also operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act. While we do not currently originate or service residential mortgage loans, certain of our subsidiaries have obtained the requisite licenses and approvals to purchase and sell residential mortgage loans and to hold and manage MSR.

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

•
changes in the values of securities we own and the impact of adjustments reflecting those changes on our condensed consolidated statements of comprehensive income and balance sheets, including our stockholders’ equity;

•	our ability to generate cash flow from our target assets;

•	changes in our investment, financing and hedging strategies and the new risks to which those changes may expose us;

•	changes in the competitive landscape within our industry, including changes that may affect our ability to attract and retain personnel;

•	our ability to build and maintain successful relationships with loan originators;

•	our ability to acquire mortgage loans in connection with our mortgage loan conduit program;

•	our ability to securitize the mortgage loans we acquire;

•	our exposure to legal and regulatory claims, including litigation arising from our involvement in securitization transactions and investments in MSR;

•	our ability to acquire MSR and successfully operate our seller-servicer subsidiary and oversee our subservicers;

•	our ability to acquire commercial real estate debt and related assets, and to originate commercial loans, in connection with our commercial real estate initiative;

•	the state of commercial real estate markets, including the demand for commercial loans;

•	our ability to successfully diversify our business into new asset classes, and manage the new risks to which they may expose us;

•	our ability to manage various operational and regulatory risks associated with our business;

•	interruptions in or impairments to our communications and information technology systems;

•	our ability to maintain appropriate internal controls over financial reporting;

•	our ability to establish, adjust and maintain appropriate hedges for the risks in our portfolio;

•	our ability to maintain our REIT qualification for U.S. federal income tax purposes; and

•	limitations imposed on our business due to our REIT status and our status as exempt from registration under the 1940 Act.
This Quarterly Report on Form 10-Q may contain statistics and other data that, in some cases, have been obtained or compiled from information made available by mortgage loan servicers and other third-party service providers.

Factors Affecting our Operating Results
Our net interest income includes income from our RMBS portfolio, including the amortization of purchase premiums and accretion of purchase discounts, and income from our residential mortgage loans and commercial real estate loans. Net interest income, as well as our servicing income, net of subservicing expenses, will fluctuate primarily as a result of changes in market interest rates, our financing costs, and prepayment speeds on our assets. Interest rates, financing costs and prepayment rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results will also be affected by default rates and credit losses with respect to the mortgage loans underlying our non-Agency RMBS and in our mortgage and real estate loan portfolios.

Fair Value Measurement
A significant portion of our assets and liabilities are at fair value and, therefore, our condensed consolidated balance sheets and statements of comprehensive income are significantly affected by fluctuations in market prices. At June 30, 2015, approximately 90.7% of total assets, or $16.7 billion, and approximately 12.0% of total liabilities, or $1.7 billion, consisted of financial instruments recorded at fair value. See Note 15 - Fair Value to the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. Although markets for asset-backed securities, including RMBS, have modestly stabilized since the severe dislocations experienced as a result of the financial crisis, these markets continue to experience volatility and, as a result, our assets and liabilities will be subject to valuation adjustment as well as changes in the inputs we use to measure fair value.
Any temporary change in the fair value of our available-for-sale, or AFS, securities is recorded as a component of accumulated other comprehensive income and does not impact our earnings. Our condensed consolidated balance sheets and statements of comprehensive income are affected, however, by fluctuations in market prices on the remainder of our financial assets and liabilities recorded at fair value. For the three and six months ended June 30, 2015, our unrealized fair value gains on interest rate swap and swaption agreements, which are accounted for as derivative trading instruments under U.S. GAAP, positively affected our financial results. The change in fair value of the interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three and six months ended June 30, 2015. Our financial results for the three and six months ended June 30, 2015 were negatively affected by unrealized fair value losses on certain U.S. Treasuries classified as trading instruments due to their short-term investment objectives and residential mortgage loans held-for-sale, and positively affected by unrealized fair value gains on MSR for the three months ended June 30, 2015. Our financial results for the six months ended June 30, 2015 were negatively affected by unrealized fair value losses on MSR.
For the three and six months ended June 30, 2014, our unrealized fair value losses on interest rate swap and swaption agreements negatively affected our financial results. The change in fair value of the interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three and six months ended June 30, 2014. Our financial results for the three and six months ended June 30, 2014 were positively affected by unrealized fair value gains on certain U.S. Treasuries classified as trading instruments and residential mortgage loans held-for-sale, and negatively affected by unrealized fair value losses on MSR.
In addition, our financial results for the three and six months ended June 30, 2015 and 2014 were affected by the unrealized gains and losses of certain other derivative instruments that were accounted for as trading derivative instruments (i.e., credit default swaps, TBAs, short U.S. Treasuries, put and call options for TBAs and U.S. Treasuries, constant maturity swaps, Markit IOS total return swaps, inverse interest-only securities and forward residential mortgage loan purchase commitments).
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

Market Conditions and Outlook
The key macroeconomic factors that impact our business are home prices and the employment and interest rate environments. Home price metrics remained steady through the second quarter of 2015. While home prices are expected to appreciate over the next several years, the pace of the recovery remains muted. Despite a modest easing in recent months, credit standards remain tight and have had the effect of limiting borrowers’ ability to refinance their mortgages notwithstanding low interest rates and government programs that promote refinancing. Employment market conditions remain solid as jobless claims, unemployment and payroll data are showing positive or stable trends, although underemployment levels remain stubbornly high. Other than LTV ratios and cash reserves, employment is the most powerful determinant of homeowners’ ongoing likelihood to pay their mortgages. Home price performance and employment are particularly important to our non-Agency portfolio.
The interest rate environment was volatile in the second quarter of 2015 as interest rates rose higher in May and June. Overall, interest rates remain at historically low levels despite stable employment statistics and other economic indicators. While the market generally expects a modest increase in rates later in 2015, the low interest rate environment is expected to persist in the near term, as the Federal Reserve has made dovish commentary suggesting it will take a measured approach to its interest rate decisions. Additionally, it appears the Federal Reserve will continue to reinvest its mortgage-backed security principal repayments for the foreseeable future.
The U.S. economy continues to navigate headwinds that include global economic lethargy, geopolitical unrest across various regions worldwide, the ongoing European debt crisis, quantitative easing by the European Central Bank, persistently high underemployment, tepid wage inflation and a fragile housing market.
Regulatory and legislative actions taken in the past few years in an effort to improve economic conditions and increase liquidity in the financial markets, as well as other actions related to the fall-out from the financial and foreclosure crises, continue to impact the market. Regulatory actions that could affect the value and availability of our target assets, either positively or negatively, include: attempts by the U.S. government to further simplify the refinancing process to allow more borrowers to refinance into lower interest rate mortgage loans; the streamlined loan modification initiative for borrowers that are 90+ days delinquent implemented by the government sponsored entities, or GSEs; the real estate owned, or REO, to-rental program supported by the GSEs; the extension of both the Home Affordable Modification Program, or HAMP, and the Home Affordable Refinance Program 2.0, or HARP 2.0, through 2016; the strict “ability-to-repay” and “qualified mortgage” regulations promulgated by the Consumer Financial Protection Bureau, or the CFPB; and the application of the risk retention requirements of Section 15G of the Exchange Act.
There are also a number of impending legislative proposals related to the eventual wind-down or phase out of the GSEs. While it remains uncertain if any proposal will ultimately become legislation, it does not appear that meaningful efforts relative to GSE reform will take place in the near future. We will continue to monitor these and other regulatory and policy activities closely.
In fall of 2014, the FHFA published a proposed rulemaking regarding membership in the Federal Home Loan Bank system. Among other effects, the rulemaking would exclude captive insurers from membership, including our subsidiary member, TH Insurance Holdings Company LLC, or TH Insurance. We have no indication of how the FHFA will proceed with the rulemaking, if at all, but we are currently a member in good standing with the FHLB and believe our mission aligns well with that of the Federal Home Loan Bank system. We continue to closely monitor matters that could impact our FHLB membership.
Also in 2014, the U.S. Department of Treasury, or the Treasury, requested comment on the development of a responsible private label securities market. We believe that private capital, through the private label securities market, is a critical component to the long-term stability of the mortgage market and, accordingly, submitted a comment letter in response to the request. The Treasury echoes our sentiment and views a diverse housing finance system with numerous capital streams as critical to promoting competition, market efficiency, and consumer choice.

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
The following table provides the carrying value of our RMBS portfolio by product type:

(dollars in thousands)	June 30, 2015		December 31, 2014
Agency
Fixed Rate	$9,981,103	76.9%	$11,164,032	76.8%
Hybrid ARMs	119,710	0.9%	128,285	0.9%
Total Agency	10,100,813	77.8%	11,292,317	77.7%
Agency Derivatives	176,903	1.4%	186,404	1.3%
Non-Agency
Senior	1,904,680	14.6%	2,370,435	16.3%
Mezzanine	795,071	6.1%	670,421	4.6%
Interest-only securities	7,094	0.1%	7,929	0.1%
Total Non-Agency	2,706,845	20.8%	3,048,785	21.0%
Total	$12,984,561		$14,527,506

Prepayment speeds and volatility due to interest rates
Our Agency RMBS and MSR portfolios are subject to inherent prepayment risk. Generally, a decline in interest rates that leads to rising prepayment speeds will cause the market value of our interest-only securities and MSR to deteriorate, and our fixed coupon Agency pools to increase. The inverse relationship occurs when interest rates increase and prepayments slow. As previously discussed, while the market generally expects a modest increase in rates later in 2015, the low interest rate environment is expected to persist in the near term. However, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, could cause prepayment speeds to increase on many RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio management approach, including our security selection process, positions us to ideally respond to a variety of market scenarios, including an overall faster prepayment environment.
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

The following tables provide the carrying value of our Agency RMBS portfolio by vintage and prepayment protection:

	As of June 30, 2015
	Agency RMBS AFS		Agency Derivatives	Total Agency RMBS
(dollars in thousands)	Fixed Rate	Hybrid ARMs
Other low loan balances	$3,793,833	$—	$—	$3,793,833	37%
$85K Max Pools	1,748,879	—	—	1,748,879	17%
Home equity conversion mortgages	1,691,235	—	—	1,691,235	16%
2006 and subsequent vintages	945,523	27,120	—	972,643	10%
High LTV (predominantly MHA)	458,475	—	—	458,475	4%
Pre-pay lock-out or penalty-based	464,517	3,554	—	468,071	5%
Seasoned (2005 and prior vintages)	205,389	89,036	125,264	419,689	4%
2006 and subsequent vintages - discount	334,194	—	51,639	385,833	4%
Low FICO	339,058	—	—	339,058	3%
Total	$9,981,103	$119,710	$176,903	$10,277,716	100%

	As of December 31, 2014
	Agency RMBS AFS		Agency Derivatives	Total Agency RMBS
(dollars in thousands)	Fixed Rate	Hybrid ARMs
Other low loan balances	$3,815,603	$—	$—	$3,815,603	33%
$85K Max Pools	2,529,610	—	—	2,529,610	22%
Home equity conversion mortgages	1,740,830	—	—	1,740,830	15%
2006 and subsequent vintages	1,353,827	28,997	—	1,382,824	12%
High LTV (predominantly MHA)	515,428	—	—	515,428	5%
Pre-pay lock-out or penalty-based	492,333	3,670	—	496,003	4%
Seasoned (2005 and prior vintages)	254,921	95,618	130,961	481,500	4%
2006 and subsequent vintages - discount	347,618	—	55,443	403,061	4%
Low FICO	113,862	—	—	113,862	1%
Total	$11,164,032	$128,285	$186,404	$11,478,721	100%

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
The following tables provide discount information on our non-Agency RMBS portfolio:

	As of June 30, 2015
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$2,511,578	$897,459	$258,158	$3,667,195
Unamortized discount
Designated credit reserve	(597,875)	(59,751)	—	(657,626)
Unamortized net discount	(424,032)	(143,840)	(252,152)	(820,024)
Amortized Cost	$1,489,671	$693,868	$6,006	$2,189,545

	As of December 31, 2014
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$3,213,104	$794,798	$283,970	$4,291,872
Unamortized discount
Designated credit reserve	(843,106)	(84,499)	—	(927,605)
Unamortized net discount	(531,531)	(158,465)	(277,372)	(967,368)
Amortized Cost	$1,838,467	$551,834	$6,598	$2,396,899

Credit losses
Although our Agency portfolio is supported by U.S. Government Agency and federally chartered corporation guarantees of payment of principal and interest, we are exposed to credit risk in our non-Agency RMBS and residential mortgage and commercial real estate loans.
The credit support built into non-Agency RMBS deal structures is designed to provide a level of protection from potential credit losses for more senior tranches. We evaluate credit risk on our non-Agency investments through a comprehensive asset selection process, which is predominantly focused on quantifying and pricing credit risk, including extensive initial modeling and scenario analysis. In addition, the discounted purchase prices paid for our non-Agency RMBS provide additional insulation from credit losses in the event we receive less than 100% of par on such assets. At purchase, we estimate the portion of the discount we do not expect to recover and factor that into our expected yield and accretion methodology. We may also record an other-than-temporary impairment, or OTTI, for a portion of our investment in a security to the extent we believe that the amortized cost exceeds the present value of expected future cash flows. We review our non-Agency RMBS on an ongoing basis using quantitative and qualitative analysis of the risk-adjusted returns on such investments and through on-going asset surveillance. Nevertheless, unanticipated credit losses could occur, adversely impacting our operating results.
We evaluate credit risk on our residential mortgage loans through a comprehensive asset selection process, which includes pre-acquisition due diligence and underwriting. We review our residential mortgage loans on an ongoing basis using quantitative and qualitative analysis and through on-going asset surveillance.
We also evaluate credit risk on our commercial real estate loans through a comprehensive asset selection process, which includes valuing the underlying collateral property as well as the financial and operating capability of the borrower, borrowing entity or loan sponsor. We also assess the financial wherewithal of any loan guarantors, the borrower’s competency in managing and operating the properties, and the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. We evaluate each loan for impairment at least quarterly and may record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows, if deemed impaired.
Counterparty exposure and leverage ratio
We monitor counterparty exposure in our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations and we attempt to manage our cash balances across these organizations to reduce our exposure to a single counterparty.
As of June 30, 2015, we had entered into repurchase agreements with 30 counterparties, 23 of which had outstanding balances at June 30, 2015, including one facility that provides short-term financing for our mortgage loan collateral with outstanding balances at June 30, 2015. In addition, we held both short- and long-term secured advances from the FHLB. As of June 30, 2015, we had a total consolidated debt-to-equity ratio of 3.6 times. As of June 30, 2015, we had $0.9 billion in cash and cash equivalents, approximately $215.4 million of unpledged Agency securities and derivatives and $158.6 million of unpledged non-Agency securities and retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP. As a result, we had an overall estimated unused borrowing capacity on our unpledged RMBS and retained interests of approximately $312.1 million. We also had approximately $71.8 million of unpledged prime nonconforming residential mortgage loans, $10.9 million of unpledged CSL, and $50.6 million of unpledged Ginnie Mae buyout residential mortgage loans, and an overall estimated unused borrowing capacity on unpledged residential mortgage loans held-for-sale of approximately $64.6 million. As of June 30, 2015, we did not have any unpledged commercial real estate loans held-for-investment. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than if we carried higher leverage.

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

Summary of Results of Operations and Financial Condition
Our reported earnings for U.S. GAAP purposes, or GAAP net income, was $221.5 million and $316.3 million ($0.60 and $0.86 per weighted share) for the three and six months ended June 30, 2015, as compared to $39.7 million and $10.5 million ($0.11 and $0.03 per weighted share) for the three and six months ended June 30, 2014.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of securities do not impact our GAAP net income (loss) or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” As a result of this fair value accounting through stockholders’ equity, we expect our net income (loss) to have less significant fluctuations and result in less U.S. GAAP to taxable income timing differences, than if the portfolio were accounted for as trading instruments. For the three months ended June 30, 2015 and 2014, net unrealized losses on AFS securities recognized as other comprehensive loss were $218.8 million and net unrealized gains on AFS securities recognized as other comprehensive income were $191.2 million, respectively, which resulted in comprehensive income of $2.7 million for the three months ended June 30, 2015 as compared to $230.8 million for the three months ended June 30, 2014. For the six months ended June 30, 2015 and 2014, net unrealized losses on AFS securities recognized as other comprehensive loss were $224.8 million and net unrealized gains on AFS securities recognized as other comprehensive income were $372.9 million, respectively, which resulted in comprehensive income of $91.5 million for the six months ended June 30, 2015 as compared to $383.4 million for the six months ended June 30, 2014.
On June 17, 2015, we declared a cash dividend of $0.26 per share. Our book value per common share for U.S. GAAP purposes was $10.81 at June 30, 2015, a decrease from $11.08 book value per common share at December 31, 2014. During this six month period, we recognized a decrease in accumulated other comprehensive income due to net unrealized losses on AFS securities of $224.8 million and declared cash dividends of $190.9 million, driving the overall decrease in book value.

The following tables present the components of our comprehensive income for the three and six months ended June 30, 2015 and 2014:

(in thousands, except share data)	Three Months Ended		Six Months Ended
Income Statement Data:	June 30,		June 30,
	2015	2014	2015	2014
Interest income:	(unaudited)		(unaudited)
Available-for-sale securities	$118,129	$127,605	$253,654	$251,518
Trading securities	3,981	1,940	8,676	3,866
Residential mortgage loans held-for-sale	7,518	2,699	11,789	7,285
Residential mortgage loans held-for-investment in securitization trusts	21,830	7,761	40,067	15,654
Commercial real estate loans held-for-investment	850	—	894	—
Cash and cash equivalents	221	144	418	361
Total interest income	152,529	140,149	315,498	278,684
Interest expense:
Repurchase agreements	19,398	18,603	39,963	39,175
Collateralized borrowings in securitization trusts	13,131	5,592	23,839	10,945
Federal Home Loan Bank advances	2,500	755	4,730	908
Total interest expense	35,029	24,950	68,532	51,028
Net interest income	117,500	115,199	246,966	227,656
Other-than-temporary impairment losses	(170)	—	(297)	(212)
Other income:
Gain (loss) on investment securities	69,932	37,688	199,389	(967)
Gain (loss) on interest rate swap and swaption agreements	44,952	(116,019)	(81,491)	(221,547)
Loss on other derivative instruments	(5,484)	(24,202)	(2,517)	(18,401)
(Loss) gain on residential mortgage loans held-for-sale	(6,832)	11,801	2,260	8,620
Servicing income	30,516	33,868	62,603	64,309
Gain (loss) on servicing asset	17,635	(29,571)	(34,768)	(62,331)
Other (loss) income	(16,609)	21,003	(18,466)	21,463
Total other income (loss)	134,110	(65,432)	127,010	(208,854)
Expenses:
Management fees	12,686	12,190	25,407	24,301
Securitization deal costs	2,484	—	5,095	—
Servicing expenses	5,899	6,857	12,615	12,082
Other operating expenses	15,827	14,323	31,882	28,857
Total expenses	36,896	33,370	74,999	65,240
Income (loss) before income taxes	214,544	16,397	298,680	(46,650)
Benefit from for income taxes	(6,957)	(23,260)	(17,614)	(57,162)
Net income	$221,501	$39,657	$316,294	$10,512
Basic and diluted earnings per weighted average common share	$0.60	$0.11	$0.86	$0.03
Dividends declared per common share	$0.26	$0.26	$0.52	$0.52
Basic and diluted weighted average number of shares of common stock	367,074,131	366,078,124	366,792,459	365,846,295

(in thousands)	Three Months Ended		Six Months Ended
Income Statement Data:	June 30,		June 30,
	2015	2014	2015	2014
Comprehensive income:	(unaudited)		(unaudited)
Net income	$221,501	$39,657	$316,294	$10,512
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net	(218,826)	191,160	(224,757)	372,895
Other comprehensive (loss) income	(218,826)	191,160	(224,757)	372,895
Comprehensive income	$2,675	$230,817	$91,537	$383,407

(in thousands)	June 30, 2015	December 31, 2014
Balance Sheet Data:
	(unaudited)
Available-for-sale securities	$12,807,658	$14,341,102
Total assets	$18,447,721	$21,084,309
Repurchase agreements	$9,422,803	$12,932,463
Federal Home Loan Bank advances	$3,000,000	$2,500,000
Total stockholders’ equity	$3,971,569	$4,068,042

Results of Operations
The following analysis focuses on the results generated during the three and six months ended June 30, 2015 and 2014.
Interest Income and Average Portfolio Yield
The following tables present the components of interest income and average annualized net asset yield earned by investment type on our AFS securities, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts, commercial real estate loans held-for-investment and Agency Derivatives for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(dollars in thousands)	Average Balance (1)	Interest Income	Net Asset Yield	Average Balance (1)	Interest Income	Net Asset Yield
Available-for-sale securities	$12,435,182	$118,129	3.8%	$12,926,307	$253,654	3.9%
Trading securities	1,996,767	3,981	0.8%	1,831,154	8,676	0.9%
Residential mortgage loans held-for-sale	839,611	7,518	3.6%	634,310	11,789	3.7%
Residential mortgage loans held-for-investment in securitization trusts	2,254,686	21,830	3.9%	2,065,134	40,067	3.9%
Commercial real estate loans held-for-investment	45,583	850	7.5%	24,427	894	7.3%
	17,571,829	152,308	3.5%	17,481,332	315,080	3.6%
Agency derivatives (2)	160,981	6,903	17.2%	162,943	15,088	18.5%
Total	$17,732,810	$159,211	3.6%	$17,644,275	$330,168	3.7%

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(dollars in thousands)	Average Balance (1)	Interest Income	Net Asset Yield	Average Balance (1)	Interest Income	Net Asset Yield
Available-for-sale securities	$12,160,180	$127,605	4.2%	$12,001,266	$251,518	4.2%
Trading securities	996,667	1,940	0.8%	998,124	3,867	0.8%
Residential mortgage loans held-for-sale	253,944	2,699	4.3%	362,904	7,285	4.0%
Residential mortgage loans held-for-investment in securitization trusts	794,771	7,761	3.9%	801,418	15,654	3.9%
Commercial real estate loans held-for-investment	—	—	—%	—	—	—%
	14,205,562	140,005	3.9%	14,163,712	278,324	3.9%
Agency derivatives (2)	203,831	7,928	15.6%	208,740	14,934	14.3%
Total	$14,409,393	$147,933	4.1%	$14,372,452	$293,258	4.1%
____________________

(1)
Average balance represents average amortized cost on AFS, trading securities and Agency Derivatives and average unpaid principal balance, adjusted for purchase price changes, on residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts and commercial real estate loans held-for-investment.

(2)	Interest income on Agency Derivatives is included in loss on other derivative instruments on the condensed consolidated statements of comprehensive income.

Total interest income, including interest income on Agency Derivatives, has increased from $147.9 million and $293.3 million for the three and six months ended June 30, 2014 to $159.2 million and $330.2 million for the same periods in 2015, due primarily to purchases of residential mortgage loans held-for-sale and the completion of multiple securitization transactions in the latter half of 2014 and the first half of 2015, offset by decreases in yields on Agency and non-Agency RMBS.
The decrease in net yields on AFS securities for the three and six months ended June 30, 2015, as compared to the same periods in 2014, was predominantly driven by sales of non-Agency RMBS previously purchased at higher yields that we believe had reached maximum value, which were replaced with bonds at lower yields as well as faster prepayments on Agency RMBS. The yields on trading securities for the three months ended June 30, 2015 were consistent with those for the same period in 2014. The increase in yields on trading securities for the six months ended June 30, 2015, as compared to the same period in 2014, was the result of increases in Treasury rates. The decrease in yields on residential mortgage loans held-for-sale for the three and six months ended June 30, 2015 as compared to the same period in 2014, was the result of a decline in market interest rates as well as the sale of substantially all of our CSL portfolio during the first quarter of 2014. The yields on residential mortgage loans held-for-investment in securitization trusts for the three and six months ended June 30, 2015 were consistent with those for the same periods in 2014. The increase in net yields on Agency Derivatives for the three and six months ended June 30, 2015, as compared to the same periods in 2014, was predominantly driven by slower expectation of prepayments on these interest-only securities. The yield on commercial real estate loans held-for-investment for the three and six months ended June 30, 2015 represents interest income on one commercial real estate loan settled during the first quarter of 2015, which, as a result, is not indicative of future yields.
The following tables present the components of the net yield earned by investment type on our RMBS AFS portfolio as a percentage of our average amortized cost of securities for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.5%	3.3%	4.3%	4.5%	3.2%	4.3%
Net (premium amortization) discount accretion	(1.6)%	4.6%	(0.5)%	(1.4)%	4.7%	(0.4)%
Net yield (2)	2.9%	7.9%	3.8%	3.1%	7.9%	3.9%

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.5%	3.1%	4.3%	4.5%	3.1%	4.2%
Net (premium amortization) discount accretion	(1.4)%	5.6%	(0.1)%	(1.4)%	5.7%	—%
Net yield (2)	3.1%	8.7%	4.2%	3.1%	8.8%	4.2%
____________________

(1)
Excludes Agency Derivatives. For the three and six months ended June 30, 2015, average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.1% and 3.3%, respectively, compared to 3.4% for both of the same periods in 2014.

(2)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following tables provide the components of interest income and net asset yield by investment type on our RMBS AFS portfolio:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(dollars in thousands)	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Average amortized cost	$10,242,687	$2,192,495	$12,435,182	$10,676,950	$2,249,356	$12,926,306
Coupon interest	115,257	17,829	133,086	240,982	35,541	276,523
Net (premium amortization) discount accretion	(40,251)	25,294	(14,957)	(75,628)	52,759	(22,869)
Interest income	$75,006	$43,123	$118,129	$165,354	$88,300	$253,654
Net asset yield	2.9%	7.9%	3.8%	3.1%	7.9%	3.9%

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(dollars in thousands)	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Average amortized cost	$9,848,383	$2,311,797	$12,160,180	$9,763,230	$2,238,036	$12,001,266
Coupon interest	111,662	17,808	129,470	218,524	34,833	253,357
Net (premium amortization) discount accretion	(34,118)	32,253	(1,865)	(65,923)	64,084	(1,839)
Interest income	$77,544	$50,061	$127,605	$152,601	$98,917	$251,518
Net asset yield	3.1%	8.7%	4.2%	3.1%	8.8%	4.2%
____________________

(1)
Excludes Agency Derivatives. For the three and six months ended June 30, 2015, average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.1% and 3.3%, respectively, compared to 3.4% for both of the same periods in 2014.

The decrease in net yields on Agency RMBS AFS for the three months ended June 30, 2015, as compared to the same period in 2014, was predominantly driven by faster prepayments. The yields on Agency RMBS AFS for the six months ended June 30, 2015 were consistent with those for the same period in 2014. The decrease in net yields on non-Agency RMBS for the three and six months ended June 30, 2015, as compared to the same periods in 2014, was due to the sale of bonds previously purchased at higher yields that we believe had reached maximum value, which were replaced with bonds at lower yields.

Interest Expense and the Cost of Funds
The following tables present the components of interest expense and average annualized cost of funds on borrowings incurred by investment type on our AFS securities, Agency Derivatives, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts and commercial real estate loans held-for-investment for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(dollars in thousands)	Average Balance (1)	Interest Expense	Cost of Funds (2)	Average Balance (1)	Interest Expense	Cost of Funds (2)
Available-for-sale securities
Agency (3)	$9,819,649	$10,502	0.4%	$10,227,512	$21,345	0.4%
Non-Agency	1,850,870	8,759	1.9%	1,894,072	17,680	1.9%
	11,670,519	19,261	0.7%	12,121,584	39,025	0.6%
Agency derivatives	133,923	346	1.0%	134,563	683	1.0%
Trading securities	1,672,198	881	0.2%	1,835,364	1,727	0.2%
Residential mortgage loans held-for-sale	440,797	457	0.4%	424,593	900	0.4%
Residential mortgage loans held-for-investment in securitization trusts (4)	2,072,674	14,025	2.7%	1,887,402	26,138	2.8%
Commercial real estate loans held-for-investment	12,610	59	1.9%	6,340	59	1.9%
Total	$16,002,721	$35,029	0.9%	$16,409,846	$68,532	0.8%

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(dollars in thousands)	Average Balance (1)	Interest Expense	Cost of Funds (2)	Average Balance (1)	Interest Expense	Cost of Funds (2)
Available-for-sale securities
Agency (3)	$9,301,465	$9,383	0.4%	$9,177,489	$19,179	0.4%
Non-Agency	1,965,593	8,711	1.8%	1,910,300	17,707	1.9%
	11,267,058	18,094	0.6%	11,087,789	36,886	0.7%
Agency derivatives	155,961	403	1.0%	159,125	826	1.0%
Trading securities	943,626	228	0.1%	972,443	388	0.1%
Residential mortgage loans held-for-sale	104,330	633	2.4%	143,762	1,983	2.8%
Residential mortgage loans held-for-investment in securitization trusts (4)	630,917	5,592	3.5%	659,296	10,945	3.3%
Commercial real estate loans held-for-investment	—	—	—%	—	—	—%
Total	$13,101,892	$24,950	0.8%	$13,022,415	$51,028	0.8%
____________________

(1)
Average balance represents average total repurchase agreements and FHLB advances on AFS securities, Agency Derivatives, trading securities, residential mortgage loans held-for-sale and commercial real estate loans held-for-investment, and average collateralized borrowings for residential mortgage loans held-for-investment in securitization trusts.

(2)
Cost of funds by investment type is based on the underlying investment type of the asset assigned as collateral. Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in gain (loss) on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive income. For the three and six months ended June 30, 2015, our total average cost of funds on the assets assigned as collateral for repurchase agreements, FHLB advances and collateralized borrowings shown in the table above, including interest spread expense associated with interest rate swaps, was 1.7% and 1.6%, respectively, compared to 1.4% and 1.3% for the same periods in 2014.

(3)
Excludes Agency Derivatives. For the three and six months ended June 30, 2015, our average cost of funds on total Agency RMBS, including Agency Derivatives, was 0.4%, compared to 0.4% for both of the same periods in 2014.

(4)	Includes repurchase agreements and FHLB advances collateralized by retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

Total interest expense has increased from $24.9 million and $51.0 million for the three and six months ended June 30, 2014 to $35.0 million and $68.5 million for the same periods in 2015, due primarily to increased interest expense on collateralized borrowings due to the completion of multiple securitization transactions in the latter half of 2014 and the first half of 2015.
The cost of funds associated with the financing of Agency RMBS AFS and Agency Derivatives for the three and six months ended June 30, 2015 and non-Agency RMBS for the six months ended June 30, 2015 were consistent with those for the same periods in 2014. However, the increase in cost of funds associated with the financing of non-Agency RMBS for the three months ended June 30, 2015, as compared to the same period in 2014, was the result of increases in the repurchase agreement borrowing rates offered by counterparties, which are generally based on a specified margin over one-month LIBOR. The increase in cost of funds associated with the financing of trading securities for the three and six months ended June 30, 2015, as compared to the same periods in 2014, was due to an increase in U.S. Treasury borrowing rates. The decrease in cost of funds associated with the financing of residential mortgage loans held-for-sale for the three and six months ended June 30, 2015, as compared to the same periods in 2014, was the result of a decrease in the outstanding balance under repurchase agreements and increase in the outstanding balance under FHLB advances, which provide lower financing rates. The decrease in cost of funds associated with the financing of residential mortgage loans held-for-investment in securitization trusts for the three and six months ended June 30, 2015, as compared to the same periods in 2014, was primarily the result of an increase in the outstanding balance of FHLB advances collateralized by retained interests from our on-balance sheet securitizations. The cost of funds associated with the financing of commercial real estate loans held-for-investment for the three and six months ended June 30, 2015 represents repurchase agreement financing on one commercial real estate loan started in May 2015, which, as a result, is not indicative of future cost of funds.
Net Interest Income
The following tables present the components of net interest income and average annualized net interest rate spread earned by investment type on our AFS securities, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts, commercial real estate loans held-for-investment and Agency Derivatives for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(dollars in thousands)	Net Interest Income	Net Interest Rate Spread (1)	Net Interest Income	Net Interest Rate Spread (1)
Available-for-sale securities
Agency (2)	$64,504	2.5%	$144,009	2.7%
Non-Agency	34,364	6.0%	70,620	6.0%
	98,868	3.1%	214,629	3.3%
Trading securities	3,100	0.6%	6,949	0.7%
Residential mortgage loans held-for-sale	7,061	3.2%	10,889	3.3%
Residential mortgage loans held-for-investment in securitization trusts (3)	7,805	1.2%	13,929	1.1%
Commercial real estate loans held-for-investment	791	5.6%	835	12.8%
	117,625	2.6%	247,231	2.8%
Agency derivatives (4)	6,557	16.2%	14,405	17.5%
Total	$124,182	2.7%	$261,636	2.9%

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
(dollars in thousands)	Net Interest Income	Net Interest Rate Spread (1)	Net Interest Income	Net Interest Rate Spread (1)
Available-for-sale securities
Agency (2)	$68,161	2.7%	$133,422	2.7%
Non-Agency	41,350	6.9%	81,210	6.9%
	109,511	3.6%	214,632	3.5%
Trading securities	1,712	0.7%	3,479	0.7%
Residential mortgage loans held-for-sale	2,066	1.9%	5,302	1.2%
Residential mortgage loans held-for-investment in securitization trusts (3)	2,169	0.4%	4,709	0.6%
Commercial real estate loans held-for-investment	—	—%	—	—%
	115,458	3.1%	228,122	3.1%
Agency derivatives (4)	7,525	14.6%	14,108	13.3%
Total	$122,983	3.3%	$242,230	3.3%
____________________

(1)
Net interest rate spread does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in gain (loss) on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive income. For the three and six months ended June 30, 2015, our total average net interest rate spread on the assets shown in the table above, including interest spread expense associated with interest rate swaps, was 1.9% and 2.1%, respectively, compared to 2.7% and 2.8% for the same periods in 2014.

(2)
Excludes Agency Derivatives. For the three and six months ended June 30, 2015, our average annualized net interest rate spread on total Agency RMBS, including Agency Derivatives, was 2.7% and 2.9%, respectively, compared to 3.0% for both of the same periods in 2014.

(3)
Net of interest expense on repurchase agreements and FHLB advances collateralized by retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

(4)
Interest income on Agency Derivatives is included in loss on other derivative instruments on the condensed consolidated statements of comprehensive income, while interest expense on Agency Derivatives is included in interest expense on repurchase agreements on the condensed consolidated statements of comprehensive income.

The decrease in net interest rate spread on Agency RMBS AFS for the three months ended June 30, 2015, as compared to the same period in 2014, was predominantly driven by faster prepayments. The net interest rate spread on Agency RMBS AFS for the six months ended June 30, 2015 was consistent with the spread for the same period in 2014. The decrease in net interest rate spread on non-Agency RMBS was due to the sale of bonds previously purchased at higher yields that we believe had reached maximum value, which were replaced with bonds at lower yields.
The decrease in net interest rate spread on trading securities for the three months ended June 30, 2015, as compared to the same period in 2014, was due to a slight increase in borrowing rates on U.S. Treasuries. The net interest rate spread on trading securities for the six months ended June 30, 2015 was consistent with the spread for the same period in 2014. The increase in net interest spread on our residential mortgage loans held-for-sale for the three and six months ended June 30, 2015, as compared to the same periods in 2014, was generally driven by lower financing rates, as discussed above. The increase in net interest spread on our residential mortgage loans held-for-investment in securitization trusts for the three and six months ended June 30, 2015, as compared to the same periods in 2014, was generally the result of the securitization transactions completed in the latter half of 2014 and the first half of 2015. The increase in net interest spread on Agency Derivatives for the three and six months ended June 30, 2015, as compared to the same periods in 2014, was predominantly driven by slower expectation of prepayments on these interest-only securities.
The net interest rate spread on commercial real estate loans held-for-investment for the three and six months ended June 30, 2015 represents interest income on one commercial real estate loan settled during the first quarter of 2015, net of interest expense on one repurchase agreement started in May 2015, which, as a result, is not indicative of future spreads.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three and six months ended June 30, 2015, we recognized $0.2 million and $0.3 million of OTTI losses. For the three months ended June 30, 2014, we did not recognize any OTTI losses, but for the six months ended June 30, 2014, we recognized $0.2 million in OTTI losses. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements.
Gain (Loss) on Investment Securities
During the three and six months ended June 30, 2015, we sold AFS securities for $1.7 billion and $2.6 billion with an amortized cost of $1.6 billion and $2.4 billion, for net realized gains of $75.9 million and $193.3 million, respectively. We also sold U.S. Treasuries for $2.0 billion with an amortized cost of $2.0 billion, resulting in realized gains of $7.4 million for both the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, we sold AFS securities for $459.4 million and $1.3 billion with an amortized cost of $423.4 million and $1.3 billion, for net realized gains of $36.0 million and losses of $2.8 million, respectively. We also sold U.S. Treasuries for $44.8 million and $143.4 million with an amortized cost of $44.8 million and $143.0 million, resulting in realized losses of $7,031 and gains of $0.4 million, respectively, for the three and six months ended June 30, 2014. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that our management believes have higher risk-adjusted returns.
For the three and six months ended June 30, 2015, trading securities experienced a change in unrealized losses of $13.4 million and $1.4 million, respectively, compared to a change in unrealized gains of $1.7 million and $1.5 million for the same periods in 2014. The decrease in change in unrealized gains for the three and six months ended June 30, 2015, as compared to the same periods in 2014, was driven by the sale of our U.S. Treasuries and corresponding recognition of realized gains during the three and six months ended June 30, 2015.
Gain (Loss) on Interest Rate Swap and Swaption Agreements
For the three and six months ended June 30, 2015, we recognized $26.1 million and $53.7 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $16.7 billion and $17.5 billion notional for the three and six months ended June 30, 2015, respectively, to economically hedge/mitigate interest rate exposure (or duration) risk associated with our investment portfolio and our short-term repurchase agreements and FHLB advances, and receiving either LIBOR interest or a fixed interest rate. For the three and six months ended June 30, 2014, we recognized $18.9 million and $32.7 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $23.5 billion and $21.3 billion notional for the three and six months ended June 30, 2014, respectively, to economically hedge/mitigate interest rate exposure (or duration) risk associated with our investment portfolio and our short-term repurchase agreements and FHLB advances, and receiving either LIBOR interest or a fixed interest rate.
During the three and six months ended June 30, 2015, we terminated, had agreements mature or had options expire on 29 and 44 interest rate swap and swaption positions of $20.2 billion and $29.5 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $23.0 million and $27.6 million in full settlement of our net interest spread liability and recognized $74.9 million and $63.1 million in realized losses on the swaps and swaptions for the three and six months ended June 30, 2015, respectively, including early termination penalties. During the three and six months ended June 30, 2014, we terminated, had agreements mature or had options expire on 10 and 17 interest rate swap and swaption positions of $8.8 billion and $11.8 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $3.0 million and $3.8 million in full settlement of our net interest spread liability and recognized $5.2 million and $6.4 million in realized losses on the swaps and swaptions for the three and six months ended June 30, 2014, respectively, including early termination penalties. We elected to terminate certain swaps and swaptions during these periods to align with our investment portfolio.
Also included in our financial results for the three and six months ended June 30, 2015, was the recognition of a change in unrealized valuation gains of $146.0 million and $35.3 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. For the three and six months ended June 30, 2014, we recognized changes in unrealized valuation losses of $92.0 million and $182.4 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. The change in fair value of interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the six months ended June 30, 2015. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded directly to stockholders’ equity through other comprehensive (loss) income.

The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Net interest spread	$(26,147)	$(18,891)	$(53,673)	$(32,727)
Early termination, agreement maturation and option expiration gains (losses)	(74,851)	(5,161)	(63,076)	(6,401)
Change in unrealized loss on interest rate swap and swaption agreements, at fair value	145,950	(91,967)	35,258	(182,419)
Loss on interest rate swap and swaption agreements	$44,952	$(116,019)	$(81,491)	$(221,547)

Loss on Other Derivative Instruments
Included in our financial results for the three and six months ended June 30, 2015, was the recognition of $5.5 million and $2.5 million of losses, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs, short U.S. Treasuries, put and call options for TBAs and U.S. Treasuries, constant maturity swaps, Markit IOS total return swaps and inverse interest-only securities. Included within the results for the three and six months ended June 30, 2015, was the recognition of $6.9 million and $15.1 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $161.0 million and $162.9 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. As these derivative instruments are considered trading instruments, our financial results include both realized and unrealized gains (losses) associated with these instruments.
Included in our financial results for the three and six months ended June 30, 2014, was the recognition of $24.2 million and $18.4 million of losses, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs, short U.S. Treasuries, put and call options for TBAs, constant maturity swaps, Markit IOS total return swaps and inverse interest-only securities. Included within the results for the three and six months ended June 30, 2014, was the recognition of $7.9 million and $14.9 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $203.8 million and $208.7 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. Since our derivative instruments are generally used for purposes of hedging our interest rate and credit risk exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our RMBS AFS and residential mortgage loan portfolios.
(Loss) Gain on Residential Mortgage Loans Held-for-Sale
For the three and six months ended June 30, 2015, we recorded losses of $6.8 million and gains of $2.3 million, respectively, on residential mortgage loans held-for-sale. Included within these results was the recognition of losses of $1.7 million and gains of $6.4 million, respectively, on residential mortgage loans held-for-sale and losses of $5.1 million and $4.2 million on commitments to purchase residential mortgage loans held-for-sale for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2014, we recorded gains of $11.8 million and $8.6 million, respectively, on residential mortgage loans held-for-sale. Included within these results was the recognition of gains of $7.6 million and $4.9 million, respectively, on residential mortgage loans held-for-sale and gains of $4.2 million and $3.7 million on commitments to purchase residential mortgage loans held-for-sale for the three and six months ended June 30, 2014, respectively. The increase in losses (decrease in gains) on residential mortgage loans held-for-sale during the three and six months ended June 30, 2015, as compared to the same periods in 2014, were due in part to rising interest rates during the three and six months ended June 30, 2015 as compared to falling interest rates during the three and six months ended June 30, 2014.
Servicing Income
For the three and six months ended June 30, 2015, we recognized total servicing income of $30.5 million and $62.6 million, respectively. These amounts include servicing fee income of $29.6 million and $60.8 million, ancillary fee income of $0.6 million and $1.1 million, and float income of $0.4 million and $0.7 million, respectively. For the three and six months ended June 30, 2014, we recognized total servicing income of $33.9 million and $64.3 million, respectively. These amounts include servicing fee income of $33.1 million and $62.9 million, ancillary fee income of $0.6 million and $1.0 million, and float income of $0.2 million and $0.3 million, respectively. The decrease in servicing income for the three and six months ended June 30, 2015, as compared to the same periods in 2014, was the result of a decline in the size of our MSR portfolio due to prepayments.

Gain (Loss) on Servicing Asset
For the three and six months ended June 30, 2015, gain on servicing asset of $17.6 million and loss on servicing asset of $34.8 million, respectively, includes a decrease in fair value of MSR due to realization of cash flows (runoff) of $7.8 million and $17.1 million, respectively, and an increase in fair value of MSR due to changes in valuation inputs or assumptions of $25.4 million and a decrease in fair value of MSR due to changes in valuation inputs or assumptions of $17.6 million, respectively. For the three and six months ended June 30, 2014, loss on servicing asset of $29.6 million and $62.3 million, respectively, includes a decrease in fair value of MSR due to realization of cash flows (runoff) of $13.9 million and $26.4 million and a decrease in fair value of MSR due to changes in valuation inputs or assumptions of $15.7 million and $35.9 million, respectively. The increase in gain (decrease in loss) on servicing asset for the three and six months ended June 30, 2015, as compared to the same periods in 2014, was the result of decreased prepayment speeds and a slight decrease in the discount rate.
Other (Loss) Income
For the three and six months ended June 30, 2015, we recorded other loss of $16.6 million and $18.5 million, which includes $49.1 million in losses on residential mortgage loans held-for-investment in securitization trusts for both respective periods and $31.5 million and $28.6 million in gain, respectively, on collateralized borrowings in securitization trusts. Also included in other (loss) income for the three and six months ended June 30, 2015 was other mortgage loan revenue of $0.1 million and $0.3 million, respectively, and dividend income on our FHLB stock of $0.9 million and $1.7 million for the three and six months ended June 30, 2015.
For the three and six months ended June 30, 2014, we recorded other income of $21.0 million and $21.5 million, which includes $36.6 million and $38.6 million in gains, respectively, on residential mortgage loans held-for-investment in securitization trusts and $15.8 million and $17.5 million in losses, respectively, on collateralized borrowings in securitization trusts. Also included in other (loss) income for the three and six months ended June 30, 2014 was other mortgage loan revenue of $0.1 million and $0.3 million, respectively, and dividend income on our FHLB stock of $0.1 million for both the three and six months ended June 30, 2014. The decrease in other (loss) income for the three and six months ended June 30, 2015, as compared to the same periods in 2014, was due in part to rising interest rates during the three and six months ended June 30, 2015 as compared to falling interest rates during the three and six months ended June 30, 2014.
Management Fees
We incurred management fees of $12.7 million and $25.4 million for the three and six months ended June 30, 2015 and $12.2 million and $24.3 million for the three and six months ended June 30, 2014, respectively, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement. See further discussion of the management fee calculation in Note 23 - Related Party Transactions of the notes to the condensed consolidated financial statements.
Securitization Deal Costs
For the three and six months ended June 30, 2015, we recognized $2.5 million and $5.1 million in upfront costs related to the sponsoring of securitization trusts. Because we did not participate in any securitization deals during the six months ended June 30, 2014, we did not incur any securitization deal costs. These costs are included when evaluating the economics of a securitization; however, the election of the fair value option for the assets and liabilities held in the securitization trusts requires the expense to be recognized upfront on the condensed consolidated statements of comprehensive income. Changes in securitization deal costs are directly related to the number and size of securitization trusts sponsored by either third parties or our subsidiaries during the respective periods.
Servicing Expenses
For the three and six months ended June 30, 2015, we recognized $5.9 million and $12.6 million, respectively, in servicing expenses generally related to the subservicing of residential mortgage loans held-for-sale and MSR, compared to $6.9 million and $12.1 million in servicing expenses recognized during the three and six months ended June 30, 2014, respectively. Included in servicing expenses for the three and six months ended June 30, 2015 was a decrease in the MSR representation and warranty reserve of $0.9 million and $0.8 million, compared to $0.6 million in reserve expense for both the three and six months ended June 30, 2014. The decrease in servicing expenses during the three months ended June 30, 2015, as compared to the same period in 2014, was the result of a reduction in the MSR representation and warranty reserve. The slight increase in servicing expenses during the six months ended June 30, 2015, as compared to the same period in 2014, was due to the timing of certain servicing costs passed on to us by our subservicers.
Other Operating Expenses
For the three and six months ended June 30, 2015, we recognized $15.8 million and $31.9 million, of other operating expenses, which represents an annualized expense ratio of 1.6% of average equity for both periods, compared to $14.3 million and $28.9 million of expenses, which represents an annualized expense ratio of 1.5% of average equity, for both of the same periods in 2014. The increase of our operating expense ratio resulted primarily from an increase in expenses related to the personnel and infrastructure to support our residential mortgage loan, MSR and commercial real estate activities.

Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three and six months ended June 30, 2015, these direct and allocated costs totaled approximately $5.4 million and $10.1 million, respectively, compared to $3.9 million and $7.2 million for the same periods in 2014. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer and general counsel of $0.2 million and $1.3 million for the three and six months ended June 30, 2015 and $0.2 million and $1.3 million for the three and six months ended June 30, 2014, respectively. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement. Equity based compensation expense for the three and six months ended June 30, 2015 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Company’s Second Restated 2009 Equity Incentive Plan, or the Plan (see discussion in Note 20 - Equity Incentive Plan), including our chief executive officer, chief investment officer, principal financial officer and general counsel of $1.1 million and $2.6 million, compared to $1.9 million and $3.8 million for the three and six months ended June 30, 2014, respectively.
We have established an accounts payable function and direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services and proprietary technology, but most of our expenses with third-party vendors are paid directly by us.
Income Taxes
During the three and six months ended June 30, 2015, our TRSs recognized a benefit from income taxes of $7.0 million and $17.6 million, compared to $23.3 million and $57.2 million during the three and six months ended June 30, 2014, respectively, which for each period was primarily due to losses incurred on derivative instruments held in our TRSs. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.

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
The table below summarizes certain characteristics of our Agency RMBS AFS securities at June 30, 2015:

	June 30, 2015
(dollars in thousands, except purchase price)	Principal/Current Face	Net (Discount) Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$9,051,042	$577,131	$9,628,173	$165,513	$(63,794)	$9,729,892	4.32%	$108.01
Hybrid/ARM	111,399	5,009	116,408	3,638	(336)	119,710	3.51%	$106.05
Total P&I Securities	9,162,441	582,140	9,744,581	169,151	(64,130)	9,849,602	4.31%	$107.98
Interest-only securities
Fixed	326,102	(290,672)	35,430	7,018	(265)	42,183	4.32%	$15.23
Fixed Other (1)	2,734,036	(2,526,966)	207,070	13,353	(11,395)	209,028	1.64%	$9.25
Total	$12,222,579	$(2,235,498)	$9,987,081	$189,522	$(75,790)	$10,100,813
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

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of June 30, 2015, on an annualized basis, was 8.9%.

The following table summarizes the number of months until the next re-set for our floating or adjustable rate Agency RMBS AFS mortgage portfolio at June 30, 2015:

(in thousands)	June 30, 2015
0-12 months	$118,366
13-36 months	1,344
Total	$119,710

Non-Agency RMBS
Our non-Agency RMBS portfolio is comprised of senior and mezzanine tranches of mortgage-backed securities, and excludes the retained interests from our on-balance sheet securitizations, as they are eliminated in consolidation in accordance with U.S. GAAP. The following table provides investment information on our non-Agency RMBS as of June 30, 2015:

	As of June 30, 2015
(in thousands)	Principal/current face	Accretable purchase discount	Credit reserve purchase discount	Amortized cost	Unrealized gain	Unrealized loss	Carrying value
Principal and interest securities:
Senior	$2,511,578	$(424,032)	$(597,875)	$1,489,671	$415,729	$(720)	$1,904,680
Mezzanine	897,459	(143,840)	(59,751)	693,868	105,474	(4,271)	795,071
Total P&I Securities	3,409,037	(567,872)	(657,626)	2,183,539	521,203	(4,991)	2,699,751
Interest-only securities	258,158	(252,152)	—	6,006	1,088	—	7,094
Total	$3,667,195	$(820,024)	$(657,626)	$2,189,545	$522,291	$(4,991)	$2,706,845

The majority of our non-Agency RMBS were rated at June 30, 2015. Note that credit ratings are based on the par value of the non-Agency RMBS, whereas the distressed non-Agency RMBS assets in our portfolio were acquired at a heavily discounted price. The following table summarizes the credit ratings of our non-Agency RMBS portfolio, based on the Bloomberg Index Rating, a composite of each of the four major credit rating agencies (i.e., DBRS Ltd., Moody’s Investors Services, Inc., Standard & Poor’s Corporation and Fitch, Inc.), as of June 30, 2015:

June 30, 2015
AAA	6.6%
AA	—%
A	1.0%
BBB	0.3%
BB	0.8%
B	5.1%
Below B	68.5%
Not rated	17.7%
Total	100.0%

The size of our non-Agency RMBS portfolio has decreased slightly since June 30, 2014. Our allocation of non-Agency RMBS to prime securities has increased from 10.9% at June 30, 2014 to 11.6% at June 30, 2015. Conversely, our allocation of non-Agency RMBS to subprime securities has decreased from 78.3% at June 30, 2014 to 65.2% at June 30, 2015. As a result, our designated credit reserve as a percentage of total discount and total face value has also decreased (as disclosed in Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements). When focused on principal and interest securities, from June 30, 2014 to June 30, 2015, our designated credit reserve as a percentage of total discount decreased from 60.6% to 53.7% and our designated credit reserve as a percentage of total face value decreased from 25.4% to 17.9%. As our allocation of non-Agency RMBS to subprime securities has decreased over the period from June 30, 2014 to June 30, 2015, we believe these comparable portfolio metrics are reflective of our investment profile, regardless of portfolio size.
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
Within our non-Agency RMBS portfolio, we have historically had a substantial emphasis on “legacy” bonds, which include bonds issued prior to 2009, many subprime. We believe these deeply discounted bonds can add relative value as the economy and housing markets continue to improve. There remains upside optionality to lower delinquencies, higher recoveries and faster prepays. Throughout the past year, however, we have sold a number of these bonds that we believe had reached maximum value, many of which were replaced with “new issue” non-Agency RMBS. We believe these “new issue” bonds, which include some GSE credit risk transfer bonds, have enabled us to find attractive returns and further diversify our non-Agency RMBS portfolio. Our allocation of non-Agency RMBS to “legacy” bonds has decreased from 92.4% at June 30, 2014 to 86.7% at June 30, 2015. Conversely, our allocation of non-Agency RMBS to “new issue” bonds has increased from 7.6% at June 30, 2014 to 13.3% at June 30, 2015.
The following tables present certain information by investment type and, if applicable, their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at June 30, 2015:

	At June 30, 2015
Non-Agency Principal and Interest (P&I) RMBS	Senior Bonds	Mezzanine Bonds	Total P&I Bonds
Carrying Value (in thousands)	$1,904,680	$795,071	$2,699,751
% of Non-Agency Portfolio	70.6%	29.4%	100.0%
Average Purchase Price (1)	$57.24	$76.78	$62.99
Average Coupon	2.7%	2.7%	2.7%
Average Fixed Coupon	4.2%	5.5%	4.3%
Average Floating Coupon	2.1%	2.6%	2.3%
Average Hybrid Coupon	5.2%	—%	5.2%
Collateral Attributes
Avg Loan Age (months)	98	78	92
Avg Loan Size (in thousands)	$385	$294	$361
Avg Original Loan-to-Value	71.1%	73.0%	71.6%
Avg Original FICO (2)	647	692	659
Current Performance
60+ day delinquencies	26.4%	14.3%	23.1%
Average Credit Enhancement (3)	8.9%	14.7%	10.4%
3-Month CPR (4)	4.3%	10.5%	6.0%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total non-Agency RMBS, excluding our non-Agency interest-only portfolio, would be $53.12, $73.75, and $58.55, respectively, at June 30, 2015.

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

	June 30, 2015
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Collateral Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Prime	$269,026	14.1%	$43,428	5.5%	$312,454	11.6%
Alt-A	64,129	3.4%	23,251	2.9%	87,380	3.2%
POA	152,132	8.0%	29,609	3.7%	181,741	6.7%
Subprime	1,419,393	74.5%	339,967	42.8%	1,759,360	65.2%
Other	—	—%	358,816	45.1%	358,816	13.3%
	$1,904,680	100.0%	$795,071	100.0%	$2,699,751	100.0%

	June 30, 2015
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Coupon Type	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$451,719	23.7%	$23,617	3.0%	$475,336	17.6%
Hybrid or Floating	1,452,961	76.3%	771,454	97.0%	2,224,415	82.4%
	$1,904,680	100.0%	$795,071	100.0%	$2,699,751	100.0%

	June 30, 2015
(dollars in thousands)	Senior Bonds		Mezzanine Bonds		Total Bonds
Origination Year	Carrying Value	% of Senior Bonds	Carrying Value	% of Mezzanine Bonds	Carrying Value	% of Non-Agency Portfolio
2006+	$1,631,980	85.7%	$448,895	56.4%	$2,080,875	77.0%
2002-2005	268,666	14.1%	345,649	43.5%	614,315	22.8%
Pre-2002	4,034	0.2%	527	0.1%	4,561	0.2%
	$1,904,680	100.0%	$795,071	100.0%	$2,699,751	100.0%

Residential Mortgage Loans Held-for-Sale, at Fair Value
We acquire prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions. As of June 30, 2015, we held prime nonconforming residential mortgage loans with a carrying value of $633.6 million and had outstanding commitments to purchase $626.7 million of residential mortgage loans, subject to fallout if the loans do not close. Our intention is to securitize these loans and/or exit through a whole loan sale.
In 2013, we acquired a portfolio of CSL, which are loans that are currently performing, but where the borrower has previously experienced payment delinquencies and is more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default than on newly originated residential mortgage loans. We subsequently sold substantially all of our CSL portfolio during the first quarter of 2014. As of June 30, 2015, we had CSL with a carrying value of $10.9 million remaining.
Additionally, as owner of MSR on loans from securitizations guaranteed by Ginnie Mae, we are obligated to purchase these loans from time to time in order to complete modifications on the mortgage loans or to convey foreclosed properties to HUD. As of June 30, 2015, we held Ginnie Mae buyout residential mortgage loans with a carrying value of $50.6 million, which, in the majority of instances, will undergo successful loan modifications, return to performing loans and be redelivered to future Ginnie Mae pools or be immediately conveyed to HUD.

The following table presents our residential mortgage loans held-for-sale portfolio by loan type as of June 30, 2015:

	June 30, 2015
(in thousands)	Unpaid Principal Balance	Fair Value - Purchase Price	Fair Value - Unrealized	Carrying Value
Prime nonconforming residential mortgage loans	$630,435	$10,660	$(7,517)	$633,578
Credit sensitive residential mortgage loans	19,294	(5,707)	(2,737)	10,850
Ginnie Mae buyout residential mortgage loans	54,237	(3,918)	331	50,650
Residential mortgage loans held-for-sale	$703,966	$1,035	$(9,923)	$695,078

Residential Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
We purchase subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or our subsidiaries. The underlying residential mortgage loans held by the trusts, which are consolidated on our condensed consolidated balance sheets, are classified as residential mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the Condensed Consolidated Financial Statements for additional information regarding consolidation of the securitization trusts. As of June 30, 2015, residential mortgage loans held-for-investment in securitization trusts had a carrying value of $2.4 billion.
Commercial Real Estate Loans Held-for-Investment
We are the sole certificate holder of a trust entity that holds a commercial real estate loan. The underlying loan held by the trust, which is consolidated on our condensed consolidated balance sheet, is classified as commercial real estate loans held-for-investment and carried at cost, net of any unamortized premiums or discounts, unless deemed impaired. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the trust. As of June 30, 2015, our commercial real estate loans held-for-investment were comprised of one newly-issued senior mezzanine loan with a two-year interest-only term and carrying value of $45.6 million.
Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSR, which represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with fully licensed subservicers to handle substantially all servicing functions for the loans underlying our MSR. As of June 30, 2015 our MSR had a fair market value of $437.6 million.
As of June 30, 2015, our MSR portfolio included MSR on 214,745 loans with an unpaid principal balance of approximately $42.8 billion. The following table summarizes certain characteristics of the loans underlying our MSR at June 30, 2015:

	At June 30, 2015
	Government FHA (1)	Government VA/USDA (1)	Conventional (2)	Total
Unpaid principal balance (in thousands)	$8,187,381	$2,789,337	$31,834,576	$42,811,294
Number of loans	56,429	14,901	143,415	214,745
Average Coupon	4.4%	3.9%	3.8%	3.9%
Avg Loan Age (months)	51	39	31	35
Avg Loan Size (in thousands)	$145	$187	$222	$199
Avg Original Loan-to-Value	92.3%	96.1%	67.6%	74.2%
Avg Original FICO	699	719	764	749
60+ day delinquencies	5.0%	2.6%	0.3%	1.4%
3-Month CPR	19.4%	17.2%	13.3%	14.8%
____________________

(1)	Includes loans issued by Ginnie Mae.

(2)	Includes loans issued by Fannie Mae, Freddie Mac or private investors.

Repurchase Agreements and Federal Home Loan Bank of Des Moines Advances
Our borrowings consist primarily of repurchase agreements and FHLB advances collateralized by our pledge of AFS securities, derivative instruments, residential mortgage loans, commercial real estate loans and certain cash balances. Substantially all of our Agency RMBS AFS are currently pledged as collateral, and the majority of our non-Agency RMBS have been pledged, either through repurchase agreements or FHLB advances. As of June 30, 2015, our total consolidated debt-to-equity ratio was 3.6:1.0. The debt-to-equity ratio funding our RMBS AFS, residential mortgage loans held-for-sale, commercial real estate loans held-for-investment and Agency Derivatives only was 3.1:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
At June 30, 2015, repurchase agreements and FHLB advances had the following characteristics:

(dollars in thousands)	June 30, 2015
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$9,438,364	0.43%	6.0%
Non-Agency RMBS (1)	2,386,050	1.56%	25.9%
Agency Derivatives	132,867	1.03%	26.5%
Residential mortgage loans held-for-sale	442,572	0.40%	21.9%
Commercial real estate loans held-for-investment	22,950	1.84%	50.0%
Total	$12,422,803	0.66%	10.7%
____________________

(1)
Includes repurchase agreements and FHLB advances collateralized by retained interests from the Company’s on-balance sheet securitizations which are eliminated in consolidation in accordance with U.S. GAAP.

As of June 30, 2015, we had outstanding $9.4 billion of repurchase agreements, and the term to maturity ranged from one day to over 11 months. Repurchase agreements had a weighted average borrowing rate of 0.8% and weighted average remaining maturities of 69 days as of June 30, 2015.
As of June 30, 2015, we had outstanding $3.0 billion of FHLB advances. As of June 30, 2015, the weighted average term to maturity of our FHLB advances was 137 months, ranging from approximately 18 months to over 19 years. The weighted average cost of funds for our advances was 0.35% at June 30, 2015.
The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of repurchase agreements and FHLB advances (total borrowings) for the three months ended June 30, 2015, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average (1)	End of Period Balance (1)	Maximum Balance of Any Month-End (1)	Total Borrowings to Equity Ratio
For the Three Months Ended June 30, 2015	$12,809,115	$12,422,803	$12,763,673	3.1	:1.0
For the Three Months Ended March 31, 2015	$13,598,611	$13,718,628	$13,843,240	3.4	:1.0
For the Three Months Ended December 31, 2014	$12,726,721	$13,436,213	$13,436,213	3.3	:1.0
For the Three Months Ended September 30, 2014	$11,626,507	$11,788,628	$11,788,628	2.9	:1.0
For the Three Months Ended June 30, 2014	$11,527,349	$11,891,187	$11,891,187	2.9	:1.0
____________________

(1)
Includes repurchase agreements and FHLB advances collateralized by RMBS AFS, residential mortgage loans held-for-sale, commercial real estate loans held-for-investment and Agency Derivatives and excludes repurchase agreements collateralized by U.S. Treasuries and collateralized borrowings in securitization trusts.

Collateralized Borrowings in Securitization Trusts, at Fair Value
We purchase subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or our subsidiaries. The underlying debt held by the trusts, which are consolidated on our condensed consolidated balance sheets, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the Condensed Consolidated Financial Statements for additional information regarding consolidation of the securitization trusts. As of June 30, 2015, collateralized borrowings in securitization trusts had a carrying value of $1.7 billion with a weighted average interest rate of 3.6%. The stated maturity dates for all collateralized borrowings are more than five years from June 30, 2015.
Equity
As of June 30, 2015, our stockholders’ equity was $4.0 billion and our book value per share was $10.81. As of March 31, 2015, our stockholders’ equity was $4.1 billion and our book value per share was $11.08.
The following table provides details of our changes in stockholders’ equity from March 31, 2015 to June 30, 2015:

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Book Value Per Share
Stockholders' equity at March 31, 2015	$4,061.5	366.6	$11.08
GAAP net income:
Core Earnings, net of tax expense of $0.4 million (1)	80.2
Realized gains and losses, net of tax benefit of $2.5 million	4.0
Unrealized mark-to-market gains and losses, net of tax benefit of $4.9 million	137.3
Total GAAP net income	221.5
Other comprehensive loss	(218.8)
Dividend declaration	(95.5)
Other	2.9	0.9
Balance before capital transactions	3,971.6	367.5
Issuance of common stock, net of offering costs	—	—
Stockholders' equity at June 30, 2015	$3,971.6	367.5	$10.81
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

Equity Incentive Plan
Our Second Restated 2009 Equity Incentive Plan was approved by our stockholders on May 14, 2015. The Plan provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including PRCM Advisers and its affiliates. The Plan is administered by the compensation committee of our board of directors. The Plan provides for grants of common stock, restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, subject to a ceiling of 13,000,000 shares. In addition, with respect to awards intended to qualify for relief from the limitations of Section 162(m) of the Code, the maximum number of shares that may underlie awards over any three-year period to any eligible person may not exceed 1,500,000 as options and 600,000 as other grants. Section 162(m) generally disallows a federal income tax deduction for any publicly held corporation with respect to compensation exceeding $1 million (on a per employee basis) paid in any year to the corporation’s chief executive officer or to any of the corporation’s three other most highly compensated executive officers, other than its chief financial officer. Because we do not have any employees, management does not believe that Section 162(m) is applicable to us and, therefore, does not currently consider and has not previously considered the effects of Section 162(m) with respect to the granting of awards under the Plan. As such, certain individual restricted stock awards previously disclosed in our proxy statements and other filings with the SEC have exceeded 600,000 shares, as permitted under the Plan. See Note 20 - Equity Incentive Plan for further details regarding the Plan.

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
As of June 30, 2015, we held $0.9 billion in cash and cash equivalents available to support our operations, $16.7 billion of AFS securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts, commercial real estate loans held-for-investment, MSR and derivative assets held at fair value, and $14.1 billion of outstanding debt in the form of repurchase agreements, FHLB advances and collateralized borrowings in securitization trusts. During the three months ended June 30, 2015, our total consolidated debt-to-equity ratio decreased from 4.2:1.0 to 3.6:1.0 (excludes payables due to broker counterparties for unsettled securities purchases; however, at June 30, 2015, we did not have any such payables). The debt-to-equity ratio funding our RMBS AFS, residential mortgage loans held-for-sale, commercial real estate loans held-for-investment and Agency Derivatives only also decreased from 3.4:1.0 to 3.1:1.0 due to the repayment of repurchase agreements as a result of sales of AFS securities of $1.6 billion during the three months ended June 30, 2015. We believe the debt-to-equity ratio funding our RMBS AFS, residential mortgage loans held-for-sale, commercial real estate loans held-for-investment and Agency Derivatives is the most meaningful debt-to-equity measure as U.S. Treasuries are viewed to be highly liquid in nature and collateralized borrowings on residential mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity.
As of June 30, 2015, we had approximately $215.4 million of unpledged Agency RMBS AFS and Agency Derivatives and $158.6 million of unpledged non-Agency securities and retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP. As a result, we had an overall estimated unused borrowing capacity on unpledged RMBS and retained interests of approximately $312.1 million. We also had approximately $71.8 million of unpledged prime nonconforming residential mortgage loans, $10.9 million of unpledged CSL, $50.6 million of unpledged Ginnie Mae buyout residential mortgage loans and an overall estimated unused borrowing capacity on unpledged residential mortgage loans held-for-sale of approximately $64.6 million. As of June 30, 2015, we did not have any unpledged commercial real estate loans held-for-investment. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the six months ended June 30, 2015, we did not experience any restrictions to our funding sources and have generally experienced an increase in available financing in the RMBS marketplace, including FHLB advances with maturities greater than one year. We expect ongoing sources of financing to be primarily repurchase agreements, FHLB advances and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of June 30, 2015, we have master repurchase agreements in place with 30 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate further counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

The following table summarizes our repurchase agreements and counterparty geographical concentration at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$5,804,879	$919,409	64.5%	$8,331,244	$974,519	57.9%
Europe (2)	2,229,597	420,232	29.5%	2,950,991	604,711	35.9%
Asia (2)	1,388,327	85,766	6.0%	1,650,228	103,571	6.2%
Total	$9,422,803	$1,425,407	100.0%	$12,932,463	$1,682,801	100.0%
____________________

(1)
Represents the net carrying value of the securities, residential mortgage loans held-for-sale and commercial real estate loans held-for-investment sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases are not included in the amounts presented above. However, at both June 30, 2015 and December 31, 2014, we did not have any such payables.

(2)	Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

In addition to our master repurchase agreements to fund our RMBS and commercial real estate loans held-for-investment, we have two facilities that provide short-term financing for our mortgage loan collateral during our aggregation period. An overview of the facilities is presented in the table below:

(dollars in thousands)
As of June 30, 2015
Expiration Date		Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
May 10, 2016	(1)	No	$—	$50,000	$50,000	Prime nonconforming residential mortgage loans
May 19, 2016	(1)	No	$9,454	$190,546	$200,000	Prime nonconforming residential mortgage loans
						Credit sensitive residential mortgage loans
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

Our wholly owned subsidiary, TH Insurance, is a member in the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of June 30, 2015, TH Insurance had $3.0 billion in outstanding secured advances with a weighted average borrowing rate of 0.35%, and had an additional $1.0 billion of available uncommitted capacity for borrowings. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of June 30, 2015:

(a)
As of the last business day of each calendar quarter, total indebtedness to net worth must be less than the specified threshold ratio in the repurchase agreement. As of June 30, 2015, our debt to net worth, as defined, was 3.6:1.0 while our threshold ratio, as defined, was 5.4:1.0.

(b)
As of the last business day of each calendar quarter, liquidity must be greater than $100 million and the aggregate amount of unrestricted cash or cash equivalents must be greater than $35 million. As of June 30, 2015, our liquidity, as defined, was $1.5 billion and our total unrestricted cash and cash equivalents, as defined, was $0.9 billion.

(c)	As of the last business day of each calendar quarter, net worth must be greater than $1.75 billion. As of June 30, 2015, our net worth, as defined, was $4.0 billion.
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

(in thousands)	June 30, 2015	December 31, 2014
Available-for-sale securities, at fair value	$12,553,084	$14,159,315
Trading securities, at fair value	—	1,997,656
Residential mortgage loans held-for-sale, at fair value	561,802	416,779
Commercial real estate loans held-for-investment	45,605	—
Net economic interests in consolidated securitization trusts (1)	605,094	367,468
Cash and cash equivalents	15,000	14,117
Restricted cash	182,709	112,435
Due from counterparties	24,252	38,200
Derivative assets, at fair value	176,017	185,067
Total	$14,163,563	$17,291,037
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

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

The following table provides the maturities of our repurchase agreements and FHLB advances as of June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Within 30 days	$2,453,972	$4,013,055
30 to 59 days	3,624,004	4,595,425
60 to 89 days	715,240	903,286
90 to 119 days	535,472	434,550
120 to 364 days (1)	2,094,115	1,929,164
One to three years	651,238	744,459
Three to five years	815,024	815,024
Five to ten years	—	—
Ten years and over	1,533,738	1,000,000
Open maturity (2)	—	997,500
Total	$12,422,803	$15,432,463
____________________

(1)	As of June 30, 2015, 120 to 364 days includes the amounts outstanding under the uncommitted mortgage loan warehouse facilities.

(2)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

For the three months ended June 30, 2015, our unrestricted cash balance decreased approximately $86.8 million to $933.6 million at June 30, 2015. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the three months ended June 30, 2015, operating activities decreased our cash balances by approximately $541.5 million, primarily driven by purchases of residential mortgage loans held-for-sale.

•
Cash flows from investing activities. For the three months ended June 30, 2015, investing activities increased our cash balances by approximately $3.5 billion, primarily driven by sales of AFS and trading securities.

•
Cash flows from financing activities. For the three months ended June 30, 2015, financing activities decreased our cash balance by approximately $3.0 billion, primarily driven by repayment of repurchase agreements due to sales of AFS and trading securities.

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
We may utilize U.S. Treasuries as well as derivative financial instruments, which during the six months ended June 30, 2015 were limited to interest rate swaps, swaptions, TBAs, short U.S. Treasuries, put and call options for TBAs and U.S. Treasuries, constant maturity swaps, Markit IOS total return swaps and, to a certain extent, inverse interest-only securities, to hedge the interest rate risk associated with our portfolio. In addition, because MSR are negative duration assets, they provide a natural hedge to interest rate exposure on our RMBS portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We implement part of our hedging strategy through our TRSs, which are subject to U.S. federal, state and, if applicable, local income tax.
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
Our hedging techniques are partly based on assumed levels of prepayments of our target assets. If prepayments are slower or faster than assumed, the life of the investment will be longer or shorter, which could reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.
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
Interest Rate Mismatch Risk
We fund the majority of our adjustable-rate and hybrid Agency RMBS, adjustable-rate residential mortgage loans held-for-sale and commercial real estate loans held-for-investment with borrowings that are based on LIBOR, while the interest rates on these assets may be indexed to other index rates, such as the one-year Constant Maturity Treasury index, or CMT, the Monthly Treasury Average index, or MTA, or the 11th District Cost of Funds Index, or COFI. Accordingly, any increase in LIBOR relative to these indices may result in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earnings on these assets. Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our stockholders. To mitigate interest rate mismatches, we utilize the hedging strategies discussed above.

The following table provides the indices of our variable rate RMBS AFS, residential mortgage loans held-for-sale and commercial real estate loans held-for-investment of June 30, 2015 and December 31, 2014, respectively, based on carrying value (dollars in thousands).

	As of June 30, 2015				As of December 31, 2014
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$1,284	$107,653	$108,937	4%	$1,121	$115,619	$116,740	4%
LIBOR	2,339,410	37,997	2,377,407	90%	2,762,807	42,530	2,805,337	93%
Other (2)	146,424	18,116	164,540	6%	68,244	19,228	87,472	3%
Total	$2,487,118	$163,766	$2,650,884	100%	$2,832,172	$177,377	$3,009,549	100%
____________________

(1)	“Hybrid” amounts reflect those assets with greater than twelve months to reset.

(2)	“Other” includes COFI, MTA and other indices.

Our analysis of risks is based on PRCM Advisers’ and its affiliates’ experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM Advisers may produce results that differ significantly from the estimates and assumptions used in our models.

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at June 30, 2015.
All changes in value are measured as the change from the June 30, 2015 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities	$397,077	$198,123	$(286,344)	$(588,081)
As a % of June 30, 2015 equity	10.0%	5.0%	(7.2)%	(14.8)%
Residential mortgage loans held-for-sale	$32,361	$17,626	$(21,284)	$(43,044)
As a % of June 30, 2015 equity	0.8%	0.4%	(0.5)%	(1.1)%
Residential mortgage loans held-for-investment in securitization trusts	$122,908	$67,481	$(81,058)	$(162,528)
As a % of June 30, 2015 equity	3.1%	1.7%	(2.0)%	(4.1)%
Commercial real estate loans held-for-investment	$—	$—	$—	$—
As a % of June 30, 2015 equity	—%	—%	—%	—%
Mortgage servicing rights	$(90,959)	$(25,696)	$17,927	$29,792
As a % of June 30, 2015 equity	(2.3)%	(0.7)%	0.5%	0.8%
Derivatives, net	$(519,943)	$(234,219)	$275,777	$595,434
As a % of June 30, 2015 equity	(13.1)%	(5.9)%	6.9%	15.0%
Repurchase Agreements	$(4,892)	$(4,892)	$8,519	$17,038
As a % of June 30, 2015 equity	(0.1)%	(0.1)%	0.2%	0.4%
Collateralized borrowings in securitization trusts	$(97,025)	$(53,284)	$59,626	$119,682
As a % of June 30, 2015 equity	(2.5)%	(1.3)%	1.5%	3.0%
Federal Home Loan Bank advances	$(820)	$(820)	$1,442	$2,883
As a % of June 30, 2015 equity	—%	—%	—%	0.1%
Total Net Assets	$(161,293)	$(35,681)	$(25,395)	$(28,824)
As a % of June 30, 2015 total assets	(0.9)%	(0.2)%	(0.1)%	(0.2)%
As a % of June 30, 2015 equity	(4.1)%	(0.9)%	(0.6)%	(0.7)%
	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(10,276)	$(9,650)	$8,889	$17,777
% change in net interest income	(2.6)%	(2.4)%	2.2%	4.5%

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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2015. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

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
Given the low interest rate environment at June 30, 2015, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
Credit Risk
We believe that our investment strategy will generally keep our risk of credit losses low to moderate. However, we retain the risk of potential credit losses on all of the loans underlying our non-Agency RMBS and on our residential mortgage and commercial real estate loans. With respect to our non-Agency RMBS that are senior in the credit structure, credit support contained in RMBS deal structures provide a level of protection from losses. We seek to manage the remaining credit risk through our pre-acquisition due diligence process, which includes comprehensive underwriting, and by factoring assumed credit losses into the purchase prices we pay for non-Agency RMBS and residential mortgage and commercial real estate loans. In addition, with respect to any particular target asset, we evaluate relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral. We further mitigate credit risk in our residential mortgage and commercial real estate loan portfolios through (1) selecting servicers whose specialties are well matched against the underlying attributes of the borrowers contained in the loan pools, and (2) an actively managed internal servicer oversight and surveillance program. At times, we enter into credit default swaps or other derivative instruments in an attempt to manage our credit risk. Nevertheless, unanticipated credit losses could adversely affect our operating results.

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
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward-Looking Statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
Risks Related to Our Business and Operations
The commercial real estate debt and related assets in which the Company invests are subject to delinquency, foreclosure and loss, which may adversely impact the Company’s business, results of operations and financial condition.
The Company has initiated its previously announced expansion into the commercial real estate market, with target assets including first mortgage loans, mezzanine loans, B-notes and preferred equity. Such investments may be subject to risks of delinquency, foreclosure and loss that are greater than similar risks associated with loans made on the security of residential properties. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property, as opposed to the borrower’s independent income or assets. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. The net operating income of an income-producing property can be affected by numerous factors, including:

•	tenant mix;

•	success of tenant businesses;

•	property management decisions, including decisions on capital improvements;

•	property location and condition;

•	competition from similar properties;

•	changes in national, regional or local economic conditions;

•	changes in regional or local real estate values;

•	changes in regional or local rental or occupancy rates;

•	changes in interest rates and in the state of the debt and equity capital markets, including the availability of debt financing for commercial real estate;

•	changes in governmental rules, regulations and fiscal policies, including real estate taxes, environmental legislation and zoning laws;

•	environmental contamination; and

•
acts of God, terrorism, social unrest and civil disturbances, which may result in property damage, decrease the availability of or increase the cost of insurance or otherwise result in uninsured losses.

In the event any of the properties or entities underlying or collateralizing the Company’s commercial real estate loans or investments is adversely impacted by any of the foregoing events or occurrences, the value of, and return on, such investments could be reduced, which in turn would adversely affect the Company’s results of operations and financial condition.

The lack of liquidity in certain commercial real estate investments may materially and adversely affect the Company.
The illiquidity of certain commercial real estate investments may make it difficult for the Company to sell such investments if the need or desire arises. Investments such as commercial mortgages, B-notes, mezzanine and other loans (including participations) and preferred equity, in particular, are relatively illiquid due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. Moreover, certain of the Company’s investments will not be registered under the relevant securities laws, resulting in prohibitions against their transfer, sale, pledge or their disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws. If the Company desires or is required to liquidate all or a portion of its portfolio, it may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than it would otherwise have been able to realize, or both.
Risks Related to Our Assets
Most commercial mortgage loans are nonrecourse loans and the assets securing these loans may not be sufficient to protect the Company from a partial or complete loss if a borrower defaults on a loan, which could materially and adversely affect the Company.
Except for customary nonrecourse carve-outs for certain “bad acts” and environmental liability, most commercial mortgage loans are nonrecourse obligations of the borrower, meaning that there is no recourse against the assets of the borrower other than the underlying collateral. In the event of any default under a commercial mortgage loan, the Company will bear the risk of loss to the extent of any deficiency between the value of the collateral and the principal of and accrued interest on the mortgage loan, which could materially and adversely affect the Company. Even if a commercial mortgage loan is recourse to the borrower (or if a nonrecourse carve-out to the borrower applies), in most cases, the borrower’s assets are limited primarily to its interest in the related mortgaged property. Further, although a commercial mortgage loan may provide for limited recourse to a principal or affiliate of a borrower, there is no assurance that any recovery from such principal or affiliate will be made or that such principal’s or affiliate’s assets would be sufficient to pay any otherwise recoverable claim. In the event of the bankruptcy of a borrower, the loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.
The Company may be subject to additional risks associated with commercial mortgage loan participations.
Some of the Company’s commercial mortgage loans may be held in the form of participation interests or co-lender arrangements in which the Company shares the loan rights, obligations and benefits with other lenders. With respect to such participation interests, the Company may require the consent of these parties to exercise its rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings upon a default and the institution of, and control over, foreclosure proceedings. In circumstances where the Company holds a minority interest, it may be become bound to actions of the majority to which it otherwise would object. The Company may be adversely affected by this lack of control with respect to these interests.
B-notes may be subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to the Company.
The Company may originate or acquire B-notes, which are mortgage loans that are typically secured by a first mortgage on a single commercial property or group of related properties, but subordinated to an A-note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-notes holders after payment to the A-note holders. Because each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. For example, the rights of holders of B-notes to control the process following a borrower default may vary from transaction to transaction. Further, B-notes typically are secured by a single property and accordingly reflect the risks associated with significant concentration. Losses related to the Company’s B-notes would adversely affect its financial condition and results of operations.
Mezzanine loan assets involve greater risks of loss than senior loans secured by income-producing properties.
The Company may originate or acquire mezzanine loans, which are subordinated loans secured by a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, the Company may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy the Company’s mezzanine loan. If a borrower on any debt that is senior to the Company’s mezzanine loan, or in the event of a borrower bankruptcy, the Company’s mezzanine loan will be satisfied only after the senior debt. As a result, the Company may not be able to recover all, or possibly any, of its initial expenditure. In addition, mezzanine loans have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Losses related to the Company’s mezzanine loans would adversely affect its financial condition and results of operations.

Investments in preferred equity involve a greater risk of loss than traditional debt financing.
The Company may invest in real estate preferred equity, which involves a higher degree of risk than first mortgage loans due to a variety of factors, including the risk that, similar to mezzanine loans, such investments are subordinate to first mortgage loans and are not collateralized by property underlying the investment. Unlike mezzanine loans, preferred equity investments generally do not have a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. Although as a holder of preferred equity the Company may protect its position with covenants that limit the activities of the entity in which the Company holds an interest and protect its equity by obtaining an exclusive right to control the underlying property after an event of default, should such a default occur, the Company would only be able to proceed against the entity in which it holds an interest, and not the property owned by such entity and underlying the investment. Further, similar to mezzanine loans, preferred equity investments do not ordinarily afford the holder with the full range of traditional creditor protections. As a result, the Company may not be able to recover all of its investment.
Investments in nonconforming and non-investment grade rated commercial real estate loans or securities involve increased risk of loss.
Certain commercial real estate investments may not conform to conventional loan standards applied by traditional lenders and either will not be rated or will be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers' credit history, the underlying properties' cash flow or other factors. As a result, these investments should be expected to have a higher risk of default and loss than investment grade rated assets. Losses related to the Company’s non-investment grade loans or securities would adversely affect its financial condition and results of operations.
Tax Risks
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect the Company’s ability to continue to qualify as a REIT.
In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. The Company expects to treat certain mezzanine loans that may not meet all of the requirements for reliance on this safe harbor as real estate assets giving rise to qualifying mortgage interest for purposes of the REIT asset and income requirements, or otherwise not adversely affecting the Company’s qualification as a REIT. There can be no assurance that the IRS will not challenge the tax treatment of these mezzanine loans, and if such a challenge were sustained, the Company could in certain circumstances be required to pay a penalty tax or fail to qualify as a REIT.

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

TWO HARBORS INVESTMENT CORP.
Dated:	August 5, 2015	By:	/s/ Thomas E. Siering
Thomas E. Siering Chief Executive Officer, President and Director (Principal Executive Officer)
Dated:	August 5, 2015	By:	/s/ Brad Farrell
Brad Farrell Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Number	Exhibit Index
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

3.3	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2013).
10.1*	Second Restated 2009 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on March 26, 2015).
10.2*	Form of Restricted Stock Agreement under the Second Restated 2009 Equity Incentive Plan. (filed herewith)
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101
Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the quarter ended June 30, 2015, filed with the SEC on August 5, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)

____________________

*	Management or compensatory agreement