Form 10-Q
period 2015-09-30
TWO HARBORS INVESTMENT CORP.
filed 2015-11-05
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2015

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
As of November 4, 2015 there were 364,055,176 shares of outstanding common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Available-for-sale securities, at fair value	$11,433,195	$14,341,102
Trading securities, at fair value	—	1,997,656
Residential mortgage loans held-for-sale, at fair value	768,008	535,712
Residential mortgage loans held-for-investment in securitization trusts, at fair value	2,978,586	1,744,746
Commercial real estate loans held-for-investment	290,910	—
Mortgage servicing rights, at fair value	447,345	452,006
Cash and cash equivalents	811,839	1,005,792
Restricted cash	384,029	336,771
Accrued interest receivable	56,250	65,529
Due from counterparties	47,069	35,625
Derivative assets, at fair value	296,731	380,791
Other assets	271,351	188,579
Total Assets (1)	$17,785,313	$21,084,309
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$7,982,928	$12,932,463
Collateralized borrowings in securitization trusts, at fair value	1,990,769	1,209,663
Federal Home Loan Bank advances	3,710,000	2,500,000
Derivative liabilities, at fair value	81,473	90,233
Due to counterparties	78,385	124,206
Dividends payable	95,459	95,263
Other liabilities	73,561	64,439
Total Liabilities (1)	14,012,575	17,016,267
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 900,000,000 shares authorized and 366,156,759 and 366,395,920 shares issued and outstanding, respectively	3,662	3,664
Additional paid-in capital	3,806,323	3,811,027
Accumulated other comprehensive income	573,001	855,789
Cumulative earnings	1,474,049	1,195,536
Cumulative distributions to stockholders	(2,084,297)	(1,797,974)
Total Stockholders’ Equity	3,772,738	4,068,042
Total Liabilities and Stockholders’ Equity	$17,785,313	$21,084,309
____________________

(1)
The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Two Harbors Investment Corp. At September 30, 2015 and December 31, 2014, assets of the VIEs totaled $3,040,394 and $1,754,943, and liabilities of the VIEs totaled $2,005,849 and $1,219,821, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income:	(unaudited)		(unaudited)
Available-for-sale securities	$116,318	$123,056	$369,972	$374,574
Trading securities	—	4,308	8,676	8,174
Residential mortgage loans held-for-sale	9,479	5,268	21,268	12,553
Residential mortgage loans held-for-investment in securitization trusts	24,841	9,526	64,908	25,180
Commercial real estate loans held-for-investment	1,947	—	2,841	—
Cash and cash equivalents	249	145	667	506
Total interest income	152,834	142,303	468,332	420,987
Interest expense:
Repurchase agreements	18,235	17,509	58,198	56,684
Collateralized borrowings in securitization trusts	15,562	5,678	39,401	16,623
Federal Home Loan Bank advances	3,282	1,531	8,012	2,439
Total interest expense	37,079	24,718	105,611	75,746
Net interest income	115,755	117,585	362,721	345,241
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(238)	—	(535)	(212)
Non-credit portion of loss recognized in other comprehensive (loss) income	—	—	—	—
Net other-than-temporary credit impairment losses	(238)	—	(535)	(212)
Other income:
Gain on investment securities	64,123	59,471	263,512	58,504
(Loss) gain on interest rate swap and swaption agreements	(171,656)	28,519	(253,147)	(193,028)
(Loss) gain on other derivative instruments	(455)	6,056	(2,972)	(12,345)
Gain (loss) on residential mortgage loans held-for-sale	16,040	(2,387)	18,300	6,233
Servicing income	32,010	32,264	94,613	96,573
Loss on servicing asset	(61,549)	(10,711)	(96,317)	(73,042)
Other income (loss)	2,201	(1,515)	(16,265)	19,948
Total other (loss) income	(119,286)	111,697	7,724	(97,157)
Expenses:
Management fees	12,617	12,258	38,024	36,559
Securitization deal costs	2,676	3,355	7,771	3,355
Servicing expenses	7,234	12,513	19,849	24,595
Other operating expenses	16,150	12,424	48,032	41,281
Total expenses	38,677	40,550	113,676	105,790
(Loss) income before income taxes	(42,446)	188,732	256,234	142,082
Benefit from income taxes	(7,656)	(4,858)	(25,270)	(62,020)
Net (loss) income	$(34,790)	$193,590	$281,504	$204,102
Basic and diluted (loss) earnings per weighted average common share	$(0.09)	$0.53	$0.77	$0.56
Dividends declared per common share	$0.26	$0.26	$0.78	$0.78
Basic and diluted weighted average number of shares of common stock outstanding	367,365,973	366,118,866	366,985,731	365,938,150
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME, continued
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Comprehensive (loss) income:
Net (loss) income	$(34,790)	$193,590	$281,504	$204,102
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(58,031)	(40,982)	(282,788)	331,913
Other comprehensive (loss) income	(58,031)	(40,982)	(282,788)	331,913
Comprehensive (loss) income	$(92,821)	$152,608	$(1,284)	$536,015
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
				(unaudited)
Balance, December 31, 2013	364,935,168	$3,649	$3,795,372	$444,735	$1,028,397	$(1,417,158)	$3,854,995
Net income	—	—	—	—	204,102	—	204,102
Other comprehensive income before reclassifications, net of tax	—	—	—	364,026	—	—	364,026
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(32,113)	—	—	(32,113)
Net other comprehensive income, net of tax	—	—	—	331,913	—	—	331,913
Issuance of common stock, net of offering costs	38,742	—	399	—	—	—	399
Common dividends declared	—	—	—	—	—	(285,566)	(285,566)
Non-cash equity award compensation	1,133,239	12	12,244	—	—	—	12,256
Balance, September 30, 2014	366,107,149	$3,661	$3,808,015	$776,648	$1,232,499	$(1,702,724)	$4,118,099

Balance, December 31, 2014	366,395,920	$3,664	$3,811,027	$855,789	$1,195,536	$(1,797,974)	$4,068,042
Cumulative effect of adoption of new accounting principle	—	—	—	—	(2,991)	—	(2,991)
Adjusted balance, January 1, 2015	366,395,920	3,664	3,811,027	855,789	1,192,545	(1,797,974)	4,065,051
Net income	—	—	—	—	281,504	—	281,504
Other comprehensive loss before reclassifications, net of tax	—	—	—	(54,805)	—	—	(54,805)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	—	(227,983)	—	—	(227,983)
Net other comprehensive loss, net of tax	—	—	—	(282,788)	—	—	(282,788)
Issuance of common stock, net of offering costs	54,088	1	403	—	—	—	404
Repurchase of common stock	(1,391,887)	(14)	(12,462)	—	—	—	(12,476)
Common dividends declared	—	—	—	—	—	(286,323)	(286,323)
Non-cash equity award compensation	1,098,638	11	7,355	—	—	—	7,366
Balance, September 30, 2015	366,156,759	$3,662	$3,806,323	$573,001	$1,474,049	$(2,084,297)	$3,772,738
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows From Operating Activities:	(unaudited)
Net income	$281,504	$204,102
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums and discounts on investment securities and commercial real estate loans held-for-investment, net	32,556	7,415
Other-than-temporary impairment losses	535	212
Realized and unrealized gains on investment securities, net	(263,512)	(58,504)
Gain on residential mortgage loans held-for-sale	(18,300)	(6,233)
Loss (gain) on residential mortgage loans held-for-investment and collateralized borrowings in securitization trusts	19,441	(18,940)
Loss on servicing asset	96,317	73,042
Loss on termination and option expiration of interest rate swaps and swaptions	124,984	51,712
Unrealized loss on interest rate swaps and swaptions	55,079	81,805
Unrealized gain on other derivative instruments	(15,563)	(5,625)
Equity based compensation	7,366	12,256
Depreciation of fixed assets	1,002	768
Amortization of intangible assets	—	533
Purchases of residential mortgage loans held-for-sale	(2,151,417)	(991,990)
Proceeds from sales of residential mortgage loans held-for-sale	137,612	415,889
Proceeds from repayment of residential mortgage loans held-for-sale	80,152	25,164
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	9,279	(2,302)
Increase in deferred income taxes, net	(19,592)	(65,496)
Increase in income taxes receivable	(6,854)	—
Increase in prepaid and fixed assets	(221)	(1,481)
Decrease (increase) in other receivables	8,563	(10,885)
Increase in servicing advances	(3,465)	(12,485)
Decrease in accrued interest payable	(4,780)	(5,353)
Decrease in income taxes payable	(1,215)	(430)
Increase in accrued expenses and other liabilities	6,324	13,912
Net cash used in operating activities	$(1,624,205)	$(292,914)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows From Investing Activities:	(unaudited)
Purchases of available-for-sale securities	$(1,732,979)	$(4,017,640)
Proceeds from sales of available-for-sale securities	3,666,974	3,176,234
Principal payments on available-for-sale securities	918,798	783,308
Short sales and purchases of other derivative instruments, net	3,592	590
(Payments for termination) proceeds from sales of other derivative instruments, net	(93,352)	49,729
Purchases of trading securities	—	(2,138,647)
Proceeds from sales of trading securities	2,004,375	1,145,410
Proceeds from repayment of residential mortgage loans held-for-investment in securitization trusts	435,967	51,763
Purchases of commercial real estate loans held-for-investment	(290,683)	—
Purchases of mortgage servicing rights, net of purchase price adjustments	(90,088)	(57,106)
Purchases of Federal Home Loan Bank stock	(53,640)	(60,000)
Purchases of equity investments	—	(3,000)
Decrease in due to counterparties, net	(57,265)	(149,658)
(Increase) decrease in restricted cash	(47,258)	91,226
Net cash provided by (used in) investing activities	4,664,441	(1,127,791)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	37,275,034	200,827,955
Principal payments on repurchase agreements	(42,224,569)	(200,803,527)
Proceeds from issuance of collateralized borrowings in securitization trusts	1,104,093	693,717
Principal payments on collateralized borrowings in securitization trusts	(309,341)	(407,684)
Proceeds from Federal Home Loan Bank advances	1,415,000	3,796,411
Principal payments on Federal Home Loan Bank advances	(205,000)	(2,296,411)
Proceeds from issuance of common stock, net of offering costs	404	399
Repurchase of common stock	(3,683)	—
Dividends paid on common stock	(286,127)	(190,361)
Net cash (used in) provided by financing activities	(3,234,189)	1,620,499
Net (decrease) increase in cash and cash equivalents	(193,953)	199,794
Cash and cash equivalents at beginning of period	1,005,792	1,025,487
Cash and cash equivalents at end of period	$811,839	$1,225,281
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Supplemental Disclosure of Cash Flow Information:	(unaudited)
Cash paid for interest	$73,187	$81,100
Cash paid for taxes	$2,389	$3,905
Noncash Investing and Financing Activities:
Transfers of residential mortgage loans held-for-sale to residential mortgage loans held-for-investment in securitization trusts	$1,705,885	$656,581
Transfers of residential mortgage loans held-for-sale to other receivables for foreclosed government-guaranteed loans	$12,764	$—
Additions to mortgage servicing rights due to sale of residential mortgage loans held-for-sale	$1,568	$—
Cumulative-effect adjustment to equity for adoption of new accounting principle	$(2,991)	$—
Shares repurchase payable at end of period	$8,793	$—
Cash dividends declared but not paid at end of period	$95,459	$95,205
Reconciliation of residential mortgage loans held-for-sale:
Residential mortgage loans held-for-sale at beginning of period	$535,712	$544,581
Purchases of residential mortgage loans held-for-sale	2,151,417	991,990
Transfers to residential mortgage loans held-for-investment in securitization trusts	(1,705,885)	(656,581)
Transfers to other receivables for foreclosed government-guaranteed loans	(12,764)	—
Proceeds from sales of residential mortgage loans held-for-sale	(137,612)	(415,889)
Proceeds from repayment of residential mortgage loans held-for-sale	(80,152)	(25,164)
Realized and unrealized gains on residential mortgage loans held-for-sale	17,292	6,128
Residential mortgage loans held-for-sale at end of period	$768,008	$445,065
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

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2015 and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2015 should not be construed as indicative of the results to be expected for future periods or the full year.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s 2014 Annual Report on Form 10-K is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s consolidated financial condition and results of operations for the nine months ended September 30, 2015.
Available-for-Sale Securities, at Fair Value
The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other residential mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans (collectively “RMBS”) issued by the Federal National Mortgage Association, or Fannie Mae, the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Government National Mortgage Association, or Ginnie Mae, or collectively, the government sponsored entities, or GSEs. The Company also invests in residential mortgage-backed securities that are not issued by the GSEs, or non-Agency RMBS.
Designation
The Company classifies its RMBS securities, excluding inverse interest-only Agency securities classified as derivatives for purposes of U.S. GAAP, as available-for-sale, or AFS, investments. Although the Company generally intends to hold most of its investment securities until maturity, it may, from time to time, sell any of its investment securities as part of its overall management of its portfolio. Accordingly, the Company classifies all of its RMBS investment securities as AFS, including its interest-only strips, which represent the Company’s right to receive a specified portion of the contractual interest flows of specific Agency or Non-Agency securities. All assets classified as AFS, excluding Agency interest-only mortgage-backed securities and GSE credit risk transfer securities, are reported at estimated fair value with unrealized gains and losses, excluding other than temporary impairments, included in accumulated other comprehensive income a separate component of stockholders’ equity, on an after-tax basis.
On July 1, 2015, the Company elected the fair value option for Agency interest-only securities and GSE credit risk transfer securities acquired on or after such date. All Agency interest-only securities and GSE credit risk transfer securities acquired on or after July 1, 2015 are carried at estimated fair value with changes in fair value, excluding other than temporary impairments, recorded as a component of gain on investment securities in the condensed consolidated statements of comprehensive (loss) income.
Commercial Real Estate Loans Held-for-Investment
The Company originates and purchases commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as commercial real estate loans held-for-investment on the condensed consolidated balance sheets. Additionally, the Company is the sole certificate holder of a trust entity that holds a commercial real estate loan. The trust is considered a VIE for financial reporting purposes and, thus, is reviewed for consolidation under the applicable consolidation guidance. As the Company has both the power to direct the activities of the trust that most significantly impact the entity’s performance, and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, the Company consolidates the trust. The underlying loan is classified as commercial real estate loans held-for-investment on the condensed consolidated balance sheets. The loan is legally isolated from the Company and has been structured to be beyond the reach of creditors of the Company. Interest income on commercial real estate loans held-for-investment is recorded on the condensed consolidated statements of comprehensive (loss) income.
Commercial real estate loans held-for-investment are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the loans are deemed impaired. Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due pursuant to the contractual terms of the loan. Because the Company’s commercial real estate loans are collateralized either by real property or by equity interests in the commercial real estate borrower, impairment is measured by comparing the estimated fair value of the underlying collateral to the amortized cost of the respective loan. The valuation of the underlying collateral requires significant judgment, which includes assumptions regarding capitalization rates, leasing, credit worthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, overall economic conditions, the broader commercial real estate market, local geographic sub-markets, and other factors deemed necessary. If a loan is determined to be impaired, the Company records an allowance to reduce the carrying value of the loan through a charge to provision for loan losses. Actual losses, if any, could ultimately differ from these estimates.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

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
Other Comprehensive (Loss) Income
Current period net unrealized gains and losses on AFS securities, excluding Agency interest-only securities and GSE credit risk transfer securities, are reported as components of accumulated other comprehensive income on our condensed consolidated statements of stockholders’ equity and statements of comprehensive (loss) income. Net unrealized gains and losses on securities held by our taxable subsidiaries that are reported in accumulated other comprehensive income are adjusted for the effects of taxation and may create deferred tax assets or liabilities.
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
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014:

	September 30, 2015
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Condensed Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$398,472	$(101,741)	$296,731	$(81,473)	$—	$215,258
Total Assets	$398,472	$(101,741)	$296,731	$(81,473)	$—	$215,258
Liabilities
Repurchase agreements	$(7,982,928)	$—	$(7,982,928)	$7,982,928	$—	$—
Derivative liabilities	(183,214)	101,741	(81,473)	81,473	—	—
Total Liabilities	$(8,166,142)	$101,741	$(8,064,401)	$8,064,401	$—	$—

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

Recently Issued and/or Adopted Accounting Standards
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, which is a comprehensive revenue recognition standard that supersedes virtually all existing revenue guidance under U.S. GAAP. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. As a result of the issuance of ASU No. 2015-14 in August 2015 deferring the effective date of ASU No. 2014-09 by one year, the ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017, with early adoption prohibited. The Company has determined this ASU will not have a material impact on the Company’s financial condition or results of operations.
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
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the condensed consolidated balance sheets:

(in thousands)	September 30, 2015	December 31, 2014
Residential mortgage loans held-for-investment in securitization trusts	$2,978,586	$1,744,746
Commercial real estate loans held-for-investment	45,651	—
Accrued interest receivable	16,157	10,197
Total Assets	$3,040,394	$1,754,943
Collateralized borrowings in securitization trusts	$1,990,769	$1,209,663
Accrued interest payable	5,874	3,678
Other liabilities	9,206	6,480
Total Liabilities	$2,005,849	$1,219,821

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 4. Available-for-Sale Securities, at Fair Value
The Company holds AFS investment securities which are carried at fair value on the condensed consolidated balance sheets. AFS securities exclude the retained interests from the Company’s on-balance sheet securitizations, as they are eliminated in consolidation in accordance with U.S. GAAP. The following table presents the Company’s AFS investment securities by collateral type as of September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	$2,224,045	$2,418,546
Federal National Mortgage Association	5,150,287	6,768,875
Government National Mortgage Association	1,651,668	2,104,896
Non-Agency	2,407,195	3,048,785
Total mortgage-backed securities	$11,433,195	$14,341,102

At September 30, 2015 and December 31, 2014, the Company pledged AFS securities with a carrying value of $11.4 billion and $14.2 billion, respectively, as collateral for repurchase agreements and advances from Federal Home Loan Bank of Des Moines, or the FHLB. See Note 16 - Repurchase Agreements and Note 18 - Federal Home Loan Bank of Des Moines Advances.
At September 30, 2015 and December 31, 2014, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, or ASC 860, to be considered linked transactions and, therefore, classified as derivatives.
The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of September 30, 2015 and December 31, 2014:

	September 30, 2015
(in thousands)	Agency	Non-Agency	Total
Face Value	$11,120,631	$3,286,574	$14,407,205
Unamortized premium	547,121	—	547,121
Unamortized discount
Designated credit reserve	—	(544,173)	(544,173)
Net, unamortized	(2,798,321)	(753,489)	(3,551,810)
Amortized Cost	8,869,431	1,988,912	10,858,343
Gross unrealized gains	197,980	429,480	627,460
Gross unrealized losses	(41,411)	(11,197)	(52,608)
Carrying Value	$9,026,000	$2,407,195	$11,433,195

	December 31, 2014
(in thousands)	Agency	Non-Agency	Total
Face Value	$13,421,555	$4,291,872	$17,713,427
Unamortized premium	676,641	—	676,641
Unamortized discount
Designated credit reserve	—	(927,605)	(927,605)
Net, unamortized	(3,009,782)	(967,368)	(3,977,150)
Amortized Cost	11,088,414	2,396,899	13,485,313
Gross unrealized gains	238,291	653,529	891,820
Gross unrealized losses	(34,388)	(1,643)	(36,031)
Carrying Value	$11,292,317	$3,048,785	$14,341,102

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present the carrying value of the Company’s AFS investment securities by rate type as of September 30, 2015 and December 31, 2014:

	September 30, 2015
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$114,929	$1,980,728	$2,095,657
Fixed Rate	8,911,071	426,467	9,337,538
Total	$9,026,000	$2,407,195	$11,433,195

	December 31, 2014
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$128,285	$2,558,832	$2,687,117
Fixed Rate	11,164,032	489,953	11,653,985
Total	$11,292,317	$3,048,785	$14,341,102

When the Company purchases a credit-sensitive AFS security at a significant discount to its face value, the Company often does not amortize into income a significant portion of this discount that the Company is entitled to earn because the Company does not expect to collect the entire discount due to the inherent credit risk of the security. The Company may also record an other-than-temporary impairment, or OTTI, for a portion of its investment in the security to the extent the Company believes that the amortized cost will exceed the present value of expected future cash flows. The amount of principal that the Company does not amortize into income is designated as a credit reserve on the security, with unamortized net discounts or premiums amortized into income over time to the extent realizable.
The following table presents the changes for the nine months ended September 30, 2015 and 2014, of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	Nine Months Ended September 30,
	2015			2014
(in thousands)	Designated Credit Reserve	Unamortized Net Discount	Total	Designated Credit Reserve	Unamortized Net Discount	Total
Beginning balance at January 1	$(927,605)	$(967,368)	$(1,894,973)	$(1,234,449)	$(1,071,559)	$(2,306,008)
Acquisitions	(274)	(4,293)	(4,567)	(69,663)	(57,174)	(126,837)
Accretion of net discount	—	76,861	76,861	—	96,873	96,873
Realized credit losses	13,376	—	13,376	11,325	—	11,325
Reclassification adjustment for other-than-temporary impairments	1,742	—	1,742	(212)	—	(212)
Transfers from (to)	85,767	(85,767)	—	91,086	(91,086)	—
Sales, calls, other	282,821	227,078	509,899	232,882	103,481	336,363
Ending balance at September 30	$(544,173)	$(753,489)	$(1,297,662)	$(969,031)	$(1,019,465)	$(1,988,496)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time that the securities had an unrealized loss position as of September 30, 2015 and December 31, 2014. At September 30, 2015, the Company held 1,358 AFS securities, of which 112 were in an unrealized loss position for less than twelve consecutive months and 182 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2014, the Company held 1,452 AFS securities, of which 57 were in an unrealized loss position for less than twelve consecutive months and 172 were in an unrealized loss position for more than twelve consecutive months.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2015	$1,326,610	$(23,444)	$1,191,161	$(29,164)	$2,517,771	$(52,608)
December 31, 2014	$413,102	$(3,146)	$1,323,688	$(32,885)	$1,736,790	$(36,031)

Evaluating AFS Securities for Other-Than-Temporary Impairments
In evaluating AFS securities for OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred. If the Company does not intend to sell and will not be more likely than not required to sell the security, the credit loss is recognized in earnings and the balance of the unrealized loss is recognized in either other comprehensive (loss) income, net of tax, or gain on investment securities, depending on the accounting treatment. If the Company intends to sell the security or will be more likely than not required to sell the security, the full unrealized loss is recognized in earnings.
The Company recorded $0.2 million and $0.5 million in other-than-temporary credit impairments during the three and nine months ended September 30, 2015, respectively, on one non-Agency RMBS where the future expected cash flows for each security were less than its amortized cost. As of September 30, 2015, impaired securities with a carrying value of $133.3 million had actual weighted average cumulative losses of 10.9%, weighted average three-month prepayment speed of 5.5%, weighted average 60+ day delinquency of 25.9% of the pool balance, and weighted average FICO score of 666. At September 30, 2015, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities; therefore, only the projected credit loss was recognized in earnings. During the nine months ended September 30, 2014, the Company recorded $0.2 million in other-than-temporary credit impairments on a total of three non-Agency RMBS where the future expected cash flows for each security were less than its amortized cost.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the changes in OTTI included in earnings for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Cumulative credit loss at beginning of period	$(6,622)	$(8,061)	$(8,241)	$(9,467)
Additions:
Other-than-temporary impairments not previously recognized	(238)	—	(238)	(91)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	—	—	(297)	(121)
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	—	—	—	464
Decreases related to other-than-temporary impairments on securities sold	361	—	2,277	1,154
Cumulative credit loss at end of period	$(6,499)	$(8,061)	$(6,499)	$(8,061)

Cumulative credit losses related to OTTI may be reduced for securities sold as well as for securities that mature, are paid down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain on investment securities in the Company’s condensed consolidated statements of comprehensive (loss) income. For the three and nine months ended September 30, 2015, the Company sold AFS securities for $1.1 billion and $3.7 billion with an amortized cost of $1.0 billion and $3.4 billion for net realized gains of $66.5 million and $259.8 million, respectively. For the three and nine months ended September 30, 2014, the Company sold AFS securities for $1.9 billion and $3.2 billion with an amortized cost of $1.8 billion and $3.1 billion for net realized gains of $62.7 million and losses of $59.9 million, respectively.
The following table presents the gross realized gains and losses on sales of AFS securities for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Gross realized gains	$75,427	$87,842	$269,314	$131,005
Gross realized losses	(8,955)	(25,122)	(9,511)	(71,119)
Total realized gains on sales, net	$66,472	$62,720	$259,803	$59,886

Note 5. Trading Securities, at Fair Value
At December 31, 2014 and during the nine months ended September 30, 2015, the Company held U.S. Treasuries in a TRS and classified these securities as trading instruments due to short-term investment objectives. The following table presents the carrying value of the Company’s trading securities as of September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Amortized cost	$—	$1,996,289
Unrealized gains, net	—	1,367
Carrying value	$—	$1,997,656

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

For the nine months ended September 30, 2015, the Company sold trading securities for $2.0 billion with an amortized cost of $2.0 billion, resulting in realized gains of $7.4 million on the sale of these securities. The Company did not sell any trading securities during the three months ended September 30, 2015. For the three and nine months ended September 30, 2014, the Company sold trading securities for $1.0 billion and $1.1 billion with an amortized cost of $996.9 million and $1.1 billion, resulting in realized gains of $5.1 million and $5.5 million, respectively, on the sale of these securities.
For the nine months ended September 30, 2015, trading securities experienced changes in unrealized losses of $1.4 million. The Company did not hold trading securities during the three months ended September 30, 2015. For the three and nine months ended September 30, 2014, trading securities experienced changes in unrealized losses of $8.4 million and $6.9 million, respectively. Both realized and unrealized gains and losses are recorded as components of gain on investment securities in the Company’s condensed consolidated statements of comprehensive (loss) income.
At December 31, 2014, the Company pledged trading securities with a carrying value of $2.0 billion as collateral for repurchase agreements. See Note 16 - Repurchase Agreements.

Note 6. Residential Mortgage Loans Held-for-Sale, at Fair Value
Residential mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of a fair value option election. The following table presents the carrying value of the Company’s residential mortgage loans held-for-sale as of September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Unpaid principal balance	$765,246	$534,101
Fair value adjustment	2,762	1,611
Carrying value	$768,008	$535,712

At September 30, 2015 and December 31, 2014, the Company pledged residential mortgage loans with a carrying value of $703.0 million and $416.8 million, respectively, as collateral for repurchase agreements and FHLB advances. See Note 16 - Repurchase Agreements and Note 18 - Federal Home Loan Bank of Des Moines Advances.

Note 7. Residential Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
The Company purchases subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The underlying residential mortgage loans held by the trusts, which are consolidated on the Company’s condensed consolidated balance sheets, are classified as residential mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. The following table presents the carrying value of the Company’s residential mortgage loans held-for-investment in securitization trusts as of September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Unpaid principal balance	$2,936,810	$1,699,748
Fair value adjustment	41,776	44,998
Carrying value	$2,978,586	$1,744,746

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 8. Commercial Real Estate Loans Held-for-Investment
The Company originates and purchases commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as commercial real estate loans held-for-investment on the condensed consolidated balance sheets. Additionally, the Company is the sole certificate holder of a trust entity that holds a commercial real estate loan. The underlying loan held by the trust is consolidated on the Company’s condensed consolidated balance sheet and classified as commercial real estate loans held-for-investment. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the trust. Commercial real estate loans held-for-investment are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the loans are deemed impaired.
The following tables summarize the Company’s commercial real estate loans held-for-investment by asset type, property type and geographic location as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
(in thousands)	Mezzanine Loans	First Mortgages	Total	Mezzanine Loans	First Mortgages	Total
Unpaid principal balance	$146,237	$146,350	$292,587	$—	$—	$—
Unamortized (discount) premium	(289)	—	(289)	—	—	—
Unamortized net deferred origination fees	(127)	(1,261)	(1,388)	—	—	—
Carrying value	$145,821	$145,089	$290,910	$—	$—	$—
Unfunded commitments	$—	$6,772	$6,772	$—	$—	$—
Number of loans	5	4	9	—	—	—
Weighted average coupon	8.0%	3.9%	5.9%	—%	—%	—%
Weighted average life (years)	2.4	3.0	2.7	—	—	—

(in thousands)	September 30, 2015		December 31, 2014
Property Type	Carrying Value	% of Commercial Portfolio	Carrying Value	% of Commercial Portfolio
Retail	$104,159	35.8%	$—	—%
Hotel	62,611	21.5%	—	—%
Multifamily	40,930	14.1%	—	—%
Office	83,210	28.6%	—	—%
Total	$290,910	100.0%	$—	—%

(in thousands)	September 30, 2015		December 31, 2014
Geographic Location	Carrying Value	% of Commercial Portfolio	Carrying Value	% of Commercial Portfolio
West	$132,158	45.4%	$—	—%
Southeast	78,302	26.9%	—	—%
Northeast	48,528	16.7%	—	—%
Midwest	31,922	11.0%	—	—%
Total	$290,910	100.0%	$—	—%

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company did not hold any commercial real estate loans held-for-investment as of December 31, 2014. At September 30, 2015, the Company pledged commercial real estate loans held-for-investment with a carrying value of $45.7 million as collateral for repurchase agreements. See Note 16 - Repurchase Agreements.
The following table summarizes activity related to commercial real estate loans held-for-investment for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Balance at beginning of period	$45,605	$—	$—	$—
Originations and purchases	246,644	—	292,200	—
Repayments	—	—	—	—
Net discount accretion (premium amortization)	49	—	98	—
(Increase) decrease in net deferred origination fees	(1,517)	—	(1,517)	—
Amortization of net deferred origination fees	129	—	129	—
Allowance for loan losses	—	—	—	—
Balance at end of period	$290,910	$—	$290,910	$—

The Company evaluates each loan for impairment at least quarterly by assessing the risk factors of each loan and assigning a risk rating based on a variety of factors. Risk factors include property type, geographic and local market dynamics, physical condition, leasing and tenant profile, projected cash flow, loan structure and exit plan, loan-to-value ratio, project sponsorship, and other factors deemed necessary. Risk ratings are defined as follows:

1 –	Lower Risk

2 –	Average Risk

3 –	Acceptable Risk

4 –	Higher Risk: A loan that has exhibited material deterioration in cash flows and/or other credit factors, which, if negative trends continue, could be indicative of future loss.

5 –	Impaired/Loss Likely: A loan that has a significantly increased probability of default or principal loss.

The following table presents the number of loans, unpaid principal balance and carrying value (amortized cost) by risk rating for commercial real estate loans as of September 30, 2015 and December 31, 2014:

(dollars in thousands)	September 30, 2015			December 31, 2014
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1 – 3	9	$292,587	$290,910	—	$—	$—
4 – 5	—	—	—	—	—	—
Total	9	$292,587	$290,910	—	$—	$—

The Company has not recorded any allowances for losses as it is not deemed probable that the Company will not be able to collect all amounts due pursuant to the contractual terms of the loans.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 9. Servicing Activities
Mortgage Servicing Rights, at Fair Value
One of the Company’s wholly owned subsidiaries has approvals from Fannie Mae, Freddie Mac, and Ginnie Mae, to hold and manage MSR, which represent the right to control the servicing of mortgage loans. The Company and its subsidiaries do not originate or directly service mortgage loans, and instead contract with fully licensed subservicers to handle substantially all servicing functions for the loans underlying the Company’s MSR. The following table summarizes activity related to MSR for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Balance at beginning of period	$437,576	$500,490	$452,006	$514,402
Additions from purchases of servicing rights	67,175	7,542	75,709	61,835
Additions from sales of residential mortgage loans	752	—	1,568	—
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	(55,618)	3,964	(73,267)	(31,941)
Other changes in fair value (1)	(5,931)	(14,674)	(23,050)	(41,101)
Other changes (2)	3,391	1,144	14,379	(4,729)
Balance at end of period	$447,345	$498,466	$447,345	$498,466
____________________

(1)	Other changes in fair value primarily represents changes due to the realization of expected cash flows.

(2)	Other changes includes purchase price adjustments, contractual prepayment protection, and changes due to the Company’s purchase of the underlying collateral.

As of September 30, 2015 and December 31, 2014, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(in thousands)	September 30, 2015	December 31, 2014
Weighted average prepayment speed:	13.0%	11.9%
Impact on fair value of 10% adverse change	$(19,683)	$(14,012)
Impact on fair value of 20% adverse change	$(38,024)	$(31,640)
Weighted average delinquency:	3.7%	5.6%
Impact on fair value of 10% adverse change	$(3,579)	$(3,616)
Impact on fair value of 20% adverse change	$(5,368)	$(6,780)
Weighted average discount rate:	10.3%	9.5%
Impact on fair value of 10% adverse change	$(14,315)	$(16,272)
Impact on fair value of 20% adverse change	$(28,183)	$(31,640)

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
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Servicing fee income	$31,073	$31,390	$91,896	$94,340
Ancillary fee income	535	588	1,650	1,632
Float income	402	286	1,067	601
Total	$32,010	$32,264	$94,613	$96,573

Mortgage Servicing Advances
In connection with the servicing of loans, the Company’s subservicers make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances, including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances, which are funded by the Company, totaled $31.0 million and $27.5 million and were included in other assets on the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of loans owned and classified as residential mortgage loans held-for-sale, loans held in consolidated VIEs classified as residential mortgage loans held-for-investment in securitization trusts and loans underlying MSR. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Residential mortgage loans held-for-sale	1,374	$765,246	1,008	$534,101
Residential mortgage loans held-for-investment in securitization trusts	421	305,860	487	358,458
Mortgage servicing rights (1)	232,323	48,117,293	224,073	44,949,061
Total serviced mortgage assets	234,118	$49,188,399	225,568	$45,841,620
____________________

(1)	Includes residential mortgage loans held-for-investment in securitization trusts for which the Company is the named servicing administrator.

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
The following table presents the Company’s restricted cash balances as of September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Restricted cash balances held by trading counterparties:
For securities and loan trading activity	$12,250	$12,000
For derivatives trading activity	252,474	211,989
As restricted collateral for repurchase agreements and Federal Home Loan Bank advances	118,958	112,435
Total restricted cash balances held by trading counterparties	383,682	336,424
Restricted cash balance pursuant to letter of credit on office lease	347	347
Total	$384,029	$336,771

Note 11. Accrued Interest Receivable
The following table presents the Company’s accrued interest receivable by collateral type:

(in thousands)	September 30, 2015	December 31, 2014
Accrued Interest Receivable:
U.S. Treasuries	$—	$8,084
Mortgage-backed securities:
Agency
Federal Home Loan Mortgage Corporation	7,767	8,734
Federal National Mortgage Association	17,117	22,392
Government National Mortgage Association	8,483	10,290
Non-Agency	3,227	3,835
Total mortgage-backed securities	36,594	45,251
Residential mortgage loans held-for-sale	3,014	1,997
Residential mortgage loans held-for-investment in securitization trusts	16,016	10,197
Commercial real estate loans held-for-investment	626	—
Total	$56,250	$65,529

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
Balance Sheet Presentation
In accordance with ASC 815, Derivatives and Hedging, or ASC 815, the Company records derivative financial instruments on its condensed consolidated balance sheets as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative instruments and whether they qualify for hedge accounting treatment. Due to the volatility of the credit markets and difficulty in effectively matching pricing or cash flows, the Company has elected to treat all current derivative contracts as trading instruments.
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading instruments as of September 30, 2015 and December 31, 2014.

(in thousands)	September 30, 2015
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$172,702	$985,901	$—	$—
Interest rate swap agreements	56,447	6,014,000	(69,325)	8,011,523
Credit default swaps	—	—	(923)	125,000
Swaptions, net	57,519	9,150,000	(2,355)	860,000
TBAs	9,267	1,332,000	(3,820)	550,000
Put and call options for TBAs, net	2	1,000,000	—	—
Constant maturity swaps	—	—	—	—
Markit IOS total return swaps	—	—	(4,992)	887,964
Forward purchase commitments	794	418,074	(58)	83,118
Total	$296,731	$18,899,975	$(81,473)	$10,517,605

(in thousands)	December 31, 2014
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$188,592	$1,168,226	$—	$—
Interest rate swap agreements	55,471	9,569,000	(65,392)	9,015,000
Credit default swaps	—	—	(1,672)	125,000
Swaptions, net	121,591	9,550,000	(4,999)	2,860,000
TBAs	10,350	875,000	(17,687)	2,200,000
Put and call options for TBAs, net	90	2,000,000	—	—
Constant maturity swaps	2,013	12,000,000	(483)	2,000,000
Markit IOS total return swaps	1,387	598,459	—	—
Forward purchase commitments	1,297	554,838	—	—
Total	$380,791	$36,315,523	$(90,233)	$16,200,000

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Comprehensive (Loss) Income Statement Presentation
The Company has not applied hedge accounting to its current derivative portfolio held to mitigate the interest rate risk and credit risk associated with its portfolio. As a result, the Company is subject to volatility in its earnings due to movement in the unrealized gains and losses associated with its interest rate swaps and its other derivative instruments.
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive (loss) income on the Company’s derivative trading instruments:

(in thousands)
Trading Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Interest rate risk management
TBAs (1)	(Loss) gain on other derivative instruments	$(2,982)	$1,031	$(25,677)	$(46,749)
Short U.S. Treasuries (1)	(Loss) gain on other derivative instruments	—	—	125	(8)
Put and call options for TBAs (1)	(Loss) gain on other derivative instruments	(1,358)	(3,825)	6,848	(10,144)
Put and call options for U.S. Treasuries (1)	(Loss) gain on other derivative instruments	—	—	(837)	—
Constant maturity swaps (1)	(Loss) gain on other derivative instruments	—	1,306	6,164	6,734
Interest rate swap agreements - Receivers (1)	(Loss) gain on interest rate swap and swaption agreements	86,672	(2,749)	86,528	104,193
Interest rate swap agreements - Payers (1)	(Loss) gain on interest rate swap and swaption agreements	(70,546)	21,288	(102,392)	(38,473)
Swaptions (1)	(Loss) gain on interest rate swap and swaption agreements	(66,809)	(22,827)	(65,563)	(192,635)
Markit IOS total return swaps (1)	(Loss) gain on other derivative instruments	(5,966)	48	(23,492)	(1,324)
Interest rate swap agreements - Payers (2)	(Loss) gain on interest rate swap and swaption agreements	(120,973)	32,807	(171,720)	(66,113)
Credit risk management
Credit default swaps - Receive protection (3)	(Loss) gain on other derivative instruments	(75)	(71)	(199)	1,905
Non-risk management
TBAs	(Loss) gain on other derivative instruments	—	—	—	(4,701)
Inverse interest-only securities	(Loss) gain on other derivative instruments	9,926	7,567	34,096	41,942
Forward purchase commitments	Gain (loss) on residential mortgage loans held-for-sale	2,834	(1,446)	(1,327)	2,300
Total		$(169,277)	$33,129	$(257,446)	$(203,073)
____________________

(1)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s investment portfolio.

(2)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s repurchase agreements and FHLB advances.

(3)	Includes derivative instruments held to mitigate credit risk associated with the Company’s non-Agency RMBS and residential mortgage loans held-for-sale.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and nine months ended September 30, 2015, the Company recognized $19.4 million and $73.1 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $15.4 billion and $16.8 billion notional, respectively, and receiving either LIBOR interest or a fixed interest rate. For the three and nine months ended September 30, 2014, the Company recognized $26.8 million and $59.5 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $28.6 billion and $23.8 billion notional, respectively, and receiving either LIBOR interest or a fixed interest rate.
The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$1,049,743	$—	$(63,842)	$985,901	$1,020,199	$—
Interest rate swap agreements	16,225,523	5,280,000	(7,480,000)	14,025,523	15,371,175	(24,948)
Credit default swaps	125,000	—	—	125,000	125,000	—
Swaptions, net	9,410,000	—	600,000	10,010,000	9,481,739	(36,960)
TBAs, net	(1,024,000)	(468,000)	2,274,000	782,000	(343,272)	(13,615)
Short U.S. Treasuries	—	—	—	—	—	—
Put and call options for TBAs, net	—	1,000,000	—	1,000,000	163,043	—
Put and call options for U.S. Treasuries, net	—	—	—	—	—	—
Constant maturity swaps	—	—	—	—	—	—
Markit IOS total return swaps	988,409	176,807	(277,252)	887,964	828,323	(2,368)
Forward purchase commitments	626,660	941,480	(1,066,948)	501,192	576,251	(392)
Total	$27,401,335	$6,930,287	$(6,014,042)	$28,317,580	$27,222,458	$(78,283)

	Three Months Ended September 30, 2014
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$1,323,650	$—	$(111,685)	$1,211,965	$1,261,098	$221
Interest rate swap agreements	23,628,148	12,206,450	(8,063,943)	27,770,655	28,607,951	4,197
Credit default swaps	125,000	—	—	125,000	125,000	—
Swaptions, net	11,450,000	2,710,000	(6,500,000)	7,660,000	7,972,500	(49,509)
TBAs, net	(372,000)	(3,316,000)	2,998,000	(690,000)	830,435	(5,177)
Short U.S. Treasuries	—	—	—	—	—	—
Put and call options for TBAs, net	—	2,000,000	—	2,000,000	336,957	(1,016)
Constant maturity swaps	6,000,000	24,000,000	(12,000,000)	18,000,000	15,032,609	344
Markit IOS total return swaps	576,478	49,669	(14,162)	611,985	593,092	—
Forward purchase commitments	647,941	721,551	(1,043,116)	326,376	547,904	1,893
Total	$43,379,217	$38,371,670	$(24,734,906)	$57,015,981	$55,307,546	$(49,047)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30, 2015
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$1,168,226	$12,563	$(194,888)	$985,901	$1,081,376	$64
Interest rate swap agreements	18,584,000	22,393,227	(26,951,704)	14,025,523	16,753,347	(92,816)
Credit default swaps	125,000	—	—	125,000	125,000	—
Swaptions, net	12,410,000	7,050,000	(9,450,000)	10,010,000	10,862,930	(32,168)
TBAs, net	(1,325,000)	(11,330,000)	13,437,000	782,000	(729,916)	(38,461)
Short U.S. Treasuries	—	(50,000)	50,000	—	—	125
Put and call options for TBAs, net	2,000,000	1,250,000	(2,250,000)	1,000,000	(183,150)	7,796
Put and call options for U.S. Treasuries, net	—	500,000	(500,000)	—	916	(837)
Constant maturity swaps	14,000,000	6,000,000	(20,000,000)	—	3,018,315	7,694
Markit IOS total return swaps	598,459	1,601,350	(1,311,845)	887,964	968,223	(11,296)
Forward purchase commitments	554,838	3,048,411	(3,102,057)	501,192	634,356	(766)
Total	$48,115,523	$30,475,551	$(50,273,494)	$28,317,580	$32,531,397	$(160,665)

	Nine Months Ended September 30, 2014
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$1,525,845	$—	$(313,880)	$1,211,965	$1,367,332	$414
Interest rate swap agreements	19,619,000	23,615,598	(15,463,943)	27,770,655	23,778,725	1,193
Credit default swaps	427,073	—	(302,073)	125,000	142,940	(13,705)
Swaptions, net	5,130,000	9,860,000	(7,330,000)	7,660,000	9,117,546	(52,905)
TBAs, net	603,000	(6,240,000)	4,947,000	(690,000)	673,509	(19,854)
Short U.S. Treasuries	—	(125,000)	125,000	—	458	2
Put and call options for TBAs, net	—	3,500,000	(1,500,000)	2,000,000	498,168	(6,348)
Constant maturity swaps	10,000,000	36,000,000	(28,000,000)	18,000,000	10,219,780	2,771
Markit IOS total return swaps	49,629	586,550	(24,194)	611,985	381,913	—
Forward purchase commitments	12,063	1,780,257	(1,465,944)	326,376	320,117	2,195
Total	$37,366,610	$68,977,405	$(49,328,034)	$57,015,981	$46,500,488	$(86,237)
____________________

(1)	Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Derivative fair value adjustments are reflected within the unrealized loss on interest rate swaps and swaptions, unrealized gain on other derivative instruments, and gain on residential mortgage loans held-for-sale line items within the operating activities section of the condensed consolidated statements of cash flows. Realized gains and losses on interest rate swap and swaption agreements are reflected within the loss on termination and option expiration of interest rate swaps and swaptions line item within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the short sales and purchases of other derivative instruments, proceeds from sales of other derivative instruments, net and decrease in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.

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
As of September 30, 2015 and December 31, 2014, the Company had outstanding fair value of $45.2 million and $55.7 million, respectively, of interest-only securities in place to economically hedge its investment securities. These interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.
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
As of September 30, 2015, $1.3 billion of the Company’s long notional TBA positions and $0.6 billion of the Company’s short notional TBA positions were held in order to economically hedge portfolio risk. As of December 31, 2014, $0.9 billion of the Company’s long notional TBA positions and $2.2 billion of the Company’s short notional TBA positions were held in order to economically hedge portfolio risk. The Company discloses these positions on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$1,332,000	$1,363,929	$1,373,196	$9,267	$—
Sale contracts	(550,000)	(572,344)	(576,164)	—	(3,820)
TBAs, net	$782,000	$791,585	$797,032	$9,267	$(3,820)

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

Put and Call Options for TBAs. As of September 30, 2015, the Company had purchased put options for TBAs with a notional amount of $1.0 billion and paid upfront premiums of approximately $1.5 million. Each of the options expired in October 2015. The put and call options had a net fair market value of $1,892 included in derivative assets, at fair value, in the condensed consolidated balance sheet as of September 30, 2015. As of December 31, 2014, the Company had purchased put options for TBAs with a notional amount of $2.0 billion and paid upfront premiums of approximately $0.6 million. The put options had a net fair market value of $0.1 million included in derivative assets, at fair value, in the condensed consolidated balance sheet as of December 31, 2014.
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

The Company did not have any constant maturity swap agreements in place at September 30, 2015.
Interest Rate Swap Agreements. As of September 30, 2015 and December 31, 2014, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk associated with the Company’s investment portfolio whereby the Company receives interest at a three-month LIBOR rate:

(notional in thousands)
September 30, 2015
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2018	$2,040,000	1.563%	0.332%	3.19
2020 and Thereafter	1,210,000	2.164%	0.321%	5.33
Total	$3,250,000	1.787%	0.328%	3.99

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(notional in thousands)
December 31, 2014
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2017	$2,000,000	1.070%	0.229%	2.54
2018	2,040,000	1.563%	0.238%	3.94
2019 and Thereafter	900,000	2.378%	0.255%	6.24
Total	$4,940,000	1.512%	0.237%	3.80

Additionally, as of September 30, 2015 and December 31, 2014, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk associated with the Company’s investment portfolio whereby the Company pays interest at a three-month LIBOR rate:

(notional in thousands)
September 30, 2015
Swaps Maturities	Notional Amounts	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2018	$575,000	0.333%	1.440%	3.14
2020 and Thereafter	2,189,000	0.323%	2.485%	7.66
Total	$2,764,000	0.326%	2.268%	6.72

(notional in thousands)
December 31, 2014
Swaps Maturities	Notional Amounts	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2018	$575,000	0.231%	1.440%	3.89
2019 and Thereafter	1,579,000	0.239%	2.794%	9.19
Total	$2,154,000	0.237%	2.433%	7.77

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2015 and December 31, 2014, the Company had the following outstanding interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) associated with the Company’s short-term repurchase agreements and FHLB advances:

(notional in thousands)
September 30, 2015
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2016	$1,700,000	0.698%	0.324%	0.98
2017	2,375,000	0.864%	0.312%	1.84
2018	800,000	0.944%	0.318%	2.39
2019	350,000	1.730%	0.303%	3.69
2020 and Thereafter	2,786,523	1.845%	0.305%	7.37
Total	$8,011,523	1.216%	0.312%	3.72

(notional in thousands)
December 31, 2014
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2016	$4,100,000	0.667%	0.249%	1.65
2017	5,285,000	1.063%	0.248%	2.55
2018	625,000	0.945%	0.233%	3.08
2019 and Thereafter	1,480,000	2.408%	0.235%	7.70
Total	$11,490,000	1.089%	0.246%	2.92

Interest Rate Swaptions. As of September 30, 2015 and December 31, 2014, the Company had the following outstanding interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would either pay or receive a fixed rate) that were utilized as macro-economic hedges:

	September 30, 2015
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$14,612	$86	1.68	$3,600,000	2.63%	3M Libor	5.7
Payer	≥ 6 Months	227,828	70,103	49.01	8,310,000	3.94%	3M Libor	6.5
Total Payer		$242,440	$70,189	48.98	$11,910,000	3.55%	3M Libor	6.3

Sale contracts:
Payer	≥ 6 Months	$(81,248)	$(9,176)	21.02	$(800,000)	3.44%	3M Libor	10.0
Total Payer		$(81,248)	$(9,176)	21.02	$(800,000)	3.44%	3M Libor	10.0

Receiver	< 6 Months	$(4,400)	$(5,849)	1.78	$(1,100,000)	3M Libor	1.49%	7.3
Total Receiver		$(4,400)	$(5,849)	1.78	$(1,100,000)	3M Libor	1.49%	7.3

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2014
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	≥ 6 Months	$255,358	$130,120	56.62	$8,210,000	4.12%	3M Libor	7.4
Total Payer		$255,358	$130,120	56.62	$8,210,000	4.12%	3M Libor	7.4

Receiver	< 6 Months	$10,715	$6,462	3.38	$5,000,000	3M Libor	1.35%	5.0
Total Receiver		$10,715	$6,462	3.38	$5,000,000	3M Libor	1.35%	5.0

Sale contracts:
Payer	≥ 6 Months	$(81,248)	$(19,990)	30.02	$(800,000)	3.44%	3M Libor	10.0
Total Payer		$(81,248)	$(19,990)	30.02	$(800,000)	3.44%	3M Libor	10.0

Markit IOS Total Return Swaps. The Company also enters into total return swaps (agreements whereby the Company receives or makes payments based on the total return of an underlying instrument or index, such as the Markit IOS Index, in exchange for fixed or floating rate interest payments) to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our investment portfolio (referred to as “convexity risk”). Total return swaps based on the Markit IOS Index are intended to synthetically replicate the performance of interest-only securities. The Company had the following total return swap agreements in place at September 30, 2015 and December 31, 2014:

(notional and dollars in thousands)
September 30, 2015
Maturity Date	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain (Loss)
January 12, 2043	$(378,890)	$(1,808)	$(866)	$(2,674)
January 12, 2044	(332,924)	(1,589)	(1,679)	(3,268)
January 12, 2045	(176,150)	(1,595)	782	(813)
Total	$(887,964)	$(4,992)	$(1,763)	$(6,755)

(notional and dollars in thousands)
December 31, 2014
Maturity Date	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain (Loss)
January 12, 2043	$(411,281)	$763	$(1,457)	$(694)
January 12, 2044	(187,178)	624	(275)	349
Total	$(598,459)	$1,387	$(1,732)	$(345)

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
As of September 30, 2015 and December 31, 2014, the Company held credit default swaps whereby the Company received credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company’s credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.
The following tables present credit default swaps whereby the Company is receiving protection held as of September 30, 2015 and December 31, 2014:

(notional and dollars in thousands)
September 30, 2015
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable) Receivable	Unrealized Gain (Loss)
Receive	June 20, 2016	105.50	$(100,000)	$(704)	$(260)	$(964)
	December 20, 2016	496.00	(25,000)	(219)	(4,062)	(4,281)
	Total	183.60	$(125,000)	$(923)	$(4,322)	$(5,245)

(notional and dollars in thousands)
December 31, 2014
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable) Receivable	Unrealized Gain (Loss)
Receive	June 20, 2016	105.50	$(100,000)	$(1,350)	$(260)	$(1,610)
	December 20, 2016	496.00	(25,000)	(322)	(4,062)	(4,384)
	Total	183.60	$(125,000)	$(1,672)	$(4,322)	$(5,994)

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of September 30, 2015, the fair value of derivative financial instruments as an asset and liability position was $296.7 million and $81.5 million, respectively.
The Company attempts to mitigate its credit risk exposure on derivative financial instruments by limiting its counterparties to banks and financial institutions that meet established credit guidelines. The Company also seeks spread its credit risk exposure across multiple counterparties in order to reduce the exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty or clearing agency, in the case of centrally cleared interest rate swaps, upon occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties and clearing agencies, which require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. As of September 30, 2015, the Company has received cash deposits from counterparties of $50.4 million and placed cash deposits of $256.2 million in accounts maintained by counterparties, of which the amounts are netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the Company’s condensed consolidated balance sheet.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Non-Risk Management Activities
The Company has entered into certain financial instruments that are considered derivative contracts under ASC 815 that are not for purposes of hedging. These contracts are currently limited to forward purchase commitments, TBAs and inverse interest-only RMBS.
Commitments to Purchase Residential Mortgage Loans Held-for-Sale. Prior to a mortgage loan purchase, the Company may enter into forward purchase commitments with counterparties whereby the Company commits to purchasing the loans at a particular interest rate, provided the borrower elects to close the loan. These commitments to purchase mortgage loans have been defined as derivatives and are, therefore, recorded on the Company’s condensed consolidated balance sheets as assets or liabilities and measured at fair value. Subsequent changes in fair value are recorded on the Company’s condensed consolidated balance sheets as adjustments to the carrying value of these assets or liabilities with a corresponding adjustment recognized in current period earnings. As of September 30, 2015 and December 31, 2014, the Company had outstanding commitments to purchase $501.2 million and $554.8 million of mortgage loans, subject to fallout if the loans do not close, with a fair value asset of $0.8 million and a fair value liability of $0.1 million at September 30, 2015 and a fair value asset of $1.3 million at December 31, 2014, respectively.
Inverse Interest-Only Securities. As of September 30, 2015 and December 31, 2014, inverse interest-only securities with a carrying value of $172.7 million and $188.6 million, including accrued interest receivable of $1.8 million and $2.2 million, respectively, are accounted for as derivative financial instruments in the condensed consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Face Value	$985,901	$1,168,226
Unamortized premium	—	—
Unamortized discount
Designated credit reserve	—	—
Net, unamortized	(837,670)	(991,715)
Amortized Cost	148,231	176,511
Gross unrealized gains	23,996	14,162
Gross unrealized losses	(1,344)	(4,269)
Carrying Value	$170,883	$186,404

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 13. Other Assets
Other assets as of September 30, 2015 and December 31, 2014 are summarized in the following table:

(in thousands)	September 30, 2015	December 31, 2014
Property and equipment at cost	$5,725	$4,849
Accumulated depreciation (1)	(2,927)	(1,941)
Net property and equipment	2,798	2,908
Prepaid expenses	1,119	1,790
Income taxes receivable	6,854	—
Deferred tax assets, net	56,240	40,847
Servicing advances	30,955	27,490
Federal Home Loan Bank stock	153,650	100,010
Equity investments	3,000	3,000
Other receivables	16,735	12,534
Total other assets	$271,351	$188,579
____________________

(1)	Depreciation expense for the three and nine months ended September 30, 2015 was $0.3 million and $1.0 million, respectively.

Note 14. Other Liabilities
Other liabilities as of September 30, 2015 and December 31, 2014 are summarized in the following table:

(in thousands)	September 30, 2015	December 31, 2014
Accrued expenses	$34,423	$29,819
Accrued interest payable	18,992	23,772
Income taxes payable	160	1,375
Other	19,986	9,473
Total other liabilities	$73,561	$64,439

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
Investment securities. The Company holds a portfolio of AFS and trading securities that are carried at fair value in the condensed consolidated balance sheets. AFS securities are primarily comprised of Agency and non-Agency RMBS while the Company’s U.S. Treasuries are classified as trading securities. The Company determines the fair value of its U.S. Treasuries and Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of its non-Agency RMBS, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company did not hold any U.S. Treasuries at September 30, 2015. The Company classified 100% of its RMBS AFS securities reported at fair value as Level 2 at September 30, 2015. AFS securities account for 71.8% of all assets reported at fair value at September 30, 2015.
Residential mortgage loans held-for-sale. The Company holds residential mortgage loans held-for-sale that are carried at fair value in the condensed consolidated balance sheets as a result of a fair value option election. The Company determines fair value of its residential mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 93.1% and 6.9% of its residential mortgage loans held-for-sale as Level 2 and Level 3 fair value assets, respectively, at September 30, 2015.
Residential mortgage loans held-for-investment in securitization trusts. The Company recognizes on its condensed consolidated balance sheets residential mortgage loans held-for-investment in securitization trusts that are carried at fair value as a result of a fair value option election. An entity is allowed to measure both the financial assets and financial liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the Company’s securitization trusts are considered qualifying CFEs, the Company determines the fair value of these residential mortgage loans based on the fair value of its collateralized borrowings in securitization trusts and its retained interests from the Company’s on-balance sheet securitizations (eliminated in consolidation in accordance with U.S. GAAP), as the fair value of these instruments is more observable. The Company classified 100% of its residential mortgage loans held-for-investment in securitization trusts as Level 2 fair value assets at September 30, 2015.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the condensed consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing providers. Although MSR transactions are observable in the marketplace, the valuation is based upon cash flow models that include unobservable market data inputs (including prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its MSR as Level 3 fair value assets at September 30, 2015.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, swaptions, put and call options for TBAs and U.S. Treasuries, credit default swaps, constant maturity swaps and Markit IOS total return swaps. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, swaptions, put and call options for TBAs and U.S. Treasuries, credit default swaps, constant maturity swaps and total returns swaps reported at fair value as Level 2 at September 30, 2015.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company also enters into certain other derivative financial instruments, such as TBAs, short U.S. Treasuries and inverse interest-only securities. These instruments are similar in form to the Company’s AFS and trading securities and the Company utilizes a pricing service to value TBAs and broker quotes to value short U.S. Treasuries and inverse interest-only securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at September 30, 2015. The Company reported 100% of its TBAs as Level 1 as of September 30, 2015. The Company did not hold any short U.S. Treasuries at September 30, 2015.
The Company may also enter into forward purchase commitments on residential mortgage loans whereby the Company commits to purchasing the loans at a particular interest rate. The fair value of these derivatives is determined based on prices currently offered in the marketplace for new commitments. Fallout assumptions if the borrower elects not to close the loan are applied to the pricing. As of September 30, 2015, the Company had outstanding commitments to purchase $501.2 million of mortgage loans, subject to fallout if the loans do not close, with a fair value asset of $0.8 million and a fair value liability of $0.1 million. The Company classified 100% of the forward purchase commitments reported at fair value as Level 2 at September 30, 2015.
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
Collateralized borrowings in securitization trusts. The Company recognizes on its condensed consolidated balance sheets collateralized borrowings that are carried at fair value as a result of a fair value option election. In determining the fair value of its collateralized borrowings, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its collateralized borrowings in securitization trusts as Level 2 fair value liabilities at September 30, 2015.

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

	Recurring Fair Value Measurements
	At September 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$11,433,195	$—	$11,433,195
Residential mortgage loans held-for-sale	—	714,654	53,354	768,008
Residential mortgage loans held-for-investment in securitization trusts	—	2,978,586	—	2,978,586
Mortgage servicing rights	—	—	447,345	447,345
Derivative assets	9,267	287,464	—	296,731
Total assets	$9,267	$15,413,899	$500,699	$15,923,865
Liabilities
Collateralized borrowings in securitization trusts	$—	$1,990,769	$—	$1,990,769
Derivative liabilities	3,820	77,653	—	81,473
Total liabilities	$3,820	$2,068,422	$—	$2,072,242

	Recurring Fair Value Measurements
	At December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$14,341,102	$—	$14,341,102
Trading securities	1,997,656	—	—	1,997,656
Residential mortgage loans held-for-sale	—	500,159	35,553	535,712
Residential mortgage loans held-for-investment in securitization trusts	—	1,744,746	—	1,744,746
Mortgage servicing rights	—	—	452,006	452,006
Derivative assets	10,350	370,441	—	380,791
Total assets	$2,008,006	$16,956,448	$487,559	$19,452,013
Liabilities
Collateralized borrowings in securitization trusts	$—	$1,209,663	$—	$1,209,663
Derivative liabilities	17,687	72,546	—	90,233
Total liabilities	$17,687	$1,282,209	$—	$1,299,896

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of September 30, 2015, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the reconciliation for all of the Company’s Level 3 assets measured at fair value on a recurring basis:

	Level 3 Recurring Fair Value Measurements
	Three Months Ended				Nine Months Ended
	September 30, 2015				September 30, 2015
(in thousands)	Residential Mortgage Loans Held-For-Sale		Mortgage Servicing Rights		Residential Mortgage Loans Held-For-Sale		Mortgage Servicing Rights
Beginning of period level 3 fair value	$61,500		$437,576		$35,553		$452,006
Gains (losses) included in net (loss) income:
Realized gains (losses)	8,242		(5,931)		23,854		(23,050)
Unrealized gains (losses)	(1,123)	(1)	(55,618)	(3)	(346)	(1)	(73,267)	(3)
Total net gains (losses) included in net (loss) income	7,119		(61,549)		23,508		(96,317)
Other comprehensive (loss) income	—		—		—		—
Purchases	71,963		67,927		203,683		77,277
Sales	(63,782)		—		(139,672)		—
Settlements	(23,446)		3,391		(69,718)		14,379
Gross transfers into level 3	—		—		—		—
Gross transfers out of level 3	—		—		—		—
End of period level 3 fair value	$53,354		$447,345		$53,354		$447,345
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(84)	(2)	$(55,618)	(4)	$182	(2)	$(73,267)	(4)
___________________

(1)
For the three and nine months ended September 30, 2015, the change in unrealized gains or losses on residential mortgage loans held-for-sale was recorded in gain (loss) on residential mortgage loans held-for-sale on the condensed consolidated statements of comprehensive (loss) income.

(2)
For the three and nine months ended September 30, 2015, the change in unrealized gains or losses on residential mortgage loans held-for-sale that were held at the end of the reporting period was recorded in gain (loss) on residential mortgage loans held-for-sale on the condensed consolidated statements of comprehensive (loss) income.

(3)
For the three and nine months ended September 30, 2015, the change in unrealized gains or losses on MSR was recorded in loss on servicing asset on the condensed consolidated statements of comprehensive (loss) income.

(4)
For the three and nine months ended September 30, 2015, the change in unrealized gains or losses on MSR that were held at the end of the reporting period was recorded in loss on servicing asset on the condensed consolidated statements of comprehensive (loss) income.

The Company did not incur transfers between Level 1, Level 2 or Level 3 during the nine months ended September 30, 2015. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company also used a third-party pricing provider in the fair value measurement of its Level 3 MSR. The table below presents information about the significant unobservable inputs used by the third-party pricing provider in the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at September 30, 2015:

As of September 30, 2015
Valuation Technique	Unobservable Input (1)	Range			Weighted Average
Discounted cash flow	Constant prepayment speed	10.4	-	14.9%	13.0%
	Delinquency	3.4	-	3.9%	3.7%
	Discount rate	8.9	-	11.4%	10.3%
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

Fair Value Option for Financial Assets and Financial Liabilities
On July 1, 2015, the Company elected the fair value option for Agency interest-only securities and GSE credit risk transfer securities acquired on or after such date. The fair value option was elected to simplify the reporting of changes in fair value. Agency interest-only securities and GSE credit risk transfer securities are carried within AFS securities on the condensed consolidated balance sheets. The Company’s policy is to separately record interest income, net of premium amortization or including discount accretion, on these fair value elected securities. Fair value adjustments are reported in gain on investment securities on the condensed consolidated statements of comprehensive (loss) income.
The Company elected the fair value option for the residential mortgage loans it has acquired. The fair value option was elected to mitigate earnings volatility by better matching the accounting for the assets with the related hedges. The mortgage loans are carried within residential mortgage loans held-for-sale on the condensed consolidated balance sheets. The Company’s policy is to separately record interest income on these fair value elected loans. Upfront fees and costs related to the fair value elected loans are not deferred or capitalized. Fair value adjustments are reported in gain (loss) on residential mortgage loans held-for-sale on the condensed consolidated statements of comprehensive (loss) income.
The Company also elected the fair value option for both the residential mortgage loans held-for-investment in securitization trusts and the collateralized borrowings in securitization trusts carried on the condensed consolidated balance sheets. The fair value option was elected to better reflect the economics of the Company’s retained interests. The Company’s policy is to separately record interest income on the fair value elected loans and interest expense on the fair value elected borrowings. Upfront fees and costs are not deferred or capitalized. Fair value adjustments are reported in other income (loss) on the condensed consolidated statements of comprehensive (loss) income.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the fair value option elections and information regarding the line items and amounts recognized in the condensed consolidated statements of comprehensive (loss) income for each fair value option-elected item.

	Three Months Ended September 30, 2015
(in thousands)	Interest income (expense)		Gain on investment securities	Gain (loss) on residential mortgage loans held-for-sale	Other income (loss)	Total included in net (loss)income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$89		$(47)	$—	$—	$42	N/A
Residential mortgage loans held-for-sale	9,479	(1)	—	12,814	—	22,293	$721	(2)
Residential mortgage loans held-for-investment in securitization trusts	24,841	(1)	—	—	16,006	40,847	—	(3)
Liabilities
Collateralized borrowings in securitization trusts	(15,562)		—	—	(14,922)	(30,484)	—	(3)
Total	$18,847		$(47)	$12,814	$1,084	$32,698	$721

	Three Months Ended September 30, 2014
(in thousands)	Interest income (expense)		Gain on investment securities	Gain (loss) on residential mortgage loans held-for-sale	Other income (loss)	Total included in net (loss)income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$—		$—	$—	$—	$—	N/A
Residential mortgage loans held-for-sale	5,268	(1)	—	(941)	—	4,327	$(299)	(2)
Residential mortgage loans held-for-investment in securitization trusts	9,526	(1)	—	—	(6,924)	2,602	—	(3)
Liabilities
Collateralized borrowings in securitization trusts	(5,678)		—	—	4,722	(956)	—	(3)
Total	$9,116		$—	$(941)	$(2,202)	$5,973	$(299)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30, 2015
(in thousands)	Interest income (expense)		Gain on investment securities	Gain (loss) on residential mortgage loans held-for-sale	Other income (loss)	Total included in net (loss)income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$89		$(47)	$—	$—	$42	N/A
Residential mortgage loans held-for-sale	21,268	(1)	—	18,861	—	40,129	$751	(2)
Residential mortgage loans held-for-investment in securitization trusts	64,908	(1)	—	—	(33,088)	31,820	—	(3)
Liabilities
Collateralized borrowings in securitization trusts	(39,401)		—	—	13,647	(25,754)	—	(3)
Total	$46,864		$(47)	$18,861	$(19,441)	$46,237	$751

	Nine Months Ended September 30, 2014
(in thousands)	Interest income (expense)		Gain on investment securities	Gain (loss) on residential mortgage loans held-for-sale	Other income (loss)	Total included in net (loss)income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$—		$—	$—	$—	$—	N/A
Residential mortgage loans held-for-sale	12,553	(1)	—	3,933	—	16,486	$770	(2)
Residential mortgage loans held-for-investment in securitization trusts	25,180	(1)	—	—	31,681	56,861	—	(3)
Liabilities
Collateralized borrowings in securitization trusts	(16,623)		—	—	(12,741)	(29,364)	—	(3)
Total	$21,110		$—	$3,933	$18,940	$43,983	$770
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

	September 30, 2015		December 31, 2014
(in thousands)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Residential mortgage loans held-for-sale
Total loans	$765,246	$768,008	$534,101	$535,712
Nonaccrual loans	$35,947	$30,829	$26,405	$20,574
Loans 90+ days past due	$31,487	$26,713	$25,263	$19,675
Residential mortgage loans held-for-investment in securitization trusts
Total loans	$2,936,810	$2,978,586	$1,699,748	$1,744,746
Nonaccrual loans	$860	$877	$—	$—
Loans 90+ days past due	$860	$877	$—	$—
Collateralized borrowings in securitization trusts
Total borrowings	$2,002,339	$1,990,769	$1,218,589	$1,209,663
____________________

(1)	Excludes accrued interest receivable.

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

•
AFS securities, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts, MSR, derivative assets and liabilities, and collateralized borrowings in securitization trusts are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the Fair Value Measurements section of this Note 15.

•
Commercial real estate loans held-for-investment are carried at cost, net of any unamortized premiums or discounts, unless deemed impaired. Because the Company has not yet recorded any allowances for losses and the rates and terms of the commercial real estate loans held at September 30, 2015 are similar to those observed in the market, carrying value, or amortized cost, approximates fair value. The Company categorizes the fair value measurement of these assets as Level 2.

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

•
The carrying value of repurchase agreements and FHLB advances that mature in less than one year generally approximates fair value due to the short maturities. The Company holds $3.7 billion of FHLB advances that are considered long-term. The Company’s long-term FHLB advances have floating rates based on an index plus a spread and, for members of the FHLB, the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities	$11,433,195	$11,433,195	$14,341,102	$14,341,102
Trading securities	$—	$—	$1,997,656	$1,997,656
Residential mortgage loans held-for-sale	$768,008	$768,008	$535,712	$535,712
Residential mortgage loans held-for-investment in securitization trusts	$2,978,586	$2,978,586	$1,744,746	$1,744,746
Commercial real estate loans held-for-investment	$290,910	$290,910	$—	$—
Mortgage servicing rights	$447,345	$447,345	$452,006	$452,006
Cash and cash equivalents	$811,839	$811,839	$1,005,792	$1,005,792
Restricted cash	$384,029	$384,029	$336,771	$336,771
Derivative assets	$296,731	$296,731	$380,791	$380,791
Federal Home Loan Bank stock	$153,650	$153,650	$100,010	$100,010
Equity investments	$3,000	$3,000	$3,000	$3,000
Liabilities
Repurchase agreements	$7,982,928	$7,982,928	$12,932,463	$12,932,463
Collateralized borrowings in securitization trusts	$1,990,769	$1,990,769	$1,209,663	$1,209,663
Federal Home Loan Bank advances	$3,710,000	$3,710,000	$2,500,000	$2,500,000
Derivative liabilities	$81,473	$81,473	$90,233	$90,233

Note 16. Repurchase Agreements
As of September 30, 2015, the Company had outstanding $8.0 billion of repurchase agreements. Excluding the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.87% and weighted average remaining maturities of 57 days as of September 30, 2015. As of December 31, 2014, the Company had outstanding $12.9 billion of repurchase agreements, including repurchase agreements funding the Company’s U.S. Treasuries of $2.0 billion. Excluding the debt associated with the Company’s U.S. Treasuries and the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.72% and weighted average remaining maturities of 64 days as of December 31, 2014. As of December 31, 2014, the debt associated with the Company’s U.S. Treasuries had a weighted average borrowing rate of 0.23%. The Company did not have any repurchase agreements collateralized by U.S. Treasuries as of September 30, 2015.
At September 30, 2015 and December 31, 2014, the repurchase agreement balances were as follows:

(in thousands)	September 30, 2015	December 31, 2014
Short-term	$7,982,928	$12,839,242
Long-term	—	93,221
Total	$7,982,928	$12,932,463

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At September 30, 2015 and December 31, 2014, the repurchase agreements had the following characteristics and remaining maturities:

	September 30, 2015
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency RMBS (1)	Agency Derivatives	Residential Mortgage Loans Held-for-Sale	Commercial Real Estate Loans Held-for-Investment	Total Amount Outstanding
Within 30 days	$2,717,900	$579,474	$19,900	$—	$22,855	$3,340,129
30 to 59 days	1,882,319	521,160	20,868	—	—	2,424,347
60 to 89 days	—	15,609	—	—	—	15,609
90 to 119 days	528,128	440,772	40,298	—	—	1,009,198
120 to 364 days	724,100	418,310	42,680	8,555	—	1,193,645
Total	$5,852,447	$1,975,325	$123,746	$8,555	$22,855	$7,982,928
Weighted average borrowing rate	0.52%	1.86%	1.15%	2.71%	2.01%	0.87%

	December 31, 2014
	Collateral Type
(in thousands)	U.S Treasuries	Agency RMBS	Non-Agency RMBS (1)	Agency Derivatives	Residential Mortgage Loans Held-for-Sale	Total Amount Outstanding
Within 30 days	$998,750	$2,305,726	$630,118	$44,723	$—	$3,979,317
30 to 59 days	—	3,568,049	945,032	82,344	—	4,595,425
60 to 89 days	—	631,992	260,228	11,066	—	903,286
90 to 119 days	—	317,155	117,395	—	—	434,550
120 to 364 days	—	1,635,650	278,401	—	15,113	1,929,164
Open maturity (2)	997,500	—	—	—	—	997,500
One year and over	—	—	93,221	—	—	93,221
Total	$1,996,250	$8,458,572	$2,324,395	$138,133	$15,113	$12,932,463
Weighted average borrowing rate	0.23%	0.42%	1.79%	0.99%	3.03%	0.64%
____________________

(1)	Includes repurchase agreements collateralized by retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

(2)	Includes repurchase agreements collateralized by U.S. Treasuries with an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	September 30, 2015	December 31, 2014
Available-for-sale securities, at fair value	$8,532,509	$11,874,783
Trading securities, at fair value	—	1,997,656
Residential mortgage loans held-for-sale, at fair value	9,677	19,123
Commercial real estate loans held-for-investment	45,651	—
Net economic interests in consolidated securitization trusts (1)	399,001	363,564
Cash and cash equivalents	15,000	14,117
Restricted cash	118,958	112,435
Due from counterparties	28,813	32,495
Derivative assets, at fair value	170,856	185,067
Total	$9,320,465	$14,599,240
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Royal Bank of Canada	$1,213,331	$325,870	9%	60.9	$1,373,549	$401,194	10%	83.8
Barclays Capital Inc.	716,166	261,723	7%	43.0	1,346,085	365,879	9%	50.5
All other counterparties (2) (3)	6,053,431	753,256	20%	57.6	9,215,329	907,066	22%	57.7
Total	$7,982,928	$1,340,849			$11,934,963	$1,674,139
____________________

(1)
Represents the net carrying value of the securities, residential mortgage loans held-for-sale and commercial real estate loans held-for-investment sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases are not included in the amounts presented above. However, at both September 30, 2015 and December 31, 2014, the Company did not have any such payables.

(2)	Excludes $997.5 million of repurchase agreements collateralized by U.S. Treasuries with a rolling 1-day maturity as of December 31, 2014.

(3)	Represents amounts outstanding with 19 and 23 counterparties at September 30, 2015 and December 31, 2014, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 17. Collateralized Borrowings in Securitization Trusts, at Fair Value
The Company purchases subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The debt associated with the underlying residential mortgage loans held by the trusts, which are consolidated on the Company’s condensed consolidated balance sheets, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. As of September 30, 2015 and December 31, 2014, collateralized borrowings in securitization trusts had a carrying value of $2.0 billion and $1.2 billion with a weighted average interest rate of 3.5% and 3.6%, respectively. The stated maturity dates for all collateralized borrowings were more than five years from both September 30, 2015 and December 31, 2014.

Note 18. Federal Home Loan Bank of Des Moines Advances
The Company’s wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of September 30, 2015 and December 31, 2014, TH Insurance had $3.7 billion and $2.5 billion in outstanding secured advances with a weighted average borrowing rate of 0.38% and 0.34%, respectively, and had an additional $290.0 million of available uncommitted capacity for borrowings as of September 30, 2015. As of December 31, 2014, TH Insurance had no additional uncommitted capacity to borrow. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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
At September 30, 2015 and December 31, 2014, FHLB advances had the following remaining maturities:

(in thousands)	September 30, 2015	December 31, 2014
≤ 1 year	$—	$33,738
> 1 and ≤ 3 years	651,238	651,238
> 3 and ≤ 5 years	815,024	815,024
> 5 and ≤ 10 years	—	—
> 10 years	2,243,738	1,000,000
Total	$3,710,000	$2,500,000

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of FHLB advances:

(in thousands)	September 30, 2015	December 31, 2014
Available-for-sale securities, at fair value	$2,867,105	$2,284,532
Residential mortgage loans held-for-sale, at fair value	693,298	397,656
Net economic interests in consolidated securitization trusts (1)	556,458	80,732
Total	$4,116,861	$2,762,920
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The FHLB retains the right to mark the underlying collateral for FHLB advances to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral. In addition, as a condition to membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB. At September 30, 2015 and December 31, 2014, the Company had stock in the FHLB totaling $153.7 million and $100.0 million, respectively, which is included in other assets on the condensed consolidated balance sheets. FHLB stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLB. Accordingly, when evaluating FHLB stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2015 and December 31, 2014, the Company had not recognized an impairment charge related to its FHLB stock.

Note 19. Stockholders’ Equity
Distributions to Stockholders
The following table presents cash dividends declared by the Company on its common stock during the three months ended September 30, 2015, and the four immediately preceding quarters:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
September 16, 2015	September 30, 2015	October 22, 2015	$0.26
June 17, 2015	June 30, 2015	July 21, 2015	$0.26
March 18, 2015	March 31, 2015	April 21, 2015	$0.26
December 16, 2014	December 30, 2014	January 20, 2015	$0.26
September 16, 2014	September 30, 2014	October 21, 2014	$0.26

Accumulated Other Comprehensive Income
Accumulated other comprehensive income at September 30, 2015 and December 31, 2014 was as follows:

(in thousands)	September 30, 2015	December 31, 2014
Available-for-sale securities, at fair value
Unrealized gains	$605,334	$891,820
Unrealized losses	(32,333)	(36,031)
Accumulated other comprehensive income	$573,001	$855,789

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Reclassifications out of Accumulated Other Comprehensive Income
The following table summarizes reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2015 and 2014:

(in thousands)	Affected Line Item in the Condensed Consolidated Statements of Comprehensive (Loss) Income	Amount Reclassified out of Accumulated Other Comprehensive Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Other-than-temporary-impairments on AFS securities	Total other-than-temporary impairment losses	$238	$—	$535	$212
Realized gains on sales of certain AFS securities, net of tax	Gain on investment securities	(53,447)	(54,553)	(228,518)	(32,325)
		$(53,209)	$(54,553)	$(227,983)	$(32,113)

Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. An aggregate of 7.5 million shares of the Company’s common stock were originally reserved for issuance under the plan. As of September 30, 2015, 267,554 shares have been issued under the plan for total proceeds of approximately $2.8 million, of which 17,904 and 54,088 shares were issued for total proceeds of $177,289 and $555,989 during the three and nine months ended September 30, 2015, respectively. During the three and nine months ended September 30, 2014, 15,268 and 38,742 shares were issued under the plan for total proceeds for $158,567 and $399,359, respectively.
Share Repurchase Program
On October 5, 2011, the Company’s board of directors authorized a share repurchase program, which allows the Company to repurchase up to 10,000,000 shares of its common stock. On November 14, 2012, the board of directors authorized an increase in the share repurchase program of 15,000,000 shares, for a total of 25,000,000 shares. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and purchases may be commenced or suspended at any time without prior notice. As of September 30, 2015, 3,842,587 shares had been repurchased by the Company under the program for a total cost of $36.4 million; of these, 1,391,887 shares were repurchased for a total cost of $12.5 million during the three and nine months ended September 30, 2015. No shares were repurchased during the three and nine months ended September 30, 2014.
At-the-Market Offering
On May 25, 2012, the Company entered into an equity distribution agreement under which the Company may sell up to an aggregate of 20,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. On May 22, 2015, the Company entered into an amendment to the equity distribution agreement providing that any subsequent offers or sales of the Company’s common stock under the equity distribution agreement shall be made pursuant to a new prospectus supplement, which was filed on the same date. As of September 30, 2015, 7,585,869 shares of common stock have been sold under the equity distribution agreement for total accumulated net proceeds of approximately $77.6 million. No shares were sold during the three and nine months ended September 30, 2015 and 2014.

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
On May 20, 2014, May 14, 2015 and August 20, 2015, the Company granted 52,180, 35,521 and 8,702 shares of common stock, respectively, to its independent directors pursuant to the Plan. The estimated fair value of these awards was $10.31, $10.53 and $9.88 per share on grant date, based on the closing price of the Company’s common stock on the NYSE on such date. The grants vested immediately.
Additionally, on February 5, 2014, February 12, 2015 and May 14, 2015, the Company granted 1,103,162, 206,275 and 909,299 shares of restricted common stock, respectively, to key employees of PRCM Advisers pursuant to the Plan. The estimated fair value of these awards was $9.79, $10.30 and $10.53 per share on grant date, based on the closing market price of the Company’s common stock on the NYSE on such date. However, as the cost of these awards is measured at fair value at each reporting date based on the price of the Company’s stock as of period end in accordance with ASC 505, Equity, or ASC 505, the fair value of these awards as of September 30, 2015 was $8.82 per share based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.
The following table summarizes the activity related to restricted common stock for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
(in thousands)	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	2,002,406	$10.32	1,024,459	$11.22
Granted	1,159,797	10.48	1,155,342	9.81
Vested	(719,826)	(10.45)	(443,093)	(11.12)
Forfeited	(61,159)	(10.17)	(4,597)	(9.79)
Outstanding at End of Period	2,381,218	$10.36	1,732,111	$10.31

For the three and nine months ended September 30, 2015, the Company recognized compensation costs related to restricted common stock of $1.7 million and $7.4 million, respectively. For the three and nine months ended September 30, 2014, the Company recognized compensation costs related to restricted common stock of $2.0 million and $8.9 million, respectively.

Note 21. Income Taxes
For the three and nine months ended September 30, 2015 and 2014, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C-corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

During the three and nine months ended September 30, 2015, the Company’s TRSs recognized a benefit from income taxes of $7.7 million and $25.3 million, respectively, which was primarily due to losses incurred on derivative instruments held in the Company’s TRSs. During the three and nine months ended September 30, 2014, the Company’s TRSs recognized a benefit from income taxes of $4.9 million and $62.0 million, respectively, which was primarily due to losses incurred on derivative instruments held in the Company’s TRSs.
Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements of a contingent tax liability for uncertain tax positions.

Note 22. Earnings Per Share
The following table presents a reconciliation of the (loss) earnings and shares used in calculating basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2015	2014	2015	2014
Numerator:
Net (loss) income	$(34,790)	$193,590	$281,504	$204,102
Denominator:
Weighted average common shares outstanding	364,979,716	364,339,061	364,844,032	364,112,043
Weighted average restricted stock shares	2,386,257	1,779,805	2,141,699	1,826,107
Basic and diluted weighted average shares outstanding	367,365,973	366,118,866	366,985,731	365,938,150
Basic and Diluted (Loss) Earnings Per Share:	$(0.09)	$0.53	$0.77	$0.56

Note 23. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with its management agreement with PRCM Advisers, the Company incurred $12.6 million and $38.0 million as a management fee to PRCM Advisers for the three and nine months ended September 30, 2015, respectively, and $12.3 million and $36.6 million as a management fee to PRCM Advisers for the three and nine months ended September 30, 2014, respectively, which represents approximately 1.5% of stockholders’ equity on an annualized basis as defined by the Management Agreement. For purposes of calculating the management fee, stockholders’ equity is adjusted to exclude any common stock repurchases as well as any unrealized gains, losses or other items that do not affect realized net income (loss), among other adjustments, in accordance with the Management Agreement. In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $5.9 million and $16.0 million for the three and nine months ended September 30, 2015, respectively, and $4.3 million and $11.5 million for the three and nine months ended September 30, 2014, respectively.
The Company has established an accounts payable function and direct relationships with the majority of its third-party vendors. The Company will continue to have certain costs allocated to it by PRCM Advisers for compensation, data services and proprietary technology, but most direct expenses with third-party vendors are paid directly by the Company.
The Company recognized $1.7 million and $7.4 million of compensation expense during the three and nine months ended September 30, 2015, respectively, related to restricted common stock. The Company recognized $2.0 million and $8.9 million of compensation expense during the three and nine months ended September 30, 2014, respectively, related to restricted common stock. See Note 20 - Equity Incentive Plan for additional information.

Note 24. Subsequent Events
Events subsequent to September 30, 2015, were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these condensed consolidated financial statements.

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
Our objective is to provide attractive risk-adjusted total return to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. We selectively acquire and manage an investment portfolio of our target assets, which is constructed to generate attractive returns through market cycles. We focus on asset selection and implement a relative value investment approach across various sectors within the mortgage market. Our target assets include the following:

•
Agency RMBS (which includes inverse interest-only Agency securities classified as “Agency Derivatives” for purposes of U.S. generally accepted accounting principles, or U.S. GAAP), meaning RMBS whose principal and interest payments are guaranteed by the Government National Mortgage Association (or Ginnie Mae), the Federal National Mortgage Association (or Fannie Mae), or the Federal Home Loan Mortgage Corporation (or Freddie Mac), or collectively, the government sponsored entities, or GSEs;

•	Non-Agency RMBS, meaning RMBS that are not issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac;

•	Residential mortgage loans;

•	MSR;

•	Commercial real estate assets; and

•	Other financial assets comprising approximately 5% to 10% of the portfolio.

We generally view our target assets in three strategies that are based on our core competencies of understanding and managing prepayment and credit risk. Our rates strategy includes assets that are sensitive to changes in interest rates and prepayment speeds, specifically Agency RMBS and MSR. Our credit strategy includes assets with inherent credit risk including non-Agency RMBS, net economic interests in consolidated securitization trusts and prime nonconforming residential mortgage loans. Our commercial strategy, which we announced in the fourth quarter of 2014, will include first mortgage loans, mezzanine loans, b-notes and preferred equity. As of September 30, 2015, we had invested in first mortgage and mezzanine commercial real estate loans.
As opportunities in the residential mortgage marketplace change, we continue to evolve out business model. From a capital allocation perspective, we expect to continue to increase our allocation towards MSR, residential mortgage loans and commercial real estate assets, and decrease our exposure to RMBS. During the three months ended September 30, 2015, we sold a number of Agency RMBS, primarily due to widening spreads and our belief that it is prudent to position ourselves with minimal basis and prepayment risk exposure. Within our non-Agency RMBS portfolio, we have historically had a substantial emphasis on “legacy” securities, which include securities issued prior to 2009. Throughout the past year, however, we have sold a number of these securities that we believe had reached maximum value, many of which were replaced with “new issue” non-Agency RMBS. We believe these “new issue” securities, which include some GSE credit risk transfer securities, have enabled us to find attractive returns and further diversify our non-Agency RMBS portfolio.
Within our mortgage loan conduit and securitization business, we acquire prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions with the intent to securitize the loans through the issuance of non-Agency mortgage-backed securities. Our intention is to retain the related subordinated securities, representing the credit risk piece associated with these deals. We also hold a small legacy portfolio of credit sensitive residential mortgage loans, or CSL, which are loans that are currently performing, but with respect to which the borrower has previously experienced payment delinquencies and is more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default on CSL than on newly originated residential mortgage loans. We do not originate loans or provide direct financing to lenders; rather, through our mortgage loan conduit we contract with originators to acquire loans they originate that meet our purchase criteria.

Within our MSR business, we purchase the right to control the servicing of mortgage loans from high-quality originators. Additionally, as an owner of MSR on loans from securitizations guaranteed by Ginnie Mae, we are obligated to purchase these loans from time to time in order to complete modifications on the mortgage loans or to convey foreclosed properties to the U.S. Department of Housing and Urban Development, or HUD. We held a small portfolio of these Ginnie Mae buyout residential mortgage loans as of September 30, 2015, which, in the majority of instances, will undergo successful loan modifications, return to performing loans and be redelivered to future Ginnie Mae pools or be immediately conveyed to HUD. We do not directly service the mortgage loans we acquire, nor the mortgage loans underlying the MSR we acquire; rather, we contract with fully licensed third-party subservicers to handle substantially all servicing functions.
We believe our investment model allows management to allocate capital across various sectors within the mortgage market, with a focus on asset selection and the implementation of a relative value investment approach. Capital allocation decisions factor in the opportunities in the marketplace, cost of financing and cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, capital allocation reflects management’s opportunistic approach to investing in the marketplace. The following table provides our capital allocation among the target assets in each of our investment strategies as of September 30, 2015 and the four immediately preceding period ends:

	As of
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Rates strategy
Agency RMBS	41%	44%	45%	44%	44%
Mortgage servicing rights	12%	11%	10%	12%	12%
Credit strategy
Non-Agency RMBS	30%	33%	34%	34%	36%
Mortgage loan conduit/securitization	13%	12%	11%	10%	8%
Commercial strategy	4%	< 1%	< 1%	—%	—%

As our capital allocation shifts, our annualized yields and cost of financing shift. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts (e.g., uncertainty of prepayment speeds, extension risk and credit events).
For the three months ended September 30, 2015, our net yield realized on the portfolio was higher than those realized in the second quarter, but still lower than previous periods. Yields and net interest spreads on Agency and non-Agency RMBS, residential mortgage loans held-for-sale and MSR are generally lower than what we have historically realized in our portfolio, while yields and spreads on net economic interests in securitization have increased slightly. Our cost of financing decreased as a result of lower swap spread. The following table provides the average annualized yield on our target assets, including Agency and non-Agency RMBS, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment, net of collateralized borrowings, in securitization trusts, commercial real estate loans held-for-investment and MSR for the three months ended September 30, 2015, and the four immediately preceding quarters:

	Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Average annualized portfolio yield (1)	4.14%	4.16%	4.40%	4.46%	4.46%
Cost of financing (2)	1.31%	1.37%	1.33%	1.55%	1.47%
Net portfolio yield	2.83%	2.79%	3.07%	2.91%	2.99%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

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

•
changes in the values of securities we own and the impact of adjustments reflecting those changes on our condensed consolidated statements of comprehensive (loss) income and balance sheets, including our stockholders’ equity;

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

Factors Affecting our Operating Results
Our net interest income includes income from our RMBS portfolio, including the amortization of purchase premiums and accretion of purchase discounts, and income from our residential mortgage loans and commercial real estate loans. Net interest income, as well as our servicing income, net of subservicing expenses, will fluctuate primarily as a result of changes in market interest rates, our financing costs, and prepayment speeds on our assets. Interest rates, financing costs and prepayment rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results will also be affected by default rates and credit losses with respect to the mortgage loans underlying our non-Agency RMBS and in our residential mortgage and commercial real estate loan portfolios.

Fair Value Measurement
A significant portion of our assets and liabilities are at fair value and, therefore, our condensed consolidated balance sheets and statements of comprehensive (loss) income are significantly affected by fluctuations in market prices. At September 30, 2015, approximately 89.5% of total assets, or $15.9 billion, and approximately 14.8% of total liabilities, or $2.1 billion, consisted of financial instruments recorded at fair value. See Note 15 - Fair Value to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. Although markets for asset-backed securities, including RMBS, have modestly stabilized since the severe dislocations experienced as a result of the financial crisis, these markets continue to experience volatility and, as a result, our assets and liabilities will be subject to valuation adjustment as well as changes in the inputs we use to measure fair value.
Any temporary change in the fair value of our available-for-sale, or AFS, securities, excluding Agency interest-only mortgage-backed securities and GSE credit risk transfer securities, is recorded as a component of accumulated other comprehensive income and does not impact our earnings. Our reported (loss) earnings for U.S. GAAP purposes, or GAAP net (loss) income, is affected, however, by fluctuations in market prices on the remainder of our financial assets and liabilities recorded at fair value. For the three and nine months ended September 30, 2015, our unrealized fair value losses on interest rate swap and swaption agreements, which are accounted for as derivative trading instruments under U.S. GAAP, negatively affected our financial results. The change in fair value of the interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three and nine months ended September 30, 2015. Our financial results for the three and nine months ended September 30, 2015 were negatively affected by unrealized fair value losses on Agency interest-only mortgage-backed securities and GSE credit risk transfer securities and MSR, and positively affected by unrealized fair value gains on residential mortgage loans held-for-sale for the three months ended September 30, 2015. Our financial results for the nine months ended September 30, 2015 were negatively affected by unrealized fair value losses on residential mortgage loans held-for-sale.
For the three months ended September 30, 2014, our unrealized fair value gains on interest rate swap and swaption agreements positively affected our financial results, while, for the nine months ended September 30, 2014, our unrealized fair value losses on interest rate swap and swaption agreements negatively affected our financial results. The change in fair value of the interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three and nine months ended September 30, 2014. Our financial results for the three and nine months ended September 30, 2014 were negatively affected by unrealized fair value losses on certain U.S. Treasuries classified as trading instruments and MSR. Our financial results for the three months ended September 30, 2014 were negatively affected by unrealized fair value losses on residential mortgage loans held-for-sale, while our financial results for the nine months ended September 30, 2014 were positively affected by unrealized fair value gains on residential mortgage loans held-for-sale.
In addition, our financial results for the three and nine months ended September 30, 2015 and 2014 were affected by the unrealized gains and losses of certain other derivative instruments that were accounted for as trading derivative instruments (i.e., credit default swaps, TBAs, short U.S. Treasuries, put and call options for TBAs and U.S. Treasuries, constant maturity swaps, Markit IOS total return swaps, inverse interest-only securities and forward residential mortgage loan purchase commitments).
We have numerous internal controls in place to help ensure the appropriateness of fair value measurements. Significant fair value measures are subject to detailed analytics and management review and approval. Our entire investment portfolio is priced by third-party brokers and/or by independent pricing providers. We generally receive three or more broker and vendor quotes on pass-through Agency RMBS, and generally receive multiple broker or vendor quotes on all other RMBS instruments, including interest-only Agency RMBS, inverse interest-only Agency RMBS, and non-Agency RMBS. We also typically receive two vendor quotes for the residential mortgage loans and MSR in our investment portfolio. For Agency RMBS, the third-party pricing providers and brokers use pricing models that commonly incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. For non-Agency RMBS, the third-party pricing providers and brokers utilize both observable and unobservable inputs such as pool‑specific characteristics (i.e., loan age, loan size, credit quality of borrowers, vintage, servicer quality), floating rate indices, prepayment and default assumptions, and recent trading of the same or similar securities. For residential mortgage loans and MSR, vendors use pricing models that generally incorporate observable inputs such as principal balance, note rate, geographical location, loan-to-value (LTV) ratios, FICO, appraised value and other loan characteristics, along with observed market yields, securitization economics and trading levels. Additionally for MSR, pricing providers will customarily incorporate loan servicing cost, servicing fee, ancillary income, and earnings rate on escrow as observable inputs. Unobservable or model-driven inputs include forecast cumulative defaults, default curve, forecast loss severity and forecast voluntary prepayment.
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

Market Conditions and Outlook
The key macroeconomic factors that impact our business are home prices and the employment and interest rate environments. Home prices increased modestly through the third quarter of 2015. While home prices are expected to appreciate over the next several years, the pace of growth is expected to slow. Credit standards remain tight, despite a modest easing in recent months, and have limited borrowers’ ability to refinance their mortgages notwithstanding low interest rates and government programs that promote refinancing. Employment market conditions remain solid as jobless claims, unemployment and payroll data are showing stable trends, although underemployment levels remain stubbornly high. Other than LTV ratios and cash reserves, employment is the most powerful determinant of homeowners’ ongoing likelihood to pay their mortgages. Home price performance and employment are particularly important to our non-Agency portfolio.
The interest rate environment remained volatile in the third quarter of 2015 as interest rates rose in July, but declined in August and September. Overall, interest rates remain at historically low levels. While the market generally expects a modest increase in rates later in 2015 or early 2016, the low interest rate environment is expected to persist in the near term as the Federal Reserve has suggested it will take a measured and conservative approach to its interest rate decisions. Additionally, it appears the Federal Reserve will continue to reinvest its mortgage-backed security principal repayments for the foreseeable future.
The U.S. economy continues to navigate headwinds that include global economic lethargy, specifically in China; geopolitical unrest across various regions worldwide; the ongoing European debt crisis; quantitative easing by the European Central Bank; persistently high underemployment; tepid wage inflation and a fragile housing market.
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
There have also been a number of legislative proposals aimed at eventually winding down or phasing out the GSEs. It continues to remain uncertain if any proposal will ultimately become legislation, as recently these efforts appear to have little momentum in Congress. We will continue to monitor these and other regulatory and policy activities closely.

In the fall of 2014, the Federal Housing Finance Agency, or FHFA, published a notice of proposed rulemaking regarding membership in the Federal Home Loan Bank system. Among other effects, the rulemaking would exclude captive insurers from membership, including our subsidiary member, TH Insurance Holdings Company LLC, or TH Insurance. We have no indication of how the FHFA will proceed with the rulemaking, if at all, but we are currently a member in good standing with the FHLB and believe our mission aligns well with that of the Federal Home Loan Bank system. We continue to closely monitor matters that could impact our FHLB membership.
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
We expect that the majority of our assets will remain in whole-pool Agency RMBS in light of the long-term attractiveness of the asset class and in order to continue to satisfy the requirements of our exemption from registration under the 1940 Act. Interest-only Agency securities and MSR also provide a complementary investment and risk-management strategy to our principal and interest Agency RMBS investments. Risk-adjusted returns in our Agency RMBS portfolio may decline if we are required to pay higher purchase premiums due to lower interest rates or additional liquidity in the market. Additionally, the Federal Reserve’s prior quantitative easing programs and continued reinvestment of its mortgage-backed security principal repayments and other policy changes may impact the returns of our Agency RMBS portfolio.
The following table provides the carrying value of our RMBS portfolio by product type:

(dollars in thousands)	September 30, 2015		December 31, 2014
Agency
Fixed Rate	$8,911,071	76.8%	$11,164,032	76.8%
Hybrid ARMs	114,929	1.0%	128,285	0.9%
Total Agency	9,026,000	77.8%	11,292,317	77.7%
Agency Derivatives	170,883	1.5%	186,404	1.3%
Non-Agency
Senior	1,655,785	14.2%	2,370,435	16.3%
Mezzanine	744,843	6.4%	670,421	4.6%
Interest-only securities	6,567	0.1%	7,929	0.1%
Total Non-Agency	2,407,195	20.7%	3,048,785	21.0%
Total	$11,604,078		$14,527,506

Prepayment speeds and volatility due to interest rates
Our Agency RMBS and MSR portfolios are subject to inherent prepayment risk. Generally, a decline in interest rates that leads to rising prepayment speeds will cause the market value of our interest-only securities and MSR to deteriorate, and our fixed coupon Agency pools to increase. The inverse relationship occurs when interest rates increase and prepayments slow. As previously discussed, while the market generally expects a modest increase in rates later in 2015 or early 2016, the low interest rate environment is expected to persist in the near term. However, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, could cause prepayment speeds to increase on many RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio management approach, including our security selection process, positions us to ideally respond to a variety of market scenarios, including an overall faster prepayment environment.
Although we are unable to predict the movement in interest rates in 2015 and beyond, our diversified portfolio management strategy is intended to generate attractive yields with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.

Our portfolio includes Agency securities, which includes securities with explicit prepayment protection, $85,000 maximum loan balance pools (securities collateralized by loans of less than $85,000 in principal), other low loan balances (securities collateralized by loans of less than $175,000, but more than $85,000 in principal), high LTV ratios (securities collateralized by loans with greater or equal to 80% LTV predominantly comprised of Making Homeownership Affordable, or MHA, pools that consist of borrowers who have refinanced through HARP), home equity conversion mortgages (securities collateralized by reverse mortgages), low FICO scores (lower credit borrowers), and seasoned securities reflecting less prepayment risk due to previously experienced high levels of refinancing. We believe these RMBS characteristics reduce the prepayment risk to the portfolio.
The following tables provide the carrying value of our Agency RMBS portfolio by vintage and prepayment protection:

	As of September 30, 2015
	Agency RMBS AFS		Agency Derivatives	Total Agency RMBS
(dollars in thousands)	Fixed Rate	Hybrid ARMs
Other low loan balances	$3,448,174	$—	$—	$3,448,174	38%
$85K Max Pools	1,531,090	—	—	1,531,090	17%
Home equity conversion mortgages	1,329,527	—	—	1,329,527	14%
2006 and subsequent vintages	922,880	25,673	—	948,553	10%
High LTV (predominantly MHA)	443,107	—	—	443,107	5%
Pre-pay lock-out or penalty-based	369,405	3,502	—	372,907	4%
Seasoned (2005 and prior vintages)	195,269	85,754	121,716	402,739	4%
2006 and subsequent vintages - discount	340,405	—	49,167	389,572	4%
Low FICO	331,214	—	—	331,214	4%
Total	$8,911,071	$114,929	$170,883	$9,196,883	100%

	As of December 31, 2014
	Agency RMBS AFS		Agency Derivatives	Total Agency RMBS
(dollars in thousands)	Fixed Rate	Hybrid ARMs
Other low loan balances	$3,815,603	$—	$—	$3,815,603	33%
$85K Max Pools	2,529,610	—	—	2,529,610	22%
Home equity conversion mortgages	1,740,830	—	—	1,740,830	15%
2006 and subsequent vintages	1,353,827	28,997	—	1,382,824	12%
High LTV (predominantly MHA)	515,428	—	—	515,428	5%
Pre-pay lock-out or penalty-based	492,333	3,670	—	496,003	4%
Seasoned (2005 and prior vintages)	254,921	95,618	130,961	481,500	4%
2006 and subsequent vintages - discount	347,618	—	55,443	403,061	4%
Low FICO	113,862	—	—	113,862	1%
Total	$11,164,032	$128,285	$186,404	$11,478,721	100%

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

The following tables provide discount information on our non-Agency RMBS portfolio:

	As of September 30, 2015
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$2,194,103	$850,841	$241,630	$3,286,574
Unamortized discount
Designated credit reserve	(496,110)	(48,063)	—	(544,173)
Unamortized net discount	(373,284)	(144,226)	(235,979)	(753,489)
Amortized Cost	$1,324,709	$658,552	$5,651	$1,988,912

	As of December 31, 2014
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$3,213,104	$794,798	$283,970	$4,291,872
Unamortized discount
Designated credit reserve	(843,106)	(84,499)	—	(927,605)
Unamortized net discount	(531,531)	(158,465)	(277,372)	(967,368)
Amortized Cost	$1,838,467	$551,834	$6,598	$2,396,899

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

As of September 30, 2015, we had entered into repurchase agreements with 30 counterparties, 21 of which had outstanding balances at September 30, 2015, including one facility that provides short-term financing for our mortgage loan collateral with outstanding balances at September 30, 2015. In addition, we held both short- and long-term secured advances from the FHLB. As of September 30, 2015, we had a total consolidated debt-to-equity ratio of 3.6 times. As of September 30, 2015, we had $811.8 million in cash and cash equivalents, approximately $15.5 million of unpledged Agency securities and derivatives and $40.7 million of unpledged non-Agency securities and retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP. As a result, we had an overall estimated unused borrowing capacity on our unpledged RMBS and retained interests of approximately $41.4 million. We also had approximately $11.7 million of unpledged prime nonconforming residential mortgage loans, $11.0 million of unpledged CSL, and $42.4 million of unpledged Ginnie Mae buyout residential mortgage loans, and an overall estimated unused borrowing capacity on unpledged residential mortgage loans held-for-sale of approximately $10.5 million. As of September 30, 2015, we had approximately $100.2 million of unpledged mezzanine commercial real estate loans and $145.1 million of unpledged first mortgages and an overall estimated unused borrowing capacity on unpledged commercial real estate loans held-for-investment of approximately $96.8 million. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than if we carried higher leverage.
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

Summary of Results of Operations and Financial Condition
Our GAAP net loss was $34.8 million and our GAAP net income was $281.5 million ($(0.09) and $0.77 per weighted share) for the three and nine months ended September 30, 2015, as compared to GAAP net income of $193.6 million and $204.1 million ($0.53 and $0.56 per weighted share) for the three and nine months ended September 30, 2014.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding Agency interest-only securities and GSE credit risk transfer securities, do not impact our GAAP net (loss) income or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” As a result of this fair value accounting through stockholders’ equity, we expect our net (loss) income to have less significant fluctuations and result in less U.S. GAAP to taxable income timing differences, than if the portfolio were accounted for as trading instruments. For the three months ended September 30, 2015 and 2014, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $58.0 million and $41.0 million, respectively, which resulted in comprehensive loss of $92.8 million for the three months ended September 30, 2015 as compared to comprehensive income of $152.6 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $282.8 million and net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $331.9 million, respectively, which resulted in comprehensive loss of $1.3 million for the nine months ended September 30, 2015 as compared to comprehensive income of $536.0 million for the nine months ended September 30, 2014.
On September 16, 2015, we declared a cash dividend of $0.26 per share. Our book value per common share for U.S. GAAP purposes was $10.30 at September 30, 2015, a decrease from $11.10 book value per common share at December 31, 2014. During this nine month period, we recognized a decrease in accumulated other comprehensive income due to net unrealized losses on AFS securities of $282.8 million and declared cash dividends of $286.3 million, driving the overall decrease in book value.

The following tables present the components of our comprehensive (loss) income for the three and nine months ended September 30, 2015 and 2014:

(in thousands, except share data)	Three Months Ended		Nine Months Ended
Income Statement Data:	September 30,		September 30,
	2015	2014	2015	2014
Interest income:	(unaudited)		(unaudited)
Available-for-sale securities	$116,318	$123,056	$369,972	$374,574
Trading securities	—	4,308	8,676	8,174
Residential mortgage loans held-for-sale	9,479	5,268	21,268	12,553
Residential mortgage loans held-for-investment in securitization trusts	24,841	9,526	64,908	25,180
Commercial real estate loans held-for-investment	1,947	—	2,841	—
Cash and cash equivalents	249	145	667	506
Total interest income	152,834	142,303	468,332	420,987
Interest expense:
Repurchase agreements	18,235	17,509	58,198	56,684
Collateralized borrowings in securitization trusts	15,562	5,678	39,401	16,623
Federal Home Loan Bank advances	3,282	1,531	8,012	2,439
Total interest expense	37,079	24,718	105,611	75,746
Net interest income	115,755	117,585	362,721	345,241
Other-than-temporary impairment losses	(238)	—	(535)	(212)
Other income:
Gain on investment securities	64,123	59,471	263,512	58,504
(Loss) gain on interest rate swap and swaption agreements	(171,656)	28,519	(253,147)	(193,028)
(Loss) gain on other derivative instruments	(455)	6,056	(2,972)	(12,345)
Gain (loss) on residential mortgage loans held-for-sale	16,040	(2,387)	18,300	6,233
Servicing income	32,010	32,264	94,613	96,573
Loss on servicing asset	(61,549)	(10,711)	(96,317)	(73,042)
Other income (loss)	2,201	(1,515)	(16,265)	19,948
Total other (loss) income	(119,286)	111,697	7,724	(97,157)
Expenses:
Management fees	12,617	12,258	38,024	36,559
Securitization deal costs	2,676	3,355	7,771	3,355
Servicing expenses	7,234	12,513	19,849	24,595
Other operating expenses	16,150	12,424	48,032	41,281
Total expenses	38,677	40,550	113,676	105,790
(Loss) income before income taxes	(42,446)	188,732	256,234	142,082
Benefit from income taxes	(7,656)	(4,858)	(25,270)	(62,020)
Net (loss) income	$(34,790)	$193,590	$281,504	$204,102
Basic and diluted (loss) earnings per weighted average common share	$(0.09)	$0.53	$0.77	$0.56
Dividends declared per common share	$0.26	$0.26	$0.78	$0.78
Basic and diluted weighted average number of shares of common stock outstanding	367,365,973	366,118,866	366,985,731	365,938,150

(in thousands)	Three Months Ended		Nine Months Ended
Income Statement Data:	September 30,		September 30,
	2015	2014	2015	2014
Comprehensive (loss) income:	(unaudited)		(unaudited)
Net (loss) income	$(34,790)	$193,590	$281,504	$204,102
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(58,031)	(40,982)	(282,788)	331,913
Other comprehensive (loss) income	(58,031)	(40,982)	(282,788)	331,913
Comprehensive (loss) income	$(92,821)	$152,608	$(1,284)	$536,015

(in thousands)	September 30, 2015	December 31, 2014
Balance Sheet Data:
	(unaudited)
Available-for-sale securities	$11,433,195	$14,341,102
Total assets	$17,785,313	$21,084,309
Repurchase agreements	$7,982,928	$12,932,463
Federal Home Loan Bank advances	$3,710,000	$2,500,000
Total stockholders’ equity	$3,772,738	$4,068,042

Results of Operations
The following analysis focuses on the results generated during the three and nine months ended September 30, 2015 and 2014.
Interest Income and Average Portfolio Yield
The following tables present the components of interest income and average annualized net asset yield earned by investment type on our AFS securities, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts, commercial real estate loans held-for-investment and Agency Derivatives for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(dollars in thousands)	Average Balance (1)	Interest Income	Net Asset Yield	Average Balance (1)	Interest Income	Net Asset Yield
Available-for-sale securities	$11,805,618	$116,318	3.9%	$12,544,436	$369,972	3.9%
Trading securities	—	—	—%	1,214,062	8,676	1.0%
Residential mortgage loans held-for-sale	946,908	9,479	4.0%	742,831	21,268	3.8%
Residential mortgage loans held-for-investment in securitization trusts	2,550,245	24,841	3.9%	2,228,615	64,908	3.9%
Commercial real estate loans held-for-investment	99,122	1,947	7.9%	49,599	2,841	7.6%
	15,401,893	152,585	4.0%	16,779,543	467,665	3.7%
Agency derivatives (2)	151,012	6,186	16.4%	155,939	21,274	18.2%
Total	$15,552,905	$158,771	4.1%	$16,935,482	$488,939	3.8%

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(dollars in thousands)	Average Balance (1)	Interest Income	Net Asset Yield	Average Balance (1)	Interest Income	Net Asset Yield
Available-for-sale securities	$11,965,910	$123,056	4.1%	$11,988,730	$374,574	4.2%
Trading securities	1,843,769	4,308	0.9%	1,283,097	8,174	0.8%
Residential mortgage loans held-for-sale	525,078	5,268	4.0%	418,857	12,553	4.0%
Residential mortgage loans held-for-investment in securitization trusts	972,190	9,526	3.9%	858,342	25,180	3.9%
Commercial real estate loans held-for-investment	—	—	—%	—	—	—%
	15,306,947	142,158	3.7%	14,549,026	420,481	3.9%
Agency derivatives (2)	186,833	7,650	16.4%	197,637	22,583	15.2%
Total	$15,493,780	$149,808	3.9%	$14,746,663	$443,064	4.0%
____________________

(1)
Average balance represents average amortized cost on AFS, trading securities and Agency Derivatives and average unpaid principal balance, adjusted for purchase price changes, on residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts and commercial real estate loans held-for-investment.

(2)	Interest income on Agency Derivatives is included in (loss) gain on other derivative instruments on the condensed consolidated statements of comprehensive (loss) income.

Total interest income, including interest income on Agency Derivatives, has increased from $149.8 million and $443.1 million for the three and nine months ended September 30, 2014 to $158.8 million and $488.9 million for the same periods in 2015, due primarily to purchases of residential mortgage loans held-for-sale and the completion of multiple securitization transactions in the latter half of 2014 and the first nine months of 2015, offset by decreases in yields on non-Agency RMBS.
The decrease in net yields on AFS securities for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, was predominantly driven by sales of non-Agency RMBS previously purchased at higher yields that we believe had reached maximum value, some of which were replaced with securities at lower yields, offset by slower prepayments on interest-only Agency RMBS. The increase in yields on trading securities for the nine months ended September 30, 2015, as compared to the same period in 2014, was the result of increases in Treasury rates. We did not recognize any interest income on trading securities during the three months ended September 30, 2015 as we sold our trading security position during the three months ended June 30, 2015. The decrease in yields on residential mortgage loans held-for-sale for the nine months ended September 30, 2015 as compared to the same period in 2014, was the result of a decline in market interest rates as well as the sale of substantially all of our CSL portfolio during the first quarter of 2014. Yields on residential mortgage loans held-for-sale for the three months ended September 30, 2015 were consistent with those for the same period in 2014. Yields on residential mortgage loans held-for-investment in securitization trusts for the three and nine months ended September 30, 2015 were consistent with those for the same periods in 2014. The increase in net yields on Agency Derivatives for the nine months ended September 30, 2015, as compared to the same period in 2014, was predominantly driven by slower expectation of prepayments on these interest-only securities. Yields on Agency Derivatives for the three months ended September 30, 2015 were consistent with those for the same period in 2014. The yield on commercial real estate loans held-for-investment for the three and nine months ended September 30, 2015 represents interest income on one loan settled during the first quarter of 2015 and eight loans settled during the third quarter of 2015, which, as a result, is not indicative of future yields.
The following tables present the components of the net yield earned by investment type on our RMBS AFS portfolio as a percentage of our average amortized cost of securities for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.5%	3.4%	4.3%	4.5%	3.2%	4.3%
Net (premium amortization) discount accretion	(1.4)%	4.4%	(0.4)%	(1.4)%	4.6%	(0.4)%
Net yield (2)	3.1%	7.8%	3.9%	3.1%	7.8%	3.9%

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.7%	2.9%	4.3%	4.5%	3.0%	4.3%
Net (premium amortization) discount accretion	(1.7)%	5.6%	(0.2)%	(1.4)%	5.7%	(0.1)%
Net yield (2)	3.0%	8.5%	4.1%	3.1%	8.7%	4.2%
____________________

(1)
Excludes Agency Derivatives. For both three and nine months ended September 30, 2015, the average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.3%, compared to 3.3% for both of the same periods in 2014.

(2)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following tables provide the components of interest income and net asset yield by investment type on our RMBS AFS portfolio:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(dollars in thousands)	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Average amortized cost	$9,648,839	$2,156,779	$11,805,618	$10,323,249	$2,221,187	$12,544,436
Coupon interest	108,766	18,129	126,895	349,748	53,671	403,419
Net (premium amortization) discount accretion	(34,680)	24,103	(10,577)	(110,308)	76,861	(33,447)
Interest income	$74,086	$42,232	$116,318	$239,440	$130,532	$369,972
Net asset yield	3.1%	7.8%	3.9%	3.1%	7.8%	3.9%

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(dollars in thousands)	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Average amortized cost	$9,608,340	$2,357,570	$11,965,910	$9,704,620	$2,284,110	$11,988,730
Coupon interest	112,409	17,321	129,730	330,933	52,154	383,087
Net (premium amortization) discount accretion	(39,454)	32,780	(6,674)	(105,377)	96,864	(8,513)
Interest income	$72,955	$50,101	$123,056	$225,556	$149,018	$374,574
Net asset yield	3.0%	8.5%	4.1%	3.1%	8.7%	4.2%
____________________

(1)
Excludes Agency Derivatives. For both three and nine months ended September 30, 2015, the average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.3%, compared to 3.3% for both of the same periods in 2014.

The increase in net yields on Agency RMBS AFS for the three months ended September 30, 2015, as compared to the same period in 2014, was predominantly driven by slower prepayments on interest-only Agency RMBS. The yields on Agency RMBS AFS for the nine months ended September 30, 2015 were consistent with those for the same period in 2014. The decrease in net yields on non-Agency RMBS for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, was due to the sale of securities previously purchased at higher yields that we believe had reached maximum value, some of which were replaced with securities at lower yields.

Interest Expense and the Cost of Funds
The following tables present the components of interest expense and average annualized cost of funds on borrowings incurred by investment type on our AFS securities, Agency Derivatives, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts and commercial real estate loans held-for-investment for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(dollars in thousands)	Average Balance (1)	Interest Expense	Cost of Funds (2)	Average Balance (1)	Interest Expense	Cost of Funds (2)
Available-for-sale securities
Agency (3)	$9,261,967	$10,578	0.5%	$9,905,663	$31,923	0.4%
Non-Agency	1,826,721	8,825	1.9%	1,871,622	26,505	1.9%
	11,088,688	19,403	0.7%	11,777,285	58,428	0.7%
Agency derivatives	127,172	353	1.1%	132,099	1,036	1.0%
Trading securities	—	—	—%	1,223,576	1,727	0.2%
Residential mortgage loans held-for-sale	650,445	622	0.4%	499,877	1,523	0.4%
Residential mortgage loans held-for-investment in securitization trusts (4)	2,384,347	16,587	2.8%	2,053,050	42,725	2.8%
Commercial real estate loans held-for-investment	22,911	114	2.0%	11,840	172	1.9%
Total	$14,273,563	$37,079	1.0%	$15,697,727	$105,611	0.9%

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(dollars in thousands)	Average Balance (1)	Interest Expense	Cost of Funds (2)	Average Balance (1)	Interest Expense	Cost of Funds (2)
Available-for-sale securities
Agency (3)	$8,979,861	$9,396	0.4%	$9,111,613	$28,575	0.4%
Non-Agency	2,185,600	9,401	1.7%	2,002,067	27,107	1.8%
	11,165,461	18,797	0.7%	11,113,680	55,682	0.7%
Agency derivatives	146,576	381	1.0%	154,942	1,208	1.0%
Trading securities	1,826,495	(814)	(0.2)%	1,257,127	(426)	—%
Residential mortgage loans held-for-sale	314,470	676	0.9%	200,665	2,659	1.8%
Residential mortgage loans held-for-investment in securitization trusts (4)	620,108	5,678	3.7%	646,233	16,623	3.4%
Commercial real estate loans held-for-investment	—	—	—%	—	—	—%
Total	$14,073,110	$24,718	0.7%	$13,372,647	$75,746	0.8%
____________________

(1)
Average balance represents average total repurchase agreements and FHLB advances on AFS securities, Agency Derivatives, trading securities, residential mortgage loans held-for-sale and commercial real estate loans held-for-investment, and average collateralized borrowings for residential mortgage loans held-for-investment in securitization trusts.

(2)
Cost of funds by investment type is based on the underlying investment type of the asset assigned as collateral. Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive (loss) income. For both three and nine months ended September 30, 2015, our total average cost of funds on the assets assigned as collateral for repurchase agreements, FHLB advances and collateralized borrowings shown in the table above, including interest spread expense associated with interest rate swaps, was 1.6%, compared to 1.5% and 1.4% for the same periods in 2014.

(3)
Excludes Agency Derivatives. For the three and nine months ended September 30, 2015, our average cost of funds on total Agency RMBS, including Agency Derivatives, was 0.5% and 0.4%, respectively, compared to 0.4% for both of the same periods in 2014.

(4)	Includes repurchase agreements and FHLB advances collateralized by retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

Total interest expense has increased from $24.7 million and $75.7 million for the three and nine months ended September 30, 2014 to $37.1 million and $105.6 million for the same periods in 2015, due primarily to increased interest expense on collateralized borrowings due to the completion of multiple securitization transactions in the latter half of 2014 and the first nine months of 2015.
The increase in cost of funds associated with the financing of Agency RMBS AFS and Agency Derivatives for the three months ended September 30, 2015 and non-Agency RMBS for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, was the result of increases in the repurchase agreement borrowing rates offered by counterparties, which are generally based on a specified margin over one-month LIBOR. The cost of funds associated with the financing of Agency RMBS AFS and Agency Derivatives for the nine months ended September 30, 2015 were consistent with those for the same period in 2014. The increase in cost of funds associated with the financing of trading securities for the nine months ended September 30, 2015, as compared to the same period in 2014, was the result of counterparties granting a negative borrowing rate on repurchase agreements financing our U.S. Treasuries in 2014. We also did not recognize any interest expense on the financing of trading securities during the three months ended September 30, 2015 as we sold our trading securities position during the three months ended June 30, 2015. The decrease in cost of funds associated with the financing of residential mortgage loans held-for-sale for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, was the result of a decrease in the outstanding balance under repurchase agreements and increase in the outstanding balance under FHLB advances, which provide lower financing rates. The decrease in cost of funds associated with the financing of residential mortgage loans held-for-investment in securitization trusts for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, was primarily the result of an increase in the outstanding balance of FHLB advances collateralized by retained interests from our on-balance sheet securitizations. The cost of funds associated with the financing of commercial real estate loans held-for-investment for the three and nine months ended September 30, 2015 represents repurchase agreement financing on one commercial real estate loan that began in May 2015, which, as a result, is not indicative of future cost of funds.
Net Interest Income
The following tables present the components of net interest income and average annualized net interest rate spread earned by investment type on our AFS securities, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts, commercial real estate loans held-for-investment and Agency Derivatives for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(dollars in thousands)	Net Interest Income	Net Interest Rate Spread (1)	Net Interest Income	Net Interest Rate Spread (1)
Available-for-sale securities
Agency (2)	$63,508	2.6%	$207,517	2.7%
Non-Agency	33,407	5.9%	104,027	5.9%
	96,915	3.2%	311,544	3.2%
Trading securities	—	—%	6,949	0.8%
Residential mortgage loans held-for-sale	8,857	3.6%	19,745	3.4%
Residential mortgage loans held-for-investment in securitization trusts (3)	8,254	1.1%	22,183	1.1%
Commercial real estate loans held-for-investment	1,833	5.9%	2,669	5.7%
	115,859	3.0%	363,090	2.8%
Agency derivatives (4)	5,833	15.3%	20,238	17.2%
Total	$121,692	3.1%	$383,328	2.9%

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(dollars in thousands)	Net Interest Income	Net Interest Rate Spread (1)	Net Interest Income	Net Interest Rate Spread (1)
Available-for-sale securities
Agency (2)	$63,559	2.6%	$196,981	2.7%
Non-Agency	40,700	6.8%	121,911	6.9%
	104,259	3.4%	318,892	3.5%
Trading securities	5,122	1.1%	8,600	0.8%
Residential mortgage loans held-for-sale	4,592	3.1%	9,894	2.2%
Residential mortgage loans held-for-investment in securitization trusts (3)	3,848	0.2%	8,557	0.5%
Commercial real estate loans held-for-investment	—	—%	—	—%
	117,821	3.0%	345,943	3.1%
Agency derivatives (4)	7,269	15.4%	21,375	14.2%
Total	$125,090	3.2%	$367,318	3.2%
____________________

(1)
Net interest rate spread does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive (loss) income. For the three and nine months ended September 30, 2015, our total average net interest rate spread on the assets shown in the table above, including interest spread expense associated with interest rate swaps, was 2.5% and 2.2%, respectively, compared to 2.4% and 2.6% for the same periods in 2014.

(2)
Excludes Agency Derivatives. For the three and nine months ended September 30, 2015, our average annualized net interest rate spread on total Agency RMBS, including Agency Derivatives, was 2.8% and 2.9%, respectively, compared to 2.9% for both of the same periods in 2014.

(3)
Net of interest expense on repurchase agreements and FHLB advances collateralized by retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

(4)
Interest income on Agency Derivatives is included in (loss) gain on other derivative instruments on the condensed consolidated statements of comprehensive (loss) income, while interest expense on Agency Derivatives is included in interest expense on repurchase agreements on the condensed consolidated statements of comprehensive (loss) income.

The net interest rate spread on Agency RMBS AFS for the three and nine months ended September 30, 2015 was consistent with the spread for the same periods in 2014. The decrease in net interest rate spread on non-Agency RMBS was due to the sale of securities previously purchased at higher yields that we believe had reached maximum value, some of which were replaced with securities at lower yields.
The net interest rate spread on trading securities for the nine months ended September 30, 2015 was consistent with the spread for the same period in 2014. We did not recognize any interest income or expense on trading securities during the three months ended September 30, 2015 as we sold our trading security position during the three months ended June 30, 2015. The increase in net interest spread on our residential mortgage loans held-for-sale for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, was generally driven by lower financing rates, as discussed above. The increase in net interest spread on our residential mortgage loans held-for-investment in securitization trusts for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, was generally the result of the securitization transactions completed in the latter half of 2014 and the first nine months of 2015. The decrease in net interest spread on Agency Derivatives for the three months ended September 30, 2015, as compared to the same period in 2014, was generally driven by higher financing rates, as discussed above. The increase in net interest spread on Agency Derivatives for the nine months ended September 30, 2015, as compared to the same period in 2014, was predominantly driven by slower expectation of prepayments on these interest-only securities.
The net interest rate spread on commercial real estate loans held-for-investment for the three and nine months ended September 30, 2015 represents interest income on one loan settled during the first quarter of 2015 and eight loans settled during the third quarter of 2015, net of interest expense on one repurchase agreement that began in May 2015, which, as a result, is not indicative of future spreads.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three and nine months ended September 30, 2015, we recognized $0.2 million and $0.5 million of OTTI losses. For the three months ended September 30, 2014, we did not recognize any OTTI losses, but for the nine months ended September 30, 2014, we recognized $0.2 million in OTTI losses. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements.
Gain on Investment Securities
During the three and nine months ended September 30, 2015, we sold AFS securities for $1.1 billion and $3.7 billion with an amortized cost of $1.0 billion and $3.4 billion, for net realized gains of $66.5 million and $259.8 million, respectively. We also sold U.S. Treasuries for $2.0 billion with an amortized cost of $2.0 billion, resulting in realized gains of $7.4 million for the nine months ended September 30, 2015. We did not sell any U.S. Treasuries during the three months ended September 30, 2015. During the three and nine months ended September 30, 2014, we sold AFS securities for $1.9 billion and $3.2 billion with an amortized cost of $1.8 billion and $3.1 billion, for net realized gains of $67.8 million and $59.9 million, respectively. We also sold U.S. Treasuries for $1.0 billion and $1.1 billion with an amortized cost of $996.9 million and $1.1 billion, resulting in realized gains of $5.1 million and $5.5 million, respectively, for the three and nine months ended September 30, 2014. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that we believe have higher risk-adjusted returns.
For the nine months ended September 30, 2015, trading securities experienced a change in unrealized losses of $1.4 million, compared to a change in unrealized losses of $8.4 million and $6.9 million for the three and nine months ended September 30, 2014. We did not hold any trading securities during the three months ended September 30, 2015. The decrease in change in unrealized losses for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, was driven by the sale of our U.S. Treasuries and corresponding recognition of realized gains during the nine months ended September 30, 2015.
(Loss) Gain on Interest Rate Swap and Swaption Agreements
For the three and nine months ended September 30, 2015, we recognized $19.4 million and $73.1 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $15.4 billion and $16.8 billion notional for the three and nine months ended September 30, 2015, respectively, to economically hedge/mitigate interest rate exposure (or duration) risk associated with our investment portfolio and our short-term repurchase agreements and FHLB advances, and receiving either LIBOR interest or a fixed interest rate. For the three and nine months ended September 30, 2014, we recognized $26.8 million and $59.5 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $28.6 billion and $23.8 billion notional for the three and nine months ended September 30, 2014, respectively, to economically hedge/mitigate interest rate exposure (or duration) risk associated with our investment portfolio and our short-term repurchase agreements and FHLB advances, and receiving either LIBOR interest or a fixed interest rate.
During the three and nine months ended September 30, 2015, we terminated, had agreements mature or had options expire on 25 and 69 interest rate swap and swaption positions of $17.9 billion and $47.4 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $4.7 million and $32.3 million in full settlement of our net interest spread liability and recognized $61.9 million and $125.0 million in realized losses on the swaps and swaptions for the three and nine months ended September 30, 2015, respectively, including early termination penalties. During the three and nine months ended September 30, 2014, we terminated, had agreements mature or had options expire on 30 and 47 interest rate swap and swaption positions of $14.6 billion and $26.3 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $1.7 million and $5.5 million in full settlement of our net interest spread liability and recognized $45.3 million and $51.7 million in realized losses on the swaps and swaptions for the three and nine months ended September 30, 2014, respectively, including early termination penalties. We elected to terminate certain swaps and swaptions during these periods to align with our investment portfolio.
Also included in our financial results for the three and nine months ended September 30, 2015, was the recognition of a change in unrealized valuation losses of $90.3 million and $55.1 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. For the three and nine months ended September 30, 2014, we recognized changes in unrealized valuation gains of $100.6 million and losses of $81.8 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. The change in fair value of interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the nine months ended September 30, 2015. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive (loss) income, net of tax, or to gain on investment securities, in the case of Agency interest-only securities.

The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Net interest spread	$(19,411)	$(26,784)	$(73,084)	$(59,511)
Early termination, agreement maturation and option expiration losses	(61,908)	(45,311)	(124,984)	(51,712)
Change in unrealized (loss) gain on interest rate swap and swaption agreements, at fair value	(90,337)	100,614	(55,079)	(81,805)
(Loss) gain on interest rate swap and swaption agreements	$(171,656)	$28,519	$(253,147)	$(193,028)

(Loss) Gain on Other Derivative Instruments
Included in our financial results for the three and nine months ended September 30, 2015, was the recognition of $0.5 million and $3.0 million of losses, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs, short U.S. Treasuries, put and call options for TBAs and U.S. Treasuries, constant maturity swaps, Markit IOS total return swaps and inverse interest-only securities. Included within the results for the three and nine months ended September 30, 2015, was the recognition of $6.2 million and $21.3 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $151.0 million and $155.9 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. As these derivative instruments are considered trading instruments, our financial results include both realized and unrealized gains (losses) associated with these instruments.
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
Gain (Loss) on Residential Mortgage Loans Held-for-Sale
For the three and nine months ended September 30, 2015, we recorded gains of $16.0 million and $18.3 million, respectively, on residential mortgage loans held-for-sale. Included within these results was the recognition of gains of $13.2 million and $19.6 million, respectively, on residential mortgage loans held-for-sale and gains of $2.8 million and losses of $1.3 million on commitments to purchase residential mortgage loans held-for-sale for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014, we recorded losses of $2.4 million and gains of $6.2 million, respectively, on residential mortgage loans held-for-sale. Included within these results was the recognition of losses of $0.9 million and gains of $3.9 million, respectively, on residential mortgage loans held-for-sale and losses of $1.4 million and gains of $2.3 million on commitments to purchase residential mortgage loans held-for-sale for the three and nine months ended September 30, 2014, respectively. The increase in gains on residential mortgage loans held-for-sale during the three and nine months ended September 30, 2015, as compared to the same periods in 2014, was generally due to realized gains on the redelivery of Ginnie Mae buyout residential mortgage loans to future Ginnie Mae pools.
Servicing Income
For the three and nine months ended September 30, 2015, we recognized total servicing income of $32.0 million and $94.6 million, respectively. These amounts include servicing fee income of $31.1 million and $91.9 million, ancillary fee income of $0.5 million and $1.6 million, and float income of $0.4 million and $1.1 million, respectively. For the three and nine months ended September 30, 2014, we recognized total servicing income of $32.3 million and $96.6 million, respectively. These amounts include servicing fee income of $31.4 million and $94.3 million, ancillary fee income of $0.6 million and $1.6 million, and float income of $0.3 million and $0.6 million, respectively. The decrease in servicing income for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, was the result of a slight decline in the size of our MSR portfolio due to prepayments.

Loss on Servicing Asset
For the three and nine months ended September 30, 2015, loss on servicing asset of $61.5 million and $96.3 million, respectively, includes a decrease in fair value of MSR due to realization of cash flows (runoff) of $5.9 million and $23.1 million, respectively, and a decrease in fair value of MSR due to changes in valuation inputs or assumptions of $55.6 million and $73.3 million, respectively. For the three and nine months ended September 30, 2014, loss on servicing asset of $10.7 million and $73.0 million, respectively, includes a decrease in fair value of MSR due to realization of cash flows (runoff) of $14.7 million and $41.1 million and an increase in fair value of MSR due to changes in valuation inputs or assumptions of $4.0 million and a decrease in fair value of MSR due to changes in valuation inputs or assumptions of $31.9 million, respectively. The increase in loss on servicing asset for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, was the result of increased prepayment speeds and a slight increase in the discount rate.
Other Income (Loss)
For the three and nine months ended September 30, 2015, we recorded other income of $2.2 million and other loss of $16.3 million, which includes $16.0 million in gains and $33.1 million in losses on residential mortgage loans held-for-investment in securitization trusts and $14.9 million in losses and $13.6 million in gains, respectively, on collateralized borrowings in securitization trusts. Also included in other income (loss) for the three and nine months ended September 30, 2015 was other mortgage loan revenue of $0.1 million and $0.4 million, respectively, and dividend income on our FHLB stock of $1.0 million and $2.7 million for the three and nine months ended September 30, 2015.
For the three and nine months ended September 30, 2014, we recorded other loss of $1.5 million and other income of $19.9 million, which includes $6.9 million in losses and $31.7 million in gains, respectively, on residential mortgage loans held-for-investment in securitization trusts and $4.7 million in gains and $12.7 million in losses, respectively, on collateralized borrowings in securitization trusts. Also included in other income (loss) for the three and nine months ended September 30, 2014 was other mortgage loan revenue of $0.3 million and $0.6 million, respectively, and dividend income on our FHLB stock of $0.3 million for both the three and nine months ended September 30, 2014. The increase in other income for the three months ended September 30, 2015, as compared to the same period in 2014, was due in part to falling interest rates during the three months ended September 30, 2015 as compared to rising interest rates during the three and nine months ended September 30, 2014. The decrease in other income for the nine months ended September 30, 2015, as compared to the same period in 2014, was due in part to interest rates generally rising during the first half of 2015, as compared to interest rates generally falling during the nine months ended September 30, 2014.
Management Fees
We incurred management fees of $12.6 million and $38.0 million for the three and nine months ended September 30, 2015 and $12.3 million and $36.6 million for the three and nine months ended September 30, 2014, respectively, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement. See further discussion of the management fee calculation in Note 23 - Related Party Transactions of the notes to the condensed consolidated financial statements.
Securitization Deal Costs
For the three and nine months ended September 30, 2015, we recognized $2.7 million and $7.8 million in upfront costs related to the sponsoring of securitization trusts, compared to $3.4 million for both of the same periods in 2014. These costs are included when evaluating the economics of a securitization; however, the election of the fair value option for the assets and liabilities held in the securitization trusts requires the expense to be recognized upfront on the condensed consolidated statements of comprehensive (loss) income. Changes in securitization deal costs are directly related to the number and size of securitization trusts sponsored by either third parties or our subsidiaries during the respective periods.
Servicing Expenses
For the three and nine months ended September 30, 2015, we recognized $7.2 million and $19.8 million, respectively, in servicing expenses generally related to the subservicing of residential mortgage loans held-for-sale and MSR, compared to $12.5 million and $24.6 million in servicing expenses recognized during the three and nine months ended September 30, 2014, respectively. Included in servicing expenses for the three and nine months ended September 30, 2015 was MSR representation and warranty reserve expense of $0.4 million and a decrease in the MSR representation and warranty reserve of $0.5 million, compared to $6.4 million and $7.0 million in reserve expense for the three and nine months ended September 30, 2014, respectively. The decrease in servicing expenses during the three and nine months ended September 30, 2015, as compared to the same periods in 2014, was the result of a reduction in the MSR representation and warranty reserve.
Other Operating Expenses
For the three and nine months ended September 30, 2015, we recognized $16.1 million and $48.0 million, of other operating expenses, which represents an annualized expense ratio of 1.6% of average equity for both periods, compared to $12.4 million and $41.3 million of expenses, which represented an annualized expense ratio of 1.2% and 1.4% of average equity, for the same periods in 2014. The increase of our operating expense ratio resulted primarily from an increase in expenses related to the personnel and infrastructure to support our residential mortgage loan, MSR and commercial real estate activities.

Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three and nine months ended September 30, 2015, these direct and allocated costs totaled approximately $5.9 million and $16.0 million, respectively, compared to $4.3 million and $11.5 million for the same periods in 2014. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer and general counsel of $0.2 million and $1.5 million for the three and nine months ended September 30, 2015 and $0.2 million and $1.5 million for the three and nine months ended September 30, 2014, respectively. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement. Equity based compensation expense for the three and nine months ended September 30, 2015 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Company’s Second Restated 2009 Equity Incentive Plan, or the Plan (see discussion in Note 20 - Equity Incentive Plan), including our chief executive officer, chief investment officer, principal financial officer and general counsel of $1.0 million and $3.5 million, compared to $1.1 million and $4.9 million for the three and nine months ended September 30, 2014, respectively.
We have established an accounts payable function and direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services and proprietary technology, but most of our expenses with third-party vendors are paid directly by us.
Income Taxes
During the three and nine months ended September 30, 2015, our TRSs recognized a benefit from income taxes of $7.7 million and $25.3 million, compared to $4.9 million and $62.0 million during the three and nine months ended September 30, 2014, respectively, which for each period was primarily due to losses incurred on derivative instruments held in our TRSs. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.

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
The table below summarizes certain characteristics of our Agency RMBS AFS securities at September 30, 2015:

	September 30, 2015
(dollars in thousands, except purchase price)	Principal/Current Face	Net (Discount) Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$8,015,417	$505,118	$8,520,535	$176,810	$(27,770)	$8,669,575	4.32%	$108.01
Hybrid/ARM	106,803	4,727	111,530	3,688	(289)	114,929	3.55%	$106.07
Total P&I Securities	8,122,220	509,845	8,632,065	180,498	(28,059)	8,784,504	4.31%	$107.98
Interest-only securities
Fixed	321,072	(285,170)	35,902	4,354	(1,623)	38,633	4.24%	$15.12
Fixed Other (1)	2,677,339	(2,475,875)	201,464	13,128	(11,729)	202,863	1.64%	$9.25
Total	$11,120,631	$(2,251,200)	$8,869,431	$197,980	$(41,411)	$9,026,000
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

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of September 30, 2015, on an annualized basis, was 9.5%.

The following table summarizes the number of months until the next re-set for our floating or adjustable rate Agency RMBS AFS mortgage portfolio at September 30, 2015:

(in thousands)	September 30, 2015
0-12 months	$113,670
13-36 months	1,259
37-60 months	—
61-84 months	—
Greater than 84 months	—
Total	$114,929

Non-Agency RMBS
Our non-Agency RMBS portfolio is comprised of senior and mezzanine tranches of mortgage-backed securities, and excludes the retained interests from our on-balance sheet securitizations, as they are eliminated in consolidation in accordance with U.S. GAAP. The following table provides investment information on our non-Agency RMBS as of September 30, 2015:

	As of September 30, 2015
(in thousands)	Principal/current face	Accretable purchase discount	Credit reserve purchase discount	Amortized cost	Unrealized gain	Unrealized loss	Carrying value
Principal and interest securities:
Senior	$2,194,103	$(373,284)	$(496,110)	$1,324,709	$333,263	$(2,187)	$1,655,785
Mezzanine	850,841	(144,226)	(48,063)	658,552	95,264	(8,973)	744,843
Total P&I Securities	3,044,944	(517,510)	(544,173)	1,983,261	428,527	(11,160)	2,400,628
Interest-only securities	241,630	(235,979)	—	5,651	953	(37)	6,567
Total	$3,286,574	$(753,489)	$(544,173)	$1,988,912	$429,480	$(11,197)	$2,407,195

The majority of our non-Agency RMBS were rated at September 30, 2015. Note that credit ratings are based on the par value of the non-Agency RMBS, whereas the distressed non-Agency RMBS assets in our portfolio were acquired at heavily discounted prices. The following table summarizes the credit ratings of our non-Agency RMBS portfolio, based on the Bloomberg Index Rating, a composite of each of the four major credit rating agencies (i.e., DBRS Ltd., Moody’s Investors Services, Inc., Standard & Poor’s Corporation and Fitch, Inc.), as of September 30, 2015:

September 30, 2015
AAA	7.3%
AA	—%
A	0.1%
BBB	0.1%
BB	0.9%
B	5.3%
Below B	66.7%
Not rated	19.6%
Total	100.0%

The size of our non-Agency RMBS portfolio has decreased since September 30, 2014. Our allocation of non-Agency RMBS to prime securities has increased from 10.1% at September 30, 2014 to 12.7% at September 30, 2015. Conversely, our allocation of non-Agency RMBS to subprime securities has decreased from 76.9% at September 30, 2014 to 62.7% at September 30, 2015. As a result, our designated credit reserve as a percentage of total discount and total face value has also decreased (as disclosed in Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements). When focused on principal and interest securities, from September 30, 2014 to September 30, 2015, our designated credit reserve as a percentage of total discount decreased from 57.0% to 51.3% and our designated credit reserve as a percentage of total face value decreased from 24.1% to 17.9%. As our allocation of non-Agency RMBS to subprime securities has decreased over the period from September 30, 2014 to September 30, 2015, we believe these comparable portfolio metrics are reflective of our investment profile, regardless of portfolio size.
A subprime bond may generally be considered higher risk; however, if purchased at a discount that reflects a high expectation of credit losses, it could be viewed as less risky than a prime bond, which is subject to unanticipated credit loss performance. Accordingly, we believe our risk profile in owning a heavily discounted subprime bond with known delinquencies affords us the ability to assume a higher percentage of expected credit loss with comparable risk-adjusted returns to a less discounted prime bond with a lower percentage of expected credit loss.
Within our non-Agency RMBS portfolio, we have historically had a substantial emphasis on “legacy” securities, which include securities issued prior to 2009, many subprime. We believe these deeply discounted securities can add relative value as the economy and housing markets continue to improve. There remains upside optionality to lower delinquencies, higher recoveries and faster prepays. Throughout the past year, however, we have sold a number of these securities that we believe had reached maximum value, many of which were replaced with “new issue” non-Agency RMBS. We believe these “new issue” securities, which include some GSE credit risk transfer securities, have enabled us to find attractive returns and further diversify our non-Agency RMBS portfolio. Our allocation of non-Agency RMBS to “legacy” securities has decreased from 92.2% at September 30, 2014 to 85.3% at September 30, 2015. Conversely, our allocation of non-Agency RMBS to “new issue” securities has increased from 7.8% at September 30, 2014 to 14.7% at September 30, 2015.
The following tables present certain information by investment type and, if applicable, their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at September 30, 2015:

	At September 30, 2015
Non-Agency Principal and Interest (P&I) RMBS	Senior	Mezzanine	Total P&I RMBS
Carrying Value (in thousands)	$1,655,785	$744,843	$2,400,628
% of Non-Agency Portfolio	69.0%	31.0%	100.0%
Average Purchase Price (1)	$57.93	$76.41	$63.66
Average Coupon	2.8%	2.7%	2.8%
Average Fixed Coupon	4.1%	5.5%	4.2%
Average Floating Coupon	2.3%	2.6%	2.4%
Average Hybrid Coupon	5.2%	—%	5.2%
Collateral Attributes
Avg Loan Age (months)	99	82	95
Avg Loan Size (in thousands)	$398	$294	$369
Avg Original Loan-to-Value	70.6%	73.3%	71.4%
Avg Original FICO (2)	650	686	660
Current Performance
60+ day delinquencies	25.2%	14.3%	22.1%
Average Credit Enhancement (3)	9.1%	15.0%	10.8%
3-Month CPR (4)	4.7%	11.8%	6.9%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If principal/current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total non-Agency RMBS, excluding our non-Agency interest-only portfolio, would be $53.33, $73.57, and $58.98, respectively, at September 30, 2015.

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

	September 30, 2015
(dollars in thousands)	Senior		Mezzanine		Total P&I RMBS
Collateral Type	Carrying Value	% of Senior Portfolio	Carrying Value	% of Mezzanine Portfolio	Carrying Value	% of Non-Agency Portfolio
Prime	$262,718	15.9%	$43,313	5.8%	$306,031	12.8%
Alt-A	62,139	3.7%	22,544	3.0%	84,683	3.5%
POA	146,060	8.8%	29,413	4.0%	175,473	7.3%
Subprime	1,184,868	71.6%	320,364	43.0%	1,505,232	62.7%
Other	—	—%	329,209	44.2%	329,209	13.7%
	$1,655,785	100.0%	$744,843	100.0%	$2,400,628	100.0%

	September 30, 2015
(dollars in thousands)	Senior		Mezzanine		Total P&I RMBS
Coupon Type	Carrying Value	% of Senior Portfolio	Carrying Value	% of Mezzanine Portfolio	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$403,390	24.4%	$23,076	3.1%	$426,466	17.8%
Hybrid or Floating	1,252,395	75.6%	721,767	96.9%	1,974,162	82.2%
	$1,655,785	100.0%	$744,843	100.0%	$2,400,628	100.0%

	September 30, 2015
(dollars in thousands)	Senior		Mezzanine		Total P&I RMBS
Origination Year	Carrying Value	% of Senior Portfolio	Carrying Value	% of Mezzanine Portfolio	Carrying Value	% of Non-Agency Portfolio
2006+	$1,419,262	85.7%	$413,005	55.4%	$1,832,267	76.3%
2002-2005	232,445	14.0%	331,327	44.5%	563,772	23.5%
Pre-2002	4,078	0.3%	511	0.1%	4,589	0.2%
	$1,655,785	100.0%	$744,843	100.0%	$2,400,628	100.0%

Residential Mortgage Loans Held-for-Sale, at Fair Value
We acquire prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions. As of September 30, 2015, we held prime nonconforming residential mortgage loans with a carrying value of $714.7 million and had outstanding commitments to purchase $501.2 million of residential mortgage loans, subject to fallout if the loans do not close. Our intention is to securitize these loans and/or exit through a whole loan sale.
In 2013, we acquired a portfolio of CSL, which are loans that are currently performing, but with respect to which the borrower has previously experienced payment delinquencies and is more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default than on newly originated residential mortgage loans. We subsequently sold substantially all of our CSL portfolio during the first quarter of 2014. As of September 30, 2015, we had CSL with a carrying value of $11.0 million remaining.
Additionally, as owner of MSR on loans from securitizations guaranteed by Ginnie Mae, we are obligated to purchase these loans from time to time in order to complete modifications on the mortgage loans or to convey foreclosed properties to HUD. As of September 30, 2015, we held Ginnie Mae buyout residential mortgage loans with a carrying value of $42.4 million, which, in the majority of instances, will undergo successful loan modifications, return to performing loans and be redelivered to future Ginnie Mae pools or be immediately conveyed to HUD.

The following table presents our residential mortgage loans held-for-sale portfolio by loan type as of September 30, 2015:

	September 30, 2015
(in thousands)	Unpaid Principal Balance	Fair Value - Purchase Price	Fair Value - Unrealized	Carrying Value
Prime nonconforming residential mortgage loans	$700,430	$13,392	$832	$714,654
Credit sensitive residential mortgage loans	19,441	(5,797)	(2,658)	10,986
Ginnie Mae buyout residential mortgage loans	45,375	(2,135)	(872)	42,368
Residential mortgage loans held-for-sale	$765,246	$5,460	$(2,698)	$768,008

Residential Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
We purchase subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or our subsidiaries. The underlying residential mortgage loans held by the trusts, which are consolidated on our condensed consolidated balance sheets, are classified as residential mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the condensed consolidated financial statements for additional information regarding consolidation of the securitization trusts. As of September 30, 2015, residential mortgage loans held-for-investment in securitization trusts had a carrying value of $3.0 billion.
Commercial Real Estate Loans Held-for-Investment
We originate and purchase commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as commercial real estate loans held-for-investment on the condensed consolidated balance sheets. Additionally, we are the sole certificate holder of a trust entity that holds a commercial real estate loan. The underlying loan held by the trust is consolidated on our condensed consolidated balance sheet and classified as commercial real estate loans held-for-investment. See Note 3 - Variable Interest Entities to the condensed consolidated financial statements for additional information regarding consolidation of the trust. Commercial real estate loans held-for-investment are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the loans are deemed impaired. As of September 30, 2015, our commercial real estate loans held-for-investment were comprised of nine first mortgage and mezzanine commercial real estate loans with a carrying value of $290.9 million.
Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSR, which represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with fully licensed subservicers to handle substantially all servicing functions for the loans underlying our MSR. As of September 30, 2015, our MSR had a fair market value of $447.3 million.
As of September 30, 2015, our MSR portfolio included MSR on 232,323 loans with an unpaid principal balance of approximately $48.1 billion. The following table summarizes certain characteristics of the loans underlying our MSR at September 30, 2015:

	At September 30, 2015
	Government FHA (1)	Government VA/USDA (1)	Conventional (2)	Total
Unpaid principal balance (in thousands)	$7,777,769	$2,662,958	$37,676,566	$48,117,293
Number of loans	54,213	14,349	163,761	232,323
Average Coupon	4.4%	3.9%	3.8%	3.9%
Avg Loan Age (months)	54	42	30	35
Avg Loan Size (in thousands)	$143	$186	$230	$207
Avg Original Loan-to-Value	92.3%	96.0%	68.6%	74.0%
Avg Original FICO	699	719	764	751
60+ day delinquencies	4.8%	2.6%	0.3%	1.1%
3-Month CPR	17.5%	15.3%	10.6%	12.3%
____________________

(1)	Includes loans issued by Ginnie Mae.

(2)	Includes loans issued by Fannie Mae, Freddie Mac or private investors.

Repurchase Agreements and Federal Home Loan Bank of Des Moines Advances
Our borrowings consist primarily of repurchase agreements and FHLB advances collateralized by our pledge of AFS securities, derivative instruments, residential mortgage loans, commercial real estate loans and certain cash balances. Substantially all of our Agency RMBS AFS are currently pledged as collateral, and the majority of our non-Agency RMBS have been pledged, either through repurchase agreements or FHLB advances. As of September 30, 2015, our total consolidated debt-to-equity ratio was 3.6:1.0. The debt-to-equity ratio funding our RMBS AFS, residential mortgage loans held-for-sale, commercial real estate loans held-for-investment and Agency Derivatives only was 3.1:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
At September 30, 2015, repurchase agreements and FHLB advances had the following characteristics:

(dollars in thousands)	September 30, 2015
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$8,523,400	0.48%	6.3%
Non-Agency RMBS (1)	2,472,887	1.56%	25.0%
Agency Derivatives	123,746	1.15%	26.6%
Residential mortgage loans held-for-sale	550,040	0.41%	21.7%
Commercial real estate loans held-for-investment	22,855	2.01%	50.0%
Total	$11,692,928	0.71%	11.3%
____________________

(1)
Includes repurchase agreements and FHLB advances collateralized by retained interests from the Company’s on-balance sheet securitizations which are eliminated in consolidation in accordance with U.S. GAAP.

As of September 30, 2015, we had outstanding $8.0 billion of repurchase agreements, and the term to maturity ranged from one day to over 8 months. Repurchase agreements had a weighted average borrowing rate of 0.9% and weighted average remaining maturities of 57 days as of September 30, 2015.
As of September 30, 2015, we had outstanding $3.7 billion of FHLB advances. As of September 30, 2015, the weighted average term to maturity of our FHLB advances was 154 months, ranging from approximately 15 months to over 19 years. The weighted average cost of funds for our advances was 0.38% at September 30, 2015.
The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of repurchase agreements and FHLB advances (total borrowings) for the three months ended September 30, 2015, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average (1)	End of Period Balance (1)	Maximum Balance of Any Month-End (1)	Total Borrowings to Equity Ratio
For the Three Months Ended September 30, 2015	$12,480,799	$11,692,928	$12,701,289	3.1	:1.0
For the Three Months Ended June 30, 2015	$12,809,115	$12,422,803	$12,763,673	3.1	:1.0
For the Three Months Ended March 31, 2015	$13,598,611	$13,718,628	$13,843,240	3.4	:1.0
For the Three Months Ended December 31, 2014	$12,726,721	$13,436,213	$13,436,213	3.3	:1.0
For the Three Months Ended September 30, 2014	$11,626,507	$11,788,628	$11,788,628	2.9	:1.0
____________________

(1)
Includes repurchase agreements and FHLB advances collateralized by RMBS AFS, residential mortgage loans held-for-sale, commercial real estate loans held-for-investment and Agency Derivatives and excludes repurchase agreements collateralized by U.S. Treasuries and collateralized borrowings in securitization trusts.

Collateralized Borrowings in Securitization Trusts, at Fair Value
We purchase subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or our subsidiaries. The underlying debt held by the trusts, which are consolidated on our condensed consolidated balance sheets, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the condensed consolidated financial statements for additional information regarding consolidation of the securitization trusts. As of September 30, 2015, collateralized borrowings in securitization trusts had a carrying value of $2.0 billion with a weighted average interest rate of 3.5%. The stated maturity dates for all collateralized borrowings are more than five years from September 30, 2015.
Equity
As of September 30, 2015, our stockholders’ equity was $3.8 billion and our book value per share was $10.30. As of June 30, 2015, our stockholders’ equity was $4.0 billion and our book value per share was $10.81.
The following table provides details of our changes in stockholders’ equity from June 30, 2015 to September 30, 2015:

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Book Value Per Share
Stockholders' equity at June 30, 2015	$3,971.6	367.5	$10.81
GAAP net loss:
Core Earnings, net of tax benefit of $1.1 million (1)	79.4
Realized gains and losses, net of tax benefit of $11.4 million	(3.1)
Unrealized mark-to-market gains and losses, net of tax expense of $4.8 million	(111.1)
Total GAAP net loss	(34.8)
Other comprehensive loss, net of tax	(58.0)
Dividend declaration	(95.5)
Other	1.7	—
Balance before capital transactions	3,785.0	367.5
Repurchase of common stock	(12.5)	(1.4)
Issuance of common stock, net of offering costs	0.2	—
Stockholders' equity at September 30, 2015	$3,772.7	366.1	$10.30
____________________

(1)
Core Earnings is a non-U.S. GAAP measure that we define as GAAP net (loss) income, excluding impairment losses, realized and unrealized gains or losses on the aggregate portfolio, amortization of business combination intangible assets, reserve expense for representation and warranty obligations on MSR and certain upfront costs related to securitization transactions. As defined, Core Earnings includes interest income or expense and premium income or loss on derivative instruments and servicing income, net of estimated amortization on MSR. Core Earnings is provided for purposes of comparability to other peer issuers.

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
As of September 30, 2015, we held $811.8 million in cash and cash equivalents available to support our operations; $15.9 billion of AFS securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts, commercial real estate loans held-for-investment, MSR and derivative assets held at fair value; and $13.7 billion of outstanding debt in the form of repurchase agreements, FHLB advances and collateralized borrowings in securitization trusts. During the three months ended September 30, 2015, our total consolidated debt-to-equity ratio remained constant at 3.6:1.0 (excludes payables due to broker counterparties for unsettled securities purchases; however, at September 30, 2015, we did not have any such payables). The debt-to-equity ratio funding our RMBS AFS, residential mortgage loans held-for-sale, commercial real estate loans held-for-investment and Agency Derivatives only also remained constant at 3.1:1.0. We believe the debt-to-equity ratio funding our RMBS AFS, residential mortgage loans held-for-sale, commercial real estate loans held-for-investment and Agency Derivatives is the most meaningful debt-to-equity measure as U.S. Treasuries are viewed to be highly liquid in nature and collateralized borrowings on residential mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity.
As of September 30, 2015, we had approximately $15.5 million of unpledged Agency RMBS AFS and Agency Derivatives and $40.7 million of unpledged non-Agency securities and retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP. As a result, we had an overall estimated unused borrowing capacity on unpledged RMBS and retained interests of approximately $41.4 million. We also had approximately $11.7 million of unpledged prime nonconforming residential mortgage loans, $11.0 million of unpledged CSL, $42.4 million of unpledged Ginnie Mae buyout residential mortgage loans and an overall estimated unused borrowing capacity on unpledged residential mortgage loans held-for-sale of approximately $10.5 million. As of September 30, 2015, we had approximately $100.2 million of unpledged mezzanine commercial real estate loans and $145.1 million of unpledged first mortgages and an overall estimated unused borrowing capacity on unpledged commercial real estate loans held-for-investment of approximately $96.8 million. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the nine months ended September 30, 2015, we did not experience any restrictions to our funding sources, although balance sheet capacity of counterparties tightened due to compliance with the Basel III regulatory capital reform rules as well as management of perceived risk in the volatile interest rate environment. We expect ongoing sources of financing to be primarily repurchase agreements, FHLB advances and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of September 30, 2015, we have master repurchase agreements in place with 30 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate further counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

The following table summarizes our repurchase agreements and counterparty geographical concentration at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$5,168,128	$870,927	65.0%	$8,331,244	$974,519	57.9%
Europe (2)	1,688,605	395,766	29.5%	2,950,991	604,711	35.9%
Asia (2)	1,126,195	74,156	5.5%	1,650,228	103,571	6.2%
Total	$7,982,928	$1,340,849	100.0%	$12,932,463	$1,682,801	100.0%
____________________

(1)
Represents the net carrying value of the securities, residential mortgage loans held-for-sale and commercial real estate loans held-for-investment sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases are not included in the amounts presented above. However, at both September 30, 2015 and December 31, 2014, we did not have any such payables.

(2)	Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

In addition to our master repurchase agreements to fund our RMBS and commercial real estate loans held-for-investment, we have two facilities that provide short-term financing for our mortgage loan collateral during our aggregation period. An overview of the facilities is presented in the table below:

(dollars in thousands)
As of September 30, 2015
Expiration Date		Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
May 10, 2016	(1)	No	$—	$50,000	$50,000	Prime nonconforming residential mortgage loans
May 19, 2016	(1)	No	$8,555	$191,445	$200,000	Prime nonconforming residential mortgage loans
						Credit sensitive residential mortgage loans
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

Our wholly owned subsidiary, TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of September 30, 2015, TH Insurance had $3.7 billion in outstanding secured advances with a weighted average borrowing rate of 0.38%, and had an additional $290.0 million of available uncommitted capacity for borrowings. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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
In the fall of 2014, the FHFA published a notice of proposed rulemaking regarding membership in the Federal Home Loan Bank system. Among other effects, the rulemaking would exclude captive insurers from membership, including our subsidiary member, TH Insurance. We have no indication of what, if anything, will come of the proposal, but we are currently a member in good standing with the FHLB and believe our mission aligns well with that of the Federal Home Loan Bank system. We continue to closely monitor matters that could impact our FHLB membership.

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of September 30, 2015:

(a)
As of the last business day of each calendar quarter, total indebtedness to net worth must be less than the specified threshold ratio in the repurchase agreement. As of September 30, 2015, our debt to net worth, as defined, was 3.7:1.0 while our threshold ratio, as defined, was 5.1:1.0.

(b)
As of the last business day of each calendar quarter, liquidity must be greater than $100 million and the aggregate amount of unrestricted cash or cash equivalents must be greater than $35 million. As of September 30, 2015, our liquidity, as defined, was $1.2 billion and our total unrestricted cash and cash equivalents, as defined, was $811.8 million.

(c)	As of the last business day of each calendar quarter, net worth must be greater than $1.75 billion. As of September 30, 2015, our net worth, as defined, was $3.8 billion.
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

(in thousands)	September 30, 2015	December 31, 2014
Available-for-sale securities, at fair value	$11,399,614	$14,159,315
Trading securities, at fair value	—	1,997,656
Residential mortgage loans held-for-sale, at fair value	702,975	416,779
Commercial real estate loans held-for-investment	45,651	—
Net economic interests in consolidated securitization trusts (1)	955,459	367,468
Cash and cash equivalents	15,000	14,117
Restricted cash	118,958	112,435
Due from counterparties	28,813	38,200
Derivative assets, at fair value	170,856	185,067
Total	$13,437,326	$17,291,037
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

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

The following table provides the maturities of our repurchase agreements and FHLB advances as of September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Within 30 days	$3,340,129	$4,013,055
30 to 59 days	2,424,347	4,595,425
60 to 89 days	15,609	903,286
90 to 119 days	1,009,198	434,550
120 to 364 days (1)	1,193,645	1,929,164
One to three years	651,238	744,459
Three to five years	815,024	815,024
Five to ten years	—	—
Ten years and over	2,243,738	1,000,000
Open maturity (2)	—	997,500
Total	$11,692,928	$15,432,463
____________________

(1)	As of September 30, 2015, 120 to 364 days includes the amounts outstanding under the uncommitted mortgage loan warehouse facilities.

(2)	Repurchase agreements collateralized by U.S. Treasuries include an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

For the three months ended September 30, 2015, our unrestricted cash balance decreased approximately $121.7 million to $811.8 million at September 30, 2015. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the three months ended September 30, 2015, operating activities decreased our cash balances by approximately $612.7 million, primarily driven by purchases of residential mortgage loans held-for-sale.

•	Cash flows from investing activities. For the three months ended September 30, 2015, investing activities increased our cash balances by approximately $1.1 billion, primarily driven by sales of AFS.

•
Cash flows from financing activities. For the three months ended September 30, 2015, financing activities decreased our cash balance by approximately $567.8 million, primarily driven by repayment of repurchase agreements due to sales of AFS and trading securities.

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
We may utilize U.S. Treasuries as well as derivative financial instruments, which during the nine months ended September 30, 2015 were limited to interest rate swaps, swaptions, TBAs, short U.S. Treasuries, put and call options for TBAs and U.S. Treasuries, constant maturity swaps, Markit IOS total return swaps and, to a certain extent, inverse interest-only securities, to hedge the interest rate risk associated with our portfolio. In addition, because MSR are negative duration assets, they provide a natural hedge to interest rate exposure on our RMBS portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We implement part of our hedging strategy through our TRSs, which are subject to U.S. federal, state and, if applicable, local income tax.
Interest Rate Effect on Net Interest Income
Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing and hedging activities. The costs associated with our borrowings are generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase while the yields earned on our existing portfolio of leveraged fixed-rate RMBS and residential mortgage loans held-for-sale will remain static. Moreover, interest rates may rise at a faster pace than the yields earned on our leveraged adjustable-rate and hybrid RMBS and adjustable-rate residential mortgage loans held-for-sale. Both of these factors could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time, as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target assets. If any of these events happen, we could experience a decrease in net (loss) income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.
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

The following table provides the indices of our variable rate RMBS AFS, residential mortgage loans held-for-sale and commercial real estate loans held-for-investment of September 30, 2015 and December 31, 2014, respectively, based on carrying value (dollars in thousands).

	As of September 30, 2015				As of December 31, 2014
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$1,413	$103,511	$104,924	4%	$1,121	$115,619	$116,740	4%
LIBOR	2,400,602	36,481	2,437,083	91%	2,762,807	42,530	2,805,337	93%
Other (2)	118,759	17,559	136,318	5%	68,244	19,228	87,472	3%
Total	$2,520,774	$157,551	$2,678,325	100%	$2,832,172	$177,377	$3,009,549	100%
____________________

(1)	“Hybrid” amounts reflect those assets with greater than twelve months to reset.

(2)	“Other” includes COFI, MTA and other indices.

Our analysis of risks is based on PRCM Advisers’ and its affiliates’ experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM Advisers may produce results that differ significantly from the estimates and assumptions used in our models.

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at September 30, 2015.
All changes in value are measured as the change from the September 30, 2015 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities	$364,291	$194,646	$(225,133)	$(479,809)
As a % of September 30, 2015 equity	9.6%	5.2%	(6.0)%	(12.7)%
Residential mortgage loans held-for-sale	$21,244	$17,142	$(21,304)	$(44,277)
As a % of September 30, 2015 equity	0.6%	0.4%	(0.6)%	(1.2)%
Residential mortgage loans held-for-investment in securitization trusts	$86,713	$71,248	$(88,484)	$(181,276)
As a % of September 30, 2015 equity	2.3%	1.9%	(2.3)%	(4.8)%
Commercial real estate loans held-for-investment	$12	$6	$(60)	$(119)
As a % of September 30, 2015 equity	—%	—%	—%	—%
Mortgage servicing rights	$(166,755)	$(62,842)	$33,899	$56,319
As a % of September 30, 2015 equity	(4.4)%	(1.7)%	0.9%	1.5%
Derivatives, net	$(371,104)	$(159,721)	$144,492	$324,397
As a % of September 30, 2015 equity	(9.8)%	(4.2)%	3.8%	8.6%
Repurchase Agreements	$(3,916)	$(3,869)	$6,165	$12,330
As a % of September 30, 2015 equity	(0.1)%	(0.1)%	0.2%	0.3%
Collateralized borrowings in securitization trusts	$(58,158)	$(47,918)	$58,165	$120,817
As a % of September 30, 2015 equity	(1.6)%	(1.3)%	1.5%	3.2%
Federal Home Loan Bank advances	$(993)	$(973)	$1,589	$3,179
As a % of September 30, 2015 equity	—%	—%	0.1%	0.1%
Total Net Assets	$(128,666)	$7,719	$(90,671)	$(188,439)
As a % of September 30, 2015 total assets	(0.7)%	—%	(0.5)%	(1.1)%
As a % of September 30, 2015 equity	(3.4)%	0.2%	(2.4)%	(5.0)%
	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(1,773)	$(1,755)	$(2,191)	$(4,381)
% change in net interest income	(0.5)%	(0.5)%	(0.6)%	(1.2)%

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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2015. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

The change in annualized net interest income does not include any benefit or detriment from faster or slower prepayment rates on our Agency premium RMBS, non-Agency discount RMBS, and instruments that represent the interest payments (but not the principal) on a pool of mortgages, or interest-only securities. We anticipate that faster prepayment speeds in lower interest rate scenarios will generate lower realized yields on Agency and non-Agency premium and interest-only securities and higher realized yields on Agency and non-Agency discount RMBS. Similarly, we anticipate that slower prepayment speeds in higher interest rate scenarios will generate higher realized yields on Agency premium and interest-only securities and lower realized yields on non-Agency discount RMBS. Although we have sought to construct the portfolio to limit the effect of changes in prepayment speeds, there can be no assurance this will actually occur, and the realized yield of the portfolio may be significantly different than we anticipate in changing interest rate scenarios.
Given the low interest rate environment at September 30, 2015, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
Market Risk
Market Value Risk. Our AFS securities are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value for all AFS securities except Agency interest-only securities and GSE credit risk transfer securities reflected in accumulated other comprehensive income. The estimated fair value of these securities fluctuates primarily due to changes in interest rates, market valuation of credit risks, and other factors. Generally, in a rising interest rate environment, we would expect the fair value of these securities to decrease; conversely, in a decreasing interest rate environment, we would expect the fair value of these securities to increase. As market volatility increases or liquidity decreases, the fair value of our assets may be adversely impacted.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Except as set forth in our Quarterly Report on Form 10-Q for the period ended June 30, 2015, or the Q2 Form 10-Q, there have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward-Looking Statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in the Form 10-K, the Q2 Form 10-Q, or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)On October 5, 2011, the Company’s board of directors authorized a share repurchase program, which allows the Company to repurchase up to 10,000,000 shares of its common stock. On November 14, 2012, the board of directors authorized an increase in the share repurchase program of 15,000,000 shares, for a total of 25,000,000 shares. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. As of September 30, 2015, 3,842,587 shares had been repurchased by the Company under the program for a total cost of $36.4 million. The following table reflects purchases under the plan during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 through July 31, 2015	—	$—	—	22,549,300
August 1, 2015 through August 31, 2015	297,213	9.21	297,213	22,252,087
September 1, 2015 through September 30, 2015	1,094,674	8.90	1,094,674	21,157,413
Total	1,391,887	$8.96	1,391,887	21,157,413

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

TWO HARBORS INVESTMENT CORP.
Dated:	November 5, 2015	By:	/s/ Thomas E. Siering
Thomas E. Siering Chief Executive Officer, President and Director (Principal Executive Officer)
Dated:	November 5, 2015	By:	/s/ Brad Farrell
Brad Farrell Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Number	Exhibit Index
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
101
Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the quarter ended September 30, 2015, filed with the SEC on November 5, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)