Form 10-K
period 2015-12-31
TWO HARBORS INVESTMENT CORP.
filed 2016-02-26
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.6 billion based on the closing sale price as reported on the NYSE on that date.
As of February 24, 2016 there were 347,571,742 shares of common stock, par value $.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

TWO HARBORS INVESTMENT CORP.
2015 ANNUAL REPORT ON FORM 10-K

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
We seek to deploy moderate leverage as part of our investment strategy. We generally finance our RMBS, residential mortgage loans and commercial real estate assets through short- and long-term borrowings structured as repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. We do not currently finance our MSR assets, but may in the future if we determine financing is available on terms we believe are favorable to us.
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
Our Manager
We are externally managed and advised by PRCM Advisers LLC, or PRCM Advisers, a wholly-owned subsidiary of Pine River Capital Management L.P, or Pine River. Pine River formed PRCM Advisers for the purpose of providing management services to us. PRCM Advisers is responsible for administering our business activities and day-to-day operations. Pursuant to the terms of the management agreement between us and PRCM Advisers, PRCM Advisers provides us with our management team, including our executive officers and support personnel. In addition, PRCM Advisers provides us with the expertise of a dedicated team of investment professionals, proprietary analytical tools and other infrastructure support. PRCM Advisers is at all times subject to the supervision and oversight of our board of directors. Each of our executive officers is an employee or partner of Pine River; we do not have any employees. We do not pay any of our executive officers cash compensation; rather, we pay PRCM Advisers a base management fee equal to 1.5% per annum of our stockholders’ equity, adjusted to exclude any unrealized gains, losses or other items that do not affect realized net income, among other adjustments, as defined by the management agreement. We also reimburse PRCM Advisers for the allocable share of the compensation paid by Pine River to its personnel serving as our principal financial officer and general counsel and other reimbursable costs under the management agreement. We do not pay PRCM Advisers any incentive-based fees or other incentive-based compensation.

Through our relationship with PRCM Advisers, we benefit from Pine River’s disciplined and highly analytical investment approach, extensive long-term relationships in the financial community, and established infrastructure. Pine River’s disciplined investment process utilizes a cross-product approach, conducting top-down market assessments with respect to various subsets of the RMBS and mortgage market in order to identify the most attractive segments and investment opportunities. Our investment process leverages proprietary and third-party analytic tools to conduct a detailed analysis of factors that influence our target assets. We select our target assets after extensive analysis of the asset, including the underlying collateral, prepayment trends, average remaining life, amortization schedules, fixed versus floating interest rates, geographic concentration, property type, loan-to-value ratios and credit scores, among others.
The dedicated team of investment professionals provided to us by PRCM Advisers has broad experience in managing our target assets and has demonstrated the ability to generate attractive risk-adjusted returns under different market conditions and cycles. Pine River maintains extensive long-term relationships with financial intermediaries, including prime brokers, investment banks, broker-dealers and asset custodians. We believe these relationships enhance our ability to source, finance, protect and hedge our investments and, thus, enable us to succeed in various credit and interest rate environments. We also benefit from Pine River’s comprehensive finance, operational and administrative infrastructure, including its risk management and accounting operations, as well as its legal, compliance and software development teams. Through the use of existing resources within Pine River, the addition of new personnel having significant experience in managing our target assets, and the use of experienced outside advisors, we believe that we have sufficient experience to execute on our business diversification initiatives, including commercial real estate assets.

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

•
changes in the values of securities we own and the impact of adjustments reflecting those changes on our consolidated statements of comprehensive income and balance sheets, including our stockholders’ equity;

•	our ability to generate cash flow from our target assets;

•	changes in our investment, financing, and hedging strategies and the new risks to which those changes may expose us;

•	changes in the competitive landscape within our industry, including changes that may affect our ability to attract and retain personnel;

•	our ability to build and maintain successful relationships with loan originators;

•	our ability to acquire mortgage loans in connection with our mortgage loan conduit program;

•	our ability to securitize the mortgage loans that we acquire;

•	our exposure to legal and regulatory claims, including litigation arising from our involvement in securitization transactions and investments in MSR;

•	our exposure to counterparties involved in our mortgage loan conduit and MSR businesses and our ability to enforce representations and warranties made by them;

•	our ability to acquire MSR and successfully operate our seller-servicer subsidiary and oversee our subservicers;

•	the state of commercial real estate markets, including the demand for commercial loans;

•	our ability to acquire commercial real estate assets, and to originate commercial loans;

•	our ability to successfully diversify our business into new asset classes, and manage the new risks to which they may expose us;

•	our ability to manage various operational and regulatory risks associated with our business;

•	interruptions in or impairments to our communications and information technology systems;

•	our ability to maintain appropriate internal controls over financial reporting;

•	our ability to establish, adjust and maintain appropriate hedges for the risks in our portfolio;

•	our ability to maintain our REIT qualification for U.S. federal income tax purposes; and

•	limitations imposed on our business due to our REIT status and our status as exempt from registration under the 1940 Act.
This Annual Report on Form 10-K may contain statistics and other data that, in some cases, have been obtained or compiled from information made available by mortgage loan servicers and other third-party service providers.

Our Business
Our Investment Strategy
Our investment objective is to provide attractive risk-adjusted total return to our stockholders over the long-term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective by constructing a well-balanced portfolio consisting of RMBS, residential mortgage loans, MSR, commercial real estate and other financial assets, with a focus on managing various associated risks, including interest rate, prepayment, mortgage spread and financing risk. The preservation of book value is of paramount importance to our ability to generate total return on an ongoing basis. Consistent with the objective of achieving attractive risk-adjusted total return over various market cycles, we intend to maintain a balanced approach to these various risks.
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

Our Target Assets
Our portfolio can be categorized into three strategies based on investment characteristics, which embodies our hybrid investment approach. All three strategies are managed by our Chief Investment Officer and resources are allocated and financial performance is assessed on a consolidated basis. The categories and their respective target asset classes are as follows:

•
Rates Strategy - Includes Agency RMBS, MSR and related hedging transactions. The performance of this strategy is most affected by changes in interest rates, prepayments and mortgage spreads. These assets have minimal exposure to the underlying credit performance of the investments.

Agency RMBS	Agency RMBS collateralized by fixed rate mortgage loans, adjustable-rate mortgage (or ARM) loans or hybrid mortgage loans, or derivatives thereof, including:
	•	mortgage pass-through certificates;
	•	collateralized mortgage obligations;
	•	Freddie Mac gold certificates;
	•	Fannie Mae certificates;
	•	Ginnie Mae certificates;
	•	“to-be-announced” forward contracts, or TBAs, which are pools of mortgages with specific investment terms to be issued by government sponsored entities, or GSEs, at a future date; and
	•	interest-only and inverse interest-only securities.
MSR	The right to control the servicing of mortgage loans and receive the servicing income therefrom; the actual servicing functions are outsourced to fully licensed third-party subservicers.

•
Credit Strategy - Includes non-Agency RMBS, residential mortgage loans and related hedging transactions. The performance of this strategy is most affected by changes in credit performance of the underlying mortgage loan collateral. These assets have interest rate and mortgage spread exposure, although such exposures are not viewed to be the main drivers of performance.

Non-Agency RMBS	Non-Agency RMBS collateralized by prime mortgage loans, Alt-A mortgage loans, pay-option ARM loans and subprime mortgage loans, which may have fixed rate, adjustable rate or hybrid rate terms.

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

•
Commercial Strategy - Includes first mortgage and mezzanine commercial real estate loans, debt-like preferred equity, b-notes, commercial mortgage-backed securities, or CMBS, and related hedging transactions. The performance of this strategy is affected by changes in interest rates and mortgage spreads as well as changes in performance of the underlying commercial collateral.

Commercial Real Estate Loans	Floating and fixed rate commercial real estate loans, including:
	•	first mortgage loans secured by a first priority mortgage on commercial real estate assets;
	•	mezzanine loans secured by a pledge of equity interests in the borrower and structurally subordinate to any loan made directly to the borrower;
	•	b-notes, which represent interests in a junior portion of a commercial mortgage loan; and
	•	debt-like preferred equity which is senior to the common equity and subordinate to any loan made directly to the borrower.
CMBS	CMBS collateralized by commercial real estate loans.

Other assets include financial and mortgage-related assets other than those in our rates, credit and commercial strategies, including asset backed securities and certain non-hedging transactions that may produce non-qualifying income for purposes of the REIT gross income tests.
Our Investment Activities
At December 31, 2015, we had total assets of approximately $14.6 billion. Our RMBS portfolio represented $7.8 billion, or 53.7%, of our assets and was comprised of $6.1 billion, or 76.8%, of Agency RMBS; $1.3 billion, or 16.4%, of senior non-Agency RMBS; and $0.5 billion, or 6.8%, of other non-Agency RMBS. Additionally, we held other investments including residential mortgage loans held-for-sale of $0.8 billion, or 5.6%; residential mortgage loans held-for-investment in securitization trusts of $3.2 billion, or 21.8%; commercial real estate assets of $661.0 million, or 4.5%; and MSR of $0.5 billion, or 3.4%, of total assets. Remaining assets of $1.6 billion consist of cash, restricted cash, receivables, derivative assets and prepaid assets.
Agency and Non-Agency RMBS
We believe our hybrid Agency and non-Agency RMBS investment model allows management to allocate capital across various sectors within the residential mortgage market, with a focus on security selection and implementation of a relative value investment approach. Our capital allocation factors in the opportunities in the marketplace, cost of financing and cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, RMBS asset allocation reflects management’s opportunistic approach to investing in the marketplace. During the year ended December 31, 2015, we did not significantly modify our RMBS asset allocation between Agency and non-Agency RMBS, but reduced our overall capital allocation to RMBS.
Within our non-Agency RMBS portfolio, we have historically had a substantial emphasis on “legacy” securities, which include securities issued prior to 2009, many subprime. We believe these deeply discounted securities can add relative value as the economy and housing markets continue to improve. There remains upside optionality to lower delinquencies, higher recoveries and faster prepays. Throughout the past year, however, we have sold a number of these securities that we believe had reached maximum value, some of which were replaced with “new issue” non-Agency RMBS. We believe these “new issue” securities, which include some GSE credit risk transfer securities, have enabled us to find attractive returns and further diversify our non-Agency RMBS portfolio.
Residential Mortgage Loans
In order to diversify our investment opportunities, we have established a sustainable model for creating residential mortgage investments at attractive yields. We have developed and continue to advance a high-quality, multi-originator whole loan conduit program involving a network of reliable securitization partners including originators, servicers, master servicers, bankers, attorneys, trustees and custodians. We acquire prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions with whom we have chosen to build strategic relationships, including those with a national presence. We have expanded our prime program to include a high loan-to-value, or LTV, product and launched an expanded credit program. The high LTV product includes loans with high credit quality borrowers who prefer or require a lower down payment. The expanded credit program is geared toward borrowers of average credit quality who have the financial wherewithal to buy a home, but haven’t been able to get a mortgage due to exceptionally tight credit standards. We expect the high LTV product and the expanded credit program to drive volumes over time.

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
In 2013, we acquired a portfolio of credit sensitive residential mortgage loans, or CSL, which are loans that were performing, but with respect to which the borrower had previously experienced payment delinquencies and was more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default on CSL than on newly originated residential mortgage loans. We sold substantially all of our CSL portfolio during the first quarter of 2014. As of December 31, 2015, we had CSL with a carrying value of $11.0 million remaining.
Commercial Real Estate Assets
We originate and purchase commercial real estate debt and related instruments generally to be held as long-term investments. Pine River employs a seasoned commercial real estate team with broad experience across multiple segments of the commercial real estate market to manage this initiative. The commercial real estate loan market is over $3.0 trillion in size and over $1.5 trillion in loans are expected to mature in the next several years. This business meets the criteria we desire in respect of opportunity, scale and investment runway. As of December 31, 2015, we had invested in first mortgage and mezzanine commercial real estate loans and it is our intention to continue to allocate capital towards this business.
Mortgage Servicing Rights
On April 30, 2013, one of our wholly owned subsidiaries acquired a company that holds the requisite approvals from Fannie Mae, Freddie Mac and Ginnie Mae to own and manage MSR. The MSR acquired in conjunction with the acquisition of this entity and those subsequently purchased represent a contractual right to service a mortgage loan and collect a fee for performing servicing activities, such as collecting principal and interest from a borrower and distributing those payments to the owner of the loan. We do not directly service the mortgage loans underlying the MSR we acquire; rather, we contract with fully licensed third-party subservicers to handle substantially all servicing functions for the loans underlying our MSR.
We believe MSR are a natural fit for our portfolio over the long term. Our MSR strategy leverages our core competencies in prepayment and credit risk analytics and the MSR assets are a natural hedge to our Agency RMBS, hedging both interest rate as well as mortgage spread risk. Our goal is to create long-lasting relationships with high quality originators in both flow and bulk acquisitions of MSR. We have completed multiple substantial bulk acquisitions of MSR and have in place flow arrangements with multiple sellers through which we purchase MSR on new-origination production.
Discontinued Operations
On December 19, 2012, we completed the contribution of our portfolio of single-family rental properties to Silver Bay Realty Trust Corp., or Silver Bay, a newly organized Maryland corporation managed by a subsidiary of Pine River, that intended to qualify as a REIT and was focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. We effected this transaction by contributing our equity interests in our then wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay, and in exchange for the contribution, received shares of common stock of Silver Bay. Silver Bay completed its initial public offering, or IPO, of its common stock on December 19, 2012 and is listed on the NYSE under the symbol “SBY”. We distributed the shares of Silver Bay common stock we received in the transaction to our stockholders on or about April 24, 2013. Because we will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the year ended December 31, 2013. No remaining associated operating results were recognized during the years ended December 31, 2015 and 2014.

Our Investment Guidelines
Our board of directors has approved the following investment guidelines:

•	no investment shall be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;

•	no investment shall be made that would cause us to be regulated as an investment company under the 1940 Act;

•
we will primarily invest within our target assets, consisting primarily of Agency RMBS, non-Agency RMBS, residential mortgage loans, MSR and commercial real estate assets, inclusive of commercial real estate loans, commercial real property, CMBS, commercial corporate debt and loans and other commercial real estate-related investments in the U.S.; approximately 5% to 10% of our portfolio may include other financial assets; and

•
until appropriate investments can be identified, we will invest available cash in interest-bearing and short-term investments that are consistent with (i) our intention to qualify as a REIT and (ii) our exemption from investment company status under the 1940 Act.

These investment guidelines may be changed from time to time by our board of directors in its discretion without the approval of our stockholders.
Within the constraints of the foregoing investment guidelines, PRCM Advisers has broad authority to select, finance and manage our investment portfolio. As a general matter, our investment strategy is designed to enable us to:

•
build an investment portfolio consisting of Agency RMBS, non-Agency RMBS, residential mortgage loans, MSR, commercial real estate and other financial assets that will generate attractive returns while having a moderate risk profile;

•	manage financing, interest, prepayment rate, credit and similar risks;

•	capitalize on discrepancies in the relative valuations in the mortgage and housing markets; and

•	provide regular quarterly dividend distributions to stockholders.
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
Our primary financing sources are repurchase agreements and FHLB advances. Repurchase agreements are financings pursuant to which one party, the seller/borrower, sells assets to the repurchase agreement counterparty, the buyer/lender, for an agreed price with the obligation to repurchase the assets from the buyer at a future date and at a price higher than the original purchase price. The amount of financing available under a repurchase agreement is limited to a specified percentage of the estimated market value of the assets. The difference between the sale price and repurchase price is the interest expense of financing under a repurchase agreement. Under repurchase agreement financing arrangements, if the value of the collateral decreases, the buyer could require the seller to provide additional cash collateral to re-establish the ratio of value of the collateral to the amount of borrowing (i.e., a margin call). In the current economic climate, lenders under repurchase agreements generally advance approximately 90% to 97% of the market value of the Agency RMBS financed (a discount from market value, generally referred to as a haircut, of 3% to 10%), 50% to 75% of the market value of the non-Agency RMBS financed (i.e., a haircut of 25% to 50%), 80% to 90% of the market value of prime nonconforming residential mortgage loans (i.e., a haircut of 10% to 20%), 50% to 60% of the market value of CSL (i.e., a haircut of 40% to 50%), 25% to 50% of the market value of mezzanine commercial real estate loans (i.e., a haircut of 50% to 75%), 65% to 80% of the market value of commercial real estate first mortgages (i.e., a haircut of 20% to 35%), and 65% to 75% of the market value of CMBS (i.e., a haircut of 25% to 35%).
A significant decrease in the advance rate or an increase in the haircut could result in our having to sell assets in order to meet additional margin requirements by the lender. We expect to mitigate our risk of margin calls under repurchase agreements by deploying leverage at an amount that is below what could be used under current advance rates.

In order to reduce our exposure to risks associated with lender counterparty concentration, we generally seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At December 31, 2015, we had $5.0 billion of outstanding balances under repurchase agreements with 21 counterparties, with a maximum net exposure (the difference between the amount loaned to us, including interest payable, and the value of the assets pledged by us as collateral, including accrued interest receivable on such assets) to any single lender of $217.7 million, or 6.1% of equity.
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
We use FHLB advances to finance our Agency and non-Agency RMBS, residential mortgage loans held-for-sale and commercial real estate assets. Similar to repurchase agreements, if the value of our assets pledged to the FHLB as collateral for advances decreases, the FHLB could require us to provide additional collateral to re-establish the ratio of value of the collateral to the amount of advances outstanding. The FHLB generally advances approximately 90% to 95% of the market value of the Agency RMBS financed (i.e., a haircut of 5% to 10%), 85% to 90% of the market value of the non-Agency RMBS financed (i.e., a haircut of 10% to 15%), and 60% to 80% of the market value of the residential mortgage and commercial real estate loans financed (i.e., a haircut of 20% to 40%).
In January 2016, the FHFA released a final rule regarding membership in the Federal Home Loan Bank system. Among other effects, the ruling excludes captive insurers from membership eligibility, including our subsidiary member, TH Insurance Holdings Company LLC, or TH Insurance. Since TH Insurance was admitted as a member in 2013, it is eligible for a five-year membership grace period, during which new advances or renewals that mature beyond the grace period will be prohibited. However, any existing advances that mature beyond this grace period will be permitted to remain in place subject to their terms insofar as we maintain good standing with the FHLB. If any new advances or renewals occur, TH Insurance’s outstanding advances will be limited to forty percent of its total assets. Notwithstanding the FHFA’s ruling, we continue to believe our mission aligns well with that of the Federal Home Loan Bank system.
Our MSR are currently unlevered with limited ability to borrow against such assets. We are currently funding these assets with equity of the company, but may finance them with third parties in the future if funding is available on terms we believe are favorable to us.
Interest Rate Hedging and Risk Management Strategy
We enter into a variety of derivative and non-derivative instruments in connection with our risk management activities. Our primary objective for executing these derivative and non-derivative instruments is to mitigate our exposure to future events that are outside our control. Our derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk) and credit risk related to certain assets and liabilities. As part of our risk management activities, we may, at times, enter into various forward contracts including short securities, Agency TBAs, options, futures, swaps and caps. In executing on our current risk management strategy, we have entered into interest rate swap and swaption agreements, TBAs, short U.S. Treasuries, put and call options for TBAs and U.S. Treasuries, constant maturity swaps, credit default swaps, total return swaps (based on the Markit IOS Index) and forward purchase commitments. We have also entered into a number of non-derivative instruments to manage interest rate risk, principally U.S. Treasuries and Agency interest-only securities.
Our Competitive Advantages
Our investment strategy is focused on utilizing our underlying core strengths, described below in further detail, which we believe offer competitive advantages in the marketplace:
Significant Experience of Our Management Team
We believe that the extensive experience of our management team and, through our relationship with PRCM Advisers, the employees of Pine River, provides us with significant expertise across our target assets. Our team of dedicated investment professionals has managed our target assets through a variety of credit and interest rate environments and has demonstrated strong ability to generate attractive risk-adjusted returns under different market conditions, on both a levered and unlevered basis. Pine River also employs a seasoned commercial real estate team with broad experience across multiple segments of the commercial real estate market.
Our Chief Investment Officer and the other senior members of our investment team have extensive experience in investing in our target assets, including experience in performing advisory services for investment banks, funds, other investment vehicles and other managed and discretionary accounts. Our team of dedicated investment professionals includes seasoned traders, analysts and risk managers, and is backed by Pine River’s extensive infrastructure in the areas of credit analysis, trade execution, risk management, valuation, accounting, operations and law.

Ability to Provide Capital Solutions to the Residential Mortgage Market
We believe our investment diversification strategy into MSR and residential mortgage loans, combined with our state licenses and seller-servicer approvals from Fannie Mae, Freddie Mac and Ginnie Mae to own and manage MSR, our state licenses and approvals to purchase and sell mortgage loans, and the expansion of our infrastructure necessary to support these businesses, including technology, servicing oversight and re-underwriting capabilities, allows us to provide attractive capital solutions to originators, servicers and RMBS investor partners. We are not, nor do we currently intend to be, an originator or servicer of residential mortgage loans. As such, we believe our current business model is complementary to the objectives of our business partners.
Disciplined Relative Value Investment Approach
Disciplined security and asset selection is a key element of our overall investment strategy. We are a relative value investor in residential mortgage-backed securities. We use a cross-product approach, conducting top-down market assessments with respect to various subsets of the RMBS market in order to identify the most attractive segments and investment opportunities. In employing this detailed analysis, we seek to best capture market inefficiencies and identify the most attractive securities. We select our RMBS based on factors that include extensive analysis of the underlying loans, including prepayment trends, average remaining life, amortization schedules, fixed versus floating interest rates, geographic concentration, property type, LTV ratios and credit scores. Considering the multi-trillion dollar size of the U.S. RMBS market, we can be selective with our investments and buy only the securities we deem to be the most attractive. We believe this holistic, relative-value approach to the non-Agency and Agency RMBS investments may achieve higher risk-adjusted returns than an approach that focuses on a single sector of the residential mortgage market.
Within the commercial market, we employ a bottom-up methodology to assess properties based on the type of sponsor or property owner, the building type and local market demand, cash flow and stress analysis and structural protections within the loan agreements to protect our investments. In applying this detailed analysis, we seek to capture market inefficiencies and identify the most attractive investment opportunities on a risk-adjusted basis. We are diversified with respect to property type and geographic location. Commercial assets are generally floating-rate assets, providing a complement to our RMBS portfolio from an interest rate exposure perspective. Within the multi-trillion dollar size of the U.S. commercial mortgage market, it is estimated that $1.5 trillion of maturities are due in the next several years, providing ample opportunity with respect to asset selection.
Portfolio Construction
Our objective is to provide attractive risk-adjusted total return to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective by constructing a well-balanced portfolio consisting primarily of RMBS, MSR, residential mortgage loans and commercial real estate assets, with a focus on managing the various associated risks, including interest rate, prepayment, mortgage spread and financing risk. We use the expertise of our dedicated team of investment professionals in the RMBS, MSR, residential mortgage loan and commercial real estate markets to construct our diverse portfolio, balancing the relative attractiveness of assets with the aforementioned risks. Across our portfolio we are mindful with respect to leverage and other risks. Through the careful and disciplined selection of assets, and continual portfolio monitoring, we seek to build and maintain an investment portfolio that provides value to stockholders over time both in absolute terms and relative to other residential and commercial mortgage-related portfolios.
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
Extensive Strategic Relationships and Experience of PRCM Advisers and its Affiliates
PRCM Advisers and its affiliates maintain extensive long-term relationships with financial intermediaries including prime brokers, investment banks, broker-dealers and asset custodians. We believe these relationships enhance our ability to source, finance, protect and hedge our investments and, thus, enable us to succeed in various credit and interest rate environments. Members of the investment team have many years of experience and well-established contacts within the mortgage industry. This experience and the associated relationships are beneficial to our stockholders.
Management Agreement
Pursuant to the management agreement between us and PRCM Advisers, PRCM Advisers provides a dedicated team of investment and management professionals to carry out our business strategy as well as operational and administrative infrastructure to support our operations, subject to oversight by our board of directors. PRCM Advisers is responsible for, among other duties, (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our board of directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; and (iv) performing asset management duties.
The current term of the management agreement expires on October 28, 2016, and will continue to automatically renew thereafter for successive one-year terms unless terminated in accordance with the agreement. Our independent directors review PRCM Advisers’ performance annually and the management agreement may be terminated by us without cause upon the vote of at least two-thirds of our independent directors or by a vote of the holders of a majority of the outstanding shares of our common stock, based upon: (i) PRCM Advisers’ unsatisfactory performance that is materially detrimental to us or (ii) our determination that the management fees payable to PRCM Advisers are not fair, subject to PRCM Advisers’ right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. We are required to provide PRCM Advisers with 180 days’ prior notice of such termination. Upon termination of the management agreement by us without cause or by PRCM Advisers due to our material breach of the management agreement, we are required to pay a termination fee equal to three times the sum of the average annual base management fee earned by PRCM Advisers during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. We may terminate the management agreement with 30 days’ prior notice from our board of directors, without payment of a termination fee, for cause, as defined in the management agreement. PRCM Advisers may terminate the management agreement if we become required to register as an investment company under the 1940 Act, with such termination deemed to occur immediately before such event, and may also decline to renew the management agreement by providing us with 180 days’ prior notice; in either case, we would not be required to pay a termination fee.
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

Expense Reimbursement
We reimburse PRCM Advisers for (i) our allocable share of the compensation paid by Pine River to its personnel serving as our principal financial officer and general counsel and personnel employed by Pine River as in-house legal, tax, accounting, consulting, auditing, administrative, information technology, valuation, computer programming and development and back-office resources to us and (ii) any amounts for personnel of Pine River’s affiliates arising under a shared facilities and services agreement. We also have certain costs allocated to us by PRCM Advisers for data services and proprietary technology, but most direct expenses with third-party vendors are paid directly by us.
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
In 2011, the SEC issued a “concept release” soliciting public comment on a wide range of issues relating to the exemptions set forth in Section 3(c)(5)(C) of the 1940 Act, including what types of assets should be deemed qualifying interests and whether REITs that invest in RMBS should be regulated in a manner similar to investment companies. Although we believe that we are properly relying on Section 3(c)(5)(C) of the 1940 Act to exempt us from regulation under the 1940 Act, any modifications to the 1940 Act exemption rules or interpretations may require us to change our business and operations in order for us to continue to rely on such exemption. We will continue to monitor our compliance with the Section 3(c)(5)(C) exemptions.
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
The CFPB has issued a series of final rules as part of ongoing efforts to affect reforms and create uniform standards for the mortgage lending and servicing industries. These rules include requirements addressing how lenders must evaluate a consumer’s ability to repay a mortgage loan, what specific communications must be made to consumers at various stages in the mortgage lending and servicing processes, how consumer account records must be maintained and how servicers must respond to written borrower requests, complaints and notices of errors. The rules also provide specific guidance relating to servicing delinquent loans, undertaking loss mitigation efforts and commencing foreclosure proceedings. These rules have led to and will likely continue to lead to increased costs to originate and service loans across the mortgage industry, and given their complexity, it is anticipated the originators, servicers and other mortgage industry participants will be exposed to greater regulatory scrutiny from federal and state regulators and increased litigation and complaints from both consumers and government officials. We expect the CFPB will continue to interpret, modify and expand the rules, regulations and guidance related to mortgage lending and servicing industries and we will continue to evaluate these actions in order to understand the impact on our business and the industry, generally.

Because a significant number of rules and regulations under the Dodd-Frank Act relating to the origination and servicing of residential mortgage loans are recently effective or have not yet taken effect, the long term effect on the mortgage industry, including the availability of credit, the ability to execute securitization transactions and the investing environment for our target assets, remains uncertain. We have implemented and will continue to implement new policies and procedures in order to ensure ongoing compliance with the laws, rules and regulations applicable to our business. We have incurred and expect to incur ongoing operational costs to comply with existing and future rules and regulations. We continue to evaluate all aspects of the Dodd-Frank Act applicable to our business.
Corporate Governance
We strive to maintain an ethical workplace in which the highest standards of professional conduct are practiced.

•
Our board of directors is composed of a majority of independent directors. Our Audit, Compensation, Nominating and Corporate Governance and Risk Oversight Committees are composed exclusively of independent directors.

•
In order to foster the highest standards of ethics and conduct in all of our business relationships, we have adopted a Code of Business Conduct and Ethics and Corporate Governance Guidelines, which cover a wide range of business practices and procedures that apply to all of our directors, officers and personnel. In addition, we have implemented Whistleblowing Procedures for Accounting and Auditing Matters that set forth procedures by which personnel may raise, on a confidential basis, concerns regarding any questionable or unethical accounting, internal accounting controls or auditing matters with our Audit Committee.

•
We have an insider trading policy that prohibits our directors, officers and personnel from buying or selling our securities on the basis of material nonpublic information and prohibits communicating material nonpublic information about us to others. In addition, we have policies that prohibit our directors, officers and personnel from buying or selling the securities of other issuers on the basis of material nonpublic information that we may possess from time to time.

•
We have a formal internal audit function to further the effective functioning of our internal controls and procedures. Our internal audit plan, which is approved annually by our Audit Committee, is based on a formal risk assessment and is intended to provide management and our Audit Committee with an effective tool to identify and address areas of financial or operational concerns and to ensure that appropriate controls and procedures are in place. We have implemented Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the SOX Act, which requires an evaluation of internal control over financial reporting in association with our financial statements as of December 31, 2015. (See Item 9A, “Controls and Procedures” included in this Annual Report on Form 10-K.)

Competition
Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring our target assets, we compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental agencies, mortgage loan servicers, asset management firms and other entities. Some of these entities may not be subject to the same regulatory constraints that we are (i.e., REIT compliance or maintaining an exemption under the 1940 Act). Many of our competitors are significantly larger than us, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish different counterparty relationships than us. Further, we may from time to time face competition from government agencies in connection with initiatives designed to stimulate the U.S. economy or the mortgage market, including for example competition for RMBS assets from the Federal Reserve as a result of its prior quantitative easing programs and competition from Fannie Mae and Freddie Mac in purchasing and securitizing mortgage loans. Market conditions may from time to time attract more competitors for certain of our target assets, which will not only affect the supply of assets but may also increase the competition for sources of financing for these assets. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect our financial results.
Other Historical Information
In connection with our merger with Capitol, warrants to purchase 33,249,000 shares of Two Harbors common stock were issued, of which 7,000,000 were issued to the founding stockholders of Capitol and the remainder were sold to the public. Under the terms of the warrant agreement, as subsequently amended, the warrants had an exercise price of $11.00 per share, which was lowered to $10.25 per share pursuant to the terms of the warrant agreement as a result of the special dividend of Silver Bay common stock in the first quarter of 2013. The number of shares of common stock issuable for each warrant share exercised was also increased to 1.0727 shares as a result of this dividend. The warrants expired in accordance with their terms at 5:00 pm EST on November 7, 2013. Of the 33,249,000 warrants originally issued, 3,580,279 warrants expired unexercised. No warrants were outstanding during the years ended December 31, 2015 and 2014.

Financial Information
Financial information concerning our business for each of 2015, 2014 and 2013 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Qualitative and Quantitative Disclosures about Market Risk,” and the consolidated financial statements and the notes thereto, and the supplemental financial information, which are in Part II, Items 7, 7A and 8 of this Annual Report on Form 10-K.
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
Our Investor Relations Department can be contacted at:
Two Harbors Investment Corp.
Attn: Investor Relations
590 Madison Avenue, 36th Floor
New York, NY 10022
(612) 629-2500
investorrelations@twoharborsinvestment.com

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
Our results of operations are materially affected by conditions in the residential mortgage and real estate markets, the financial markets and the economy generally. In recent years, concerns about the mortgage market, significant declines in home prices, increases in home foreclosures, high unemployment, the availability and cost of credit and rising government debt levels, as well as inflation, energy costs, U.S. budget debates, global economic lethargy, geopolitical unrest across various regions worldwide and European sovereign debt issues, have from time to time contributed to increased volatility and uncertainty in the economy and financial markets. The mortgage market continues to be adversely affected by tightened lending standards and decreased availability of credit since the 2008 financial crisis. This has an impact on new demand for homes, which may compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates (or losses) and mortgage loan delinquencies. Any stagnation in or deterioration of the mortgage or real estate markets may limit our ability to acquire our target assets on attractive terms or cause us to experience losses related to our assets. Declines in the market values of our investments may adversely affect our results of operations and credit availability and cost, which may reduce earnings and, in turn, cash available for distribution to our stockholders.
Actions of the U.S. Government, including the U.S. Congress, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, to stabilize or reform the financial markets may not achieve their intended effects and may adversely affect our business.
In response to turmoil in the financial markets beginning in 2007, the U.S. Government, including the U.S. Congress, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken a number of actions designed to stabilize and reform the financial markets. In recent years, these activities have included the Federal Reserve’s purchasing of Treasury and mortgage bonds in connection with its quantitative easing programs. There can be no assurance that, in the long term, these actions, or any future actions, will improve the efficiency and stability of residential mortgage markets or U.S. financial markets. To the extent the financial markets do not respond favorably to any of these actions or such actions do not function as intended, our business may be harmed. The U.S. Government, the U.S. Federal Reserve, the U.S. Treasury and other governmental and regulatory bodies may take additional actions in the future to address financial crises or to stimulate economic growth. We cannot predict whether or when such actions may occur, and such actions could have an adverse effect on our business, results of operations and financial condition.
Our business model depends in part upon the continuing viability of Fannie Mae and Freddie Mac, or similar institutions, and any significant changes to their structure or creditworthiness could have an adverse impact on us.
We purchase Agency RMBS that are protected from the risk of default on the underlying mortgages by guarantees from Fannie Mae, Freddie Mac or, in the case of the Ginnie Mae, the U.S. Government. In the past, Fannie Mae and Freddie Mac have reported substantial losses and a need for substantial amounts of additional capital. In 2008, in response to the deteriorating financial condition of Fannie Mae and Freddie Mac, the U.S. Government and U.S. Treasury undertook a series of actions designed to stabilize these GSEs, including placing them into a federal conservatorship, under which the Federal Housing Finance Agency, or FHFA, operates Fannie Mae and Freddie Mac.
In a further attempt to stabilize the financial and housing markets, in December 2009, the U.S. Government committed virtually unlimited capital to ensure the continued existence of Fannie Mae and Freddie Mac. Despite projections that the U.S. Treasury will continue to provide financing, there is no assurance that such capital will continue to be available or that the GSEs will honor their guarantees or other obligations. If these GSEs fail to honor their guarantees, the value of any Agency RMBS assets that we hold would decline.

The U.S. Congress and the Obama Administration have previously announced their intention to reduce government support for housing finance, including the possible restructuring or elimination of the GSEs. Additionally, a number of legislative proposals have been introduced in recent years that would wind-down or phase out the GSEs. The continued flow of residential mortgage-backed securities from the GSEs is essential to the operation of the mortgage markets in their current form, and crucial to our business model. In the wake of the financial crisis, Fannie Mae and Freddie Mac became the dominant, and in some cases, the only source of mortgage financing in the U.S. Although any reform would be expected to take several years to implement, if the structure of Fannie Mae or Freddie Mac were altered, or if they were eliminated altogether, the amount and type of Agency RMBS and other mortgage-related assets available for investment would be significantly affected. A reduction in supply of Agency RMBS and other mortgage-related assets would result in increased competition for those assets and likely lead to a significant increase in the price we would have to pay for such assets.
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
We operate in a highly regulated environment and are subject to rules, regulations, approvals, licensing, reporting and examination requirements of various federal and state authorities. Any change in applicable federal or state laws, rules and regulations, or the enforcement thereof, could have a substantial impact on our assets, our business strategies and our results of operations. Our inability or failure to comply with the rules, regulations or reporting requirements, to obtain or maintain approvals and licenses applicable to our businesses, or to satisfy annual or periodic examinations may impact our ability to do business and expose us to fines, penalties or other claims and, as a result, could harm our business. Additionally, legislation and regulations may be enacted or adopted in the future that could significantly affect our business and operations, which could have a material adverse effect on our financial condition and results of operations.
The Dodd-Frank Act and regulations implementing such legislation have had a substantial impact on the mortgage industry and the RMBS markets; these regulations as well as new and pending regulations yet to be implemented under Dodd-Frank may have an adverse impact on our business, results of operations and financial condition.
On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which has changed and continues to significantly change the regulation of financial institutions and the financial services industry, including the mortgage industry. The Dodd-Frank Act tasked many agencies with issuing a variety of new regulations, including rules related to mortgage origination, mortgage servicing, securitization transactions and derivatives. While a majority of the rulemaking requirements established by the Dodd-Frank Act have been finalized, some of the rulemakings remain in the proposal phase or have yet to be proposed. Consequently, it is not possible to predict how additional regulatory changes under the Dodd-Frank Act will affect our business, and there can be no assurance that new or revised rules and regulations promulgated under the Dodd-Frank Act will not have an adverse effect on our business, results of operations and financial condition.
The Dodd-Frank Act created a new regulator, the CFPB, which is responsible for regulating the offering and provision of financial products and services for personal, family and household purposes. In addition to assuming many of the consumer financial protection functions exercised by other federal regulators under certain enumerated financial protection statutes, such as the Truth in Lending Act (TILA), the Real Estate Settlement Procedures Act (RESPA) and the Fair Credit Reporting Act, the CFPB was granted broad rulemaking and enforcement authority to protect consumers from unfair, deceptive or abusive practices. The CFPB has issued a series of final rules as part of ongoing efforts to effect reforms and create uniform standards for the mortgage lending and servicing industries. These new rules include requirements addressing how lenders must evaluate a consumer’s ability to repay a mortgage loan, what specific communications must be made to consumers at various stages in the mortgage lending and servicing processes, how consumer account records must be maintained and how servicers must respond to written borrower requests, complaints and notices of errors. The rules also provide specific guidance relating to servicing delinquent loans, undertaking loss mitigation efforts and commencing foreclosure proceedings.

Final rules issued by the CFPB that combine the mortgage disclosures that consumers are required to receive under TILA and RESPA became effective in October 2015. Commonly referred to as TILA-RESPA Integrated Disclosure, or TRID, these rules consolidate required mortgage loan disclosures into two integrated forms that are designed to make it easier for consumers to understand and locate key information. The rules also integrate the substantive and procedural requirements for providing these disclosures to consumers. Since taking effect, it has been reported that the new requirements have in certain circumstances had the effect of delaying mortgage loan closings, slowing originations and increasing mortgage loan costs. There has also been uncertainty with respect to the manner and timing in which TRID will ultimately be enforced and the potential liability of mortgage loan originators associated with non-compliance with TRID requirements and, consequently, what assignee liability purchasers of mortgages loans in the secondary market may have as a result of non-compliance by mortgage loan originators.
The foregoing rules have led and will likely lead to increased costs to originate and service loans across the mortgage industry, and given their complexity, it is anticipated that originators, servicers and other mortgage industry participants will be exposed to greater regulatory scrutiny from federal and state regulators, and increased litigation and complaints from consumers and government officials.
We have incurred and expect to incur in the future operational and system costs necessary to maintain processes to ensure compliance with the rules and regulations applicable to us as well as to monitor compliance by our business partners. Additional rules and regulations implemented by the CFPB could lead to changes in the way we conduct or business and increased costs of compliance, both of which may have an adverse impact on our business and financial condition.
We operate in a highly competitive market and we may not be able to compete successfully.
We operate in a highly competitive market. Our profitability depends, in large part, on our ability to acquire a sufficient supply of our target assets at favorable prices. In acquiring assets, we compete with a variety of investors, including other mortgage REITs, specialty finance companies, public and private investment funds, asset managers, commercial and investment banks, broker-dealers, commercial finance and insurance companies, the GSEs, mortgage servicers and other financial institutions. Many of our competitors are substantially larger and have greater financial, technical, marketing and other resources than do we. Additionally, we may face significant competition from governmental actions and initiatives designed to stimulate the U.S. economy and mortgage market, including from the Federal Reserve in purchasing mortgage bonds and from Fannie Mae and Freddie Mac in purchasing and securitizing mortgage loans. Competition for our target assets may lead to the price of such assets increasing and their availability decreasing, which may limit our ability to generate desired returns, reduce our earnings and, in turn, decrease the cash available for distribution to our stockholders.
We may change any of our strategies, policies or procedures without stockholder consent.
We may change any of our strategies, policies or procedures with respect to investments, asset allocation, growth, operations, indebtedness, financing strategy and distributions at any time without the consent of stockholders, which could result in our making investments that are different from, and possibly riskier than, the types of investments described in this Annual Report on Form 10-K. Changes in strategy may increase our exposure to credit risk, interest rate risk, financing risk, default risk and real estate market fluctuations. These changes could also adversely affect our financial condition, risk profile, results of operations, the market price of our common stock and our ability to make distributions to stockholders.
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
Maintaining our exemptions from registration as an investment company under the 1940 Act imposes limits on our operations.
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

We are organized as a holding company that conducts its businesses primarily through our subsidiaries. We intend to conduct the operations of Two Harbors and its subsidiaries so that they do not come within the definition of an investment company, either because less than 40% of the value of their total assets on an unconsolidated basis will consist of “investment securities” or because they meet certain other exceptions or exemptions set forth in the 1940 Act based on the nature of their business purpose and activities, such as the Rule 3a-7 structured finance exemption for issuers of asset-backed securities or the Section 3(c)(3) exemption for insurance companies.
Certain of our subsidiaries intend to rely upon the exemption set forth in Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally means that at least 55% of each such subsidiary’s portfolio must be comprised of qualifying assets and at least 80% of its portfolio must be comprised of qualifying assets and real estate-related assets under the 1940 Act. Qualifying assets for this purpose include mortgage loans and other assets, such as whole pool Agency and non-Agency RMBS, which are considered the functional equivalent of mortgage loans for the purposes of the 1940 Act. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to invest at least 55% of its assets in whole pool Agency and non-Agency RMBS and other interests in real estate that constitute qualifying assets in accordance with SEC staff guidance and an additional 25% of its assets in either qualifying assets and other types of real estate related assets that do not constitute qualifying assets.
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
We make the determination as to whether a subsidiary is considered a majority-owned subsidiary. The 1940 Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested the SEC staff to approve our treatment of any company as a majority-owned subsidiary and the SEC staff has not done so. If the SEC or its staff were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect.
Qualification for exemptions from registration under the 1940 Act limits our ability to make certain investments. For example, these restrictions limit the ability of our subsidiaries to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and certain asset backed securities and real estate companies or in assets not related to real estate.

Loss of our 1940 Act exemptions would adversely affect us, the market price of shares of our common stock and our ability to distribute dividends, and could result in the termination of our management agreement with PRCM Advisers and certain of our financing or other agreements.
As described above, we intend to conduct operations so that we are not required to register as an investment company under the 1940 Act. Although we monitor our portfolio and our activities periodically, there can be no assurance that we will be able to maintain our exemption from investment company registration under the 1940 Act. In 2011, the SEC issued a “concept release” soliciting public comment on a wide range of issues relating to the exemptions set forth in Section 3(c)(5)(C) of the 1940 Act, including what types of assets should be deemed qualifying interests and whether REITs that invest in RMBS should be regulated in a manner similar to investment companies. Although we believe that we are properly relying on Section 3(c)(5)(C) to exempt us from regulation under the 1940 Act, any modifications to the 1940 Act exemption rules or interpretations may require us to change our business and operations in order for us to continue to rely on such exemption. Additionally, any uncertainty regarding our 1940 Act exemption could negatively impact our ability to raise capital, borrow money, or engage in certain other types of business transactions, which could materially and adversely affect our business, operations, and financial condition. There can be no assurance that the rules, regulations and interpretations governing the exemptions available under the 1940 Act will not change in a manner that adversely affects our operations. If we were no longer able to qualify for exemptions from registration under the 1940 Act, we could be required to restructure our activities or the activities of our subsidiaries, including effecting sales of assets in a manner that, or at a time when, we would not otherwise choose, which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions. Such sales could occur during adverse market conditions, and we could be forced to accept prices below that which we believe are appropriate. The loss of our 1940 Act exemptions may also result in a default under or permit certain of our counterparties to terminate the many repurchase agreements, financing facilities or other agreements we have in place, including permitting PRCM Advisers to terminate our management agreement. The termination of any of these agreements could result in a material adverse effect on our business and results of operations.
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
Under the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission, or CFTC, was given jurisdiction over the regulation of swaps. Under new rules implemented by the CFTC, companies that utilize swaps as part of their business model, including many mortgage REITS, are deemed to fall within the statutory definition of Commodity Pool Operator, or CPO, and are required to register with the CFTC as a CPO. On December 7, 2012, the CFTC issued no-action relief that permits a CPO to receive relief from registration requirements if it meets certain criteria. While we believe we meet the criteria for such relief, there can be no assurance that the CFTC will not withdraw the no-action letter in the future or that we will continue to satisfy the criteria to qualify for relief from CPO registration. If we were required to register as a CPO in the future or change our business model to ensure we can continue to satisfy the criteria to qualify for the no-action relief, it could impact our ability to operate our business and adversely affect our financial condition and results of operations.
The lack of liquidity of our assets may adversely affect our business, including our ability to value, finance and sell our assets.
We have and may in the future acquire assets or other instruments with limited or no liquidity, including securities, mortgage loans, commercial real estate assets, MSR and other instruments that are not publicly traded. Market conditions could also significantly and negatively affect the liquidity of our assets. It may be difficult or impossible to obtain third-party pricing on such illiquid assets and validating third-party pricing for illiquid assets may be more subjective than more liquid assets. Illiquid assets typically experience greater price volatility, as a ready market may not exist for such assets, and such assets can be more difficult to value.

Any illiquidity in our assets may make it difficult for us to sell such assets if the need or desire arises. Unlike equity securities, bonds or other exchange-traded instruments with highly liquid markets, the ability to quickly sell certain of our target assets, such as certain securities, mortgage loans, commercial real estate assets and MSR, may be constrained by a number of factors, including a small number of willing buyers, lack of transparency as to current market terms and price, and time delays resulting from the buyer’s desire to conduct due diligence on the assets, negotiation of a purchase and sale agreement, compliance with any applicable contractual or regulatory requirements, and for certain assets like MSR, the need for certain approvals from the investor in the underlying mortgage loan (e.g., Fannie Mae or Freddie Mac), all of which can result in a sale process that takes several weeks or months. Assets such as commercial mortgages, b-notes, mezzanine and other loans (including participations) and preferred equity, in particular, are relatively illiquid due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. Moreover, certain of our assets may not be registered under the relevant securities laws, resulting in prohibitions against their transfer, sale, pledge or their disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws. Consequently, even if we identify a buyer for certain of our securities, mortgage loans, commercial real estate assets and MSR, there is no assurance that we would be able to sell such assets in a timely manner if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may be forced to sell our assets at a price that is significantly less than the value at which we previously attributed to such assets.
Assets that are illiquid are more difficult to finance. As a result, we may be required to finance the assets at unattractive rates or hold them on our balance sheet without the use of leverage. Assets tend to become less liquid during times of financial stress, which is often the time that liquidity is most needed. To the extent that we use leverage to finance assets that later become illiquid, we may lose that leverage if the financing counterparty determines that the collateral is no longer sufficient to secure the financing, or the counterparty could reduce the amount of money that it is willing to lend against the asset.
The illiquidity of certain of our assets may, therefore, impact our ability to manage our portfolio and adversely affect our financial condition and results of operations.
We use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our stockholders, as well as increase losses when economic conditions are unfavorable.
We use leverage to finance many of our investments and to enhance our financial returns. Our primary source of leverage is short-term repurchase agreement financing for our Agency and Non-Agency RMBS assets, mortgage loans and commercial real estate assets. Other sources of leverage may include credit facilities (including term loans, revolving facilities and FHLB advances).
Through the use of leverage, we may acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. For example, by entering into repurchase agreements with advance rates, or haircut levels, of 5% (which is not an atypical haircut for Agency RMBS), we could leverage capital allocated to Agency RMBS by a ratio of as much as 20 to 1. It is not uncommon for investors in Agency RMBS to obtain leverage equal to ten or more times equity through the use of repurchase agreement financing. Subject to market conditions, we anticipate that we may deploy, on a debt-to-equity basis, up to ten times leverage on our Agency RMBS assets and up to two times on our non-Agency RMBS assets; however, there is no specific limit on the amount of leverage that we may use.
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
We may be required to post large amounts of cash as collateral or margin to secure our leveraged positions. In the event of a sudden, precipitous drop in value of our financed assets, we might not be able to liquidate assets quickly enough to repay our borrowings, further magnifying losses. Even a small decrease in the value of a leveraged asset may require us to post additional margin or cash collateral. This may adversely affect our financial condition and results of operations, and decrease the cash available to us for distributions to stockholders.
We may not be able to raise the capital required to finance our assets and grow our business.
The operation of our business may require access to debt and equity capital that may or may not be available on favorable terms or at the desired times, or at all. In addition, we invest in certain assets, including MSR, for which financing has historically been difficult or costly to obtain. Our inability to obtain financing for our target assets could require us to seek equity or debt capital that may be more costly or unavailable to us. We cannot assure you that we will have access to any debt or equity capital on favorable terms or at the desired times, or at all. Our inability to raise such capital or obtain financing on favorable terms could materially adversely impact our business, operations, financial condition, liquidity, and our ability to make distributions to stockholders.

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
It is possible that the lenders that provide us with financing could experience changes in their ability to advance funds to us, independent of our creditworthiness or the value of our assets. For example, the Basel III regulatory capital reform rules or other regulatory changes, may have the effect of significantly changing or eliminating the sources of financing that are customarily available to us. If regulatory requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us or eliminate it altogether. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk.
In January 2016, the FHFA released a final rule that will exclude captive insurers from ongoing FHLB membership. Our subsidiary, TH Insurance Holdings LLC, or TH Insurance, is a licensed captive insurer and has been a member at the FHLB of Des Moines since 2013. Pursuant to the final rule, TH Insurance will be allowed to remain an FHLB member for up to five years after the effective date of the final rule. During this grace period, any new advances or renewals that mature beyond the grace period will be prohibited. However, any existing advances that mature beyond this grace period will be permitted to remain in place subject to their terms insofar as we maintain good standing with the FHLB. If any new advances or renewals occur, TH Insurance’s outstanding advances will be limited to forty percent of its assets. While we do not expect the final rule to have a near- or intermediate-term impact on our financing profile, we cannot assure you that, in the future, we will be able to obtain financing on similar terms, if at all, which could have material adverse impact on our business.
Changes in the financing markets could adversely affect the marketability of the assets in which we invest, and this could negatively affect the value of our assets. If our lenders are unwilling or unable to provide us with financing, or if the financing is only available on terms that are uneconomical or otherwise not satisfactory to us, we could be forced to sell assets when prices are depressed. The amount of financing we receive under our repurchase agreements or credit facilities will be directly related to the lenders’ valuation of the assets that secure the outstanding borrowings. Typically, repurchase agreements and similar lending arrangements grant the respective lender the right to reevaluate the market value of the assets that secure outstanding borrowings at any time. If a lender determines that the value of the assets has decreased, it has the right to initiate a margin call, requiring us to transfer additional assets to such lender or repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to stockholders, and could cause the value of our common stock to decline. We may be forced to sell assets at significantly depressed prices to meet margin calls and to maintain adequate liquidity, which could cause us to incur losses. Moreover, to the extent that we are forced to sell assets because of availability of financing or changes in market conditions, other market participants may face similar pressures, which could exacerbate a difficult market environment and result in significantly greater losses on the sale of such assets. In an extreme case of market duress, a market may not exist for certain of our assets at any price.
Although we generally seek to reduce our exposure to lender concentration-related risk by entering into repurchase agreements and other credit facilities with multiple counterparties, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. To the extent that the number of or net exposure under our lending arrangements may become concentrated with one or more lenders, the adverse impacts of defaults or terminations by such lenders may be significantly greater. As of December 31, 2015, repurchase agreement and other lenders for whom our net exposure (generally, the value of assets sold under repurchase agreements or posted as loan collateral, less the amount of the associated liabilities) exceeded 5% of stockholders’ equity included the Royal Bank of Canada, Barclays Capital Inc. and the FHLB. See Note 16 - Repurchase Agreements and Note 18 - Federal Home Loan Bank of Des Moines Advances for additional information.

Our inability to meet certain financial covenants related to our repurchase agreements or credit facilities could adversely affect our financial condition, results of operations and cash flows.
In connection with certain of our repurchase agreements and credit facilities, we are required to comply with certain financial covenants, the most restrictive of which requires that, on any date, (i) the ratio of the our total indebtedness to our tangible net worth, on a consolidated basis, shall not be greater than a threshold established by a formula which considers the aggregate market value of certain securities owned by us divided by our adjusted gross assets; (ii) our liquidity, on a consolidated basis, must be greater than the sum of 1.5% of indebtedness related to Agency securities and 5.0% of total indebtedness, excluding indebtedness related to Agency securities; and (iii) our tangible net worth, on a consolidated basis, must be greater than the sum of $1.75 billion plus 40% of the aggregate net cash proceeds of any additional equity issuances made and capital contributions received. Compliance with these financial covenants will depend on market factors and the strength of our business and operating results. Various risks, uncertainties and events beyond our control could affect our ability to comply with the financial covenants. Failure to comply with our financial covenants could result in an event of default, termination of the repurchase facility, acceleration of all amounts owing under the repurchase facility, and gives the counterparty the right to exercise certain other remedies under the repurchase agreement, including the sale of the asset subject to repurchase at the time of default, unless we were able to negotiate a waiver. Any such waiver could be conditioned on an amendment to the repurchase facility and any related guaranty agreement on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance our assets under a new repurchase facility on favorable terms or at all, our financial condition, results of operations and cash flows could be adversely affected.
If a counterparty to a repurchase agreement defaults on its obligation to resell the underlying security back to us at the end of the purchase agreement term, or if the value of the underlying asset has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we may incur losses.
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
We engage in transactions intended to hedge against various risks to our portfolio, including the exposure to changes in interest rates. To the extent our hedging activity varies in scope based on, among other things, the level and volatility of interest rates, the type of assets held and other market conditions. Although these transactions are intended to reduce our exposure to various risks, hedging may fail to protect or could adversely affect us because, among other things:

•	hedging can be expensive, particularly during periods of volatile or rapidly changing interest rates;

•	available hedges may not correspond directly with the risks for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the amount of income that a REIT may earn from certain hedging transactions (other than through our TRSs) is limited by U.S. federal income tax provisions;

•	the credit quality of a hedging counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the hedging counterparty may default on its obligations.
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
We depend on a variety of services provided by third-party service providers related to our investments in RMBS, mortgage loans, commercial real estate assets and MSR as well as for general operating purposes. For example, we rely on the mortgage servicers who service the mortgage loans we purchase as well as the mortgage loans underlying our RMBS and MSR assets to, among other things, collect principal and interest payments on such mortgage loans and perform loss mitigation services in accordance with applicable laws and regulations. Mortgage servicers and other service providers, such as trustees, bond insurance providers, due diligence vendors and document custodians, may fail to perform or otherwise not perform in a manner that promotes our interests.
For example, recent legislation intended to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans, including those underlying our RMBS and MSR assets. Mortgage servicers may be required or otherwise incented by the Federal government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. As a consequence of the foregoing matters, our business, financial condition and results of operations may be adversely affected.
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
The success of our mortgage loan conduit program depends upon sourcing a large volume of desirable residential mortgage loans. We may be unable to do so for many reasons. We may be unable to locate originators that are able or willing to originate mortgage loans that meet our standards and we may not be able to source acquisitions of bulk pools of mortgage loans from originators, banks and other sellers, in either case, on terms and conditions favorable to us. Additionally, competition for mortgage loans may drive down supply or drive up prices, making it uneconomical to purchase the loans. General economic factors, such as recession, declining home values, unemployment and high interest rates, may limit the supply of available loans. As a result, we may incur additional costs to acquire a sufficient volume of mortgage loans or be unable to acquire mortgage loans at a reasonable price. If we cannot source an adequate volume of desirable loans on desirable terms, our mortgage loan conduit program may not be profitable.

Market conditions and other factors may affect our ability to securitize residential mortgage loans and sell residential mortgage-backed securities into the market.
Our ability to securitize residential mortgage loans is affected by a number of factors, including:

•	conditions in the securities markets, generally;

•	conditions in the asset-backed securities markets, specifically;

•	yields on our portfolio of mortgage loans;

•	the credit quality of our portfolio of mortgage loans; and

•	our ability to obtain any necessary credit enhancement.
Following the onset of the financial crisis, the residential mortgage-backed securitization markets experienced significant disruptions and reductions in securitization volumes. While conditions have improved moderately in recent years, conditions in the securitization markets have included reduced liquidity, increased risk premiums for issuers, reduced investor demand, financial distress among financial guaranty insurance providers, and a general tightening of credit. Conditions such as these may from time to time result in a delay in the timing of when we securitize mortgage loans or reduce or even eliminate our ability to securitize our mortgage loans and sell securities in the residential mortgage-backed securities market, any of which would increase the cost of funding our mortgage loan portfolio. Further, our lending facilities may not be adequate to fund our mortgage loan purchasing activities until such time as disruptions in the securitization markets subside, which would require us to hold the mortgage loans on our balance sheet and significantly impact our ability to fund the acquisition of additional mortgage loans or use that equity capital to acquire other target assets. Such disruptions in the securitization market or any adverse change, delay or inability in accessing the market could have a material adverse effect on our financial position, liquidity and results of operations. Low investor demand for asset-backed securities could force us to hold mortgage loans until investor demand improves, but our capacity to hold such mortgage loans in our portfolio is not unlimited. Adverse market conditions could also result in increased costs and reduced margins earned in connection with our planned securitization transactions.
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
The Dodd-Frank Act imposed significant changes to the legal and regulatory framework applicable to the asset-backed securities markets and securitizations, directing various federal regulators to engage in rulemaking actions aimed at dramatically reforming regulation of U.S financial markets. Included among these changes were the adoption of several new rules by the SEC as part of Regulation AB II, which set forth new disclosure requirements for securitization transactions, and the establishment of a credit risk retention rule by a joint committee of federal regulators, which requires that the sponsors of securitizations retain a minimum of five percent of the credit risk of the assets collateralizing any securitization transaction they bring to market. While many of the rulemakings required by the Dodd-Frank Act have been finalized and are either effective or pending effectiveness, others remain to be finalized or even proposed. Further, many of the rules that have been finalized have been subject to modification or interpretation since their effective date, often times in order to clear up ambiguities present in the final rules. Accordingly, it is difficult to predict with certainty how the Dodd-Frank Act and the other regulations that have been proposed, finalized or recently implemented will affect our ability to execute securitizations of residential mortgage loans or resecuritizations of our existing RMBS.
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
Despite our efforts to manage credit risk related to the residential mortgage loans we acquire and securitize, there are many aspects of credit risk that we cannot control. Our due diligence, underwriting, quality control and loss mitigation policies and procedures may not be effective at preventing or limiting compliance violations or borrower delinquencies and defaults, and the loan servicing companies that service the mortgage loans may not comply with applicable servicing regulations or investor requirements. Prior to acquiring loans, we perform due diligence, including re-underwriting and an assessment of compliance with applicable laws, and we rely on resources and data available to us from the seller, which may be limited. Our underwriting and due diligence efforts may not detect matters that could lead to losses. If our underwriting or due diligence processes are not adequate, and we fail to detect certain loan defects or compliance issues related to origination, we may incur losses. We could also incur losses if a counterparty that sold us a loan is unwilling or unable (e.g., due to its financial condition) to repurchase that loan or asset or pay damages to us if we determine subsequent to purchase that one or more of the representations or warranties made to us in connection with the sale was inaccurate. As a result, we could incur losses that would materially and adversely affect our financial condition and results of operations.
Our past and future securitization activities expose us to an increased risk of litigation, which may materially and adversely affect our business and financial condition.
In connection with our mortgage loan conduit program, we prepare disclosure documentation, including term sheets and offering memorandums, which contain disclosures regarding the securitization transactions and the assets being securitized. If our disclosure documentation is alleged or found to contain inaccuracies or omissions, we may be liable under federal securities laws, state securities laws or other applicable laws for damages to third parties that invest in these securitization transactions, including in circumstances in which we relied on a third party in preparing accurate disclosures, or we may incur other expenses and costs in connection with disputing these allegations or settling claims. We may also sell or contribute residential mortgage loans to third parties who, in turn, securitize those loans. In these circumstances, we may also prepare disclosure documentation, including documentation that is included in term sheets and offering memorandums relating to those securitization transactions. We could be liable under federal securities laws, state securities laws, or other applicable laws for damages to third parties that invest in these securitization transactions, including liability for disclosures prepared by third parties or with respect to loans that we did not sell or contribute to the securitization.

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
We may be subject to representation and warranty risk in connection with our mortgage loan conduit program and our acquisitions of MSR.
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
We acquire our residential mortgage loan and MSR assets from third-party mortgage originators. We rely on these third-party originators to originate mortgage loans that comply with applicable law and on third-party mortgage servicers to perform the actual day-to-day servicing obligations on the mortgage loans underlying the MSR. Mortgage loan originators and brokers are subject to strict and evolving consumer protection laws and other legal obligations with respect to the origination of residential mortgage loans. These laws and regulations include the CFPB’s “ability-to-repay” and “qualified mortgage” regulations as well as TRID. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. For example, the federal Home Ownership and Equity Protection Act of 1994, or HOEPA, requires lenders to make certain disclosures and comply with certain limitations with respect to loans that are considered to be “high cost” loans, and the Dodd-Frank Acts prohibition on unfair, deceptive, or abusive acts or practices, or UDAAP, which makes it illegal for covered persons or service providers to commit such acts or practices in the course of originating or collecting consumer debt, including mortgage debt. These laws may be highly subjective and open to interpretation and, as a result, a regulator or court may determine that that there has been a violation where an originator or servicer of mortgage loans reasonably believed that the law or requirement had been satisfied. Failure or alleged failure of originators or servicers to comply with these laws and regulations could subject us, as an assignee or purchaser of these loans or as an investor in MSR or securities backed by these loans, to, among other things, delays in foreclosure proceedings, increased litigation expenses, monetary penalties and defenses to foreclosure, including by recoupment or setoff of finance charges and fees collected, and in some cases could also result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results.
The final servicing rules promulgated by the CFPB to implement certain sections of Dodd-Frank, include provisions relating to periodic billing statements and disclosures, responding to borrower inquiries and complaints, force-placed insurance, and adjustable rate mortgage interest rate adjustment notices. Further, the mortgage servicing rules require servicers to, among other things, make good faith early intervention efforts to notify delinquent borrowers of loss mitigation options, to implement specified loss mitigation procedures, and if feasible, exhaust all loss mitigation options before proceeding to foreclosure. Proposed updates to further refine these rules have been published and will likely lead to further changes in requirements applicable to servicing mortgage loans. In addition, further proposed updates are expected in 2016.
While some of these laws may not explicitly hold us responsible for the legal violations of these third parties, federal and state agencies and private litigants have increasingly sought to impose such liability. Various regulators and plaintiffs’ lawyers have also sought to hold assignees of mortgage loans liable for the alleged violations of the originating lender under theories of express or implied assignee liability. Failure to adequately oversee a mortgage servicer’s compliance with these laws and regulations may subject us to increased regulatory risk and could result in regulatory fines or other limitations in our ability to acquire and manage MSR. Further, it is possible that a third-party servicer’s failure to comply with the new and evolving servicing protocols could adversely affect the value of our MSR. Accordingly, we may be subject to fines, penalties or civil liability based upon the conduct of the mortgage lenders that originated the mortgage loans we hold and the third-party servicers who service the loans for which we own the MSR.

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
The commercial real estate debt and related assets in which we invest are subject to delinquency, foreclosure and loss, which may adversely impact our business, results of operations and financial condition.
In 2015, we began investing in in the commercial real estate market, with target assets including first mortgage loans, mezzanine loans, B-notes and preferred equity. Such investments are subject to risks of delinquency, foreclosure and loss that are greater than similar risks associated with loans made on the security of residential properties. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property, as opposed to the borrower’s independent income or assets. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. The net operating income of an income-producing property can be affected by numerous factors, including:

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

In the event any of the properties or entities underlying or collateralizing our commercial real estate loans or investments is adversely impacted by any of the foregoing events or occurrences, the value of, and return on, such investments could be reduced, which in turn would adversely affect our results of operations and financial condition.

Risks Related To Our Assets
Declines in the market values of our assets may adversely affect our results of operations and financial condition.
A substantial portion of our assets are classified for accounting purposes as “available-for-sale.” Changes in the market values of those assets will be directly charged or credited to stockholders’ equity. As a result, a decline in values may result in connection with factors that are out of our control and adversely affect our book value. Moreover, if the decline in value of an available-for-sale security is other than temporary, such decline will reduce our earnings.

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
Prepayment rates also significantly affect the value of MSR because such rights are priced on an assumption of a stable repayment rate. If the prepayment rate is significantly greater than expected, the fair value of the MSR could decline and we may be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in the prepayment rate could materially reduce the ultimate cash flows we receive from MSR, and we could ultimately receive substantially less than what we paid for such assets. Prepayment rates may also affect the fair value, cash flow and earnings on the residential mortgage loans held on our consolidated balance sheets.
Prepayment rates may be affected by a number of factors including the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the average remaining life of the loans, the average size of the remaining loans, the servicing of the mortgage loans, changes in tax laws, other opportunities for investment, homeowner mobility and other economic, social, geographic, demographic and legal factors. Consequently, prepayment rates cannot be predicted with certainty. In making investment decisions, we depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. If dislocations in the residential mortgage market or other developments change the way that prepayment trends have historically responded to interest rate changes, our ability to (i) assess the market value of target assets, (ii) implement hedging strategies and (iii) implement techniques to hedge prepayment risks would be significantly affected, which could materially adversely affect our financial position and results of operations. If we make erroneous assumptions regarding prepayment rates, we may experience significant investment losses.
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
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. For example, in December 2015 the Federal Reserve elected to raise the target range for the federal funds rate for the first time in eight years. We cannot predict the impact that this rate increase, or any future actions or non-actions with respect to the federal funds rate, may have on the markets or the economy. Interest rate fluctuations present a variety of risks, including the risk of a narrowing of the difference between asset yields and borrowing rates, flattening or inversion of the yield curve and fluctuating prepayment rates.
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
Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of certain target assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment and business objectives. Rising interest rates may also cause certain target assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends may be materially and adversely affected.
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
Any MSR we acquire are recorded at fair value on our consolidated balance sheets based upon significant estimates and assumptions. The determination of the fair value of MSR requires our management to make numerous estimates and assumptions. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with MSR based upon assumptions involving interest rates as well as the prepayment rates, delinquencies and foreclosure rates of the underlying mortgage loans. The ultimate realization of the value of MSR may be materially different than the fair values of such MSR as may be reflected in our consolidated balance sheets as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Accordingly, there may be material uncertainty about the fair value of any MSR we acquire.

The value of our RMBS, mortgage loans and MSR may be adversely affected by deficiencies in servicing and foreclosure practices, as well as related delays in the foreclosure process.
Deficiencies in servicing and foreclosure practices among servicers of residential mortgage loans have raised and may in the future raise concerns relating to such practices, including the improper execution of the documents used in foreclosure proceedings (so-called “robo signing”), inadequate documentation of transfers and registrations of mortgages and assignments of loans, improper modifications of loans, violations of representations and warranties at the date of securitization and failure to enforce put-backs. The integrity of the servicing and foreclosure processes is critical to the value of our RMBS, mortgage loans and MSR, and our financial results could be adversely affected by deficiencies in the conduct of those processes. For example, delays in the foreclosure process that may result from improper servicing practices may adversely affect the values of, and our losses on, our mortgage-related assets. Foreclosure delays may also increase the administrative expenses of the securitization trusts for non-Agency RMBS or result in the curtailment of payments to the GSEs, thereby resulting in additional expense and reducing the amount of funds available for distribution to investors. In addition, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of credit support available for any senior classes we own, thus possibly adversely affecting these securities.
While we believe that our servicers would be in violation of their servicing contracts to the extent that they have improperly serviced mortgage loans or improperly executed documents in foreclosure or bankruptcy proceedings, or do not comply with the terms of servicing contracts when assessing loss mitigation options for affected borrowers, it may be difficult, expensive, and time consuming for us to enforce our contractual rights. We continue to monitor and review the issues raised by improper foreclosure practices. While we cannot predict exactly how servicing, loss mitigation and foreclosure matters or any resulting litigation, regulatory actions or settlement agreements will affect our business, there can be no assurance that these matters will not have an adverse impact on our results of operations and financial condition.
Most commercial real estate loans are nonrecourse loans and the assets securing these loans may not be sufficient to protect us from a partial or complete loss if a borrower defaults on a loan, which could materially and adversely affect us.
Except for customary nonrecourse carve-outs for certain “bad acts” and environmental liability, most commercial real estate loans are nonrecourse obligations of the borrower, meaning that there is no recourse against the assets of the borrower other than the underlying collateral. In the event of any default under a commercial real estate loan, we will bear the risk of loss to the extent of any deficiency between the value of the collateral and the principal of and accrued interest on the mortgage loan, which could have a material adverse effect. Even if a commercial real estate loan is recourse to the borrower (or if a nonrecourse carve-out to the borrower applies), in most cases, the borrower’s assets are limited primarily to its interest in the related mortgaged property. Further, although a commercial real estate loan may provide for limited recourse to a principal or affiliate of a borrower, there is no assurance that any recovery from such principal or affiliate will be made or that such principal’s or affiliate’s assets would be sufficient to pay any otherwise recoverable claim. In the event of the bankruptcy of a borrower, the loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.
We may be subject to additional risks associated with commercial real estate loan participations.
Some of our commercial real estate loans may be held in the form of participation interests or co-lender arrangements in which we share the loan rights, obligations and benefits with other lenders. With respect to such participation interests, we may require the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings upon a default and the institution of, and control over, foreclosure proceedings. In circumstances where we hold a minority interest, it may be become bound to actions of the majority to which it otherwise would object. We may be adversely affected by this lack of control with respect to these interests.
Commercial real estate B-notes may be subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses.
We may originate or acquire commercial real estate B-notes, which are mortgage loans that are typically secured by a first mortgage on a single commercial property or group of related properties, but subordinated to an A-note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-notes holders after payment to the A-note holders. Because each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. For example, the rights of holders of B-notes to control the process following a borrower default may vary from transaction to transaction. Further, B-notes typically are secured by a single property and accordingly reflect the risks associated with significant concentration. Losses related to our B-notes would adversely affect our financial condition and results of operations.

Mezzanine commercial real estate loans involve greater risks of loss than senior loans secured by income-producing properties.
We may originate or acquire mezzanine commercial real estate loans, which are subordinated loans secured by a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower on any debt that is senior to our mezzanine loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not be able to recover all, or possibly any, of our initial expenditure. In addition, mezzanine loans have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Losses related to our mezzanine loans would adversely affect our financial condition and results of operations.
Investments in commercial real estate preferred equity involve a greater risk of loss than traditional debt financing.
We may invest in commercial real estate preferred equity, which involves a higher degree of risk than first mortgage loans due to a variety of factors, including the risk that, similar to mezzanine loans, such investments are subordinate to first mortgage loans and are not collateralized by property underlying the investment. Unlike mezzanine loans, preferred equity investments generally do not have a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. Although as a holder of preferred equity we may protect our position with covenants that limit the activities of the entity in which we hold an interest and protect our equity by obtaining an exclusive right to control the underlying property after an event of default, should such a default occur, we would only be able to proceed against the entity in which it holds an interest, and not the property owned by such entity and underlying the investment. Further, similar to mezzanine loans, preferred equity investments do not ordinarily afford the holder with the full range of traditional creditor protections. As a result, we may not be able to recover all of our investment.
Investments in nonconforming and non-investment grade rated commercial real estate loans or securities involve increased risk of loss.
Certain commercial real estate investments may not conform to conventional loan standards applied by traditional lenders and either will not be rated or will be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers' credit history, the underlying properties' cash flow or other factors. As a result, these investments should be expected to have a higher risk of default and loss than investment grade rated assets. Losses related to our non-investment grade loans or securities would adversely affect our financial condition and results of operations.

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
The current term of the management agreement expires on October 28, 2016 and will automatically renew for successive one-year terms unless terminated by us or PRCM Advisers as set forth in the management agreement. If the management agreement is terminated and no suitable replacement is found to manage Two Harbors, we may not be able to continue to execute our business plan.
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
We are subject to conflicts of interest arising out of our relationship with Pine River and its affiliates, including PRCM Advisers. PRCM Advisers is wholly owned by Pine River. Each of Brian Taylor (the Chairman of our board of directors), Thomas Siering (a director, and our Chief Executive Officer and President), and Bill Roth (a director, and our Chief Investment Officer) is a partner and owner of equity interests in Pine River. All of our other executive officers are employees or partners of Pine River. As a result, the management agreement with PRCM Advisers was negotiated between related parties, and its terms, including fees payable to PRCM Advisers, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with PRCM Advisers.
The management agreement with PRCM Advisers does not prevent PRCM Advisers and its affiliates from engaging in additional management or investment opportunities. Pine River and its affiliates, including PRCM Advisers, engage in additional management or investment opportunities that have overlapping objectives with us, and thus face conflicts in the allocation of resources between us, any other funds they manage and for their own accounts. Additionally, the ability of PRCM Advisers, Pine River and the officers and employees providing services to Two Harbors under the management agreement to engage in other business activities reduces the time PRCM Advisers spends managing Two Harbors. While there are a number of employees of Pine River who allocate 100% of their time to Two Harbors, certain employees who provide services to Two Harbors allocate some, or a material portion, of their time to other businesses and activities of Pine River. Under the management agreement, none of these individuals is required to devote a specific amount of time to Two Harbors’ affairs. Accordingly, we compete with Pine River, its existing funds, investment vehicles, other ventures and possibly other entities in the future for the time and attention of these officers and other personnel.
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
There may be conflicts of interest in allocating investment opportunities among Two Harbors and other funds, investment vehicles and ventures managed by Pine River. There is a significant overlap in the assets and investment strategies of Two Harbors and Pine River’s private funds, and additional areas of overlap may develop in the future. Although PRCM Advisers and Pine River have a dedicated team of trading and investment personnel to serve Two Harbors full-time, in some cases certain non-investment personnel may provide services to both entities. Additionally, there are other members of the Pine River investment team that are dedicated full-time to other Pine River strategies and clients and, therefore, do not devote any of their time to Two Harbors and its trading activities. Pine River and its affiliates may in the future form additional funds or sponsor additional investment vehicles and ventures that have overlapping objectives with Two Harbors and therefore may compete with us for investment opportunities and Pine River resources. Pine River has an allocation policy that addresses the manner in which investment opportunities are allocated among the various entities and strategies for which they provide investment management services. However, we cannot assure you that Pine River and PRCM Advisers will always allocate investment opportunities in a manner that is advantageous for us; indeed, we may expect that the allocation of investment opportunities will at times result in our receiving only a portion of, or none of, certain investment opportunities.
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
Termination of the management agreement with PRCM Advisers without cause is difficult and costly. We have the right to terminate for cause; however, the term “cause” is limited to certain specifically described circumstances. In the absence of cause, we may only terminate it after October 28, 2016, upon the vote of at least two-thirds of all of our independent directors or by a vote of the holders of a majority of the outstanding shares of our common stock. Additionally, upon a termination by Two Harbors without cause (or upon a termination by PRCM Advisers due to our material breach), the management agreement requires us to pay PRCM Advisers a termination payment equal to three times the sum of the average annual base management fee received by PRCM Advisers during the 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter. This provision increases the effective cost to us of terminating our relationship with PRCM Advisers, even if we believe that PRCM Advisers’ performance is not satisfactory.
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
Our amended and restated bylaws designate certain Maryland courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated bylaws provided that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, shall be the sole and exclusive forum for the following: any derivative action or proceeding brought on behalf of the corporation; any action asserting a claim of breach of any duty owed by any of our directors, officers or other employees to the corporation or to our stockholders; any action asserting a claim against the corporation or any of our directors, officers or other employees arising pursuant to any provision of the MGCL or our charter or bylaws; or any action asserting a claim against the corporation or any of our directors, officers or other employees that is governed by the internal affairs doctrine. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Risks Related to Our Securities
Future issuances and sales of shares of our common stock may depress the market price of our common stock or have adverse consequences for our stockholders.
We have 900,000,000 authorized shares of common stock and we may increase our authorized common stock without stockholder approval. As of December 31, 2015, 353,906,807 shares of common stock were issued and outstanding. In May 2015, our stockholders approved our Second Restated 2009 Equity Incentive Plan, or the Plan, which provides for grants of restricted common stock and other equity-based awards, subject to a ceiling of 13,000,000 shares available for issuance under the Plan. As of December 31, 2015, we had granted an aggregate of 3,711,420 shares of restricted common stock to our independent directors and Pine River employees pursuant to the Plan.
We cannot predict the effect, if any, of future issuances or sales of our common stock on the market price of our common stock. We also cannot predict the amounts and timing of restricted stock awards to be issued pursuant to the Plan. Sales or awards of substantial amounts of common stock or the perception that such sales or awards could occur may adversely affect the market price for our common stock.
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
The market price of our common stock may be influenced by many factors, some of which are beyond our control, including those described above and the following:

•	changes in financial estimates by analysts;

•	fluctuations in our results of operations or financial condition or the results of operations or financial condition of companies perceived to be similar to us;

•	general economic and financial and real estate market conditions;

•	changes in market valuations of similar companies;

•	monetary policy and regulatory developments in the U.S.; and

•	additions or departures of key personnel at Pine River.
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
The recently enacted Protecting Americans from Tax Hikes Act of 2015 contains changes to certain aspects of the U.S. federal income tax rules applicable to REITs. In particular, the act will reduce the maximum allowable value of assets attributable to our TRSs from 25% to 20%, which change will be applicable with respect to tax years beginning after December 31, 2017. In addition, the act will adjust the way we may calculate certain earnings and profits calculations to avoid double taxation at the stockholder level. These modifications could result in changes in our tax positions or investments and may adversely impact our financial condition and results of operations.

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
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to continue to qualify as a REIT.
In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We expect to treat certain mezzanine loans that may not meet all of the requirements for reliance on this safe harbor as real estate assets giving rise to qualifying mortgage interest for purposes of the REIT asset and income requirements, or otherwise not adversely affecting our qualification as a REIT. There can be no assurance that the IRS will not challenge the tax treatment of these mezzanine loans, and if such a challenge were sustained, we could in certain circumstances be required to pay a penalty tax or fail to qualify as a REIT.
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
As discussed above, the Protecting Americans from Tax Hikes Act of 2015 reduces the maximum allowable value of assets attributable to our TRSs from 25% to 20%, which change will be applicable with respect to tax years beginning after December 31, 2017. This modification, as well as other changes promulgated by the act, could result in changes in our tax positions or investments and may adversely impact our financial condition and results of operations.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal place of business is located at 590 Madison Avenue, 36th Floor, New York, New York 10022. In New York, we lease 5,768 square feet of office space pursuant to a lease that expires in August 2017, and an additional 2,976 square feet of office space pursuant to a lease that expires in April 2016. We also have offices located at 601 Carlson Parkway, Suite 1400, Minnetonka, Minnesota 55305, telephone (612) 629-2500 and 8625 Tamiami Trail North, Naples, Florida 34108. In Minnetonka, we lease 27,982 square feet of office space pursuant to a lease that expires in June 2022 and in Naples, we lease 4,522 square feet of office space pursuant to a lease that expires in May 2021. In accordance with the shared facilities and services agreement between PRCM Advisers and Pine River, we may utilize additional Pine River office space in Minnetonka, New York and San Francisco.

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

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information
Our common stock is listed on the NYSE under the symbol “TWO”. As of February 24, 2016, 347,571,742 shares of common stock were issued and outstanding.
The following table shows the high and low sales prices for our common stock as reported on the NYSE during the calendar years ended December 31, 2015 and 2014:

Quarter Ended	Common Stock
2015	High	Low
December 31	$9.24	$7.80
September 30	$10.30	$8.00
June 30	$10.78	$9.71
March 31	$11.00	$10.00
2014
December 31	$10.53	$9.60
September 30	$10.74	$9.61
June 30	$10.79	$10.06
March 31	$10.70	$9.28

Holders
As of February 22, 2015, there were 370 registered holders and approximately 82,565 beneficial owners of our common stock.

Dividends
On December 16, 2015, we declared a cash dividend to our common stockholders, which was paid on January 20, 2016, totaling $92.0 million, or $0.26 per share. The following table presents cash dividends declared on our common stock for the years ended December 31, 2015 and 2014:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 16, 2015	December 30, 2015	January 20, 2016	$0.26
September 16, 2015	September 30, 2015	October 22, 2015	$0.26
June 17, 2015	June 30, 2015	July 21, 2015	$0.26
March 18, 2015	March 31, 2015	April 21, 2015	$0.26
December 16, 2014	December 30, 2014	January 20, 2015	$0.26
September 16, 2014	September 30, 2014	October 21, 2014	$0.26
June 17, 2014	July 2, 2014	July 22, 2014	$0.26
March 17, 2014	March 31, 2014	April 21, 2014	$0.26

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

We have not established a minimum dividend distribution level for our common stock. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends in 2016 and thereafter.
Our stock transfer agent and registrar is Wells Fargo Shareowner Services. Requests for information from Wells Fargo Shareowner Services can be sent to Wells Fargo Shareowner Services, P.O. Box 64856, St. Paul, MN 55164-0856 and their telephone number is 1-800-468-9716.

Securities Authorized for Issuance under Equity Compensation Plans
Our Second Restated 2009 Equity Incentive Plan was adopted by our board of directors and approved by our stockholders for the purpose of enabling us to provide equity compensation to attract and retain qualified directors, officers, advisers, consultants and other personnel, including affiliates and personnel of PRCM Advisers and its affiliates, and any joint venture affiliates of ours. The Plan is administered by the compensation committee of our board of directors and permits the granting of restricted shares of common stock, phantom shares, dividend equivalent rights and other equity-based awards. For a detailed description of the Plan, see Note 22 - Equity Incentive Plan of the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.
The following table presents certain information about the Plan as of December 31, 2015:

	December 31, 2015
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders (1)	—	$—	9,257,449
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	9,257,449
___________________

(1)	For a detailed description of the Plan, see Note 22 - Equity Incentive Plan of the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

Performance Graph
The following graph compares the stockholder’s cumulative total return, assuming $100 invested at December 31, 2010, with all reinvestment of dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor’s 500 Stock Index, or S&P 500; (iii) the stocks included in the Bloomberg REIT Mortgage Index; (iv) the stocks included in the NAREIT Mortgage REIT Index; and (v) the stocks included in the Pine River Mortgage REIT Index. Beginning with our Annual Report on Form 10-K for the year ended December 31, 2016, the Pine River Mortgage REIT Index will be excluded as Pine River does not currently plan to continue maintaining this benchmark, and the NAREIT Mortgage REIT Index will be excluded as we believe the companies included in the Bloomberg REIT Mortgage Index are more comparable to Two Harbors’ diverse business and operations.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Two Harbors Investment Corp., S&P 500, Bloomberg REIT Mortgage Index,
NAREIT Mortgage REIT Index and Pine River Mortgage REIT Index

	December 31,
Index	2015	2014	2013	2012	2011
Two Harbors Investment Corp.	$168.35	$186.58	$156.17	$155.25	$110.83
S&P 500	$180.67	$178.22	$156.78	$118.44	$102.11
Bloomberg REIT Mortgage Index	$122.94	$136.44	$114.24	$116.99	$98.16
NAREIT Mortgage REIT Index	$123.21	$135.21	$114.70	$116.99	$97.58
Pine River Mortgage REIT Index Total Return	$113.06	$124.46	$102.93	$117.12	$98.41

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 5, 2011, our board of directors authorized a share repurchase program, which originally allowed us to repurchase up to 10,000,000 shares of our common stock. Subsequently, on November 14, 2012 our board of directors authorized an additional increase to the share repurchase program of 15,000,000 shares for a total of up to 25,000,000 shares authorized for repurchase. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date.
As of December 31, 2015, we had repurchased 16,115,000 shares under the program for a total cost of $139.1 million. The following table reflects purchases under the plan during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 through October 31, 2015	1,864,279	$8.62	1,864,279	19,293,134
November 1, 2015 through November 30, 2015	7,610,534	8.37	7,610,534	11,682,600
December 1, 2015 through December 31, 2015	2,797,600	8.20	2,797,600	8,885,000
Total	12,272,413	$8.37	12,272,413	8,885,000

On January 27, 2016, our board of directors authorized the repurchase of an additional 50,000,000 shares of our common stock, for a total of up to 75,000,000 shares authorized for repurchase, pursuant to the ongoing share repurchase program.

Item 6. Selected Financial Data
Our selected financial data set forth below should be read in conjunction with our consolidated financial statements and the accompanying notes included under Item 8 of this Annual Report on Form 10-K. Certain amounts for prior periods have been reclassified to conform to the 2015 presentation.

(in thousands)	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Interest income:
Available-for-sale securities	$458,515	$506,268	$507,180	$448,620	$197,126
Trading securities	8,676	12,913	5,963	4,873	4,159
Residential mortgage loans held-for-sale	28,966	16,089	22,185	609	2
Residential mortgage loans held-for-investment in securitization trusts	95,740	41,220	19,220	—	—
Commercial real estate assets	9,138	—	—	—	—
Cash and cash equivalents	902	717	1,043	944	347
Total interest income	601,937	577,207	555,591	455,046	201,634
Interest expense:
Repurchase agreements	73,049	76,177	89,470	72,106	22,709
Collateralized borrowings in securitization trusts	57,216	26,760	10,937	—	—
Federal Home Loan Bank advances	11,921	4,513	—	—	—
Total interest expense	142,186	107,450	100,407	72,106	22,709
Net interest income	459,751	469,757	455,184	382,940	178,925
Other-than-temporary impairment losses	(535)	(392)	(1,662)	(10,952)	(5,102)
Other income (loss):
Gain (loss) on investment securities	363,379	87,201	(54,430)	122,466	36,520
(Loss) gain on interest rate swap and swaption agreements	(210,621)	(345,647)	245,229	(159,775)	(86,769)
(Loss) gain on other derivative instruments	(5,049)	(17,529)	95,345	(40,906)	26,755
Gain (loss) on residential mortgage loans held-for-sale	14,285	17,297	(33,846)	2,270	—
Servicing income	127,412	128,160	12,011	—	—
(Loss) gain on servicing asset	(99,584)	(128,388)	13,881	—	—
Other (loss) income	(21,790)	18,539	14,619	—	—
Total other income (loss)	168,032	(240,367)	292,809	(75,945)	(23,494)
Expenses:
Management fees	50,294	48,803	41,707	33,168	14,241
Securitization deal costs	8,971	4,638	4,153	—	—
Servicing expenses	28,101	25,925	3,761	—	—
Other operating expenses	64,162	56,231	37,259	17,678	9,673
Total expenses	151,528	135,597	86,880	50,846	23,914
Income from continuing operations before income taxes	475,720	93,401	659,451	245,197	126,415
(Benefit from) provision for income taxes	(16,490)	(73,738)	84,411	(42,219)	(1,106)
Net income from continuing operations	492,210	167,139	575,040	287,416	127,521
Income (loss) from discontinued operations	—	—	3,999	4,490	(89)
Net income	492,210	167,139	579,039	291,906	127,432

(in thousands, except share data)	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Basic earnings per weighted average share:
Continuing operations	$1.35	$0.46	$1.64	$1.19	$1.29
Discontinued operations	—	—	0.01	0.02	—
Net income	$1.35	$0.46	$1.65	$1.21	$1.29
Diluted earnings per weighted average share:
Continuing operations	$1.35	$0.46	$1.64	$1.18	$1.29
Discontinued operations	—	—	0.01	0.02	—
Net income	$1.35	$0.46	$1.65	$1.20	$1.29
Dividends declared per common share	$1.04	$1.04	$1.17	$1.71	$1.60
Weighted average number of shares of common stock:
Basic	365,247,738	366,011,855	350,361,827	242,014,751	98,826,868
Diluted	365,247,738	366,011,855	350,992,387	242,432,156	98,826,868
Comprehensive (loss) income:
Net income	$492,210	$167,139	$579,039	$291,906	$127,432
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities, net	(496,728)	411,054	(251,723)	755,174	(81,335)
Other comprehensive (loss) income	(496,728)	411,054	(251,723)	755,174	(81,335)
Comprehensive (loss) income	$(4,518)	$578,193	$327,316	$1,047,080	$46,097

	At December 31,
(in thousands)	2015	2014	2013	2012	2011
Available-for-sale securities	$7,825,320	$14,341,102	$12,256,727	$13,666,954	$6,249,252
Total assets	$14,575,772	$21,084,309	$17,173,862	$16,813,944	$8,100,384
Repurchase agreements	$5,008,274	$12,932,463	$12,250,450	$12,624,510	$6,660,148
Federal Home Loan Bank advances	$3,785,000	$2,500,000	$—	$—	$—
Total stockholders’ equity	$3,576,561	$4,068,042	$3,854,995	$3,450,577	$1,270,086

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

General
We are a Maryland corporation focused on investing in, financing and managing RMBS, residential mortgage loans, MSR, commercial real estate and other financial assets, which we collectively refer to as our target assets. We operate as a REIT, as defined under the Code.
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
We generally view our target assets in three strategies that are based on our core competencies of understanding and managing prepayment and credit risk. Our rates strategy includes assets that are sensitive to changes in interest rates and prepayment speeds, specifically Agency RMBS and MSR. Our credit strategy includes assets with inherent credit risk including non-Agency RMBS, net economic interests in consolidated securitization trusts and prime nonconforming residential mortgage loans. Our commercial strategy, which we announced in the fourth quarter of 2014, includes as target assets first mortgage loans, mezzanine loans, b-notes and preferred equity. As of December 31, 2015, we had invested in first mortgage and mezzanine commercial real estate loans.
As opportunities in the residential and commercial mortgage marketplace change, we continue to evolve our business model. From a capital allocation perspective, we expect to continue to increase our allocation towards MSR, residential mortgage loans and commercial real estate assets, and decrease our exposure to RMBS. During the year ended December 31, 2015, we sold a number of Agency RMBS, primarily due to widening spreads and our belief that it is prudent to position ourselves with minimal basis and prepayment risk exposure. Within our non-Agency RMBS portfolio, we have historically had a substantial emphasis on “legacy” securities, which include securities issued prior to 2009. Throughout the past year, however, we have sold a number of these securities that we believe had reached maximum value, some of which were replaced with “new issue” non-Agency RMBS. We believe these “new issue” securities, which include some GSE credit risk transfer securities, have enabled us to find attractive returns and further diversify our non-Agency RMBS portfolio.
Within our mortgage loan conduit and securitization business, we acquire prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions with the intent to securitize the loans through the issuance of non-Agency mortgage-backed securities. Our intention is to retain the related subordinated securities, representing the credit risk piece associated with these deals. We also hold a small legacy portfolio of CSL, which are loans that were performing, but with respect to which the borrower had previously experienced payment delinquencies and was more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default on CSL than on newly originated residential mortgage loans. We do not originate loans or provide direct financing to lenders; rather, through our mortgage loan conduit we contract with originators to acquire loans they originate that meet our purchase criteria.

Within our MSR business, we purchase the right to control the servicing of mortgage loans from high-quality originators. Additionally, as an owner of MSR on loans from securitizations guaranteed by Ginnie Mae, we are obligated to purchase these loans from time to time in order to complete modifications on the mortgage loans or to convey foreclosed properties to the U.S. Department of Housing and Urban Development, or HUD. We held a small portfolio of these Ginnie Mae buyout residential mortgage loans as of December 31, 2015, which, in the majority of instances, will undergo successful loan modifications, return to performing loans and be redelivered to future Ginnie Mae pools or be immediately conveyed to HUD. We do not directly service the mortgage loans we acquire, nor the mortgage loans underlying the MSR we acquire; rather, we contract with fully licensed third-party subservicers to handle substantially all servicing functions.
We believe our investment model allows management to allocate capital across various sectors within the mortgage market, with a focus on asset selection and the implementation of a relative value investment approach. Our capital allocation decisions factor in the opportunities in the marketplace, cost of financing and cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, capital allocation reflects management’s opportunistic approach to investing in the marketplace. The following table provides our capital allocation among the target assets in each of our investment strategies as of December 31, 2015 and the four immediately preceding period ends:

	As of
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Rates strategy
Agency RMBS	35%	41%	44%	45%	44%
Mortgage servicing rights	14%	12%	11%	10%	12%
Credit strategy
Non-Agency RMBS	27%	30%	33%	34%	34%
Mortgage loan conduit/securitization	16%	13%	12%	11%	10%
Commercial strategy	8%	4%	< 1%	< 1%	—%

As our capital allocation shifts, our annualized yields and cost of financing shift. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts (e.g., uncertainty of prepayment speeds, extension risk and credit events).
For the three months ended December 31, 2015, our net yield realized on the portfolio was higher than previous periods. Yields and net interest spreads on Agency RMBS and MSR are generally higher than recent quarters, while yields and spreads on non-Agency RMBS has generally decreased. Net yields on residential mortgage loans held-for-sale and net economic interests in securitizations have been relatively consistent. Additionally, our cost of financing has decreased as a result of lower swap spread. The following table provides the average annualized yield on our target assets, including Agency and non-Agency RMBS, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment, net of collateralized borrowings, in securitization trusts, commercial real estate assets and MSR for the three months ended December 31, 2015 and the four immediately preceding quarters:

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Average annualized portfolio yield (1)	4.56%	4.14%	4.16%	4.40%	4.46%
Cost of financing (2)	1.30%	1.31%	1.37%	1.33%	1.55%
Net portfolio yield	3.26%	2.83%	2.79%	3.07%	2.91%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

We seek to deploy moderate leverage as part of our investment strategy. We generally finance our RMBS assets through short- and long-term borrowings structured as repurchase agreements and through short- and long-term advances from the FHLB. Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while non-Agency RMBS, with less liquidity and exposure to credit risk, utilize lower levels of leverage. We may also finance our U.S. Treasuries, which we hold from time to time for trading purposes, and our residential mortgage loans held-for-sale and commercial real estate assets. We believe the debt-to-equity ratio funding our Agency RMBS, non-Agency RMBS, residential mortgage loans held-for-sale and commercial real estate assets is the most meaningful leverage measure as U.S. Treasuries are viewed to be highly liquid in nature and collateralized borrowings on residential mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity. As a result, our debt-to-equity ratio is determined by our portfolio mix as well as many additional factors, including the liquidity of our portfolio, the sustainability and price of our financing, diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. Over the past several quarters, we have generally maintained a debt-to-equity ratio range of 3.0 to 5.0 times to finance our RMBS portfolio, residential mortgage loans held-for-sale and commercial real estate assets, on a fully deployed capital basis. Our debt-to-equity ratio is directly correlated to the make-up of our portfolio; specifically, the higher percentage of Agency RMBS we hold, the higher our debt-to-equity ratio is, while the higher percentage of non-Agency RMBS, mortgage loans and commercial real estate assets we hold, the lower our debt-to-equity ratio is. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from common stock offerings we conduct. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Repurchase Agreements” for further discussion.
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
We have elected to be treated as a REIT for U.S. federal income tax purposes. To qualify as a REIT we are required to meet certain investment and operating tests and annual distribution requirements. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders, do not participate in prohibited transactions and maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated certain of our subsidiaries as TRSs, as defined in the Code, to engage in such activities, and we may form additional TRSs in the future. We also operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act. While we do not currently originate or service residential mortgage loans, certain of our subsidiaries have obtained the requisite licenses and approvals to purchase and sell residential mortgage loans and to own and manage MSR.
On December 19, 2012, we completed the contribution of our portfolio of single-family rental properties to Silver Bay, a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. We contributed our equity interests in the wholly owned subsidiary, Two Harbors Property Investment LLC to Silver Bay, and in exchange for the contribution, received shares of common stock of Silver Bay. Silver Bay completed its IPO of its common stock on December 19, 2012. We distributed shares of Silver Bay common stock we received in the transaction to our stockholders on or about April 24, 2013. Because we will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the year ended December 31, 2013. No remaining associated operating results were recognized during the years ended December 31, 2015 and 2014.

Overview
Our 2015 efforts focused on three strategic objectives that we believe will position us for long-term success.

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

•
Executing business diversification opportunities across residential mortgage loans, MSR and commercial real estate assets. We continue to pursue a variety of opportunities that leverage our core competencies of credit and prepayment risk management. We acquire prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions and have established a nonconforming loan securitization program. During the year ended December 31, 2015, we meaningfully increased the number of sellers in our network and completed seven securitizations. Within our MSR business, we continue to purchase the right to control the servicing of mortgage loans from high-quality originators. During 2015, we expanded our flow-sale arrangements within our originator partner network. In addition, we originate and acquire senior and mezzanine commercial real estate assets. These assets are U.S. domiciled and are secured by a diverse mix of property types including office, retail, multifamily and hotel properties. As of December 31, 2015, we had invested in first mortgage and mezzanine commercial real estate loans. We are taking a measured approach as we diversify, keeping true to our strategic long-term plans and our core strengths.

•
Maintaining “best in class” investment, corporate governance, investor relations and disclosure practices. We attribute our growth to portfolio alpha generation, innovation and best practice in corporate governance and disclosure.

Factors Affecting our Operating Results
Our net interest income includes income from our RMBS portfolio, including the amortization of purchase premiums and accretion of purchase discounts, and income from our residential mortgage loans and commercial real estate assets. Net interest income, as well as our servicing income, net of subservicing expenses, will fluctuate primarily as a result of changes in market interest rates, our financing costs, and prepayment speeds on our assets. Interest rates, financing costs and prepayment rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results will also be affected by default rates and credit losses with respect to the mortgage loans underlying our non-Agency RMBS and in our mortgage loan and commercial real estate portfolios.

Fair Value Measurement
A significant portion of our assets and liabilities are at fair value and, therefore, our consolidated balance sheets and statements of comprehensive income are significantly affected by fluctuations in market prices. At December 31, 2015, approximately 86.3% of total assets, or $12.6 billion, and approximately 18.3% of total liabilities, or $2.0 billion, consisted of financial instruments recorded at fair value. See Note 16 - Fair Value to the consolidated financial statements, included in this Annual Report on Form 10-K, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. Although markets for asset-backed securities, including RMBS, have modestly stabilized since the severe dislocations experienced as a result of the financial crisis, these markets continue to experience volatility and, as a result, our assets and liabilities will continue to be subject to valuation adjustment as well as changes in the inputs we use to measure fair value.
Any temporary change in the fair value of our available-for-sale, or AFS, securities, excluding Agency interest-only mortgage-backed securities and GSE credit risk transfer securities, is recorded as a component of accumulated other comprehensive income and does not impact our earnings. Our reported earnings (loss) for U.S. GAAP purposes, or GAAP net income (loss), is affected, however, by fluctuations in market prices on the remainder of our financial assets and liabilities recorded at fair value. For the year ended December 31, 2015, our unrealized fair value gains on interest rate swap and swaption agreements, which are accounted for as derivative trading instruments under U.S. GAAP, positively affected our financial results. The change in fair value of the interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the year ended December 31, 2015. Our financial results for the year ended December 31, 2015 were negatively affected by unrealized fair value losses on certain U.S. Treasuries classified as trading instruments due to their short-term investment objectives, residential mortgage loans held-for-sale, net economic interests in securitizations and MSR.
For the year ended December 31, 2014, our unrealized fair value losses on interest rate swap and swaption agreements negatively affected our financial results. The change in fair value of the interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the year ended December 31, 2014. Our financial results for the year ended December 31, 2014 were positively affected by unrealized fair value gains on residential mortgage loans held-for-sale and net economic interests in securitizations. Unrealized losses on U.S. Treasuries classified as trading instruments and MSR, however, negatively affected our financial results.
In addition, our financial results for the years ended December 31, 2015 and 2014 were affected by the unrealized gains and losses of certain other derivative instruments that were accounted for as trading derivative instruments (i.e., credit default swaps, TBAs, short U.S. Treasuries, put and call options for TBAs and U.S. Treasuries, constant maturity swaps, Markit IOS total return swaps, inverse interest-only securities and forward residential mortgage loan purchase commitments).

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
Classification and Valuation of Available-for-Sale and Trading Securities
Our RMBS investments consist primarily of Agency RMBS and non-Agency RMBS that we classify as available-for-sale, or AFS. All assets classified as AFS, excluding Agency interest-only mortgage-backed securities and GSE credit risk transfer securities, are reported at estimated fair value with changes in fair value included in accumulated other comprehensive income, a separate component of stockholders’ equity, on an after-tax basis. On July 1, 2015, we elected the fair value option for Agency interest-only securities and GSE credit risk transfer securities acquired on or after such date. All Agency interest-only securities and GSE credit risk transfer securities acquired on or after July 1, 2015 are carried at estimated fair value with changes in fair value recorded as a component of gain (loss) on investment securities in the consolidated statements of comprehensive income.

From time to time, we also hold U.S. Treasuries for trading purposes. Our trading securities are carried at estimated fair value with changes in fair value recorded as a component of gain (loss) on investment securities in the consolidated statements of comprehensive income. If our RMBS AFS were also classified as trading securities, there could be substantially greater volatility in our GAAP net income (loss).
When the estimated fair value of an AFS security is less than amortized cost, we consider whether there is an other-than-temporary impairment in the value of the security that is required to be recognized in GAAP net income (loss). The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to whether we (i) have the intent to sell the investment securities, (ii) are more likely than not to be required to sell the investment securities before recovery, or (iii) do not expect to recover the entire amortized cost basis of the investment securities. Investments with unrealized losses are not considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the amortized cost basis of the investments. If an impairment is determined to be solely driven by the inability to fully recover the entire amortized cost basis over the remaining life of the security, the security is further analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, is then recognized in GAAP net income, while the balance of impairment related to other factors is recognized in other comprehensive (loss) income.
Classification and Valuation of Residential Mortgage Loans Held-for-Sale
Our residential mortgage loans held-for-sale are carried at fair value as a result of a fair value option election, with changes in fair value recorded in GAAP net income. Fair value is generally determined based on current secondary market pricing or cash flow models using market-based yield requirements.
Classification and Valuation of Residential Mortgage Loans Held-for-Investment in Securitization Trusts
Our residential mortgage loans held-for-investment in securitization trusts are carried at fair value as a result of a fair value option election, with changes in fair value recorded in GAAP net income. An entity is allowed to measure both the financial assets and financial liabilities of a qualifying collateralized financing entity, or CFE, it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the Company’s securitization trusts are considered qualifying CFEs, the Company determines the fair value of these residential mortgage loans based on the fair value of its collateralized borrowings in securitization trusts and its retained interests from the Company’s on-balance sheet securitizations (eliminated in consolidation in accordance with U.S. GAAP), as the fair value of these instruments is more observable.
Classification and Valuation of Mortgage Servicing Rights
We account for our MSR at fair value, with changes in fair value recorded in GAAP net income, rather than at amortized cost. Fair value is generally determined based on prices obtained from third-party pricing providers. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates).
Classification and Valuation of Collateralized Borrowings in Securitization Trusts
Our collateralized borrowings in securitization trusts are carried at fair value as a result of a fair value option election, with changes in fair value recorded in GAAP net (loss) income. Fair value is generally determined based on prices obtained from third-party pricing providers, broker quotes received and other applicable market data.
Impairment of Commercial Real Estate Loans Held-for-Investment
Commercial real estate loans held-for-investment are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the loans are deemed impaired. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due pursuant to the contractual terms of the loan. Because our commercial real estate loans are collateralized either by real property or by equity interests in the commercial real estate borrower, impairment is measured by comparing the estimated fair value of the underlying collateral to the amortized cost of the respective loan. The valuation of the underlying collateral requires significant judgment, which includes assumptions regarding capitalization rates, leasing, credit worthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, overall economic conditions, the broader commercial real estate market, local geographic sub-markets, and other factors deemed necessary. If a loan is determined to be impaired, we record an allowance to reduce the carrying value of the loan through a charge to provision for loan losses. Actual losses, if any, could ultimately differ from these estimates.

Interest Income Recognition
Our interest income on our Agency and non-Agency RMBS is accrued based on the actual coupon rate and the outstanding principal balance of such securities. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective yield method, as adjusted for actual prepayments. We estimate prepayments for our Agency interest-only securities, which represent our right to receive a specified portion of the contractual interest flows of specific Agency and collateralized mortgage obligations, or CMO, securities. As a result, if prepayments increase (or are expected to increase), we will accelerate the rate of amortization on the premiums. Conversely, if prepayments decrease (or are expected to decrease), we will decelerate the rate of amortization on the premiums.
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
Interest income on residential mortgage and commercial real estate loans is recognized at the loan coupon rate. Additionally, any acquisition premiums or discounts, loan fees and origination costs on commercial real estate loans held-for-investment are amortized or accreted into interest income over the lives of the loans using the effective interest method. All residential mortgage and commercial real estate loans are considered past due when they are 30 days past their contractual due date. Interest income recognition is suspended when loans are placed on nonaccrual status. Generally, loans are placed on nonaccrual status when delinquent for more than 60 days or when determined not to be probable of full collection. Interest accrued, but not collected, at the date loans are placed on nonaccrual is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Loans are restored to accrual status only when contractually current or the collection of future payments is reasonably assured.
Derivative Financial Instruments and Hedging Activities
We apply the provisions of ASC 815, which requires the recognition of all derivatives as either assets or liabilities on our consolidated balance sheets and to measure those instruments at fair value. The fair value adjustments of our current derivative instruments affect net income as the hedge for accounting purposes is being treated as an economic, or trading, hedge and not as a qualifying hedging instrument.
Derivatives are primarily used for hedging purposes rather than speculation. We rely on internal models corroborated by quotations from a third party to determine these fair values. If our hedging activities do not achieve their desired results, our reported GAAP net income (loss) may be adversely affected.
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

Market Conditions and Outlook
The key macroeconomic factors that impact our business are home prices and the employment and interest rate environments. Home prices increased modestly throughout 2015, and are expected to gradually appreciate over the next several years. Credit standards remain tight, despite a modest easing in recent months, and have limited borrowers’ ability to refinance their mortgages notwithstanding low interest rates and government programs that promote refinancing. Employment market conditions remain relatively solid as jobless claims, unemployment and payroll data are showing stable trends, although underemployment levels remain stubbornly high and new job creation has been disappointing. Other than LTV ratios and cash reserves, we believe employment is the most powerful determinant of homeowners’ ongoing likelihood to pay their mortgages. Home price performance and employment are particularly important to our non-Agency portfolio.
The interest rate environment remained volatile in the fourth quarter of 2015 as the Federal Reserve announced a rate hike in December for the first time in eight years. The low interest rate environment is expected to persist in the near term, however, as the Federal Reserve has suggested it will take a measured and conservative approach to further interest rate decisions. Additionally, it appears the Federal Reserve will continue to reinvest its mortgage-backed security principal repayments for the foreseeable future.
The U.S. economy continues to navigate headwinds that include global economic lethargy, specifically in China; geopolitical unrest across various regions worldwide; the ongoing European debt crisis; quantitative easing by the European Central Bank; and persistently high underemployment.
Regulatory and legislative actions taken in the past few years in an effort to improve economic conditions and increase liquidity in the financial markets, as well as other actions related to the fall-out from the financial and foreclosure crises, continue to impact the market. Regulatory actions that could affect the value and availability of our target assets, either positively or negatively, include: attempts by the U.S. government to further simplify the refinancing process to allow more borrowers to refinance into lower interest rate mortgage loans; the streamlined loan modification initiative for borrowers that are 90+ days delinquent implemented by the GSEs; the real estate owned, or REO, -to-rental program supported by the GSEs; the extension of both the Home Affordable Modification Program, or HAMP, and the Home Affordable Refinance Program 2.0, or HARP 2.0, through 2016; the strict “ability-to-repay” and “qualified mortgage” regulations promulgated by the Consumer Financial Protection Bureau, or the CFPB; the enforcement of and potential liability associated with TRID; and the application of the risk retention requirements of Section 15G of the Exchange Act.
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
In January 2016, the FHFA released a final rule regarding membership in the Federal Home Loan Bank system. Among other effects, the ruling excludes captive insurers from membership eligibility, including our subsidiary member, TH Insurance Holdings Company LLC, or TH Insurance. Since TH Insurance was admitted as a member in 2013, it is eligible for a five-year membership grace period, during which new advances or renewals that mature beyond the grace period will be prohibited. However, any existing advances that mature beyond this grace period will be permitted to remain in place subject to their terms insofar as we maintain good standing with the FHLB. If any new advances or renewals occur, TH Insurance’s outstanding advances will be limited to forty percent of its total assets. Notwithstanding the FHFA’s ruling, we continue to believe our mission aligns well with that of the Federal Home Loan Bank system.
We believe our blended Agency and non-Agency RMBS portfolio and our investing expertise, as well as our operational capabilities to invest in prime nonconforming residential mortgage loans, MSR and commercial real estate assets, will allow us to better navigate the dynamic mortgage market while future regulatory and policy activities take shape. Having a diversified portfolio allows us to mitigate a variety of risks, including interest rate and RMBS spread volatility. As such, we have diversified into several target assets that capitalize on our prepayment and credit expertise.
We expect that a material percentage of our assets will remain in whole-pool Agency RMBS in light of the long-term attractiveness of the asset class and in order to continue to satisfy the requirements of our exemption from registration under the 1940 Act. Interest-only Agency securities and MSR also provide a complementary investment and risk-management strategy to our principal and interest Agency RMBS investments. Risk-adjusted returns in our Agency RMBS portfolio may decline if we are required to pay higher purchase premiums due to lower interest rates or additional liquidity in the market. Additionally, the Federal Reserve’s prior quantitative easing programs and continued reinvestment of its mortgage-backed security principal repayments and other policy changes may impact the returns of our Agency RMBS portfolio.

The following table provides the carrying value of our RMBS portfolio by product type:

(dollars in thousands)	December 31, 2015		December 31, 2014
Agency
Fixed Rate	$5,864,294	73.4%	$11,164,032	76.8%
Hybrid ARMs	108,596	1.4%	128,285	0.9%
Total Agency	5,972,890	74.8%	11,292,317	77.7%
Agency Derivatives	157,906	2.0%	186,404	1.3%
Non-Agency
Senior	1,313,695	16.4%	2,370,435	16.3%
Mezzanine	532,572	6.7%	670,421	4.6%
Interest-only securities	6,163	0.1%	7,929	0.1%
Total Non-Agency	1,852,430	23.2%	3,048,785	21.0%
Total	$7,983,226		$14,527,506

Prepayment speeds and volatility due to interest rates
Our Agency RMBS and MSR portfolios are subject to inherent prepayment risk. Generally, a decline in interest rates that leads to rising prepayment speeds will cause the market value of our interest-only securities and MSR to deteriorate, and our fixed coupon Agency pools to increase. The inverse relationship occurs when interest rates increase and prepayments slow. As previously discussed, despite the Federal Reserve raising rates in December, the low interest rate environment is expected to persist in the near term. However, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, could cause prepayment speeds to increase on many RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio management approach, including our security selection process, positions us to ideally respond to a variety of market scenarios, including an overall faster prepayment environment.
The following table provides the three-month weighted average constant prepayment rate, or CPR, on our Agency RMBS throughout 2015:

	Three Months Ended
Agency RMBS	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Weighted Average CPR	10.3%	9.7%	9.0%	8.2%

Although we are unable to predict the movement in interest rates in 2016 and beyond, our diversified portfolio management strategy is intended to generate attractive yields with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.
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

The following tables provide the carrying value of our Agency RMBS portfolio by vintage and prepayment protection:

	As of December 31, 2015
	Agency RMBS AFS		Agency Derivatives	Total Agency RMBS
(dollars in thousands)	Fixed Rate	Hybrid ARMs
Other low loan balances	$2,101,485	$—	$—	$2,101,485	34%
$85K Max Pools	1,439,376	—	—	1,439,376	23%
2006 and subsequent vintages	685,844	24,617	—	710,461	12%
High LTV (predominantly MHA)	421,446	—	—	421,446	7%
Home equity conversion mortgages	386,489	—	—	386,489	6%
Seasoned (2005 and prior vintages)	184,256	81,355	112,356	377,967	6%
2006 and subsequent vintages - discount	323,152	—	45,550	368,702	6%
Low FICO	277,945	—	—	277,945	5%
Pre-pay lock-out or penalty-based	44,301	2,624	—	46,925	1%
Total	$5,864,294	$108,596	$157,906	$6,130,796	100%

	As of December 31, 2014
	Agency RMBS AFS		Agency Derivatives	Total Agency RMBS
(dollars in thousands)	Fixed Rate	Hybrid ARMs
Other low loan balances	$3,815,603	$—	$—	$3,815,603	33%
$85K Max Pools	2,529,610	—	—	2,529,610	22%
2006 and subsequent vintages	1,353,827	28,997	—	1,382,824	12%
High LTV (predominantly MHA)	515,428	—	—	515,428	5%
Home equity conversion mortgages	1,740,830	—	—	1,740,830	15%
Seasoned (2005 and prior vintages)	254,921	95,618	130,961	481,500	4%
2006 and subsequent vintages - discount	347,618	—	55,443	403,061	4%
Low FICO	113,862	—	—	113,862	1%
Pre-pay lock-out or penalty-based	492,333	3,670	—	496,003	4%
Total	$11,164,032	$128,285	$186,404	$11,478,721	100%

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
The following tables provide discount information on our non-Agency RMBS portfolio:

	As of December 31, 2015
	Principal and Interest Securities		Interest-Only Securities	Total
(in thousands)	Senior	Mezzanine
Face Value	$1,801,283	$624,253	$229,845	$2,655,381
Unamortized discount
Designated credit reserve	(373,729)	(35,348)	—	(409,077)
Unamortized net discount	(383,816)	(98,729)	(224,476)	(707,021)
Amortized Cost	$1,043,738	$490,176	$5,369	$1,539,283

	As of December 31, 2014
	Principal and Interest Securities		Interest-Only Securities	Total
(in thousands)	Senior	Mezzanine
Face Value	$3,213,104	$794,798	$283,970	$4,291,872
Unamortized discount
Designated credit reserve	(843,106)	(84,499)	—	(927,605)
Unamortized net discount	(531,531)	(158,465)	(277,372)	(967,368)
Amortized Cost	$1,838,467	$551,834	$6,598	$2,396,899

Credit losses
Although our Agency portfolio is supported by U.S. government agency and federally chartered corporation guarantees of payment of principal and interest, we are exposed to credit risk in our non-Agency RMBS, residential mortgage loans and commercial real estate assets.
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
We also evaluate credit risk on our commercial real estate assets through a comprehensive asset selection process, which includes valuing the underlying collateral property as well as the financial and operating capability of the borrower, borrowing entity or loan sponsor. We also assess the financial wherewithal of any loan guarantors, the borrower’s competency in managing and operating the properties, and the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. We evaluate each commercial real estate asset for impairment at least quarterly and may record an allowance to reduce the carrying value of the asset to the estimated fair value of the underlying collateral, if deemed impaired.
Counterparty exposure and leverage ratio
We monitor counterparty exposure in our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well capitalized organizations and we attempt to manage our cash balances across these organizations to reduce our exposure to a single counterparty.
As of December 31, 2015, we had entered into repurchase agreements with 30 counterparties, 21 of which had outstanding balances at December 31, 2015, including one facility that provides short-term financing for our residential mortgage loan collateral with outstanding balances at December 31, 2015. In addition, we held long-term secured advances from the FHLB. As of December 31, 2015, we had a total consolidated debt-to-equity ratio of 3.0 times. The debt-to-equity ratio funding our RMBS AFS, residential mortgage loans held-for-sale, commercial real estate assets and Agency Derivatives only was 2.5:1.0. We believe the debt-to-equity ratio funding our RMBS AFS, residential mortgage loans held-for-sale, commercial real estate assets and Agency Derivatives is the most meaningful debt-to-equity measure as U.S. Treasuries are viewed to be highly liquid in nature and collateralized borrowings on residential mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity.

As of December 31, 2015, we had $737.8 million in cash and cash equivalents, approximately $40.9 million of unpledged Agency securities and derivatives and $48.9 million of unpledged non-Agency securities and retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP. As a result, we had an overall estimated unused borrowing capacity on our unpledged RMBS and retained interests of approximately $71.7 million. We also had approximately $18.9 million of unpledged prime nonconforming residential mortgage loans, $11.0 million of unpledged CSL, $36.1 million of unpledged Ginnie Mae buyout residential mortgage loans, and an overall estimated unused borrowing capacity on unpledged residential mortgage loans held-for-sale of approximately $17.0 million. As of December 31, 2015, we had approximately $43.9 million of unpledged mezzanine commercial real estate loans and $255.9 million of unpledged commercial real estate first mortgages, and an overall estimated unused borrowing capacity on unpledged commercial real estate assets of approximately $170.7 million. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than if we carried higher leverage.
We also monitor exposure to counterparties involved in our mortgage loan conduit and MSR businesses. In connection with securitization transactions and MSR assets, we are required to make certain representations and warranties to the investors in the RMBS we issue or the loans underlying the MSR we own. If the representations and warranties that we are required to make prove to be inaccurate, we may be obligated to repurchase certain mortgage loans, which may impact the profitability of these businesses. Although we obtain similar representations and warranties from the counterparty from which we acquired the relevant asset, if those representations and warranties do not directly mirror those we make to the investor, or if we are unable to enforce the representations and warranties against the counterparty for a variety of reasons, including the financial condition or insolvency of the counterparty, we may not be able to seek indemnification from our counterparties for any losses attributable to the breach.

Summary of Results of Operations and Financial Condition
Our reported GAAP net income was $210.7 million ($0.59 per diluted weighted share) for the three months ended December 31, 2015 and our reported GAAP net income was $492.2 million ($1.35 per diluted weighted share) for the year ended December 31, 2015, as compared to GAAP net loss of $37.0 million ($(0.10) per weighted share) for the three months ended December 31, 2014 and GAAP net income of $167.1 million ($0.46 per weighted share) for the year ended December 31, 2014.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding Agency interest-only securities and GSE credit risk transfer securities, do not impact our GAAP net income (loss) or taxable income but are recognized on our consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” As a result of this fair value accounting through stockholders’ equity, we expect our net income (loss) to have less significant fluctuations and result in less U.S. GAAP to taxable income timing differences, than if the portfolio were accounted as trading instruments. For the three months ended December 31, 2015, net unrealized losses on AFS securities recognized as other comprehensive (loss) income were $213.9 million and for the three months ended December 31, 2014, net unrealized gains were $79.1 million, which resulted in comprehensive loss of $3.2 million for the three months ended December 31, 2015 as compared to comprehensive income of $42.2 million for the three months ended December 31, 2014. For the year ended December 31, 2015, net unrealized losses on AFS securities were $496.7 million and for the year ended December 31, 2014, net unrealized gains were $411.1 million, which resulted in comprehensive loss of $4.5 million for the year ended December 31, 2015 as compared to comprehensive income of $578.2 million for the year ended December 31, 2014.
On December 16, 2015, we declared a cash dividend of $0.26 per diluted share, bringing our total 2015 cash dividends declared to $1.04 per diluted share. Our book value per diluted common share for U.S. GAAP purposes was $10.11 at December 31, 2015, a decrease from $11.10 book value per diluted common share at December 31, 2014. During this twelve month period, we recognized a decrease in accumulated other comprehensive income due to net unrealized losses on AFS securities of $496.7 million and declared cash dividends of $378.3 million, driving the overall decrease in book value.

The following tables present the components of our comprehensive (loss) income for the three and twelve months ended December 31, 2015 and 2014, and the twelve months ended December 31, 2013:

	Three Months Ended		Year Ended
(in thousands)	December 31,		December 31,
	2015	2014	2015	2014	2013
Interest income:
Available-for-sale securities	$88,543	$131,694	$458,515	$506,268	$507,180
Trading securities	—	4,739	8,676	12,913	5,963
Residential mortgage loans held-for-sale	7,698	3,536	28,966	16,089	22,185
Residential mortgage loans held-for-investment in securitization trusts	30,832	16,040	95,740	41,220	19,220
Commercial real estate assets	6,297	—	9,138	—	—
Cash and cash equivalents	235	211	902	717	1,043
Total interest income	133,605	156,220	601,937	577,207	555,591
Interest expense:
Repurchase agreements	14,851	19,493	73,049	76,177	89,470
Collateralized borrowings in securitization trusts	17,815	10,137	57,216	26,760	10,937
Federal Home Loan Bank advances	3,909	2,074	11,921	4,513	—
Interest expense	36,575	31,704	142,186	107,450	100,407
Net interest income	97,030	124,516	459,751	469,757	455,184
Other-than temporary impairment losses	—	(180)	(535)	(392)	(1,662)
Other income (loss):
Gain (loss) on investment securities	99,867	28,697	363,379	87,201	(54,430)
Gain (loss) on interest rate swap and swaption agreements	42,526	(152,619)	(210,621)	(345,647)	245,229
(Loss) gain on other derivative instruments	(2,077)	(5,184)	(5,049)	(17,529)	95,345
(Loss) gain on residential mortgage loans held-for-sale	(4,015)	11,064	14,285	17,297	(33,846)
Servicing income	32,799	31,587	127,412	128,160	12,011
(Loss) gain on servicing asset	(3,267)	(55,346)	(99,584)	(128,388)	13,881
Other (loss) income	(5,525)	(1,409)	(21,790)	18,539	14,619
Total other income (loss)	160,308	(143,210)	168,032	(240,367)	292,809
Expenses:
Management fees	12,270	12,244	50,294	48,803	41,707
Securitization deal costs	1,200	1,283	8,971	4,638	4,153
Servicing expenses	8,252	1,330	28,101	25,925	3,761
Other operating expenses	16,130	14,950	64,162	56,231	37,259
Total expenses	37,852	29,807	151,528	135,597	86,880
Income (loss) from continuing operations before income taxes	219,486	(48,681)	475,720	93,401	659,451
Provision for (benefit from) income taxes	8,780	(11,718)	(16,490)	(73,738)	84,411
Net income (loss) from continuing operations	210,706	(36,963)	492,210	167,139	575,040
Income from discontinued operations	—	—	—	—	3,999
Net income (loss)	$210,706	$(36,963)	$492,210	$167,139	$579,039

	Three Months Ended		Year Ended
(in thousands, except share data)	December 31,		December 31,
	2015	2014	2015	2014	2013
Basic earnings (loss) per weighted average common share:
Continuing operations	$0.59	$(0.10)	$1.35	$0.46	$1.64
Discontinued operations	—	—	—	—	0.01
Net income (loss)	$0.59	$(0.10)	$1.35	$0.46	$1.65
Diluted earnings (loss) per weighted average common share:
Continuing operations	$0.59	$(0.10)	$1.35	$0.46	$1.64
Discontinued operations	—	—	—	—	0.01
Net income (loss)	$0.59	$(0.10)	$1.35	$0.46	$1.65
Dividends declared per common share	$0.26	$0.26	$1.04	$1.04	$1.17
Weighted average number of shares of common stock:
Basic	360,090,432	366,230,566	365,247,738	366,011,855	350,361,827
Diluted	360,090,432	366,230,566	365,247,738	366,011,855	350,992,387
Comprehensive (loss) income:
Net income (loss)	$210,706	$(36,963)	$492,210	$167,139	$579,039
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities, net	(213,940)	79,141	(496,728)	411,054	(251,723)
Other comprehensive (loss) income	(213,940)	79,141	(496,728)	411,054	(251,723)
Comprehensive (loss) income	$(3,234)	$42,178	$(4,518)	$578,193	$327,316

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The following analysis focuses on financial results during the three and twelve months ended December 31, 2015 and 2014.
Interest Income and Average Portfolio Yield
The following tables present the components of interest income and average annualized net asset yield earned by investment type on our AFS securities, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts, commercial real estate assets and Agency Derivatives for the three and twelve months ended December 31, 2015 and 2014:

	Three Months Ended December 31, 2015			Year Ended December 31, 2015
(dollars in thousands)	Average Balance (1)	Interest Income	Net Asset Yield	Average Balance (1)	Interest Income	Net Asset Yield
Available-for-sale securities	$8,567,123	$88,543	4.1%	$11,533,417	$458,515	4.0%
Trading securities	—	—	—%	908,052	8,676	1.0%
Residential mortgage loans held-for-sale	767,102	7,698	4.0%	749,025	28,966	3.9%
Residential mortgage loans held-for-investment in securitization trusts	3,177,980	30,832	3.9%	2,467,905	95,740	3.9%
Commercial real estate assets	418,946	6,297	6.0%	142,693	9,138	6.4%
	12,931,151	133,370	4.1%	15,801,092	601,035	3.8%
Agency derivatives (2)	142,218	6,575	18.5%	149,601	27,848	18.6%
Total	$13,073,369	$139,945	4.3%	$15,950,693	$628,883	3.9%

	Three Months Ended December 31, 2014			Year Ended December 31, 2014
(dollars in thousands)	Average Balance (1)	Interest Income	Net Asset Yield	Average Balance (1)	Interest Income	Net Asset Yield
Available-for-sale securities	$12,835,626	$131,694	4.1%	$12,202,246	$506,268	4.1%
Trading securities	1,996,045	4,739	0.9%	1,462,816	12,913	0.9%
Residential mortgage loans held-for-sale	359,411	3,536	3.9%	403,141	16,089	4.0%
Residential mortgage loans held-for-investment in securitization trusts	1,618,508	16,040	4.0%	1,051,533	41,220	3.9%
Commercial real estate assets	—	—	—%	—	—	—%
	16,809,590	156,009	3.7%	15,119,736	576,490	3.8%
Agency derivatives (2)	177,804	7,587	17.1%	188,824	30,171	16.0%
Total	$16,987,394	$163,596	3.9%	$15,308,560	$606,661	4.0%
____________________

(1)
Average balance represents average amortized cost on AFS securities, trading securities, commercial real estate assets and Agency Derivatives and average unpaid principal balance, adjusted for purchase price changes, on residential mortgage loans held-for-sale and held-for-investment in securitization trusts.

(2)	Interest income on Agency Derivatives is included in (loss) gain on other derivative instruments on the consolidated statements of comprehensive (loss) income.

Total interest income, including interest income on Agency Derivatives, decreased from $163.6 million for the three months ended December 31, 2014 to $139.9 million for the three months ended December 31, 2015, due primarily to sales of AFS securities in 2015, offset by purchases of residential mortgage loans held-for-sale and the completion of multiple securitization transactions in 2015. Conversely, total interest income increased from $606.7 million for the year ended December 31, 2014 to $628.9 million for the year ended December 31, 2015, due primarily to purchases of residential mortgage loans held-for-sale and the completion of multiple securitization transactions in 2015, offset by sales of AFS securities in 2015.
Yields on AFS securities for the three months ended December 31, 2015 were consistent with those for the same period in 2014. The decrease in net yields on AFS securities for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was predominantly driven by the sale of securities previously purchased at higher yields that we believe had reached maximum value. The increase in net yields on Agency Derivatives for the three and twelve months ended December 31, 2015, as compared to the same periods in 2014, was predominantly driven by slower prepayments due to the rising interest rate environment. The increase in yields on trading securities for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was the result of increases in Treasury rates. We did not recognize any interest income on trading securities during the three months ended December 31, 2015 as we sold our trading security position during the three months ended June 30, 2015.
Yields on residential mortgage loans held-for-sale and held-for-investment were relatively consistent for the three and twelve months ended December 31, 2015, as compared to the three and twelve months ended December 31, 2014, as rates on prime nonconforming residential mortgage loans were generally flat over the course of the past two years. The yields on commercial real estate assets for the three and twelve months ended December 31, 2015 represent interest income on assets purchased during 2015, many of which were settled in the latter half of 2015, which, as a result, are not indicative of future yields.
The following tables present the components of the net yield earned by investment type on our RMBS AFS portfolio as a percentage of our average amortized cost of securities for the three and twelve months ended December 31, 2015 and 2014:

	Three Months Ended December 31, 2015			Year Ended December 31, 2015
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.7%	3.4%	4.4%	4.6%	3.2%	4.3%
Net (premium amortization) discount accretion	(1.5)%	4.4%	(0.3)%	(1.4)%	4.6%	(0.3)%
Net yield (2)	3.2%	7.8%	4.1%	3.1%	7.8%	4.0%

	Three Months Ended December 31, 2014			Year Ended December 31, 2014
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.5%	3.0%	4.3%	4.5%	3.0%	4.3%
Net (premium amortization) discount accretion	(1.3)%	5.1%	(0.2)%	(1.4)%	5.5%	(0.2)%
Net yield (2)	3.2%	8.1%	4.1%	3.1%	8.5%	4.1%
____________________

(1)
Excludes Agency Derivatives. For the three and twelve months ended December 31, 2015, the average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.5% and 3.4%, respectively, compared to 3.4% for both of the same periods in 2014.

(2)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following tables present the components of interest income and net asset yield earned by investment type on our RMBS AFS portfolio for the three and twelve months ended December 31, 2015 and 2014:

	Three Months Ended December 31, 2015			Year Ended December 31, 2015
(dollars in thousands)	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Average amortized cost	$6,837,974	$1,729,149	$8,567,123	$9,434,121	$2,099,296	$11,533,417
Coupon interest	80,121	14,554	94,675	429,869	68,224	498,093
Net (premium amortization) discount accretion	(25,331)	19,199	(6,132)	(135,639)	96,061	(39,578)
Interest income	$54,790	$33,753	$88,543	$294,230	$164,285	$458,515
Net asset yield	3.2%	7.8%	4.1%	3.1%	7.8%	4.0%

	Three Months Ended December 31, 2014			Year Ended December 31, 2014
(dollars in thousands)	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Average amortized cost	$10,476,049	$2,359,578	$12,835,627	$9,893,488	$2,308,758	$12,202,246
Coupon interest	119,068	17,588	136,656	450,001	69,742	519,743
Net (premium amortization) discount accretion	(35,450)	30,488	(4,962)	(140,827)	127,352	(13,475)
Interest income	$83,618	$48,076	$131,694	$309,174	$197,094	$506,268
Net asset yield	3.2%	8.1%	4.1%	3.1%	8.5%	4.1%
____________________

(1)
Excludes Agency Derivatives. For the three and twelve months ended December 31, 2015, the average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.5% and 3.4%, respectively, compared to 3.4% for both of the same periods in 2014.

Net yields on Agency RMBS AFS for the three and twelve months ended December 31, 2015 were consistent with those for the same periods in 2014. The decrease in net yields on non-Agency RMBS for the three and twelve months ended December 31, 2015, as compared to the same periods in 2014,was due to the sale of securities previously purchased at higher yields that we believe had reached maximum value.

Interest Expense and the Cost of Funds
The following tables present the components of interest expense and average annualized cost of funds on borrowings incurred by investment type on our AFS securities, Agency Derivatives, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts and commercial real estate assets for the three and twelve months ended December 31, 2015 and 2014:

(dollars in thousands)	Three Months Ended December 31, 2015			Year Ended December 31, 2015
Collateral Type	Average Balance (1)	Interest Expense	Cost of Funds (2)	Average Balance (1)	Interest Expense	Cost of Funds (2)
Available-for-sale securities
Agency (3)	$6,467,442	$8,429	0.5%	$9,046,108	$40,352	0.4%
Non-Agency	1,442,669	7,281	2.0%	1,764,384	33,786	1.9%
	7,910,111	15,710	0.8%	10,810,492	74,138	0.7%
Agency derivatives	123,115	368	1.2%	129,853	1,404	1.1%
Trading securities	—	—	—%	917,682	1,727	0.2%
Residential mortgage loans held-for-sale	534,970	616	0.5%	508,650	2,139	0.4%
Residential mortgage loans held-for-investment in securitization trusts (4)	2,986,853	19,577	2.6%	2,286,501	62,302	2.7%
Commercial real estate assets	102,051	304	1.2%	34,393	476	1.4%
Total	$11,657,100	$36,575	1.3%	$14,687,571	$142,186	1.0%

(dollars in thousands)	Three Months Ended December 31, 2014			Year Ended December 31, 2014
Collateral Type	Average Balance (1)	Interest Expense	Cost of Funds (2)	Average Balance (1)	Interest Expense	Cost of Funds (2)
Available-for-sale securities
Agency (3)	$9,990,563	$10,287	0.4%	$9,331,350	$38,861	0.4%
Non-Agency	2,304,471	10,154	1.8%	2,077,668	37,262	1.8%
	12,295,034	20,441	0.7%	11,409,018	76,123	0.7%
Agency derivatives	139,892	354	1.0%	151,180	1,562	1.0%
Trading securities	1,997,690	411	0.1%	1,442,268	(15)	—%
Residential mortgage loans held-for-sale	291,795	361	0.5%	223,447	3,020	1.4%
Residential mortgage loans held-for-investment in securitization trusts (4)	1,120,982	10,137	3.6%	764,921	26,760	3.5%
Commercial real estate assets	—	—	—%	—	—	—%
Total	$15,845,393	$31,704	0.8%	$13,990,834	$107,450	0.8%
____________________

(1)
Average balance represents average total repurchase agreements and FHLB advances on AFS securities, Agency Derivatives, trading securities, residential mortgage loans held-for-sale and commercial real estate assets, and average collateralized borrowings for residential mortgage loans held-for-investment in securitization trusts.

(2)
Cost of funds by investment type is based on the underlying investment type of the asset assigned as collateral. Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap and swaption agreements in the consolidated statements of comprehensive (loss) income. For the three and twelve months ended December 31, 2015, our total average cost of funds on the assets assigned as collateral for repurchase agreements, FHLB advances and collateralized borrowings shown in the table above, including interest spread expense associated with interest rate swaps, was 1.7% and 1.6%, respectively, compared to 1.7% and 1.5% for the same periods in 2014.

(3)
Excludes Agency Derivatives. For the three and twelve months ended December 31, 2015, our average cost of funds on total Agency RMBS, including Agency Derivatives, was 0.5% for both respective periods, compared to 0.4% for both of the same periods in 2014.

(4)	Includes repurchase agreements and FHLB advances collateralized by retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

Total interest expense increased from $31.7 million and $107.4 million for the three and twelve months ended December 31, 2014 to $36.6 million and $142.2 million for the same periods in 2015, due primarily to increased interest expense on collateralized borrowings due to the completion of multiple securitization transactions in 2015.
The increase in cost of funds associated with the financing of Agency RMBS AFS for the three months ended December 31, 2015 and non-Agency RMBS and Agency Derivatives for the three and twelve months ended December 31, 2015, as compared to the same periods in 2014, was the result of increases in the repurchase agreement borrowing rates offered by counterparties, which are generally based on a specified margin over one-month LIBOR. The cost of funds associated with the financing of Agency RMBS AFS for the year ended December 31, 2015 were consistent with those for the same period in 2014. The increase in cost of funds associated with the financing of trading securities for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was the result of counterparties granting a negative borrowing rate on repurchase agreements financing our U.S. Treasuries in 2014. We also did not recognize any interest expense on the financing of trading securities during the three months ended December 31, 2015 as we sold our trading securities position during the three months ended June 30, 2015.
The decrease in cost of funds associated with the financing of residential mortgage loans held-for-sale for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was the result of a decrease in the outstanding balance under repurchase agreements and increase in the outstanding balance under FHLB advances, which provide lower financing rates. The cost of funds associated with the financing of residential mortgage loans held-for-sale for the three months ended December 31, 2015 were consistent with those for the same period in 2014. The decrease in cost of funds associated with the financing of residential mortgage loans held-for-investment in securitization trusts for the three and twelve months ended December 31, 2015, as compared to the same periods in 2014, was primarily the result of an increase in the outstanding balance of FHLB advances collateralized by retained interests from our on-balance sheet securitizations.
The cost of funds associated with the financing of commercial real estate assets for the three and twelve months ended December 31, 2015 represents financing on assets purchased during 2015, many of which were settled in the latter half of 2015, which, as a result, is not indicative of future cost of funds.
Net Interest Income
The following tables present the components of net interest income and average annualized net interest rate spread earned by investment type on our AFS securities, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts, commercial real estate assets and Agency Derivatives for the three and twelve months ended December 31, 2015 and 2014:

	Three Months Ended December 31, 2015		Year Ended December 31, 2015
(dollars in thousands)	Net Interest Income	Net Interest Rate Spread (1)	Net Interest Income	Net Interest Rate Spread (1)
Available-for-sale securities
Agency (2)	$46,361	2.7%	$253,878	2.7%
Non-Agency	26,472	5.8%	130,499	5.9%
	72,833	3.3%	384,377	3.3%
Agency derivatives (3)	6,207	17.3%	26,444	17.5%
Trading securities	—	—%	6,949	0.8%
Residential mortgage loans held-for-sale	7,082	3.5%	26,827	3.5%
Residential mortgage loans held-for-investment in securitization trusts (4)	11,255	1.3%	33,438	1.2%
Commercial real estate assets	5,993	4.8%	8,662	5.0%
Total	$103,370	3.0%	$486,697	3.0%

	Three Months Ended December 31, 2014		Year Ended December 31, 2014
(dollars in thousands)	Net Interest Income	Net Interest Rate Spread (1)	Net Interest Income	Net Interest Rate Spread (1)
Available-for-sale securities
Agency (2)	$73,332	2.8%	$270,313	2.7%
Non-Agency	37,921	6.3%	159,832	6.7%
	111,253	3.4%	430,145	3.4%
Agency derivatives (3)	7,233	16.1%	28,609	15.0%
Trading securities	4,328	0.8%	12,928	0.9%
Residential mortgage loans held-for-sale	3,175	3.4%	13,069	2.6%
Residential mortgage loans held-for-investment in securitization trusts (4)	5,903	0.4%	14,460	0.4%
Commercial real estate assets	—	—%	—	—%
Total	$131,892	3.1%	$499,211	3.2%
____________________

(1)
Net interest rate spread does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap and swaption agreements in the consolidated statements of comprehensive (loss) income. For the three and twelve months ended December 31, 2015, our total average net interest rate spread on the assets shown in the table above, including interest spread expense associated with interest rate swaps, was 2.6% and 2.3%, respectively, compared to 2.2% and 2.5% for the same periods in 2014.

(2)
Excludes Agency Derivatives. For the three and twelve months ended December 31, 2015, our average annualized net interest rate spread on total Agency RMBS, including Agency Derivatives, was 3.0% and 2.9% , respectively, compared to 3.0% for both of the same periods in 2014.

(3)
Interest income on Agency Derivatives is included in (loss) gain on other derivative instruments on the consolidated statements of comprehensive (loss) income, while interest expense on Agency Derivatives is included in interest expense on repurchase agreements on the consolidated statements of comprehensive (loss) income.

(4)
Net of interest expense on repurchase agreements and FHLB advances collateralized by retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

The decrease in net interest rate spread on Agency RMBS AFS for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014, was predominantly driven by increases in the repurchase agreement borrowing rates offered by counterparties, as discussed above. The net interest spread on Agency RMBS AFS for the year ended December 31, 2015 was consistent with that for the same period in 2014. The decrease in net interest spread on non-Agency RMBS for the three and twelve months ended December 31, 2015, as compared to the same periods in 2014,was due to the sale of securities previously purchased at higher yields that we believe had reached maximum value, combined with increases in the repurchase agreement borrowing rates offered by counterparties.
The increase in net interest rate spread on Agency Derivatives for the three and twelve months ended December 31, 2015, as compared to the same periods in 2014, was predominantly driven by slower prepayments due to the rising interest rate environment, partially offset by increases in the repurchase agreement borrowing rates offered by counterparties. The decrease in net interest spread on our trading securities for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was generally the result of counterparties granting a negative borrowing rate on repurchase agreements financing our U.S. Treasuries in 2014. We did not recognize any interest income or expense on trading securities during the three months ended December 31, 2015 as we sold our trading security position during the three months ended June 30, 2015.
The increase in net interest rate spread on our residential mortgage loans held-for-sale for the three and twelve months ended December 31, 2015, as compared to the same periods in 2014, was generally driven by lower financing rates, as discussed above. The increase in net interest spread on our residential mortgage loans held-for-investment in securitization trusts for the three and twelve months ended December 31, 2015, as compared to the same periods in 2014, was primarily the result of an increase in the outstanding balance of FHLB advances collateralized by retained interests from our on-balance sheet securitizations.
The net interest rate spread on commercial real estate assets for the three and twelve months ended December 31, 2015 represents interest income, net of interest expense, on assets purchased during 2015, many of which were settled in the latter half of 2015, which, as a result, is not indicative of future spreads.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three months ended December 31, 2015, we did not recognize any OTTI losses, but for the year ended December 31, 2015, we recognized $0.5 million in OTTI losses. For the three and twelve months ended December 31, 2014, we recognized $0.2 million and $0.4 million in OTTI losses, respectively. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 5 - Available-for-Sale Securities, at Fair Value of the notes to the consolidated financial statements.
Gain (Loss) on Investment Securities
During the three and twelve months ended December 31, 2015, we sold AFS securities for $3.3 billion and $7.0 billion with an amortized cost of $3.2 billion and $6.6 billion, for net realized gains of $109.5 million and $369.4 million, respectively. We also sold U.S. Treasuries for $2.0 billion with an amortized cost of $2.0 billion, resulting in net realized gains of $7.4 million for the year ended December 31, 2015. We did not hold or sell any U.S. Treasuries during the three months ended December 31, 2015. During the three and twelve months ended December 31, 2014, we sold AFS securities for $303.1 million and $3.5 billion with an amortized cost of $278.6 million and $3.4 billion, for net realized gains of $24.5 million and $84.4 million, respectively. We also sold U.S. Treasuries for $1.1 billion with an amortized cost of $1.1 billion, for a net realized gain of $5.5 million for the year ended December 31, 2014. We did not sell any U.S. Treasuries during the three months ended December 31, 2014. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that our management believes have higher risk-adjusted returns.
For the three and twelve months ended December 31, 2015, Agency interest-only mortgage-backed securities and GSE credit risk transfer securities experienced a change in unrealized losses of $9.7 million and $12.0 million. For the year ended December 31, 2015, trading securities experienced a change in unrealized losses of $1.4 million, compared to a change in unrealized gains of $4.2 million and losses of $2.7 million for the three and twelve months ended December 31, 2014, respectively. We did not hold any trading securities during the three months ended December 31, 2015. The decrease in change in unrealized losses for the three and twelve months ended December 31, 2015, as compared to the same periods in 2014, was driven by the sale of our U.S. Treasuries and corresponding recognition of realized gains during the year ended December 31, 2015.
Gain (Loss) on Interest Rate Swap and Swaption Agreements
For the three and twelve months ended December 31, 2015, we recognized $12.6 million and $85.6 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $14.1 billion and $16.1 billion notional for the three and twelve months ended December 31, 2015, respectively, to economically hedge/mitigate interest rate exposure (or duration) risk associated with our investment portfolio and our short-term repurchase agreements and FHLB advances, and receiving either LIBOR interest or a fixed interest rate. For the three and twelve months ended December 31, 2014, we recognized $32.2 million and $91.8 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $22.0 billion and $23.3 billion notional for the three and twelve months ended December 31, 2014, respectively, to economically hedge/mitigate interest rate exposure (or duration) risk associated with our investment portfolio and our short-term repurchase agreements and FHLB advances, and receiving either LIBOR interest or a fixed interest rate.
During the three and twelve months ended December 31, 2015, we terminated, had agreements mature or had options expire on 28 and 97 interest rate swap and swaption positions of $12.7 billion and $60.1 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $8.7 million and $41.0 million in full settlement of our net interest spread liability and recognized $101.1 million and $226.2 million in realized losses on the swaps and swaptions for the three and twelve months ended December 31, 2015, respectively, including early termination penalties. During the three and twelve months ended December 31, 2014, we terminated, had agreements mature or had options expire on 21 and 68 interest rate swap and swaption positions of $11.0 billion and $37.4 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $14.1 million and $19.6 million in full settlement of our net interest spread liability and recognized $3.7 million and $55.4 million in realized gains on the swaps and swaptions for the three and twelve months ended December 31, 2014, respectively, including early termination penalties. We elected to terminate certain swaps during these periods to align with our investment portfolio.

Also included in our financial results for the three and twelve months ended December 31, 2015 was the recognition of a change in unrealized valuation gains of $156.2 million and $101.2 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. For the three and twelve months ended December 31, 2014, we recognized changes in unrealized valuation losses of $116.7 million and gains of $198.5 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. The change in fair value of interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the year ended December 31, 2015. Since these swaps and swaptions are generally used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses are generally offset by unrealized gains and losses in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive (loss) income, net of tax, or to gain (loss) on investment securities, in the case of Agency interest-only securities.
The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2015	2014	2015	2014
Net interest spread	$(12,552)	$(32,243)	$(85,636)	$(91,754)
Early termination, agreement maturation and option expiration losses	(101,159)	(3,677)	(226,143)	(55,389)
Change in unrealized gain (loss) on interest rate swap and swaption agreements, at fair value	156,237	(116,699)	101,158	(198,504)
Gain (loss) on interest rate swap and swaption agreements	$42,526	$(152,619)	$(210,621)	$(345,647)

(Loss) Gain on Other Derivative Instruments
Included in our financial results for the three and twelve months ended December 31, 2015 was the recognition of $2.1 million and $5.0 million of losses, respectively, on other derivative instruments we held for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs, short U.S. Treasuries, put and call options for TBAs and U.S. Treasuries, constant maturity swaps, Markit IOS total return swaps and inverse interest-only securities. Included within the results for three and twelve months ended December 31, 2015 was the recognition of $6.6 million and $27.8 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $142.2 million and $149.6 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. As these derivative instruments are considered trading instruments, our financial results include both realized and unrealized gains (losses) associated with these instruments.
For the three and twelve months ended December 31, 2014, we recognized $5.2 million and $17.5 million of losses, respectively, on other derivative instruments we held for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs, short U.S. Treasuries, put and call options for TBAs, constant maturity swaps, Markit IOS total return swaps and inverse interest-only securities. Included within the results for the three and twelve months ended December 31, 2014 was the recognition of $7.6 million and $30.2 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $177.8 million and $188.8 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. Since our derivative instruments are generally used for purposes of hedging our interest rate and credit risk exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our RMBS AFS and loan portfolios.
(Loss) Gain on Residential Mortgage Loans Held-for-Sale
For the three and twelve months ended December 31, 2015, we recorded losses of $4.0 million and gains of $14.3 million on residential mortgage loans held-for-sale, respectively. Included within these results was the recognition of losses of $3.7 million and gains of $16.0 million, respectively, on residential mortgage loans held-for-sale and losses of $0.3 million and $1.7 million, respectively, on commitments to purchase residential mortgage loans held-for-sale for the three and twelve months ended December 31, 2015, respectively.

For the three and twelve months ended December 31, 2014, we recorded gains on residential mortgage loans held-for-sale of $11.1 million and $17.3 million, respectively. Included within these results was the recognition of gains of $8.7 million and $12.6 million, respectively, on residential mortgage loans held-for-sale and gains of $2.4 million and $4.7 million, respectively, on commitments to purchase residential mortgage loans held-for-sale for the three and twelve months ended December 31, 2014. The decrease in gains (losses) recorded on residential mortgage loans held-for-sale during the three and twelve months ended December 31, 2015, as compared to the same periods in 2014, was due in part to interest rates generally rising during the three and twelve months ended December 31, 2015 as compared to interest rates generally falling during the three and twelve months ended December 31, 2014.
Servicing Income
For the three and twelve months ended December 31, 2015, we recognized total servicing income of $32.8 million and $127.4 million, respectively. These amounts include servicing fee income of $31.9 million and $123.8 million, ancillary fee income of $0.5 million and $2.1 million, and float income of $0.4 million and $1.4 million, respectively. For the three and twelve months ended December 31, 2014, we recognized total servicing income of $31.6 million and $128.2 million, respectively. These amounts include servicing fee income of $30.7 million and $125.1 million, and ancillary fee income of $0.6 million and $2.2 million, and float income of $0.3 million and $0.9 million, respectively. Servicing income for the three and twelve months ended December 31, 2015 was generally consistent with that for the same periods in 2014 due to similar average MSR portfolio sizes during the respective periods.
(Loss) Gain on Servicing Asset
For the three and twelve months ended December 31, 2015, loss on servicing asset of $3.3 million and $99.6 million, respectively, includes a decrease in fair value of MSR due to realization of cash flows (runoff) of $15.2 million and $48.0 million and an increase of $11.9 million and decrease of $51.6 million, respectively, in fair value of MSR due to changes in valuation inputs or assumptions. For the three and twelve months ended December 31, 2014, loss on servicing asset of $55.3 million and $128.4 million, respectively, includes a decrease in fair value of MSR due to realization of cash flows (runoff) of $13.7 million and $54.8 million and a decrease in fair value of MSR due to changes in valuation inputs or assumptions of $41.6 million and $73.6 million, respectively. The decrease in loss on servicing asset for the three and twelve months ended December 31, 2015, as compared to the same periods in 2014, was the result of decreasing prepayment speeds and delinquencies.
Other (Loss) Income
For the three and twelve months ended December 31, 2015, we recorded other loss of $5.5 million and $21.8 million, which includes $19.4 million and $52.4 million in losses on residential mortgage loans held-for-investment in securitization trusts and $12.3 million and $25.9 million in gains on collateralized borrowings in securitization trusts, respectively. Also included in other (loss) income for the three and twelve months ended December 31, 2015 was other mortgage loan revenue of $0.1 million and $0.5 million and dividend income on our FHLB stock of $1.3 million and $4.0 million, respectively.
For the three and twelve months ended December 31, 2014, we recorded other loss of $1.4 million and other income of $18.5 million, which includes $9.4 million and $41.1 million in gains on residential mortgage loans held-for-investment in securitization trusts and $11.5 million and $24.3 million in losses on collateralized borrowings in securitization trusts. Also included in other (loss) income for the both three and twelve months ended December 31, 2014 was other mortgage loan revenue of $0.2 million and $0.8 million and dividend income on our FHLB stock of $0.5 million and $0.9 million, respectively. The increase in other loss for the three and twelve months ended December 31, 2015, as compared to the same periods in 2014, was due in part to interest rates generally rising during the three and twelve months ended December 31, 2015 as compared to interest rates generally falling during the three and twelve months ended December 31, 2014.
Management Fees
We incurred management fees of $12.3 million and $50.3 million, respectively, for the three and twelve months ended December 31, 2015, and $12.2 million and $48.8 million for the same periods in 2014, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement. See further discussion of the management fee calculation in Note 25 - Related Party Transactions of the notes to the consolidated financial statements.
Securitization Deal Costs
For the three and twelve months ended December 31, 2015, we recognized $1.2 million and $9.0 million, respectively, in upfront costs related to the sponsoring of securitization trusts, compared to $1.3 million and $4.6 million for the same periods in 2014. These costs are included when evaluating the economics of a securitization; however, the election of the fair value option for the assets and liabilities held in the securitization trusts requires the expense to be recognized upfront on the consolidated statements of comprehensive (loss) income. Changes in securitization deal costs are directly related to the number and size of securitization trusts sponsored by our subsidiaries during the respective periods.

Servicing Expenses
For the three and twelve months ended December 31, 2015, we recognized $8.3 million and $28.1 million, respectively, in servicing expenses generally related to the subservicing of residential mortgage loans held-for-sale and MSR, compared to $1.3 million and $25.9 million for the same periods in 2014. Included in servicing expenses for the three and twelve months ended December 31, 2015 was MSR representation and warranty reserve expense of $0.8 million and $0.3 million, respectively, compared to a decrease in the MSR representation and warranty reserve of $5.1 million and MSR representation and warranty reserve expense of $1.8 million for the same periods in 2014. The increase in servicing expenses during the three and twelve months ended December 31, 2015, as compared to the same periods in 2014, was predominantly driven by the reduction in the MSR representation and warranty reserve in the fourth quarter of 2014.
Other Operating Expenses
For the three and twelve months ended December 31, 2015, we recognized $16.1 million and $64.2 million, respectively, of other operating expenses, which represents an annualized expense ratio of 1.7% and 1.6% of average equity, compared to $14.9 million and $56.2 million of expenses, which represents an annualized expense ratio of 1.5% and 1.4% of average equity, for the same periods in 2014. The increase of our operating expense ratio resulted primarily from an increase in expenses related to the personnel and infrastructure to support our residential mortgage loan, MSR and commercial real estate activities, as well as a decrease in our average equity balance due to share repurchases and a comprehensive loss recognized for both the three and twelve months ended December 31, 2015, as compared to comprehensive income for both the three and twelve months ended December 31, 2014.
Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three and twelve months ended December 31, 2015, these direct and allocated costs totaled approximately $6.8 million and $22.9 million, compared to $4.0 million and $15.5 million of costs for the same periods in 2014. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer and general counsel of $0.2 million and $1.7 million for the three and twelve months ended December 31, 2015 and $0.2 million and $1.8 million for the three and twelve months ended December 31, 2014. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement. Equity based compensation expense for the three and twelve months ended December 31, 2015 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Plan (see discussion in Note 22 - Equity Incentive Plan), including our chief executive officer, chief investment officer, principal financial officer and general counsel, of $0.8 million and $4.4 million, compared to $1.6 million and $6.6 million for the same periods in 2014.
We have an established accounts payable function and direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services and proprietary technology, but most direct expenses with third-party vendors are paid directly by us.
Income Taxes
During the three and twelve months ended December 31, 2015, our TRSs recognized a provision for income taxes of $8.8 million and a benefit from income taxes of $16.5 million, compared to a benefit from income taxes of $11.7 million and $73.7 million for the same periods in 2014. The provision recognized for the three months ended December 31, 2015 was primarily due to realized gains on sales of AFS securities held in our TRSs. Conversely, the benefit recognized for the year ended December 31, 2015 and the three and twelve months ended December 31, 2014 was primarily due to losses incurred on derivative instruments held in our TRSs. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The following analysis focuses on financial results during the years ended December 31, 2014 and 2013.
Interest Income and Average Portfolio Yield
The following table presents the components of interest income and average annualized net asset yield earned by investment type on our AFS securities, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts and Agency Derivatives for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014			Year Ended December 31, 2013
(dollars in thousands)	Average Balance (1)	Interest Income	Net Asset Yield	Average Balance (1)	Interest Income	Net Asset Yield
Available-for-sale securities	$12,202,246	$506,268	4.1%	$12,939,288	$507,180	3.9%
Trading securities	1,462,816	12,913	0.9%	996,914	5,963	0.6%
Residential mortgage loans held-for-sale	403,141	16,089	4.0%	469,731	22,185	4.7%
Residential mortgage loans held-for-investment in securitization trusts	1,051,533	41,220	3.9%	485,271	19,220	4.0%
	15,119,736	576,490	3.8%	14,891,204	554,548	3.7%
Agency derivatives (2)	188,824	30,171	16.0%	251,069	14,015	5.6%
Total	$15,308,560	$606,661	4.0%	$15,142,273	$568,563	3.8%
____________________

(1)
Average balance represents average amortized cost on AFS securities, trading securities and Agency Derivatives and average unpaid principal balance, adjusted for purchase price changes, on residential mortgage loans held-for-sale and held-for-investment in securitization trusts.

(2)	Interest income on Agency Derivatives is included in (loss) gain on other derivative instruments on the consolidated statements of comprehensive (loss) income.

Total interest income, including interest income on Agency Derivatives, has increased from $568.6 million for the year ended December 31, 2013 to $606.7 million for the the year ended December 31, 2014, due primarily to the completion of three securitization transactions in 2014 as well as increases in yields on interest-only Agency RMBS.
The increase in net yields on AFS securities and Agency Derivatives for the year ended December 31, 2014, as compared to the year ended December 31, 2013 was predominantly driven by slower prepayments on premium-priced RMBS and interest-only Agency RMBS. The increase in yields on trading securities for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was the result of increases in Treasury rates. The decrease in yields on residential mortgage loans held-for-sale for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was the result of the sale of substantially all of our CSL portfolio during the first quarter of 2014. The change in yields on mortgage loans held-for-investment in securitization trusts for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was generally the result of changes in interest rates on mortgage loans securitized throughout 2014.
The following table presents the components of the net yield earned by investment type on our RMBS AFS portfolio as a percentage of our average amortized cost of securities for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.5%	3.0%	4.3%	4.3%	2.8%	4.1%
Net (premium amortization) discount accretion	(1.4)%	5.5%	(0.2)%	(1.5)%	6.2%	(0.2)%
Net yield (2)	3.1%	8.5%	4.1%	2.8%	9.0%	3.9%
____________________

(1)	Excludes Agency Derivatives. For the years ended December 31, 2014 and 2013, our average annualized net yield on our Agency RMBS, including Agency Derivatives, was 3.4% and 2.9%, respectively.

(2)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following table presents the components of interest income and net asset yield earned by investment type on our RMBS AFS portfolio for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014			Year Ended December 31, 2013
(dollars in thousands)	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Average amortized cost	$9,893,488	$2,308,758	$12,202,246	$10,615,981	$2,323,307	$12,939,288
Coupon interest	450,001	69,742	519,743	460,881	65,321	526,202
Net (premium amortization) discount accretion	(140,827)	127,352	(13,475)	(162,229)	143,207	(19,022)
Interest income	$309,174	$197,094	$506,268	$298,652	$208,528	$507,180
Net asset yield	3.1%	8.5%	4.1%	2.8%	9.0%	3.9%
____________________

(1)	Excludes Agency Derivatives. For the years ended December 31, 2014 and 2013, our average yield on our Agency RMBS, including Agency Derivatives, was 3.4% and 2.9%, respectively.

The increase in net yields on Agency RMBS AFS for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was predominantly driven by slower prepayments on premium-priced RMBS and interest-only Agency RMBS. However, the decrease in net yields on non-Agency RMBS was due to the sale of securities previously purchased at higher yields that we believe had reached maximum value, some of which were replaced with securities at lower yields.
Interest Expense and the Cost of Funds
The following table presents the components of interest expense and average annualized cost of funds on borrowings incurred by investment type on our AFS securities, Agency Derivatives, trading securities, residential mortgage loans held-for-sale and residential mortgage loans held-for-investment in securitization trusts for the years ended December 31, 2014 and 2013:

(dollars in thousands)	Year Ended December 31, 2014			Year Ended December 31, 2013
Collateral Type	Average Balance (1)	Interest Expense	Cost of Funds (2)	Average Balance (1)	Interest Expense	Cost of Funds (2)
Available-for-sale securities
Agency (3)	$9,331,350	$38,861	0.4%	$10,226,860	$49,230	0.5%
Non-Agency	2,077,668	37,262	1.8%	1,488,727	33,412	2.2%
	11,409,018	76,123	0.7%	11,715,587	82,642	0.7%
Agency derivatives	151,180	1,562	1.0%	202,079	2,196	1.1%
Trading securities	1,442,268	(15)	—%	999,519	1,275	0.1%
Residential mortgage loans held-for-sale	223,447	3,020	1.4%	121,944	3,357	2.8%
Residential mortgage loans held-for-investment in securitization trusts (4)	764,921	26,760	3.5%	414,373	10,937	2.6%
Total	$13,990,834	$107,450	0.8%	$13,453,502	$100,407	0.7%
____________________

(1)
Average balance represents average total repurchase agreements and FHLB advances on AFS securities, Agency Derivatives, trading securities and residential mortgage loans held-for-sale, and average collateralized borrowings for residential mortgage loans held-for-investment in securitization trusts.

(2)
Cost of funds by investment type is based on the underlying investment type of the asset assigned as collateral. Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap and swaption agreements in the consolidated statements of comprehensive (loss) income. For the years ended December 31, 2014 and 2013, our total average cost of funds on the assets assigned as collateral for repurchase agreements, FHLB advances and collateralized borrowings shown in the table above, including interest spread expense associated with interest rate swaps, was 1.5% and 1.2%, respectively.

(3)	Excludes Agency Derivatives. For the years ended December 31, 2014 and 2013, our average cost of funds on total Agency RMBS, including Agency Derivatives, was 0.4% and 0.5%, respectively.

(4)	Includes repurchase agreements and FHLB advances collateralized by retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

Total interest expense increased from $100.4 million for the year ended December 31, 2013 to $107.4 million for the year ended December 31, 2014, due primarily to increased interest expense on collateralized borrowings due to the completion of three securitization transactions in 2014, offset by a decrease in the outstanding balance under repurchase agreements and increase in the outstanding balance under FHLB advances, which provide lower financing rates.
The decrease in cost of funds associated with the financing of Agency and non-Agency RMBS AFS, Agency Derivatives and residential mortgage loans held-for-sale for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was the result of a decrease in the outstanding balance under repurchase agreements and increase in the outstanding balance under FHLB advances, resulting in our ability to extend our maturity profile without an increase in financing rates. The decrease in cost of funds associated with the financing of trading securities for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was the result of counterparties granting a negative borrowing rate on repurchase agreements financing our U.S. Treasuries in 2014. The increase in cost of funds associated with the financing of residential mortgage loans held-for-investment in securitization trusts for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was generally the result of the securitization transactions completed in the latter half of 2014.
Net Interest Income
The following table presents the components of net interest income and average annualized net interest rate spread earned by investment type on our AFS securities, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts and Agency Derivatives for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014		Year Ended December 31, 2013
(dollars in thousands)	Net Interest Income	Net Interest Rate Spread (1)	Net Interest Income	Net Interest Rate Spread (1)
Available-for-sale securities
Agency (2)	$270,313	2.7%	$249,423	2.3%
Non-Agency	159,832	6.7%	175,115	6.8%
	430,145	3.4%	424,538	3.2%
Agency derivatives (3)	28,609	15.0%	11,819	4.5%
Trading securities	12,928	0.9%	4,688	0.5%
Residential mortgage loans held-for-sale	13,069	2.6%	18,828	2.0%
Residential mortgage loans held-for-investment in securitization trusts (4)	14,460	0.4%	8,283	1.4%
Total	$499,211	3.2%	$468,156	3.2%
____________________

(1)
Net interest rate spread does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap and swaption agreements in the consolidated statements of comprehensive (loss) income. For the years ended December 31, 2014 and 2013, our total average net interest rate spread on the assets shown in the table above, including interest spread expense associated with interest rate swaps, was 2.5% and 2.7%, respectively.

(2)
Excludes Agency Derivatives. For the years ended December 31, 2014 and 2013, our average annualized net interest rate spread on total Agency RMBS, including Agency Derivatives, was 3.0% and 2.4%, respectively.

(3)
Interest income on Agency Derivatives is included in (loss) gain on other derivative instruments on the consolidated statements of comprehensive (loss) income, while interest expense on Agency Derivatives is included in interest expense on repurchase agreements on the consolidated statements of comprehensive (loss) income.

(4)
Net of interest expense on repurchase agreements and FHLB advances collateralized by retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

The increase in net interest spread on Agency RMBS AFS for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was predominantly driven by slower prepayments on premium-priced RMBS and interest-only Agency RMBS combined with a decrease in cost of funds due to our extended maturity profile, as discussed above. However, the decrease in net interest rate spread on non-Agency RMBS was due to the sale of securities previously purchased at higher yields that we believe had reached maximum value, which were replaced with securities at lower yields, offset by a decrease in cost of funds on borrowings. In total, the increase in net interest spread on AFS securities and Agency Derivatives for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was predominantly driven by slower prepayments due to the rising interest rate environment.

The increase in net interest spread on trading securities for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was the result of increases in Treasury rates. The increase in net interest spread on residential mortgage loans held-for-sale for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was generally driven by lower financing rates, as discussed above. The decrease in net interest spread on our mortgage loans held-for-investment in securitization trusts for the  year ended December 31, 2014, as compared to the year ended December 31, 2013, was generally the result of the securitization transactions completed in the latter half of 2014.
Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the year ended December 31, 2014, we recognized $0.4 million of OTTI losses, compared to $1.7 million for the year ended December 31, 2013. The decrease in OTTI during the year ended December 31, 2014, as compared to the year ended December 31, 2013, was generally driven by appreciation in the non-Agency market from December 31, 2013 to December 31, 2014. For further information about evaluating AFS securities for other-than-temporary impairments, refer to Note 5 - Available-for-Sale Securities, at Fair Value of the notes to the consolidated financial statements.
Gain (Loss) on Investment Securities
During the year ended December 31, 2014, we sold AFS securities for $3.5 billion with an amortized cost of $3.4 billion, for a net realized gain of $84.4 million. We also sold U.S. Treasuries for $1.1 billion with an amortized cost of $1.1 billion, for a net realized gain $5.5 million for the year ended December 31, 2014. During the year ended December 31, 2013, we sold AFS securities for $4.4 billion with an amortized cost of $4.5 billion, for a net realized loss of $64.5 million. We also sold U.S. Treasuries for $1.0 billion with an amortized cost of $1.0 billion, for a net realized gain of $3.0 million for the year ended December 31, 2013. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that our management believes have higher risk-adjusted returns.
For the years ended December 31, 2014 and 2013, trading securities experienced unrealized losses of $2.7 million and $1.0 million, respectively. The increase in change in unrealized losses for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was primarily due to the realization of gains on trading securities sold during the year ended December 31, 2014.
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
Gain (Loss) on Interest Rate Swap and Swaption Agreements
For the years ended December 31, 2014 and 2013 we recognized $91.8 million and $58.5 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $23.3 billion and $17.0 billion notional, respectively, to hedge a portion of our interest rate risk on our short-term repurchase agreements, funding costs, and macro-financing risk and receiving either LIBOR interest or a fixed interest rate.
During the years ended December 31, 2014 and 2013, we terminated, had agreements mature or had options expire on 68 and 155 notional interest rate swap and swaption positions of $37.4 billion and $33.8 billion, respectively. Upon settlement of the early terminations and option expirations, we paid $19.6 million and $34.5 million, in 2014 and 2013 respectively, in full settlement of our net interest spread liability and recognized $55.4 million in realized losses and $12.3 million in realized gains on the swaps and swaptions in 2014 and 2013, respectively, including early termination penalties. We elected to terminate certain swaps during these periods to align with our investment portfolio.
Also included in our financial results for the years ended December 31, 2014 and 2013 was the recognition of a change in unrealized valuation losses of $198.5 million and gains of $291.5 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. The change in fair value of interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the year ended December 31, 2014. Since these swaps and swaptions are generally used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded directly to stockholders’ equity through other comprehensive (loss) income, net of tax, or to gain on investment securities, in the case of Agency interest-only securities.

The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

	Year Ended
	December 31,
(in thousands)	2014	2013
Net interest spread	$(91,754)	$(58,522)
Early termination, agreement maturation and option expiration losses	(55,389)	12,293
Change in unrealized (loss) gain on interest rate swap and swaption agreements, at fair value	(198,504)	291,458
(Loss) gain on interest rate swap and swaption agreements	$(345,647)	$245,229

(Loss) Gain on Other Derivative Instruments
Included in our financial results for the years ended December 31, 2014 and 2013 was the recognition of $17.5 million of losses and $95.3 million of gains, respectively, on other derivative instruments we held for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs, put and call options for TBAs, constant maturity swaps, Markit IOS total return swaps and inverse interest-only securities. Included within these year ended December 31, 2014 and 2013 results was the recognition of $30.2 million and $14.0 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $188.8 million and $251.1 million, respectively. The remainder represented realized and unrealized gains and losses on other derivative instruments. As these derivative instruments are considered trading instruments, our financial results include both realized and unrealized gains (losses) associated with these instruments. Since our derivative instruments are generally used for purposes of hedging our interest rate and credit risk exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our RMBS AFS and mortgage loan portfolios.
(Loss) Gain on Residential Mortgage Loans Held-for-Sale
For the years ended December 31, 2014 and 2013, we recorded gains on residential mortgage loans held-for-sale of $17.3 million and losses of $33.8 million, respectively. Included within these results was the recognition of gains of $12.6 million and losses of $13.8 million, respectively, on residential mortgage loans held-for-sale, and gains of $4.7 million and losses of $20.0 million on commitments to purchase residential mortgage loans held-for-sale for the years ended December 31, 2014 and 2013. The gains recorded on residential mortgage loans held-for-sale during the year ended December 31, 2014, as compared to the losses recorded during the year ended December 31, 2013, were due in part to falling interest rates during the year ended December 31, 2014, as compared to rising interest rates during the year ended December 31, 2013.
Servicing Income
For the year ended December 31, 2014, we recognized total servicing income of $128.2 million, which includes servicing fee income of $125.1 million, ancillary fee income of $2.2 million and float income of $0.9 million. For the year ended December 31, 2013, we recognized total servicing income of $12.0 million, which includes servicing fee income of $11.8 million and ancillary fee income of $0.2 million. The increase in servicing income for the year ended December 31, 2014, as compared to the year ended December 31, 2013 was the result of the significant growth of our MSR portfolio at the end of 2013.
(Loss) Gain on Servicing Asset
For the year ended December 31, 2014, loss on servicing asset of $128.4 million includes a decrease in fair value of MSR due to realization of cash flows (runoff) of $54.8 million and a decrease in fair value of MSR due to changes in valuation inputs or assumptions of $73.6 million. For the year ended December 31, 2013, gain on servicing asset of $13.9 million includes a decrease in fair value of MSR due to realization of cash flows (runoff) of $6.8 million and an increase in fair value of MSR due to changes in valuation inputs or assumptions of $20.7 million. The increase in (loss) gain on servicing asset for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was the result of the significant growth in the size of the MSR portfolio outstanding during the respective periods combined with changes in interest rates and prepayment assumptions.

Other (Loss) Income
For the year ended December 31, 2014, we recorded other income of $18.5 million, which includes $41.1 million in gains on residential mortgage loans held-for-investment in securitization trusts and $24.3 million in losses on collateralized borrowings in securitization trusts. Also included in other income for the year ended December 31, 2014 was other mortgage loan revenue of $0.8 million and dividend income on our FHLB stock of $0.9 million. For the year ended December 31, 2013, we recorded other income of $14.6 million, which includes $22.9 million in losses on residential mortgage loans held-for-investment in securitization trusts and $37.1 million in gains on collateralized borrowings in securitization trusts. Also included in other income for the year ended December 31, 2013 was other mortgage loan revenue of $0.4 million. The increase in other income (decrease in other loss) for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was due in part to falling interest rates during the year ended December 31, 2014.
Management Fees
We incurred management fees of $48.8 million and $41.7 million for the years ended December 31, 2014 and 2013, which are payable to PRCM Advisers under our management agreement. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement. However, these fees were reduced by $4.3 million, on the consolidated statement of comprehensive income for the year ended December 31, 2013, in accordance with the contribution transaction entered into with Silver Bay. See further discussion of the management fee calculation as well as this adjustment in Note 25 - Related Party Transactions of the notes to the consolidated financial statements.
Securitization Deal Costs
For the year ended December 31, 2014, we recognized $4.6 million in upfront costs related to the sponsoring of securitization trusts. For the year ended December 31, 2013, we recognized $2.1 million in upfront costs related to the sponsoring of a securitization trust, and $2.0 million in upfront costs related to the subordinated debt and excess servicing rights acquired from a securitization trust issued by a third party, which was paid upon settlement of the acquisitions. These costs are included when evaluating the economics of a securitization; however, the election of the fair value option for the assets and liabilities held in the securitization trusts requires the expense to be recognized upfront on the consolidated statements of comprehensive (loss) income. Changes in securitization deal costs are directly related to the number and size of securitization trusts sponsored by either third parties or our subsidiaries during the respective periods.
Servicing Expenses
For the year ended December 31, 2014, we recognized $25.9 million in servicing expenses generally related to the subservicing of residential mortgage loans held-for-sale and MSR, compared to $3.8 million for the year ended December 31, 2013. Included in servicing expenses for the year ended December 31, 2014 was MSR representation and warranty reserve expense of $1.8 million. The increase in servicing expenses during the year ended December 31, 2014, as compared to the year ended December 31, 2013, was the result of the significant growth in the size of the MSR portfolio outstanding during the respective periods.
Other Operating Expenses
For the years ended December 31, 2014 and 2013, we recognized $56.2 million and $37.3 million, respectively, of other operating expenses, which represents an expense ratio of 1.4% and 1.0% of average equity for the respective periods. The increase of our operating expense ratio resulted primarily from an increase in expenses related to the personnel, infrastructure and volume-based transaction costs to support our mortgage loan and MSR activities.
Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the years ended December 31, 2014 and 2013, these direct and allocated costs totaled approximately $15.5 million and $9.9 million, respectively. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our executive officers, including our principal financial officer and general counsel of $1.8 million for the year ended December 31, 2014 and $0.8 million for the year ended December 31, 2013. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement. Equity based compensation expense for the years ended December 31, 2014 and 2013 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Plan (see discussion in Note 22 - Equity Incentive Plan), including our chief executive officer, chief investment officer, principal financial officer and general counsel of $6.6 million and $2.1 million, respectively.
We have an established accounts payable function and direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services and proprietary technology, but most of our expenses with third-party vendors are paid directly by us.

Income Taxes
During the years ended December 31, 2014 and 2013, our TRSs recognized a benefit from income taxes of $73.7 million and a provision from income taxes of $84.4 million, respectively. The benefit in 2014 was primarily due to losses incurred on derivative instruments held in our TRSs, and the provision in 2013 was primarily due to income generated from derivative instruments held in our TRSs. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.

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
The tables below summarize certain characteristics of our Agency RMBS AFS securities at December 31, 2015 and December 31, 2014:

	December 31, 2015
(dollars in thousands, except purchase price)	Principal/Current Face	Net (Discount) Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$5,237,112	$354,134	$5,591,246	$82,591	$(37,450)	$5,636,387	4.40%	$108.14
Hybrid/ARM	101,836	4,457	106,293	2,625	(322)	108,596	3.60%	$106.06
Total P&I Securities	5,338,948	358,591	5,697,539	85,216	(37,772)	5,744,983	4.39%	$108.10
Interest-only securities
Fixed	299,682	(262,868)	36,814	1,810	(1,856)	36,768	4.23%	$15.15
Fixed Other (1)	2,618,400	(2,422,915)	195,485	11,363	(15,709)	191,139	1.63%	$9.23
Total	$8,257,030	$(2,327,192)	$5,929,838	$98,389	$(55,337)	$5,972,890

	December 31, 2014
(dollars in thousands, except purchase price)	Principal/Current Face	Net (Discount) Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$10,065,570	$639,377	$10,704,947	$209,952	$(26,651)	$10,888,248	4.34%	$107.69
Hybrid/ARM	118,379	5,494	123,873	4,412	—	128,285	3.52%	$106.11
Total P&I Securities	10,183,949	644,871	10,828,820	214,364	(26,651)	11,016,533	4.33%	$107.67
Interest-only securities
Fixed	377,179	(338,747)	38,432	9,705	(380)	47,757	4.27%	$14.97
Fixed Other (1)	2,860,427	(2,639,265)	221,162	14,222	(7,357)	228,027	1.63%	$9.25
Total	$13,421,555	$(2,333,141)	$11,088,414	$238,291	$(34,388)	$11,292,317
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

Our three-month average CPR experienced by Agency RMBS AFS owned by us as of December 31, 2015 and December 31, 2014, on an annualized basis, was 10.2% and 7.4%, respectively.

The following table summarizes the number of months until the next reset for our floating or adjustable rate Agency RMBS AFS portfolio at December 31, 2015 and December 31, 2014:

(in thousands)	December 31, 2015	December 31, 2014
0-12 months	$108,227	$125,280
13-36 months	369	2,081
37-60 months	—	924
Total	$108,596	$128,285

Non-Agency RMBS
Our non-Agency RMBS portfolio is comprised of senior and mezzanine tranches of mortgage-backed securities, and excludes the retained interests from our on-balance sheet securitizations, as they are eliminated in consolidation in accordance with U.S. GAAP. The following tables provide investment information on our non-Agency RMBS as of December 31, 2015 and December 31, 2014:

	As of December 31, 2015
(in thousands)	Principal/current face	Accretable purchase discount	Credit reserve purchase discount	Amortized cost	Unrealized gain	Unrealized loss	Carrying value
Principal and interest securities:
Senior	$1,801,283	$(383,816)	$(373,729)	$1,043,738	$275,565	$(5,608)	$1,313,695
Mezzanine	624,253	(98,729)	(35,348)	490,176	52,847	(10,451)	532,572
Total P&I Securities	2,425,536	(482,545)	(409,077)	1,533,914	328,412	(16,059)	1,846,267
Interest-only securities	229,845	(224,476)	—	5,369	794	—	6,163
Total	$2,655,381	$(707,021)	$(409,077)	$1,539,283	$329,206	$(16,059)	$1,852,430

	As of December 31, 2014
(in thousands)	Principal/current face	Accretable purchase discount	Credit reserve purchase discount	Amortized cost	Unrealized gain	Unrealized loss	Carrying value
Principal and interest securities:
Senior	$3,213,104	$(531,531)	$(843,106)	$1,838,467	$532,574	$(606)	$2,370,435
Mezzanine	794,798	(158,465)	(84,499)	551,834	119,624	(1,037)	670,421
Total P&I Securities	4,007,902	(689,996)	(927,605)	2,390,301	652,198	(1,643)	3,040,856
Interest-only securities	283,970	(277,372)	—	6,598	1,331	—	7,929
Total	$4,291,872	$(967,368)	$(927,605)	$2,396,899	$653,529	$(1,643)	$3,048,785

The majority of our non-Agency RMBS were rated at December 31, 2015. Note that credit ratings are based on the par value of the non-Agency RMBS, whereas the distressed non-Agency RMBS assets in our portfolio were acquired at a heavily discounted price. The following table summarizes the credit ratings of our non-Agency RMBS portfolio, based on the Bloomberg Index Rating, a composite of each of the four major credit rating agencies (i.e., DBRS Ltd., Moody’s Investors Services, Inc., Standard & Poor’s Corporation and Fitch, Inc.), as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
AAA	—%	6.4%
AA	—%	—%
A	0.1%	—%
BBB	0.1%	0.7%
BB	1.8%	0.9%
B	4.7%	3.9%
Below B	73.0%	74.9%
Not rated	20.3%	13.2%
Total	100.0%	100.0%

The size of our non-Agency RMBS portfolio has decreased by $1.2 billion since December 31, 2014 as we sold a number of securities, many of which were considered subprime. Our allocation of non-Agency RMBS to subprime securities has decreased from 73.0% at December 31, 2014 to 67.7% at December 31, 2015. As a result, our designated credit reserve as a percentage of total discount and total face value has also decreased (as disclosed in Note 5 - Available-for-Sale Securities, at Fair Value of the notes to the consolidated financial statements). When focused on principal and interest securities, from December 31, 2014 to December 31, 2015, our designated credit reserve as a percentage of total discount decreased from 57.3% to 45.9%, and our designated credit reserve as a percentage of total face value decreased from 23.1% to 16.9%. As our allocation of non-Agency RMBS to subprime securities has decreased over the period from December 31, 2014 to December 31, 2015, we believe these comparable portfolio metrics are reflective of our investment profile, regardless of portfolio size.
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
Within our non-Agency RMBS portfolio, we have historically had a substantial emphasis on “legacy” securities, which include securities issued prior to 2009, many subprime. We believe these deeply discounted securities can add relative value as the economy and housing markets continue to improve. There remains upside optionality to lower delinquencies, higher recoveries and faster prepays. Throughout the past year, however, we have sold a number of these securities that we believe had reached maximum value, some of which were replaced with “new issue” non-Agency RMBS. We believe these “new issue” securities, which include some GSE credit risk transfer securities, have enabled us to find attractive returns and further diversify our non-Agency RMBS portfolio.

The following tables present certain information by investment type and, if applicable, their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at December 31, 2015 and December 31, 2014:

	At December 31, 2015
Non-Agency Principal and Interest (P&I) RMBS	Senior	Mezzanine	Total P&I RMBS
Carrying Value (in thousands)	$1,313,695	$532,572	$1,846,267
% of Non-Agency Portfolio	71.2%	28.8%	100.0%
Average Purchase Price (1)	$52.88	$79.01	$60.42
Average Coupon	2.8%	3.0%	2.9%
Average Fixed Coupon	5.4%	5.4%	5.4%
Average Floating Coupon	2.5%	2.9%	2.6%
Average Hybrid Coupon	5.2%	—%	5.2%
Collateral Attributes
Average Loan Age (months)	112	85	105
Average Loan Size (in thousands)	$361	$300	$346
Average Original Loan-to-Value	71.3%	73.0%	71.8%
Average Original FICO (2)	634	695	649
Current Performance
60+ day delinquencies	28.1%	12.2%	24.0%
Average Credit Enhancement (3)	9.1%	12.9%	10.1%
3-Month CPR (4)	4.4%	10.7%	6.2%

	At December 31, 2014
Non-Agency Principal and Interest (P&I) RMBS	Senior	Mezzanine	Total P&I RMBS
Carrying Value (in thousands)	$2,370,435	$670,421	$3,040,856
% of Non-Agency Portfolio	78.0%	22.0%	100.0%
Average Purchase Price (1)	$56.45	$68.74	$59.16
Average Coupon	2.4%	2.1%	2.3%
Average Fixed Coupon	4.2%	5.7%	4.3%
Average Floating Coupon	1.9%	2.0%	1.9%
Average Hybrid Coupon	5.2%	—%	5.2%
Collateral Attributes
Average Loan Age (months)	91	93	91
Average Loan Size (in thousands)	$374	$304	$359
Average Original Loan-to-Value	70.1%	71.5%	70.4%
Average Original FICO (2)	628	669	636
Current Performance
60+ day delinquencies	27.4%	20.2%	25.9%
Average Credit Enhancement (3)	8.4%	18.0%	10.4%
3-Month CPR (4)	3.4%	7.3%	4.2%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total non-Agency RMBS, excluding our non-Agency interest-only portfolio, would be $48.92, $75.63, and $55.80, respectively, at December 31, 2015 and $52.11, $65.59, and $54.78, respectively at December 31, 2014.

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

	December 31, 2015
(dollars in thousands)	Senior		Mezzanine		Total P&I RMBS
Collateral Type	Carrying Value	% of Senior Portfolio	Carrying Value	% of Mezzanine Portfolio	Carrying Value	% of Non-Agency Portfolio
Prime	$82,775	6.3%	$18,224	3.4%	$100,999	5.5%
Alt-A	59,049	4.5%	21,638	4.1%	80,687	4.4%
POA	120,959	9.2%	28,885	5.4%	149,844	8.1%
Subprime	1,050,912	80.0%	200,210	37.6%	1,251,122	67.7%
Other	—	—%	263,615	49.5%	263,615	14.3%
Total	$1,313,695	100.0%	$532,572	100.0%	$1,846,267	100.0%

	December 31, 2014
(dollars in thousands)	Senior		Mezzanine		Total P&I RMBS
Collateral Type	Carrying Value	% of Senior Portfolio	Carrying Value	% of Mezzanine Portfolio	Carrying Value	% of Non-Agency Portfolio
Prime	$290,893	12.3%	$101,290	15.1%	$392,183	12.9%
Alt-A	79,785	3.3%	23,873	3.6%	103,658	3.4%
POA	172,938	7.3%	33,681	5.0%	206,619	6.8%
Subprime	1,826,819	77.1%	391,952	58.5%	2,218,771	73.0%
Other	—	—%	119,625	17.8%	119,625	3.9%
Total	$2,370,435	100.0%	$670,421	100.0%	$3,040,856	100.0%

	December 31, 2015
(dollars in thousands)	Senior		Mezzanine		Total P&I RMBS
Coupon Type	Carrying Value	% of Senior Portfolio	Carrying Value	% of Mezzanine Portfolio	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$156,864	11.9%	$22,528	4.2%	$179,392	9.7%
Hybrid or Floating	1,156,831	88.1%	510,044	95.8%	1,666,875	90.3%
Total	$1,313,695	100.0%	$532,572	100.0%	$1,846,267	100.0%

	December 31, 2014
(dollars in thousands)	Senior		Mezzanine		Total P&I RMBS
Coupon Type	Carrying Value	% of Senior Portfolio	Carrying Value	% of Mezzanine Portfolio	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$466,624	19.7%	$23,329	3.5%	$489,953	16.1%
Hybrid or Floating	1,903,811	80.3%	647,092	96.5%	2,550,903	83.9%
Total	$2,370,435	100.0%	$670,421	100.0%	$3,040,856	100.0%

	December 31, 2015
(dollars in thousands)	Senior		Mezzanine		Total P&I RMBS
Origination Year	Carrying Value	% of Senior Portfolio	Carrying Value	% of Mezzanine Portfolio	Carrying Value	% of Non-Agency Portfolio
2006+	$1,101,308	83.8%	$323,868	60.8%	$1,425,176	77.2%
2002-2005	208,271	15.9%	208,528	39.2%	416,799	22.6%
Pre-2002	4,116	0.3%	176	—%	4,292	0.2%
Total	$1,313,695	100.0%	$532,572	100.0%	$1,846,267	100.0%

	December 31, 2014
(dollars in thousands)	Senior		Mezzanine		Total P&I RMBS
Origination Year	Carrying Value	% of Senior Portfolio	Carrying Value	% of Mezzanine Portfolio	Carrying Value	% of Non-Agency Portfolio
2006+	$2,014,544	85.0%	$265,267	39.6%	$2,279,811	75.0%
2002-2005	351,577	14.8%	397,360	59.3%	748,937	24.6%
Pre-2002	4,314	0.2%	7,794	1.1%	12,108	0.4%
Total	$2,370,435	100.0%	$670,421	100.0%	$3,040,856	100.0%

The underlying mortgage loans collateralizing our non-Agency RMBS are located across the U.S. The following table presents the five largest geographic concentrations of the mortgages collateralizing these RMBS at December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
(dollars in thousands)	Carrying Value	% of Non-Agency RMBS	Carrying Value	% of Non-Agency RMBS
California	$443,964	24.0%	$790,489	25.9%
New York	200,248	10.8%	288,797	9.5%
Florida	179,885	9.7%	291,700	9.6%
New Jersey	81,207	4.4%	119,400	3.9%
Texas	80,372	4.3%	142,184	4.7%
Total	$985,676	53.2%	$1,632,570	53.6%

Trading Securities, at Fair Value
From time to time, we hold U.S. Treasuries in a TRS and classify these securities as trading instruments due to short-term investment objectives. We did not have any U.S. Treasuries on our consolidated balance sheet as of December 31, 2015. As of December 31, 2014, we held U.S. Treasuries with an amortized cost of $2.0 billion and a fair value of $2.0 billion, classified as trading securities. The unrealized gains included within trading securities were $1.4 million as of December 31, 2014.
Residential Mortgage Loans Held-for-Sale, at Fair Value
We acquire prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions. As of December 31, 2015 and December 31, 2014, we held prime nonconforming residential mortgage loans with a carrying value of $764.3 million and $500.2 million, respectively, and had outstanding commitments to purchase $286.1 million and $554.8 million of residential mortgage loans, respectively, subject to fallout if the loans do not close. Our intention is to securitize these loans and/or exit through a whole loan sale.
In 2013, we acquired a portfolio of CSL, which are loans that were performing, but with respect to which the borrower had previously experienced payment delinquencies and was more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default than on newly originated residential mortgage loans. We subsequently sold substantially all of our CSL portfolio during the first quarter of 2014. As of December 31, 2015 and December 31, 2014, we had CSL with a carrying value of $11.0 million and $35.6 million remaining.
Additionally, as the owner of MSR on loans from securitizations guaranteed by Ginnie Mae, we are obligated to purchase these loans from time to time in order to complete modifications on the mortgage loans or to convey foreclosed properties to HUD. As of December 31, 2015, we held Ginnie Mae buyout residential mortgage loans with a carrying value of $36.1 million, which, in the majority of instances, will undergo successful loan modifications, return to performing loans and be redelivered to future Ginnie Mae pools or be immediately conveyed to HUD.

The following tables present our residential mortgage loans held-for-sale portfolio by loan type as of December 31, 2015 and December 31, 2014:

	December 31, 2015
(in thousands)	Unpaid Principal Balance	Fair Value - Purchase Price	Fair Value - Unrealized	Carrying Value
Prime nonconforming residential mortgage loans	$755,185	$15,678	$(6,545)	$764,318
Credit sensitive residential mortgage loans	19,173	(5,713)	(2,416)	11,044
Ginnie Mae buyout residential mortgage loans	38,303	(1,912)	(322)	36,069
Residential mortgage loans held-for-sale	$812,661	$8,053	$(9,283)	$811,431

	December 31, 2014
(in thousands)	Unpaid Principal Balance	Fair Value - Purchase Price	Fair Value - Unrealized	Carrying Value
Prime nonconforming residential mortgage loans	$486,878	$10,730	$2,551	$500,159
Credit sensitive residential mortgage loans	47,223	(8,486)	(3,184)	35,553
Ginnie Mae buyout residential mortgage loans	—	—	—	—
Residential mortgage loans held-for-sale	$534,101	$2,244	$(633)	$535,712

Residential Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
We purchase subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or our subsidiaries. The underlying residential mortgage loans held by the trusts, which are consolidated on our consolidated balance sheets, are classified as residential mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the consolidated financial statements for additional information regarding consolidation of the securitization trusts. As of December 31, 2015 and December 31, 2014, residential mortgage loans held-for-investment in securitization trusts had a carrying value of $3.2 billion and $1.7 billion, respectively.
Commercial Real Estate Assets
We originate and purchase commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as commercial real estate assets on the condensed consolidated balance sheets. Additionally, we are the sole certificate holder of a trust entity that holds a commercial real estate loan. The underlying loan held by the trust is consolidated on our consolidated balance sheets and classified as commercial real estate assets. See Note 3 - Variable Interest Entities to the consolidated financial statements for additional information regarding consolidation of the trust. Commercial real estate assets are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the assets are deemed impaired. As of December 31, 2015, our commercial real estate assets were comprised of eighteen first mortgage and mezzanine commercial real estate loans with a carrying value of $661.0 million. We did not have any commercial real estate assets on our consolidated balance sheet as of December 31, 2014.
Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae, Freddie Mac and Ginnie Mae to own and manage MSR, which represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with fully licensed subservicers to handle substantially all servicing functions for the loans underlying our MSR. As of December 31, 2015 and December 31, 2014, our MSR had a fair market value of $493.7 million and $452.0 million, respectively.

As of December 31, 2015 and December 31, 2014, our MSR portfolio included MSR on 245,144 and 224,073 loans with an unpaid principal balance of approximately $51.4 billion and $44.9 billion, respectively. The following tables summarize certain characteristics of the loans underlying our MSR at December 31, 2015 and December 31, 2014:

	At December 31, 2015
	Government FHA (1)	Government VA/USDA (1)	Conventional Loans (2)	Total
Unpaid principal balance (in thousands)	$7,450,109	$2,555,552	$41,380,480	$51,386,141
Number of loans	52,502	13,881	178,761	245,144
Average Coupon	4.4%	3.9%	3.8%	3.9%
Average Loan Age (months)	57	45	30	35
Average Loan Size (in thousands)	$142	$184	$231	$210
Average Original Loan-to-Value	92.3%	96.0%	68.6%	73.4%
Average Original FICO	699	719	762	751
60+ day delinquencies	5.1%	2.9%	0.3%	1.1%
3-Month CPR	14.2%	13.3%	9.9%	10.8%

	At December 31, 2014
	Government FHA (1)	Government VA/USDA (1)	Conventional Loans (2)	Total
Unpaid principal balance (in thousands)	$9,107,538	$3,058,051	$32,783,472	$44,949,061
Number of loans	61,071	16,022	146,980	224,073
Average Coupon	4.4%	3.9%	3.8%	3.9%
Average Loan Age (months)	45	33	26	31
Average Loan Size (in thousands)	$149	$191	$223	$201
Average Original Loan-to-Value	92.4%	96.1%	66.7%	73.9%
Average Original FICO	700	718	764	748
60+ day delinquencies	5.5%	2.9%	0.3%	1.5%
3-Month CPR	13.1%	11.8%	8.2%	9.5%
____________________

(1)	Includes loans issued by Ginnie Mae.

(2)	Includes loans issued by Fannie Mae, Freddie Mac or private investors.

Repurchase Agreements and Federal Home Loan Bank of Des Moines Advances
Our borrowings consist primarily of repurchase agreements and FHLB advances collateralized by our pledge of AFS and trading securities, derivative instruments, residential mortgage loans, commercial real estate assets and certain cash balances. Substantially all of our Agency RMBS AFS are currently pledged as collateral, and the majority of our non-Agency RMBS have been pledged, either through repurchase agreements or FHLB advances. As of December 31, 2015, the debt-to-equity ratio funding our RMBS AFS, residential mortgage loans held-for-sale, commercial real estate assets and Agency Derivatives only was 2.5:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.

As of December 31, 2015 and December 31, 2014, repurchase agreements and FHLB advances had the following characteristics:

(dollars in thousands)	December 31, 2015			December 31, 2014
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
U.S. Treasuries	$—	—%	—%	$1,996,250	0.23%	0.5%
Agency RMBS	5,586,480	0.62%	6.9%	10,577,735	0.40%	6.0%
Non-Agency RMBS (1)	2,261,504	1.53%	23.6%	2,395,615	1.74%	28.7%
Agency Derivatives	122,523	1.18%	26.6%	138,133	0.99%	26.5%
Residential mortgage loans held-for-sale	596,156	0.61%	21.7%	324,730	0.47%	21.5%
Commercial real estate assets	226,611	1.12%	36.8%	—	—%	—%
Total	$8,793,274	0.88%	13.2%	$15,432,463	0.60%	9.3%
____________________

(1)	Includes repurchase agreements and FHLB advances collateralized by retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

As of December 31, 2015, we had outstanding $5.0 billion of repurchase agreements, and the term to maturity ranged from three days to over 6 months. Repurchase agreements had a weighted average borrowing rate of 1.10% and weighted average remaining maturities of 35 days as of December 31, 2015.
As of December 31, 2015, we had outstanding $3.8 billion of FHLB advances. As of December 31, 2015, the weighted average term to maturity of our FHLB advances was 154 months, ranging from approximately 12 months to 20 years. The weighted average cost of funds for our advances was 0.58% at December 31, 2015.
The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of repurchase agreements and FHLB advances (total borrowings) for the three months ended December 31, 2015, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average (1)	End of Period Balance (1)	Maximum Balance of Any Month-End (1)	Total Borrowings to Equity Ratio
For the Three Months Ended December 31, 2015	$9,601,484	$8,793,274	$10,091,255	2.5:1.0
For the Three Months Ended September 30, 2015	$12,480,799	$11,692,928	$12,701,289	3.1:1.0
For the Three Months Ended June 30, 2015	$12,809,115	$12,422,803	$12,763,673	3.1:1.0
For the Three Months Ended March 31, 2015	$13,598,611	$13,718,628	$13,843,240	3.4:1.0
For the Three Months Ended December 31, 2014	$12,726,721	$13,436,213	$13,436,213	3.3:1.0
____________________

(1)
Includes repurchase agreements and FHLB advances collateralized by RMBS AFS, residential mortgage loans held-for-sale, commercial real estate assets and Agency Derivatives and excludes repurchase agreements collateralized by U.S. Treasuries and collateralized borrowings in securitization trusts.

Collateralized Borrowings in Securitization Trusts, at Fair Value
We purchase subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or our subsidiaries. The underlying debt held by the trusts, which are consolidated on our consolidated balance sheets, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the consolidated financial statements for additional information regarding consolidation of the securitization trusts. As of December 31, 2015 and December 31, 2014, collateralized borrowings in securitization trusts had a carrying value of $2.0 billion and $1.2 billion with a weighted average interest rate of 3.6% for both periods. The stated maturity dates for all collateralized borrowings are greater than five years from December 31, 2015.

Net Economic Interests in Consolidated Securitization Trusts
The net of the underlying residential mortgage loans and the debt held by the securitization trusts discussed above represents the carrying value of the securities that we retained from these securitizations. Because we consolidate these securitization trusts on our consolidated balance sheets, our retained interests are eliminated in consolidation in accordance is U.S. GAAP. However, the carrying value, characteristics and performance of these securities and those of the underlying collateral are relevant to our portfolio as a whole.
The following table presents the carrying value and coupon of our net economic interests in consolidated securitization trusts and certain attributes of the underlying collateral as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Carrying Value (in thousands)	$1,169,894	$530,003
Average Coupon	3.1%	2.5%
Collateral Attributes
Average Loan Age (months)	16	17
Average Loan Size (in thousands)	$826	$843
Average Original Loan-to-Value	65.2%	66.0%
Average Original FICO	772	771
Current Performance
60+ day delinquencies	0.02%	—%

The following table summarizes the carrying values and credit ratings of our net economic interests in consolidated securitization trusts, based on a composite of credit ratings received from DBRS Ltd., Standard & Poor’s Corporation and/or Fitch, Inc. upon issuance of the securities, as of December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
(dollars in thousands)	Carrying Value	% of Retained Portfolio	Carrying Value	% of Retained Portfolio
AAA	$868,590	74.2%	$320,807	60.5%
AA	42,900	3.7%	8,653	1.6%
A	49,925	4.3%	30,623	5.8%
BBB	41,685	3.6%	17,316	3.3%
BB	28,438	2.4%	18,041	3.4%
B	—	—%	—	—%
Below B	—	—%	—	—%
Not rated	138,356	11.8%	134,563	25.4%
Total	$1,169,894	100.0%	$530,003	100.0%

Equity
As of December 31, 2015, our stockholders’ equity was $3.6 billion and our book value per share was $10.11. As of December 31, 2014, our stockholders’ equity was $4.1 billion and our book value per share was $11.10.
The following table provides details of our changes in stockholders’ equity from December 31, 2013 to December 31, 2015:

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Book Value Per Share
Stockholders' equity at December 31, 2013	$3,855.0	364.9	$10.56
Reconciliation of Non-GAAP Measures to GAAP net income:
Core Earnings, net of tax expense of $6.8 million (1)	343.8
Realized gains and losses, net of tax benefit of $20.9 million	15.9
Unrealized mark-to-market gains and losses, net of tax benefit of $59.6 million	(192.5)
GAAP net income	167.2
Other comprehensive income	411.0
Dividend declaration	(380.8)
Other	15.0	1.4
Balance before capital transactions	4,067.4	366.3
Repurchase of common stock	—	—
Issuance of common stock, net of offering costs	0.6	0.1
Stockholders' equity at December 31, 2014	$4,068.0	366.4	$11.10
Cumulative effect of adoption of new accounting principle	(3.0)
Adjusted stockholders’ equity at January 1, 2015	4,065.0
Reconciliation of Non-GAAP Measures to GAAP net income:
Core Earnings, net of tax expense of $0.2 million (1)	325.8
Realized gains and losses, net of tax benefit of $24.6 million	134.6
Unrealized mark-to-market gains and losses, net of tax expense of $7.9 million	31.8
GAAP net income	492.2
Other comprehensive loss	(496.7)
Dividend declaration	(378.3)
Other	9.0	1.1
Balance before capital transactions	3,691.2	367.5
Repurchase of common stock	(115.2)	(13.7)
Issuance of common stock, net of offering costs	0.6	0.1
Stockholders' equity at December 31, 2015	$3,576.6	353.9	$10.11
____________________

(1)
Core Earnings is a non-U.S. GAAP measure that we define as GAAP net income, excluding “realized gains and losses” (impairment losses, realized gains or losses on the aggregate portfolio, amortization of business combination intangible assets, reserve expense for representation and warranty obligations on MSR and certain upfront costs related to securitization transactions) and “unrealized mark‑to‑market gains and losses” (unrealized gains and losses on the aggregate portfolio). As defined, Core Earnings includes interest income or expense and premium income or loss on derivative instruments and servicing income, net of estimated amortization on MSR. Core Earnings is provided for purposes of comparability to other peer issuers.

U.S. GAAP to Taxable Income
The following tables provide reconciliations of our GAAP net (loss) income to our taxable (loss) income split between our REIT and taxable REIT subsidiaries for the years ended December 31, 2015 and December 31, 2014:

	Year Ended December 31, 2015
(dollars in millions)	TRS	REIT	Securitization Trusts	Consolidated
GAAP net (loss) income, pre-tax	$(45.9)	$535.0	$(13.4)	$475.7
State taxes	(0.2)	—	—	(0.2)
Adjusted GAAP net (loss) income, pre-tax	(46.1)	535.0	(13.4)	475.5
Permanent differences
Securitization trusts consolidated for U.S. GAAP purposes only	—	—	13.4	13.4
Other permanent differences	—	(2.2)	—	(2.2)
Temporary differences
Net accretion of OID and market discount	(0.1)	(37.5)	—	(37.6)
Unrealized loss on trading securities and derivatives	(23.2)	(33.2)	—	(56.4)
Other temporary differences	0.3	(57.3)	—	(57.0)
Capital loss deferral	60.4	—	—	60.4
Net operating loss carryover	(16.1)	—	—	(16.1)
Taxable income	(24.8)	404.8	—	380.0
Dividend declaration deduction	—	(404.8)	—	(404.8)
Taxable (loss) income post-dividend deduction	$(24.8)	$—	$—	$(24.8)

	Year Ended December 31, 2014
(dollars in millions)	TRS	REIT	Securitization Trusts	Consolidated
GAAP net income, pre-tax	$(214.7)	$308.7	$(0.6)	$93.4
Permanent differences
Securitization trusts consolidated for U.S. GAAP purposes only	—	—	0.6	0.6
Other permanent differences	0.2	(2.0)	—	(1.8)
Temporary differences
Net accretion of OID and market discount	(5.8)	38.1	—	32.3
Unrealized gain on trading securities and derivatives	175.4	54.3	—	229.7
Other temporary differences	2.3	(11.0)	—	(8.7)
Capital loss deferral	60.7	(50.1)	—	10.6
Net operating loss carryover	(3.8)	—	—	(3.8)
Taxable (loss) income	14.3	338.0	—	352.3
Dividend declaration deduction	—	(338.0)	—	(338.0)
Taxable loss post-dividend deduction	$14.3	$—	$—	$14.3

The permanent tax differences recorded in 2014 and 2015 include a recurring difference in the income recognized from the securitization trusts that are consolidated for U.S. GAAP purposes only. The permanent tax differences also include a recurring difference in compensation expense related to restricted stock dividends. Temporary differences are principally timing differences between U.S. GAAP and tax accounting related to unrealized gains and losses from derivative instruments and accretion and amortization from RMBS.

Change in Accumulated Other Comprehensive Income
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding Agency interest-only securities and GSE credit risk transfer securities, do not impact our GAAP net income (loss) or taxable income but are recognized on our consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” As a result of this fair value accounting through stockholders’ equity, we expect our net income to have less significant fluctuations and result in less U.S. GAAP to taxable income timing differences, than if the portfolio were accounted for as trading instruments.
Dividends
For the 2015 taxable year, we declared dividends totaling $1.04 per share. As a REIT, we are required to distribute at least 90% of our taxable income to stockholders, subject to certain distribution requirements. For the fiscal year ended 2015, our board of directors elected to distribute the majority of our taxable income to avoid U.S. Federal Income taxes. As such, temporary differences between GAAP net income (loss) and taxable income can generate deterioration in book value on a permanent and temporary basis as taxable income is distributed that has not been earned for U.S. GAAP purposes. The following table presents cash dividends declared on our common stock for the fiscal years ended December 31, 2015, 2014 and 2013:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share (1)
December 16, 2015	December 30, 2015	January 20, 2016	$0.26
September 16, 2015	September 30, 2015	October 22, 2015	$0.26
June 17, 2015	June 30, 2015	July 21, 2015	$0.26
March 18, 2015	March 31, 2015	April 21, 2015	$0.26
December 16, 2014	December 30, 2014	January 20, 2015	$0.26
September 16, 2014	September 30, 2014	October 21, 2014	$0.26
June 17, 2014	July 2, 2014	July 22, 2014	$0.26
March 17, 2014	March 31, 2014	April 21, 2014	$0.26
December 17, 2013	December 27, 2013	December 31, 2013	$0.26
September 11, 2013	September 26, 2013	October 23, 2013	$0.28
June 18, 2013	June 28, 2013	July 23, 2013	$0.31
March 18, 2013	April 2, 2013	April 24, 2013	$0.32
___________________

(1)
Per share amounts represent cash dividends only and exclude the distribution of Silver Bay common stock declared on March 18, 2013 and distributed on or about April 24, 2013 to our common stockholders of record as of April 2, 2013 amounting to $1.01 per share, as measured in accordance with U.S. GAAP.

The following table summarizes dividends declared for the years ended December 31, 2015, 2014 and 2013 and their related tax characterization (per share amounts):

		Tax Characterization of Dividends
Year Ended December 31,	Dividends Declared	Ordinary Dividends (Non-Qualified)	Qualified Ordinary Dividends	Capital Gain Distribution	Nondividend Distribution
2015	$1.04	$0.40	$—	$0.64	$—
2014	$1.04	$0.96	$—	$0.08	$—
2013	$2.12	$1.03	$0.14	$—	$0.95

Equity Incentive Plan
Our Second Restated 2009 Equity Incentive Plan was approved by our stockholders on May 14, 2015. The Plan provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including PRCM Advisers and its affiliates. The Plan is administered by the compensation committee of our board of directors. The Plan provides for grants of common stock, restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, subject to a ceiling of 13,000,000 shares. In addition, with respect to awards intended to qualify for relief from the limitations of Section 162(m) of the Code, the maximum number of shares that may underlie awards over any three-year period to any eligible person may not exceed 1,500,000 as options and 600,000 as other grants. Section 162(m) generally disallows a federal income tax deduction for any publicly held corporation with respect to compensation exceeding $1 million (on a per employee basis) paid in any year to the corporation’s chief executive officer or to any of the corporation’s three other most highly compensated executive officers, other than its chief financial officer. Because we do not have any employees, management does not believe that Section 162(m) is applicable to us and, therefore, does not currently consider and has not previously considered the effects of Section 162(m) with respect to the granting of awards under the Plan. As such, restricted stock awards granted to certain individuals, as previously disclosed in our proxy statements and other filings with the SEC, have exceeded 600,000 shares over a three year period, as permitted under the Plan. See Note 22 - Equity Incentive Plan for further details regarding the Plan.
Share Repurchase Program
As of December 31, 2015, our share repurchase program allowed for the repurchase of up to 25,000,000 shares of our common stock. (Subsequent to year end, our board of directors increased this authorization by 50,000,000 shares, or up to 75,000,000 shares under the program). Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of December 31, 2015, a total of 16,115,000 shares had been repurchased under the program for an aggregate cost of $139.1 million; of these, 13,664,300 shares were repurchased for a total cost of $115.2 million during the year ended December 31, 2015. No shares were repurchased during the year ended December 31, 2014. The remaining 2,450,700 shares were repurchased during the year ended December 31, 2013 for a total cost of $23.9 million.

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
To the extent that we raise additional equity capital through capital market transactions, we anticipate using cash proceeds from such transactions to purchase additional RMBS, residential mortgage loans, MSR, commercial real estate assets and other target assets, and for other general corporate purposes.
As of December 31, 2015, we held $737.8 million in cash and cash equivalents available to support our operations; $13.2 billion of AFS securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts, commercial real estate assets, MSR and derivative assets; and $10.8 billion of outstanding debt in the form of repurchase agreements, FHLB advances and collateralized borrowings in securitization trusts. During the year ended December 31, 2015, our total consolidated debt-to-equity ratio decreased from 4.1:1.0 to 3.0:1.0. The debt-to-equity ratio funding our RMBS AFS, residential mortgage loans held-for-sale, commercial real estate assets and Agency Derivatives only also decreased from 3.3:1.0 to 2.5:1.0 due to the repayment of repurchase agreements as a result of sales of AFS securities during the year ended December 31, 2015. We believe the debt-to-equity ratio funding our RMBS AFS, residential mortgage loans held-for-sale, commercial real estate assets and Agency Derivatives is the most meaningful debt-to-equity measure as U.S. Treasuries are viewed to be highly liquid in nature and collateralized borrowings on residential mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity.

As of December 31, 2015, we had approximately $40.9 million of unpledged Agency RMBS AFS and Agency Derivatives and $48.9 million of unpledged non-Agency securities and retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP. As a result, we had an overall estimated unused borrowing capacity on unpledged RMBS and retained interests of approximately $71.7 million. We also had approximately $18.9 million of unpledged prime nonconforming residential mortgage loans, $11.0 million of unpledged CSL and $36.1 million of unpledged Ginnie Mae buyout residential mortgage loans and an overall estimated unused borrowing capacity on unpledged residential mortgage loans held-for-sale of approximately $17.0 million. As of December 31, 2015, we we had approximately $43.9 million of unpledged mezzanine commercial real estate loans, $255.9 million of unpledged commercial real estate first mortgages, and an overall estimated unused borrowing capacity on unpledged commercial real estate assets of approximately $170.7 million. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the year ended December 31, 2015, we did not experience any restrictions to our funding sources, although balance sheet capacity of counterparties tightened due to compliance with the Basel III regulatory capital reform rules as well as management of perceived risk in the volatile interest rate environment. We expect ongoing sources of financing to be primarily repurchase agreements, FHLB advances and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of December 31, 2015, we have master repurchase agreements in place with 30 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate further counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
The following table summarizes our repurchase agreements and counterparty geographical concentration at December 31, 2015 and December 31, 2014:

	December 31, 2015			December 31, 2014
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$3,381,616	$693,667	67.0%	$8,331,244	$974,519	57.9%
Europe (2)	1,125,944	303,206	29.3%	2,950,991	604,711	35.9%
Asia (2)	500,714	38,912	3.7%	1,650,228	103,571	6.2%
Total	$5,008,274	$1,035,785	100.0%	$12,932,463	$1,682,801	100.0%
____________________

(1)
Represents the net carrying value of the securities, residential mortgage loans held-for-sale and commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases are not included in the amounts presented above. However, at both December 31, 2015 and December 31, 2014, we did not have any such payables.

(2)	Exposure to European- and Asian-domiciled banks and their U.S. subsidiaries.

In addition to our master repurchase agreements to fund our RMBS and commercial real estate assets, we have three facilities that provide short-term financing for our residential mortgage loans held-for-sale and other commercial real estate assets. An overview of the facilities is presented in the tables below:

(dollars in thousands)
As of December 31, 2015
Expiration Date		Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
May 10, 2016	(1)	No	$—	$50,000	$50,000	Residential mortgage loans held-for-sale
May 19, 2016	(1)	No	$8,510	$491,490	$500,000	Residential mortgage loans held-for-sale
December 3, 2017	(1)	No	$—	$250,000	$250,000	Commercial real estate assets

(dollars in thousands)
As of December 31, 2014
Expiration Date	Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
May 12, 2015	No	$9,234	$90,766	$100,000	Residential mortgage loans held-for-sale
May 21, 2015	No	$5,879	$194,121	$200,000	Residential mortgage loans held-for-sale
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

Our wholly owned subsidiary, TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of December 31, 2015, TH Insurance had $3.8 billion in outstanding secured advances with a weighted average borrowing rate of 0.6%, and had an additional $215.0 million of available uncommitted capacity for borrowings. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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
In January 2016, the FHFA released a final rule regarding membership in the Federal Home Loan Bank system. Among other effects, the ruling excludes captive insurers from membership eligibility, including our subsidiary member, TH Insurance Holdings Company LLC, or TH Insurance. Since TH Insurance was admitted as a member in 2013, it is eligible for a five-year membership grace period, during which new advances or renewals that mature beyond the grace period will be prohibited. However, any existing advances that mature beyond this grace period will be permitted to remain in place subject to their terms insofar as we maintain good standing with the FHLB. If any new advances or renewals occur, TH Insurance’s outstanding advances will be limited to forty percent of its total assets. Notwithstanding the FHFA’s ruling, we continue to believe our mission aligns well with that of the Federal Home Loan Bank system.
We are subject to a variety of financial covenants under our lending agreements. The following represents the most restrictive covenant calculations across the agreements as of December 31, 2015:

•
Total indebtedness to net worth must be less than the specified threshold ratio in the repurchase agreement. As of December 31, 2015, our debt to net worth, as defined, was 3.0:1.0 while our threshold ratio, as defined, was 4.5:1.0.

•
Liquidity must be greater than the sum of 1.5% of indebtedness related to Agency securities and 5.0% of total indebtedness, excluding indebtedness related to Agency securities. As of December 31, 2015, our liquidity, as defined, was $1.1 billion.

•
Net worth must be greater than the sum of $1.75 billion plus 40% of the aggregate net cash proceeds of any additional equity issuances made and capital contributions received. As of December 31, 2015, our net worth, as defined, was $3.6 billion.

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

(in thousands)	December 31, 2015	December 31, 2014
Available-for-sale securities, at fair value	$7,767,074	$14,159,315
Trading securities, at fair value	—	1,997,656
Residential mortgage loans held-for-sale, at fair value	745,454	416,779
Commercial real estate assets	361,130	—
Net economic interests in consolidated securitization trusts (1)	1,138,312	367,468
Cash and cash equivalents	15,000	14,117
Restricted cash	119,310	112,435
Due from counterparties	10,211	38,200
Derivative assets, at fair value	157,879	185,067
Total	$10,314,370	$17,291,037
____________________

(1)	Includes the retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

Although we generally intend to hold our target assets as long-term investments, we may sell certain of our assets in order to manage our interest rate risk and liquidity needs, to meet other operating objectives and to adapt to market conditions. Our RMBS are generally publicly traded and, thus, readily liquid. However, certain of our assets, including residential mortgage loans, commercial real estate assets and MSR, are subject to longer trade timelines, and, as a result, market conditions could significantly and adversely affect the liquidity of our assets. Any illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. Our ability to quickly sell certain assets, such as residential mortgage loans, commercial real estate assets and MSR, may be limited by delays encountered while obtaining certain regulatory approvals required for such dispositions and may be further limited by delays due to the time period needed for negotiating transaction documents, conducting diligence, and complying with regulatory requirements regarding the transfer of such assets before settlement may occur. Consequently, even if we identify a buyer for our residential mortgage loans, commercial real estate assets and MSR, there is no assurance that we would be able to quickly sell such assets if the need or desire arises.
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

The following table provides the maturities of our repurchase agreements and FHLB advances as of December 31, 2015 and December 31, 2014:

(in thousands)	December 31, 2015	December 31, 2014
Within 30 days	$2,689,363	$4,013,055
30 to 59 days	1,739,237	4,595,425
60 to 89 days	161,449	903,286
90 to 119 days	175,486	434,550
120 to 364 days (1)	242,739	1,929,164
One to three years	651,238	744,459
Three to five years	815,024	815,024
Five to ten years	—	—
Ten years and over	2,318,738	1,000,000
Open maturity (2)	—	997,500
Total	$8,793,274	$15,432,463
____________________

(1)	As of December 31, 2015, 120 to 364 days includes the amounts outstanding under the uncommitted mortgage loan warehouse facilities.

(2)	Includes repurchase agreements collateralized by U.S. Treasuries with an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

For the year ended December 31, 2015, our unrestricted cash balance decreased approximately $268.0 million to $737.8 million at December 31, 2015. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the year ended December 31, 2015, operating activities decreased our cash balances by approximately $1.9 billion, primarily driven by purchases of residential mortgage loans held-for-sale, offset by our financial results for the year.

•
Cash flows from investing activities. For the year ended December 31, 2015, investing activities increased our cash balances by approximately $8.0 billion, primarily driven by sales of AFS and trading securities.

•
Cash flows from financing activities. For the year ended December 31, 2015, financing activities decreased our cash balance by approximately $6.3 billion, primarily driven by repayment of repurchase agreements due to sales of AFS and trading securities.

Off-Balance Sheet Arrangements
We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. However, as of December 31, 2015, we had unfunded commitments on commercial real estate loans held-for-investment of $52.2 million to be used for future fundings to borrowers, generally to finance lease-related or capital expenditures.

Aggregate Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements, our non-cancelable office lease and management fees payable under our management agreement:

	Due During the Year Ended December 31,
(in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Repurchase agreements	$5,008,274	$—	$—	$—	$—	$—	$5,008,274
Federal Home Loan Bank advances	—	651,238	—	815,024	—	2,318,738	3,785,000
Interest expense on borrowings (1)	29,009	19,268	18,435	15,404	13,107	254,406	349,629
Long-term operating lease obligations	2,121	1,468	1,187	1,205	1,223	1,765	8,969
Management fee - PRCM Advisers (2)	189,926	—	—	—	—	—	189,926
Unfunded commitments on commercial real estate loans (3)	18,695	33,539	—	—	—	—	52,234
Total	$5,248,025	$705,513	$19,622	$831,633	$14,330	$2,574,909	$9,394,032
____________________

(1)	Interest expense on borrowings, including repurchase agreements and FHLB advances, are calculated based on rates at December 31, 2015.

(2)
Contractual obligation for the management fee is estimated through the contract expiration date of October 28, 2016, inclusive of the termination fee as defined in the management agreement between us and PRCM Advisers. Disclosure assumes agreement not renewed or terminated without cause.

(3)	Allocation of unfunded commitments on commercial real estate loans held-for-investment is based on the earlier of the commitment expiration date or the loan maturity date.

We are party to a management agreement with PRCM Advisers, pursuant to which PRCM Advisers is entitled to receive a management fee and the reimbursement of certain expenses from us. We reimburse PRCM Advisers for (i) our allocable share of the compensation paid by PRCM Advisers to its personnel serving as our principal financial officer and general counsel and personnel employed by PRCM Advisers as in-house legal, tax, accounting, consulting, auditing, administrative, information technology, valuation, computer programming and development and back-office resources to us, and (ii) any amounts for personnel of PRCM Advisers’ affiliates arising under a shared facilities and services agreement. We also have certain costs allocated to us by PRCM Advisers for data services and proprietary technology, but most direct expenses with third-party vendors are paid directly by us.
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

Other Matters
We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes of the 1940 Act. If we failed to maintain our exempt status under the 1940 Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in Item 1 - Business - Other Business - Regulation of this Form 10-K. Accordingly, we monitor our compliance with both the 55% Test and the 80% Tests of the 1940 Act in order to maintain our exempt status. As of December 31, 2015, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.
We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the year ended December 31, 2015. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2015. Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2015, we believe that we qualified as a REIT under the Code.
The recently enacted Protecting Americans from Tax Hikes Act of 2015 contains changes to certain aspects of the U.S. federal income tax rules applicable to REITs. In particular, the act will reduce the maximum allowable value of assets attributable to our TRSs from 25% to 20%, which change will be applicable with respect to tax years beginning after December 31, 2017. We currently monitor our compliance with this TRS asset test and, in light of this change, we intend to continue to meet the requirement.

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
We may utilize U.S. Treasuries as well as derivative financial instruments, which during the year ended December 31, 2015 were limited to interest rate swaps, swaptions, TBAs, short U.S. Treasuries, put and call options for TBAs and U.S. Treasuries, constant maturity swaps, Markit IOS total return swaps and, to a certain extent, inverse interest-only securities, to hedge the interest rate risk associated with our portfolio. In addition, because MSR are negative duration assets, they provide a natural hedge to interest rate exposure on our RMBS portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We implement part of our hedging strategy through our TRSs, which are subject to U.S. federal, state and, if applicable, local income tax.
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
Interest Rate Mismatch Risk
We fund the majority of our adjustable-rate and hybrid Agency RMBS, adjustable-rate residential mortgage loans held-for-sale and commercial real estate assets with borrowings that are based on LIBOR, while the interest rates on these assets may be indexed to other index rates, such as the one-year Constant Maturity Treasury index, or CMT, the Monthly Treasury Average index, or MTA, or the 11th District Cost of Funds Index, or COFI. Accordingly, any increase in LIBOR relative to these indices may result in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earnings on these assets. Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our stockholders. To mitigate interest rate mismatches, we utilize the hedging strategies discussed above.
The following table provides the indices of our variable rate RMBS AFS, residential mortgage loans held-for-sale and commercial real estate assets as of December 31, 2015 and December 31, 2014, respectively, based on carrying value (dollars in thousands).

	As of December 31, 2015				As of December 31, 2014
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$1,625	$98,645	$100,270	4%	$1,121	$115,619	$116,740	4%
LIBOR	2,488,117	38,698	2,526,815	93%	2,762,807	42,530	2,805,337	93%
Other (2)	68,138	17,031	85,169	3%	68,244	19,228	87,472	3%
Total	$2,557,880	$154,374	$2,712,254	100%	$2,832,172	$177,377	$3,009,549	100%
____________________

(1)	“Hybrid” amounts reflect those assets with greater than twelve months to reset.

(2)	“Other” includes COFI, MTA and other indices.

Our analysis of risks is based on PRCM Advisers’ and its affiliates’ experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM Advisers may produce results that differ significantly from the estimates and assumptions used in our models.

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next twelve months, based on our interest sensitive financial instruments at December 31, 2015.
All changes in value are measured as the change from the December 31, 2015 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities	$248,749	$136,968	$(152,353)	$(328,671)
As a % of December 31, 2015 equity	7.0%	3.8%	(4.3)%	(9.2)%
Residential mortgage loans held-for-sale	$36,207	$22,071	$(24,840)	$(50,656)
As a % of December 31, 2015 equity	1.0%	0.6%	(0.7)%	(1.4)%
Residential mortgage loans held-for-investment in securitization trusts	$148,256	$91,221	$(102,051)	$(206,365)
As a % of December 31, 2015 equity	4.2%	2.6%	(2.9)%	(5.8)%
Commercial real estate assets	$42	$21	$(120)	$(241)
As a % of December 31, 2015 equity	—%	—%	—%	—%
Mortgage servicing rights	$(153,303)	$(53,648)	$31,751	$53,642
As a % of December 31, 2015 equity	(4.3)%	(1.5)%	0.9%	1.5%
Derivatives, net	$(268,432)	$(108,592)	$101,520	$234,723
As a % of December 31, 2015 equity	(7.5)%	(3.0)%	2.8%	6.6%
Repurchase agreements	$(2,683)	$(2,367)	$2,448	$4,896
As a % of December 31, 2015 equity	(0.1)%	(0.1)%	0.1%	0.1%
Collateralized borrowings in securitization trusts	$(102,336)	$(60,530)	$66,333	$134,457
As a % of December 31, 2015 equity	(2.9)%	(1.7)%	1.9%	3.8%
Federal Home Loan Bank advances	$(2,234)	$(1,802)	$1,880	$3,760
As a % of December 31, 2015 equity	(0.1)%	—%	0.1%	0.1%
Total net assets	$(95,734)	$23,342	$(75,432)	$(154,455)
As a % of December 31, 2014 total assets	(0.7)%	0.2%	(0.5)%	(1.1)%
As a % of December 31, 2015 equity	(2.7)%	0.7%	(2.1)%	(4.3)%
	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(13,619)	$(6,439)	$6,101	$12,201
% change in net interest income	(3.8)%	(1.8)%	1.7%	3.4%

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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2015. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

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
Given the low interest rate environment at December 31, 2015, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
Real estate risk. Both residential and commercial property values are subject to volatility and may be affected adversely by a number of factors, including national, regional and local economic conditions; local real estate conditions (such as an oversupply of housing); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and natural disasters and other catastrophes. Decreases in property values reduce the value of the collateral for residential mortgage and commercial real estate loans and the potential proceeds available to borrowers to repay the loans, which could cause us to suffer losses on our non-Agency RMBS investments, residential mortgage loans and commercial real estate assets.

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
Credit Risk
We believe that our investment strategy will generally keep our risk of credit losses low to moderate. However, we retain the risk of potential credit losses on all of the loans underlying our non-Agency RMBS and on our residential mortgage and commercial real estate loans. With respect to our non-Agency RMBS that are senior in the credit structure, credit support contained in RMBS deal structures provide a level of protection from losses. We seek to manage the remaining credit risk through our pre-acquisition due diligence process, which includes comprehensive underwriting, and by factoring assumed credit losses into the purchase prices we pay for non-Agency RMBS, residential mortgage loans and commercial real estate assets. In addition, with respect to any particular target asset, we evaluate relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral. We further mitigate credit risk in our residential mortgage and commercial real estate loan portfolios through (i) selecting servicers whose specialties are well matched against the underlying attributes of the borrowers contained in the loan pools, and (ii) an actively managed internal servicer oversight and surveillance program. At times, we enter into credit default swaps or other derivative instruments in an attempt to manage our credit risk. Nevertheless, unanticipated credit losses could adversely affect our operating results.

Item 8. Financial Statements and Supplementary Data

TWO HARBORS INVESTMENT CORP.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
of Two Harbors Investment Corp.
We have audited the accompanying consolidated balance sheets of Two Harbors Investment Corp. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Two Harbors Investment Corp. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Two Harbors Investment Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 26, 2016

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2015	December 31, 2014
ASSETS
Available-for-sale securities, at fair value	$7,825,320	$14,341,102
Trading securities, at fair value	—	1,997,656
Residential mortgage loans held-for-sale, at fair value	811,431	535,712
Residential mortgage loans held-for-investment in securitization trusts, at fair value	3,173,727	1,744,746
Commercial real estate assets	660,953	—
Mortgage servicing rights, at fair value	493,688	452,006
Cash and cash equivalents	737,831	1,005,792
Restricted cash	262,562	336,771
Accrued interest receivable	49,970	65,529
Due from counterparties	17,206	35,625
Derivative assets, at fair value	271,509	380,791
Other assets	271,575	188,579
Total Assets (1)	$14,575,772	$21,084,309
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$5,008,274	$12,932,463
Collateralized borrowings in securitization trusts, at fair value	2,000,110	1,209,663
Federal Home Loan Bank advances	3,785,000	2,500,000
Derivative liabilities, at fair value	7,285	90,233
Due to counterparties	34,294	124,206
Dividends payable	92,016	95,263
Other liabilities	72,232	64,439
Total liabilities (1)	10,999,211	17,016,267
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 900,000,000 shares authorized and 353,906,807 and 366,395,920 shares issued and outstanding, respectively	3,539	3,664
Additional paid-in capital	3,705,519	3,811,027
Accumulated other comprehensive income	359,061	855,789
Cumulative earnings	1,684,755	1,195,536
Cumulative distributions to stockholders	(2,176,313)	(1,797,974)
Total stockholders’ equity	3,576,561	4,068,042
Total Liabilities and Stockholders’ Equity	$14,575,772	$21,084,309
____________________

(1)
The consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs and liabilities of the consolidated VIEs for which creditors do not have recourse to Two Harbors Investment Corp. At December 31, 2015 and December 31, 2014, assets of the VIEs totaled $3,237,918 and $1,754,943, and liabilities of the VIEs totaled $2,017,677 and $1,219,821, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended
	December 31,
	2015	2014	2013
Interest income:
Available-for-sale securities	$458,515	$506,268	$507,180
Trading securities	8,676	12,913	5,963
Residential mortgage loans held-for-sale	28,966	16,089	22,185
Residential mortgage loans held-for-investment in securitization trusts	95,740	41,220	19,220
Commercial real estate assets	9,138	—	—
Cash and cash equivalents	902	717	1,043
Total interest income	601,937	577,207	555,591
Interest expense:
Repurchase agreements	73,049	76,177	89,470
Collateralized borrowings in securitization trusts	57,216	26,760	10,937
Federal Home Loan Bank advances	11,921	4,513	—
Total interest expense	142,186	107,450	100,407
Net interest income	459,751	469,757	455,184
Other-than-temporary impairments:
Total other-than temporary impairment losses	(535)	(392)	(1,662)
Non-credit portion of loss recognized in other comprehensive income (loss)	—	—	—
Net other-than-temporary credit impairment losses	(535)	(392)	(1,662)
Other income (loss):
Gain (loss) on investment securities	363,379	87,201	(54,430)
(Loss) gain on interest rate swap and swaption agreements	(210,621)	(345,647)	245,229
(Loss) gain on other derivative instruments	(5,049)	(17,529)	95,345
Gain (loss) on residential mortgage loans held-for-sale	14,285	17,297	(33,846)
Servicing income	127,412	128,160	12,011
(Loss) gain on servicing asset	(99,584)	(128,388)	13,881
Other (loss) income	(21,790)	18,539	14,619
Total other income (loss)	168,032	(240,367)	292,809
Expenses:
Management fees	50,294	48,803	41,707
Securitization deal costs	8,971	4,638	4,153
Servicing expenses	28,101	25,925	3,761
Other operating expenses	64,162	56,231	37,259
Total expenses	151,528	135,597	86,880
Income from continuing operations before income taxes	475,720	93,401	659,451
(Benefit from) provision for income taxes	(16,490)	(73,738)	84,411
Net income from continuing operations	492,210	167,139	575,040
Income from discontinued operations	—	—	3,999
Net income	$492,210	$167,139	$579,039

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME, continued
(in thousands, except share data)

	Year Ended
	December 31,
	2015	2014	2013
Basic earnings per weighted average common share:
Continuing operations	$1.35	$0.46	$1.64
Discontinued operations	—	—	0.01
Net income	$1.35	$0.46	$1.65
Diluted earnings per weighted average common share:
Continuing operations	$1.35	$0.46	$1.64
Discontinued operations	—	—	0.01
Net income	$1.35	$0.46	$1.65
Weighted average number of shares of common stock:
Basic	365,247,738	366,011,855	350,361,827
Diluted	365,247,738	366,011,855	350,992,387
Comprehensive (loss) income:
Net income	$492,210	$167,139	$579,039
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(496,728)	411,054	(251,723)
Other comprehensive (loss) income	(496,728)	411,054	(251,723)
Comprehensive (loss) income	$(4,518)	$578,193	$327,316

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2012	298,813,258	$2,988	$2,948,345	$696,458	$449,358	$(646,572)	$3,450,577
Net income	—	—	—	—	579,039	—	579,039
Other comprehensive income before reclassifications, net of tax	—	—	—	(298,165)	—	—	(298,165)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	—	46,442	—	—	46,442
Net other comprehensive income, net of tax	—	—	—	(251,723)	—	—	(251,723)
Issuance of common stock, net of offering costs	57,571,961	576	762,981	—	—	—	763,557
Issuance of common stock in connection with exercise of warrants	9,939,648	99	107,415	—	—	—	107,514
Repurchase of common stock	(2,450,700)	(25)	(23,869)	—	—	—	(23,894)
Common dividends declared	—	—	—	—	—	(427,105)	(427,105)
Special dividends declared	—	—	—	—	—	(343,481)	(343,481)
Non-cash equity award compensation	1,061,001	11	500	—	—	—	511
Balance, December 31, 2013	364,935,168	$3,649	$3,795,372	$444,735	$1,028,397	$(1,417,158)	$3,854,995
Net income	—	—	—	—	167,139	—	167,139
Other comprehensive income before reclassifications, net of tax	—	—	—	463,593	—	—	463,593
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	—	(52,539)	—	—	(52,539)
Net other comprehensive income, net of tax	—	—	—	411,054	—	—	411,054
Issuance of common stock, net of offering costs	57,218	1	587	—	—	—	588
Repurchase of common stock	—	—	—	—	—	—	—
Common dividends declared	—	—	—	—	—	(380,816)	(380,816)
Non-cash equity award compensation	1,403,534	14	15,068	—	—	—	15,082
Balance, December 31, 2014	366,395,920	$3,664	$3,811,027	$855,789	$1,195,536	$(1,797,974)	$4,068,042
Cumulative effect of adoption of new accounting principle	—	—	—	—	(2,991)	—	(2,991)
Adjusted balance, January 1, 2015	366,395,920	3,664	3,811,027	855,789	1,192,545	(1,797,974)	4,065,051
Net income	—	—	—	—	492,210	—	492,210
Other comprehensive income before reclassifications, net of tax	—	—	—	(161,033)	—	—	(161,033)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	—	(335,695)	—	—	(335,695)
Net other comprehensive income, net of tax	—	—	—	(496,728)	—	—	(496,728)
Issuance of common stock, net of offering costs	69,826	1	538	—	—	—	539
Repurchase of common stock	(13,664,300)	(137)	(115,037)	—	—	—	(115,174)
Common dividends declared	—	—	—	—	—	(378,339)	(378,339)
Non-cash equity award compensation	1,105,361	11	8,991	—	—	—	9,002
Balance, December 31, 2015	353,906,807	$3,539	$3,705,519	$359,061	$1,684,755	$(2,176,313)	$3,576,561
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$492,210	$167,139	$579,039
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums and discounts on investment securities and commercial real estate assets, net	38,445	12,012	17,640
Other-than-temporary impairment losses	535	392	1,662
Realized and unrealized (gains) losses on investment securities, net	(363,379)	(87,201)	54,608
(Gain) loss on residential mortgage loans held-for-sale	(14,285)	(17,297)	33,846
Loss (gain) on residential mortgage loans held-for-investment and collateralized borrowings in securitization trusts	26,527	(16,840)	(14,204)
Realized gain on sales of commercial real estate assets	(181)	—	—
Loss (gain) on servicing asset	99,584	128,388	(13,881)
Loss (gain) on termination and option expiration of interest rate swaps and swaptions	226,143	55,389	(12,293)
Unrealized loss (gain) on interest rate swaps and swaptions	(101,158)	198,504	(291,458)
Unrealized gain on other derivative instruments	(14,196)	(8,011)	(95)
Equity based compensation	9,002	15,082	511
Depreciation of fixed assets	1,362	1,083	607
Amortization of intangible assets	—	533	1,067
Purchases of residential mortgage loans held-for-sale	(2,599,737)	(1,475,210)	(993,813)
Proceeds from sales of residential mortgage loans held-for-sale	160,559	432,749	25,113
Proceeds from repayment of residential mortgage loans held-for-sale	98,631	38,545	35,267
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	15,559	(15,226)	(7,690)
(Increase) decrease in deferred income taxes, net	(12,638)	(80,261)	83,598
(Increase) decrease in income taxes receivable	(5,286)	—	4,323
Increase in prepaid and fixed assets	(930)	(2,536)	(1,658)
Decrease (increase) in other receivables	8,701	(10,421)	29,772
Increase in servicing advances	(10,009)	(20,192)	(7,298)
(Decrease) increase in accrued interest payable	(5,049)	3,495	1,217
(Decrease) increase in income taxes payable	(1,305)	618	757
Increase in accrued expenses and other liabilities	14,147	11,983	14,014
Net change in assets and liabilities due to purchase of entity	—	—	3,306
Net cash used in operating activities	(1,936,748)	(667,283)	(456,043)

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Year Ended
	December 31,
	2015	2014	2013
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(1,788,541)	(6,126,579)	(4,471,289)
Proceeds from sales of available-for-sale securities	6,985,567	3,479,329	4,432,696
Principal payments on available-for-sale securities	1,148,407	1,044,487	1,111,906
Short sales and purchases of other derivative instruments	4,081	(81,330)	(55,038)
(Payments for termination) proceeds from sales of other derivative instruments, net	(90,183)	73,966	163,657
Purchases of trading securities	—	(2,138,647)	(995,625)
Proceeds from sales of trading securities	2,004,375	1,145,410	1,000,946
Purchases of beneficial interests in securitization trusts	—	—	(30,550)
Proceeds from repayment of residential mortgage loans held-for-investment in securitization trusts	562,025	111,129	41,314
Purchases of commercial real estate assets	(662,627)	—	—
Proceeds from sales of commercial real estate assets	1,979	—	—
Proceeds from repayment of commercial real estate assets	344	—	—
Purchases of mortgage servicing rights, net of purchase price adjustments	(123,666)	(59,568)	(499,024)
Purchase of entity	—	—	(6,404)
Purchases of Federal Home Loan Bank stock	(56,640)	(100,000)	(10)
Purchases of equity investments	—	(3,000)	—
Decrease in due to counterparties, net	(71,493)	(205,180)	(79,126)
Decrease (increase) in restricted cash	74,209	64,876	(99,325)
Net cash provided by (used in) investing activities	7,987,837	(2,795,107)	514,128
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$47,385,219	$213,091,865	$214,649,749
Principal payments on repurchase agreements	(55,309,408)	(212,409,852)	(215,023,809)
Proceeds from issuance of collateralized borrowings in securitization trusts	1,223,302	728,519	307,119
Principal payments on collateralized borrowings in securitization trusts	(406,942)	(182,872)	(42,490)
Proceeds from Federal Home Loan Bank advances	1,490,000	4,796,411	—
Principal payments on Federal Home Loan Bank advances	(205,000)	(2,296,411)	—
Proceeds from issuance of common stock, net of offering costs	539	588	763,557
Proceeds from exercise of warrants	—	—	107,514
Repurchase of common stock	(115,174)	—	(23,894)
Dividends paid on common stock	(381,586)	(285,553)	(591,452)
Net cash (used in) provided by financing activities	(6,319,050)	3,442,695	146,294
Net (decrease) increase in cash and cash equivalents	(267,961)	(19,695)	204,379
Cash and cash equivalents at beginning of period	1,005,792	1,025,487	821,108
Cash and cash equivalents at end of period	$737,831	$1,005,792	$1,025,487

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Year Ended
	December 31,
	2015	2014	2013
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$92,286	$79,276	$99,189
Cash paid (received) for taxes	$2,739	$5,905	$(4,266)
Noncash Investing and Financing Activities:
Consolidation of residential mortgage loans held-for-investment in securitization trusts	$—	$—	$442,767
Consolidation of collateralized borrowings in securitization trusts	$—	$—	$412,217
Transfers of residential mortgage loans held-for-sale to residential mortgage loans held-for-investment in securitization trusts	$2,046,437	$1,022,360	$413,848
Transfers of residential mortgage loans held-for-sale to other receivables for foreclosed government-guaranteed loans	$16,723	$—	$—
Additions to mortgage servicing rights due to sale of residential mortgage loans held-for-sale	$1,844	$288	$—
Transfer of mortgage servicing rights fair value on buyout of Ginnie Mae residential mortgage loans	$15,756	$6,136	$—
Distribution of Silver Bay Realty Trust Corp. common stock	$—	$—	$343,481
Cashless exercise of warrants	$—	$—	$75
Cumulative-effect adjustment to equity for adoption of new accounting principle	$(2,991)	$—	$—
Dividends declared but not paid at end of period	$92,016	$95,263	$—
Reconciliation of residential mortgage loans held-for-sale:
Residential mortgage loans held-for-sale at beginning of period	$535,712	$544,581	$58,607
Purchases of residential mortgage loans held-for-sale	2,599,737	1,475,210	993,813
Transfer of mortgage servicing rights fair value on buyout of Ginnie Mae residential mortgage loans	(15,756)	(6,136)	—
Transfers to residential mortgage loans held-for-investment in securitization trusts	(2,046,437)	(1,022,360)	(413,848)
Transfers to other receivables for foreclosed government-guaranteed loans	(16,723)	—	—
Proceeds from sales of residential mortgage loans held-for-sale	(160,559)	(432,749)	(25,113)
Proceeds from repayment of residential mortgage loans held-for-sale	(98,631)	(38,545)	(35,267)
Realized and unrealized gains (losses) on residential mortgage loans held-for-sale	14,088	15,711	(33,611)
Residential mortgage loans held-for-sale at end of period	$811,431	$535,712	$544,581

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
On December 19, 2012, the Company completed the contribution of its portfolio of single-family rental properties to Silver Bay Realty Trust Corp., or Silver Bay, a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. The Company contributed its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay, and in exchange for its contribution, received shares of common stock of Silver Bay. Silver Bay completed its initial public offering, or IPO, of its common stock on December 19, 2012. The Company distributed its shares of Silver Bay common stock to our stockholders on or about April 24, 2013. Because the Company will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the year ended December 31, 2013. No remaining associated operating results were recognized during the years ended December 31, 2015 and 2014. See Note 4 - Discontinued Operations for additional information.

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles, or U.S. GAAP. The Company’s Chief Investment Officer manages the investment portfolio as a whole and resources are allocated and financial performance is assessed on a consolidated basis.
All trust entities in which the Company holds investments that are considered VIEs for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Significant Accounting Policies
Available-for-Sale Securities, at Fair Value and Trading Securities, at Fair Value
The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other residential mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans (collectively “RMBS”) issued by the Federal National Mortgage Association, or Fannie Mae, the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Government National Mortgage Association, or Ginnie Mae, or collectively, the government sponsored entities, or GSEs. The Company also invests in residential mortgage-backed securities that are not issued by the GSEs, or non-Agency RMBS, and, from time to time, U.S. Treasuries.
Designation
The Company classifies its RMBS securities, excluding inverse interest-only Agency securities classified as derivatives for purposes of U.S. GAAP, as available-for-sale, or AFS, investments. Although the Company generally intends to hold most of its investment securities until maturity, it may, from time to time, sell any of its investment securities as part of its overall management of its portfolio. Accordingly, the Company classifies all of its RMBS investment securities as AFS, including its interest-only strips, which represent the Company’s right to receive a specified portion of the contractual interest flows of specific Agency or Non-Agency securities. All assets classified as AFS, excluding Agency interest-only mortgage-backed securities and GSE credit risk transfer securities, are reported at estimated fair value with unrealized gains and losses, excluding other than temporary impairments, included in accumulated other comprehensive income, on an after-tax basis.
On July 1, 2015, the Company elected the fair value option for Agency interest-only securities and GSE credit risk transfer securities acquired on or after such date. All Agency interest-only securities and GSE credit risk transfer securities acquired on or after July 1, 2015 are carried at estimated fair value with changes in fair value, excluding other than temporary impairments, recorded as a component of gain (loss) on investment securities in the consolidated statements of comprehensive (loss) income.
The Company classifies its U.S. Treasuries as trading securities. The Company’s trading securities are carried at estimated fair value with changes in fair value recorded as a component of gain (loss) on investment securities in the consolidated statements of comprehensive (loss) income.
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
If listed price data is not available or insufficient, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs. The Company classifies these securities as Level 3 assets. As of December 31, 2015, none of the investment securities portfolio is categorized as Level 3.
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
Impairment
The Company evaluates its investment securities, on a quarterly basis, to assess whether a decline in the fair value of an AFS security below the Company’s amortized cost basis is an other-than-temporary impairment, or OTTI. The presence of OTTI is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if an entity (i) intends to sell the security, (ii) will more likely than not be required to sell the security before it recovers in value, or (iii) does not expect to recover the security’s amortized cost basis, even if the entity does not intend to sell the security. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment should be recognized currently in earnings and the cost basis of the investment security is adjusted. However, if an entity does not intend to sell the impaired debt security and it is more likely than not that it will not be required to sell before recovery, the OTTI is separated into (i) the estimated amount relating to credit loss, or credit component, and (ii) the amount relating to all other factors, or non-credit component. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss amount recognized in other comprehensive (loss) income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income in accordance with the effective interest method.
Residential Mortgage Loans Held-for-Sale, at Fair Value
Residential mortgage loans held-for-sale are reported at fair value as a result of a fair value option election. Fair value is determined under the guidance of ASC 820. The Company determines the fair value of its residential mortgage loans held-for-sale by type of loan and the determination is generally based on current secondary market pricing or cash flow models using market-based yield requirements. See Note 16 - Fair Value of these notes to the consolidated financial statements for details on fair value measurement. The Company classifies residential mortgage loans held-for-sale based on management’s intent to sell them in the secondary whole loan market or include them in a securitization.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Interest income on residential mortgage loans held-for-sale is recognized at the loan coupon rate. Loans are considered past due when they are 30 days past their contractual due date. Interest income recognition is suspended when mortgage loans are placed on nonaccrual status. Generally, mortgage loans are placed on nonaccrual status when delinquent for more than 60 days or when determined not to be probable of full collection. Interest accrued, but not collected, at the date mortgage loans are placed on nonaccrual is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Mortgage loans are restored to accrual status only when contractually current or the collection of future payments is reasonably assured.
Securitizations and Variable Interest Entities
The Company purchases subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The securitization trusts are considered VIEs for financial reporting purposes and, thus, are reviewed for consolidation under the applicable consolidation guidance. As the Company has both the power to direct the activities of the securitization trusts that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trusts. The underlying loans are classified as residential mortgage loans held-for-investment in securitization trusts and the underlying debt is classified as collateralized borrowings in securitization trusts on the consolidated balance sheets. The interest income on residential mortgage loans held-for-investment and interest expense on collateralized borrowings are recorded on the consolidated statements of comprehensive (loss) income. See Note 16 - Fair Value of these notes to the consolidated financial statements for details on fair value measurement.
Residential Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
Residential mortgage loans held-for-investment in securitization trusts related to the Company's on-balance sheet securitizations are reported at fair value as a result of a fair value option election. These securitized mortgage loans are legally isolated from the Company and have been structured to be beyond the reach of creditors of the Company. Fair value is determined under the guidance of ASC 820. An entity is allowed to measure both the financial assets and financial liabilities of a qualifying collateralized financing entity, or CFE, it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the Company’s securitization trusts are considered qualifying CFEs, the Company determines the fair value of these residential mortgage loans based on the fair value of its collateralized borrowings in securitization trusts and its retained interests from the Company’s on-balance sheet securitizations (eliminated in consolidation in accordance with U.S. GAAP), as the fair value of these instruments is more observable. See Note 16 - Fair Value of these notes to the consolidated financial statements for details on fair value measurement.
Interest income on residential mortgage loans held-for-investment is recognized at the loan coupon rate. Loans are considered past due when they are 30 days past their contractual due date. Interest income recognition is suspended when mortgage loans are placed on nonaccrual status. Generally, mortgage loans are placed on nonaccrual status when delinquent for more than 60 days or when determined not to be probable of full collection. Interest accrued, but not collected, at the date mortgage loans are placed on nonaccrual is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Mortgage loans are restored to accrual status only when contractually current or the collection of future payments is reasonably assured.
Commercial Real Estate Assets
The Company originates and purchases commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as commercial real estate assets on the consolidated balance sheets. Additionally, the Company is the sole certificate holder of a trust entity that holds a commercial real estate loan. The trust is considered a VIE for financial reporting purposes and, thus, is reviewed for consolidation under the applicable consolidation guidance. As the Company has both the power to direct the activities of the trust that most significantly impact the entity’s performance, and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, the Company consolidates the trust. The underlying loan is classified as commercial real estate assets on the consolidated balance sheets. The loan is legally isolated from the Company and has been structured to be beyond the reach of creditors of the Company. Interest income on commercial real estate assets is recorded on the consolidated statements of comprehensive (loss) income.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Commercial real estate assets are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the assets are deemed impaired. Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due pursuant to the contractual terms of the loan. Because the Company’s commercial real estate assets are collateralized either by real property or by equity interests in the commercial real estate borrower, impairment is measured by comparing the estimated fair value of the underlying collateral to the amortized cost of the respective loan. The valuation of the underlying collateral requires significant judgment, which includes assumptions regarding capitalization rates, leasing, credit worthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, overall economic conditions, the broader commercial real estate market, local geographic sub-markets, and other factors deemed necessary. If a loan is determined to be impaired, the Company records an allowance to reduce the carrying value of the loan through a charge to provision for loan losses. Actual losses, if any, could ultimately differ from these estimates.
Interest income on commercial real estate assets is recognized at the loan coupon rate. Any premiums or discounts, loan fees and origination costs are amortized or accreted into interest income over the lives of the loans using the effective interest method. Loans are considered past due when they are 30 days past their contractual due date. Interest income recognition is suspended when loans are placed on nonaccrual status. Generally, commercial real estate loans are placed on nonaccrual status when delinquent for more than 60 days or when determined not to be probable of full collection. Interest accrued, but not collected, at the date loans are placed on nonaccrual is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Commercial real estate loans are restored to accrual status only when contractually current or the collection of future payments is reasonably assured.
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
MSR are reported at fair value on the consolidated balance sheets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates). Changes in the fair value of MSR as well as servicing fee income and servicing expenses are reported on the consolidated statements of comprehensive (loss) income.
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
Due from/to Counterparties, net
Due from Counterparties includes cash held by counterparties for payment of principal and interest as well as cash held by counterparties as collateral against the Company’s derivatives and/or repurchase agreements but represents excess capacity and deemed unrestricted and a receivable from the counterparty as of the balance sheet date. Due to counterparties includes cash payable by the Company upon settlement of trade positions as well as cash deposited to and held by the Company as collateral against the Company’s derivatives and/or repurchase agreements but represents a payable to the counterparty as of the balance sheet date. Due to counterparties also includes purchase price holdbacks on MSR acquisitions for missing documents.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Derivative Financial Instruments, at Fair Value
In accordance with ASC 815, Derivatives and Hedging, as amended and interpreted, or ASC 815, all derivative financial instruments, whether designated for hedging relationships or not, are recorded on the consolidated balance sheets as assets or liabilities and carried at fair value.
At the inception of a derivative contract, the Company determines whether the instrument will be part of a qualifying hedge accounting relationship or whether the Company will account for the contract as a trading instrument. Due to the volatility of the credit markets and difficulty in effectively matching pricing or cash flows, the Company has elected to treat all current derivative contracts as trading instruments. Changes in fair value as well as the accrual and settlement of interest associated with derivatives accounted for as trading instruments are reported in the consolidated statements of comprehensive (loss) income as (loss) gain on interest rate swap and swaption agreements or (loss) gain on other derivative instruments depending on the type of derivative instrument.
The Company enters into interest rate derivative contracts for a variety of reasons, including minimizing fluctuations in earnings or market values on certain assets or liabilities that may be caused by changes in interest rates. The Company may, at times, enter into various forward contracts including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, and caps. Due to the nature of these instruments, they may be in a receivable/asset position or a payable/liability position at the end of an accounting period. Amounts payable to and receivable from the same party under contracts may be offset as long as the following conditions are met: (a) each of the two parties owes the other determinable amounts; (b) the reporting party has the right to offset the amount owed with the amount owed by the other party; (c) the reporting party intends to offset; and (d) the right of offset is enforceable by law. If the aforementioned conditions are not met, amounts payable to and receivable from are presented by the Company on a gross basis in its consolidated balance sheets.
The Company has provided specific disclosure regarding the location and amounts of derivative instruments in the consolidated financial statements and how derivative instruments and related hedged items are accounted for. See Note 13 - Derivative Instruments and Hedging Activities of these notes to the consolidated financial statements.
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
Repurchase Agreements
The Company finances the acquisition of certain of its investment securities, residential mortgage loans and commercial real estate assets through the use of repurchase agreements. These repurchase agreements are generally short-term debt, which expire within one year. As of December 31, 2014, certain of the Company’s repurchase agreements had contractual terms of greater than one year, and were considered long-term debt. Borrowings under repurchase agreements generally bear interest rates of a specified margin over one-month LIBOR and are generally uncommitted. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements.
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
As of December 31, 2015, the Company had FHLB advances with long-term maturities. The advances with less than five year terms generally bear interest rates of a spread over one- or three-month LIBOR and the advances with 20-year terms generally bear interest rates of or one- or three-month MOVR, or the FHLB member option variable-rate. FHLB advances are treated as secured financing transactions and are carried at their contractual amounts.

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
The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with ASC 740, Income Taxes. The Company records these liabilities to the extent the Company deems them more likely than not to be incurred. The Company classifies interest and penalties on material uncertain tax positions as interest expense and operating expense, respectively, in its consolidated statements of comprehensive (loss) income.
Earnings Per Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. For both basic and diluted per share calculations, potential common shares represents issued and unvested shares of restricted stock, which have full rights to the common stock dividend declarations of the Company. For diluted per share calculations, potential common shares also includes dilutive warrants if the weighted average market value per share of the Company’s common stock was above the strike price of the warrants during the period presented. In accordance with ASC 260, Earnings Per Share, or ASC 260, if there is a loss from continuing operations, the common stock equivalents are deemed anti-dilutive and earnings (loss) per share is calculated excluding the potential common shares. At 5:00 p.m. EST on November 7, 2013, all outstanding warrants expired, pursuant to the terms of the warrant agreement. No warrants remain outstanding as of December 31, 2015.
Other Comprehensive (Loss) Income
Current period net unrealized gains and losses on AFS securities, excluding Agency interest-only securities and GSE credit risk transfer securities, are reported as components of accumulated other comprehensive income on the consolidated statements of stockholders’ equity and in the consolidated statements of comprehensive (loss) income. Net unrealized gains and losses on securities held by our taxable subsidiaries that are reported in accumulated other comprehensive income are adjusted for the effects of taxation and may create deferred tax assets or liabilities.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Equity Incentive Plan
The Company’s Second Restated 2009 Equity Incentive Plan, or the Plan, was approved by its stockholders on May 14, 2015. The Plan provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including PRCM Advisers and its affiliates. The Plan is administered by the compensation committee of the Company’s board of directors. The Plan permits the granting of restricted shares of common stock, phantom shares, dividend equivalent rights and other equity-based awards. See Note 22 - Equity Incentive Plan for further details regarding the Plan.
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
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of December 31, 2015 and December 31, 2014:

	December 31, 2015
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$325,755	$(54,246)	$271,509	$(7,285)	$—	$264,224
Total Assets	$325,755	$(54,246)	$271,509	$(7,285)	$—	$264,224

Liabilities
Repurchase agreements	$(5,008,274)	$—	$(5,008,274)	$5,008,274	$—	$—
Derivative liabilities	(61,531)	54,246	(7,285)	7,285	—	—
Total Liabilities	$(5,069,805)	$54,246	$(5,015,559)	$5,015,559	$—	$—

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
Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity
In August 2014, the FASB issued ASU No. 2014-13, which updates the guidance on measuring the financial assets and financial liabilities of CFEs. The update allows an entity to measure both the financial assets and financial liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. The ASU requires certain recurring disclosures and is effective for annual periods beginning on or after December 15, 2015, with early adoption permitted as of the beginning of an annual period. Early adoption of this ASU was applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of January 1, 2015, which did not have a material impact on the Company’s consolidated financial condition or results of operations.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure
In August 2014, the FASB issued ASU No. 2014-14, which requires that, upon foreclosure, a mortgage loan that is fully guaranteed under certain government programs be derecognized and a separate receivable be recognized when specific criteria are met. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2014, with early adoption permitted. Adoption of this ASU did not have a material impact on the Company’s consolidated financial condition or results of operations.
Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
In August 2014, the FASB issued ASU No. 2014-15, which requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern for both annual and interim reporting periods. The ASU requires certain disclosures if it concludes that substantial doubt exists and plans to alleviate that doubt. It is effective for annual periods ending after December 15, 2016, and for both annual and interim periods thereafter, with early adoption permitted.
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
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. The ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2015, with early adoption permitted. Early adoption of this ASU did not have a material impact on the Company’s financial condition or results of operations.
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU No. 2016-01, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017, with early adoption permitted. The Company has determined this ASU will not have a material impact on the Company’s financial condition or results of operations.

Note 3. Variable Interest Entities
The Company purchases subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or the Company’s subsidiaries. Additionally, the Company is the sole certificate holder of a trust entity that holds a commercial real estate loan. All of these trusts are considered VIEs for financial reporting purposes and, thus, were reviewed for consolidation under the applicable consolidation guidance. Because the Company has both the power to direct the activities of the trusts that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trusts. As the Company is required to reassess VIE consolidation guidance each quarter, new facts and circumstances may change the Company’s determination. A change in the Company’s determination could result in a material impact to the Company’s consolidated financial statements during subsequent reporting periods.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the consolidated balance sheets as of December 31, 2015 and December 31, 2014:

(in thousands)	December 31, 2015	December 31, 2014
Residential mortgage loans held-for-investment in securitization trusts	$3,173,727	$1,744,746
Commercial real estate assets	45,698	—
Accrued interest receivable	18,493	10,197
Total Assets	$3,237,918	$1,754,943
Collateralized borrowings in securitization trusts	2,000,110	1,209,663
Accrued interest payable	5,943	3,678
Other liabilities	11,624	6,480
Total Liabilities	$2,017,677	$1,219,821

The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include non-Agency RMBS, which are classified within available-for-sale securities, at fair value on the consolidated balance sheets. As of December 31, 2015 and December 31, 2014, the carrying value, which also represents the maximum exposure to loss, of all non-Agency RMBS in unconsolidated VIEs was $1.9 billion and $3.0 billion, respectively.

Note 4. Discontinued Operations
On December 19, 2012, the Company completed the contribution of its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC, to Silver Bay. Two Harbors Property Investment LLC previously housed the Company’s portfolio of single-family rental properties. Because the Company will not have any significant continuing involvement in Two Harbors Property Investment LLC, all of the associated operating results were removed from continuing operations and are presented separately as discontinued operations for the year ended December 31, 2013.
Summarized financial information for the discontinued operations are presented below.

	Year Ended
	December 31,
	2015	2014	2013
Gain on contribution of entity	$—	$—	$3,861
Accrual adjustments for transaction expenses	—	—	138
Income from discontinued operations	$—	$—	$3,999

In addition to the gain on contribution of entity that was recorded in 2012 in connection with the closing of the contribution, certain adjustments were agreed to be recognized in 2013. These included an installment sales gain of approximately $4.0 million from Silver Bay, a reduction of 2013 management fees payable to PRCM Advisers of $4.3 million, and an immaterial amount of additional working capital adjustments determined in accordance with the contribution agreement entered into with Silver Bay. Of these amounts, $3.9 million of the installment sales gain was recorded as a gain on contribution of entity within discontinued operations, and the full $4.3 million of the reduction of 2013 management fees payable to PRCM Advisers was recorded within management fees, on the consolidated statement of comprehensive (loss) income for the year ended December 31, 2013. The remaining $0.1 million recorded within discontinued operations on the consolidated statement of comprehensive (loss) income for the year ended December 31, 2013 relates to accrual adjustments for transaction expenses related to the contribution. No further adjustments were recognized during 2015 or 2014. See Note 25 - Related Party Transactions for additional information.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 5. Available-for-Sale Securities, at Fair Value
The Company holds AFS investment securities which are carried at fair value on the consolidated balance sheets. AFS securities exclude the retained interests from the Company’s on-balance sheet securitizations, as they are eliminated in consolidation in accordance with U.S. GAAP. The following table presents the Company’s AFS securities by collateral type as of December 31, 2015 and December 31, 2014:

(in thousands)	December 31, 2015	December 31, 2014
Agency
Federal Home Loan Mortgage Corporation	$1,678,814	$2,418,546
Federal National Mortgage Association	3,602,348	6,768,875
Government National Mortgage Association	691,728	2,104,896
Non-Agency	1,852,430	3,048,785
Total available-for-sale securities	$7,825,320	$14,341,102

At December 31, 2015 and December 31, 2014, the Company pledged AFS securities with a carrying value of $7.8 billion and $14.2 billion, respectively, as collateral for repurchase agreements and FHLB advances. See Note 17 - Repurchase Agreements and Note 19 - Federal Home Loan Bank of Des Moines Advances.
At December 31, 2015 and December 31, 2014, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, or ASC 860, to be considered linked transactions and therefore classified as derivatives.
The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of December 31, 2015 and December 31, 2014:

	December 31, 2015
(in thousands)	Agency	Non-Agency	Total
Face Value	$8,257,030	$2,655,381	$10,912,411
Unamortized premium	394,787	—	394,787
Unamortized discount
Designated credit reserve	—	(409,077)	(409,077)
Net, unamortized	(2,721,979)	(707,021)	(3,429,000)
Amortized Cost	5,929,838	1,539,283	7,469,121
Gross unrealized gains	98,389	329,206	427,595
Gross unrealized losses	(55,337)	(16,059)	(71,396)
Carrying Value	$5,972,890	$1,852,430	$7,825,320

	December 31, 2014
(in thousands)	Agency	Non-Agency	Total
Face Value	$13,421,555	$4,291,872	$17,713,427
Unamortized premium	676,641	—	676,641
Unamortized discount
Designated credit reserve	—	(927,605)	(927,605)
Net, unamortized	(3,009,782)	(967,368)	(3,977,150)
Amortized Cost	11,088,414	2,396,899	13,485,313
Gross unrealized gains	238,291	653,529	891,820
Gross unrealized losses	(34,388)	(1,643)	(36,031)
Carrying Value	$11,292,317	$3,048,785	$14,341,102

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following tables present the carrying value of the Company’s AFS investment securities by rate type as of December 31, 2015 and December 31, 2014:

	December 31, 2015
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$108,596	$1,673,038	$1,781,634
Fixed Rate	5,864,294	179,392	6,043,686
Total	$5,972,890	$1,852,430	$7,825,320

	December 31, 2014
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$128,285	$2,558,832	$2,687,117
Fixed Rate	11,164,032	489,953	11,653,985
Total	$11,292,317	$3,048,785	$14,341,102

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
The following table presents the changes for the years ended December 31, 2015 and 2014 of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	Year Ended December 31,
	2015			2014
(in thousands)	Designated Credit Reserve	Unamortized Net Discount	Total	Designated Credit Reserve	Unamortized Net Discount	Total
Beginning balance at January 1	$(927,605)	$(967,368)	$(1,894,973)	$(1,234,449)	$(1,071,559)	$(2,306,008)
Acquisitions	557	(5,124)	(4,567)	(77,506)	(58,007)	(135,513)
Accretion of net discount	—	96,061	96,061	—	127,352	127,352
Realized credit losses	18,068	—	18,068	16,528	—	16,528
Reclassification adjustment for other-than-temporary impairments	1,742	—	1,742	(392)	—	(392)
Transfers from (to)	154,580	(154,580)	—	115,894	(115,894)	—
Sales, calls, other	343,581	323,990	667,571	252,320	150,740	403,060
Ending balance at December 31	$(409,077)	$(707,021)	$(1,116,098)	$(927,605)	$(967,368)	$(1,894,973)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time the securities had an unrealized loss position as of December 31, 2015 and December 31, 2014. At December 31, 2015, the Company held 1,181 AFS securities, of which 121 were in an unrealized loss position for less than twelve consecutive months and 182 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2014, the Company held 1,452 AFS securities, of which 57 were in an unrealized loss position for less than twelve consecutive months and 172 were in an unrealized loss position for more than twelve consecutive months.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2015	$1,503,939	$(26,984)	$1,141,839	$(44,412)	$2,645,778	$(71,396)
December 31, 2014	$413,102	$(3,146)	$1,323,688	$(32,885)	$1,736,790	$(36,031)

Evaluating AFS Securities for Other-Than-Temporary Impairments
In evaluating AFS securities for OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred. If the Company does not intend to sell and will not be more likely than not required to sell the security, the credit loss is recognized in earnings and the balance of the unrealized loss is recognized in either other comprehensive (loss) income, net of tax, or gain (loss) on investment securities, depending on the accounting treatment. If the Company intends to sell the security or will be more likely than not required to sell the security, the full unrealized loss is recognized in earnings.
The Company recorded a $0.5 million other-than-temporary credit impairment during the year ended December 31, 2015 on a total of two non-Agency RMBS where the future expected cash flows for each security were less than its amortized cost. As of December 31, 2015, impaired securities with a carrying value of $129.2 million had actual weighted average cumulative losses of 11.1%, a weighted average three-month prepayment speed of 4.3%, weighted average 60+ day delinquencies of 25.0% of the pool balance, and weighted average FICO score of 666. At December 31, 2015, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities; therefore, only the projected credit loss was recognized in earnings. During the years ended December 31, 2014 and 2013, the Company recorded $0.4 million and $1.7 million in other-than-temporary credit impairments on three and four non-Agency RMBS, respectively, where the future expected cash flows for each security were less than its amortized cost.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table presents the changes in OTTI included in earnings for the years ended December 31, 2015, 2014 and 2013:

	Year Ended
	December 31,
(in thousands)	2015	2014	2013
Cumulative credit loss at beginning of period	$(8,241)	$(9,467)	$(15,561)
Additions:
Other-than-temporary impairments not previously recognized	(238)	(91)	—
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	(297)	(301)	(1,662)
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	—	464	1,677
Decreases related to other-than-temporary impairments on securities sold	2,277	1,154	6,079
Cumulative credit loss at end of period	$(6,499)	$(8,241)	$(9,467)

Cumulative credit losses related to OTTI may be reduced for securities sold as well as for securities that mature, are paid down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain (loss) on investment securities in the Company’s consolidated statements of comprehensive (loss) income. For the years ended December 31, 2015, 2014 and 2013, the Company sold AFS securities for $7.0 billion, $3.5 billion and $4.4 billion with an amortized cost of $6.6 billion, $3.4 billion and $4.5 billion, for net realized gains of $369.4 million and $84.4 million, and losses of $64.5 million, respectively.
The following table presents the gross realized gains and losses on sales of AFS securities for the years ended December 31, 2015, 2014 and 2013:

	Year Ended
	December 31,
(in thousands)	2015	2014	2013
Gross realized gains	$388,392	$162,235	$202,112
Gross realized losses	(19,040)	(77,820)	(266,620)
Total realized gains (losses) on sales, net	$369,352	$84,415	$(64,508)

Note 6. Trading Securities, at Fair Value
At December 31, 2014 and during the year ended December 31, 2015, the Company held U.S. Treasuries in a TRS and classified these securities as trading instruments due to short-term investment objectives. The following table presents the carrying value of the Company’s trading securities as of December 31, 2015 and December 31, 2014:

(in thousands)	December 31, 2015	December 31, 2014
Amortized cost	$—	$1,996,289
Unrealized gains, net	—	1,367
Carrying value	$—	$1,997,656

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

For the years ended December 31, 2015, 2014 and 2013, the Company sold trading securities for $2.0 billion, $1.1 billion and $1.0 billion with an amortized cost of $2.0 billion, $1.1 billion and $997.9 million, resulting in realized gains of $7.4 million, $5.5 million and $3.0 million, respectively, on the sale of these securities. For the years ended December 31, 2015, 2014 and 2013, trading securities experienced change in unrealized losses of $1.4 million, $2.7 million and $1.0 million, respectively. Both realized and unrealized gains and losses are recorded as a component of gain (loss) on investment securities in the consolidated statements of comprehensive (loss) income.
At December 31, 2014, the Company pledged trading securities with a carrying value of $2.0 billion as collateral for repurchase agreements. See Note 17 - Repurchase Agreements.

Note 7. Residential Mortgage Loans Held-for-Sale, at Fair Value
Residential mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of a fair value option election. The following table presents the carrying value of the Company’s residential mortgage loans held-for-sale as of December 31, 2015 and December 31, 2014:

(in thousands)	December 31, 2015	December 31, 2014
Unpaid principal balance	$812,661	$534,101
Fair value adjustment	(1,230)	1,611
Carrying value	$811,431	$535,712

At December 31, 2015 and December 31, 2014, the Company pledged residential mortgage loans with a carrying value of $745.5 million and $416.8 million, respectively, as collateral for repurchase agreements and FHLB advances. See Note 17 - Repurchase Agreements and Note 19 - Federal Home Loan Bank of Des Moines Advances.

Note 8. Residential Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
The Company purchases subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The underlying residential mortgage loans held by the trusts, which are consolidated on the Company’s consolidated balance sheets, are classified as residential mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. The following table presents the carrying value of the Company’s residential mortgage loans held-for-investment in securitization trusts as of December 31, 2015 and December 31, 2014:

(in thousands)	December 31, 2015	December 31, 2014
Unpaid principal balance	$3,143,515	$1,699,748
Fair value adjustment	30,212	44,998
Carrying value	$3,173,727	$1,744,746

Note 9. Commercial Real Estate Assets
The Company originates and purchases commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as commercial real estate assets on the consolidated balance sheets. Additionally, the Company is the sole certificate holder of a trust entity that holds a commercial real estate loan. The underlying loan held by the trust is consolidated on the Company’s consolidated balance sheets and classified as commercial real estate assets. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the trust. Commercial real estate assets are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the assets are deemed impaired.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following tables summarize the Company’s commercial real estate assets by asset type, property type and geographic location as of December 31, 2015:

	December 31, 2015			December 31, 2014
(in thousands)	Mezzanine Loans	First Mortgages	Total	Mezzanine Loans	First Mortgages	Total
Unpaid principal balance	$153,913	$513,433	$667,346	$—	$—	$—
Unamortized (discount) premium	(237)	—	(237)	—	—	—
Unamortized net deferred origination fees	(830)	(5,326)	(6,156)	—	—	—
Carrying value	$152,846	$508,107	$660,953	$—	$—	$—
Unfunded commitments	$1,900	$50,334	$52,234	$—	$—	$—
Number of loans	6	12	18	—	—	—
Weighted average coupon	8.1%	4.5%	5.4%	—%	—%	—%
Weighted average years to maturity (1)	2.6	3.3	3.1	—	—	—
____________________

(1)
Based on contractual maturity date. Certain loans are subject to contractual extension options which may be subject to conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment penalty. The Company may also extend contractual maturities in connection with loan modifications.

(in thousands)	December 31, 2015		December 31, 2014
Property Type	Carrying Value	% of Commercial Portfolio	Carrying Value	% of Commercial Portfolio
Retail	$185,883	28.1%	$—	—%
Hotel	80,843	12.2%	—	—%
Multifamily	139,011	21.1%	—	—%
Office	255,216	38.6%	—	—%
Total	$660,953	100.0%	$—	—%

(in thousands)	December 31, 2015		December 31, 2014
Geographic Location	Carrying Value	% of Commercial Portfolio	Carrying Value	% of Commercial Portfolio
West	$131,488	19.9%	$—	—%
Southeast	240,839	36.4%	—	—%
Northeast	238,913	36.2%	—	—%
Midwest	49,713	7.5%	—	—%
Total	$660,953	100.0%	$—	—%

At December 31, 2015, the Company pledged commercial real estate assets with a carrying value of $361.1 million as collateral for repurchase agreements and FHLB advances. See Note 17 - Repurchase Agreements and Note 19 - Federal Home Loan Bank of Des Moines Advances. The Company did not hold any commercial real estate assets as of December 31, 2014.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table summarizes activity related to commercial real estate assets for the years ended December 31, 2015, 2014 and 2013:

	Year Ended
	December 31,
(in thousands)	2015	2014	2013
Balance at beginning of period	$—	$—	$—
Originations and purchases	669,283	—	—
Sales	(1,979)	—	—
Repayments	(344)	—	—
Net discount accretion (premium amortization)	149	—	—
(Increase) decrease in net deferred origination fees	(6,656)	—	—
Amortization of net deferred origination fees	319	—	—
Realized gains on sales	181	—	—
Allowance for loan losses	—	—	—
Balance at end of period	$660,953	$—	$—

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

The following table presents the number of loans, unpaid principal balance and carrying value (amortized cost) by risk rating for commercial real estate assets as of December 31, 2015 and December 31, 2014:

(dollars in thousands)	December 31, 2015			December 31, 2014
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1 – 3	18	$667,346	$660,953	—	$—	$—
4 – 5	—	—	—	—	—	—
Total	18	$667,346	$660,953	—	$—	$—

The Company has not recorded any allowances for losses as it is not deemed probable that the Company will not be able to collect all amounts due pursuant to the contractual terms of the loans.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 10. Servicing Activities
Mortgage Servicing Rights, at Fair Value
One of the Company’s wholly owned subsidiaries has approvals from Fannie Mae, Freddie Mac and Ginnie Mae to hold and manage MSR, which represent the right to control the servicing of mortgage loans. The Company and its subsidiaries do not originate or directly service mortgage loans, and instead contract with fully licensed subservicers to handle substantially all servicing functions for the loans underlying the Company’s MSR. The following table summarizes activity related to MSR for the years ended December 31, 2015, 2014 and 2013.

	Year Ended
	December 31,
(in thousands)	2015	2014	2013
Balance at beginning of period	$452,006	$514,402	$—
Additions from purchases of servicing rights	124,261	67,533	500,521
Additions from sales of residential mortgage loans	1,844	288	—
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	(51,634)	(73,573)	20,651
Other changes in fair value (1)	(47,950)	(54,815)	(6,770)
Other changes (2)	15,161	(1,829)	—
Balance at end of period	$493,688	$452,006	$514,402
____________________

(1)	Other changes in fair value primarily represents changes due to the realization of expected cash flows.

(2)	Other changes includes purchase price adjustments, contractual prepayment protection, and changes due to the Company’s purchase of the underlying collateral.

As of December 31, 2015 and December 31, 2014, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(in thousands)	December 31, 2015	December 31, 2014
Weighted average prepayment speed:	11.8%	11.9%
Impact on fair value of 10% adverse change	$(20,093)	$(14,012)
Impact on fair value of 20% adverse change	$(38,656)	$(31,640)
Weighted average delinquency:	4.0%	5.6%
Impact on fair value of 10% adverse change	$(3,826)	$(3,616)
Impact on fair value of 20% adverse change	$(6,640)	$(6,780)
Weighted average discount rate:	10.1%	9.5%
Impact on fair value of 10% adverse change	$(16,316)	$(16,272)
Impact on fair value of 20% adverse change	$(31,522)	$(31,640)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s consolidated statements of comprehensive (loss) income for the years ended December 31, 2015, 2014 and 2013:

	Year Ended
	December 31,
(in thousands)	2015	2014	2013
Servicing fee income	$123,834	$125,061	$11,807
Ancillary fee income	2,144	2,210	204
Float income	1,434	889	—
Total	$127,412	$128,160	$12,011

Mortgage Servicing Advances
In connection with the servicing of loans, the Company’s subservicers make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances, including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances, which are funded by the Company, totaled $37.5 million and $27.5 million and were included in other assets on the consolidated balance sheets as of December 31, 2015 and December 31, 2014, respectively.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of loans owned and classified as residential mortgage loans held-for-sale, loans held in consolidated VIEs classified as residential mortgage loans held-for-investment in securitization trusts and loans underlying MSR. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Residential mortgage loans held-for-sale	1,415	$812,661	1,008	$534,101
Residential mortgage loans held-for-investment in securitization trusts	413	297,379	487	358,458
Mortgage servicing rights (1)	245,144	51,386,141	224,073	44,949,061
Total serviced mortgage assets	246,972	$52,496,181	225,568	$45,841,620
____________________

(1)	Includes residential mortgage loans held-for-investment in securitization trusts for which the Company is the named servicing administrator.

Note 11. Restricted Cash
The Company is required to maintain certain cash balances with counterparties for securities and derivatives trading activity and collateral for the Company’s repurchase agreements and FHLB advances in restricted accounts. The Company has also placed cash in a restricted account pursuant to a letter of credit on an office space lease.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table presents the Company’s restricted cash balances as of December 31, 2015 and December 31, 2014:

(in thousands)	December 31, 2015	December 31, 2014
Restricted cash balances held by trading counterparties:
For securities and loan trading activity	$12,550	$12,000
For derivatives trading activity	130,355	211,989
As restricted collateral for repurchase agreements and Federal Home Loan Bank advances	119,310	112,435
Total restricted cash balances held by trading counterparties	262,215	336,424
Restricted cash balance pursuant to letter of credit on office lease	347	347
Total	$262,562	$336,771

Note 12. Accrued Interest Receivable
The following table presents the Company’s accrued interest receivable by collateral type:

(in thousands)	December 31, 2015	December 31, 2014
U.S. Treasuries	$—	$8,084
Available-for-sale securities:
Agency
Federal Home Loan Mortgage Corporation	6,235	8,734
Federal National Mortgage Association	12,407	22,392
Government National Mortgage Association	4,910	10,290
Non-Agency	2,339	3,835
Total available-for-sale securities	25,891	45,251
Residential mortgage loans held-for-sale	4,173	1,997
Residential mortgage loans held-for-investment in securitization trusts	18,339	10,197
Commercial real estate assets	1,567	—
Total	$49,970	$65,529

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Balance Sheet Presentation
In accordance with ASC 815, the Company records derivative financial instruments on its consolidated balance sheets as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative instruments and whether they qualify for hedge accounting treatment. Due to the volatility of the credit markets and difficulty in effectively matching pricing or cash flows, the Company has elected to treat all current derivative contracts as trading instruments.
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading instruments as of December 31, 2015 and December 31, 2014.

	December 31, 2015
(in thousands)	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$159,582	$932,037	$—	$—
Interest rate swap agreements	91,757	14,268,806	—	—
Credit default swaps	—	—	(703)	125,000
Swaptions, net	17,374	4,700,000	(4,831)	500,000
TBAs	1,074	847,000	(1,324)	550,000
Put and call options for TBAs, net	—	—	—	—
Constant maturity swaps	—	—	—	—
Markit IOS total return swaps	1,645	889,418	—	—
Forward purchase commitments	77	98,736	(427)	187,384
Total	$271,509	$21,735,997	$(7,285)	$1,362,384

	December 31, 2014
(in thousands)	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$188,592	$1,168,226	$—	$—
Interest rate swap agreements	55,471	9,569,000	(65,392)	9,015,000
Credit default swaps	—	—	(1,672)	125,000
Swaptions, net	121,591	9,550,000	(4,999)	2,860,000
TBAs	10,350	875,000	(17,687)	2,200,000
Put and call options for TBAs, net	90	2,000,000	—	—
Constant maturity swaps	2,013	12,000,000	(483)	2,000,000
Markit IOS total return swaps	1,387	598,459	—	—
Forward purchase commitments	1,297	554,838	—	—
Total	$380,791	$36,315,523	$(90,233)	$16,200,000

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table summarizes the location and amount of gains and losses reported in the consolidated statements of comprehensive (loss) income on the Company’s derivative trading instruments:

Trading Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Year Ended
(in thousands)		December 31,
		2015	2014	2013
Interest rate risk management
TBAs (1)	(Loss) gain on other derivative instruments	$(39,748)	$(69,921)	$151,021
Short U.S. Treasuries (1)	(Loss) gain on other derivative instruments	125	(8)	(991)
Put and call options for TBAs (1)	(Loss) gain on other derivative instruments	6,846	(14,070)	7,798
Put and call options for U.S. Treasuries (1)	(Loss) gain on other derivative instruments	(837)	—	—
Constant maturity swaps (1)	(Loss) gain on other derivative instruments	6,164	6,340	(11,438)
Interest rate swap agreements - Receivers (1)	(Loss) gain on interest rate swap and swaption agreements	52,785	201,536	(14,472)
Interest rate swap agreements - Payers (1)	(Loss) gain on interest rate swap and swaption agreements	(69,495)	(114,121)	6,400
Swaptions (1)	(Loss) gain on interest rate swap and swaption agreements	(63,797)	(242,795)	123,033
Markit IOS total return swaps (1)	(Loss) gain on other derivative instruments	(13,371)	8,061	(1,087)
Interest rate swap agreements - Payers (2)	(Loss) gain on interest rate swap and swaption agreements	(130,114)	(190,267)	130,268
Credit risk management
Credit default swaps - Receive protection (3)	(Loss) gain on other derivative instruments	(294)	1,742	(74,840)
Non-risk management
TBAs	(Loss) gain on other derivative instruments	—	(4,701)	38,297
Inverse interest-only securities	(Loss) gain on other derivative instruments	36,066	55,028	(13,415)
Forward purchase commitments	Gain (loss) on residential mortgage loans held-for-sale	(1,668)	4,729	(20,015)
Total		$(217,338)	$(358,447)	$320,559
____________________

(1)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s investment portfolio.

(2)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s repurchase agreements and FHLB advances.

(3)	Includes derivative instruments held to mitigate credit risk associated with the Company’s non-Agency RMBS and residential mortgage loans held-for-sale.

For the years ended December 31, 2015, 2014 and 2013, the Company recognized $85.6 million, $91.8 million and $58.5 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $16.1 billion, $23.3 billion and $17.0 billion notional, respectively, and receiving either LIBOR interest or a fixed interest rate.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$1,168,226	$12,563	$(248,752)	$932,037	$1,050,906	$64
Interest rate swap agreements	18,584,000	26,868,227	(31,183,421)	14,268,806	16,091,714	(126,870)
Credit default swaps	125,000	—	—	125,000	125,000	—
Swaptions, net	12,410,000	8,550,000	(15,760,000)	5,200,000	9,780,027	(99,273)
TBAs, net	(1,325,000)	(7,266,000)	8,888,000	297,000	(773,381)	(46,835)
Short U.S. Treasuries	—	(50,000)	50,000	—	—	125
Put and call options for TBAs, net	2,000,000	1,250,000	(3,250,000)	—	(120,548)	6,331
Put and call options for U.S. Treasuries, net	—	500,000	(500,000)	—	685	(837)
Constant maturity swaps	14,000,000	6,000,000	(20,000,000)	—	2,257,534	7,694
Markit IOS total return swaps	598,459	1,626,514	(1,335,555)	889,418	950,206	(11,296)
Forward purchase commitments	554,838	3,512,843	(3,781,561)	286,120	563,108	(21)
Total	$48,115,523	$41,004,147	$(67,121,289)	$21,998,381	$29,925,251	$(270,918)

	Year Ended December 31, 2014
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$1,525,845	$29,372	$(386,991)	$1,168,226	$1,324,581	$414
Interest rate swap agreements	19,619,000	24,215,598	(25,250,598)	18,584,000	23,329,504	(803)
Credit default swaps	427,073	—	(302,073)	125,000	138,418	(13,705)
Swaptions, net	5,130,000	15,860,000	(8,580,000)	12,410,000	9,460,438	(54,586)
TBAs, net	603,000	(10,882,000)	8,954,000	(1,325,000)	827,140	(33,985)
Short U.S. Treasuries	—	(125,000)	125,000	—	342	2
Put and call options for TBAs, net	—	5,500,000	(3,500,000)	2,000,000	772,603	(13,555)
Put and call options for U.S. Treasuries, net	—	—	—	—	—	—
Constant maturity swaps	10,000,000	46,000,000	(42,000,000)	14,000,000	11,715,068	1,037
Markit IOS total return swaps	49,629	586,550	(37,720)	598,459	437,604	—
Forward purchase commitments	12,063	2,753,280	(2,210,505)	554,838	361,326	3,431
Total	$37,366,610	$83,937,800	$(73,188,887)	$48,115,523	$48,367,024	$(111,750)
____________________

(1)	Excludes net interest paid or received in full settlement of the net interest spread liability.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the consolidated statements of cash flows. Derivative fair value adjustments are reflected within the unrealized loss (gain) on interest rate swaps and swaptions, unrealized gain on other derivative instruments, and (gain) loss on residential mortgage loans held-for-sale line items within the operating activities section of the consolidated statements of cash flows. Realized gains and losses on interest rate swap and swaption agreements are reflected within the loss (gain) on termination and option expiration of interest rate swaps and swaptions line item within the operating activities section of the consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the short sales and purchases of other derivative instruments, (payments for termination) proceeds from sales of other derivative instruments, and decrease in due to counterparties, net line items within the investing activities section of the consolidated statements of cash flows.
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
As of December 31, 2015 and December 31, 2014, the Company had outstanding fair value of $42.9 million and $55.7 million, respectively, of interest-only securities in place to economically hedge its investment securities. These interest-only securities are included in AFS securities, at fair value, in the consolidated balance sheets.
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
As of December 31, 2015, $847.0 million of the Company’s long notional TBA positions and $550.0 million of the Company’s short notional TBA positions were held in order to economically hedge portfolio risk. As of December 31, 2014, $0.9 billion of the Company’s long notional TBA positions and $2.2 billion of the Company’s short notional TBA positions were held in order to economically hedge portfolio risk. The Company discloses these positions on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of December 31, 2015 and December 31, 2014:

	As of December 31, 2015
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$847,000	$858,572	$859,646	$1,074	$—
Sale contracts	(550,000)	(568,813)	(570,137)	—	(1,324)
TBAs, net	$297,000	$289,759	$289,509	$1,074	$(1,324)

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

Put and Call Options for TBAs. As of December 31, 2014, the Company had purchased put options for TBAs with a notional amount of $2.0 billion and paid upfront premiums of approximately $0.6 million. The put options had a net fair market value of $0.1 million included in derivative assets, at fair value, in the consolidated balance sheet as of December 31, 2014. The Company did not hold any put and call options for TBAs at December 31, 2015.
Constant Maturity Swaps. The Company has also entered into constant maturity swaps between the 10-year interest rate swap curve and the yield to maturity on a 30-year Fannie Mae TBA to economically hedge mortgage spread widening risk. The Company had the following constant maturity swaps agreements in place at December 31, 2014:

(notional and dollars in thousands)
December 31, 2014
Determination Date	Average Strike Swap Rate	Notional Amount	Fair Value	Upfront Premium Paid	Unrealized Gain (Loss)
January 2015	0.538%	$7,000,000	$1,502	$—	$1,502
February 2015	0.572%	2,000,000	(13)	—	(13)
March 2015	0.552%	5,000,000	41	—	41
Total	0.548%	$14,000,000	$1,530	$—	$1,530

The Company did not have any constant maturity swap agreements in place at December 31, 2015.
Interest Rate Swap Agreements. As of December 31, 2015 and December 31, 2014, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk associated with the Company’s investment portfolio whereby the Company receives interest at a 3-month LIBOR rate:

(notional in thousands)
December 31, 2015
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2018	$2,040,000	1.563%	0.487%	2.94
2020 and Thereafter	1,210,000	2.164%	0.531%	5.08
Total	$3,250,000	1.787%	0.503%	3.74

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

(notional in thousands)
December 31, 2014
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2017	$2,000,000	1.070%	0.229%	2.54
2018	2,040,000	1.563%	0.238%	3.94
2019 and Thereafter	900,000	2.378%	0.255%	6.24
Total	$4,940,000	1.512%	0.237%	3.80

Additionally, as of December 31, 2015 and December 31, 2014, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk associated with the Company’s investment portfolio whereby the Company pays interest at a 3-month LIBOR rate:

(notional in thousands)
December 31, 2015
Swaps Maturities	Notional Amounts	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2018	$575,000	0.329%	1.440%	2.89
2020 and Thereafter	2,589,000	0.453%	2.301%	7.00
Total	$3,164,000	0.431%	2.145%	6.26

(notional in thousands)
December 31, 2014
Swaps Maturities	Notional Amounts	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2018	$575,000	0.231%	1.440%	3.89
2019 and Thereafter	1,579,000	0.239%	2.794%	9.19
Total	$2,154,000	0.237%	2.433%	7.77

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

As of December 31, 2015 and December 31, 2014, the Company had the following outstanding interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) risk associated with the Company’s short-term repurchase agreements and FHLB advances:

(notional in thousands)
December 31, 2015
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2016	$1,700,000	0.462%	0.481%	0.73
2017	2,375,000	0.765%	0.510%	1.59
2018	800,000	0.944%	0.384%	2.14
2019	350,000	1.283%	0.340%	3.44
2020 and Thereafter	2,629,806	1.821%	0.371%	8.04
Total	$7,854,806	1.094%	0.437%	3.71

(notional in thousands)
December 31, 2014
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2016	$4,100,000	0.667%	0.249%	1.65
2017	5,285,000	1.063%	0.248%	2.55
2018	625,000	0.945%	0.233%	3.08
2019 and Thereafter	1,480,000	2.408%	0.235%	7.70
Total	$11,490,000	1.089%	0.246%	2.92

Interest Rate Swaptions. As of December 31, 2015 and December 31, 2014, the Company had the following outstanding interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would either pay or receive a fixed rate) that were utilized as macro-economic hedges:

December 31, 2015
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$375	$174	0.75	$2,000,000	2.23%	3M Libor	6.3
Payer	≥ 6 Months	126,273	19,150	39.17	4,500,000	3.69%	3M Libor	5.8
Total Payer		$126,648	$19,324	38.51	$6,500,000	3.24%	3M Libor	5.9

Sale contracts:
Payer	≥ 6 Months	$(81,248)	$(6,738)	18.01	$(800,000)	3.44%	3M Libor	10.0
Total Payer		$(81,248)	$(6,738)	18.01	$(800,000)	3.44%	3M Libor	10.0

Receiver	< 6 Months	$(100)	$(43)	0.73	$(500,000)	3M Libor	1.75%	10.0
Total Receiver		$(100)	$(43)	0.73	$(500,000)	3M Libor	1.75%	10.0

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

December 31, 2014
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	≥ 6 Months	$255,358	$130,120	56.62	$8,210,000	4.12%	3M Libor	7.4
Total Payer		$255,358	$130,120	56.62	$8,210,000	4.12%	3M Libor	7.4

Receiver	< 6 Months	$10,715	$6,462	3.38	$5,000,000	3M Libor	1.35%	5.0
Total Receiver		$10,715	$6,462	3.38	$5,000,000	3M Libor	1.35%	5.0

Sale contracts:
Payer	≥ 6 Months	$(81,248)	$(19,990)	30.02	$(800,000)	3.44%	3M Libor	10.0
Total Payer		$(81,248)	$(19,990)	30.02	$(800,000)	3.44%	3M Libor	10.0

Markit IOS Total Return Swaps. The Company also enters into total return swaps (agreements whereby the Company receives or makes payments based on the total return of an underlying instrument or index, such as the Markit IOS Index, in exchange for fixed or floating rate interest payments) to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our investment portfolio (referred to as “convexity risk”). Total return swaps based on the Markit IOS Index are intended to synthetically replicate the performance of interest-only securities. The Company had the following total return swap agreements in place at December 31, 2015 and December 31, 2014:

(notional and dollars in thousands)
December 31, 2015
Maturity Date	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain (Loss)
January 12, 2043	$(369,639)	$456	$(866)	$(410)
January 12, 2044	(325,003)	350	(1,679)	(1,329)
January 12, 2045	(194,776)	839	1,162	2,001
Total	$(889,418)	$1,645	$(1,383)	$262

(notional and dollars in thousands)
December 31, 2014
Maturity Date	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain (Loss)
January 12, 2043	$(411,281)	$763	$(1,457)	$(694)
January 12, 2044	(187,178)	624	(275)	349
Total	$(598,459)	$1,387	$(1,732)	$(345)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Credit Default Swaps. For non-Agency investment securities, residential mortgage loans and commercial real estate assets, the Company may enter into credit default swaps to hedge credit risk. In future periods, the Company could enhance its credit risk protection, enter into further paired derivative positions, including both long and short credit default swaps and/or seek opportunistic trades in the event of a market disruption (see discussion under “Non-Risk Management Activities” below). The Company also has processes and controls in place to monitor, analyze, manage and mitigate its credit risk with respect to non-Agency RMBS, residential mortgage loans and commercial real estate assets.
As of December 31, 2015 and December 31, 2014, the Company held credit default swaps whereby the Company received credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company’s credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.
The following tables present credit default swaps whereby the Company is receiving protection held as of December 31, 2015 and December 31, 2014:

(notional and dollars in thousands)
December 31, 2015
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain (Loss)
Receive	June 20, 2016	105.50	$(100,000)	$(502)	$(260)	$(762)
	December 20, 2016	496.00	(25,000)	(201)	(4,062)	(4,263)
	Total	183.60	$(125,000)	$(703)	$(4,322)	$(5,025)

(notional and dollars in thousands)
December 31, 2014
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain (Loss)
Receive	June 20, 2016	105.50	$(100,000)	$(1,350)	$(260)	$(1,610)
	December 20, 2016	496.00	(25,000)	(322)	(4,062)	(4,384)
	Total	183.60	$(125,000)	$(1,672)	$(4,322)	$(5,994)

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of December 31, 2015, the fair value of derivative financial instruments as an asset and liability position was $271.5 million and $7.3 million, respectively.
The Company attempts to mitigate its credit risk exposure on derivative financial instruments by limiting its counterparties to banks and financial institutions that meet established credit guidelines. The Company also seeks to spread its credit risk exposure across multiple counterparties in order to reduce the exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty or clearing agency, in the case of centrally cleared interest rate swaps, upon occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties and clearing agencies, which require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. As of December 31, 2015, the Company has received cash deposits from counterparties of $6.3 million and placed cash deposits of $136.5 million in accounts maintained by counterparties, of which the amounts are netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the consolidated balance sheets.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Non-Risk Management Activities
The Company has entered into certain financial instruments that are considered derivative contracts under ASC 815 that are not for purposes of hedging. These contracts are currently limited to forward purchase commitments and inverse interest-only RMBS.
Commitments to Purchase Residential Mortgage Loans Held-for-Sale. Prior to a mortgage loan purchase, the Company may enter into forward purchase commitments with counterparties whereby the Company commits to purchasing the loans at a particular interest rate, provided the borrower elects to close the loan. These commitments to purchase mortgage loans have been defined as derivatives and are therefore recorded on the consolidated balance sheets as assets or liabilities and measured at fair value. Subsequent changes in fair value are recorded on the Company’s consolidated balance sheets as adjustments to the carrying value of these assets or liabilities with a corresponding adjustment recognized in current period earnings. As of December 31, 2015 and December 31, 2014, the Company had outstanding commitments to purchase $286.1 million and $554.8 million of mortgage loans, subject to fallout if the loans do not close, with a fair value asset of $0.1 million and a fair value liability of $0.4 million at December 31, 2015, and a fair value asset of $1.3 million at December 31, 2014, respectively.
Inverse Interest-Only Securities. As of December 31, 2015 and December 31, 2014, inverse interest-only securities with a carrying value of $159.6 million and $188.6 million, including accrued interest receivable of $1.7 million and $2.2 million, respectively, were accounted for as derivative financial instruments in the consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of December 31, 2015 and December 31, 2014:

(in thousands)	December 31, 2015	December 31, 2014
Face Value	$932,037	$1,168,226
Unamortized premium	—	—
Unamortized discount
Designated credit reserve	—	—
Net, unamortized	(792,178)	(991,715)
Amortized Cost	139,859	176,511
Gross unrealized gains	19,655	14,162
Gross unrealized losses	(1,608)	(4,269)
Carrying Value	$157,906	$186,404

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 14. Other Assets
Other assets as of December 31, 2015 and December 31, 2014 are summarized in the following table:

(in thousands)	December 31, 2015	December 31, 2014
Property and equipment at cost	$5,997	$4,849
Accumulated depreciation (1)	(3,303)	(1,941)
Net property and equipment	2,694	2,908
Prepaid expenses	1,572	1,790
Income taxes receivable	5,286	—
Deferred tax assets, net	44,318	40,847
Servicing advances	37,499	27,490
Federal Home Loan Bank stock	156,650	100,010
Equity investments	3,000	3,000
Other receivables	20,556	12,534
Total other assets	$271,575	$188,579
____________________

(1)	Depreciation expense for the years ended December 31, 2015 and 2014 was $1.4 million and $1.1 million, respectively.

Note 15. Other Liabilities
Other liabilities as of December 31, 2015 and December 31, 2014 are summarized in the following table:

(in thousands)	December 31, 2015	December 31, 2014
Accrued expenses	$37,052	$29,819
Accrued interest payable	18,723	23,772
Income taxes payable	70	1,375
Other	16,387	9,473
Total other liabilities	$72,232	$64,439

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
Investment securities. The Company holds a portfolio of AFS and, from time to time, trading securities that are carried at fair value in the consolidated balance sheets. AFS securities are primarily comprised of Agency and non-Agency RMBS while the Company’s trading securities are comprised of U.S. Treasuries. The Company determines the fair value of its U.S. Treasuries and Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of its non-Agency RMBS, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company did not hold any U.S. Treasuries at December 31, 2015. The Company classified 100% of its RMBS AFS securities reported at fair value as Level 2 at December 31, 2015. AFS securities account for 62.2% of all assets reported at fair value at December 31, 2015.
Residential mortgage loans held-for-sale. The Company holds residential mortgage loans held-for-sale that are carried at fair value in the consolidated balance sheets as a result of a fair value option election. The Company determines fair value of its residential mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 94.2% and 5.8% of its residential mortgage loans held-for-sale as Level 2 and Level 3 fair value assets, respectively, at December 31, 2015.
Residential mortgage loans held-for-investment in securitization trusts. The Company recognizes on its consolidated balance sheets residential mortgage loans held-for-investment in securitization trusts that are carried at fair value as a result of a fair value option election. An entity is allowed to measure both the financial assets and financial liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the Company’s securitization trusts are considered qualifying CFEs, the Company determines the fair value of these residential mortgage loans based on the fair value of its collateralized borrowings in securitization trusts and its retained interests from the Company’s on-balance sheet securitizations (eliminated in consolidation in accordance with U.S. GAAP), as the fair value of these instruments is more observable. The Company classified 100% of its residential mortgage loans held-for-investment in securitization trusts as Level 2 fair value assets at December 31, 2015.
Mortgage servicing rights. The Company holds a portfolio of MSR that are reported at fair value on the consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing providers. Although MSR transactions are observable in the marketplace, the valuation is based upon cash flow models that include unobservable market data inputs (including prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its MSR as Level 3 fair value assets at December 31, 2015.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, swaptions, put and call options for TBAs and U.S. Treasuries, credit default swaps, constant maturity swaps and Markit IOS total return swaps. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, swaptions put and call options for TBAs, credit default swaps and total return swaps reported at fair value as Level 2 at December 31, 2015. The Company did not hold any put and call options for U.S. Treasuries or constant maturity swaps at December 31, 2015.
The Company also enters into certain other derivative financial instruments, such as TBAs, short U.S. Treasuries and inverse interest-only securities. These instruments are similar in form to the Company’s AFS and trading securities and the Company utilizes a pricing service to value TBAs and broker quotes to value short U.S. Treasuries and inverse interest-only securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at December 31, 2015. The Company reported 100% of its TBAs as Level 1 as of December 31, 2015. The Company did not hold any short U.S. Treasuries at December 31, 2015.
The Company may also enter into forward purchase commitments on residential mortgage loans whereby the Company commits to purchasing the loans at a particular interest rate. The fair value of these derivatives is determined based on prices currently offered in the marketplace for new commitments. Fallout assumptions if the borrower elects not to close the loan are applied to the pricing. As of December 31, 2015, the Company had outstanding commitments to purchase $286.1 million of mortgage loans, subject to fallout if the loans do not close, with a fair value asset of $0.1 million and a fair value liability of $0.4 million. The Company classified 100% of the forward purchase commitments reported at fair value as Level 2 at December 31, 2015.
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
Collateralized borrowings in securitization trusts. The Company recognizes on its consolidated balance sheets collateralized borrowings that are carried at fair value as a result of a fair value option election. In determining the fair value of its collateralized borrowings, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its collateralized borrowings in securitization trusts as Level 2 fair value liabilities at December 31, 2015.

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

	Recurring Fair Value Measurements
	At December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$7,825,320	$—	$7,825,320
Residential mortgage loans held-for-sale	—	764,319	47,112	811,431
Residential mortgage loans held-for-investment in securitization trusts	—	3,173,727	—	3,173,727
Mortgage servicing rights	—	—	493,688	493,688
Derivative assets	1,074	270,435	—	271,509
Total assets	$1,074	$12,033,801	$540,800	$12,575,675
Liabilities
Collateralized borrowings in securitization trusts	$—	$2,000,110	$—	$2,000,110
Derivative liabilities	1,324	5,961	—	7,285
Total liabilities	$1,324	$2,006,071	$—	$2,007,395

	Recurring Fair Value Measurements
	At December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$14,341,102	$—	$14,341,102
Trading securities	1,997,656	—	—	1,997,656
Residential mortgage loans held-for-sale	—	500,159	35,553	535,712
Residential mortgage loans held-for-investment in securitization trusts	—	1,744,746	—	1,744,746
Mortgage servicing rights	—	—	452,006	452,006
Derivative assets	10,350	370,441	—	380,791
Total assets	$2,008,006	$16,956,448	$487,559	$19,452,013
Liabilities
Collateralized borrowings in securitization trusts	$—	$1,209,663	$—	$1,209,663
Derivative liabilities	17,687	72,546	—	90,233
Total liabilities	$17,687	$1,282,209	$—	$1,299,896

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2015, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The valuation of Level 3 instruments requires significant judgment by the third-party pricing providers and/or management. The third-party pricing providers and/or management rely on inputs such as market price quotations from market makers (either market or indicative levels), original transaction price, recent transactions in the same or similar instruments, and changes in financial ratios or cash flows to determine fair value. Level 3 instruments may also be discounted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by the third-party pricing provider in the absence of market information. Assumptions used by the third-party pricing provider due to lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s consolidated financial statements. The Company’s valuation committee reviews all valuations that are based on pricing information received from a third-party pricing provider. As part of this review, prices are compared against other pricing or input data points in the marketplace, along with internal valuation expertise, to ensure the pricing is reasonable. In addition, the Company performs back-testing of pricing information to validate price information and identify any pricing trends of a third-party price provider.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table presents the reconciliation for all of the Company’s Level 3 assets measured at fair value on a recurring basis:

	Level 3 Recurring Fair Value Measurements
	Year Ended
	December 31,
	2015				2014
(in thousands)	Residential Mortgage Loans Held-For-Sale		Mortgage Servicing Rights		Residential Mortgage Loans Held-For-Sale		Mortgage Servicing Rights
Beginning of period level 3 fair value	$35,553		$452,006		$424,726		$514,402
Gains (losses) included in net income:
Realized gains (losses)	25,330		(47,950)		7,734		(54,815)
Unrealized gains (losses)	445	(1)	(51,634)	(3)	(3,213)	(1)	(73,573)	(3)
Total net gains (losses) included in net income	25,775		(99,584)		4,521		(128,388)
Other comprehensive income	—		—		—		—
Purchases	231,782		126,105		66,793		67,821
Sales	(163,449)		—		(433,603)		—
Settlements	(82,549)		15,161		(26,884)		(1,829)
Gross transfers into level 3	—		—		—		—
Gross transfers out of level 3	—		—		—		—
End of period level 3 fair value	$47,112		$493,688		$35,553		$452,006
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$566	(2)	$(51,634)	(4)	$(3,028)	(2)	$(73,573)	(4)
___________________

(1)
The change in unrealized gains or losses on residential mortgage loans held-for-sale was recorded in gain (loss) on residential mortgage loans held-for-sale on the consolidated statements of comprehensive (loss) income.

(2)
The change in unrealized gains or losses on residential mortgage loans held-for-sale that were held at the end of the reporting period was recorded in gain (loss) on residential mortgage loans held-for-sale on the consolidated statements of comprehensive (loss) income.

(3)	The change in unrealized gains or losses on MSR was recorded in (loss) gain on servicing asset on the consolidated statements of comprehensive (loss) income.

(4)
The change in unrealized gains or losses on MSR that were held at the end of the reporting period was recorded in (loss) gain on servicing asset on the consolidated statements of comprehensive (loss) income.

The Company did not incur transfers between Level 1, Level 2 or Level 3 for the years ended December 31, 2015 or 2014. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The Company also used a third-party pricing provider in the fair value measurement of its Level 3 MSR. The table below presents information about the significant unobservable inputs used by the third-party pricing provider in the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at December 31, 2015:

December 31, 2015
Valuation Technique	Unobservable Input (1)	Range			Weighted Average
Discounted cash flow	Constant prepayment speed	9.6	-	13.5%	11.8%
	Delinquency	3.7	-	4.2%	4.0%
	Discount rate	8.7	-	11.2%	10.1%
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

Fair Value Option for Financial Assets and Financial Liabilities
On July 1, 2015, the Company elected the fair value option for Agency interest-only securities and GSE credit risk transfer securities acquired on or after such date. The fair value option was elected to simplify the reporting of changes in fair value. Agency interest-only securities and GSE credit risk transfer securities are carried within AFS securities on the consolidated balance sheets. The Company’s policy is to separately record interest income, net of premium amortization or including discount accretion, on these fair value elected securities. Fair value adjustments are reported in gain (loss) on investment securities on the consolidated statements of comprehensive (loss) income.
The Company elected the fair value option for the residential mortgage loans it has acquired. The fair value option was elected to mitigate earnings volatility by better matching the accounting for the assets with the related hedges. The mortgage loans are carried within residential mortgage loans held-for-sale on the consolidated balance sheets. The Company’s policy is to separately record interest income on these fair value elected loans. Upfront fees and costs related to the fair value elected loans are not deferred or capitalized. Fair value adjustments are reported in gain (loss) on residential mortgage loans held-for-sale on the consolidated statements of comprehensive (loss) income. The fair value option is irrevocable once the loan is acquired.
The Company elected the fair value option for the equity securities previously carried on the consolidated balance sheets, which consisted solely of shares of Silver Bay common stock. The Company determined fair value of these equity securities based on the closing market price at period end. Fair value adjustments were reported in gain (loss) on investment securities on the consolidated statements of comprehensive (loss) income.
The Company also elected the fair value option for both the residential mortgage loans held-for-investment in securitization trusts and the collateralized borrowings in securitization trusts carried on the consolidated balance sheets. The fair value option was elected to better reflect the economics of the Company’s retained interests. The Company’s policy is to separately record interest income on the fair value elected loans and interest expense on the fair value elected borrowings. Upfront fees and costs are not deferred or capitalized. Fair value adjustments are reported in other (loss) income on the consolidated statements of comprehensive (loss) income.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following tables summarize the fair value option elections and information regarding the line items and amounts recognized in the consolidated statements of comprehensive (loss) income for each fair value option-elected item.

	Year Ended December 31, 2015
(in thousands)	Interest income (expense)		Gain (loss) on investment securities	Gain (loss) on residential mortgage loans held-for-sale	Other (loss) income	Total included in net income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$124		$(68)	$—	$—	$56	NA
Residential mortgage loans held-for-sale	28,966	(1)	—	15,932	—	44,898	(6,365)	(3)
Residential mortgage loans held-for-investment in securitization trusts	95,740	(1)	—	—	(52,440)	43,300	—	(2)
Liabilities
Collateralized borrowings in securitization trusts	(57,216)		—	—	25,914	(31,302)	—	(2)
Total	$67,614		$(68)	$15,932	$(26,526)	$56,952	$(6,365)

	Year Ended December 31, 2014
(in thousands)	Interest income (expense)		Gain (loss) on investment securities	Gain (loss) on residential mortgage loans held-for-sale	Other (loss) income	Total included in net income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$—		$—	$—	$—	$—	NA
Residential mortgage loans held-for-sale	16,089	(1)	—	12,568	—	28,657	1,295	(3)
Residential mortgage loans held-for-investment in securitization trusts	41,220	(1)	—	—	41,125	82,345	—	(2)
Liabilities
Collateralized borrowings in securitization trusts	(26,760)		—	—	(24,285)	(51,045)	—	(2)
Total	$30,549		$—	$12,568	$16,840	$59,957	$1,295

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2013
(in thousands)	Interest income (expense)		Gain (loss) on investment securities	Gain (loss) on residential mortgage loans held-for-sale	Other (loss) income	Total included in net income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$—		$—	$—	$—	$—	NA
Equity securities	—		7,843	—	—	7,843	$—	(2)
Residential mortgage loans held-for-sale	22,185	(1)	—	(13,831)	—	8,354	6,677	(3)
Residential mortgage loans held-for-investment in securitization trusts	19,220	(1)	—	—	(22,910)	(3,690)	—	(2)
Liabilities
Collateralized borrowings in securitization trusts	(10,937)		—	—	37,114	26,177	—	(2)
Total	$30,468		$7,843	$(13,831)	$14,204	$38,684	$6,677
____________________

(1)
Interest income on residential mortgage loans held-for-sale and held-for-investment in securitization trusts is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.

(2)
The change in fair value on equity securities, residential mortgage loans held-for-investment in securitization trusts and collateralized borrowings in securitization trusts was due entirely to changes in market interest rates.

(3)	The change in fair value due to credit risk on residential mortgage loans held-for-sale was quantified by holding yield constant in the cash flow model in order to isolate the credit risk component.

The table below provides the fair value and the unpaid principal balance for the Company’s fair value option-elected loans and collateralized borrowings.

	December 31, 2015		December 31, 2014
(in thousands)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Residential mortgage loans held-for-sale
Total loans	$812,661	$811,431	$534,101	$535,712
Nonaccrual loans	$30,438	$25,771	$26,405	$20,574
Loans 90+ days past due	$26,702	$22,470	$25,263	$19,675
Residential mortgage loans held-for-investment in securitization trusts
Total loans	$3,143,515	$3,173,727	$1,699,748	$1,744,746
Nonaccrual loans	$860	$868	$—	$—
Loans 90+ days past due	$860	$868	$—	$—
Collateralized borrowings in securitization trusts
Total borrowings	$2,023,239	$2,000,110	$1,218,589	$1,209,663
____________________

(1)	Excludes accrued interest receivable.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Fair Value of Financial Instruments
In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheets, for which fair value can be estimated.
The following describes the Company’s methods for estimating the fair value of financial instruments. Descriptions are not provided for those items that have zero balances as of the current balance sheet date.

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

•
Commercial real estate assets are carried at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless deemed impaired. Because the Company has not yet recorded any allowances for losses and the rates and terms of the commercial real estate assets held at December 31, 2015 are similar to those observed in the market, carrying value, or amortized cost, approximates fair value. The Company categorizes the fair value measurement of these assets as Level 3.

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

•
The carrying value of repurchase agreements and FHLB advances that mature in less than one year generally approximates fair value due to the short maturities. The Company holds $3.8 billion of FHLB advances that are considered long-term. The Company’s long-term FHLB advances have floating rates based on an index plus a spread and, for members of the FHLB, the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2015 and December 31, 2014.

	December 31, 2015		December 31, 2014
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities	$7,825,320	$7,825,320	$14,341,102	$14,341,102
Trading securities	$—	$—	$1,997,656	$1,997,656
Residential mortgage loans held-for-sale	$811,431	$811,431	$535,712	$535,712
Residential mortgage loans held-for-investment in securitization trusts	$3,173,727	$3,173,727	$1,744,746	$1,744,746
Commercial real estate assets	$660,953	$660,953	$—	$—
Mortgage servicing rights	$493,688	$493,688	$452,006	$452,006
Cash and cash equivalents	$737,831	$737,831	$1,005,792	$1,005,792
Restricted cash	$262,562	$262,562	$336,771	$336,771
Derivative assets	$271,509	$271,509	$380,791	$380,791
Federal Home Loan Bank stock	$156,650	$156,650	$100,010	$100,010
Equity investments	$3,000	$3,000	$3,000	$3,000
Liabilities
Repurchase agreements	$5,008,274	$5,008,274	$12,932,463	$12,932,463
Collateralized borrowings in securitization trusts	$2,000,110	$2,000,110	$1,209,663	$1,209,663
Federal Home Loan Bank advances	$3,785,000	$3,785,000	$2,500,000	$2,500,000
Derivative liabilities	$7,285	$7,285	$90,233	$90,233

Note 17. Repurchase Agreements
As of December 31, 2015, the Company had outstanding $5.0 billion of repurchase agreements. Excluding the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 1.10% and weighted average remaining maturities of 35 days as of December 31, 2015. As of December 31, 2014, the Company had outstanding $12.9 billion of repurchase agreements, including repurchase agreements funding the Company’s U.S. Treasuries of $2.0 billion. Excluding the debt associated with the Company’s U.S. Treasuries and the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.72% and weighted average remaining maturities of 64 days as of December 31, 2014. As of December 31, 2014, the debt associated with the Company’s U.S. Treasuries had a weighted average borrowing rate of 0.23%. The Company did not have any repurchase agreements collateralized by U.S. Treasuries as of December 31, 2015.
At December 31, 2015 and December 31, 2014, the repurchase agreement balances were as follows:

(in thousands)	December 31, 2015	December 31, 2014
Short-term	$5,008,274	$12,839,242
Long-term	—	93,221
Total	$5,008,274	$12,932,463

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

At December 31, 2015 and December 31, 2014, the repurchase agreements had the following characteristics and remaining maturities:

	December 31, 2015
	Collateral Type
(dollars in thousands)	Agency RMBS	Non-Agency RMBS (1)	Agency Derivatives	Residential Mortgage Loans Held-for-Sale	Commercial Real Estate Assets	Total Amount Outstanding
Within 30 days	$1,719,292	$852,436	$58,286	$—	$59,349	$2,689,363
30 to 59 days	1,407,353	271,819	60,065	—	—	1,739,237
60 to 89 days	143,051	15,691	2,707	—	—	161,449
90 to 119 days	68,014	106,007	1,465	—	—	175,486
120 to 364 days	—	234,229	—	8,510	—	242,739
Total	$3,337,710	$1,480,182	$122,523	$8,510	$59,349	$5,008,274
Weighted average borrowing rate	0.65%	2.03%	1.18%	2.87%	2.62%	1.10%

	December 31, 2014
	Collateral Type
(dollars in thousands)	U.S. Treasuries	Agency RMBS	Non-Agency RMBS (1)	Agency Derivatives	Residential Mortgage Loans Held-for-Sale	Total Amount Outstanding
Within 30 days	$998,750	$2,305,726	$630,118	$44,723	$—	$3,979,317
30 to 59 days	—	3,568,049	945,032	82,344	—	4,595,425
60 to 89 days	—	631,992	260,228	11,066	—	903,286
90 to 119 days	—	317,155	117,395	—	—	434,550
120 to 364 days	—	1,635,650	278,401	—	15,113	1,929,164
Open maturity (2)	997,500	—	—	—	—	997,500
One year and over	—	—	93,221	—	—	93,221
Total	$1,996,250	$8,458,572	$2,324,395	$138,133	$15,113	$12,932,463
Weighted average borrowing rate	0.23%	0.42%	1.79%	0.99%	3.03%	0.64%
____________________

(1)	Includes repurchase agreements collateralized by retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

(2)	Includes repurchase agreements collateralized by U.S. Treasuries with an open maturity period (i.e., rolling 1-day maturity) renewable at the discretion of either party to the agreements.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	December 31, 2015	December 31, 2014
Available-for-sale securities, at fair value	$5,354,104	$11,874,783
Trading securities, at fair value	—	1,997,656
Residential mortgage loans held-for-sale, at fair value	9,543	19,123
Commercial real estate assets	108,958	—
Net economic interests in consolidated securitization trusts (1)	274,949	363,564
Cash and cash equivalents	15,000	14,117
Restricted cash	119,310	112,435
Due from counterparties	10,211	32,495
Derivative assets, at fair value	157,879	185,067
Total	$6,049,954	$14,599,240
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at December 31, 2015 and December 31, 2014:

	December 31, 2015				December 31, 2014
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Royal Bank of Canada	$799,527	$217,677	6%	31.5	$1,373,549	$401,194	10%	83.8
Barclays Capital Inc.	379,812	176,492	5%	40.2	1,346,085	365,879	9%	50.5
All other counterparties (2) (3)	3,828,935	641,616	18%	35.8	9,215,329	907,066	22%	57.7
Total	$5,008,274	$1,035,785			$11,934,963	$1,674,139
____________________

(1)
Represents the net carrying value of the securities, residential mortgage loans held-for-sale and commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases are not included in the amounts presented above. However, at both December 31, 2015 and December 31, 2014, the Company did not have any such payables.

(2)	Excludes $997.5 million of repurchase agreements collateralized by U.S. Treasuries with a rolling 1-day maturity as of December 31, 2014.

(3)	Represents amounts outstanding to 19 and 23 counterparties at December 31, 2015 and December 31, 2014, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 18. Collateralized Borrowings in Securitization Trusts, at Fair Value
The Company purchases subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The debt associated with the underlying residential mortgage loans held at the trusts, which are consolidated on the Company’s consolidated balance sheets, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. As of December 31, 2015 and December 31, 2014, the collateralized borrowings in securitization trusts had a carrying value of $2.0 billion and $1.2 billion with a weighted average interest rate of 3.6% for both periods.. The stated maturity dates for all collateralized borrowings were more than five years from both December 31, 2015 and December 31, 2014.

Note 19. Federal Home Loan Bank of Des Moines Advances
The Company’s wholly owned subsidiary, TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of December 31, 2015 and December 31, 2014, TH Insurance had $3.8 billion and $2.5 billion in outstanding secured advances with a weighted average borrowing rate of 0.58% and 0.34%, respectively, and had an additional $215.0 million of available uncommitted capacity for borrowings as of December 31, 2015. As of December 31, 2014, TH Insurance had no additional uncommitted capacity to borrow. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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
At December 31, 2015 and December 31, 2014, FHLB advances had the following remaining maturities:

(in thousands)	December 31, 2015	December 31, 2014
≤ 1 year	$—	$33,738
> 1 and ≤ 3 years	651,238	651,238
> 3 and ≤ 5 years	815,024	815,024
> 5 and ≤ 10 years	—	—
> 10 years	2,318,738	1,000,000
Total	$3,785,000	$2,500,000

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of FHLB advances:

(in thousands)	December 31, 2015	December 31, 2014
Available-for-sale securities, at fair value	$2,412,970	$2,284,532
Residential mortgage loans held-for-sale, at fair value	735,911	397,656
Commercial real estate assets	252,172	—
Net economic interests in consolidated securitization trusts (1)	863,363	80,732
Total	$4,264,416	$2,762,920
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The FHLB retains the right to mark the underlying collateral for FHLB advances to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral. In addition, as a condition to membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2015 and December 31, 2014, the Company had stock in the FHLB totaling $156.7 million and $100.0 million, respectively, which is included in other assets on the consolidated balance sheets. FHLB stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLB. Accordingly, when evaluating FHLB stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2015 and December 31, 2014, the Company had not recognized an impairment charge related to its FHLB stock.

Note 20. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of December 31, 2015:
Management agreement. The Company pays PRCM Advisers a management fee equal to 1.5% per annum, calculated and payable quarterly in arrears, of the Company’s stockholders’ equity. For purposes of calculating the management fee, the Company’s stockholders’ equity means the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company pays for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in U.S. GAAP, and certain non-cash items after discussions between PRCM Advisers and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduces the Company’s retained earnings at the end of any completed calendar quarter; it will reduce the management fee for such quarter. The Company’s stockholders’ equity for the purposes of calculating the management fee could be greater than the amount of stockholders’ equity shown on the consolidated financial statements. The current term of the management agreement expires on October 28, 2016, and automatically renews for successive one-year terms annually until terminated in accordance with the terms of the agreement.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Operating leases. As of December 31, 2015, the Company was obligated under non-cancelable operating leases for office space. Future minimum rental payments, including escalation clauses, under leases with terms of one year or more at December 31, 2015 were as follows:

(in thousands)
Year	Minimum Payment
2016	$2,121
2017	1,468
2018	1,187
2019	1,205
2020	1,223
Thereafter	1,765
Total	$8,969

Expenses under the lease agreements were $2.6 million, $2.0 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Legal and regulatory. From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of December 31, 2015.
Commitments to purchase residential mortgage loans. During the years ended December 31, 2015, 2014 and 2013, the Company entered into forward purchase commitments with counterparties whereby the Company committed to purchasing residential mortgage loans at a particular interest rate, provided the borrower elects to close the loan. All of these commitments were accounted for as derivatives at December 31, 2015 and December 31, 2014. See Note 13 - Derivative Instruments and Hedging Activities for additional information.
Unfunded commitments on commercial real estate loans. Certain of the Company’s commercial real estate loan agreements contain provisions for future fundings to borrowers, generally to finance lease-related or capital expenditures. As of December 31, 2015, the Company had unfunded commitments of $52.2 million on commercial real estate loans held-for-investment with expirations dates within the next two years.
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
In accordance with the purchase and sale agreement with our MSR and conduit counterparties, we have contractually mirrored our R&W obligations to the GSEs and private investors. As a result, we possess the ability to seek indemnification from our counterparties in the event of a realized loss from the fulfillment of our R&W obligation. At December 31, 2015 and December 31, 2014, the reserve (liability) for representation and warranty obligations was $2.8 million and $2.5 million, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 21. Stockholders’ Equity
Common Stock
As of December 31, 2015, the Company had 353,906,807 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding from December 31, 2012 through December 31, 2015:

Number of common shares
Common shares outstanding, December 31, 2012	298,813,258
Issuance of common stock	67,511,609
Issuance of restricted stock (1)	1,061,001
Repurchase of common stock	(2,450,700)
Common shares outstanding, December 31, 2013	364,935,168
Issuance of common stock	57,218
Issuance of restricted stock (1)	1,403,534
Common shares outstanding, December 31, 2014	366,395,920
Issuance of common stock	69,826
Issuance of restricted stock (1)	1,105,361
Repurchase of common stock	(13,664,300)
Common shares outstanding, December 31, 2015	353,906,807
____________________

(1)	Represents shares of restricted stock granted under the Second Restated 2009 Equity Incentive Plan, of which 2,290,609 restricted shares remained subject to vesting requirements at December 31, 2015.

Distributions to Stockholders
The following table presents cash dividends declared by the Company on its common stock for the years ended December 31, 2015, 2014 and 2013:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 16, 2015	December 30, 2015	January 20, 2016	$0.26
September 16, 2015	September 30, 2015	October 22, 2015	$0.26
June 17, 2015	June 30, 2015	July 21, 2015	$0.26
March 18, 2015	March 31, 2015	April 21, 2015	$0.26
December 16, 2014	December 30, 2014	January 20, 2015	$0.26
September 16, 2014	September 30, 2014	October 21, 2014	$0.26
June 17, 2014	July 2, 2014	July 22, 2014	$0.26
March 17, 2014	March 31, 2014	April 21, 2014	$0.26
December 17, 2013	December 27, 2013	December 31, 2013	$0.26
September 11, 2013	September 26, 2013	October 23, 2013	$0.28
June 18, 2013	June 28, 2013	July 23, 2013	$0.31
March 18, 2013	April 2, 2013	April 24, 2013	$0.32

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
Accumulated Other Comprehensive Income
Accumulated other comprehensive income at December 31, 2015 and December 31, 2014 was as follows:

(in thousands)	December 31, 2015	December 31, 2014
Available-for-sale securities, at fair value
Unrealized gains	$405,177	$891,820
Unrealized losses	(46,116)	(36,031)
Accumulated other comprehensive income	$359,061	$855,789

Reclassifications out of Accumulated Other Comprehensive Income
The following table summarizes reclassifications out of accumulated other comprehensive income for the years ended December 31, 2015, 2014 and 2013:

	Affected Line Item in the Consolidated Statements of Comprehensive (Loss) Income	Amount Reclassified out of Accumulated Other Comprehensive Income
		Year Ended
(in thousands)		December 31,
		2015	2014	2013
Other-than-temporary-impairments on AFS securities	Total other-than-temporary impairment losses	$535	$392	$1,662
Realized (gains) losses on sales of certain AFS securities, net of tax	Gain (loss) on investment securities	(336,230)	(52,931)	44,780
Total		$(335,695)	$(52,539)	$46,442

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
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitation detailed in the plan prospectus. An aggregate of 7.5 million shares of the Company’s common stock were originally reserved for issuance under the plan. As of December 31, 2015, 283,292 shares have been issued under the plan for total proceeds of approximately $3.0 million, of which 69,826 shares were issued for total proceeds of $0.7 million during the year ended December 31, 2015. During the years ended December 31, 2014 and 2013, 57,218 and 71,961 shares were issued for total proceeds of $0.6 million and $0.8 million, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Share Repurchase Program
As of December 31, 2015, the Company’s share repurchase program allowed the Company to repurchase up to 25,000,000 shares of its common stock. (Subsequent to year end, the Company’s board of directors authorized an increase of 50,000,000 shares, for up to a total of 75,000,000 shares authorized under the program). Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable U.S. Securities and Exchange Commission, or SEC, rules. The share repurchase program does not require the purchase of any minimum number of shares, and purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of December 31, 2015, a total of16,115,000 shares had been repurchased by the Company under the program for an aggregate cost of $139.1 million; of these, 13,664,300 shares were repurchased for a total cost of $115.2 million during the year ended December 31, 2015. No shares were repurchased during the year ended December 31, 2014. The remaining 2,450,700 shares were repurchased during the year ended December 31, 2013 for a total cost of $23.9 million.
At-the-Market Offering
On May 25, 2012, the Company entered into an equity distribution agreement under which the Company may sell up to an aggregate of 20,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. On May 22, 2015, the Company entered into an amendment to the equity distribution agreement providing that any subsequent offers or sales of the Company’s common stock under the equity distribution agreement shall be made pursuant to a new prospectus supplement, which was filed on the same date. As of December 31, 2015, 7,585,869 shares of common stock have been sold under the equity distribution agreement for total accumulated net proceeds of approximately $77.6 million; however, no shares were sold during the years ended December 31, 2015, 2014 and 2013.
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
At 5:00 p.m. EST on November 7, 2013, 3,580,279 warrants expired pursuant to the terms of the warrant agreement. No warrants remained outstanding as of December 31, 2013.

Note 22. Equity Incentive Plan
The Company’s Plan was adopted in 2009 and amended in May 2013 and May 2015. The Company adopted the Plan to provide incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including PRCM Advisers and affiliates and employees of PRCM Advisers and its affiliates, and any joint venture affiliates of the Company.
On May 14, 2015, the Company’s stockholders approved the Company’s Second Restated 2009 Equity Incentive Plan, which replaced the previous Restated 2009 Equity Incentive Plan, both of which are referred to collectively as the Plan. This stockholder approval effectuated, among other changes, an increase in the number of shares of common stock available for issuance under the Plan by 10,000,000 shares, to a total of 13,000,000 shares.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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
The Company’s Plan provides for grants of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, subject to a ceiling of 13,000,000 shares available for issuance under the Plan. The Plan allows for the Company’s board of directors to expand the types of awards available under the Plan to include long-term incentive plan units in the future. If an award granted under the Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless earlier terminated by the Company’s board of directors, no new award may be granted under the Plan after the tenth anniversary of the date that such Plan was initially approved by the Company’s board of directors. No award may be granted under the Plan to any person who, assuming payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.
During the years ended years ended December 31, 2015, 2014 and 2013, the Company granted 61,952, 54,799, and 40,032 shares of common stock, respectively, to its independent directors pursuant to the Plan. The weighted average grant date estimated fair value of these awards was $10.18, $10.31 and $11.34 per share, respectively, based on the closing price of the Company’s common stock on the NYSE on the grant date of each award. The grants vested immediately.
Additionally, during the years ended years ended December 31, 2015, 2014 and 2013, the Company granted 1,115,574, 1,374,989 and 1,020,969 shares of restricted common stock, respectively, to key employees of PRCM Advisers pursuant to the Plan. The weighted average grant date estimated fair value of these awards was $10.49, $9.90 and $11.23 per share, respectively, based on the closing market price of the Company’s common stock on the NYSE on the grant date of each award. However, as the cost of these awards is measured at fair value at each reporting date based on the price of the Company’s stock as of period end in accordance with ASC 505, Equity, or ASC 505, the fair value of these awards as of December 31, 2015 was $8.10 per share, based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.
The following table summarizes the activity related to restricted common stock for the years ended December 31, 2015 and 2014:

	Year Ended
	December 31,
	2015		2014
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	2,002,406	$10.32	1,024,459	$11.22
Granted	1,177,526	10.47	1,429,788	9.91
Vested	(828,164)	(10.42)	(445,712)	(11.11)
Forfeited	(61,159)	(10.17)	(6,129)	(9.79)
Outstanding at End of Period	2,290,609	$10.36	2,002,406	$10.32

For the years ended December 31, 2015, 2014 and 2013, the Company recognized compensation costs related to restricted common stock of $9.0 million, $11.7 million, and $3.9 million, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 23. Income Taxes
For the years ended December 31, 2015, 2014 and 2013, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C-Corporations. The tables below reflect the net taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
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
The following table summarizes the tax (benefit) provision recorded at the taxable subsidiary level for the years ended December 31, 2015, 2014 and 2013:

	Year Ended
	December 31,
(in thousands)	2015	2014	2013
Current tax (benefit) provision:
Federal	$(4,027)	$6,507	$808
State	175	16	5
Total current tax (benefit) provision	(3,852)	6,523	813
Deferred tax (benefit) provision	(12,638)	(80,261)	83,598
Total (benefit from) provision for income taxes	$(16,490)	$(73,738)	$84,411
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
The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2015, 2014 and 2013:

	Year Ended
	December 31,
	2015		2014		2013
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Computed income tax expense at federal rate	$166,502	35%	$32,691	35%	$225,573	34%
State taxes, net of federal benefit, if applicable	114	—%	10	—%	4	—%
Permanent differences in taxable income from GAAP net income	4,203	1%	1,636	2%	17,681	3%
Dividends paid deduction	(187,309)	(39)%	(108,075)	(116)%	(158,847)	(24)%
(Benefit from) provision for income taxes/ Effective Tax Rate(1)	$(16,490)	(3)%	$(73,738)	(79)%	$84,411	13%
____________________

(1)	The (benefit from) provision for income taxes is recorded at the taxable subsidiary level.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The Company’s permanent differences in taxable income from GAAP net income in the year ended December 31, 2015 were primarily due to net losses incurred by consolidated securitization trusts that are not subject to federal taxes. The Company’s permanent differences in taxable income from GAAP net income in the year ended December 31, 2014 were due primarily to the statutory federal rate change from 34% to 35% and corresponding adjustment to the measurement of beginning deferred tax assets and liabilities. The Company’s permanent differences in taxable income from GAAP net income in the year ended December 31, 2013 were due primarily to dividends received by the REIT from the TRSs.
The Company’s consolidated balance sheets, as of December 31, 2015 and December 31, 2014, contain the following current and deferred tax liabilities and assets, which are included in other liabilities and other assets, respectively, and are recorded at the taxable subsidiary level:

(in thousands)	December 31, 2015	December 31, 2014
Income taxes receivable (payable)
Federal income taxes receivable (payable)	$5,216	$(1,375)
State and local income taxes receivable (payable)	—	—
Income taxes receivable (payable), net	5,216	(1,375)
Deferred tax assets (liabilities)
Deferred tax asset	69,441	60,575	(1)
Deferred tax liability	(25,123)	(19,728)
Total net deferred tax assets	44,318	40,847
Total tax assets, net	$49,534	$39,472
____________________

(1)	Net of valuation allowance of $0.1 million.

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes at the TRS level. Components of the Company’s deferred tax assets as of December 31, 2015 and December 31, 2014 are as follows:

(in thousands)	December 31, 2015	December 31, 2014
Available-for-sale securities	$(8,673)	$—
Trading securities	—	(478)
Mortgage servicing rights	6,363	4,494
Derivative assets and liabilities	(4,492)	5,978
Other assets	3	16
Other liabilities	978	859
Intangibles	256	277
Alternative minimum tax credit	420	98
Net operating loss carryforward	8,177	9,448
Capital loss carryforward	41,286	20,155
Total net deferred tax assets	$44,318	$40,847

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

At December 31, 2015, the Company had not recorded a valuation allowance for any portion of its deferred tax assets as it did not believe, at a more likely than not level, that any portion of its deferred tax assets would not be realized. At December 31, 2014, a $0.1 million valuation allowance was established because the Company determined that it was more likely than not that the associated deferred tax asset would not be realized. Of the TRS net operating loss carryforward of $8.2 million, $1.3 million is scheduled to expire December 31, 2033, $2.5 million is scheduled to expire December 31, 2034 and $4.4 million is scheduled to expire December 31, 2035. Of the TRS net capital loss carryforward of $41.3 million, $0.1 million is scheduled to expire December 31, 2017, $20.1 million is scheduled to expire December 31, 2019 and $21.1 million is scheduled to expire December 31, 2020. The Company estimates, based on existence of sufficient evidence, the ability to realize the remainder of its deferred tax assets. Any adjustments to such estimates will be made in the period such determination is made.
Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements of a contingent tax liability for uncertain tax positions. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.

Note 24. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share, or EPS, for the years ended December 31, 2015, 2014 and 2013:

	Year Ended
	December 31,
(in thousands, except share data)	2015	2014	2013
Numerator:
Net income from continuing operations	$492,210	$167,139	$575,040
Income from discontinued operations	—	—	3,999
Net income	$492,210	$167,139	$579,039
Denominator:
Weighted average common shares outstanding	363,055,228	364,181,059	349,741,902
Weighted average restricted stock shares	2,192,510	1,830,796	619,925
Basic weighted average shares outstanding	365,247,738	366,011,855	350,361,827
Dilutive weighted average warrants	—	—	630,560
Diluted weighted average shares outstanding	365,247,738	366,011,855	350,992,387
Basic Earnings Per Share:
Continuing operations	$1.35	$0.46	$1.64
Discontinued operations	—	—	0.01
Net income	$1.35	$0.46	$1.65
Diluted Earnings Per Share:
Continuing operations	$1.35	$0.46	$1.64
Discontinued operations	—	—	0.01
Net income	$1.35	$0.46	$1.65

No warrants were outstanding during the years ended December 31, 2015 and 2014; however, during the year ended December 31, 2013, the weighted average market value per share of the Company’s common stock, after factoring in the number of shares of the Company’s common stock issuable for each warrant of 1.0727 shares, was above the exercise price of the warrants, making the warrants dilutive.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 25. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with the Management Agreement with PRCM Advisers, the Company incurred $50.3 million, $48.8 million and $46.0 million as a management fee to PRCM Advisers for the years ended December 31, 2015, 2014 and 2013, respectively, which represents approximately 1.5% of stockholders’ equity on an annualized basis as defined by the Management Agreement. For purposes of calculating the management fee, stockholders’ equity is adjusted to exclude any common stock repurchases as well as any unrealized gains, losses or other items that do not affect realized net income, among other adjustments, in accordance with the Management Agreement. Management fees for the year ended December 31, 2013 were also reduced by $4.3 million on the consolidated statements of comprehensive (loss) income in accordance with the contribution transaction entered into with Silver Bay. See further discussion of this adjustment below. In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $22.9 million, $15.5 million and $9.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company has an established accounts payable function and direct relationships with the majority of its third-party vendors. The Company will continue to have certain costs allocated to it by PRCM Advisers for compensation, data services and proprietary technology, but most direct expenses with third-party vendors are paid directly by the Company.
The Company recognized $9.0 million, $11.7 million and $3.9 million of compensation expense during the years ended December 31, 2015, 2014 and 2013, respectively, related to restricted stock. See Note 22 - Equity Incentive Plan for additional information.
On December 19, 2012, the Company completed the contribution of its portfolio of single-family rental properties to Silver Bay, a newly organized Maryland corporation intended to qualify as a REIT and focused on the acquisition, renovation, leasing and management of single-family residential properties for rental income and long-term capital appreciation. The Company contributed its equity interests in its wholly owned subsidiary, Two Harbors Property Investment LLC to Silver Bay, and in exchange for its contribution, received shares of common stock of Silver Bay. Silver Bay completed its IPO of its common stock on December 19, 2012. See Note 4 - Discontinued Operations for additional information. In connection with the closing of the contribution, all agreements with Silver Bay were terminated, except for certain designated provisions (e.g., protection of confidential information and indemnification), which the parties agreed would survive the termination. Not included in the gain that was recorded on the contribution in 2012 are certain adjustments that were to be recognized in 2013. These include an installment sales gain of approximately $4.0 million from Silver Bay, a reduction of 2013 management fees payable to PRCM Advisers of $4.3 million, and an immaterial amount of additional working capital adjustments determined in accordance with the contribution agreement entered into with Silver Bay. Of these amounts, $3.9 million of the installment sales gain was recorded in gain on contribution of entity within discontinued operations, and the full $4.3 million of the reduction of 2013 management fees payable to PRCM Advisers was recorded within management fees, on the consolidated statements of comprehensive (loss) income for the year ended December 31, 2013. No further adjustments were recognized during 2015 and 2014.

Note 26. Subsequent Events
On January 11, 2016, the Federal Housing Finance Agency, or FHFA, released a final rule regarding membership in the Federal Home Loan Bank system. Among other effects, the ruling excludes captive insurers from membership eligibility, including the Company’s subsidiary member, TH Insurance. Since TH Insurance was admitted as a member in 2013, it is eligible for a five-year membership grace period, during which new advances or renewals that mature beyond the grace period will be prohibited. However, any existing advances that mature beyond this grace period will be permitted to remain in place subject to their terms insofar as the Company maintains good standing with the FHLB. If any new advances or renewals occur, TH Insurance’s outstanding advances will be limited to forty percent of its total assets.
On January 27, 2016, the Company’s board of directors authorized the repurchase of an additional 50,000,000 shares of the Company’s common stock pursuant to its ongoing share repurchase program. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject a variety of factors, including market conditions and applicable SEC rules. The additional authorization does not have an expiration date and repurchases may be commenced or suspended at any time without prior notice.
Events subsequent to December 31, 2015 were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 27. Quarterly Financial Data - Unaudited

	2015 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31

Total interest income	$162,969	$152,529	$152,834	$133,605
Total interest expense	33,503	35,029	37,079	36,575
Net interest income	129,466	117,500	115,755	97,030
Other-than-temporary impairment losses	(127)	(170)	(238)	—
Total other (loss) income	(7,100)	134,110	(119,286)	160,308
Total expenses	38,103	36,896	38,677	37,852
(Benefit from) provision for income taxes	(10,657)	(6,957)	(7,656)	8,780
Net income (loss)	$94,793	$221,501	$(34,790)	$210,706
Basic and diluted earnings (loss) per weighted average share	$0.26	$0.60	$(0.09)	$0.59
Basic and diluted weighted average number of shares of common stock	366,507,657	367,074,131	367,365,973	360,090,432

	2014 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31
Interest income:
Total interest income	$138,535	$140,149	$142,303	$156,220
Total interest expense	26,078	24,950	24,718	31,704
Net interest income	112,457	115,199	117,585	124,516
Other-than-temporary impairment losses	(212)	—	—	(180)
Total other (loss) income	(143,422)	(65,432)	111,697	(143,210)
Total expenses	31,870	33,370	40,550	29,807
Benefit from income taxes	(33,902)	(23,260)	(4,858)	(11,718)
Net (loss) income	$(29,145)	$39,657	$193,590	$(36,963)
Basic and diluted (loss) earnings per weighted average share	$(0.08)	$0.11	$0.53	$(0.10)
Basic and diluted weighted average number of shares of common stock	365,611,890	366,078,124	366,118,866	366,230,566

TWO HARBORS INVESTMENT CORP.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2015
(dollars in thousands)

Asset Type/ Description	Number of Loans	Interest Rate	Final Maturity Date (1)	Periodic Payment Terms (2)	Prior Liens (3)	Face Amount	Carrying Amount	Principal Amount Subject to Delinquent Principal or Interest
Residential mortgage loans held-for-sale
Prime nonconforming residential mortgage loans:
Fixed rate
Original loan balance $0 - $999,999	875	3.375% - 5.5%	11/2042 - 1/2046	P&I	$—	$586,190	$593,311	$—
Original loan balance $1,000,000 - $1,999,999	117	3.625% - 5.25%	4/2042 - 12/2045	P&I	—	140,681	142,284	—
Original loan balance $2,000,000 - $2,999,999	3	3.875% - 4.125%	6/2045 - 10/2045	P&I	—	6,457	6,522	—
Adjustable rate
Original loan balance $0 - $999,999	24	2.875% - 3.875%	4/2044 - 1/2046	P&I	—	14,888	15,135	—
Original loan balance $1,000,000 - $1,999,999	6	2.75% - 4.25%	4/2044 - 11/2045	P&I	—	6,969	7,066	—
Credit sensitive residential mortgage loans:
Fixed rate	78	1% - 14%	4/2042 - 9/2055	P&I	—	13,310	6,833	3,872
Adjustable rate	25	2.625% - 10.65%	7/2019 - 10/2051	P&I	—	5,863	4,211	744
Ginnie Mae buyout residential mortgage loans:
Fixed rate	281	2% - 12%	11/2044 - 6/2055	P&I	—	37,512	35,325	21,514
Adjustable rate	6	2.125% - 4.5%	7/2019 - 10/2051	P&I	—	791	744	572
Total residential mortgage loans held-for-sale					$—	$812,661	$811,431	$26,702

Residential mortgage loans held-for-investment in securitization trusts
Prime nonconforming residential mortgage loans:
Fixed rate
Original loan balance $0 - $999,999	3,831	3.375% - 5.125%	11/2041 - 9/2045	P&I	$—	$2,514,339	$2,538,519	$860
Original loan balance $1,000,000 - $1,999,999	511	3.5% - 5%	2/2042 - 9/2045	P&I	—	595,235	600,935	—
Original loan balance $2,000,000 - $2,999,999	16	3.625% - 4.25%	10/2042 - 9/2045	P&I	—	33,941	34,273	—
Total residential mortgage loans held-for-investment in securitization trusts					$—	$3,143,515	$3,173,727	$860

TWO HARBORS INVESTMENT CORP.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE, continued
As of December 31, 2015
(dollars in thousands)

Asset Type/ Location	Interest Rate	Final Maturity Date (1)	Periodic Payment Terms (2)	Prior Liens (3)	Face Amount	Carrying Amount	Principal Amount Subject to Delinquent Principal or Interest
Commercial real estate loans held-for-investment
Retail-Mixed Use/ Southeast	L+4.20%	12/2019	P&I	$—	$120,000	$118,595	$—
Retail/ West	L+3.42%	10/2018	IO	—	105,000	104,154	—
Office-Mixed Use/ Northeast	L+4.20%	12/2018	IO	—	76,400	75,514	—
Office/ Diversified US	L+7.25%	9/2018	P&I	708,000	63,260	63,260	—
Hotel/ Diversified US	L+6.75%	1/2017	IO	285,000	45,900	45,698	—
Multifamily/ Southeast	L+4.05%	1/2019	P&I	—	43,500	43,126	—
Office/ Northeast	L+4.65%	1/2020	IO	—	38,766	38,343	—
Office/ Northeast	L+4.55%	12/2019	P&I	—	38,000	37,349	—
Multifamily/ Northeast	L+3.60%	11/2019	P&I	—	23,500	23,323	—
Multifamily/ Southeast	L+4.05%	9/2018	P&I	—	18,700	18,504	—
Hotel/ Southeast	L+8.75%	8/2017	IO	98,500	17,000	16,965	—
Office/ Diversified US	L+6.91%	9/2018	P&I	—	15,000	15,000	—
Multifamily/ Southeast	L+5.25%	8/2018	IO	—	12,400	12,304	—
Hotel/ Midwest	L+4.99%	11/2018	IO	—	11,167	10,976	—
Multifamily/ Southeast	L+4.03%	10/2018	P&I	—	11,000	10,919	—
Office/ Northeast	L+12.25%	7/2018	IO	45,100	9,937	9,887	—
Office/ Southeast	L+9.50%	8/2020	IO	45,303	9,900	9,831	—
Hotel/ Northeast	13.0%	11/2025	P&I	59,000	7,916	7,205	—
Total commercial real estate loans held-for-investment				$1,240,903	$667,346	$660,953	$—

Total mortgage loans on real estate				$1,240,903	$4,623,522	$4,646,111	$27,562
____________________

(1)
Based on contractual maturity date. Certain commercial real estate loans are subject to contractual extension options which may be subject to conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment penalty. The Company may also extend contractual maturities in connection with loan modifications.

(2)
Principal and interest (“P&I”); Interest-only (“IO”). Certain commercial real estate loans labeled as P&I are non-amortizing until a specific date when they begin amortizing P&I, as stated in the loan agreements.

(3)	Represents third-party priority liens. Third party portions of pari-passu participations are not considered prior liens.

TWO HARBORS INVESTMENT CORP.
NOTE TO SCHEDULE IV - RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE
(dollars in thousands)

	Year Ended
	December 31,
(in thousands)	2015	2014	2013
Balance at beginning of period	$2,280,458	$1,336,971	$58,607
Additions during period:
Originations and purchases	3,269,020	1,475,210	993,813
Consolidation of residential mortgage loans held-for-investment in securitization trusts	—	—	442,767
Net discount accretion (premium amortization)	149	—	—
Amortization of net deferred origination fees	319	—	—
Deductions during period:
Collections of principal	(661,000)	(149,674)	(76,581)
Cost of mortgages sold	(147,713)	(425,505)	(25,413)
(Increase) decrease in net deferred origination fees	(6,656)	—	—
Cumulative-effect adjustment to equity for adoption of new accounting principle	(2,991)	—	—
Change in realized and unrealized (losses) gains	(53,689)	49,719	(56,222)
Other (1)	(31,786)	(6,263)	—
Balance at end of period	$4,646,111	$2,280,458	$1,336,971
____________________

(1)	Includes transfer of mortgage servicing rights fair value on buyout of Ginnie Mae residential mortgage loans and transfers to other receivables for foreclosed government-guaranteed loans.

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
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, the Company’s management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent auditors, Ernst & Young LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 174 of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
of Two Harbors Investment Corp.
We have audited Two Harbors Investment Corp.’s (the Company’s) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Two Harbors Investment Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Two Harbors Investment Corp. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and the financial statement schedule listed in the Index at Item 15(a)(2) of Two Harbors Investment Corp. and our report dated February 26, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 26, 2016

Item 9B. Other Information
None.

PART III

Items 10, 11, 12 and 13.
The information required by Items 10, 11, 12 and 13 of Part III of this Annual Report is incorporated by reference to information to be set forth in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2015.

Item 14. Principal Accounting Fees and Services
We retained Ernst & Young LLP, or EY, to audit our consolidated financial statements for the years ended December 31, 2015 and 2014. We also retained EY, as well as other accounting and consulting firms, to provide various other services in during the years ended December 31, 2015 and 2014.
The table below presents the aggregate fees billed to us for professional services performed by EY for the years ended December 31, 2015 and 2014:

	Year Ended
	December 31,
	2015	2014
Audit fees(a)	$1,177,210	$1,160,644
Audit-related fees(b)	518,400	272,975
Tax fees(c)	218,350	115,648
Total principal accountant fees	$1,913,960	$1,549,267
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

The services performed by EY in 2015 were pre-approved by our Audit Committee in accordance with the pre-approval policy set forth in our Audit Committee Charter. This policy requires that all engagement fees and the terms and scope of all auditing and non-auditing services be reviewed and approved by the Audit Committee in advance of their formal initiation.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements:
The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth in Part II, Item 8 on pages 104 through 112 of this Annual Report on Form 10-K and are incorporated herein by reference.
(2)Schedules to Consolidated Financial Statements:
Schedule IV - Mortgage Loans on Real Estate is set forth in Part II, Item 8 on pages 169 through 171 of this Annual Report on Form 10-K.
All other consolidated financial statement schedules not included have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.
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

1.2
Amendment No. 1, dated as of May 22, 2015, by and among Two Harbors Investment Corp., JMP Securities LLC and Keefe, Bruyette & Woods, Inc. to the Equity Distribution Agreement dated May 25, 2012 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2015).

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

3.3	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2015).
4.1	Specimen Common Stock Certificate of Two Harbors Investment Corp. (incorporated by reference to Exhibit 4.2 to Amendment No. 4).
10.1	Management Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K for the year ended December 31, 2009, filed with the SEC on March 4, 2010).
10.3	Shared Facilities and Services Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 2009, filed with the SEC on March 4, 2010).
10.4*	Second Restated 2009 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed with the SEC on March 26, 2015).
10.5*
Form of Restricted Stock Agreement under the Second Restated 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015).

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
101
Financial statements from the Annual Report on Form 10-K of Two Harbors Investment Corp. for the year ended December 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)

____________________

*	Management or compensatory agreement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	February 26, 2016	By:	/s/ Thomas Siering
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

Signature	Title	Date
/s/ Thomas Siering	Chief Executive Officer, President and Director (principal executive officer)	February 26, 2016
Thomas Siering

/s/ Brad Farrell	Chief Financial Officer and Treasurer (principal financial officer)	February 26, 2016
Brad Farrell

/s/ Mary Riskey	Chief Accounting Officer (principal accounting officer)	February 26, 2016
Mary Riskey

/s/ Brian C. Taylor	Chairman of the Board of Directors	February 26, 2016
Brian C. Taylor

/s/ Stephen G. Kasnet	Director	February 26, 2016
Stephen G. Kasnet

/s/ E. Spencer Abraham	Director	February 26, 2016
E. Spencer Abraham

/s/ James J. Bender	Director	February 26, 2016
James J. Bender

/s/ Lisa A. Pollina	Director	February 26, 2016
Lisa A. Pollina

/s/ William Roth	Chief Investment Officer and Director	February 26, 2016
William Roth

/s/ W. Reid Sanders	Director	February 26, 2016
W. Reid Sanders

/s/ Hope B. Woodhouse	Director	February 26, 2016
Hope B. Woodhouse