Form 10-Q
period 2016-03-31
TWO HARBORS INVESTMENT CORP.
filed 2016-05-05
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2016

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
As of May 4, 2016 there were 347,566,626 shares of outstanding common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Available-for-sale securities, at fair value	$9,584,454	$7,825,320
Residential mortgage loans held-for-sale, at fair value	387,259	811,431
Residential mortgage loans held-for-investment in securitization trusts, at fair value	3,705,647	3,173,727
Commercial real estate assets	744,259	660,953
Mortgage servicing rights, at fair value	446,170	493,688
Cash and cash equivalents	754,827	737,831
Restricted cash	281,145	262,562
Accrued interest receivable	54,517	49,970
Due from counterparties	233,378	17,206
Derivative assets, at fair value	197,847	271,509
Other assets	295,102	271,575
Total Assets (1)	$16,684,605	$14,575,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$6,189,852	$5,008,274
Collateralized borrowings in securitization trusts, at fair value	2,809,627	2,000,110
Federal Home Loan Bank advances	4,000,000	3,785,000
Derivative liabilities, at fair value	77,038	7,285
Due to counterparties	91,547	34,294
Dividends payable	79,939	92,016
Other liabilities	65,911	72,232
Total Liabilities (1)	13,313,914	10,999,211
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 900,000,000 shares authorized and 347,562,770 and 353,906,807 shares issued and outstanding, respectively	3,476	3,539
Additional paid-in capital	3,647,236	3,705,519
Accumulated other comprehensive income	380,406	359,061
Cumulative earnings	1,595,825	1,684,755
Cumulative distributions to stockholders	(2,256,252)	(2,176,313)
Total Stockholders’ Equity	3,370,691	3,576,561
Total Liabilities and Stockholders’ Equity	$16,684,605	$14,575,772
____________________

(1)
The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Two Harbors Investment Corp. At March 31, 2016 and December 31, 2015, assets of the VIEs totaled $3,772,081 and $3,237,918, and liabilities of the VIEs totaled $2,829,662 and $2,017,677, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Three Months Ended
	March 31,
	2016	2015
Interest income:	(unaudited)
Available-for-sale securities	$79,428	$135,525
Trading securities	—	4,695
Residential mortgage loans held-for-sale	7,202	4,271
Residential mortgage loans held-for-investment in securitization trusts	32,771	18,237
Commercial real estate assets	11,072	44
Cash and cash equivalents	290	197
Total interest income	130,763	162,969
Interest expense:
Repurchase agreements	16,029	20,565
Collateralized borrowings in securitization trusts	19,359	10,708
Federal Home Loan Bank advances	5,972	2,230
Total interest expense	41,360	33,503
Net interest income	89,403	129,466
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(717)	(127)
Non-credit portion of loss recognized in other comprehensive income (loss)	—	—
Net other-than-temporary credit impairment losses	(717)	(127)
Other income (loss):
Gain on investment securities	29,474	129,457
Loss on interest rate swap and swaption agreements	(125,484)	(126,443)
Gain on other derivative instruments	16,015	2,967
Gain on residential mortgage loans held-for-sale	10,803	9,092
Servicing income	34,133	32,087
Loss on servicing asset	(101,440)	(52,403)
Other income (loss)	2,827	(1,857)
Total other loss	(133,672)	(7,100)
Expenses:
Management fees	12,044	12,721
Securitization deal costs	3,732	2,611
Servicing expenses	7,861	6,716
Other operating expenses	14,856	16,055
Total expenses	38,493	38,103
(Loss) income before income taxes	(83,479)	84,136
Provision for (benefit from) income taxes	5,451	(10,657)
Net (loss) income	$(88,930)	$94,793
Basic and diluted (loss) earnings per weighted average common share	$(0.25)	$0.26
Dividends declared per common share	$0.23	$0.26
Basic and diluted weighted average number of shares of common stock outstanding	349,436,015	366,507,657
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME, continued
(in thousands, except share data)

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
Comprehensive (loss) income:
Net (loss) income	$(88,930)	$94,793
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	21,345	(5,931)
Other comprehensive income (loss)	21,345	(5,931)
Comprehensive (loss) income	$(67,585)	$88,862
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
				(unaudited)
Balance, December 31, 2014	366,395,920	$3,664	$3,811,027	$855,789	$1,195,536	$(1,797,974)	$4,068,042
Cumulative effect of adoption of new accounting principle	—	—	—	—	(2,991)	—	(2,991)
Adjusted balance, January 1, 2015	366,395,920	3,664	3,811,027	855,789	1,192,545	(1,797,974)	4,065,051
Net income	—	—	—	—	94,793	—	94,793
Other comprehensive income before reclassifications, net of tax	—	—	—	93,877	—	—	93,877
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(99,808)	—	—	(99,808)
Net other comprehensive loss, net of tax	—	—	—	(5,931)	—	—	(5,931)
Issuance of common stock, net of offering costs	19,412	—	200	—	—	—	200
Common dividends declared	—	—	—	—	—	(95,307)	(95,307)
Non-cash equity award compensation	150,801	2	2,687	—	—	—	2,689
Balance, March 31, 2015	366,566,133	$3,666	$3,813,914	$849,858	$1,287,338	$(1,893,281)	$4,061,495

Balance, December 31, 2015	353,906,807	$3,539	$3,705,519	$359,061	$1,684,755	$(2,176,313)	$3,576,561
Net loss	—	—	—	—	(88,930)	—	(88,930)
Other comprehensive income before reclassifications, net of tax	—	—	—	39,754	—	—	39,754
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(18,409)	—	—	(18,409)
Net other comprehensive income, net of tax	—	—	—	21,345	—	—	21,345
Issuance of common stock, net of offering costs	14,648	—	110	—	—	—	110
Repurchase of common stock	(8,020,000)	(80)	(61,227)	—	—	—	(61,307)
Common dividends declared	—	—	—	—	—	(79,939)	(79,939)
Non-cash equity award compensation	1,661,315	17	2,834	—	—	—	2,851
Balance, March 31, 2016	347,562,770	$3,476	$3,647,236	$380,406	$1,595,825	$(2,256,252)	$3,370,691
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows From Operating Activities:	(unaudited)
Net (loss) income	$(88,930)	$94,793
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of premiums and discounts on investment securities and commercial real estate assets, net	5,735	7,554
Other-than-temporary impairment losses	717	127
Realized and unrealized gains on investment securities, net	(29,474)	(129,457)
Gain on residential mortgage loans held-for-sale	(10,803)	(9,092)
(Gain) loss on residential mortgage loans held-for-investment and collateralized borrowings in securitization trusts	(1,484)	2,919
Loss on servicing asset	101,440	52,403
Gain on termination and option expiration of interest rate swaps and swaptions	(30,629)	(11,775)
Unrealized loss on interest rate swaps and swaptions	149,923	110,693
Unrealized gain on other derivative instruments	(4,387)	(4,426)
Equity based compensation	2,851	2,689
Depreciation of fixed assets	328	319
Purchases of residential mortgage loans held-for-sale	(271,448)	(662,064)
Proceeds from sales of residential mortgage loans held-for-sale	19,830	23,831
Proceeds from repayment of residential mortgage loans held-for-sale	36,360	24,947
Net change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(4,547)	3,013
Decrease (increase) in deferred income taxes, net	7,048	(11,537)
Increase in income taxes receivable	(839)	(293)
(Increase) decrease in prepaid and fixed assets	(87)	25
Decrease in other receivables	208	396
Increase in servicing advances	(7,173)	(3,347)
Increase (decrease) in accrued interest payable	406	(5,353)
Decrease in income taxes payable	(70)	(1,342)
(Decrease) increase in accrued expenses and other liabilities	(6,657)	1,560
Net cash used in operating activities	$(131,682)	$(513,417)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows From Investing Activities:	(unaudited)
Purchases of available-for-sale securities	$(4,185,685)	$(1,084,742)
Proceeds from sales of available-for-sale securities	2,270,454	900,107
Principal payments on available-for-sale securities	192,171	286,393
Short sales and purchases of other derivative instruments, net	(14,687)	(34,834)
Proceeds from sales of other derivative instruments, net	44,027	23,427
Proceeds from repayment of residential mortgage loans held-for-investment in securitization trusts	133,374	160,853
Purchases of commercial real estate assets	(86,156)	(45,556)
Proceeds from repayment of commercial real estate assets	4,531	—
Purchases of mortgage servicing rights, net of purchase price adjustments	(51,453)	(10,399)
Purchases of Federal Home Loan Bank stock	(11,206)	(10,240)
(Decrease) increase in due to counterparties, net	(158,919)	67,048
Increase in restricted cash	(18,583)	(104,387)
Net cash (used in) provided by investing activities	(1,882,132)	147,670
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	10,535,094	14,782,724
Principal payments on repurchase agreements	(9,353,516)	(14,620,309)
Proceeds from issuance of collateralized borrowings in securitization trusts	883,633	310,173
Principal payments on collateralized borrowings in securitization trusts	(96,188)	(122,232)
Proceeds from Federal Home Loan Bank advances	215,000	125,000
Proceeds from issuance of common stock, net of offering costs	110	200
Repurchase of common stock	(61,307)	—
Dividends paid on common stock	(92,016)	(95,263)
Net cash provided by financing activities	2,030,810	380,293
Net increase in cash and cash equivalents	16,996	14,546
Cash and cash equivalents at beginning of period	737,831	1,005,792
Cash and cash equivalents at end of period	$754,827	$1,020,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Supplemental Disclosure of Cash Flow Information:	(unaudited)
Cash paid for interest	$23,276	$28,623
Cash (received) paid for taxes	$(689)	$2,511
Noncash Activities:
Transfers of residential mortgage loans held-for-sale to residential mortgage loans held-for-investment in securitization trusts	$641,738	$589,255
Transfers of residential mortgage loans held-for-sale to other receivables for foreclosed government-guaranteed loans	$5,194	$—
Additions to mortgage servicing rights due to sale of residential mortgage loans held-for-sale	$204	$227
Transfer of fair value of mortgage servicing rights to fair value of Ginnie Mae residential mortgage loans held-for-sale upon buyout	$2,265	$—
Cumulative-effect adjustment to equity for adoption of new accounting principle	$—	$(2,991)
Dividends declared but not paid at end of period	$79,939	$95,307
Reconciliation of residential mortgage loans held-for-sale:
Residential mortgage loans held-for-sale at beginning of period	$811,431	$535,712
Purchases of residential mortgage loans held-for-sale	271,448	662,064
Transfer of fair value of mortgage servicing rights to fair value of Ginnie Mae residential mortgage loans held-for-sale upon buyout	(2,265)	—
Transfers to residential mortgage loans held-for-investment in securitization trusts	(641,738)	(589,255)
Transfers to other receivables for foreclosed government-guaranteed loans	(5,194)	—
Proceeds from sales of residential mortgage loans held-for-sale	(19,830)	(23,831)
Proceeds from repayment of residential mortgage loans held-for-sale	(36,360)	(24,947)
Realized and unrealized gains on residential mortgage loans held-for-sale	9,767	8,839
Residential mortgage loans held-for-sale at end of period	$387,259	$568,582
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

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2016 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2016 should not be construed as indicative of the results to be expected for future periods or the full year.
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
All trust entities in which the Company holds investments that are considered VIEs for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entity’s performance, and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, the Company consolidates the trust.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s 2015 Annual Report on Form 10-K is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s consolidated financial condition and results of operations for the three months ended March 31, 2016.
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
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015:

	March 31, 2016
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Condensed Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$311,134	$(113,287)	$197,847	$(77,038)	$—	$120,809
Total Assets	$311,134	$(113,287)	$197,847	$(77,038)	$—	$120,809
Liabilities
Repurchase agreements	$(6,189,852)	$—	$(6,189,852)	$6,189,852	$—	$—
Derivative liabilities	(190,325)	113,287	(77,038)	77,038	—	—
Total Liabilities	$(6,380,177)	$113,287	$(6,266,890)	$6,266,890	$—	$—

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Lease Classification and Accounting
In February 2016, the FASB issued ASU No. 2016-02, which requires lessees to recognize on their balance sheets both a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018, with early adoption permitted. The Company has determined this ASU will not have a material impact on the Company’s financial condition or results of operations.

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
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016	December 31, 2015
Residential mortgage loans held-for-investment in securitization trusts	$3,705,647	$3,173,727
Commercial real estate assets	45,744	45,698
Accrued interest receivable	20,690	18,493
Total Assets	$3,772,081	$3,237,918
Collateralized borrowings in securitization trusts	$2,809,627	$2,000,110
Accrued interest payable	7,625	5,943
Other liabilities	12,410	11,624
Total Liabilities	$2,829,662	$2,017,677

The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include non-Agency RMBS, which are classified within available-for-sale securities, at fair value on the consolidated balance sheets. As of March 31, 2016 and December 31, 2015, the carrying value, which also represents the maximum exposure to loss, of all non-Agency RMBS in unconsolidated VIEs was $1.6 billion and $1.9 billion, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 4. Available-for-Sale Securities, at Fair Value
The Company holds AFS investment securities which are carried at fair value on the condensed consolidated balance sheets. AFS securities exclude the retained interests from the Company’s on-balance sheet securitizations, as they are eliminated in consolidation in accordance with U.S. GAAP. The following table presents the Company’s AFS investment securities by collateral type as of March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016	December 31, 2015
Agency
Federal Home Loan Mortgage Corporation	$1,578,471	$1,678,814
Federal National Mortgage Association	6,177,794	3,602,348
Government National Mortgage Association	252,831	691,728
Non-Agency	1,575,358	1,852,430
Total available-for-sale securities	$9,584,454	$7,825,320

At March 31, 2016 and December 31, 2015, the Company pledged AFS securities with a carrying value of $9.5 billion and $7.8 billion, respectively, as collateral for repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. See Note 15 - Repurchase Agreements and Note 17 - Federal Home Loan Bank of Des Moines Advances.
At March 31, 2016 and December 31, 2015, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, or ASC 860, to be considered linked transactions and, therefore, classified as derivatives.
The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of March 31, 2016 and December 31, 2015:

	March 31, 2016
(in thousands)	Agency	Non-Agency	Total
Face Value	$10,080,013	$2,345,601	$12,425,614
Unamortized premium	462,545	—	462,545
Unamortized discount
Designated credit reserve	—	(353,076)	(353,076)
Net, unamortized	(2,649,932)	(679,402)	(3,329,334)
Amortized Cost	7,892,626	1,313,123	9,205,749
Gross unrealized gains	147,958	279,660	427,618
Gross unrealized losses	(31,488)	(17,425)	(48,913)
Carrying Value	$8,009,096	$1,575,358	$9,584,454

	December 31, 2015
(in thousands)	Agency	Non-Agency	Total
Face Value	$8,257,030	$2,655,381	$10,912,411
Unamortized premium	394,787	—	394,787
Unamortized discount
Designated credit reserve	—	(409,077)	(409,077)
Net, unamortized	(2,721,979)	(707,021)	(3,429,000)
Amortized Cost	5,929,838	1,539,283	7,469,121
Gross unrealized gains	98,389	329,206	427,595
Gross unrealized losses	(55,337)	(16,059)	(71,396)
Carrying Value	$5,972,890	$1,852,430	$7,825,320

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present the carrying value of the Company’s AFS securities by rate type as of March 31, 2016 and December 31, 2015:

	March 31, 2016
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$36,800	$1,391,317	$1,428,117
Fixed Rate	7,972,296	184,041	8,156,337
Total	$8,009,096	$1,575,358	$9,584,454

	December 31, 2015
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$108,596	$1,673,038	$1,781,634
Fixed Rate	5,864,294	179,392	6,043,686
Total	$5,972,890	$1,852,430	$7,825,320

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of March 31, 2016:

	March 31, 2016
(in thousands)	Agency	Non-Agency	Total
≤ 1 year	$1,435	$79,887	$81,322
> 1 and ≤ 3 years	55,448	53,897	109,345
> 3 and ≤ 5 years	2,609,341	289,683	2,899,024
> 5 and ≤ 10 years	5,337,237	751,508	6,088,745
> 10 years	5,635	400,383	406,018
Total	$8,009,096	$1,575,358	$9,584,454

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the changes for the three months ended March 31, 2016 and 2015, of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	Three Months Ended March 31,
	2016			2015
(in thousands)	Designated Credit Reserve	Unamortized Net Discount	Total	Designated Credit Reserve	Unamortized Net Discount	Total
Beginning balance at January 1	$(409,077)	$(707,021)	$(1,116,098)	$(927,605)	$(967,368)	$(1,894,973)
Acquisitions	1,013	(25,222)	(24,209)	1,183	(935)	248
Accretion of net discount	—	16,760	16,760	—	27,465	27,465
Realized credit losses	3,093	—	3,093	3,727	—	3,727
Reclassification adjustment for other-than-temporary impairments	(121)	—	(121)	1,789	—	1,789
Transfers from (to)	19,454	(19,454)	—	41,092	(41,092)	—
Sales, calls, other	32,562	55,535	88,097	132,430	109,947	242,377
Ending balance at March 31	$(353,076)	$(679,402)	$(1,032,478)	$(747,384)	$(871,983)	$(1,619,367)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time that the securities had an unrealized loss position as of March 31, 2016 and December 31, 2015. At March 31, 2016, the Company held 1,147 AFS securities, of which 65 were in an unrealized loss position for less than twelve consecutive months and 190 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2015, the Company held 1,181 AFS securities, of which 121 were in an unrealized loss position for less than twelve consecutive months and 182 were in an unrealized loss position for more than twelve consecutive months.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2016	$513,067	$(20,746)	$1,240,930	$(28,167)	$1,753,997	$(48,913)
December 31, 2015	$1,503,939	$(26,984)	$1,141,839	$(44,412)	$2,645,778	$(71,396)

Evaluating AFS Securities for Other-Than-Temporary Impairments
In evaluating AFS securities for OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred. If the Company does not intend to sell and will not be more likely than not required to sell the security, the credit loss is recognized in earnings and the balance of the unrealized loss is recognized in either other comprehensive income (loss), net of tax, or gain on investment securities, depending on the accounting treatment. If the Company intends to sell the security or will be more likely than not required to sell the security, the full unrealized loss is recognized in earnings.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company recorded $0.7 million and $0.1 million in other-than-temporary credit impairments during the three months ended March 31, 2016 and 2015 on three and one non-Agency RMBS, respectively, where the future expected cash flows for each security were less than its amortized cost. As of March 31, 2016, impaired securities with a carrying value of $113.3 million had actual weighted average cumulative losses of 12.3%, weighted average three-month prepayment speed of 4.3%, weighted average 60+ day delinquency of 24.4% of the pool balance, and weighted average FICO score of 671. At March 31, 2016, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities; therefore, only the projected credit loss was recognized in earnings.
The following table presents the changes in OTTI included in earnings for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Cumulative credit loss at beginning of period	$(6,499)	$(8,241)
Additions:
Other-than-temporary impairments not previously recognized	(292)	—
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	(425)	(127)
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	—	—
Decreases related to other-than-temporary impairments on securities sold	596	1,916
Cumulative credit loss at end of period	$(6,620)	$(6,452)

Cumulative credit losses related to OTTI may be reduced for securities sold as well as for securities that mature, are paid down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain on investment securities in the Company’s condensed consolidated statements of comprehensive (loss) income. For the three months ended March 31, 2016 and 2015, the Company sold AFS securities for $2.3 billion and $0.9 billion with an amortized cost of $2.2 billion and $0.8 billion for net realized gains of $21.7 million and $117.5 million, respectively.
The following table presents the gross realized gains and losses on sales of AFS securities for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Gross realized gains	$35,194	$117,688
Gross realized losses	(13,493)	(220)
Total realized gains on sales, net	$21,701	$117,468

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 5. Residential Mortgage Loans Held-for-Sale, at Fair Value
Residential mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of a fair value option election. The following table presents the carrying value of the Company’s residential mortgage loans held-for-sale as of March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016	December 31, 2015
Unpaid principal balance	$390,461	$812,661
Fair value adjustment	(3,202)	(1,230)
Carrying value	$387,259	$811,431

At March 31, 2016 and December 31, 2015, the Company pledged residential mortgage loans with a carrying value of $323.2 million and $745.5 million, respectively, as collateral for repurchase agreements and FHLB advances. See Note 15 - Repurchase Agreements and Note 17 - Federal Home Loan Bank of Des Moines Advances.

Note 6. Residential Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
The Company purchases subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The underlying residential mortgage loans held by the trusts, which are consolidated on the Company’s condensed consolidated balance sheets, are classified as residential mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. The following table presents the carrying value of the Company’s residential mortgage loans held-for-investment in securitization trusts as of March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016	December 31, 2015
Unpaid principal balance	$3,638,407	$3,143,515
Fair value adjustment	67,240	30,212
Carrying value	$3,705,647	$3,173,727

Note 7. Commercial Real Estate Assets
The Company originates and purchases commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as commercial real estate assets on the condensed consolidated balance sheets. Additionally, the Company is the sole certificate holder of a trust entity that holds a commercial real estate loan. The underlying loan held by the trust is consolidated on the Company’s condensed consolidated balance sheet and classified as commercial real estate assets. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the trust. Commercial real estate assets are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the assets are deemed impaired.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the Company’s commercial real estate assets by asset type, property type and geographic location as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
(in thousands)	Mezzanine Loans	First Mortgages	Total	Mezzanine Loans	First Mortgages	Total
Unpaid principal balance	$149,779	$600,502	$750,281	$153,913	$513,433	$667,346
Unamortized (discount) premium	(165)	(198)	(363)	(237)	—	(237)
Unamortized net deferred origination fees	(665)	(4,994)	(5,659)	(830)	(5,326)	(6,156)
Carrying value	$148,949	$595,310	$744,259	$152,846	$508,107	$660,953
Unfunded commitments	$1,900	$64,568	$66,468	$1,900	$50,334	$52,234
Number of loans	6	14	20	6	12	18
Weighted average coupon	8.3%	4.6%	5.3%	8.1%	4.5%	5.4%
Weighted average years to maturity (1)	2.3	3.5	3.2	2.6	3.3	3.1
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

(in thousands)	March 31, 2016		December 31, 2015
Property Type	Carrying Value	% of Commercial Portfolio	Carrying Value	% of Commercial Portfolio
Retail	$186,401	25.0%	$185,883	28.1%
Hotel	81,502	11.0%	80,843	12.2%
Multifamily	165,916	22.3%	139,011	21.1%
Office	310,440	41.7%	255,216	38.6%
Total	$744,259	100.0%	$660,953	100.0%

(in thousands)	March 31, 2016		December 31, 2015
Geographic Location	Carrying Value	% of Commercial Portfolio	Carrying Value	% of Commercial Portfolio
West	$131,099	17.6%	$131,488	19.9%
Southeast	80,443	10.8%	79,118	12.0%
Southwest	201,499	27.1%	161,721	24.4%
Northeast	264,077	35.5%	238,913	36.2%
Midwest	67,141	9.0%	49,713	7.5%
Total	$744,259	100.0%	$660,953	100.0%

At March 31, 2016 and December 31, 2015, the Company pledged commercial real estate assets with a carrying value of $666.8 million and $361.1 million, respectively, as collateral for repurchase agreements and FHLB advances. See Note 15 - Repurchase Agreements and Note 17 - Federal Home Loan Bank of Des Moines Advances.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes activity related to commercial real estate assets for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(in thousands)	2016	2015
Balance at beginning of period	$660,953	$—
Originations and purchases	86,870	45,556
Repayments	(4,135)	—
Net discount accretion (premium amortization)	73	—
(Increase) decrease in net deferred origination fees	(1,110)	—
Amortization of net deferred origination fees	1,608	—
Allowance for loan losses	—	—
Balance at end of period	$744,259	$45,556

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

The following table presents the number of loans, unpaid principal balance and carrying value (amortized cost) by risk rating for commercial real estate assets as of March 31, 2016 and December 31, 2015:

(dollars in thousands)	March 31, 2016			December 31, 2015
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1 – 3	20	$750,281	$744,259	18	$667,346	$660,953
4 – 5	—	—	—	—	—	—
Total	20	$750,281	$744,259	18	$667,346	$660,953

The Company has not recorded any allowances for losses as no loans are past-due and it is not deemed probable that the Company will not be able to collect all amounts due pursuant to the contractual terms of the loans.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 8. Servicing Activities
Mortgage Servicing Rights, at Fair Value
One of the Company’s wholly owned subsidiaries has approvals from Fannie Mae, Freddie Mac, and Ginnie Mae, to own and manage MSR, which represent the right to control the servicing of mortgage loans. The Company and its subsidiaries do not originate or directly service mortgage loans, and instead contract with fully licensed subservicers to handle substantially all servicing functions for the loans underlying the Company’s MSR. The following table summarizes activity related to MSR for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Balance at beginning of period	$493,688	$452,006
Additions from purchases of servicing rights	50,273	4,324
Additions from sales of residential mortgage loans	204	227
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	(84,359)	(38,170)
Other changes in fair value (1)	(17,081)	(14,233)
Other changes (2)	3,445	6,075
Balance at end of period	$446,170	$410,229
____________________

(1)	Other changes in fair value primarily represents changes due to the realization of expected cash flows.

(2)	Other changes includes purchase price adjustments, contractual prepayment protection, and changes due to the Company’s purchase of the underlying collateral.

As of March 31, 2016 and December 31, 2015, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(in thousands)	March 31, 2016	December 31, 2015
Weighted average prepayment speed:	15.6%	11.8%
Impact on fair value of 10% adverse change	$(24,272)	$(20,093)
Impact on fair value of 20% adverse change	$(46,245)	$(38,656)
Weighted average delinquency:	3.3%	4.0%
Impact on fair value of 10% adverse change	$(3,034)	$(3,826)
Impact on fair value of 20% adverse change	$(6,001)	$(6,640)
Weighted average discount rate:	9.0%	10.1%
Impact on fair value of 10% adverse change	$(11,868)	$(16,316)
Impact on fair value of 20% adverse change	$(23,223)	$(31,522)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Risk Mitigation Activities
The primary risk associated with the Company’s MSR is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher-than-expected prepayments that could reduce the value of the MSR. The Company economically hedges the impact of these risks with AFS securities and derivative financial instruments. Refer to Note 11 - Derivative Instruments and Hedging Activities for additional information regarding the derivative financial instruments used to economically hedge MSR.
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of comprehensive (loss) income for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Servicing fee income	$33,109	$31,237
Ancillary fee income	485	564
Float income	539	286
Total	$34,133	$32,087

Mortgage Servicing Advances
In connection with the servicing of loans, the Company’s subservicers make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances, including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances, which are funded by the Company, totaled $44.7 million and $37.5 million and were included in other assets on the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of loans owned and classified as residential mortgage loans held-for-sale, loans held in consolidated VIEs classified as residential mortgage loans held-for-investment in securitization trusts, and loans underlying MSR. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Residential mortgage loans held-for-sale	994	$390,461	1,415	$812,661
Residential mortgage loans held-for-investment in securitization trusts	402	286,258	413	297,379
Mortgage servicing rights (1)	260,648	55,344,297	245,144	51,386,141
Total serviced mortgage assets	262,044	$56,021,016	246,972	$52,496,181
____________________

(1)	Includes residential mortgage loans held-for-investment in securitization trusts for which the Company is the named servicing administrator.

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
The following table presents the Company’s restricted cash balances as of March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016	December 31, 2015
Restricted cash balances held by trading counterparties:
For securities and loan trading activity	$12,560	$12,550
For derivatives trading activity	217,695	130,355
As restricted collateral for repurchase agreements and Federal Home Loan Bank advances	50,543	119,310
Total restricted cash balances held by trading counterparties	280,798	262,215
Restricted cash balance pursuant to letter of credit on office lease	347	347
Total	$281,145	$262,562

Note 10. Accrued Interest Receivable
The following table presents the Company’s accrued interest receivable by collateral type as of March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016	December 31, 2015
Available-for-sale securities:
Agency
Federal Home Loan Mortgage Corporation	$5,894	$6,235
Federal National Mortgage Association	19,046	12,407
Government National Mortgage Association	3,181	4,910
Non-Agency	2,189	2,339
Total available-for-sale securities	30,310	25,891
Residential mortgage loans held-for-sale	1,732	4,173
Residential mortgage loans held-for-investment in securitization trusts	20,534	18,339
Commercial real estate assets	1,941	1,567
Total	$54,517	$49,970

Note 11. Derivative Instruments and Hedging Activities
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following summarizes the Company’s significant asset and liability classes, the risk exposure for these classes, and the Company’s risk management activities used to mitigate certain of these risks. The discussion includes both derivative and non-derivative instruments used as part of these risk management activities. While the Company uses derivative and non-derivative instruments to achieve the Company’s risk management activities, it is possible that these instruments will not effectively mitigate all or a substantial portion of the Company’s market rate risk. In addition, the Company might elect, at times, not to enter into certain hedging arrangements in order to maintain compliance with REIT requirements.
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
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading instruments as of March 31, 2016 and December 31, 2015.

(in thousands)	March 31, 2016
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$158,786	$882,726	$—	$—
Interest rate swap agreements	18,162	8,865,513	(65,715)	6,560,000
Credit default swaps	—	—	(390)	125,000
Swaptions, net	10,482	3,700,000	(473)	1,500,000
TBAs	9,557	2,187,000	(3,328)	550,000
Put and call options for TBAs, net	366	2,000,000	—	—
Markit IOS total return swaps	—	—	(7,120)	868,145
Forward purchase commitments	494	234,259	(12)	17,953
Total	$197,847	$17,869,498	$(77,038)	$9,621,098

(in thousands)	December 31, 2015
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$159,582	$932,037	$—	$—
Interest rate swap agreements	91,757	14,268,806	—	—
Credit default swaps	—	—	(703)	125,000
Swaptions, net	17,374	4,700,000	(4,831)	500,000
TBAs	1,074	847,000	(1,324)	550,000
Markit IOS total return swaps	1,645	889,418	—	—
Forward purchase commitments	77	98,736	(427)	187,384
Total	$271,509	$21,735,997	$(7,285)	$1,362,384

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive (loss) income on the Company’s derivative trading instruments:

Trading Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
(in thousands)		Three Months Ended March 31,
		2016	2015
Interest rate risk management
TBAs (1)	Gain on other derivative instruments	$25,329	$(27,958)
Put and call options for TBAs (1)	Gain on other derivative instruments	(981)	2,535
Constant maturity swaps (1)	Gain on other derivative instruments	—	6,090
Interest rate swap agreements - Receivers (1)	Loss on interest rate swap and swaption agreements	112,674	42,326
Interest rate swap agreements - Payers (1)	Loss on interest rate swap and swaption agreements	(81,084)	(52,559)
Swaptions (1)	Loss on interest rate swap and swaption agreements	(16,255)	(18,506)
Markit IOS total return swaps (1)	Gain on other derivative instruments	(21,724)	3,132
Interest rate swap agreements - Payers (2)	Loss on interest rate swap and swaption agreements	(140,819)	(97,704)
Credit risk management
Credit default swaps - Receive protection (3)	Gain on other derivative instruments	409	(93)
Non-risk management
Inverse interest-only securities	Gain on other derivative instruments	12,982	19,261
Forward purchase commitments	Gain on residential mortgage loans held-for-sale	1,398	970
Total		$(108,071)	$(122,506)
____________________

(1)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s investment portfolio.

(2)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s repurchase agreements and FHLB advances.

(3)	Includes derivative instruments held to mitigate credit risk associated with the Company’s non-Agency RMBS and residential mortgage loans held-for-sale.

For the three months ended March 31, 2016 and 2015, the Company recognized $6.2 million and $27.5 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $15.0 billion and $18.2 billion notional, respectively, and receiving either LIBOR interest or a fixed interest rate.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$932,037	$—	$(49,311)	$882,726	$909,378	$—
Interest rate swap agreements	14,268,806	6,837,513	(5,680,806)	15,425,513	14,954,600	32,599
Credit default swaps	125,000	10,000	(10,000)	125,000	126,429	412
Swaptions, net	5,200,000	2,000,000	(2,000,000)	5,200,000	5,216,484	(1,970)
TBAs, net	297,000	4,315,000	(2,975,000)	1,637,000	153,209	18,850
Put and call options for TBAs, net	—	2,000,000	—	2,000,000	82,418	—
Markit IOS total return swaps	889,418	—	(21,273)	868,145	874,735	—
Forward purchase commitments	286,120	383,449	(417,357)	252,212	257,726	566
Total	$21,998,381	$15,545,962	$(11,153,747)	$26,390,596	$22,574,979	$50,457

	Three Months Ended March 31, 2015
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$1,168,226	$—	$(62,016)	$1,106,210	$1,138,468	$—
Interest rate swap agreements	18,584,000	5,620,000	(4,275,000)	19,929,000	18,238,389	(1,070)
Credit default swaps	125,000	—	—	125,000	125,000	—
Swaptions, net	12,410,000	5,550,000	(5,000,000)	12,960,000	12,851,667	12,845
TBAs, net	(1,325,000)	(6,933,000)	5,762,000	(2,496,000)	2,121,700	(17,364)
Put and call options for TBAs, net	2,000,000	250,000	(4,750,000)	(2,500,000)	8,333	(3,047)
Constant maturity swaps	14,000,000	6,000,000	(17,000,000)	3,000,000	6,988,889	6,384
Markit IOS total return swaps	598,459	676,633	(397,563)	877,529	875,346	4,202
Forward purchase commitments	554,838	1,128,634	(976,168)	707,304	648,343	943
Total	$48,115,523	$12,292,267	$(26,698,747)	$33,709,043	$42,996,135	$2,893
____________________

(1)	Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Derivative fair value adjustments are reflected within the unrealized loss on interest rate swaps and swaptions, unrealized gain on other derivative instruments, and gain on residential mortgage loans held-for-sale line items within the operating activities section of the condensed consolidated statements of cash flows. Realized gains and losses on interest rate swap and swaption agreements are reflected within the gain on termination and option expiration of interest rate swaps and swaptions line item within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the short sales and purchases of other derivative instruments, proceeds from sales of other derivative instruments, net and (decrease) increase in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.

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
As of March 31, 2016 and December 31, 2015, the Company had outstanding fair value of $39.1 million and $42.9 million, respectively, of interest-only securities in place to economically hedge its investment securities. These interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.
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
As of March 31, 2016, $2.2 billion of the Company’s long notional TBA positions and $550.0 million of the Company’s short notional TBA positions were held in order to economically hedge portfolio risk. As of December 31, 2015, $847.0 million of the Company’s long notional TBA positions and $550.0 million of the Company’s short notional TBA positions were held in order to economically hedge portfolio risk. The Company discloses these positions on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$2,187,000	$2,239,170	$2,248,727	$9,557	$—
Sale contracts	(550,000)	(575,578)	(578,906)	—	(3,328)
TBAs, net	$1,637,000	$1,663,592	$1,669,821	$9,557	$(3,328)

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

Put and Call Options for TBAs. As of March 31, 2016, the Company had purchased put options for TBAs with a notional amount of $2.0 billion and paid upfront premiums of approximately $1.3 million. Each of the options expires in May 2016. The put and call options had a net fair market value of $0.4 million included in derivative assets, at fair value, in the condensed consolidated balance sheet as of March 31, 2016.The Company did not hold any put and call options for TBAs as of December 31, 2015.
Interest Rate Swap Agreements. As of March 31, 2016 and December 31, 2015, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk associated with the Company’s investment portfolio whereby the Company receives interest at a three-month LIBOR rate:

(notional in thousands)
March 31, 2016
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2018	$4,165,000	1.298%	0.638%	2.32
2020 and Thereafter	1,210,000	2.164%	0.627%	4.83
Total	$5,375,000	1.493%	0.635%	2.89

(notional in thousands)
December 31, 2015
Swaps Maturities	Notional Amounts	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2018	$2,040,000	1.563%	0.487%	2.94
2020 and Thereafter	1,210,000	2.164%	0.531%	5.08
Total	$3,250,000	1.787%	0.503%	3.74

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Additionally, as of March 31, 2016 and December 31, 2015, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk associated with the Company’s investment portfolio whereby the Company pays interest at a three-month LIBOR rate:

(notional in thousands)
March 31, 2016
Swaps Maturities	Notional Amounts	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2018	$575,000	0.618%	1.440%	2.64
2019	500,000	0.621%	1.042%	2.81
2020 and Thereafter	2,415,513	0.624%	1.938%	6.05
Total	$3,490,513	0.623%	1.728%	5.03

(notional in thousands)
December 31, 2015
Swaps Maturities	Notional Amounts	Average Pay Rate	Average Fixed Receive Rate	Average Maturity (Years)
2018	$575,000	0.329%	1.440%	2.89
2020 and Thereafter	2,589,000	0.453%	2.301%	7.00
Total	$3,164,000	0.431%	2.145%	6.26

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
As of March 31, 2016 and December 31, 2015, the Company had the following outstanding interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) associated with the Company’s short-term repurchase agreements and FHLB advances:

(notional in thousands)
March 31, 2016
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2016	$1,700,000	0.462%	0.624%	0.48
2017	2,375,000	0.765%	0.620%	1.34
2018	300,000	0.984%	0.617%	1.83
2019	350,000	1.283%	0.623%	3.19
2020 and Thereafter	1,835,000	1.797%	0.622%	7.54
Total	$6,560,000	1.013%	0.622%	2.98

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(notional in thousands)
December 31, 2015
Swaps Maturities	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
2016	$1,700,000	0.462%	0.481%	0.73
2017	2,375,000	0.765%	0.510%	1.59
2018	800,000	0.944%	0.384%	2.14
2019	350,000	1.283%	0.340%	3.44
2020 and Thereafter	2,629,806	1.821%	0.371%	8.04
Total	$7,854,806	1.094%	0.437%	3.71

Interest Rate Swaptions. As of March 31, 2016 and December 31, 2015, the Company had the following outstanding interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would either pay or receive a fixed rate) that were utilized as macro-economic hedges:

	March 31, 2016
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$12,025	$3,682	3.71	$1,500,000	3.25%	3M Libor	10.0
Payer	≥ 6 Months	126,273	7,942	40.35	4,500,000	3.69%	3M Libor	5.8
Total Payer		$138,298	$11,624	27.51	$6,000,000	3.58%	3M Libor	6.8

Sale contracts:
Payer	≥ 6 Months	$(81,248)	$(1,615)	15.02	$(800,000)	3.44%	3M Libor	10.0
Total Payer		$(81,248)	$(1,615)	15.02	$(800,000)	3.44%	3M Libor	10.0

	December 31, 2015
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$375	$174	0.75	$2,000,000	2.23%	3M Libor	6.3
Payer	≥ 6 Months	126,273	19,150	39.17	4,500,000	3.69%	3M Libor	5.8
Total Payer		$126,648	$19,324	38.51	$6,500,000	3.24%	3M Libor	5.9

Sale contracts:
Payer	≥ 6 Months	$(81,248)	$(6,738)	18.01	$(800,000)	3.44%	3M Libor	10.0
Total Payer		$(81,248)	$(6,738)	18.01	$(800,000)	3.44%	3M Libor	10.0
Receiver	< 6 Months	$(100)	$(43)	0.73	$(500,000)	3M Libor	1.75%	10.0
Total Receiver		$(100)	$(43)	0.73	$(500,000)	3M Libor	1.75%	10.0

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Markit IOS Total Return Swaps. The Company also enters into total return swaps (agreements whereby the Company receives or makes payments based on the total return of an underlying instrument or index, such as the Markit IOS Index, in exchange for fixed or floating rate interest payments) to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our investment portfolio (referred to as “convexity risk”). Total return swaps based on the Markit IOS Index are intended to synthetically replicate the performance of interest-only securities. The Company had the following total return swap agreements in place at March 31, 2016 and December 31, 2015:

(notional and dollars in thousands)
March 31, 2016
Maturity Date	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain (Loss)
January 12, 2043	$(361,370)	$(2,494)	$(866)	$(3,360)
January 12, 2044	(317,908)	(2,045)	(1,679)	(3,724)
January 12, 2045	(188,867)	(2,581)	1,162	(1,419)
Total	$(868,145)	$(7,120)	$(1,383)	$(8,503)

(notional and dollars in thousands)
December 31, 2015
Maturity Date	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain (Loss)
January 12, 2043	$(369,639)	$456	$(866)	$(410)
January 12, 2044	(325,003)	350	(1,679)	(1,329)
January 12, 2045	(194,776)	839	1,162	2,001
Total	$(889,418)	$1,645	$(1,383)	$262

Credit Risk
The Company’s exposure to credit losses on its Agency RMBS portfolio is limited due to implicit or explicit backing from the GSEs. The payment of principal and interest on the Freddie Mac and Fannie Mae mortgage-backed securities are guaranteed by those respective agencies, and the payment of principal and interest on the Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the U.S. Government.
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
As of March 31, 2016 and December 31, 2015, the Company held credit default swaps through which the Company received credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company’s credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present credit default swaps through which the Company is receiving protection held as of March 31, 2016 and December 31, 2015:

(notional and dollars in thousands)
March 31, 2016
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable) Receivable	Unrealized Gain (Loss)
Receive	June 20, 2016	105.50	$(100,000)	$(249)	$(260)	$(509)
	December 20, 2016	496.00	(25,000)	(141)	(4,062)	(4,203)
	Total	183.60	$(125,000)	$(390)	$(4,322)	$(4,712)

(notional and dollars in thousands)
December 31, 2015
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable) Receivable	Unrealized Gain (Loss)
Receive	June 20, 2016	105.50	$(100,000)	$(502)	$(260)	$(762)
	December 20, 2016	496.00	(25,000)	(201)	(4,062)	(4,263)
	Total	183.60	$(125,000)	$(703)	$(4,322)	$(5,025)

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of March 31, 2016, the fair value of derivative financial instruments as an asset and liability position was $197.8 million and $77.0 million, respectively.
The Company attempts to mitigate its credit risk exposure on derivative financial instruments by limiting its counterparties to banks and financial institutions that meet established credit guidelines. The Company also seeks to spread its credit risk exposure across multiple counterparties in order to reduce its exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty or clearing agency, in the case of centrally cleared interest rate swaps, upon the occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties and clearing agencies, which require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. As of March 31, 2016, the Company had received cash deposits from counterparties of $2.2 million and placed cash deposits of $232.1 million in accounts maintained by counterparties, of which the amounts are netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the Company’s condensed consolidated balance sheets.
Non-Risk Management Activities
The Company has entered into certain financial instruments that are considered derivative contracts under ASC 815 that are not for purposes of hedging. These contracts are currently limited to forward purchase commitments and inverse interest-only RMBS.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Commitments to Purchase Residential Mortgage Loans Held-for-Sale. Prior to a mortgage loan purchase, the Company may enter into forward purchase commitments with counterparties whereby the Company commits to purchasing the loans at a particular interest rate, provided the borrower elects to close the loan. These commitments to purchase mortgage loans have been defined as derivatives and are, therefore, recorded on the Company’s condensed consolidated balance sheets as assets or liabilities and measured at fair value. Subsequent changes in fair value are recorded on the Company’s condensed consolidated balance sheets as adjustments to the carrying value of these assets or liabilities with a corresponding adjustment recognized in current period earnings. As of March 31, 2016 and December 31, 2015, the Company had outstanding commitments to purchase $252.2 million and $286.1 million of mortgage loans, subject to fallout if the loans do not close, with a fair value asset of $0.5 million and a fair value liability of $12,492 at March 31, 2016 and a fair value asset of $0.1 million and a fair value liability of $0.4 million at December 31, 2015, respectively.
Inverse Interest-Only Securities. As of March 31, 2016 and December 31, 2015, inverse interest-only securities with a carrying value of $158.8 million and $159.6 million, including accrued interest receivable of $1.6 million and $1.7 million, respectively, are accounted for as derivative financial instruments in the condensed consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016	December 31, 2015
Face Value	$882,726	$932,037
Unamortized premium	—	—
Unamortized discount
Designated credit reserve	—	—
Net, unamortized	(750,622)	(792,178)
Amortized Cost	132,104	139,859
Gross unrealized gains	25,538	19,655
Gross unrealized losses	(423)	(1,608)
Carrying Value	$157,219	$157,906

Note 12. Other Assets
Other assets as of March 31, 2016 and December 31, 2015 are summarized in the following table:

(in thousands)	March 31, 2016	December 31, 2015
Property and equipment at cost	$6,289	$5,997
Accumulated depreciation (1)	(3,611)	(3,303)
Net property and equipment	2,678	2,694
Prepaid expenses	1,347	1,572
Income taxes receivable	6,125	5,286
Deferred tax assets, net	43,882	44,318
Servicing advances	44,672	37,499
Federal Home Loan Bank stock	167,856	156,650
Equity investments	3,000	3,000
Other receivables	25,542	20,556
Total other assets	$295,102	$271,575
____________________

(1)	Depreciation expense for the three months ended March 31, 2016 was $0.3 million.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 13. Other Liabilities
Other liabilities as of March 31, 2016 and December 31, 2015 are summarized in the following table:

(in thousands)	March 31, 2016	December 31, 2015
Accrued expenses	$29,972	$37,052
Accrued interest payable	19,129	18,723
Income taxes payable	—	70
Other	16,810	16,387
Total other liabilities	$65,911	$72,232

Note 14. Fair Value
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
Available-for-sale securities. The Company holds a portfolio of AFS securities that are carried at fair value in the condensed consolidated balance sheets and primarily comprised of Agency and non-Agency RMBS. The Company determines the fair value of its Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of its non-Agency RMBS, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its RMBS AFS securities reported at fair value as Level 2 at March 31, 2016. AFS securities account for 66.9% of all assets reported at fair value at March 31, 2016.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Residential mortgage loans held-for-sale. The Company holds residential mortgage loans held-for-sale that are carried at fair value in the condensed consolidated balance sheets as a result of a fair value option election. The Company determines fair value of its residential mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 81.3% and 18.7% of its residential mortgage loans held-for-sale as Level 2 and Level 3 fair value assets, respectively, at March 31, 2016.
Residential mortgage loans held-for-investment in securitization trusts. The Company recognizes on its condensed consolidated balance sheets residential mortgage loans held-for-investment in securitization trusts that are carried at fair value as a result of a fair value option election. An entity is allowed to measure both the financial assets and financial liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the Company’s securitization trusts are considered qualifying CFEs, the Company determines the fair value of these residential mortgage loans based on the fair value of its collateralized borrowings in securitization trusts and its retained interests from the Company’s on-balance sheet securitizations (eliminated in consolidation in accordance with U.S. GAAP), as the fair value of these instruments is more observable. The Company classified 100% of its residential mortgage loans held-for-investment in securitization trusts as Level 2 fair value assets at March 31, 2016.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the condensed consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing providers. Although MSR transactions are observable in the marketplace, the valuation is based upon cash flow models that include unobservable market data inputs (including prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its MSR as Level 3 fair value assets at March 31, 2016.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, swaptions, put and call options for TBAs and U.S. Treasuries, credit default swaps, constant maturity swaps and Markit IOS total return swaps. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, swaptions, put and call options for TBAs and U.S. Treasuries, credit default swaps, constant maturity swaps and total returns swaps reported at fair value as Level 2 at March 31, 2016.
The Company also enters into certain other derivative financial instruments, such as TBAs, short U.S. Treasuries and inverse interest-only securities. These instruments are similar in form to the Company’s AFS securities and the Company utilizes a pricing service to value TBAs and broker quotes to value short U.S. Treasuries and inverse interest-only securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at March 31, 2016. The Company reported 100% of its TBAs as Level 1 as of March 31, 2016. The Company did not hold any short U.S. Treasuries at March 31, 2016.
The Company may also enter into forward purchase commitments on residential mortgage loans whereby the Company commits to purchasing the loans at a particular interest rate. The fair value of these derivatives is determined based on prices currently offered in the marketplace for new commitments. Fallout assumptions if the borrower elects not to close the loan are applied to the pricing. As of March 31, 2016, the Company had outstanding commitments to purchase $252.2 million of mortgage loans, subject to fallout if the loans do not close, with a fair value asset of $0.5 million and a fair value liability of $12,492. The Company classified 100% of the forward purchase commitments reported at fair value as Level 2 at March 31, 2016.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Collateralized borrowings in securitization trusts. The Company recognizes on its condensed consolidated balance sheets collateralized borrowings that are carried at fair value as a result of a fair value option election. In determining the fair value of its collateralized borrowings, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its collateralized borrowings in securitization trusts as Level 2 fair value liabilities at March 31, 2016.
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

	Recurring Fair Value Measurements
	At March 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$9,584,454	$—	$9,584,454
Residential mortgage loans held-for-sale	—	314,962	72,297	387,259
Residential mortgage loans held-for-investment in securitization trusts	—	3,705,647	—	3,705,647
Mortgage servicing rights	—	—	446,170	446,170
Derivative assets	9,557	188,290	—	197,847
Total assets	$9,557	$13,793,353	$518,467	$14,321,377
Liabilities
Collateralized borrowings in securitization trusts	$—	$2,809,627	$—	$2,809,627
Derivative liabilities	3,328	73,710	—	77,038
Total liabilities	$3,328	$2,883,337	$—	$2,886,665

	Recurring Fair Value Measurements
	At December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$7,825,320	$—	$7,825,320
Residential mortgage loans held-for-sale	—	764,319	47,112	811,431
Residential mortgage loans held-for-investment in securitization trusts	—	3,173,727	—	3,173,727
Mortgage servicing rights	—	—	493,688	493,688
Derivative assets	1,074	270,435	—	271,509
Total assets	$1,074	$12,033,801	$540,800	$12,575,675
Liabilities
Collateralized borrowings in securitization trusts	$—	$2,000,110	$—	$2,000,110
Derivative liabilities	1,324	5,961	—	7,285
Total liabilities	$1,324	$2,006,071	$—	$2,007,395

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2016, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the reconciliation for all of the Company’s Level 3 assets measured at fair value on a recurring basis:

	Level 3 Recurring Fair Value Measurements
	Three Months Ended
	March 31, 2016
(in thousands)	Residential Mortgage Loans Held-For-Sale		Mortgage Servicing Rights
Beginning of period level 3 fair value	$47,112		$493,688
Gains (losses) included in net (loss) income:
Realized gains (losses)	1,222		(17,081)
Unrealized gains (losses)	(1,296)	(1)	(84,359)	(3)
Total gains (losses) included in net (loss) income	(74)		(101,440)
Other comprehensive income (loss)	—		—
Purchases	71,566		50,477
Sales	(20,065)		—
Settlements	(26,242)		3,445
Gross transfers into level 3	—		—
Gross transfers out of level 3	—		—
End of period level 3 fair value	$72,297		$446,170
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(311)	(2)	$(84,359)	(4)
___________________

(1)
The change in unrealized gains or losses on residential mortgage loans held-for-sale was recorded in gain on residential mortgage loans held-for-sale on the condensed consolidated statements of comprehensive (loss) income.

(2)
The change in unrealized gains or losses on residential mortgage loans held-for-sale that were held at the end of the reporting period was recorded in gain on residential mortgage loans held-for-sale on the condensed consolidated statements of comprehensive (loss) income.

(3)	The change in unrealized gains or losses on MSR was recorded in loss on servicing asset on the condensed consolidated statements of comprehensive (loss) income.

(4)
The change in unrealized gains or losses on MSR that were held at the end of the reporting period was recorded in loss on servicing asset on the condensed consolidated statements of comprehensive (loss) income.

The Company did not incur transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2016. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company also used a third-party pricing provider in the fair value measurement of its Level 3 MSR. The table below presents information about the significant unobservable inputs used by the third-party pricing provider in the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at March 31, 2016:

As of March 31, 2016
Valuation Technique	Unobservable Input (1)	Range			Weighted Average
Discounted cash flow	Constant prepayment speed	12.2	-	18.3%	15.6%
	Delinquency	3.1	-	3.5%	3.3%
	Discount rate	8.1	-	9.8%	9.0%
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
The Company elected the fair value option for the residential mortgage loans it has acquired. The fair value option was elected to mitigate earnings volatility by better matching the accounting for the assets with the related hedges. The mortgage loans are carried within residential mortgage loans held-for-sale on the condensed consolidated balance sheets. The Company’s policy is to separately record interest income on these fair value elected loans. Upfront fees and costs related to the fair value elected loans are not deferred or capitalized. Fair value adjustments are reported in gain on residential mortgage loans held-for-sale on the condensed consolidated statements of comprehensive (loss) income. The fair value option is irrevocable once the loan is acquired.
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

	Three Months Ended March 31, 2016
(in thousands)	Interest income (expense)		Gain on investment securities	Gain on residential mortgage loans held-for-sale	Other income (loss)	Total included in net (loss) income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$1		$16	$—	$—	$17	N/A
Residential mortgage loans held-for-sale	7,202	(1)	—	9,971	—	17,173	$110	(2)
Residential mortgage loans held-for-investment in securitization trusts	32,771	(1)	—	—	23,555	56,326	—	(3)
Liabilities
Collateralized borrowings in securitization trusts	(19,359)		—	—	(22,072)	(41,431)	—	(3)
Total	$20,615		$16	$9,971	$1,483	$32,085	$110

	Three Months Ended March 31, 2015
(in thousands)	Interest income (expense)		Gain on investment securities	Gain on residential mortgage loans held-for-sale	Other income (loss)	Total included in net (loss) income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$—		$—	$—	$—	$—	N/A
Residential mortgage loans held-for-sale	4,271	(1)	—	9,066	—	13,337	$(242)	(2)
Residential mortgage loans held-for-investment in securitization trusts	18,236	(1)	—	—	49	18,285	—	(3)
Liabilities
Collateralized borrowings in securitization trusts	(10,708)		—	—	(2,967)	(13,675)	—	(3)
Total	$11,799		$—	$9,066	$(2,918)	$17,947	$(242)
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

	March 31, 2016		December 31, 2015
(in thousands)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Residential mortgage loans held-for-sale
Total loans	$390,461	$387,259	$812,661	$811,431
Nonaccrual loans	$54,991	$48,358	$30,438	$25,771
Loans 90+ days past due	$50,628	$44,784	$26,702	$22,470
Residential mortgage loans held-for-investment in securitization trusts
Total loans	$3,638,407	$3,705,647	$3,143,515	$3,173,727
Nonaccrual loans	$860	$877	$860	$868
Loans 90+ days past due	$860	$877	$860	$868
Collateralized borrowings in securitization trusts
Total borrowings	$2,804,575	$2,809,627	$2,023,239	$2,000,110
____________________

(1)	Excludes accrued interest receivable.

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

•
AFS securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts, MSR, derivative assets and liabilities, and collateralized borrowings in securitization trusts are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the Fair Value Measurements section of this Note 14.

•
Commercial real estate assets are carried at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless deemed impaired. Because the Company has not yet recorded any allowances for losses and the rates and terms of the commercial real estate assets held at March 31, 2016 are similar to those observed in the market, carrying value, or amortized cost, approximates fair value. The Company categorizes the fair value measurement of these assets as Level 3.

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

•
The carrying value of repurchase agreements and FHLB advances that mature in less than one year generally approximates fair value due to the short maturities. As of March 31, 2016, the Company held $102.4 million of repurchase agreements and $3.6 billion of FHLB advances that are considered long-term. The Company’s long-term repurchase agreements and FHLB advances have floating rates based on an index plus a spread and, for members of the FHLB, the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities	$9,584,454	$9,584,454	$7,825,320	$7,825,320
Residential mortgage loans held-for-sale	$387,259	$387,259	$811,431	$811,431
Residential mortgage loans held-for-investment in securitization trusts	$3,705,647	$3,705,647	$3,173,727	$3,173,727
Commercial real estate assets	$744,259	$744,259	$660,953	$660,953
Mortgage servicing rights	$446,170	$446,170	$493,688	$493,688
Cash and cash equivalents	$754,827	$754,827	$737,831	$737,831
Restricted cash	$281,145	$281,145	$262,562	$262,562
Derivative assets	$197,847	$197,847	$271,509	$271,509
Federal Home Loan Bank stock	$167,856	$167,856	$156,650	$156,650
Equity investments	$3,000	$3,000	$3,000	$3,000
Liabilities
Repurchase agreements	$6,189,852	$6,189,852	$5,008,274	$5,008,274
Collateralized borrowings in securitization trusts	$2,809,627	$2,809,627	$2,000,110	$2,000,110
Federal Home Loan Bank advances	$4,000,000	$4,000,000	$3,785,000	$3,785,000
Derivative liabilities	$77,038	$77,038	$7,285	$7,285

Note 15. Repurchase Agreements
As of March 31, 2016 and December 31, 2015, the Company had outstanding $6.2 billion and $5.0 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 1.15% and 1.10% and weighted average remaining maturities of 62 and 35 days as of March 31, 2016 and December 31, 2015, respectively.
At March 31, 2016 and December 31, 2015, the repurchase agreement balances were as follows:

(in thousands)	March 31, 2016	December 31, 2015
Short-term	$6,087,417	$5,008,274
Long-term	102,435	—
Total	$6,189,852	$5,008,274

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At March 31, 2016 and December 31, 2015, the repurchase agreements had the following characteristics and remaining maturities:

	March 31, 2016
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency RMBS (1)	Agency Derivatives	Residential Mortgage Loans Held-for-Sale	Commercial Real Estate Assets	Total Amount Outstanding
Within 30 days	$1,625,350	$659,316	$37,217	$—	$57,587	$2,379,470
30 to 59 days	1,876,163	173,895	38,341	29,313	—	2,117,712
60 to 89 days	528,152	103,848	—	—	—	632,000
90 to 119 days	12,455	166,897	17,473	—	—	196,825
120 to 364 days	565,313	176,037	20,060	—	—	761,410
One year and over	—	—	—	—	102,435	102,435
Total	$4,607,433	$1,279,993	$113,091	$29,313	$160,022	$6,189,852
Weighted average borrowing rate	0.77%	2.26%	1.48%	2.69%	2.87%	1.15%

	December 31, 2015
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency RMBS (1)	Agency Derivatives	Residential Mortgage Loans Held-for-Sale	Commercial Real Estate Assets	Total Amount Outstanding
Within 30 days	$1,719,292	$852,436	$58,286	$—	$59,349	$2,689,363
30 to 59 days	1,407,353	271,819	60,065	—	—	1,739,237
60 to 89 days	143,051	15,691	2,707	—	—	161,449
90 to 119 days	68,014	106,007	1,465	—	—	175,486
120 to 364 days	—	234,229	—	8,510	—	242,739
Total	$3,337,710	$1,480,182	$122,523	$8,510	$59,349	$5,008,274
Weighted average borrowing rate	0.65%	2.03%	1.18%	2.87%	2.62%	1.10%
____________________

(1)	Includes repurchase agreements collateralized by retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	March 31, 2016	December 31, 2015
Available-for-sale securities, at fair value	$6,472,159	$5,354,104
Residential mortgage loans held-for-sale, at fair value	31,681	9,543
Commercial real estate assets	245,548	108,958
Net economic interests in consolidated securitization trusts (1)	274,718	274,949
Cash and cash equivalents	15,000	15,000
Restricted cash	50,543	119,310
Due from counterparties	22,401	10,211
Derivative assets, at fair value	157,212	157,879
Total	$7,269,262	$6,049,954
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at March 31, 2016 and December 31, 2015:

	March 31, 2016				December 31, 2015
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Royal Bank of Canada	$691,801	$205,517	6%	56.1	$799,527	$217,677	6%	31.5
All other counterparties (2)	5,498,051	866,745	26%	63.1	4,208,747	818,108	23%	36.2
Total	$6,189,852	$1,072,262			$5,008,274	$1,035,785
____________________

(1)
Represents the net carrying value of the securities, residential mortgage loans held-for-sale and commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases of $796.2 million as of March 31, 2016 are not included in the amounts presented above. The Company did not have any such payables as of December 31, 2015.

(2)	Represents amounts outstanding with 19 and 20 counterparties at March 31, 2016 and December 31, 2015, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 16. Collateralized Borrowings in Securitization Trusts, at Fair Value
The Company purchases subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The debt associated with the underlying residential mortgage loans held by the trusts, which are consolidated on the Company’s condensed consolidated balance sheets, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. As of March 31, 2016 and December 31, 2015, collateralized borrowings in securitization trusts had a carrying value of $2.8 billion and $2.0 billion with a weighted average interest rate of 3.5% and 3.6%, respectively. The stated maturity dates for all collateralized borrowings were more than five years from both March 31, 2016 and December 31, 2015.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 17. Federal Home Loan Bank of Des Moines Advances
The Company’s wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of March 31, 2016 and December 31, 2015, TH Insurance had $4.0 billion and $3.8 billion in outstanding secured advances with a weighted average borrowing rate of 0.59% and 0.58%, respectively, and had no additional uncommitted capacity to borrow as of March 31, 2016. As of December 31, 2015, TH Insurance had an additional $215.0 million of available uncommitted capacity for borrowings. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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
On January 11, 2016, the Federal Housing Finance Agency, or FHFA, released a final rule regarding membership in the Federal Home Loan Bank system. Among other effects, the final rule excludes captive insurers from membership eligibility, including the Company’s subsidiary member, TH Insurance. Since TH Insurance was admitted as a member in 2013, it is eligible for a five-year membership grace period, during which new advances or renewals that mature beyond the grace period will be prohibited; however, any existing advances that mature beyond this grace period will be permitted to remain in place subject to their terms insofar as the Company maintains good standing with the FHLB. If any new advances or renewals occur, TH Insurance’s outstanding advances will be limited to 40% of its total assets.
At March 31, 2016 and December 31, 2015, FHLB advances had the following remaining maturities:

(in thousands)	March 31, 2016	December 31, 2015
≤ 1 year	$428,238	$—
> 1 and ≤ 3 years	223,000	651,238
> 3 and ≤ 5 years	815,024	815,024
> 5 and ≤ 10 years	—	—
> 10 years	2,533,738	2,318,738
Total	$4,000,000	$3,785,000

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of FHLB advances:

(in thousands)	March 31, 2016	December 31, 2015
Available-for-sale securities, at fair value	$2,984,562	$2,412,970
Residential mortgage loans held-for-sale, at fair value	291,533	735,911
Commercial real estate assets	421,239	252,172
Net economic interests in consolidated securitization trusts (1)	780,231	863,363
Total	$4,477,565	$4,264,416
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The FHLB retains the right to mark the underlying collateral for FHLB advances to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral. In addition, as a condition to membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB. At March 31, 2016 and December 31, 2015, the Company had stock in the FHLB totaling $167.9 million and $156.7 million, respectively, which is included in other assets on the condensed consolidated balance sheets. FHLB stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLB. Accordingly, when evaluating FHLB stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of March 31, 2016 and December 31, 2015, the Company had not recognized an impairment charge related to its FHLB stock.

Note 18. Stockholders’ Equity
Distributions to Stockholders
The following table presents cash dividends declared by the Company on its common stock during the three months ended March 31, 2016, and the four immediately preceding quarters:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
March 15, 2016	March 31, 2016	April 21, 2016	$0.23
December 16, 2015	December 30, 2015	January 20, 2016	$0.26
September 16, 2015	September 30, 2015	October 22, 2015	$0.26
June 17, 2015	June 30, 2015	July 21, 2015	$0.26
March 18, 2015	March 31, 2015	April 21, 2015	$0.26

Accumulated Other Comprehensive Income
Accumulated other comprehensive income at March 31, 2016 and December 31, 2015 was as follows:

(in thousands)	March 31, 2016	December 31, 2015
Available-for-sale securities
Unrealized gains	$410,764	$405,177
Unrealized losses	(30,358)	(46,116)
Accumulated other comprehensive income	$380,406	$359,061

Reclassifications out of Accumulated Other Comprehensive Income
The following table summarizes reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2016 and 2015:

	Affected Line Item in the Condensed Consolidated Statements of Comprehensive (Loss) Income	Amount Reclassified out of Accumulated Other Comprehensive Income
(in thousands)		Three Months Ended March 31,
		2016	2015
Other-than-temporary impairments on AFS securities	Total other-than-temporary impairment losses	$717	$127
Realized gains on sales of certain AFS securities, net of tax	Gain on investment securities	(19,126)	(99,935)
Total		$(18,409)	$(99,808)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. An aggregate of 7.5 million shares of the Company’s common stock were originally reserved for issuance under the plan. As of March 31, 2016, 297,940 shares have been issued under the plan for total proceeds of approximately $3.1 million, of which 14,648 and 19,412 shares were issued for total proceeds of $109,648 and $200,264 during the three months ended March 31, 2016 and 2015, respectively.
Share Repurchase Program
As of December 31, 2015, the Company’s share repurchase program allowed the Company to repurchase up to 25,000,000 shares of its common stock. During the three months ended March 31, 2016, the Company’s board of directors authorized an increase of 50,000,000 shares, for up to a total of 75,000,000 shares authorized under the program. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of March 31, 2016, a total of 24,135,000 shares had been repurchased by the Company under the program for an aggregate cost of $200.4 million; of these, 8,020,000 shares were repurchased for a total cost of $61.3 million during the three months ended March 31, 2016. No shares were repurchased during the three months ended March 31, 2015.
At-the-Market Offering
On May 25, 2012, the Company entered into an equity distribution agreement under which the Company may sell up to an aggregate of 20,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. On May 22, 2015, the Company entered into an amendment to the equity distribution agreement providing that any subsequent offers or sales of the Company’s common stock under the equity distribution agreement shall be made pursuant to a new prospectus supplement, which was filed on the same date. As of March 31, 2016, 7,585,869 shares of common stock have been sold under the equity distribution agreement for total accumulated net proceeds of approximately $77.6 million; however, no shares were sold during the three months ended March 31, 2016 and 2015.

Note 19. Equity Incentive Plan
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
During the three months ended March 31, 2016 and 2015, the Company granted 1,677,998 and 206,275 shares of restricted common stock, respectively, to key employees of PRCM Advisers pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $7.33 and $10.30 per share on grant date, based on the closing market price of the Company’s common stock on the NYSE on such date. However, as the cost of these awards is measured at fair value at each reporting date based on the price of the Company’s stock as of period end in accordance with ASC 505, Equity, or ASC 505, the fair value of these awards as of March 31, 2016 was $7.94 per share based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity related to restricted common stock for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
(in thousands)	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	2,290,609	$10.36	2,002,406	$10.32
Granted	1,677,998	7.33	206,275	10.30
Vested	(414,744)	(9.88)	(365,662)	(9.79)
Forfeited	(16,683)	(8.99)	(55,474)	(10.19)
Outstanding at End of Period	3,537,180	$8.99	1,787,545	$10.43

For the three months ended March 31, 2016 and 2015, the Company recognized compensation costs related to restricted common stock of $2.9 million and $2.7 million, respectively.

Note 20. Income Taxes
For the three months ended March 31, 2016 and 2015, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C-corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
During the three months ended March 31, 2016 and 2015, the Company’s TRSs recognized a provision for income taxes of $5.5 million and a benefit from income taxes of $10.7 million, which was primarily due to gains recognized and losses incurred, respectively, on derivative instruments held in the Company’s TRSs.
Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements of a contingent tax liability for uncertain tax positions.

Note 21. Earnings Per Share
The following table presents a reconciliation of the (loss) earnings and shares used in calculating basic and diluted (loss) earnings per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(in thousands, except share data)	2016	2015
Numerator:
Net (loss) income	$(88,930)	$94,793
Denominator:
Weighted average common shares outstanding	346,197,193	364,629,176
Weighted average restricted stock shares	3,238,822	1,878,481
Basic and diluted weighted average shares outstanding	349,436,015	366,507,657
Basic and Diluted (Loss) Earnings Per Share	$(0.25)	$0.26

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 22. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with its management agreement with PRCM Advisers, the Company incurred $12.0 million and $12.7 million as a management fee to PRCM Advisers for the three months ended March 31, 2016 and 2015, respectively, which represents approximately 1.5% of stockholders’ equity on an annualized basis as defined by the Management Agreement. For purposes of calculating the management fee, stockholders’ equity is adjusted to exclude any common stock repurchases as well as any unrealized gains, losses or other items that do not affect realized net (loss) income, among other adjustments, in accordance with the Management Agreement. In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $6.8 million and $4.8 million for the three months ended March 31, 2016 and 2015, respectively
The Company has an established accounts payable function and direct relationships with the majority of its third-party vendors. The Company will continue to have certain costs allocated to it by PRCM Advisers for compensation, data services and proprietary technology, but most direct expenses with third-party vendors are paid directly by the Company.
The Company recognized $2.9 million and $2.7 million of compensation expense during the three months ended March 31, 2016 and 2015, respectively, related to restricted common stock issued to employees of PRCM Advisers pursuant to the Plan. See Note 19 - Equity Incentive Plan for additional information.

Note 23. Subsequent Events
Events subsequent to March 31, 2016, were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2015.

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
We generally view our target assets in three strategies that are based on our core competencies of understanding and managing prepayment and credit risk. Our rates strategy includes assets that are sensitive to changes in interest rates and prepayment speeds, specifically Agency RMBS and MSR. Our credit strategy includes assets with inherent credit risk including non-Agency RMBS, net economic interests in consolidated securitization trusts and prime nonconforming residential mortgage loans. Our commercial strategy includes as target assets first mortgage loans, mezzanine loans, b-notes and preferred equity.
As opportunities in the residential and commercial mortgage marketplace change, we continue to evolve our business model. From a capital allocation perspective, we expect to continue to increase our allocation towards MSR, residential mortgage loans and commercial real estate assets, and decrease our exposure to RMBS over time. During the three months ended March 31, 2016, however, we increased our allocation towards Agency RMBS due to attractive market prices. Within our non-Agency RMBS portfolio, we have historically had a substantial emphasis on “legacy” securities, which include securities issued prior to 2009. Throughout the past year, however, we have sold a number of these securities that we believe had reached maximum value, some of which were replaced with “new issue” non-Agency RMBS. We believe these “new issue” securities, which include some GSE credit risk transfer securities, have enabled us to find attractive returns and further diversify our non-Agency RMBS portfolio.
Within our mortgage loan conduit and securitization business, we acquire prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions with the intent to securitize the loans through the issuance of non-Agency mortgage-backed securities. Our intention is to retain the related subordinated securities, representing the credit risk piece associated with these deals. We also hold a small legacy portfolio of credit sensitive residential mortgage loans, or CSL, which are loans that were performing, but with respect to which the borrower had previously experienced payment delinquencies and was more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default on CSL than on newly originated residential mortgage loans. We do not originate residential mortgage loans or provide direct financing to lenders; rather, through our mortgage loan conduit we contract with originators to acquire loans they originate that meet our purchase criteria.

Within our MSR business, we purchase the right to control the servicing of mortgage loans from high-quality originators. Additionally, as an owner of MSR on loans from securitizations guaranteed by Ginnie Mae, we are obligated to purchase these loans from time to time in order to complete modifications on the mortgage loans or to convey foreclosed properties to the U.S. Department of Housing and Urban Development, or HUD. We also have the option to buy out delinquent mortgages in order to better control loss mitigation activities. We held a small portfolio of these Ginnie Mae buyout residential mortgage loans as of March 31, 2016. We do not directly service the mortgage loans we acquire, nor the mortgage loans underlying the MSR we acquire; rather, we contract with fully licensed third-party subservicers to handle substantially all servicing functions.
We believe our investment model allows management to allocate capital across various sectors within the mortgage market, with a focus on asset selection and the implementation of a relative value investment approach. Our capital allocation decisions factor in the opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, capital allocation reflects management’s opportunistic approach to investing in the marketplace. The following table provides our capital allocation among the target assets in each of our investment strategies as of March 31, 2016 and the four immediately preceding period ends:

	As of
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Rates strategy
Agency RMBS	43%	35%	41%	44%	45%
Mortgage servicing rights	13%	14%	12%	11%	10%
Credit strategy
Non-Agency RMBS	22%	27%	30%	33%	34%
Mortgage loan conduit/securitization	11%	16%	13%	12%	11%
Commercial strategy	11%	8%	4%	< 1%	< 1%

As our capital allocation shifts, our annualized yields and cost of financing shift. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts (e.g., uncertainty of prepayment speeds, extension risk and credit events).
For the three months ended March 31, 2016, our net yield realized on the portfolio was higher than previous periods. Yields and net interest spreads on non-Agency RMBS and MSR are generally higher than recent quarters, while yields and spreads on Agency RMBS have generally decreased. Net yields on residential mortgage loans held-for-sale and net economic interests in consolidated securitization trusts have been relatively consistent. Additionally, our cost of financing has decreased as a result of lower swap spread. The following table provides the average annualized yield on our target assets, including Agency and non-Agency RMBS, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment, net of collateralized borrowings, in securitization trusts, commercial real estate assets and MSR for the three months ended March 31, 2016, and the four immediately preceding quarters:

	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Average annualized portfolio yield (1)	4.58%	4.56%	4.14%	4.16%	4.40%
Cost of financing (2)	1.21%	1.30%	1.31%	1.37%	1.33%
Net portfolio yield	3.37%	3.26%	2.83%	2.79%	3.07%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

We seek to deploy moderate leverage as part of our investment strategy. We generally finance our RMBS, residential mortgage loans held-for-sale and commercial real estate assets through short- and long-term borrowings structured as repurchase agreements and through short- and long-term advances from the Federal Home Loan Bank of Des Moines, or the FHLB. Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while non-Agency RMBS, residential mortgage loans held-for-sale and commercial real estate assets, with less liquidity and more exposure to credit risk, utilize lower levels of leverage. We believe the debt-to-equity ratio funding our Agency RMBS, non-Agency RMBS, residential mortgage loans held-for-sale and commercial real estate assets is the most meaningful leverage measure as collateralized borrowings on residential mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity. As a result, our debt-to-equity ratio is determined by our portfolio mix as well as many additional factors, including the liquidity of our portfolio, the sustainability and price of our financing, diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. Over the past several quarters, we have generally maintained a debt-to-equity ratio range of 3.0 to 5.0 times to finance our RMBS portfolio, residential mortgage loans held-for-sale and commercial real estate assets, on a fully deployed capital basis. Our debt-to-equity ratio is directly correlated to the make-up of our portfolio; specifically, the higher percentage of Agency RMBS we hold, the higher our debt-to-equity ratio is, while the higher percentage of non-Agency RMBS, mortgage loans and commercial real estate assets we hold, the lower our debt-to-equity ratio is. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from common stock offerings we conduct. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Repurchase Agreements” for further discussion.
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
We have elected to be treated as a REIT for U.S. federal income tax purposes. To qualify as a REIT we are required to meet certain investment and operating tests and annual distribution requirements. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders, do not participate in prohibited transactions and maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated certain of our subsidiaries as taxable REIT subsidiaries, or TRSs, as defined in the Code, to engage in such activities, and we may form additional TRSs in the future. We also operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act. While we do not currently originate or service residential mortgage loans, certain of our subsidiaries have obtained the requisite licenses and approvals to purchase and sell residential mortgage loans in the secondary market and to own and manage MSR. Additionally, certain of our subsidiaries are licensed to originate commercial real estate loans.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2015, under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.

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

•	our ability to generate cash flow from our target assets;

•	changes in our investment, financing and hedging strategies and the new risks to which those changes may expose us;

•	changes in the competitive landscape within our industry, including changes that may affect our ability to attract and retain personnel;

•	our ability to build and maintain successful relationships with loan originators;

•	our ability to acquire mortgage loans in connection with our mortgage loan conduit program;

•	our ability to securitize the mortgage loans that we acquire;

•	our exposure to legal and regulatory claims, penalties or enforcement activities, including those arising from our involvement in securitization transactions and ownership and management of MSR;

•	our exposure to counterparties involved in our mortgage loan conduit and MSR businesses and our ability to enforce representations and warranties made by them;

•	our ability to acquire MSR and successfully operate our seller-servicer subsidiary and oversee the activities of our subservicers;

•	the state of commercial real estate markets, including the demand for commercial loans;

•	our ability to acquire commercial real estate assets, and to originate commercial loans;

•	our ability to successfully diversify our business into new asset classes, and manage the new risks to which they may expose us;

•	our ability to manage various operational and regulatory risks associated with our business;

•	interruptions in or impairments to our communications and information technology systems;

•	our ability to maintain appropriate internal controls over financial reporting;

•	our ability to establish, adjust and maintain appropriate hedges for the risks in our portfolio;

•	our ability to maintain our REIT qualification for U.S. federal income tax purposes; and

•	limitations imposed on our business due to our REIT status and our status as exempt from registration under the 1940 Act.
This Quarterly Report on Form 10-Q may contain statistics and other data that, in some cases, have been obtained or compiled from information made available by mortgage loan servicers and other third-party service providers.

Factors Affecting our Operating Results
Our net interest income includes income from our RMBS portfolio, including the amortization of purchase premiums and accretion of purchase discounts, and income from our residential mortgage loans and commercial real estate assets. Net interest income, as well as our servicing income, net of subservicing expenses, will fluctuate primarily as a result of changes in market interest rates, our financing costs, and prepayment speeds on our assets. Interest rates, financing costs and prepayment rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results will also be affected by default rates and credit losses with respect to the mortgage loans underlying our non-Agency RMBS and in our residential mortgage loan and commercial real estate portfolios.

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our condensed consolidated balance sheets and statements of comprehensive (loss) income are significantly affected by fluctuations in market prices. At March 31, 2016, approximately 85.8% of total assets, or $14.3 billion, and approximately 21.7% of total liabilities, or $2.9 billion, consisted of financial instruments recorded at fair value. See Note 14 - Fair Value to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. Although markets for asset-backed securities, including RMBS, have modestly stabilized since the severe dislocations experienced as a result of the financial crisis, these markets continue to experience volatility and, as a result, our assets and liabilities will be subject to valuation adjustment as well as changes in the inputs we use to measure fair value.
Any temporary change in the fair value of our available-for-sale, or AFS, securities, excluding Agency interest-only mortgage-backed securities and GSE credit risk transfer securities, is recorded as a component of accumulated other comprehensive income and does not impact our earnings. Our reported (loss) earnings for U.S. GAAP purposes, or GAAP net (loss) income, is affected, however, by fluctuations in market prices on the remainder of our financial assets and liabilities recorded at fair value. For the three months ended March 31, 2016, our unrealized fair value losses on interest rate swap and swaption agreements, which are accounted for as derivative trading instruments under U.S. GAAP, negatively affected our financial results. The change in fair value of the interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three months ended March 31, 2016. Our financial results for the three months ended March 31, 2016 were positively affected by unrealized fair value gains on Agency interest-only mortgage-backed securities and GSE credit risk transfer securities, residential mortgage loans held-for-sale and net economic interests in consolidated securitization trusts, and negatively affected by unrealized fair value losses on MSR.
For the three months ended March 31, 2015, our unrealized fair value losses on interest rate swap and swaption agreements negatively affected our financial results. The change in fair value of the interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three months ended March 31, 2015. Our financial results for the three months ended March 31, 2015 were positively affected by unrealized fair value gains on certain U.S. Treasuries classified as trading instruments, residential mortgage loans held-for-sale and net economic interests in consolidated securitization trusts, and negatively affected by unrealized fair value losses on MSR.
In addition, our financial results for the three months ended March 31, 2016 and 2015 were affected by the unrealized gains and losses of certain other derivative instruments that were accounted for as trading derivative instruments (i.e., credit default swaps, TBAs, short U.S. Treasuries, put and call options for TBAs and U.S. Treasuries, constant maturity swaps, Markit IOS total return swaps, inverse interest-only securities and forward residential mortgage loan purchase commitments).

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

Market Conditions and Outlook
The key macroeconomic factors that impact our business are home prices and the employment and interest rate environments. Home prices increased modestly through the first quarter of 2016, and are expected to gradually appreciate over the next several years. Credit standards remain tight, despite a modest easing in recent months, and have limited borrowers’ ability to refinance their mortgages notwithstanding low interest rates and government programs that promote refinancing. Employment market conditions remain relatively solid as jobless claims, unemployment and payroll data are showing stabiliity, although underemployment levels remain stubbornly high and new job creation has been disappointing. Other than LTV ratios and cash reserves, we believe employment is the most powerful determinant of homeowners’ ongoing likelihood to pay their mortgages. Home price performance and employment are particularly important to our non-Agency portfolio.
The interest rate environment remained volatile in the first quarter of 2016 after the Federal Reserve’s rate hike announcement in December 2015. The low interest rate environment is expected to persist in the near term, however, as the Federal Reserve has suggested it will take a measured and conservative approach to future interest rate decisions. Additionally, it appears the Federal Reserve will continue to reinvest its mortgage-backed security principal repayments for the foreseeable future.
The U.S. economy continues to navigate headwinds that include global economic lethargy, specifically in China; geopolitical unrest across various regions worldwide; the ongoing European debt crisis; quantitative easing by the European Central Bank; and persistently high underemployment.

Regulatory and legislative actions taken in the past few years in an effort to improve economic conditions and increase liquidity in the financial markets, as well as other actions related to the fall-out from the financial and foreclosure crises, continue to impact the market. Regulatory actions that could affect the value and availability of our target assets, either positively or negatively, include: attempts by the U.S. government to further simplify the refinancing process to allow more borrowers to refinance into lower interest rate mortgage loans; the streamlined loan modification initiative for borrowers that are 90+ days delinquent implemented by the GSEs; the real estate owned, or REO, to-rental program supported by the GSEs; the extension of both the Home Affordable Modification Program, or HAMP, and the Home Affordable Refinance Program 2.0, or HARP 2.0, through 2016; the strict “ability-to-repay” and “qualified mortgage” regulations promulgated by the Consumer Financial Protection Bureau, or the CFPB; the compliance with, enforcement of and potential liability associated with the new TILA-RESPA Integrated Disclosure, or TRID, rules recently implemented by the CFPB; and the application of the risk retention requirements of Section 15G of the Exchange Act.
There have also been a number of legislative proposals aimed at eventually winding down or phasing out the GSEs. It remains uncertain as to whether any such proposal will ultimately become legislation, as recent efforts appear to have little momentum in Congress. We will continue to monitor these and other regulatory and policy activities closely.
In 2014, the U.S. Department of Treasury, or the Treasury, requested comment on the development of a responsible private label securities market. We believe that private capital, through the private label securities market, is a critical component to the long-term stability of the mortgage market and, accordingly, submitted a comment letter in response to the request. The Treasury echoes our sentiment that a diverse housing finance system with numerous capital streams is critical to promoting competition, market efficiency, and consumer choice.
In January 2016, the FHFA released a final rule regarding membership in the Federal Home Loan Bank system. Among other effects, the final rule excludes captive insurers from membership eligibility, including our subsidiary member, TH Insurance Holdings Company LLC, or TH Insurance. Since TH Insurance was admitted as a member in 2013, it is eligible for a five-year membership grace period, during which new advances or renewals that mature beyond the grace period will be prohibited; however, any existing advances that mature beyond this grace period will be permitted to remain in place subject to their terms insofar as we maintain good standing with the FHLB. If any new advances or renewals occur, TH Insurance’s outstanding advances will be limited to 40% of its total assets. Notwithstanding the FHFA’s ruling, we continue to believe our mission aligns well with that of the Federal Home Loan Bank system.
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
The following table provides the carrying value of our RMBS portfolio by product type:

(dollars in thousands)	March 31, 2016		December 31, 2015
Agency
Fixed Rate	$7,972,296	81.8%	$5,864,294	73.4%
Hybrid ARM	36,800	0.4%	108,596	1.4%
Total Agency	8,009,096	82.2%	5,972,890	74.8%
Agency Derivatives	157,219	1.6%	157,906	2.0%
Non-Agency
Senior	1,172,288	12.0%	1,313,695	16.4%
Mezzanine	397,492	4.1%	532,572	6.7%
Interest-only securities	5,578	0.1%	6,163	0.1%
Total Non-Agency	1,575,358	16.2%	1,852,430	23.2%
Total	$9,741,673		$7,983,226

Prepayment speeds and volatility due to interest rates
Our Agency RMBS and MSR portfolios are subject to inherent prepayment risk. Generally, a decline in interest rates that leads to rising prepayment speeds will cause the market value of our interest-only securities and MSR to deteriorate, and our fixed coupon Agency pools to increase. The inverse relationship occurs when interest rates increase and prepayments slow. As previously discussed, despite the Federal Reserve raising rates in December 2015, the low interest rate environment is expected to persist in the near term. However, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, could cause prepayment speeds to increase on many RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio management approach, including our security selection process, positions us to ideally respond to a variety of market scenarios, including an overall faster prepayment environment.
Although we are unable to predict the movement in interest rates in 2016 and beyond, our diversified portfolio management strategy is intended to generate attractive yields with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.
Our Agency RMBS are collateralized by pools of fixed-rate mortgage loans and hybrid adjustable-rate mortgage loans, or hybrid ARMs, which are mortgage loans that have interest rates that are fixed for an initial period and adjustable thereafter. Our Agency portfolio also includes securities with implicit or explicit prepayment protection, including lower loan balances (securities collateralized by loans of less than $175,000 in initial principal balance) and HARP securities (pools that consist of borrowers who have refinanced through HARP, typically with loans with LTVs greater than or equal to 80%). Our overall allocation of Agency RMBS and holdings of pools with specific characteristics are viewed in the context of our aggregate rates strategy, including MSR and related derivative hedging instruments. Additionally, the selection of securities with certain attributes is driven by the perceived relative value of the securities, which factors in the opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, Agency RMBS capital allocation reflects management’s opportunistic approach to investing in the marketplace.
The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	As of March 31, 2016
(dollars in thousands)	Principal/ Current Face	Carrying Value	% of Agency Portfolio	% Lower Balance/ HARP	Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
3.0-3.5%	$2,529,532	$2,649,806	32.4%	—%	3.5%	$2,638,968	2
4.0-4.5%	3,862,878	4,219,825	51.7%	81.2%	4.2%	4,157,106	32
≥ 5%	537,807	610,068	7.5%	73.7%	5.5%	580,902	86
	6,930,217	7,479,699	91.6%	51.8%	4.0%	7,376,976	26
15-Year & Other Fixed	277,806	272,032	3.3%	58.3%	4.1%	255,700	104
Hybrid ARM	34,318	36,800	0.5%	—%	5.1%	36,249	145
Interest-only	2,837,672	220,565	2.7%	0.5%	2.0%	223,701	29
Agency Derivatives	882,726	157,219	1.9%	—%	6.0%	132,104	143
Total Agency RMBS	$10,962,739	$8,166,315	100.0%	49.4%		$8,024,730

	As of December 31, 2015
(dollars in thousands)	Principal/ Current Face	Carrying Value	% of Agency Portfolio	% Lower Balance/ HARP	Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
4.0-4.5%	$3,979,110	$4,290,199	70.0%	81.2%	4.2%	$4,284,600	30
≥ 5%	561,874	632,954	10.3%	73.8%	5.5%	607,318	84
	4,540,984	4,923,153	80.3%	80.2%	4.4%	4,891,918	37
15-Year & Other Fixed	330,142	326,745	5.3%	3.2%	4.6%	315,557	116
Home equity conversion mortgages	365,986	386,489	6.3%	—%	4.5%	383,771	43
Hybrid ARM	101,836	108,596	1.8%	—%	3.6%	106,293	142
Interest-only	2,918,082	227,907	3.7%	0.4%	2.1%	232,299	29
Agency Derivatives	932,037	157,906	2.6%	—%	6.1%	139,859	140
Total Agency RMBS	$9,189,067	$6,130,796	100.0%	66.3%		$6,069,697

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
The following tables provide discount information on our non-Agency RMBS portfolio:

	As of March 31, 2016
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$1,616,961	$509,609	$219,031	$2,345,601
Unamortized discount
Designated credit reserve	(319,213)	(33,863)	—	(353,076)
Unamortized net discount	(346,820)	(118,672)	(213,910)	(679,402)
Amortized Cost	$950,928	$357,074	$5,121	$1,313,123

	As of December 31, 2015
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$1,801,283	$624,253	$229,845	$2,655,381
Unamortized discount
Designated credit reserve	(373,729)	(35,348)	—	(409,077)
Unamortized net discount	(383,816)	(98,729)	(224,476)	(707,021)
Amortized Cost	$1,043,738	$490,176	$5,369	$1,539,283

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
We also evaluate credit risk on our commercial real estate assets through a comprehensive asset selection process, which includes valuing the underlying collateral property as well as the financial and operating capability of the borrower, borrowing entity or loan sponsor. We also assess the financial wherewithal of any loan guarantors, the borrower’s competency in managing and operating the properties, and the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. We evaluate each commercial real estate asset for impairment at least quarterly and may record an allowance to reduce the carrying value of the asset to the present value of expected future cash flows, if deemed impaired.
Counterparty exposure and leverage ratio
We monitor counterparty exposure in our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations and we attempt to manage our cash balances across these organizations to reduce our exposure to a single counterparty.
As of March 31, 2016, we had entered into repurchase agreements with 30 counterparties, 20 of which had outstanding balances at March 31, 2016, including two facilities that provide short-term financing for our residential mortgage loan and commercial real estate collateral with outstanding balances at March 31, 2016. In addition, we held both short- and long-term secured advances from the FHLB. As of March 31, 2016, we had a total consolidated debt-to-equity ratio of 3.9:1.0. The debt-to-equity ratio funding our RMBS AFS, residential mortgage loans held-for-sale, commercial real estate assets and Agency Derivatives only was 3.0:1.0. We believe the debt-to-equity ratio funding our RMBS AFS, residential mortgage loans held-for-sale, commercial real estate assets and Agency Derivatives is the most meaningful debt-to-equity measure as collateralized borrowings on residential mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity.
As of March 31, 2016, we had $754.8 million in cash and cash equivalents, approximately $102.4 million of unpledged Agency securities and derivatives and $59.4 million of unpledged non-Agency securities and retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP. As a result, we had an overall estimated unused borrowing capacity on our unpledged RMBS and retained interests of approximately $99.0 million. We also had approximately $23.4 million of unpledged prime nonconforming residential mortgage loans, $11.0 million of unpledged CSL, and $29.6 million of unpledged Ginnie Mae buyout residential mortgage loans, and an overall estimated unused borrowing capacity on unpledged residential mortgage loans held-for-sale of approximately $47.8 million. As of March 31, 2016, we had approximately $43.8 million of unpledged mezzanine commercial real estate loans and $33.6 million of unpledged commercial real estate first mortgages, and an overall estimated unused borrowing capacity on unpledged commercial real estate assets of approximately $51.7 million. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than if we carried higher leverage.
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

Summary of Results of Operations and Financial Condition
Our GAAP net loss was $88.9 million ($(0.25) per weighted share) for the three months ended March 31, 2016, as compared to GAAP net income of $94.8 million ($0.26 per weighted share) for the three months ended March 31, 2015.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding Agency interest-only securities and GSE credit risk transfer securities, do not impact our GAAP net (loss) income or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” As a result of this fair value accounting through stockholders’ equity, we expect our net (loss) income to have less significant fluctuations and result in less U.S. GAAP to taxable income timing differences, than if the portfolio were accounted for as trading instruments. For the three months ended March 31, 2016, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $21.3 million and for the three months ended March 31, 2015, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $5.9 million. This, combined with our GAAP net (loss) income, resulted in comprehensive loss of $67.6 million for the three months ended March 31, 2016 as compared to comprehensive income of $88.9 million for the three months ended March 31, 2015.
On March 15, 2016, we declared a cash dividend of $0.23 per share. Our book value per common share for U.S. GAAP purposes was $9.70 at March 31, 2016, a decrease from $10.11 book value per common share at December 31, 2015. During this three month period, we recognized a GAAP net loss of $88.9 million and declared cash dividends of $79.9 million, driving the overall decrease in book value.

The following tables present the components of our comprehensive (loss) income for the three months ended March 31, 2016 and 2015:

(in thousands, except share data)	Three Months Ended
Income Statement Data:	March 31,
	2016	2015
Interest income:	(unaudited)
Available-for-sale securities	$79,428	$135,525
Trading securities	—	4,695
Residential mortgage loans held-for-sale	7,202	4,271
Residential mortgage loans held-for-investment in securitization trusts	32,771	18,237
Commercial real estate assets	11,072	44
Cash and cash equivalents	290	197
Total interest income	130,763	162,969
Interest expense:
Repurchase agreements	16,029	20,565
Collateralized borrowings in securitization trusts	19,359	10,708
Federal Home Loan Bank advances	5,972	2,230
Total interest expense	41,360	33,503
Net interest income	89,403	129,466
Other-than-temporary impairment losses	(717)	(127)
Other income (loss):
Gain on investment securities	29,474	129,457
Loss on interest rate swap and swaption agreements	(125,484)	(126,443)
Gain on other derivative instruments	16,015	2,967
Gain on residential mortgage loans held-for-sale	10,803	9,092
Servicing income	34,133	32,087
Loss on servicing asset	(101,440)	(52,403)
Other income (loss)	2,827	(1,857)
Total other loss	(133,672)	(7,100)
Expenses:
Management fees	12,044	12,721
Securitization deal costs	3,732	2,611
Servicing expenses	7,861	6,716
Other operating expenses	14,856	16,055
Total expenses	38,493	38,103
(Loss) income before income taxes	(83,479)	84,136
Provision for (benefit from) income taxes	5,451	(10,657)
Net (loss) income	$(88,930)	$94,793
Basic and diluted (loss) earnings per weighted average common share	$(0.25)	$0.26
Dividends declared per common share	$0.23	$0.26
Basic and diluted weighted average number of shares of common stock outstanding	349,436,015	366,507,657

(in thousands)	Three Months Ended
Income Statement Data:	March 31,
	2016	2015
Comprehensive (loss) income:	(unaudited)
Net (loss) income	$(88,930)	$94,793
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	21,345	(5,931)
Other comprehensive income (loss)	21,345	(5,931)
Comprehensive (loss) income	$(67,585)	$88,862

(in thousands)	March 31, 2016	December 31, 2015
Balance Sheet Data:
	(unaudited)
Available-for-sale securities	$9,584,454	$7,825,320
Total assets	$16,684,606	$14,575,772
Repurchase agreements	$6,189,852	$5,008,274
Federal Home Loan Bank advances	$4,000,000	$3,785,000
Total stockholders’ equity	$3,370,691	$3,576,561

Results of Operations
The following analysis focuses on the results generated during the three months ended March 31, 2016 and 2015.
Interest Income and Average Portfolio Yield
The following table presents the components of interest income and average annualized net asset yield earned by investment type on our AFS securities, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts, commercial real estate assets and Agency Derivatives for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(dollars in thousands)	Average Balance (1)	Interest Income	Net Asset Yield	Average Balance (1)	Interest Income	Net Asset Yield
Available-for-sale securities	$8,010,488	$79,428	4.0%	$13,440,272	$135,525	4.0%
Trading securities	—	—	—%	1,996,467	4,695	0.9%
Residential mortgage loans held-for-sale	704,936	7,202	4.1%	448,101	4,271	3.8%
Residential mortgage loans held-for-investment in securitization trusts	3,374,502	32,771	3.9%	1,873,476	18,237	3.9%
Commercial real estate assets	691,158	11,072	6.4%	2,531	44	7.0%
	12,781,084	130,473	4.1%	17,760,847	162,772	3.7%
Agency derivatives (2)	134,360	5,914	17.6%	169,536	8,184	19.3%
Total	$12,915,444	$136,387	4.2%	$17,930,383	$170,956	3.8%
____________________

(1)
Average balance represents average amortized cost on AFS, trading securities and Agency Derivatives and average unpaid principal balance, adjusted for purchase price changes, on residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts and commercial real estate assets.

(2)	Interest income on Agency Derivatives is included in gain on other derivative instruments on the condensed consolidated statements of comprehensive (loss) income.

Total interest income, including interest income on Agency Derivatives, decreased from $171.0 million for the three months ended March 31, 2015 to $136.4 million for the same period in 2016, due primarily to sales of AFS securities, offset by purchases of residential mortgage loans held-for-sale, the completion of multiple securitization transactions in 2015 and 2016, and the growth of the commercial real estate portfolio.
Yields on AFS securities for the three months ended March 31, 2016 were consistent with those for the same period in 2015. We did not recognize any interest income on trading securities during the three months ended March 31, 2016 as we sold our trading security position during 2015. The increase in net yields on residential mortgage loans held-for-sale for the three months ended March 31, 2016, as compared to the same period in 2015, was due in part to generally higher interest rates during the three months ended March 31, 2016. Yields on residential mortgage loans held-for-investment in securitization trusts for the three months ended March 31, 2016 were consistent with those for the same period in 2015. The yield on commercial real estate assets for the three months ended March 31, 2015 represents interest income on one loan settled during the first quarter of 2015 which, as a result, is not comparable to the yield for the three months ended March 31, 2016. The decrease in net yields on Agency Derivatives for the three months ended March 31, 2016, as compared to the same period in 2015, was predominantly driven by faster expectation of prepayments on these interest-only securities.
The following table presents the components of the net yield earned by investment type on our RMBS AFS portfolio as a percentage of our average amortized cost of securities for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.5%	3.5%	4.3%	4.5%	3.1%	4.3%
Net (premium amortization) discount accretion	(1.4)%	4.8%	(0.3)%	(1.3)%	4.8%	(0.3)%
Net yield (2)	3.1%	8.3%	4.0%	3.2%	7.9%	4.0%
____________________

(1)
Excludes Agency Derivatives. For the three months ended March 31, 2016, the average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.3%, compared to 3.5% for the same period in 2015.

(2)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following table provides the components of interest income and net asset yield by investment type on our RMBS AFS portfolio:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(dollars in thousands)	Agency (1)	Non-Agency	Total	Agency	Non-Agency	Total
Average amortized cost	$6,614,176	$1,396,312	$8,010,488	$11,140,030	$2,300,242	$13,440,272
Coupon interest	74,749	12,095	86,844	125,725	17,712	143,437
Net (premium amortization) discount accretion	(24,176)	16,760	(7,416)	(35,377)	27,465	(7,912)
Interest income	$50,573	$28,855	$79,428	$90,348	$45,177	$135,525
Net asset yield	3.1%	8.3%	4.0%	3.2%	7.9%	4.0%
____________________

(1)
Excludes Agency Derivatives. For the three months ended March 31, 2016, the average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.3%, compared to 3.5% for the same period in 2015.

The decrease in net yields on Agency RMBS AFS for the three months ended March 31, 2016, as compared to the same period in 2015, was predominantly driven by faster prepayments on interest-only Agency RMBS. The increase in net yields on non-Agency RMBS for the three months ended March 31, 2016, as compared to the same period in 2015, was due to the sale of certain securities that we believe had reached maximum value.

Interest Expense and the Cost of Funds
The following table presents the components of interest expense and average annualized cost of funds on borrowings incurred by investment type on our AFS securities, Agency Derivatives, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts and commercial real estate assets for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(dollars in thousands)	Average Balance (1)	Interest Expense	Cost of Funds (2)	Average Balance (1)	Interest Expense	Cost of Funds (2)
Available-for-sale securities
Agency (3)	$6,268,419	$10,698	0.7%	$10,635,375	$10,843	0.4%
Non-Agency	1,144,305	6,559	2.3%	1,937,275	8,921	1.8%
	7,412,724	17,257	0.9%	12,572,650	19,764	0.6%
Agency derivatives	116,202	406	1.4%	135,202	337	1.0%
Trading securities	—	—	—%	1,998,529	846	0.2%
Residential mortgage loans held-for-sale	484,667	820	0.7%	408,388	443	0.4%
Residential mortgage loans held-for-investment in securitization trusts (4)	3,208,173	21,481	2.7%	1,702,130	12,113	2.8%
Commercial real estate assets	338,169	1,396	1.7%	—	—	—%
Total	$11,559,935	$41,360	1.4%	$16,816,899	$33,503	0.8%
____________________

(1)
Average balance represents average total repurchase agreements and FHLB advances on AFS securities, Agency Derivatives, trading securities, residential mortgage loans held-for-sale and commercial real estate assets, and average collateralized borrowings for residential mortgage loans held-for-investment in securitization trusts.

(2)
Cost of funds by investment type is based on the underlying investment type of the asset assigned as collateral. Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in loss on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive (loss) income. For the three months ended March 31, 2016, our total average cost of funds on the assets assigned as collateral for repurchase agreements, FHLB advances and collateralized borrowings shown in the table above, including interest spread expense associated with interest rate swaps, was 1.7%, compared to 1.5% for the same period in 2015.

(3)
Excludes Agency Derivatives. For the three months ended March 31, 2016, our average cost of funds on total Agency RMBS, including Agency Derivatives, was 0.7%, compared to 0.4% for the same period in 2015.

(4)	Includes repurchase agreements and FHLB advances collateralized by retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

Total interest expense increased from $33.5 million for the three months ended March 31, 2015 to $41.4 million for the same period in 2016, due primarily to increased interest expense on collateralized borrowings due to the completion of multiple securitization transactions in 2015 and 2016.
The increase in cost of funds associated with the financing of Agency RMBS AFS, non-Agency RMBS and Agency Derivatives for the three months ended March 31, 2016, as compared to the same period in 2015, was the result of increases in the repurchase agreement borrowing rates offered by counterparties, which are generally based on a specified margin over one-month LIBOR. We did not recognize any interest expense on the financing of trading securities during the three months ended March 31, 2016 as we sold our trading securities position during 2015. The increase in cost of funds associated with the financing of residential mortgage loans held-for-sale for the three months ended March 31, 2016, as compared to the same period in 2015, was the result of an increase in the outstanding balance under repurchase agreements and a decrease in the outstanding balance under FHLB advances, which provide lower financing rates. The decrease in cost of funds associated with the financing of residential mortgage loans held-for-investment in securitization trusts for the three months ended March 31, 2016, as compared to the same period in 2015, was primarily the result of an increase in the outstanding balance of FHLB advances collateralized by retained interests from our on-balance sheet securitizations. We did not begin financing our commercial real estate assets with repurchase agreements and FHLB advances until mid-2015.

Net Interest Income
The following table presents the components of net interest income and average annualized net interest rate spread earned by investment type on our AFS securities, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts, commercial real estate assets and Agency Derivatives for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(dollars in thousands)	Net Interest Income	Net Interest Rate Spread (1)	Net Interest Income	Net Interest Rate Spread (1)
Available-for-sale securities
Agency (2)	$39,875	2.4%	$79,505	2.8%
Non-Agency	22,296	6.0%	36,256	6.1%
	62,171	3.1%	115,761	3.4%
Agency derivatives (3)	5,508	16.2%	7,848	18.3%
Trading securities	—	—%	3,849	0.7%
Residential mortgage loans held-for-sale	6,382	3.4%	3,828	3.4%
Residential mortgage loans held-for-investment in securitization trusts (4)	11,290	1.2%	6,123	1.1%
Commercial real estate assets	9,676	4.7%	44	7.0%
Total	$95,027	2.8%	$137,453	3.0%
____________________

(1)
Net interest rate spread does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in loss on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive (loss) income. For the three months ended March 31, 2016, our total average net interest rate spread on the assets shown in the table above, including interest spread expense associated with interest rate swaps, was 2.5%, compared to 2.3% for the same period in 2015.

(2)
Excludes Agency Derivatives. For the three months ended March 31, 2016, our average annualized net interest rate spread on total Agency RMBS, including Agency Derivatives, was 2.6%, compared to 3.1% for the same period in 2015.

(3)
Interest income on Agency Derivatives is included in gain on other derivative instruments on the condensed consolidated statements of comprehensive (loss) income, while interest expense on Agency Derivatives is included in interest expense on repurchase agreements on the condensed consolidated statements of comprehensive (loss) income.

(4)
Net of interest expense on repurchase agreements and FHLB advances collateralized by retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

The decrease in net interest rate spread on Agency RMBS AFS, non-Agency RMBS and Agency Derivatives for the three months ended March 31, 2016, as compared to the same period in 2015, was generally driven by higher financing rates, as discussed above. We did not recognize any interest income or expense on trading securities during the three months ended March 31, 2016 as we sold our trading security position during 2015. The net interest spread on residential mortgage loans held-for-sale for the three months ended March 31, 2016 was consistent with the spread for the same period in 2015. The increase in net interest spread on our residential mortgage loans held-for-investment in securitization trusts for the three months ended March 31, 2016, as compared to the same period in 2015, was generally the result of financing the retained interests from our on-balance sheet securitizations with FHLB advances, which provide lower financing rates than repurchase agreements. The net interest rate spread on commercial real estate assets for the three months ended March 31, 2015 represents interest income on one loan settled during the first quarter of 2015 which, as a result, is not comparable to the spread for the three months ended March 31, 2016.
Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three months ended March 31, 2016 and 2015, we recognized $0.7 million and $0.1 million in OTTI losses, respectively. For further information about evaluating AFS securities for OTTI, refer to Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements.

Gain on Investment Securities
During the three months ended March 31, 2016 and 2015, we sold AFS securities for $2.3 billion and $0.9 billion with an amortized cost of $2.2 billion and $0.8 billion, for net realized gains of $21.7 million and $117.5 million, respectively. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that we believe have higher risk-adjusted returns.
For the three months ended March 31, 2016, Agency interest-only mortgage-backed securities and GSE credit risk transfer securities experienced a change in unrealized losses of $7.8 million. We did not hold any trading securities during the three months ended March 31, 2016. For the three months ended March 31, 2015, trading securities experienced a change in unrealized gains of $12.0 million. The decrease in change in unrealized gains on trading securities for the three months ended March 31, 2016, as compared to the same period in 2015, was driven by the sale of our trading security position during 2015.
Loss on Interest Rate Swap and Swaption Agreements
For the three months ended March 31, 2016 and 2015, we recognized $6.2 million and $27.5 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $15.0 billion and $18.2 billion notional for the three months ended March 31, 2016, respectively, to economically hedge/mitigate interest rate exposure (or duration) risk associated with our investment portfolio and our short-term repurchase agreements and FHLB advances, and receiving either LIBOR interest or a fixed interest rate.
During the three months ended March 31, 2016 and 2015, we terminated, had agreements mature or had options expire on 25 and 15 interest rate swap and swaption positions of $8.7 billion and $9.3 billion notional, respectively. Upon settlement of the early terminations and option expirations, we received $0.5 million and paid $4.6 million in full settlement of our net interest spread liability and recognized $30.6 million and $11.8 million in realized gains on the swaps and swaptions for the three months ended March 31, 2016 and 2015, respectively, including early termination penalties. We elected to terminate certain swaps and swaptions during these periods to align with our investment portfolio.
Also included in our financial results for the three months ended March 31, 2016 and 2015, was the recognition of a change in unrealized valuation losses of $149.9 million and $110.7 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. The change in fair value of interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three months ended March 31, 2016 and 2015. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive income (loss), net of tax, or to gain on investment securities, in the case of Agency interest-only securities.
The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Net interest spread	$(6,190)	$(27,525)
Early termination, agreement maturation and option expiration gains	30,629	11,775
Change in unrealized loss on interest rate swap and swaption agreements, at fair value	(149,923)	(110,693)
Loss on interest rate swap and swaption agreements	$(125,484)	$(126,443)

Gain on Other Derivative Instruments
Included in our financial results for the three months ended March 31, 2016 and 2015, was the recognition of $16.0 million and $3.0 million of gains, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs, short U.S. Treasuries, put and call options for TBAs and U.S. Treasuries, constant maturity swaps, Markit IOS total return swaps and inverse interest-only securities. Included within the results for the three months ended March 31, 2016 and 2015, was the recognition of $5.9 million and $8.2 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $134.4 million and $169.5 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. As these derivative instruments are considered trading instruments, our financial results include both realized and unrealized gains (losses) associated with these instruments. Since our derivative instruments are generally used for purposes of hedging our interest rate and credit risk exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our RMBS AFS and residential mortgage loan portfolios.

Gain on Residential Mortgage Loans Held-for-Sale
For the three months ended March 31, 2016 and 2015, we recorded gains of $10.8 million and $9.1 million, respectively, on residential mortgage loans held-for-sale. Included within these results was the recognition of gains of $9.4 million and $8.1 million, respectively, on residential mortgage loans held-for-sale and gains of $1.4 million and $1.0 million on commitments to purchase residential mortgage loans held-for-sale for the three months ended March 31, 2016 and 2015, respectively. The increase in gains on residential mortgage loans held-for-sale during the three months ended March 31, 2016, as compared to the same period in 2015, was generally due to realized gains on the redelivery of Ginnie Mae buyout residential mortgage loans to future Ginnie Mae pools.
Servicing Income
For the three months ended March 31, 2016 and 2015, we recognized total servicing income of $34.1 million and $32.1 million, respectively. These amounts include servicing fee income of $33.1 million and $31.2 million, ancillary fee income of $0.5 million and $0.6 million, and float income of $0.5 million and $0.3 million, respectively. The increase in servicing income for the three months ended March 31, 2016, as compared to the same period in 2015, was the result of an increase in the size of our MSR portfolio.
Loss on Servicing Asset
For the three months ended March 31, 2016 and 2015, loss on servicing asset of $101.4 million and $52.4 million, respectively, includes a decrease in fair value of MSR due to realization of cash flows (runoff) of $17.1 million and $14.2 million, respectively, and a decrease in fair value of MSR due to changes in valuation inputs or assumptions of $84.4 million and $38.2 million, respectively. The increase in loss on servicing asset for the three months ended March 31, 2016, as compared to the same period in 2015, was the result of increased prepayment speeds and a slight increase in the discount rate.
Other Income (Loss)
For the three months ended March 31, 2016 and 2015, we recorded other income of $2.8 million and other loss of $1.9 million, which includes $23.6 million and $0.1 million in gains on residential mortgage loans held-for-investment in securitization trusts and $22.1 million and $3.0 million in losses, respectively, on collateralized borrowings in securitization trusts. Also included in other income (loss) for the three months ended March 31, 2016 and 2015 was other mortgage loan revenue of $0.1 million and $0.2 million and dividend income on our FHLB stock of $1.3 million and $0.8 million, respectively. The increase in other income for the three months ended March 31, 2016, as compared to the same period in 2015, was due in part to generally higher interest rates during the three months ended March 31, 2016.
Management Fees
We incurred management fees of $12.0 million and $12.7 million for the three months ended March 31, 2016 and 2015, respectively, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement. See further discussion of the management fee calculation in Note 22 - Related Party Transactions of the notes to the condensed consolidated financial statements.
Securitization Deal Costs
For the three months ended March 31, 2016 and 2015, we recognized $3.7 million and $2.6 million, respectively, in upfront costs related to the sponsoring of securitization trusts. These costs are included when evaluating the economics of a securitization; however, the election of the fair value option for the assets and liabilities held in the securitization trusts requires the expense to be recognized upfront on the condensed consolidated statements of comprehensive (loss) income. Changes in securitization deal costs are directly related to the number and size of securitization trusts sponsored by either third parties or our subsidiaries during the respective periods.
Servicing Expenses
For the three months ended March 31, 2016 and 2015, we recognized $7.9 million and $6.7 million, respectively, in servicing expenses generally related to the subservicing of residential mortgage loans held-for-sale and MSR. Included in servicing expenses for the three months ended March 31, 2016 and 2015 was MSR representation and warranty reserve expense of $0.5 million and $0.1 million, respectively. The increase in servicing expenses during the three months ended March 31, 2016, as compared to the same period in 2015, was the result of an increase in the size of our MSR portfolio and an increase in the MSR representation and warranty reserve.
Other Operating Expenses
For the three months ended March 31, 2016 and 2015, we recognized $14.9 million and $16.1 million of other operating expenses, which represents an annualized expense ratio of 1.7% and 1.6% of average equity, respectively. The increase of our operating expense ratio resulted primarily from a decrease in our average equity balance due to share repurchases in 2015 and 2016.

Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three months ended March 31, 2016 and 2015, these direct and allocated costs totaled approximately $6.8 million and $4.8 million, respectively. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer and general counsel of $1.1 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement. Equity based compensation expense for the three months ended March 31, 2016 and 2015 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Company’s Second Restated 2009 Equity Incentive Plan, or the Plan (see discussion in Note 19 - Equity Incentive Plan), including our chief executive officer, chief investment officer, principal financial officer and general counsel of $1.6 million and $1.5 million, respectively.
We have an established accounts payable function and direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services and proprietary technology, but most of our expenses with third-party vendors are paid directly by us.
Income Taxes
During the three months ended March 31, 2016 and 2015, our TRSs recognized a provision for income taxes of $5.5 million and a benefit from income taxes of $10.7 million, respectively, which was primarily due to gains recognized and losses incurred, respectively, on derivative instruments held in the Company’s TRSs. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.

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
The table below summarizes certain characteristics of our Agency RMBS AFS securities at March 31, 2016:

	March 31, 2016
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$7,208,023	$424,653	$7,632,676	$132,753	$(13,698)	$7,751,731	4.05%	$106.58
Hybrid ARM	34,318	1,931	36,249	907	(356)	36,800	5.13%	$108.47
Total P&I Securities	7,242,341	426,584	7,668,925	133,660	(14,054)	7,788,531	4.05%	$106.59
Interest-only securities
Fixed	281,315	(247,585)	33,730	1,615	(1,851)	33,494	4.22%	$15.15
Fixed Other (1)	2,556,357	(2,366,386)	189,971	12,683	(15,583)	187,071	1.63%	$9.18
Total	$10,080,013	$(2,187,387)	$7,892,626	$147,958	$(31,488)	$8,009,096
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

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of March 31, 2016, on an annualized basis, was 9.1%.

The following table summarizes the number of months until the next re-set for our floating or adjustable rate Agency RMBS AFS mortgage portfolio at March 31, 2016:

(in thousands)	March 31, 2016
0-12 months	$36,436
13-36 months	364
Total	$36,800

Non-Agency RMBS
Our non-Agency RMBS portfolio is comprised of senior and mezzanine tranches of mortgage-backed securities, and excludes the retained interests from our on-balance sheet securitizations, as they are eliminated in consolidation in accordance with U.S. GAAP. The following table provides investment information on our non-Agency RMBS as of March 31, 2016:

	As of March 31, 2016
(in thousands)	Principal/current face	Accretable purchase discount	Credit reserve purchase discount	Amortized cost	Unrealized gain	Unrealized loss	Carrying value
Principal and interest securities:
Senior	$1,616,961	$(346,820)	$(319,213)	$950,928	$233,082	$(11,722)	$1,172,288
Mezzanine	509,609	(118,672)	(33,863)	357,074	46,073	(5,654)	397,493
Total P&I Securities	2,126,570	(465,492)	(353,076)	1,308,002	279,155	(17,376)	1,569,781
Interest-only securities	219,031	(213,910)	—	5,121	505	(49)	5,577
Total	$2,345,601	$(679,402)	$(353,076)	$1,313,123	$279,660	$(17,425)	$1,575,358

The majority of our non-Agency RMBS were rated at March 31, 2016. Note that credit ratings are based on the par value of the non-Agency RMBS, whereas the distressed non-Agency RMBS assets in our portfolio were acquired at heavily discounted prices. The following table summarizes the credit ratings of our non-Agency RMBS portfolio, based on the Bloomberg Index Rating, a composite of each of the four major credit rating agencies (i.e., DBRS Ltd., Moody’s Investors Services, Inc., Standard & Poor’s Corporation and Fitch, Inc.), as of March 31, 2016:

March 31, 2016
AAA	—%
AA	—%
A	0.1%
BBB	0.3%
BB	1.6%
B	4.8%
Below B	78.5%
Not rated	14.7%
Total	100.0%

Within our non-Agency RMBS portfolio, we have historically had a substantial emphasis on “legacy” securities, which include securities issued prior to 2009, many of which were subprime. We believe these deeply discounted securities can add relative value as the economy and housing markets continue to improve. There remains upside optionality to lower delinquencies, higher recoveries and faster prepays. Throughout the past year, however, we have sold a number of these securities that we believe had reached maximum value, many of which were replaced with “new issue” non-Agency RMBS. We believe these “new issue” securities, which include some GSE credit risk transfer securities, have enabled us to find attractive returns and further diversify our non-Agency RMBS portfolio.

As a result of these portfolio changes, our designated credit reserve as a percentage of total discount and total face value has decreased (as disclosed in Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements). When focused on principal and interest securities, from March 31, 2015 to March 31, 2016, our designated credit reserve as a percentage of total discount decreased from 55.2% to 43.1% and our designated credit reserve as a percentage of total face value decreased from 20.8% to 16.6%.
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
The following tables present certain information by investment type and, if applicable, their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at March 31, 2016:

	At March 31, 2016
Non-Agency Principal and Interest (P&I) RMBS	Senior	Mezzanine	Total P&I RMBS
Carrying Value (in thousands)	$1,172,288	$397,492	$1,569,780
% of Non-Agency Portfolio	74.7%	25.3%	100.0%
Average Purchase Price (1)	$54.21	$69.98	$58.20
Average Coupon	3.1%	2.4%	2.9%
Average Fixed Coupon	5.5%	4.3%	5.2%
Average Floating Coupon	2.7%	2.2%	2.6%
Average Hybrid Coupon	5.3%	—%	5.3%
Collateral Attributes
Avg Loan Age (months)	114	118	115
Avg Loan Size (in thousands)	$363	$307	$351
Avg Original Loan-to-Value	71.3%	69.6%	70.9%
Avg Original FICO (2)	635	659	640
Current Performance
60+ day delinquencies	27.8%	18.9%	26.0%
Average Credit Enhancement (3)	8.1%	19.7%	10.5%
3-Month CPR (4)	4.7%	9.4%	5.3%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total non-Agency RMBS, excluding our non-Agency interest-only portfolio, would be $49.86, $66.69, and $53.89, respectively, at March 31, 2016.

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

	March 31, 2016
(dollars in thousands)	Senior		Mezzanine		Total P&I RMBS
Collateral Type	Carrying Value	% of Senior Portfolio	Carrying Value	% of Mezzanine Portfolio	Carrying Value	% of Non-Agency Portfolio
Prime	$80,315	6.8%	$17,942	4.5%	$98,257	6.3%
Alt-A	56,556	4.8%	21,083	5.3%	77,639	4.9%
POA	115,935	9.9%	27,670	7.0%	143,605	9.2%
Subprime	905,660	77.3%	204,828	51.5%	1,110,488	70.7%
Other	13,822	1.2%	125,969	31.7%	139,791	8.9%
Total	$1,172,288	100.0%	$397,492	100.0%	$1,569,780	100.0%

	March 31, 2016
(dollars in thousands)	Senior		Mezzanine		Total P&I RMBS
Coupon Type	Carrying Value	% of Senior Portfolio	Carrying Value	% of Mezzanine Portfolio	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$138,662	11.8%	$45,378	11.4%	$184,040	11.7%
Hybrid or Floating	1,033,626	88.2%	352,114	88.6%	1,385,740	88.3%
Total	$1,172,288	100.0%	$397,492	100.0%	$1,569,780	100.0%

	March 31, 2016
(dollars in thousands)	Senior		Mezzanine		Total P&I RMBS
Origination Year	Carrying Value	% of Senior Portfolio	Carrying Value	% of Mezzanine Portfolio	Carrying Value	% of Non-Agency Portfolio
2006+	$1,001,313	85.4%	$193,391	48.7%	$1,194,704	76.1%
2002-2005	166,920	14.2%	203,938	51.3%	370,858	23.6%
Pre-2002	4,055	0.4%	163	—%	4,218	0.3%
Total	$1,172,288	100.0%	$397,492	100.0%	$1,569,780	100.0%

Trading Securities, at Fair Value
From time to time, we hold U.S. Treasuries in a TRS and classify these securities as trading instruments due to short-term investment objectives. We did not have any U.S. Treasuries on our consolidated balance sheet as of March 31, 2016.
Residential Mortgage Loans Held-for-Sale, at Fair Value
We acquire prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions. As of March 31, 2016, we held prime nonconforming residential mortgage loans with a carrying value of $315.0 million and had outstanding commitments to purchase $252.2 million of residential mortgage loans, subject to fallout if the loans do not close. Our intention is to securitize these loans and/or exit through a whole loan sale.
In 2013, we acquired a portfolio of CSL, which are loans that were performing, but with respect to which the borrower had previously experienced payment delinquencies and is more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default than on newly originated residential mortgage loans. We subsequently sold substantially all of our CSL portfolio during the first quarter of 2014. As of March 31, 2016, we had CSL with a carrying value of $11.0 million remaining.
Additionally, as the owner of MSR on loans from securitizations guaranteed by Ginnie Mae, we are obligated to purchase these loans from time to time in order to complete modifications on the mortgage loans or to convey foreclosed properties to HUD. We also have the option to buy out delinquent mortgages in order to better control loss mitigation activities. As of March 31, 2016, we held Ginnie Mae buyout residential mortgage loans with a carrying value of $61.3 million.
The following table presents our residential mortgage loans held-for-sale portfolio by loan type as of March 31, 2016:

	March 31, 2016
(in thousands)	Unpaid Principal Balance	Fair Value - Purchase Price	Fair Value - Unrealized	Carrying Value
Prime nonconforming residential mortgage loans	$305,621	$5,684	$3,657	$314,962
Credit sensitive residential mortgage loans	18,986	(5,699)	(2,309)	10,978
Ginnie Mae buyout residential mortgage loans	65,854	(2,810)	(1,725)	61,319
Residential mortgage loans held-for-sale	$390,461	$(2,825)	$(377)	$387,259

Residential Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
We purchase subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or our subsidiaries. The underlying residential mortgage loans held by the trusts, which are consolidated on our condensed consolidated balance sheets, are classified as residential mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the condensed consolidated financial statements for additional information regarding consolidation of the securitization trusts. As of March 31, 2016, residential mortgage loans held-for-investment in securitization trusts had a carrying value of $3.7 billion.
Commercial Real Estate Assets
We originate and purchase commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as commercial real estate assets on the condensed consolidated balance sheets. Additionally, we are the sole certificate holder of a trust entity that holds a commercial real estate loan. The underlying loan held by the trust is consolidated on our condensed consolidated balance sheets and classified as commercial real estate assets. See Note 3 - Variable Interest Entities to the condensed consolidated financial statements for additional information regarding consolidation of the trust. Commercial real estate assets are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the loans are deemed impaired. As of March 31, 2016, our commercial real estate assets were comprised of twenty first mortgage and mezzanine commercial real estate loans with a carrying value of $744.3 million.
Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae, Freddie Mac and Ginnie Mae to own and manage MSR, which represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with fully licensed subservicers to handle substantially all servicing functions for the loans underlying our MSR. As of March 31, 2016, our MSR had a fair market value of $446.2 million.
As of March 31, 2016, our MSR portfolio included MSR on 260,648 loans with an unpaid principal balance of approximately $55.3 billion. The following table summarizes certain characteristics of the loans underlying our MSR at March 31, 2016:

	At March 31, 2016
	Government FHA (1)	Government VA/USDA (1)	Conventional (2)	Total
Unpaid principal balance (in thousands)	$7,108,904	$2,448,370	$45,787,023	$55,344,297
Number of loans	50,576	13,427	196,645	260,648
Average Coupon	4.4%	3.9%	3.9%	3.9%
Avg Loan Age (months)	60	48	29	34
Avg Loan Size (in thousands)	$141	$182	$233	$212
Avg Original Loan-to-Value	92.3%	96.0%	65.4%	70.2%
Avg Original FICO	699	719	761	751
60+ day delinquencies	4.6%	2.7%	0.2%	0.9%
3-Month CPR	15.1%	13.8%	10.7%	11.5%
____________________

(1)	Includes loans issued by Ginnie Mae.

(2)	Includes loans issued by Fannie Mae, Freddie Mac or private investors.

Repurchase Agreements and Federal Home Loan Bank of Des Moines Advances
Our borrowings consist primarily of repurchase agreements and FHLB advances collateralized by our pledge of AFS securities, derivative instruments, residential mortgage loans, commercial real estate assets and certain cash balances. Substantially all of our Agency RMBS AFS are currently pledged as collateral, and the majority of our non-Agency RMBS and residential mortgage loans have been pledged, either through repurchase agreements or FHLB advances. As of March 31, 2016, the debt-to-equity ratio funding our RMBS AFS, residential mortgage loans held-for-sale, commercial real estate assets and Agency Derivatives only was 3.0:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.

At March 31, 2016, repurchase agreements and FHLB advances had the following characteristics:

(dollars in thousands)	March 31, 2016
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$7,401,684	0.70%	6.0%
Non-Agency RMBS (1)	1,975,942	1.67%	23.4%
Agency Derivatives	113,091	1.48%	26.6%
Residential mortgage loans held-for-sale	256,005	0.83%	21.5%
Commercial real estate assets	443,130	1.41%	33.3%
Total	$10,189,852	0.93%	11.2%
____________________

(1)	Includes repurchase agreements and FHLB advances collateralized by retained interests from our on-balance sheet securitizations which are eliminated in consolidation in accordance with U.S. GAAP.

As of March 31, 2016, we had outstanding $6.2 billion of repurchase agreements, and the term to maturity ranged from one day to over 20 months. Repurchase agreements had a weighted average borrowing rate of 1.2% and weighted average remaining maturities of 62 days as of March 31, 2016.
As of March 31, 2016, we had outstanding $4.0 billion of FHLB advances. As of March 31, 2016, the weighted average term to maturity of our FHLB advances was 155 months, ranging from approximately 10 months to over 19 years. The weighted average cost of funds for our advances was 0.59% at March 31, 2016.
The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of repurchase agreements and FHLB advances (total borrowings) for the three months ended March 31, 2016, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average (1)	End of Period Balance (1)	Maximum Balance of Any Month-End (1)	Total Borrowings to Equity Ratio
For the Three Months Ended March 31, 2016	$9,292,057	$10,189,852	$10,189,852	3.0	:1.0
For the Three Months Ended December 31, 2015	$9,601,484	$8,793,274	$10,091,255	2.5	:1.0
For the Three Months Ended September 30, 2015	$12,480,799	$11,692,928	$12,701,289	3.1	:1.0
For the Three Months Ended June 30, 2015	$12,809,115	$12,422,803	$12,763,673	3.1	:1.0
For the Three Months Ended March 31, 2015	$13,598,611	$13,718,628	$13,843,240	3.4	:1.0
____________________

(1)
Includes repurchase agreements and FHLB advances collateralized by RMBS AFS, residential mortgage loans held-for-sale, commercial real estate assets and Agency Derivatives and excludes repurchase agreements collateralized by U.S. Treasuries and collateralized borrowings in securitization trusts.

Collateralized Borrowings in Securitization Trusts, at Fair Value
We purchase subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or our subsidiaries. The underlying debt held by the trusts, which are consolidated on our condensed consolidated balance sheets, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the condensed consolidated financial statements for additional information regarding consolidation of the securitization trusts. As of March 31, 2016, collateralized borrowings in securitization trusts had a carrying value of $2.8 billion with a weighted average interest rate of 3.5%. The stated maturity dates for all collateralized borrowings were greater than five years from March 31, 2016.
Net Economic Interests in Consolidated Securitization Trusts
The net of the underlying residential mortgage loans and the debt held by the securitization trusts discussed above represents the carrying value of the securities that we retained from these securitizations. Because we consolidate these securitization trusts on our consolidated balance sheets, our retained interests are eliminated in consolidation in accordance with U.S. GAAP. However, the carrying value, characteristics and performance of these securities and those of the underlying collateral are relevant to our portfolio as a whole.

The following table presents the carrying value and coupon of our net economic interests in consolidated securitization trusts and certain attributes of the underlying collateral as of March 31, 2016:

March 31, 2016
Carrying Value (in thousands)	$892,018
Average Coupon	2.9%
Collateral Attributes
Average Loan Age (months)	20
Average Loan Size (in thousands)	$833
Average Original Loan-to-Value	65.4%
Average Original FICO	772
Current Performance
60+ day delinquencies	0.03%

The following table summarizes the carrying values and credit ratings of our net economic interests in consolidated securitization trusts, based on a composite of credit ratings received from DBRS Ltd., Standard & Poor’s Corporation and/or Fitch, Inc. upon issuance of the securities, as of March 31, 2016:

	March 31, 2016
(dollars in thousands)	Carrying Value	% of Retained Portfolio
AAA	$594,992	66.7%
AA	43,266	4.9%
A	35,288	4.0%
BBB	47,433	5.3%
BB	30,757	3.4%
B	—	—%
Below B	—	—%
Not rated	140,282	15.7%
Total	$892,018	100.0%

Equity
As of March 31, 2016, our stockholders’ equity was $3.4 billion and our book value per share was $9.70. As of December 31, 2015, our stockholders’ equity was $3.6 billion and our book value per share was $10.11.
The following table provides details of our changes in stockholders’ equity from December 31, 2015 to March 31, 2016:

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Book Value Per Share
Stockholders' equity at December 31, 2015	$3,576.6	353.9	$10.11
Reconciliation of non-GAAP measures to GAAP net loss:
Core Earnings, net of tax expense of $1.7 million (1)	71.8
Realized gains and losses, net of tax expense of $27.8 million	25.5
Unrealized mark-to-market gains and losses, net of tax benefit of $24.0 million	(186.2)
GAAP net loss	(88.9)
Other comprehensive income, net of tax	21.3
Dividend declaration	(79.9)
Other	2.8	1.7
Balance before capital transactions	3,431.9	355.6
Repurchase of common stock	(61.3)	(8.0)
Issuance of common stock, net of offering costs	0.1	—
Stockholders' equity at March 31, 2016	$3,370.7	347.6	$9.70
____________________

(1)
Core Earnings is a non-U.S. GAAP measure that we define as GAAP net (loss) income, excluding “realized gains and losses” (impairment losses, realized gains or losses on the aggregate portfolio, amortization of business combination intangible assets, reserve expense for representation and warranty obligations on MSR and certain upfront costs related to securitization transactions) and “unrealized mark-to-market gains and losses” (unrealized gains and losses on the aggregate portfolio). As defined, Core Earnings includes interest income or expense and premium income or loss on derivative instruments and servicing income, net of estimated amortization on MSR. Core Earnings is provided for purposes of comparability to other peer issuers.

Share Repurchase Program
As of December 31, 2015, our share repurchase program allowed for the repurchase of up to 25,000,000 shares of our common stock. During the three months ended March 31, 2016, our board of directors authorized an increase of 50,000,000 shares, for up to a total of 75,000,000 shares authorized under the program. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of March 31, 2016, a total of 24,135,000 shares had been repurchased under the program for an aggregate cost of $200.4 million; of these, 8,020,000 shares were repurchased for a total cost of $61.3 million during the three months ended March 31, 2016.

Liquidity and Capital Resources
Our liquidity and capital resources are managed and forecast on a daily basis. We believe this ensures that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls, and that we have the flexibility to manage our portfolio to take advantage of market opportunities.
Our principal sources of cash consist of borrowings under repurchase agreements and FHLB advances, payments of principal and interest we receive on our target assets, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our repurchase agreements and FHLB advances, to purchase our target assets, to make dividend payments on our capital stock, and to fund our operations.
To the extent that we raise additional equity capital through capital market transactions, we anticipate using cash proceeds from such transactions to purchase additional RMBS, residential mortgage loans, MSR, commercial real estate assets and other target assets and for other general corporate purposes.

As of March 31, 2016, we held $754.8 million in cash and cash equivalents available to support our operations; $15.1 billion of AFS securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts, commercial real estate assets, MSR and derivative assets held at fair value; and $13.0 billion of outstanding debt in the form of repurchase agreements, FHLB advances and collateralized borrowings in securitization trusts. During the three months ended March 31, 2016, our total consolidated debt-to-equity ratio increased from 3.0:1.0 to 3.9:1.0. The debt-to-equity ratio funding our AFS securities, residential mortgage loans held-for-sale, commercial real estate assets and Agency Derivatives only also increased from 2.5:1.0 to 3.0:1.0 predominantly driven by the purchase of and increased financing on Agency RMBS and commercial real estate assets. We believe the debt-to-equity ratio funding our AFS securities, residential mortgage loans held-for-sale, commercial real estate assets and Agency Derivatives is the most meaningful debt-to-equity measure as collateralized borrowings on residential mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity.
As of March 31, 2016, we had approximately $102.4 million of unpledged Agency RMBS AFS and Agency Derivatives and $59.4 million of unpledged non-Agency securities and retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP. As a result, we had an overall estimated unused borrowing capacity on unpledged RMBS and retained interests of approximately $99.0 million. We also had approximately $23.4 million of unpledged prime nonconforming residential mortgage loans, $11.0 million of unpledged CSL and $29.6 million of unpledged Ginnie Mae buyout residential mortgage loans, and an overall estimated unused borrowing capacity on unpledged residential mortgage loans held-for-sale of approximately $47.8 million. As of March 31, 2016, we had approximately $43.8 million of unpledged mezzanine commercial real estate loans and $33.6 million of unpledged commercial real estate first mortgages, and an overall estimated unused borrowing capacity on unpledged commercial real estate assets of approximately $51.7 million. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the three months ended March 31, 2016, we did not experience any restrictions to our funding sources, although balance sheet capacity of counterparties tightened due to compliance with the Basel III regulatory capital reform rules as well as management of perceived risk in the volatile interest rate environment. We expect ongoing sources of financing to be primarily repurchase agreements, FHLB advances and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of March 31, 2016, we had master repurchase agreements in place with 30 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate further counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

The following table summarizes our repurchase agreements and counterparty geographical concentration at March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$3,962,182	$636,280	59.3%	$3,381,616	$693,667	67.0%
Europe (2)	1,501,192	392,092	36.6%	1,125,944	303,206	29.3%
Asia (2)	726,478	43,889	4.1%	500,714	38,912	3.7%
Total	$6,189,852	$1,072,261	100.0%	$5,008,274	$1,035,785	100.0%
____________________

(1)
Represents the net carrying value of the securities, residential mortgage loans held-for-sale and commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases of $796.2 million as of March 31, 2016 are not included in the amounts presented above. We did not have any such payables as of December 31, 2015.

(2)	Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

In addition to our master repurchase agreements to fund our RMBS and commercial real estate assets, we have four facilities that provide short-term financing for our residential mortgage loans held-for-sale and other commercial real estate assets. An overview of the facilities is presented in the table below:

(dollars in thousands)
As of March 31, 2016
Expiration Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
May 10, 2016	No	$—	$50,000	$50,000	Residential mortgage loans held-for-sale
May 19, 2016	No	$29,313	$470,687	$500,000	Residential mortgage loans held-for-sale
December 3, 2017	No	$102,435	$147,565	$250,000	Commercial real estate assets
February 18, 2019	No	$—	$250,000	$250,000	Commercial real estate assets
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

Our wholly owned subsidiary, TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of March 31, 2016, TH Insurance had $4.0 billion in outstanding secured advances with a weighted average borrowing rate of 0.59%, and had no additional uncommitted capacity to borrow. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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

In January 2016, the FHFA released a final rule regarding membership in the Federal Home Loan Bank system. Among other effects, the final rule excludes captive insurers from membership eligibility, including our subsidiary member, TH Insurance Holdings Company LLC, or TH Insurance. Since TH Insurance was admitted as a member in 2013, it is eligible for a five-year membership grace period, during which new advances or renewals that mature beyond the grace period will be prohibited; however, any existing advances that mature beyond this grace period will be permitted to remain in place subject to their terms insofar as we maintain good standing with the FHLB. If any new advances or renewals occur, TH Insurance’s outstanding advances will be limited to 40% of its total assets. Notwithstanding the FHFA’s ruling, we continue to believe our mission aligns well with that of the Federal Home Loan Bank system.
We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of March 31, 2016:

•
Total indebtedness to net worth must be less than the specified threshold ratio in the repurchase agreement. As of March 31, 2016, our debt to net worth, as defined, was 3.9:1.0 while our threshold ratio, as defined, was 4.9:1.0.

•
Liquidity must be greater than the sum of 1.5% of indebtedness related to Agency securities and 5.0% of total indebtedness, excluding indebtedness related to Agency securities. As of March 31, 2016, this sum was $246.5 million while our liquidity, as defined, was $1.1 billion.

•
Net worth must be greater than the sum of $1.75 billion plus 40% of the aggregate net cash proceeds of any additional equity issuances made and capital contributions received. As of March 31, 2016, our net worth, as defined, was $3.4 billion.

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

(in thousands)	March 31, 2016	December 31, 2015
Available-for-sale securities, at fair value	$9,456,721	$7,767,074
Residential mortgage loans held-for-sale, at fair value	323,214	745,454
Commercial real estate assets	666,787	361,130
Net economic interests in consolidated securitization trusts (1)	1,054,949	1,138,312
Cash and cash equivalents	15,000	15,000
Restricted cash	50,543	119,310
Due from counterparties	22,401	10,211
Derivative assets, at fair value	157,212	157,879
Total	$11,746,827	$10,314,370
____________________

(1)	Includes the retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

Although we generally intend to hold our target assets as long-term investments, we may sell certain of our assets in order to manage our interest rate risk and liquidity needs, to meet other operating objectives and to adapt to market conditions. Our RMBS are generally actively traded and thus, in most circumstances, readily liquid. However, certain of our assets, including residential mortgage loans, commercial real estate assets and MSR, are subject to longer trade timelines, and, as a result, market conditions could significantly and adversely affect the liquidity of our assets. Any illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. Our ability to quickly sell certain assets, such as residential mortgage loans, commercial real estate assets and MSR, may be limited by delays encountered while obtaining certain regulatory approvals required for such dispositions and may be further limited by delays due to the time period needed for negotiating transaction documents, conducting diligence, and complying with regulatory requirements regarding the transfer of such assets before settlement may occur. Consequently, even if we identify a buyer for our residential mortgage loans, commercial real estate assets and MSR, there is no assurance that we would be able to quickly sell such assets if the need or desire arises.

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
The following table provides the maturities of our repurchase agreements and FHLB advances as of March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016	December 31, 2015
Within 30 days	$2,379,470	$2,689,363
30 to 59 days	2,117,712	1,739,237
60 to 89 days	632,000	161,449
90 to 119 days	196,825	175,486
120 to 364 days	1,189,648	242,739
One to three years	325,435	651,238
Three to five years	815,024	815,024
Five to ten years	—	—
Ten years and over	2,533,738	2,318,738
Total	$10,189,852	$8,793,274

For the three months ended March 31, 2016, our unrestricted cash balance increased approximately $17.0 million to $754.8 million at March 31, 2016. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the three months ended March 31, 2016, operating activities decreased our cash balances by approximately $131.7 million, primarily driven by purchases of residential mortgage loans held-for-sale.

•
Cash flows from investing activities. For the three months ended March 31, 2016, investing activities decreased our cash balances by approximately $1.9 billion, primarily driven by purchases, net of sales, of AFS securities.

•
Cash flows from financing activities. For the three months ended March 31, 2016, financing activities increased our cash balance by approximately $2.0 billion, primarily driven by proceeds from repurchase agreements due to purchases of AFS securities, and proceeds from issuance of collateralized borrowings in securitization trusts.

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

To reduce the risks to our portfolio, we employ portfolio-wide and asset-specific risk measurement and management processes in our daily operations. PRCM Advisers and its affiliates’ risk management tools include software and services licensed or purchased from third parties and proprietary software and analytical methods developed by Pine River. There can be no guarantee that these tools and methods will protect us from market risks.
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
We may utilize U.S. Treasuries as well as derivative financial instruments, which during the three months ended March 31, 2016 were limited to interest rate swaps, swaptions, TBAs, short U.S. Treasuries, put and call options for TBAs and U.S. Treasuries, constant maturity swaps, Markit IOS total return swaps and, to a certain extent, inverse interest-only securities, to hedge the interest rate risk associated with our portfolio. In addition, because MSR are negative duration assets, they provide a natural hedge to interest rate exposure on our RMBS portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We implement part of our hedging strategy through our TRSs, which are subject to U.S. federal, state and, if applicable, local income tax.
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
The following table provides the indices of our variable rate RMBS AFS, residential mortgage loans held-for-sale and commercial real estate assets of March 31, 2016 and December 31, 2015, respectively, based on carrying value (dollars in thousands).

	As of March 31, 2016				As of December 31, 2015
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$2,127	$27,459	$29,586	1%	$1,625	$98,645	$100,270	4%
LIBOR	2,282,885	38,434	2,321,319	97%	2,488,117	38,698	2,526,815	93%
Other (2)	40,467	16,061	56,528	2%	68,138	17,031	85,169	3%
Total	$2,325,479	$81,954	$2,407,433	100%	$2,557,880	$154,374	$2,712,254	100%
____________________

(1)	“Hybrid” amounts reflect those assets with greater than twelve months to reset.

(2)	“Other” includes COFI, MTA and other indices.

Our analysis of risks is based on PRCM Advisers’ and its affiliates’ experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM Advisers may produce results that differ significantly from the estimates and assumptions used in our models.

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at March 31, 2016.
All changes in value are measured as the change from the March 31, 2016 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities	$276,254	$150,566	$(188,236)	$(416,272)
As a % of March 31, 2016 equity	8.2%	4.5%	(5.6)%	(12.3)%
Residential mortgage loans held-for-sale	$5,104	$5,087	$(8,258)	$(17,901)
As a % of March 31, 2016 equity	0.1%	0.2%	(0.3)%	(0.5)%
Residential mortgage loans held-for-investment in securitization trusts	$53,947	$58,765	$(94,552)	$(200,584)
As a % of March 31, 2016 equity	1.6%	1.7%	(2.8)%	(6.0)%
Commercial real estate assets	$50	$25	$(138)	$(276)
As a % of March 31, 2016 equity	—%	—%	—%	—%
Mortgage servicing rights	$(230,389)	$(108,182)	$66,084	$109,805
As a % of March 31, 2016 equity	(6.8)%	(3.2)%	2.0%	3.3%
Derivatives, net	$(204,449)	$(86,250)	$83,137	$223,228
As a % of March 31, 2016 equity	(6.1)%	(2.6)%	2.5%	6.6%
Repurchase Agreements	$(6,254)	$(4,570)	$4,635	$9,270
As a % of March 31, 2016 equity	(0.2)%	(0.1)%	0.1%	0.3%
Collateralized borrowings in securitization trusts	$(58,934)	$(51,586)	$75,009	$159,425
As a % of March 31, 2016 equity	(1.7)%	(1.5)%	2.2%	4.7%
Federal Home Loan Bank advances	$(2,346)	$(1,850)	$1,925	$3,850
As a % of March 31, 2016 equity	(0.1)%	(0.1)%	0.1%	0.1%
Total Net Assets	$(167,017)	$(37,995)	$(60,394)	$(129,455)
As a % of March 31, 2016 total assets	(1.0)%	(0.2)%	(0.4)%	(0.8)%
As a % of March 31, 2016 equity	(5.0)%	(1.1)%	(1.8)%	(3.8)%
	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(9,248)	$(1,223)	$235	$456
% change in net interest income	(2.7)%	(0.4)%	0.1%	0.1%

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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2016. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

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
Given the low interest rate environment at March 31, 2016, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
Credit Risk
We believe that our investment strategy will generally keep our risk of credit losses low to moderate. However, we retain the risk of potential credit losses on all of the loans underlying our non-Agency RMBS and on our residential mortgage and commercial real estate loans. With respect to our non-Agency RMBS that are senior in the credit structure, credit support contained in RMBS deal structures provide a level of protection from losses. We seek to manage the remaining credit risk through our pre-acquisition due diligence process, which includes comprehensive underwriting, and by factoring assumed credit losses into the purchase prices we pay for non-Agency RMBS and residential mortgage and commercial real estate assets. In addition, with respect to any particular target asset, we evaluate relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral. We further mitigate credit risk in our residential mortgage and commercial real estate loan portfolios through (i) selecting servicers whose specialties are well matched against the underlying attributes of the borrowers contained in the loan pools, and (ii) an actively managed internal servicer oversight and surveillance program. At times, we enter into credit default swaps or other derivative instruments in an attempt to manage our credit risk. Nevertheless, unanticipated credit losses could adversely affect our operating results.

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
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward-Looking Statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in the Form 10-K, or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)As of December 31, 2015, our share repurchase program allowed for the repurchase of up to 25,000,000 shares of our common stock. During the three months ended March 31, 2016, our board of directors authorized an increase of 50,000,000 shares, for up to a total of 75,000,000 shares authorized under the program. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of March 31, 2016, we had repurchased 24,135,000 shares under the program for a total cost of $200.4 million. The following table reflects purchases under the plan during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 through January 31, 2016	4,000,000	$7.95	4,000,000	54,885,000
February 1, 2016 through February 29, 2016	4,020,000	7.34	4,020,000	50,865,000
March 1, 2016 through March 31, 2016	—	—	—	50,865,000
Total	8,020,000	$7.64	8,020,000	50,865,000

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

TWO HARBORS INVESTMENT CORP.
Dated:	May 5, 2016	By:	/s/ Thomas E. Siering
Thomas E. Siering Chief Executive Officer, President and Director (Principal Executive Officer)
Dated:	May 5, 2016	By:	/s/ Brad Farrell
Brad Farrell Chief Financial Officer and Treasurer (Principal Financial Officer)
Dated:	May 5, 2016	By:	/s/ Mary Riskey
Mary Riskey Chief Accounting Officer (Principal Accounting Officer)

Exhibit Number	Exhibit Index
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

3.3	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2015).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101
Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)