Form 10-Q
period 2016-06-30
TWO HARBORS INVESTMENT CORP.
filed 2016-08-04
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2016

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
As of August 3, 2016 there were 347,626,803 shares of outstanding common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
Available-for-sale securities, at fair value	$13,656,610	$7,825,320
Residential mortgage loans held-for-sale, at fair value	609,060	811,431
Residential mortgage loans held-for-investment in securitization trusts, at fair value	3,446,712	3,173,727
Commercial real estate assets	926,377	660,953
Mortgage servicing rights, at fair value	427,813	493,688
Cash and cash equivalents	692,188	737,831
Restricted cash	363,166	262,562
Accrued interest receivable	63,915	49,970
Due from counterparties	12,977	17,206
Derivative assets, at fair value	223,985	271,509
Other assets	317,635	271,575
Total Assets (1)	$20,740,438	$14,575,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$9,669,848	$5,008,274
Collateralized borrowings in securitization trusts, at fair value	3,111,861	2,000,110
Federal Home Loan Bank advances	4,000,000	3,785,000
Derivative liabilities, at fair value	160,724	7,285
Due to counterparties	227,354	34,294
Dividends payable	79,953	92,016
Other liabilities	72,630	72,232
Total Liabilities (1)	17,322,370	10,999,211
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 900,000,000 shares authorized and 347,621,385 and 353,906,807 shares issued and outstanding, respectively	3,476	3,539
Additional paid-in capital	3,652,256	3,705,519
Accumulated other comprehensive income	519,697	359,061
Cumulative earnings	1,578,844	1,684,755
Cumulative distributions to stockholders	(2,336,205)	(2,176,313)
Total Stockholders’ Equity	3,418,068	3,576,561
Total Liabilities and Stockholders’ Equity	$20,740,438	$14,575,772
____________________

(1)
The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Two Harbors Investment Corp. At June 30, 2016 and December 31, 2015, assets of the VIEs totaled $3,512,101 and $3,237,918, and liabilities of the VIEs totaled $3,132,886 and $2,017,677, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income:	(unaudited)		(unaudited)
Available-for-sale securities	$101,512	$118,129	$180,940	$253,654
Trading securities	—	3,981	—	8,676
Residential mortgage loans held-for-sale	4,960	7,518	12,162	11,789
Residential mortgage loans held-for-investment in securitization trusts	34,499	21,830	67,270	40,067
Commercial real estate assets	13,300	850	24,372	894
Cash and cash equivalents	505	221	795	418
Total interest income	154,776	152,529	285,539	315,498
Interest expense:
Repurchase agreements	22,697	19,398	38,726	39,963
Collateralized borrowings in securitization trusts	25,184	13,131	44,543	23,839
Federal Home Loan Bank advances	6,088	2,500	12,060	4,730
Total interest expense	53,969	35,029	95,329	68,532
Net interest income	100,807	117,500	190,210	246,966
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(90)	(170)	(807)	(297)
Non-credit portion of loss recognized in other comprehensive income (loss)	—	—	—	—
Net other-than-temporary credit impairment losses	(90)	(170)	(807)	(297)
Other (loss) income:
Gain on investment securities	8,331	69,932	37,805	199,389
(Loss) gain on interest rate swap and swaption agreements	(12,708)	44,952	(138,192)	(81,491)
Loss on other derivative instruments	(48,051)	(5,484)	(32,036)	(2,517)
Gain (loss) on residential mortgage loans held-for-sale	7,734	(6,832)	18,537	2,260
Servicing income	35,816	30,516	69,949	62,603
(Loss) gain on servicing asset	(76,535)	17,635	(177,975)	(34,768)
Other loss	(9,561)	(16,609)	(6,734)	(18,466)
Total other (loss) income	(94,974)	134,110	(228,646)	127,010
Expenses:
Management fees	11,837	12,686	23,881	25,407
Securitization deal costs	429	2,484	4,161	5,095
Servicing expenses	7,576	5,899	15,437	12,615
Other operating expenses	17,644	15,827	32,500	31,882
Total expenses	37,486	36,896	75,979	74,999
(Loss) income before income taxes	(31,743)	214,544	(115,222)	298,680
Benefit from income taxes	(14,762)	(6,957)	(9,311)	(17,614)
Net (loss) income	$(16,981)	$221,501	$(105,911)	$316,294
Basic and diluted (loss) earnings per weighted average common share	$(0.05)	$0.60	$(0.30)	$0.86
Dividends declared per common share	$0.23	$0.26	$0.46	$0.52
Basic and diluted weighted average number of shares of common stock outstanding	347,597,955	367,074,131	348,516,985	366,792,459
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME, continued
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Comprehensive income:
Net (loss) income	$(16,981)	$221,501	$(105,911)	$316,294
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	139,291	(218,826)	160,636	(224,757)
Other comprehensive income (loss)	139,291	(218,826)	160,636	(224,757)
Comprehensive income	$122,310	$2,675	$54,725	$91,537
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
				(unaudited)
Balance, December 31, 2014	366,395,920	$3,664	$3,811,027	$855,789	$1,195,536	$(1,797,974)	$4,068,042
Cumulative effect of adoption of new accounting principle	—	—	—	—	(2,991)	—	(2,991)
Adjusted balance, January 1, 2015	366,395,920	3,664	3,811,027	855,789	1,192,545	(1,797,974)	4,065,051
Net income	—	—	—	—	316,294	—	316,294
Other comprehensive loss before reclassifications, net of tax	—	—	—	(49,983)	—	—	(49,983)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(174,774)	—	—	(174,774)
Net other comprehensive loss, net of tax	—	—	—	(224,757)	—	—	(224,757)
Issuance of common stock, net of offering costs	36,184	—	226	—	—	—	226
Common dividends declared	—	—	—	—	—	(190,864)	(190,864)
Non-cash equity award compensation	1,095,621	11	5,608	—	—	—	5,619
Balance, June 30, 2015	367,527,725	$3,675	$3,816,861	$631,032	$1,508,839	$(1,988,838)	$3,971,569

Balance, December 31, 2015	353,906,807	$3,539	$3,705,519	$359,061	$1,684,755	$(2,176,313)	$3,576,561
Net loss	—	—	—	—	(105,911)	—	(105,911)
Other comprehensive income before reclassifications, net of tax	—	—	—	184,085	—	—	184,085
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(23,449)	—	—	(23,449)
Net other comprehensive income, net of tax	—	—	—	160,636	—	—	160,636
Issuance of common stock, net of offering costs	29,143	—	227	—	—	—	227
Repurchase of common stock	(8,020,000)	(80)	(61,227)	—	—	—	(61,307)
Common dividends declared	—	—	—	—	—	(159,892)	(159,892)
Non-cash equity award compensation	1,705,435	17	7,737	—	—	—	7,754
Balance, June 30, 2016	347,621,385	$3,476	$3,652,256	$519,697	$1,578,844	$(2,336,205)	$3,418,068
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash Flows From Operating Activities:	(unaudited)
Net (loss) income	$(105,911)	$316,294
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of premiums and discounts on investment securities and commercial real estate assets, net	16,663	22,157
Other-than-temporary impairment losses	807	297
Realized and unrealized gains on investment securities, net	(37,805)	(199,389)
Gain on residential mortgage loans held-for-sale	(18,537)	(2,260)
Loss on residential mortgage loans held-for-investment and collateralized borrowings in securitization trusts	9,441	20,525
Loss on servicing asset	177,975	34,768
Loss on termination and option expiration of interest rate swaps and swaptions	24,487	63,076
Unrealized loss (gain) on interest rate swaps and swaptions	99,859	(35,258)
Unrealized loss (gain) on other derivative instruments	48,818	(1,634)
Equity based compensation	7,754	5,619
Depreciation of fixed assets	664	652
Purchases of residential mortgage loans held-for-sale	(580,932)	(1,393,417)
Proceeds from sales of residential mortgage loans held-for-sale	68,813	75,272
Proceeds from repayment of residential mortgage loans held-for-sale	74,025	53,452
Net change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(13,945)	8,518
Increase in deferred income taxes, net	(7,716)	(11,393)
Decrease (increase) in income taxes receivable	3,669	(7,175)
Decrease (increase) in prepaid and fixed assets	102	(228)
Decrease in other receivables	6,267	6,059
Increase in servicing advances	(19,328)	(3,338)
Increase (decrease) in accrued interest payable	6,544	(4,788)
Decrease in income taxes payable	(70)	(1,336)
(Decrease) increase in accrued expenses and other liabilities	(6,076)	2,253
Net cash used in operating activities	$(244,432)	$(1,051,274)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash Flows From Investing Activities:	(unaudited)
Purchases of available-for-sale securities	$(9,964,377)	$(1,705,012)
Proceeds from sales of available-for-sale securities	3,776,295	2,572,015
Principal payments on available-for-sale securities	527,958	611,850
(Purchases) short sales of derivative instruments, net	(15,475)	4,825
Proceeds from sales (payments for termination) of derivative instruments, net	44,364	(69,085)
Proceeds from sales of trading securities	—	2,004,375
Proceeds from repayment of residential mortgage loans held-for-investment in securitization trusts	407,861	335,346
Originations and purchases of commercial real estate assets, net of deferred fees	(276,438)	(45,556)
Proceeds from repayment of commercial real estate assets	14,387	—
Purchases of mortgage servicing rights, net of purchase price adjustments	(108,006)	(8,166)
Purchases of Federal Home Loan Bank stock	(11,206)	(25,240)
Increase in due to counterparties, net	197,289	44,203
Increase in restricted cash	(100,604)	(74,132)
Net cash (used in) provided by investing activities	(5,507,952)	3,645,423
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	30,339,583	28,285,657
Principal payments on repurchase agreements	(25,678,009)	(31,795,316)
Proceeds from issuance of collateralized borrowings in securitization trusts	1,394,312	771,271
Principal payments on collateralized borrowings in securitization trusts	(331,110)	(237,630)
Proceeds from Federal Home Loan Bank advances	215,000	500,000
Proceeds from issuance of common stock, net of offering costs	227	226
Repurchase of common stock	(61,307)	—
Dividends paid on common stock	(171,955)	(190,570)
Net cash provided by (used in) financing activities	5,706,741	(2,666,362)
Net decrease in cash and cash equivalents	(45,643)	(72,213)
Cash and cash equivalents at beginning of period	737,831	1,005,792
Cash and cash equivalents at end of period	$692,188	$933,579
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Supplemental Disclosure of Cash Flow Information:	(unaudited)
Cash paid for interest	$47,088	$50,932
Cash (received) paid for taxes	$(5,194)	$2,286
Noncash Activities:
Transfers of residential mortgage loans held-for-sale to residential mortgage loans held-for-investment in securitization trusts	$641,738	$1,091,884
Transfers of residential mortgage loans held-for-sale to other receivables for foreclosed government-guaranteed loans	$12,080	$7,318
Transfer of fair value of mortgage servicing rights to fair value of Ginnie Mae residential mortgage loans held-for-sale upon buyout	$3,572	$11,356
Additions to mortgage servicing rights due to sale of residential mortgage loans held-for-sale	$522	$816
Cumulative-effect adjustment to equity for adoption of new accounting principle	$—	$(2,991)
Dividends declared but not paid at end of period	$79,953	$95,557
Reconciliation of residential mortgage loans held-for-sale:
Residential mortgage loans held-for-sale at beginning of period	$811,431	$535,712
Purchases of residential mortgage loans held-for-sale	580,932	1,393,417
Transfers to residential mortgage loans held-for-investment in securitization trusts	(641,738)	(1,091,884)
Transfers to other receivables for foreclosed government-guaranteed loans	(12,080)	(7,318)
Transfer of fair value of mortgage servicing rights to fair value of Ginnie Mae residential mortgage loans held-for-sale upon buyout	(3,572)	(11,356)
Proceeds from sales of residential mortgage loans held-for-sale	(68,813)	(75,272)
Proceeds from repayment of residential mortgage loans held-for-sale	(74,025)	(53,452)
Realized and unrealized gains on residential mortgage loans held-for-sale	16,925	5,231
Residential mortgage loans held-for-sale at end of period	$609,060	$695,078
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

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2016 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2016 should not be construed as indicative of the results to be expected for future periods or the full year.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s 2015 Annual Report on Form 10-K is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s consolidated financial condition and results of operations for the six months ended June 30, 2016.
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
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015:

	June 30, 2016
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Condensed Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$366,681	$(142,696)	$223,985	$(160,724)	$—	$63,261
Total Assets	$366,681	$(142,696)	$223,985	$(160,724)	$—	$63,261
Liabilities
Repurchase agreements	$(9,669,848)	$—	$(9,669,848)	$9,669,848	$—	$—
Derivative liabilities	(303,420)	142,696	(160,724)	160,724	—	—
Total Liabilities	$(9,973,268)	$142,696	$(9,830,572)	$9,830,572	$—	$—

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
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, which changes the impairment model for most financial assets and certain other instruments. Allowances for credit losses on AFS debt securities will be recognized, rather than direct reductions in the amortized cost of the investments. The new model also requires the estimation of lifetime expected credit losses and corresponding recognition of allowance for losses on trade and other receivables, held-to-maturity debt securities, loans, and other instruments held at amortized cost. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2019, with early adoption permitted for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018. The Company is evaluating the adoption of this ASU.

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
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016	December 31, 2015
Residential mortgage loans held-for-investment in securitization trusts	$3,446,712	$3,173,727
Commercial real estate assets	45,790	45,698
Accrued interest receivable	19,599	18,493
Total Assets	$3,512,101	$3,237,918
Collateralized borrowings in securitization trusts	$3,111,861	$2,000,110
Accrued interest payable	8,791	5,943
Other liabilities	12,234	11,624
Total Liabilities	$3,132,886	$2,017,677

The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include non-Agency RMBS, which are classified within available-for-sale securities, at fair value on the consolidated balance sheets. As of June 30, 2016 and December 31, 2015, the carrying value, which also represents the maximum exposure to loss, of all non-Agency RMBS in unconsolidated VIEs was $1.6 billion and $1.9 billion, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 4. Available-for-Sale Securities, at Fair Value
The Company holds AFS investment securities which are carried at fair value on the condensed consolidated balance sheets. AFS securities exclude the retained interests from the Company’s on-balance sheet securitizations, as they are eliminated in consolidation in accordance with U.S. GAAP. The following table presents the Company’s AFS investment securities by collateral type as of June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016	December 31, 2015
Agency
Federal Home Loan Mortgage Corporation	$1,537,138	$1,678,814
Federal National Mortgage Association	10,224,338	3,602,348
Government National Mortgage Association	247,893	691,728
Non-Agency	1,647,241	1,852,430
Total available-for-sale securities	$13,656,610	$7,825,320

At June 30, 2016 and December 31, 2015, the Company pledged AFS securities with a carrying value of $13.5 billion and $7.8 billion, respectively, as collateral for repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. See Note 15 - Repurchase Agreements and Note 17 - Federal Home Loan Bank of Des Moines Advances.
At June 30, 2016 and December 31, 2015, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, or ASC 860, to be considered linked transactions and, therefore, classified as derivatives.
The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of June 30, 2016 and December 31, 2015:

	June 30, 2016
(in thousands)	Agency	Non-Agency	Total
Face Value	$13,919,683	$2,416,199	$16,335,882
Unamortized premium	567,877	—	567,877
Unamortized discount
Designated credit reserve	—	(335,861)	(335,861)
Net, unamortized	(2,686,818)	(741,105)	(3,427,923)
Amortized Cost	11,800,742	1,339,233	13,139,975
Gross unrealized gains	234,394	315,891	550,285
Gross unrealized losses	(25,767)	(7,883)	(33,650)
Carrying Value	$12,009,369	$1,647,241	$13,656,610

	December 31, 2015
(in thousands)	Agency	Non-Agency	Total
Face Value	$8,257,030	$2,655,381	$10,912,411
Unamortized premium	394,787	—	394,787
Unamortized discount
Designated credit reserve	—	(409,077)	(409,077)
Net, unamortized	(2,721,979)	(707,021)	(3,429,000)
Amortized Cost	5,929,838	1,539,283	7,469,121
Gross unrealized gains	98,389	329,206	427,595
Gross unrealized losses	(55,337)	(16,059)	(71,396)
Carrying Value	$5,972,890	$1,852,430	$7,825,320

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present the carrying value of the Company’s AFS securities by rate type as of June 30, 2016 and December 31, 2015:

	June 30, 2016
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$35,375	$1,415,979	$1,451,354
Fixed Rate	11,973,994	231,262	12,205,256
Total	$12,009,369	$1,647,241	$13,656,610

	December 31, 2015
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$108,596	$1,673,038	$1,781,634
Fixed Rate	5,864,294	179,392	6,043,686
Total	$5,972,890	$1,852,430	$7,825,320

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of June 30, 2016:

	June 30, 2016
(in thousands)	Agency	Non-Agency	Total
≤ 1 year	$2,337	$91,698	$94,035
> 1 and ≤ 3 years	104,436	193,444	297,880
> 3 and ≤ 5 years	8,769,579	139,527	8,909,106
> 5 and ≤ 10 years	3,131,270	852,245	3,983,515
> 10 years	1,747	370,327	372,074
Total	$12,009,369	$1,647,241	$13,656,610

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the changes for the six months ended June 30, 2016 and 2015, of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	Six Months Ended June 30,
	2016			2015
(in thousands)	Designated Credit Reserve	Unamortized Net Discount	Total	Designated Credit Reserve	Unamortized Net Discount	Total
Beginning balance at January 1	$(409,077)	$(707,021)	$(1,116,098)	$(927,605)	$(967,368)	$(1,894,973)
Acquisitions	(16,217)	(74,039)	(90,256)	(1,284)	(3,283)	(4,567)
Accretion of net discount	—	32,287	32,287	—	52,759	52,759
Realized credit losses	(2,371)	—	(2,371)	8,470	—	8,470
Reclassification adjustment for other-than-temporary impairments	(211)	—	(211)	1,619	—	1,619
Transfers from (to)	59,453	(59,453)	—	58,716	(58,716)	—
Sales, calls, other	32,562	67,121	99,683	202,458	156,584	359,042
Ending balance at June 30	$(335,861)	$(741,105)	$(1,076,966)	$(657,626)	$(820,024)	$(1,477,650)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time that the securities had an unrealized loss position as of June 30, 2016 and December 31, 2015. At June 30, 2016, the Company held 1,183 AFS securities, of which 61 were in an unrealized loss position for less than twelve consecutive months and 129 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2015, the Company held 1,181 AFS securities, of which 121 were in an unrealized loss position for less than twelve consecutive months and 182 were in an unrealized loss position for more than twelve consecutive months.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2016	$454,416	$(9,266)	$632,865	$(24,384)	$1,087,281	$(33,650)
December 31, 2015	$1,503,939	$(26,984)	$1,141,839	$(44,412)	$2,645,778	$(71,396)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company recorded $0.1 million and $0.8 million in other-than-temporary credit impairments during the three and six months ended June 30, 2016 on one and three non-Agency RMBS, respectively, where the future expected cash flows for each security were less than its amortized cost. As of June 30, 2016, impaired securities with a carrying value of $113.5 million had actual weighted average cumulative losses of 12.5%, weighted average three-month prepayment speed of 7.1%, weighted average 60+ day delinquency of 23.3% of the pool balance, and weighted average FICO score of 671. At June 30, 2016, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities; therefore, only the projected credit loss was recognized in earnings. During the three and six months ended June 30, 2015, the Company recorded $0.2 million and $0.3 million in other-than-temporary credit impairments on one non-Agency RMBS where the future expected cash flows for the security were less than its amortized cost.
The following table presents the changes in OTTI included in earnings for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Cumulative credit loss at beginning of period	$(6,620)	$(6,452)	$(6,499)	$(8,241)
Additions:
Other-than-temporary impairments not previously recognized	—	—	(292)	—
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	(90)	(170)	(515)	(297)
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	—	—	—	—
Decreases related to other-than-temporary impairments on securities sold	—	—	596	1,916
Cumulative credit loss at end of period	$(6,710)	$(6,622)	$(6,710)	$(6,622)

Cumulative credit losses related to OTTI may be reduced for securities sold as well as for securities that mature, are paid down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain on investment securities in the Company’s condensed consolidated statements of comprehensive income. For the three and six months ended June 30, 2016, the Company sold AFS securities for $1.5 billion and $3.8 billion with an amortized cost of $1.5 billion and $3.7 billion for net realized gains of $9.9 million and $31.6 million, respectively. For the three and six months ended June 30, 2015, the Company sold AFS securities for $1.7 billion and $2.6 billion with an amortized cost of $1.6 billion and $2.4 billion for net realized gains of $75.9 million and $193.3 million, respectively.
The following table presents the gross realized gains and losses on sales of AFS securities for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Gross realized gains	$10,700	$76,199	$45,894	$193,887
Gross realized losses	(830)	(336)	(14,323)	(556)
Total realized gains on sales, net	$9,870	$75,863	$31,571	$193,331

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 5. Residential Mortgage Loans Held-for-Sale, at Fair Value
Residential mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of a fair value option election. The following table presents the carrying value of the Company’s residential mortgage loans held-for-sale as of June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016	December 31, 2015
Unpaid principal balance	$602,854	$812,661
Fair value adjustment	6,206	(1,230)
Carrying value	$609,060	$811,431

At June 30, 2016 and December 31, 2015, the Company pledged residential mortgage loans with a carrying value of $543.8 million and $745.5 million, respectively, as collateral for repurchase agreements and FHLB advances. See Note 15 - Repurchase Agreements and Note 17 - Federal Home Loan Bank of Des Moines Advances.

Note 6. Residential Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
The Company purchases subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The underlying residential mortgage loans held by the trusts, which are consolidated on the Company’s condensed consolidated balance sheets, are classified as residential mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. The following table presents the carrying value of the Company’s residential mortgage loans held-for-investment in securitization trusts as of June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016	December 31, 2015
Unpaid principal balance	$3,363,919	$3,143,515
Fair value adjustment	82,793	30,212
Carrying value	$3,446,712	$3,173,727

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the Company’s commercial real estate assets by asset type, property type and geographic location as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
(in thousands)	Mezzanine Loans	First Mortgages	Total	Mezzanine Loans	First Mortgages	Total
Unpaid principal balance	$139,922	$793,683	$933,605	$153,913	$513,433	$667,346
Unamortized (discount) premium	(101)	(194)	(295)	(237)	—	(237)
Unamortized net deferred origination fees	(516)	(6,417)	(6,933)	(830)	(5,326)	(6,156)
Carrying value	$139,305	$787,072	$926,377	$152,846	$508,107	$660,953
Unfunded commitments	$1,900	$60,587	$62,487	$1,900	$50,334	$52,234
Number of loans	6	18	24	6	12	18
Weighted average coupon	8.3%	4.7%	5.3%	8.1%	4.5%	5.4%
Weighted average years to maturity (1)	2.0	3.2	3.0	2.6	3.3	3.1
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

(in thousands)	June 30, 2016		December 31, 2015
Property Type	Carrying Value	% of Commercial Portfolio	Carrying Value	% of Commercial Portfolio
Retail	$236,457	25.5%	$185,883	28.1%
Hotel	82,236	8.9%	80,843	12.2%
Industrial	80,971	8.7%	—	—%
Multifamily	182,156	19.7%	139,011	21.1%
Office	344,557	37.2%	255,216	38.6%
Total	$926,377	100.0%	$660,953	100.0%

(in thousands)	June 30, 2016		December 31, 2015
Geographic Location	Carrying Value	% of Commercial Portfolio	Carrying Value	% of Commercial Portfolio
West	$180,644	19.5%	$131,488	19.9%
Southeast	81,353	8.8%	79,118	12.0%
Southwest	202,134	21.8%	161,721	24.4%
Northeast	396,728	42.8%	238,913	36.2%
Midwest	65,518	7.1%	49,713	7.5%
Total	$926,377	100.0%	$660,953	100.0%

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At June 30, 2016 and December 31, 2015, the Company pledged commercial real estate assets with a carrying value of $799.4 million and $361.1 million, respectively, as collateral for repurchase agreements and FHLB advances. See Note 15 - Repurchase Agreements and Note 17 - Federal Home Loan Bank of Des Moines Advances.
The following table summarizes activity related to commercial real estate assets for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Balance at beginning of period	$744,259	$45,556	$660,953	$—
Originations and purchases	193,181	—	280,447	45,556
Repayments	(9,856)	—	(14,387)	—
Net discount accretion (premium amortization)	67	49	140	49
(Increase) decrease in net deferred origination fees	(2,899)	—	(4,009)	—
Amortization of net deferred origination fees	1,625	—	3,233	—
Allowance for loan losses	—	—	—	—
Balance at end of period	$926,377	$45,605	$926,377	$45,605

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

The following table presents the number of loans, unpaid principal balance and carrying value (amortized cost) by risk rating for commercial real estate assets as of June 30, 2016 and December 31, 2015:

(dollars in thousands)	June 30, 2016			December 31, 2015
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1 – 3	24	$933,605	$926,377	18	$667,346	$660,953
4 – 5	—	—	—	—	—	—
Total	24	$933,605	$926,377	18	$667,346	$660,953

The Company has not recorded any allowances for losses as no loans are past-due and it is not deemed probable that the Company will not be able to collect all amounts due pursuant to the contractual terms of the loans.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 8. Servicing Activities
Mortgage Servicing Rights, at Fair Value
One of the Company’s wholly owned subsidiaries has approvals from Fannie Mae, Freddie Mac, and Ginnie Mae, to own and manage MSR, which represent the right to control the servicing of mortgage loans. The Company and its subsidiaries do not originate or directly service mortgage loans, and instead contract with fully licensed subservicers to handle substantially all servicing functions for the loans underlying the Company’s MSR. The following table summarizes activity related to MSR for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Balance at beginning of period	$446,170	$410,229	$493,688	$452,006
Additions from purchases of servicing rights	55,938	4,210	106,211	8,534
Additions from sales of residential mortgage loans	318	589	522	816
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	(59,074)	24,045	(143,433)	(14,124)
Other changes in fair value (1)	(17,461)	(6,410)	(34,542)	(20,644)
Other changes (2)	1,922	4,913	5,367	10,988
Balance at end of period	$427,813	$437,576	$427,813	$437,576
____________________

(1)	Other changes in fair value primarily represents changes due to the realization of expected cash flows.

(2)	Other changes includes purchase price adjustments, contractual prepayment protection, and changes due to the Company’s purchase of the underlying collateral.

As of June 30, 2016 and December 31, 2015, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(in thousands)	June 30, 2016	December 31, 2015
Weighted average prepayment speed:	18.3%	11.8%
Impact on fair value of 10% adverse change	$(27,123)	$(20,093)
Impact on fair value of 20% adverse change	$(51,359)	$(38,656)
Weighted average delinquency:	2.8%	4.0%
Impact on fair value of 10% adverse change	$(3,123)	$(3,826)
Impact on fair value of 20% adverse change	$(6,246)	$(6,640)
Weighted average discount rate:	8.5%	10.1%
Impact on fair value of 10% adverse change	$(9,861)	$(16,316)
Impact on fair value of 20% adverse change	$(19,145)	$(31,522)

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
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Servicing fee income	$34,431	$29,586	$67,540	$60,823
Ancillary fee income	488	551	973	1,115
Float income	897	379	1,436	665
Total	$35,816	$30,516	$69,949	$62,603

Mortgage Servicing Advances
In connection with the servicing of loans, the Company’s subservicers make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances, including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances, which are funded by the Company, totaled $56.8 million and $37.5 million and were included in other assets on the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of loans owned and classified as residential mortgage loans held-for-sale, loans held in consolidated VIEs classified as residential mortgage loans held-for-investment in securitization trusts, and loans underlying MSR. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Residential mortgage loans held-for-sale	1,226	$602,854	1,415	$812,661
Residential mortgage loans held-for-investment in securitization trusts	4,684	3,318,888	4,329	3,117,219
Mortgage servicing rights	271,122	55,622,035	241,228	48,566,301
Total serviced mortgage assets	277,032	$59,543,777	246,972	$52,496,181

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
The following table presents the Company’s restricted cash balances as of June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016	December 31, 2015
Restricted cash balances held by trading counterparties:
For securities and loan trading activity	$30,800	$12,550
For derivatives trading activity	267,778	130,355
As restricted collateral for repurchase agreements and Federal Home Loan Bank advances	64,241	119,310
Total restricted cash balances held by trading counterparties	362,819	262,215
Restricted cash balance pursuant to letter of credit on office lease	347	347
Total	$363,166	$262,562

Note 10. Accrued Interest Receivable
The following table presents the Company’s accrued interest receivable by collateral type as of June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016	December 31, 2015
Available-for-sale securities:
Agency
Federal Home Loan Mortgage Corporation	$5,696	$6,235
Federal National Mortgage Association	28,587	12,407
Government National Mortgage Association	3,114	4,910
Non-Agency	2,179	2,339
Total available-for-sale securities	39,576	25,891
Residential mortgage loans held-for-sale	2,724	4,173
Residential mortgage loans held-for-investment in securitization trusts	19,453	18,339
Commercial real estate assets	2,162	1,567
Total	$63,915	$49,970

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following summarizes the Company’s significant asset and liability classes, the risk exposure for these classes, and the Company’s risk management activities used to mitigate certain of these risks. The discussion includes both derivative and non-derivative instruments used as part of these risk management activities. Any of the Company’s derivative and non-derivative instruments may be entered into in conjunction with one another in order to mitigate risks associated with the Company’s investment portfolio. As a result, the following discussions of each type of instrument should be read as a collective representation of the Company’s risk mitigation efforts and should not be considered independent of one another. While the Company uses derivative and non-derivative instruments to achieve the Company’s risk management activities, it is possible that these instruments will not effectively mitigate all or a substantial portion of the Company’s market rate risk. In addition, the Company might elect, at times, not to enter into certain hedging arrangements in order to maintain compliance with REIT requirements.
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
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading instruments as of June 30, 2016 and December 31, 2015.

(in thousands)	June 30, 2016
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$153,512	$834,866	$—	$—
Interest rate swap agreements	23,465	8,314,000	(99,366)	5,383,000
Credit default swaps	—	—	(99)	25,000
Swaptions, net	27,559	2,600,000	(10,499)	800,000
TBAs	16,597	1,835,000	(21,707)	2,172,000
Put and call options for TBAs, net	2,042	2,835,000	(21,564)	6,062,000
Markit IOS total return swaps	—	—	(7,419)	588,037
Forward purchase commitments	810	521,240	(70)	115,227
Total	$223,985	$16,940,106	$(160,724)	$15,145,264

(in thousands)	December 31, 2015
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$159,582	$932,037	$—	$—
Interest rate swap agreements	91,757	14,268,806	—	—
Credit default swaps	—	—	(703)	125,000
Swaptions, net	17,374	4,700,000	(4,831)	500,000
TBAs	1,074	847,000	(1,324)	550,000
Markit IOS total return swaps	1,645	889,418	—	—
Forward purchase commitments	77	98,736	(427)	187,384
Total	$271,509	$21,735,997	$(7,285)	$1,362,384

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive income on the Company’s derivative trading instruments:

Trading Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
(in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Interest rate risk management
TBAs (1)	Loss on other derivative instruments	$1,562	$5,262	$26,891	$(22,696)
Short U.S. Treasuries (1)	Loss on other derivative instruments	—	125	—	125
Put and call options for TBAs (1)	Loss on other derivative instruments	(44,052)	5,671	(45,033)	8,206
Put and call options for U.S. Treasuries (1)	Loss on other derivative instruments	—	(837)	—	(837)
Constant maturity swaps (1)	Loss on other derivative instruments	—	74	—	6,164
Interest rate swap agreements - Receivers (1)	(Loss) gain on interest rate swap and swaption agreements	37,172	(42,470)	149,846	(144)
Interest rate swap agreements - Payers (1)	(Loss) gain on interest rate swap and swaption agreements	(30,932)	20,713	(112,016)	(31,846)
Swaptions (1)	(Loss) gain on interest rate swap and swaption agreements	22,252	19,752	5,997	1,246
Markit IOS total return swaps (1)	Loss on other derivative instruments	(13,267)	(20,658)	(34,991)	(17,526)
Interest rate swap agreements - Payers (2)	(Loss) gain on interest rate swap and swaption agreements	(41,200)	46,957	(182,019)	(50,747)
Credit risk management
Credit default swaps - Receive protection (3)	Loss on other derivative instruments	(27)	(30)	382	(123)
Non-risk management
Inverse interest-only securities	Loss on other derivative instruments	7,733	4,909	20,715	24,170
Forward purchase commitments	Gain (loss) on residential mortgage loans held-for-sale	950	(5,130)	2,348	(4,160)
Total		$(59,809)	$34,338	$(167,880)	$(88,168)
____________________

(1)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s investment portfolio.

(2)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s repurchase agreements and FHLB advances.

(3)	Includes derivative instruments held to mitigate credit risk associated with the Company’s non-Agency RMBS and residential mortgage loans held-for-sale.

For the three and six months ended June 30, 2016, the Company recognized $7.7 million and $13.8 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $14.8 billion and $14.9 billion notional, respectively, and receiving either LIBOR interest or a fixed interest rate. For the three and six months ended June 30, 2015, the Company recognized $26.1 million and $53.7 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $16.7 billion and $17.5 billion notional, respectively, and receiving either LIBOR interest or a fixed interest rate.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$882,726	$—	$(47,860)	$834,866	$860,864	$—
Interest rate swap agreements	15,425,513	5,264,513	(6,993,026)	13,697,000	14,806,049	(26,297)
Credit default swaps	125,000	—	(100,000)	25,000	112,912	—
Swaptions, net	5,200,000	600,000	(4,000,000)	1,800,000	4,174,725	(28,819)
TBAs, net	1,637,000	121,000	(2,095,000)	(337,000)	189,231	12,901
Put and call options for TBAs, net	2,000,000	8,897,000	(2,000,000)	8,897,000	3,557,242	(1,348)
Markit IOS total return swaps	868,145	—	(280,108)	588,037	811,749	523
Forward purchase commitments	252,212	848,791	(464,536)	636,467	395,617	692
Total	$26,390,596	$15,731,304	$(15,980,530)	$26,141,370	$24,908,389	$(42,348)

	Three Months Ended June 30, 2015
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$1,106,210	$12,563	$(69,030)	$1,049,743	$1,086,760	$64
Interest rate swap agreements	19,929,000	11,493,227	(15,196,704)	16,225,523	16,681,983	(66,799)
Credit default swaps	125,000	—	—	125,000	125,000	—
Swaptions, net	12,960,000	1,500,000	(5,050,000)	9,410,000	10,292,418	(8,053)
TBAs, net	(2,496,000)	(3,929,000)	5,401,000	(1,024,000)	(1,362,451)	(7,482)
Short U.S. Treasuries	—	(50,000)	50,000	—	—	125
Put and call options for TBAs, net	(2,500,000)	—	2,500,000	—	(722,527)	10,843
Put and call options for U.S. Treasuries, net	—	500,000	(500,000)	—	2,747	(837)
Constant maturity swaps	3,000,000	—	(3,000,000)	—	384,615	1,310
Markit IOS total return swaps	877,529	747,910	(637,030)	988,409	1,201,515	(13,130)
Forward purchase commitments	707,304	978,297	(1,058,941)	626,660	679,266	(1,318)
Total	$33,709,043	$11,252,997	$(17,560,705)	$27,401,335	$28,369,326	$(85,277)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Six Months Ended June 30, 2016
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$932,037	$—	$(97,171)	$834,866	$885,121	$—
Interest rate swap agreements	14,268,806	12,102,026	(12,673,832)	13,697,000	14,880,324	6,302
Credit default swaps	125,000	10,000	(110,000)	25,000	119,670	412
Swaptions, net	5,200,000	2,600,000	(6,000,000)	1,800,000	4,695,604	(30,789)
TBAs, net	297,000	4,436,000	(5,070,000)	(337,000)	171,220	31,751
Put and call options for TBAs, net	—	10,897,000	(2,000,000)	8,897,000	1,819,830	(1,348)
Markit IOS total return swaps	889,418	—	(301,381)	588,037	843,242	523
Forward purchase commitments	286,120	1,232,240	(881,893)	636,467	326,671	1,258
Total	$21,998,381	$31,277,266	$(27,134,277)	$26,141,370	$23,741,682	$8,109

	Six Months Ended June 30, 2015
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$1,168,226	$12,563	$(131,046)	$1,049,743	$1,112,471	$64
Interest rate swap agreements	18,584,000	17,113,227	(19,471,704)	16,225,523	17,455,887	(67,869)
Credit default swaps	125,000	—	—	125,000	125,000	—
Swaptions, net	12,410,000	7,050,000	(10,050,000)	9,410,000	11,564,972	4,793
TBAs, net	(1,325,000)	(10,862,000)	11,163,000	(1,024,000)	(1,739,978)	(24,846)
Short U.S. Treasuries	—	(50,000)	50,000	—	—	125
Put and call options for TBAs, net	2,000,000	250,000	(2,250,000)	—	(359,116)	7,796
Put and call options for U.S. Treasuries, net	—	500,000	(500,000)	—	1,381	(837)
Constant maturity swaps	14,000,000	6,000,000	(20,000,000)	—	4,552,486	7,694
Markit IOS total return swaps	598,459	1,424,543	(1,034,593)	988,409	1,039,332	(8,928)
Forward purchase commitments	554,838	2,106,931	(2,035,109)	626,660	663,890	(374)
Total	$48,115,523	$23,545,264	$(44,259,452)	$27,401,335	$34,416,325	$(82,382)
____________________

(1)	Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Derivative fair value adjustments are reflected within the unrealized loss (gain) on interest rate swaps and swaptions, unrealized loss (gain) on other derivative instruments, and gain on residential mortgage loans held-for-sale line items within the operating activities section of the condensed consolidated statements of cash flows. Realized gains and losses on interest rate swap and swaption agreements are reflected within the loss on termination and option expiration of interest rate swaps and swaptions line item within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the short sales and purchases of other derivative instruments, proceeds from sales of other derivative instruments, net and increase in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.

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
As of June 30, 2016 and December 31, 2015, the Company had outstanding fair value of $53.1 million and $42.9 million, respectively, of interest-only securities in place to economically hedge its investment securities. These interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.
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
TBAs. At times, the Company may use TBAs for risk management purposes or as a means of deploying capital until targeted investments are available and to take advantage of temporary displacements in the marketplace. Additionally, the Company may use TBAs independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks associated with the Company’s investment portfolio. TBAs are forward contracts for the purchase (long notional positions) or sale (short notional positions) of Agency RMBS. The issuer, coupon and stated maturity of the Agency RMBS are predetermined as well as the trade price, face amount and future settle date (published each month by the Securities Industry and Financial Markets Association). However, the specific Agency RMBS to be delivered upon settlement is not known at the time of the TBA transaction. As a result, and because physical delivery of the Agency RMBS upon settlement cannot be assured, the Company accounts for TBAs as derivative instruments.
As of June 30, 2016, $1.8 billion of the Company’s long notional TBA positions and $2.2 billion of the Company’s short notional TBA positions were held in order to economically hedge portfolio risk. As of December 31, 2015, $847.0 million of the Company’s long notional TBA positions and $550.0 million of the Company’s short notional TBA positions were held in order to economically hedge portfolio risk. The Company discloses these positions on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$1,835,000	$1,901,030	$1,917,627	$16,597	$—
Sale contracts	(2,172,000)	(2,252,889)	(2,274,596)	—	(21,707)
TBAs, net	$(337,000)	$(351,859)	$(356,969)	$16,597	$(21,707)

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

Put and Call Options for TBAs. The Company may use put and call options for TBAs independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks associated with the Company’s investment portfolio. As of June 30, 2016, the Company had purchased put options for TBAs with a notional amount of $12.2 billion and paid upfront premiums of approximately $44.6 million. The Company had also short sold call options for TBAs with a notional amount of $3.3 billion and received upfront premiums of approximately $20.4 million as of June 30, 2016. The last of the options expires in November 2016. The put and call options had a net fair market value of $2.0 million included in derivative assets, at fair value, and $21.6 million included in derivative liabilities, at fair value, on the condensed consolidated balance sheet as of June 30, 2016. The Company did not hold any put and call options for TBAs as of December 31, 2015.
Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks associated with the Company’s investment portfolio. As of June 30, 2016 and December 31, 2015, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk associated with the Company’s investment portfolio whereby the Company receives interest at a three-month LIBOR rate:

(notional in thousands)
June 30, 2016
Swaps Maturities	Notional Amounts	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2018	$4,040,000	1.307%	0.654%	2.08
2020 and Thereafter	1,210,000	2.164%	0.638%	4.58
Total	$5,250,000	1.504%	0.651%	2.66

(notional in thousands)
December 31, 2015
Swaps Maturities	Notional Amounts	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2018	$2,040,000	1.563%	0.487%	2.94
2020 and Thereafter	1,210,000	2.164%	0.531%	5.08
Total	$3,250,000	1.787%	0.503%	3.74

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Additionally, as of June 30, 2016 and December 31, 2015, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk associated with the Company’s investment portfolio whereby the Company pays interest at a three-month LIBOR rate:

(notional in thousands)
June 30, 2016
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2018	$575,000	0.654%	1.440%	2.39
2019	500,000	0.635%	1.042%	2.56
2020 and Thereafter	1,989,000	0.646%	2.070%	6.06
Total	$3,064,000	0.645%	1.784%	4.80

(notional in thousands)
December 31, 2015
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2018	$575,000	0.329%	1.440%	2.89
2020 and Thereafter	2,589,000	0.453%	2.301%	7.00
Total	$3,164,000	0.431%	2.145%	6.26

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
As of June 30, 2016 and December 31, 2015, the Company had the following outstanding interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) associated with the Company’s short-term repurchase agreements and FHLB advances:

(notional in thousands)
June 30, 2016
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate (2)	Weighted Average Maturity (Years) (2)
2016	$1,000,000	0.435%	0.640%	0.48
2017	2,375,000	0.765%	0.638%	1.09
2018	300,000	0.984%	0.638%	1.58
2019	350,000	1.283%	0.642%	2.94
2020 and Thereafter	1,358,000	1.919%	0.631%	8.11
Total	$5,383,000	0.938%	0.638%	2.29

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(notional in thousands)
December 31, 2015
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate (2)	Weighted Average Maturity (Years) (2)
2016	$1,700,000	0.462%	0.481%	0.73
2017	2,375,000	0.765%	0.510%	1.59
2018	800,000	0.944%	0.384%	2.14
2019	350,000	1.283%	0.340%	3.44
2020 and Thereafter	2,629,806	1.821%	0.371%	8.04
Total	$7,854,806	1.094%	0.437%	3.71
____________________

(1)	Notional amount includes $563.0 million in forward starting interest rate swaps as of June 30, 2016. The Company did not have any forward starting interest rate swaps as of December 31, 2015.

(2)
Weighted averages exclude forward starting interest rate swaps. As of June 30, 2016, the weighted average fixed pay rate on interest rate swaps starting in September 2016 was 2.3%. The Company did not have any forward starting interest rate swaps as of December 31, 2015.

Interest Rate Swaptions. The Company may use interest rate swaptions independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks associated with the Company’s investment portfolio. As of June 30, 2016 and December 31, 2015, the Company had the following outstanding interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would either pay or receive a fixed rate) that were utilized as macro-economic hedges:

	June 30, 2016
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$56,758	$—	1.97	$1,700,000	4.09%	3M Libor	6.5
Payer	≥ 6 Months	43,015	366	11.88	1,800,000	3.27%	3M Libor	5.6
Total Payer		$99,773	$366	11.88	$3,500,000	3.67%	3M Libor	6.0

Receiver	< 6 Months	$20,468	$27,362	1.93	$1,500,000	3M Libor	1.53%	10.0
Total Receiver		$20,468	$27,362	1.93	$1,500,000	3M Libor	1.53%	10.0

Sale contracts:
Payer	< 6 Months	$(25,962)	$(10,237)	2.07	$(2,400,000)	1.71%	3M Libor	10.0
Payer	≥ 6 Months	(81,248)	(431)	12.01	(800,000)	3.44%	3M Libor	10.0
Total Payer		$(107,210)	$(10,668)	2.21	$(3,200,000)	2.14%	3M Libor	10.0

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2015
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$375	$174	0.75	$2,000,000	2.23%	3M Libor	6.3
Payer	≥ 6 Months	126,273	19,150	39.17	4,500,000	3.69%	3M Libor	5.8
Total Payer		$126,648	$19,324	38.51	$6,500,000	3.24%	3M Libor	5.9

Sale contracts:
Payer	≥ 6 Months	$(81,248)	$(6,738)	18.01	$(800,000)	3.44%	3M Libor	10.0
Total Payer		$(81,248)	$(6,738)	18.01	$(800,000)	3.44%	3M Libor	10.0
Receiver	< 6 Months	$(100)	$(43)	0.73	$(500,000)	3M Libor	1.75%	10.0
Total Receiver		$(100)	$(43)	0.73	$(500,000)	3M Libor	1.75%	10.0

Markit IOS Total Return Swaps. The Company may use total return swaps (agreements whereby the Company receives or makes payments based on the total return of an underlying instrument or index, such as the Markit IOS Index, in exchange for fixed or floating rate interest payments) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks associated with the Company’s investment portfolio. The Company enters into total return swaps to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our investment portfolio (referred to as “convexity risk”). Total return swaps based on the Markit IOS Index are intended to synthetically replicate the performance of interest-only securities. The Company had the following total return swap agreements in place at June 30, 2016 and December 31, 2015:

(notional and dollars in thousands)
June 30, 2016
Maturity Date	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain (Loss)
January 12, 2043	$(275,900)	$(3,455)	$(1,818)	$(5,273)
January 12, 2044	(257,720)	(3,187)	(2,346)	(5,533)
January 12, 2045	(54,417)	(777)	625	(152)
Total	$(588,037)	$(7,419)	$(3,539)	$(10,958)

(notional and dollars in thousands)
December 31, 2015
Maturity Date	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain (Loss)
January 12, 2043	$(369,639)	$456	$(866)	$(410)
January 12, 2044	(325,003)	350	(1,679)	(1,329)
January 12, 2045	(194,776)	839	1,162	2,001
Total	$(889,418)	$1,645	$(1,383)	$262

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
As of June 30, 2016 and December 31, 2015, the Company held credit default swaps through which the Company received credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company’s credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.
The following tables present credit default swaps through which the Company is receiving protection held as of June 30, 2016 and December 31, 2015:

(notional and dollars in thousands)
June 30, 2016
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable) Receivable	Unrealized Gain (Loss)
Receive	December 20, 2016	496.00	$(25,000)	$(99)	$(4,062)	$(4,161)
	Total	496.00	$(25,000)	$(99)	$(4,062)	$(4,161)

(notional and dollars in thousands)
December 31, 2015
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable) Receivable	Unrealized Gain (Loss)
Receive	June 20, 2016	105.50	$(100,000)	$(502)	$(260)	$(762)
	December 20, 2016	496.00	(25,000)	(201)	(4,062)	(4,263)
	Total	183.60	$(125,000)	$(703)	$(4,322)	$(5,025)

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of June 30, 2016, the fair value of derivative financial instruments as an asset and liability position was $224.0 million and $160.7 million, respectively.
The Company attempts to mitigate its credit risk exposure on derivative financial instruments by limiting its counterparties to banks and financial institutions that meet established credit guidelines. The Company also seeks to spread its credit risk exposure across multiple counterparties in order to reduce its exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty or clearing agency, in the case of centrally cleared interest rate swaps, upon the occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties and clearing agencies, which require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. As of June 30, 2016, the Company had received cash deposits from counterparties of $4.5 million and placed cash deposits of $269.4 million in accounts maintained by counterparties, of which the amounts are netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the Company’s condensed consolidated balance sheets.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Non-Risk Management Activities
The Company has entered into certain financial instruments that are considered derivative contracts under ASC 815 that are not for purposes of hedging. These contracts are currently limited to forward purchase commitments and inverse interest-only RMBS.
Commitments to Purchase Residential Mortgage Loans Held-for-Sale. Prior to a mortgage loan purchase, the Company may enter into forward purchase commitments with counterparties whereby the Company commits to purchasing the loans at a particular interest rate, provided the borrower elects to close the loan. These commitments to purchase mortgage loans have been defined as derivatives and are, therefore, recorded on the Company’s condensed consolidated balance sheets as assets or liabilities and measured at fair value. Subsequent changes in fair value are recorded on the Company’s condensed consolidated balance sheets as adjustments to the carrying value of these assets or liabilities with a corresponding adjustment recognized in current period earnings. As of June 30, 2016 and December 31, 2015, the Company had outstanding commitments to purchase $636.5 million and $286.1 million of mortgage loans, subject to fallout if the loans do not close, with a fair value asset of $0.8 million and a fair value liability of $0.1 million at June 30, 2016 and a fair value asset of $0.1 million and a fair value liability of $0.4 million at December 31, 2015, respectively.
Inverse Interest-Only Securities. As of June 30, 2016 and December 31, 2015, inverse interest-only securities with a carrying value of $153.5 million and $159.6 million, including accrued interest receivable of $1.5 million and $1.7 million, respectively, are accounted for as derivative financial instruments in the condensed consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016	December 31, 2015
Face Value	$834,866	$932,037
Unamortized premium	—	—
Unamortized discount
Designated credit reserve	—	—
Net, unamortized	(710,204)	(792,178)
Amortized Cost	124,662	139,859
Gross unrealized gains	27,866	19,655
Gross unrealized losses	(496)	(1,608)
Carrying Value	$152,032	$157,906

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 12. Other Assets
Other assets as of June 30, 2016 and December 31, 2015 are summarized in the following table:

(in thousands)	June 30, 2016	December 31, 2015
Property and equipment at cost	$6,460	$5,997
Accumulated depreciation (1)	(3,946)	(3,303)
Net property and equipment	2,514	2,694
Prepaid expenses	986	1,572
Income taxes receivable	1,617	5,286
Deferred tax assets, net	58,466	44,318
Servicing advances	56,827	37,499
Federal Home Loan Bank stock	167,856	156,650
Equity investments	3,000	3,000
Other receivables	26,369	20,556
Total other assets	$317,635	$271,575
____________________

(1)	Depreciation expense for the three and six months ended June 30, 2016 was $0.3 million and $0.7 million, respectively.

Note 13. Other Liabilities
Other liabilities as of June 30, 2016 and December 31, 2015 are summarized in the following table:

(in thousands)	June 30, 2016	December 31, 2015
Accrued expenses	$29,265	$37,052
Accrued interest payable	25,267	18,723
Income taxes payable	—	70
Other	18,098	16,387
Total other liabilities	$72,630	$72,232

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
Available-for-sale securities. The Company holds a portfolio of AFS securities that are carried at fair value in the condensed consolidated balance sheets and primarily comprised of Agency and non-Agency RMBS. The Company determines the fair value of its Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of its non-Agency RMBS, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its RMBS AFS securities reported at fair value as Level 2 at June 30, 2016. AFS securities account for 74.4% of all assets reported at fair value at June 30, 2016.
Residential mortgage loans held-for-sale. The Company holds residential mortgage loans held-for-sale that are carried at fair value in the condensed consolidated balance sheets as a result of a fair value option election. The Company determines fair value of its residential mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 89.1% and 10.9% of its residential mortgage loans held-for-sale as Level 2 and Level 3 fair value assets, respectively, at June 30, 2016.
Residential mortgage loans held-for-investment in securitization trusts. The Company recognizes on its condensed consolidated balance sheets residential mortgage loans held-for-investment in securitization trusts that are carried at fair value as a result of a fair value option election. An entity is allowed to measure both the financial assets and financial liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the Company’s securitization trusts are considered qualifying CFEs, the Company determines the fair value of these residential mortgage loans based on the fair value of its collateralized borrowings in securitization trusts and its retained interests from the Company’s on-balance sheet securitizations (eliminated in consolidation in accordance with U.S. GAAP), as the fair value of these instruments is more observable. The Company classified 100% of its residential mortgage loans held-for-investment in securitization trusts as Level 2 fair value assets at June 30, 2016.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the condensed consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing providers. Although MSR transactions are observable in the marketplace, the valuation is based upon cash flow models that include unobservable market data inputs (including prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its MSR as Level 3 fair value assets at June 30, 2016.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, swaptions, put and call options for TBAs and U.S. Treasuries, credit default swaps, constant maturity swaps and Markit IOS total return swaps. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, swaptions, put and call options for TBAs and U.S. Treasuries, credit default swaps, constant maturity swaps and total returns swaps reported at fair value as Level 2 at June 30, 2016.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company may also enter into certain other derivative financial instruments, such as TBAs, short U.S. Treasuries and inverse interest-only securities. These instruments are similar in form to the Company’s AFS securities and the Company utilizes a pricing service to value TBAs and broker quotes to value short U.S. Treasuries and inverse interest-only securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at June 30, 2016. The Company reported 100% of its TBAs as Level 1 as of June 30, 2016. The Company did not hold any short U.S. Treasuries at June 30, 2016.
The Company may also enter into forward purchase commitments on residential mortgage loans whereby the Company commits to purchasing the loans at a particular interest rate. The fair value of these derivatives is determined based on prices currently offered in the marketplace for new commitments. Fallout assumptions if the borrower elects not to close the loan are applied to the pricing. As of June 30, 2016, the Company had outstanding commitments to purchase $636.5 million of mortgage loans, subject to fallout if the loans do not close, with a fair value asset of $0.8 million and a fair value liability of $0.1 million. The Company classified 100% of the forward purchase commitments reported at fair value as Level 2 at June 30, 2016.
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
Collateralized borrowings in securitization trusts. The Company recognizes on its condensed consolidated balance sheets collateralized borrowings that are carried at fair value as a result of a fair value option election. In determining the fair value of its collateralized borrowings, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its collateralized borrowings in securitization trusts as Level 2 fair value liabilities at June 30, 2016.

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

	Recurring Fair Value Measurements
	At June 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$13,656,610	$—	$13,656,610
Residential mortgage loans held-for-sale	—	542,691	66,369	609,060
Residential mortgage loans held-for-investment in securitization trusts	—	3,446,712	—	3,446,712
Mortgage servicing rights	—	—	427,813	427,813
Derivative assets	16,597	207,388	—	223,985
Total assets	$16,597	$17,853,401	$494,182	$18,364,180
Liabilities
Collateralized borrowings in securitization trusts	$—	$3,111,861	$—	$3,111,861
Derivative liabilities	21,707	139,017	—	160,724
Total liabilities	$21,707	$3,250,878	$—	$3,272,585

	Recurring Fair Value Measurements
	At December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$7,825,320	$—	$7,825,320
Residential mortgage loans held-for-sale	—	764,319	47,112	811,431
Residential mortgage loans held-for-investment in securitization trusts	—	3,173,727	—	3,173,727
Mortgage servicing rights	—	—	493,688	493,688
Derivative assets	1,074	270,435	—	271,509
Total assets	$1,074	$12,033,801	$540,800	$12,575,675
Liabilities
Collateralized borrowings in securitization trusts	$—	$2,000,110	$—	$2,000,110
Derivative liabilities	1,324	5,961	—	7,285
Total liabilities	$1,324	$2,006,071	$—	$2,007,395

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2016, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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
Securities for which market quotations are readily available are valued at the bid price (in the case of long positions) or the ask price (in the case of short positions) at the close of trading on the date as of which value is determined. Exchange-traded securities for which no bid or ask price is available are valued at the last traded price. OTC derivative contracts, including interest rate swaps and swaption agreements, put and call options for TBAs and U.S. Treasuries, constant maturity swaps, credit default swaps and Markit IOS total return swaps, are valued by the Company using observable inputs, specifically quotations received from third-party pricing providers, and are therefore classified within Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the reconciliation for all of the Company’s Level 3 assets measured at fair value on a recurring basis:

	Level 3 Recurring Fair Value Measurements
	Three Months Ended				Six Months Ended
	June 30, 2016				June 30, 2016
(in thousands)	Residential Mortgage Loans Held-For-Sale		Mortgage Servicing Rights		Residential Mortgage Loans Held-For-Sale		Mortgage Servicing Rights
Beginning of period level 3 fair value	$72,297		$446,170		$47,112		$493,688
Gains (losses) included in net (loss) income:
Realized gains (losses)	3,264		(17,461)		4,485		(34,542)
Unrealized gains (losses)	1,291	(1)	(59,074)	(3)	(4)	(1)	(143,433)	(3)
Total gains (losses) included in net (loss) income	4,555		(76,535)		4,481		(177,975)
Other comprehensive income (loss)	—		—		—		—
Purchases	53,992		56,256		125,558		106,733
Sales	(35,330)		—		(55,395)		—
Settlements	(29,145)		1,922		(55,387)		5,367
Gross transfers into level 3	—		—		—		—
Gross transfers out of level 3	—		—		—		—
End of period level 3 fair value	$66,369		$427,813		$66,369		$427,813
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$1,035	(2)	$(59,074)	(4)	$60	(2)	$(143,433)	(4)
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

(3)	The change in unrealized gains or losses on MSR was recorded in (loss) gain on servicing asset on the condensed consolidated statements of comprehensive income.

(4)
The change in unrealized gains or losses on MSR that were held at the end of the reporting period was recorded in (loss) gain on servicing asset on the condensed consolidated statements of comprehensive income.

The Company did not incur transfers between Level 1, Level 2 or Level 3 during the six months ended June 30, 2016. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company also used a third-party pricing provider in the fair value measurement of its Level 3 MSR. The table below presents information about the significant unobservable inputs used by the third-party pricing provider in the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at June 30, 2016:

As of June 30, 2016
Valuation Technique	Unobservable Input (1)	Range			Weighted Average
Discounted cash flow	Constant prepayment speed	15.4	-	22.0%	18.3%
	Delinquency	2.6	-	3.0%	2.8%
	Discount rate	7.9	-	9.2%	8.5%
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

	Three Months Ended June 30, 2016
(in thousands)	Interest income (expense)		Gain on investment securities	Gain (loss) on residential mortgage loans held-for-sale	Other loss	Total included in net (loss) income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$116		$(1,290)	$—	$—	$(1,174)	N/A
Residential mortgage loans held-for-sale	4,960	(1)	—	7,476	—	12,436	$(46)	(2)
Residential mortgage loans held-for-investment in securitization trusts	34,499	(1)	—	—	15,553	50,052	—	(3)
Liabilities
Collateralized borrowings in securitization trusts	(25,184)		—	—	(26,478)	(51,662)	—	(3)
Total	$14,391		$(1,290)	$7,476	$(10,925)	$9,652	$(46)

	Three Months Ended June 30, 2015
(in thousands)	Interest income (expense)		Gain on investment securities	Gain (loss) on residential mortgage loans held-for-sale	Other loss	Total included in net (loss) income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$—		$—	$—	$—	$—	N/A
Residential mortgage loans held-for-sale	7,518	(1)	—	(3,019)	—	4,499	$272	(2)
Residential mortgage loans held-for-investment in securitization trusts	21,830	(1)	—	—	(49,143)	(27,313)	—	(3)
Liabilities
Collateralized borrowings in securitization trusts	(13,131)		—	—	31,536	18,405	—	(3)
Total	$16,217		$—	$(3,019)	$(17,607)	$(4,409)	$272

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Six Months Ended June 30, 2016
(in thousands)	Interest income (expense)		Gain on investment securities	Gain (loss) on residential mortgage loans held-for-sale	Other loss	Total included in net (loss) income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$117		$(1,274)	$—	$—	$(1,157)	N/A
Residential mortgage loans held-for-sale	12,162	(1)	—	17,447	—	29,609	$64	(2)
Residential mortgage loans held-for-investment in securitization trusts	67,270	(1)	—	—	39,109	106,379	—	(3)
Liabilities
Collateralized borrowings in securitization trusts	(44,543)		—	—	(48,550)	(93,093)	—	(3)
Total	$35,006		$(1,274)	$17,447	$(9,441)	$41,738	$64

	Six Months Ended June 30, 2015
(in thousands)	Interest income (expense)		Gain on investment securities	Gain (loss) on residential mortgage loans held-for-sale	Other loss	Total included in net (loss) income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$—		$—	$—	$—	$—	N/A
Residential mortgage loans held-for-sale	11,789	(1)	—	6,047	—	17,836	$30	(2)
Residential mortgage loans held-for-investment in securitization trusts	40,067	(1)	—	—	(49,094)	(9,027)	—	(3)
Liabilities
Collateralized borrowings in securitization trusts	(23,839)		—	—	28,569	4,730	—	(3)
Total	$28,017		$—	$6,047	$(20,525)	$13,539	$30
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

	June 30, 2016		December 31, 2015
(in thousands)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Residential mortgage loans held-for-sale
Total loans	$602,854	$609,060	$812,661	$811,431
Nonaccrual loans	$51,480	$46,106	$30,438	$25,771
Loans 90+ days past due	$46,695	$41,585	$26,702	$22,470
Residential mortgage loans held-for-investment in securitization trusts
Total loans	$3,363,919	$3,446,712	$3,143,515	$3,173,727
Nonaccrual loans	$860	$879	$860	$868
Loans 90+ days past due	$860	$879	$860	$868
Collateralized borrowings in securitization trusts
Total borrowings	$3,081,328	$3,111,861	$2,023,239	$2,000,110
____________________

(1)	Excludes accrued interest receivable.

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

•
Commercial real estate assets are carried at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless deemed impaired. Because the Company has not yet recorded any allowances for losses and the rates and terms of the commercial real estate assets held at June 30, 2016 are similar to those observed in the market, carrying value, or amortized cost, approximates fair value. The Company categorizes the fair value measurement of these assets as Level 3.

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

•
The carrying value of repurchase agreements and FHLB advances that mature in less than one year generally approximates fair value due to the short maturities. As of June 30, 2016, the Company held $207.0 million of repurchase agreements and $3.3 billion of FHLB advances that are considered long-term. The Company’s long-term repurchase agreements and FHLB advances have floating rates based on an index plus a spread and, for members of the FHLB, the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities	$13,656,610	$13,656,610	$7,825,320	$7,825,320
Residential mortgage loans held-for-sale	$609,060	$609,060	$811,431	$811,431
Residential mortgage loans held-for-investment in securitization trusts	$3,446,712	$3,446,712	$3,173,727	$3,173,727
Commercial real estate assets	$926,377	$926,377	$660,953	$660,953
Mortgage servicing rights	$427,813	$427,813	$493,688	$493,688
Cash and cash equivalents	$692,188	$692,188	$737,831	$737,831
Restricted cash	$363,166	$363,166	$262,562	$262,562
Derivative assets	$223,985	$223,985	$271,509	$271,509
Federal Home Loan Bank stock	$167,856	$167,856	$156,650	$156,650
Equity investments	$3,000	$3,000	$3,000	$3,000
Liabilities
Repurchase agreements	$9,669,848	$9,669,848	$5,008,274	$5,008,274
Collateralized borrowings in securitization trusts	$3,111,861	$3,111,861	$2,000,110	$2,000,110
Federal Home Loan Bank advances	$4,000,000	$4,000,000	$3,785,000	$3,785,000
Derivative liabilities	$160,724	$160,724	$7,285	$7,285

Note 15. Repurchase Agreements
As of June 30, 2016 and December 31, 2015, the Company had outstanding $9.7 billion and $5.0 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 1.01% and 1.10% and weighted average remaining maturities of 75 and 35 days as of June 30, 2016 and December 31, 2015, respectively.
At June 30, 2016 and December 31, 2015, the repurchase agreement balances were as follows:

(in thousands)	June 30, 2016	December 31, 2015
Short-term	$9,462,820	$5,008,274
Long-term	207,028	—
Total	$9,669,848	$5,008,274

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At June 30, 2016 and December 31, 2015, the repurchase agreements had the following characteristics and remaining maturities:

	June 30, 2016
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency RMBS (1)	Agency Derivatives	Residential Mortgage Loans Held-for-Sale	Commercial Real Estate Assets	Total Amount Outstanding
Within 30 days	$3,180,536	$536,508	$52,221	$—	$55,471	$3,824,736
30 to 59 days	1,320,164	181,938	53,911	—	—	1,556,013
60 to 89 days	1,452,639	76,908	3,844	—	—	1,533,391
90 to 119 days	857,556	195,449	—	22,153	—	1,075,158
120 to 364 days	1,151,333	322,189	—	—	—	1,473,522
One year and over	—	—	—	—	207,028	207,028
Total	$7,962,228	$1,312,992	$109,976	$22,153	$262,499	$9,669,848
Weighted average borrowing rate	0.72%	2.31%	1.51%	2.72%	2.88%	1.01%

	December 31, 2015
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency RMBS (1)	Agency Derivatives	Residential Mortgage Loans Held-for-Sale	Commercial Real Estate Assets	Total Amount Outstanding
Within 30 days	$1,719,292	$852,436	$58,286	$—	$59,349	$2,689,363
30 to 59 days	1,407,353	271,819	60,065	—	—	1,739,237
60 to 89 days	143,051	15,691	2,707	—	—	161,449
90 to 119 days	68,014	106,007	1,465	—	—	175,486
120 to 364 days	—	234,229	—	8,510	—	242,739
Total	$3,337,710	$1,480,182	$122,523	$8,510	$59,349	$5,008,274
Weighted average borrowing rate	0.65%	2.03%	1.18%	2.87%	2.62%	1.10%
____________________

(1)	Includes repurchase agreements collateralized by retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	June 30, 2016	December 31, 2015
Available-for-sale securities, at fair value	$10,061,919	$5,354,104
Residential mortgage loans held-for-sale, at fair value	24,297	9,543
Commercial real estate assets	374,904	108,958
Net economic interests in consolidated securitization trusts (1)	227,820	274,949
Cash and cash equivalents	12,624	15,000
Restricted cash	64,241	119,310
Due from counterparties	9,362	10,211
Derivative assets, at fair value	152,017	157,879
Total	$10,927,184	$6,049,954
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at June 30, 2016 and December 31, 2015:

	June 30, 2016				December 31, 2015
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Royal Bank of Canada	$977,474	$227,645	7%	65.7	$799,527	$217,677	6%	31.5
All other counterparties (2)	8,692,374	1,025,206	30%	75.7	4,208,747	818,108	23%	36.2
Total	$9,669,848	$1,252,851			$5,008,274	$1,035,785
____________________

(1)
Represents the net carrying value of the securities, residential mortgage loans held-for-sale and commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases of $1.2 billion as of June 30, 2016 are not included in the amounts presented above. The Company did not have any such payables as of December 31, 2015.

(2)	Represents amounts outstanding with 22 and 20 counterparties at June 30, 2016 and December 31, 2015, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 16. Collateralized Borrowings in Securitization Trusts, at Fair Value
The Company purchases subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The debt associated with the underlying residential mortgage loans held by the trusts, which are consolidated on the Company’s condensed consolidated balance sheets, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. As of June 30, 2016 and December 31, 2015, collateralized borrowings in securitization trusts had a carrying value of $3.1 billion and $2.0 billion with a weighted average interest rate of 3.4% and 3.6%, respectively. The stated maturity dates for all collateralized borrowings were more than five years from both June 30, 2016 and December 31, 2015.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 17. Federal Home Loan Bank of Des Moines Advances
The Company’s wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of June 30, 2016 and December 31, 2015, TH Insurance had $4.0 billion and $3.8 billion in outstanding secured advances with a weighted average borrowing rate of 0.63% and 0.58%, respectively, and had no additional uncommitted capacity to borrow as of June 30, 2016. As of December 31, 2015, TH Insurance had an additional $215.0 million of available uncommitted capacity for borrowings. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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
At June 30, 2016 and December 31, 2015, FHLB advances had the following remaining maturities:

(in thousands)	June 30, 2016	December 31, 2015
≤ 1 year	$651,238	$—
> 1 and ≤ 3 years	815,024	651,238
> 3 and ≤ 5 years	—	815,024
> 5 and ≤ 10 years	—	—
> 10 years	2,533,738	2,318,738
Total	$4,000,000	$3,785,000

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of FHLB advances:

(in thousands)	June 30, 2016	December 31, 2015
Available-for-sale securities, at fair value	$3,391,613	$2,412,970
Residential mortgage loans held-for-sale, at fair value	519,482	735,911
Commercial real estate assets	424,464	252,172
Net economic interests in consolidated securitization trusts (1)	74,850	863,363
Total	$4,410,409	$4,264,416
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The FHLB retains the right to mark the underlying collateral for FHLB advances to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral. In addition, as a condition to membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB. At June 30, 2016 and December 31, 2015, the Company had stock in the FHLB totaling $167.9 million and $156.7 million, respectively, which is included in other assets on the condensed consolidated balance sheets. FHLB stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLB. Accordingly, when evaluating FHLB stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2016 and December 31, 2015, the Company had not recognized an impairment charge related to its FHLB stock.

Note 18. Stockholders’ Equity
Distributions to Stockholders
The following table presents cash dividends declared by the Company on its common stock during the three months ended June 30, 2016, and the four immediately preceding quarters:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
June 16, 2016	June 30, 2016	July 20, 2016	$0.23
March 15, 2016	March 31, 2016	April 21, 2016	$0.23
December 16, 2015	December 30, 2015	January 20, 2016	$0.26
September 16, 2015	September 30, 2015	October 22, 2015	$0.26
June 17, 2015	June 30, 2015	July 21, 2015	$0.26

Accumulated Other Comprehensive Income
Accumulated other comprehensive income at June 30, 2016 and December 31, 2015 was as follows:

(in thousands)	June 30, 2016	December 31, 2015
Available-for-sale securities
Unrealized gains	$533,482	$405,177
Unrealized losses	(13,785)	(46,116)
Accumulated other comprehensive income	$519,697	$359,061

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Reclassifications out of Accumulated Other Comprehensive Income
The following table summarizes reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2016 and 2015:

	Affected Line Item in the Condensed Consolidated Statements of Comprehensive Income	Amount Reclassified out of Accumulated Other Comprehensive Income
(in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Other-than-temporary impairments on AFS securities	Total other-than-temporary impairment losses	$90	$170	$807	$297
Realized gains on sales of certain AFS securities, net of tax	Gain on investment securities	(5,130)	(75,135)	(24,256)	(175,071)
Total		$(5,040)	$(74,965)	$(23,449)	$(174,774)

Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. An aggregate of 7.5 million shares of the Company’s common stock were originally reserved for issuance under the plan. As of June 30, 2016, 312,435 shares have been issued under the plan for total proceeds of approximately $3.2 million, of which 14,495 and 29,143 shares were issued for total proceeds of $0.1 million and $0.2 million during the three and six months ended June 30, 2016, respectively. During the three and six months ended June 30, 2015, 16,772 and 36,184 shares were issued for total proceeds of $0.2 million and $0.4 million, respectively.
Share Repurchase Program
As of December 31, 2015, the Company’s share repurchase program allowed the Company to repurchase up to 25,000,000 shares of its common stock. During the six months ended June 30, 2016, the Company’s board of directors authorized an increase of 50,000,000 shares, for up to a total of 75,000,000 shares authorized under the program. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of June 30, 2016, a total of 24,135,000 shares had been repurchased by the Company under the program for an aggregate cost of $200.4 million; of these, 8,020,000 shares were repurchased for a total cost of $61.3 million during the six months ended June 30, 2016, respectively. No shares were repurchased during the three months ended June 30, 2016, or the three and six months ended June 30, 2015.
At-the-Market Offering
On May 25, 2012, the Company entered into an equity distribution agreement under which the Company may sell up to an aggregate of 20,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. On May 22, 2015, the Company entered into an amendment to the equity distribution agreement providing that any subsequent offers or sales of the Company’s common stock under the equity distribution agreement shall be made pursuant to a new prospectus supplement, which was filed on the same date. As of June 30, 2016, 7,585,869 shares of common stock have been sold under the equity distribution agreement for total accumulated net proceeds of approximately $77.6 million; however, no shares were sold during the three and six months ended June 30, 2016 and 2015.

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
During the three months ended June 30, 2016 and 2015, the Company granted 68,612 and 45,109 shares of common stock, respectively, to its independent directors pursuant to the Plan. The estimated fair value of these awards was $8.43 and $10.53 per share on grant date, based on the closing price of the Company’s common stock on the NYSE on such date. The grants vested immediately.
Additionally, during the six months ended June 30, 2016 and 2015, the Company granted 1,677,998 and 1,115,574 shares of restricted common stock, respectively, to key employees of PRCM Advisers pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $7.33 and $10.49 per share on grant date, based on the closing market price of the Company’s common stock on the NYSE on such date. However, as the cost of these awards is measured at fair value at each reporting date based on the price of the Company’s stock as of period end in accordance with ASC 505, Equity, or ASC 505, the fair value of these awards as of June 30, 2016 was $8.56 per share based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.
The following table summarizes the activity related to restricted common stock for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015
(in thousands)	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	2,290,609	$10.36	2,002,406	$10.32
Granted	1,746,610	7.37	1,160,683	10.49
Vested	(1,095,888)	(10.35)	(720,712)	(10.46)
Forfeited	(41,175)	(8.77)	(55,474)	(10.19)
Outstanding at End of Period	2,900,156	$8.59	2,386,903	$10.36

For the three and six months ended June 30, 2016, the Company recognized compensation costs related to restricted common stock of $4.9 million and $7.8 million, respectively. For the three and six months ended June 30, 2015, the Company recognized compensation costs related to restricted common stock of $2.9 million and $5.6 million, respectively.

Note 20. Income Taxes
For the three and six months ended June 30, 2016 and 2015, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C-corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

During the three and six months ended June 30, 2016, the Company’s TRSs recognized a benefit from income taxes of $14.8 million and $9.3 million, respectively, which was primarily due to losses incurred on MSR and derivative instruments held in the Company’s TRSs. During the three and six months ended June 30, 2015, the Company’s TRSs recognized a benefit from income taxes of $7.0 million and $17.6 million, respectively, which was primarily due to losses incurred on derivative instruments held in the Company’s TRSs.
Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements of a contingent tax liability for uncertain tax positions.

Note 21. Earnings Per Share
The following table presents a reconciliation of the (loss) earnings and shares used in calculating basic and diluted (loss) earnings per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2016	2015	2016	2015
Numerator:
Net (loss) income	$(16,981)	$221,501	$(105,911)	$316,294
Denominator:
Weighted average common shares outstanding	344,336,995	364,919,352	345,267,094	364,775,066
Weighted average restricted stock shares	3,260,960	2,154,779	3,249,891	2,017,393
Basic and diluted weighted average shares outstanding	347,597,955	367,074,131	348,516,985	366,792,459
Basic and Diluted (Loss) Earnings Per Share	$(0.05)	$0.60	$(0.30)	$0.86

Note 22. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with its management agreement with PRCM Advisers, the Company incurred $11.8 million and $23.9 million as a management fee to PRCM Advisers for the three and six months ended June 30, 2016, respectively, and $12.7 million and $25.4 million as a management fee to PRCM Advisers for the three and six months ended June 30, 2015, respectively, which represents approximately 1.5% of stockholders’ equity on an annualized basis as defined by the Management Agreement. For purposes of calculating the management fee, stockholders’ equity is adjusted to exclude any common stock repurchases as well as any unrealized gains, losses or other items that do not affect realized net (loss) income, among other adjustments, in accordance with the Management Agreement. In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $6.0 million and $12.8 million for the three and six months ended June 30, 2016, respectively, and $5.4 million and $10.1 million for the three and six months ended June 30, 2015, respectively.
The Company has direct relationships with the majority of its third-party vendors. The Company will continue to have certain costs allocated to it by PRCM Advisers for compensation, data services and proprietary technology, but most direct expenses with third-party vendors are paid directly by the Company.
The Company recognized $4.9 million and $7.8 million of compensation expense during the three and six months ended June 30, 2016, respectively, and $2.9 million and $5.6 million of compensation expense during the three and six months ended June 30, 2015, respectively, related to restricted common stock issued to employees of PRCM Advisers and the Company’s independent directors pursuant to the Plan. See Note 19 - Equity Incentive Plan for additional information.

Note 23. Subsequent Events
On July 28, 2016, the Company announced that its board of directors had approved a plan to discontinue the Company’s mortgage loan conduit and securitization business. This decision was made due to the challenging market environment facing the business, combined with the intent to reduce operating complexity and costs, and will allow for the reallocation of capital to more attractive and efficient target assets. The wind down process is expected to be substantially completed by the end of 2016.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Events subsequent to June 30, 2016, were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these condensed consolidated financial statements.

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
As opportunities in the residential and commercial mortgage marketplace change, we continue to evolve our business model. From a capital allocation perspective, we expect to continue to increase our allocation towards MSR and commercial real estate assets, and decrease our exposure to RMBS and residential mortgage loans over time. During the six months ended June 30, 2016, however, we increased our allocation towards Agency RMBS due to attractive market prices. Within our non-Agency RMBS portfolio, we have historically had a substantial emphasis on “legacy” securities, which include securities issued prior to 2009. Over the course of the past two years, however, we have sold a number of these securities that we believe had reached maximum value, some of which were replaced with “new issue” non-Agency RMBS. We believe these “new issue” securities, which include some GSE credit risk transfer securities, have enabled us to find attractive returns and further diversify our non-Agency RMBS portfolio.
Within our mortgage loan conduit and securitization business, our prime nonconforming residential mortgage loans are acquired from select mortgage loan originators and secondary market institutions with the intent to securitize the loans through the issuance of non-Agency mortgage-backed securities and retain the related subordinated securities, representing the credit risk piece associated with these deals, and/or exit through a whole loan sale. In July 2016, we announced a plan to discontinue with business, and we expect the wind down process to be substantially completed by the end of 2016. We also hold a small legacy portfolio of credit sensitive residential mortgage loans, or CSL, which are loans that were performing, but with respect to which the borrower had previously experienced payment delinquencies and was more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default on CSL than on newly originated residential mortgage loans. We do not originate residential mortgage loans or provide direct financing to lenders.

Within our MSR business, we purchase the right to control the servicing of mortgage loans from high-quality originators. Additionally, as an owner of MSR on loans from securitizations guaranteed by Ginnie Mae, we are obligated to purchase these loans from time to time in order to complete modifications on the mortgage loans or to convey foreclosed properties to the U.S. Department of Housing and Urban Development, or HUD. We also have the option to buy out delinquent mortgages in order to better control loss mitigation activities. We held a small portfolio of these Ginnie Mae buyout residential mortgage loans as of June 30, 2016. We do not directly service the mortgage loans we acquire, nor the mortgage loans underlying the MSR we acquire; rather, we contract with fully licensed third-party subservicers to handle substantially all servicing functions.
We believe our investment model allows management to allocate capital across various sectors within the mortgage market, with a focus on asset selection and the implementation of a relative value investment approach. Our capital allocation decisions factor in the opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, capital allocation reflects management’s opportunistic approach to investing in the marketplace. The following table provides our capital allocation among the target assets in each of our investment strategies as of June 30, 2016 and the four immediately preceding period ends:

	As of
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Rates strategy
Agency RMBS	43%	43%	35%	41%	44%
Mortgage servicing rights	13%	13%	14%	12%	11%
Credit strategy
Non-Agency RMBS	21%	22%	27%	30%	33%
Mortgage loan conduit/securitization	10%	11%	16%	13%	12%
Commercial strategy	13%	11%	8%	4%	< 1%

As our capital allocation shifts, our annualized yields and cost of financing shift. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts (e.g., uncertainty of prepayment speeds, extension risk and credit events).
For the three months ended June 30, 2016, our net yield realized on the portfolio was lower than previous periods. Yields and net interest spreads on RMBS and MSR are generally lower than recent quarters, while net yields on net economic interests in consolidated securitization trusts have increased due to sales of higher-rated retained interests from on-balance sheet securitizations. Net yields on residential mortgage loans held-for-sale and commercial real estate assets have been relatively consistent. Our cost of financing has decreased slightly as a result of lower swap spread. The following table provides the average annualized yield on our target assets, including Agency and non-Agency RMBS, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment, net of collateralized borrowings, in securitization trusts, commercial real estate assets and MSR for the three months ended June 30, 2016, and the four immediately preceding quarters:

	Three Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Average annualized portfolio yield (1)	3.77%	4.58%	4.56%	4.14%	4.16%
Cost of financing (2)	1.18%	1.21%	1.30%	1.31%	1.37%
Net portfolio yield	2.59%	3.37%	3.26%	2.83%	2.79%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

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
We recognize that investing in our target assets is competitive and we compete with other entities for attractive investment opportunities. We rely on our management team and our dedicated team of investment professionals provided by our external manager to identify investment opportunities. In addition, we have benefited and expect to continue to benefit from our external manager’s analytical and portfolio management expertise and infrastructure. We believe that our significant focus in the mortgage market, the extensive mortgage market expertise of our investment team, our strong analytics and our disciplined relative value investment approach give us a competitive advantage versus our peers.
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

•	our ability to generate cash flow from our target assets;

•	changes in our investment, financing and hedging strategies and the new risks to which those changes may expose us;

•	changes in the competitive landscape within our industry, including changes that may affect our ability to attract and retain personnel;

•	our decision to discontinue our mortgage loan conduit and securitization business, and our ability to securitize or sell the related mortgage loans;

•	our exposure to legal and regulatory claims, penalties or enforcement activities, including those arising from our involvement in securitization transactions and ownership and management of MSR;

•	our exposure to counterparties involved in our mortgage loan conduit and MSR businesses and our ability to enforce representations and warranties made by them;

•	our ability to acquire MSR and successfully operate our seller-servicer subsidiary and oversee the activities of our subservicers;

•	the state of commercial real estate markets, including the demand for commercial loans;

•	our ability to acquire commercial real estate assets, and to originate commercial loans;

•	our ability to successfully diversify our business into new asset classes, and manage the new risks to which they may expose us;

•	our ability to manage various operational and regulatory risks associated with our business;

•	interruptions in or impairments to our communications and information technology systems;

•	our ability to maintain appropriate internal controls over financial reporting;

•	our ability to establish, adjust and maintain appropriate hedges for the risks in our portfolio;

•	our ability to maintain our REIT qualification for U.S. federal income tax purposes; and

•	limitations imposed on our business due to our REIT status and our status as exempt from registration under the 1940 Act.
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

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our condensed consolidated balance sheets and statements of comprehensive income are significantly affected by fluctuations in market prices. At June 30, 2016, approximately 88.5% of total assets, or $18.4 billion, and approximately 18.9% of total liabilities, or $3.3 billion, consisted of financial instruments recorded at fair value. See Note 14 - Fair Value to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. Although markets for asset-backed securities, including RMBS, have modestly stabilized since the severe dislocations experienced as a result of the financial crisis, these markets continue to experience volatility and, as a result, our assets and liabilities will be subject to valuation adjustment as well as changes in the inputs we use to measure fair value.
Any temporary change in the fair value of our available-for-sale, or AFS, securities, excluding Agency interest-only mortgage-backed securities and GSE credit risk transfer securities, is recorded as a component of accumulated other comprehensive income and does not impact our earnings. Our reported (loss) earnings for U.S. GAAP purposes, or GAAP net (loss) income, is affected, however, by fluctuations in market prices on the remainder of our financial assets and liabilities recorded at fair value. For the three months ended June 30, 2016, our unrealized fair value gains on interest rate swap and swaption agreements, which are accounted for as derivative trading instruments under U.S. GAAP, positively affected our financial results. For the six months ended June 30, 2016, our unrealized fair value losses on interest rate swap and swaption agreements negatively affected our financial results. The change in fair value of interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three and six months ended June 30, 2016. Our financial results for the three months ended June 30, 2016 were negatively affected by unrealized fair value losses on Agency interest-only mortgage-backed securities and GSE credit risk transfer securities, net economic interests in consolidated securitization trusts and MSR, and positively affected by unrealized fair value gains on residential mortgage loans held-for-sale. Our financial results for the six months ended June 30, 2016 were positively affected by unrealized fair value gains on Agency interest-only mortgage-backed securities and GSE credit risk transfer securities and residential mortgage loans held-for-sale, and negatively affected by unrealized fair value losses on net economic interests in consolidated securitization trusts and MSR.
For the three and six months ended June 30, 2015, our unrealized fair value gains on interest rate swap and swaption agreements positively affected our financial results. The change in fair value of the interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three and six months ended June 30, 2015. Our financial results for the three and six months ended June 30, 2015 were negatively affected by unrealized fair value losses on certain U.S. Treasuries classified as trading instruments, residential mortgage loans held-for-sale and net economic interests in consolidated securitization trusts, and positively affected by unrealized fair value gains on MSR for the three months ended June 30, 2015. Our financial results for the six months ended June 30, 2015 were negatively affected by unrealized fair value losses on MSR.
In addition, our financial results for the three and six months ended June 30, 2016 and 2015 were affected by the unrealized gains and losses of certain other derivative instruments that were accounted for as trading derivative instruments (i.e., credit default swaps, TBAs, short U.S. Treasuries, put and call options for TBAs and U.S. Treasuries, constant maturity swaps, Markit IOS total return swaps, inverse interest-only securities and forward residential mortgage loan purchase commitments).

We have numerous internal controls in place to help ensure the appropriateness of fair value measurements. Significant fair value measures are subject to detailed analytics and management review and approval. Our entire investment portfolio reported at fair value is priced by third-party brokers and/or by independent pricing providers. We generally receive three or more broker and vendor quotes on pass-through Agency RMBS, and generally receive multiple broker or vendor quotes on all other RMBS instruments, including interest-only Agency RMBS, inverse interest-only Agency RMBS, and non-Agency RMBS. We also typically receive two vendor quotes for the residential mortgage loans and MSR in our investment portfolio. For Agency RMBS, the third-party pricing providers and brokers use pricing models that commonly incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. For non-Agency RMBS, the third-party pricing providers and brokers utilize both observable and unobservable inputs such as pool‑specific characteristics (i.e., loan age, loan size, credit quality of borrowers, vintage, servicer quality), floating rate indices, prepayment and default assumptions, and recent trading of the same or similar securities. For residential mortgage loans and MSR, vendors use pricing models that generally incorporate observable inputs such as principal balance, note rate, geographical location, loan-to-value (LTV) ratios, FICO, appraised value and other loan characteristics, along with observed market yields, securitization economics and trading levels. Additionally for MSR, pricing providers will customarily incorporate loan servicing cost, servicing fee, ancillary income, and earnings rate on escrow as observable inputs. Unobservable or model-driven inputs include forecast cumulative defaults, default curve, forecast loss severity and forecast voluntary prepayment.
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

Market Conditions and Outlook
The key macroeconomic factors that impact our business are U.S. residential and commercial property prices, national employment rates and the interest rate environment. Home prices increased modestly through the second quarter of 2016 and are expected to gradually appreciate over the next several years. Credit standards remain tight, despite a modest easing in recent months, and have limited borrowers’ ability to refinance their mortgages notwithstanding low interest rates and government programs that promote refinancing. Employment market conditions remain relatively solid as jobless claims, unemployment and payroll data are showing stability, although underemployment levels remain stubbornly high and new job creation has been disappointing. Other than LTV ratios and cash reserves, we believe employment is the most powerful determinant of homeowners’ ongoing likelihood to pay their mortgages. Home price performance and employment are particularly important to our non-Agency portfolio.
The interest rate environment remained volatile in the second quarter of 2016 as a result of domestic economic data and international events. Ultimately, interest rates decreased towards the end of June 2016 following Britain’s vote to exit the European Union, which had the effect of driving down inflation expectations and dimming the outlook for global growth. The low interest rate environment is expected to persist in the near term, as the Federal Reserve has suggested it will take a measured and conservative approach to future interest rate decisions. Additionally, it appears the Federal Reserve will continue to reinvest its mortgage-backed security principal repayments for the foreseeable future.
The U.S. economy continues to navigate headwinds that include: global economic lethargy, specifically in China; geopolitical unrest across various regions worldwide; the ongoing European debt crisis; quantitative easing by the European Central Bank; and persistently high underemployment.

Regulatory and legislative actions taken in response to the financial and foreclosure crises continue to impact the market. Regulatory actions that could affect the value and availability of our target assets, either positively or negatively, include: attempts by the U.S. government or the GSEs to establish long-term simplifying changes to the refinancing process to allow more borrowers to refinance into lower interest rate mortgage loans; any new programs or standards established after the expiration of both the Home Affordable Modification Program, or HAMP, and the Home Affordable Refinance Program 2.0, or HARP 2.0, at the end of 2016; the strict “ability-to-repay” and “qualified mortgage” regulations promulgated by the Consumer Financial Protection Bureau, or the CFPB; the compliance with, enforcement of and potential liability associated with the new TILA-RESPA Integrated Disclosure, or TRID, rules recently implemented by the CFPB; and the application of the risk retention requirements of Section 15G of the Exchange Act. Additionally, the implementation of bank capital and liquidity rules could affect both the financing and liquidity of our target assets.
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
We believe our blended Agency and non-Agency RMBS portfolio and our investing expertise, as well as our operational capabilities to invest in net economic interests in consolidated securitization trusts, MSR and commercial real estate assets, will allow us to better navigate the dynamic mortgage market while future regulatory and policy activities take shape. Having a diversified portfolio allows us to mitigate a variety of risks, including interest rate and RMBS spread volatility. As such, we have diversified into several target assets that capitalize on our prepayment and credit expertise.
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
The following table provides the carrying value of our RMBS portfolio by product type:

(dollars in thousands)	June 30, 2016		December 31, 2015
Agency
Fixed Rate	$11,973,994	86.7%	$5,864,294	73.4%
Hybrid ARM	35,375	0.3%	108,596	1.4%
Total Agency	12,009,369	87.0%	5,972,890	74.8%
Agency Derivatives	152,032	1.1%	157,906	2.0%
Non-Agency
Senior	1,138,771	8.3%	1,313,695	16.4%
Mezzanine	503,233	3.6%	532,572	6.7%
Interest-only securities	5,237	—%	6,163	0.1%
Total Non-Agency	1,647,241	11.9%	1,852,430	23.2%
Total	$13,808,642		$7,983,226

Prepayment speeds and volatility due to interest rates
Our Agency RMBS and MSR portfolios are subject to inherent prepayment risk. Generally, a decline in interest rates that leads to rising prepayment speeds will cause the market value of our interest-only securities and MSR to deteriorate, and our fixed coupon Agency pools to increase. The inverse relationship occurs when interest rates increase and prepayments slow. As previously discussed, despite the Federal Reserve raising rates in December 2015, the low interest rate environment is expected to persist in the near term. However, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, could cause prepayment speeds to increase on many RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio management approach, including our security selection process, positions us to respond to a variety of market scenarios, including an overall faster prepayment environment.
Although we are unable to predict the movement in interest rates in 2016 and beyond, our diversified portfolio management strategy is intended to generate attractive yields with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.
Our Agency RMBS are collateralized by pools of fixed-rate mortgage loans and hybrid adjustable-rate mortgage loans, or hybrid ARMs, which are mortgage loans that have interest rates that are fixed for an initial period and adjustable thereafter. Our Agency portfolio also includes securities with implicit or explicit prepayment protection, including lower loan balances (securities collateralized by loans of less than $175,000 in initial principal balance) and higher LTVs (securities collateralized by loans with LTVs greater than or equal to 80%). Our overall allocation of Agency RMBS and holdings of pools with specific characteristics are viewed in the context of our aggregate rates strategy, including MSR and related derivative hedging instruments. Additionally, the selection of securities with certain attributes is driven by the perceived relative value of the securities, which factors in the opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, Agency RMBS capital allocation reflects management’s opportunistic approach to investing in the marketplace.
The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	As of June 30, 2016
(dollars in thousands)	Principal/ Current Face	Carrying Value	% of Agency Portfolio	% Lower Balance/ Higher LTV	Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
3.0-3.5%	$6,683,888	$6,990,935	57.5%	—%	3.2%	$6,928,228	3
4.0-4.5%	3,536,575	3,900,447	32.1%	85.4%	4.2%	3,805,041	36
≥ 5%	512,648	584,992	4.8%	73.7%	5.5%	553,393	89
	10,733,111	11,476,374	94.4%	32.8%	3.6%	11,286,662	19
15-Year & Other Fixed	266,606	268,320	2.2%	0.1%	3.9%	243,581	102
Hybrid ARM	33,022	35,375	0.3%	—%	5.1%	34,853	148
Interest-only	2,886,944	229,300	1.9%	0.4%	2.1%	235,646	31
Agency Derivatives	834,866	152,032	1.2%	—%	6.0%	124,662	146
Total Agency RMBS	$14,754,549	$12,161,401	100.0%	30.9%		$11,925,404

	As of December 31, 2015
(dollars in thousands)	Principal/ Current Face	Carrying Value	% of Agency Portfolio	% Lower Balance/ Higher LTV	Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
4.0-4.5%	$3,979,110	$4,290,199	70.0%	81.2%	4.2%	$4,284,600	30
≥ 5%	561,874	632,954	10.3%	73.8%	5.5%	607,318	84
	4,540,984	4,923,153	80.3%	80.2%	4.4%	4,891,918	37
15-Year & Other Fixed	330,142	326,745	5.3%	3.2%	4.6%	315,557	116
Home equity conversion mortgages	365,986	386,489	6.3%	—%	4.5%	383,771	43
Hybrid ARM	101,836	108,596	1.8%	—%	3.6%	106,293	142
Interest-only	2,918,082	227,907	3.7%	0.4%	2.1%	232,299	29
Agency Derivatives	932,037	157,906	2.6%	—%	6.1%	139,859	140
Total Agency RMBS	$9,189,067	$6,130,796	100.0%	66.3%		$6,069,697

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
The following tables provide discount information on our non-Agency RMBS portfolio:

	As of June 30, 2016
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$1,547,844	$660,909	$207,446	$2,416,199
Unamortized discount
Designated credit reserve	(293,540)	(42,321)	—	(335,861)
Unamortized net discount	(373,030)	(165,503)	(202,572)	(741,105)
Amortized Cost	$881,274	$453,085	$4,874	$1,339,233

	As of December 31, 2015
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$1,801,283	$624,253	$229,845	$2,655,381
Unamortized discount
Designated credit reserve	(373,729)	(35,348)	—	(409,077)
Unamortized net discount	(383,816)	(98,729)	(224,476)	(707,021)
Amortized Cost	$1,043,738	$490,176	$5,369	$1,539,283

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
As of June 30, 2016, we had entered into repurchase agreements with 31 counterparties, 23 of which had outstanding balances at June 30, 2016, including three facilities that provide short-term financing for our residential mortgage loan and commercial real estate collateral with outstanding balances at June 30, 2016. In addition, we held both short- and long-term secured advances from the FHLB. As of June 30, 2016, we had a total consolidated debt-to-equity ratio of 4.9:1.0. The debt-to-equity ratio funding our RMBS AFS, residential mortgage loans held-for-sale, commercial real estate assets and Agency Derivatives only was 4.0:1.0. We believe the debt-to-equity ratio funding our RMBS AFS, residential mortgage loans held-for-sale, commercial real estate assets and Agency Derivatives is the most meaningful debt-to-equity measure as collateralized borrowings on residential mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity.
As of June 30, 2016, we had $692.2 million in cash and cash equivalents, approximately $190.5 million of unpledged Agency securities and derivatives and $40.8 million of unpledged non-Agency securities and retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP. As a result, we had an overall estimated unused borrowing capacity on our unpledged RMBS and retained interests of approximately $38.6 million. We also had approximately $23.2 million of unpledged prime nonconforming residential mortgage loans, $10.9 million of unpledged CSL, and $31.1 million of unpledged Ginnie Mae buyout residential mortgage loans, and an overall estimated unused borrowing capacity on unpledged residential mortgage loans held-for-sale of approximately $48.9 million. As of June 30, 2016, we had approximately $43.8 million of unpledged mezzanine commercial real estate loans and $83.2 million of unpledged commercial real estate first mortgages, and an overall estimated unused borrowing capacity on unpledged commercial real estate assets of approximately $84.7 million. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than if we carried higher leverage.
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

Summary of Results of Operations and Financial Condition
Our GAAP net loss was $17.0 million and $105.9 million ($(0.05) and $(0.30) per weighted share) for the three and six months ended June 30, 2016, as compared to GAAP net income of $221.5 million and $316.3 million ($0.60 and $0.86 per weighted share) for the three and six months ended June 30, 2015.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding Agency interest-only securities and GSE credit risk transfer securities, do not impact our GAAP net (loss) income or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” As a result of this fair value accounting through stockholders’ equity, we expect our net (loss) income to have less significant fluctuations and result in less U.S. GAAP to taxable income timing differences, than if the portfolio were accounted for as trading instruments. For the three and six months ended June 30, 2016, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $139.3 million and $160.6 million, respectively. This, combined with GAAP net loss of $17.0 million and $105.9 million, resulted in comprehensive income of $122.3 million and $54.7 million for the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2015, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $218.8 million and $224.8 million, respectively. This, combined with GAAP net income of $221.5 million and $316.3 million, resulted in comprehensive income of $2.7 million and $91.5 million for the three and six months ended June 30, 2015, respectively.
On June 16, 2016, we declared a cash dividend of $0.23 per share. Our book value per common share for U.S. GAAP purposes was $9.83 at June 30, 2016, a decrease from $10.11 book value per common share at December 31, 2015. During this six month period, we recognized comprehensive income of $54.7 million, but declared cash dividends of $159.9 million, which drove the overall decrease in book value.

The following tables present the components of our comprehensive income for the three and six months ended June 30, 2016 and 2015:

(in thousands, except share data)	Three Months Ended		Six Months Ended
Income Statement Data:	June 30,		June 30,
	2016	2015	2016	2015
Interest income:	(unaudited)		(unaudited)
Available-for-sale securities	$101,512	$118,129	$180,940	$253,654
Trading securities	—	3,981	—	8,676
Residential mortgage loans held-for-sale	4,960	7,518	12,162	11,789
Residential mortgage loans held-for-investment in securitization trusts	34,499	21,830	67,270	40,067
Commercial real estate assets	13,300	850	24,372	894
Cash and cash equivalents	505	221	795	418
Total interest income	154,776	152,529	285,539	315,498
Interest expense:
Repurchase agreements	22,697	19,398	38,726	39,963
Collateralized borrowings in securitization trusts	25,184	13,131	44,543	23,839
Federal Home Loan Bank advances	6,088	2,500	12,060	4,730
Total interest expense	53,969	35,029	95,329	68,532
Net interest income	100,807	117,500	190,210	246,966
Other-than-temporary impairment losses	(90)	(170)	(807)	(297)
Other (loss) income:
Gain on investment securities	8,331	69,932	37,805	199,389
(Loss) gain on interest rate swap and swaption agreements	(12,708)	44,952	(138,192)	(81,491)
Loss on other derivative instruments	(48,051)	(5,484)	(32,036)	(2,517)
Gain (loss) on residential mortgage loans held-for-sale	7,734	(6,832)	18,537	2,260
Servicing income	35,816	30,516	69,949	62,603
(Loss) gain on servicing asset	(76,535)	17,635	(177,975)	(34,768)
Other loss	(9,561)	(16,609)	(6,734)	(18,466)
Total other (loss) income	(94,974)	134,110	(228,646)	127,010
Expenses:
Management fees	11,837	12,686	23,881	25,407
Securitization deal costs	429	2,484	4,161	5,095
Servicing expenses	7,576	5,899	15,437	12,615
Other operating expenses	17,644	15,827	32,500	31,882
Total expenses	37,486	36,896	75,979	74,999
(Loss) income before income taxes	(31,743)	214,544	(115,222)	298,680
Benefit from income taxes	(14,762)	(6,957)	(9,311)	(17,614)
Net (loss) income	$(16,981)	$221,501	$(105,911)	$316,294
Basic and diluted (loss) earnings per weighted average common share	$(0.05)	$0.60	$(0.30)	$0.86
Dividends declared per common share	$0.23	$0.26	$0.46	$0.52
Basic and diluted weighted average number of shares of common stock outstanding	347,597,955	367,074,131	348,516,985	366,792,459

(in thousands)	Three Months Ended		Six Months Ended
Income Statement Data:	June 30,		June 30,
	2016	2015	2016	2015
Comprehensive income:	(unaudited)		(unaudited)
Net (loss) income	$(16,981)	$221,501	$(105,911)	$316,294
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	139,291	(218,826)	160,636	(224,757)
Other comprehensive income (loss)	139,291	(218,826)	160,636	(224,757)
Comprehensive income	$122,310	$2,675	$54,725	$91,537

(in thousands)	June 30, 2016	December 31, 2015
Balance Sheet Data:
	(unaudited)
Available-for-sale securities	$13,656,610	$7,825,320
Total assets	$20,740,438	$14,575,772
Repurchase agreements	$9,669,848	$5,008,274
Federal Home Loan Bank advances	$4,000,000	$3,785,000
Total stockholders’ equity	$3,418,068	$3,576,561

Results of Operations
The following analysis focuses on the results generated during the three and six months ended June 30, 2016 and 2015.
Interest Income and Average Portfolio Yield
The following tables present the components of interest income and average annualized net asset yield earned by investment type on our AFS securities, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts, commercial real estate assets and Agency Derivatives for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(dollars in thousands)	Average Balance (1)	Interest Income	Net Asset Yield	Average Balance (1)	Interest Income	Net Asset Yield
Available-for-sale securities	$11,681,062	$101,512	3.5%	$9,839,334	$180,940	3.7%
Trading securities	—	—	—%	—	—	—%
Residential mortgage loans held-for-sale	487,575	4,960	4.1%	596,256	12,162	4.1%
Residential mortgage loans held-for-investment in securitization trusts	3,580,071	34,499	3.9%	3,477,287	67,270	3.9%
Commercial real estate assets	852,579	13,300	6.2%	771,818	24,372	6.3%
	16,601,287	154,271	3.7%	14,684,695	284,744	3.9%
Agency derivatives (2)	126,822	5,478	17.3%	128,882	11,392	17.7%
Total	$16,728,109	$159,749	3.8%	$14,813,577	$296,136	4.0%

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(dollars in thousands)	Average Balance (1)	Interest Income	Net Asset Yield	Average Balance (1)	Interest Income	Net Asset Yield
Available-for-sale securities	$12,435,182	$118,129	3.8%	$12,926,307	$253,654	3.9%
Trading securities	1,996,767	3,981	0.8%	1,831,154	8,676	0.9%
Residential mortgage loans held-for-sale	839,611	7,518	3.6%	634,310	11,789	3.7%
Residential mortgage loans held-for-investment in securitization trusts	2,254,686	21,830	3.9%	2,065,134	40,067	3.9%
Commercial real estate assets	45,583	850	7.5%	24,427	894	7.3%
	17,571,829	152,308	3.5%	17,481,332	315,080	3.6%
Agency derivatives (2)	160,981	6,903	17.2%	162,943	15,088	18.5%
Total	$17,732,810	$159,211	3.6%	$17,644,275	$330,168	3.7%
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

Total interest income, including interest income on Agency Derivatives, increased slightly from $159.2 million for the three months ended June 30, 2015 to $159.7 million for the same period in 2016, while interest income decreased slightly from $330.2 million for the six months ended June 30, 2015 to $296.1 million for the same period in 2016, due primarily to sales of AFS securities, offset by the completion of multiple securitization transactions in 2015 and 2016, and the growth of the commercial real estate portfolio.
The decrease in net yields on AFS securities for the three and six months ended June 30, 2016, as compared to the same periods in 2015, was predominantly driven by purchases of Agency RMBS AFS, specifically generic and specified pools, with lower yields during the three and six months ended June 30, 2016. We did not recognize any interest income on trading securities during the three and six months ended June 30, 2016 as we sold our trading security position during 2015. The increase in net yields on residential mortgage loans held-for-sale for the three and six months ended June 30, 2016, as compared to the same periods in 2015, was due in part to the Ginnie Mae buyout residential mortgage loans held throughout the period that underwent successful modifications, returned to performing loans, and were redelivered to future Ginnie Mae pools. Yields on residential mortgage loans held-for-investment in securitization trusts for the three and six months ended June 30, 2016 were consistent with those for the same periods in 2015. The yield on commercial real estate assets for the three and six months ended June 30, 2015 represents interest income on one asset settled during the first quarter of 2015 which, as a result, is not comparable to the yield for the three and six months ended June 30, 2016. The slight increase in net yields on Agency Derivatives for the three months ended June 30, 2016, as compared to the same period in 2015, was predominantly driven by slower expectation of prepayments on these interest-only securities. The decrease in net yields on Agency Derivatives for the six months ended June 30, 2016, as compared to the same period in 2015, was driven by overall faster prepayments throughout the period.
The following tables present the components of the net yield earned by investment type on our RMBS AFS portfolio as a percentage of our average amortized cost of securities for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.0%	3.5%	3.9%	4.2%	3.5%	4.1%
Net (premium amortization) discount accretion	(1.1)%	4.6%	(0.4)%	(1.2)%	4.7%	(0.4)%
Net yield (2)	2.9%	8.1%	3.5%	2.9%	8.2%	3.7%

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.5%	3.3%	4.3%	4.5%	3.2%	4.3%
Net (premium amortization) discount accretion	(1.6)%	4.6%	(0.5)%	(1.4)%	4.7%	(0.4)%
Net yield (2)	2.9%	7.9%	3.8%	3.1%	7.9%	3.9%
____________________

(1)
Excludes Agency Derivatives. For the three and six months ended June 30, 2016, the average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.0% and 3.2%, respectively, compared to 3.1% and 3.3% for the same periods in 2015.

(2)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following tables provide the components of interest income and net asset yield by investment type on our RMBS AFS portfolio:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(dollars in thousands)	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Average amortized cost	$10,327,530	$1,353,532	$11,681,062	$8,462,512	$1,376,822	$9,839,334
Coupon interest	102,166	11,965	114,131	176,915	24,060	200,975
Net (premium amortization) discount accretion	(28,146)	15,527	(12,619)	(52,322)	32,287	(20,035)
Interest income	$74,020	$27,492	$101,512	$124,593	$56,347	$180,940
Net asset yield	2.9%	8.1%	3.5%	2.9%	8.2%	3.7%

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(dollars in thousands)	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Average amortized cost	$10,242,687	$2,192,495	$12,435,182	$10,676,950	$2,249,356	$12,926,306
Coupon interest	115,257	17,829	133,086	240,982	35,541	276,523
Net (premium amortization) discount accretion	(40,251)	25,294	(14,957)	(75,628)	52,759	(22,869)
Interest income	$75,006	$43,123	$118,129	$165,354	$88,300	$253,654
Net asset yield	2.9%	7.9%	3.8%	3.1%	7.9%	3.9%
____________________

(1)
Excludes Agency Derivatives. For the three and six months ended June 30, 2016, the average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.0% and 3.2%, respectively, compared to 3.1% and 3.3% for the same periods in 2015.

Net yields on Agency RMBS AFS for the three months ended June 30, 2016 were consistent with those for the same period in 2015. The decrease in net yields on Agency RMBS AFS for the six months ended June 30, 2016, as compared to the same period in 2015, was predominantly driven by purchases of Agency RMBS AFS, specifically generic and specified pools, with lower yields during the six months ended June 30, 2016. The increase in net yields on non-Agency RMBS for the three and six months ended June 30, 2016, as compared to the same periods in 2015, was due to the sale of certain securities that we believe had reached maximum value.

Interest Expense and the Cost of Funds
The following tables present the components of interest expense and average annualized cost of funds on borrowings incurred by investment type on our AFS securities, Agency Derivatives, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts and commercial real estate assets for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(dollars in thousands)	Average Balance (1)	Interest Expense	Cost of Funds (2)	Average Balance (1)	Interest Expense	Cost of Funds (2)
Available-for-sale securities
Agency (3)	$9,767,926	$17,126	0.7%	$8,018,172	$27,824	0.7%
Non-Agency	1,100,685	6,716	2.4%	1,122,495	13,275	2.4%
	10,868,611	23,842	0.9%	9,140,667	41,099	0.9%
Agency derivatives	111,165	422	1.5%	113,683	828	1.5%
Trading securities	—	—	—%	—	—	—%
Residential mortgage loans held-for-sale	327,678	632	0.8%	406,172	1,452	0.7%
Residential mortgage loans held-for-investment in securitization trusts (4)	3,519,242	26,553	3.0%	3,363,708	48,034	2.9%
Commercial real estate assets	536,703	2,520	1.9%	437,436	3,916	1.8%
Total	$15,363,399	$53,969	1.4%	$13,461,666	$95,329	1.4%

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(dollars in thousands)	Average Balance (1)	Interest Expense	Cost of Funds (2)	Average Balance (1)	Interest Expense	Cost of Funds (2)
Available-for-sale securities
Agency (3)	$9,819,649	$10,502	0.4%	$10,227,512	$21,345	0.4%
Non-Agency	1,850,870	8,759	1.9%	1,894,072	17,680	1.9%
	11,670,519	19,261	0.7%	12,121,584	39,025	0.6%
Agency derivatives	133,923	346	1.0%	134,563	683	1.0%
Trading securities	1,672,198	881	0.2%	1,835,364	1,727	0.2%
Residential mortgage loans held-for-sale	440,797	457	0.4%	424,593	900	0.4%
Residential mortgage loans held-for-investment in securitization trusts (4)	2,072,674	14,025	2.7%	1,887,402	26,138	2.8%
Commercial real estate assets	12,610	59	1.9%	6,340	59	1.9%
Total	$16,002,721	$35,029	0.9%	$16,409,846	$68,532	0.8%
____________________

(1)
Average balance represents average total repurchase agreements and FHLB advances on AFS securities, Agency Derivatives, trading securities, residential mortgage loans held-for-sale and commercial real estate assets, and average collateralized borrowings for residential mortgage loans held-for-investment in securitization trusts.

(2)
Cost of funds by investment type is based on the underlying investment type of the asset assigned as collateral. Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive income. For the three and six months ended June 30, 2016, our total average cost of funds on the assets assigned as collateral for repurchase agreements, FHLB advances and collateralized borrowings shown in the table above, including interest spread expense associated with interest rate swaps, was 1.6% and 1.7%, respectively, compared to 1.7% and 1.6% for the same periods in 2015.

(3)
Excludes Agency Derivatives. For the three and six months ended June 30, 2016, our average cost of funds on total Agency RMBS, including Agency Derivatives, was 0.7% and 0.7%, respectively, compared to 0.4% and 0.4% for the same periods in 2015.

(4)	Includes repurchase agreements and FHLB advances collateralized by retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

Total interest expense increased from $35.0 million and $68.5 million for the three and six months ended June 30, 2015 to$54.0 million and $95.3 million for the same periods in 2016, due primarily to increased interest expense on collateralized borrowings due to the completion of multiple securitization transactions in 2015 and 2016.
The increase in cost of funds associated with the financing of Agency RMBS AFS, non-Agency RMBS and Agency Derivatives for the three and six months ended June 30, 2016, as compared to the same periods in 2015, was the result of increases in the repurchase agreement borrowing rates offered by counterparties, which are generally based on a specified margin over one-month LIBOR. We did not recognize any interest expense on the financing of trading securities during the three and six months ended June 30, 2016 as we sold our trading securities position during 2015. The increase in cost of funds associated with the financing of residential mortgage loans held-for-sale for the three and six months ended June 30, 2016, as compared to the same periods in 2015, was the result of an increase in the borrowing rate offered by the FHLB. The increase in cost of funds associated with the financing of residential mortgage loans held-for-investment in securitization trusts for the three and six months ended June 30, 2016, as compared to the same periods in 2015, was primarily the result of the sale of and corresponding removal of FHLB financing on higher-rated retained interests from our on-balance sheet securitizations. The cost of funds on commercial real estate assets for the three and six months ended June 30, 2015 represents repurchase agreement financing interest expense on one asset started in May 2015 which, as a result, is not comparable to the cost of funds for the three and six months ended June 30, 2016.
Net Interest Income
The following tables present the components of net interest income and average annualized net interest rate spread earned by investment type on our AFS securities, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts, commercial real estate assets and Agency Derivatives for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(dollars in thousands)	Net Interest Income	Net Interest Rate Spread (1)	Net Interest Income	Net Interest Rate Spread (1)
Available-for-sale securities
Agency (2)	$56,894	2.2%	$96,769	2.2%
Non-Agency	20,776	5.7%	43,072	5.8%
	77,670	2.6%	139,841	2.8%
Agency derivatives (3)	5,056	15.8%	10,564	16.2%
Trading securities	—	—%	—	—%
Residential mortgage loans held-for-sale	4,328	3.3%	10,710	3.4%
Residential mortgage loans held-for-investment in securitization trusts (4)	7,946	0.9%	19,236	1.0%
Commercial real estate assets	10,780	4.3%	20,456	4.5%
Total	$105,780	2.4%	$200,807	2.6%

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(dollars in thousands)	Net Interest Income	Net Interest Rate Spread (1)	Net Interest Income	Net Interest Rate Spread (1)
Available-for-sale securities
Agency (2)	$64,504	2.5%	$144,009	2.7%
Non-Agency	34,364	6.0%	70,620	6.0%
	98,868	3.1%	214,629	3.3%
Agency derivatives (3)	6,557	16.2%	14,405	17.5%
Trading securities	3,100	0.6%	6,949	0.7%
Residential mortgage loans held-for-sale	7,061	3.2%	10,889	3.3%
Residential mortgage loans held-for-investment in securitization trusts (4)	7,805	1.2%	13,929	1.1%
Commercial real estate assets	791	5.6%	835	5.5%
Total	$124,182	2.7%	$261,636	2.9%
____________________

(1)
Net interest rate spread does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive income. For the three and six months ended June 30, 2016, our total average net interest rate spread on the assets shown in the table above, including interest spread expense associated with interest rate swaps, was 2.2% and 2.3%, respectively, compared to 1.9% and 2.1% for the same periods in 2015.

(2)
Excludes Agency Derivatives. For the three and six months ended June 30, 2016, our average annualized net interest rate spread on total Agency RMBS, including Agency Derivatives, was 2.3% and 2.5%, respectively, compared to 2.7% and 2.9% for the same periods in 2015.

(3)
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

The decrease in net interest rate spread on Agency RMBS AFS, non-Agency RMBS and Agency Derivatives for the three and six months ended June 30, 2016, as compared to the same periods in 2015, was generally driven by higher financing rates, as discussed above. We did not recognize any interest income or expense on trading securities during the three and six months ended June 30, 2016 as we sold our trading security position during 2015. The slight increase in net interest spread on residential mortgage loans held-for-sale for the three and six months ended June 30, 2016, as compared to the same periods in 2015, was driven by higher yields on Ginnie Mae residential mortgage loans, as discussed above. The decrease in net interest spread on our residential mortgage loans held-for-investment in securitization trusts for the three and six months ended June 30, 2016, as compared to the same periods in 2015, was the result of sales of higher-rated retained interests from our on-balance sheet securitizations. The net interest rate spread on commercial real estate assets for the three and six months ended June 30, 2015 represents interest income on one asset settled during the first quarter of 2015, net of interest expense on one repurchase agreement started in May 2015, which, as a result, is not comparable to the spreads for the three and six months ended June 30, 2016.
Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three and six months ended June 30, 2016 and 2015, we recognized $0.1 million and $0.8 million in OTTI losses, respectively. For the three and six months ended June 30, 2015, we recognized $0.2 million and $0.3 million in OTTI losses, respectively. For further information about evaluating AFS securities for OTTI, refer to Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements.

Gain on Investment Securities
During the three and six months ended June 30, 2016, we sold AFS securities for $1.5 billion and $3.8 billion with an amortized cost of $1.5 billion and $3.7 billion, for net realized gains of $9.9 million and $31.6 million, respectively. During the three and six months ended June 30, 2015, we sold AFS securities for $1.7 billion and $2.6 billion with an amortized cost of $1.6 billion and $2.4 billion, for net realized gains of $75.9 million and $193.3 million, respectively. We also sold trading securities for $2.0 billion with an amortized cost of $2.0 billion, resulting in realized gains of $7.4 million for both the three and six months ended June 30, 2015. We did not sell any trading securities during the three and six months ended June 30, 2016. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that we believe have higher risk-adjusted returns.
For the three and six months ended June 30, 2016, Agency interest-only mortgage-backed securities and GSE credit risk transfer securities experienced a change in unrealized losses of $1.5 million and a change in unrealized gains of $6.2 million, respectively. For the three and six months ended June 30, 2015, trading securities experienced a change in unrealized losses of $13.4 million and $1.4 million, respectively. We did not hold any trading securities during the three and six months ended June 30, 2016. The decrease in change in unrealized losses on trading securities for the three and six months ended June 30, 2016, as compared to the same periods in 2015, was driven by the sale of our trading security position during 2015.
(Loss) Gain on Interest Rate Swap and Swaption Agreements
For the three and six months ended June 30, 2016, we recognized $7.7 million and $13.8 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $14.8 billion and $14.9 billion notional, respectively, to economically hedge/mitigate interest rate exposure (or duration) risk associated with our investment portfolio and our short-term repurchase agreements and FHLB advances, and receiving either LIBOR interest or a fixed interest rate. For the three and six months ended June 30, 2015, we recognized $26.1 million and $53.7 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $16.7 billion and $17.5 billion notional, respectively, to economically hedge/mitigate interest rate exposure (or duration) risk associated with our investment portfolio and our short-term repurchase agreements and FHLB advances, and receiving either LIBOR interest or a fixed interest rate.
During the three and six months ended June 30, 2016, we terminated, had agreements mature or had options expire on 30 and 55 interest rate swap and swaption positions of $11.0 billion and $19.7 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $2.5 million and $2.0 million in full settlement of our net interest spread liability and recognized $55.1 million and $24.5 million in realized losses on the swaps and swaptions for the three and six months ended June 30, 2016, respectively, including early termination penalties. During the three and six months ended June 30, 2015, we terminated, had agreements mature or had options expire on 29 and 44 interest rate swap and swaption positions of $20.2 billion and $29.5 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $23.0 million and $27.6 million in full settlement of our net interest spread liability and recognized $74.9 million and $63.1 million in realized losses on the swaps and swaptions for the three and six months ended June 30, 2015, respectively, including early termination penalties. We elected to terminate certain swaps and swaptions during these periods to align with our investment portfolio.
Also included in our financial results for the three and six months ended June 30, 2016, was the recognition of a change in unrealized valuation gains of $50.1 million and losses of $99.9 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments, compared to a change in unrealized valuation gains of $146.0 million and $35.3 million for the same periods in 2015. The change in fair value of interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three and six months ended June 30, 2016 and 2015. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive income (loss), net of tax, or to gain on investment securities, in the case of Agency interest-only securities.

The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Net interest spread	$(7,656)	$(26,147)	$(13,846)	$(53,673)
Early termination, agreement maturation and option expiration losses	(55,116)	(74,851)	(24,487)	(63,076)
Change in unrealized gain (loss) on interest rate swap and swaption agreements, at fair value	50,064	145,950	(99,859)	35,258
(Loss) gain on interest rate swap and swaption agreements	$(12,708)	$44,952	$(138,192)	$(81,491)

Loss on Other Derivative Instruments
Included in our financial results for the three and six months ended June 30, 2016, was the recognition of $48.1 million and$32.0 million of losses, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs, put and call options for TBAs, Markit IOS total return swaps and inverse interest-only securities. Included within these results for the three and six months ended June 30, 2016, was the recognition of $5.5 million and $11.4 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $126.8 million and $128.9 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. As these derivative instruments are considered trading instruments, our financial results include both realized and unrealized gains (losses) associated with these instruments.
Included in our financial results for the three and six months ended June 30, 2015, was the recognition of $5.5 million and $2.5 million of losses, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs, short U.S. Treasuries, put and call options for TBAs and U.S. Treasuries, constant maturity swaps, Markit IOS total return swaps and inverse interest-only securities. Included within these results for the three and six months ended June 30, 2015, was the recognition of $6.9 million and $15.1 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $161.0 million and $162.9 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. Since our derivative instruments are generally used for purposes of hedging our interest rate and credit risk exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our RMBS AFS and residential mortgage loan portfolios.
Gain (Loss) on Residential Mortgage Loans Held-for-Sale
For the three and six months ended June 30, 2016, we recorded gains of $7.7 million and $18.5 million, respectively, on residential mortgage loans held-for-sale. Included within these results was the recognition of gains of $6.8 million and $16.2 million, respectively, on residential mortgage loans held-for-sale and gains of $1.0 million and $2.3 million on commitments to purchase residential mortgage loans held-for-sale for the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2015, we recorded losses of $6.8 million and gains of $2.3 million, respectively, on residential mortgage loans held-for-sale. Included within these results was the recognition of losses of $1.7 million and gains of $6.4 million, respectively, on residential mortgage loans held-for-sale and losses of $5.1 million and $4.2 million on commitments to purchase residential mortgage loans held-for-sale for the three and six months ended June 30, 2015, respectively. The increase in gain on residential mortgage loans held-for-sale during the three and six months ended June 30, 2016, as compared to the same periods in 2015, was generally due to realized gains on the redelivery of Ginnie Mae buyout residential mortgage loans to future Ginnie Mae pools.
Servicing Income
For the three and six months ended June 30, 2016, we recognized total servicing income of $35.8 million and $69.9 million, respectively. These amounts include servicing fee income of $34.4 million and $67.5 million, ancillary fee income of $0.5 million and $1.0 million, and float income of $0.9 million and $1.4 million, respectively. For the three and six months ended June 30, 2015, we recognized total servicing income of $30.5 million and $62.6 million, respectively. These amounts include servicing fee income of $29.6 million and $60.8 million, ancillary fee income of $0.6 million and $1.1 million, and float income of $0.4 million and $0.7 million, respectively. The increase in servicing income for the three and six months ended June 30, 2016, as compared to the same periods in 2015, was the result of an increase in the size of our MSR portfolio.

(Loss) Gain on Servicing Asset
For the three and six months ended June 30, 2016, loss on servicing asset of $76.5 million and $178.0 million, respectively, includes a decrease in fair value of MSR due to realization of cash flows (runoff) of $17.5 million and $34.5 million, respectively, and a decrease in fair value of MSR due to changes in valuation inputs or assumptions of $59.1 million and $143.4 million, respectively. For the three and six months ended June 30, 2015, gain on servicing asset of $17.6 million and loss on servicing asset $34.8 million, respectively, includes a decrease in fair value of MSR due to realization of cash flows (runoff) of $6.4 million and $20.6 million, respectively, and an increase in fair value of MSR due to changes in valuation inputs or assumptions of $24.0 million and a decrease in fair value of MSR due to changes in valuation inputs or assumptions of $14.1 million, respectively. The increase in loss on servicing asset for the three and six months ended June 30, 2016, as compared to the same periods in 2015, was the result of increased prepayment speeds.
Other Loss
For the three and six months ended June 30, 2016, we recorded other loss of $9.6 million and $6.7 million, which includes $15.6 million and $39.1 million in gains on residential mortgage loans held-for-investment in securitization trusts and $26.5 million and $48.5 million in losses, respectively, on collateralized borrowings in securitization trusts. Also included in other income for the three and six months ended June 30, 2016 was other mortgage loan revenue of $0.1 million for both respective periods and dividend income on our FHLB stock of $1.4 million and $2.7 million, respectively. For the three and six months ended June 30, 2015, we recorded other loss of $16.6 million and $18.5 million, which includes $49.1 million in losses on residential mortgage loans held-for-investment in securitization trusts for both respective periods and $31.5 million and $28.6 million in gains, respectively, on collateralized borrowings in securitization trusts. Also included in other loss for the three and six months ended June 30, 2015 was other mortgage loan revenue of $0.1 million and $0.3 million and dividend income on our FHLB stock of $0.9 million and $1.7 million, respectively. The decrease in other loss for the three and six months ended June 30, 2016, as compared to the same periods in 2015, was due in part to the sale of retained interests from our on-balance sheet securitizations during the three and six months ended June 30, 2016.
Management Fees
We incurred management fees of $11.8 million and $23.9 million for the three and six months ended June 30, 2016 and $12.7 million and $25.4 million for the three and six months ended June 30, 2015, respectively, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement. See further discussion of the management fee calculation in Note 22 - Related Party Transactions of the notes to the condensed consolidated financial statements.
Securitization Deal Costs
For the three and six months ended June 30, 2016, we recognized $0.4 million and $4.2 million, respectively, in upfront costs related to the sponsoring of securitization trusts, compared to $2.5 million and $5.1 million for the same periods in 2015. These costs are included when evaluating the economics of a securitization; however, the election of the fair value option for the assets and liabilities held in the securitization trusts requires the expense to be recognized upfront on the condensed consolidated statements of comprehensive income. Changes in securitization deal costs are directly related to the number and size of securitization trusts sponsored by either third parties or our subsidiaries during the respective periods.
Servicing Expenses
For the three and six months ended June 30, 2016, we recognized $7.6 million and $15.4 million, respectively, in servicing expenses generally related to the subservicing of residential mortgage loans held-for-sale and MSR, compared to $5.9 million and $12.6 million for the same periods in 2015. Included in servicing expenses for the three and six months ended June 30, 2016 was MSR representation and warranty reserve expense of $0.4 million and $0.9 million, respectively, compared to a decrease in the MSR representation and warranty reserve of $0.9 million and $0.8 million for the same periods in 2015. The increase in servicing expenses during the three and six months ended June 30, 2016, as compared to the same periods in 2015, was the result of an increase in the size of our MSR portfolio and an increase in the MSR representation and warranty reserve.
Other Operating Expenses
For the three and six months ended June 30, 2016, we recognized $17.6 million and $32.5 million of other operating expenses, which represents an annualized expense ratio of 2.1% and 1.9% of average equity, respectively. For the three and six months ended June 30, 2015, we recognized $15.8 million and $31.9 million of other operating expenses, which represents an annualized expense ratio of 1.6% of average equity for both respective periods. The increase of our operating expense ratio resulted primarily from a decrease in our average equity balance due to share repurchases in 2015 and 2016.

Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three and six months ended June 30, 2016, these direct and allocated costs totaled approximately $6.0 million and $12.8 million, respectively, compared to $5.4 million and $10.1 million for the same periods in 2015. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer and general counsel of $0.2 million and $1.4 million for the three and six months ended June 30, 2016 and $0.2 million and $1.3 million for the three and six months ended June 30, 2015, respectively. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement; we do not reimburse PRCM Advisers for any expenses related to the compensation of our chief executive officer or chief investment officer. Equity based compensation expense for the three and six months ended June 30, 2016 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Company’s Second Restated 2009 Equity Incentive Plan, or the Plan (see discussion in Note 19 - Equity Incentive Plan), including our chief executive officer, chief investment officer, principal financial officer and general counsel of $2.4 million and $4.0 million, compared to $1.1 million and $2.6 million for the three and six months ended June 30, 2015, respectively.
We have direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services and proprietary technology, but most of our expenses with third-party vendors are paid directly by us.
Income Taxes
During the three and six months ended June 30, 2016, our TRSs recognized a benefit from income taxes of $14.8 million and $9.3 million, respectively, which was primarily due to losses incurred on MSR and derivative instruments held in the Company’s TRSs. During the three and six months ended June 30, 2015, our TRSs recognized a benefit from income taxes of $7.0 million and $17.6 million, respectively, which was primarily due to losses incurred on derivative instruments held in the Company’s TRSs. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.

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
The table below summarizes certain characteristics of our Agency RMBS AFS securities at June 30, 2016:

	June 30, 2016
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$10,999,717	$530,526	$11,530,243	$219,462	$(5,011)	$11,744,694	3.65%	$105.31
Hybrid ARM	33,022	1,831	34,853	864	(342)	35,375	5.05%	$108.35
Total P&I Securities	11,032,739	532,357	11,565,096	220,326	(5,353)	11,780,069	3.65%	$105.31
Interest-only securities
Fixed	380,073	(329,253)	50,820	985	(3,922)	47,883	3.95%	$15.84
Fixed Other (1)	2,506,871	(2,322,045)	184,826	13,083	(16,492)	181,417	1.63%	$9.17
Total	$13,919,683	$(2,118,941)	$11,800,742	$234,394	$(25,767)	$12,009,369
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

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of June 30, 2016, on an annualized basis, was 8.5%.
The following table summarizes the number of months until the next reset for our floating or adjustable rate Agency RMBS AFS mortgage portfolio at June 30, 2016:

(in thousands)	June 30, 2016
0-12 months	$35,029
13-36 months	346
Total	$35,375

Non-Agency RMBS
Our non-Agency RMBS portfolio is comprised of senior and mezzanine tranches of mortgage-backed securities, and excludes the retained interests from our on-balance sheet securitizations, as they are eliminated in consolidation in accordance with U.S. GAAP. The following table provides investment information on our non-Agency RMBS as of June 30, 2016:

	As of June 30, 2016
(in thousands)	Principal/current face	Accretable purchase discount	Credit reserve purchase discount	Amortized cost	Unrealized gain	Unrealized loss	Carrying value
Principal and interest securities:
Senior	$1,547,844	$(373,030)	$(293,540)	$881,274	$263,959	$(6,462)	$1,138,771
Mezzanine	660,909	(165,503)	(42,321)	453,085	51,519	(1,371)	503,233
Total P&I Securities	2,208,753	(538,533)	(335,861)	1,334,359	315,478	(7,833)	1,642,004
Interest-only securities	207,446	(202,572)	—	4,874	413	(50)	5,237
Total	$2,416,199	$(741,105)	$(335,861)	$1,339,233	$315,891	$(7,883)	$1,647,241

The majority of our non-Agency RMBS were rated at June 30, 2016. Note that credit ratings are based on the par value of the non-Agency RMBS, whereas the distressed non-Agency RMBS assets in our portfolio were acquired at heavily discounted prices. The following table summarizes the credit ratings of our non-Agency RMBS portfolio, based on the Bloomberg Index Rating, a composite of each of the four major credit rating agencies (i.e., DBRS Ltd., Moody’s Investors Services, Inc., Standard & Poor’s Corporation and Fitch, Inc.), as of June 30, 2016:

June 30, 2016
AAA	—%
AA	—%
A	0.1%
BBB	2.7%
BB	1.5%
B	4.4%
Below B	76.6%
Not rated	14.7%
Total	100.0%

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
As a result of these portfolio changes, our designated credit reserve as a percentage of total discount and total face value has decreased (as disclosed in Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements). When focused on principal and interest securities, from June 30, 2015 to June 30, 2016, our designated credit reserve as a percentage of total discount decreased from 53.7% to 38.4% and our designated credit reserve as a percentage of total face value decreased from 19.3% to 15.2%.
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
The following tables present certain information by investment type and, if applicable, their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at June 30, 2016:

	At June 30, 2016
Non-Agency Principal and Interest (P&I) RMBS	Senior	Mezzanine	Total P&I RMBS
Carrying Value (in thousands)	$1,138,771	$503,233	$1,642,004
% of Non-Agency Portfolio	69.4%	30.6%	100.0%
Average Purchase Price (1)	$54.07	$68.89	$58.61
Average Coupon	3.0%	2.3%	2.8%
Average Fixed Coupon	5.5%	3.7%	4.8%
Average Floating Coupon	2.6%	2.0%	2.5%
Average Hybrid Coupon	5.2%	—%	5.2%
Collateral Attributes
Average Loan Age (months)	117	121	118
Average Loan Size (in thousands)	$363	$318	$352
Average Original Loan-to-Value	71.0%	69.3%	70.6%
Average Original FICO (2)	635	659	641
Current Performance
60+ day delinquencies	26.4%	19.2%	24.7%
Average Credit Enhancement (3)	10.1%	19.7%	12.4%
3-Month CPR (4)	4.9%	9.7%	6.1%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total non-Agency RMBS, excluding our non-Agency interest-only portfolio, would be $49.94, $65.66, and $54.64, respectively, at June 30, 2016.

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

	June 30, 2016
(dollars in thousands)	Senior		Mezzanine		Total P&I RMBS
Collateral Type	Carrying Value	% of Senior Portfolio	Carrying Value	% of Mezzanine Portfolio	Carrying Value	% of Non-Agency Portfolio
Prime	$76,501	6.7%	$17,866	3.6%	$94,367	5.8%
Alt-A	55,479	4.9%	32,950	6.5%	88,429	5.4%
POA	112,695	9.9%	35,852	7.1%	148,547	9.0%
Subprime	881,490	77.4%	237,980	47.3%	1,119,470	68.2%
Other	12,606	1.1%	178,585	35.5%	191,191	11.6%
Total	$1,138,771	100.0%	$503,233	100.0%	$1,642,004	100.0%

	June 30, 2016
(dollars in thousands)	Senior		Mezzanine		Total P&I RMBS
Coupon Type	Carrying Value	% of Senior Portfolio	Carrying Value	% of Mezzanine Portfolio	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$137,634	12.1%	$93,629	18.6%	$231,263	14.1%
Hybrid or Floating	1,001,137	87.9%	409,604	81.4%	1,410,741	85.9%
Total	$1,138,771	100.0%	$503,233	100.0%	$1,642,004	100.0%

	June 30, 2016
(dollars in thousands)	Senior		Mezzanine		Total P&I RMBS
Origination Year	Carrying Value	% of Senior Portfolio	Carrying Value	% of Mezzanine Portfolio	Carrying Value	% of Non-Agency Portfolio
2006 and Thereafter	$971,857	85.3%	$256,551	51.0%	$1,228,408	74.8%
2002-2005	162,752	14.3%	246,522	49.0%	409,274	24.9%
Pre-2002	4,162	0.4%	160	—%	4,322	0.3%
Total	$1,138,771	100.0%	$503,233	100.0%	$1,642,004	100.0%

Trading Securities, at Fair Value
From time to time, we hold U.S. Treasuries in a TRS and classify these securities as trading instruments due to short-term investment objectives. We did not have any trading securities on our consolidated balance sheet as of June 30, 2016.
Residential Mortgage Loans Held-for-Sale, at Fair Value
As of June 30, 2016, we held prime nonconforming residential mortgage loans with a carrying value of $542.7 million and had outstanding commitments to purchase $636.5 million of residential mortgage loans, subject to fallout if the loans do not close. In July 2016, we announced a plan to discontinue our mortgage loan conduit and securitization business. The wind down process is scheduled to be substantially completed by the end of 2016, during which time we expect to complete one or more securitization transactions backed by mortgage loans previously acquired or committed to acquire, or sell such loans through one or more whole loan sales.
In 2013, we acquired a portfolio of CSL, which are loans that were performing, but with respect to which the borrower had previously experienced payment delinquencies and is more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default than on newly originated residential mortgage loans. We subsequently sold substantially all of our CSL portfolio during the first quarter of 2014. As of June 30, 2016, we had CSL with a carrying value of $10.9 million remaining.
Additionally, as the owner of MSR on loans from securitizations guaranteed by Ginnie Mae, we are obligated to purchase these loans from time to time in order to complete modifications on the mortgage loans or to convey foreclosed properties to HUD. We also have the option to buy out delinquent mortgages in order to better control loss mitigation activities. As of June 30, 2016, we held Ginnie Mae buyout residential mortgage loans with a carrying value of $55.4 million.

The following table presents our residential mortgage loans held-for-sale portfolio by loan type as of June 30, 2016:

	June 30, 2016
(in thousands)	Unpaid Principal Balance	Fair Value - Purchase Price	Fair Value - Unrealized	Carrying Value
Prime nonconforming residential mortgage loans	$525,654	$10,983	$6,054	$542,691
Credit sensitive residential mortgage loans	18,433	(5,575)	(1,933)	10,925
Ginnie Mae buyout residential mortgage loans	58,767	(2,514)	(809)	55,444
Residential mortgage loans held-for-sale	$602,854	$2,894	$3,312	$609,060

Residential Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
We purchase subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or our subsidiaries. The underlying residential mortgage loans held by the trusts, which are consolidated on our condensed consolidated balance sheets, are classified as residential mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the condensed consolidated financial statements for additional information regarding consolidation of the securitization trusts. As of June 30, 2016, residential mortgage loans held-for-investment in securitization trusts had a carrying value of $3.4 billion.
Commercial Real Estate Assets
We originate and purchase commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as commercial real estate assets on the condensed consolidated balance sheets. Additionally, we are the sole certificate holder of a trust entity that holds a commercial real estate loan. The underlying loan held by the trust is consolidated on our condensed consolidated balance sheets and classified as commercial real estate assets. See Note 3 - Variable Interest Entities to the condensed consolidated financial statements for additional information regarding consolidation of the trust. Commercial real estate assets are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the loans are deemed impaired. As of June 30, 2016, our commercial real estate assets were comprised of 24 first mortgage and mezzanine commercial real estate loans with a carrying value of $926.4 million.
Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae, Freddie Mac and Ginnie Mae to own and manage MSR, which represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with fully licensed subservicers to handle substantially all servicing functions for the loans underlying our MSR. As of June 30, 2016, our MSR had a fair market value of $427.8 million.
As of June 30, 2016, our MSR portfolio included MSR on 271,122 loans with an unpaid principal balance of approximately $55.6 billion. The following table summarizes certain characteristics of the loans underlying our MSR at June 30, 2016:

	At June 30, 2016
	Government FHA (1)	Government VA/USDA (1)	Conventional (2)	Total
Unpaid principal balance (in thousands)	$6,743,124	$2,299,912	$46,578,999	$55,622,035
Number of loans	48,543	12,770	209,809	271,122
Average Coupon	4.4%	3.9%	3.9%	3.9%
Average Loan Age (months)	63	51	29	34
Average Loan Size (in thousands)	$139	$180	$222	$205
Average Original Loan-to-Value	92.2%	96.0%	71.3%	74.9%
Average Original FICO	698	719	759	750
60+ day delinquencies	4.6%	2.8%	0.2%	0.9%
3-Month CPR	17.7%	20.3%	13.9%	14.7%
____________________

(1)	Includes loans issued by Ginnie Mae.

(2)	Includes loans issued by Fannie Mae, Freddie Mac or private investors.

Repurchase Agreements and Federal Home Loan Bank of Des Moines Advances
Our borrowings consist primarily of repurchase agreements and FHLB advances collateralized by our pledge of AFS securities, derivative instruments, residential mortgage loans, commercial real estate assets and certain cash balances. Substantially all of our Agency RMBS AFS are currently pledged as collateral, and the majority of our non-Agency RMBS and residential mortgage loans have been pledged, either through repurchase agreements or FHLB advances. As of June 30, 2016, the debt-to-equity ratio funding our RMBS AFS, residential mortgage loans held-for-sale, commercial real estate assets and Agency Derivatives only was 4.0:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
At June 30, 2016, repurchase agreements and FHLB advances had the following characteristics:

(dollars in thousands)	June 30, 2016
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$11,135,087	0.70%	5.5%
Non-Agency RMBS (1)	1,378,839	2.23%	29.2%
Agency Derivatives	109,976	1.51%	26.6%
Residential mortgage loans held-for-sale	429,796	0.73%	21.9%
Commercial real estate assets	616,150	1.59%	22.5%
Total	$13,669,848	0.90%	9.3%
____________________

(1)	Includes repurchase agreements and FHLB advances collateralized by retained interests from our on-balance sheet securitizations which are eliminated in consolidation in accordance with U.S. GAAP.

As of June 30, 2016, we had outstanding $9.7 billion of repurchase agreements, and the term to maturity ranged from one day to over 31 months. Repurchase agreements had a weighted average borrowing rate of 1.0% and weighted average remaining maturities of 75 days as of June 30, 2016.
As of June 30, 2016, we had outstanding $4.0 billion of FHLB advances. As of June 30, 2016, the weighted average term to maturity of our FHLB advances was 152 months, ranging from approximately seven months to over 19 years. The weighted average cost of funds for our advances was 0.63% at June 30, 2016.
The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of repurchase agreements and FHLB advances (total borrowings) for the three months ended June 30, 2016, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average (1)	End of Period Balance (1)	Maximum Balance of Any Month-End (1)	Total Borrowings to Equity Ratio
For the Three Months Ended June 30, 2016	$12,303,996	$13,669,848	$13,669,848	4.0	:1.0
For the Three Months Ended March 31, 2016	$9,292,057	$10,189,852	$10,189,852	3.0	:1.0
For the Three Months Ended December 31, 2015	$9,601,484	$8,793,274	$10,091,255	2.5	:1.0
For the Three Months Ended September 30, 2015	$12,480,799	$11,692,928	$12,701,289	3.1	:1.0
For the Three Months Ended June 30, 2015	$12,809,115	$12,422,803	$12,763,673	3.1	:1.0
____________________

(1)
Includes repurchase agreements and FHLB advances collateralized by RMBS AFS, residential mortgage loans held-for-sale, commercial real estate assets and Agency Derivatives and excludes repurchase agreements collateralized by U.S. Treasuries and collateralized borrowings in securitization trusts.

Collateralized Borrowings in Securitization Trusts, at Fair Value
We purchase subordinated debt and excess servicing rights from securitization trusts sponsored by either third parties or our subsidiaries. The underlying debt held by the trusts, which are consolidated on our condensed consolidated balance sheets, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the condensed consolidated financial statements for additional information regarding consolidation of the securitization trusts. As of June 30, 2016, collateralized borrowings in securitization trusts had a carrying value of $3.1 billion with a weighted average interest rate of 3.4%. The stated maturity dates for all collateralized borrowings were greater than five years from June 30, 2016.
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
The following table presents the carrying value and coupon of our net economic interests in consolidated securitization trusts and certain attributes of the underlying collateral as of June 30, 2016:

June 30, 2016
Carrying Value (in thousands)	$330,884
Average Coupon	2.7%
Collateral Attributes
Average Loan Age (months)	24
Average Loan Size (in thousands)	$815
Average Original Loan-to-Value	65.5%
Average Original FICO	772
Current Performance
60+ day delinquencies	0.01%

The following table summarizes the carrying values and credit ratings of our net economic interests in consolidated securitization trusts, based on a composite of credit ratings received from DBRS Ltd., Standard & Poor’s Corporation and/or Fitch, Inc. upon issuance of the securities, as of June 30, 2016:

	June 30, 2016
(dollars in thousands)	Carrying Value	% of Retained Portfolio
AAA	$57,121	17.3%
AA	37,542	11.3%
A	31,134	9.4%
BBB	41,241	12.5%
BB	31,417	9.5%
B	—	—%
Below B	—	—%
Not rated	132,429	40.0%
Total	$330,884	100.0%

Equity
As of June 30, 2016, our stockholders’ equity was $3.4 billion and our book value per share was $9.83. As of March 31, 2016, our stockholders’ equity was $3.4 billion and our book value per share was $9.70.
The following table provides details of our changes in stockholders’ equity from March 31, 2016 to June 30, 2016:

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Book Value Per Share
Stockholders' equity at March 31, 2016	$3,370.7	347.6	$9.70
Reconciliation of non-GAAP measures to GAAP net loss and Comprehensive income:
Core Earnings, net of tax benefit of $2.0 million ⁽¹⁾	76.2
Realized gains and losses, net of tax benefit of $8.4 million	(39.3)
Unrealized mark-to-market gains and losses, net of tax benefit of $4.3 million	(53.9)
GAAP net loss	(17.0)
Other comprehensive income, net of tax	139.3
Comprehensive income	122.3
Dividend declaration	(79.9)
Other	4.9	—
Balance before capital transactions	3,418.0	347.6
Repurchase of common stock	—	—
Issuance of common stock, net of offering costs	0.1	—
Stockholders' equity at June 30, 2016	$3,418.1	347.6	$9.83
____________________

(1)
Core Earnings is a non-U.S. GAAP measure that we define as Comprehensive Income, excluding “realized gains and losses” (impairment losses, realized gains or losses on the aggregate portfolio, amortization of business combination intangible assets, reserve expense for representation and warranty obligations on MSR and certain upfront costs related to securitization transactions) and “unrealized mark-to-market gains and losses” (unrealized gains and losses on the aggregate portfolio). As defined, Core Earnings includes interest income or expense and premium income or loss on derivative instruments and servicing income, net of estimated amortization on MSR. Core Earnings is provided for purposes of comparability to other peer issuers.

Share Repurchase Program
As of December 31, 2015, our share repurchase program allowed for the repurchase of up to 25,000,000 shares of our common stock. During the three and six months ended June 30, 2016, our board of directors authorized an increase of 50,000,000 shares, for up to a total of 75,000,000 shares authorized under the program. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of June 30, 2016, a total of 24,135,000 shares had been repurchased under the program for an aggregate cost of $200.4 million; of these, 8,020,000 shares were repurchased for a total cost of $61.3 million during the six months ended June 30, 2016. We did not repurchase shares during the three months ended June 30, 2016.

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

To the extent that we raise additional equity capital through capital market transactions, we anticipate using cash proceeds from such transactions to purchase additional RMBS, MSR, commercial real estate assets and other target assets and for other general corporate purposes.
As of June 30, 2016, we held $692.2 million in cash and cash equivalents available to support our operations; $19.3 billion of AFS securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts, commercial real estate assets, MSR and derivative assets held at fair value; and $16.8 billion of outstanding debt in the form of repurchase agreements, FHLB advances and collateralized borrowings in securitization trusts. During the three months ended June 30, 2016, our total consolidated debt-to-equity ratio increased from 3.9:1.0 to 4.9:1.0. The debt-to-equity ratio funding our AFS securities, residential mortgage loans held-for-sale, commercial real estate assets and Agency Derivatives only also increased from 3.0:1.0 to 4.0:1.0 predominantly driven by the purchase of and increased financing on Agency RMBS and commercial real estate assets. We believe the debt-to-equity ratio funding our AFS securities, residential mortgage loans held-for-sale, commercial real estate assets and Agency Derivatives is the most meaningful debt-to-equity measure as collateralized borrowings on residential mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity.
As of June 30, 2016, we had approximately $190.5 million of unpledged Agency RMBS AFS and Agency Derivatives and $40.8 million of unpledged non-Agency securities and retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP. As a result, we had an overall estimated unused borrowing capacity on unpledged RMBS and retained interests of approximately $38.6 million. We also had approximately $23.2 million of unpledged prime nonconforming residential mortgage loans, $10.9 million of unpledged CSL and $31.1 million of unpledged Ginnie Mae buyout residential mortgage loans, and an overall estimated unused borrowing capacity on unpledged residential mortgage loans held-for-sale of approximately $48.9 million. As of June 30, 2016, we had approximately $43.8 million of unpledged mezzanine commercial real estate loans and $83.2 million of unpledged commercial real estate first mortgages, and an overall estimated unused borrowing capacity on unpledged commercial real estate assets of approximately $84.7 million. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the six months ended June 30, 2016, we did not experience any restrictions to our funding sources, although balance sheet capacity of counterparties tightened due to compliance with the Basel III regulatory capital reform rules as well as management of perceived risk in the volatile interest rate environment. We expect ongoing sources of financing to be primarily repurchase agreements, FHLB advances and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of June 30, 2016, we had master repurchase agreements in place with 31 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate further counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

The following table summarizes our repurchase agreements and counterparty geographical concentration at June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$4,899,619	$828,897	66.2%	$3,381,616	$693,667	67.0%
Europe (2)	3,344,217	328,739	26.2%	1,125,944	303,206	29.3%
Asia (2)	1,426,012	95,215	7.6%	500,714	38,912	3.7%
Total	$9,669,848	$1,252,851	100.0%	$5,008,274	$1,035,785	100.0%
____________________

(1)
Represents the net carrying value of the securities, residential mortgage loans held-for-sale and commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases of $1.2 billion as of June 30, 2016 are not included in the amounts presented above. We did not have any such payables as of December 31, 2015.

(2)	Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

In addition to our master repurchase agreements to fund our RMBS and commercial real estate assets, we have three facilities that provide short-term financing for our residential mortgage loans held-for-sale and other commercial real estate assets. An overview of the facilities is presented in the table below:

(dollars in thousands)
As of June 30, 2016
Expiration Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
September 30, 2016	No	$22,153	$27,847	$50,000	Residential mortgage loans held-for-sale
December 3, 2017	No	$102,435	$147,565	$250,000	Commercial real estate assets
February 18, 2019	No	$104,593	$145,407	$250,000	Commercial real estate assets
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

Our wholly owned subsidiary, TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of June 30, 2016, TH Insurance had $4.0 billion in outstanding secured advances with a weighted average borrowing rate of 0.63%, and had no additional uncommitted capacity to borrow. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of June 30, 2016:

•
Total indebtedness to net worth must be less than the specified threshold ratio in the repurchase agreement. As of June 30, 2016, our debt to net worth, as defined, was 5.0:1.0 while our threshold ratio, as defined, was 5.6:1.0.

•
Liquidity must be greater than the sum of 1.5% of indebtedness related to Agency securities and 5.0% of total indebtedness, excluding indebtedness related to Agency securities. As of June 30, 2016, this sum was $289.9 million while our liquidity, as defined, was $1.3 billion.

•
Net worth must be greater than the sum of $1.75 billion plus 40% of the aggregate net cash proceeds of any additional equity issuances made and capital contributions received. As of June 30, 2016, our net worth, as defined, was $3.4 billion.

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

(in thousands)	June 30, 2016	December 31, 2015
Available-for-sale securities, at fair value	$13,453,532	$7,767,074
Residential mortgage loans held-for-sale, at fair value	543,779	745,454
Commercial real estate assets	799,368	361,130
Net economic interests in consolidated securitization trusts (1)	302,670	1,138,312
Cash and cash equivalents	12,624	15,000
Restricted cash	64,241	119,310
Due from counterparties	9,362	10,211
Derivative assets, at fair value	152,017	157,879
Total	$15,337,593	$10,314,370
____________________

(1)	Includes the retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

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

The following table provides the maturities of our repurchase agreements and FHLB advances as of June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016	December 31, 2015
Within 30 days	$3,824,736	$2,689,363
30 to 59 days	1,556,013	1,739,237
60 to 89 days	1,533,391	161,449
90 to 119 days	1,075,158	175,486
120 to 364 days	2,124,760	242,739
One to three years	1,022,052	651,238
Three to five years	—	815,024
Five to ten years	—	—
Ten years and over	2,533,738	2,318,738
Total	$13,669,848	$8,793,274

For the three months ended June 30, 2016, our unrestricted cash balance decreased approximately $62.6 million to $692.2 million at June 30, 2016. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the three months ended June 30, 2016, operating activities decreased our cash balances by approximately $112.8 million, primarily driven by purchases of residential mortgage loans held-for-sale.

•
Cash flows from investing activities. For the three months ended June 30, 2016, investing activities decreased our cash balances by approximately $3.6 billion, primarily driven by purchases, net of sales, of AFS securities.

•
Cash flows from financing activities. For the three months ended June 30, 2016, financing activities increased our cash balance by approximately $3.7 billion, primarily driven by proceeds from repurchase agreements due to purchases of AFS securities and net proceeds from sales of retained interests from our on-balance sheet securitizations.

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

We may utilize U.S. Treasuries as well as derivative financial instruments, which during the six months ended June 30, 2016 were limited to interest rate swaps, swaptions, TBAs, put and call options for TBAs and Markit IOS total return swaps and, to a certain extent, inverse interest-only securities, to hedge the interest rate risk associated with our portfolio. In addition, because MSR are negative duration assets, they provide a natural hedge to interest rate exposure on our RMBS portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We implement part of our hedging strategy through our TRSs, which are subject to U.S. federal, state and, if applicable, local income tax.
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
Our adjustable-rate residential mortgage loans held-for-sale are typically subject to periodic and lifetime interest rate caps and floors, which may limit the amount by which the loan’s interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements are not subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation, while the interest-rate yields on our adjustable-rate residential mortgage loans held-for-sale could effectively be limited by caps.
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

The following table provides the indices of our variable rate RMBS AFS, residential mortgage loans held-for-sale and commercial real estate assets of June 30, 2016 and December 31, 2015, respectively, based on carrying value (dollars in thousands).

	As of June 30, 2016				As of December 31, 2015
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$13,373	$26,888	$40,261	2%	$1,625	$98,645	$100,270	4%
LIBOR	2,470,634	36,940	2,507,574	96%	2,488,117	38,698	2,526,815	93%
Other (2)	40,240	15,635	55,875	2%	68,138	17,031	85,169	3%
Total	$2,524,247	$79,463	$2,603,710	100%	$2,557,880	$154,374	$2,712,254	100%
____________________

(1)	“Hybrid” amounts reflect those assets with greater than twelve months to reset.

(2)	“Other” includes COFI, MTA and other indices.

Our analysis of risks is based on PRCM Advisers’ and its affiliates’ experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM Advisers may produce results that differ significantly from the estimates and assumptions used in our models.

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at June 30, 2016.
All changes in value are measured as the change from the June 30, 2016 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities	$390,895	$207,390	$(232,836)	$(422,648)
As a % of June 30, 2016 equity	11.4%	6.0%	(6.8)%	(12.4)%
Residential mortgage loans held-for-sale	$10,938	$9,710	$(14,979)	$(31,820)
As a % of June 30, 2016 equity	0.3%	0.3%	(0.4)%	(0.9)%
Residential mortgage loans held-for-investment in securitization trusts	$66,863	$61,307	$(94,080)	$(197,783)
As a % of June 30, 2016 equity	2.0%	1.8%	(2.8)%	(5.8)%
Commercial real estate assets	$69	$34	$(167)	$(334)
As a % of June 30, 2016 equity	—%	—%	—%	—%
Mortgage servicing rights	$(196,435)	$(112,625)	$79,026	$130,435
As a % of June 30, 2016 equity	(5.7)%	(3.3)%	2.3%	3.8%
Derivatives, net	$(98,322)	$(62,811)	$85,997	$185,839
As a % of June 30, 2016 equity	(2.9)%	(1.8)%	2.5%	5.4%
Repurchase Agreements	$(10,909)	$(8,126)	$8,184	$16,369
As a % of June 30, 2016 equity	(0.3)%	(0.2)%	0.2%	0.5%
Collateralized borrowings in securitization trusts	$(82,832)	$(65,313)	$106,504	$211,093
As a % of June 30, 2016 equity	(2.4)%	(1.9)%	3.1%	6.2%
Federal Home Loan Bank advances	$(2,446)	$(1,883)	$1,925	$3,850
As a % of June 30, 2016 equity	(0.1)%	(0.1)%	0.1%	0.1%
Total Net Assets	$77,821	$27,683	$(60,426)	$(104,999)
As a % of June 30, 2016 total assets	0.4%	0.1%	(0.3)%	(0.5)%
As a % of June 30, 2016 equity	2.3%	0.8%	(1.8)%	(3.1)%
	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$8,262	$14,218	$(15,542)	$(31,084)
% change in net interest income	2.4%	4.2%	(4.5)%	(9.1)%

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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2016. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

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
Given the low interest rate environment at June 30, 2016, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency and interest-only securities purchased at a premium, and accretion of discount on our non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(b)None.
(c)As of December 31, 2015, our share repurchase program allowed for the repurchase of up to 25,000,000 shares of our common stock. During the six months ended June 30, 2016, our board of directors authorized an increase of 50,000,000 shares, for up to a total of 75,000,000 shares authorized under the program. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of June 30, 2016, we had repurchased 24,135,000 shares under the program for a total cost of $200.4 million. We did not repurchase shares during the three months ended June 30, 2016.

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

TWO HARBORS INVESTMENT CORP.
Dated:	August 4, 2016	By:	/s/ Thomas E. Siering
Thomas E. Siering Chief Executive Officer, President and Director (Principal Executive Officer)
Dated:	August 4, 2016	By:	/s/ Brad Farrell
Brad Farrell Chief Financial Officer and Treasurer (Principal Financial Officer)
Dated:	August 4, 2016	By:	/s/ Mary Riskey
Mary Riskey Chief Accounting Officer (Principal Accounting Officer)

Exhibit Number	Exhibit Index
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
101
Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)