Form 10-K
period 2016-12-31
TWO HARBORS INVESTMENT CORP.
filed 2017-02-28
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.9 billion based on the closing sale price as reported on the NYSE on that date.
As of February 24, 2017 there were 348,910,980 shares of common stock, par value $.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

TWO HARBORS INVESTMENT CORP.
2016 ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1. Business

Overview
Our Company
Two Harbors Investment Corp. is a Maryland corporation focused on investing in, financing and managing residential mortgage-backed securities, or RMBS, mortgage servicing rights, or MSR, commercial real estate and other financial assets, which we collectively refer to as our target assets. We operate as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code. The terms “Two Harbors,” “we,” “our,” “us” and the “company” refer to Two Harbors Investment Corp. and its subsidiaries as a consolidated entity.
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
We seek to deploy moderate leverage as part of our investment strategy. We generally finance our RMBS and commercial real estate assets through short- and long-term borrowings structured as repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. We also finance our MSR through revolving credit facilities.
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
Our Manager
We are externally managed and advised by PRCM Advisers LLC, or PRCM Advisers, a wholly-owned subsidiary of Pine River Capital Management L.P, or Pine River. Pine River formed PRCM Advisers for the purpose of providing management services to us. PRCM Advisers is responsible for administering our business activities and day-to-day operations. Pursuant to the terms of the management agreement between us and PRCM Advisers, PRCM Advisers provides us with our management team, including our executive officers and support personnel. In addition, PRCM Advisers provides us with the expertise of a dedicated team of investment professionals and other infrastructure support. PRCM Advisers is at all times subject to the supervision and oversight of our board of directors. Each of our executive officers is an employee or partner of Pine River; we do not have any employees. We do not pay any of our executive officers cash compensation; rather, we pay PRCM Advisers a base management fee equal to 1.5% per annum of our stockholders’ equity, adjusted to exclude any unrealized gains, losses or other items that do not affect realized net income, among other adjustments, as defined by the management agreement. We also reimburse PRCM Advisers for the allocable share of the compensation paid by Pine River to its personnel serving as our principal financial officer and general counsel and other reimbursable costs under the management agreement. We do not pay PRCM Advisers any incentive-based fees or other incentive-based compensation.

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
The dedicated team of investment professionals provided to us by PRCM Advisers has broad experience in managing our target assets and has demonstrated the ability to generate attractive risk-adjusted returns under different market conditions and cycles. Pine River maintains extensive long-term relationships with financial intermediaries, including prime brokers, investment banks, broker-dealers and asset custodians. We believe these relationships enhance our ability to source, finance, protect and hedge our investments and, thus, enable us to succeed in various credit and interest rate environments. We also benefit from Pine River’s comprehensive finance, operational and administrative infrastructure, including its risk management, accounting, operations, legal, compliance and information technology teams. Through the use of existing resources within Pine River, the addition of new personnel having significant experience in managing our target assets, and the use of experienced outside advisors, we believe that we have sufficient experience to execute on our business strategies.

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

•
changes in the values of securities we own and the impact of adjustments reflecting those changes on our consolidated statements of comprehensive income (loss) and balance sheets, including our stockholders’ equity;

•	our ability to generate cash flow from our target assets;

•	our ability to effectively execute and realize the benefits of strategic transactions and initiatives we have pursued or may in the future pursue;

•	changes in the competitive landscape within our industry, including changes that may affect our ability to attract and retain personnel;

•	our exposure to legal and regulatory claims, penalties or enforcement activities, including those arising from our involvement in securitization transactions and ownership and management of MSR;

•	our exposure to counterparties involved in our mortgage loan conduit and MSR businesses and our ability to enforce representations and warranties made by them;

•	our ability to acquire MSR and successfully operate our seller-servicer subsidiary and oversee the activities of our subservicers;

•	the state of commercial real estate markets, including the demand for commercial loans;

•	our ability to acquire commercial real estate assets, and to originate commercial loans;

•	our ability to successfully diversify our business into new asset classes, and manage the new risks to which they may expose us;

•	our ability to manage various operational and regulatory risks associated with our business;

•	interruptions in or impairments to our communications and information technology systems;

•	our ability to maintain appropriate internal controls over financial reporting;

•	our ability to establish, adjust and maintain appropriate hedges for the risks in our portfolio;

•	our ability to maintain our REIT qualification for U.S. federal income tax purposes; and

•	limitations imposed on our business due to our REIT status and our status as exempt from registration under the 1940 Act.
This Annual Report on Form 10-K may contain statistics and other data that, in some cases, have been obtained or compiled from information made available by mortgage loan servicers and other third-party service providers.

Our Business
Our Investment Strategy
Our investment objective is to provide attractive risk-adjusted total return to our stockholders over the long-term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective by constructing a well-balanced portfolio consisting of RMBS, MSR, commercial real estate and other financial assets, with a focus on managing various associated risks, including interest rate, prepayment, credit, mortgage spread and financing risk. The preservation of book value is of paramount importance to our ability to generate total return on an ongoing basis. Consistent with the objective of achieving attractive risk-adjusted total return over various market cycles, we intend to maintain a balanced approach to these various risks.
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

Agency RMBS	Agency RMBS collateralized by fixed rate mortgage loans, adjustable-rate mortgage (or ARM) loans or hybrid mortgage loans, or derivatives thereof, including:
	•	mortgage pass-through certificates;
	•	collateralized mortgage obligations;
	•	Freddie Mac gold certificates;
	•	Fannie Mae certificates;
	•	Ginnie Mae certificates;
	•	“to-be-announced” forward contracts, or TBAs, which are pools of mortgages with specific investment terms to be issued by government sponsored entities, or GSEs, at a future date; and
	•	interest-only and inverse interest-only securities.
MSR	The right to control the servicing of mortgage loans and receive the servicing income therefrom; the actual servicing functions are outsourced to appropriately licensed third-party subservicers.

•
Credit Strategy - Includes non-Agency RMBS and related hedging transactions. The performance of this strategy is most affected by changes in credit performance of the underlying mortgage loan collateral. These assets have interest rate and mortgage spread exposure, although such exposures are not viewed to be the main drivers of performance.

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

•
Commercial Strategy - Includes first mortgage and mezzanine commercial real estate loans, debt-like preferred equity, B-notes, and related hedging transactions. The performance of this strategy is affected by changes in interest rates and mortgage spreads as well as changes in performance of the underlying commercial collateral.

Commercial Real Estate Assets	Floating and fixed rate commercial real estate loans, including:
	•	first mortgage loans secured by a first priority mortgage on commercial real estate assets;
	•	mezzanine loans secured by a pledge of equity interests in the borrower and structurally subordinate to any loan made directly to the borrower;
	•	B-notes, which represent interests in a junior portion of a commercial mortgage loan; and
	•	debt-like preferred equity which is senior to the common equity and subordinate to any loan made directly to the borrower.

Other assets include financial and mortgage-related assets other than the target assets in our rates, credit and commercial strategies, including residential mortgage loans (see discussion below) and certain non-hedging transactions that may produce non-qualifying income for purposes of the REIT gross income tests.
Our Investment Activities
The following is a summary of our investment activities related to the target assets in our rates, credit and commercial strategies for the year ended December 31, 2016. We believe our investment model allows management to allocate capital across various sectors within the mortgage market, with a focus on asset selection and the implementation of a relative value investment approach. Our capital allocation decisions factor in the opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, allocation among our target assets reflects management’s flexible approach to investing in the marketplace.
Rates Strategy
Our Agency RMBS portfolio is comprised of adjustable rate and fixed rate mortgage-backed securities backed by single-family and multi-family mortgage loans. All of our principal and interest Agency RMBS are Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations that carry an implied rating of “AAA,” or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. Government. The majority of these securities consist of whole pools in which we own all of the investment interests in the securities. During the year ended December 31, 2016, we increased our allocation towards Agency RMBS due to attractive market prices.
One of our wholly owned subsidiaries holds the requisite approvals from Fannie Mae, Freddie Mac and Ginnie Mae to own and manage MSR, which represent a contractual right to service a mortgage loan and collect a fee for performing servicing activities, such as collecting principal and interest from a borrower and distributing those payments to the owner of the loan. We do not directly service the mortgage loans underlying the MSR we acquire; rather, we contract with appropriately licensed third-party subservicers to handle substantially all servicing functions for the loans underlying our MSR.
We believe MSR are a natural fit for our portfolio over the long term. Our MSR business leverages our core competencies in prepayment and credit risk analytics and the MSR assets are a natural hedge to our Agency RMBS, hedging both interest rate and mortgage spread risk. Our goal is to create long-lasting relationships with high quality originators in both flow and bulk acquisitions of MSR. We have completed multiple substantial bulk acquisitions of MSR and have in place flow arrangements with multiple sellers through which we purchase MSR on new-origination production. During the year ended December 31, 2016, we increased the size of our MSR portfolio through both flow and bulk acquisitions, which was slightly offset by the sale of substantially all of our Ginnie Mae MSR portfolio.
Credit Strategy
Within our non-Agency RMBS portfolio, we have a substantial emphasis on “legacy” securities, which include securities issued prior to 2009, many of which are subprime. We believe these deeply discounted securities can add relative value as the economy and housing markets continue to improve, as there remains upside optionality to lower delinquencies, higher recoveries and faster prepays. We also hold “new issue” non-Agency RMBS, which we believe have enabled us to find attractive returns and further diversify our non-Agency RMBS portfolio.
In July 2016, we announced our plan to discontinue our mortgage loan conduit and securitization business, through which we acquired prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions with the intent to securitize the loans through the issuance of non-Agency mortgage-backed securities and/or exit through a whole loan sale. This decision was made due to the challenging market environment facing the business, combined with the intent to reduce operating complexity and costs, and allowed for the reallocation of capital to assets we believed would generate higher returns. During the remainder of 2016, all remaining commitments to purchase mortgage loans were funded, an additional securitization transaction was completed and substantially all of the remaining prime nonconforming residential loans were sold through whole loan sale transactions. The wind down process was completed at the end of 2016, though we currently intend to retain certain subordinated securities from our prior securitization transactions, or net economic interests in consolidated securitization trusts.
As of December 31, 2016, we held a small legacy portfolio of credit sensitive residential mortgage loans, or CSL, which are loans where the borrower has previously experienced payment delinquencies and is more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default on CSL than on newly originated residential mortgage loans.
Commercial Strategy
We originate and purchase commercial real estate debt and related instruments generally to be held as long-term investments. Pine River employs a seasoned commercial real estate team with broad experience across multiple segments of the commercial real estate market to manage this strategy. It is estimated that the commercial real estate loan market is over $3.0 trillion in size and over $1.5 trillion in loans are expected to mature in the next several years. During the year ended December 31, 2016, we increased the size of our commercial real estate portfolio, investing in both first mortgage and mezzanine commercial real estate loans. It is our intention to continue to allocate capital towards this business.

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
Within the constraints of the foregoing investment guidelines, PRCM Advisers has broad authority to select, finance and manage our investment portfolio. As a general matter, our investment strategy is designed to enable us to:

•
build an investment portfolio consisting of Agency RMBS, non-Agency RMBS, MSR, commercial real estate and other financial assets that will generate attractive returns while having a moderate risk profile;

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
Financing Strategy
We deploy moderate leverage to increase potential returns to our stockholders and to fund the acquisition of our target assets. We are not required to maintain any particular leverage ratio. The amount of leverage we deploy for particular investments in our target assets depends upon a variety of factors, including without limitation: general economic, political and financial market conditions; the anticipated liquidity and price volatility of our assets; the gap between the duration of assets and liabilities, including hedges; the availability and cost of financing the assets; our opinion of the credit worthiness of financing counterparties; the health of the U.S. residential mortgage and housing markets; our outlook for the level, slope and volatility of interest rates; the credit quality of the loans underlying our Agency RMBS, non-Agency RMBS and retained interests from our on-balance sheet securitizations; the rating assigned to RMBS assets; and our outlook for asset spreads relative to the London Interbank Offered Rate, or LIBOR, curve.
Our primary financing sources are repurchase agreements, FHLB advances and revolving credit facilities. Repurchase agreements are financings pursuant to which one party, the seller/borrower, sells assets to the repurchase agreement counterparty, the buyer/lender, for an agreed price with the obligation to repurchase the assets from the buyer at a future date and at a price higher than the original purchase price. The amount of financing available under a repurchase agreement is limited to a specified percentage of the estimated market value of the assets. The difference between the sale price and repurchase price is the interest expense of financing under a repurchase agreement. Under repurchase agreement financing arrangements, if the value of the collateral decreases, the buyer could require the seller to provide additional cash collateral to re-establish the ratio of value of the collateral to the amount of borrowing (i.e., a margin call). In the current economic climate, lenders under repurchase agreements generally advance approximately 90% to 97% of the market value of the Agency RMBS financed (a discount from market value, generally referred to as a haircut, of 3% to 10%), 50% to 75% of the market value of the non-Agency RMBS and retained interests financed (i.e., a haircut of 25% to 50%), 25% to 50% of the market value of the mezzanine commercial real estate loans financed (i.e., a haircut of 50% to 75%), and 65% to 80% of the market value of the commercial real estate first mortgages financed (i.e., a haircut of 20% to 35%).
A significant decrease in the advance rate or an increase in the haircut could result in our having to sell assets in order to meet additional margin requirements by the lender. We expect to mitigate our risk of margin calls under repurchase agreements by deploying leverage at an amount that is below what could be used under current advance rates.

In order to reduce our exposure to risks associated with lender counterparty concentration, we generally seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At December 31, 2016, we had $9.3 billion of outstanding balances under repurchase agreements with 23 counterparties, with a maximum net exposure (the difference between the amount loaned to us, including interest payable, and the value of the assets pledged by us as collateral, including accrued interest receivable on such assets) to any single lender of $247.5 million, or 7.3% of equity.
Our wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance currently has access to a variety of products and services offered by the FHLB, including secured advances. Eligible collateral may include conventional 1-4 family residential loans, commercial real estate loans, Agency RMBS and non-Agency RMBS with a rating of A and above.
We use FHLB advances to finance our Agency and non-Agency RMBS and commercial real estate assets. Similar to repurchase agreements, if the value of our assets pledged to the FHLB as collateral for advances decreases, the FHLB could require us to provide additional collateral to re-establish the ratio of value of the collateral to the amount of advances outstanding. The FHLB generally advances approximately 90% to 95% of the market value of the Agency RMBS financed (i.e., a haircut of 5% to 10%), 85% to 90% of the market value of the non-Agency RMBS financed (i.e., a haircut of 10% to 15%), and 60% to 80% of the market value of the commercial real estate assets financed (i.e., a haircut of 20% to 40%).
In January 2016, the FHFA released a final rule regarding membership in the Federal Home Loan Bank system. Among other effects, the ruling excludes captive insurers from membership eligibility, including our subsidiary member, TH Insurance. Since TH Insurance was admitted as a member in 2013, it is eligible for a membership grace period that shall run though February 19, 2021, during which new advances or renewals that mature beyond the grace period will be prohibited. However, any existing advances that mature beyond this grace period will be permitted to remain in place subject to their terms insofar as we maintain good standing with the FHLB. If any new advances or renewals occur, TH Insurance’s outstanding advances will be limited to forty percent of its total assets. Notwithstanding the FHFA’s ruling, we continue to believe our mission aligns well with that of the Federal Home Loan Bank system.
To finance MSR, we enter into revolving credit facilities collateralized by the value of the MSR pledged. Similar to repurchase agreements, if the value of our MSR pledged as collateral for the facilities decreases, the respective lender could require us to provide additional collateral to re-establish the ratio of value of the collateral to the amount of the debt outstanding. Due to certain GSE requirements, we may be restricted as to the frequency we are able to pledge additional MSR collateral to counterparties. As a result, we may choose to over-collateralize certain revolving credit facilities in order to avoid having to provide cash as additional collateral. Lenders generally advance approximately 60% to 65% of the market value of the MSR financed (i.e., a haircut of 35% to 40%).
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

Disciplined Relative Value Investment Approach
Disciplined security and asset selection is a key element of our overall investment strategy. We are a relative value investor in residential mortgage-backed securities. We use a cross-product approach, conducting top-down market assessments with respect to various subsets of the RMBS market in order to identify the most attractive segments and investment opportunities. In employing this detailed analysis, we seek to best capture market inefficiencies and identify the most attractive securities. We select our RMBS based on factors that include extensive analysis of the underlying loans, including prepayment trends, average remaining life, amortization schedules, fixed versus floating interest rates, geographic concentration, property type, LTV ratios and credit scores. Considering the multi-trillion dollar size of the U.S. RMBS market, we can be selective with our investments and buy only the securities we deem to be the most attractive. We believe this holistic, relative-value approach to Agency and non-Agency RMBS investments may achieve higher risk-adjusted returns than an approach that focuses on a single sector of the residential mortgage market.
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
Portfolio Construction
Our objective is to provide attractive risk-adjusted total return to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective by constructing a well-balanced portfolio consisting primarily of RMBS, net economic interests in consolidated securitization trusts, MSR and commercial real estate assets, with a focus on managing the various associated risks, including interest rate, prepayment, mortgage spread and financing risk. We use the expertise of our dedicated team of investment professionals in the RMBS, MSR and commercial real estate markets to construct our diverse portfolio, balancing the relative attractiveness of assets with the aforementioned risks. Across our portfolio we are mindful with respect to leverage and other risks. Through the careful and disciplined selection of assets, and continual portfolio monitoring, we seek to build and maintain an investment portfolio that provides value to stockholders over time both in absolute terms and relative to other residential and commercial mortgage-related portfolios.
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
We benefit, through PRCM Advisers, from Pine River’s comprehensive finance, operational and administrative infrastructure, including its risk management, accounting, operations, legal, compliance and information technology teams.
Extensive Strategic Relationships and Experience of PRCM Advisers and its Affiliates
PRCM Advisers and its affiliates maintain extensive long-term relationships with financial intermediaries including prime brokers, investment banks, broker-dealers and asset custodians. We believe these relationships enhance our ability to source, finance, protect and hedge our investments and, thus, enable us to succeed in various credit and interest rate environments. Members of the investment team have many years of experience and well-established contacts within the residential and commercial mortgage industries. This experience and the associated relationships are beneficial to our stockholders.

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
The current term of the management agreement expires on October 28, 2017, and will continue to automatically renew thereafter for successive one-year terms unless terminated in accordance with the agreement. Our independent directors review PRCM Advisers’ performance annually and the management agreement may be terminated by us without cause upon the vote of at least two-thirds of our independent directors or by a vote of the holders of a majority of the outstanding shares of our common stock, based upon: (i) PRCM Advisers’ unsatisfactory performance that is materially detrimental to us or (ii) our determination that the management fees payable to PRCM Advisers are not fair, subject to PRCM Advisers’ right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. We are required to provide PRCM Advisers with 180 days’ prior notice of such termination. Upon termination of the management agreement by us without cause or by PRCM Advisers due to our material breach of the management agreement, we are required to pay a termination fee equal to three times the sum of the average annual base management fee earned by PRCM Advisers during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. We may terminate the management agreement with 30 days’ prior notice from our board of directors, without payment of a termination fee, for cause, as defined in the management agreement. PRCM Advisers may terminate the management agreement if we become required to register as an investment company under the 1940 Act, with such termination deemed to occur immediately before such event, and may also decline to renew the management agreement by providing us with 180 days’ prior notice; in either case, we would not be required to pay a termination fee.
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
Expense Reimbursement
We reimburse PRCM Advisers for (i) our allocable share of the compensation paid by Pine River to its personnel serving as our principal financial officer and general counsel and personnel employed by Pine River as in-house legal, tax, accounting, consulting, auditing, administrative, information technology, valuation, computer programming and development and back-office resources to us and (ii) any amounts for personnel of Pine River’s affiliates arising under a shared facilities and services agreement. We also have certain costs allocated to us by PRCM Advisers for data services and technology, but most direct expenses with third-party vendors are paid directly by us.
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
The SEC has previously solicited public comment on issues relating to the exemptions set forth in Section 3(c)(5)(C) of the 1940 Act, including what types of assets should be deemed qualifying interests and whether REITs that invest in RMBS should be regulated in a manner similar to investment companies. Although we believe that we are properly relying on Section 3(c)(5)(C) of the 1940 Act to exempt us from regulation under the 1940 Act, any modifications to the 1940 Act exemption rules or interpretations may require us to change our business and operations in order for us to continue to rely on such exemption. We will continue to monitor our compliance with the Section 3(c)(5)(C) exemptions.

Mortgage Industry Regulation
Although we do not originate or service residential mortgage loans, we must comply with various federal and state laws, rules and regulations as a result of owning residential mortgage loans and MSR. These rules generally focus on consumer protection and include, among others, rules promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the Gramm-Leach-Bliley Financial Modernization Act of 1999, or the Gramm-Leach-Bliley Act. We are also required to maintain qualifications and licenses in certain states in order to own certain of our assets. These requirements can and do change as statutes and regulations are enacted, promulgated or amended, and the trend in recent years among federal and state lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings in relation to the mortgage industry generally.
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
The CFPB has issued a series of final rules as part of ongoing efforts to affect reforms and create uniform standards for the mortgage lending and servicing industries. These rules include requirements addressing how lenders must evaluate a consumer’s ability to repay a mortgage loan, what specific communications must be made to consumers at various stages in the mortgage lending and servicing processes, how consumer account records must be maintained and how servicers must respond to written borrower requests, complaints and notices of errors. The rules also provide specific guidance relating to servicing delinquent loans, undertaking loss mitigation efforts and commencing foreclosure proceedings. These rules have led to and will likely continue to lead to increased costs to originate and service loans across the mortgage industry, and given their complexity, it is anticipated the originators, servicers and other mortgage industry participants will be exposed to greater regulatory scrutiny from federal and state regulators and increased litigation and complaints from both consumers and government officials. We expect the CFPB will continue to interpret and modify the rules, regulations and guidance related to mortgage lending and servicing industries and we will continue to evaluate these actions in order to understand the impact on our business and the industry, generally.
Because a significant number of rules and regulations under the Dodd-Frank Act relating to the origination and servicing of residential mortgage loans are recently effective or have not yet taken effect, the long term effect on the mortgage industry, including the availability of credit and the investing environment for our target assets, remains uncertain. We have implemented and will continue to implement new policies and procedures in order to ensure ongoing compliance with the laws, rules and regulations applicable to our business. We have incurred and expect to incur ongoing operational costs to comply with existing and future rules and regulations. We continue to monitor and evaluate rulemaking and other developments regarding the Dodd-Frank Act, including the comprehensive review of the act recently announced by the Trump administration.
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

•
We have a formal internal audit function to further the effective functioning of our internal controls and procedures. Our internal audit plan, which is approved annually by our Audit Committee, is based on a formal risk assessment and is intended to provide management and our Audit Committee with an effective tool to identify and address areas of financial or operational concerns and to ensure that appropriate controls and procedures are in place. We have implemented Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the SOX Act, which requires an evaluation of internal control over financial reporting in association with our financial statements as of December 31, 2016. See Item 9A, “Controls and Procedures” included in this Annual Report on Form 10-K.

Competition
Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring our target assets, we compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental agencies, mortgage loan servicers, asset management firms and other entities. Some of these entities may not be subject to the same regulatory constraints that we are (i.e., REIT compliance or maintaining an exemption under the 1940 Act). Many of our competitors are significantly larger than us, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish different counterparty relationships than us. Further, we may from time to time face competition from government agencies in connection with initiatives designed to stimulate the U.S. economy or the mortgage market. Market conditions may from time to time attract more competitors for certain of our target assets, which will not only affect the supply of assets but may also increase the competition for sources of financing for these assets. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect our financial results.
Financial Information
Financial information concerning our business for each of 2016, 2015 and 2014 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Qualitative and Quantitative Disclosures about Market Risk” and the consolidated financial statements and the notes thereto, and the supplemental financial information, which are in Part II, Items 7, 7A and 8 of this Annual Report on Form 10-K.
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
Difficult conditions in the residential and commercial mortgage and real estate markets, the financial markets and the economy generally may adversely impact our business, results of operations and financial condition.
Our results of operations are materially affected by conditions in the residential and commercial mortgage and real estate markets, the financial markets and the economy generally. In recent years, concerns about the mortgage market, declines in home prices, increases in home foreclosures, high unemployment, the availability and cost of credit and rising government debt levels, as well as inflation, energy costs, U.S. budget debates, global economic lethargy, geopolitical unrest across various regions worldwide and European sovereign debt issues, have from time to time contributed to increased volatility and uncertainty in the economy and financial markets. The mortgage market continues to be adversely affected by tightened lending standards and decreased availability of credit since the 2008 financial crisis. This has an impact on new demand for homes, which may compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates (or losses) and mortgage loan delinquencies. Additionally, adverse unemployment rates, financial market and economic conditions heighten the risks of delinquency and loss related to commercial properties that depend on consumer spending (e.g., hotels, shopping malls and apartment complexes). Any stagnation in or deterioration of the residential or commercial mortgage or real estate markets may limit our ability to acquire our target assets on attractive terms or cause us to experience losses related to our assets. Declines in the market values of our investments may adversely affect our results of operations and credit availability and cost, which may reduce earnings and, in turn, cash available for distribution to our stockholders.
Actions of the U.S. Government, including the U.S. Congress, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, to stabilize or reform the financial markets may not achieve their intended effects and may adversely affect our business.
The U.S. Government, including the U.S. Congress, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have from time to time taken actions designed to stabilize and reform the financial markets. In recent years, these activities have included the Federal Reserve’s purchasing of Treasury and mortgage bonds in connection with its quantitative easing programs. There can be no assurance that, in the long term, these or any future actions will improve the efficiency and stability of the mortgage markets or U.S. financial markets. To the extent the mortgage or financial markets do not respond favorably to any of these actions or such actions do not function as intended, our business may be harmed. In addition, because the programs may be designed, in part, to improve the markets for certain of our target assets, the establishment of these programs may result in increased competition to acquire our target assets or, in the case of government-backed mortgage refinancing and modification programs, may have the effect of reducing the revenues associated with certain of our target assets. We cannot predict whether or when additional actions or initiatives to stabilize and stimulate the economy and the financial markets may occur or the potential impact to our business, operations and financial condition.
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
A number of legislative proposals have been introduced in recent years that would wind down or phase out the GSEs. It is not possible to predict the scope and nature of the actions that the U.S. Government, including the Trump administration, will ultimately take with respect to the GSEs. As a result, market uncertainty with respect to the treatment of the GSEs, including that which may be created by proposed legislation or the eventual adoption of laws affecting the GSEs, could have the effect of reducing the actual or perceived quality of, and therefore the market value for, the Agency RMBS that we currently hold in our portfolio. Moreover, if the guarantee obligations of Freddie Mac or Fannie Mae were repudiated by FHFA, payments of principal and/or interest to holders of Freddie Mac or Fannie Mae securities would be reduced in the event of any borrower's late payments or failure to pay, or a servicer's failure to remit, borrower payments to the trust. In that case, trust administration and servicing fees could be paid from mortgage payments prior to distributions to holders of agency securities. Any actual direct compensatory damages owed due to the repudiation of Freddie Mac or Fannie Mae's guarantee obligations may not be sufficient to offset any shortfalls experienced by holders of agency securities.
All of the foregoing could materially adversely affect the availability, pricing, liquidity, market value and financing of our target assets and materially adversely affect our business, operations and financial condition.
We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations.
We operate in a highly regulated environment and are subject to rules, regulations, approvals, licensing, reporting and examination requirements of various federal and state authorities. Any change in applicable federal or state laws, rules and regulations, or the interpretation or enforcement thereof, could have a substantial impact on our assets, operating expenses, business strategies and results of operations. Our inability or failure to comply with the rules, regulations or reporting requirements, to obtain or maintain approvals and licenses applicable to our businesses, or to satisfy annual or periodic examinations may impact our ability to do business and expose us to fines, penalties or other claims and, as a result, could harm our business. Additionally, legislation and regulations may be enacted or adopted in the future that could significantly affect our business and operations, which could have a material adverse effect on our financial condition and results of operations.
The Dodd-Frank Act and regulations implementing such legislation have had a substantial impact on the mortgage industry and the RMBS markets; these regulations as well as new and pending regulations yet to be implemented under Dodd-Frank may have an adverse impact on our business, results of operations and financial condition.
On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which has changed and continues to change the regulation of financial institutions and the financial services industry, including the mortgage industry. The Dodd-Frank Act tasked many agencies with issuing a variety of new regulations, including rules related to mortgage origination, mortgage servicing, securitization transactions and derivatives. While a majority of the rulemaking requirements established by the Dodd-Frank Act have been finalized, some of the rulemakings remain in the proposal phase or have yet to be proposed. In addition, the Trump administration has recently called for a comprehensive review of the act that may result in the modification or repeal of certain components of the act. Consequently, it is not possible to predict how additional regulatory changes under the Dodd-Frank Act will affect our business, and there can be no assurance that new or revised rules and regulations promulgated under the Dodd-Frank Act will not have an adverse effect on our business, results of operations and financial condition.
The Dodd-Frank Act created a new regulator, the CFPB, which is responsible for regulating the offering and provision of financial products and services for personal, family and household purposes. In addition to assuming many of the consumer financial protection functions exercised by other federal regulators under certain enumerated financial protection statutes, such as the Truth in Lending Act (TILA), the Real Estate Settlement Procedures Act (RESPA) and the Fair Credit Reporting Act, the CFPB was granted broad rulemaking and enforcement authority to protect consumers from unfair, deceptive or abusive acts and practices. The CFPB has issued a series of final rules as part of ongoing efforts to effect reforms and create uniform standards for the mortgage lending and servicing industries. These rules include requirements addressing how lenders must evaluate a consumer’s ability to repay a mortgage loan, what specific communications must be made to consumers at various stages in the mortgage lending and servicing processes, how consumer account records must be maintained and how servicers must respond to written borrower requests, complaints and notices of errors. The rules also provide specific guidance relating to servicing delinquent loans, undertaking loss mitigation efforts and commencing foreclosure proceedings.

Mortgage servicing rules promulgated by the CFPB to implement certain sections of Dodd-Frank include provisions relating to periodic billing statements and disclosures, responding to borrower inquiries and complaints, force-placed insurance, and adjustable rate mortgage interest rate adjustment notices. Further, the mortgage servicing rules require servicers to, among other things, make good faith early intervention efforts to notify delinquent borrowers of loss mitigation options, to implement specified loss mitigation procedures, and if feasible, exhaust all loss mitigation options before proceeding to foreclosure. In August 2016, the CFPB adopted certain updates to these rules, the majority of which take effect in 2017, designed to expand protections for struggling homeowners. These updates will impact the manner in which servicers are required to communicate with borrowers who have applied for loss mitigation, provide additional protections for successors in interest and require additional disclosures to borrowers in bankruptcy.
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
We have incurred and expect to incur in the future operational and system costs necessary to maintain processes to ensure compliance with the rules and regulations applicable to us as well as to monitor compliance by our business partners. Additional rules and regulations implemented by the CFPB could lead to changes in the way we conduct our business and increased costs of compliance, both of which may have an adverse impact on our business and financial condition.
We operate in a highly competitive market and we may not be able to compete successfully.
We operate in a highly competitive market. Our profitability depends, in large part, on our ability to acquire a sufficient supply of our target assets at favorable prices. In acquiring assets, we compete with a variety of investors, including other mortgage REITs, specialty finance companies, public and private investment funds, asset managers, commercial and investment banks, broker-dealers, commercial finance and insurance companies, the GSEs, mortgage servicers and other financial institutions. Many of our competitors are substantially larger and have greater financial, technical, marketing and other resources than we do. Certain competitors may also have a broader investment mandate or higher risk tolerance, which may allow them to consider a wider variety of potential investments. Additionally, we may face significant competition from governmental actions and initiatives designed to stimulate the U.S. economy and mortgage market, which in recent years has included the Federal Reserve purchasing mortgage bonds. Competition for our target assets may lead to the price of such assets increasing and their availability decreasing, which may limit our ability to generate desired returns, reduce our earnings and, in turn, decrease the cash available for distribution to our stockholders.
We may change any of our strategies, policies or procedures without stockholder consent.
We may change any of our strategies, policies or procedures with respect to investments, asset allocation, growth, operations, indebtedness, financing strategy and distributions at any time without the consent of stockholders, which could result in our making investments that are different from, and possibly riskier than, the types of investments described in this Annual Report on Form 10-K. Changes in strategy could also result in the elimination of certain investments and business activities that we no longer view as attractive or in alignment with our business model. Shifts in strategy may increase our exposure to credit risk, interest rate risk, financing risk, default risk, regulatory risk and real estate market fluctuations. We also cannot assure you that we will be able to effectively execute or to realize the potential benefits of changes in strategy. Any such changes could adversely affect our financial condition, risk profile, results of operations, the market price of our common stock and our ability to make distributions to stockholders.
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
Our risk management policies and procedures may not be effective.
We have established and maintain risk management policies and procedures designed to identify, monitor and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk and liquidity risk, as well as operational risks related to our business, assets and liabilities. These policies and procedures may not sufficiently identify all of the risks to which we are or may become exposed or mitigate the risks we have identified. Any expansion of our business activities may result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks. Any failure to effectively identify and mitigate the risks to which we are exposed could have an adverse effect on our business, results of operations and financial condition.

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
As a result of the foregoing restrictions, we are limited in our ability to make or dispose of certain investments. To the extent the SEC publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments, which could result in a subsidiary holding assets that we might wish to sell or selling assets that we might wish to hold. Although we monitor the portfolios of our subsidiaries relying on the Section 3(c)(5)(C) exemption periodically and prior to each acquisition or disposition of assets, there can be no assurance that such subsidiaries will be able to maintain this exemption.
We make the determination as to whether a subsidiary is considered a majority-owned subsidiary. The 1940 Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested the SEC staff to approve our treatment of any company as a majority-owned subsidiary and the SEC staff has not done so. If the SEC or its staff were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we may need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect.
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
If the market value or income potential of our assets declines as a result of increased interest rates, prepayment rates, general market conditions, government actions or other factors, we may need to increase our real estate assets and income or liquidate our non-qualifying assets in order to maintain our REIT qualification or our exemption from the 1940 Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets we may own. We may have to make decisions that we otherwise would not make absent the REIT and 1940 Act considerations.
If we were required to register with the CFTC as a Commodity Pool Operator, it could adversely affect our business model, our financial condition and our results of operations.
Under the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission, or CFTC, was given jurisdiction over the regulation of swaps. Under rules implemented by the CFTC, companies that utilize swaps as part of their business model, including many mortgage REITS, are deemed to fall within the statutory definition of Commodity Pool Operator, or CPO, and are required to register with the CFTC as a CPO. On December 7, 2012, the CFTC issued no-action relief that permits a CPO to receive relief from registration requirements if it meets certain criteria. While we believe we meet the criteria for such relief, there can be no assurance that the CFTC will not withdraw the no-action letter in the future or that we will continue to satisfy the criteria to qualify for relief from CPO registration. If we were required to register as a CPO in the future or change our business model to ensure we can continue to satisfy the criteria to qualify for the no-action relief, it could impact our ability to operate our business and adversely affect our financial condition and results of operations.
The lack of liquidity of our assets may adversely affect our business, including our ability to value, finance and sell our assets.
We have and may in the future acquire assets or other instruments with limited or no liquidity, including securities, commercial real estate assets, MSR and other instruments that are not publicly traded. Market conditions could also significantly and negatively affect the liquidity of our assets. It may be difficult or impossible to obtain third-party pricing on such illiquid assets and validating third-party pricing for illiquid assets may be more subjective than more liquid assets. Illiquid assets typically experience greater price volatility, as a ready market may not exist for such assets, and such assets can be more difficult to value.

Any illiquidity in our assets may make it difficult for us to sell such assets if the need or desire arises. Unlike equity securities, bonds or other exchange-traded instruments with highly liquid markets, the ability to quickly sell certain of our target assets, such as certain securities, commercial real estate assets and MSR, may be constrained by a number of factors, including a small number of willing buyers, lack of transparency as to current market terms and price, and time delays resulting from the buyer’s desire to conduct due diligence on the assets, negotiation of a purchase and sale agreement, compliance with any applicable contractual or regulatory requirements, and for certain assets like MSR, the need for certain approvals from the investor in the underlying mortgage loan (e.g., Fannie Mae or Freddie Mac), all of which can result in a sale process that takes several weeks or months. Assets such as commercial mortgages, B-notes, mezzanine and other loans (including participations) and preferred equity, in particular, are relatively illiquid due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. Moreover, certain of our assets may not be registered under the relevant securities laws, resulting in prohibitions against their transfer, sale, pledge or their disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws. Consequently, even if we identify a buyer for certain of our securities, mortgage loans, commercial real estate assets and MSR, there is no assurance that we would be able to sell such assets in a timely manner if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may be forced to sell our assets at a price that is significantly less than the value at which we previously attributed to such assets.
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
The illiquidity of certain of our assets may, therefore, adversely impact our ability to manage our portfolio and adversely affect our financial condition and results of operations.
We use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our stockholders, as well as increase losses when economic conditions are unfavorable.
We use leverage to finance many of our investments and to enhance our financial returns. Our primary source of leverage is short-term repurchase agreement financing for our Agency and Non-Agency RMBS assets and commercial real estate assets. We also use revolving credit facilities to finance MSR. Other sources of leverage may include credit facilities (including term loans, revolving facilities and FHLB advances) as well as the public issuance of debt securities.
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
The operation of our business may require access to debt and equity capital that may or may not be available on favorable terms or at the desired times, or at all. In addition, we invest in certain assets, including MSR, for which financing has historically been difficult or costly to obtain. Any limitation on our ability to obtain financing for our target assets could require us to seek equity or debt capital that may be more costly or unavailable to us. We cannot assure you that we will have access to any debt or equity capital on favorable terms or at the desired times, or at all. Our inability to raise such capital or obtain financing on favorable terms could materially adversely impact our business, operations, financial condition, liquidity, and our ability to make distributions to stockholders.

We depend on repurchase agreements and other credit facilities to execute our business plan and any limitation on our ability to access funding through these sources could have a material adverse effect on our results of operations, financial condition and business.
Our ability to purchase and hold assets is affected by our ability to secure repurchase agreements and other credit facilities on acceptable terms. We currently have repurchase agreements, revolving credit facilities and other credit facilities in place with several counterparties, including national banks and the FHLB. In the future we may enter into additional or increase commitment amounts under our existing repurchase agreements, revolving credit facilities and credit facilities, but we can provide no assurance that lenders will be willing or able to provide us with sufficient financing through the repurchase markets or otherwise. In addition, because repurchase agreements and similar credit facilities are generally short-term commitments of capital, changes in conditions in the financing markets may make it more difficult for us to secure continued financing during times of market stress. During certain periods of a credit cycle, lenders may lose their ability or curtail their willingness to provide financing. If we are not able to arrange for replacement financing on acceptable terms, or if we default on our covenants or are otherwise unable to access funds under any of our repurchase agreements and credit facilities, we may have to curtail our asset acquisition activities and/or dispose of assets.
Our ability to efficiently access our repurchase agreements may be adversely impacted by counterparty requirements regarding the type of assets that may be sold and the timing and process for such sales. In order for us to borrow funds under our repurchase agreements, counterparties must first review the assets for which we are seeking financing and approve such assets in their sole discretion. This review and approval process may delay the timing in which funding may be provided, or preclude funding altogether. In addition, the review and sale process can be more time consuming with respect to certain asset classes, such as certain commercial real estate assets.
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
In January 2016, the FHFA issued a final rule that will exclude captive insurers from ongoing FHLB membership. Our subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, is a licensed captive insurer and has been a member of the FHLB of Des Moines since 2013. Pursuant to the final rule, TH Insurance will be allowed to remain an FHLB member through February 19, 2021. During this grace period, any new advances or renewals that mature beyond the grace period will be prohibited. However, any existing advances that mature beyond this grace period will be permitted to remain in place subject to their terms insofar as TH Insurance maintains good standing with the FHLB. If any new advances or renewals occur, TH Insurance’s outstanding advances will be limited to forty percent of its assets. While we do not expect the final rule to have a near- or intermediate-term impact on our financing profile, we cannot assure you that, in the future, we will be able to obtain financing on similar terms, if at all, which could have material adverse impact on our business.
Changes in the financing markets could adversely affect the marketability of the assets in which we invest, and this could negatively affect the value of our assets. If our lenders are unwilling or unable to provide us with financing, or if the financing is only available on terms that are uneconomical or otherwise not satisfactory to us, we could be forced to sell assets when prices are depressed. The amount of financing we receive under our repurchase agreements, revolving credit facilities or other credit facilities will be directly related to the lenders’ valuation of the assets that secure the outstanding borrowings. Typically, repurchase agreements and similar lending arrangements grant the respective lender the right to reevaluate the market value of the assets that secure outstanding borrowings at any time. If a lender determines that the value of the assets has decreased, it has the right to initiate a margin call, requiring us to transfer additional assets to such lender or repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to stockholders, and could cause the value of our common stock to decline. We may be forced to sell assets at significantly depressed prices to meet margin calls and to maintain adequate liquidity, which could cause us to incur losses. Moreover, to the extent that we are forced to sell assets because of availability of financing or changes in market conditions, other market participants may face similar pressures, which could exacerbate a difficult market environment and result in significantly greater losses on the sale of such assets. In an extreme case of market duress, a market may not exist for certain of our assets at any price.

Although we generally seek to reduce our exposure to lender concentration-related risk by entering into repurchase agreements and other credit facilities with multiple counterparties, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. To the extent that the number of or net exposure under our lending arrangements may become concentrated with one or more lenders, the adverse impacts of defaults or terminations by such lenders may be significantly greater. As of December 31, 2016, repurchase agreement and other lenders for whom our net exposure (generally, the value of assets sold under repurchase agreements or posted as loan collateral, less the amount of the associated liabilities) exceeded 5% of stockholders’ equity included the Royal Bank of Canada, Citibank, N.A., JPMorgan Chase Bank, N.A. and the FHLB. See Note 16 - Repurchase Agreements and Note 18 - Federal Home Loan Bank of Des Moines Advances for additional information.
Our inability to meet certain financial covenants related to our repurchase agreements, revolving credit facilities or other credit facilities could adversely affect our financial condition, results of operations and cash flows.
In connection with certain of our repurchase agreements, revolving credit facilities and other credit facilities, we are required to comply with certain financial covenants, the most restrictive of which are disclosed within Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Annual Report on Form 10-K. Compliance with these financial covenants will depend on market factors and the strength of our business and operating results. Various risks, uncertainties and events beyond our control could affect our ability to comply with the financial covenants. Failure to comply with our financial covenants could result in an event of default, termination of the lending facility, acceleration of all amounts owing under the lending facility, and gives the counterparty the right to exercise certain other remedies under the lending agreement, including without limitation the sale of the asset subject to repurchase at the time of default, unless we were able to negotiate a waiver. Any such waiver could be conditioned on an amendment to the lending agreement and any related guaranty agreement on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance our assets under a new lending facility on favorable terms or at all, our financial condition, results of operations and cash flows could be adversely affected.
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
Our rights under our repurchase agreements are subject to the effects of bankruptcy laws in the event of the bankruptcy or insolvency of us or our lenders under the repurchase agreements.
In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our assets under a repurchase agreement or to be compensated for any damages resulting from the lender's insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.

The impairment or negative performance of other financial institutions could adversely affect us.
We have exposure to and routinely execute transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, investment funds and other institutions. The operations of U.S. and global financial services institutions are highly interconnected and a decline in the financial condition of one or more financial services institutions may expose us to credit losses or defaults, limit our access to liquidity or otherwise disrupt the operations of our businesses. While we regularly assess our exposure to different counterparties, the performance and financial strength of specific institutions are subject to rapid change, the timing and extent of which cannot be known.
Downgrades in the credit or financial strength ratings assigned to the counterparties with whom we transact or other adverse reputational impacts to such counterparties could create the perception that our business or financial condition will be adversely impacted as a result of potential future defaults by such counterparties. Additionally, we could be adversely affected by a general, negative perception of financial institutions caused by the downgrade or other adverse impact to the reputation of other financial institutions. Accordingly, ratings downgrades or other adverse reputational impacts for other financial institutions could adversely affect our business and financial condition and could limit access to or increase our cost of capital.
We may not have the ability to raise funds necessary to pay principal amounts owed upon maturity of our outstanding convertible senior notes or to purchase such notes upon a fundamental change.
In January 2017, we issued through an underwritten public offering $287,500,000 in aggregate principal amount of 6.25% convertible senior notes due January 2022. To the extent these notes are not converted by the noteholders prior to their maturity date, we will be obligated to repay the principal amount of all outstanding notes upon maturity. In addition, if a fundamental change occurs (as described in the First Supplemental Indenture governing the notes) noteholders have the right to require us to purchase for cash any or all of their notes. The fundamental change purchase price will equal 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. We may not have sufficient funds available at the time we are required to repay principal amounts or to purchase the notes upon a fundamental change, and we may not be able to arrange necessary financing for such payments on acceptable terms, if at all. In addition, our ability to purchase the notes may be limited by law, by regulatory authority or by the agreements governing our other indebtedness outstanding at the time. If we fail to pay any amounts associated with the notes when due, we may be in default under the indenture governing the notes. A default under the indenture or a fundamental change itself could also constitute a default under the agreements governing our other existing and future indebtedness, which would further restrict our ability to make required payments under the notes. As a consequence of the foregoing matters, our business, financial condition and results of operations may be adversely affected.
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
We engage in transactions intended to hedge against various risks to our portfolio, including the exposure to changes in interest rates. The extent of our hedging activity varies in scope based on, among other things, the level and volatility of interest rates, the type of assets held and other market conditions. Although these transactions are intended to reduce our exposure to various risks, hedging may fail to adequately protect or could adversely affect us because, among other things:

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
Our ability to fund these obligations will depend on the liquidity of our assets and our access to capital at the time. The need to fund these obligations could adversely affect our financial condition. Further, hedging transactions, which are intended to limit losses, may actually result in losses, which would adversely affect our earnings and could in turn reduce cash available for distribution to stockholders.
The Dodd-Frank Act regulates derivative transactions, including certain hedging instruments we use in our risk management activities. Rules implemented by the CFTC pursuant to the Dodd-Frank Act require, among other things, that certain derivatives be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. These regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available counterparties. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty will most likely result in its default. Default by a hedging counterparty may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.
Our results may experience greater fluctuations due to our decision not to elect hedge accounting treatment on our derivative instruments.
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
We depend on a variety of services provided by third-party service providers related to our investments in RMBS, MSR and commercial real estate assets as well as for general operating purposes. For example, we rely on the mortgage servicers who service the mortgage loans underlying our RMBS and MSR assets to, among other things, collect principal and interest payments on such mortgage loans and perform loss mitigation services in accordance with applicable laws and regulations. Mortgage servicers and other service providers, such as trustees, bond insurance providers, due diligence vendors and document custodians, may fail to perform or otherwise not perform in a manner that promotes our interests.

For example, legislation intended to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans, including those underlying our RMBS and MSR assets. Mortgage servicers may be required or otherwise incented by the Federal government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. Similarly, legislation delaying the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limiting the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans may also reduce the value of mortgage loans underlying our RMBS. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a consequence of the foregoing matters, our business, financial condition and results of operations may be adversely affected.
We may be subject to fines or other penalties based on the conduct of third-party servicers who service the loans underlying the MSR we acquire, which could adversely impact our results of operations, financial condition and business.
We contract with third-party mortgage servicers to perform the actual day-to-day servicing obligations on the mortgage loans underlying our MSR. We and the mortgage loan servicers operate in a highly regulated industry and are required to comply with various federal, state and local laws and regulations, including anti-predatory lending laws and laws and regulations imposing certain restrictions and requirements on “high cost” loans. To the extent these servicers fail to comply with applicable law, it could subject us to monetary penalties or other losses and could result in the borrowers rescinding the affected mortgage loans. Further, if any of our loans are found to have been serviced by us or a third party in violation of applicable law, we could be subject to lawsuits or governmental actions, or we could be fined or incur losses, any of which could adversely impact our business, financial condition, results of operations and our ability to make distributions to our stockholders.
While some of these laws may not explicitly hold us responsible for the legal violations of third party servicers, federal and state agencies and private litigants have increasingly sought to impose such liability. Failure to adequately oversee a mortgage servicer’s compliance with these laws and regulations may subject us to increased regulatory risk and could result in regulatory fines or other limitations in our ability to acquire and manage MSR. Further, it is possible that a third-party servicer’s failure to comply with the new and evolving servicing rules or standards could adversely affect the value of our MSR. Accordingly, we may be subject to fines, penalties or civil liability based upon the conduct of the third-party servicers.
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
Our ability to own and manage MSR is subject to terms and conditions established by the GSEs, which are subject to change.
Our subsidiary’s continued approval to own and manage MSR by the GSEs is subject to compliance with each of their respective selling and servicing guidelines, minimum capital requirements and other conditions they may impose from time to time at their discretion. Failure to meet such guidelines and conditions could result in the unilateral termination of our subsidiary’s approved status by one or more GSEs. In addition, the implementation of more restrictive or operational intensive guidance may increase the costs associated with owning and managing MSR.
GSEs generally require mortgage servicers to be paid a minimum servicing fee for the services provided. Changes in minimum servicing fee amounts for loans purchased or guaranteed by government-related entities could occur at any time and could negatively impact the value of the income derived from MSR on new origination that we may acquire in the future under our flow agreements or through bulk transactions.
We may not be able to acquire MSR.
MSR is a critical component of our overall portfolio management strategy, and our ability to source a sufficient amount of MSR may be adversely impacted for many reasons. We may be unable to locate originators or other sellers that are able or willing to sell MSR that meet our standards or on acceptable terms and conditions. Additionally, competition for MSR may drive down supply or drive up prices, making it uneconomical to purchase. General economic factors, such as recession, declining home values, unemployment and high interest rates, may limit the supply of available MSR. As a result, we may incur additional costs to acquire a sufficient volume of MSR or be unable to acquire MSR at a reasonable price. If we cannot source an adequate volume of MSR on desirable terms, our results of operations may be adversely impacted.

Our past securitization activities expose us to risk of litigation, which may materially and adversely affect our business and financial condition.
In connection with our past securitization transactions, we prepared disclosure documentation, including term sheets and offering memorandums, which contain disclosures regarding the securitization transactions and the assets securitized. If our disclosure documentation is alleged or found to contain inaccuracies or omissions, we may be liable under federal securities laws, state securities laws or other applicable laws for damages to third parties that invest in these securitization transactions, including in circumstances in which we relied on a third party in preparing accurate disclosures, or we may incur other expenses and costs in connection with disputing these allegations or settling claims. We have also sold or contributed residential mortgage loans to third parties who, in turn, securitize those loans. In these circumstances, we may have also prepared disclosure documentation, including documentation that is included in term sheets and offering memorandums relating to those securitization transactions. We could be liable under federal securities laws, state securities laws, or other applicable laws for damages to third parties that invest in these securitization transactions, including liability for disclosures prepared by third parties or with respect to loans that we did not sell or contribute to the securitization.
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
We may be subject to representation and warranty risk in our capacity as owner of MSR as well as in connection with our prior securitization transactions and our sales of MSR and other assets.
The MSR we acquire may be subject to existing representations and warranties made to the applicable investor (including, without limitation, the GSEs) regarding, among other things, the origination and prior servicing of those mortgage loans, as well as future servicing practices following our acquisition of such MSR. If such representations and warranties are inaccurate, we may be obligated to repurchase certain mortgage loans, which may result in a loss, or indemnify the applicable investor for any losses suffered as a result of the origination or prior servicing of the mortgage loans. As such, the applicable investor will have direct recourse to us for such origination and/or prior servicing issues.
In connection with our prior securitization transactions and with the sales of our MSR and other assets from time to time, we may have been or be required to make representations and warranties to the purchasers of the assets regarding certain characteristics of those assets. If our representations and warranties are inaccurate, we may be obligated to repurchase the assets, which may result in a loss. Even if we obtain representations and warranties from the parties from whom we acquired the asset, as applicable, they may not correspond with the representations and warranties we make or may otherwise not protect us from losses. For example, if representations and warranties we obtain from those parties do not exactly align with the representations and warranties we make, or if the representations and warranties made to us are not enforceable or if we cannot collect damages for a breach (e.g., due to the financial condition of the party that made the representation or warranty to us or statutes of limitations), we may incur losses.

The commercial real estate debt and related assets in which we invest are subject to delinquency, foreclosure and loss, which may adversely impact our business, results of operations and financial condition.
We invest in the commercial real estate market, with target assets including first mortgage loans, mezzanine loans, B-notes and preferred equity. Such investments are subject to risks of delinquency, foreclosure and loss that are greater than similar risks associated with loans made on the security of residential properties. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property, as opposed to the borrower’s independent income or assets. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. The net operating income of an income-producing property can be affected by numerous factors, including:

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
We seek to generate current income and capital appreciation for our stockholders. However, the assets that we acquire may not appreciate in value and, in fact, may decline in value. Additionally, the securities and loans that we acquire, or the loans underlying certain of our assets, may experience defaults of interest and/or principal payments, which could result in significant losses related to such assets. Accordingly, we may not be able to realize gains or income from our assets. Any gains that we do realize may not be sufficient to offset other losses that we experience. Any income that we realize may not be sufficient to offset our expenses.
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

Challenging economic conditions may also affect the strength of the commercial real estate market and have in the past resulted in decreased occupancy rates, decreased rents or other declines in income from, or the value of, commercial real estate assets. In past years, declining commercial real estate values, coupled with tighter underwriting standards for commercial real estate loans, prevented many commercial borrowers from refinancing their mortgages, which resulted in increased delinquencies and defaults on commercial mortgage loans. Past declines in commercial real estate values have also resulted in reduced borrower equity, further hindering borrowers’ ability to refinance and giving them less incentive to cure delinquencies and avoid foreclosure.
Any sustained period of increased payment delinquencies, defaults, foreclosures or losses on our non-Agency RMBS, mortgage loans, mortgage loans for which we own the servicing rights or commercial real estate assets could adversely affect our revenues, results of operations, financial condition, business prospects and ability to make distributions to stockholders.
Our delayed delivery transactions, including TBAs, subject us to certain risks, including price risks and counterparty risks.
We may purchase Agency RMBS through delayed delivery transactions, including TBAs. In a delayed delivery transaction, we enter into a forward purchase agreement with a counterparty to purchase either (i) an identified Agency RMBS, or (ii) a to-be-issued (or “to-be-announced”) Agency RMBS with certain terms. As with any forward purchase contract, the value of the underlying Agency RMBS may decrease between the contract date and the settlement date. Furthermore, a transaction counterparty may fail to deliver the underlying Agency RMBS at the settlement date. If any of the above risks were to occur, our financial condition and results of operations may be materially adversely affected.
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
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. For example, in December 2015 the Federal Reserve elected to raise the target range for the federal funds rate for the first time in eight years, and the Federal Reserve increased the target range again in December 2016. In connection with the most recent increase, the Federal Reserve indicated that current economic conditions remained supportive of future rate increases and that such increases would likely be implemented gradually. We cannot predict the impact that recent rate increases, or any future actions or non-actions with respect to the federal funds rate, may have on the markets or the economy. Interest rate fluctuations present a variety of risks, including the risk of a narrowing of the difference between asset yields and borrowing rates, flattening or inversion of the yield curve and fluctuating prepayment rates.
In a normal yield curve environment, fixed income assets, including many RMBS and certain commercial real estate assets, decline in value if interest rates increase. If long-term rates increased significantly, not only will the market value of these assets be expected to decline, but the duration and weighted-average life of the assets could increase as well because borrowers are less likely to prepay mortgages. Further, an increase in short-term interest rates would increase the rate of interest payable on any repurchase agreements required to finance these securities.
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
The value of our RMBS and MSR may be adversely affected by deficiencies in servicing and foreclosure practices, as well as related delays in the foreclosure process.
Deficiencies in servicing and foreclosure practices among servicers of residential mortgage loans have raised and may in the future raise concerns relating to such practices, including the improper execution of the documents used in foreclosure proceedings (so-called “robo signing”), inadequate documentation of transfers and registrations of mortgages and assignments of loans, improper handling and processing of loan modifications, violations of representations and warranties at the date of securitization and failure to enforce put-backs. The integrity of the servicing and foreclosure processes is critical to the value of our RMBS and MSR, and our financial results could be adversely affected by deficiencies in the conduct of those processes. For example, delays in the foreclosure process that may result from improper servicing practices may adversely affect the values of, and our losses on, our mortgage-related assets. Foreclosure delays may also increase the administrative expenses of the securitization trusts for non-Agency RMBS or result in the curtailment of payments to the GSEs, thereby resulting in additional expense and reducing the amount of funds available for distribution to investors. In addition, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of credit support available for any senior classes we own, thus possibly adversely affecting these securities.
While we believe that our servicers would be in violation of their servicing contracts to the extent that they have improperly serviced mortgage loans or improperly executed documents in foreclosure or bankruptcy proceedings, or do not comply with the terms of servicing contracts and applicable laws and regulations when assessing loss mitigation options for affected borrowers, it may be difficult, expensive, and time consuming for us to enforce our contractual rights. Such failure to comply may also expose us to regulatory risks. We continue to monitor and review the issues raised by improper servicing practices. While we cannot predict exactly how servicing, loss mitigation and foreclosure matters or any resulting litigation, regulatory actions or settlement agreements will affect our business, there can be no assurance that these matters will not have an adverse impact on our results of operations and financial condition.
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
The properties underlying our commercial real estate loans may be subject to unknown liabilities, including environmental liabilities, that could adversely affect the value of these properties and as a result, our investments.
Properties underlying our commercial real estate loans may be subject to unknown or unquantifiable liabilities that may adversely affect the value of our investments. Such defects or deficiencies may include title defects, title disputes, liens, servitudes or other encumbrances on the mortgaged properties. The discovery of such unknown defects, deficiencies and liabilities could affect the ability of our borrowers to make payments to us or could affect our ability to foreclose and sell the underlying properties, which could adversely affect our results of operations and financial condition.
Furthermore, to the extent we foreclose on properties with respect to which we have extended loans, we may be subject to environmental liabilities arising from such foreclosed properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. If we foreclose on any properties underlying our investments, the discovery of material environmental liabilities attached to such properties could adversely affect our results of operations and financial condition.

Insurance on commercial real estate loans may not cover all losses.
Our commercial real estate loans may be subject to certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might result in insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating to one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the corresponding nonperformance of or loss on our investment related to such property.
We may be subject to lender liability claims that could be subject to losses.
In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various “lender liability” theories. Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We cannot assure you that such claims will not arise with respect to our commercial real estate loans or that we will not be subject to significant liability if a claim of this type did arise.

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
The current term of the management agreement expires on October 28, 2017 and will automatically renew for successive one-year terms unless terminated by us or PRCM Advisers as set forth in the management agreement. If the management agreement is terminated and no suitable replacement is found to manage Two Harbors, we may not be able to continue to execute our business plan.
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
Termination of the management agreement with PRCM Advisers without cause is difficult and costly. We have the right to terminate for cause; however, the term “cause” is limited to certain specifically described circumstances. In the absence of cause, we may only terminate it after October 28, 2017, upon the vote of at least two-thirds of all of our independent directors or by a vote of the holders of a majority of the outstanding shares of our common stock. Additionally, upon a termination by Two Harbors without cause (or upon a termination by PRCM Advisers due to our material breach), the management agreement requires us to pay PRCM Advisers a termination payment equal to three times the sum of the average annual base management fee received by PRCM Advisers during the 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter. This provision increases the effective cost to us of terminating our relationship with PRCM Advisers, even if we believe that PRCM Advisers’ performance is not satisfactory.
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
Our amended and restated bylaws designate certain Maryland courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated bylaws provided that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, shall be the sole and exclusive forum for the following: any derivative action or proceeding brought on behalf of the corporation; any action asserting a claim of breach of any duty owed by any of our directors, officers or other employees to the corporation or to our stockholders; any action asserting a claim against the corporation or any of our directors, officers or other employees arising pursuant to any provision of the MGCL or our charter or bylaws; or any action asserting a claim against the corporation or any of our directors, officers or other employees that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Risks Related to Our Securities
Future issuances and sales of shares of our common stock may depress the market price of our common stock or have adverse consequences for our stockholders.
We have 900,000,000 authorized shares of common stock and we may increase our authorized common stock without stockholder approval. As of December 31, 2016, 347,652,326 shares of common stock were issued and outstanding. In May 2015, our stockholders approved our Second Restated 2009 Equity Incentive Plan, or the Plan, which provides for grants of restricted common stock and other equity-based awards, subject to a ceiling of 13,000,000 shares available for issuance under the Plan. As of December 31, 2016, we had granted an aggregate of 5,429,464 shares of common stock to our independent directors and Pine River employees pursuant to the Plan. Additionally, in January 2017, we issued through an underwritten public offering $287,500,000 in aggregate principal amount of 6.25% convertible senior notes due January 2022. A total of 32,633,349 shares have been reserved for issuance in connection with these notes.
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

Any future offerings of our securities could dilute our existing stockholders and may rank senior for purposes of dividend and liquidating distributions.
In order to grow our business, we may rely on additional issuances of securities which may rank senior and/or be dilutive to our stockholders. For example, in January 2017, we completed an offering of senior unsecured notes due January 2022 that are convertible into shares of our common stock at the election of the noteholder. Any election by noteholders to convert their notes into shares of our common stock will dilute the interests of other stockholders. In addition, upon liquidation, holders of our debt securities would receive a distribution of our available assets before holders of our common shares.
In the future, we may again elect to raise capital through the issuance of convertible or non-convertible debt or equity securities. Upon liquidation, holders of our debt securities and preferred stock, if any, and lenders with respect to other borrowings will be entitled to our available assets prior to the holders of our common stock. Convertible debt and convertible preferred stock may have anti-dilution provisions which are unfavorable to our common stockholders. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Any preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to our stockholders or favorable conversion rights. Sales of substantial amounts of our common stock or the sale of securities which have rights and preferences that are superior to our common stock, or the perception that these sales could occur, may have a material adverse effect on the price of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their holdings.
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
The market price of our common stock may be highly volatile and subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. The stock market has experienced and may in the future experience extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances. If the market price of our common stock declines significantly, you may be unable to resell your shares of our common stock at a gain. Further, fluctuations in the trading price of our common stock may adversely affect the liquidity of the trading market for our common stock and, in the event that we seek to raise capital through future equity financings, our ability to raise such equity capital. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.
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
The Protecting Americans from Tax Hikes Act of 2015 contains changes to certain aspects of the U.S. federal income tax rules applicable to REITs. In particular, the act will reduce the maximum allowable value of assets attributable to our TRSs from 25% to 20%, which change will be applicable with respect to tax years beginning after December 31, 2017. In addition, the act will adjust the way we may calculate certain earnings and profits calculations to avoid double taxation at the stockholder level. These modifications could result in changes in our tax positions or investments and may adversely impact our financial condition and results of operations.

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
The maximum U.S. federal income tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for these reduced rates. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares of common stock. Also, to the extent that tax rates change in the future, the attractiveness of an investment in our shares may decrease, which could adversely affect the value of our securities.
We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our shares.
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, and the Trump administration has recently called for substantial modifications to U.S. tax policies. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

REIT limitations may affect our ability to dispose of real properties we may acquire in the course of our MSR and commercial real estate businesses, or in meeting our obligations under prior securitization transactions.
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
Our qualification as a REIT may depend on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets we acquire.
When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining, among other things, whether such securities represent debt or equity securities for U.S. federal income tax purposes, the value of such securities, and also to what extent those securities constitute qualified real estate assets for purposes of the REIT asset tests and produce qualified income for purposes of the 75% gross income test. In addition, we may from time to time obtain and rely upon opinions of counsel regarding the qualification of certain assets and income as real estate assets. The inaccuracy of any such opinions, advice or statements may adversely affect our ability to qualify as a REIT and result in significant corporate-level tax.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal place of business is located at 590 Madison Avenue, 36th Floor, New York, New York 10022. In New York, we lease 5,768 square feet of office space pursuant to a lease that expires in August 2017 and 8,934 square feet of office space pursuant to a lease that expires in April 2022. We also have offices located at 601 Carlson Parkway, Suite 1400, Minnetonka, Minnesota 55305 and 8625 Tamiami Trail North, Naples, Florida 34108. In Minnetonka, we lease 27,982 square feet of office space pursuant to a lease that expires in June 2022. In Naples, we lease 4,522 square feet of office space pursuant to a lease that expires in May 2021. In accordance with the shared facilities and services agreement between PRCM Advisers and Pine River, we may utilize additional Pine River office space in Minnetonka and New York.

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

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information
Our common stock is listed on the NYSE under the symbol “TWO”. As of February 24, 2017, 348,910,980 shares of common stock were issued and outstanding.
The following table shows the high and low sales prices for our common stock as reported on the NYSE during the calendar years ended December 31, 2016 and 2015:

Quarter Ended	Common Stock
2016	High	Low
December 31	$9.14	$7.91
September 30	$9.18	$8.42
June 30	$8.80	$7.62
March 31	$8.49	$6.91
2015
December 31	$9.24	$7.80
September 30	$10.30	$8.00
June 30	$10.78	$9.71
March 31	$11.00	$10.00

Holders
As of February 21, 2017, there were 484 registered holders and approximately 80,272 beneficial owners of our common stock.

Dividends
On December 15, 2016, we declared a cash dividend to our common stockholders, which was paid on January 27, 2017, totaling $83.4 million, or $0.24 per share. The following table presents cash dividends declared on our common stock for the years ended December 31, 2016 and 2015:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 15, 2016	December 30, 2016	January 27, 2017	$0.24
September 15, 2016	September 30, 2016	October 20, 2016	$0.23
June 16, 2016	June 30, 2016	July 20, 2016	$0.23
March 15, 2016	March 31, 2016	April 21, 2016	$0.23
December 16, 2015	December 30, 2015	January 20, 2016	$0.26
September 16, 2015	September 30, 2015	October 22, 2015	$0.26
June 17, 2015	June 30, 2015	July 21, 2015	$0.26
March 18, 2015	March 31, 2015	April 21, 2015	$0.26

All dividend distributions are authorized by our board of directors, in its discretion, and will depend on such items as our REIT taxable earnings, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on our common stock. We intend to pay quarterly dividends and currently intend to distribute to our stockholders as dividends 100% of our REIT taxable income, on an annual basis.
We have not established a minimum dividend distribution level for our common stock. See Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Annual Report on Form 10-K for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends in 2017 and thereafter.

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
The following table presents certain information about the Plan as of December 31, 2016:

	December 31, 2016
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders (1)	—	$—	7,526,278
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	7,526,278
___________________

(1)	For a detailed description of the Plan, see Note 21 - Equity Incentive Plan of the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

Performance Graph
The following graph compares the stockholder’s cumulative total return, assuming $100 invested at December 31, 2011, with all reinvestment of dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor’s 500 Stock Index, or S&P 500; and (iii) the stocks included in the Bloomberg REIT Mortgage Index.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Two Harbors Investment Corp.,
S&P 500 and Bloomberg REIT Mortgage Index

	December 31,
Index	2016	2015	2014	2013	2012
Two Harbors Investment Corp.	$182.82	$152.17	$168.65	$141.16	$140.08
S&P 500	$198.10	$176.95	$174.55	$153.55	$115.99
Bloomberg REIT Mortgage Index	$153.14	$125.24	$138.99	$116.38	$119.18

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase program in effect as of December 31, 2015 allowed for the repurchase of up to an aggregate of 25,000,000 shares of our common stock. During the year ended December 31, 2016, our board of directors approved an increase of 50,000,000 shares, for up to a total of 75,000,000 shares authorized for repurchase by us under the program. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of December 31, 2016, a total of 24,135,000 shares had been repurchased under the program for an aggregate cost of $200.4 million; of these, 8,020,000 shares were repurchased for a total cost of $61.3 million during the year ended December 31, 2016. We did not repurchase shares during the three months ended December 31, 2016.

Item 6. Selected Financial Data
Our selected financial data set forth below should be read in conjunction with our consolidated financial statements and the accompanying notes included under Item 8 of this Annual Report on Form 10-K. Certain amounts for prior periods have been reclassified to conform to the 2016 presentation.

(in thousands)	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Interest income:
Available-for-sale securities	$415,052	$458,515	$506,268	$507,180	$448,620
Trading securities	—	8,676	12,913	5,963	4,873
Residential mortgage loans held-for-sale	23,037	28,966	16,089	22,185	609
Residential mortgage loans held-for-investment in securitization trusts	133,993	95,740	41,220	19,220	—
Commercial real estate assets	59,819	9,138	—	—	—
Cash and cash equivalents	1,589	902	717	1,043	944
Total interest income	633,490	601,937	577,207	555,591	455,046
Interest expense:
Repurchase agreements	97,461	73,049	76,177	89,470	72,106
Collateralized borrowings in securitization trusts	97,729	57,216	26,760	10,937	—
Federal Home Loan Bank advances	26,101	11,921	4,513	—	—
Revolving credit facilities	604	—	—	—	—
Total interest expense	221,895	142,186	107,450	100,407	72,106
Net interest income	411,595	459,751	469,757	455,184	382,940
Other-than-temporary impairment losses	(1,822)	(535)	(392)	(1,662)	(10,952)
Other income (loss):
(Loss) gain on investment securities	(107,374)	363,379	87,201	(54,430)	122,466
Gain (loss) on interest rate swap and swaption agreements	45,371	(210,621)	(345,647)	245,229	(159,775)
Gain (loss) on other derivative instruments	99,379	(5,049)	(17,529)	95,345	(40,906)
Gain (loss) on residential mortgage loans held-for-sale	16,085	14,285	17,297	(33,846)	2,270
Servicing income	143,616	127,412	128,160	11,795	—
(Loss) gain on servicing asset	(83,531)	(99,584)	(128,388)	13,881	—
Other (loss) income	(5,955)	(21,790)	18,539	14,835	—
Total other income (loss)	107,591	168,032	(240,367)	292,809	(75,945)
Expenses:
Management fees	46,434	50,294	48,803	41,707	33,168
Securitization deal costs	6,152	8,971	4,638	4,153	—
Servicing expenses	32,724	28,101	25,925	3,761	—
Other operating expenses	63,483	64,162	56,231	37,259	17,678
Restructuring charges	2,990	—	—	—	—
Total expenses	151,783	151,528	135,597	86,880	50,846
Income from continuing operations before income taxes	365,581	475,720	93,401	659,451	245,197
Provision for (benefit from) income taxes	12,303	(16,490)	(73,738)	84,411	(42,219)
Net income from continuing operations	353,278	492,210	167,139	575,040	287,416
Income from discontinued operations	—	—	—	3,999	4,490
Net income	$353,278	$492,210	$167,139	$579,039	$291,906

(in thousands, except share data)	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Basic earnings per weighted average share:
Continuing operations	$1.01	$1.35	$0.46	$1.64	$1.19
Discontinued operations	—	—	—	0.01	0.02
Net income	$1.01	$1.35	$0.46	$1.65	$1.21
Diluted earnings per weighted average share:
Continuing operations	$1.01	$1.35	$0.46	$1.64	$1.18
Discontinued operations	—	—	—	0.01	0.02
Net income	$1.01	$1.35	$0.46	$1.65	$1.20
Dividends declared per common share	$0.93	$1.04	$1.04	$1.17	$1.71
Weighted average number of shares of common stock:
Basic	348,073,704	365,247,738	366,011,855	350,361,827	242,014,751
Diluted	348,073,704	365,247,738	366,011,855	350,992,387	242,432,156
Comprehensive income (loss):
Net income	$353,278	$492,210	$167,139	$579,039	$291,906
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities, net	(159,834)	(496,728)	411,054	(251,723)	755,174
Other comprehensive (loss) income	(159,834)	(496,728)	411,054	(251,723)	755,174
Comprehensive income (loss)	$193,444	$(4,518)	$578,193	$327,316	$1,047,080

	At December 31,
(in thousands)	2016	2015	2014	2013	2012
Available-for-sale securities	$13,128,857	$7,825,320	$14,341,102	$12,256,727	$13,666,954
Total assets	$20,112,056	$14,575,772	$21,084,309	$17,173,862	$16,813,944
Repurchase agreements	$9,316,351	$5,008,274	$12,932,463	$12,250,450	$12,624,510
Federal Home Loan Bank advances	$4,000,000	$3,785,000	$2,500,000	$—	$—
Total stockholders’ equity	$3,401,111	$3,576,561	$4,068,042	$3,854,995	$3,450,577

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

General
We are a Maryland corporation focused on investing in, financing and managing RMBS, MSR, commercial real estate and other financial assets, which we collectively refer to as our target assets. We operate as a REIT, as defined under the Code.
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
Our objective is to provide attractive risk-adjusted total return to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. We selectively acquire and manage an investment portfolio of our target assets, which is constructed to generate attractive returns through market cycles. We focus on asset selection and implement a relative value investment approach across various sectors within the mortgage market. Our target assets include the following:

•
Agency RMBS (which includes inverse interest-only Agency securities classified as “Agency Derivatives” for purposes of U.S. GAAP), meaning RMBS whose principal and interest payments are guaranteed by Ginnie Mae, Fannie Mae, or Freddie Mac;

•	Non-Agency RMBS, meaning RMBS that are not issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac;

•	MSR;

•	Commercial real estate assets; and

•	Other financial assets comprising approximately 5% to 10% of the portfolio.
We generally view our target assets in three strategies that are based on our core competencies of understanding and managing prepayment and credit risk. Our rates strategy includes assets that are sensitive to changes in interest rates and prepayment speeds, specifically Agency RMBS and MSR. Our credit strategy includes assets with inherent credit risk, including non-Agency RMBS. Our commercial strategy includes as target assets first mortgage loans, mezzanine loans, B-notes and preferred equity. Other assets include financial and mortgage-related assets other than the target assets in our rates, credit and commercial strategies, including residential mortgage loans (see discussion below) and certain non-hedging transactions that may produce non-qualifying income for purposes of the REIT gross income tests.
As opportunities in the residential and commercial mortgage marketplace change, we continue to evolve our business model. From a capital allocation perspective, we expect to continue to increase our allocation towards MSR and commercial real estate assets over time. Additionally, during the year ended December 31, 2016, we increased our allocation towards Agency RMBS due to attractive market prices. Within our non-Agency RMBS portfolio, we have a substantial emphasis on “legacy” securities, which include securities issued prior to 2009. We also hold “new issue” non-Agency RMBS, which we believe have enabled us to find attractive returns and further diversify our non-Agency RMBS portfolio.
In July 2016, we announced our plan to discontinue our mortgage loan conduit and securitization business, through which we acquired prime nonconforming residential mortgage loans from select mortgage loan originators and secondary market institutions with the intent to securitize the loans through the issuance of non-Agency mortgage-backed securities and/or exit through a whole loan sale. During the remainder of 2016, all remaining commitments to purchase mortgage loans were funded, an additional securitization transaction was completed and substantially all of the remaining prime nonconforming residential loans were sold through whole loan sale transactions. The wind down process was completed at the end of 2016, though we currently intend to retain certain subordinated securities from our prior securitization transactions. In addition, we hold a small legacy portfolio of credit sensitive residential mortgage loans, or CSL, which are loans where the borrower has previously experienced payment delinquencies and is more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default on CSL than on newly originated residential mortgage loans.
Within our MSR business, we purchase the right to control the servicing of mortgage loans from high-quality originators. We do not directly service the mortgage loans we acquire, nor the mortgage loans underlying the MSR we acquire; rather, we contract with appropriately licensed third-party subservicers to handle substantially all servicing functions.

We believe our investment model allows management to allocate capital across various sectors within the mortgage market, with a focus on asset selection and the implementation of a relative value investment approach. Our capital allocation decisions factor in the opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, capital allocation reflects management’s flexible approach to investing in the marketplace. The following table provides our capital allocation in each of our investment strategies as of December 31, 2016 and the four immediately preceding period ends:

	As of
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Rates strategy	58%	54%	56%	56%	49%
Credit strategy	27%	31%	31%	33%	43%
Commercial strategy	15%	15%	13%	11%	8%

As our capital allocation shifts, our annualized yields and cost of financing shift. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts (e.g., uncertainty of prepayment speeds, extension risk and credit events).
For the three months ended December 31, 2016, our net yield realized on the portfolio was lower than previous periods. Yields and net interest spreads on Agency RMBS and MSR are generally lower than recent quarters, while net yields on non-Agency RMBS and net economic interests in consolidated securitization trusts have increased due to continued improvement in legacy non-Agency fundamentals, credit performance and prepayments and sales of higher-rated retained interests from on-balance sheet securitizations. Net yields on residential mortgage loans held-for-sale and commercial real estate assets have been relatively consistent. Our cost of financing has increased slightly as a result of increases in borrowing rates offered by counterparties. The following table provides the average annualized yield on our assets, including Agency and non-Agency RMBS, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment, net of collateralized borrowings, in securitization trusts, commercial real estate assets and MSR for the three months ended December 31, 2016, and the four immediately preceding quarters:

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Average annualized portfolio yield (1)	3.54%	3.50%	3.77%	4.58%	4.56%
Cost of financing (2)	1.17%	1.08%	1.18%	1.21%	1.30%
Net portfolio yield	2.37%	2.42%	2.59%	3.37%	3.26%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

We seek to deploy moderate leverage as part of our investment strategy. We generally finance our RMBS, including retained interests from our previous on-balance sheet securitizations, and commercial real estate assets through short- and long-term borrowings structured as repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. We also finance our MSR through revolving credit facilities. Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while non-Agency RMBS, commercial real estate assets and MSR, with less liquidity and/or more exposure to credit risk, utilize lower levels of leverage. We believe the debt-to-equity ratio funding our Agency RMBS, non-Agency RMBS, commercial real estate assets and MSR is the most meaningful leverage measure as collateralized borrowings on residential mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity. As a result, our debt-to-equity ratio is determined by our portfolio mix as well as many additional factors, including the liquidity of our portfolio, the sustainability and price of our financing, diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. Over the past several quarters, we have generally maintained a debt-to-equity ratio range of 3.0 to 5.0 times to finance our RMBS portfolio, residential mortgage loans held-for-sale, commercial real estate assets and MSR, on a fully deployed capital basis. Our debt-to-equity ratio is directly correlated to the make-up of our portfolio; specifically, the higher percentage of Agency RMBS we hold, the higher our debt-to-equity ratio is, while the higher percentage of non-Agency RMBS, commercial real estate assets and MSR we hold, the lower our debt-to-equity ratio is. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from common stock offerings we conduct. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Repurchase Agreements” for further discussion.
We recognize that investing in our target assets is competitive and we compete with other entities for attractive investment opportunities. We rely on our management team and our dedicated team of investment professionals provided by our external manager to identify investment opportunities. In addition, we have benefited and expect to continue to benefit from our external manager’s analytical and portfolio management expertise and infrastructure. We believe that our significant focus in the residential and commercial mortgage markets, the extensive mortgage market expertise of our investment team, our strong analytics and our disciplined relative value investment approach give us a competitive advantage versus our peers.
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

Overview
Our 2016 efforts focused on three strategic objectives that we believe have positioned us for long-term success.

•
Managing a portfolio of RMBS to generate attractive returns with balanced risks. We operate a hybrid REIT model, diversifying our portfolio across Agency and non-Agency RMBS in combination with derivative hedging instruments. We manage to an overall low level of interest rate exposure and leverage. We believe effectively managing an appropriate balance of risks within our portfolio is critical to providing attractive risk-adjusted returns to our stockholders and our ability to adjust our allocations and deploy capital across sectors allows us to optimize portfolio results over time.

•
Executing business diversification opportunities across MSR and commercial real estate assets. We continue to pursue a variety of opportunities that leverage our core competencies of credit and prepayment risk management. Within our MSR business, we purchase the right to control the servicing of mortgage loans from high-quality originators. During 2016, we expanded our flow-sale arrangements within our originator partner network. In addition, we originate and acquire senior and mezzanine commercial real estate assets. These assets are U.S. domiciled and are secured by a diverse mix of property types including office, retail, multifamily, industrial and hotel properties. As of December 31, 2016, we had invested in first mortgage and mezzanine commercial real estate loans. We are taking a measured approach as we diversify, keeping true to our strategic long-term plans and our core strengths.

•
Maintaining “best in class” investment, corporate governance, investor relations and disclosure practices. We attribute our growth to portfolio alpha generation, innovation and best practice in corporate governance and disclosure.

Factors Affecting our Operating Results
Our net interest income includes income from our RMBS portfolio, including the amortization of purchase premiums and accretion of purchase discounts, and income from our residential mortgage loans and commercial real estate assets. Net interest income, as well as our servicing income, net of subservicing expenses, will fluctuate primarily as a result of changes in market interest rates, our financing costs and prepayment speeds on our assets. Interest rates, financing costs and prepayment rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results will also be affected by default rates and credit losses with respect to the mortgage loans underlying our non-Agency RMBS and in our residential mortgage loan and commercial real estate portfolios.

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our consolidated balance sheets and statements of comprehensive income (loss) are significantly affected by fluctuations in market prices. At December 31, 2016, approximately 86.8% of our total assets, or $17.5 billion, and approximately 18.2% of our total liabilities, or $3.0 billion, consisted of financial instruments recorded at fair value. See Note 14 - Fair Value to the consolidated financial statements, included in this Annual Report on Form 10-K, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. Although markets for asset-backed securities, including RMBS, have modestly stabilized since the severe dislocations experienced as a result of the financial crisis, these markets continue to experience volatility and, as a result, our assets and liabilities will be subject to valuation adjustment as well as changes in the inputs we use to measure fair value.
Any temporary change in the fair value of our available-for-sale, or AFS, securities, excluding Agency interest-only mortgage-backed securities and GSE credit risk transfer securities, is recorded as a component of accumulated other comprehensive income and does not impact our earnings. Our reported earnings for U.S. GAAP purposes, or GAAP net income, is affected, however, by fluctuations in market prices on the remainder of our financial assets and liabilities recorded at fair value. For the year ended December 31, 2016, the change in unrealized fair value gains on interest rate swap and swaption agreements, which are accounted for as derivative trading instruments under U.S. GAAP, positively affected our financial results. The change in fair value of interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the year ended December 31, 2016. Our financial results for the year ended December 31, 2016 were positively affected by a change in unrealized fair value gains on Agency interest-only mortgage-backed securities and GSE credit risk transfer securities, residential mortgage loans held-for-sale, net economic interests in consolidated securitization trusts and MSR.
For the year ended December 31, 2015, the change in unrealized fair value gains on interest rate swap and swaption agreements positively affected our financial results. The change in fair value of the interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the year ended December 31, 2015. Our financial results for the year ended December 31, 2015 were negatively affected by a change in unrealized fair value losses on Agency interest-only mortgage-backed securities and GSE credit risk transfer securities, certain U.S. Treasuries classified as trading instruments due to their short-term investment objectives, residential mortgage loans held-for-sale, net economic interests in consolidated securitization trusts and MSR.
In addition, our financial results for the year ended December 31, 2016 and 2015 were affected by the changes in unrealized gains and losses of certain other derivative instruments that were accounted for as trading derivative instruments (i.e., credit default swaps, TBAs, short U.S. Treasuries, put and call options for TBAs and U.S. Treasuries, constant maturity swaps, Markit IOS total return swaps, inverse interest-only securities and forward residential mortgage loan purchase commitments).

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
The methods used by us to estimate fair value for AFS securities, residential mortgage loans, MSR and collateralized borrowings may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe that our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We use inputs that are current as of the measurement date, which in periods of market dislocation, may have reduced transparency.

Classification and Valuation of Available-for-Sale Securities
Our RMBS investments consist primarily of Agency RMBS and non-Agency RMBS that we classify as available-for-sale, or AFS. All assets classified as AFS, excluding Agency interest-only mortgage-backed securities and GSE credit risk transfer securities, are reported at estimated fair value with changes in fair value included in accumulated other comprehensive income, a separate component of stockholders’ equity, on an after-tax basis. On July 1, 2015, we elected the fair value option for Agency interest-only securities and GSE credit risk transfer securities acquired on or after such date. All Agency interest-only securities and GSE credit risk transfer securities acquired on or after July 1, 2015 are carried at estimated fair value with changes in fair value recorded as a component of (loss) gain on investment securities in the consolidated statements of comprehensive income (loss).
When the estimated fair value of an AFS security is less than amortized cost, we consider whether there is an other-than-temporary impairment in the value of the security that is required to be recognized in GAAP net income. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to whether we (i) have the intent to sell the investment securities, (ii) are more likely than not to be required to sell the investment securities before recovery, or (iii) do not expect to recover the entire amortized cost basis of the investment securities. Investments with unrealized losses are not considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the amortized cost basis of the investments. If an impairment is determined to be solely driven by the inability to fully recover the entire amortized cost basis over the remaining life of the security, the security is further analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, is then recognized in GAAP net income, while the balance of impairment related to other factors is recognized in other comprehensive (loss) income.
Classification and Valuation of Residential Mortgage Loans Held-for-Investment in Securitization Trusts
Our residential mortgage loans held-for-investment in securitization trusts are carried at fair value as a result of a fair value option election, with changes in fair value recorded in GAAP net income. An entity is allowed to measure both the financial assets and financial liabilities of a qualifying collateralized financing entity, or CFE, it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. Since our securitization trusts are considered qualifying CFEs, we determine the fair value of these residential mortgage loans based on the fair value of our collateralized borrowings in securitization trusts and our retained interests from on-balance sheet securitizations (eliminated in consolidation in accordance with U.S. GAAP), as the fair value of these instruments is more observable.
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
Impairment of Commercial Real Estate Loans Held-for-Investment
Commercial real estate loans held-for-investment, which are included in commercial real estate assets on the consolidated balance sheets, are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the loans are deemed impaired. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due pursuant to the contractual terms of the loan. Because our commercial real estate loans are collateralized either by real property or by equity interests in the commercial real estate borrower, impairment is measured by comparing the estimated fair value of the underlying collateral to the amortized cost of the respective loan. The valuation of the underlying collateral requires significant judgment, which includes assumptions regarding capitalization rates, leasing, credit worthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, overall economic conditions, the broader commercial real estate market, local geographic sub-markets, and other factors deemed necessary. If a loan is determined to be impaired, we record an allowance to reduce the carrying value of the loan through a charge to provision for loan losses. Actual losses, if any, could ultimately differ from these estimates.

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
Derivatives are primarily used for hedging purposes rather than speculation. We rely on internal models corroborated by quotations from a third party to determine these fair values. If our hedging activities do not achieve their desired results, our reported GAAP net income may be adversely affected.
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

Market Conditions and Outlook
The key macroeconomic factors that impact our business are U.S. residential and commercial property prices, national employment rates and the interest rate environment. Home prices increased modestly through the fourth quarter of 2016 and are expected to gradually appreciate over the next several years. Credit standards remain tight, despite a modest easing in recent periods, and have limited borrowers’ ability to refinance their mortgages notwithstanding low interest rates and government programs that promote refinancing. Employment market conditions remain relatively solid as jobless claims, unemployment and payroll data are showing stability, although underemployment levels remain stubbornly high and new job creation has been disappointing. Other than LTV ratios and cash reserves, we believe employment is the most powerful determinant of homeowners’ ongoing likelihood to pay their mortgages. Home price performance and employment are particularly important to our non-Agency portfolio.
The interest rate environment remained volatile in the fourth quarter of 2016 as a result of domestic economic data and political events as well as international developments. Interest rates remained low at the beginning of the fourth quarter following decreases experienced in the third quarter largely as a result of Britain’s vote to exit the European Union. Rates increased dramatically, however, following the U.S. presidential and congressional election, a strengthening jobs report and the Federal Reserve’s rate hike in December. The Trump administration has indicated that it will focus on several issues that could impact interest rates, the U.S. economy and U.S. businesses, including but not limited to tax reform, deregulation, fiscal spending measures and trade. While there is much uncertainty regarding the timing and specifics of any policy changes, any such actions could affect our business. Nevertheless, interest rates remain at historically low levels and that environment is expected to persist in the near term, as the Federal Reserve has reiterated it will take a measured and conservative approach to future interest rate decisions. Additionally, it appears the Federal Reserve will continue to reinvest its mortgage-backed security principal repayments for the foreseeable future.
We believe our blended Agency and non-Agency RMBS portfolio and our investing expertise, as well as our operational capabilities to invest in MSR and commercial real estate assets, will allow us to better navigate the dynamic mortgage market while future regulatory and policy activities take shape. Having a diversified portfolio allows us to mitigate a variety of risks, including interest rate and RMBS spread volatility. As such, we have diversified into several target assets that capitalize on our prepayment and credit expertise.
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
The following table provides the carrying value of our RMBS portfolio by product type:

(dollars in thousands)	December 31, 2016		December 31, 2015
Agency
Fixed Rate	$11,196,011	84.5%	$5,864,294	73.4%
Hybrid ARM	30,463	0.2%	108,596	1.4%
Total Agency	11,226,474	84.7%	5,972,890	74.8%
Agency Derivatives	126,599	1.0%	157,906	2.0%
Non-Agency
Senior	1,210,462	9.1%	1,313,695	16.4%
Mezzanine	687,644	5.2%	532,572	6.7%
Interest-only securities	4,277	—%	6,163	0.1%
Total Non-Agency	1,902,383	14.3%	1,852,430	23.2%
Total	$13,255,456		$7,983,226

Prepayment speeds and volatility due to interest rates
Our Agency RMBS portfolio is subject to inherent prepayment risk. We seek to offset a portion of our Agency pool exposure to prepayment speeds through our MSR and interest-only Agency RMBS portfolios. Generally, a decline in interest rates that leads to rising prepayment speeds will cause the market value of our interest-only securities and MSR to deteriorate, and our fixed coupon Agency pools to increase. The inverse relationship occurs when interest rates increase and prepayments slow. As previously discussed, despite the Federal Reserve raising rates again in December 2016, the low interest rate environment is expected to persist in the near term. However, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, could cause prepayment speeds to increase on many RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios, including an overall faster prepayment environment.
The following table provides the three-month weighted average constant prepayment rate, or CPR, on our Agency RMBS throughout 2016:

	Three Months Ended
Agency RMBS	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Weighted Average CPR	7.1%	9.7%	8.6%	9.2%

Although we are unable to predict the movement in interest rates in 2017 and beyond, our diversified portfolio management strategy is intended to generate attractive yields with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.
Our Agency RMBS are collateralized by pools of fixed-rate mortgage loans and hybrid adjustable-rate mortgage loans, or hybrid ARMs, which are mortgage loans that have interest rates that are fixed for an initial period and adjustable thereafter. Our Agency portfolio also includes securities with implicit or explicit prepayment protection, including lower loan balances (securities collateralized by loans of less than $175,000 in initial principal balance), higher LTVs (securities collateralized by loans with LTVs greater than or equal to 80%), certain geographic concentrations and lower FICO scores. Our overall allocation of Agency RMBS and holdings of pools with specific characteristics are viewed in the context of our aggregate rates strategy, including MSR and related derivative hedging instruments. Additionally, the selection of securities with certain attributes is driven by the perceived relative value of the securities, which factors in the opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, Agency RMBS capital allocation reflects management’s flexible approach to investing in the marketplace.
The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	As of December 31, 2016
(dollars in thousands)	Principal/ Current Face	Carrying Value	% of Agency Portfolio	% Prepayment Protected	Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
3.0-3.5%	$6,652,972	$6,762,130	59.6%	70.5%	3.3%	$6,909,378	5
4.0-4.5%	3,237,989	3,462,866	30.5%	100.0%	4.2%	3,480,181	42
≥ 5%	455,030	511,738	4.5%	100.0%	5.5%	490,706	96
	10,345,991	10,736,734	94.6%	81.4%	3.7%	10,880,265	21
15-Year & Other Fixed	234,949	229,928	2.0%	0.8%	4.6%	227,918	141
Hybrid ARM	28,582	30,463	0.3%	—%	4.9%	30,165	154
Interest-only	2,961,895	229,349	2.0%	—%	2.3%	246,373	39
Agency Derivatives	740,844	126,599	1.1%	—%	5.2%	109,762	152
Total Agency RMBS	$14,312,261	$11,353,073	100.0%	77.0%		$11,494,483

	As of December 31, 2015
(dollars in thousands)	Principal/ Current Face	Carrying Value	% of Agency Portfolio	% Prepayment Protected	Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
4.0-4.5%	$3,979,110	$4,290,199	70.0%	100.0%	4.2%	$4,284,600	30
≥ 5%	561,874	632,954	10.3%	100.0%	5.5%	607,318	84
	4,540,984	4,923,153	80.3%	100.0%	4.4%	4,891,918	37
15-Year & Other Fixed	330,142	326,745	5.3%	0.7%	4.6%	315,557	116
Home equity conversion mortgages	365,986	386,489	6.3%	—%	4.5%	383,771	43
Hybrid ARM	101,836	108,596	1.8%	—%	3.6%	106,293	142
Interest-only	2,918,082	227,907	3.7%	—%	2.1%	232,299	29
Agency Derivatives	932,037	157,906	2.6%	—%	6.1%	139,859	140
Total Agency RMBS	$9,189,067	$6,130,796	100.0%	80.3%		$6,069,697

Our non-Agency RMBS yields are expected to increase if prepayment rates on such assets exceed our prepayment assumptions. To the extent that prepayment speeds increase due to macroeconomic factors, we expect to benefit from the ability to recognize the income from the heavily discounted RMBS prices that principally arose from credit or payment default expectations.
The following tables provide discount information on our non-Agency RMBS portfolio:

	As of December 31, 2016
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$1,622,604	$924,000	$185,535	$2,732,139
Unamortized discount
Designated credit reserve	(315,009)	(52,428)	—	(367,437)
Unamortized net discount	(377,017)	(250,786)	(181,172)	(808,975)
Amortized Cost	$930,578	$620,786	$4,363	$1,555,727

	As of December 31, 2015
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$1,801,283	$624,253	$229,845	$2,655,381
Unamortized discount
Designated credit reserve	(373,729)	(35,348)	—	(409,077)
Unamortized net discount	(383,816)	(98,729)	(224,476)	(707,021)
Amortized Cost	$1,043,738	$490,176	$5,369	$1,539,283

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
We evaluate and review credit risk on our residential mortgage loans on an ongoing basis using quantitative and qualitative analysis and through on-going asset surveillance.
We evaluate credit risk on our commercial real estate assets through a comprehensive asset selection process, which includes valuing the underlying collateral property as well as the financial and operating capability of the borrower, borrowing entity or loan sponsor. We also assess the financial wherewithal of any loan guarantors, the borrower’s competency in managing and operating the properties, and the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. We evaluate each commercial real estate asset for impairment at least quarterly and may record an allowance to reduce the carrying value of the asset to the present value of expected future cash flows, if deemed impaired.
Counterparty exposure and leverage ratio
We monitor counterparty exposure in our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations and we attempt to manage our cash balances across these organizations to reduce our exposure to a single counterparty.
As of December 31, 2016, we had entered into repurchase agreements with 31 counterparties, 23 of which had outstanding balances at December 31, 2016, including three facilities that provide short-term financing for our commercial real estate collateral with outstanding balances at December 31, 2016. In addition, we held both short- and long-term secured advances from the FHLB as well as short-term borrowings under revolving credit facilities from two counterparties. As of December 31, 2016, we had a total consolidated debt-to-equity ratio of 4.8:1.0. The debt-to-equity ratio funding our RMBS AFS, commercial real estate assets, MSR and Agency Derivatives only was 3.9:1.0. We believe the debt-to-equity ratio funding our RMBS AFS, commercial real estate assets, MSR and Agency Derivatives is the most meaningful debt-to-equity measure as collateralized borrowings on residential mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity.
As of December 31, 2016, we held $406.9 million in cash and cash equivalents, approximately $2.6 million of unpledged Agency securities and derivatives and $26.1 million of unpledged non-Agency securities and retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP. As a result, we had an overall estimated unused borrowing capacity on our unpledged RMBS and retained interests of approximately $19.8 million. We also held approximately $40.1 million of unpledged residential mortgage loans held-for-sale, for which we had no unused borrowing capacity. As of December 31, 2016, we held approximately $43.9 million of unpledged mezzanine commercial real estate loans and $10.8 million of unpledged commercial real estate first mortgages, and an overall estimated unused borrowing capacity on unpledged commercial real estate assets of approximately $36.5 million. We also held approximately $512.9 million of unpledged MSR, for which we had no unused borrowing capacity. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided or the inability to meet lenders’ eligibility requirements for specific types of asset classes. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than if we carried higher leverage.
We also monitor exposure to our mortgage loan and MSR counterparties. In connection with our previous securitization transactions, we were required to make certain representations and warranties to the investors in the RMBS we issued. We may also be required to make representations and warranties to investors in the loans underlying the MSR we own. If the representations and warranties prove to be inaccurate, we may be obligated to repurchase certain mortgage loans, which may impact the profitability of our portfolio. Although we obtain similar representations and warranties from the counterparty from which we acquired the relevant asset, if those representations and warranties do not directly mirror those we make to the investor, or if we are unable to enforce the representations and warranties against the counterparty for a variety of reasons, including the financial condition or insolvency of the counterparty, we may not be able to seek indemnification from our counterparties for any losses attributable to the breach.

Summary of Results of Operations and Financial Condition
Our GAAP net income was $341.4 million and $353.3 million ($0.98 and $1.01 per weighted share) for the three and twelve months ended December 31, 2016, as compared to GAAP net income of $210.7 million and $492.2 million ($0.59 and $1.35 per weighted share) for the three and twelve months ended December 31, 2015.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding Agency interest-only securities and GSE credit risk transfer securities, do not impact our GAAP net income or taxable income but are recognized on our consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” As a result of this fair value accounting through stockholders’ equity, we expect our net income to have less significant fluctuations and result in less U.S. GAAP to taxable income timing differences, than if the portfolio were accounted for as trading instruments. For the three and twelve months ended December 31, 2016, net unrealized losses on AFS securities recognized as other comprehensive income, net of tax, were $339.2 million and $159.8 million, respectively. This, combined with GAAP net income of $341.4 million and $353.3 million, resulted in comprehensive income of $2.2 million and $193.4 million for the three and twelve months ended December 31, 2016, respectively. For the three and twelve months ended December 31, 2015, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $213.9 million and $496.7 million, respectively. This, combined with GAAP net income of $210.7 million and $492.2 million, resulted in comprehensive loss of $3.2 million and $4.5 million for the three and twelve months ended December 31, 2015, respectively.
On December 15, 2016, we declared a cash dividend of $0.24 per share, bringing our total 2016 cash dividends declared to $0.93 per diluted share. Our book value per common share for U.S. GAAP purposes was $9.78 at December 31, 2016, a decrease from $10.11 book value per common share at December 31, 2015. During this twelve month period, we recognized comprehensive income of $193.4 million, but declared cash dividends of $243.3 million, which drove the overall decrease in book value.

The following tables present the components of our comprehensive income (loss) for the three and twelve months ended December 31, 2016 and 2015, and the twelve months ended December 31, 2014:

(in thousands, except share data)	Three Months Ended		Year Ended
Income Statement Data:	December 31,		December 31,
	2016	2015	2016	2015	2014
Interest income:	(unaudited)		(unaudited)
Available-for-sale securities	$122,719	$88,543	$415,052	$458,515	$506,268
Trading securities	—	—	—	8,676	12,913
Residential mortgage loans held-for-sale	3,248	7,698	23,037	28,966	16,089
Residential mortgage loans held-for-investment in securitization trusts	33,228	30,832	133,993	95,740	41,220
Commercial real estate assets	19,540	6,297	59,819	9,138	—
Cash and cash equivalents	354	235	1,589	902	717
Total interest income	179,089	133,605	633,490	601,937	577,207
Interest expense:
Repurchase agreements	31,679	14,851	97,461	73,049	76,177
Collateralized borrowings in securitization trusts	26,764	17,815	97,729	57,216	26,760
Federal Home Loan Bank advances	7,297	3,909	26,101	11,921	4,513
Revolving credit facilities	476	—	604	—	—
Total interest expense	66,216	36,575	221,895	142,186	107,450
Net interest income	112,873	97,030	411,595	459,751	469,757
Other-than-temporary impairment losses	—	—	(1,822)	(535)	(392)
Other income (loss):
(Loss) gain on investment securities	(173,469)	99,867	(107,374)	363,379	87,201
Gain (loss) on interest rate swap and swaption agreements	177,979	42,526	45,371	(210,621)	(345,647)
Gain (loss) on other derivative instruments	143,443	(2,077)	99,379	(5,049)	(17,529)
(Loss) gain on residential mortgage loans held-for-sale	(1,563)	(4,015)	16,085	14,285	17,297
Servicing income	34,959	32,799	143,616	127,412	128,160
Gain (loss) on servicing asset	127,895	(3,267)	(83,531)	(99,584)	(128,388)
Other (loss) income	(4,978)	(5,525)	(5,955)	(21,790)	18,539
Total other income (loss)	304,266	160,308	107,591	168,032	(240,367)
Expenses:
Management fees	11,166	12,270	46,434	50,294	48,803
Securitization deal costs	(89)	1,200	6,152	8,971	4,638
Servicing expenses	8,214	8,252	32,724	28,101	25,925
Other operating expenses	16,203	16,130	63,483	64,162	56,231
Restructuring charges	1,801	—	2,990	—	—
Total expenses	37,295	37,852	151,783	151,528	135,597
Income before income taxes	379,844	219,486	365,581	475,720	93,401
Provision for (benefit from) income taxes	38,441	8,780	12,303	(16,490)	(73,738)
Net income	$341,403	$210,706	$353,278	$492,210	$167,139
Basic and diluted earnings per weighted average common share	$0.98	$0.59	$1.01	$1.35	$0.46
Dividends declared per common share	$0.24	$0.26	$0.93	$1.04	$1.04
Basic and diluted weighted average number of shares of common stock outstanding	347,643,257	360,090,432	348,073,704	365,247,738	366,011,855

(in thousands)	Three Months Ended		Year Ended
Income Statement Data:	December 31,		December 31,
	2016	2015	2016	2015	2014
Comprehensive income (loss):	(unaudited)		(unaudited)
Net income	$341,403	$210,706	$353,278	$492,210	$167,139
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(339,216)	(213,940)	(159,834)	(496,728)	411,054
Other comprehensive (loss) income	(339,216)	(213,940)	(159,834)	(496,728)	411,054
Comprehensive income (loss)	$2,187	$(3,234)	$193,444	$(4,518)	$578,193

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The following analysis focuses on financial results during the three and twelve months ended December 31, 2016 and 2015.
Interest Income and Average Portfolio Yield
The following tables present the components of interest income and average annualized net asset yield earned by investment type on our AFS securities, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts, commercial real estate assets and Agency Derivatives for the three and twelve months ended December 31, 2016 and 2015:

	Three Months Ended December 31, 2016			Year Ended December 31, 2016
(dollars in thousands)	Average Balance (1)	Interest Income	Net Asset Yield	Average Balance (1)	Interest Income	Net Asset Yield
Available-for-sale securities	$14,072,745	$122,719	3.5%	$11,791,260	$415,052	3.5%
Trading securities	—	—	—%	—	—	—%
Residential mortgage loans held-for-sale	331,509	3,248	3.9%	566,239	23,037	4.1%
Residential mortgage loans held-for-investment in securitization trusts	3,453,981	33,228	3.8%	3,470,272	133,993	3.9%
Commercial real estate assets	1,275,788	19,540	6.1%	965,234	59,819	6.2%
	19,134,023	178,735	3.7%	16,793,005	631,901	3.8%
Agency derivatives (2)	111,720	4,431	15.9%	117,872	19,789	16.8%
Total	$19,245,743	$183,166	3.8%	$16,910,877	$651,690	3.9%

	Three Months Ended December 31, 2015			Year Ended December 31, 2015
(dollars in thousands)	Average Balance (1)	Interest Income	Net Asset Yield	Average Balance (1)	Interest Income	Net Asset Yield
Available-for-sale securities	$8,567,123	$88,543	4.1%	$11,533,417	$458,515	4.0%
Trading securities	—	—	—%	908,052	8,676	1.0%
Residential mortgage loans held-for-sale	767,102	7,698	4.0%	749,025	28,966	3.9%
Residential mortgage loans held-for-investment in securitization trusts	3,177,980	30,832	3.9%	2,467,905	95,740	3.9%
Commercial real estate assets	418,946	6,297	6.0%	142,693	9,138	6.4%
	12,931,151	133,370	4.1%	15,801,092	601,035	3.8%
Agency derivatives (2)	142,218	6,575	18.5%	149,601	27,848	18.6%
Total	$13,073,369	$139,945	4.3%	$15,950,693	$628,883	3.9%
____________________

(1)
Average balance represents average amortized cost on AFS securities, trading securities, commercial real estate assets and Agency Derivatives and average unpaid principal balance, adjusted for purchase price changes, on residential mortgage loans held-for-sale and residential mortgage loans held-for-investment in securitization trusts.

(2)	Interest income on Agency Derivatives is included in gain (loss) on other derivative instruments on the consolidated statements of comprehensive income (loss).

Total interest income, including interest income on Agency Derivatives, increased from $139.9 million and $628.9 million for the three and twelve months ended December 31, 2015 to $183.2 million and $651.7 million for the same periods in 2016, due primarily to the completion of multiple securitization transactions in 2015 and 2016 and the growth of our Agency RMBS and commercial real estate portfolios, offset by sales of non-Agency securities.
The decrease in net yields on AFS securities for the three and twelve months ended December 31, 2016, as compared to the same periods in 2015, was predominantly driven by purchases of Agency RMBS AFS, specifically generic and specified pools, with lower yields during the three and twelve months ended December 31, 2016. We did not recognize any interest income on trading securities during the three and twelve months ended December 31, 2016 as we sold our trading security position during 2015. The decrease in net yields on residential mortgage loans held-for-sale for the three months ended December 31, 2016, as compared to the same period in 2015, was due to the sale of substantially all of our remaining prime nonconforming residential mortgage loans held-for sale during the three months ended December 31, 2016. The increase in net yields on residential mortgage loans held-for-sale for the year ended December 31, 2016, as compared to the same period in 2015, was due in part to the Ginnie Mae buyout residential mortgage loans held throughout the period that underwent successful modifications, returned to performing loans, and were redelivered to future Ginnie Mae pools. Yields on residential mortgage loans held-for-investment in securitization trusts for the three and twelve months ended December 31, 2016 were generally consistent with those for the same periods in 2015. The increase in yields on commercial real estate assets for the three months ended December 31, 2016, as compared to the same period in 2015, was due in part to increases in interest rates during the three months ended December 31, 2016. The decrease in yields on commercial real estate assets for the year ended December 31, 2016, as compared to the same period in 2015, was predominantly driven by originations and purchases of first mortgages with lower yields during the year ended December 31, 2016. The decrease in net yields on Agency Derivatives for the three and twelve months ended December 31, 2016, as compared to the same periods in 2015, was driven by overall faster prepayments throughout the period.
The following tables present the components of the net yield earned by investment type on our RMBS AFS portfolio as a percentage of our average amortized cost of securities for the three and twelve months ended December 31, 2016 and 2015:

	Three Months Ended December 31, 2016			Year Ended December 31, 2016
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	3.7%	3.5%	3.7%	3.9%	3.5%	3.9%
Net (premium amortization) discount accretion	(0.9)%	5.2%	(0.2)%	(1.1)%	4.9%	(0.4)%
Net yield (2)	2.8%	8.7%	3.5%	2.8%	8.4%	3.5%

	Three Months Ended December 31, 2015			Year Ended December 31, 2015
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.7%	3.4%	4.4%	4.6%	3.2%	4.3%
Net (premium amortization) discount accretion	(1.5)%	4.4%	(0.3)%	(1.4)%	4.6%	(0.3)%
Net yield (2)	3.2%	7.8%	4.1%	3.1%	7.8%	4.0%
____________________

(1)
Excludes Agency Derivatives. For the three and twelve months ended December 31, 2016, the average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.0% and 3.0%, respectively, compared to 3.5% and 3.4% for the same periods in 2015.

(2)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following tables provide the components of interest income and net asset yield by investment type on our RMBS AFS portfolio:

	Three Months Ended December 31, 2016			Year Ended December 31, 2016
(dollars in thousands)	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Average amortized cost	$12,504,473	$1,568,272	$14,072,745	$10,341,218	$1,450,042	$11,791,260
Coupon interest	117,194	13,735	130,929	407,335	50,605	457,940
Net (premium amortization) discount accretion	(28,556)	20,346	(8,210)	(113,837)	70,949	(42,888)
Interest income	$88,638	$34,081	$122,719	$293,498	$121,554	$415,052
Net asset yield	2.8%	8.7%	3.5%	2.8%	8.4%	3.5%

	Three Months Ended December 31, 2015			Year Ended December 31, 2015
(dollars in thousands)	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Average amortized cost	$6,837,974	$1,729,149	$8,567,123	$9,434,121	$2,099,296	$11,533,417
Coupon interest	80,121	14,554	94,675	429,869	68,224	498,093
Net (premium amortization) discount accretion	(25,331)	19,199	(6,132)	(135,639)	96,061	(39,578)
Interest income	$54,790	$33,753	$88,543	$294,230	$164,285	$458,515
Net asset yield	3.2%	7.8%	4.1%	3.1%	7.8%	4.0%
____________________

(1)
Excludes Agency Derivatives. For the three and twelve months ended December 31, 2016, the average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.0% and 3.0%, respectively, compared to 3.5% and 3.4% for the same periods in 2015.

The decrease in net yields on Agency RMBS AFS for the three and twelve months ended December 31, 2016, as compared to the same periods in 2015, was predominantly driven by purchases of Agency RMBS AFS, specifically generic and specified pools, with lower yields during the three and twelve months ended December 31, 2016. The increase in net yields on non-Agency RMBS for the three and twelve months ended December 31, 2016, as compared to the same periods in 2015, was due to continued improvement in legacy non-Agency fundamentals, credit performance and prepayments.

Interest Expense and the Cost of Funds
The following tables present the components of interest expense and average annualized cost of funds on borrowings incurred by investment type on our AFS securities, Agency Derivatives, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts and commercial real estate assets for the three and twelve months ended December 31, 2016 and 2015:

	Three Months Ended December 31, 2016			Year Ended December 31, 2016
(dollars in thousands)	Average Balance (1)	Interest Expense	Cost of Funds (2)	Average Balance (1)	Interest Expense	Cost of Funds (2)
Available-for-sale securities
Agency (3)	$11,868,558	$24,763	0.8%	$9,834,224	$73,864	0.8%
Non-Agency	1,278,114	8,641	2.7%	1,173,955	29,123	2.5%
	13,146,672	33,404	1.0%	11,008,179	102,987	0.9%
Agency derivatives	107,433	460	1.7%	111,770	1,729	1.5%
Trading securities	—	—	—%	—	—	—%
Residential mortgage loans held-for-sale	190,503	331	0.7%	376,513	2,733	0.7%
Residential mortgage loans held-for-investment in securitization trusts (4)	3,394,271	27,626	3.3%	3,377,687	103,039	3.1%
Commercial real estate assets	856,724	3,919	1.8%	594,891	10,803	1.8%
Total	$17,695,603	$65,740	1.5%	$15,469,040	$221,291	1.4%

	Three Months Ended December 31, 2015			Year Ended December 31, 2015
(dollars in thousands)	Average Balance (1)	Interest Expense	Cost of Funds (2)	Average Balance (1)	Interest Expense	Cost of Funds (2)
Available-for-sale securities
Agency (3)	$6,467,442	$8,429	0.5%	$9,046,108	$40,352	0.4%
Non-Agency	1,442,669	7,281	2.0%	1,764,384	33,786	1.9%
	7,910,111	15,710	0.8%	10,810,492	74,138	0.7%
Agency derivatives	123,115	368	1.2%	129,853	1,404	1.1%
Trading securities	—	—	—%	917,682	1,727	0.2%
Residential mortgage loans held-for-sale	534,970	616	0.5%	508,650	2,139	0.4%
Residential mortgage loans held-for-investment in securitization trusts (4)	2,986,853	19,577	2.6%	2,286,501	62,302	2.7%
Commercial real estate assets	102,051	304	1.2%	34,393	476	1.4%
Total	$11,657,100	$36,575	1.3%	$14,687,571	$142,186	1.0%
____________________

(1)
Average balance represents average total repurchase agreements and FHLB advances on AFS securities, Agency Derivatives, trading securities, residential mortgage loans held-for-sale and commercial real estate assets, and average collateralized borrowings for residential mortgage loans held-for-investment in securitization trusts.

(2)
Cost of funds by investment type is based on the underlying investment type of the asset assigned as collateral. Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in gain (loss) on interest rate swap and swaption agreements in the consolidated statements of comprehensive income (loss). For the three and twelve months ended December 31, 2016, our total average cost of funds on the assets assigned as collateral for repurchase agreements, FHLB advances and collateralized borrowings shown in the table above, including interest spread expense associated with interest rate swaps, was 1.6% and 1.6%, respectively, compared to 1.7% and 1.6% for the same periods in 2015.

(3)
Excludes Agency Derivatives. For the three and twelve months ended December 31, 2016, our average cost of funds on total Agency RMBS, including Agency Derivatives, was 0.8% and 0.8%, respectively, compared to 0.5% and 0.5% for the same periods in 2015.

(4)	Includes repurchase agreements and FHLB advances collateralized by retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

Total interest expense increased from $36.6 million and $142.2 million for the three and twelve months ended December 31, 2015 to $65.7 million and $221.3 million for the same periods in 2016, due primarily to increased interest expense on collateralized borrowings due to the completion of multiple securitization transactions in 2015 and 2016 as well as increased financing on commercial real estate assets and Agency RMBS AFS due to purchases.
The increase in cost of funds associated with the financing of Agency RMBS AFS, non-Agency RMBS and Agency Derivatives for the three and twelve months ended December 31, 2016, as compared to the same periods in 2015, was the result of increases in the repurchase agreement borrowing rates offered by counterparties. We did not recognize any interest expense on the financing of trading securities during the three and twelve months ended December 31, 2016 as we sold our trading securities position during 2015. The increase in cost of funds associated with the financing of residential mortgage loans held-for-sale for the three and twelve months ended December 31, 2016, as compared to the same periods in 2015, was the result of an increase in the borrowing rate offered by the FHLB. The increase in cost of funds associated with the financing of residential mortgage loans held-for-investment in securitization trusts for the three and twelve months ended December 31, 2016, as compared to the same periods in 2015, was primarily the result of the sale of and corresponding removal of FHLB financing on higher-rated retained interests from our on-balance sheet securitizations. The increase in cost of funds on commercial real estate assets for the three and twelve months ended December 31, 2016, as compared to the same periods in 2015, was the result of an increase in the average balance financed with repurchase agreements.
Net Interest Income
The following tables present the components of net interest income and average annualized net interest rate spread earned by investment type on our AFS securities, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts, commercial real estate assets and Agency Derivatives for the three and twelve months ended December 31, 2016 and 2015:

	Three Months Ended December 31, 2016		Year Ended December 31, 2016
(dollars in thousands)	Net Interest Income	Net Interest Rate Spread (1)	Net Interest Income	Net Interest Rate Spread (1)
Available-for-sale securities
Agency (2)	$63,875	2.0%	$219,634	2.0%
Non-Agency	25,440	6.0%	92,431	5.9%
	89,315	2.5%	312,065	2.6%
Agency derivatives (3)	3,971	14.2%	18,060	15.3%
Trading securities	—	—%	—	—%
Residential mortgage loans held-for-sale	2,917	3.2%	20,304	3.4%
Residential mortgage loans held-for-investment in securitization trusts (4)	5,602	0.5%	30,954	0.8%
Commercial real estate assets	15,621	4.3%	49,016	4.4%
Total	$117,426	2.3%	$430,399	2.5%

	Three Months Ended December 31, 2015		Year Ended December 31, 2015
(dollars in thousands)	Net Interest Income	Net Interest Rate Spread (1)	Net Interest Income	Net Interest Rate Spread (1)
Available-for-sale securities
Agency (2)	$46,361	2.7%	$253,878	2.7%
Non-Agency	26,472	5.8%	130,499	5.9%
	72,833	3.3%	384,377	3.3%
Agency derivatives (3)	6,207	17.3%	26,444	17.5%
Trading securities	—	—%	6,949	0.8%
Residential mortgage loans held-for-sale	7,082	3.5%	26,827	3.5%
Residential mortgage loans held-for-investment in securitization trusts (4)	11,255	1.3%	33,438	1.2%
Commercial real estate assets	5,993	4.8%	8,662	5.0%
Total	$103,370	3.0%	$486,697	3.0%
____________________

(1)
Net interest rate spread does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in gain (loss) on interest rate swap and swaption agreements in the consolidated statements of comprehensive income (loss). For the three and twelve months ended December 31, 2016, our total average net interest rate spread on the assets shown in the table above, including interest spread expense associated with interest rate swaps, was 2.2% and 2.3%, respectively, compared to 2.6% and 2.3% for the same periods in 2015.

(2)
Excludes Agency Derivatives. For the three and twelve months ended December 31, 2016, our average annualized net interest rate spread on total Agency RMBS, including Agency Derivatives, was 2.2% and 2.2%, respectively, compared to 3.0% and 2.9% for the same periods in 2015.

(3)
Interest income on Agency Derivatives is included in gain (loss) on other derivative instruments on the consolidated statements of comprehensive income (loss), while interest expense on Agency Derivatives is included in interest expense on repurchase agreements on the consolidated statements of comprehensive income (loss).

(4)
Net of interest expense on repurchase agreements and FHLB advances collateralized by retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

The decrease in net interest rate spread on Agency RMBS AFS, Agency Derivatives and residential mortgage loans held-for-sale for the three and twelve months ended December 31, 2016, as compared to the same periods in 2015, was predominantly driven by higher financing rates, as discussed above. The increase in net interest rate spread on non-Agency RMBS for the three months ended December 31, 2016, as compared to the same period in 2015, was due to continued improvement in legacy non-Agency fundamentals, credit performance and prepayments. The net interest rate spread on non-Agency RMBS for the year ended December 31, 2016 was consistent with that for the same period in 2015. We did not recognize any interest income or expense on trading securities during the three and twelve months ended December 31, 2016 as we sold our trading security position during 2015. The decrease in net interest spread on our residential mortgage loans held-for-investment in securitization trusts for the three and twelve months ended December 31, 2016, as compared to the same periods in 2015, was the result of sales of higher-rated retained interests from our on-balance sheet securitizations. The decrease in net interest rate spread on commercial real estate assets for the three and twelve months ended December 31, 2016, as compared to the same periods in 2015, was driven by purchases of first mortgages with lower yields and increased repurchase agreement financing during the three and twelve months ended December 31, 2016.
Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the three months ended December 31, 2016 and 2015, we did not recognize any OTTI losses, but for the years ended December 31, 2016 and 2015, we recognized $1.8 million and $0.5 million in OTTI losses, respectively. For further information about evaluating AFS securities for OTTI, refer to Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the consolidated financial statements.

(Loss) Gain on Investment Securities
During the three and twelve months ended December 31, 2016, we sold AFS securities for $7.8 billion and $14.4 billion with an amortized cost of $8.0 billion and $14.5 billion, for net realized losses of $189.6 million and $126.2 million, respectively. During the three and twelve months ended December 31, 2015, we sold AFS securities for $3.3 billion and $7.0 billion with an amortized cost of $3.2 billion and $6.6 billion, for net realized gains of $109.5 million and $369.4 million, respectively. We also sold trading securities for $2.0 billion with an amortized cost of $2.0 billion, resulting in realized gains of $7.4 million for the year ended December 31, 2015. We did not sell any trading securities during the three and twelve months ended December 31, 2016 or the three months ended December 31, 2015. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that we believe have higher risk-adjusted returns.
For the three and twelve months ended December 31, 2016, Agency interest-only mortgage-backed securities and GSE credit risk transfer securities experienced a change in unrealized gains of $16.1 million and $18.9 million, respectively. For the three and twelve months ended December 31, 2015, Agency interest-only mortgage-backed securities and GSE credit risk transfer securities experienced a change in unrealized losses of $9.7 million and $12.0 million, respectively. The increase in change in unrealized gains for the three and twelve months ended December 31, 2016, as compared to the same periods in 2015, was predominantly driven by lower prepayment expectations on Agency interest-only mortgage-backed securities.
For the year ended December 31, 2015, trading securities experienced a change in unrealized losses $1.4 million. We did not hold any trading securities during the three and twelve months ended December 31, 2016 or the three months ended December 31, 2015.
Gain (Loss) on Interest Rate Swap and Swaption Agreements
For the three and twelve months ended December 31, 2016, we recognized $2.9 million and $21.1 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $17.8 billion and $15.5 billion notional, respectively, to economically hedge/mitigate interest rate exposure (or duration) risk associated with our investment portfolio and our short-term repurchase agreements and FHLB advances, and receiving either LIBOR interest or a fixed interest rate. For the three and twelve months ended December 31, 2015, we recognized $12.6 million and $85.6 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $14.1 billion and $16.1 billion notional, respectively, to economically hedge/mitigate interest rate exposure (or duration) risk associated with our investment portfolio and our short-term repurchase agreements and FHLB advances, and receiving either LIBOR interest or a fixed interest rate.
During the three and twelve months ended December 31, 2016, we terminated, had agreements mature or had options expire on 36 and 117 interest rate swap and swaption positions of $9.5 billion and $37.2 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $1.3 million and $4.0 million in full settlement of our net interest spread liability and recognized $37.6 million in realized gains and $82.0 million in realized losses on the swaps and swaptions for the three and twelve months ended December 31, 2016, respectively, including early termination penalties. During the three and twelve months ended December 31, 2015, we terminated, had agreements mature or had options expire on 28 and 97 interest rate swap and swaption positions of $12.7 billion and $60.1 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $8.7 million and $41.0 million in full settlement of our net interest spread liability and recognized $101.2 million and $226.1 million in realized losses on the swaps and swaptions for the three and twelve months ended December 31, 2015, respectively, including early termination penalties. We elected to terminate certain swaps and swaptions during these periods to align with our investment portfolio.
Also included in our financial results for the three and twelve months ended December 31, 2016, was the recognition of a change in unrealized valuation gains of $143.3 million and $148.4 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments, compared to a change in unrealized valuation gains of $156.2 million and $101.2 million for the same periods in 2015. The change in fair value of interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three and twelve months ended December 31, 2016 and 2015. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive (loss) income, net of tax, or to (loss) gain on investment securities, in the case of Agency interest-only securities.

The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2016	2015	2016	2015
Net interest spread	$(2,934)	$(12,552)	$(21,074)	$(85,636)
Early termination, agreement maturation and option expiration gains (losses)	37,564	(101,159)	(81,984)	(226,143)
Change in unrealized gain on interest rate swap and swaption agreements, at fair value	143,349	156,237	148,429	101,158
Gain (loss) on interest rate swap and swaption agreements	$177,979	$42,526	$45,371	$(210,621)

Gain (Loss) on Other Derivative Instruments
Included in our financial results for the three and twelve months ended December 31, 2016, was the recognition of $143.4 million and $99.4 million of gains, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs, put and call options for TBAs, Markit IOS total return swaps and inverse interest-only securities. Included within these results for the three and twelve months ended December 31, 2016, was the recognition of $4.4 million and $19.8 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $111.7 million and $117.9 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. As these derivative instruments are considered trading instruments, our financial results include both realized and unrealized gains (losses) associated with these instruments.
Included in our financial results for the three and twelve months ended December 31, 2015, was the recognition of $2.1 million and $5.0 million of losses, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs, short U.S. Treasuries, put and call options for TBAs and U.S. Treasuries, constant maturity swaps, Markit IOS total return swaps and inverse interest-only securities. Included within these results for the three and twelve months ended December 31, 2015, was the recognition of $6.6 million and $27.8 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $142.2 million and $149.6 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. Since our derivative instruments are generally used for purposes of hedging our interest rate and credit risk exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our RMBS AFS and residential mortgage loan portfolios.
(Loss) Gain on Residential Mortgage Loans Held-for-Sale
For the three and twelve months ended December 31, 2016, we recorded losses of $1.6 million and gains of $16.1 million, respectively, on residential mortgage loans held-for-sale. Included within these results was the recognition of losses of $1.5 million and gains of $13.7 million, respectively, on residential mortgage loans held-for-sale and losses of $0.1 million and gains of $2.4 million on commitments to purchase residential mortgage loans held-for-sale for the three and twelve months ended December 31, 2016, respectively. For the three and twelve months ended December 31, 2015, we recorded losses of $4.0 million and gains of $14.3 million, respectively, on residential mortgage loans held-for-sale. Included within these results was the recognition of losses of $3.7 million and gains of $16.0 million, respectively, on residential mortgage loans held-for-sale and losses of $0.3 million and $1.7 million on commitments to purchase residential mortgage loans held-for-sale for the three and twelve months ended December 31, 2015, respectively. The decrease in losses (increase in gains) on residential mortgage loans held-for-sale during the three and twelve months ended December 31, 2016, as compared to the same periods in 2015, was due to the sale of substantially all of our prime nonconforming residential mortgage loans held-for-sale, as well as increases in interest rates, during the three and twelve months ended December 31, 2016.
Servicing Income
For the three and twelve months ended December 31, 2016, we recognized total servicing income of $34.9 million and $143.6 million, respectively. These amounts include servicing fee income of $33.7 million and $138.4 million, ancillary fee income of $0.2 million and $1.7 million, and float income of $1.0 million and $3.5 million, respectively. For the three and twelve months ended December 31, 2015, we recognized total servicing income of $32.8 million and $127.4 million, respectively. These amounts include servicing fee income of $31.9 million and $123.8 million, ancillary fee income of $0.5 million and $2.1 million, and float income of $0.4 million and $1.4 million, respectively. The increase in servicing income for the three and twelve months ended December 31, 2016, as compared to the same periods in 2015, was the result of an increase in the size of our MSR portfolio.

Gain (Loss) on Servicing Asset
For the three and twelve months ended December 31, 2016, gain on servicing asset of $127.9 million and loss on servicing asset of $83.5 million, respectively, includes a decrease in fair value of MSR due to realization of cash flows (runoff) of $26.0 million and $78.7 million, respectively, and an increase in fair value of MSR due to changes in valuation inputs or assumptions of $156.2 million and $16.6 million, respectively. Additionally, we recognized losses on sales of MSR of $2.3 million and $21.4 million for the three and twelve months ended December 31, 2016, respectively. For the three and twelve months ended December 31, 2015, loss on servicing asset of $3.3 million and $99.6 million, respectively, includes a decrease in fair value of MSR due to realization of cash flows (runoff) of $15.2 million and $48.0 million, respectively, and an increase in fair value of MSR due to changes in valuation inputs or assumptions of $11.9 million and a decrease in fair value of MSR due to changes in valuation inputs or assumptions of $51.6 million, respectively. The increase in gain (decrease in loss) on servicing asset for the three and twelve months ended December 31, 2016, as compared to the same periods in 2015, was predominantly driven by a decrease in prepayment speed assumptions, offset by portfolio runoff and losses on sales of MSR during the three and twelve months ended December 31, 2016.
Other (Loss) Income
For the three and twelve months ended December 31, 2016, we recorded other loss of $5.0 million and $6.0 million, which includes $83.5 million and $19.7 million in losses on residential mortgage loans held-for-investment in securitization trusts and $76.8 million and $7.9 million in gains, respectively, on collateralized borrowings in securitization trusts. Also included in other (loss) income for the three and twelve months ended December 31, 2016 was other mortgage loan revenue of $0.2 million and $0.4 million and dividend income on our FHLB stock of $1.4 million and $5.5 million, respectively. For the three and twelve months ended December 31, 2015, we recorded other loss of $5.5 million and $21.8 million, which includes $19.4 million and $52.4 million in losses, respectively, on residential mortgage loans held-for-investment in securitization trusts and $12.3 million and $25.9 million in gains, respectively, on collateralized borrowings in securitization trusts. Also included in other (loss) income for the three and twelve months ended December 31, 2015 was other mortgage loan revenue of $0.1 million and $0.5 million and dividend income on our FHLB stock of $1.3 million and $4.0 million, respectively. The decrease in other loss for the three and twelve months ended December 31, 2016, as compared to the same periods in 2015, was driven by increases in interest rates during the three and twelve months ended December 31, 2016.
Management Fees
We incurred management fees of $11.2 million and $46.4 million for the three and twelve months ended December 31, 2016 and $12.3 million and $50.3 million for the three and twelve months ended December 31, 2015, respectively, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement. See further discussion of the management fee calculation in Note 25 - Related Party Transactions of the notes to the consolidated financial statements.
Securitization Deal Costs
For the three and twelve months ended December 31, 2016, we recognized a reversal of upfront costs related to the sponsoring of securitization trusts of $0.1 million and net upfront securitization deal costs of $6.2 million, respectively, compared to $1.2 million and $9.0 million in upfront securitization deal costs for the same periods in 2015. These costs are included when evaluating the economics of a securitization; however, the election of the fair value option for the assets and liabilities held in the securitization trusts requires the expense to be recognized upfront on the consolidated statements of comprehensive income (loss). Changes in securitization deal costs are directly related to the number and size of securitization trusts sponsored by either third parties or our subsidiaries during the respective periods.
Servicing Expenses
For the three and twelve months ended December 31, 2016, we recognized $8.2 million and $32.7 million, respectively, in servicing expenses generally related to the subservicing of residential mortgage loans, commercial real estate assets and MSR, compared to $8.3 million and $28.1 million for the same periods in 2015. Servicing expenses during the three months ended December 31, 2016 were generally consistent those for the same period in 2015. The increase in servicing expenses during the year ended December 31, 2016, as compared to the same period in 2015, was the result of an increase in the size of our MSR and commercial real estate portfolios.
Other Operating Expenses
For the three and twelve months ended December 31, 2016, we recognized $16.2 million and $63.5 million of other operating expenses, which represents an annualized expense ratio of 1.9% and 1.8% of average equity, respectively. For the three and twelve months ended December 31, 2015, we recognized $16.1 million and $64.2 million of other operating expenses, which represents an annualized expense ratio of 1.7% and 1.6% of average equity, respectively. The increase of our operating expense ratio resulted primarily from a decrease in our average equity balance due to share repurchases in 2015 and 2016.

Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three and twelve months ended December 31, 2016, these direct and allocated costs totaled approximately $6.7 million and $25.8 million, respectively, compared to $6.8 million and $22.9 million for the same periods in 2015. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer and general counsel of $0.2 million and $1.8 million for the three and twelve months ended December 31, 2016 and $0.2 million and $1.7 million for the three and twelve months ended December 31, 2015, respectively. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement; we do not reimburse PRCM Advisers for any expenses related to the compensation of our chief executive officer or chief investment officer. Equity based compensation expense for the three and twelve months ended December 31, 2016 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Company’s Second Restated 2009 Equity Incentive Plan, or the Plan (see discussion in Note 21 - Equity Incentive Plan), including our chief executive officer, chief investment officer, principal financial officer and general counsel of $1.9 million and $7.5 million, compared to $0.8 million and $4.4 million for the three and twelve months ended December 31, 2015, respectively.
We have direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services, technology and certain office lease payments, but most of our expenses with third-party vendors are paid directly by us.
Restructuring Charges
On July 28, 2016, we announced that our board of directors had approved a plan to discontinue our mortgage loan conduit and securitization business. This decision was made due to the challenging market environment facing the business, combined with the intent to reduce operating complexity and costs, and allowed for the reallocation of capital to assets we believe will generate higher returns. The wind down process was completed at the end of 2016.
In connection with the closure, we incurred restructuring charges, including termination benefits, contract terminations and other associated costs, of $1.8 million and $3.0 million for the three and twelve months ended December 31, 2016, respectively.
Income Taxes
During the three and twelve months ended December 31, 2016, our TRSs recognized a provision for income taxes of $38.4 million and $12.3 million, respectively, which was primarily due to gains recognized on MSR and derivative instruments, offset by realized losses on sales of available-for-sale securities, held in the Company’s TRSs. During the three and twelve months ended December 31, 2015, our TRSs recognized a provision for income taxes of $8.8 million and a benefit from income taxes of $16.5 million, respectively. The provision recognized for the three months ended December 31, 2015 was primarily due to realized gains on sales of AFS securities held in our TRSs. Conversely, the benefit recognized for the year ended December 31, 2015 was primarily due to losses incurred on derivative instruments held in our TRSs. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The following analysis focuses on financial results during the years ended December 31, 2015 and 2014.
Interest Income and Average Portfolio Yield
The following tables present the components of interest income and average annualized net asset yield earned by investment type on our AFS securities, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts, commercial real estate assets and Agency Derivatives for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015			Year Ended December 31, 2014
(dollars in thousands)	Average Balance (1)	Interest Income	Net Asset Yield	Average Balance (1)	Interest Income	Net Asset Yield
Available-for-sale securities	$11,533,417	$458,515	4.0%	$12,202,246	$506,268	4.1%
Trading securities	908,052	8,676	1.0%	1,462,816	12,913	0.9%
Residential mortgage loans held-for-sale	749,025	28,966	3.9%	403,141	16,089	4.0%
Residential mortgage loans held-for-investment in securitization trusts	2,467,905	95,740	3.9%	1,051,533	41,220	3.9%
Commercial real estate assets	142,693	9,138	6.4%	—	—	—%
	15,801,092	601,035	3.8%	15,119,736	576,490	3.8%
Agency derivatives (2)	149,601	27,848	18.6%	188,824	30,171	16.0%
Total	$15,950,693	$628,883	3.9%	$15,308,560	$606,661	4.0%
____________________

(1)
Average balance represents average amortized cost on AFS securities, trading securities, commercial real estate assets and Agency Derivatives and average unpaid principal balance, adjusted for purchase price changes, on residential mortgage loans held-for-sale and residential mortgage loans held-for-investment in securitization trusts.

(2)	Interest income on Agency Derivatives is included in gain (loss) on other derivative instruments on the consolidated statements of comprehensive income (loss).

Total interest income, including interest income on Agency Derivatives, increased from $606.7 million for the year ended December 31, 2014 to $628.9 million for the year ended December 31, 2015. The increase in interest income for the year ended December 31, 2015, as compared to the year ended December 31, 2014, due primarily to purchases of residential mortgage loans held-for-sale and the completion of multiple securitization transactions in 2015, offset by sales of AFS securities in 2015.
The decrease in net yields on AFS securities for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was predominantly driven by the sale of securities previously purchased at higher yields that we believe had reached maximum value. The increase in yields on trading securities for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was the result of increases in Treasury rates. Yields on residential mortgage loans held-for-sale and held-for-investment were relatively consistent for the year ended December 31, 2015, as compared to the year ended December 31, 2014, as rates on prime nonconforming residential mortgage loans were generally flat over the course of 2014 and 2015. The yield on commercial real estate assets for the year ended December 31, 2015 represents interest income on assets purchased during 2015, many of which were settled in the latter half of 2015, which, as a result, are not indicative of future yields. The increase in net yields on Agency Derivatives for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was predominantly driven by slower prepayments due to the rising interest rate environment.

The following tables present the components of the net yield earned by investment type on our RMBS AFS portfolio as a percentage of our average amortized cost of securities for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.6%	3.2%	4.3%	4.5%	3.0%	4.3%
Net (premium amortization) discount accretion	(1.4)%	4.6%	(0.3)%	(1.4)%	5.5%	(0.2)%
Net yield (2)	3.1%	7.8%	4.0%	3.1%	8.5%	4.1%
____________________

(1)	Excludes Agency Derivatives. For the years ended December 31, 2015 and 2014, the average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.4% and 3.4%, respectively.

(2)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

The following tables provide the components of interest income and net asset yield by investment type on our RMBS AFS portfolio for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015			Year Ended December 31, 2014
(dollars in thousands)	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Average amortized cost	$9,434,121	$2,099,296	$11,533,417	$9,893,488	$2,308,758	$12,202,246
Coupon interest	429,869	68,224	498,093	450,001	69,742	519,743
Net (premium amortization) discount accretion	(135,639)	96,061	(39,578)	(140,827)	127,352	(13,475)
Interest income	$294,230	$164,285	$458,515	$309,174	$197,094	$506,268
Net asset yield	3.1%	7.8%	4.0%	3.1%	8.5%	4.1%
____________________

(1)	Excludes Agency Derivatives. For the years ended December 31, 2015 and 2014, the average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.4% and 3.4%, respectively.

Net yields on Agency RMBS AFS for the year ended December 31, 2015 were consistent with those for the year ended December 31, 2014. The decrease in net yields on non-Agency RMBS for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was due to the sale of securities previously purchased at higher yields that we believe had reached maximum value.

Interest Expense and the Cost of Funds
The following tables present the components of interest expense and average annualized cost of funds on borrowings incurred by investment type on our AFS securities, Agency Derivatives, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts and commercial real estate assets for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015			Year Ended December 31, 2014
(dollars in thousands)	Average Balance (1)	Interest Expense	Cost of Funds (2)	Average Balance (1)	Interest Expense	Cost of Funds (2)
Available-for-sale securities
Agency (3)	$9,046,108	$40,352	0.4%	$9,331,350	$38,861	0.4%
Non-Agency	1,764,384	33,786	1.9%	2,077,668	37,262	1.8%
	10,810,492	74,138	0.7%	11,409,018	76,123	0.7%
Agency derivatives	129,853	1,404	1.1%	151,180	1,562	1.0%
Trading securities	917,682	1,727	0.2%	1,442,268	(15)	—%
Residential mortgage loans held-for-sale	508,650	2,139	0.4%	223,447	3,020	1.4%
Residential mortgage loans held-for-investment in securitization trusts (4)	2,286,501	62,302	2.7%	764,921	26,760	3.5%
Commercial real estate assets	34,393	476	1.4%	—	—	—%
Total	$14,687,571	$142,186	1.0%	$13,990,834	$107,450	0.8%
____________________

(1)
Average balance represents average total repurchase agreements and FHLB advances on AFS securities, Agency Derivatives, trading securities, residential mortgage loans held-for-sale and commercial real estate assets, and average collateralized borrowings for residential mortgage loans held-for-investment in securitization trusts.

(2)
Cost of funds by investment type is based on the underlying investment type of the asset assigned as collateral. Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in gain (loss) on interest rate swap and swaption agreements in the consolidated statements of comprehensive income (loss). For the years ended December 31, 2015 and 2014, our total average cost of funds on the assets assigned as collateral for repurchase agreements, FHLB advances and collateralized borrowings shown in the table above, including interest spread expense associated with interest rate swaps, was 1.6% and 1.5%, respectively.

(3)	Excludes Agency Derivatives. For the years ended December 31, 2015 and 2014, our average cost of funds on total Agency RMBS, including Agency Derivatives, was 0.5% and 0.4%, respectively.

(4)	Includes repurchase agreements and FHLB advances collateralized by retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

Total interest expense increased from $107.4 million for the year ended December 31, 2014 to $142.2 million for the year ended December 31, 2015, due primarily to increased interest expense on collateralized borrowings due to the completion of multiple securitization transactions in 2015.
The cost of funds associated with the financing of Agency RMBS AFS for the year ended December 31, 2015 were consistent with those for the year ended December 31, 2014. The increase in cost of funds associated with the financing of non-Agency RMBS and Agency Derivatives for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was the result of increases in the repurchase agreement borrowing rates offered by counterparties. The increase in cost of funds associated with the financing of trading securities for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was the result of counterparties granting a negative borrowing rate on repurchase agreements financing our U.S. Treasuries in 2014. The decrease in cost of funds associated with the financing of residential mortgage loans held-for-sale for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was the result of a decrease in the outstanding balance under repurchase agreements and increase in the outstanding balance under FHLB advances, which provide lower financing rates. The decrease in cost of funds associated with the financing of residential mortgage loans held-for-investment in securitization trusts for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was primarily the result of an increase in the outstanding balance of FHLB advances collateralized by retained interests from our on-balance sheet securitizations. The cost of funds associated with the financing of commercial real estate assets for the year ended December 31, 2015 represents financing on assets purchased during 2015, many of which were settled in the latter half of 2015, which, as a result, is not indicative of future cost of funds.

Net Interest Income
The following tables present the components of net interest income and average annualized net interest rate spread earned by investment type on our AFS securities, trading securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts, commercial real estate assets and Agency Derivatives for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015		Year Ended December 31, 2014
(dollars in thousands)	Net Interest Income	Net Interest Rate Spread (1)	Net Interest Income	Net Interest Rate Spread (1)
Available-for-sale securities
Agency (2)	$253,878	2.7%	$270,313	2.7%
Non-Agency	130,499	5.9%	159,832	6.7%
	384,377	3.3%	430,145	3.4%
Agency derivatives (3)	26,444	17.5%	28,609	15.0%
Trading securities	6,949	0.8%	12,928	0.9%
Residential mortgage loans held-for-sale	26,827	3.5%	13,069	2.6%
Residential mortgage loans held-for-investment in securitization trusts (4)	33,438	1.2%	14,460	0.4%
Commercial real estate assets	8,662	5.0%	—	—%
Total	$486,697	3.0%	$499,211	3.2%
____________________

(1)
Net interest rate spread does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in gain (loss) on interest rate swap and swaption agreements in the consolidated statements of comprehensive income (loss). For the years ended December 31, 2015 and 2014, our total average net interest rate spread on the assets shown in the table above, including interest spread expense associated with interest rate swaps, was 2.3% and 2.5%, respectively.

(2)
Excludes Agency Derivatives. For the years ended December 31, 2015 and 2014, our average annualized net interest rate spread on total Agency RMBS, including Agency Derivatives, was 2.9% and 3.0%, respectively.

(3)
Interest income on Agency Derivatives is included in gain (loss) on other derivative instruments on the consolidated statements of comprehensive income (loss), while interest expense on Agency Derivatives is included in interest expense on repurchase agreements on the consolidated statements of comprehensive income (loss).

(4)
Net of interest expense on repurchase agreements and FHLB advances collateralized by retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

The net interest spread on Agency RMBS AFS for the year ended December 31, 2015 was consistent with that for the year ended December 31, 2014. The decrease in net interest rate spread on non-Agency RMBS for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was due to the sale of securities previously purchased at higher yields that we believe had reached maximum value, combined with increases in the repurchase agreement borrowing rates offered by counterparties. The increase in net interest rate spread on Agency Derivatives for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was predominantly driven by slower prepayments due to the rising interest rate environment, partially offset by increases in the repurchase agreement borrowing rates offered by counterparties. The decrease in net interest spread on our trading securities for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was generally the result of counterparties granting a negative borrowing rate on repurchase agreements financing our U.S. Treasuries in 2014. The increase in net interest rate spread on our residential mortgage loans held-for-sale for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was generally driven by lower financing rates, as discussed above. The increase in net interest spread on our residential mortgage loans held-for-investment in securitization trusts for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was primarily the result of an increase in the outstanding balance of FHLB advances collateralized by retained interests from our on-balance sheet securitizations. The net interest rate spread on commercial real estate assets for the year ended December 31, 2015 represents interest income, net of interest expense, on assets purchased during 2015, many of which were settled in the latter half of 2015, which, as a result, is not indicative of future spreads.
Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the years ended December 31, 2015 and 2014, we recognized $0.5 million and $0.4 million in OTTI losses, respectively. For further information about evaluating AFS securities for OTTI, refer to Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the consolidated financial statements.

(Loss) Gain on Investment Securities
During the years ended December 31, 2015 and 2014, we sold AFS securities for $7.0 billion and $3.5 billion with an amortized cost of $6.6 billion and $3.4 billion, for net realized gains of $369.4 million and $84.4 million, respectively. We also sold trading securities for $2.0 billion and $1.1 billion with an amortized cost of $2.0 billion and $1.1 billion, resulting in realized gains of $7.4 million and $5.5 million for the years ended December 31, 2015 and 2014, respectively. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that we believe have higher risk-adjusted returns.
For the year ended December 31, 2015, Agency interest-only mortgage-backed securities and GSE credit risk transfer securities experienced a change in unrealized losses of $12.0 million. For the years ended December 31, 2015 and 2014, trading securities experienced a change in unrealized losses $1.4 million and $2.7 million, respectively. The decrease in change in unrealized losses on trading securities for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was driven by the sale of our U.S. Treasuries and corresponding recognition of realized gains during 2015.
Gain (Loss) on Interest Rate Swap and Swaption Agreements
For the years ended December 31, 2015 and 2014, we recognized $85.6 million and $91.8 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $16.1 billion and $23.3 billion notional, respectively, to economically hedge/mitigate interest rate exposure (or duration) risk associated with our investment portfolio and our short-term repurchase agreements and FHLB advances, and receiving either LIBOR interest or a fixed interest rate.
During the years ended December 31, 2015 and 2014, we terminated, had agreements mature or had options expire on 97 and 68 interest rate swap and swaption positions of $60.1 billion and $37.4 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $41.0 million and $19.6 million in full settlement of our net interest spread liability and recognized $226.1 million and $55.4 million in realized losses on the swaps and swaptions for the years ended December 31, 2015 and 2014, respectively, including early termination penalties. We elected to terminate certain swaps and swaptions during these periods to align with our investment portfolio.
Also included in our financial results for the years ended December 31, 2015 and 2014, was the recognition of a change in unrealized valuation gains of $101.2 million and $198.5 million, respectively. The change in fair value of interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the years ended December 31, 2015 and 2014. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive (loss) income, net of tax, or to (loss) gain on investment securities, in the case of Agency interest-only securities.
The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

	Year Ended
	December 31,
(in thousands)	2015	2014
Net interest spread	$(85,636)	$(91,754)
Early termination, agreement maturation and option expiration losses	(226,143)	(55,389)
Change in unrealized gain (loss) on interest rate swap and swaption agreements, at fair value	101,158	(198,504)
Loss on interest rate swap and swaption agreements	$(210,621)	$(345,647)

Gain (Loss) on Other Derivative Instruments
Included in our financial results for the years ended December 31, 2015 and 2014, was the recognition of $5.0 million and $17.5 million of losses, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally credit default swaps, TBAs, short U.S. Treasuries, put and call options for TBAs and U.S. Treasuries, constant maturity swaps, Markit IOS total return swaps and inverse interest-only securities. Included within these results for the years ended December 31, 2015 and 2014, was the recognition of $27.8 million and $30.2 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $149.6 million and $188.8 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. Since our derivative instruments are generally used for purposes of hedging our interest rate and credit risk exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our RMBS AFS and residential mortgage loan portfolios.

(Loss) Gain on Residential Mortgage Loans Held-for-Sale
For the years ended December 31, 2015 and 2014, we recorded gains of $14.3 million and $17.3 million, respectively, on residential mortgage loans held-for-sale. Included within these results was the recognition of gains of $16.0 million and $12.6 million, respectively, on residential mortgage loans held-for-sale and losses of $1.7 million and gains of $4.7 million on commitments to purchase residential mortgage loans held-for-sale for the years ended December 31, 2015 and 2014, respectively. The decrease in gains on residential mortgage loans held-for-sale during the year ended December 31, 2015, as compared to the year ended December 31, 2014, was due in part to interest rates generally rising during the year ended December 31, 2015, as compared to interest rates generally falling during the year ended December 31, 2014.
Servicing Income
For the years ended December 31, 2015 and 2014, we recognized total servicing income of $127.4 million and $128.2 million, respectively. These amounts include servicing fee income of $123.8 million and $125.1 million, ancillary fee income of $2.1 million and $2.2 million, and float income of $1.4 million and $0.9 million, respectively. Servicing income for the year ended December 31, 2015 was generally consistent with that for the year ended December 31, 2014. Our average MSR portfolio size increased during the year ended December 31, 2015; however, the portfolio mix had a higher concentration of conventional product, which carries a lower servicing fee income rate.
Gain (Loss) on Servicing Asset
For the years ended December 31, 2015 and 2014, loss on servicing asset of $99.6 million and $128.4 million, respectively, includes a decrease in fair value of MSR due to realization of cash flows (runoff) of $48.0 million and $54.8 million, respectively, and a decrease in fair value of MSR due to changes in valuation inputs or assumptions of $51.6 million and $73.6 million, respectively. The decrease in loss on servicing asset for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was the result of decreasing prepayment speeds and delinquencies.
Other (Loss) Income
For the years ended December 31, 2015 and 2014, we recorded other loss of $21.8 million and other income of $18.5 million, which includes $52.4 million in losses and $41.1 million in gains, respectively, on residential mortgage loans held-for-investment in securitization trusts and $25.9 million in gains and $24.3 million in losses, respectively, on collateralized borrowings in securitization trusts. Also included in other (loss) income for the years ended December 31, 2015 and 2014 was other mortgage loan revenue of $0.5 million and $0.8 million and dividend income on our FHLB stock of $4.0 million and $0.9 million, respectively. The decrease in other income (increase in other loss) for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was due in part to interest rates generally rising during the year ended December 31, 2015, as compared to interest rates generally falling during the year ended December 31, 2014.
Management Fees
We incurred management fees of $50.3 million and $48.8 million for the years ended December 31, 2015 and 2014, respectively, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement. See further discussion of the management fee calculation in Note 25 - Related Party Transactions of the notes to the consolidated financial statements.
Securitization Deal Costs
For the years ended December 31, 2015 and 2014, we recognized $9.0 million and $4.6 million, respectively, in upfront costs related to the sponsoring of securitization trusts. These costs are included when evaluating the economics of a securitization; however, the election of the fair value option for the assets and liabilities held in the securitization trusts requires the expense to be recognized upfront on the consolidated statements of comprehensive income (loss). Changes in securitization deal costs are directly related to the number and size of securitization trusts sponsored by either third parties or our subsidiaries during the respective periods.
Servicing Expenses
For the years ended December 31, 2015 and 2014, we recognized $28.1 million and $25.9 million, respectively, in servicing expenses generally related to the subservicing of residential mortgage loans, commercial real estate assets and MSR. The increase in servicing expenses during the year ended December 31, 2015, as compared to the year ended December 31, 2014, was the result of an increase in the size of our MSR portfolio.
Other Operating Expenses
For the years ended December 31, 2015 and 2014, we recognized $64.2 million and $56.2 million of other operating expenses, which represents an annualized expense ratio of 1.6% and 1.4% of average equity for the respective periods. The increase of our operating expense ratio resulted primarily from an increase in expenses related to the personnel and infrastructure to support our residential mortgage loan, MSR and commercial real estate activities, as well as a decrease in our average equity balance due to share repurchases and a comprehensive loss recognized for the year ended December 31, 2015, as compared to comprehensive income for the year ended December 31, 2014.

Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the years ended December 31, 2015 and 2014, these direct and allocated costs totaled approximately $22.9 million and $15.5 million, respectively. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer and general counsel of $1.7 million and $1.8 million for the years ended December 31, 2015 and 2014, respectively. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement; we do not reimburse PRCM Advisers for any expenses related to the compensation of our chief executive officer or chief investment officer. Equity based compensation expense for the years ended December 31, 2015 and 2014 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Company’s Second Restated 2009 Equity Incentive Plan, or the Plan (see discussion in Note 21 - Equity Incentive Plan), including our chief executive officer, chief investment officer, principal financial officer and general counsel of $4.4 million and $6.6 million, respectively.
We have direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services, technology and certain office lease payments, but most of our expenses with third-party vendors are paid directly by us.
Income Taxes
During the years ended December 31, 2015 and 2014, our TRSs recognized a benefit from income taxes of $16.5 million and $73.7 million, respectively, which was primarily due to losses incurred on MSR and derivative instruments held in the Company’s TRSs. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.

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
The tables below summarize certain characteristics of our Agency RMBS AFS securities at December 31, 2016 and December 31, 2015:

	December 31, 2016
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$10,580,940	$527,243	$11,108,183	$66,369	$(207,889)	$10,966,663	3.74%	$106.03
Hybrid ARM	28,582	1,583	30,165	599	(301)	30,463	4.95%	$108.27
Total P&I Securities	10,609,522	528,826	11,138,348	66,968	(208,190)	10,997,126	3.74%	$105.85
Interest-only securities
Fixed	413,164	(348,407)	64,757	3,111	(1,061)	66,807	3.83%	$17.22
Fixed Other (1)	2,548,731	(2,367,115)	181,616	8,961	(28,036)	162,541	1.62%	$9.09
Total	$13,571,417	$(2,186,696)	$11,384,721	$79,040	$(237,287)	$11,226,474

	December 31, 2015
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$5,237,112	$354,134	$5,591,246	$82,591	$(37,450)	$5,636,387	4.40%	$108.14
Hybrid ARM	101,836	4,457	106,293	2,625	(322)	108,596	3.60%	$106.06
Total P&I Securities	5,338,948	358,591	5,697,539	85,216	(37,772)	5,744,983	4.39%	$108.10
Interest-only securities
Fixed	299,682	(262,868)	36,814	1,810	(1,856)	36,768	4.23%	$15.15
Fixed Other (1)	2,618,400	(2,422,915)	195,485	11,363	(15,709)	191,139	1.63%	$9.23
Total	$8,257,030	$(2,327,192)	$5,929,838	$98,389	$(55,337)	$5,972,890
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

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of December 31, 2016 and December 31, 2015, on an annualized basis, was 7.0% and 10.2%, respectively.
The following table summarizes the number of months until the next reset for our floating or adjustable rate Agency RMBS AFS mortgage portfolio at December 31, 2016 and December 31, 2015:

(in thousands)	December 31, 2016	December 31, 2015
0-12 months	$30,131	$108,227
13-36 months	332	369
Total	$30,463	$108,596

Non-Agency RMBS
Our non-Agency RMBS portfolio is comprised of senior and mezzanine tranches of mortgage-backed securities, and excludes the retained interests from our on-balance sheet securitizations, as they are eliminated in consolidation in accordance with U.S. GAAP. The following tables provide investment information on our non-Agency RMBS as of December 31, 2016 and December 31, 2015:

	As of December 31, 2016
(in thousands)	Principal/current face	Accretable purchase discount	Credit reserve purchase discount	Amortized cost	Unrealized gain	Unrealized loss	Carrying value
Principal and interest securities:
Senior	$1,622,604	$(377,017)	$(315,009)	$930,578	$282,479	$(2,595)	$1,210,462
Mezzanine	924,000	(250,786)	(52,428)	620,786	70,761	(3,903)	687,644
Total P&I Securities	2,546,604	(627,803)	(367,437)	1,551,364	353,240	(6,498)	1,898,106
Interest-only securities	185,535	(181,172)	—	4,363	118	(204)	4,277
Total	$2,732,139	$(808,975)	$(367,437)	$1,555,727	$353,358	$(6,702)	$1,902,383

	As of December 31, 2015
(in thousands)	Principal/current face	Accretable purchase discount	Credit reserve purchase discount	Amortized cost	Unrealized gain	Unrealized loss	Carrying value
Principal and interest securities:
Senior	$1,801,283	$(383,816)	$(373,729)	$1,043,738	$275,565	$(5,608)	$1,313,695
Mezzanine	624,253	(98,729)	(35,348)	490,176	52,847	(10,451)	532,572
Total P&I Securities	2,425,536	(482,545)	(409,077)	1,533,914	328,412	(16,059)	1,846,267
Interest-only securities	229,845	(224,476)	—	5,369	794	—	6,163
Total	$2,655,381	$(707,021)	$(409,077)	$1,539,283	$329,206	$(16,059)	$1,852,430

The majority of our non-Agency RMBS were rated at December 31, 2016. Note that credit ratings are based on the par value of the non-Agency RMBS, whereas the distressed non-Agency RMBS assets in our portfolio were acquired at heavily discounted prices. The following table summarizes the credit ratings of our non-Agency RMBS portfolio, based on the Bloomberg Index Rating, a composite of each of the four major credit rating agencies (i.e., DBRS Ltd., Moody’s Investors Services, Inc., Standard & Poor’s Corporation and Fitch, Inc.), as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
AAA	0.1%	—%
AA	—%	—%
A	—%	0.1%
BBB	4.2%	0.1%
BB	1.4%	1.8%
B	4.4%	4.7%
Below B	76.7%	73.0%
Not rated	13.2%	20.3%
Total	100.0%	100.0%

Within our non-Agency RMBS portfolio, we have a substantial emphasis on “legacy” securities, which include securities issued prior to 2009, many of which are subprime. We believe these deeply discounted securities can add relative value as the economy and housing markets continue to improve, as there remains upside optionality to lower delinquencies, higher recoveries and faster prepays. We also hold “new issue” non-Agency RMBS, which we believe have enabled us to find attractive returns and further diversify our non-Agency RMBS portfolio.
Our designated credit reserve as a percentage of total discount and total face value decreased during the year ended December 31, 2016 (as disclosed in Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the consolidated financial statements). When focused on principal and interest securities, from December 31, 2015 to December 31, 2016, our designated credit reserve as a percentage of total discount decreased from 45.9% to 36.9% and our designated credit reserve as a percentage of total face value decreased from 16.9% to 14.4%.
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

The following tables present certain information by investment type and, if applicable, their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at December 31, 2016 and December 31, 2015:

	At December 31, 2016
Non-Agency Principal and Interest (P&I) RMBS	Senior	Mezzanine	Total P&I RMBS
Carrying Value (in thousands)	$1,210,462	$687,644	$1,898,106
% of Non-Agency Portfolio	63.8%	36.2%	100.0%
Average Purchase Price (1)	$53.64	$65.63	$57.86
Average Coupon	2.9%	2.2%	2.6%
Average Fixed Coupon	5.6%	3.5%	4.4%
Average Floating Coupon	2.5%	1.6%	2.2%
Average Hybrid Coupon	5.1%	3.2%	3.8%
Collateral Attributes
Average Loan Age (months)	124	133	126
Average Loan Size (in thousands)	$361	$315	$347
Average Original Loan-to-Value	70.7%	69.8%	70.4%
Average Original FICO (2)	633	584	619
Current Performance
60+ day delinquencies	24.7%	21.5%	23.8%
Average Credit Enhancement (3)	9.6%	20.6%	12.8%
3-Month CPR (4)	5.9%	7.0%	6.2%

	At December 31, 2015
Non-Agency Principal and Interest (P&I) RMBS	Senior	Mezzanine	Total P&I RMBS
Carrying Value (in thousands)	$1,313,695	$532,572	$1,846,267
% of Non-Agency Portfolio	71.2%	28.8%	100.0%
Average Purchase Price (1)	$52.88	$79.01	$60.42
Average Coupon	2.8%	3.0%	2.9%
Average Fixed Coupon	5.4%	5.4%	5.4%
Average Floating Coupon	2.5%	2.9%	2.6%
Average Hybrid Coupon	5.2%	—%	5.2%
Collateral Attributes
Average Loan Age (months)	112	85	105
Average Loan Size (in thousands)	$361	$300	$346
Average Original Loan-to-Value	71.3%	73.0%	71.8%
Average Original FICO (2)	634	695	649
Current Performance
60+ day delinquencies	28.1%	12.2%	24.0%
Average Credit Enhancement (3)	9.1%	12.9%	10.1%
3-Month CPR (4)	4.4%	10.7%	6.2%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total non-Agency RMBS, excluding our non-Agency interest-only portfolio, would be $50.40, $64.34 and $55.46, respectively, at December 31, 2016 and $48.92, $75.63 and $55.80, respectively at December 31, 2015.

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

	December 31, 2016
(dollars in thousands)	Senior		Mezzanine		Total P&I RMBS
Collateral Type	Carrying Value	% of Senior Portfolio	Carrying Value	% of Mezzanine Portfolio	Carrying Value	% of Non-Agency Portfolio
Prime	$33,873	2.8%	$17,143	2.5%	$51,016	2.7%
Alt-A	87,655	7.2%	55,836	8.1%	143,491	7.6%
POA	93,388	7.7%	42,097	6.1%	135,485	7.1%
Subprime	982,860	81.2%	367,822	53.5%	1,350,682	71.2%
Other	12,686	1.1%	204,746	29.8%	217,432	11.4%
Total	$1,210,462	100.0%	$687,644	100.0%	$1,898,106	100.0%

	December 31, 2015
(dollars in thousands)	Senior		Mezzanine		Total P&I RMBS
Collateral Type	Carrying Value	% of Senior Portfolio	Carrying Value	% of Mezzanine Portfolio	Carrying Value	% of Non-Agency Portfolio
Prime	$82,775	6.3%	$18,224	3.4%	$100,999	5.5%
Alt-A	59,049	4.5%	21,638	4.1%	80,687	4.4%
POA	120,959	9.2%	28,885	5.4%	149,844	8.1%
Subprime	1,050,912	80.0%	200,210	37.6%	1,251,122	67.7%
Other	—	—%	263,615	49.5%	263,615	14.3%
Total	$1,313,695	100.0%	$532,572	100.0%	$1,846,267	100.0%

	December 31, 2016
(dollars in thousands)	Senior		Mezzanine		Total P&I RMBS
Coupon Type	Carrying Value	% of Senior Portfolio	Carrying Value	% of Mezzanine Portfolio	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$143,925	11.9%	$190,390	27.7%	$334,315	17.6%
Hybrid or Floating	1,066,537	88.1%	497,254	72.3%	1,563,791	82.4%
Total	$1,210,462	100.0%	$687,644	100.0%	$1,898,106	100.0%

	December 31, 2015
(dollars in thousands)	Senior		Mezzanine		Total P&I RMBS
Coupon Type	Carrying Value	% of Senior Portfolio	Carrying Value	% of Mezzanine Portfolio	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$156,864	11.9%	$22,528	4.2%	$179,392	9.7%
Hybrid or Floating	1,156,831	88.1%	510,044	95.8%	1,666,875	90.3%
Total	$1,313,695	100.0%	$532,572	100.0%	$1,846,267	100.0%

	December 31, 2016
(dollars in thousands)	Senior		Mezzanine		Total P&I RMBS
Origination Year	Carrying Value	% of Senior Portfolio	Carrying Value	% of Mezzanine Portfolio	Carrying Value	% of Non-Agency Portfolio
2006 and Thereafter	$1,049,738	86.7%	$354,610	51.6%	$1,404,348	74.0%
2002-2005	156,288	12.9%	332,883	48.4%	489,171	25.8%
Pre-2002	4,436	0.4%	151	—%	4,587	0.2%
Total	$1,210,462	100.0%	$687,644	100.0%	$1,898,106	100.0%

	December 31, 2015
(dollars in thousands)	Senior		Mezzanine		Total P&I RMBS
Origination Year	Carrying Value	% of Senior Portfolio	Carrying Value	% of Mezzanine Portfolio	Carrying Value	% of Non-Agency Portfolio
2006 and Thereafter	$1,101,308	83.8%	$323,868	60.8%	$1,425,176	77.2%
2002-2005	208,271	15.9%	208,528	39.2%	416,799	22.6%
Pre-2002	4,116	0.3%	176	—%	4,292	0.2%
Total	$1,313,695	100.0%	$532,572	100.0%	$1,846,267	100.0%

The underlying mortgage loans collateralizing our non-Agency RMBS are located across the U.S. The following table presents the five largest geographic concentrations of the mortgages collateralizing these RMBS at December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
(dollars in thousands)	Carrying Value	% of Non-Agency RMBS	Carrying Value	% of Non-Agency RMBS
California	$435,227	22.9%	$443,964	24.0%
New York	224,627	11.8%	200,248	10.8%
Florida	179,434	9.4%	179,885	9.7%
New Jersey	82,731	4.4%	81,207	4.4%
Texas	69,967	3.7%	80,372	4.3%
Total	$991,986	52.2%	$985,676	53.2%

Residential Mortgage Loans Held-for-Sale, at Fair Value
As of December 31, 2016 and December 31, 2015, we held prime nonconforming residential mortgage loans with a carrying value of $0.9 million and $764.3 million, respectively. We also had outstanding commitments to purchase $286.1 million of residential mortgage loans at December 31, 2015, subject to fallout if the loans did not close. In July 2016, we announced a plan to discontinue our mortgage loan conduit and securitization business. During the remainder of 2016, all remaining commitments to purchase mortgage loans were funded, an additional securitization transaction was completed and substantially all of the remaining prime nonconforming residential loans were sold through whole loan sale transactions. The wind down process was completed at the end of 2016.
We also hold a small legacy portfolio of CSL, which are loans where the borrower has previously experienced payment delinquencies and is more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default than on newly originated residential mortgage loans. As of December 31, 2016 and December 31, 2015, we held CSL with a carrying value of $10.5 million and $11.0 million, respectively.
Additionally, as the owner of MSR on loans from securitizations guaranteed by Ginnie Mae, we are obligated to purchase these loans from time to time in order to complete modifications on the mortgage loans or to convey foreclosed properties to HUD. We also have the option to buy out delinquent mortgages in order to better control loss mitigation activities. As of December 31, 2016 and December 31, 2015, we held Ginnie Mae buyout residential mortgage loans with a carrying value of $28.7 million and $36.1 million, respectively. During the year ended December 31, 2016, we sold substantially all of our Ginnie Mae MSR portfolio. As such, we anticipate these balances will continue to decline.

The following tables present our residential mortgage loans held-for-sale portfolio by loan type as of December 31, 2016 and December 31, 2015:

	December 31, 2016
(in thousands)	Unpaid Principal Balance	Fair Value - Purchase Price	Fair Value - Unrealized	Carrying Value
Prime nonconforming residential mortgage loans	$978	$16	$(69)	$925
Credit sensitive residential mortgage loans	17,840	(5,395)	(1,956)	10,489
Ginnie Mae buyout residential mortgage loans	31,168	(1,519)	(917)	28,732
Residential mortgage loans held-for-sale	$49,986	$(6,898)	$(2,942)	$40,146

	December 31, 2015
(in thousands)	Unpaid Principal Balance	Fair Value - Purchase Price	Fair Value - Unrealized	Carrying Value
Prime nonconforming residential mortgage loans	$755,185	$15,678	$(6,545)	$764,318
Credit sensitive residential mortgage loans	19,173	(5,713)	(2,416)	11,044
Ginnie Mae buyout residential mortgage loans	38,303	(1,912)	(322)	36,069
Residential mortgage loans held-for-sale	$812,661	$8,053	$(9,283)	$811,431

Residential Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
We retain subordinated debt and excess servicing rights purchased from securitization trusts sponsored by either third parties or our subsidiaries. The underlying residential mortgage loans held by the trusts, which are consolidated on our consolidated balance sheets, are classified as residential mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the consolidated financial statements for additional information regarding consolidation of the securitization trusts. As of December 31, 2016 and December 31, 2015, residential mortgage loans held-for-investment in securitization trusts had a carrying value of $3.3 billion and $3.2 billion, respectively.
Commercial Real Estate Assets
We originate and purchase commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as commercial real estate assets on the consolidated balance sheets. Additionally, we are the sole certificate holder of a trust entity that holds a commercial real estate loan. The underlying loan held by the trust is consolidated on our consolidated balance sheet and classified as commercial real estate assets. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the trust. Commercial real estate assets are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the assets are deemed impaired.

The following tables summarize our commercial real estate assets by asset type, property type and geographic location as of December 31, 2016 and December 31, 2015:

	December 31, 2016			December 31, 2015
(dollars in thousands)	Mezzanine Loans	First Mortgages	Total	Mezzanine Loans	First Mortgages	Total
Unpaid principal balance	$138,245	$1,286,200	$1,424,445	$153,913	$513,433	$667,346
Unamortized (discount) premium	(15)	(185)	(200)	(237)	—	(237)
Unamortized net deferred origination fees	(221)	(11,481)	(11,702)	(830)	(5,326)	(6,156)
Carrying value	$138,009	$1,274,534	$1,412,543	$152,846	$508,107	$660,953
Unfunded commitments	$1,580	$166,344	$167,924	$1,900	$50,334	$52,234
Number of loans	6	30	36	6	12	18
Weighted average coupon	8.6%	5.1%	5.4%	8.1%	4.5%	5.4%
Weighted average years to maturity (1)	1.5	2.9	2.8	2.6	3.3	3.1
____________________

(1)
Based on contractual maturity date. Certain loans are subject to contractual extension options which may be subject to conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment penalty. We may also extend contractual maturities in connection with loan modifications.

(in thousands)	December 31, 2016		December 31, 2015
Property Type	Carrying Value	% of Commercial Portfolio	Carrying Value	% of Commercial Portfolio
Retail	$237,414	16.8%	$185,883	28.1%
Hotel	90,585	6.4%	80,843	12.2%
Industrial	105,081	7.4%	—	—%
Multifamily	260,683	18.5%	139,011	21.1%
Office	718,780	50.9%	255,216	38.6%
Total	$1,412,543	100.0%	$660,953	100.0%

(in thousands)	December 31, 2016		December 31, 2015
Geographic Location	Carrying Value	% of Commercial Portfolio	Carrying Value	% of Commercial Portfolio
West	$250,044	17.7%	$131,488	19.9%
Southeast	239,194	16.9%	79,118	12.0%
Southwest	267,944	19.0%	161,721	24.4%
Northeast	578,762	41.0%	238,913	36.2%
Midwest	76,599	5.4%	49,713	7.5%
Total	$1,412,543	100.0%	$660,953	100.0%

Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae, Freddie Mac and Ginnie Mae to own and manage MSR, which represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions for the loans underlying our MSR. As of December 31, 2016 and December 31, 2015, our MSR had a fair market value of $693.8 million and $493.7 million, respectively.
As of December 31, 2016 and December 31, 2015, our MSR portfolio included MSR on 280,185 and 241,199 loans with an unpaid principal balance of approximately $62.8 billion and $48.5 billion, respectively. During the year ended December 31, 2016, we sold substantially all of our Ginnie Mae MSR portfolio. The following tables summarize certain characteristics of the loans underlying our MSR at December 31, 2016 and December 31, 2015:

	At December 31, 2016
	Government FHA (1)	Government VA/USDA (1)	Conventional (2)	Total
Unpaid principal balance (in thousands)	$74,106	$3,977	$62,749,892	$62,827,975
Number of loans	521	20	279,644	280,185
Average Coupon	4.2%	4.1%	3.8%	3.8%
Average Loan Age (months)	87	72	24	24
Average Loan Size (in thousands)	$142	$199	$224	$224
Average Original Loan-to-Value	92.7%	101.1%	72.7%	72.7%
Average Original FICO	649	659	757	756
60+ day delinquencies	17.6%	26.4%	0.2%	0.3%
3-Month CPR	10.1%	26.2%	14.5%	14.5%

	At December 31, 2015
	Government FHA (1)	Government VA/USDA (1)	Conventional (2)	Total
Unpaid principal balance (in thousands)	$7,450,109	$2,555,552	$38,534,344	$48,540,005
Number of loans	52,502	13,881	174,816	241,199
Average Coupon	4.4%	3.9%	3.8%	3.9%
Average Loan Age (months)	57	45	31	36
Average Loan Size (in thousands)	$142	$184	$221	$201
Average Original Loan-to-Value	92.3%	96.0%	69.5%	74.4%
Average Original FICO	699	719	762	750
60+ day delinquencies	5.2%	2.9%	0.3%	1.2%
3-Month CPR	14.2%	13.3%	12.6%	12.9%
____________________

(1)	Includes loans issued by Ginnie Mae.

(2)	Includes loans issued by Fannie Mae, Freddie Mac or private investors.

Repurchase Agreements, Federal Home Loan Bank of Des Moines Advances and Revolving Credit Facilities
Our borrowings consist primarily of repurchase agreements, FHLB advances and revolving credit facilities collateralized by our pledge of AFS securities, derivative instruments commercial real estate assets, MSR and certain cash balances. Substantially all of our Agency RMBS are currently pledged as collateral, and the majority of our non-Agency RMBS have been pledged, either through repurchase agreements or FHLB advances. As of December 31, 2016, the debt-to-equity ratio funding our RMBS AFS, commercial real estate assets, MSR and Agency Derivatives only was 3.9:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.

At December 31, 2016 and December 31, 2015, borrowings under repurchase agreements, FHLB advances and revolving credit facilities had the following characteristics:

(dollars in thousands)	December 31, 2016			December 31, 2015
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$10,741,681	0.91%	5.0%	$5,586,480	0.62%	6.9%
Non-Agency RMBS (1)	1,435,754	2.60%	30.2%	2,261,504	1.53%	23.6%
Agency Derivatives	102,236	1.69%	26.7%	122,523	1.18%	26.6%
Residential mortgage loans held-for-sale	—	—%	—%	596,156	0.61%	21.7%
Commercial real estate assets	1,036,680	1.84%	21.9%	226,611	1.12%	36.8%
Mortgage servicing rights	70,000	4.53%	37.1%	—	—%	—%
Total	$13,386,351	1.19%	9.4%	$8,793,274	0.88%	13.2%
____________________

(1)	Includes repurchase agreements and FHLB advances collateralized by retained interests from our on-balance sheet securitizations which are eliminated in consolidation in accordance with U.S. GAAP.

As of December 31, 2016, we had outstanding $9.3 billion of repurchase agreements, and the term to maturity ranged from three days to over 26 months. Repurchase agreements had a weighted average borrowing rate of 1.3% and weighted average remaining maturities of 77 days as of December 31, 2016.
As of December 31, 2016, we had outstanding $4.0 billion of FHLB advances with a weighted average term to maturity of of 146 months, ranging from 17 days to over 19 years. The weighted average cost of funds for our advances was 0.85% at December 31, 2016.
As of December 31, 2016, we had outstanding $70.0 million of short-term borrowings under revolving credit facilities with a weighted average borrowing rate of 4.53% and weighted average remaining maturities of 306 days.
The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of borrowings under repurchase agreements, FHLB advances and revolving credit facilities for the three months ended December 31, 2016, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average (1)	End of Period Balance (1)	Maximum Balance of Any Month-End (1)	End of Period Total Borrowings to Equity Ratio
For the Three Months Ended December 31, 2016	$14,492,271	$13,386,351	$15,636,929	3.9	:1.0
For the Three Months Ended September 30, 2016	$14,098,192	$14,667,373	$14,667,373	4.2	:1.0
For the Three Months Ended June 30, 2016	$12,303,996	$13,669,848	$13,669,848	4.0	:1.0
For the Three Months Ended March 31, 2016	$9,292,057	$10,189,852	$10,189,852	3.0	:1.0
For the Three Months Ended December 31, 2015	$9,601,484	$8,793,274	$10,091,255	2.5	:1.0
____________________

(1)
Includes borrowings under repurchase agreements, FHLB advances and revolving credit facilities collateralized by RMBS AFS, residential mortgage loans held-for-sale, commercial real estate assets, MSR and Agency Derivatives and excludes collateralized borrowings in securitization trusts.

Collateralized Borrowings in Securitization Trusts, at Fair Value
We retain subordinated debt and excess servicing rights purchased from securitization trusts sponsored by either third parties or our subsidiaries. The underlying debt held by the trusts, which is consolidated on our consolidated balance sheets, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the consolidated financial statements for additional information regarding consolidation of the securitization trusts. As of December 31, 2016 and December 31, 2015, collateralized borrowings in securitization trusts had a carrying value of $3.0 billion and $2.0 billion with a weighted average interest rate of 3.4% and 3.6%, respectively. The stated maturity dates for all collateralized borrowings were greater than five years from December 31, 2016.
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
The following table presents the carrying value and coupon of our net economic interests in consolidated securitization trusts and certain attributes of the underlying collateral as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Carrying Value (in thousands)	$230,090	$1,169,894
Average Coupon	3.0%	3.1%
Collateral Attributes
Average Loan Age (months)	23	16
Average Loan Size (in thousands)	$809	$826
Average Original Loan-to-Value	65.3%	65.2%
Average Original FICO	772	772
Current Performance
60+ day delinquencies	0.07%	0.02%

The following table summarizes the carrying values and credit ratings of our net economic interests in consolidated securitization trusts, based on a composite of credit ratings received from DBRS Ltd., Standard & Poor’s Corporation and/or Fitch, Inc. upon issuance of the securities, as of December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
(dollars in thousands)	Carrying Value	% of Retained Portfolio	Carrying Value	% of Retained Portfolio
AAA	$30,970	13.4%	$868,590	74.2%
AA	35,956	15.6%	42,900	3.7%
A	27,073	11.8%	49,925	4.3%
BBB	44,337	19.3%	41,685	3.6%
BB	32,403	14.1%	28,438	2.4%
B	—	—%	—	—%
Below B	—	—%	—	—%
Not rated	59,351	25.8%	138,356	11.8%
Total	$230,090	100.0%	$1,169,894	100.0%

Equity
As of December 31, 2016, our stockholders’ equity was $3.4 billion and our book value per share was $9.78. As of December 31, 2015, our stockholders’ equity was $3.6 billion and our book value per share was $10.11.
The following table provides details of our changes in stockholders’ equity from December 31, 2014 to December 31, 2016:

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Book Value Per Share
Stockholders' equity at December 31, 2014	$4,068.0	366.4	$11.10
Cumulative effect of adoption of new accounting principle	(3.0)
Adjusted stockholders’ equity at January 1, 2015	4,065.0
Reconciliation of non-GAAP measures to GAAP net income and Comprehensive loss:
Core Earnings, net of tax expense of $0.2 million ⁽¹⁾	325.8
Realized gains and losses, net of tax benefit of $24.6 million	134.6
Unrealized mark-to-market gains and losses, net of tax expense of $7.8 million	31.8
GAAP net income	492.2
Other comprehensive loss, net of tax	(496.7)
Comprehensive loss	(4.5)
Dividend declaration	(378.3)
Other	9.0	1.1
Balance before capital transactions	3,691.2	367.5
Repurchase of common stock	(115.2)	(13.7)
Issuance of common stock, net of offering costs	0.6	0.1
Stockholders' equity at December 31, 2015	$3,576.6	353.9	$10.11
Reconciliation of non-GAAP measures to GAAP net income and Comprehensive income:
Core Earnings, net of tax benefit of $5.7 million ⁽¹⁾	313.9
Realized gains and losses, net of tax benefit of $43.4 million	(201.3)
Unrealized mark-to-market gains and losses, net of tax expense of $61.4 million	240.7
GAAP net income	353.3
Other comprehensive loss, net of tax	(159.9)
Comprehensive income	193.4
Dividend declaration	(323.3)
Other	15.2	1.7
Balance before capital transactions	3,461.9	355.6
Repurchase of common stock	(61.3)	(8.0)
Issuance of common stock, net of offering costs	0.5	0.1
Stockholders' equity at December 31, 2016	$3,401.1	347.7	$9.78
____________________

(1)
Core Earnings is a non-U.S. GAAP measure that we define as Comprehensive Income (Loss), excluding “realized gains and losses” (impairment losses, realized gains or losses on the aggregate portfolio, amortization of business combination intangible assets, servicing reserve expenses on MSR, certain upfront costs related to securitization transactions and restructuring charges) and “unrealized mark-to-market gains and losses” (unrealized gains and losses on the aggregate portfolio). As defined, Core Earnings includes interest income or expense and premium income or loss on derivative instruments and servicing income, net of estimated amortization on MSR. Core Earnings is provided for purposes of comparability to other peer issuers.

U.S. GAAP to Taxable Income
The following tables provide reconciliations of our GAAP net income (loss) to our taxable (loss) income split between our REIT and taxable REIT subsidiaries for the years ended December 31, 2016 and December 31, 2015:

	Year Ended December 31, 2016
(dollars in millions)	TRS	REIT	Securitization Trusts	Consolidated
GAAP net income (loss), pre-tax	$44.2	$325.1	$(3.8)	$365.5
State taxes	(0.1)	—	—	(0.1)
Adjusted GAAP net income (loss), pre-tax	44.1	325.1	(3.8)	365.4
Permanent differences
Securitization trusts consolidated for U.S. GAAP purposes only	—	—	3.8	3.8
Other permanent differences	(9.4)	6.7	—	(2.7)
Temporary differences
Net accretion of OID and market discount	0.3	60.6	—	60.9
Net unrealized gains and losses on derivatives	(131.5)	(122.8)	—	(254.3)
Other temporary differences	(18.7)	(14.8)	—	(33.5)
Capital loss deferral	9.6	61.2	—	70.8
Taxable (loss) income	(105.6)	316.0	—	210.4
Dividend declaration deduction	—	(316.0)	—	(316.0)
Taxable loss post-dividend deduction	$(105.6)	$—	$—	$(105.6)

	Year Ended December 31, 2015
(dollars in millions)	TRS	REIT	Securitization Trusts	Consolidated
GAAP net (loss) income, pre-tax	$(45.9)	$535.0	$(13.4)	$475.7
State taxes	(0.2)	—	—	(0.2)
Adjusted GAAP net (loss) income, pre-tax	(46.1)	535.0	(13.4)	475.5
Permanent differences
Securitization trusts consolidated for U.S. GAAP purposes only	—	—	13.4	13.4
Other permanent differences	—	(2.2)	—	(2.2)
Temporary differences
Net accretion of OID and market discount	(0.1)	(37.5)	—	(37.6)
Net unrealized gains and losses on trading securities and derivatives	(23.2)	(33.2)	—	(56.4)
Other temporary differences	0.3	(57.3)	—	(57.0)
Capital loss deferral	60.4	—	—	60.4
Net operating loss carryover	(16.1)	—	—	(16.1)
Taxable (loss) income	(24.8)	404.8	—	380.0
Dividend declaration deduction	—	(404.8)	—	(404.8)
Taxable loss post-dividend deduction	$(24.8)	$—	$—	$(24.8)

The permanent tax differences recorded in 2016 and 2015 include a recurring difference in the income recognized from the securitization trusts that are consolidated for U.S. GAAP purposes only. The permanent tax differences also include a recurring difference in compensation expense related to restricted stock dividends. Temporary differences are principally timing differences between U.S. GAAP and tax accounting related to unrealized gains and losses from derivative instruments, realized and unrealized gains and losses from MSR and accretion and amortization from RMBS.

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
Dividends
For the year ended December 31, 2016, we declared dividends totaling $0.93 per share. As a REIT, we are required to distribute at least 90% of our taxable income to stockholders, subject to certain distribution requirements. For the year ended December 31, 2016, our board of directors elected to distribute the majority of our taxable income to avoid U.S. Federal Income taxes. As such, temporary differences between GAAP net income (loss) and taxable income can generate deterioration in book value on a permanent and temporary basis as taxable income is distributed that has not been earned for U.S. GAAP purposes. The following table presents cash dividends declared on our common stock for the fiscal years ended December 31, 2016, 2015 and 2014:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 15, 2016	December 30, 2016	January 27, 2017	$0.24
September 15, 2016	September 30, 2016	October 20, 2016	$0.23
June 16, 2016	June 30, 2016	July 20, 2016	$0.23
March 15, 2016	March 31, 2016	April 21, 2016	$0.23
December 16, 2015	December 30, 2015	January 20, 2016	$0.26
September 16, 2015	September 30, 2015	October 22, 2015	$0.26
June 17, 2015	June 30, 2015	July 21, 2015	$0.26
March 18, 2015	March 31, 2015	April 21, 2015	$0.26
December 16, 2014	December 30, 2014	January 20, 2015	$0.26
September 16, 2014	September 30, 2014	October 21, 2014	$0.26
June 17, 2014	July 2, 2014	July 22, 2014	$0.26
March 17, 2014	March 31, 2014	April 21, 2014	$0.26

The following table summarizes dividends declared for the years ended December 31, 2016, 2015 and 2014 and their related tax characterization (per share amounts):

		Tax Characterization of Dividends
Year Ended December 31,	Dividends Declared	Ordinary Dividends (Non-Qualified)	Qualified Ordinary Dividends	Capital Gain Distribution
2016	$0.93	$0.93	$—	$—
2015	$1.04	$0.40	$—	$0.64
2014	$1.04	$0.96	$—	$0.08

Share Repurchase Program
Our share repurchase program in effect as of December 31, 2015 allowed for the repurchase of up to an aggregate of 25,000,000 shares of our common stock. During the year ended December 31, 2016, our board of directors approved an increase of 50,000,000 shares, for up to a total of 75,000,000 shares authorized for repurchase by us under the program. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of December 31, 2016, a total of 24,135,000 shares had been repurchased under the program for an aggregate cost of $200.4 million; of these, 8,020,000 shares were repurchased for a total cost of $61.3 million during the year ended December 31, 2016.

Liquidity and Capital Resources
Our liquidity and capital resources are managed and forecast on a daily basis. We believe this ensures that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls, and that we have the flexibility to manage our portfolio to take advantage of market opportunities.
Our principal sources of cash consist of borrowings under repurchase agreements, FHLB advances and revolving credit facilities, payments of principal and interest we receive on our target assets, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our repurchase agreements, FHLB advances and revolving credit facilities, to purchase our target assets, to make dividend payments on our capital stock, and to fund our operations.
On January 19, 2017, we closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes, which included $37.5 million aggregate principal amount sold to the underwriter of the offering pursuant to an overallotment option. The notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of our common stock. The notes will mature in January 2022, unless earlier converted or repurchased in accordance with their terms. We do not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. The notes have an initial conversion rate of 100 shares of common stock per $1,000 principal amount of the notes (equivalent to an initial conversion price of $10.00 per share), subject to adjustment. The net proceeds from the offering were approximately $282 million after deducting underwriting discounts and estimated offering expenses. We intend to use the majority of these proceeds to help fund our MSR assets, which to date has largely been funded with cash.
To the extent that we raise additional equity capital through capital market transactions, we anticipate using cash proceeds from such transactions to purchase additional RMBS, MSR, commercial real estate assets and other target assets and for other general corporate purposes.
As of December 31, 2016, we held $406.9 million in cash and cash equivalents available to support our operations; $18.9 billion of AFS securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts, commercial real estate assets, MSR and derivative assets held at fair value; and $16.4 billion of outstanding debt in the form of repurchase agreements, FHLB advances, borrowings under revolving credit facilities and collateralized borrowings in securitization trusts. During the year ended December 31, 2016, our total consolidated debt-to-equity ratio increased from 3.0:1.0 to 4.8:1.0. The debt-to-equity ratio funding our AFS securities, residential mortgage loans held-for-sale, commercial real estate assets, MSR and Agency Derivatives only also increased from 2.5:1.0 to 3.9:1.0 predominantly driven by the purchase of and increased financing on Agency RMBS, commercial real estate assets and MSR, offset by the sale and securitization of the majority of our residential mortgage loans held-for-sale. We believe the debt-to-equity ratio funding our AFS securities, commercial real estate assets, MSR and Agency Derivatives is the most meaningful debt-to-equity measure as collateralized borrowings on residential mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity.

As of December 31, 2016, we held approximately $2.6 million of unpledged Agency RMBS AFS and Agency Derivatives and $26.1 million of unpledged non-Agency securities and retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP. As a result, we had an overall estimated unused borrowing capacity on unpledged RMBS and retained interests of approximately $19.8 million. We also held approximately $40.1 million of unpledged residential mortgage loans held-for-sale, for which we had no unused borrowing capacity. As of December 31, 2016, we held approximately $43.9 million of unpledged mezzanine commercial real estate loans and $10.8 million of unpledged commercial real estate first mortgages, and an overall estimated unused borrowing capacity on unpledged commercial real estate assets of approximately $36.5 million. We also held approximately $512.9 million of unpledged MSR, for which we had no unused borrowing capacity. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the year ended December 31, 2016, we did not experience any restrictions to our funding sources, although balance sheet capacity of counterparties have tightened due to compliance with the Basel III regulatory capital reform rules as well as management of perceived risk in the volatile interest rate environment. We expect ongoing sources of financing to be primarily repurchase agreements, FHLB advances, revolving credit facilities, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of December 31, 2016, we had master repurchase agreements in place with 31 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate further counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
The following table summarizes our repurchase agreements and counterparty geographical concentration at December 31, 2016 and December 31, 2015:

	December 31, 2016			December 31, 2015
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$4,916,309	$965,621	67.3%	$3,381,616	$693,667	67.0%
Europe (2)	2,617,372	355,060	24.7%	1,125,944	303,206	29.3%
Asia (2)	1,782,670	114,720	8.0%	500,714	38,912	3.7%
Total	$9,316,351	$1,435,401	100.0%	$5,008,274	$1,035,785	100.0%
____________________

(1)
Represents the net carrying value of the securities, residential mortgage loans held-for-sale and commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases are not included in the amounts presented above. However, at both December 31, 2016 and December 31, 2015, the Company did not have any such payables.

(2)	Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

In addition to our master repurchase agreements to fund our RMBS and commercial real estate assets, we have three facilities that provide short- and long-term financing for our commercial real estate assets and two revolving credit facilities that provide short-term financing for our MSR portfolio. An overview of the facilities is presented in the table below:

(dollars in thousands)
As of December 31, 2016
Expiration Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
December 3, 2017	No	$167,569	$82,431	$250,000	Commercial real estate assets
February 18, 2019	No	$185,634	$64,366	$250,000	Commercial real estate assets
November 1, 2017	No	$38,921	$156,079	$195,000	Commercial real estate assets
September 1, 2017	No	$30,000	$—	$30,000	Mortgage servicing rights
December 18, 2017	No	$40,000	$—	$40,000	Mortgage servicing rights
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

Our wholly owned subsidiary, TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of December 31, 2016, TH Insurance had $4.0 billion in outstanding secured advances with a weighted average borrowing rate of 0.85%, and had no additional uncommitted capacity to borrow. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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
In January 2016, the FHFA released a final rule regarding membership in the Federal Home Loan Bank system. Among other effects, the final rule excludes captive insurers from membership eligibility, including our subsidiary member, TH Insurance. Since TH Insurance was admitted as a member in 2013, it is eligible for a membership grace period that shall run through February 19, 2021, during which new advances or renewals that mature beyond the grace period will be prohibited; however, any existing advances that mature beyond this grace period will be permitted to remain in place subject to their terms insofar as we maintain good standing with the FHLB. If any new advances or renewals occur, TH Insurance’s outstanding advances will be limited to 40% of its total assets. Notwithstanding the FHFA’s ruling, we continue to believe our mission aligns well with that of the Federal Home Loan Bank system.
We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of December 31, 2016:

•
Total indebtedness to net worth must be less than the specified threshold ratio in the repurchase agreement. As of December 31, 2016, our debt to net worth, as defined, was 4.9:1.0 while our threshold ratio, as defined, was 5.5:1.0.

•
Liquidity must be greater than the sum of 1.5% of indebtedness related to Agency securities and 5.0% of total indebtedness, excluding indebtedness related to Agency securities. As of December 31, 2016, this sum was $289.8 million while our liquidity, as defined, was $865.0 million.

•
Net worth must be greater than the sum of $1.75 billion plus 40% of the aggregate net cash proceeds of any additional equity issuances made and capital contributions received. As of December 31, 2016, our net worth, as defined, was $3.4 billion.

•	Interest coverage must not be less than 2.0:1.0. As of December 31, 2016, our interest coverage ratio, as defined, was 2.7:1.0.
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

(in thousands)	December 31, 2016	December 31, 2015
Available-for-sale securities, at fair value	$13,117,330	$7,767,074
Residential mortgage loans held-for-sale, at fair value	—	745,454
Commercial real estate assets	1,357,874	361,130
Mortgage servicing rights, at fair value	180,948	—
Net economic interests in consolidated securitization trusts (1)	213,110	1,138,312
Cash and cash equivalents	15,000	15,000
Restricted cash	162,759	119,310
Due from counterparties	48,939	10,211
Derivative assets, at fair value	126,341	157,879
Total	$15,222,301	$10,314,370
____________________

(1)	Includes the retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

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

The following table provides the maturities of our repurchase agreements, FHLB advances and revolving credit facilities as of December 31, 2016 and December 31, 2015:

(in thousands)	December 31, 2016	December 31, 2015
Within 30 days	$3,286,783	$2,689,363
30 to 59 days	2,376,002	1,739,237
60 to 89 days	1,365,394	161,449
90 to 119 days	1,504,056	175,486
120 to 364 days	1,319,720	242,739
One to three years	1,000,658	651,238
Three to five years	—	815,024
Five to ten years	—	—
Ten years and over	2,533,738	2,318,738
Total	$13,386,351	$8,793,274

For the year ended December 31, 2016, our unrestricted cash balance decreased approximately $330.9 million to $406.9 million at December 31, 2016. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the year ended December 31, 2016, operating activities increased our cash balances by approximately $239.7 million, primarily driven by our financial results for the year.

•
Cash flows from investing activities. For the year ended December 31, 2016, investing activities decreased our cash balances by approximately $5.8 billion, primarily driven by purchases, net of sales, of AFS securities, commercial real estate assets and MSR.

•
Cash flows from financing activities. For the year ended December 31, 2016, financing activities increased our cash balance by approximately $5.2 billion, primarily driven by proceeds from repurchase agreements due to purchases of AFS securities and commercial real estate assets and net proceeds from sales of retained interests from our on-balance sheet securitizations.

Off-Balance Sheet Arrangements
We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. However, as of December 31, 2016, we had unfunded commitments on commercial real estate assets of $167.9 million to be used for future fundings to borrowers, generally to finance lease-related or capital expenditures.

Aggregate Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, FHLB advances, revolving credit facilities, interest expense on borrowings, our non-cancelable office leases, management fees payable under our management agreement and unfunded commitments on commercial real estate assets:

	Due During the Year Ended December 31,
(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Repurchase agreements	$9,130,717	$—	$185,634	$—	$—	$—	$9,316,351
Federal Home Loan Bank advances	651,238	—	815,024	—	—	2,533,738	4,000,000
Revolving credit facilities	70,000	—	—	—	—	—	70,000
Interest expense on borrowings (1)	67,406	27,786	23,074	19,578	19,578	262,884	420,306
Long-term operating lease obligations	2,808	2,412	2,483	2,424	2,438	828	13,393
Management fee - PRCM Advisers (2)	175,527	—	—	—	—	—	175,527
Unfunded commitments on commercial real estate assets (3)	25,513	135,818	6,593	—	—	—	167,924
Total	$10,123,209	$166,016	$1,032,808	$22,002	$22,016	$2,797,450	$14,163,501
____________________

(1)	Interest expense on borrowings, including repurchase agreements, FHLB advances and revolving credit facilities, are calculated based on rates at December 31, 2016.

(2)
Contractual obligation for the management fee is estimated through the contract expiration date of October 28, 2017, inclusive of the termination fee as defined in the management agreement between us and PRCM Advisers. Disclosure assumes agreement not renewed or terminated without cause.

(3)	Allocation of unfunded commitments on commercial real estate assets is based on the earlier of the commitment expiration date or the loan maturity date.

We are party to a management agreement with PRCM Advisers, pursuant to which PRCM Advisers is entitled to receive a management fee and the reimbursement of certain expenses from us. We reimburse PRCM Advisers for (i) our allocable share of the compensation paid by PRCM Advisers to its personnel serving as our principal financial officer and general counsel and personnel employed by PRCM Advisers as in-house legal, tax, accounting, consulting, auditing, administrative, information technology, valuation, computer programming and development and back-office resources to us, and (ii) any amounts for personnel of PRCM Advisers’ affiliates arising under a shared facilities and services agreement. We also have certain costs allocated to us by PRCM Advisers for data services and technology, but most direct expenses with third-party vendors are paid directly by us.
We are also party to contracts that contain a variety of indemnification obligations, principally with brokers, underwriters, counterparties to lending agreements and investors in the RMBS we issue and the loans underlying our MSR assets. The maximum potential future payment amount we could be required to pay under these indemnification obligations may be unlimited.

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

Other Matters
We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as, an investment company for purposes of the 1940 Act. If we failed to maintain our exempt status under the 1940 Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in Item 1, “Business - Other Business - Regulation” of this Annual Report on Form 10-K. Accordingly, we monitor our compliance with both the 55% Test and the 80% Tests of the 1940 Act in order to maintain our exempt status. As of December 31, 2016, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.
We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the year ended December 31, 2016. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2016. Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2016, we believe that we qualified as a REIT under the Code.
The Protecting Americans from Tax Hikes Act of 2015 contains changes to certain aspects of the U.S. federal income tax rules applicable to REITs. In particular, the act will reduce the maximum allowable value of assets attributable to our TRSs from 25% to 20%, which change will be applicable with respect to tax years beginning after December 31, 2017. We currently monitor our compliance with this TRS asset test and, in light of this change, we intend to continue to meet the requirement.

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
To reduce the risks to our portfolio, we employ portfolio-wide and asset-specific risk measurement and management processes in our daily operations. Risk management tools include software and services licensed or purchased from third parties as well as proprietary and third-party analytical tools and models. There can be no guarantee that these tools and methods will protect us from market risks.
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
We may utilize U.S. Treasuries as well as derivative financial instruments, which during the year ended December 31, 2016 were limited to interest rate swaps, swaptions, TBAs, put and call options for TBAs, Markit IOS total return swaps and, to a certain extent, inverse interest-only securities, to hedge the interest rate risk associated with our portfolio. In addition, because MSR are negative duration assets, they provide a natural hedge to interest rate exposure on our RMBS portfolio. We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and the financing of our portfolio. In hedging interest rates with respect to our fixed income assets, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we seek to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. We implement part of our hedging strategy through our TRSs, which are subject to U.S. federal, state and, if applicable, local income tax.
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
Our adjustable-rate residential mortgage loans held-for-sale are typically subject to periodic and lifetime interest rate caps and floors, which may limit the amount by which the loan’s interest yield may change during any given period. Therefore, in a period of increasing interest rates, the interest-rate yields on our adjustable-rate residential mortgage loans held-for-sale could effectively be limited by caps.
Interest Rate Mismatch Risk
We fund the majority of our adjustable-rate and hybrid Agency RMBS and adjustable-rate commercial real estate assets with borrowings that are based on LIBOR, while the interest rates on these assets may be indexed to other index rates, such as the one-year Constant Maturity Treasury index, or CMT, the Monthly Treasury Average index, or MTA, or the 11th District Cost of Funds Index, or COFI. Accordingly, any increase in LIBOR relative to these indices may result in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earnings on these assets. Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our stockholders. To mitigate interest rate mismatches, we utilize the hedging strategies discussed above.
The following table provides the indices of our variable rate RMBS, residential mortgage loans held-for-sale and commercial real estate assets of December 31, 2016 and December 31, 2015, respectively, based on carrying value (dollars in thousands).

	As of December 31, 2016				As of December 31, 2015
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$13,188	$23,953	$37,141	1%	$1,625	$98,645	$100,270	4%
LIBOR	3,043,945	13,086	3,057,031	96%	2,488,117	38,698	2,526,815	93%
Other (2)	45,880	41,760	87,640	3%	68,138	17,031	85,169	3%
Total	$3,103,013	$78,799	$3,181,812	100%	$2,557,880	$154,374	$2,712,254	100%
____________________

(1)	“Hybrid” amounts reflect those assets with greater than twelve months to reset.

(2)	“Other” includes COFI, MTA and other indices.

Our analysis of risks is based on PRCM Advisers’ and its affiliates’ experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM Advisers may produce results that differ significantly from the estimates and assumptions used in our models.

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at December 31, 2016.
All changes in value are measured as the change from the December 31, 2016 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities	$619,802	$333,370	$(352,611)	$(733,736)
As a % of December 31, 2016 equity	18.2%	9.8%	(10.4)%	(21.6)%
Residential mortgage loans held-for-sale	$497	$143	$(272)	$(893)
As a % of December 31, 2016 equity	—%	—%	—%	—%
Residential mortgage loans held-for-investment in securitization trusts	$109,957	$71,149	$(84,085)	$(171,404)
As a % of December 31, 2016 equity	3.2%	2.1%	(2.5)%	(5.0)%
Commercial real estate assets	$137	$68	$(264)	$(527)
As a % of December 31, 2016 equity	—%	—%	—%	—%
Mortgage servicing rights	$(109,267)	$(38,788)	$25,516	$43,074
As a % of December 31, 2016 equity	(3.2)%	(1.1)%	0.7%	1.3%
Derivatives, net	$(599,139)	$(300,352)	$316,385	$638,007
As a % of December 31, 2016 equity	(17.6)%	(8.8)%	9.3%	18.7%
Repurchase Agreements	$(13,576)	$(7,214)	$7,214	$14,427
As a % of December 31, 2016 equity	(0.4)%	(0.2)%	0.2%	0.4%
Collateralized borrowings in securitization trusts	$(120,958)	$(74,239)	$80,457	$162,159
As a % of December 31, 2016 equity	(3.5)%	(2.2)%	2.4%	4.8%
Federal Home Loan Bank advances	$(3,572)	$(1,925)	$1,925	$3,850
As a % of December 31, 2016 equity	(0.1)%	(0.1)%	0.1%	0.1%
Revolving credit facilities	$(26)	$(14)	$14	$29
As a % of December 31, 2016 equity	—%	—%	—%	—%
Total Net Assets	$(116,145)	$(17,802)	$(5,721)	$(45,014)
As a % of December 31, 2016 total assets	(0.6)%	(0.1)%	—%	(0.2)%
As a % of December 31, 2016 equity	(3.4)%	(0.5)%	(0.2)%	(1.3)%
	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(12,432)	$(135)	$1,078	$2,155
% change in net interest income	(3.7)%	—%	0.3%	0.6%

The interest rate sensitivity table quantifies the potential changes in annualized net interest income, including float income from custodial accounts associated with our MSR, and portfolio value, which includes the value of our derivative assets and liabilities, should interest rates immediately change. The interest rate sensitivity table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. The cash flows associated with the portfolio for each rate change are calculated based on assumptions, including prepayment speeds, yield on future acquisitions, slope of the yield curve, and size of the portfolio. Assumptions made on the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percentage of borrowings and amount and term of borrowing.
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2016. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

The change in annualized net interest income does not include any benefit or detriment from faster or slower prepayment rates on our Agency and non-Agency RMBS, instruments that represent the interest payments (but not the principal) on a pool of mortgages, or interest-only securities and MSR. We anticipate that faster prepayment speeds in lower interest rate scenarios will generate lower realized yields on Agency RMBS purchased at a premium premium, interest-only securities and MSR and higher realized yields on Agency and non-Agency RMBS purchased at a discount. Similarly, we anticipate that slower prepayment speeds in higher interest rate scenarios will generate higher realized yields on Agency RMBS purchased at a premium, interest-only securities and MSR and lower realized yields Agency and non-Agency RMBS purchased at a discount. Although we have sought to construct the portfolio to limit the effect of changes in prepayment speeds, there can be no assurance this will actually occur, and the realized yield of the portfolio may be significantly different than we anticipate in changing interest rate scenarios.
Given the low interest rate environment at December 31, 2016, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency RMBS purchased at a premium, interest-only securities and MSR, and accretion of discount on our Agency and non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
Our residential mortgage loans are reflected at their estimated fair value. The estimated fair value fluctuates primarily due to changes in interest rates, market valuation of credit risks and other factors. Generally in a rising rate environment, we would expect the fair value of these loans to decrease; conversely, in a decreasing rate environment, we would expect the fair value of these loans to increase. However, the fair value of the CSL and Ginnie Mae buyout residential mortgage loans included in residential mortgage loans held-for-sale is generally less sensitive to interest rate changes.
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

Liquidity Risk
Our liquidity risk is principally associated with our financing of long-maturity assets with shorter-term borrowings in the form of repurchase agreements, FHLB advances and borrowings under revolving credit facilities. Although the interest rate adjustments of these assets and liabilities fall within the guidelines established by our operating policies, maturities are not required to be, nor are they, matched.
Should the value of our assets pledged as collateral suddenly decrease, lender margin calls could increase, causing an adverse change in our liquidity position. Moreover, the portfolio construction of MSR, which generally have negative duration, combined with levered RMBS, which generally have positive duration, may in certain market scenarios lead to variation margin calls, which could negatively impact our excess cash position. Additionally, if the FHLB or one or more of our repurchase agreement or revolving credit facility counterparties chose not to provide ongoing funding, our ability to finance would decline or exist at possibly less advantageous terms. As such, we cannot assure that we will always be able to roll over our repurchase agreements, FHLB advances and revolving credit facilities. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in this Annual Report on Form 10-K for further information about our liquidity and capital resource management.
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
We have audited the accompanying consolidated balance sheets of Two Harbors Investment Corp. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 28, 2017

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2016	December 31, 2015
ASSETS
Available-for-sale securities, at fair value	$13,128,857	$7,825,320
Residential mortgage loans held-for-sale, at fair value	40,146	811,431
Residential mortgage loans held-for-investment in securitization trusts, at fair value	3,271,317	3,173,727
Commercial real estate assets	1,412,543	660,953
Mortgage servicing rights, at fair value	693,815	493,688
Cash and cash equivalents	406,883	737,831
Restricted cash	408,312	262,562
Accrued interest receivable	62,751	49,970
Due from counterparties	60,380	17,206
Derivative assets, at fair value	324,182	271,509
Other assets	302,870	271,575
Total Assets (1)	$20,112,056	$14,575,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$9,316,351	$5,008,274
Collateralized borrowings in securitization trusts, at fair value	3,037,196	2,000,110
Federal Home Loan Bank advances	4,000,000	3,785,000
Revolving credit facilities	70,000	—
Derivative liabilities, at fair value	12,501	7,285
Due to counterparties	111,884	34,294
Dividends payable	83,437	92,016
Other liabilities	79,576	72,232
Total Liabilities (1)	16,710,945	10,999,211
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 900,000,000 shares authorized and 347,652,326 and 353,906,807 shares issued and outstanding, respectively	3,477	3,539
Additional paid-in capital	3,659,973	3,705,519
Accumulated other comprehensive income	199,227	359,061
Cumulative earnings	2,038,033	1,684,755
Cumulative distributions to stockholders	(2,499,599)	(2,176,313)
Total Stockholders’ Equity	3,401,111	3,576,561
Total Liabilities and Stockholders’ Equity	$20,112,056	$14,575,772
____________________

(1)
The consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Two Harbors Investment Corp. At December 31, 2016 and December 31, 2015, assets of the VIEs totaled $3,336,292 and $3,237,918, and liabilities of the VIEs totaled $3,058,278 and $2,017,677, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Year Ended
	December 31,
	2016	2015	2014
Interest income:
Available-for-sale securities	$415,052	$458,515	$506,268
Trading securities	—	8,676	12,913
Residential mortgage loans held-for-sale	23,037	28,966	16,089
Residential mortgage loans held-for-investment in securitization trusts	133,993	95,740	41,220
Commercial real estate assets	59,819	9,138	—
Cash and cash equivalents	1,589	902	717
Total interest income	633,490	601,937	577,207
Interest expense:
Repurchase agreements	97,461	73,049	76,177
Collateralized borrowings in securitization trusts	97,729	57,216	26,760
Federal Home Loan Bank advances	26,101	11,921	4,513
Revolving credit facilities	604	—	—
Total interest expense	221,895	142,186	107,450
Net interest income	411,595	459,751	469,757
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(1,822)	(535)	(392)
Other income (loss):
(Loss) gain on investment securities	(107,374)	363,379	87,201
Gain (loss) on interest rate swap and swaption agreements	45,371	(210,621)	(345,647)
Gain (loss) on other derivative instruments	99,379	(5,049)	(17,529)
Gain on residential mortgage loans held-for-sale	16,085	14,285	17,297
Servicing income	143,616	127,412	128,160
Loss on servicing asset	(83,531)	(99,584)	(128,388)
Other (loss) income	(5,955)	(21,790)	18,539
Total other income (loss)	107,591	168,032	(240,367)
Expenses:
Management fees	46,434	50,294	48,803
Securitization deal costs	6,152	8,971	4,638
Servicing expenses	32,724	28,101	25,925
Other operating expenses	63,483	64,162	56,231
Restructuring charges	2,990	—	—
Total expenses	151,783	151,528	135,597
Income before income taxes	365,581	475,720	93,401
Provision for (benefit from) income taxes	12,303	(16,490)	(73,738)
Net income	$353,278	$492,210	$167,139
Basic and diluted earnings per weighted average common share	$1.01	$1.35	$0.46
Basic and diluted weighted average number of shares of common stock outstanding	348,073,704	365,247,738	366,011,855
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS), continued
(in thousands, except share data)

	Year Ended
	December 31,
	2016	2015	2014

Comprehensive income (loss):
Net income	$353,278	$492,210	$167,139
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(159,834)	(496,728)	411,054
Other comprehensive (loss) income	(159,834)	(496,728)	411,054
Comprehensive income (loss)	$193,444	$(4,518)	$578,193
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity

Balance, December 31, 2013	364,935,168	$3,649	$3,795,372	$444,735	$1,028,397	$(1,417,158)	$3,854,995
Net income	—	—	—	—	167,139	—	167,139
Other comprehensive income before reclassifications, net of tax	—	—	—	463,593	—	—	463,593
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(52,539)	—	—	(52,539)
Net other comprehensive income, net of tax	—	—	—	411,054	—	—	411,054
Issuance of common stock, net of offering costs	57,218	1	587	—	—	—	588
Common dividends declared	—	—	—	—	—	(380,816)	(380,816)
Non-cash equity award compensation	1,403,534	14	15,068	—	—	—	15,082
Balance, December 31, 2014	366,395,920	$3,664	$3,811,027	$855,789	$1,195,536	$(1,797,974)	$4,068,042
Cumulative effect of adoption of new accounting principle	—	—	—	—	(2,991)	—	(2,991)
Adjusted balance, January 1, 2015	366,395,920	3,664	3,811,027	855,789	1,192,545	(1,797,974)	4,065,051
Net income	—	—	—	—	492,210	—	492,210
Other comprehensive loss before reclassifications, net of tax	—	—	—	(161,033)	—	—	(161,033)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(335,695)	—	—	(335,695)
Net other comprehensive loss, net of tax	—	—	—	(496,728)	—	—	(496,728)
Issuance of common stock, net of offering costs	69,826	1	538	—	—	—	539
Repurchase of common stock	(13,664,300)	(137)	(115,037)	—	—	—	(115,174)
Common dividends declared	—	—	—	—	—	(378,339)	(378,339)
Non-cash equity award compensation	1,105,361	11	8,991	—	—	—	9,002
Balance, December 31, 2015	353,906,807	$3,539	$3,705,519	$359,061	$1,684,755	$(2,176,313)	$3,576,561
Net income	—	—	—	—	353,278	—	353,278
Other comprehensive loss before reclassifications, net of tax	—	—	—	(58,804)	—	—	(58,804)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(101,030)	—	—	(101,030)
Net other comprehensive loss, net of tax	—	—	—	(159,834)	—	—	(159,834)
Issuance of common stock, net of offering costs	60,602	1	501	—	—	—	502
Repurchase of common stock	(8,020,000)	(80)	(61,227)	—	—	—	(61,307)
Common dividends declared	—	—	—	—	—	(323,286)	(323,286)
Non-cash equity award compensation	1,704,917	17	15,180	—	—	—	15,197
Balance, December 31, 2016	347,652,326	$3,477	$3,659,973	$199,227	$2,038,033	$(2,499,599)	$3,401,111
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$353,278	$492,210	$167,139
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investment securities and commercial real estate assets, net	35,644	38,445	12,012
Other-than-temporary impairment losses	1,822	535	392
Realized and unrealized losses (gains) on investment securities, net	107,374	(363,379)	(87,201)
Gain on residential mortgage loans held-for-sale	(16,085)	(14,285)	(17,297)
Loss (gain) on residential mortgage loans held-for-investment and collateralized borrowings in securitization trusts	11,834	26,527	(16,840)
Realized gain on sales of commercial real estate assets	—	(181)	—
Loss on servicing asset	83,531	99,584	128,388
Loss on termination and option expiration of interest rate swaps and swaptions	81,985	226,143	55,389
Unrealized (gain) loss on interest rate swaps and swaptions	(148,429)	(101,158)	198,504
Unrealized gain on other derivative instruments	(37,463)	(14,196)	(8,011)
Equity based compensation	15,197	9,002	15,082
Depreciation of fixed assets	1,283	1,362	1,083
Amortization of intangible assets	—	—	533
Purchases of residential mortgage loans held-for-sale	(1,214,865)	(2,599,737)	(1,475,210)
Proceeds from sales of residential mortgage loans held-for-sale	804,265	160,559	432,749
Proceeds from repayment of residential mortgage loans held-for-sale	143,587	98,631	38,545
Net change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(12,781)	15,559	(15,226)
Decrease (increase) in deferred income taxes, net	13,766	(12,638)	(80,261)
Decrease (increase) in income taxes receivable	3,754	(5,286)	—
Increase in prepaid and fixed assets	(338)	(930)	(2,536)
(Increase) decrease in other receivables	(6,376)	8,701	(10,421)
Decrease (increase) in servicing advances	11,352	(10,009)	(20,192)
Increase (decrease) in accrued interest payable	10,782	(5,049)	3,495
(Decrease) increase in income taxes payable	(70)	(1,305)	618
(Decrease) increase in accrued expenses and other liabilities	(3,368)	14,147	11,983
Net cash provided by (used in) operating activities	$239,679	$(1,936,748)	$(667,283)
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Year Ended
	December 31,
	2016	2015	2014
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	$(21,325,083)	$(1,788,541)	$(6,126,579)
Proceeds from sales of available-for-sale securities	14,404,458	6,985,567	3,479,329
Principal payments on available-for-sale securities	1,278,361	1,148,407	1,044,487
(Purchases) short sales of derivative instruments, net	(19,240)	4,081	(81,330)
Proceeds from sales (payments for termination) of derivative instruments, net	76,040	(90,183)	73,966
Purchases of trading securities	—	—	(2,138,647)
Proceeds from sales of trading securities	—	2,004,375	1,145,410
Proceeds from repayment of residential mortgage loans held-for-investment in securitization trusts	913,894	562,025	111,129
Originations and purchases of commercial real estate assets, net of deferred fees	(760,731)	(662,627)	—
Proceeds from sales of commercial real estate assets	—	1,979	—
Proceeds from repayment of commercial real estate assets	16,385	344	—
Purchases of mortgage servicing rights, net of purchase price adjustments	(317,709)	(123,666)	(59,568)
Proceeds from sales of mortgage servicing rights	40,137	—	—
Purchases of Federal Home Loan Bank stock	(11,206)	(56,640)	(100,000)
Purchases of equity investments	—	—	(3,000)
Increase (decrease) in due to counterparties, net	34,416	(71,493)	(205,180)
(Increase) decrease in restricted cash	(145,750)	74,209	64,876
Net cash (used in) provided by investing activities	(5,816,028)	7,987,837	(2,795,107)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	112,504,120	47,385,219	213,091,865
Principal payments on repurchase agreements	(108,196,043)	(55,309,408)	(212,409,852)
Proceeds from issuance of collateralized borrowings in securitization trusts	1,877,399	1,223,302	728,519
Principal payments on collateralized borrowings in securitization trusts	(832,405)	(406,942)	(182,872)
Proceeds from Federal Home Loan Bank advances	215,000	1,490,000	4,796,411
Principal payments on Federal Home Loan Bank advances	—	(205,000)	(2,296,411)
Proceeds from revolving credit facilities	70,000	—	—
Proceeds from issuance of common stock, net of offering costs	502	539	588
Repurchase of common stock	(61,307)	(115,174)	—
Dividends paid on common stock	(331,865)	(381,586)	(285,553)
Net cash provided by (used in) financing activities	5,245,401	(6,319,050)	3,442,695
Net decrease in cash and cash equivalents	(330,948)	(267,961)	(19,695)
Cash and cash equivalents at beginning of period	737,831	1,005,792	1,025,487
Cash and cash equivalents at end of period	$406,883	$737,831	$1,005,792
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Year Ended
	December 31,
	2016	2015	2014
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$116,147	$92,286	$79,276
Cash (received) paid for taxes	$(5,146)	$2,739	$5,905
Noncash Activities:
Transfers of residential mortgage loans held-for-sale to residential mortgage loans held-for-investment in securitization trusts	$1,031,226	$2,046,437	$1,022,360
Transfers of residential mortgage loans held-for-sale to other receivables for foreclosed government-guaranteed loans	$16,721	$16,723	$—
Transfer of fair value of mortgage servicing rights to fair value of Ginnie Mae residential mortgage loans held-for-sale upon buyout	$5,162	$15,756	$6,136
Additions to mortgage servicing rights due to sale of residential mortgage loans held-for-sale	$924	$1,844	$288
Cumulative-effect adjustment to equity for adoption of new accounting principle	$—	$(2,991)	$—
Dividends declared but not paid at end of period	$83,437	$92,016	$95,263
Reconciliation of residential mortgage loans held-for-sale:
Residential mortgage loans held-for-sale at beginning of period	$811,431	$535,712	$544,581
Purchases of residential mortgage loans held-for-sale	1,214,865	2,599,737	1,475,210
Transfers to residential mortgage loans held-for-investment in securitization trusts	(1,031,226)	(2,046,437)	(1,022,360)
Transfers to other receivables for foreclosed government-guaranteed loans	(16,721)	(16,723)	—
Transfer of fair value of mortgage servicing rights to fair value of Ginnie Mae residential mortgage loans held-for-sale upon buyout	(5,162)	(15,756)	(6,136)
Proceeds from sales of residential mortgage loans held-for-sale	(804,265)	(160,559)	(432,749)
Proceeds from repayment of residential mortgage loans held-for-sale	(143,587)	(98,631)	(38,545)
Realized and unrealized gains on residential mortgage loans held-for-sale	14,811	14,088	15,711
Residential mortgage loans held-for-sale at end of period	$40,146	$811,431	$535,712
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 1. Organization and Operations
Two Harbors Investment Corp., or the Company, is a Maryland corporation focused on investing in, financing and managing residential mortgage-backed securities, or RMBS, mortgage servicing rights, or MSR, commercial real estate and other financial assets. The Company is externally managed and advised by PRCM Advisers LLC, or PRCM Advisers, which is a subsidiary of Pine River Capital Management L.P., or Pine River, a global multi-strategy asset management firm. The Company’s common stock is listed on the NYSE under the symbol “TWO”.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Designation
The Company classifies its RMBS, excluding inverse interest-only Agency securities classified as derivatives for purposes of U.S. GAAP, as available-for-sale, or AFS, investments. Although the Company generally intends to hold most of its investment securities until maturity, it may, from time to time, sell any of its investment securities as part of its overall management of its portfolio. Accordingly, the Company classifies all of its RMBS as AFS, including its interest-only strips, which represent the Company’s right to receive a specified portion of the contractual interest flows of specific Agency or non-Agency securities. All assets classified as AFS, excluding Agency interest-only mortgage-backed securities and GSE credit risk transfer securities, are reported at estimated fair value with unrealized gains and losses, excluding other than temporary impairments, included in accumulated other comprehensive income, on an after-tax basis.
On July 1, 2015, the Company elected the fair value option for Agency interest-only securities and GSE credit risk transfer securities acquired on or after such date. All Agency interest-only securities and GSE credit risk transfer securities acquired on or after July 1, 2015 are carried at estimated fair value with changes in fair value, excluding other than temporary impairments, recorded as a component of (loss) gain on investment securities in the consolidated statements of comprehensive income (loss).
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
Determination of RMBS Fair Value
Fair value is determined under the guidance of Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, or ASC 820. The Company determines the fair value of its RMBS that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae (collectively, “Agency RMBS”), based upon prices obtained from third-party pricing providers or broker quotes received using the bid price, which are both deemed indicative of market activity. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of its non-Agency RMBS, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data.
If listed price data is not available or insufficient, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs. The Company classifies these securities as Level 3 assets. As of December 31, 2016, none of the investment securities portfolio is categorized as Level 3.
The Company’s application of ASC 820 guidance is discussed in further detail in Note 14 - Fair Value of these notes to the consolidated financial statements.
Revenue Recognition, Premium Amortization and Discount Accretion
Interest income on securities is accrued based on the outstanding principal balance and their contractual terms. Premiums and discounts associated with Agency and non-Agency RMBS rated AA and higher at the time of purchase, are amortized into interest income over the life of such securities using the effective yield method. Adjustments to premium amortization are made for actual prepayment activity. The Company estimates prepayments for its Agency interest-only securities, which represent the Company’s right to receive a specified portion of the contractual interest flows of specific Agency and CMO securities. As a result, if prepayments increase (or are expected to increase), the Company will accelerate the rate of amortization on the premiums.
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
Residential Mortgage Loans Held-for-Sale, at Fair Value
Residential mortgage loans held-for-sale are reported at fair value as a result of a fair value option election. Fair value is determined under the guidance of ASC 820. The Company determines the fair value of its residential mortgage loans held-for-sale by type of loan and the determination is generally based on current secondary market pricing or cash flow models using market-based yield requirements. See Note 14 - Fair Value of these notes to the consolidated financial statements for details on fair value measurement. The Company classifies residential mortgage loans held-for-sale based on management’s intent to sell them in the secondary whole loan market or include them in a securitization.
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
Securitizations and Variable Interest Entities
The Company retains subordinated debt and excess servicing rights purchased from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The securitization trusts are considered VIEs for financial reporting purposes and, thus, are reviewed for consolidation under the applicable consolidation guidance. As the Company has both the power to direct the activities of the securitization trusts that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trusts. The underlying loans are classified as residential mortgage loans held-for-investment in securitization trusts and the underlying debt is classified as collateralized borrowings in securitization trusts on the consolidated balance sheets. The interest income on residential mortgage loans held-for-investment and interest expense on collateralized borrowings are recorded on the consolidated statements of comprehensive income (loss). See Note 14 - Fair Value of these notes to the consolidated financial statements for details on fair value measurement.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Residential Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
Residential mortgage loans held-for-investment in securitization trusts related to the Company's on-balance sheet securitizations are reported at fair value as a result of a fair value option election. These securitized mortgage loans are legally isolated from the Company and have been structured to be beyond the reach of creditors of the Company. Under the guidance of ASC 810, Consolidation, an entity is allowed to measure both the financial assets and financial liabilities of a qualifying collateralized financing entity, or CFE, it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the Company’s securitization trusts are considered qualifying CFEs, the Company determines the fair value of these residential mortgage loans based on the fair value of its collateralized borrowings in securitization trusts and its retained interests from the Company’s on-balance sheet securitizations (eliminated in consolidation in accordance with U.S. GAAP), as the fair value of these instruments is more observable. See Note 14 - Fair Value of these notes to the consolidated financial statements for details on fair value measurement.
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
Commercial Real Estate Assets
The Company originates and purchases commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as commercial real estate assets on the consolidated balance sheets. Additionally, the Company is the sole certificate holder of a trust entity that holds a commercial real estate loan. The trust is considered a VIE for financial reporting purposes and, thus, is reviewed for consolidation under the applicable consolidation guidance. As the Company has both the power to direct the activities of the trust that most significantly impact the entity’s performance, and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, the Company consolidates the trust. The underlying loan is classified as commercial real estate assets on the consolidated balance sheets. The loan is legally isolated from the Company and has been structured to be beyond the reach of creditors of the Company. Interest income on commercial real estate assets is recorded on the consolidated statements of comprehensive income (loss).
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Mortgage Servicing Rights, at Fair Value
The Company’s MSR represent the right to service mortgage loans. The Company and its subsidiaries do not originate or directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions for the loans underlying the Company’s MSR. However, as an owner and manager of MSR, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the other assets line item on the consolidated balance sheets.
MSR are reported at fair value on the consolidated balance sheets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates). Changes in the fair value of MSR as well as servicing fee income and servicing expenses are reported on the consolidated statements of comprehensive income (loss).
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
Due from/to Counterparties, net
Due from counterparties includes cash held by counterparties for payment of principal and interest as well as cash held by counterparties as collateral against the Company’s derivatives and/or repurchase agreements but represents excess capacity and deemed unrestricted and a receivable from the counterparty as of the balance sheet date. Due from counterparties also includes cash receivable from counterparties for sales of MSR pending final transfer and settlement. Due to counterparties includes cash payable by the Company upon settlement of trade positions as well as cash deposited to and held by the Company as collateral against the Company’s derivatives and/or repurchase agreements but represents a payable to the counterparty as of the balance sheet date. Due to counterparties also includes purchase price holdbacks on MSR acquisitions for early prepayment or default provisions, collateral exceptions and other contractual terms.
Derivative Financial Instruments, at Fair Value
In accordance with ASC 815, Derivatives and Hedging, as amended and interpreted, or ASC 815, all derivative financial instruments, whether designated for hedging relationships or not, are recorded on the consolidated balance sheets as assets or liabilities and carried at fair value.
At the inception of a derivative contract, the Company determines whether the instrument will be part of a qualifying hedge accounting relationship or whether the Company will account for the contract as a trading instrument. Due to the volatility of the credit markets and difficulty in effectively matching pricing or cash flows, the Company has elected to treat all current derivative contracts as trading instruments. Changes in fair value as well as the accrual and settlement of interest associated with derivatives accounted for as trading instruments are reported in the consolidated statements of comprehensive income (loss) as gain (loss) on interest rate swap and swaption agreements or gain (loss) on other derivative instruments depending on the type of derivative instrument.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The Company has provided specific disclosure regarding the location and amounts of derivative instruments in the consolidated financial statements and how derivative instruments and related hedged items are accounted for. See Note 11 - Derivative Instruments and Hedging Activities of these notes to the consolidated financial statements.
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
Repurchase Agreements
The Company finances the acquisition of certain of its investment securities, residential mortgage loans and commercial real estate assets through the use of repurchase agreements. These repurchase agreements are generally short-term debt, which expire within one year. As of December 31, 2016, certain of the Company’s repurchase agreements had contractual terms of greater than one year, and were considered long-term debt. Borrowings under repurchase agreements generally bear interest rates of a specified margin over one-month LIBOR and are generally uncommitted. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements.
Collateralized Borrowings in Securitization Trusts, at Fair Value
Collateralized borrowings in securitization trusts related to the Company's on-balance sheet securitizations are reported at fair value as a result of a fair value option election. This long-term debt is nonrecourse to the Company beyond the assets held in the trusts. Fair value is determined under the guidance of ASC 820. The Company determines the fair value of its collateralized borrowings in securitization trusts based on prices obtained from third-party pricing providers, broker quotes received and other applicable market data. See Note 14 - Fair Value of these notes to the consolidated financial statements for details on fair value measurement.
Federal Home Loan Bank of Des Moines Advances and Stock Holdings
The Company’s wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, is a member of the Federal Home Loan Bank of Des Moines, or the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances.
The Company’s secured advances from the FHLB may have both short-term and long-term maturities. The advances with less than five year terms generally bear interest rates of a spread over one- or three-month LIBOR and the advances with 20-year terms generally bear interest rates of or one- or three-month MOVR, or the FHLB member option variable-rate. FHLB advances are treated as secured financing transactions and are carried at their contractual amounts.
As a condition to membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB. FHLB stock is considered a nonmarketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLB. Accordingly, when evaluating FHLB stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. At its discretion, the FHLB may declare dividends on its stock.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Deferred Tax Assets and Liabilities
Income recognition for U.S. GAAP and tax differ in certain respects. These differences often reflect differing accounting treatments for tax and U.S. GAAP, such as accounting for discount and premium amortization, credit losses, asset impairments, recognition of certain operating expenses and certain valuation estimates. Some of these differences are temporary in nature and create timing mismatches between when taxable income is earned and the tax is paid versus when the earnings (losses) for U.S. GAAP purposes, or GAAP net income, are recognized and the tax provision is recorded. Some of these differences are permanent since certain income (or expense) may be recorded for tax purposes but not for U.S. GAAP purposes (or vice-versa). One such significant permanent difference is the Company’s ability as a REIT to deduct dividends paid to stockholders as an expense for tax purposes, but not for U.S. GAAP purposes.
As a result of these temporary differences, the Company’s taxable REIT subsidiaries, or TRSs, may recognize taxable income in periods prior or subsequent to when it recognizes income for U.S. GAAP purposes. When this occurs, the TRSs pay or defer the tax liability and establish deferred tax assets or deferred tax liabilities, respectively, for U.S. GAAP purposes.
As the income is subsequently realized in future periods under U.S. GAAP, the deferred tax asset is recognized as an expense. Alternatively, as the TRSs realize the deferred taxable income, the deferred tax liability is recognized as a reduction to taxable income. The Company’s deferred tax assets and/or liabilities are generated solely by differences in GAAP net income and taxable income (loss) at our taxable subsidiaries. U.S. GAAP and tax differences in the REIT may create additional deferred tax assets and/or liabilities to the extent the Company does not distribute all of its taxable income.
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
The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with ASC 740, Income Taxes. The Company records these liabilities to the extent the Company deems them more likely than not to be incurred. The Company classifies interest and penalties on material uncertain tax positions as interest expense and operating expense, respectively, in its consolidated statements of comprehensive income (loss).
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
Other Comprehensive (Loss) Income
Current period net unrealized gains and losses on AFS securities, excluding Agency interest-only securities and GSE credit risk transfer securities, are reported as components of accumulated other comprehensive income on the consolidated statements of stockholders’ equity and in the consolidated statements of comprehensive income (loss). Net unrealized gains and losses on securities held by our taxable subsidiaries that are reported in accumulated other comprehensive income are adjusted for the effects of taxation and may create deferred tax assets or liabilities.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of December 31, 2016 and December 31, 2015:

	December 31, 2016
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$388,522	$(64,340)	$324,182	$(12,501)	$—	$311,681
Total Assets	$388,522	$(64,340)	$324,182	$(12,501)	$—	$311,681
Liabilities
Repurchase agreements	$(9,316,351)	$—	$(9,316,351)	$9,316,351	$—	$—
Derivative liabilities	(76,841)	64,340	(12,501)	12,501	—	—
Total Liabilities	$(9,393,192)	$64,340	$(9,328,852)	$9,328,852	$—	$—

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
Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
In August 2014, the FASB issued ASU No. 2014-15, which requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern for both annual and interim reporting periods. The update requires certain disclosures if management concludes that substantial doubt exists and plans to alleviate that doubt. The ASU is effective for annual periods ending after December 15, 2016, and for both annual and interim periods thereafter, with early adoption permitted. Adoption of this ASU did not have any impact on the Company’s financial condition, results of operations or disclosures as no going concern issues were identified.
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
Classification of Certain Cash Receipts and Cash Payments and Restricted Cash
In August 2016, the FASB issued ASU No. 2016-15, which clarifies how entities should classify certain cash receipts and cash payments and how the predominance principle should be applied on the statement of cash flows. Additionally, in November 2016, the FASB issued ASU No. 2016-18, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents, but no longer present transfers between cash and cash equivalents and restricted cash and cash equivalents in the statement of cash flows. Both ASUs are effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017, with early adoption permitted. The Company has determined these ASUs will not have an impact on the Company’s financial condition or results of operations but will impact the presentation of the consolidated statements of cash flows.

Note 3. Variable Interest Entities
The Company retains subordinated debt and excess servicing rights purchased from securitization trusts sponsored by either third parties or the Company’s subsidiaries. Additionally, the Company is the sole certificate holder of a trust entity that holds a commercial real estate loan. All of these trusts are considered VIEs for financial reporting purposes and, thus, were reviewed for consolidation under the applicable consolidation guidance. Because the Company has both the power to direct the activities of the trusts that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trusts. As the Company is required to reassess VIE consolidation guidance each quarter, new facts and circumstances may change the Company’s determination. A change in the Company’s determination could result in a material impact to the Company’s consolidated financial statements during subsequent reporting periods.
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the consolidated balance sheets as of December 31, 2016 and December 31, 2015:

(in thousands)	December 31, 2016	December 31, 2015
Residential mortgage loans held-for-investment in securitization trusts	$3,271,317	$3,173,727
Commercial real estate assets	45,885	45,698
Accrued interest receivable	19,090	18,493
Total Assets	$3,336,292	$3,237,918
Collateralized borrowings in securitization trusts	$3,037,196	$2,000,110
Accrued interest payable	8,708	5,943
Other liabilities	12,374	11,624
Total Liabilities	$3,058,278	$2,017,677

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include non-Agency RMBS, which are classified within available-for-sale securities, at fair value on the consolidated balance sheets. As of both December 31, 2016 and December 31, 2015, the carrying value, which also represents the maximum exposure to loss, of all non-Agency RMBS in unconsolidated VIEs was $1.9 billion.

Note 4. Available-for-Sale Securities, at Fair Value
The Company holds AFS investment securities which are carried at fair value on the consolidated balance sheets. AFS securities exclude the retained interests from the Company’s on-balance sheet securitizations, as they are eliminated in consolidation in accordance with U.S. GAAP. The following table presents the Company’s AFS investment securities by collateral type as of December 31, 2016 and December 31, 2015:

(in thousands)	December 31, 2016	December 31, 2015
Agency
Federal Home Loan Mortgage Corporation	$2,742,630	$1,678,814
Federal National Mortgage Association	8,274,507	3,602,348
Government National Mortgage Association	209,337	691,728
Non-Agency	1,902,383	1,852,430
Total available-for-sale securities	$13,128,857	$7,825,320

At December 31, 2016 and December 31, 2015, the Company pledged AFS securities with a carrying value of $13.1 billion and $7.8 billion, respectively, as collateral for repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. See Note 15 - Repurchase Agreements and Note 17 - Federal Home Loan Bank of Des Moines Advances.
At December 31, 2016 and December 31, 2015, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, or ASC 860, to be considered linked transactions and, therefore, classified as derivatives.
The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of December 31, 2016 and December 31, 2015:

	December 31, 2016
(in thousands)	Agency	Non-Agency	Total
Face Value	$13,571,417	$2,732,139	$16,303,556
Unamortized premium	571,749	—	571,749
Unamortized discount
Designated credit reserve	—	(367,437)	(367,437)
Net, unamortized	(2,758,445)	(808,975)	(3,567,420)
Amortized Cost	11,384,721	1,555,727	12,940,448
Gross unrealized gains	79,040	353,358	432,398
Gross unrealized losses	(237,287)	(6,702)	(243,989)
Carrying Value	$11,226,474	$1,902,383	$13,128,857

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	December 31, 2015
(in thousands)	Agency	Non-Agency	Total
Face Value	$8,257,030	$2,655,381	$10,912,411
Unamortized premium	394,787	—	394,787
Unamortized discount
Designated credit reserve	—	(409,077)	(409,077)
Net, unamortized	(2,721,979)	(707,021)	(3,429,000)
Amortized Cost	5,929,838	1,539,283	7,469,121
Gross unrealized gains	98,389	329,206	427,595
Gross unrealized losses	(55,337)	(16,059)	(71,396)
Carrying Value	$5,972,890	$1,852,430	$7,825,320

The following tables present the carrying value of the Company’s AFS securities by rate type as of December 31, 2016 and December 31, 2015:

	December 31, 2016
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$30,463	$1,574,850	$1,605,313
Fixed Rate	11,196,011	327,533	11,523,544
Total	$11,226,474	$1,902,383	$13,128,857

	December 31, 2015
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$108,596	$1,673,038	$1,781,634
Fixed Rate	5,864,294	179,392	6,043,686
Total	$5,972,890	$1,852,430	$7,825,320

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of December 31, 2016:

	December 31, 2016
(in thousands)	Agency	Non-Agency	Total
≤ 1 year	$1,198	$20,684	$21,882
> 1 and ≤ 3 years	48,595	56,498	105,093
> 3 and ≤ 5 years	614,633	207,724	822,357
> 5 and ≤ 10 years	10,532,188	946,609	11,478,797
> 10 years	29,860	670,868	700,728
Total	$11,226,474	$1,902,383	$13,128,857

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table presents the changes for the years ended December 31, 2016 and 2015 of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	Year Ended December 31,
	2016			2015
(in thousands)	Designated Credit Reserve	Unamortized Net Discount	Total	Designated Credit Reserve	Unamortized Net Discount	Total
Beginning balance at January 1	$(409,077)	$(707,021)	$(1,116,098)	$(927,605)	$(967,368)	$(1,894,973)
Acquisitions	(70,108)	(189,754)	(259,862)	557	(5,124)	(4,567)
Accretion of net discount	—	69,542	69,542	—	96,061	96,061
Realized credit losses	1,969	—	1,969	18,068	—	18,068
Reclassification adjustment for other-than-temporary impairments	914	—	914	1,742	—	1,742
Transfers from (to)	74,972	(74,972)	—	154,580	(154,580)	—
Sales, calls, other	33,893	93,230	127,123	343,581	323,990	667,571
Ending balance at December 31	$(367,437)	$(808,975)	$(1,176,412)	$(409,077)	$(707,021)	$(1,116,098)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time that the securities had an unrealized loss position as of December 31, 2016 and December 31, 2015. At December 31, 2016, the Company held 1,239 AFS securities, of which 252 were in an unrealized loss position for less than twelve consecutive months and 125 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2015, the Company held 1,181 AFS securities, of which 121 were in an unrealized loss position for less than twelve consecutive months and 182 were in an unrealized loss position for more than twelve consecutive months. Of the $6.4 billion and $1.5 billion of AFS securities in an unrealized loss position for less than twelve consecutive months as of December 31, 2016 and December 31, 2015, $6.1 billion, or 95.8%, and $1.1 billion, or 73.6%, respectively, were Agency AFS securities, whose principal and interest are guaranteed by the GSEs.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2016	$6,416,820	$(204,034)	$504,978	$(39,955)	$6,921,798	$(243,989)
December 31, 2015	$1,503,939	$(26,984)	$1,141,839	$(44,412)	$2,645,778	$(71,396)

Evaluating AFS Securities for Other-Than-Temporary Impairments
In evaluating AFS securities for OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred. If the Company does not intend to sell and will not be more likely than not required to sell the security, the credit loss is recognized in earnings and the balance of the unrealized loss is recognized in either other comprehensive (loss) income, net of tax, or (loss) gain on investment securities, depending on the accounting treatment. If the Company intends to sell the security or will be more likely than not required to sell the security, the full unrealized loss is recognized in earnings.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The Company recorded a $1.8 million other-than-temporary credit impairment during the year ended December 31, 2016 on four non-Agency RMBS where the future expected cash flows for each security were less than its amortized cost. As of December 31, 2016, impaired securities with a carrying value of $111.5 million had actual weighted average cumulative losses of 4.9%, weighted average three-month prepayment speed of 5.9%, weighted average 60+ day delinquency of 23.0% of the pool balance, and weighted average FICO score of 660. At December 31, 2016, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities; therefore, only the projected credit loss was recognized in earnings. During the years ended December 31, 2015 and 2014, the Company recorded $0.5 million and $0.4 million in other-than-temporary credit impairments on two and three non-Agency RMBS, respectively, where the future expected cash flows for the security were less than its amortized cost.
The following table presents the changes in OTTI included in earnings for the years ended December 31, 2016, 2015 and 2014:

	Year Ended
	December 31,
(in thousands)	2016	2015	2014
Cumulative credit loss at beginning of period	$(6,499)	$(8,241)	$(9,467)
Additions:
Other-than-temporary impairments not previously recognized	(1,307)	(238)	(91)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	(515)	(297)	(301)
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	1,387	—	464
Decreases related to other-than-temporary impairments on securities sold	1,328	2,277	1,154
Cumulative credit loss at end of period	$(5,606)	$(6,499)	$(8,241)

Cumulative credit losses related to OTTI may be reduced for securities sold as well as for securities that mature, are paid down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within (loss) gain on investment securities in the Company’s consolidated statements of comprehensive income (loss). For the years ended December 31, 2016, 2015 and 2014, the Company sold AFS securities for $14.4 billion, $7.0 billion and $3.5 billion with an amortized cost of $14.5 billion, $6.6 billion and $3.4 billion for net realized losses of $126.2 million and gains of $369.4 million and $84.4 million, respectively.
The following table presents the gross realized gains and losses on sales of AFS securities for the years ended December 31, 2016, 2015 and 2014:

	Year Ended
	December 31,
(in thousands)	2016	2015	2014
Gross realized gains	$97,049	$388,392	$162,235
Gross realized losses	(223,277)	(19,040)	(77,820)
Total realized (losses) gains on sales, net	$(126,228)	$369,352	$84,415

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 5. Residential Mortgage Loans Held-for-Sale, at Fair Value
Residential mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of a fair value option election. The following table presents the carrying value of the Company’s residential mortgage loans held-for-sale as of December 31, 2016 and December 31, 2015:

(in thousands)	December 31, 2016	December 31, 2015
Unpaid principal balance	$49,986	$812,661
Fair value adjustment	(9,840)	(1,230)
Carrying value	$40,146	$811,431

At December 31, 2015, the Company pledged residential mortgage loans held-for-sale with a carrying value of $745.5 million as collateral for repurchase agreements and FHLB advances. The Company had not pledged any residential mortgage loans held-for-sale as collateral for borrowings at December 31, 2016. See Note 15 - Repurchase Agreements and Note 17 - Federal Home Loan Bank of Des Moines Advances.

Note 6. Residential Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
The Company retains subordinated debt and excess servicing rights purchased from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The underlying residential mortgage loans held by the trusts, which are consolidated on the Company’s consolidated balance sheets, are classified as residential mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. The following table presents the carrying value of the Company’s residential mortgage loans held-for-investment in securitization trusts as of December 31, 2016 and December 31, 2015:

(in thousands)	December 31, 2016	December 31, 2015
Unpaid principal balance	$3,234,044	$3,143,515
Fair value adjustment	37,273	30,212
Carrying value	$3,271,317	$3,173,727

Note 7. Commercial Real Estate Assets
The Company originates and purchases commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as commercial real estate assets on the consolidated balance sheets. Additionally, the Company is the sole certificate holder of a trust entity that holds a commercial real estate loan. The underlying loan held by the trust is consolidated on the Company’s consolidated balance sheet and classified as commercial real estate assets. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the trust. Commercial real estate assets are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the assets are deemed impaired.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following tables summarize the Company’s commercial real estate assets by asset type, property type and geographic location as of December 31, 2016 and December 31, 2015:

	December 31, 2016			December 31, 2015
(dollars in thousands)	Mezzanine Loans	First Mortgages	Total	Mezzanine Loans	First Mortgages	Total
Unpaid principal balance	$138,245	$1,286,200	$1,424,445	$153,913	$513,433	$667,346
Unamortized (discount) premium	(15)	(185)	(200)	(237)	—	(237)
Unamortized net deferred origination fees	(221)	(11,481)	(11,702)	(830)	(5,326)	(6,156)
Carrying value	$138,009	$1,274,534	$1,412,543	$152,846	$508,107	$660,953
Unfunded commitments	$1,580	$166,344	$167,924	$1,900	$50,334	$52,234
Number of loans	6	30	36	6	12	18
Weighted average coupon	8.6%	5.1%	5.4%	8.1%	4.5%	5.4%
Weighted average years to maturity (1)	1.5	2.9	2.8	2.6	3.3	3.1
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

(in thousands)	December 31, 2016		December 31, 2015
Property Type	Carrying Value	% of Commercial Portfolio	Carrying Value	% of Commercial Portfolio
Retail	$237,414	16.8%	$185,883	28.1%
Hotel	90,585	6.4%	80,843	12.2%
Industrial	105,081	7.4%	—	—%
Multifamily	260,683	18.5%	139,011	21.1%
Office	718,780	50.9%	255,216	38.6%
Total	$1,412,543	100.0%	$660,953	100.0%

(in thousands)	December 31, 2016		December 31, 2015
Geographic Location	Carrying Value	% of Commercial Portfolio	Carrying Value	% of Commercial Portfolio
West	$250,044	17.7%	$131,488	19.9%
Southeast	239,194	16.9%	79,118	12.0%
Southwest	267,944	19.0%	161,721	24.4%
Northeast	578,762	41.0%	238,913	36.2%
Midwest	76,599	5.4%	49,713	7.5%
Total	$1,412,543	100.0%	$660,953	100.0%

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

At December 31, 2016 and December 31, 2015, the Company pledged commercial real estate assets with a carrying value of $1.4 billion and $361.1 million, respectively, as collateral for repurchase agreements and FHLB advances. See Note 15 - Repurchase Agreements and Note 17 - Federal Home Loan Bank of Des Moines Advances.
The following table summarizes activity related to commercial real estate assets for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
(in thousands)	2016	2015	2014
Balance at beginning of period	$660,953	$—	$—
Originations and purchases	773,285	669,283	—
Sales	—	(1,979)	—
Repayments	(16,385)	(344)	—
Net discount accretion (premium amortization)	263	149	—
(Increase) decrease in net deferred origination fees	(12,554)	(6,656)	—
Amortization of net deferred origination fees	6,981	319	—
Realized gains on sales	—	181	—
Allowance for loan losses	—	—	—
Balance at end of period	$1,412,543	$660,953	$—

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

The following table presents the number of loans, unpaid principal balance and carrying value (amortized cost) by risk rating for commercial real estate assets as of December 31, 2016 and December 31, 2015:

(dollars in thousands)	December 31, 2016			December 31, 2015
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1 – 3	36	$1,424,445	$1,412,543	18	$667,346	$660,953
4 – 5	—	—	—	—	—	—
Total	36	$1,424,445	$1,412,543	18	$667,346	$660,953

The Company has not recorded any allowances for losses as no loans are past-due and it is not deemed probable that the Company will not be able to collect all amounts due pursuant to the contractual terms of the loans.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 8. Servicing Activities
Mortgage Servicing Rights, at Fair Value
One of the Company’s wholly owned subsidiaries has approvals from Fannie Mae, Freddie Mac, and Ginnie Mae to own and manage MSR, which represent the right to control the servicing of mortgage loans. The Company and its subsidiaries do not originate or directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions for the loans underlying the Company’s MSR.
The following table summarizes activity related to MSR for the years ended December 31, 2016, 2015 and 2014.

	Year Ended
	December 31,
(in thousands)	2016	2015	2014
Balance at beginning of period	$493,688	$452,006	$514,402
Additions from purchases of mortgage servicing rights	312,580	124,261	67,533
Additions from sales of residential mortgage loans	924	1,844	288
Subtractions from sales of mortgage servicing rights	(61,511)	—	—
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	16,572	(51,634)	(73,573)
Other changes in fair value (1)	(78,729)	(47,950)	(54,815)
Other changes (2)	10,291	15,161	(1,829)
Balance at end of period	$693,815	$493,688	$452,006
____________________

(1)	Other changes in fair value primarily represents changes due to the realization of expected cash flows.

(2)	Other changes includes purchase price adjustments, contractual prepayment protection, and changes due to the Company’s purchase of the underlying collateral.

At December 31, 2016, the Company pledged MSR with a carrying value of $180.9 million as collateral for revolving credit facilities. See Note 18 - Revolving Credit Facilities. The Company did not have any revolving credit facilities in place, and, thus, had not pledged any MSR as collateral, at December 31, 2015.
As of December 31, 2016 and December 31, 2015, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands)	December 31, 2016	December 31, 2015
Weighted average prepayment speed:	9.2%	11.8%
Impact on fair value of 10% adverse change	$(25,012)	$(20,093)
Impact on fair value of 20% adverse change	$(48,602)	$(38,656)
Weighted average delinquency:	1.9%	4.0%
Impact on fair value of 10% adverse change	$(1,908)	$(3,826)
Impact on fair value of 20% adverse change	$(3,816)	$(6,640)
Weighted average discount rate:	9.4%	10.1%
Impact on fair value of 10% adverse change	$(23,590)	$(16,316)
Impact on fair value of 20% adverse change	$(45,861)	$(31,522)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s consolidated statements of comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014:

	Year Ended
	December 31,
(in thousands)	2016	2015	2014
Servicing fee income	$138,430	$123,834	$125,061
Ancillary fee income	1,668	2,144	2,210
Float income	3,518	1,434	889
Total	$143,616	$127,412	$128,160

Mortgage Servicing Advances
In connection with the servicing of loans, the Company’s subservicers make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances, including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances, which are funded by the Company, totaled $26.1 million and $37.5 million and were included in other assets on the consolidated balance sheets as of December 31, 2016 and December 31, 2015, respectively.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of loans owned and classified as residential mortgage loans held-for-sale, loans held in consolidated VIEs classified as residential mortgage loans held-for-investment in securitization trusts, and loans underlying MSR. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Residential mortgage loans held-for-sale	333	$49,986	1,415	$812,661
Residential mortgage loans held-for-investment in securitization trusts	4,604	3,234,044	4,358	3,143,515
Mortgage servicing rights	280,185	62,827,975	241,199	48,540,005
Total serviced mortgage assets	285,122	$66,112,005	246,972	$52,496,181

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 9. Restricted Cash
The Company is required to maintain certain cash balances with counterparties for securities and derivatives trading activity and collateral for the Company’s repurchase agreements and FHLB advances in restricted accounts. The Company has also placed cash in a restricted account pursuant to a letter of credit on an office space lease.
The following table presents the Company’s restricted cash balances as of December 31, 2016 and December 31, 2015:

(in thousands)	December 31, 2016	December 31, 2015
Restricted cash balances held by trading counterparties:
For securities and loan trading activity	$26,310	$12,550
For derivatives trading activity	218,896	130,355
As restricted collateral for repurchase agreements and Federal Home Loan Bank advances	162,759	119,310
Total restricted cash balances held by trading counterparties	407,965	262,215
Restricted cash balance pursuant to letter of credit on office lease	347	347
Total	$408,312	$262,562

Note 10. Accrued Interest Receivable
The following table presents the Company’s accrued interest receivable by collateral type as of December 31, 2016 and December 31, 2015:

(in thousands)	December 31, 2016	December 31, 2015
Available-for-sale securities:
Agency
Federal Home Loan Mortgage Corporation	$8,914	$6,235
Federal National Mortgage Association	25,273	12,407
Government National Mortgage Association	3,068	4,910
Non-Agency	2,705	2,339
Total available-for-sale securities	39,960	25,891
Residential mortgage loans held-for-sale	164	4,173
Residential mortgage loans held-for-investment in securitization trusts	18,928	18,339
Commercial real estate assets	3,699	1,567
Total	$62,751	$49,970

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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
Balance Sheet Presentation
In accordance with ASC 815, Derivatives and Hedging, or ASC 815, the Company records derivative financial instruments on its consolidated balance sheets as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative instruments and whether they qualify for hedge accounting treatment. Due to the volatility of the credit markets and difficulty in effectively matching pricing or cash flows, the Company has elected to treat all current derivative contracts as trading instruments.
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading instruments as of December 31, 2016 and December 31, 2015.

(in thousands)	December 31, 2016
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$127,843	$740,844	$—	$—
Interest rate swap agreements	109,531	18,471,063	(495)	1,900,000
Credit default swaps	—	—	—	—
Swaptions, net	39,881	825,000	(1,645)	600,000
TBAs	4,294	536,000	(10,344)	953,000
Put and call options for TBAs, net	42,633	1,136,000	—	—
Markit IOS total return swaps	—	—	(17)	90,593
Forward purchase commitments	—	—	—	—
Total	$324,182	$21,708,907	$(12,501)	$3,543,593

(in thousands)	December 31, 2015
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$159,582	$932,037	$—	$—
Interest rate swap agreements	91,757	14,268,806	—	—
Credit default swaps	—	—	(703)	125,000
Swaptions, net	17,374	4,700,000	(4,831)	500,000
TBAs	1,074	847,000	(1,324)	550,000
Markit IOS total return swaps	1,645	889,418	—	—
Forward purchase commitments	77	98,736	(427)	187,384
Total	$271,509	$21,735,997	$(7,285)	$1,362,384

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table summarizes the location and amount of gains and losses on derivative instruments reported in the consolidated statements of comprehensive income (loss):

Trading Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
(in thousands)		Year Ended December 31,
		2016	2015	2014
Interest rate risk management
TBAs (1)	Gain (loss) on other derivative instruments	$51,816	$(39,748)	$(69,921)
Short U.S. Treasuries (1)	Gain (loss) on other derivative instruments	—	125	(8)
Put and call options for TBAs (1)	Gain (loss) on other derivative instruments	64,920	6,846	(14,070)
Put and call options for U.S. Treasuries (1)	Gain (loss) on other derivative instruments	—	(837)	—
Constant maturity swaps (1)	Gain (loss) on other derivative instruments	—	6,164	6,340
Interest rate swap agreements - Receivers (1)	Gain (loss) on interest rate swap and swaption agreements	37,272	52,785	201,536
Interest rate swap agreements - Payers (1)	Gain (loss) on interest rate swap and swaption agreements	(19,986)	(69,495)	(114,121)
Swaptions (1)	Gain (loss) on interest rate swap and swaption agreements	11,209	(63,797)	(242,795)
Markit IOS total return swaps (1)	Gain (loss) on other derivative instruments	(36,898)	(13,371)	8,061
Interest rate swap agreements - Payers (2)	Gain (loss) on interest rate swap and swaption agreements	16,876	(130,114)	(190,267)
Credit risk management
Credit default swaps - Receive protection (3)	Gain (loss) on other derivative instruments	962	(294)	1,742
Non-risk management
TBAs	Gain (loss) on other derivative instruments	—	—	(4,701)
Inverse interest-only securities	Gain (loss) on other derivative instruments	18,579	36,066	55,028
Forward purchase commitments	Gain on residential mortgage loans held-for-sale	2,418	(1,668)	4,729
Total		$147,168	$(217,338)	$(358,447)
____________________

(1)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s investment portfolio.

(2)	Includes derivative instruments held to mitigate interest rate risk associated with the Company’s repurchase agreements and FHLB advances.

(3)	Includes derivative instruments held to mitigate credit risk associated with the Company’s non-Agency RMBS and residential mortgage loans held-for-sale.

For the years ended December 31, 2016, 2015 and 2014, the Company recognized $21.1 million, $85.6 million and $91.8 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest on an average $15.5 billion, $16.1 billion, and $23.3 billion notional, respectively, and receiving either LIBOR interest or a fixed interest rate.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$932,037	$—	$(191,193)	$740,844	$836,707	$—
Interest rate swap agreements	14,268,806	25,103,456	(19,001,199)	20,371,063	15,506,763	16,032
Credit default swaps	125,000	10,000	(135,000)	—	71,257	1,022
Swaptions, net	5,200,000	1,668,000	(6,643,000)	225,000	2,449,268	(98,016)
TBAs, net	297,000	(10,173,000)	8,387,000	(1,489,000)	(531,866)	57,616
Put and call options for TBAs, net	—	11,260,000	(12,396,000)	(1,136,000)	2,569,117	22,288
Markit IOS total return swaps	889,418	99,911	(898,736)	90,593	471,028	(13,374)
Forward purchase commitments	286,120	1,548,027	(1,834,147)	—	269,562	2,068
Total	$21,998,381	$29,516,394	$(32,712,275)	$18,802,500	$21,641,836	$(12,364)

	Year Ended December 31, 2015
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$1,168,226	$12,563	$(248,752)	$932,037	$1,050,906	$64
Interest rate swap agreements	18,584,000	26,868,227	(31,183,421)	14,268,806	16,091,714	(126,870)
Credit default swaps	125,000	—	—	125,000	125,000	—
Swaptions, net	12,410,000	8,550,000	(15,760,000)	5,200,000	9,780,027	(99,273)
TBAs, net	(1,325,000)	(7,266,000)	8,888,000	297,000	(773,381)	(46,835)
Short U.S. Treasuries	—	(50,000)	50,000	—	—	125
Put and call options for TBAs, net	2,000,000	1,250,000	(3,250,000)	—	(120,548)	6,331
Put and call options for U.S. Treasuries, net	—	500,000	(500,000)	—	685	(837)
Constant maturity swaps	14,000,000	6,000,000	(20,000,000)	—	2,257,534	7,694
Markit IOS total return swaps	598,459	1,626,514	(1,335,555)	889,418	950,206	(11,296)
Forward purchase commitments	554,838	3,512,843	(3,781,561)	286,120	563,108	(21)
Total	$48,115,523	$41,004,147	$(67,121,289)	$21,998,381	$29,925,251	$(270,918)
____________________

(1)	Excludes net interest paid or received in full settlement of the net interest spread liability.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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
As of December 31, 2016 and December 31, 2015, the Company had outstanding fair value of $71.1 million and $42.9 million, respectively, of interest-only securities in place to economically hedge its investment securities. These interest-only securities are included in AFS securities, at fair value, in the consolidated balance sheets.
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
As of December 31, 2016, $1.5 billion of the Company’s long notional TBA positions and $3.0 billion of the Company’s short notional TBA positions were held in order to economically hedge portfolio risk. As of December 31, 2015, $847.0 million of the Company’s long notional TBA positions and $550.0 million of the Company’s short notional TBA positions were held in order to economically hedge portfolio risk. The Company discloses these positions on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of December 31, 2016 and December 31, 2015:

	As of December 31, 2016
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$1,500,000	$1,576,270	$1,576,875	$605	$—
Sale contracts	(2,989,000)	(3,028,470)	(3,035,125)	3,689	(10,344)
TBAs, net	$(1,489,000)	$(1,452,200)	$(1,458,250)	$4,294	$(10,344)

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

Put and Call Options for TBAs. The Company may use put and call options for TBAs independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks associated with the Company’s investment portfolio. As of December 31, 2016, the Company had purchased put options for TBAs with a notional amount of $2.5 billion and short sold call options for TBAs with a notional amount of $3.6 billion. The last of the options expires in February 2017. The put and call options had a net fair market value of $42.6 million included in derivative assets, at fair value, on the consolidated balance sheet as of December 31, 2016. The Company did not hold any put and call options for TBAs as of December 31, 2015.
Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks associated with the Company’s investment portfolio. As of December 31, 2016 and December 31, 2015, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk associated with the Company’s investment portfolio whereby the Company receives interest at a three-month LIBOR rate:

(notional in thousands)
December 31, 2016
Swaps Maturities	Notional Amounts	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2018	$4,040,000	1.307%	0.973%	1.58
2020	310,000	1.545%	0.881%	3.59
2021 and Thereafter	900,000	2.378%	0.997%	4.24
Total	$5,250,000	1.504%	0.972%	2.16

(notional in thousands)
December 31, 2015
Swaps Maturities	Notional Amounts	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2018	$2,040,000	1.563%	0.487%	2.94
2020 and Thereafter	1,210,000	2.164%	0.531%	5.08
Total	$3,250,000	1.787%	0.503%	3.74

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Additionally, as of December 31, 2016 and December 31, 2015, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk associated with the Company’s investment portfolio whereby the Company pays interest at a three-month LIBOR rate:

(notional in thousands)
December 31, 2016
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2018	$575,000	0.911%	1.440%	1.89
2019	500,000	0.882%	1.042%	2.06
2020	510,000	0.881%	1.580%	3.59
2021 and Thereafter	3,479,000	0.963%	2.137%	5.52
Total	$5,064,000	0.941%	1.894%	4.57

(notional in thousands)
December 31, 2015
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2018	$575,000	0.329%	1.440%	2.89
2020 and Thereafter	2,589,000	0.453%	2.301%	7.00
Total	$3,164,000	0.431%	2.145%	6.26

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
As of December 31, 2016 and December 31, 2015, the Company had the following outstanding interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) associated with the Company’s short-term repurchase agreements and FHLB advances:

(notional in thousands)
December 31, 2016
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate (2)	Weighted Average Maturity (Years) (2)
2017	$2,375,000	0.765%	0.934%	0.59
2018	1,300,000	1.002%	0.860%	1.60
2019	350,000	1.283%	0.895%	2.44
2020	1,150,000	1.463%	0.930%	3.78
2021 and Thereafter	4,882,063	1.897%	0.946%	6.59
Total	$10,057,063	1.405%	0.927%	3.85

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

(notional in thousands)
December 31, 2015
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate (2)	Weighted Average Maturity (Years) (2)
2016	$1,700,000	0.462%	0.481%	0.73
2017	2,375,000	0.765%	0.510%	1.59
2018	800,000	0.944%	0.384%	2.14
2019	350,000	1.283%	0.340%	3.44
2020 and Thereafter	2,629,806	1.821%	0.371%	8.04
Total	$7,854,806	1.094%	0.437%	3.71
____________________

(1)	Notional amount includes $777.1 million in forward starting interest rate swaps as of December 31, 2016. The Company did not have any forward starting interest rate swaps as of December 31, 2015.

(2)
Weighted averages exclude forward starting interest rate swaps. As of December 31, 2016, the weighted average fixed pay rate on interest rate swaps starting in 2017 was 2.0%. The Company did not have any forward starting interest rate swaps as of December 31, 2015.

Interest Rate Swaptions. The Company may use interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would either pay or receive a fixed rate) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks associated with the Company’s investment portfolio. As of December 31, 2016 and December 31, 2015, the Company had the following outstanding interest rate swaptions that were utilized as macro-economic hedges:

	December 31, 2016
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$29,360	$42,149	1.22	$4,500,000	2.16%	3M Libor	4.8
Payer	≥ 6 Months	13,655	792	6.70	300,000	3.50%	3M Libor	10.0
Total Payer		$43,015	$42,941	1.23	$4,800,000	2.24%	3M Libor	5.1

Sale contracts:
Payer	< 6 Months	$(51,355)	$(1,414)	5.81	$(500,000)	3.40%	3M Libor	10.0
Payer	≥ 6 Months	(29,893)	(938)	6.77	(300,000)	3.50%	3M Libor	10.0
Total Payer		$(81,248)	$(2,352)	6.05	$(800,000)	3.44%	3M Libor	10.0

Receiver	< 6 Months	$—	$(2,353)	2.30	$(3,775,000)	3M Libor	1.19%	4.9
Total Receiver		$—	$(2,353)	2.30	$(3,775,000)	3M Libor	1.19%	4.9

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	December 31, 2015
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$375	$174	0.75	$2,000,000	2.23%	3M Libor	6.3
Payer	≥ 6 Months	126,273	19,150	39.17	4,500,000	3.69%	3M Libor	5.8
Total Payer		$126,648	$19,324	38.51	$6,500,000	3.24%	3M Libor	5.9

Sale contracts:
Payer	≥ 6 Months	$(81,248)	$(6,738)	18.01	$(800,000)	3.44%	3M Libor	10.0
Total Payer		$(81,248)	$(6,738)	18.01	$(800,000)	3.44%	3M Libor	10.0

Receiver	< 6 Months	$(100)	$(43)	0.73	$(500,000)	3M Libor	1.75%	10.0
Total Receiver		$(100)	$(43)	0.73	$(500,000)	3M Libor	1.75%	10.0

Markit IOS Total Return Swaps. The Company may use total return swaps (agreements whereby the Company receives or makes payments based on the total return of an underlying instrument or index, such as the Markit IOS Index, in exchange for fixed or floating rate interest payments) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks associated with the Company’s investment portfolio. The Company enters into total return swaps to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our investment portfolio (referred to as “convexity risk”). Total return swaps based on the Markit IOS Index are intended to synthetically replicate the performance of interest-only securities. The Company had the following total return swap agreements in place at December 31, 2016 and December 31, 2015:

(notional and dollars in thousands)
December 31, 2016
Maturity Date	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain (Loss)
January 12, 2043	$(45,083)	$(5)	$(320)	$(325)
January 12, 2044	(45,510)	(12)	(366)	(378)
Total	$(90,593)	$(17)	$(686)	$(703)

(notional and dollars in thousands)
December 31, 2015
Maturity Date	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain (Loss)
January 12, 2043	$(369,639)	$456	$(866)	$(410)
January 12, 2044	(325,003)	350	(1,679)	(1,329)
January 12, 2045	(194,776)	839	1,162	2,001
Total	$(889,418)	$1,645	$(1,383)	$262

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
As of December 31, 2015 and during the year ended December 31, 2016, the Company held credit default swaps through which the Company received credit protection for a fixed premium. The maximum payouts for these credit default swaps are limited to the current notional amounts of each swap contract. Maximum payouts for credit default swaps do not represent the expected future cash requirements, as the Company’s credit default swaps are typically liquidated or expire and are not exercised by the holder of the credit default swaps.
The following table presents credit default swaps held as of December 31, 2015 through which the Company received credit protection:

(notional and dollars in thousands)
December 31, 2015
Protection	Maturity Date	Average Implied Credit Spread	Current Notional Amount	Fair Value	Upfront (Payable) Receivable	Unrealized Gain (Loss)
Receive	June 20, 2016	105.50	$(100,000)	$(502)	$(260)	$(762)
	December 20, 2016	496.00	(25,000)	(201)	(4,062)	(4,263)
	Total	183.60	$(125,000)	$(703)	$(4,322)	$(5,025)

The Company did not hold any credit default swaps as of December 31, 2016.
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of December 31, 2016, the fair value of derivative financial instruments as an asset and liability position was $324.2 million and $12.5 million, respectively.
The Company attempts to mitigate its credit risk exposure on derivative financial instruments by limiting its counterparties to banks and financial institutions that meet established credit guidelines. The Company also seeks to spread its credit risk exposure across multiple counterparties in order to reduce its exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty or clearing agency, in the case of centrally cleared interest rate swaps, upon the occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties and clearing agencies, which require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. As of December 31, 2016, the Company had received cash deposits from counterparties of $69.4 million and placed cash deposits of $223.3 million in accounts maintained by counterparties, of which the amounts are netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the Company’s consolidated balance sheets.
Non-Risk Management Activities
The Company has entered into certain financial instruments that are considered derivative contracts under ASC 815 that are not for purposes of hedging. These contracts are currently limited to forward purchase commitments and inverse interest-only RMBS.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Commitments to Purchase Residential Mortgage Loans Held-for-Sale. Prior to a mortgage loan purchase, the Company may enter into forward purchase commitments with counterparties whereby the Company commits to purchasing the loans at a particular interest rate, provided the borrower elects to close the loan. These commitments to purchase mortgage loans have been defined as derivatives and are, therefore, recorded on the Company’s consolidated balance sheets as assets or liabilities and measured at fair value. Subsequent changes in fair value are recorded on the Company’s consolidated balance sheets as adjustments to the carrying value of these assets or liabilities with a corresponding adjustment recognized in current period earnings. As of December 31, 2015, the Company had outstanding commitments to purchase $286.1 million of mortgage loans, subject to fallout if the loans did not close, with a fair value asset of $77,227 and a fair value liability of $427,468. The Company did not have any residential mortgage loan purchase commitments outstanding at December 31, 2016.
Inverse Interest-Only Securities. As of December 31, 2016 and December 31, 2015, inverse interest-only securities with a carrying value of $127.8 million and $159.6 million, including accrued interest receivable of $1.2 million and $1.7 million, respectively, are accounted for as derivative financial instruments in the consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of December 31, 2016 and December 31, 2015:

(in thousands)	December 31, 2016	December 31, 2015
Face Value	$740,844	$932,037
Unamortized premium	—	—
Unamortized discount
Designated credit reserve	—	—
Net, unamortized	(631,082)	(792,178)
Amortized Cost	109,762	139,859
Gross unrealized gains	18,389	19,655
Gross unrealized losses	(1,552)	(1,608)
Carrying Value	$126,599	$157,906

Note 12. Other Assets
Other assets as of December 31, 2016 and December 31, 2015 are summarized in the following table:

(in thousands)	December 31, 2016	December 31, 2015
Property and equipment at cost	$6,481	$5,997
Accumulated depreciation (1)	(4,566)	(3,303)
Net property and equipment	1,915	2,694
Prepaid expenses	1,406	1,572
Income taxes receivable	1,532	5,286
Deferred tax assets, net	57,361	44,318
Servicing advances	26,147	37,499
Federal Home Loan Bank stock	167,856	156,650
Equity investments	3,000	3,000
Other receivables	43,653	20,556
Total other assets	$302,870	$271,575
____________________

(1)	Depreciation expense for the years ended December 31, 2016 and 2015 was $1.3 million and $1.4 million, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 13. Other Liabilities
Other liabilities as of December 31, 2016 and December 31, 2015 are summarized in the following table:

(in thousands)	December 31, 2016	December 31, 2015
Accrued expenses	$28,944	$37,052
Accrued interest payable	29,505	18,723
Income taxes payable	—	70
Other	21,127	16,387
Total other liabilities	$79,576	$72,232

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
Available-for-sale securities. The Company holds a portfolio of AFS securities that are carried at fair value in the consolidated balance sheets and primarily comprised of Agency and non-Agency RMBS. The Company determines the fair value of its Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of its non-Agency RMBS, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its RMBS AFS securities reported at fair value as Level 2 at December 31, 2016. AFS securities account for 75.2% of all assets reported at fair value at December 31, 2016.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Residential mortgage loans held-for-sale. The Company holds residential mortgage loans held-for-sale that are carried at fair value in the consolidated balance sheets as a result of a fair value option election. The Company determines fair value of its residential mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 2.3% and 97.7% of its residential mortgage loans held-for-sale as Level 2 and Level 3 fair value assets, respectively, at December 31, 2016.
Residential mortgage loans held-for-investment in securitization trusts. The Company recognizes on its consolidated balance sheets residential mortgage loans held-for-investment in securitization trusts that are carried at fair value as a result of a fair value option election. An entity is allowed to measure both the financial assets and financial liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the Company’s securitization trusts are considered qualifying CFEs, the Company determines the fair value of these residential mortgage loans based on the fair value of its collateralized borrowings in securitization trusts and its retained interests from the Company’s on-balance sheet securitizations (eliminated in consolidation in accordance with U.S. GAAP), as the fair value of these instruments is more observable. The Company classified 100% of its residential mortgage loans held-for-investment in securitization trusts as Level 2 fair value assets at December 31, 2016.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing providers. Although MSR transactions are observable in the marketplace, the valuation is based upon cash flow models that include unobservable market data inputs (including prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its MSR as Level 3 fair value assets at December 31, 2016.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, swaptions, put and call options for TBAs and U.S. Treasuries, credit default swaps, constant maturity swaps and Markit IOS total return swaps. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, swaptions, put and call options for TBAs and U.S. Treasuries, credit default swaps, constant maturity swaps and total returns swaps reported at fair value as Level 2 at December 31, 2016.
The Company may also enter into certain other derivative financial instruments, such as TBAs, short U.S. Treasuries and inverse interest-only securities. These instruments are similar in form to the Company’s AFS securities and the Company utilizes a pricing service to value TBAs and broker quotes to value short U.S. Treasuries and inverse interest-only securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at December 31, 2016. The Company reported 100% of its TBAs as Level 1 as of December 31, 2016. The Company did not hold any short U.S. Treasuries at December 31, 2016.
The Company may also enter into forward purchase commitments on residential mortgage loans whereby the Company commits to purchasing the loans at a particular interest rate. The fair value of these derivatives is determined based on prices currently offered in the marketplace for new commitments. Fallout assumptions if the borrower elects not to close the loan are applied to the pricing. The Company did not have any residential mortgage loan purchase commitments outstanding at December 31, 2016.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Collateralized borrowings in securitization trusts. The Company recognizes on its consolidated balance sheets collateralized borrowings that are carried at fair value as a result of a fair value option election. In determining the fair value of its collateralized borrowings, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its collateralized borrowings in securitization trusts as Level 2 fair value liabilities at December 31, 2016.
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

	Recurring Fair Value Measurements
	At December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$13,128,857	$—	$13,128,857
Residential mortgage loans held-for-sale	—	925	39,221	40,146
Residential mortgage loans held-for-investment in securitization trusts	—	3,271,317	—	3,271,317
Mortgage servicing rights	—	—	693,815	693,815
Derivative assets	4,294	319,888	—	324,182
Total assets	$4,294	$16,720,987	$733,036	$17,458,317
Liabilities
Collateralized borrowings in securitization trusts	$—	$3,037,196	$—	$3,037,196
Derivative liabilities	10,344	2,157	—	12,501
Total liabilities	$10,344	$3,039,353	$—	$3,049,697

	Recurring Fair Value Measurements
	At December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$7,825,320	$—	$7,825,320
Residential mortgage loans held-for-sale	—	764,319	47,112	811,431
Residential mortgage loans held-for-investment in securitization trusts	—	3,173,727	—	3,173,727
Mortgage servicing rights	—	—	493,688	493,688
Derivative assets	1,074	270,435	—	271,509
Total assets	$1,074	$12,033,801	$540,800	$12,575,675
Liabilities
Collateralized borrowings in securitization trusts	$—	$2,000,110	$—	$2,000,110
Derivative liabilities	1,324	5,961	—	7,285
Total liabilities	$1,324	$2,006,071	$—	$2,007,395

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2016, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table presents the reconciliation for all of the Company’s Level 3 assets measured at fair value on a recurring basis:

	Level 3 Recurring Fair Value Measurements
	Year Ended
	December 31,
	2016				2015
(in thousands)	Residential Mortgage Loans Held-For-Sale		Mortgage Servicing Rights		Residential Mortgage Loans Held-For-Sale		Mortgage Servicing Rights
Beginning of period level 3 fair value	$47,112		$493,688		$35,553		$452,006
Gains (losses) included in net income:
Realized gains (losses)	4,451		(100,103)		25,330		(47,950)
Unrealized (losses) gains	(135)	(1)	16,572	(3)	445	(1)	(51,634)	(3)
Total gains (losses) included in net income	4,316		(83,531)		25,775		(99,584)
Purchases	183,074		313,504		231,782		126,105
Sales	(98,338)		(40,137)		(163,449)		—
Settlements	(96,943)		10,291		(82,549)		15,161
Gross transfers into level 3	—		—		—		—
Gross transfers out of level 3	—		—		—		—
End of period level 3 fair value	$39,221		$693,815		$47,112		$493,688
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$168	(2)	$13,906	(4)	$566	(2)	$(51,634)	(4)
___________________

(1)
The change in unrealized gains or losses on residential mortgage loans held-for-sale was recorded in gain on residential mortgage loans held-for-sale on the consolidated statements of comprehensive income (loss).

(2)
The change in unrealized gains or losses on residential mortgage loans held-for-sale that were held at the end of the reporting period was recorded in gain on residential mortgage loans held-for-sale on the consolidated statements of comprehensive income (loss).

(3)	The change in unrealized gains or losses on MSR was recorded in loss on servicing asset on the consolidated statements of comprehensive income (loss).

(4)	The change in unrealized gains or losses on MSR that were held at the end of the reporting period was recorded in loss on servicing asset on the consolidated statements of comprehensive income (loss).

The Company did not incur transfers between Level 1, Level 2 or Level 3 during the years ended December 31, 2016 or 2015. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The Company also used a third-party pricing provider in the fair value measurement of its Level 3 MSR. The table below presents information about the significant unobservable inputs used by the third-party pricing provider in the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at December 31, 2016 and December 31, 2015:

As of December 31, 2016
Valuation Technique	Unobservable Input (1)	Range			Weighted Average
Discounted cash flow	Constant prepayment speed	8.0	-	10.3%	9.2%
	Delinquency	1.8	-	2.1%	1.9%
	Discount rate	8.4	-	10.2%	9.4%

As of December 31, 2015
Valuation Technique	Unobservable Input (1)	Range			Weighted Average
Discounted cash flow	Constant prepayment speed	9.6	-	13.5%	11.8%
	Delinquency	3.7	-	4.2%	4.0%
	Discount rate	8.7	-	11.2%	10.1%
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

Fair Value Option for Financial Assets and Financial Liabilities
On July 1, 2015, the Company elected the fair value option for Agency interest-only securities and GSE credit risk transfer securities acquired on or after such date. The fair value option was elected to simplify the reporting of changes in fair value. Agency interest-only securities and GSE credit risk transfer securities are carried within AFS securities on the consolidated balance sheets. The Company’s policy is to separately record interest income, net of premium amortization or including discount accretion, on these fair value elected securities. Fair value adjustments are reported in (loss) gain on investment securities on the consolidated statements of comprehensive income (loss).
The Company elected the fair value option for the residential mortgage loans it has acquired. The fair value option was elected to mitigate earnings volatility by better matching the accounting for the assets with the related hedges. The mortgage loans are carried within residential mortgage loans held-for-sale on the consolidated balance sheets. The Company’s policy is to separately record interest income on these fair value elected loans. Upfront fees and costs related to the fair value elected loans are not deferred or capitalized. Fair value adjustments are reported in gain on residential mortgage loans held-for-sale on the consolidated statements of comprehensive income (loss). The fair value option is irrevocable once the loan is acquired.
The Company also elected the fair value option for both the residential mortgage loans held-for-investment in securitization trusts and the collateralized borrowings in securitization trusts carried on the consolidated balance sheets. The fair value option was elected to better reflect the economics of the Company’s retained interests. The Company’s policy is to separately record interest income on the fair value elected loans and interest expense on the fair value elected borrowings. Upfront fees and costs are not deferred or capitalized. Fair value adjustments are reported in other (loss) income on the consolidated statements of comprehensive income (loss).

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following tables summarize the fair value option elections and information regarding the line items and amounts recognized in the consolidated statements of comprehensive income (loss) for each fair value option-elected item.

	Year Ended December 31, 2016
(in thousands)	Interest income (expense)		(Loss) gain on investment securities	Gain on residential mortgage loans held-for-sale	Other (loss) income	Total included in net income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$(281)		$1,905	$—	$—	$1,624	N/A
Residential mortgage loans held-for-sale	23,037	(1)	—	15,735	—	38,772	$228	(2)
Residential mortgage loans held-for-investment in securitization trusts	133,993	(1)	—	—	(19,741)	114,252	—	(3)
Liabilities
Collateralized borrowings in securitization trusts	(97,729)		—	—	7,907	(89,822)	—	(3)
Total	$59,020		$1,905	$15,735	$(11,834)	$64,826	$228

	Year Ended December 31, 2015
(in thousands)	Interest income (expense)		(Loss) gain on investment securities	Gain on residential mortgage loans held-for-sale	Other (loss) income	Total included in net income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$124		$(68)	$—	$—	$56	N/A
Residential mortgage loans held-for-sale	28,966	(1)	—	15,932	—	44,898	$(6,365)	(2)
Residential mortgage loans held-for-investment in securitization trusts	95,740	(1)	—	—	(52,440)	43,300	—	(3)
Liabilities
Collateralized borrowings in securitization trusts	(57,216)		—	—	25,914	(31,302)	—	(3)
Total	$67,614		$(68)	$15,932	$(26,526)	$56,952	$(6,365)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2014
(in thousands)	Interest income (expense)		(Loss) gain on investment securities	Gain on residential mortgage loans held-for-sale	Other (loss) income	Total included in net income	Change in fair value due to credit risk
Assets
Residential mortgage loans held-for-sale	$16,089	(1)	$—	$12,568	$—	$28,657	$1,295	(2)
Residential mortgage loans held-for-investment in securitization trusts	41,220	(1)	—	—	41,125	82,345	—	(3)
Liabilities
Collateralized borrowings in securitization trusts	(26,760)		—	—	(24,285)	(51,045)	—	(3)
Total	$30,549		$—	$12,568	$16,840	$59,957	$1,295
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

	December 31, 2016		December 31, 2015
(in thousands)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Residential mortgage loans held-for-sale
Total loans	$49,986	$40,146	$812,661	$811,431
Nonaccrual loans	$25,445	$21,162	$30,438	$25,771
Loans 90+ days past due	$21,759	$18,203	$26,702	$22,470
Residential mortgage loans held-for-investment in securitization trusts
Total loans	$3,234,044	$3,271,317	$3,143,515	$3,173,727
Nonaccrual loans	$2,373	$2,408	$860	$868
Loans 90+ days past due	$1,401	$1,419	$860	$868
Collateralized borrowings in securitization trusts
Total borrowings	$3,015,162	$3,037,196	$1,987,628	$2,000,110
____________________

(1)	Excludes accrued interest receivable.

Fair Value of Financial Instruments
In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheets, for which fair value can be estimated.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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

•
The carrying value of repurchase agreements, FHLB advances and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. As of December 31, 2016, the Company held $185.6 million of repurchase agreements and $3.3 billion of FHLB advances that are considered long-term. The Company’s long-term repurchase agreements and FHLB advances have floating rates based on an index plus a spread and, for members of the FHLB, the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2016 and December 31, 2015.

	December 31, 2016		December 31, 2015
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities	$13,128,857	$13,128,857	$7,825,320	$7,825,320
Residential mortgage loans held-for-sale	$40,146	$40,146	$811,431	$811,431
Residential mortgage loans held-for-investment in securitization trusts	$3,271,317	$3,271,317	$3,173,727	$3,173,727
Commercial real estate assets	$1,412,543	$1,411,733	$660,953	$660,953
Mortgage servicing rights	$693,815	$693,815	$493,688	$493,688
Cash and cash equivalents	$406,883	$406,883	$737,831	$737,831
Restricted cash	$408,312	$408,312	$262,562	$262,562
Derivative assets	$324,182	$324,182	$271,509	$271,509
Federal Home Loan Bank stock	$167,856	$167,856	$156,650	$156,650
Equity investments	$3,000	$3,000	$3,000	$3,000
Liabilities
Repurchase agreements	$9,316,351	$9,316,351	$5,008,274	$5,008,274
Collateralized borrowings in securitization trusts	$3,037,196	$3,037,196	$2,000,110	$2,000,110
Federal Home Loan Bank advances	$4,000,000	$4,000,000	$3,785,000	$3,785,000
Revolving credit facilities	$70,000	$70,000	$—	$—
Derivative liabilities	$12,501	$12,501	$7,285	$7,285

Note 15. Repurchase Agreements
As of December 31, 2016 and December 31, 2015, the Company had outstanding $9.3 billion and $5.0 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 1.31% and 1.10% and weighted average remaining maturities of 77 and 35 days as of December 31, 2016 and December 31, 2015, respectively.
At December 31, 2016 and December 31, 2015, the repurchase agreement balances were as follows:

(in thousands)	December 31, 2016	December 31, 2015
Short-term	$9,130,717	$5,008,274
Long-term	185,634	—
Total	$9,316,351	$5,008,274

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

At December 31, 2016 and December 31, 2015, the repurchase agreements had the following characteristics and remaining maturities:

	December 31, 2016
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency RMBS (1)	Agency Derivatives	Residential Mortgage Loans Held-for-Sale	Commercial Real Estate Assets	Total Amount Outstanding
Within 30 days	$2,511,773	$688,667	$30,672	$—	$21,933	$3,253,045
30 to 59 days	1,786,664	334,590	68,257	—	28,991	2,218,502
60 to 89 days	1,035,806	89,281	3,307	—	—	1,128,394
90 to 119 days	1,192,127	251,929	—	—	—	1,444,056
120 to 364 days	810,552	69,678	—	—	206,490	1,086,720
One year and over	—	—	—	—	185,634	185,634
Total	$7,336,922	$1,434,145	$102,236	$—	$443,048	$9,316,351
Weighted average borrowing rate	0.94%	2.60%	1.69%	—%	3.16%	1.31%

	December 31, 2015
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency RMBS (1)	Agency Derivatives	Residential Mortgage Loans Held-for-Sale	Commercial Real Estate Assets	Total Amount Outstanding
Within 30 days	$1,719,292	$852,436	$58,286	$—	$59,349	$2,689,363
30 to 59 days	1,407,353	271,819	60,065	—	—	1,739,237
60 to 89 days	143,051	15,691	2,707	—	—	161,449
90 to 119 days	68,014	106,007	1,465	—	—	175,486
120 to 364 days	—	234,229	—	8,510	—	242,739
Total	$3,337,710	$1,480,182	$122,523	$8,510	$59,349	$5,008,274
Weighted average borrowing rate	0.65%	2.03%	1.18%	2.87%	2.62%	1.10%
____________________

(1)	Includes repurchase agreements collateralized by retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	December 31, 2016	December 31, 2015
Available-for-sale securities, at fair value	$9,540,849	$5,354,104
Residential mortgage loans held-for-sale, at fair value	—	9,543
Commercial real estate assets	648,885	108,958
Net economic interests in consolidated securitization trusts (1)	211,095	274,949
Cash and cash equivalents	15,000	15,000
Restricted cash	162,759	119,310
Due from counterparties	48,939	10,211
Derivative assets, at fair value	126,341	157,879
Total	$10,753,868	$6,049,954
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at December 31, 2016 and December 31, 2015:

	December 31, 2016				December 31, 2015
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Royal Bank of Canada	$980,738	$247,486	7%	76.1	$799,527	$217,677	6%	31.5
All other counterparties (2)	8,335,613	1,187,915	35%	77.6	4,208,747	818,108	23%	36.2
Total	$9,316,351	$1,435,401			$5,008,274	$1,035,785
____________________

(1)
Represents the net carrying value of the securities, residential mortgage loans held-for-sale and commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases are not included in the amounts presented above. However, at both December 31, 2016 and December 31, 2015, the Company did not have any such payables.

(2)	Represents amounts outstanding with 22 and 20 counterparties at December 31, 2016 and December 31, 2015, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 16. Collateralized Borrowings in Securitization Trusts, at Fair Value
The Company retains subordinated debt and excess servicing rights purchased from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The debt associated with the underlying residential mortgage loans held by the trusts, which are consolidated on the Company’s consolidated balance sheets, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. As of December 31, 2016 and December 31, 2015, collateralized borrowings in securitization trusts had a carrying value of $3.0 billion and $2.0 billion with a weighted average interest rate of 3.4% and 3.6%, respectively. The stated maturity dates for all collateralized borrowings were more than five years from both December 31, 2016 and December 31, 2015.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 17. Federal Home Loan Bank of Des Moines Advances
The Company’s wholly owned subsidiary, TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of December 31, 2016 and December 31, 2015, TH Insurance had $4.0 billion and $3.8 billion in outstanding secured advances with a weighted average borrowing rate of 0.85% and 0.58%, respectively, and had no additional uncommitted capacity to borrow as of December 31, 2016. As of December 31, 2015, TH Insurance had an additional $215.0 million of available uncommitted capacity for borrowings. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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
On January 11, 2016, the Federal Housing Finance Agency, or FHFA, released a final rule regarding membership in the Federal Home Loan Bank system. Among other effects, the final rule excludes captive insurers from membership eligibility, including the Company’s subsidiary member, TH Insurance. Since TH Insurance was admitted as a member in 2013, it is eligible for a membership grace period that shall run through February 19, 2021, during which new advances or renewals that mature beyond the grace period will be prohibited; however, any existing advances that mature beyond this grace period will be permitted to remain in place subject to their terms insofar as the Company maintains good standing with the FHLB. If any new advances or renewals occur, TH Insurance’s outstanding advances will be limited to 40% of its total assets.
At December 31, 2016 and December 31, 2015, FHLB advances had the following remaining maturities:

(in thousands)	December 31, 2016	December 31, 2015
≤ 1 year	$651,238	$—
> 1 and ≤ 3 years	815,024	651,238
> 3 and ≤ 5 years	—	815,024
> 5 and ≤ 10 years	—	—
> 10 years	2,533,738	2,318,738
Total	$4,000,000	$3,785,000

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of FHLB advances:

(in thousands)	December 31, 2016	December 31, 2015
Available-for-sale securities, at fair value	$3,576,481	$2,412,970
Residential mortgage loans held-for-sale, at fair value	—	735,911
Commercial real estate assets	708,989	252,172
Net economic interests in consolidated securitization trusts (1)	2,015	863,363
Total	$4,287,485	$4,264,416
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The FHLB retains the right to mark the underlying collateral for FHLB advances to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral. In addition, as a condition to membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2016 and December 31, 2015, the Company had stock in the FHLB totaling $167.9 million and $156.7 million, respectively, which is included in other assets on the consolidated balance sheets. FHLB stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLB. Accordingly, when evaluating FHLB stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2016 and December 31, 2015, the Company had not recognized an impairment charge related to its FHLB stock.

Note 18. Revolving Credit Facilities
To finance MSR, the Company enters into revolving credit facilities collateralized by the value of the MSR pledged. As of December 31, 2016, the Company had outstanding short-term borrowings under revolving credit facilities of $70.0 million with a weighted average borrowing rate of 4.53% and weighted average remaining maturities of 306 days. The Company did not have any revolving credit facilities in place at December 31, 2015.
Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of December 31, 2016, MSR with a carrying value of $180.9 million was pledged as collateral for the Company’s future payment obligations under its revolving credit facilities. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

Note 19. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of December 31, 2016:
Management agreement. The Company pays PRCM Advisers a management fee equal to 1.5% per annum, calculated and payable quarterly in arrears, of the Company’s stockholders’ equity. For purposes of calculating the management fee, the Company’s stockholders’ equity means the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company pays for repurchases of the Company’s common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in U.S. GAAP, and certain non-cash items after discussions between PRCM Advisers and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduces the Company’s retained earnings at the end of any completed calendar quarter; it will reduce the management fee for such quarter. The Company’s stockholders’ equity for the purposes of calculating the management fee could be greater than the amount of stockholders’ equity shown on the consolidated financial statements. The current term of the management agreement expires on October 28, 2017, and automatically renews for successive one-year terms annually until terminated in accordance with the terms of the agreement.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Operating leases. As of December 31, 2016, the Company was obligated under non-cancelable operating leases for office space. Future minimum rental payments, including escalation clauses, under leases with terms of one year or more at December 31, 2016 were as follows:

(in thousands)
Year	Minimum Payment
2017	$2,808
2018	2,412
2019	2,483
2020	2,424
2021	2,438
Thereafter	828
Total	$13,393

Expenses under the lease agreements were $3.2 million, $2.6 million and $2.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Legal and regulatory. From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of December 31, 2016.
Commitments to purchase residential mortgage loans. During the years ended December 31, 2016, 2015 and 2014, the Company entered into forward purchase commitments with counterparties whereby the Company committed to purchasing residential mortgage loans at a particular interest rate, provided the borrower elects to close the loan. All of these commitments were accounted for as derivatives. See Note 11 - Derivative Instruments and Hedging Activities for additional information.
Unfunded commitments on commercial real estate loans. Certain of the Company’s commercial real estate loan agreements contain provisions for future fundings to borrowers, generally to finance lease-related or capital expenditures. As of December 31, 2016 and December 31, 2015, the Company had unfunded commitments of $167.9 million and $52.2 million on commercial real estate loans held-for-investment with expirations dates within the next two years.
Representation and warranty obligations. The Company has exposure to representation and warranty obligations from its prior mortgage loan sales and securitization activities. The Company may also have exposure to representation and warranty obligations in its capacity as owner of MSR; however, some of the MSR the Company owns were purchased on a bifurcated basis, meaning the representation and warranty obligations remain with the seller. The specific representations and warranties, or R&W, vary among different transactions and investors, but typically relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the investor, the ability to deliver required documentation and compliance with applicable laws. In general, the representations and warranties may be enforced at any time unless a sunset provision is in place.
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
In accordance with the purchase and sale agreement with our MSR and conduit counterparties, we have contractually mirrored our R&W obligations to the GSEs and private investors. As a result, we possess the ability to seek indemnification from our counterparties in the event of a realized loss from the fulfillment of our R&W obligation. At December 31, 2016 and December 31, 2015, the reserve (liability) for representation and warranty obligations was $4.0 million and $2.8 million, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 20. Stockholders’ Equity
Common Stock
As of December 31, 2016, the Company had 347,652,326 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding from December 31, 2013 through December 31, 2016:

Number of common shares
Common shares outstanding, December 31, 2013	364,935,168
Issuance of common stock	57,218
Issuance of restricted stock (1)	1,403,534
Common shares outstanding, December 31, 2014	366,395,920
Issuance of common stock	69,826
Issuance of restricted stock (1)	1,105,361
Repurchase of common stock	(13,664,300)
Common shares outstanding, December 31, 2015	353,906,807
Issuance of common stock	60,602
Issuance of restricted stock (1)	1,704,917
Repurchase of common stock	(8,020,000)
Common shares outstanding, December 31, 2016	347,652,326
____________________

(1)	Represents shares of restricted stock granted under the Second Restated 2009 Equity Incentive Plan, of which 2,639,424 restricted shares remained subject to vesting requirements at December 31, 2016.

Distributions to Stockholders
The following table presents cash dividends declared by the Company on its common stock during the years ended December 31, 2016, 2015 and 2014:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 15, 2016	December 30, 2016	January 27, 2017	$0.24
September 15, 2016	September 30, 2016	October 20, 2016	$0.23
June 16, 2016	June 30, 2016	July 20, 2016	$0.23
March 15, 2016	March 31, 2016	April 21, 2016	$0.23
December 16, 2015	December 30, 2015	January 20, 2016	$0.26
September 16, 2015	September 30, 2015	October 22, 2015	$0.26
June 17, 2015	June 30, 2015	July 21, 2015	$0.26
March 18, 2015	March 31, 2015	April 21, 2015	$0.26
December 16, 2014	December 30, 2014	January 20, 2015	$0.26
September 16, 2014	September 30, 2014	October 21, 2014	$0.26
June 17, 2014	July 2, 2014	July 22, 2014	$0.26
March 17, 2014	March 31, 2014	April 21, 2014	$0.26

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Accumulated Other Comprehensive Income
Accumulated other comprehensive income at December 31, 2016 and December 31, 2015 was as follows:

(in thousands)	December 31, 2016	December 31, 2015
Available-for-sale securities
Unrealized gains	$393,555	$405,177
Unrealized losses	(194,328)	(46,116)
Accumulated other comprehensive income	$199,227	$359,061

Reclassifications out of Accumulated Other Comprehensive Income
The following table summarizes reclassifications out of accumulated other comprehensive income for the years ended December 31, 2016, 2015 and 2014:

	Affected Line Item in the Condensed Consolidated Statements of Comprehensive Income (Loss)	Amount Reclassified out of Accumulated Other Comprehensive Income
(in thousands)		Year Ended December 31,
		2016	2015	2014
Other-than-temporary impairments on AFS securities	Total other-than-temporary impairment losses	$1,822	$535	$392
Realized gains on sales of certain AFS securities, net of tax	(Loss) gain on investment securities	(102,852)	(336,230)	(52,931)
Total		$(101,030)	$(335,695)	$(52,539)

Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. An aggregate of 7.5 million shares of the Company’s common stock were originally reserved for issuance under the plan. As of December 31, 2016, 343,894 shares have been issued under the plan for total proceeds of approximately $3.5 million, of which 60,602, 69,826 and 57,218 shares were issued for total proceeds of $0.5 million, $0.7 million and $0.6 million during the years ended December 31, 2016, 2015 and 2014, respectively.
Share Repurchase Program
The Company’s share repurchase program in effect as of December 31, 2015 allowed for the repurchase of up to an aggregate of 25,000,000 shares of the Company’s common stock. During the year ended December 31, 2016, the Company’s board of directors approved an increase of 50,000,000 shares, for up to a total of 75,000,000 shares authorized for repurchase by the Company under the program. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of December 31, 2016, a total of 24,135,000 shares had been repurchased by the Company under the program for an aggregate cost of $200.4 million; of these, 8,020,000 and 13,664,300 shares were repurchased for a total cost of $61.3 million and $115.2 million during the years ended December 31, 2016 and 2015, respectively. No shares were repurchased during the year ended December 31, 2014.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

At-the-Market Offering
On May 25, 2012, the Company entered into an equity distribution agreement under which the Company may sell up to an aggregate of 20,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. On May 22, 2015, the Company entered into an amendment to the equity distribution agreement providing that any subsequent offers or sales of the Company’s common stock under the equity distribution agreement shall be made pursuant to a new prospectus supplement, which was filed on the same date. As of December 31, 2016, 7,585,869 shares of common stock have been sold under the equity distribution agreement for total accumulated net proceeds of approximately $77.6 million; however, no shares were sold during the years ended December 31, 2016, 2015 and 2014.

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
During the years ended December 31, 2016, 2015 and 2014, the Company granted 81,739, 61,952 and 54,799 shares of common stock, respectively, to its independent directors pursuant to the Plan. The estimated fair value of these awards was $8.43, $10.18 and $10.31 per share on grant date, based on the closing price of the Company’s common stock on the NYSE on such date. The grants vested immediately.
Additionally, during the years ended December 31, 2016, 2015 and 2014, the Company granted 1,937,522, 1,115,574 and 1,374,989 shares of restricted common stock, respectively, to key employees of PRCM Advisers pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $7.52, $10.49 and $9.90 per share on grant date, based on the closing market price of the Company’s common stock on the NYSE on such date. However, as the cost of these awards is measured at fair value at each reporting date based on the price of the Company’s stock as of period end in accordance with ASC 505, Equity, or ASC 505, the fair value of these awards as of December 31, 2016 was $8.72 per share based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of his or her applicable restricted stock award agreement. During the year ended December 31, 2016, in connection with the restructuring described in Note 22 - Restructuring Charges, certain agreements were forfeited and re-granted with accelerated vesting terms, in accordance with ASC 718, Compensation - Stock Compensation.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table summarizes the activity related to restricted common stock for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016		2015
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	2,290,609	$10.36	2,002,406	$10.32
Granted	2,019,261	7.56	1,177,526	10.47
Vested	(1,369,229)	(10.05)	(828,164)	(10.42)
Forfeited	(301,217)	(8.50)	(61,159)	(10.17)
Outstanding at End of Period	2,639,424	$8.59	2,290,609	$10.36

For the years ended December 31, 2016, 2015 and 2014, the Company recognized compensation costs and restructuring charges related to restricted common stock of $15.2 million, $9.0 million and $11.7 million, respectively.

Note 22. Restructuring Charges
On July 28, 2016, the Company announced that its board of directors had approved a plan to discontinue the Company’s mortgage loan conduit and securitization business. In connection with the closure, the Company incurred the following charges, which are included within restructuring charges on the Company’s consolidated statements of comprehensive income (loss), for the year ended December 31, 2016:

Year Ended
(in thousands)	December 31, 2016
Termination benefits	$2,398
Contract terminations	217
Other associated costs	375
Total	$2,990

The mortgage loan conduit and securitization business wind down process was completed at the end of 2016. The Company does not expect to incur additional restructuring costs in 2017.

Note 23. Income Taxes
For the years ended December 31, 2016, 2015 and 2014, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C-corporations. The tables below reflect the net taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. These activities include the designated portion of MSR treated as normal mortgage servicing, certain derivative financial instruments and other risk-management instruments. The Company has designated its TRSs to engage in these activities. The Company also purchases and sells mortgage loans through the secondary whole loan market and/or securitization market and has designated its TRSs to engage in these activities.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table summarizes the tax (benefit) provision recorded at the taxable subsidiary level for the years ended December 31, 2016, 2015 and 2014:

	Year Ended
	December 31,
(in thousands)	2016	2015	2014
Current tax (benefit) provision:
Federal	$(1,630)	$(4,027)	$6,507
State	167	175	16
Total current tax (benefit) provision	(1,463)	(3,852)	6,523
Deferred tax provision (benefit)	13,766	(12,638)	(80,261)
Total provision for (benefit from) income taxes	$12,303	$(16,490)	$(73,738)

The Company’s taxable income before dividend distributions differs from its pre-tax net income for U.S. GAAP purposes primarily due to unrealized gains and losses, the recognition of credit losses for U.S. GAAP purposes but not tax purposes, differences in timing of income recognition due to market discount, and original issue discount and the calculations surrounding each. These book to tax differences in the REIT are not reflected in the consolidated financial statements as the Company intends to retain its REIT status.
The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2016, 2015 and 2014:

	Year Ended
	December 31,
	2016		2015		2014
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Computed income tax expense at federal rate	$127,953	35%	$166,502	35%	$32,691	35%
State taxes, net of federal benefit, if applicable	108	—%	114	—%	10	—%
Permanent differences in taxable income from GAAP net income	392	—%	4,203	1%	1,636	2%
Dividends paid deduction	(116,150)	(32)%	(187,309)	(39)%	(108,075)	(116)%
Provision for (benefit from) income taxes/ Effective Tax Rate(1)	$12,303	3%	$(16,490)	(3)%	$(73,738)	(79)%
____________________

(1)	The provision for (benefit from) income taxes is recorded at the taxable subsidiary level.

The Company’s permanent differences in taxable income from GAAP net income in the years ended December 31, 2016 and 2015 were primarily due to net losses incurred by consolidated securitization trusts that are not subject to federal taxes and a recurring difference in compensation expense related to restricted stock dividends. The Company’s permanent differences in taxable income from GAAP net income in the year ended December 31, 2014 were due primarily to the statutory federal rate change from 34% to 35% and corresponding adjustment to the measurement of beginning deferred tax assets and liabilities.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The Company’s consolidated balance sheets, as of December 31, 2016 and December 31, 2015 contain the following current and deferred tax liabilities and assets, which are included in other assets, and are recorded at the taxable subsidiary level:

(in thousands)	December 31, 2016	December 31, 2015
Income taxes receivable
Federal income taxes receivable	$1,532	$5,216
State and local income taxes receivable	—	—
Income taxes receivable, net	1,532	5,216
Deferred tax assets (liabilities)
Deferred tax asset	111,636	69,441
Deferred tax liability	(54,275)	(25,123)
Total net deferred tax assets	57,361	44,318
Total tax assets, net	$58,893	$49,534

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes at the TRS level. Components of the Company’s deferred tax assets as of December 31, 2016 and December 31, 2015 were as follows:

(in thousands)	December 31, 2016	December 31, 2015
Available-for-sale securities	$17,942	$(8,673)
Mortgage servicing rights	(9,492)	6,363
Derivative assets and liabilities	(42,666)	(4,492)
Other assets	24	3
Other liabilities	2,713	978
Intangibles	235	256
Alternative minimum tax credit	1,904	420
Net operating loss carryforward	42,039	8,177
Capital loss carryforward	44,662	41,286
Total net deferred tax assets	$57,361	$44,318

At both December 31, 2016 and December 31, 2015, the Company had not recorded a valuation allowance for any portion of its deferred tax assets as it did not believe, at a more likely than not level, that any portion of its deferred tax assets would not be realized. Of the TRS net operating loss carryforward of $42.0 million, $1.3 million is scheduled to expire December 31, 2033, $2.5 million is scheduled to expire December 31, 2034, $4.3 million is scheduled to expire December 31, 2035 and $33.9 million is scheduled to expire December 31, 2036. Of the TRS net capital loss carryforward of $44.7 million, $0.1 million is scheduled to expire December 31, 2017, $20.1 million is scheduled to expire December 31, 2019, $21.1 million is scheduled to expire December 31, 2020 and $3.4 million is scheduled to expire December 31, 2021.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 24. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014:

	Year Ended
	December 31,
(in thousands, except share data)	2016	2015	2014
Numerator:
Net income	$353,278	$492,210	$167,139
Denominator:
Weighted average common shares outstanding	345,046,993	363,055,228	364,181,059
Weighted average restricted stock shares	3,026,711	2,192,510	1,830,796
Basic and diluted weighted average shares outstanding	348,073,704	365,247,738	366,011,855
Basic and Diluted Earnings Per Share	$1.01	$1.35	$0.46
Note 25. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with its Management Agreement with PRCM Advisers, the Company incurred $46.4 million, $50.3 million and $48.8 million as a management fee to PRCM Advisers for the years ended December 31, 2016, 2015 and 2014, respectively, which represents approximately 1.5% of stockholders’ equity on an annualized basis as defined by the Management Agreement. For purposes of calculating the management fee, stockholders’ equity is adjusted to exclude any common stock repurchases as well as any unrealized gains, losses or other items that do not affect realized net income, among other adjustments, in accordance with the Management Agreement. In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $25.8 million, $22.9 million and $15.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company has direct relationships with the majority of its third-party vendors. The Company will continue to have certain costs allocated to it by PRCM Advisers for compensation, data services, technology and certain office lease payments, but most direct expenses with third-party vendors are paid directly by the Company.
The Company recognized $15.2 million, $9.0 million and $11.7 million of compensation expense and restructuring charges during the years ended December 31, 2016, 2015 and 2014, respectively, related to restricted common stock issued to employees of PRCM Advisers and the Company’s independent directors pursuant to the Plan. See Note 21 - Equity Incentive Plan for additional information.

Note 26. Subsequent Events
On January 19, 2017, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes, which included $37.5 million aggregate principal amount sold by the Company to the underwriter of the offering pursuant to an overallotment option. The notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in January 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. The notes have an initial conversion rate of 100 shares of common stock per $1,000 principal amount of the notes (equivalent to an initial conversion price of $10.00 per share), subject to adjustment. The net proceeds from the offering were approximately $282 million after deducting underwriting discounts and estimated offering expenses payable by the Company.
Events subsequent to December 31, 2016, were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 27. Quarterly Financial Data - Unaudited

	2016 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31

Total interest income	$130,763	$154,776	$168,862	$179,089
Total interest expense	41,360	53,969	60,350	66,216
Net interest income	89,403	100,807	108,512	112,873
Other-than-temporary impairment losses	(717)	(90)	(1,015)	—
Total other (loss) income	(133,672)	(94,974)	31,971	304,266
Total expenses	38,493	37,486	38,509	37,295
Provision for (benefit from) income taxes	5,451	(14,762)	(16,827)	38,441
Net (loss) income	$(88,930)	$(16,981)	$117,786	$341,403
Basic and diluted (loss) earnings per weighted average common share	$(0.25)	$(0.05)	$0.34	$0.98
Basic and diluted weighted average number of shares of common stock	349,436,015	347,597,955	347,627,226	347,643,257

	2015 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31

Total interest income	$162,969	$152,529	$152,834	$133,605
Total interest expense	33,503	35,029	37,079	36,574
Net interest income	129,466	117,500	115,755	97,031
Other-than-temporary impairment losses	(127)	(170)	(238)	—
Total other (loss) income	(7,100)	134,110	(119,286)	160,308
Total expenses	38,103	36,896	38,677	37,852
(Benefit from) provision for income taxes	(10,657)	(6,957)	(7,656)	8,780
Net income (loss)	$94,793	$221,501	$(34,790)	$210,707
Basic and diluted earnings (loss) per weighted average common share	$0.26	$0.60	$(0.09)	$0.59
Basic and diluted weighted average number of shares of common stock	366,507,657	367,074,131	367,365,973	360,090,432

TWO HARBORS INVESTMENT CORP.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2016
(dollars in thousands)

Asset Type/ Description	Number of Loans	Interest Rate	Final Maturity Date (1)	Periodic Payment Terms (2)	Prior Liens (3)	Face Amount	Carrying Amount	Principal Amount Subject to Delinquent Principal or Interest
Residential mortgage loans held-for-sale
Prime nonconforming residential mortgage loans:
Fixed rate	2	3.875% - 4.25%	8/2045 - 6/2046	P&I	$—	$978	$925	$481
Credit sensitive residential mortgage loans:
Fixed rate	71	1% - 12.2%	5/2017 - 5/2056	P&I	—	12,494	6,691	2,420
Adjustable rate	23	2.875% - 10.65%	7/2019 - 10/2051	P&I	—	5,346	3,798	751
Ginnie Mae buyout residential mortgage loans:
Fixed rate	234	2% - 12%	11/2014 - 7/2056	P&I	—	30,856	28,434	18,006
Adjustable rate	3	2.375% - 4%	6/2035 - 9/2041	P&I	—	312	298	101
Total residential mortgage loans held-for-sale					$—	$49,986	$40,146	$21,759

Residential mortgage loans held-for-investment in securitization trusts
Prime nonconforming residential mortgage loans:
Fixed rate
Original loan balance $0 - $999,999	4,074	3.375% - 5.125%	11/2044 - 7/2046	P&I	$—	$2,612,321	$2,642,617	$1,401
Original loan balance $1,000,000 - $1,999,999	514	3.5% - 5%	12/2042 - 7/2046	P&I	—	589,291	595,884	—
Original loan balance $2,000,000 - $2,999,999	16	3.625% - 4.25%	10/2042 - 6/2046	P&I	—	32,432	32,816	—
Total residential mortgage loans held-for-investment in securitization trusts					$—	$3,234,044	$3,271,317	$1,401

Asset Type/ Location	Interest Rate	Final Maturity Date (1)	Periodic Payment Terms (2)	Prior Liens (3)	Face Amount	Carrying Amount	Principal Amount Subject to Delinquent Principal or Interest
Commercial real estate loans held-for-investment
Retail-Mixed Use/ Southwest	L+4.20%	12/2019	P&I	$—	$120,000	$119,734	$—
Retail/ West	L+3.42%	10/2018	IO	—	105,000	104,967	—
Office/ Diversified US	L+4.45%	8/2020	P&I	—	93,138	91,727	—
Industrial/ Northeast	L+4.75%	4/2019	IO	—	82,000	81,250	—
Office-Mixed Use/ Northeast	L+4.20%	12/2018	IO	—	77,134	76,923	—
Office/ Northeast	L+4.37%	10/2020	P&I	—	72,966	72,043	—
Office/ Southeast	L+4.11%	1/2021	P&I	—	62,275	60,373	—
Retail/ West	L+4.49%	7/2020	P&I	—	50,300	49,837	—
Office/ Diversified US	L+7.25%	9/2018	P&I	708,000	48,252	48,252	—
Hotel/ Diversified US	L+6.75%	1/2017	IO	285,000	45,900	45,885	—

TWO HARBORS INVESTMENT CORP.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE, continued
As of December 31, 2016
(dollars in thousands)

Asset Type/ Location	Interest Rate	Final Maturity Date (1)	Periodic Payment Terms (2)	Prior Liens (3)	Face Amount	Carrying Amount	Principal Amount Subject to Delinquent Principal or Interest
Commercial real estate loans held-for-investment, continued
Multifamily/ Southwest	L+4.05%	1/2019	P&I	—	43,500	43,462	—
Office/ Northeast	L+4.40%	5/2019	IO	—	43,500	42,937	—
Office/ Northeast	L+4.65%	1/2020	IO	—	43,215	43,181	—
Office/ Southwest	L+4.30%	3/2019	IO	—	41,821	41,457	—
Office/ Northeast	L+4.95%	9/2020	P&I	—	39,550	38,885	—
Office/ Northeast	L+4.55%	12/2019	P&I	—	38,000	37,778	—
Office/ Northeast	L+4.60%	11/2018	IO	—	37,000	36,539	—
Office/ West	L+4.60%	11/2019	IO	—	36,010	35,414	—
Multifamily/ Northeast	L+4.27%	12/2019	IO	—	34,000	33,321	—
Office/ Northeast	5.11%	3/2026	P&I	—	33,800	33,615	—
Multifamily/ Midwest	L+4.80%	2/2019	P&I	—	30,941	30,651	—
Industrial/ Northeast	L+4.70%	9/2020	P&I	—	24,000	23,831	—
Multifamily/ Northeast	L+3.60%	11/2019	P&I	—	23,500	23,515	—
Office/ West	L+4.55%	10/2019	IO	—	23,083	22,781	—
Hotel/ Midwest	L+4.99%	11/2018	IO	—	21,157	21,049	—
Multifamily/ Southeast	L+4.57%	8/2019	P&I	—	20,488	20,214	—
Multifamily/ Southeast	L+5.25%	8/2018	P&I	—	19,288	19,287	—
Multifamily/ Southeast	L+4.05%	9/2018	P&I	—	18,700	18,669	—
Hotel/ Southeast	L+8.75%	8/2017	IO	98,500	17,000	17,027	—
Multifamily/ Northeast	L+4.85%	11/2019	IO	—	16,527	16,216	—
Multifamily/ Northeast	L+4.62%	6/2019	IO	—	13,400	13,216	—
Multifamily/ Southeast	L+4.03%	10/2018	P&I	—	11,000	11,001	—
Office/ West	L+5.90%	1/2020	IO	—	10,907	10,660	—
Office/ Northeast	L+12.25%	7/2018	IO	45,100	10,257	10,279	—
Office/ Southeast	L+9.50%	8/2020	IO	45,303	9,900	9,942	—
Hotel/ Northeast	13%	11/2025	P&I	59,000	6,936	6,625	—
Total commercial real estate loans held-for-investment				$1,240,903	$1,424,445	$1,412,543	$—

Total mortgage loans on real estate				$1,240,903	$4,708,475	$4,724,006	$23,160
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

TWO HARBORS INVESTMENT CORP.
NOTE TO SCHEDULE IV - RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE
(dollars in thousands)

	Year Ended
	December 31,
(in thousands)	2016	2015	2014
Balance at beginning of period	$4,646,111	$2,280,458	$1,336,971
Additions during period:
Originations and purchases	1,988,150	3,269,020	1,475,210
Net discount accretion (premium amortization)	263	149	—
Amortization of net deferred origination fees	6,981	319	—
Deductions during period:
Collections of principal	(1,080,632)	(661,000)	(149,674)
Cost of mortgages sold	(799,563)	(147,713)	(425,505)
(Increase) decrease in net deferred origination fees	(12,554)	(6,656)	—
Cumulative-effect adjustment to equity for adoption of new accounting principle	—	(2,991)	—
Change in realized and unrealized (losses) gains	(2,868)	(53,689)	49,719
Other (1)	(21,882)	(31,786)	(6,263)
Balance at end of period	$4,724,006	$4,646,111	$2,280,458
____________________

(1)	Includes transfer of mortgage servicing rights fair value on buyout of Ginnie Mae residential mortgage loans and transfers to other receivables for foreclosed government-guaranteed loans.

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
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, the Company’s management believes that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent auditors, Ernst & Young LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 169 of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
of Two Harbors Investment Corp.
We have audited Two Harbors Investment Corp.’s (the Company’s) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and December 31, 2015, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and the financial statement schedule listed in the Index at Item 15(a)(2) of the Company and our report dated February 28, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 28, 2017

Item 9B. Other Information
None.

PART III

Items 10, 11, 12 and 13.
The information required by Items 10, 11, 12 and 13 of Part III of this Annual Report is incorporated by reference to information to be set forth in the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2016.

Item 14. Principal Accounting Fees and Services
We retained Ernst & Young LLP, or EY, to audit our consolidated financial statements for the years ended December 31, 2016 and 2015. We also retained EY, as well as other accounting and consulting firms, to provide various other services in during the years ended December 31, 2016 and 2015.
The table below presents the aggregate fees billed to us for professional services performed by EY for the years ended December 31, 2016 and 2015:

	Year Ended
	December 31,
	2016	2015
Audit fees (1)	$1,269,500	$1,177,210
Audit-related fees (2)	302,825	518,400
Tax fees (3)	147,828	218,350
Total principal accountant fees	$1,720,153	$1,913,960
____________________

(1)
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

(2)
Audit-related fees pertain to assurance and related services that are traditionally performed by the principal accountant, including accounting consultations and audits in connection with proposed or consummated acquisitions, internal control reviews and consultation concerning financial accounting and reporting standard.

(3)
Tax fees pertain to services performed for tax compliance, including REIT compliance, tax planning and tax advice, including preparation of tax returns and claims for refund and tax-payment planning services. Tax planning and advice also includes assistance with tax audits and appeals, and tax advice related to specific transactions.

The services performed by EY in 2016 were pre-approved by our Audit Committee in accordance with the pre-approval policy set forth in our Audit Committee Charter. This policy requires that all engagement fees and the terms and scope of all auditing and non-auditing services be reviewed and approved by the Audit Committee in advance of their formal initiation.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements:
The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth in Part II, Item 8 on pages 102 through 110 of this Annual Report on Form 10-K and are incorporated herein by reference.
(2)Schedules to Consolidated Financial Statements:
Schedule IV - Mortgage Loans on Real Estate is set forth in Part II, Item 8 on pages 164 through 166 of this Annual Report on Form 10-K.
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
4.2
Indenture, dated as of January 19, 2017, between Two Harbors Investment Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K file with the SEC on January 19, 2017).

4.3
Supplemental Indenture, dated as of January 19, 2017, between Two Harbors Investment Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K file with the SEC on January 19, 2017).

10.1	Management Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K for the year ended December 31, 2009, filed with the SEC on March 4, 2010).
10.2	Amendment to Management Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 19, 2012).
10.3	Second Amendment to Management Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 7, 2014).
10.4	Shared Facilities and Services Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 2009, filed with the SEC on March 4, 2010).
10.5*	Second Restated 2009 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed with the SEC on March 26, 2015).
10.6*
Form of Restricted Stock Agreement under the Second Restated 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015).

10.7*	Form of Phantom Share Award (incorporated by reference to Exhibit 10.10.2 to Amendment No. 4).
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 19, 2009).

Exhibit Number	Exhibit Index
21.1	Subsidiaries of registrant. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm of Ernst & Young LLP. (filed herewith)
24.1	Powers of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101
Financial statements from the Annual Report on Form 10-K of Two Harbors Investment Corp. for the year ended December 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)

____________________

*	Management or compensatory agreement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	February 28, 2017	By:	/s/ Thomas E. Siering
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

Signature	Title	Date
/s/ Thomas E. Siering	Chief Executive Officer, President and Director (principal executive officer)	February 28, 2017
Thomas E. Siering

/s/ Brad Farrell	Chief Financial Officer and Treasurer (principal financial officer)	February 28, 2017
Brad Farrell

/s/ Mary Riskey	Chief Accounting Officer (principal accounting officer)	February 28, 2017
Mary Riskey

/s/ Brian C. Taylor	Chairman of the Board of Directors	February 28, 2017
Brian C. Taylor

/s/ Stephen G. Kasnet	Director	February 28, 2017
Stephen G. Kasnet

/s/ E. Spencer Abraham	Director	February 28, 2017
E. Spencer Abraham

/s/ James J. Bender	Director	February 28, 2017
James J. Bender

/s/ Lisa A. Pollina	Director	February 28, 2017
Lisa A. Pollina

/s/ William Roth	Chief Investment Officer and Director	February 28, 2017
William Roth

/s/ W. Reid Sanders	Director	February 28, 2017
W. Reid Sanders

/s/ Hope B. Woodhouse	Director	February 28, 2017
Hope B. Woodhouse