Form 10-Q
period 2017-03-31
TWO HARBORS INVESTMENT CORP.
filed 2017-05-04
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 3, 2017 there were 348,918,401 shares of outstanding common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Available-for-sale securities, at fair value	$17,318,697	$13,128,857
Commercial real estate assets	1,548,603	1,412,543
Mortgage servicing rights, at fair value	747,580	693,815
Residential mortgage loans held-for-investment in securitization trusts, at fair value	3,181,811	3,271,317
Residential mortgage loans held-for-sale, at fair value	32,686	40,146
Cash and cash equivalents	405,110	406,883
Restricted cash	381,664	408,312
Accrued interest receivable	76,104	62,751
Due from counterparties	54,940	60,380
Derivative assets, at fair value	253,564	324,182
Other assets	270,085	302,870
Total Assets (1)	$24,270,844	$20,112,056
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$13,640,720	$9,316,351
Collateralized borrowings in securitization trusts, at fair value	2,941,990	3,037,196
Federal Home Loan Bank advances	3,571,762	4,000,000
Revolving credit facilities	15,000	70,000
Convertible senior notes	282,263	—
Derivative liabilities, at fair value	20,363	12,501
Due to counterparties	31,301	111,884
Dividends payable	87,228	83,437
Other liabilities	77,656	79,576
Total Liabilities (1)	20,668,283	16,710,945
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized and 5,750,000 and 0 shares issued and outstanding, respectively (liquidation preference of $143,750)	138,872	—
Common stock, par value $0.01 per share; 900,000,000 shares authorized and 348,913,014 and 347,652,326 shares issued and outstanding, respectively	3,489	3,477
Additional paid-in capital	3,664,020	3,659,973
Accumulated other comprehensive income	272,989	199,227
Cumulative earnings	2,110,018	2,038,033
Cumulative distributions to stockholders	(2,586,827)	(2,499,599)
Total Stockholders’ Equity	3,602,561	3,401,111
Total Liabilities and Stockholders’ Equity	$24,270,844	$20,112,056
____________________

(1)
The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Two Harbors Investment Corp. At March 31, 2017 and December 31, 2016, assets of the VIEs totaled $3,246,363 and $3,336,292, and liabilities of the VIEs totaled $2,962,598 and $3,058,278, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Three Months Ended
	March 31,
	2017	2016
Interest income:	(unaudited)
Available-for-sale securities	$135,573	$79,428
Commercial real estate assets	23,570	11,072
Residential mortgage loans held-for-investment in securitization trusts	31,628	32,771
Residential mortgage loans held-for-sale	398	7,202
Cash and cash equivalents	453	290
Total interest income	191,622	130,763
Interest expense:
Repurchase agreements	37,012	16,029
Collateralized borrowings in securitization trusts	25,386	19,359
Federal Home Loan Bank advances	8,793	5,972
Revolving credit facilities	429	—
Convertible senior notes	3,821	—
Total interest expense	75,441	41,360
Net interest income	116,181	89,403
Other-than-temporary impairments:
Total other-than-temporary impairment losses	—	(717)
Other income (loss):
(Loss) gain on investment securities	(52,352)	29,474
Gain (loss) on interest rate swap and swaption agreements	9,927	(125,484)
(Loss) gain on other derivative instruments	(27,864)	16,015
Servicing income	39,773	34,133
Loss on servicing asset	(14,565)	(101,440)
Gain on residential mortgage loans held-for-sale	1,461	10,803
Other income	8,035	2,827
Total other loss	(35,585)	(133,672)
Expenses:
Management fees	11,470	12,044
Servicing expenses	5,620	7,861
Securitization deal costs	—	3,732
Other operating expenses	16,037	14,856
Total expenses	33,127	38,493
Income (loss) before income taxes	47,469	(83,479)
(Benefit from) provision for income taxes	(24,516)	5,451
Net income (loss)	$71,985	$(88,930)
Basic and diluted earnings (loss) per weighted average common share	$0.21	$(0.25)
Dividends declared per common share	$0.25	$0.23
Basic and diluted weighted average number of shares of common stock outstanding	348,563,930	349,436,015
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS), continued
(in thousands, except share data)

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Comprehensive income (loss):
Net income (loss)	$71,985	$(88,930)
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	73,762	21,345
Other comprehensive income	73,762	21,345
Comprehensive income (loss)	$145,747	$(67,585)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
					(unaudited)
Balance, December 31, 2015	—	$—	353,906,807	$3,539	$3,705,519	$359,061	$1,684,755	$(2,176,313)	$3,576,561
Net loss	—	—	—	—	—	—	(88,930)	—	(88,930)
Other comprehensive income before reclassifications, net of tax	—	—	—	—	—	39,754	—	—	39,754
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—	—	(18,409)	—	—	(18,409)
Net other comprehensive income, net of tax	—	—	—	—	—	21,345	—	—	21,345
Issuance of common stock, net of offering costs	—	—	14,648	—	110	—	—	—	110
Repurchase of common stock	—	—	(8,020,000)	(80)	(61,227)	—	—	—	(61,307)
Common dividends declared	—	—	—	—	—	—	—	(79,939)	(79,939)
Non-cash equity award compensation	—	—	1,661,315	17	2,834	—	—	—	2,851
Balance, March 31, 2016	—	$—	347,562,770	$3,476	$3,647,236	$380,406	$1,595,825	$(2,256,252)	$3,370,691

Balance, December 31, 2016	—	$—	347,652,326	$3,477	$3,659,973	$199,227	$2,038,033	$(2,499,599)	$3,401,111
Net income	—	—	—	—	—	—	71,985	—	71,985
Other comprehensive income before reclassifications, net of tax	—	—	—	—	—	64,449	—	—	64,449
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—	—	9,313	—	—	9,313
Net other comprehensive income, net of tax	—	—	—	—	—	73,762	—	—	73,762
Issuance of preferred stock, net of offering costs	5,750,000	138,872	—	—	—	—	—	—	138,872
Issuance of common stock, net of offering costs	—	—	11,265	—	102	—	—	—	102
Common dividends declared	—	—	—	—	—	—	—	(87,228)	(87,228)
Non-cash equity award compensation	—	—	1,249,423	12	3,945	—	—	—	3,957
Balance, March 31, 2017	5,750,000	$138,872	348,913,014	$3,489	$3,664,020	$272,989	$2,110,018	$(2,586,827)	$3,602,561
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash Flows From Operating Activities:	(unaudited
Net income (loss)	$71,985	$(88,930)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investment securities and commercial real estate assets, net	6,078	5,735
Amortization of deferred debt issuance costs on convertible senior notes	78	—
Other-than-temporary impairment losses	—	717
Realized and unrealized losses (gains) on investment securities, net	52,352	(29,474)
Loss on servicing asset	14,565	101,440
Gain on residential mortgage loans held-for-sale	(1,461)	(10,803)
Gain on residential mortgage loans held-for-investment and collateralized borrowings in securitization trusts	(6,683)	(1,484)
Gain on termination and option expiration of interest rate swaps and swaptions	(66,031)	(30,629)
Unrealized loss on interest rate swaps and swaptions	48,200	149,923
Unrealized loss (gain) on other derivative instruments	59,841	(4,387)
Equity based compensation	3,957	2,851
Depreciation of fixed assets	285	328
Purchases of residential mortgage loans held-for-sale	(437)	(271,448)
Proceeds from sales of residential mortgage loans held-for-sale	3,987	19,830
Proceeds from repayment of residential mortgage loans held-for-sale	3,716	36,360
Net change in assets and liabilities:
Increase in accrued interest receivable	(13,353)	(4,547)
(Increase) decrease in deferred income taxes, net	(24,710)	7,048
Decrease (increase) in income taxes receivable	84	(839)
Decrease (increase) in prepaid and fixed assets	242	(87)
Decrease in other receivables	10,307	208
Decrease (increase) in servicing advances	1,466	(7,173)
Increase in accrued interest payable	11,481	406
Increase (decrease) in income taxes payable	30	(70)
Decrease in accrued expenses and other liabilities	(13,715)	(6,657)
Net cash provided by (used in) operating activities	$162,264	$(131,682)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash Flows From Investing Activities:	(unaudited
Purchases of available-for-sale securities	$(6,837,176)	$(4,185,685)
Proceeds from sales of available-for-sale securities	2,414,267	2,270,454
Principal payments on available-for-sale securities	272,954	192,171
(Purchases) short sales of derivative instruments, net	(42,293)	(14,687)
Proceeds from sales (payments for termination) of derivative instruments, net	78,763	44,027
Proceeds from repayment of residential mortgage loans held-for-investment in securitization trusts	102,545	133,374
Originations and purchases of commercial real estate assets, net of deferred fees	(137,445)	(86,156)
Proceeds from repayment of commercial real estate assets	3,809	4,531
Purchases of mortgage servicing rights, net of purchase price adjustments	(68,551)	(51,453)
Proceeds from sales of mortgage servicing rights	250	—
Purchases of Federal Home Loan Bank stock	—	(11,206)
Redemptions of Federal Home Loan Bank stock	19,760	—
Decrease in due to counterparties, net	(75,143)	(158,919)
Net cash used in investing activities	(4,268,260)	(1,863,549)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	36,676,708	10,535,094
Principal payments on repurchase agreements	(32,352,339)	(9,353,516)
Proceeds from issuance of collateralized borrowings in securitization trusts	—	883,633
Principal payments on collateralized borrowings in securitization trusts	(101,562)	(96,188)
Proceeds from Federal Home Loan Bank advances	—	215,000
Principal payments on Federal Home Loan Bank advances	(428,238)	—
Principal payments on revolving credit facilities	(55,000)	—
Proceeds from convertible senior notes	282,469	—
Proceeds from issuance of preferred stock, net of offering costs	138,872	—
Proceeds from issuance of common stock, net of offering costs	102	110
Repurchase of common stock	—	(61,307)
Dividends paid on common stock	(83,437)	(92,016)
Net cash provided by financing activities	4,077,575	2,030,810
Net (decrease) increase in cash, cash equivalents and restricted cash	(28,421)	35,579
Cash, cash equivalents and restricted cash at beginning of period	815,195	1,000,393
Cash, cash equivalents and restricted cash at end of period	$786,774	$1,035,972
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Supplemental Disclosure of Cash Flow Information:	(unaudited
Cash paid for interest	$38,237	$23,276
Cash paid (received) for taxes	$81	$(689)
Noncash Activities:
Transfers of residential mortgage loans held-for-sale to residential mortgage loans held-for-investment in securitization trusts	$—	$641,738
Transfers of residential mortgage loans held-for-sale to other receivables for foreclosed government-guaranteed loans	$1,626	$5,194
Transfer of fair value of mortgage servicing rights to fair value of Ginnie Mae residential mortgage loans held-for-sale upon buyout	$9	$2,265
Additions to mortgage servicing rights due to sale of residential mortgage loans held-for-sale	$20	$204
Dividends declared but not paid at end of period	$87,228	$79,939
Reconciliation of residential mortgage loans held-for-sale:
Residential mortgage loans held-for-sale at beginning of period	$40,146	$811,431
Purchases of residential mortgage loans held-for-sale	437	271,448
Transfers to residential mortgage loans held-for-investment in securitization trusts	—	(641,738)
Transfers to other receivables for foreclosed government-guaranteed loans	(1,626)	(5,194)
Transfer of fair value of mortgage servicing rights to fair value of Ginnie Mae residential mortgage loans held-for-sale upon buyout	(9)	(2,265)
Proceeds from sales of residential mortgage loans held-for-sale	(3,987)	(19,830)
Proceeds from repayment of residential mortgage loans held-for-sale	(3,716)	(36,360)
Realized and unrealized gains on residential mortgage loans held-for-sale	1,441	9,767
Residential mortgage loans held-for-sale at end of period	$32,686	$387,259
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

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2017 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2017 should not be construed as indicative of the results to be expected for future periods or the full year.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s 2016 Annual Report on Form 10-K is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s consolidated financial condition and results of operations for the three months ended March 31, 2017.
Convertible Senior Notes
Convertible senior notes include unsecured convertible debt that are carried at their unpaid principal balance, net of any unamortized deferred issuance costs, on the Company’s condensed consolidated balance sheet. Interest on the notes is payable semiannually until such time the notes mature or are converted into shares of the Company’s common stock.
Offsetting Assets and Liabilities
Certain of the Company’s repurchase agreements are governed by underlying agreements that provide for a right of setoff in the event of default by either party to the agreement. The Company also has netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association, or ISDA, or central clearing exchange agreements, in the case of centrally cleared interest rate swaps. Additionally, the Company and the counterparty or clearing agency are required to post cash collateral based upon the net underlying market value of the Company’s open positions with the counterparty.
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
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016:

	March 31, 2017
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Condensed Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$343,279	$(89,715)	$253,564	$(20,363)	$—	$233,201
Total Assets	$343,279	$(89,715)	$253,564	$(20,363)	$—	$233,201
Liabilities
Repurchase agreements	$(13,640,720)	$—	$(13,640,720)	$13,640,720	$—	$—
Derivative liabilities	(110,078)	89,715	(20,363)	20,363	—	—
Total Liabilities	$(13,750,798)	$89,715	$(13,661,083)	$13,661,083	$—	$—

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2016
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Condensed Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$388,522	$(64,340)	$324,182	$(12,501)	$—	$311,681
Total Assets	$388,522	$(64,340)	$324,182	$(12,501)	$—	$311,681
Liabilities
Repurchase agreements	$(9,316,351)	$—	$(9,316,351)	$9,316,351	$—	$—
Derivative liabilities	(76,841)	64,340	(12,501)	12,501	—	—
Total Liabilities	$(9,463,192)	$64,340	$(9,398,852)	$9,398,852	$—	$—
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
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU No. 2016-01, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017, with early adoption permitted. Early adoption of this ASU did not have an impact on the Company’s financial condition, results of operations or financial statement disclosures.
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
Classification of Certain Cash Receipts and Cash Payments and Restricted Cash
In August 2016, the FASB issued ASU No. 2016-15, which clarifies how entities should classify certain cash receipts and cash payments and how the predominance principle should be applied on the statement of cash flows. Additionally, in November 2016, the FASB issued ASU No. 2016-18, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents, but no longer present transfers between cash and cash equivalents and restricted cash and cash equivalents in the statement of cash flows. Both ASUs are effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017, with early adoption permitted. Early adoption of these ASUs did not impact the Company’s financial condition or results of operations but impacted the presentation of the statements of cash flows and related footnote disclosures. The Company included restricted cash of $381.7 million, $408.3 million, $281.1 million and $262.6 million as of March 31, 2017, December 31, 2016, March 31, 2016 and December 31, 2015, respectively, with cash and cash equivalents, as shown on the condensed consolidated statements of cash flows.

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
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017	December 31, 2016
Residential mortgage loans held-for-investment in securitization trusts	$3,181,811	$3,271,317
Commercial real estate assets	45,886	45,885
Accrued interest receivable	18,666	19,090
Total Assets	$3,246,363	$3,336,292
Collateralized borrowings in securitization trusts	$2,941,990	$3,037,196
Accrued interest payable	8,370	8,708
Other liabilities	12,238	12,374
Total Liabilities	$2,962,598	$3,058,278

The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include non-Agency RMBS, which are classified within available-for-sale securities, at fair value on the condensed consolidated balance sheets. As of March 31, 2017 and December 31, 2016, the carrying value, which also represents the maximum exposure to loss, of all non-Agency RMBS in unconsolidated VIEs was $2.2 billion and $1.9 billion, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 4. Available-for-Sale Securities, at Fair Value
The Company holds AFS investment securities which are carried at fair value on the condensed consolidated balance sheets. AFS securities exclude the retained interests from the Company’s on-balance sheet securitizations, as they are eliminated in consolidation in accordance with U.S. GAAP. The following table presents the Company’s AFS investment securities by collateral type as of March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017	December 31, 2016
Agency
Federal Home Loan Mortgage Corporation	$10,880,230	$2,742,630
Federal National Mortgage Association	4,023,228	8,274,507
Government National Mortgage Association	216,427	209,337
Non-Agency	2,198,812	1,902,383
Total available-for-sale securities	$17,318,697	$13,128,857

At March 31, 2017 and December 31, 2016, the Company pledged AFS securities with a carrying value of $17.1 billion and $13.1 billion, respectively, as collateral for repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. See Note 15 - Repurchase Agreements and Note 17 - Federal Home Loan Bank of Des Moines Advances.
At March 31, 2017 and December 31, 2016, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, or ASC 860, to be considered linked transactions and, therefore, classified as derivatives.
The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(in thousands)	Agency	Non-Agency	Total
Face Value	$17,294,143	$3,087,543	$20,381,686
Unamortized premium	769,384	—	769,384
Unamortized discount
Designated credit reserve	—	(442,856)	(442,856)
Net, unamortized	(2,840,374)	(836,341)	(3,676,715)
Amortized Cost	15,223,153	1,808,346	17,031,499
Gross unrealized gains	81,271	395,652	476,923
Gross unrealized losses	(184,539)	(5,186)	(189,725)
Carrying Value	$15,119,885	$2,198,812	$17,318,697

	December 31, 2016
(in thousands)	Agency	Non-Agency	Total
Face Value	$13,571,417	$2,732,139	$16,303,556
Unamortized premium	571,749	—	571,749
Unamortized discount
Designated credit reserve	—	(367,437)	(367,437)
Net, unamortized	(2,758,445)	(808,975)	(3,567,420)
Amortized Cost	11,384,721	1,555,727	12,940,448
Gross unrealized gains	79,040	353,358	432,398
Gross unrealized losses	(237,287)	(6,702)	(243,989)
Carrying Value	$11,226,474	$1,902,383	$13,128,857

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present the carrying value of the Company’s AFS securities by rate type as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$28,422	$1,898,693	$1,927,115
Fixed Rate	15,091,463	300,119	15,391,582
Total	$15,119,885	$2,198,812	$17,318,697

	December 31, 2016
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$30,463	$1,574,850	$1,605,313
Fixed Rate	11,196,011	327,533	11,523,544
Total	$11,226,474	$1,902,383	$13,128,857

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of March 31, 2017:

	March 31, 2017
(in thousands)	Agency	Non-Agency	Total
≤ 1 year	$1,344	$38,909	$40,253
> 1 and ≤ 3 years	49,281	121,183	170,464
> 3 and ≤ 5 years	906,170	347,435	1,253,605
> 5 and ≤ 10 years	14,132,919	964,767	15,097,686
> 10 years	30,171	726,518	756,689
Total	$15,119,885	$2,198,812	$17,318,697

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the changes for the three months ended March 31, 2017 and 2016 of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	Three Months Ended March 31,
	2017			2016
(in thousands)	Designated Credit Reserve	Unamortized Net Discount	Total	Designated Credit Reserve	Unamortized Net Discount	Total
Beginning balance at January 1	$(367,437)	$(808,975)	$(1,176,412)	$(409,077)	$(707,021)	$(1,116,098)
Acquisitions	(88,719)	(71,471)	(160,190)	1,013	(25,222)	(24,209)
Accretion of net discount	—	22,183	22,183	—	16,760	16,760
Realized credit losses	4,546	—	4,546	3,093	—	3,093
Reclassification adjustment for other-than-temporary impairments	—	—	—	(121)	—	(121)
Transfers from (to)	8,754	(8,754)	—	19,454	(19,454)	—
Sales, calls, other	—	30,676	30,676	32,562	55,535	88,097
Ending balance at March 31	$(442,856)	$(836,341)	$(1,279,197)	$(353,076)	$(679,402)	$(1,032,478)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time that the securities had an unrealized loss position as of March 31, 2017 and December 31, 2016. At March 31, 2017, the Company held 1,295 AFS securities, of which 255 were in an unrealized loss position for less than twelve consecutive months and 125 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2016, the Company held 1,239 AFS securities, of which 252 were in an unrealized loss position for less than twelve consecutive months and 125 were in an unrealized loss position for more than twelve consecutive months. Of the $7.2 billion and $6.4 billion of AFS securities in an unrealized loss position for less than twelve consecutive months as of March 31, 2017 and December 31, 2016, $6.9 billion, or 96.3%, and $6.1 billion, or 95.8%, respectively, were Agency AFS securities, whose principal and interest are guaranteed by the GSEs.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2017	$7,207,659	$(148,297)	$483,937	$(41,428)	$7,691,596	$(189,725)
December 31, 2016	$6,416,820	$(204,034)	$504,978	$(39,955)	$6,921,798	$(243,989)

Evaluating AFS Securities for Other-Than-Temporary Impairments
In evaluating AFS securities for OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred. If the Company does not intend to sell and will not be more likely than not required to sell the security, the credit loss is recognized in earnings and the balance of the unrealized loss is recognized in either other comprehensive income, net of tax, or (loss) gain on investment securities, depending on the accounting treatment. If the Company intends to sell the security or will be more likely than not required to sell the security, the full unrealized loss is recognized in earnings.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company did not record an other-than-temporary credit impairment during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company recorded $0.7 million in other-than-temporary credit impairments on three non-Agency RMBS where the future expected cash flows for each security were less than its amortized cost. As of March 31, 2017, impaired securities with a carrying value of $113.7 million had actual weighted average cumulative losses of 5.2%, weighted average three-month prepayment speed of 2.1%, weighted average 60+ day delinquency of 22.5% of the pool balance, and weighted average FICO score of 659. At March 31, 2017, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities; therefore, only the projected credit loss was recognized in earnings.
The following table presents the changes in OTTI included in earnings for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Cumulative credit loss at beginning of period	$(5,606)	$(6,499)
Additions:
Other-than-temporary impairments not previously recognized	—	(292)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	—	(425)
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	—	—
Decreases related to other-than-temporary impairments on securities sold	—	596
Cumulative credit loss at end of period	$(5,606)	$(6,620)

Cumulative credit losses related to OTTI may be reduced for securities sold as well as for securities that mature, are paid down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within (loss) gain on investment securities in the Company’s condensed consolidated statements of comprehensive income (loss). For the three months ended March 31, 2017 and 2016, the Company sold AFS securities for $2.4 billion and $2.3 billion with an amortized cost of $2.5 billion and $2.2 billion for net realized losses of $50.4 million and gains of $21.7 million, respectively.
The following table presents the gross realized gains and losses on sales of AFS securities for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Gross realized gains	$8,731	$35,194
Gross realized losses	(59,134)	(13,493)
Total realized (losses) gains on sales, net	$(50,403)	$21,701

Note 5. Commercial Real Estate Assets
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the Company’s commercial real estate assets by asset type, property type and geographic location as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(dollars in thousands)	Mezzanine Loans	First Mortgages	B-Notes	Total
Unpaid principal balance	$135,364	$1,409,678	$14,979	$1,560,021
Unamortized (discount) premium	(14)	(181)	—	(195)
Unamortized net deferred origination fees	(111)	(11,112)	—	(11,223)
Carrying value	$135,239	$1,398,385	$14,979	$1,548,603
Unfunded commitments	$1,580	$180,295	$—	$181,875
Number of loans	6	33	1	40
Weighted average coupon	8.8%	5.3%	8.0%	5.6%
Weighted average years to maturity (1)	2.2	2.7	9.8	2.7

	December 31, 2016
(dollars in thousands)	Mezzanine Loans	First Mortgages	B-Notes	Total
Unpaid principal balance	$138,245	$1,286,200	$—	$1,424,445
Unamortized (discount) premium	(15)	(185)	—	(200)
Unamortized net deferred origination fees	(221)	(11,481)	—	(11,702)
Carrying value	$138,009	$1,274,534	$—	$1,412,543
Unfunded commitments	$1,580	$170,890	$—	$172,470
Number of loans	6	30	—	36
Weighted average coupon	8.6%	5.1%	—%	5.4%
Weighted average years to maturity (1)	1.5	2.9	0.0	2.8
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

(in thousands)	March 31, 2017		December 31, 2016
Property Type	Carrying Value	% of Commercial Portfolio	Carrying Value	% of Commercial Portfolio
Retail	$246,000	15.9%	$237,414	16.8%
Hotel	107,193	6.9%	90,585	6.4%
Industrial	144,116	9.3%	105,081	7.4%
Multifamily	264,197	17.1%	260,683	18.5%
Office	787,097	50.8%	718,780	50.9%
Total	$1,548,603	100.0%	$1,412,543	100.0%

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(in thousands)	March 31, 2017		December 31, 2016
Geographic Location	Carrying Value	% of Commercial Portfolio	Carrying Value	% of Commercial Portfolio
West	$305,731	19.8%	$250,044	17.7%
Southeast	291,433	18.8%	239,194	16.9%
Southwest	289,686	18.7%	267,944	19.0%
Northeast	582,351	37.6%	578,762	41.0%
Midwest	79,402	5.1%	76,599	5.4%
Total	$1,548,603	100.0%	$1,412,543	100.0%

At March 31, 2017 and December 31, 2016, the Company pledged commercial real estate assets with a carrying value of $1.5 billion and $1.4 billion, respectively, as collateral for repurchase agreements and FHLB advances. See Note 15 - Repurchase Agreements and Note 17 - Federal Home Loan Bank of Des Moines Advances.
The following table summarizes activity related to commercial real estate assets for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(in thousands)	2017	2016
Balance at beginning of period	$1,412,543	$660,953
Originations and purchases	139,384	87,266
Repayments	(3,809)	(4,531)
Net discount accretion (premium amortization)	1	73
(Increase) decrease in net deferred origination fees	(1,939)	(1,110)
Amortization of net deferred origination fees	2,423	1,608
Allowance for loan losses	—	—
Balance at end of period	$1,548,603	$744,259

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the number of loans, unpaid principal balance and carrying value (amortized cost) by risk rating for commercial real estate assets as of March 31, 2017 and December 31, 2016:

(dollars in thousands)	March 31, 2017			December 31, 2016
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1 – 3	40	$1,560,021	$1,548,603	36	$1,424,445	$1,412,543
4 – 5	—	—	—	—	—	—
Total	40	$1,560,021	$1,548,603	36	$1,424,445	$1,412,543

The Company has not recorded any allowances for losses as no loans are past-due and it is not deemed probable that the Company will not be able to collect all amounts due pursuant to the contractual terms of the loans.

Note 6. Servicing Activities
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
The following table summarizes activity related to MSR for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Balance at beginning of period	$693,815	$493,688
Additions from purchases of mortgage servicing rights	76,956	50,273
Additions from sales of residential mortgage loans	20	204
Subtractions from sales of mortgage servicing rights	—	—
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	3,182	(84,359)
Other changes in fair value (1)	(17,997)	(17,081)
Other changes (2)	(8,396)	3,445
Balance at end of period	$747,580	$446,170
____________________

(1)	Other changes in fair value primarily represents changes due to the realization of expected cash flows.

(2)	Other changes includes purchase price adjustments, contractual prepayment protection, and changes due to the Company’s purchase of the underlying collateral.

At March 31, 2017 and December 31, 2016, the Company pledged MSR with a carrying value of $175.4 million and $180.9 million, respectively, as collateral for revolving credit facilities. See Note 18 - Revolving Credit Facilities.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2017 and December 31, 2016, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands)	March 31, 2017	December 31, 2016
Weighted average prepayment speed:	9.3%	9.2%
Impact on fair value of 10% adverse change	$(27,287)	$(25,012)
Impact on fair value of 20% adverse change	$(53,003)	$(48,602)
Weighted average delinquency:	2.0%	1.9%
Impact on fair value of 10% adverse change	$(2,056)	$(1,908)
Impact on fair value of 20% adverse change	$(4,112)	$(3,816)
Weighted average discount rate:	9.5%	9.4%
Impact on fair value of 10% adverse change	$(26,091)	$(23,590)
Impact on fair value of 20% adverse change	$(50,312)	$(45,861)

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
Risk Mitigation Activities
The primary risk associated with the Company’s MSR is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher-than-expected prepayments that could reduce the value of the MSR. The Company economically hedges the impact of these risks with its Agency RMBS portfolio.
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Servicing fee income	$38,500	$33,109
Ancillary fee income	140	485
Float income	1,133	539
Total	$39,773	$34,133

Mortgage Servicing Advances
In connection with the servicing of loans, the Company’s subservicers make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances, including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances, which are funded by the Company, totaled $24.7 million and $26.1 million and were included in other assets on the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of loans underlying MSR, loans held in consolidated VIEs classified as residential mortgage loans held-for-investment in securitization trusts and loans owned and classified as residential mortgage loans held-for-sale. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	304,515	$68,128,011	280,185	$62,827,975
Residential mortgage loans held-for-investment in securitization trusts	4,489	3,131,499	4,604	3,234,044
Residential mortgage loans held-for-sale	265	40,912	333	49,986
Total serviced mortgage assets	309,269	$71,300,422	285,122	$66,112,005

Note 7. Residential Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
The Company retains subordinated debt and excess servicing rights purchased from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The underlying residential mortgage loans held by the trusts, which are consolidated on the Company’s condensed consolidated balance sheets, are classified as residential mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. The following table presents the carrying value of the Company’s residential mortgage loans held-for-investment in securitization trusts as of March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017	December 31, 2016
Unpaid principal balance	$3,131,499	$3,234,044
Fair value adjustment	50,312	37,273
Carrying value	$3,181,811	$3,271,317

Note 8. Residential Mortgage Loans Held-for-Sale, at Fair Value
Residential mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of a fair value option election. The following table presents the carrying value of the Company’s residential mortgage loans held-for-sale as of March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017	December 31, 2016
Unpaid principal balance	$40,912	$49,986
Fair value adjustment	(8,226)	(9,840)
Carrying value	$32,686	$40,146

Note 9. Cash, Cash Equivalents and Restricted Cash
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the Company’s restricted cash balances as of March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017	December 31, 2016
Restricted cash balances held by trading counterparties:
For securities and loan trading activity	$27,810	$26,310
For derivatives trading activity	218,654	218,896
As restricted collateral for repurchase agreements and Federal Home Loan Bank advances	134,853	162,759
Total restricted cash balances held by trading counterparties	381,317	407,965
Restricted cash balance pursuant to letter of credit on office lease	347	347
Total	$381,664	$408,312

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$405,110	$406,883
Restricted cash	381,664	408,312
Total cash, cash equivalents and restricted cash	$786,774	$815,195

Note 10. Accrued Interest Receivable
The following table presents the Company’s accrued interest receivable by collateral type as of March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017	December 31, 2016
Available-for-sale securities:
Agency
Federal Home Loan Mortgage Corporation	$34,321	$8,914
Federal National Mortgage Association	12,868	25,273
Government National Mortgage Association	3,167	3,068
Non-Agency	2,681	2,705
Total available-for-sale securities	53,037	39,960
Commercial real estate assets	4,440	3,699
Residential mortgage loans held-for-investment in securitization trusts	18,499	18,928
Residential mortgage loans held-for-sale	128	164
Total	$76,104	$62,751

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 11. Derivative Instruments and Hedging Activities
The Company enters into a variety of derivative and non-derivative instruments in connection with its risk management activities. The primary objective for executing these derivative and non-derivative instruments is to mitigate the Company’s economic exposure to future events that are outside its control, principally market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk). Specifically, the Company enters into derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of its floating-rate borrowings into fixed-rate borrowings to more closely match the duration of its assets. This particularly applies to floating-rate borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (i.e., LIBOR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related repurchase agreement or FHLB advance from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration.
To help manage the adverse impact of interest rate changes on the value of the Company’s portfolio as well as its cash flows, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps and total return swaps. In executing on the Company’s current risk management strategy, the Company has entered into interest rate swap and swaption agreements, TBAs, put and call options for TBAs, credit default swaps and total return swaps (based on the Markit IOS Index). The Company has also entered into a number of non-derivative instruments to manage interest rate risk, principally MSR and Agency interest-only securities (see discussion below).
The following summarizes the Company’s significant asset and liability classes, the risk exposure for these classes, and the Company’s risk management activities used to mitigate these risks. The discussion includes both derivative and non-derivative instruments used as part of these risk management activities. Any of the Company’s derivative and non-derivative instruments may be entered into in conjunction with one another in order to mitigate risks. As a result, the following discussions of each type of instrument should be read as a collective representation of the Company’s risk mitigation efforts and should not be considered independent of one another. While the Company uses derivative and non-derivative instruments to achieve the Company’s risk management activities, it is possible that these instruments will not effectively mitigate all or a substantial portion of the Company’s market rate risk. In addition, the Company might elect, at times, not to enter into certain hedging arrangements in order to maintain compliance with REIT requirements.
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
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading instruments as of March 31, 2017 and December 31, 2016.

(in thousands)	March 31, 2017
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$114,290	$698,826	$—	$—
Interest rate swap agreements	129,717	18,052,440	(712)	200,000
Swaptions, net	9,557	2,825,000	(3,831)	1,055,000
TBAs	—	—	(8,103)	993,000
Put and call options for TBAs, net	—	—	(7,003)	1,770,000
Markit IOS total return swaps	—	—	(714)	87,269
Total	$253,564	$21,576,266	$(20,363)	$4,105,269

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(in thousands)	December 31, 2016
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$127,843	$740,844	$—	$—
Interest rate swap agreements	109,531	18,471,063	(495)	1,900,000
Swaptions, net	39,881	825,000	(1,645)	600,000
TBAs	4,294	536,000	(10,344)	953,000
Put and call options for TBAs, net	42,633	1,136,000	—	—
Markit IOS total return swaps	—	—	(17)	90,593
Total	$324,182	$21,708,907	$(12,501)	$3,543,593

Comprehensive Income (Loss) Statement Presentation
The Company has not applied hedge accounting to its current derivative portfolio held to mitigate interest rate risk and credit risk. As a result, the Company is subject to volatility in its earnings due to movement in the unrealized gains and losses associated with its derivative instruments.
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive income (loss):

Trading Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
(in thousands)		Three Months Ended March 31,
		2017	2016
Interest rate risk management
TBAs	(Loss) gain on other derivative instruments	$(13,459)	$25,329
Put and call options for TBAs	(Loss) gain on other derivative instruments	(11,240)	(981)
Interest rate swap agreements - Payers	Gain (loss) on interest rate swap and swaption agreements	27,728	(221,903)
Interest rate swap agreements - Receivers	Gain (loss) on interest rate swap and swaption agreements	2,566	112,674
Swaptions	Gain (loss) on interest rate swap and swaption agreements	(20,367)	(16,255)
Markit IOS total return swaps	(Loss) gain on other derivative instruments	103	(21,724)
Credit risk management
Credit default swaps - Receive protection	(Loss) gain on other derivative instruments	—	409
Non-risk management
Inverse interest-only securities	(Loss) gain on other derivative instruments	(3,268)	12,982
Forward purchase commitments	Gain on residential mortgage loans held-for-sale	—	1,398
Total		$(17,937)	$(108,071)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three months ended March 31, 2017 and 2016, the Company recognized $7.9 million and $6.2 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest and receiving either LIBOR interest or a fixed interest rate on an average $18.7 billion and $15.0 billion notional, respectively.
The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$740,844	$—	$(42,018)	$698,826	$720,886	$—
Interest rate swap agreements	20,371,063	9,052,823	(11,171,446)	18,252,440	18,707,666	51,146
Swaptions, net	225,000	(3,880,000)	(225,000)	(3,880,000)	(1,495,500)	14,885
TBAs, net	(1,489,000)	(3,086,000)	3,582,000	(993,000)	(1,161,433)	(11,406)
Put and call options for TBAs, net	(1,136,000)	1,270,000	1,636,000	1,770,000	(285,533)	38,770
Markit IOS total return swaps	90,593	—	(3,324)	87,269	88,161	—
Total	$18,802,500	$3,356,823	$(6,223,788)	$15,935,535	$16,574,247	$93,395

	Three Months Ended March 31, 2016
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$932,037	$—	$(49,311)	$882,726	$909,378	$—
Interest rate swap agreements	14,268,806	6,837,513	(5,680,806)	15,425,513	14,954,600	32,599
Credit default swaps	125,000	10,000	(10,000)	125,000	126,429	412
Swaptions, net	5,200,000	2,000,000	(2,000,000)	5,200,000	5,216,484	(1,970)
TBAs, net	297,000	4,315,000	(2,975,000)	1,637,000	153,209	18,850
Put and call options for TBAs, net	—	2,000,000	—	2,000,000	82,418	—
Markit IOS total return swaps	889,418	—	(21,273)	868,145	874,735	—
Forward purchase commitments	286,120	383,449	(417,357)	252,212	257,726	566
Total	$21,998,381	$15,545,962	$(11,153,747)	$26,390,596	$22,574,979	$50,457
____________________

(1)	Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Derivative fair value adjustments are reflected within the unrealized loss on interest rate swaps and swaptions, unrealized loss (gain) on other derivative instruments, and gain on residential mortgage loans held-for-sale line items within the operating activities section of the condensed consolidated statements of cash flows. Realized gains and losses on interest rate swap and swaption agreements are reflected within the gain on termination and option expiration of interest rate swaps and swaptions line item within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the (purchases) short sales of other derivative instruments, proceeds from sales (payments for termination) of other derivative instruments, net and decrease in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when mortgage rates decline or increase, depending on the type of investment. Rising mortgage rates generally result in a slowing of refinancing activity, which slows prepayments and results in a decline in the value of the Company’s fixed-rate Agency pools. To mitigate the impact of this risk on the Company’s fixed-rate Agency pool portfolio, the Company maintains a portfolio of fixed-rate interest-only securities and MSR, which increase in value when interest rates increase. As of March 31, 2017 and December 31, 2016, the Company had $67.6 million and $71.1 million, respectively, of interest-only securities, and $747.6 million and $693.8 million, respectively, of MSR in place to economically hedge its RMBS. Interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.
The Company monitors its borrowings under repurchase agreements and FHLB advances, which are generally floating-rate debt, in relation to the rate profile of its portfolio. In connection with its risk management activities, the Company enters into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of its floating-rate borrowings into fixed-rate borrowings to more closely match the duration of its assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (i.e., LIBOR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related repurchase agreement or FHLB advance from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of the Company’s portfolio as well as its cash flows, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on the Company’s current interest rate risk management strategy, the Company has entered into TBAs, put and call options for TBAs, interest rate swap and swaption agreements and Markit IOS total return swaps.
TBAs. At times, the Company may use TBAs as a means of deploying capital until targeted investments are available and to take advantage of temporary displacements in the marketplace. Additionally, the Company may use TBAs independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. TBAs are forward contracts for the purchase (long notional positions) or sale (short notional positions) of Agency RMBS. The issuer, coupon and stated maturity of the Agency RMBS are predetermined as well as the trade price, face amount and future settle date (published each month by the Securities Industry and Financial Markets Association). However, the specific Agency RMBS to be delivered upon settlement is not known at the time of the TBA transaction. As a result, and because physical delivery of the Agency RMBS upon settlement cannot be assured, the Company accounts for TBAs as derivative instruments.
As of March 31, 2017, $1.0 billion of the Company’s short notional TBA positions were held in order to economically hedge portfolio risk. As of December 31, 2016, $1.5 billion of the Company’s long notional TBA positions and $3.0 billion of the Company’s short notional TBA positions were held in order to economically hedge portfolio risk. The Company discloses these positions on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$—	$—	$—	$—	$—
Sale contracts	(993,000)	(1,008,015)	(1,016,118)	—	(8,103)
TBAs, net	$(993,000)	$(1,008,015)	$(1,016,118)	$—	$(8,103)

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

Put and Call Options for TBAs. The Company may use put and call options for TBAs independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of March 31, 2017 and December 31, 2016, the Company had purchased put and call options for TBAs with a notional amount of $4.3 billion and $2.5 billion, and short sold put and call options for TBAs with a notional amount of $2.5 billion and $3.6 billion, respectively. As of March 31, 2017, the last of the options expires in May 2017. The put and call options had a net fair market value of $7.0 million included in derivative liabilities, at fair value, and $42.6 million included in derivative assets, at fair value, on the condensed consolidated balance sheet as of March 31, 2017 and December 31, 2016, respectively.
Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of March 31, 2017 and December 31, 2016, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a three-month LIBOR rate:

(notional in thousands)
March 31, 2017
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate (2)	Weighted Average Maturity (Years) (2)
2017	$1,875,000	0.776%	1.077%	0.45
2018	5,340,000	1.232%	1.102%	1.34
2019	350,000	1.283%	1.039%	2.19
2020	1,460,000	1.481%	1.076%	3.49
2021 and Thereafter	5,064,584	1.907%	1.091%	6.55
Total	$14,089,584	1.413%	1.090%	3.15

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(notional in thousands)
December 31, 2016
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate (2)	Weighted Average Maturity (Years) (2)
2017	$2,375,000	0.765%	0.934%	0.59
2018	5,340,000	1.232%	0.945%	1.59
2019	350,000	1.283%	0.895%	2.44
2020	1,460,000	1.481%	0.920%	3.74
2021 and Thereafter	5,782,063	1.984%	0.955%	6.17
Total	$15,307,063	1.441%	0.943%	3.24
____________________

(1)	Notional amount includes $788.5 million and $777.1 million in forward starting interest rate swaps as of March 31, 2017 and December 31, 2016, respectively.

(2)
Weighted averages exclude forward starting interest rate swaps. As of March 31, 2017 and December 31, 2016, the weighted average fixed pay rate on forward starting interest rate swaps was 1.8% and 2.0%, respectively.

Additionally, as of March 31, 2017 and December 31, 2016, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk whereby the Company pays interest at a three-month LIBOR rate:

(notional in thousands)
March 31, 2017
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2018	$575,000	1.052%	1.440%	1.64
2019	500,000	1.041%	1.042%	1.81
2020	510,000	1.034%	1.580%	3.34
2021 and Thereafter	2,577,856	1.073%	2.173%	6.11
Total	$4,162,856	1.062%	1.863%	4.63

(notional in thousands)
December 31, 2016
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2018	$575,000	0.911%	1.440%	1.89
2019	500,000	0.882%	1.042%	2.06
2020	510,000	0.881%	1.580%	3.59
2021 and Thereafter	3,479,000	0.963%	2.137%	5.52
Total	$5,064,000	0.941%	1.894%	4.57

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Interest Rate Swaptions. The Company may use interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would either pay or receive a fixed rate) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of March 31, 2017 and December 31, 2016, the Company had the following outstanding interest rate swaptions that were utilized as macro-economic hedges:

	March 31, 2017
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$70,947	$30,346	4.59	$6,700,000	2.43%	3M Libor	4.8
Payer	≥ 6 Months	—	8,543	6.37	825,000	2.17%	3M Libor	5.0
Total Payer		$70,947	$38,889	5.18	$7,525,000	2.40%	3M Libor	4.8

Receiver	< 6 Months	$2,685	$2,116	5.13	$1,400,000	3M Libor	1.76%	10.0
Receiver	≥ 6 Months	—	1,788	6.37	600,000	3M Libor	1.82%	5.0
Total Receiver		$2,685	$3,904	5.92	$2,000,000	3M Libor	1.78%	8.5

Sale contracts:
Payer	< 6 Months	$(86,898)	$(4,625)	5.06	$(2,200,000)	3.17%	3M Libor	10.0
Payer	≥ 6 Months	—	(3,403)	6.37	(600,000)	2.42%	3M Libor	5.0
Total Payer		$(86,898)	$(8,028)	5.86	$(2,800,000)	3.01%	3M Libor	8.9

Receiver	< 6 Months	$(20,625)	$(22,724)	3.98	$(9,105,000)	3M Libor	1.90%	5.7
Receiver	≥ 6 Months	(1,600)	(6,315)	6.37	(1,500,000)	3M Libor	1.92%	5.0
Total Receiver		$(22,225)	$(29,039)	4.74	$(10,605,000)	3M Libor	1.90%	5.6

	December 31, 2016
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$29,360	$42,149	1.22	$4,500,000	2.16%	3M Libor	4.8
Payer	≥ 6 Months	13,655	792	6.70	300,000	3.50%	3M Libor	10.0
Total Payer		$43,015	$42,941	1.23	$4,800,000	2.24%	3M Libor	5.1

Sale contracts:
Payer	< 6 Months	$(51,355)	$(1,414)	5.81	$(500,000)	3.40%	3M Libor	10.0
Payer	≥ 6 Months	(29,893)	(938)	6.77	(300,000)	3.50%	3M Libor	10.0
Total Payer		$(81,248)	$(2,352)	6.05	$(800,000)	3.44%	3M Libor	10.0

Receiver	< 6 Months	$—	$(2,353)	2.30	$(3,775,000)	3M Libor	1.19%	4.9
Total Receiver		$—	$(2,353)	2.30	$(3,775,000)	3M Libor	1.19%	4.9

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Markit IOS Total Return Swaps. The Company may use total return swaps (agreements whereby the Company receives or makes payments based on the total return of an underlying instrument or index, such as the Markit IOS Index, in exchange for fixed or floating rate interest payments) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company enters into total return swaps to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our portfolio (referred to as “convexity risk”). Total return swaps based on the Markit IOS Index are intended to synthetically replicate the performance of interest-only securities. The Company had the following total return swap agreements in place at March 31, 2017 and December 31, 2016:

(notional and dollars in thousands)
March 31, 2017
Maturity Date	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain (Loss)
January 12, 2043	$(43,403)	$(386)	$(320)	$(706)
January 12, 2044	(43,866)	(328)	(366)	(694)
Total	$(87,269)	$(714)	$(686)	$(1,400)

(notional and dollars in thousands)
December 31, 2016
Maturity Date	Current Notional Amount	Fair Value	Upfront Payable	Unrealized Gain (Loss)
January 12, 2043	$(45,083)	$(5)	$(320)	$(325)
January 12, 2044	(45,510)	(12)	(366)	(378)
Total	$(90,593)	$(17)	$(686)	$(703)

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
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of March 31, 2017, the fair value of derivative financial instruments as an asset and liability position was $253.6 million and $20.4 million, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company attempts to mitigate its credit risk exposure on derivative financial instruments by limiting its counterparties to banks and financial institutions that meet established credit guidelines. The Company also seeks to spread its credit risk exposure across multiple counterparties in order to reduce its exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty or clearing agency, in the case of centrally cleared interest rate swaps, upon the occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties and clearing agencies, which require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. As of March 31, 2017, the Company had received cash deposits from counterparties of $4.3 million and placed cash deposits of $220.2 million in accounts maintained by counterparties, of which the amounts are netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the Company’s condensed consolidated balance sheets.
Non-Risk Management Activities
The Company has entered into certain financial instruments that are considered derivative contracts under ASC 815 that are not for purposes of hedging. These contracts are currently limited to inverse interest-only RMBS.
Inverse Interest-Only Securities. As of March 31, 2017 and December 31, 2016, inverse interest-only securities with a carrying value of $114.3 million and $127.8 million, including accrued interest receivable of $1.1 million and $1.2 million, respectively, are accounted for as derivative financial instruments in the condensed consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017	December 31, 2016
Face Value	$698,826	$740,844
Unamortized premium	—	—
Unamortized discount
Designated credit reserve	—	—
Net, unamortized	(595,408)	(631,082)
Amortized Cost	103,418	109,762
Gross unrealized gains	11,765	18,389
Gross unrealized losses	(2,021)	(1,552)
Carrying Value	$113,162	$126,599

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 12. Other Assets
Other assets as of March 31, 2017 and December 31, 2016 are summarized in the following table:

(in thousands)	March 31, 2017		December 31, 2016
Property and equipment at cost	$6,481		$6,481
Accumulated depreciation (1)	(4,851)		(4,566)
Net property and equipment	1,630		1,915
Prepaid expenses	1,164		1,406
Income taxes receivable	1,448		1,532
Deferred tax assets, net	55,094	(2)	57,361
Servicing advances	24,681		26,147
Federal Home Loan Bank stock	148,096		167,856
Equity investments	3,000		3,000
Other receivables	34,972		43,653
Total other assets	$270,085		$302,870
____________________

(1)	Depreciation expense for the three months ended March 31, 2017 and 2016 was $0.3 million and $0.3 million, respectively.

(2)	Net of valuation allowance of $4.4 million.

Note 13. Other Liabilities
Other liabilities as of March 31, 2017 and December 31, 2016 are summarized in the following table:

(in thousands)	March 31, 2017	December 31, 2016
Accrued expenses	$20,547	$28,944
Accrued interest payable	40,986	29,505
Income taxes payable	30	—
Other	16,093	21,127
Total other liabilities	$77,656	$79,576

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
Available-for-sale securities. The Company holds a portfolio of AFS securities that are carried at fair value in the condensed consolidated balance sheets and primarily comprised of Agency and non-Agency RMBS. The Company determines the fair value of its Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of its non-Agency RMBS, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its RMBS AFS securities reported at fair value as Level 2 at March 31, 2017. AFS securities account for 80.4% of all assets reported at fair value at March 31, 2017.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the condensed consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing providers. Although MSR transactions are observable in the marketplace, the valuation is based upon cash flow models that include unobservable market data inputs (including prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its MSR as Level 3 fair value assets at March 31, 2017.
Residential mortgage loans held-for-investment in securitization trusts. The Company recognizes on its condensed consolidated balance sheets residential mortgage loans held-for-investment in securitization trusts that are carried at fair value as a result of a fair value option election. An entity is allowed to measure both the financial assets and financial liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the Company’s securitization trusts are considered qualifying CFEs, the Company determines the fair value of these residential mortgage loans based on the fair value of its collateralized borrowings in securitization trusts and its retained interests from the Company’s on-balance sheet securitizations (eliminated in consolidation in accordance with U.S. GAAP), as the fair value of these instruments is more observable. The Company classified 100% of its residential mortgage loans held-for-investment in securitization trusts as Level 2 fair value assets at March 31, 2017.
Residential mortgage loans held-for-sale. The Company holds residential mortgage loans held-for-sale that are carried at fair value in the condensed consolidated balance sheets as a result of a fair value option election. The Company determines fair value of its residential mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 1.5% and 98.5% of its residential mortgage loans held-for-sale as Level 2 and Level 3 fair value assets, respectively, at March 31, 2017.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, swaptions, put and call options for TBAs and U.S. Treasuries, credit default swaps, constant maturity swaps and Markit IOS total return swaps. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, swaptions, put and call options for TBAs and Markit IOS total returns swaps reported at fair value as Level 2 at March 31, 2017.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company may also enter into certain other derivative financial instruments, such as TBAs, short U.S. Treasuries and inverse interest-only securities. These instruments are similar in form to the Company’s AFS securities and the Company utilizes a pricing service to value TBAs and broker quotes to value short U.S. Treasuries and inverse interest-only securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at March 31, 2017. The Company reported 100% of its TBAs as Level 1 as of March 31, 2017. The Company did not hold any short U.S. Treasuries at March 31, 2017.
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
Collateralized borrowings in securitization trusts. The Company recognizes on its condensed consolidated balance sheets collateralized borrowings that are carried at fair value as a result of a fair value option election. In determining the fair value of its collateralized borrowings, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its collateralized borrowings in securitization trusts as Level 2 fair value liabilities at March 31, 2017.
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

	Recurring Fair Value Measurements
	At March 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$17,318,697	$—	$17,318,697
Mortgage servicing rights	—	—	747,580	747,580
Residential mortgage loans held-for-investment in securitization trusts	—	3,181,811	—	3,181,811
Residential mortgage loans held-for-sale	—	487	32,199	32,686
Derivative assets	—	253,564	—	253,564
Total assets	$—	$20,754,559	$779,779	$21,534,338
Liabilities
Collateralized borrowings in securitization trusts	$—	$2,941,990	$—	$2,941,990
Derivative liabilities	8,103	12,260	—	20,363
Total liabilities	$8,103	$2,954,250	$—	$2,962,353

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Recurring Fair Value Measurements
	At December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$13,128,857	$—	$13,128,857
Mortgage servicing rights	—	—	693,815	693,815
Residential mortgage loans held-for-investment in securitization trusts	—	3,271,317	—	3,271,317
Residential mortgage loans held-for-sale	—	925	39,221	40,146
Derivative assets	4,294	319,888	—	324,182
Total assets	$4,294	$16,720,987	$733,036	$17,458,317
Liabilities
Collateralized borrowings in securitization trusts	$—	$3,037,196	$—	$3,037,196
Derivative liabilities	10,344	2,157	—	12,501
Total liabilities	$10,344	$3,039,353	$—	$3,049,697

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2017, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the reconciliation for all of the Company’s Level 3 assets measured at fair value on a recurring basis:

	Level 3 Recurring Fair Value Measurements
	Three Months Ended
	March 31, 2017
(in thousands)	Mortgage Servicing Rights		Residential Mortgage Loans Held-For-Sale
Beginning of period level 3 fair value	$693,815		$39,221
Gains (losses) included in net income (loss):
Realized gains (losses)	(17,747)		1,480
Unrealized (losses) gains	3,182	(1)	27	(3)
Total gains (losses) included in net income (loss)	(14,565)		1,507
Purchases	76,976		437
Sales	(250)		(3,717)
Settlements	(8,396)		(5,249)
Gross transfers into level 3	—		—
Gross transfers out of level 3	—		—
End of period level 3 fair value	$747,580		$32,199
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$3,182	(2)	$277	(4)
___________________

(1)	The change in unrealized gains or losses on MSR was recorded in loss on servicing asset on the condensed consolidated statements of comprehensive income (loss).

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

The Company did not incur transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2017 or 2016. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company also used a third-party pricing provider in the fair value measurement of its Level 3 MSR. The table below presents information about the significant unobservable inputs used by the third-party pricing providers in the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at March 31, 2017:

As of March 31, 2017
Valuation Technique	Unobservable Input (1)	Range			Weighted Average
Discounted cash flow	Constant prepayment speed	8.0	-	10.7%	9.3%
	Delinquency	1.9	-	2.2%	2.0%
	Discount rate	8.3	-	10.8%	9.5%
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
The Company also elected the fair value option for both the residential mortgage loans held-for-investment in securitization trusts and the collateralized borrowings in securitization trusts carried on the condensed consolidated balance sheets. The fair value option was elected to better reflect the economics of the Company’s retained interests. The Company’s policy is to separately record interest income on the fair value elected loans and interest expense on the fair value elected borrowings. Upfront fees and costs are not deferred or capitalized. Fair value adjustments are reported in other income on the condensed consolidated statements of comprehensive income (loss).
The Company elected the fair value option for its residential mortgage loans held-for-sale. The fair value option was elected to mitigate earnings volatility by better matching the accounting for the assets with the related hedges. The mortgage loans are carried within residential mortgage loans held-for-sale on the condensed consolidated balance sheets. The Company’s policy is to separately record interest income on these fair value elected loans. Upfront fees and costs related to the fair value elected loans are not deferred or capitalized. Fair value adjustments are reported in gain on residential mortgage loans held-for-sale on the condensed consolidated statements of comprehensive income (loss). The fair value option is irrevocable once the loan is acquired.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the fair value option elections and information regarding the line items and amounts recognized in the condensed consolidated statements of comprehensive income (loss) for each fair value option-elected item.

	Three Months Ended March 31, 2017
(in thousands)	Interest income (expense)		(Loss) gain on investment securities	Gain on residential mortgage loans held-for-sale	Other income	Total included in net income (loss)	Change in fair value due to credit risk
Assets
Available-for-sale securities	$(1,704)		$2,002	$—	$—	$298	N/A
Residential mortgage loans held-for-investment in securitization trusts	31,628	(1)	—	—	13,039	44,667	—	(2)
Residential mortgage loans held-for-sale	398	(1)	—	1,461	—	1,859	$411	(3)
Liabilities
Collateralized borrowings in securitization trusts	(25,386)		—	—	(6,355)	(31,741)	—	(2)
Total	$4,936		$2,002	$1,461	$6,684	$15,083	$411

	Three Months Ended March 31, 2016
(in thousands)	Interest income (expense)		(Loss) gain on investment securities	Gain on residential mortgage loans held-for-sale	Other income	Total included in net income (loss)	Change in fair value due to credit risk
Assets
Available-for-sale securities	$1		$16	$—	$—	$17	N/A
Residential mortgage loans held-for-investment in securitization trusts	32,771	(1)	—	—	23,555	56,326	—	(2)
Residential mortgage loans held-for-sale	7,202	(1)	—	9,971	—	17,173	$110	(3)
Liabilities
Collateralized borrowings in securitization trusts	(19,359)		—	—	(22,072)	(41,431)	—	(2)
Total	$20,615		$16	$9,971	$1,483	$32,085	$110
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

	March 31, 2017		December 31, 2016
(in thousands)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Residential mortgage loans held-for-investment in securitization trusts
Total loans	$3,131,499	$3,181,811	$3,234,044	$3,271,317
Nonaccrual loans	$2,589	$2,638	$2,373	$2,408
Loans 90+ days past due	$1,829	$1,862	$1,401	$1,419
Residential mortgage loans held-for-sale
Total loans	$40,912	$32,686	$49,986	$40,146
Nonaccrual loans	$21,016	$17,565	$25,445	$21,162
Loans 90+ days past due	$18,507	$15,346	$21,759	$18,203
Collateralized borrowings in securitization trusts
Total borrowings	$2,913,600	$2,941,990	$3,015,162	$3,037,196
____________________

(1)	Excludes accrued interest receivable.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

•
The carrying value of repurchase agreements, FHLB advances and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. As of March 31, 2017, the Company held $215.3 million of repurchase agreements and $3.3 billion of FHLB advances that are considered long-term. The Company’s long-term repurchase agreements and FHLB advances have floating rates based on an index plus a spread and, for members of the FHLB, the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

•
Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price on March 31, 2017. The Company categorizes the fair value measurement of these assets as Level 2.

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities	$17,318,697	$17,318,697	$13,128,857	$13,128,857
Commercial real estate assets	$1,548,603	$1,559,072	$1,412,543	$1,411,733
Mortgage servicing rights	$747,580	$747,580	$693,815	$693,815
Residential mortgage loans held-for-investment in securitization trusts	$3,181,811	$3,181,811	$3,271,317	$3,271,317
Residential mortgage loans held-for-sale	$32,686	$32,686	$40,146	$40,146
Cash and cash equivalents	$405,110	$405,110	$406,883	$406,883
Restricted cash	$381,664	$381,664	$408,312	$408,312
Derivative assets	$253,564	$253,564	$324,182	$324,182
Federal Home Loan Bank stock	$148,096	$148,096	$167,856	$167,856
Equity investments	$3,000	$3,000	$3,000	$3,000
Liabilities
Repurchase agreements	$13,640,720	$13,640,720	$9,316,351	$9,316,351
Collateralized borrowings in securitization trusts	$2,941,990	$2,941,990	$3,037,196	$3,037,196
Federal Home Loan Bank advances	$3,571,762	$3,571,762	$4,000,000	$4,000,000
Revolving credit facilities	$15,000	$15,000	$70,000	$70,000
Convertible senior notes	$282,263	$295,981	$—	$—
Derivative liabilities	$20,363	$20,363	$12,501	$12,501

Note 15. Repurchase Agreements
As of March 31, 2017 and December 31, 2016, the Company had outstanding $13.6 billion and $9.3 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 1.34% and 1.31% and weighted average remaining maturities of 94 and 77 days as of March 31, 2017 and December 31, 2016, respectively.
At March 31, 2017 and December 31, 2016, the repurchase agreement balances were as follows:

(in thousands)	March 31, 2017	December 31, 2016
Short-term	$13,425,455	$9,130,717
Long-term	215,265	185,634
Total	$13,640,720	$9,316,351

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At March 31, 2017 and December 31, 2016, the repurchase agreements had the following characteristics and remaining maturities:

	March 31, 2017
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency RMBS (1)	Agency Derivatives	Commercial Real Estate Assets	Total Amount Outstanding
Within 30 days	$2,487,589	$568,118	$12,618	$21,804	$3,090,129
30 to 59 days	1,897,082	261,631	45,862	27,481	2,232,056
60 to 89 days	2,866,367	126,893	—	—	2,993,260
90 to 119 days	1,743,047	272,694	13,416	—	2,029,157
120 to 364 days	2,490,844	311,795	14,675	263,539	3,080,853
One year and over	—	—	—	215,265	215,265
Total	$11,484,929	$1,541,131	$86,571	$528,089	$13,640,720
Weighted average borrowing rate	1.05%	2.77%	1.91%	3.40%	1.34%

	December 31, 2016
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency RMBS (1)	Agency Derivatives	Commercial Real Estate Assets	Total Amount Outstanding
Within 30 days	$2,511,773	$688,667	$30,672	$21,933	$3,253,045
30 to 59 days	1,786,664	334,590	68,257	28,991	2,218,502
60 to 89 days	1,035,806	89,281	3,307	—	1,128,394
90 to 119 days	1,192,127	251,929	—	—	1,444,056
120 to 364 days	810,552	69,678	—	206,490	1,086,720
One year and over	—	—	—	185,634	185,634
Total	$7,336,922	$1,434,145	$102,236	$443,048	$9,316,351
Weighted average borrowing rate	0.94%	2.60%	1.69%	3.16%	1.31%
____________________

(1)	Includes repurchase agreements collateralized by retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	March 31, 2017	December 31, 2016
Available-for-sale securities, at fair value	$14,053,024	$9,540,849
Commercial real estate assets	756,771	648,885
Net economic interests in consolidated securitization trusts (1)	215,492	211,095
Cash and cash equivalents	15,000	15,000
Restricted cash	134,853	162,759
Due from counterparties	49,671	48,939
Derivative assets, at fair value	112,987	126,341
Total	$15,337,798	$10,753,868
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

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
The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at March 31, 2017 and December 31, 2016:

	March 31, 2017				December 31, 2016
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Barclays Capital Inc.	$1,086,055	$244,005	7%	57	$292,086	$164,315	5%	26
All other counterparties (2)	12,554,665	1,453,753	40%	97	9,024,265	1,271,086	37%	79
Total	$13,640,720	$1,697,758			$9,316,351	$1,435,401
____________________

(1)
Represents the net carrying value of the securities, residential mortgage loans held-for-sale and commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases are not included in the amounts presented above. However, at both March 31, 2017 and December 31, 2016, the Company did not have any such payables.

(2)	Represents amounts outstanding with 23 and 22 counterparties at March 31, 2017 and December 31, 2016, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 16. Collateralized Borrowings in Securitization Trusts, at Fair Value
The Company retains subordinated debt and excess servicing rights purchased from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The debt associated with the underlying residential mortgage loans held by the trusts, which are consolidated on the Company’s condensed consolidated balance sheets, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. As of March 31, 2017 and December 31, 2016, collateralized borrowings in securitization trusts had a carrying value of $2.9 billion and $3.0 billion with a weighted average interest rate of 3.4% and 3.4%, respectively. The stated maturity dates for all collateralized borrowings were more than five years from both March 31, 2017 and December 31, 2016.

Note 17. Federal Home Loan Bank of Des Moines Advances
The Company’s wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of March 31, 2017 and December 31, 2016, TH Insurance had $3.6 billion and $4.0 billion in outstanding secured advances with a weighted average borrowing rate of 1.04% and 0.85%, respectively. As of March 31, 2017, TH Insurance had an additional $30.8 million of available uncommitted capacity for borrowings. TH Insurance had no additional uncommitted capacity to borrow as of December 31, 2016. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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
At March 31, 2017 and December 31, 2016, FHLB advances had the following remaining maturities:

(in thousands)	March 31, 2017	December 31, 2016
≤ 1 year	$223,000	$651,238
> 1 and ≤ 3 years	815,024	815,024
> 3 and ≤ 5 years	—	—
> 5 and ≤ 10 years	—	—
> 10 years	2,533,738	2,533,738
Total	$3,571,762	$4,000,000

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of FHLB advances:

(in thousands)	March 31, 2017	December 31, 2016
Available-for-sale securities, at fair value	$3,096,800	$3,576,481
Commercial real estate assets	728,649	708,989
Net economic interests in consolidated securitization trusts (1)	2,022	2,015
Total	$3,827,471	$4,287,485
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

The FHLB retains the right to mark the underlying collateral for FHLB advances to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral. In addition, as a condition to membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB. At March 31, 2017 and December 31, 2016, the Company had stock in the FHLB totaling $148.1 million and $167.9 million, respectively, which is included in other assets on the condensed consolidated balance sheets. FHLB stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLB. Accordingly, when evaluating FHLB stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of March 31, 2017 and December 31, 2016, the Company had not recognized an impairment charge related to its FHLB stock.

Note 18. Revolving Credit Facilities
To finance MSR, the Company enters into revolving credit facilities collateralized by the value of the MSR pledged. As of March 31, 2017 and December 31, 2016, the Company had outstanding short-term borrowings under revolving credit facilities of $15.0 million and $70.0 million with a weighted average borrowing rate of 4.74% and 4.53% and weighted average remaining maturities of 262 and 306 days, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of March 31, 2017 and December 31, 2016, MSR with a carrying value of $175.4 million and $180.9 million, respectively, was pledged as collateral for the Company’s future payment obligations under its revolving credit facilities. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

Note 19. Convertible Senior Notes
On January 19, 2017, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022, which included $37.5 million aggregate principal amount sold by the Company to the underwriter of the offering pursuant to an overallotment option. The notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in January 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. The notes had an initial conversion rate of 100 shares of common stock per $1,000 principal amount of the notes (equivalent to an initial conversion price of $10.00 per share), which rate was subsequently adjusted during the three months ended March 31, 2017 to 100.1049 shares of common stock per $1,000 principal amount of the notes pursuant to the supplemental indenture governing the notes. The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses payable by the Company. As of March 31, 2017, the outstanding amount due on the convertible senior notes was $282.3 million, net of deferred issuance costs.

Note 20. Stockholders’ Equity
Preferred Stock
On March 14, 2017, the Company issued 5,000,000 shares of 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, in a public offering at a price of $25.00 per share. On March 21, 2017, an additional 750,000 shares were sold by the Company to the underwriters of the offering pursuant to an overallotment option. Holders of the preferred stock are entitled to receive, when and as declared, a dividend at a fixed rate of 8.125% per annum of the $25.00 liquidation preference. On and after April 27, 2027, dividends will accumulate and be payable at a floating rate of three-month LIBOR plus a spread of 5.66% per annum of the $25.00 liquidation preference. The preferred stock ranks senior to the Company’s common stock with respect to the payment of dividends and the distribution of assets upon the voluntary or involuntary liquidation, dissolution or winding up of the Company. Under certain circumstances upon a change of control, the preferred stock is convertible into shares of the Company’s common stock. The preferred stock will not be redeemable before April 27, 2027, except under certain limited circumstances. On or after April 27, 2027, the Company may, at its option, redeem, in whole or in part, at any time or from time to time, the preferred stock at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon (whether or not authorized or declared) up to, but excluding, the redemption date. The net proceeds from the offering were approximately $138.9 million, after deducting underwriting discounts and estimated offering expenses payable by the Company.
Common Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company on its common stock during the three months ended March 31, 2017, and the four immediately preceding quarters:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share
March 14, 2017	March 31, 2017	April 27, 2017	$0.25
December 15, 2016	December 30, 2016	January 27, 2017	$0.24
September 15, 2016	September 30, 2016	October 20, 2016	$0.23
June 16, 2016	June 30, 2016	July 20, 2016	$0.23
March 15, 2016	March 31, 2016	April 21, 2016	$0.23

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. An aggregate of 7.5 million shares of the Company’s common stock were originally reserved for issuance under the plan. As of March 31, 2017, 355,159 shares have been issued under the plan for total proceeds of approximately $3.6 million, of which 11,265 and 14,648 shares were issued for total proceeds of $0.1 million and $0.1 million during the three months ended March 31, 2017 and 2016, respectively.
Share Repurchase Program
The Company’s share repurchase program allows for the repurchase of up to an aggregate of 75,000,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of March 31, 2017, a total of 24,135,000 shares had been repurchased by the Company under the program for an aggregate cost of $200.4 million; of these, 8,020,000 shares were repurchased for a total cost of $61.3 million during the three months ended March 31, 2016, respectively. No shares were repurchased during the three months ended March 31, 2017.
At-the-Market Offering
On May 25, 2012, the Company entered into an equity distribution agreement under which the Company may sell up to an aggregate of 20,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. On May 22, 2015, the Company entered into an amendment to the equity distribution agreement providing that any subsequent offers or sales of the Company’s common stock under the equity distribution agreement shall be made pursuant to a new prospectus supplement, which was filed on the same date. As of March 31, 2017, 7,585,869 shares of common stock have been sold under the equity distribution agreement for total accumulated net proceeds of approximately $77.6 million; however, no shares were sold during the three months ended March 31, 2017 and 2016.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income at March 31, 2017 and December 31, 2016 was as follows:

(in thousands)	March 31, 2017	December 31, 2016
Available-for-sale securities
Unrealized gains	$429,081	$393,555
Unrealized losses	(156,092)	(194,328)
Accumulated other comprehensive income	$272,989	$199,227

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Reclassifications out of Accumulated Other Comprehensive Income
The following table summarizes reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2017 and 2016:

	Affected Line Item in the Condensed Consolidated Statements of Comprehensive Income (Loss)	Amount Reclassified out of Accumulated Other Comprehensive Income
(in thousands)		Three Months Ended March 31,
		2017	2016
Other-than-temporary impairments on AFS securities	Total other-than-temporary impairment losses	$—	$717
Realized gains on sales of certain AFS securities, net of tax	(Loss) gain on investment securities	9,313	(19,126)
Total		$9,313	$(18,409)

Note 21. Equity Incentive Plan
During the three months ended March 31, 2017 and 2016, the Company granted 1,274,572 and 1,677,998 shares of restricted common stock, respectively, to key employees of PRCM Advisers pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $8.74 and $7.33 per share on grant date, based on the closing market price of the Company’s common stock on the NYSE on such date. However, as the cost of these awards is measured at fair value at each reporting date based on the price of the Company’s stock as of period end in accordance with ASC 505, Equity, or ASC 505, the fair value of these awards as of March 31, 2017 was $9.59 per share based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.
The following table summarizes the activity related to restricted common stock for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	2,639,424	$8.59	2,290,609	$10.36
Granted	1,274,572	8.74	1,677,998	7.33
Vested	(942,176)	(8.41)	(414,744)	(9.88)
Forfeited	(25,149)	(9.28)	(16,683)	(8.99)
Outstanding at End of Period	2,946,671	$8.71	3,537,180	$8.99

For the three months ended March 31, 2017 and 2016, the Company recognized compensation costs related to restricted common stock of $4.0 million and $2.9 million, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 22. Income Taxes
For the three months ended March 31, 2017 and 2016, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C-corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
During the three months ended March 31, 2017, the Company’s TRSs recognized a benefit from income taxes of $24.5 million, which was primarily due to realized losses on AFS securities and net losses incurred on derivative instruments held in the Company’s TRSs. During the three months ended March 31, 2016, the Company’s TRSs recognized a provision for income taxes of $5.5 million, which was primarily due to net gains recognized on derivative instruments held in the Company’s TRSs. At March 31, 2017, a $4.4 million valuation allowance was established because the Company determined that it is more likely than not that the associated deferred tax asset will not be realized. At December 31, 2016, the Company had not recorded a valuation allowance for any portion of its deferred tax assets as it did not believe, at a more likely than not level, that any portion of its deferred tax assets would not be realized.
Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements of a contingent tax liability for uncertain tax positions.

Note 23. Earnings Per Share
The following table presents a reconciliation of the earnings (loss) and shares used in calculating basic and diluted earnings (loss) per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in thousands, except share data)	2017	2016
Numerator:
Net income (loss)	$71,985	$(88,930)
Denominator:
Weighted average common shares outstanding	345,653,060	346,197,193
Weighted average restricted stock shares	2,910,870	3,238,822
Basic and diluted weighted average shares outstanding	348,563,930	349,436,015
Basic and Diluted Earnings (Loss) Per Share	$0.21	$(0.25)

Note 24. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with its Management Agreement with PRCM Advisers, the Company incurred $11.5 million and $12.0 million as a management fee to PRCM Advisers for the three months ended March 31, 2017 and 2016, respectively, which represents approximately 1.5% of stockholders’ equity on an annualized basis as defined by the Management Agreement. For purposes of calculating the management fee, stockholders’ equity is adjusted to exclude any common stock repurchases as well as any unrealized gains, losses or other items that do not affect realized net income (loss), among other adjustments, in accordance with the Management Agreement. In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $7.5 million and $6.8 million for the three months ended March 31, 2017 and 2016, respectively.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company recognized $4.0 million and $2.9 million of compensation expense during the three months ended March 31, 2017 and 2016, respectively, related to restricted common stock issued to employees of PRCM Advisers and the Company’s independent directors pursuant to the Plan. See Note 21 - Equity Incentive Plan for additional information.

Note 25. Subsequent Events
Events subsequent to March 31, 2017, were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2016.

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
As opportunities in the residential and commercial mortgage marketplace change, we continue to evolve our business model. From a capital allocation perspective, we expect to continue to increase our allocation towards MSR and commercial real estate assets over time. Additionally, during the three months ended March 31, 2017, we increased our allocation towards Agency RMBS due to attractive market prices. Within our non-Agency RMBS portfolio, we have a substantial emphasis on “legacy” securities, which include securities issued prior to 2009. We also hold “new issue” non-Agency RMBS, which we believe have enabled us to find attractive returns and further diversify our non-Agency RMBS portfolio.
In July 2016, we announced our plan to discontinue our mortgage loan conduit and securitization business. The wind down of this business was completed at the end of 2016, though we currently intend to retain certain subordinated securities from our prior securitization transactions. In addition, we hold a small legacy portfolio of credit sensitive residential mortgage loans, or CSL, which are loans where the borrower has previously experienced payment delinquencies and is more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default on CSL than on newly originated residential mortgage loans.
Within our MSR business, we purchase the right to control the servicing of mortgage loans from high-quality originators. We do not directly service the mortgage loans we acquire, nor the mortgage loans underlying the MSR we acquire; rather, we contract with appropriately licensed third-party subservicers to handle substantially all servicing functions.

We believe our investment model allows management to allocate capital across various sectors within the mortgage market, with a focus on asset selection and the implementation of a relative value investment approach. Our capital allocation decisions factor in the opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, capital allocation reflects management’s flexible approach to investing in the marketplace. The following table provides our capital allocation in each of our investment strategies as of March 31, 2017 and the four immediately preceding period ends:

	As of
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Rates strategy	58%	58%	54%	56%	56%
Credit strategy	27%	27%	31%	31%	33%
Commercial strategy	15%	15%	15%	13%	11%

As our capital allocation shifts, our annualized yields and cost of financing shift. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts (e.g., uncertainty of prepayment speeds, extension risk and credit events).
For the three months ended March 31, 2017, our net yield realized on the portfolio was higher than recent periods. Yields on Agency and non-Agency RMBS, MSR and net economic interests in consolidated securitization trust were generally higher than recent quarters due to purchases of Agency pools at slightly higher yields, continued improvement in legacy non-Agency fundamentals, credit performance and prepayments, lower MSR amortization driven by decreased prepayments and sales of higher-rated retained interests from on-balance sheet securitizations in 2016, respectively. Yields on commercial real estate assets have been relatively consistent. Our cost of financing has increased as a result of increases in borrowing rates offered by counterparties, the addition of revolving credit facilities for financing of mortgage servicing rights and the issuance of convertible senior notes during the three months ended March 31, 2017. The following table provides the average annualized yield on our assets, including Agency and non-Agency RMBS, commercial real estate assets, MSR, residential mortgage loans held-for-investment, net of collateralized borrowings, in securitization trusts, and residential mortgage loans held-for-sale for the three months ended March 31, 2017, and the four immediately preceding quarters:

	Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Average annualized portfolio yield (1)	3.99%	3.54%	3.50%	3.77%	4.58%
Cost of financing (2)	1.52%	1.17%	1.08%	1.18%	1.21%
Net portfolio yield	2.47%	2.37%	2.42%	2.59%	3.37%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

We seek to deploy moderate leverage as part of our investment strategy. We generally finance our RMBS, including retained interests from our previous on-balance sheet securitizations, and commercial real estate assets through short- and long-term borrowings structured as repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. We also finance our MSR through revolving credit facilities. In addition, on January 19, 2017, we closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022, which included $37.5 million aggregate principal amount sold to the underwriter of the offering pursuant to an overallotment option. The notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of our common stock. The notes will mature in January 2022, unless earlier converted or repurchased in accordance with their terms. We do not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. The notes had an initial conversion rate of 100 shares of common stock per $1,000 principal amount of the notes (equivalent to an initial conversion price of $10.00 per share), which rate was subsequently adjusted during the three months ended March 31, 2017 to 100.1049 shares of common stock per $1,000 principal amount of the notes pursuant to the supplemental indenture governing the notes. The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses. The majority of these proceeds were used to help fund our MSR assets, which to date had largely been funded with cash.

Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while non-Agency RMBS, commercial real estate assets and MSR, with less liquidity and/or more exposure to credit risk, utilize lower levels of leverage. We believe the debt-to-equity ratio funding our Agency RMBS, non-Agency RMBS, commercial real estate assets and MSR, which includes any unsecured debt we may use to fund our target assets, is the most meaningful leverage measure as collateralized borrowings on residential mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity. As a result, our debt-to-equity ratio is determined by our portfolio mix as well as many additional factors, including the liquidity of our portfolio, the sustainability and price of our financing, diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. Over the past several quarters, we have generally maintained a debt-to-equity ratio range of 3.0 to 5.0 times to finance our RMBS portfolio, commercial real estate assets, MSR and residential mortgage loans held-for-sale, on a fully deployed capital basis. Our debt-to-equity ratio is directly correlated to the composition of our portfolio; specifically, the higher percentage of Agency RMBS we hold, the higher our debt-to-equity ratio is, while the higher percentage of non-Agency RMBS, commercial real estate assets and MSR we hold, the lower our debt-to-equity ratio is. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from common stock offerings we conduct. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Repurchase Agreements” for further discussion.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2016, under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.
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

Factors Affecting our Operating Results
Our net interest income includes income from our RMBS portfolio, including the amortization of purchase premiums and accretion of purchase discounts, and income from our commercial real estate assets and residential mortgage loans. Net interest income, as well as our servicing income, net of subservicing expenses, will fluctuate primarily as a result of changes in market interest rates, our financing costs and prepayment speeds on our assets. Interest rates, financing costs and prepayment rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results will also be affected by default rates and credit losses with respect to the mortgage loans underlying our non-Agency RMBS and in our commercial real estate and residential mortgage loan portfolios.

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our condensed consolidated balance sheets and statements of comprehensive income (loss) are significantly affected by fluctuations in market prices. At March 31, 2017, approximately 88.7% of our total assets, or $21.5 billion, and approximately 14.3% of our total liabilities, or $3.0 billion, consisted of financial instruments recorded at fair value. See Note 14 - Fair Value to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. Although markets for asset-backed securities, including RMBS, have modestly stabilized since the severe dislocations experienced as a result of the financial crisis, these markets continue to experience volatility and, as a result, our assets and liabilities will be subject to valuation adjustment as well as changes in the inputs we use to measure fair value.
Any temporary change in the fair value of our available-for-sale, or AFS, securities, excluding Agency interest-only mortgage-backed securities and GSE credit risk transfer securities, is recorded as a component of accumulated other comprehensive income and does not impact our earnings. Our reported earnings (loss) for U.S. GAAP purposes, or GAAP net income (loss), is affected, however, by fluctuations in market prices on the remainder of our financial assets and liabilities recorded at fair value. For the three months ended March 31, 2017, the change in unrealized fair value losses on interest rate swap and swaption agreements, which are accounted for as derivative trading instruments under U.S. GAAP, negatively affected our financial results. The change in fair value of interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three months ended March 31, 2017. Our financial results for the three months ended March 31, 2017 were negatively affected by a change in unrealized fair value losses on Agency interest-only mortgage-backed securities and MSR, and positively affected by a change in unrealized fair value gains on net economic interests in consolidated securitization trusts and residential mortgage loans held-for-sale.
For the three months ended March 31, 2016, the change in unrealized fair value losses on interest rate swap and swaption agreements negatively affected our financial results. The change in fair value of the interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three months ended March 31, 2016. Our financial results for the three months ended March 31, 2016 were positively affected by a change in unrealized fair value gains on Agency interest-only mortgage-backed securities and GSE credit risk transfer securities, net economic interests in consolidated securitization trusts and residential mortgage loans held-for-sale, and negatively affected by a change in unrealized fair value losses on MSR.
In addition, our financial results for the three months ended March 31, 2017 and 2016 were affected by the changes in unrealized gains and losses of certain other derivative instruments that were accounted for as trading derivative instruments (i.e., short U.S. Treasuries, TBAs, put and call options for TBAs and U.S. Treasuries, constant maturity swaps, Markit IOS total return swaps, credit default swaps, inverse interest-only securities and forward residential mortgage loan purchase commitments).
We have numerous internal controls in place to help ensure the appropriateness of fair value measurements. Significant fair value measures are subject to detailed analytics and management review and approval. Our entire investment portfolio reported at fair value is priced by third-party brokers and/or by independent pricing providers. We generally receive three or more broker and vendor quotes on pass-through Agency RMBS, and generally receive multiple broker or vendor quotes on all other RMBS instruments, including interest-only Agency RMBS, inverse interest-only Agency RMBS, and non-Agency RMBS. We also typically receive two vendor quotes for the MSR in our investment portfolio. For Agency RMBS, the third-party pricing providers and brokers use pricing models that commonly incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. For non-Agency RMBS, the third-party pricing providers and brokers utilize both observable and unobservable inputs such as pool‑specific characteristics (i.e., loan age, loan size, credit quality of borrowers, vintage, servicer quality), floating rate indices, prepayment and default assumptions, and recent trading of the same or similar securities. For MSR and residential mortgage loans, vendors use pricing models that generally incorporate observable inputs such as principal balance, note rate, geographical location, loan-to-value (LTV) ratios, FICO, appraised value and other loan characteristics, along with observed market yields, securitization economics and trading levels. Additionally for MSR, pricing providers will customarily incorporate loan servicing cost, servicing fee, ancillary income, and earnings rate on escrow as observable inputs. Unobservable or model-driven inputs include forecast cumulative defaults, default curve, forecast loss severity and forecast voluntary prepayment.

We evaluate the prices we receive from both brokers and independent pricing providers by comparing those prices to actual purchase and sale transactions, our internally modeled prices calculated based on market observable rates and credit spreads, and to each other both in current and prior periods. We review and may challenge broker quotes and valuations from third-party pricing providers to ensure that such quotes and valuations are indicative of fair value as a result of this analysis. We then estimate the fair value of each security based upon the median of the final broker quotes received, and we estimate the fair value of MSR based upon the average of prices received from independent providers, subject to internally-established hierarchy and override procedures.
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

Market Conditions and Outlook
The key macroeconomic factors that impact our business are U.S. residential and commercial property prices, national employment rates and the interest rate environment. Home prices increased modestly through the first quarter of 2017 and are expected to gradually appreciate over the next several years. Credit standards remain tight, despite a modest easing in recent periods, and have limited borrowers’ ability to refinance their mortgages notwithstanding low interest rates and government programs that promote refinancing. Employment market conditions remain relatively solid as jobless claims, unemployment and payroll data are showing stability, although underemployment levels remain stubbornly high and new job creation has been disappointing. Other than LTV ratios and cash reserves, we believe employment is the most powerful determinant of homeowners’ ongoing likelihood to pay their mortgages. Home price performance and employment are particularly important to our non-Agency portfolio.
Interest rates stabilized at somewhat higher levels during the first quarter of 2017, following a dramatic increase in the fourth quarter of 2016 in response to the U.S. Presidential and Congressional election. The Trump administration has indicated that it will focus on several issues that could impact interest rates, the U.S. economy and U.S. businesses, including but not limited to tax reform, deregulation, fiscal spending measures and trade. While there is much uncertainty regarding the timing and specifics of any policy changes, any such actions could affect our business. Nevertheless, interest rates remain at historically low levels and that environment is expected to persist in the near term, as the Federal Reserve has reiterated it will take a measured and conservative approach to future interest rate decisions. Additionally, it appears the Federal Reserve will continue to reinvest its mortgage-backed security principal repayments for the foreseeable future.
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

The following table provides the carrying value of our RMBS portfolio by product type:

(dollars in thousands)	March 31, 2017		December 31, 2016
Agency
Fixed Rate	$15,091,463	86.6%	$11,196,011	84.5%
Hybrid ARM	28,422	0.2%	30,463	0.2%
Total Agency	15,119,885	86.7%	11,226,474	84.7%
Agency Derivatives	113,162	0.7%	126,599	1.0%
Non-Agency
Senior	1,410,616	8.1%	1,210,462	9.1%
Mezzanine	784,253	4.5%	687,644	5.2%
Interest-only securities	3,943	—%	4,277	—%
Total Non-Agency	2,198,812	12.6%	1,902,383	14.4%
Total	$17,431,859		$13,255,456

Prepayment speeds and volatility due to interest rates
Our Agency RMBS portfolio is subject to inherent prepayment risk. We seek to offset a portion of our Agency pool exposure to prepayment speeds through our MSR and interest-only Agency RMBS portfolios. Generally, a decline in interest rates that leads to rising prepayment speeds will cause the market value of our interest-only securities and MSR to deteriorate, and our fixed coupon Agency pools to increase. The inverse relationship occurs when interest rates increase and prepayments slow. As previously discussed, despite the Federal Reserve raising rates again in March 2017, the low interest rate environment is expected to persist in the near term. However, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, could cause prepayment speeds to increase on many RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios, including an overall faster prepayment environment.
The following table provides the three-month weighted average constant prepayment rate, or CPR, on our Agency RMBS throughout 2017:

	Three Months Ended
Agency RMBS	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Weighted Average CPR	5.6%	7.1%	9.7%	8.6%

Although we are unable to predict the movement in interest rates in the remainder of 2017 and beyond, our diversified portfolio management strategy is intended to generate attractive yields with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.
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

The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	As of March 31, 2017
(dollars in thousands)	Principal/ Current Face	Carrying Value	% of Agency Portfolio	% Prepayment Protected	Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
3.0-3.5%	$7,004,873	$7,150,375	47.0%	53.2%	3.4%	$7,244,282	6
4.0-4.5%	6,541,925	6,995,384	45.9%	96.2%	4.2%	7,007,743	23
≥ 5%	433,781	486,482	3.2%	100.0%	5.5%	467,479	99
	13,980,579	14,632,241	96.1%	75.3%	3.9%	14,719,504	17
15-Year & Other Fixed	238,329	234,770	1.5%	0.7%	4.7%	232,082	144
Hybrid ARM	26,665	28,422	0.2%	—%	5.0%	28,141	157
Interest-only	3,048,570	224,452	1.5%	—%	2.2%	243,426	66
Agency Derivatives	698,826	113,162	0.7%	—%	5.5%	103,418	155
Total Agency RMBS	$17,992,969	$15,233,047	100.0%	72.4%		$15,326,571

	As of December 31, 2016
(dollars in thousands)	Principal/ Current Face	Carrying Value	% of Agency Portfolio	% Prepayment Protected	Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
3.0-3.5%	$6,652,972	$6,762,130	59.6%	70.5%	3.3%	$6,909,378	5
4.0-4.5%	3,237,989	3,462,866	30.5%	100.0%	4.2%	3,480,181	42
≥ 5%	455,030	511,738	4.5%	100.0%	5.5%	490,706	96
	10,345,991	10,736,734	94.6%	81.4%	3.7%	10,880,265	21
15-Year & Other Fixed	234,949	229,928	2.0%	0.8%	4.6%	227,918	141
Hybrid ARM	28,582	30,463	0.3%	—%	4.9%	30,165	154
Interest-only	2,961,895	229,349	2.0%	—%	2.3%	246,373	39
Agency Derivatives	740,844	126,599	1.1%	—%	5.2%	109,762	152
Total Agency RMBS	$14,312,261	$11,353,073	100.0%	77.0%		$11,494,483

Our non-Agency RMBS yields are expected to increase if prepayment rates on such assets exceed our prepayment assumptions. To the extent that prepayment speeds increase due to macroeconomic factors, we expect to benefit from the ability to recognize the income from the heavily discounted RMBS prices that principally arose from credit or payment default expectations.
The following tables provide discount information on our non-Agency RMBS portfolio:

	As of March 31, 2017
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$1,858,214	$1,053,381	$175,948	$3,087,543
Unamortized discount
Designated credit reserve	(343,811)	(99,045)	—	(442,856)
Unamortized net discount	(410,076)	(254,440)	(171,825)	(836,341)
Amortized Cost	$1,104,327	$699,896	$4,123	$1,808,346

	As of December 31, 2016
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$1,622,604	$924,000	$185,535	$2,732,139
Unamortized discount
Designated credit reserve	(315,009)	(52,428)	—	(367,437)
Unamortized net discount	(377,017)	(250,786)	(181,172)	(808,975)
Amortized Cost	$930,578	$620,786	$4,363	$1,555,727

Credit losses
Although our Agency portfolio is supported by U.S. government agency and federally chartered corporation guarantees of payment of principal and interest, we are exposed to credit risk in our non-Agency RMBS, commercial real estate assets and residential mortgage loans.
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
As of March 31, 2017, we had entered into repurchase agreements with 31 counterparties, 24 of which had outstanding balances at March 31, 2017, including three facilities that provide short-term financing for our commercial real estate collateral with outstanding balances at March 31, 2017. In addition, we held both short- and long-term secured advances from the FHLB, short-term borrowings under revolving credit facilities and long-term unsecured convertible senior notes. As of March 31, 2017, we had a total consolidated debt-to-equity ratio of 5.7:1.0. The debt-to-equity ratio funding our RMBS AFS, commercial real estate assets, MSR and Agency Derivatives only, which includes unsecured borrowings under convertible senior notes, was 4.9:1.0. We believe the debt-to-equity ratio funding our RMBS AFS, commercial real estate assets, MSR and Agency Derivatives is the most meaningful debt-to-equity measure as collateralized borrowings on residential mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity.

As of March 31, 2017, we held $405.1 million in cash and cash equivalents, approximately $2.4 million of unpledged Agency securities and derivatives and $184.8 million of unpledged non-Agency securities and retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP. As a result, we had an overall estimated unused borrowing capacity on our unpledged RMBS and retained interests of approximately $107.2 million. We also held approximately $43.7 million of unpledged mezzanine commercial real estate loans and $19.5 million of unpledged commercial real estate first mortgages, and had an overall estimated unused borrowing capacity on unpledged commercial real estate assets of approximately $42.1 million. As of March 31, 2017, we held approximately $572.2 million of unpledged MSR and had an overall estimated unused borrowing capacity on unpledged MSR of approximately $55.0 million. We also held approximately $32.7 million of unpledged residential mortgage loans held-for-sale, for which we had no unused borrowing capacity. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided or the inability to meet lenders’ eligibility requirements for specific types of asset classes. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than if we carried higher leverage.
We also monitor exposure to our MSR and mortgage loan counterparties. In connection with our previous securitization transactions, we were required to make certain representations and warranties to the investors in the RMBS we issued. We may also be required to make representations and warranties to investors in the loans underlying the MSR we own; however, some of our MSR were purchased on a bifurcated basis, meaning the representation and warranty obligations remain with the seller. If the representations and warranties we make prove to be inaccurate, we may be obligated to repurchase certain mortgage loans, which may impact the profitability of our portfolio. Although we obtain similar representations and warranties from the counterparty from which we acquired the relevant asset, if those representations and warranties do not directly mirror those we make to the investor, or if we are unable to enforce the representations and warranties against the counterparty for a variety of reasons, including the financial condition or insolvency of the counterparty, we may not be able to seek indemnification from our counterparties for any losses attributable to the breach.

Summary of Results of Operations and Financial Condition
Our GAAP net income was $72.0 million ($0.21 per weighted common share) for the three months ended March 31, 2017, as compared to GAAP net loss of $88.9 million ($(0.25) per weighted common share) for the three months ended March 31, 2016.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding Agency interest-only securities and GSE credit risk transfer securities, do not impact our GAAP net income (loss) or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” As a result of this fair value accounting through stockholders’ equity, we expect our net income (loss) to have less significant fluctuations and result in less U.S. GAAP to taxable income timing differences, than if the portfolio were accounted for as trading instruments. For the three months ended March 31, 2017, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $73.7 million. This, combined with GAAP net income of $72.0 million, resulted in comprehensive income of $145.7 million for the three months ended March 31, 2017. For the three months ended March 31, 2016, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $21.3 million. This, combined with GAAP net loss of $88.9 million, resulted in comprehensive loss of $67.6 million for the three months ended March 31, 2016.
On March 14, 2017, we declared a cash dividend of $0.25 per common share. Our book value per common share for U.S. GAAP purposes was $9.91 at March 31, 2017, an increase from $9.78 book value per common share at December 31, 2016. During this three month period, we recognized comprehensive income of $145.7 million, which drove the overall increase in book value, offset by cash dividends declared of $87.2 million.

The following tables present the components of our comprehensive income (loss) for the three months ended March 31, 2017 and 2016:

(in thousands, except share data)	Three Months Ended
Income Statement Data:	March 31,
	2017	2016
Interest income:	(unaudited)
Available-for-sale securities	$135,573	$79,428
Commercial real estate assets	23,570	11,072
Residential mortgage loans held-for-investment in securitization trusts	31,628	32,771
Residential mortgage loans held-for-sale	398	7,202
Cash and cash equivalents	453	290
Total interest income	191,622	130,763
Interest expense:
Repurchase agreements	37,012	16,029
Collateralized borrowings in securitization trusts	25,386	19,359
Federal Home Loan Bank advances	8,793	5,972
Revolving credit facilities	429	—
Convertible senior notes	3,821	—
Total interest expense	75,441	41,360
Net interest income	116,181	89,403
Other-than-temporary impairment losses	—	(717)
Other income (loss):
(Loss) gain on investment securities	(52,352)	29,474
Gain (loss) on interest rate swap and swaption agreements	9,927	(125,484)
(Loss) gain on other derivative instruments	(27,864)	16,015
Servicing income	39,773	34,133
Loss on servicing asset	(14,565)	(101,440)
Gain on residential mortgage loans held-for-sale	1,461	10,803
Other income	8,035	2,827
Total other loss	(35,585)	(133,672)
Expenses:
Management fees	11,470	12,044
Servicing expenses	5,620	7,861
Securitization deal costs	—	3,732
Other operating expenses	16,037	14,856
Restructuring charges	—	—
Total expenses	33,127	38,493
Income (loss) before income taxes	47,469	(83,479)
(Benefit from) provision for income taxes	(24,516)	5,451
Net income (loss)	$71,985	$(88,930)
Basic and diluted earnings (loss) per weighted average common share	$0.21	$(0.25)
Dividends declared per common share	$0.25	$0.23
Basic and diluted weighted average number of shares of common stock outstanding	348,563,930	349,436,015

(in thousands)	Three Months Ended
Income Statement Data:	March 31,
	2017	2016
Comprehensive income (loss):	(unaudited)
Net income (loss)	$71,985	$(88,930)
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	73,762	21,345
Other comprehensive income	73,762	21,345
Comprehensive income (loss)	$145,747	$(67,585)

(in thousands)	March 31, 2017	December 31, 2016
Balance Sheet Data:
	(unaudited)
Available-for-sale securities	$17,318,697	$13,128,857
Total assets	$24,270,844	$20,112,056
Repurchase agreements	$13,640,720	$9,316,351
Federal Home Loan Bank advances	$3,571,762	$4,000,000
Total stockholders’ equity	$3,602,561	$3,401,111

Results of Operations
The following analysis focuses on financial results during the three months ended March 31, 2017 and 2016.
Interest Income
Interest income increased from $130.8 million for the three months ended March 31, 2016 to $191.6 million for the same period in 2017 due to the growth of our RMBS AFS and commercial real estate portfolios, offset by the sale of substantially all of our remaining prime nonconforming residential mortgage loans held-for-sale during the latter half of 2016.
Interest Expense
Interest expense increased from $41.4 million for the three months ended March 31, 2016 to $75.4 million for the same period in 2017 due to increased financing on RMBS AFS and commercial real estate assets due to purchases, increases in the borrowing rates offered by counterparties, increased interest expense on collateralized borrowings due to sales of retained interests from our on-balance sheet securitizations, the addition of revolving credit facilities for financing of mortgage servicing rights and the issuance of convertible senior notes during the three months ended March 31, 2017.

Net Interest Income
The following table presents the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by liability and/or collateral type, and net interest income and average annualized net interest rate spread for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Agency available-for-sale securities	$13,129,586	$98,898	3.0%	$6,614,176	$50,573	3.1%
Non-Agency available-for-sale securities	1,633,602	36,675	9.0%	1,396,312	28,855	8.3%
Commercial real estate assets	1,521,198	23,570	6.2%	691,158	11,072	6.4%
Residential mortgage loans held-for-investment in securitization trusts	3,248,979	31,628	3.9%	3,374,502	32,771	3.9%
Residential mortgage loans held-for-sale	39,882	398	4.0%	704,936	7,202	4.1%
Other		453			290
Total interest income/net asset yield	$19,573,247	$191,622	3.9%	$12,781,084	$130,763	4.1%
Interest-bearing liabilities
Repurchase agreements, FHLB advances and borrowings in securitization trusts collateralized by:
Agency available-for-sale securities	$12,439,130	$29,883	1.0%	$6,268,419	$10,698	0.7%
Non-Agency available-for-sale securities	1,243,044	8,562	2.8%	1,144,305	6,559	2.3%
Commercial real estate assets	1,100,756	6,045	2.2%	338,169	1,396	1.7%
Residential mortgage loans held-for-investment in securitization trusts	3,180,996	26,278	3.3%	3,208,173	21,481	2.7%
Residential mortgage loans held-for-sale	—	—	—%	484,667	820	0.7%
Agency derivatives	92,613	423	1.8%	116,202	406	1.4%
Financing of mortgage servicing rights and other unassignable: (3)
Revolving credit facilities	28,444	429	6.0%	—	—	—%
Convertible senior notes	242,333	3,821	6.3%	—	—	—%
Total interest expense/cost of funds	$18,327,316	75,441	1.6%	$11,559,935	41,360	1.4%
Net interest income/spread (4)		$116,181	2.3%		$89,403	2.7%
____________________

(1)
Average balance represents average amortized cost on AFS securities, commercial real estate assets and Agency Derivatives and average unpaid principal balance, adjusted for purchase price changes, on residential mortgage loans held-for-investment in securitization trusts and residential mortgage loans held-for-sale.

(2)
Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in gain (loss) on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive income (loss). For the three months ended March 31, 2017, our total average cost of funds on the assets assigned as collateral for borrowings shown in the table above, including interest spread expense associated with interest rate swaps, was 1.9%, compared to 1.7% for the same period in 2016.

(3)	Yields on mortgage servicing rights not shown as these assets do not earn interest.

(4)
Net interest spread does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in gain (loss) on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive income (loss). For the three months ended March 31, 2017, our total average net interest rate spread on the assets and liabilities shown in the table above, including interest spread expense associated with interest rate swaps, was 2.1%, compared to 2.5% for the same period in 2016.

The decrease in yields on Agency AFS securities for the three months ended March 31, 2017, as compared to the same period in 2016, was predominantly driven by purchases, specifically generic and specified pools, with lower yields during the latter portion of 2016. The increase in cost of funds associated with the financing of Agency AFS securities for the three months ended March 31, 2017, as compared to the same period in 2016, was the result of increases in the borrowing rates offered by counterparties.

The increase in yields on non-Agency RMBS for the three months ended March 31, 2017, as compared to the same period in 2016, was due to continued improvement in legacy non-Agency fundamentals, credit performance and prepayments. The increase in cost of funds associated with the financing of non-Agency AFS securities for the three months ended March 31, 2017, as compared to the same period in 2016, was the result of increases in the borrowing rates offered by counterparties.
The decrease in yields on commercial real estate assets for the three months ended March 31, 2017, as compared to the same period in 2016, was predominantly driven by an increase in the proportion of first mortgages held in the portfolio (relative to mezzanine commercial real estate loans) resulting from the origination of a higher proportion of first mortgages during the latter portion of 2016 and the three months ended March 31, 2017. The increase in cost of funds on commercial real estate assets for the three months ended March 31, 2017, as compared to the same period in 2016, was primarily the result of increases in borrowing rates and secondarily the result of an increase in the proportion of total borrowings financed through repurchase agreements (relative to FHLB advances).
Yields on residential mortgage loans held-for-investment in securitization trusts for the three months ended March 31, 2017 were generally consistent with those for the same period in 2016. The increase in cost of funds associated with the financing of residential mortgage loans held-for-investment in securitization trusts for the three months ended March 31, 2017, as compared to the same period in 2016, was primarily the result of the sale of retained interests from our on-balance sheet securitizations in 2016, thereby increasing the amount of collateralized borrowings in securitization trusts.
The decrease in yields on residential mortgage loans held-for-sale for the three months ended March 31, 2017, as compared to the same period in 2016, was due to the sale of substantially all of our remaining prime nonconforming residential mortgage loans held-for-sale during the latter half of 2016. We did not have any financing of residential mortgage loans held-for-sale in place for the three months ended March 31, 2017.
The increase in cost of funds associated with the financing of Agency Derivatives for the three months ended March 31, 2017, as compared to the same period in 2016, was the result of increases in the borrowing rates offered by counterparties.
We did not have any financing of mortgage servicing rights in place for the three months ended March 31, 2016.
Our convertible senior notes were issued in January 2017, are unsecured and pay interest semiannually at a rate of 6.25% per annum.
The following table presents the components of the yield earned by investment type on our RMBS AFS portfolio as a percentage of our average amortized cost of securities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	3.9%	3.5%	3.9%	4.5%	3.5%	4.3%
Net (premium amortization) discount accretion	(0.9)%	5.5%	(0.2)%	(1.4)%	4.8%	(0.3)%
Net yield (2)	3.0%	9.0%	3.7%	3.1%	8.3%	4.0%
____________________

(1)
Excludes Agency Derivatives. For the three months ended March 31, 2017, the average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.1%, compared to 3.3% for the same period in 2016.

(2)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. We did not record an other-than-temporary credit impairment during the three months ended March 31, 2017. During the three months ended March 31, 2016, we recorded $0.7 million in other-than-temporary credit impairments on three non-Agency RMBS where the future expected cash flows for each security were less than its amortized cost. For further information about evaluating AFS securities for OTTI, refer to Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements.
(Loss) Gain on Investment Securities
During the three months ended March 31, 2017, we sold AFS securities for $2.4 billion with an amortized cost of $2.5 billion for net realized losses of $50.4 million. During the three months ended March 31, 2016, we sold AFS securities for $2.3 billion with an amortized cost of $2.2 billion for net realized gains of $21.7 million. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that we believe have higher risk-adjusted returns.

For the three months ended March 31, 2017 and 2016, Agency interest-only mortgage-backed securities and GSE credit risk transfer securities experienced a change in unrealized losses of $1.9 million and gains of $7.8 million, respectively. The increase in change in unrealized losses (decrease in gains) for the three months ended March 31, 2017, as compared to the same period in 2016, was predominantly driven by higher prepayment expectations on Agency interest-only mortgage-backed securities.
Gain (Loss) on Interest Rate Swap and Swaption Agreements
For the three months ended March 31, 2017 and 2016, we recognized $7.9 million and $6.2 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest and receiving either LIBOR interest or a fixed interest rate on an average $18.7 billion and $15.0 billion notional, respectively, held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk.
During the three months ended March 31, 2017 and 2016, we terminated, had agreements mature or had options expire on 32 and 25 interest rate swap and swaption positions of $18.9 billion and $8.7 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $7.2 million and received $0.5 million in full settlement of our net interest spread liability and recognized $66.0 million and $30.6 million in realized gains on the swaps and swaptions for the three months ended March 31, 2017 and 2016, respectively, including early termination penalties. We elected to terminate certain swaps and swaptions during these periods to align with our investment portfolio.
Also included in our financial results for the three months ended March 31, 2017 and 2016, was the recognition of a change in unrealized valuation losses of $48.2 million and $149.9 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. The change in fair value of interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three months ended March 31, 2017 and 2016. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive income, net of tax, or to (loss) gain on investment securities, in the case of Agency interest-only securities.
The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Net interest spread	$(7,904)	$(6,190)
Early termination, agreement maturation and option expiration gains	66,031	30,629
Change in unrealized loss on interest rate swap and swaption agreements, at fair value	(48,200)	(149,923)
Gain (loss) on interest rate swap and swaption agreements	$9,927	$(125,484)

(Loss) Gain on Other Derivative Instruments
Included in our financial results for the three months ended March 31, 2017 and 2016, was the recognition of $27.9 million in losses and $16.0 million of gains, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, put and call options for TBAs, Markit IOS total return swaps, credit default swaps and inverse interest-only securities. Included within these results for the three months ended March 31, 2017 and 2016, was the recognition of $3.8 million and $5.9 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $105.2 million and $134.4 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. As these derivative instruments are considered trading instruments, our financial results include both realized and unrealized gains (losses) associated with these instruments. Since our derivative instruments are generally used for purposes of hedging our interest rate and credit risk exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our RMBS AFS and residential mortgage loan portfolios.
Servicing Income
For the three months ended March 31, 2017 and 2016, we recognized total servicing income of $39.8 million and $34.1 million, respectively. These amounts include servicing fee income of $38.5 million and $33.1 million, ancillary fee income of $0.1 million and $0.5 million, and float income of $1.1 million and $0.5 million, respectively. The increase in servicing income for the three months ended March 31, 2017, as compared to the same period in 2016, was the result of an increase in the size of our MSR portfolio.

Loss on Servicing Asset
For the three months ended March 31, 2017 and 2016, loss on servicing asset of $14.6 million and $101.4 million, respectively, includes a decrease in fair value of MSR due to realization of cash flows (runoff) of $18.0 million and $17.1 million, respectively, and an increase in fair value of MSR due to changes in valuation inputs or assumptions of $3.2 million and a decrease in fair value of MSR due to changes in valuation inputs or assumptions of $84.4 million, respectively. Additionally, we recognized gains on sales of MSR of $0.3 million for the three months ended March 31, 2017. The decrease in loss on servicing asset for the three months ended March 31, 2017, as compared to the same period in 2016, was predominantly driven by a decrease in prepayment speed assumptions, offset by portfolio runoff during the three months ended March 31, 2017.
Gain on Residential Mortgage Loans Held-for-Sale
For the three months ended March 31, 2017 and 2016, we recorded gains of $1.5 million and $10.8 million, respectively, on residential mortgage loans held-for-sale. The decrease in gains on residential mortgage loans held-for-sale during the three months ended March 31, 2017, as compared to the same period in 2016, was due to the sale of substantially all of our prime nonconforming residential mortgage loans held-for-sale during the latter half of 2016.
Other Income
For the three months ended March 31, 2017 and 2016, we recorded other income of $8.0 million and $2.8 million, which includes $13.0 million and $23.6 million in gains on residential mortgage loans held-for-investment in securitization trusts and $6.4 million and $22.1 million in losses, respectively, on collateralized borrowings in securitization trusts. Also included in other (loss) income for the three months ended March 31, 2017 and 2016 was dividend income on our FHLB stock of $1.4 million and $1.3 million, respectively. The increase in other income for the three months ended March 31, 2017, as compared to the same period in 2016, was driven by increases in interest rates during the three months ended March 31, 2017.
Management Fees
We incurred management fees of $11.5 million for the three months ended March 31, 2017 and $12.0 million for the three months ended March 31, 2016, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement. See further discussion of the management fee calculation in Note 24 - Related Party Transactions of the notes to the condensed consolidated financial statements.
Servicing Expenses
For the three months ended March 31, 2017 and 2016, we recognized $5.6 million and $7.9 million, respectively, in servicing expenses generally related to the subservicing of MSR, commercial real estate assets and residential mortgage loans. Included in servicing expenses was a decrease in the MSR representation and warranty reserve of $2.8 million for the three months ended March 31, 2017, compared to MSR representation and warranty reserve expense of $0.5 million for the same period in 2016. The decrease in servicing expenses during the three months ended March 31, 2017, as compared to the same period in 2016, was the result of the decrease in the MSR representation and warranty reserve due to a refinement of the reserve method and a higher concentration of MSR purchased on a bifurcated basis (meaning the representation and warranty obligations remain with the seller), offset by an increase in the size of our MSR and commercial real estate portfolios.
Securitization Deal Costs
Due to the discontinuation of our mortgage loan conduit and securitization business, we did not record any securitization deal costs related to the sponsoring of securitization trusts during the three months ended March 31, 2017. For the three months ended March 31, 2016, we recognized net upfront securitization deal costs of $3.7 million. These costs are included when evaluating the economics of a securitization; however, the election of the fair value option for the assets and liabilities held in the securitization trusts requires the expense to be recognized upfront on the condensed consolidated statements of comprehensive income (loss). We do not expect to incur securitization deal costs going forward.
Other Operating Expenses
For the three months ended March 31, 2017 and 2016, we recognized $16.0 million and $14.9 million of other operating expenses, which represents an annualized expense ratio of 1.8% and 1.7% of average common equity, respectively. The increase of our operating expense ratio resulted primarily from an increase in compensation expense related to restricted common stock due to a higher average share price during the three months ended March 31, 2017, as compared to the same period in 2016.

Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three months ended March 31, 2017 and 2016, these direct and allocated costs totaled approximately $7.5 million and $6.8 million, respectively. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer and general counsel of $1.1 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement; we do not reimburse PRCM Advisers for any expenses related to the compensation of our chief executive officer or chief investment officer. Equity based compensation expense for the three months ended March 31, 2017 and 2016 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Company’s Second Restated 2009 Equity Incentive Plan, or the Plan (see discussion in Note 21 - Equity Incentive Plan), including our chief executive officer, chief investment officer, principal financial officer and general counsel of $2.2 million and $1.6 million, respectively.
We have direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services, technology and certain office lease payments, but most of our expenses with third-party vendors are paid directly by us.
Income Taxes
During the three months ended March 31, 2017, our TRSs recognized a benefit from income taxes of $24.5 million, which was primarily due to realized losses on AFS securities and net losses incurred on derivative instruments held in the TRSs, offset by a valuation allowance on deferred tax assets established during the three months ended March 31, 2017. During the three months ended March 31, 2016, our TRSs recognized a provision for income taxes of $5.5 million, which was primarily due to net gains recognized on derivative instruments held in the TRSs. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.

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
The table below summarizes certain characteristics of our Agency RMBS AFS securities at March 31, 2017:

	March 31, 2017
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities
Fixed	$14,218,908	$732,678	$14,951,586	$66,056	$(150,631)	$14,867,011	3.89%	$105.78
Hybrid ARM	26,665	1,476	28,141	557	(276)	28,422	4.97%	$108.31
Total P&I Securities	14,245,573	734,154	14,979,727	66,613	(150,907)	14,895,433	3.89%	$105.88
Interest-only securities
Fixed	390,104	(330,045)	60,059	4,528	(933)	63,654	3.82%	$17.33
Fixed Other (1)	2,658,466	(2,475,099)	183,367	10,130	(32,699)	160,798	1.59%	$8.90
Total	$17,294,143	$(2,070,990)	$15,223,153	$81,271	$(184,539)	$15,119,885
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

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of March 31, 2017, on an annualized basis, was 5.5%.

The following table summarizes the number of months until the next reset for our floating or adjustable rate Agency RMBS AFS mortgage portfolio at March 31, 2017:

(in thousands)	March 31, 2017
0-12 months	$28,129
13-36 months	293
Total	$28,422

Non-Agency RMBS
Our non-Agency RMBS portfolio is comprised of senior and mezzanine tranches of mortgage-backed securities, and excludes the retained interests from our on-balance sheet securitizations, as they are eliminated in consolidation in accordance with U.S. GAAP. The following table provides investment information on our non-Agency RMBS as of March 31, 2017:

	As of March 31, 2017
(in thousands)	Principal/current face	Accretable purchase discount	Credit reserve purchase discount	Amortized cost	Unrealized gain	Unrealized loss	Carrying value
Principal and interest securities
Senior	$1,858,214	$(410,076)	$(343,811)	$1,104,327	$308,315	$(2,026)	$1,410,616
Mezzanine	1,053,381	(254,440)	(99,045)	699,896	87,242	(2,885)	784,253
Total P&I Securities	2,911,595	(664,516)	(442,856)	1,804,223	395,557	(4,911)	2,194,869
Interest-only securities	175,948	(171,825)	—	4,123	95	(275)	3,943
Total	$3,087,543	$(836,341)	$(442,856)	$1,808,346	$395,652	$(5,186)	$2,198,812

The majority of our non-Agency RMBS were rated at March 31, 2017. Note that credit ratings are based on the par value of the non-Agency RMBS, whereas the distressed non-Agency RMBS assets in our portfolio were acquired at heavily discounted prices. The following table summarizes the credit ratings of our non-Agency RMBS portfolio, based on the Bloomberg Index Rating, a composite of each of the four major credit rating agencies (i.e., DBRS Ltd., Moody’s Investors Services, Inc., Standard & Poor’s Corporation and Fitch, Inc.), as of March 31, 2017:

March 31, 2017
AAA	—%
AA	—%
A	0.1%
BBB	2.7%
BB	2.1%
B	2.9%
Below B	80.6%
Not rated	11.6%
Total	100.0%

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

Due to acquisitions of “legacy” non-Agency RMBS, our designated credit reserve as a percentage of total discount and total face value increased slightly from March 31, 2016 to March 31, 2017 (as disclosed in Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements). When focused on principal and interest securities, from March 31, 2016 to March 31, 2017, our designated credit reserve as a percentage of total discount increased from 36.9% to 40.0% and our designated credit reserve as a percentage of total face value increased from 14.4% to 15.2%.
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
The following tables present certain information by investment type and, if applicable, their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at March 31, 2017:

	At March 31, 2017
Non-Agency Principal and Interest (P&I) RMBS	Senior	Mezzanine	Total P&I RMBS
Carrying Value (in thousands)	$1,410,616	$784,253	$2,194,869
% of Non-Agency Portfolio	64.3%	35.7%	100.0%
Average Purchase Price (1)	$55.95	$65.84	$59.48
Average Coupon	2.8%	2.1%	2.5%
Average Fixed Coupon	5.6%	3.6%	4.6%
Average Floating Coupon	2.4%	1.7%	2.2%
Average Hybrid Coupon	5.2%	3.2%	4.2%
Collateral Attributes
Average Loan Age (months)	127	136	133
Average Loan Size (in thousands)	$360	$338	$363
Average Original Loan-to-Value	70.4%	69.6%	72.1%
Average Original FICO (2)	633	598	640
Current Performance
60+ day delinquencies	23.9%	21.0%	23.6%
Average Credit Enhancement (3)	9.3%	17.9%	12.3%
3-Month CPR (4)	6.0%	8.1%	6.7%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total non-Agency RMBS, excluding our non-Agency interest-only portfolio, would be $53.20, $63.52 and $56.93, respectively, at March 31, 2017.

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

	March 31, 2017
(dollars in thousands)	Senior		Mezzanine		Total P&I RMBS
Collateral Type	Carrying Value	% of Senior Portfolio	Carrying Value	% of Mezzanine Portfolio	Carrying Value	% of Non-Agency Portfolio
Prime	$32,209	2.3%	$15,444	2.0%	$47,653	2.2%
Alt-A	86,492	6.1%	81,341	10.4%	167,833	7.7%
POA	92,637	6.6%	92,662	11.8%	185,299	8.4%
Subprime	1,186,512	84.1%	436,471	55.6%	1,622,983	73.9%
Other	12,766	0.9%	158,335	20.2%	171,101	7.8%
Total	$1,410,616	100.0%	$784,253	100.0%	$2,194,869	100.0%

	March 31, 2017
(dollars in thousands)	Senior		Mezzanine		Total P&I RMBS
Coupon Type	Carrying Value	% of Senior Portfolio	Carrying Value	% of Mezzanine Portfolio	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$145,001	10.3%	$155,118	19.8%	$300,119	13.7%
Hybrid or Floating	1,265,615	89.7%	629,135	80.2%	1,894,750	86.3%
Total	$1,410,616	100.0%	$784,253	100.0%	$2,194,869	100.0%

	March 31, 2017
(dollars in thousands)	Senior		Mezzanine		Total P&I RMBS
Origination Year	Carrying Value	% of Senior Portfolio	Carrying Value	% of Mezzanine Portfolio	Carrying Value	% of Non-Agency Portfolio
2006 and Thereafter	$1,250,351	88.7%	$390,333	49.8%	$1,640,684	74.7%
2002-2005	155,633	11.0%	392,514	50.0%	548,147	25.0%
Pre-2002	4,632	0.3%	1,406	0.2%	6,038	0.3%
Total	$1,410,616	100.0%	$784,253	100.0%	$2,194,869	100.0%

Commercial Real Estate Assets
We originate and purchase commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as commercial real estate assets on the condensed consolidated balance sheets. Additionally, we are the sole certificate holder of a trust entity that holds a commercial real estate loan. The underlying loan held by the trust is consolidated on our condensed consolidated balance sheet and classified as commercial real estate assets. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the trust. Commercial real estate assets are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the assets are deemed impaired.
The following tables summarize our commercial real estate assets by asset type, property type and geographic location as of March 31, 2017:

	March 31, 2017
(dollars in thousands)	Mezzanine Loans	First Mortgages	B-Notes	Total
Unpaid principal balance	$135,364	$1,409,678	$14,979	$1,560,021
Unamortized (discount) premium	(14)	(181)	—	(195)
Unamortized net deferred origination fees	(111)	(11,112)	—	(11,223)
Carrying value	$135,239	$1,398,385	$14,979	$1,548,603
Unfunded commitments	$1,580	$180,295	$—	$181,875
Number of loans	6	33	1	40
Weighted average coupon	8.8%	5.3%	8.0%	5.6%
Weighted average years to maturity (1)	2.2	2.7	9.8	2.7
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

(in thousands)	March 31, 2017
Property Type	Carrying Value	% of Commercial Portfolio
Retail	$246,000	15.9%
Hotel	107,193	6.9%
Industrial	144,116	9.3%
Multifamily	264,197	17.1%
Office	787,097	50.8%
Total	$1,548,603	100.0%

(in thousands)	March 31, 2017
Geographic Location	Carrying Value	% of Commercial Portfolio
West	$305,731	19.7%
Southeast	291,433	18.8%
Southwest	289,686	18.7%
Northeast	582,351	37.6%
Midwest	79,402	5.1%
Total	$1,548,603	99.9%

Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae, Freddie Mac and Ginnie Mae to own and manage MSR, which represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions for the loans underlying our MSR. As of March 31, 2017, our MSR had a fair market value of $747.6 million.
As of March 31, 2017, our MSR portfolio included MSR on 304,515 loans with an unpaid principal balance of approximately $68.1 billion. During 2016, we sold substantially all of our Ginnie Mae MSR portfolio. The following table summarizes certain characteristics of the loans underlying our MSR at March 31, 2017:

	At March 31, 2017
	Government FHA (1)	Government VA/USDA (1)	Conventional (2)	Total
Unpaid principal balance (in thousands)	$76,186	$4,114	$68,047,711	$68,128,011
Number of loans	539	21	303,955	304,515
Average Coupon	4.1%	4.1%	3.9%	3.9%
Average Loan Age (months)	90	76	25	25
Average Loan Size (in thousands)	$141	$196	$224	$224
Average Original Loan-to-Value	92.6%	101.1%	73.1%	73.1%
Average Original FICO	649	659	756	755
60+ day delinquencies	17.0%	30.8%	0.2%	0.2%
3-Month CPR	5.5%	0.3%	7.0%	7.0%
____________________

(1)	Includes loans issued by Ginnie Mae.

(2)	Includes loans issued by Fannie Mae, Freddie Mac or private investors.

Residential Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
We retain subordinated debt and excess servicing rights purchased from securitization trusts sponsored by either third parties or our subsidiaries. The underlying residential mortgage loans held by the trusts, which are consolidated on our condensed consolidated balance sheets, are classified as residential mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the condensed consolidated financial statements for additional information regarding consolidation of the securitization trusts. As of March 31, 2017, residential mortgage loans held-for-investment in securitization trusts had a carrying value of $3.2 billion.
Residential Mortgage Loans Held-for-Sale, at Fair Value
As of March 31, 2017, we held prime nonconforming residential mortgage loans with a carrying value of $0.5 million. In July 2016, we announced our plan to discontinue our mortgage loan conduit and securitization business. During the remainder of 2016, all remaining commitments to purchase mortgage loans were funded, an additional securitization transaction was completed and substantially all of the remaining prime nonconforming residential loans were sold through whole loan sale transactions. The wind down process was completed at the end of 2016.
We also hold a small legacy portfolio of CSL, which are loans where the borrower has previously experienced payment delinquencies and is more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default than on newly originated residential mortgage loans. As of March 31, 2017, we held CSL with a carrying value of $9.3 million.
Additionally, as the owner of MSR on loans from securitizations guaranteed by Ginnie Mae, we are obligated to purchase these loans from time to time in order to complete modifications on the mortgage loans or to convey foreclosed properties to HUD. We also have the option to buy out delinquent mortgages in order to better control loss mitigation activities. As of March 31, 2017, we held Ginnie Mae buyout residential mortgage loans with a carrying value of $22.9 million. During 2016, we sold substantially all of our Ginnie Mae MSR portfolio. As such, we anticipate this balance will continue to decline.
The following table presents our residential mortgage loans held-for-sale portfolio by loan type as of March 31, 2017:

	March 31, 2017
(in thousands)	Unpaid Principal Balance	Fair Value - Purchase Price	Fair Value - Unrealized	Carrying Value
Prime nonconforming residential mortgage loans	$475	$—	$12	$487
Credit sensitive residential mortgage loans	15,041	(4,091)	(1,613)	9,337
Ginnie Mae buyout residential mortgage loans	25,396	(1,300)	(1,234)	22,862
Residential mortgage loans held-for-sale	$40,912	$(5,391)	$(2,835)	$32,686

Financing
Our borrowings consist primarily of repurchase agreements, FHLB advances and revolving credit facilities collateralized by our pledge of AFS securities, derivative instruments, commercial real estate assets, MSR and certain cash balances. Substantially all of our Agency RMBS are currently pledged as collateral, and the majority of our non-Agency RMBS and commercial real estate assets have been pledged, either through repurchase agreements or FHLB advances. Additionally, on January 19, 2017, we closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022, which included $37.5 million aggregate principal amount sold to the underwriter of the offering pursuant to an overallotment option. The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses. The majority of these proceeds were used to help fund our MSR assets, which to date had largely been funded with cash.

At March 31, 2017, borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes had the following characteristics:

(dollars in thousands)	March 31, 2017
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$14,445,388	1.05%	5.0%
Non-Agency RMBS (1)	1,542,764	2.77%	29.1%
Agency Derivatives	86,571	1.91%	26.7%
Commercial real estate assets	1,137,759	2.13%	22.5%
Mortgage servicing rights	15,000	4.74%	35.0%
Other (2)	282,263	6.25%	NA
Total	$17,509,745	1.28%	8.4%
____________________

(1)	Includes repurchase agreements and FHLB advances collateralized by retained interests from our on-balance sheet securitizations which are eliminated in consolidation in accordance with U.S. GAAP.

(2)	Includes unsecured convertible senior notes.

As of March 31, 2017, we had outstanding $13.6 billion of repurchase agreements, and the term to maturity ranged from three days to over 35 months. Repurchase agreements had a weighted average borrowing rate of 1.3% and weighted average remaining maturities of 94 days as of March 31, 2017.
As of March 31, 2017, we had outstanding $3.6 billion of FHLB advances with a weighted average term to maturity of of 161 months, ranging from 17 days to over 18 years. The weighted average cost of funds for our advances was 1.04% at March 31, 2017.
As of March 31, 2017, we had outstanding $15.0 million of short-term borrowings under revolving credit facilities with a weighted average borrowing rate of 4.74% and weighted average remaining maturities of 262 days.
As of March 31, 2017, the outstanding amount due on convertible senior notes was $282.3 million, net of deferred issuance costs. These notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and mature in January 2022.
As of March 31, 2017, the debt-to-equity ratio funding our RMBS AFS, commercial real estate assets, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 4.9:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes for the three months ended March 31, 2017, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average (1)	End of Period Balance (1)	Maximum Balance of Any Month-End (1)	End of Period Total Borrowings to Equity Ratio
For the Three Months Ended March 31, 2017	$15,297,535	$17,509,745	$17,509,745	4.9:1.0
For the Three Months Ended December 31, 2016	$14,492,271	$13,386,351	$15,636,929	3.9:1.0
For the Three Months Ended September 30, 2016	$14,098,192	$14,667,373	$14,667,373	4.2:1.0
For the Three Months Ended June 30, 2016	$12,303,996	$13,669,848	$13,669,848	4.0:1.0
For the Three Months Ended March 31, 2016	$9,292,057	$10,189,852	$10,189,852	3.0:1.0
____________________

(1)	Includes borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes and excludes collateralized borrowings in securitization trusts.

Collateralized Borrowings in Securitization Trusts, at Fair Value
We retain subordinated debt and excess servicing rights purchased from securitization trusts sponsored by either third parties or our subsidiaries. The underlying debt held by the trusts, which is consolidated on our condensed consolidated balance sheets, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the condensed consolidated financial statements for additional information regarding consolidation of the securitization trusts. As of March 31, 2017, collateralized borrowings in securitization trusts had a carrying value of $2.9 billion with a weighted average interest rate of 3.4%. The stated maturity dates for all collateralized borrowings were greater than five years from March 31, 2017.
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
The following table presents the carrying value and coupon of our net economic interests in consolidated securitization trusts and certain attributes of the underlying collateral as of March 31, 2017:

March 31, 2017
Carrying Value (in thousands)	$235,736
Average Coupon	2.9%
Collateral Attributes
Average Loan Age (months)	26
Average Loan Size (in thousands)	$808
Average Original Loan-to-Value	65.1%
Average Original FICO	772
Current Performance
60+ day delinquencies	0.06%

The following table summarizes the carrying values and credit ratings of our net economic interests in consolidated securitization trusts, based on a composite of credit ratings received from DBRS Ltd., Standard & Poor’s Corporation and/or Fitch, Inc. upon issuance of the securities, as of March 31, 2017:

	March 31, 2017
(dollars in thousands)	Carrying Value	% of Retained Portfolio
AAA	$32,367	13.7%
AA	35,955	15.2%
A	27,143	11.5%
BBB	44,445	18.9%
BB	32,909	14.0%
B	—	—%
Below B	—	—%
Not rated	62,917	26.7%
Total	$235,736	100.0%

Equity
As of March 31, 2017, our stockholders’ equity was $3.6 billion and our common book value per share was $9.91. As of December 31, 2016, our stockholders’ equity was $3.4 billion and our common book value per share was $9.78.
The following table provides details of our changes in stockholders’ equity from December 31, 2016 to March 31, 2017:

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders' equity at December 31, 2016	$3,401.1	347.7	$9.78
Reconciliation of non-GAAP measures to GAAP net income and Comprehensive income:
Core Earnings, net of tax benefit of $0.2 million ⁽¹⁾	95.0
Realized gains and losses, net of tax benefit of $0.1 million	42.4
Unrealized mark-to-market gains and losses, net of tax benefit of $24.2 million	(65.4)
GAAP net income	72.0
Other comprehensive income, net of tax	73.7
Comprehensive income	145.7
Dividend declaration	(87.2)
Other	4.0	1.2
Balance before capital transactions	3,463.6	348.9
Preferred stock issuance costs	(4.9)
Issuance of common stock, net of offering costs	0.1	—
Common stockholders' equity at March 31, 2017	$3,458.8	348.9	$9.91
Series A preferred stock liquidation preference	143.8
Total stockholders' equity at March 31, 2017	$3,602.6
____________________

(1)
Core Earnings is a non-U.S. GAAP measure that we define as Comprehensive Income (Loss), excluding “realized gains and losses” (impairment losses, realized gains or losses on the aggregate portfolio, reserve expense for representation and warranty obligations on MSR, certain upfront costs related to securitization transactions and restructuring charges) and “unrealized mark-to-market gains and losses” (unrealized gains and losses on the aggregate portfolio). As defined, Core Earnings includes interest income or expense and premium income or loss on derivative instruments and servicing income, net of estimated amortization on MSR. Beginning with this reporting period, Core Earnings also excludes non-cash compensation expense related to restricted common stock, as we believe this adjustment will provide a better reflection of our cash earnings power. We believe the presentation of Core Earnings provides investors greater transparency into our period-over-period financial performance and facilitates comparisons to peer REITs.

Issuance of Preferred Stock
On March 14, 2017, we issued 5,000,000 shares of 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, in a public offering at a price of $25.00 per share. On March 21, 2017, an additional 750,000 shares were sold to the underwriters of the offering pursuant to an overallotment option. Holders of the preferred stock are entitled to receive, when and as declared, a dividend at a fixed rate of 8.125% per annum of the $25.00 liquidation preference. On and after April 27, 2027, dividends will accumulate and be payable at a floating rate of three-month LIBOR plus a spread of 5.66% per annum of the $25.00 liquidation preference. The preferred stock ranks senior to our common stock with respect to the payment of dividends and the distribution of assets upon the voluntary or involuntary liquidation, dissolution or winding up of the company. Under certain circumstances upon a change of control, the preferred stock is convertible into shares of our common stock. The preferred stock will not be redeemable before April 27, 2027, except under certain limited circumstances. On or after April 27, 2027, the Company may, at its option, redeem, in whole or in part, at any time or from time to time, the preferred stock at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon (whether or not authorized or declared) up to, but excluding, the redemption date. The net proceeds from the offering were approximately $138.9 million, after deducting underwriting discounts and estimated offering expenses payable by us.

Liquidity and Capital Resources
Our liquidity and capital resources are managed and forecast on a daily basis. We believe this ensures that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls, and that we have the flexibility to manage our portfolio to take advantage of market opportunities.
Our principal sources of cash consist of borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes, payments of principal and interest we receive on our target assets, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our repurchase agreements, FHLB advances and revolving credit facilities, to purchase our target assets, to make dividend payments on our capital stock, and to fund our operations.
To the extent that we raise additional equity capital through capital market transactions, we anticipate using cash proceeds from such transactions to purchase additional RMBS, MSR, commercial real estate assets and other target assets and for other general corporate purposes.
As of March 31, 2017, we held $405.1 million in cash and cash equivalents available to support our operations; $23.1 billion of AFS securities, commercial real estate assets, MSR, residential mortgage loans held-for-investment in securitization trusts, residential mortgage loans held-for-sale and derivative assets held at fair value; and $20.5 billion of outstanding debt in the form of repurchase agreements, FHLB advances, borrowings under revolving credit facilities, convertible senior notes and collateralized borrowings in securitization trusts. During the three months ended March 31, 2017, our total consolidated debt-to-equity ratio increased from 4.8:1.0 to 5.7:1.0. The debt-to-equity ratio funding our AFS securities, commercial real estate assets, MSR and Agency Derivatives only, which includes unsecured borrowings under convertible senior notes, also increased from 3.9:1.0 to 4.9:1.0, predominantly driven by the purchase of and increased financing on Agency RMBS and commercial real estate assets as well as the issuance of convertible senior notes. We believe the debt-to-equity ratio funding our AFS securities, commercial real estate assets, MSR and Agency Derivatives is the most meaningful debt-to-equity measure as collateralized borrowings on residential mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity.
As of March 31, 2017, we held approximately $2.4 million of unpledged Agency RMBS AFS and Agency Derivatives and $184.8 million of unpledged non-Agency securities and retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP. As a result, we had an overall estimated unused borrowing capacity on unpledged RMBS and retained interests of approximately $107.2 million. We also held approximately $43.7 million of unpledged mezzanine commercial real estate loans and $19.5 million of unpledged commercial real estate first mortgages, and had an overall estimated unused borrowing capacity on unpledged commercial real estate assets of approximately $42.1 million. As of March 31, 2017, we held approximately $572.2 million of unpledged MSR and had an overall estimated unused borrowing capacity on unpledged MSR of approximately $55.0 million. We also held approximately $32.7 million of unpledged residential mortgage loans held-for-sale, for which we had no unused borrowing capacity. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the three months ended March 31, 2017, we did not experience any restrictions to our funding sources, although balance sheet capacity of counterparties have tightened due to compliance with the Basel III regulatory capital reform rules as well as management of perceived risk in the volatile interest rate environment. We expect ongoing sources of financing to be primarily repurchase agreements, FHLB advances, revolving credit facilities, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of March 31, 2017, we had master repurchase agreements in place with 31 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

The following table summarizes our repurchase agreements and counterparty geographical concentration at March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$6,701,810	$1,030,361	60.7%	$4,916,309	$965,621	67.3%
Europe (2)	4,695,565	521,815	30.7%	2,617,372	355,060	24.7%
Asia (2)	2,243,345	145,582	8.6%	1,782,670	114,720	8.0%
Total	$13,640,720	$1,697,758	100.0%	$9,316,351	$1,435,401	100.0%
____________________

(1)
Represents the net carrying value of the securities and commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases are not included in the amounts presented above. However, at both March 31, 2017 and December 31, 2016, the Company did not have any such payables.

(2)	Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

In addition to our master repurchase agreements to fund our RMBS and commercial real estate assets, we have three facilities that provide short- and long-term financing for our commercial real estate assets and two revolving credit facilities that provide short-term financing for our MSR portfolio. An overview of the facilities is presented in the table below:

(dollars in thousands)
As of March 31, 2017
Expiration Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
December 3, 2017	No	$192,742	$57,258	$250,000	Commercial real estate assets
February 18, 2020	No	$215,265	$184,735	$400,000	Commercial real estate assets
November 1, 2017	No	$70,797	$124,203	$195,000	Commercial real estate assets
September 1, 2017	No	$—	$30,000	$30,000	Mortgage servicing rights
December 18, 2017	No	$15,000	$25,000	$40,000	Mortgage servicing rights
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

Our wholly owned subsidiary, TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of March 31, 2017, TH Insurance had $3.6 billion in outstanding secured advances with a weighted average borrowing rate of 1.04%, and an additional $30.8 million of available uncommitted capacity for borrowings. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of March 31, 2017:

•
Total indebtedness to net worth must be less than the specified threshold ratio in the repurchase agreement. As of March 31, 2017, our debt to net worth, as defined, was 5.7:1.0 while our threshold ratio, as defined, was 6.0:1.0.

•
Liquidity must be greater than the sum of 1.5% of indebtedness related to Agency securities and 5.0% of total indebtedness, excluding indebtedness related to Agency securities. As of March 31, 2017, this sum was $352.8 million while our liquidity, as defined, was $1.0 billion.

•
Net worth must be greater than the sum of $1.75 billion plus 40% of the aggregate net cash proceeds of any additional equity issuances made and capital contributions received, which calculates to $1.8 billion. As of March 31, 2017, our net worth, as defined, was $3.6 billion.

•	Interest coverage must not be less than 2.0:1.0. As of March 31, 2017, our interest coverage ratio, as defined, was 2.6:1.0.
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

(in thousands)	March 31, 2017	December 31, 2016
Available-for-sale securities, at fair value	$17,149,824	$13,117,330
Commercial real estate assets	1,485,420	1,357,874
Mortgage servicing rights, at fair value	175,390	180,948
Net economic interests in consolidated securitization trusts (1)	217,514	213,110
Cash and cash equivalents	15,000	15,000
Restricted cash	134,853	162,759
Due from counterparties	49,671	48,939
Derivative assets, at fair value	112,987	126,341
Total	$19,340,659	$15,222,301
____________________

(1)	Includes the retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

Although we generally intend to hold our target assets as long-term investments, we may sell certain of our assets in order to manage our interest rate risk and liquidity needs, to meet other operating objectives and to adapt to market conditions. Our RMBS are generally actively traded and thus, in most circumstances, readily liquid. However, certain of our assets, including commercial real estate assets, MSR and residential mortgage loans, are subject to longer trade timelines, and, as a result, market conditions could significantly and adversely affect the liquidity of our assets. Any illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. Our ability to quickly sell certain assets, such as commercial real estate assets, MSR and residential mortgage loans, may be limited by delays encountered while obtaining certain regulatory approvals required for such dispositions and may be further limited by delays due to the time period needed for negotiating transaction documents, conducting diligence, and complying with regulatory requirements regarding the transfer of such assets before settlement may occur. Consequently, even if we identify a buyer for our commercial real estate assets, MSR and residential mortgage loans, there is no assurance that we would be able to quickly sell such assets if the need or desire arises.
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

The following table provides the maturities of our repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes as of March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017	December 31, 2016
Within 30 days	$3,150,129	$3,286,783
30 to 59 days	2,395,056	2,376,002
60 to 89 days	2,993,260	1,365,394
90 to 119 days	2,029,157	1,504,056
120 to 364 days	3,095,853	1,319,720
One to three years	1,030,289	1,000,658
Three to five years	282,263	—
Five to ten years	—	—
Ten years and over	2,533,738	2,533,738
Total	$17,509,745	$13,386,351

For the three months ended March 31, 2017, our restricted and unrestricted cash balance decreased approximately $28.4 million to $786.8 million at March 31, 2017. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the three months ended March 31, 2017, operating activities increased our cash balances by approximately $162.3 million, primarily driven by our financial results for the quarter.

•
Cash flows from investing activities. For the three months ended March 31, 2017, investing activities decreased our cash balances by approximately $4.3 billion, primarily driven by purchases, net of sales, of AFS securities.

•
Cash flows from financing activities. For the three months ended March 31, 2017, financing activities increased our cash balance by approximately $4.1 billion, primarily driven by proceeds from repurchase agreements due to purchases of AFS securities.

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

We may enter into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of our floating-rate borrowings into fixed-rate borrowings to more closely match the duration of our assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (i.e., LIBOR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related repurchase agreement or FHLB advance from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of our portfolio as well as our cash flows, we may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on the Company’s current interest rate risk management strategy, the Company has entered into TBAs, put and call options for TBAs, interest rate swap and swaption agreements and Markit IOS total return swaps. In addition, because MSR are negative duration assets, they provide a natural hedge to interest rate exposure on our RMBS portfolio. In hedging interest rate risk, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets, improve risk-adjusted returns and, where possible, obtain a favorable spread between the yield on our assets and the cost of our financing.
Income of a REIT arising from “clearly identified” hedging transactions that are entered into to manage the risk of interest rate or price changes with respect to borrowings, including gain from the disposition of such hedging transactions, to the extent the hedging transactions hedge indebtedness incurred, or to be incurred, by the REIT to acquire or carry real estate assets, will not be treated as gross income for purposes of the either the 75% or the 95% gross income tests. In general, for a hedging transaction to be “clearly identified,” (i) it must be identified as a hedging transaction before the end of the day on which it is acquired, originated, or entered into; and (ii) the items of risks being hedged must be identified “substantially contemporaneously” with entering into the hedging transaction (generally not more than 35 days after entering into the hedging transaction). We intend to structure any hedging transactions in a manner that does not jeopardize our qualification as a REIT, although this determination depends on an analysis of the facts and circumstances concerning each hedging transaction. We also implement part of our hedging strategy through our TRSs, which are subject to U.S. federal, state and, if applicable, local income tax.
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
The following table provides the indices of our variable rate RMBS, commercial real estate assets and residential mortgage loans held-for-sale of March 31, 2017 and December 31, 2016, respectively, based on carrying value (dollars in thousands).

	As of March 31, 2017				As of December 31, 2016
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$12,838	$22,260	$35,098	1%	$13,188	$23,953	$37,141	1%
LIBOR	3,505,679	12,355	3,518,034	97%	3,043,945	13,086	3,057,031	96%
Other (2)	52,041	30,111	82,152	2%	45,880	41,760	87,640	3%
Total	$3,570,558	$64,726	$3,635,284	100%	$3,103,013	$78,799	$3,181,812	100%
____________________

(1)	“Hybrid” amounts reflect those assets with greater than twelve months to reset.

(2)	“Other” includes COFI, MTA and other indices.

Our analysis of risks is based on PRCM Advisers’ and its affiliates’ experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM Advisers may produce results that differ significantly from the estimates and assumptions used in our models.

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at March 31, 2017.
All changes in value are measured as the change from the March 31, 2017 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities	$640,833	$369,197	$(417,527)	$(879,534)
As a % of March 31, 2017 equity	17.8%	10.2%	(11.6)%	(24.4)%
Commercial real estate assets	$153	$76	$(288)	$(577)
As a % of March 31, 2017 equity	—%	—%	—%	—%
Mortgage servicing rights	$(178,019)	$(63,760)	$41,648	$70,394
As a % of March 31, 2017 equity	(4.9)%	(1.8)%	1.2%	1.9%
Residential mortgage loans held-for-investment in securitization trusts	$112,538	$66,544	$(81,223)	$(166,361)
As a % of March 31, 2017 equity	3.1%	1.8%	(2.3)%	(4.6)%
Residential mortgage loans held-for-sale	$396	$110	$(215)	$(714)
As a % of March 31, 2017 equity	—%	—%	—%	—%
Derivatives, net	$(709,659)	$(321,825)	$283,974	$622,334
As a % of March 31, 2017 equity	(19.7)%	(8.9)%	7.9%	17.3%
Repurchase Agreements	$(29,136)	$(14,580)	$14,580	$29,161
As a % of March 31, 2017 equity	(0.8)%	(0.4)%	0.4%	0.8%
Collateralized borrowings in securitization trusts	$(112,244)	$(62,795)	$83,433	$163,486
As a % of March 31, 2017 equity	(3.1)%	(1.7)%	2.3%	4.5%
Federal Home Loan Bank advances	$(3,598)	$(1,808)	$1,808	$3,615
As a % of March 31, 2017 equity	(0.1)%	—%	0.1%	0.1%
Revolving credit facilities	$(6)	$(3)	$3	$6
As a % of March 31, 2017 equity	—%	—%	—%	—%
Total Net Assets	$(278,742)	$(28,844)	$(73,807)	$(158,190)
As a % of March 31, 2017 total assets	(1.1)%	(0.1)%	(0.3)%	(0.7)%
As a % of March 31, 2017 equity	(7.7)%	(0.8)%	(2.0)%	(4.4)%
	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$33,824	$14,863	$(14,804)	$(29,609)
% change in net interest income	9.4%	4.1%	(4.1)%	(8.2)%

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
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2017. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.

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
Given the low interest rate environment at March 31, 2017, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency RMBS purchased at a premium, interest-only securities and MSR, and accretion of discount on our Agency and non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
Real estate risk. Both residential and commercial property values are subject to volatility and may be affected adversely by a number of factors, including national, regional and local economic conditions; local real estate conditions (such as an oversupply of housing); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and natural disasters and other catastrophes. Decreases in property values reduce the value of the collateral for commercial real estate and residential mortgage loans and the potential proceeds available to borrowers to repay the loans, which could cause us to suffer losses on our non-Agency RMBS investments and commercial real estate and residential mortgage loans.

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
Credit Risk
We believe that our investment strategy will generally keep our risk of credit losses low to moderate. However, we retain the risk of potential credit losses on all of the loans underlying our non-Agency RMBS and on our commercial real estate and residential mortgage loans. With respect to our non-Agency RMBS that are senior in the credit structure, credit support contained in RMBS deal structures provide a level of protection from losses. We seek to manage the remaining credit risk through our pre-acquisition due diligence process, which includes comprehensive underwriting, and by factoring assumed credit losses into the purchase prices we pay for non-Agency RMBS and commercial real estate and residential mortgage assets. In addition, with respect to any particular target asset, we evaluate relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral. We further mitigate credit risk in our commercial real estate and and residential mortgage loan portfolios through (i) selecting servicers whose specialties are well matched against the underlying attributes of the borrowers contained in the loan pools, and (ii) an actively managed internal servicer oversight and surveillance program. At times, we enter into credit default swaps or other derivative instruments in an attempt to manage our credit risk. Nevertheless, unanticipated credit losses could adversely affect our operating results.

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
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward-Looking Statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in the Form 10-K, or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
Any future offerings of our securities could dilute our existing stockholders and may rank senior for purposes of dividend and liquidating distributions.
In order to grow our business, we may rely on additional issuances of securities which may rank senior and/or be dilutive to the holders of our common stock. For example, in January 2017, we completed an offering of senior unsecured notes due January 2022 that are convertible into shares of our common stock at the election of the noteholder. In addition, in March 2017, we completed the issuance of Series A fixed-to-floating rate cumulative redeemable preferred stock that may be converted into shares of our common stock upon the occurrence of a change of control. Any conversion of our notes or shares of preferred stock into shares of our common stock will dilute the interests of our common stockholders. In addition, upon liquidation, holders of our debt and preferred stock securities would receive a distribution of our available assets before holders of our common shares.
In the future, we may again elect to raise capital through the issuance of convertible or non-convertible debt or equity securities. Upon liquidation, holders of our debt securities and preferred stock, and lenders with respect to other borrowings, will be entitled to our available assets prior to the holders of our common stock. Convertible debt and convertible preferred stock may have anti-dilution provisions which are unfavorable to our common stockholders. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Any preferred stock could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to our stockholders or favorable conversion rights. Sales of substantial amounts of our common stock or the sale of securities which have rights and preferences that are superior to our common stock, or the perception that these sales could occur, may have a material adverse effect on the price of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their holdings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)The Company’s share repurchase program allows for the repurchase of up to an aggregate of 75,000,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of March 31, 2017, we had repurchased 24,135,000 shares under the program for a total cost of $200.4 million. We did not repurchase shares during the three months ended March 31, 2017.

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

3.3
Articles Supplementary to the Articles of Amendment to the Articles of Amendment and Restatement of Two Harbors Investment Corp. designating the shares of 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-A filed with the SEC on March 13, 2017).

3.4	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101
Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the three months ended March 31, 2017, filed with the SEC on May 4, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	May 4, 2017	By:	/s/ Thomas E. Siering
Thomas E. Siering Chief Executive Officer, President and Director (Principal Executive Officer)
Dated:	May 4, 2017	By:	/s/ Brad Farrell
Brad Farrell Chief Financial Officer and Treasurer (Principal Financial Officer)
Dated:	May 4, 2017	By:	/s/ Mary Riskey
Mary Riskey Chief Accounting Officer (Principal Accounting Officer)