Form 10-Q
period 2017-06-30
TWO HARBORS INVESTMENT CORP.
filed 2017-08-08
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2017

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
As of August 7, 2017 there were 348,972,325 shares of outstanding common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Available-for-sale securities, at fair value	$16,427,710	$13,128,857
Commercial real estate assets	1,782,749	1,412,543
Mortgage servicing rights, at fair value	898,025	693,815
Residential mortgage loans held-for-investment in securitization trusts, at fair value	3,120,410	3,271,317
Residential mortgage loans held-for-sale, at fair value	31,946	40,146
Cash and cash equivalents	651,707	406,883
Restricted cash	249,728	408,312
Accrued interest receivable	74,156	62,751
Due from counterparties	39,618	60,380
Derivative assets, at fair value	240,502	324,182
Other assets	264,482	302,870
Total Assets (1)	$23,781,033	$20,112,056
LIABILITIES AND EQUITY
Liabilities
Repurchase agreements	$13,316,881	$9,316,351
Collateralized borrowings in securitization trusts, at fair value	2,880,301	3,037,196
Federal Home Loan Bank advances	3,238,762	4,000,000
Revolving credit facilities	40,000	70,000
Convertible senior notes	282,290	—
Derivative liabilities, at fair value	2,580	12,501
Due to counterparties	36,858	111,884
Dividends payable	95,049	83,437
Other liabilities	104,203	79,576
Total Liabilities (1)	19,996,924	16,710,945
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized and 5,750,000 and 0 shares issued and outstanding, respectively (liquidation preference of $143,750)	138,872	—
Common stock, par value $0.01 per share; 900,000,000 shares authorized and 348,977,215 and 347,652,326 shares issued and outstanding, respectively	3,490	3,477
Additional paid-in capital	3,654,653	3,659,973
Accumulated other comprehensive income	354,617	199,227
Cumulative earnings	2,118,636	2,038,033
Cumulative distributions to stockholders	(2,681,847)	(2,499,599)
Total Stockholders’ Equity	3,588,421	3,401,111
Noncontrolling interest	195,688	—
Total Equity	3,784,109	3,401,111
Total Liabilities and Equity	$23,781,033	$20,112,056
____________________

(1)
The condensed consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Two Harbors Investment Corp. At June 30, 2017 and December 31, 2016, assets of the VIEs totaled $3,184,374 and $3,336,292, and liabilities of the VIEs totaled $2,900,344 and $3,058,278, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income:	(unaudited)		(unaudited)
Available-for-sale securities	$150,166	$101,512	$285,739	$180,940
Commercial real estate assets	25,840	13,300	49,410	24,372
Residential mortgage loans held-for-investment in securitization trusts	30,826	34,499	62,454	67,270
Residential mortgage loans held-for-sale	503	4,960	901	12,162
Cash and cash equivalents	1,226	505	1,679	795
Total interest income	208,561	154,776	400,183	285,539
Interest expense:
Repurchase agreements	49,299	22,697	86,311	38,726
Collateralized borrowings in securitization trusts	24,843	25,184	50,229	44,543
Federal Home Loan Bank advances	11,444	6,088	20,237	12,060
Revolving credit facilities	597	—	1,026	—
Convertible senior notes	4,591	—	8,412	—
Total interest expense	90,774	53,969	166,215	95,329
Net interest income	117,787	100,807	233,968	190,210
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(429)	(90)	(429)	(807)
Other income (loss):
Gain (loss) on investment securities	31,249	8,331	(21,103)	37,805
Loss on interest rate swap and swaption agreements	(76,710)	(12,708)	(66,783)	(138,192)
Loss on other derivative instruments	(19,540)	(48,051)	(47,404)	(32,036)
Servicing income	51,308	35,816	91,081	69,949
Loss on servicing asset	(46,630)	(76,535)	(61,195)	(177,975)
Gain on residential mortgage loans held-for-sale	333	7,734	1,794	18,537
Other income (loss)	2,793	(9,561)	10,828	(6,734)
Total other loss	(57,197)	(94,974)	(92,782)	(228,646)
Expenses:
Management fees	11,772	11,837	23,242	23,881
Servicing expenses	11,603	7,576	17,223	15,437
Securitization deal costs	—	429	—	4,161
Other operating expenses	19,371	17,644	35,408	32,500
Total expenses	42,746	37,486	75,873	75,979
Income (loss) before income taxes	17,415	(31,743)	64,884	(115,222)
Provision for (benefit from) income taxes	8,757	(14,762)	(15,759)	(9,311)
Net income (loss)	8,658	(16,981)	80,643	(105,911)
Net income attributable to noncontrolling interest	40	—	40	—
Net income (loss) attributable to Two Harbors Investment Corp.	8,618	(16,981)	80,603	(105,911)
Dividends on preferred stock	4,285	—	4,285	—
Net income (loss) attributable to common stockholders	$4,333	$(16,981)	$76,318	$(105,911)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME, continued
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Basic and diluted earnings (loss) per weighted average common share	$0.01	$(0.05)	$0.22	$(0.30)
Dividends declared per common share	$0.26	$0.23	$0.51	$0.46
Basic and diluted weighted average number of shares of common stock outstanding	348,946,335	347,597,955	348,756,189	348,516,985
Comprehensive income:
Net income (loss)	$8,658	$(16,981)	$80,643	$(105,911)
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	81,628	139,291	155,390	160,636
Other comprehensive income	81,628	139,291	155,390	160,636
Comprehensive income	90,286	122,310	236,033	54,725
Comprehensive income attributable to noncontrolling interest	42	—	42	—
Comprehensive income attributable to Two Harbors Investment Corp.	90,244	122,310	235,991	54,725
Dividends on preferred stock	4,285	—	4,285	—
Comprehensive income attributable to common stockholders	$85,959	$122,310	$231,706	$54,725
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Series A Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
					(unaudited)
Balance, December 31, 2015	—	$—	353,906,807	$3,539	$3,705,519	$359,061	$1,684,755	$(2,176,313)	$3,576,561	$—	$3,576,561
Net loss	—	—	—	—	—	—	(105,911)	—	(105,911)	—	(105,911)
Other comprehensive income before reclassifications, net of tax	—	—	—	—	—	184,085	—	—	184,085	—	184,085
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—	—	(23,449)	—	—	(23,449)	—	(23,449)
Net other comprehensive income, net of tax	—	—	—	—	—	160,636	—	—	160,636	—	160,636
Issuance of common stock, net of offering costs	—	—	29,143	—	227	—	—	—	227	—	227
Repurchase of common stock	—	—	(8,020,000)	(80)	(61,227)	—	—	—	(61,307)	—	(61,307)
Common dividends declared	—	—	—	—	—	—	—	(159,892)	(159,892)	—	(159,892)
Non-cash equity award compensation	—	—	1,705,435	17	7,737	—	—	—	7,754	—	7,754
Balance, June 30, 2016	—	$—	347,621,385	$3,476	$3,652,256	$519,697	$1,578,844	$(2,336,205)	$3,418,068	$—	$3,418,068

Balance, December 31, 2016	—	$—	347,652,326	$3,477	$3,659,973	$199,227	$2,038,033	$(2,499,599)	$3,401,111	$—	$3,401,111
Net income	—	—	—	—	—	—	80,603	—	80,603	40	80,643
Other comprehensive income before reclassifications, net of tax	—	—	—	—	—	151,789	—	—	151,789	2	151,791
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—	—	3,595	—	—	3,595	—	3,595
Net other comprehensive income, net of tax	—	—	—	—	—	155,384	—	—	155,384	2	155,386
Issuance of Granite Point Mortgage Trust Inc. stock, net of offering costs	—	—	—	—	(13,777)	6	—	—	(13,771)	195,646	181,875
Issuance of preferred stock, net of offering costs	5,750,000	138,872	—	—	—	—	—	—	138,872	—	138,872
Issuance of common stock, net of offering costs	—	—	26,438	—	256	—	—	—	256	—	256
Preferred dividends declared	—	—	—	—	—	—	—	(4,285)	(4,285)	—	(4,285)
Common dividends declared	—	—	—	—	—	—	—	(177,963)	(177,963)	—	(177,963)
Non-cash equity award compensation	—	—	1,298,451	13	8,201	—	—	—	8,214	—	8,214
Balance, June 30, 2017	5,750,000	$138,872	348,977,215	$3,490	$3,654,653	$354,617	$2,118,636	$(2,681,847)	$3,588,421	$195,688	$3,784,109
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash Flows From Operating Activities:	(unaudited
Net income (loss)	$80,643	$(105,911)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investment securities and commercial real estate assets, net	19,179	16,663
Amortization of deferred debt issuance costs on convertible senior notes	176	—
Other-than-temporary impairment losses	429	807
Realized and unrealized losses (gains) on investment securities, net	21,103	(37,805)
Loss on servicing asset	61,195	177,975
Gain on residential mortgage loans held-for-sale	(1,794)	(18,537)
(Gain) loss on residential mortgage loans held-for-investment and collateralized borrowings in securitization trusts	(8,077)	9,441
(Gain) loss on termination and option expiration of interest rate swaps and swaptions	(35,949)	24,487
Unrealized loss on interest rate swaps and swaptions	92,254	99,859
Unrealized loss on other derivative instruments	35,111	48,818
Equity based compensation	8,214	7,754
Depreciation of fixed assets	550	664
Purchases of residential mortgage loans held-for-sale	(567)	(580,932)
Proceeds from sales of residential mortgage loans held-for-sale	3,988	68,813
Proceeds from repayment of residential mortgage loans held-for-sale	4,252	74,025
Net change in assets and liabilities:
Increase in accrued interest receivable	(11,405)	(13,945)
Increase in deferred income taxes, net	(16,078)	(7,716)
Decrease in income taxes receivable	77	3,669
(Increase) decrease in prepaid and fixed assets	(756)	102
(Increase) decrease in other receivables	(4,516)	6,267
Decrease (increase) in servicing advances	5,031	(19,328)
Increase in accrued interest payable	26,173	6,544
Increase (decrease) in income taxes payable	51	(70)
Decrease in accrued expenses and other liabilities	(2,923)	(6,076)
Net cash provided by (used in) operating activities	$276,361	$(244,432)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash Flows From Investing Activities:	(unaudited
Purchases of available-for-sale securities	$(8,883,595)	$(9,964,377)
Proceeds from sales of available-for-sale securities	5,092,318	3,776,295
Principal payments on available-for-sale securities	627,277	527,958
(Purchases) short sales of derivative instruments, net	(33,562)	(15,475)
Proceeds from sales (payments for termination) of derivative instruments, net	15,905	44,364
Proceeds from repayment of residential mortgage loans held-for-investment in securitization trusts	181,806	407,861
Originations, acquisitions and additional fundings of commercial real estate assets, net of deferred fees	(372,338)	(276,438)
Proceeds from repayment of commercial real estate assets	6,246	14,387
Purchases of mortgage servicing rights, net of purchase price adjustments	(266,003)	(108,006)
Proceeds from sales of mortgage servicing rights	627	—
Purchases of Federal Home Loan Bank stock	—	(11,206)
Redemptions of Federal Home Loan Bank stock	33,080	—
(Decrease) increase in due to counterparties, net	(54,264)	197,289
Net cash used in investing activities	(3,652,503)	(5,407,348)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	79,096,337	30,339,583
Principal payments on repurchase agreements	(75,095,807)	(25,678,009)
Proceeds from issuance of collateralized borrowings in securitization trusts	—	1,394,312
Principal payments on collateralized borrowings in securitization trusts	(179,717)	(331,110)
Proceeds from Federal Home Loan Bank advances	—	215,000
Principal payments on Federal Home Loan Bank advances	(761,238)	—
Proceeds from revolving credit facilities	74,000	—
Principal payments on revolving credit facilities	(104,000)	—
Proceeds from convertible senior notes	282,469	—
Proceeds from issuance of preferred stock, net of offering costs	138,872	—
Proceeds from issuance of common stock, net of offering costs	256	227
Proceeds from issuance of Granite Point Mortgage Trust Inc. stock, net of offering costs	181,875	—
Repurchase of common stock	—	(61,307)
Dividends paid on common stock	(170,665)	(171,955)
Net cash provided by financing activities	3,462,382	5,706,741
Net increase in cash, cash equivalents and restricted cash	86,240	54,961
Cash, cash equivalents and restricted cash at beginning of period	815,195	1,000,393
Cash, cash equivalents and restricted cash at end of period	$901,435	$1,055,354
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Supplemental Disclosure of Cash Flow Information:	(unaudited
Cash paid for interest	$89,296	$47,088
Cash paid (received) for taxes	$192	$(5,194)
Noncash Activities:
Transfers of residential mortgage loans held-for-sale to residential mortgage loans held-for-investment in securitization trusts	$—	$641,738
Transfers of residential mortgage loans held-for-sale to other receivables for foreclosed government-guaranteed loans	$2,292	$12,080
Transfer of fair value of mortgage servicing rights to fair value of Ginnie Mae residential mortgage loans held-for-sale upon buyout	$9	$3,572
Additions to mortgage servicing rights due to sale of residential mortgage loans held-for-sale	$20	$522
Dividends declared but not paid at end of period	$95,049	$79,953
Reconciliation of residential mortgage loans held-for-sale:
Residential mortgage loans held-for-sale at beginning of period	$40,146	$811,431
Purchases of residential mortgage loans held-for-sale	567	580,932
Transfers to residential mortgage loans held-for-investment in securitization trusts	—	(641,738)
Transfers to other receivables for foreclosed government-guaranteed loans	(2,292)	(12,080)
Transfer of fair value of mortgage servicing rights to fair value of Ginnie Mae residential mortgage loans held-for-sale upon buyout	(9)	(3,572)
Proceeds from sales of residential mortgage loans held-for-sale	(3,988)	(68,813)
Proceeds from repayment of residential mortgage loans held-for-sale	(4,252)	(74,025)
Realized and unrealized gains on residential mortgage loans held-for-sale	1,774	16,925
Residential mortgage loans held-for-sale at end of period	$31,946	$609,060
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 1. Organization and Operations
Two Harbors Investment Corp., or the Company, is a Maryland corporation investing in, financing and managing residential mortgage-backed securities, or RMBS, mortgage servicing rights, or MSR, commercial real estate and other financial assets. The Company is externally managed and advised by PRCM Advisers LLC, or PRCM Advisers, which is a subsidiary of Pine River Capital Management L.P., or Pine River, a global multi-strategy asset management firm. The Company’s common stock is listed on the NYSE under the symbol “TWO”.
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
On June 28, 2017, the Company completed the contribution of its portfolio of commercial real estate assets to Granite Point Mortgage Trust Inc., or Granite Point, a newly organized Maryland corporation intended to qualify as a REIT, externally managed and advised by Pine River, and focused on directly originating, investing in and managing senior commercial mortgage loans and other debt and debt-like commercial real estate investments. The Company contributed its equity interests in its wholly owned subsidiary, TH Commercial Holdings LLC, to Granite Point and, in exchange for its contribution, received approximately 33.1 million shares of common stock of Granite Point, which represents approximately 76.5% of the outstanding stock of Granite Point upon completion of the initial public offering, or IPO, of its common stock on June 28, 2017. The Company’s shares in Granite Point are subject to a 120 day lock-up period, after which the Company anticipates that it will distribute the shares to its stockholders by means of a special pro rata dividend, subject to the discretion and approval of its Board of Directors and in compliance with applicable securities laws.

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2017 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2017 should not be construed as indicative of the results to be expected for future periods or the full year.
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
Due to its controlling ownership interest in Granite Point, the Company consolidates Granite Point on its financial statements and reflects noncontrolling interest for the portion of equity and comprehensive income not attributable to the Company. During the consolidation period (until the Granite Point shares are distributed to the Company’s stockholders), the Company’s financial condition and results of operations will reflect all of Granite Point’s commercial real estate investments and financing. No other subsidiary of the Company invests in, finances or manages commercial real estate debt and related instruments.
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s 2016 Annual Report on Form 10-K is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s consolidated financial condition and results of operations for the six months ended June 30, 2017.
Convertible Senior Notes
Convertible senior notes include unsecured convertible debt that are carried at their unpaid principal balance, net of any unamortized deferred issuance costs, on the Company’s condensed consolidated balance sheet. Interest on the notes is payable semiannually until such time the notes mature or are converted into shares of the Company’s common stock.
Noncontrolling Interest
Due to its controlling ownership interest in Granite Point, the Company consolidates Granite Point on its financial statements and reflects noncontrolling interest for the portion of Granite Point equity and comprehensive income not attributable to the Company. Noncontrolling interest is presented as a separate component of equity on the condensed consolidated balance sheets. In addition, the presentation of both net income and comprehensive income on the condensed consolidated statements of comprehensive income attributes earnings (losses) to the Company’s stockholders (controlling interest) and noncontrolling interests.
Pursuant to Accounting Standards Codification (ASC) 810, Consolidation, changes in a parent’s ownership interest (and transactions with noncontrolling interest stockholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. The Company’s ownership interest percentage in Granite Point did not change during the period from the completion of Granite Point’s IPO on June 28, 2017 to June 30, 2017. However, noncontrolling interest on the Company’s condensed consolidated balance sheet was impacted by the portion of comprehensive income not attributable to the Company for the period from the completion of Granite Point’s IPO on June 28, 2017 through June 30, 2017.
Earnings Per Share
Basic and diluted earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period. For both basic and diluted per share calculations, potential common shares represents issued and unvested shares of restricted stock, which have full rights to the common stock dividend declarations of the Company. If the assumed conversion of convertible notes into common shares is dilutive, diluted earnings (loss) per share is adjusted by adding back the periodic interest expense (net of any tax effects) associated with dilutive convertible notes to net income (loss) attributable to common stockholders and adding the shares issued in an assumed conversion to the diluted weighted average share count.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

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
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016:

	June 30, 2017
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Condensed Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$275,943	$(35,441)	$240,502	$(2,580)	$—	$237,922
Total Assets	$275,943	$(35,441)	$240,502	$(2,580)	$—	$237,922
Liabilities
Repurchase agreements	$(13,316,881)	$—	$(13,316,881)	$13,316,881	$—	$—
Derivative liabilities	(38,021)	35,441	(2,580)	2,580	—	—
Total Liabilities	$(13,354,902)	$35,441	$(13,319,461)	$13,319,461	$—	$—

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

Recently Issued and/or Adopted Accounting Standards
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, which is a comprehensive revenue recognition standard that supersedes virtually all existing revenue guidance under U.S. GAAP. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. As a result of the issuance of ASU No. 2015-14 in August 2015 deferring the effective date of ASU No. 2014-09 by one year, the ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017, with early adoption prohibited. The Company has evaluated the new guidance and determined that interest income, gains and losses on financial instruments and income from servicing residential mortgage loans are outside the scope of ASC 606, Revenues from Contracts with Customers. For income from servicing residential mortgage loans, the Company considered that the FASB Transition Resource Group members generally agreed that an entity should look to ASC 860, Transfers and Servicing, to determine the appropriate accounting for these fees and ASC 606 contains a scope exception for contracts that fall under ASC 860. As a result, the Company has determined that the adoption of this ASU will not have a material impact on the Company's financial condition, results of operations or financial statement disclosures.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Lease Classification and Accounting
In February 2016, the FASB issued ASU No. 2016-02, which requires lessees to recognize on their balance sheets both a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018, with early adoption permitted. The Company has determined this ASU will not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, which changes the impairment model for most financial assets and certain other instruments. Allowances for credit losses on AFS debt securities will be recognized, rather than direct reductions in the amortized cost of the investments. The new model also requires the estimation of lifetime expected credit losses and corresponding recognition of allowance for losses on trade and other receivables, held-to-maturity debt securities, loans, and other instruments held at amortized cost. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2019, with early adoption permitted for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018. The Company is evaluating the adoption of this ASU to determine the impact it may have on its condensed consolidated financial statements, which at the date of adoption, is expected to increase the allowance for credit losses with a resulting negative adjustment to retained earnings, with offsetting impacts to accumulated other comprehensive income.
Classification of Certain Cash Receipts and Cash Payments and Restricted Cash
In August 2016, the FASB issued ASU No. 2016-15, which clarifies how entities should classify certain cash receipts and cash payments and how the predominance principle should be applied on the statement of cash flows. Additionally, in November 2016, the FASB issued ASU No. 2016-18, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents, but no longer present transfers between cash and cash equivalents and restricted cash and cash equivalents in the statement of cash flows. Both ASUs are effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017, with early adoption permitted. Early adoption of these ASUs did not impact the Company’s financial condition or results of operations but impacted the presentation of the statements of cash flows and related footnote disclosures. The Company included restricted cash of $249.7 million, $408.3 million, $363.2 million and $262.6 million as of June 30, 2017, December 31, 2016, June 30, 2016 and December 31, 2015, respectively, with cash and cash equivalents, as shown on the condensed consolidated statements of cash flows.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Residential mortgage loans held-for-investment in securitization trusts	$3,120,410	$3,271,317
Commercial real estate assets	45,888	45,885
Accrued interest receivable	18,076	19,090
Total Assets	$3,184,374	$3,336,292
Collateralized borrowings in securitization trusts	$2,880,301	$3,037,196
Accrued interest payable	8,190	8,708
Other liabilities	11,853	12,374
Total Liabilities	$2,900,344	$3,058,278

The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include non-Agency RMBS, which are classified within available-for-sale securities, at fair value on the condensed consolidated balance sheets. As of June 30, 2017 and December 31, 2016, the carrying value, which also represents the maximum exposure to loss, of all non-Agency RMBS in unconsolidated VIEs was $2.3 billion and $1.9 billion, respectively.

Note 4. Available-for-Sale Securities, at Fair Value
The Company holds AFS investment securities which are carried at fair value on the condensed consolidated balance sheets. AFS securities exclude the retained interests from the Company’s on-balance sheet securitizations, as they are eliminated in consolidation in accordance with U.S. GAAP. The following table presents the Company’s AFS investment securities by collateral type as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Agency
Federal National Mortgage Association	$10,177,588	$8,274,507
Federal Home Loan Mortgage Corporation	3,508,298	2,742,630
Government National Mortgage Association	485,382	209,337
Non-Agency	2,256,442	1,902,383
Total available-for-sale securities	$16,427,710	$13,128,857

At June 30, 2017 and December 31, 2016, the Company pledged AFS securities with a carrying value of $16.4 billion and $13.1 billion, respectively, as collateral for repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. See Note 15 - Repurchase Agreements and Note 17 - Federal Home Loan Bank of Des Moines Advances.
At June 30, 2017 and December 31, 2016, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, to be considered linked transactions and, therefore, classified as derivatives.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(in thousands)	Agency	Non-Agency	Total
Face Value	$16,212,860	$3,077,412	$19,290,272
Unamortized premium	827,000	—	827,000
Unamortized discount
Designated credit reserve	—	(433,736)	(433,736)
Net, unamortized	(2,813,604)	(806,264)	(3,619,868)
Amortized Cost	14,226,256	1,837,412	16,063,668
Gross unrealized gains	84,781	422,884	507,665
Gross unrealized losses	(139,769)	(3,854)	(143,623)
Carrying Value	$14,171,268	$2,256,442	$16,427,710

	December 31, 2016
(in thousands)	Agency	Non-Agency	Total
Face Value	$13,571,417	$2,732,139	$16,303,556
Unamortized premium	571,749	—	571,749
Unamortized discount
Designated credit reserve	—	(367,437)	(367,437)
Net, unamortized	(2,758,445)	(808,975)	(3,567,420)
Amortized Cost	11,384,721	1,555,727	12,940,448
Gross unrealized gains	79,040	353,358	432,398
Gross unrealized losses	(237,287)	(6,702)	(243,989)
Carrying Value	$11,226,474	$1,902,383	$13,128,857

The following tables present the carrying value of the Company’s AFS securities by rate type as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$26,735	$1,949,041	$1,975,776
Fixed Rate	14,144,533	307,401	14,451,934
Total	$14,171,268	$2,256,442	$16,427,710

	December 31, 2016
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$30,463	$1,574,850	$1,605,313
Fixed Rate	11,196,011	327,533	11,523,544
Total	$11,226,474	$1,902,383	$13,128,857

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of June 30, 2017:

	June 30, 2017
(in thousands)	Agency	Non-Agency	Total
≤ 1 year	$557	$40,890	$41,447
> 1 and ≤ 3 years	48,271	194,999	243,270
> 3 and ≤ 5 years	2,127,292	312,203	2,439,495
> 5 and ≤ 10 years	11,973,466	889,262	12,862,728
> 10 years	21,682	819,088	840,770
Total	$14,171,268	$2,256,442	$16,427,710

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
The following table presents the changes for the three and six months ended June 30, 2017 and 2016 of the unamortized net discount and designated credit reserves on non-Agency AFS securities.

	Six Months Ended June 30,
	2017			2016
(in thousands)	Designated Credit Reserve	Unamortized Net Discount	Total	Designated Credit Reserve	Unamortized Net Discount	Total
Beginning balance at January 1	$(367,437)	$(808,975)	$(1,176,412)	$(409,077)	$(707,021)	$(1,116,098)
Acquisitions	(100,558)	(88,807)	(189,365)	(16,217)	(74,039)	(90,256)
Accretion of net discount	—	44,301	44,301	—	32,287	32,287
Realized credit losses	8,424	—	8,424	(2,371)	—	(2,371)
Reclassification adjustment for other-than-temporary impairments	(429)	—	(429)	(211)	—	(211)
Transfers from (to)	22,676	(22,676)	—	59,453	(59,453)	—
Sales, calls, other	3,588	69,893	73,481	32,562	67,121	99,683
Ending balance at June 30	$(433,736)	$(806,264)	$(1,240,000)	$(335,861)	$(741,105)	$(1,076,966)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time that the securities had an unrealized loss position as of June 30, 2017 and December 31, 2016. At June 30, 2017, the Company held 1,306 AFS securities, of which 233 were in an unrealized loss position for less than twelve consecutive months and 131 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2016, the Company held 1,239 AFS securities, of which 252 were in an unrealized loss position for less than twelve consecutive months and 125 were in an unrealized loss position for more than twelve consecutive months. Of the $5.9 billion and $6.4 billion of AFS securities in an unrealized loss position for less than twelve consecutive months as of June 30, 2017 and December 31, 2016, $5.7 billion, or 97.2%, and $6.1 billion, or 95.8%, respectively, were Agency AFS securities, whose principal and interest are guaranteed by the GSEs.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2017	$5,911,117	$(80,353)	$1,046,174	$(63,270)	$6,957,291	$(143,623)
December 31, 2016	$6,416,820	$(204,034)	$504,978	$(39,955)	$6,921,798	$(243,989)

Evaluating AFS Securities for Other-Than-Temporary Impairments
In evaluating AFS securities for OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred. If the Company does not intend to sell and will not be more likely than not required to sell the security, the credit loss is recognized in earnings and the balance of the unrealized loss is recognized in either other comprehensive income, net of tax, or gain (loss) on investment securities, depending on the accounting treatment. If the Company intends to sell the security or will be more likely than not required to sell the security, the full unrealized loss is recognized in earnings.
During both the three and six months ended June 30, 2017, the Company recorded $0.4 million in other-than-temporary credit impairments on one non-Agency RMBS where the future expected cash flows for the security were less than its amortized cost. During the three and six months ended June 30, 2016, the Company recorded $0.1 million and $0.8 million, respectively, in other-than-temporary credit impairments on three non-Agency RMBS where the future expected cash flows for each security were less than its amortized cost. As of June 30, 2017, impaired securities with a carrying value of $117.6 million had actual weighted average cumulative losses of 5.2%, weighted average three-month prepayment speed of 5.2%, weighted average 60+ day delinquency of 21.4% of the pool balance, and weighted average FICO score of 659. At June 30, 2017, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities; therefore, only the projected credit loss was recognized in earnings.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the changes in OTTI included in earnings for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Cumulative credit loss at beginning of period	$(5,606)	$(6,620)	$(5,606)	$(6,499)
Additions:
Other-than-temporary impairments not previously recognized	(429)	—	(429)	(292)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	—	(90)	—	(515)
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	—	—	—	—
Decreases related to other-than-temporary impairments on securities sold	—	—	—	596
Cumulative credit loss at end of period	$(6,035)	$(6,710)	$(6,035)	$(6,710)

Cumulative credit losses related to OTTI may be reduced for securities sold as well as for securities that mature, are paid down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain (loss) on investment securities in the Company’s condensed consolidated statements of comprehensive income. For the three and six months ended June 30, 2017, the Company sold AFS securities for $2.7 billion and $5.1 billion with an amortized cost of $2.6 billion and $5.1 billion for net realized gains of $33.3 million and losses of $17.1 million, respectively. For the three and six months ended June 30, 2016, the Company sold AFS securities for $1.5 billion and $3.8 billion with an amortized cost of $1.5 billion and $3.7 billion for net realized gains of $9.9 million and $31.6 million, respectively.
The following table presents the gross realized gains and losses on sales of AFS securities for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Gross realized gains	$47,994	$10,700	$56,725	$45,894
Gross realized losses	(14,649)	(830)	(73,783)	(14,323)
Total realized gains (losses) on sales, net	$33,345	$9,870	$(17,058)	$31,571

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the Company’s commercial real estate assets by asset type, property type and geographic location as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(dollars in thousands)	First Mortgages	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$1,648,342	$132,969	$14,936	$1,796,247
Unamortized (discount) premium	(178)	(12)	—	(190)
Unamortized net deferred origination fees	(13,179)	(129)	—	(13,308)
Carrying value	$1,634,985	$132,828	$14,936	$1,782,749
Unfunded commitments	$213,703	$1,580	$—	$215,283
Number of loans	39	6	1	46
Weighted average coupon	5.6%	9.0%	8.0%	5.8%
Weighted average years to maturity (1)	2.6	2.0	9.6	2.6

	December 31, 2016
(dollars in thousands)	First Mortgages	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$1,286,200	$138,245	$—	$1,424,445
Unamortized (discount) premium	(185)	(15)	—	(200)
Unamortized net deferred origination fees	(11,481)	(221)	—	(11,702)
Carrying value	$1,274,534	$138,009	$—	$1,412,543
Unfunded commitments	$170,890	1,580	$—	$172,470
Number of loans	30	6	—	36
Weighted average coupon	5.1%	8.6%	—%	5.4%
Weighted average years to maturity (1)	2.9	1.5	0.0	2.8
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

(in thousands)	June 30, 2017		December 31, 2016
Property Type	Carrying Value	% of Commercial Portfolio	Carrying Value	% of Commercial Portfolio
Office	$939,961	52.7%	$718,780	50.9%
Multifamily	264,920	14.9%	260,683	18.5%
Retail	246,710	13.8%	237,414	16.8%
Hotel	186,854	10.5%	90,585	6.4%
Industrial	144,304	8.1%	105,081	7.4%
Total	$1,782,749	100.0%	$1,412,543	100.0%

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(in thousands)	June 30, 2017		December 31, 2016
Geographic Location	Carrying Value	% of Commercial Portfolio	Carrying Value	% of Commercial Portfolio
Northeast	$655,248	36.8%	$578,762	41.0%
West	389,311	21.8%	250,044	17.7%
Southwest	340,094	19.1%	267,944	19.0%
Southeast	319,609	17.9%	239,194	16.9%
Midwest	78,487	4.4%	76,599	5.4%
Total	$1,782,749	100.0%	$1,412,543	100.0%

At June 30, 2017 and December 31, 2016, the Company pledged commercial real estate assets with a carrying value of $1.6 billion and $1.4 billion, respectively, as collateral for repurchase agreements and FHLB advances. See Note 15 - Repurchase Agreements and Note 17 - Federal Home Loan Bank of Des Moines Advances.
The following table summarizes activity related to commercial real estate assets for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Balance at beginning of period	$1,548,603	$744,259	$1,412,543	$660,953
Originations, acquisitions and additional fundings	238,664	193,181	378,048	280,447
Repayments	(2,437)	(9,856)	(6,246)	(14,387)
Net (premium amortization) discount accretion	(18)	67	(17)	140
Increase in net deferred origination fees	(3,771)	(2,899)	(5,710)	(4,009)
Amortization of net deferred origination fees	1,708	1,625	4,131	3,233
Allowance for loan losses	—	—	—	—
Balance at end of period	$1,782,749	$926,377	$1,782,749	$926,377

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the number of loans, unpaid principal balance and carrying value (amortized cost) by risk rating for commercial real estate assets as of June 30, 2017 and December 31, 2016:

(dollars in thousands)	June 30, 2017			December 31, 2016
Risk Rating	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
1 – 3	46	$1,796,247	$1,782,749	36	$1,424,445	$1,412,543
4 – 5	—	—	—	—	—	—
Total	46	$1,796,247	$1,782,749	36	$1,424,445	$1,412,543

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
The following table summarizes activity related to MSR for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Balance at beginning of period	$747,580	$446,170	$693,815	$493,688
Additions from purchases of mortgage servicing rights	196,920	55,938	273,876	106,211
Additions from sales of residential mortgage loans	—	318	20	522
Subtractions from sales of mortgage servicing rights	(946)	—	(946)	—
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	(26,111)	(59,074)	(22,929)	(143,433)
Other changes in fair value (1)	(19,951)	(17,461)	(37,948)	(34,542)
Other changes (2)	533	1,922	(7,863)	5,367
Balance at end of period	$898,025	$427,813	$898,025	$427,813
____________________

(1)	Other changes in fair value primarily represents changes due to the realization of expected cash flows.

(2)	Other changes includes purchase price adjustments, contractual prepayment protection, and changes due to the Company’s purchase of the underlying collateral.

At June 30, 2017 and December 31, 2016, the Company pledged MSR with a carrying value of $166.0 million and $180.9 million, respectively, as collateral for revolving credit facilities. See Note 18 - Revolving Credit Facilities.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2017 and December 31, 2016, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands)	June 30, 2017	December 31, 2016
Weighted average prepayment speed:	10.0%	9.2%
Impact on fair value of 10% adverse change	$(33,975)	$(25,012)
Impact on fair value of 20% adverse change	$(65,496)	$(48,602)
Weighted average delinquency:	1.5%	1.9%
Impact on fair value of 10% adverse change	$(3,891)	$(1,908)
Impact on fair value of 20% adverse change	$(7,723)	$(3,816)
Weighted average discount rate:	10.0%	9.4%
Impact on fair value of 10% adverse change	$(29,276)	$(23,590)
Impact on fair value of 20% adverse change	$(56,695)	$(45,861)

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
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Servicing fee income	$49,434	$34,431	$87,934	$67,540
Ancillary fee income	165	488	305	973
Float income	1,709	897	2,842	1,436
Total	$51,308	$35,816	$91,081	$69,949

Mortgage Servicing Advances
In connection with the servicing of loans, the Company’s subservicers make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances, including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances, which are funded by the Company, totaled $21.1 million and $26.1 million and were included in other assets on the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of loans underlying MSR, loans held in consolidated VIEs classified as residential mortgage loans held-for-investment in securitization trusts and loans owned and classified as residential mortgage loans held-for-sale. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	379,711	$84,814,247	280,185	$62,827,975
Residential mortgage loans held-for-investment in securitization trusts	4,404	3,052,238	4,604	3,234,044
Residential mortgage loans held-for-sale	259	39,941	333	49,986
Total serviced mortgage assets	384,374	$87,906,426	285,122	$66,112,005

Note 7. Residential Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
The Company retains subordinated debt and excess servicing rights purchased from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The underlying residential mortgage loans held by the trusts, which are consolidated on the Company’s condensed consolidated balance sheets, are classified as residential mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. The following table presents the carrying value of the Company’s residential mortgage loans held-for-investment in securitization trusts as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Unpaid principal balance	$3,052,238	$3,234,044
Fair value adjustment	68,172	37,273
Carrying value	$3,120,410	$3,271,317

Note 8. Residential Mortgage Loans Held-for-Sale, at Fair Value
Residential mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of a fair value option election. The following table presents the carrying value of the Company’s residential mortgage loans held-for-sale as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Unpaid principal balance	$39,941	$49,986
Fair value adjustment	(7,995)	(9,840)
Carrying value	$31,946	$40,146

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the Company’s restricted cash balances as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Restricted cash balances held by trading counterparties:
For securities and loan trading activity	$27,820	$26,310
For derivatives trading activity	133,844	218,896
As restricted collateral for repurchase agreements and Federal Home Loan Bank advances	87,717	162,759
Total restricted cash balances held by trading counterparties	249,381	407,965
Restricted cash balance pursuant to letter of credit on office lease	347	347
Total	$249,728	$408,312
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$651,707	$406,883
Restricted cash	249,728	408,312
Total cash, cash equivalents and restricted cash	$901,435	$815,195

Note 10. Accrued Interest Receivable
The following table presents the Company’s accrued interest receivable by collateral type as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Available-for-sale securities:
Agency
Federal National Mortgage Association	$32,905	$25,273
Federal Home Loan Mortgage Corporation	11,614	8,914
Government National Mortgage Association	3,983	3,068
Non-Agency	2,700	2,705
Total available-for-sale securities	51,202	39,960
Commercial real estate assets	4,887	3,699
Residential mortgage loans held-for-investment in securitization trusts	17,915	18,928
Residential mortgage loans held-for-sale	152	164
Total	$74,156	$62,751

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
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading instruments as of June 30, 2017 and December 31, 2016.

(in thousands)	June 30, 2017
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$109,350	$659,768	$—	$—
Interest rate swap agreements	119,321	13,714,719	(410)	1,050,000
Swaptions, net	2,949	1,850,000	(815)	500,000
TBAs	8,060	1,340,000	(463)	200,000
Put and call options for TBAs, net	522	1,390,000	(892)	105,000
Markit IOS total return swaps	300	68,629	—	—
Total	$240,502	$19,023,116	$(2,580)	$1,855,000

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(in thousands)	December 31, 2016
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$127,843	$740,844	$—	$—
Interest rate swap agreements	109,531	18,471,063	(495)	1,900,000
Swaptions, net	39,881	825,000	(1,645)	600,000
TBAs	4,294	536,000	(10,344)	953,000
Put and call options for TBAs, net	42,633	1,136,000	—	—
Markit IOS total return swaps	—	—	(17)	90,593
Total	$324,182	$21,708,907	$(12,501)	$3,543,593

Comprehensive Income Statement Presentation
The Company has not applied hedge accounting to its current derivative portfolio held to mitigate interest rate risk and credit risk. As a result, the Company is subject to volatility in its earnings due to movement in the unrealized gains and losses associated with its derivative instruments.
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive income:

Trading Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
(in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Interest rate risk management
TBAs	Loss on other derivative instruments	$(15,321)	$1,562	$(28,780)	$26,891
Put and call options for TBAs	Loss on other derivative instruments	(7,822)	(44,052)	(19,062)	(45,033)
Interest rate swap agreements - Payers	Loss on interest rate swap and swaption agreements	(72,873)	(72,132)	(45,145)	(294,035)
Interest rate swap agreements - Receivers	Loss on interest rate swap and swaption agreements	25,527	37,172	28,093	149,846
Swaptions	Loss on interest rate swap and swaption agreements	(29,364)	22,252	(49,731)	5,997
Markit IOS total return swaps	Loss on other derivative instruments	(790)	(13,267)	(687)	(34,991)
Credit risk management
Credit default swaps - Receive protection	Loss on other derivative instruments	—	(27)	—	382
Non-risk management
Inverse interest-only securities	Loss on other derivative instruments	4,393	7,733	1,125	20,715
Forward purchase commitments	Gain on residential mortgage loans held-for-sale	—	950	—	2,348
Total		$(96,250)	$(59,809)	$(114,187)	$(167,880)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and six months ended June 30, 2017, the Company recognized $2.6 million and $10.5 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest and receiving either LIBOR interest or a fixed interest rate on an average $17.5 billion and $18.1 billion notional, respectively. For the three and six months ended June 30, 2016, the Company recognized $7.7 million and $13.8 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest and receiving either LIBOR interest or a fixed interest rate on an average $14.8 billion and $14.9 billion notional, respectively.
The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$698,826	$—	$(39,058)	$659,768	$681,216	$—
Interest rate swap agreements	18,252,440	4,476,986	(7,964,707)	14,764,719	17,470,672	(39,626)
Swaptions, net	(3,880,000)	(375,000)	5,605,000	1,350,000	1,249,341	9,543
TBAs, net	(993,000)	(1,039,400)	892,400	(1,140,000)	(24,728)	(31,021)
Put and call options for TBAs, net	1,770,000	1,285,000	(1,770,000)	1,285,000	96,319	(14,623)
Markit IOS total return swaps	87,269	—	(18,640)	68,629	75,282	(181)
Total	$15,935,535	$4,347,586	$(3,295,005)	$16,988,116	$19,548,102	$(75,908)

	Three Months Ended June 30, 2016
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$882,726	$—	$(47,860)	$834,866	$860,864	$—
Interest rate swap agreements	15,425,513	5,264,513	(6,993,026)	13,697,000	14,806,049	(26,297)
Credit default swaps	125,000	—	(100,000)	25,000	112,912	—
Swaptions, net	5,200,000	600,000	(4,000,000)	1,800,000	4,174,725	(28,819)
TBAs, net	1,637,000	121,000	(2,095,000)	(337,000)	189,231	12,901
Put and call options for TBAs, net	2,000,000	8,897,000	(2,000,000)	8,897,000	3,557,242	(1,348)
Markit IOS total return swaps	868,145	—	(280,108)	588,037	811,749	523
Forward purchase commitments	252,212	848,791	(464,536)	636,467	395,617	692
Total	$26,390,596	$15,731,304	$(15,980,530)	$26,141,370	$24,908,389	$(42,348)

	Six Months Ended June 30, 2017
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$740,844	$—	$(81,076)	$659,768	$700,941	$—
Interest rate swap agreements	20,371,063	13,529,809	(19,136,153)	14,764,719	18,085,752	11,520
Swaptions, net	225,000	(4,255,000)	5,380,000	1,350,000	(98,923)	24,428
TBAs, net	(1,489,000)	(4,125,400)	4,474,400	(1,140,000)	(12,431)	(42,427)
Put and call options for TBAs, net	(1,136,000)	2,555,000	(134,000)	1,285,000	(63,387)	24,146
Markit IOS total return swaps	90,593	—	(21,964)	68,629	81,686	(181)
Total	$18,802,500	$7,704,409	$(9,518,793)	$16,988,116	$18,693,638	$17,486

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Six Months Ended June 30, 2016
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$932,037	$—	$(97,171)	$834,866	$885,121	$—
Interest rate swap agreements	14,268,806	12,102,026	(12,673,832)	13,697,000	14,880,324	6,302
Credit default swaps	125,000	10,000	(110,000)	25,000	119,670	412
Swaptions, net	5,200,000	2,600,000	(6,000,000)	1,800,000	4,695,604	(30,789)
TBAs, net	297,000	4,436,000	(5,070,000)	(337,000)	171,220	31,751
Put and call options for TBAs, net	—	10,897,000	(2,000,000)	8,897,000	1,819,830	(1,348)
Markit IOS total return swaps	889,418	—	(301,381)	588,037	843,242	523
Forward purchase commitments	286,120	1,232,240	(881,893)	636,467	326,671	1,258
Total	$21,998,381	$31,277,266	$(27,134,277)	$26,141,370	$23,741,682	$8,109
____________________

(1)	Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Derivative fair value adjustments are reflected within the unrealized loss on interest rate swaps and swaptions, unrealized loss on other derivative instruments, and gain on residential mortgage loans held-for-sale line items within the operating activities section of the condensed consolidated statements of cash flows. Realized gains and losses on interest rate swap and swaption agreements are reflected within the (gain) loss on termination and option expiration of interest rate swaps and swaptions line item within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the (purchases) short sales of other derivative instruments, proceeds from sales (payments for termination) of other derivative instruments, net and (decrease) increase in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when mortgage rates decline or increase, depending on the type of investment. Rising mortgage rates generally result in a slowing of refinancing activity, which slows prepayments and results in a decline in the value of the Company’s fixed-rate Agency pools. To mitigate the impact of this risk on the Company’s fixed-rate Agency pool portfolio, the Company maintains a portfolio of fixed-rate interest-only securities and MSR, which increase in value when interest rates increase. As of June 30, 2017 and December 31, 2016, the Company had $65.4 million and $71.1 million, respectively, of interest-only securities, and $898.0 million and $693.8 million, respectively, of MSR in place to economically hedge its RMBS. Interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.
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
As of June 30, 2017, $0.2 billion of the Company’s long notional TBA positions and $1.3 billion of the Company’s short notional TBA positions were held in order to economically hedge portfolio risk. As of December 31, 2016, $1.5 billion of the Company’s long notional TBA positions and $3.0 billion of the Company’s short notional TBA positions were held in order to economically hedge portfolio risk. The Company discloses these positions on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$200,000	$205,502	$205,039	$—	$(463)
Sale contracts	(1,340,000)	(1,384,492)	(1,376,432)	8,060	—
TBAs, net	$(1,140,000)	$(1,178,990)	$(1,171,393)	$8,060	$(463)

	As of December 31, 2016
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$1,500,000	$1,576,270	$1,576,875	$605	$—
Sale contracts	(2,989,000)	(3,028,470)	(3,035,125)	3,689	(10,344)
TBAs, net	$(1,489,000)	$(1,452,200)	$(1,458,250)	$4,294	$(10,344)
___________________

(1)	Notional amount represents the face amount of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the TBA (or of the underlying Agency RMBS) as of period-end.

(4)
Net carrying value represents the difference between the market value of the TBA as of period-end and its cost basis, and is reported in derivative assets / (liabilities), at fair value, in the condensed consolidated balance sheets.

Put and Call Options for TBAs. The Company may use put and call options for TBAs independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of June 30, 2017 and December 31, 2016, the Company had purchased put and call options for TBAs with a notional amount of $2.9 billion and $2.5 billion, and short sold put and call options for TBAs with a notional amount of $1.6 billion and $3.6 billion, respectively. As of June 30, 2017, the last of the options expires in August 2017. The put and call options had a fair market value of $0.5 million included in derivative assets, at fair value, and $0.9 million included in derivative liabilities, at fair value, on the condensed consolidated balance sheet as of June 30, 2017. As of December 31, 2016, put and call options for TBAs had a fair market value of $42.6 million included in derivative assets, at fair value, on the condensed consolidated balance sheet.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of June 30, 2017 and December 31, 2016, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a three-month LIBOR rate:

(notional in thousands)
June 30, 2017
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate (2)	Weighted Average Maturity (Years) (2)
2017	$1,525,000	0.771%	1.220%	0.29
2018	4,320,000	1.155%	1.223%	1.00
2019	350,000	1.283%	1.165%	1.94
2020	1,150,000	1.463%	1.209%	3.27
2021 and Thereafter	4,508,000	1.699%	1.235%	5.59
Total	$11,853,000	1.322%	1.224%	2.72

(notional in thousands)
December 31, 2016
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate (2)	Weighted Average Maturity (Years) (2)
2017	$2,375,000	0.765%	0.934%	0.59
2018	5,340,000	1.232%	0.945%	1.59
2019	350,000	1.283%	0.895%	2.44
2020	1,460,000	1.481%	0.920%	3.74
2021 and Thereafter	5,782,063	1.984%	0.955%	6.17
Total	$15,307,063	1.441%	0.943%	3.24
____________________

(1)	Notional amount includes $778.0 million and $777.1 million in forward starting interest rate swaps as of June 30, 2017 and December 31, 2016, respectively.

(2)
Weighted averages exclude forward starting interest rate swaps. As of June 30, 2017 and December 31, 2016, the weighted average fixed pay rate on forward starting interest rate swaps was 2.4% and 2.0%, respectively.

Additionally, as of June 30, 2017 and December 31, 2016, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk whereby the Company pays interest at a three-month LIBOR rate:

(notional in thousands)
June 30, 2017
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2020	$200,000	1.171%	1.642%	3.10
2021 and Thereafter	2,711,719	1.193%	2.190%	6.44
Total	$2,911,719	1.192%	2.152%	6.21

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

Interest Rate Swaptions. The Company may use interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would either pay or receive a fixed rate) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of June 30, 2017 and December 31, 2016, the Company had the following outstanding interest rate swaptions that were utilized as macro-economic hedges:

	June 30, 2017
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost Basis	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$43,732	$7,698	2.85	$5,025,000	2.35%	3M Libor	6.2
Total Payer		$43,732	$7,698	2.85	$5,025,000	2.35%	3M Libor	6.2

Receiver	< 6 Months	$2,685	$2,144	3.23	$2,000,000	3M Libor	1.78%	8.5
Receiver	≥ 6 Months	—	5,924	10.80	250,000	3M Libor	2.35%	10.0
Total Receiver		$2,685	$8,068	7.56	$2,250,000	3M Libor	1.84%	8.7

Sale contracts:
Payer	< 6 Months	$(35,543)	$(915)	3.22	$(2,300,000)	2.92%	3M Libor	8.7
Total Payer		$(35,543)	$(915)	3.22	$(2,300,000)	2.92%	3M Libor	8.7

Receiver	< 6 Months	$(9,650)	$(6,191)	2.37	$(3,000,000)	3M Libor	2.02%	10.0
Receiver	≥ 6 Months	(1,400)	(6,526)	10.80	(625,000)	3M Libor	1.95%	10.0
Total Receiver		$(11,050)	$(12,717)	4.91	$(3,625,000)	3M Libor	2.00%	10.0

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2016
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$29,360	$42,149	1.22	$4,500,000	2.16%	3M Libor	4.8
Payer	≥ 6 Months	13,655	792	6.70	300,000	3.50%	3M Libor	10.0
Total Payer		$43,015	$42,941	1.23	$4,800,000	2.24%	3M Libor	5.1

Sale contracts:
Payer	< 6 Months	$(51,355)	$(1,414)	5.81	$(500,000)	3.40%	3M Libor	10.0
Payer	≥ 6 Months	(29,893)	(938)	6.77	(300,000)	3.50%	3M Libor	10.0
Total Payer		$(81,248)	$(2,352)	6.05	$(800,000)	3.44%	3M Libor	10.0

Receiver	< 6 Months	$—	$(2,353)	2.30	$(3,775,000)	3M Libor	1.19%	4.9
Total Receiver		$—	$(2,353)	2.30	$(3,775,000)	3M Libor	1.19%	4.9

Markit IOS Total Return Swaps. The Company may use total return swaps (agreements whereby the Company receives or makes payments based on the total return of an underlying instrument or index, such as the Markit IOS Index, in exchange for fixed or floating rate interest payments) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company enters into total return swaps to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our portfolio (referred to as “convexity risk”). Total return swaps based on the Markit IOS Index are intended to synthetically replicate the performance of interest-only securities. The Company had the following total return swap agreements in place at June 30, 2017 and December 31, 2016:

(notional and dollars in thousands)
June 30, 2017
Maturity Date	Current Notional Amount	Fair Value	Cost Basis	Unrealized Gain (Loss)
January 12, 2043	$(26,309)	$95	$(201)	$(106)
January 12, 2044	(42,320)	205	(366)	(161)
Total	$(68,629)	$300	$(567)	$(267)

(notional and dollars in thousands)
December 31, 2016
Maturity Date	Current Notional Amount	Fair Value	Cost Basis	Unrealized Gain (Loss)
January 12, 2043	$(45,083)	$(5)	$(320)	$(325)
January 12, 2044	(45,510)	(12)	(366)	(378)
Total	$(90,593)	$(17)	$(686)	$(703)

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
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of June 30, 2017, the fair value of derivative financial instruments as an asset and liability position was $240.5 million and $2.6 million, respectively.
The Company attempts to mitigate its credit risk exposure on derivative financial instruments by limiting its counterparties to banks and financial institutions that meet established credit guidelines. The Company also seeks to spread its credit risk exposure across multiple counterparties in order to reduce its exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty or clearing agency, in the case of centrally cleared interest rate swaps, upon the occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties and clearing agencies, which require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. As of June 30, 2017, the Company had received cash deposits from counterparties of $35,000 and placed cash deposits of $152.8 million in accounts maintained by counterparties, of which the amounts are netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the Company’s condensed consolidated balance sheets.
Non-Risk Management Activities
The Company has entered into certain financial instruments that are considered derivative contracts under ASC 815 that are not for purposes of hedging. These contracts are currently limited to inverse interest-only RMBS.
Inverse Interest-Only Securities. As of June 30, 2017 and December 31, 2016, inverse interest-only securities with a carrying value of $109.3 million and $127.8 million, including accrued interest receivable of $1.0 million and $1.2 million, respectively, are accounted for as derivative financial instruments in the condensed consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Face Value	$659,768	$740,844
Unamortized premium	—	—
Unamortized discount
Designated credit reserve	—	—
Net, unamortized	(562,240)	(631,082)
Amortized Cost	97,528	109,762
Gross unrealized gains	12,085	18,389
Gross unrealized losses	(1,282)	(1,552)
Market Value	$108,331	$126,599

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 12. Other Assets
Other assets as of June 30, 2017 and December 31, 2016 are summarized in the following table:

(in thousands)	June 30, 2017		December 31, 2016
Property and equipment at cost	$6,737		$6,481
Accumulated depreciation (1)	(5,116)		(4,566)
Net property and equipment	1,621		1,915
Prepaid expenses	1,906		1,406
Income taxes receivable	1,455		1,532
Deferred tax assets, net	49,147	(2)	57,361
Servicing advances	21,116		26,147
Federal Home Loan Bank stock	134,776		167,856
Equity investments	3,000		3,000
Other receivables	51,461		43,653
Total other assets	$264,482		$302,870
____________________

(1)	Depreciation expense for the three and six months ended June 30, 2017 was $0.3 million and $0.5 million, respectively.

(2)	Net of valuation allowance of $4.3 million.

Note 13. Other Liabilities
Other liabilities as of June 30, 2017 and December 31, 2016 are summarized in the following table:

(in thousands)	June 30, 2017	December 31, 2016
Accrued expenses	$30,261	$28,944
Accrued interest payable	55,678	29,505
Income taxes payable	51	—
Other	18,213	21,127
Total other liabilities	$104,203	$79,576

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
Available-for-sale securities. The Company holds a portfolio of AFS securities that are carried at fair value in the condensed consolidated balance sheets and primarily comprised of Agency and non-Agency RMBS. The Company determines the fair value of its Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of its non-Agency RMBS, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its RMBS AFS securities reported at fair value as Level 2 at June 30, 2017. AFS securities account for 79.3% of all assets reported at fair value at June 30, 2017.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the condensed consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing providers. Although MSR transactions are observable in the marketplace, the valuation is based upon cash flow models that include unobservable market data inputs (including prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its MSR as Level 3 fair value assets at June 30, 2017.
Residential mortgage loans held-for-investment in securitization trusts. The Company recognizes on its condensed consolidated balance sheets residential mortgage loans held-for-investment in securitization trusts that are carried at fair value as a result of a fair value option election. An entity is allowed to measure both the financial assets and financial liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the Company’s securitization trusts are considered qualifying CFEs, the Company determines the fair value of these residential mortgage loans based on the fair value of its collateralized borrowings in securitization trusts and its retained interests from the Company’s on-balance sheet securitizations (eliminated in consolidation in accordance with U.S. GAAP), as the fair value of these instruments is more observable. The Company classified 100% of its residential mortgage loans held-for-investment in securitization trusts as Level 2 fair value assets at June 30, 2017.
Residential mortgage loans held-for-sale. The Company holds residential mortgage loans held-for-sale that are carried at fair value in the condensed consolidated balance sheets as a result of a fair value option election. The Company determines fair value of its residential mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 1.5% and 98.5% of its residential mortgage loans held-for-sale as Level 2 and Level 3 fair value assets, respectively, at June 30, 2017.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, swaptions, put and call options for TBAs and U.S. Treasuries, credit default swaps, constant maturity swaps and Markit IOS total return swaps. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, swaptions, put and call options for TBAs and Markit IOS total returns swaps reported at fair value as Level 2 at June 30, 2017.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company may also enter into certain other derivative financial instruments, such as TBAs, short U.S. Treasuries and inverse interest-only securities. These instruments are similar in form to the Company’s AFS securities and the Company utilizes a pricing service to value TBAs and broker quotes to value short U.S. Treasuries and inverse interest-only securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at June 30, 2017. The Company reported 100% of its TBAs as Level 1 as of June 30, 2017. The Company did not hold any short U.S. Treasuries at June 30, 2017.
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
Collateralized borrowings in securitization trusts. The Company recognizes on its condensed consolidated balance sheets collateralized borrowings that are carried at fair value as a result of a fair value option election. In determining the fair value of its collateralized borrowings, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 100% of its collateralized borrowings in securitization trusts as Level 2 fair value liabilities at June 30, 2017.
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

	Recurring Fair Value Measurements
	At June 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$16,427,710	$—	$16,427,710
Mortgage servicing rights	—	—	898,025	898,025
Residential mortgage loans held-for-investment in securitization trusts	—	3,120,410	—	3,120,410
Residential mortgage loans held-for-sale	—	486	31,460	31,946
Derivative assets	8,060	232,442	—	240,502
Total assets	$8,060	$19,781,048	$929,485	$20,718,593
Liabilities
Collateralized borrowings in securitization trusts	$—	$2,880,301	$—	$2,880,301
Derivative liabilities	463	2,117	—	2,580
Total liabilities	$463	$2,882,418	$—	$2,882,881

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

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2017, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the reconciliation for all of the Company’s Level 3 assets measured at fair value on a recurring basis:

	Level 3 Recurring Fair Value Measurements
	Three Months Ended				Six Months Ended
	June 30, 2017				June 30, 2017
(in thousands)	Mortgage Servicing Rights		Residential Mortgage Loans Held-For-Sale		Mortgage Servicing Rights		Residential Mortgage Loans Held-For-Sale
Beginning of period level 3 fair value	$747,580		$32,199		$693,815		$39,221
Gains (losses) included in net income (loss):
Realized gains (losses)	(20,519)		208		(38,266)		1,688
Unrealized (losses) gains	(26,111)	(1)	135	(3)	(22,929)	(1)	162	(3)
Total gains (losses) included in net income (loss)	(46,630)		343		(61,195)		1,850
Purchases	196,920		132		273,896		569
Sales	(378)		—		(628)		(3,717)
Settlements	533		(1,214)		(7,863)		(6,463)
Gross transfers into level 3	—		—		—		—
Gross transfers out of level 3	—		—		—		—
End of period level 3 fair value	$898,025		$31,460		$898,025		$31,460
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(26,579)	(2)	$124	(4)	$(23,398)	(2)	$428	(4)
___________________

(1)	The change in unrealized gains or losses on MSR was recorded in loss on servicing asset on the condensed consolidated statements of comprehensive income.

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

The Company did not incur transfers between Level 1, Level 2 or Level 3 during the six months ended June 30, 2017. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company also used a third-party pricing provider in the fair value measurement of its Level 3 MSR. The table below presents information about the significant unobservable inputs used by the third-party pricing providers in the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at June 30, 2017:

As of June 30, 2017
Valuation Technique	Unobservable Input (1)	Range			Weighted Average
Discounted cash flow	Constant prepayment speed	8.6	-	11.5%	10.0%
	Delinquency	1.2	-	1.8%	1.5%
	Discount rate	8.6	-	11.3%	10.0%
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

Fair Value Option for Financial Assets and Financial Liabilities
On July 1, 2015, the Company elected the fair value option for Agency interest-only securities and GSE credit risk transfer securities acquired on or after such date. The fair value option was elected to simplify the reporting of changes in fair value. Agency interest-only securities and GSE credit risk transfer securities are carried within AFS securities on the condensed consolidated balance sheets. The Company’s policy is to separately record interest income, net of premium amortization or including discount accretion, on these fair value elected securities. Fair value adjustments are reported in gain (loss) on investment securities on the condensed consolidated statements of comprehensive income.
The Company also elected the fair value option for both the residential mortgage loans held-for-investment in securitization trusts and the collateralized borrowings in securitization trusts carried on the condensed consolidated balance sheets. The fair value option was elected to better reflect the economics of the Company’s retained interests. The Company’s policy is to separately record interest income on the fair value elected loans and interest expense on the fair value elected borrowings. Upfront fees and costs are not deferred or capitalized. Fair value adjustments are reported in other income (loss) on the condensed consolidated statements of comprehensive income.
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

	Three Months Ended June 30, 2017
(in thousands)	Interest income (expense)		Gain (loss) on investment securities	Gain on residential mortgage loans held-for-sale	Other income (loss)	Total included in net income (loss)	Change in fair value due to credit risk
Assets
Available-for-sale securities	$(1,578)		$2,365	$—	$—	$787	N/A
Residential mortgage loans held-for-investment in securitization trusts	30,826	(1)	—	—	17,860	48,686	$—	(2)
Residential mortgage loans held-for-sale	503	(1)	—	333	—	836	(1,292)	(3)
Liabilities
Collateralized borrowings in securitization trusts	(24,843)		—	—	(16,467)	(41,310)	—	(2)
Total	$4,908		$2,365	$333	$1,393	$8,999	$(1,292)

	Three Months Ended June 30, 2016
(in thousands)	Interest income (expense)		Gain (loss) on investment securities	Gain on residential mortgage loans held-for-sale	Other income (loss)	Total included in net income (loss)	Change in fair value due to credit risk
Assets
Available-for-sale securities	$116		$(1,290)	$—	$—	$(1,174)	N/A
Residential mortgage loans held-for-investment in securitization trusts	34,499	(1)	—	—	15,553	50,052	$—	(2)
Residential mortgage loans held-for-sale	4,960	(1)	—	7,476	—	12,436	(46)	(3)
Liabilities
Collateralized borrowings in securitization trusts	(25,184)		—	—	(26,478)	(51,662)	—	(2)
Total	$14,391		$(1,290)	$7,476	$(10,925)	$9,652	$(46)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Six Months Ended June 30, 2017
(in thousands)	Interest income (expense)		Gain (loss) on investment securities	Gain on residential mortgage loans held-for-sale	Other income (loss)	Total included in net income (loss)	Change in fair value due to credit risk
Assets
Available-for-sale securities	$(3,282)		$4,367	$—	$—	$1,085	N/A
Residential mortgage loans held-for-investment in securitization trusts	62,454	(1)	—	—	30,899	93,353	$—	(2)
Residential mortgage loans held-for-sale	901	(1)	—	1,794	—	2,695	$(881)	(3)
Liabilities
Collateralized borrowings in securitization trusts	(50,229)		—	—	(22,822)	(73,051)	—	(2)
Total	$9,844		$4,367	$1,794	$8,077	$24,082	$(881)

	Six Months Ended June 30, 2016
(in thousands)	Interest income (expense)		Gain (loss) on investment securities	Gain on residential mortgage loans held-for-sale	Other income (loss)	Total included in net income (loss)	Change in fair value due to credit risk
Assets
Available-for-sale securities	$117		$(1,274)	$—	$—	$(1,157)	N/A
Residential mortgage loans held-for-investment in securitization trusts	67,270	(1)	—	—	39,109	106,379	$—	(2)
Residential mortgage loans held-for-sale	12,162	(1)	—	17,447	—	29,609	64	(3)
Liabilities
Collateralized borrowings in securitization trusts	(44,543)		—	—	(48,550)	(93,093)	—	(2)
Total	$35,006		$(1,274)	$17,447	$(9,441)	$41,738	$64
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

	June 30, 2017		December 31, 2016
(in thousands)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Residential mortgage loans held-for-investment in securitization trusts
Total loans	$3,052,238	$3,120,410	$3,234,044	$3,271,317
Nonaccrual loans	$3,322	$3,392	$2,373	$2,408
Loans 90+ days past due	$2,078	$2,123	$1,401	$1,419
Residential mortgage loans held-for-sale
Total loans	$39,941	$31,946	$49,986	$40,146
Nonaccrual loans	$16,410	$13,661	$25,445	$21,162
Loans 90+ days past due	$13,996	$11,566	$21,759	$18,203
Collateralized borrowings in securitization trusts
Total borrowings	$2,835,445	$2,880,301	$3,015,162	$3,037,196
____________________

(1)	Excludes accrued interest receivable.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

•
The carrying value of repurchase agreements, FHLB advances and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. As of June 30, 2017, the Company held $547.4 million of repurchase agreements and $3.2 billion of FHLB advances that are considered long-term. The Company’s long-term repurchase agreements and FHLB advances have floating rates based on an index plus a spread and, for members of the FHLB, the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

•
Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price on June 30, 2017. The Company categorizes the fair value measurement of these assets as Level 2.

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities	$16,427,710	$16,427,710	$13,128,857	$13,128,857
Commercial real estate assets	$1,782,749	$1,796,033	$1,412,543	$1,411,733
Mortgage servicing rights	$898,025	$898,025	$693,815	$693,815
Residential mortgage loans held-for-investment in securitization trusts	$3,120,410	$3,120,410	$3,271,317	$3,271,317
Residential mortgage loans held-for-sale	$31,946	$31,946	$40,146	$40,146
Cash and cash equivalents	$651,707	$651,707	$406,883	$406,883
Restricted cash	$249,728	$249,728	$408,312	$408,312
Derivative assets	$240,502	$240,502	$324,182	$324,182
Federal Home Loan Bank stock	$134,776	$134,776	$167,856	$167,856
Equity investments	$3,000	$3,000	$3,000	$3,000
Liabilities
Repurchase agreements	$13,316,881	$13,316,881	$9,316,351	$9,316,351
Collateralized borrowings in securitization trusts	$2,880,301	$2,880,301	$3,037,196	$3,037,196
Federal Home Loan Bank advances	$3,238,762	$3,238,762	$4,000,000	$4,000,000
Revolving credit facilities	$40,000	$40,000	$70,000	$70,000
Convertible senior notes	$282,290	$303,689	$—	$—
Derivative liabilities	$2,580	$2,580	$12,501	$12,501

Note 15. Repurchase Agreements
As of June 30, 2017 and December 31, 2016, the Company had outstanding $13.3 billion and $9.3 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 1.56% and 1.31% and weighted average remaining maturities of 98 and 77 days as of June 30, 2017 and December 31, 2016, respectively.
At June 30, 2017 and December 31, 2016, the repurchase agreement balances were as follows:

(in thousands)	June 30, 2017	December 31, 2016
Short-term	$12,769,515	$9,130,717
Long-term	547,366	185,634
Total	$13,316,881	$9,316,351

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At June 30, 2017 and December 31, 2016, the repurchase agreements had the following characteristics and remaining maturities:

	June 30, 2017
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency RMBS (1)	Agency Derivatives	Commercial Real Estate Assets	Total Amount Outstanding
Within 30 days	$2,773,991	$619,186	$25,450	$—	$3,418,627
30 to 59 days	2,822,043	363,976	54,681	26,301	3,267,001
60 to 89 days	2,086,688	161,544	2,711	—	2,250,943
90 to 119 days	2,036,674	317,846	—	—	2,354,520
120 to 364 days	1,219,178	200,934	—	58,312	1,478,424
One year and over	—	—	—	547,366	547,366
Total	$10,938,574	$1,663,486	$82,842	$631,979	$13,316,881
Weighted average borrowing rate	1.23%	2.88%	2.01%	3.62%	1.56%

	December 31, 2016
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency RMBS (1)	Agency Derivatives	Commercial Real Estate Assets	Total Amount Outstanding
Within 30 days	$2,511,773	$688,667	$30,672	$21,933	$3,253,045
30 to 59 days	1,786,664	334,590	68,257	28,991	2,218,502
60 to 89 days	1,035,806	89,281	3,307	—	1,128,394
90 to 119 days	1,192,127	251,929	—	—	1,444,056
120 to 364 days	810,552	69,678	—	206,490	1,086,720
One year and over	—	—	—	185,634	185,634
Total	$7,336,922	$1,434,145	$102,236	$443,048	$9,316,351
Weighted average borrowing rate	0.94%	2.60%	1.69%	3.16%	1.31%
____________________

(1)	Includes repurchase agreements collateralized by retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	June 30, 2017	December 31, 2016
Available-for-sale securities, at fair value	$13,639,148	$9,540,849
Commercial real estate assets	882,978	648,885
Net economic interests in consolidated securitization trusts (1)	219,379	211,095
Cash and cash equivalents	13,346	15,000
Restricted cash	87,717	162,759
Due from counterparties	17,914	48,939
Derivative assets, at fair value	108,211	126,341
Total	$14,968,693	$10,753,868
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

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
The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at June 30, 2017 and December 31, 2016:

	June 30, 2017				December 31, 2016
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Barclays Capital Inc.	$1,362,780	$254,533	7%	74	$292,086	$164,315	5%	26
All other counterparties (2)	11,954,101	1,387,091	37%	100	9,024,265	1,271,086	37%	79
Total	$13,316,881	$1,641,624			$9,316,351	$1,435,401
____________________

(1)
Represents the net carrying value of the securities, residential mortgage loans held-for-sale and commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases are not included in the amounts presented above. However, at both June 30, 2017 and December 31, 2016, the Company did not have any such payables.

(2)	Represents amounts outstanding with 24 and 22 counterparties at June 30, 2017 and December 31, 2016, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 16. Collateralized Borrowings in Securitization Trusts, at Fair Value
The Company retains subordinated debt and excess servicing rights purchased from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The debt associated with the underlying residential mortgage loans held by the trusts, which are consolidated on the Company’s condensed consolidated balance sheets, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. As of June 30, 2017 and December 31, 2016, collateralized borrowings in securitization trusts had a carrying value of $2.9 billion and $3.0 billion with a weighted average interest rate of 3.4% and 3.4%, respectively. The stated maturity dates for all collateralized borrowings were more than five years from both June 30, 2017 and December 31, 2016.

Note 17. Federal Home Loan Bank of Des Moines Advances
The Company’s wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of June 30, 2017 and December 31, 2016, TH Insurance had $3.2 billion and $4.0 billion in outstanding secured advances with a weighted average borrowing rate of 1.52% and 0.85%, respectively. As of June 30, 2017, TH Insurance had an additional $349.7 million of available uncommitted capacity for borrowings. TH Insurance had no additional uncommitted capacity to borrow as of December 31, 2016. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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
At June 30, 2017 and December 31, 2016, FHLB advances had the following remaining maturities:

(in thousands)	June 30, 2017	December 31, 2016
≤ 1 year	$—	$651,238
> 1 and ≤ 3 years	815,024	815,024
> 3 and ≤ 5 years	—	—
> 5 and ≤ 10 years	—	—
> 10 years	2,423,738	2,533,738
Total	$3,238,762	$4,000,000

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of FHLB advances:

(in thousands)	June 30, 2017	December 31, 2016
Available-for-sale securities, at fair value	$2,749,720	$3,576,481
Commercial real estate assets	720,273	708,989
Net economic interests in consolidated securitization trusts (1)	2,036	2,015
Total	$3,472,029	$4,287,485
____________________

(1)	Includes the retained interests from the Company’s on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

The FHLB retains the right to mark the underlying collateral for FHLB advances to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral. In addition, as a condition to membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB. At June 30, 2017 and December 31, 2016, the Company had stock in the FHLB totaling $134.8 million and $167.9 million, respectively, which is included in other assets on the condensed consolidated balance sheets. FHLB stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLB. Accordingly, when evaluating FHLB stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2017 and December 31, 2016, the Company had not recognized an impairment charge related to its FHLB stock.

Note 18. Revolving Credit Facilities
To finance MSR, the Company enters into revolving credit facilities collateralized by the value of the MSR pledged. As of June 30, 2017 and December 31, 2016, the Company had outstanding short-term borrowings under revolving credit facilities of $40.0 million and $70.0 million with a weighted average borrowing rate of 4.83% and 4.53% and weighted average remaining maturities of 86 and 306 days, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of June 30, 2017 and December 31, 2016, MSR with a carrying value of $166.0 million and $180.9 million, respectively, was pledged as collateral for the Company’s future payment obligations under its revolving credit facilities. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

Note 19. Convertible Senior Notes
On January 19, 2017, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022, which included $37.5 million aggregate principal amount sold by the Company to the underwriter of the offering pursuant to an overallotment option. The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in January 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of June 30, 2017, the notes had a conversion rate of 100.3065 shares of common stock per $1,000 principal amount of the notes and the outstanding amount due on the convertible senior notes was $282.3 million, net of deferred issuance costs.

Note 20. Equity
Preferred Stock
On March 14, 2017, the Company issued 5,000,000 shares of 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, in a public offering at a price of $25.00 per share. On March 21, 2017, an additional 750,000 shares were sold by the Company to the underwriters of the offering pursuant to an overallotment option. Holders of the preferred stock are entitled to receive, when and as declared, a dividend at a fixed rate of 8.125% per annum of the $25.00 liquidation preference. On and after April 27, 2027, dividends will accumulate and be payable at a floating rate of three-month LIBOR plus a spread of 5.66% per annum of the $25.00 liquidation preference. The preferred stock ranks senior to the Company’s common stock with respect to the payment of dividends and the distribution of assets upon the voluntary or involuntary liquidation, dissolution or winding up of the Company. Under certain circumstances upon a change of control, the preferred stock is convertible into shares of the Company’s common stock. The preferred stock will not be redeemable before April 27, 2027, except under certain limited circumstances. On or after April 27, 2027, the Company may, at its option, redeem, in whole or in part, at any time or from time to time, the preferred stock at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon (whether or not authorized or declared) up to, but excluding, the redemption date. The net proceeds from the offering were approximately $138.9 million, after deducting underwriting discounts and estimated offering expenses payable by the Company. During the three months ended June 30, 2017, the Company declared dividends to Series A preferred stockholders of $4.3 million or $0.75043 per preferred share.
Common Stock
Distributions to Stockholders
The following table presents cash dividends declared by the Company on its common stock during the three and six months ended June 30, 2017, and the four immediately preceding quarters:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share
June 15, 2017	June 30, 2017	July 27, 2017	$0.26
March 14, 2017	March 31, 2017	April 27, 2017	$0.25
December 15, 2016	December 30, 2016	January 27, 2017	$0.24
September 15, 2016	September 30, 2016	October 20, 2016	$0.23
June 16, 2016	June 30, 2016	July 20, 2016	$0.23

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. An aggregate of 7.5 million shares of the Company’s common stock were originally reserved for issuance under the plan. As of June 30, 2017, 370,332 shares have been issued under the plan for total proceeds of approximately $3.7 million, of which 15,173 and 26,438 shares were issued for total proceeds of $0.2 million and $0.3 million during the three and six months ended June 30, 2017, respectively. During the three and six months ended June 30, 2016, 14,495 and 29,143 shares were issued for total proceeds of $0.1 million and $0.2 million, respectively.
Share Repurchase Program
The Company’s share repurchase program allows for the repurchase of up to an aggregate of 75,000,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of June 30, 2017, a total of 24,135,000 shares had been repurchased by the Company under the program for an aggregate cost of $200.4 million; of these, 8,020,000 shares were repurchased for a total cost of $61.3 million during the six months ended June 30, 2016. No shares were repurchased during the three months ended June 30, 2016, or the three and six months ended June 30, 2017.
At-the-Market Offering
On May 25, 2012, the Company entered into an equity distribution agreement under which the Company may sell up to an aggregate of 20,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. On May 22, 2015, the Company entered into an amendment to the equity distribution agreement providing that any subsequent offers or sales of the Company’s common stock under the equity distribution agreement shall be made pursuant to a new prospectus supplement, which was filed on the same date. As of June 30, 2017, 7,585,869 shares of common stock have been sold under the equity distribution agreement for total accumulated net proceeds of approximately $77.6 million; however, no shares were sold during the three and six months ended June 30, 2017 and 2016.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income at June 30, 2017 and December 31, 2016 was as follows:

(in thousands)	June 30, 2017	December 31, 2016
Available-for-sale securities
Unrealized gains	$463,155	$393,555
Unrealized losses	(108,538)	(194,328)
Accumulated other comprehensive income	$354,617	$199,227

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Reclassifications out of Accumulated Other Comprehensive Income
The following table summarizes reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2017 and 2016:

	Affected Line Item in the Condensed Consolidated Statements of Comprehensive Income	Amount Reclassified out of Accumulated Other Comprehensive Income
(in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Other-than-temporary impairments on AFS securities	Total other-than-temporary impairment losses	$429	$90	$429	$807
Realized gains on sales of certain AFS securities, net of tax	Gain (loss) on investment securities	(6,147)	(5,130)	3,166	(24,256)
Total		$(5,718)	$(5,040)	$3,595	$(23,449)

Noncontrolling Interest
On June 28, 2017, the Company contributed its equity interests in its wholly owned subsidiary, TH Commercial Holdings LLC, to Granite Point and, in exchange for its contribution, received approximately 33.1 million shares of common stock of Granite Point, representing approximately 76.5% of the outstanding stock of Granite Point upon completion of the IPO of its common stock on June 28, 2017. Granite Point issued 10,000,000 shares of its common stock in the IPO at a price of $19.50 per share, for gross proceeds of $195.0 million. Net proceeds were approximately $181.9 million, net of issuance costs of approximately $13.1 million. Due to its controlling ownership interest in Granite Point, the Company consolidates Granite Point on its financial statements and reflects noncontrolling interest for the portion of equity and comprehensive income not attributable to the Company. Should the Company’s ownership interest in Granite Point change during the time it retains controlling interest, the carrying amount of the noncontrolling interest will be adjusted to reflect the change in its ownership interest, with the offset to stockholders’ equity.
The Company’s shares in Granite Point are subject to a 120 day lock-up period, after which the Company anticipates that it will distribute the shares to its stockholders by means of a special pro rata dividend, subject to the discretion and approval of its Board of Directors and in compliance with applicable securities laws. Once the shares are distributed, the Company will no longer have a controlling interest in Granite Point and, therefore, will deconsolidate Granite Point and its subsidiaries from its financial statements.
In connection with the Granite Point IPO, the Company agreed, subject to certain conditions, to purchase up to $20 million of Granite Point common stock in the open market at designated prices below Granite Point’s publicly reported book value pursuant to a share purchase program that will end on the earlier of the date on which all the capital committed to the plan has been exhausted or the date preceding the ex-dividend date associated with the Company’s declaration of a pro rata distribution of Granite Point’s common stock to the Company’s stockholders, but no later than December 31, 2017.

Note 21. Equity Incentive Plan
During the six months ended June 30, 2017 and 2016, the Company granted 69,117 and 81,739 shares of common stock, respectively, to its independent directors pursuant to the Company’s Second Restated 2009 Equity Incentive Plan, or the Plan. The estimated fair value of these awards was $9.91 and $8.43 per share on grant date, based on the closing price of the Company’s common stock on the NYSE on such date. The grants vested immediately.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Additionally, during the six months ended June 30, 2017 and 2016, the Company granted 1,274,572 and 1,677,998 shares of restricted common stock, respectively, to key employees of PRCM Advisers pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $8.74 and $7.33 per share on grant date, based on the closing market price of the Company’s common stock on the NYSE on such date. However, as the cost of these awards is measured at fair value at each reporting date based on the price of the Company’s stock as of period end in accordance with ASC 505, Equity, or ASC 505, the fair value of these awards as of June 30, 2017 was $9.91 per share based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.
The following table summarizes the activity related to restricted common stock for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017		2016
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	2,639,424	$8.55	2,290,609	$10.36
Granted	1,343,689	8.80	1,759,737	7.38
Vested	(1,290,649)	(8.95)	(1,109,015)	(10.33)
Forfeited	(34,138)	(9.02)	(41,175)	(8.77)
Outstanding at End of Period	2,658,326	$8.48	2,900,156	$8.59

For the three and six months ended June 30, 2017, the Company recognized compensation costs related to restricted common stock of $4.3 million and $8.2 million, respectively. For the three and six months ended June 30, 2016, the Company recognized compensation costs related to restricted common stock of $4.9 million and $7.8 million, respectively.
Granite Point has adopted a 2017 Equity Incentive Plan, of the Granite Point Plan, to provide incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel. The Granite Point Plan permits the granting of stock options, restricted shares of common stock, phantom shares, dividend equivalent rights, and other equity-based awards. During the three and six months ended June 30, 2017, Granite Point granted 13,205 shares of its restricted common stock to its independent directors and 150,000 shares of its restricted common stock to its executive officers and certain other personnel of an affiliate of its manager pursuant to the Granite Point Plan. The grants to Granite Point’s independent directors vested immediately, while the grants to its executive officers and certain other personnel will vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.

Note 22. Income Taxes
For the three and six months ended June 30, 2017 and 2016, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C-corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

During the three and six months ended June 30, 2017, the Company’s TRSs recognized a provision for income taxes of $8.8 million and a benefit from income taxes of $15.8 million, respectively. The provision for the three months ended June 30, 2017 was primarily due to realized gains on sales of AFS securities held in the Company’s TRSs, while the benefit for the six months ended June 30, 2017 was primarily due to realized losses on sales of AFS securities and net losses incurred on derivative instruments held in the Company’s TRSs. During the three and six months ended June 30, 2016, the Company’s TRSs recognized a benefit from income taxes of $14.8 million and $9.3 million, respectively, which was primarily due to losses incurred on MSR and derivative instruments held in the Company’s TRSs. At June 30, 2017, a $4.3 million valuation allowance was established because the Company determined that it is more likely than not that the associated deferred tax asset will not be realized. At December 31, 2016, the Company had not recorded a valuation allowance for any portion of its deferred tax assets as it did not believe, at a more likely than not level, that any portion of its deferred tax assets would not be realized.
Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements of a contingent tax liability for uncertain tax positions.

Note 23. Earnings Per Share
The following table presents a reconciliation of the earnings (loss) and shares used in calculating basic and diluted earnings (loss) per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2017	2016	2017	2016
Numerator:
Net income (loss)	$8,658	$(16,981)	$80,643	$(105,911)
Net income attributable to noncontrolling interest	40	—	40	—
Net income (loss) attributable to Two Harbors Investment Corp.	8,618	(16,981)	80,603	(105,911)
Dividends on preferred stock	4,285	—	4,285	—
Net income (loss) attributable to common stockholders	$4,333	$(16,981)	$76,318	$(105,911)
Denominator:
Weighted average common shares outstanding	346,149,870	344,336,995	345,902,838	345,267,094
Weighted average restricted stock shares	2,796,465	3,260,960	2,853,351	3,249,891
Basic and diluted weighted average shares outstanding	348,946,335	347,597,955	348,756,189	348,516,985
Basic and Diluted Earnings (Loss) Per Share	$0.01	$(0.05)	$0.22	$(0.30)

For the three and six months ended June 30, 2017, 28,838,119 common shares related to the assumed conversion of the Company’s convertible senior notes were antidilutive and excluded from the calculation of diluted earnings (loss) per share.

Note 24. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with its management agreement with PRCM Advisers, the Company incurred $11.7 million and $23.1 million as a management fee to PRCM Advisers for the three and six months ended June 30, 2017, respectively, and $11.8 million and $23.9 million as a management fee to PRCM Advisers for the three and six months ended June 30, 2016, respectively, which represents approximately 1.5% of stockholders’ equity on an annualized basis as defined by the management agreement. For purposes of calculating the management fee, stockholders’ equity is adjusted to exclude the consolidated stockholders’ equity of Granite Point and its subsidiaries included in the Company’s condensed consolidated balance sheet and any common stock repurchases, as well as any unrealized gains, losses or other items that do not affect realized net income (loss), among other adjustments, in accordance with the management agreement. In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $6.5 million and $14.0 million for the three and six months ended June 30, 2017, respectively, and $6.0 million and $12.8 million for the three and six months ended June 30, 2016, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Upon the closing of its IPO on June 28, 2017, Granite Point entered into a management agreement with Pine River. In accordance with Granite Point’s management agreement with Pine River, the Company incurred $0.1 million as a management fee to Pine River for both the three and six months ended June 30, 2017, which represents approximately 1.5% of Granite Point’s equity on an annualized basis as defined by the management agreement. For purposes of calculating the management fee, equity is adjusted to exclude any common stock repurchases as well as any unrealized gains, losses or other items that do not affect realized net income (loss), among other adjustments, in accordance with the management agreement.
The Company has direct relationships with the majority of its third-party vendors. The Company will continue to have certain costs allocated to it by PRCM Advisers for compensation, data services, technology and certain office lease payments, but most direct expenses with third-party vendors are paid directly by the Company.
The Company recognized $4.3 million and $8.2 million of compensation expense during the three and six months ended June 30, 2017, respectively, and $4.9 million and $7.8 million of compensation expense during the three and six months ended June 30, 2016, respectively, related to restricted common stock issued to employees of PRCM Advisers and the Company’s independent directors pursuant to the Plan. See Note 21 - Equity Incentive Plan for additional information.

Note 25. Subsequent Events
On July 19, 2017, the Company issued 11,500,000 shares of 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, in a public offering at a price of $25.00 per share, which included 1,500,000 shares sold to the underwriters of the offering pursuant to an overallotment option. Holders of the preferred stock are entitled to receive, when and as declared, a dividend at a fixed rate of 7.625% per annum of the $25.00 liquidation preference. On and after July 27, 2027, dividends will accumulate and be payable at a floating rate of three-month LIBOR plus a spread of 5.352% per annum of the $25.00 liquidation preference. The preferred stock ranks senior to the Company’s common stock and on parity with the Company’s 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock with respect to the payment of dividends and the distribution of assets upon the voluntary or involuntary liquidation, dissolution or winding up of the Company. Under certain circumstances upon a change of control, the preferred stock is convertible into shares of the Company’s common stock. The preferred stock will not be redeemable before July 27, 2027, except under certain limited circumstances. On or after July 27, 2027, the Company may, at its option, redeem, in whole or in part, at any time or from time to time, the preferred stock at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon (whether or not authorized or declared) up to, but excluding, the redemption date. The net proceeds from the offering were approximately $278.1 million, after deducting underwriting discounts and estimated offering expenses payable by the Company.
Events subsequent to June 30, 2017, were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2016.

General
We are a Maryland corporation focused on investing in, financing and managing residential mortgage-backed securities, or RMBS, mortgage servicing rights, or MSR, and other financial assets, which we collectively refer to as our target assets. We operate as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code.
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
We generally view our target assets in two strategies that are based on our core competencies of understanding and managing prepayment and credit risk. Our rates strategy includes assets that are sensitive to changes in interest rates and prepayment speeds, specifically Agency RMBS and MSR. Our credit strategy includes assets with inherent credit risk, including non-Agency RMBS. Other assets include financial and mortgage-related assets other than the target assets in our rates and credit strategies, including residential mortgage loans (see discussion below) and certain non-hedging transactions that may produce non-qualifying income for purposes of the REIT gross income tests.
As opportunities in the residential mortgage marketplace change, we continue to evolve our business model. From a capital allocation perspective, we expect to continue to increase our allocation towards MSR over time. During the six months ended June 30, 2017, however, we increased our allocation towards Agency RMBS slightly due to attractive market prices. Within our non-Agency RMBS portfolio, we have a substantial emphasis on “legacy” securities, which include securities issued prior to 2009. We also hold “new issue” non-Agency RMBS, which we believe have enabled us to find attractive returns and further diversify our non-Agency RMBS portfolio.
On June 28, 2017, we completed the contribution of our portfolio of commercial real estate assets to Granite Point Mortgage Trust Inc., or Granite Point, a newly organized Maryland corporation intended to qualify as a REIT and focused on directly originating, investing in and managing senior commercial mortgage loans and other debt and debt-like commercial real estate investments. We contributed our equity interests in our wholly owned subsidiary, TH Commercial Holdings LLC, to Granite Point and, in exchange for our contribution, received approximately 33.1 million shares of common stock of Granite Point, representing approximately 76.5% of the outstanding stock of Granite Point upon completion of the initial public offering, or IPO, of its common stock on June 28, 2017. Due to our controlling ownership interest in Granite Point, we consolidate Granite Point on our financial statements and reflect noncontrolling interest for the portion of equity and comprehensive income not attributable to us. Our shares in Granite Point are subject to a 120 day lock-up period, after which we anticipate that we will distribute the shares to our stockholders by means of a special pro rata dividend, subject to the discretion and approval of our Board of Directors and in compliance with applicable securities laws. At that point, we will no longer have a controlling interest in Granite Point and, therefore, will deconsolidate Granite Point and its subsidiaries from our financial statements. During the consolidation period, our financial condition and results of operations will reflect Granite Point’s commercial strategy, which includes as target assets first mortgages, mezzanine loans, B-notes and preferred equity.

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
We believe our investment model allows management to allocate capital across various sectors within the mortgage market, with a focus on asset selection and the implementation of a relative value investment approach. Our capital allocation decisions factor in the opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, capital allocation reflects management’s flexible approach to investing in the marketplace. The following table provides our capital allocation in each of our investment strategies as of June 30, 2017 and the four immediately preceding period ends:

	As of
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Rates strategy	54%	58%	58%	54%	56%
Credit strategy	28%	27%	27%	31%	31%
Commercial strategy (1)	18%	15%	15%	15%	13%
____________________

(1)	Represents capital allocated to our controlling interest in Granite Point’s commercial strategy.

As our capital allocation shifts, our annualized yields and cost of financing shift. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts (e.g., uncertainty of prepayment speeds, extension risk and credit events).
For the three months ended June 30, 2017, our net yield realized on the portfolio was lower than recent periods. Yields on non-Agency RMBS were generally lower than recent quarters due to purchases at slightly lower yields; however, the main driver is an increase in our cost of financing as a result of increases in borrowing rates offered by counterparties, growth in and increased financing of the commercial real estate portfolio, the addition of revolving credit facilities for financing of mortgage servicing rights and the issuance of convertible senior notes during the six months ended June 30, 2017. The following table provides the average annualized yield on our assets, including Agency and non-Agency RMBS, commercial real estate assets, MSR, residential mortgage loans held-for-investment, net of collateralized borrowings, in securitization trusts, and residential mortgage loans held-for-sale for the three months ended June 30, 2017, and the four immediately preceding quarters:

	Three Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Average annualized portfolio yield (1)	3.96%	3.99%	3.54%	3.50%	3.77%
Cost of financing (2)	1.60%	1.52%	1.17%	1.08%	1.18%
Net portfolio yield	2.36%	2.47%	2.37%	2.42%	2.59%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

We seek to deploy moderate leverage as part of our investment strategy. We generally finance our RMBS, including retained interests from our previous on-balance sheet securitizations, and commercial real estate assets through short- and long-term borrowings structured as repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. We also finance our MSR through revolving credit facilities. In addition, on January 19, 2017, we closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022, which included $37.5 million aggregate principal amount sold to the underwriter of the offering pursuant to an overallotment option. The notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of our common stock. The notes will mature in January 2022, unless earlier converted or repurchased in accordance with their terms. We do not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of June 30, 2017, the notes had a conversion rate of 100.3065 shares of common stock per $1,000 principal amount of the notes. The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses. The majority of these proceeds were used to help fund our MSR assets, which previously had largely been funded with cash.
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
We recognize that investing in our target assets is competitive and we compete with other entities for attractive investment opportunities. We rely on our management team and our dedicated team of investment professionals provided by our external manager to identify investment opportunities. In addition, we have benefited and expect to continue to benefit from our external manager’s analytical and portfolio management expertise and infrastructure. We believe that our significant focus in the residential market, the extensive mortgage market expertise of our investment team, our strong analytics and our disciplined relative value investment approach give us a competitive advantage versus our peers.
We have elected to be treated as a REIT for U.S. federal income tax purposes. To qualify as a REIT we are required to meet certain investment and operating tests and annual distribution requirements. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders, do not participate in prohibited transactions and maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated certain of our subsidiaries as taxable REIT subsidiaries, or TRSs, as defined in the Code, to engage in such activities, and we may form additional TRSs in the future. We also operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act. While we do not currently originate or service residential mortgage loans, certain of our subsidiaries have obtained the requisite licenses and approvals to purchase and sell residential mortgage loans in the secondary market and to own and manage MSR. Additionally, certain subsidiaries of Granite Point are licensed to originate commercial real estate loans.

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

•	our ability to generate cash flow from our target assets;

•	our ability to effectively execute and realize the benefits of strategic transactions and initiatives we have pursued or may in the future pursue;

•	changes in the competitive landscape within our industry, including changes that may affect our ability to attract and retain personnel;

•	our exposure to legal and regulatory claims, penalties or enforcement activities, including those arising from our involvement in securitization transactions and ownership and management of MSR;

•	our exposure to counterparties involved in our MSR business, as well as our legacy mortgage loan conduit business, and our ability to enforce representations and warranties made by them;

•	our ability to acquire MSR and successfully operate our seller-servicer subsidiary and oversee the activities of our subservicers;

•	the state of commercial real estate markets, including the demand for commercial loans;

•
our decision to contribute our portfolio of commercial real estate assets to Granite Point and our anticipated distribution of Granite Point shares to the holders of our common stock after the expiration of a 120 day lock-up period;

•	the timing of our special pro rata dividend of common stock of Granite Point to our common stockholders;

•	our ability to successfully diversify our business into new asset classes, and manage the new risks to which they may expose us;

•	our ability to manage various operational and regulatory risks associated with our business;

•	interruptions in or impairments to our communications and information technology systems;

•	our ability to maintain appropriate internal controls over financial reporting;

•	our ability to establish, adjust and maintain appropriate hedges for the risks in our portfolio;

•	our ability to maintain our REIT qualification for U.S. federal income tax purposes; and

•	limitations imposed on our business due to our REIT status and our status as exempt from registration under the 1940 Act.
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

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our condensed consolidated balance sheets and statements of comprehensive income are significantly affected by fluctuations in market prices. At June 30, 2017, approximately 87.1% of our total assets, or $20.7 billion, and approximately 14.4% of our total liabilities, or $2.9 billion, consisted of financial instruments recorded at fair value. See Note 14 - Fair Value to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. Although markets for asset-backed securities, including RMBS, have modestly stabilized since the severe dislocations experienced as a result of the financial crisis, these markets continue to experience volatility and, as a result, our assets and liabilities will be subject to valuation adjustment as well as changes in the inputs we use to measure fair value.
Any temporary change in the fair value of our available-for-sale, or AFS, securities, excluding Agency interest-only mortgage-backed securities and GSE credit risk transfer securities, is recorded as a component of accumulated other comprehensive income and does not impact our earnings. Our reported earnings (loss) for U.S. GAAP purposes, or GAAP net income (loss), is affected, however, by fluctuations in market prices on the remainder of our financial assets and liabilities recorded at fair value, including interest rate swap and swaption agreements and certain other derivative instruments (i.e., TBAs, put and call options for TBAs, Markit IOS total return swaps and inverse interest-only securities), which are accounted for as derivative trading instruments under U.S. GAAP, Agency interest-only mortgage-backed securities, MSR, net economic interests in consolidated securitization trusts and residential mortgage loans held-for-sale.

We have numerous internal controls in place to help ensure the appropriateness of fair value measurements. Significant fair value measures are subject to detailed analytics and management review and approval. Our entire investment portfolio reported at fair value is priced by third-party brokers and/or by independent pricing providers. We generally receive three or more broker and vendor quotes on pass-through Agency RMBS, and generally receive multiple broker or vendor quotes on all other RMBS instruments, including interest-only Agency RMBS, inverse interest-only Agency RMBS, and non-Agency RMBS. We also currently receive three vendor quotes for the MSR in our investment portfolio. For Agency RMBS, the third-party pricing providers and brokers use pricing models that commonly incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. For non-Agency RMBS, the third-party pricing providers and brokers utilize both observable and unobservable inputs such as pool‑specific characteristics (i.e., loan age, loan size, credit quality of borrowers, vintage, servicer quality), floating rate indices, prepayment and default assumptions, and recent trading of the same or similar securities. For MSR and residential mortgage loans, vendors use pricing models that generally incorporate observable inputs such as principal balance, note rate, geographical location, loan-to-value (LTV) ratios, FICO, appraised value and other loan characteristics, along with observed market yields, securitization economics and trading levels. Additionally for MSR, pricing providers will customarily incorporate loan servicing cost, servicing fee, ancillary income, and earnings rate on escrow as observable inputs. Unobservable or model-driven inputs include forecast cumulative defaults, default curve, forecast loss severity and forecast voluntary prepayment.
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

Market Conditions and Outlook
The key macroeconomic factors that impact our business are U.S. residential and commercial property prices, national employment rates and the interest rate environment. Home prices increased modestly through the first half of 2017 and are expected to gradually appreciate over the next several years. Credit standards remain tight, despite a modest easing in recent periods, and have limited borrowers’ ability to refinance their mortgages notwithstanding low interest rates and government programs that promote refinancing. Employment market conditions remain relatively solid as jobless claims, unemployment and payroll data are showing stability, although underemployment levels remain high and new job creation has not generated meaningful wage growth. Other than LTV ratios and cash reserves, we believe employment is the most powerful determinant of homeowners’ ongoing likelihood to pay their mortgages. Home price performance and employment are particularly important to our non-Agency portfolio.
The Federal Reserve has continued to modestly raise the Federal Funds Target, recently noting a roughly balanced outlook, with two increases so far in 2017. At the same time, due in part to the absence of meaningful inflation, longer term rates in the U.S. are lower and the interest curve is flatter. The Trump administration continues to focus on several issues that could impact interest rates, the U.S. economy and U.S. businesses, including but not limited to tax reform, deregulation, fiscal spending measures and trade. While there is much uncertainty regarding the timing and specifics of any policy changes, any such actions could affect our business. Nevertheless, interest rates remain at historically low levels and that environment is expected to persist in the near term, as the Federal Reserve has reiterated it will take a measured and conservative approach to future interest rate decisions. While the Federal Reserve appears poised to reduce its mortgage-backed securities holdings in the near term, the plan seems to be to focus on a gradual approach which reduces reinvestment of principal and interest but with a capped amount that increases over time.
We believe our blended Agency and non-Agency RMBS portfolio and our investing expertise, as well as our operational capabilities to invest in MSR, will allow us to better navigate the dynamic mortgage market while future regulatory and policy activities take shape. Having a diversified portfolio allows us to mitigate a variety of risks, including interest rate and RMBS spread volatility.

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
The following table provides the carrying value of our RMBS portfolio by product type:

(dollars in thousands)	June 30, 2017		December 31, 2016
Agency
Fixed Rate	$14,144,533	85.5%	$11,196,011	84.5%
Hybrid ARM	26,735	0.2%	30,463	0.2%
Total Agency	14,171,268	85.7%	11,226,474	84.7%
Agency Derivatives	108,331	0.7%	126,599	1.0%
Non-Agency
Senior	1,418,375	8.6%	1,210,462	9.1%
Mezzanine	832,172	5.0%	687,644	5.2%
Interest-only securities	5,895	—%	4,277	—%
Total Non-Agency	2,256,442	13.6%	1,902,383	14.4%
Total	$16,536,041		$13,255,456

Prepayment speeds and volatility due to interest rates
Our Agency RMBS portfolio is subject to inherent prepayment risk. We seek to offset a portion of our Agency pool exposure to prepayment speeds through our MSR and interest-only Agency RMBS portfolios. Generally, a decline in interest rates that leads to rising prepayment speeds will cause the market value of our interest-only securities and MSR to deteriorate, and our fixed coupon Agency pools to increase. The inverse relationship occurs when interest rates increase and prepayments slow. As previously discussed, despite the Federal Reserve raising rates again in March 2017 and June 2017, the low interest rate environment is expected to persist in the near term. However, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, could cause prepayment speeds to increase on many RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios, including an overall faster prepayment environment.
The following table provides the three-month weighted average constant prepayment rate, or CPR, on our Agency RMBS throughout 2017:

	Three Months Ended
Agency RMBS	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Weighted Average CPR	8.0%	5.6%	7.1%	9.7%

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
The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	As of June 30, 2017
(dollars in thousands)	Principal/ Current Face	Carrying Value	% of Agency Portfolio	% Prepayment Protected	Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
3.0-3.5%	$4,342,926	$4,476,607	31.4%	74.8%	3.5%	$4,537,932	10
4.0-4.5%	8,097,132	8,673,683	60.7%	92.9%	4.2%	8,669,698	21
≥ 5%	490,649	547,916	3.8%	84.2%	5.5%	530,641	86
	12,930,707	13,698,206	95.9%	86.6%	4.0%	13,738,271	20
15-Year & Other Fixed	232,321	231,174	1.6%	0.7%	4.7%	225,286	146
Hybrid ARM	25,091	26,735	0.2%	—%	4.8%	26,477	159
Interest-only	3,024,741	215,153	1.5%	—%	2.2%	236,222	71
Agency Derivatives	659,768	108,331	0.8%	—%	5.3%	97,528	158
Total Agency RMBS	$16,872,628	$14,279,599	100.0%	83.1%		$14,323,784

	As of December 31, 2016
(dollars in thousands)	Principal/ Current Face	Carrying Value	% of Agency Portfolio	% Prepayment Protected	Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
3.0-3.5%	$6,652,972	$6,762,130	59.6%	70.5%	3.3%	$6,909,378	5
4.0-4.5%	3,237,989	3,462,866	30.5%	100.0%	4.2%	3,480,181	42
≥ 5%	455,030	511,738	4.5%	100.0%	5.5%	490,706	96
	10,345,991	10,736,734	94.6%	81.4%	3.7%	10,880,265	21
15-Year & Other Fixed	234,949	229,928	2.0%	0.8%	4.6%	227,918	141
Hybrid ARM	28,582	30,463	0.3%	—%	4.9%	30,165	154
Interest-only	2,961,895	229,349	2.0%	—%	2.3%	246,373	39
Agency Derivatives	740,844	126,599	1.1%	—%	5.2%	109,762	152
Total Agency RMBS	$14,312,261	$11,353,073	100.0%	77.0%		$11,494,483

Our non-Agency RMBS yields are expected to increase if prepayment rates on such assets exceed our prepayment assumptions. To the extent that prepayment speeds increase due to macroeconomic factors, we expect to benefit from the ability to recognize the income from the heavily discounted RMBS prices that principally arose from credit or payment default expectations.

The following tables provide discount information on our non-Agency RMBS portfolio:

	As of June 30, 2017
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$1,819,091	$1,080,605	$177,716	$3,077,412
Unamortized discount
Designated credit reserve	(328,701)	(105,035)	—	(433,736)
Unamortized net discount	(386,444)	(248,457)	(171,363)	(806,264)
Amortized Cost	$1,103,946	$727,113	$6,353	$1,837,412

	As of December 31, 2016
(in thousands)	Principal and Interest Securities		Interest-Only Securities	Total
	Senior	Mezzanine
Face Value	$1,622,604	$924,000	$185,535	$2,732,139
Unamortized discount
Designated credit reserve	(315,009)	(52,428)	—	(367,437)
Unamortized net discount	(377,017)	(250,786)	(181,172)	(808,975)
Amortized Cost	$930,578	$620,786	$4,363	$1,555,727

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
Counterparty exposure and leverage ratio
We monitor counterparty exposure in our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations and we attempt to manage our cash balances across these organizations to reduce our exposure to a single counterparty. We include in the following discussion the obligations and borrowing capacity of Granite Point due to its consolidation on our condensed consolidated balance sheet; however, we do not have access to their cash nor do we have any obligation to fund Granite Point’s investments or obligations with respect to Granite Point’s financing arrangements.

As of June 30, 2017, we had entered into repurchase agreements with 32 counterparties, 25 of which had outstanding balances at June 30, 2017, including five facilities that provide both short- and long-term financing for our commercial real estate collateral with outstanding balances at June 30, 2017. In addition, we held long-term secured advances from the FHLB, short-term borrowings under revolving credit facilities and long-term unsecured convertible senior notes. As of June 30, 2017, we had a total consolidated debt-to-equity ratio of 5.2:1.0. The debt-to-equity ratio funding our RMBS AFS, commercial real estate assets, MSR and Agency Derivatives only, which includes unsecured borrowings under convertible senior notes, was 4.5:1.0. We believe the debt-to-equity ratio funding our RMBS AFS, commercial real estate assets, MSR and Agency Derivatives is the most meaningful debt-to-equity measure as collateralized borrowings on residential mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity.
As of June 30, 2017, we held $651.7 million in cash and cash equivalents, approximately $2.1 million of unpledged Agency securities and derivatives and $51.5 million of unpledged non-Agency securities and retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP. As a result, we had an overall estimated unused borrowing capacity on our unpledged RMBS and retained interests of approximately $37.8 million. We also held approximately $89.3 million of unpledged mezzanine commercial real estate loans and $90.2 million of unpledged commercial real estate first mortgages, and had an overall estimated unused borrowing capacity on unpledged commercial real estate assets of approximately $110.5 million, which may be used to fund Granite Point’s target assets. As of June 30, 2017, we held approximately $732.0 million of unpledged MSR and had an overall estimated unused borrowing capacity on unpledged MSR of approximately $50.0 million. We also held approximately $31.9 million of unpledged residential mortgage loans held-for-sale, for which we had no unused borrowing capacity. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided or the inability to meet lenders’ eligibility requirements for specific types of asset classes. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than if we carried higher leverage.
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

Summary of Results of Operations and Financial Condition
Our GAAP net income attributable to common stockholders was $4.3 million and $76.3 million ($0.01 and $0.22 per weighted share) for the three and six months ended June 30, 2017, as compared to GAAP net loss attributable to common stockholders of $17.0 million and $105.9 million ($(0.05) and $(0.30) per weighted share) for the three and six months ended June 30, 2016.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding Agency interest-only securities and GSE credit risk transfer securities, do not impact our GAAP net income (loss) or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” As a result of this fair value accounting through stockholders’ equity, we expect our net income (loss) to have less significant fluctuations and result in less U.S. GAAP to taxable income timing differences, than if the portfolio were accounted for as trading instruments. For the three and six months ended June 30, 2017, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $81.6 million and $155.4 million, respectively. This, combined with GAAP net income attributable to common stockholders of $4.3 million and $76.3 million, resulted in comprehensive income attributable to common stockholders of $85.9 million and $231.7 million for the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2016, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $139.3 million and $160.6 million, respectively. This, combined with GAAP net loss attributable to common stockholders of $17.0 million and $105.9 million, resulted in comprehensive income attributable to common stockholders of $122.3 million and $54.7 million for the three and six months ended June 30, 2016, respectively.
Our book value per common share for U.S. GAAP purposes was $9.87 at June 30, 2017, an increase from $9.78 book value per common share at December 31, 2016. During this six month period, we recognized comprehensive income attributable to common stockholders of $231.7 million, which drove the overall increase in book value, offset by common dividends declared of $178.0 million.

The following tables present the components of our comprehensive income for the three and six months ended June 30, 2017 and 2016:

(in thousands, except share data)	Three Months Ended		Six Months Ended
Income Statement Data:	June 30,		June 30,
	2017	2016	2017	2016
Interest income:	(unaudited)		(unaudited)
Available-for-sale securities	$150,166	$101,512	$285,739	$180,940
Commercial real estate assets	25,840	13,300	49,410	24,372
Residential mortgage loans held-for-investment in securitization trusts	30,826	34,499	62,454	67,270
Residential mortgage loans held-for-sale	503	4,960	901	12,162
Cash and cash equivalents	1,226	505	1,679	795
Total interest income	208,561	154,776	400,183	285,539
Interest expense:
Repurchase agreements	49,299	22,697	86,311	38,726
Collateralized borrowings in securitization trusts	24,843	25,184	50,229	44,543
Federal Home Loan Bank advances	11,444	6,088	20,237	12,060
Revolving credit facilities	597	—	1,026	—
Convertible senior notes	4,591	—	8,412	—
Total interest expense	90,774	53,969	166,215	95,329
Net interest income	117,787	100,807	233,968	190,210
Other-than-temporary impairment losses	(429)	(90)	(429)	(807)
Other income (loss):
Gain (loss) on investment securities	31,249	8,331	(21,103)	37,805
Loss on interest rate swap and swaption agreements	(76,710)	(12,708)	(66,783)	(138,192)
Loss on other derivative instruments	(19,540)	(48,051)	(47,404)	(32,036)
Servicing income	51,308	35,816	91,081	69,949
Loss on servicing asset	(46,630)	(76,535)	(61,195)	(177,975)
Gain on residential mortgage loans held-for-sale	333	7,734	1,794	18,537
Other income (loss)	2,793	(9,561)	10,828	(6,734)
Total other loss	(57,197)	(94,974)	(92,782)	(228,646)
Expenses:
Management fees	11,772	11,837	23,242	23,881
Servicing expenses	11,603	7,576	17,223	15,437
Securitization deal costs	—	429	—	4,161
Other operating expenses	19,371	17,644	35,408	32,500
Total expenses	42,746	37,486	75,873	75,979
Income (loss) before income taxes	17,415	(31,743)	64,884	(115,222)
Provision for (benefit from) income taxes	8,757	(14,762)	(15,759)	(9,311)
Net income (loss)	8,658	(16,981)	80,643	(105,911)
Net income attributable to noncontrolling interest	40	—	40	—
Net income (loss) attributable to Two Harbors Investment Corp.	8,618	(16,981)	80,603	(105,911)
Dividends on preferred stock	4,285	—	4,285	—
Net income (loss) attributable to common stockholders	$4,333	$(16,981)	$76,318	$(105,911)

(in thousands)	Three Months Ended		Six Months Ended
Income Statement Data:	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Basic and diluted earnings (loss) per weighted average common share	$0.01	$(0.05)	$0.22	$(0.30)
Dividends declared per common share	$0.26	$0.23	$0.51	$0.46
Basic and diluted weighted average number of shares of common stock outstanding	348,946,335	347,597,955	348,756,189	348,516,985
Comprehensive income:
Net income (loss)	$8,658	$(16,981)	$80,643	$(105,911)
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	81,628	139,291	155,390	160,636
Other comprehensive income	81,628	139,291	155,390	160,636
Comprehensive income	90,286	122,310	236,033	54,725
Comprehensive income attributable to noncontrolling interest	42	—	42	—
Comprehensive income attributable to Two Harbors Investment Corp.	90,244	122,310	235,991	54,725
Dividends on preferred stock	4,285	—	4,285	—
Comprehensive income attributable to common stockholders	$85,959	$122,310	$231,706	$54,725

(in thousands)	June 30, 2017	December 31, 2016
Balance Sheet Data:
	(unaudited)
Available-for-sale securities	$16,427,710	$13,128,857
Total assets	$23,781,033	$20,112,056
Repurchase agreements	$13,316,881	$9,316,351
Federal Home Loan Bank advances	$3,238,762	$4,000,000
Total stockholders’ equity	$3,588,421	$3,401,111
Total equity	$3,784,109	$3,401,111

Results of Operations
The following analysis focuses on financial results during the three and six months ended June 30, 2017 and 2016.
Interest Income
Interest income increased from $154.8 million and $285.5 million for the three and six months ended June 30, 2016, respectively, to $208.6 million and $400.2 million for the same periods in 2017 due to the growth of our RMBS AFS and commercial real estate portfolios, offset by the sale of substantially all of our remaining prime nonconforming residential mortgage loans held-for-sale during the latter half of 2016.
Interest Expense
Interest expense increased from $54.0 million and $95.3 million for the three and six months ended June 30, 2016 to $90.8 million and $166.2 million for the same periods in 2017 due to increased financing on RMBS AFS and commercial real estate assets due to purchases, increases in the borrowing rates offered by counterparties, increased interest expense on collateralized borrowings due to sales of retained interests from our on-balance sheet securitizations, the addition of revolving credit facilities for financing of mortgage servicing rights and the issuance of convertible senior notes during the six months ended June 30, 2017.

Net Interest Income
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by liability and/or collateral type, and net interest income and average annualized net interest rate spread for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income	Net Asset Yield
Interest-earning assets
Agency available-for-sale securities	$14,812,537	$112,261	3.0%	$13,970,784	$211,159	3.0%
Non-Agency available-for-sale securities	1,803,212	37,905	8.4%	1,721,392	74,580	8.7%
Commercial real estate assets	1,659,422	25,840	6.2%	1,590,532	49,410	6.2%
Residential mortgage loans held-for-investment in securitization trusts	3,162,332	30,826	3.9%	3,205,416	62,454	3.9%
Residential mortgage loans held-for-sale	35,070	503	5.7%	37,463	901	4.8%
Other		1,226			1,679
Total interest income/net asset yield	$21,472,573	$208,561	3.9%	$20,525,587	$400,183	3.9%
Interest-bearing liabilities
Repurchase agreements, FHLB advances and borrowings in securitization trusts collateralized by:
Agency available-for-sale securities	$14,005,060	$41,421	1.2%	$13,222,095	$71,304	1.1%
Non-Agency available-for-sale securities	1,402,827	10,204	2.9%	1,322,935	18,766	2.8%
Commercial real estate assets	1,186,895	7,709	2.6%	1,143,825	13,754	2.4%
Residential mortgage loans held-for-investment in securitization trusts	3,098,818	25,832	3.3%	3,139,907	52,110	3.3%
Residential mortgage loans held-for-sale	—	—	—%	—	—	—%
Agency derivatives	84,282	420	2.0%	88,448	843	1.9%
Financing of mortgage servicing rights and other unassignable: (3)
Revolving credit facilities	37,626	597	6.3%	33,061	1,026	6.2%
Convertible senior notes	282,292	4,591	6.5%	261,994	8,412	6.4%
Total interest expense/cost of funds	$20,097,800	90,774	1.8%	$19,212,265	166,215	1.7%
Net interest income/spread (4)		$117,787	2.1%		$233,968	2.2%

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Agency available-for-sale securities	$10,327,530	$74,020	2.9%	$8,462,512	$124,593	2.9%
Non-Agency available-for-sale securities	1,353,532	27,492	8.1%	1,376,822	56,347	8.2%
Commercial real estate assets	852,579	13,300	6.2%	771,818	24,372	6.3%
Residential mortgage loans held-for-investment in securitization trusts	3,580,071	34,499	3.9%	3,477,287	67,270	3.9%
Residential mortgage loans held-for-sale	487,575	4,960	4.1%	596,256	12,162	4.1%
Other		505			795
Total interest income/net asset yield	$16,601,287	$154,776	3.7%	$14,684,695	$285,539	3.9%
Interest-bearing liabilities
Repurchase agreements, FHLB advances and borrowings in securitization trusts collateralized by:
Agency available-for-sale securities	$9,767,926	$17,126	0.7%	$8,018,172	$27,824	0.7%
Non-Agency available-for-sale securities	1,100,685	6,716	2.4%	1,122,495	13,275	2.4%
Commercial real estate assets	536,703	2,520	1.9%	437,436	3,916	1.8%
Residential mortgage loans held-for-investment in securitization trusts	3,519,242	26,553	3.0%	3,363,708	48,034	2.9%
Residential mortgage loans held-for-sale	327,678	632	0.8%	406,172	1,452	0.7%
Agency derivatives	111,165	422	1.5%	113,683	828	1.5%
Financing of mortgage servicing rights and other unassignable: (3)
Revolving credit facilities	—	—	—%	—	—	—%
Convertible senior notes	—	—	—%	—	—	—%
Total interest expense/cost of funds	$15,363,399	53,969	1.4%	$13,461,666	95,329	1.4%
Net interest income/spread (4)		$100,807	2.3%		$190,210	2.5%
____________________

(1)
Average balance represents average amortized cost on AFS securities, commercial real estate assets and Agency Derivatives and average unpaid principal balance, adjusted for purchase price changes, on residential mortgage loans held-for-investment in securitization trusts and residential mortgage loans held-for-sale.

(2)
Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in loss on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive income. For the three and six months ended June 30, 2017, our total average cost of funds on the assets assigned as collateral for borrowings shown in the table above, including interest spread expense associated with interest rate swaps, was 1.9% and 1.9%, respectively, compared to 1.6% and 1.7% for the same periods in 2016.

(3)	Yields on mortgage servicing rights not shown as these assets do not earn interest.

(4)
Net interest spread does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in loss on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive income. For the three and six months ended June 30, 2017, our total average net interest rate spread on the assets and liabilities shown in the table above, including interest spread expense associated with interest rate swaps, was 2.0% and 2.0%, respectively, compared to 2.2% and 2.3% for the same periods in 2016.

The increase in yields on Agency AFS securities for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was predominantly driven by purchases of pools with higher yields and sales of pools with lower yields. The increase in cost of funds associated with the financing of Agency AFS securities for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was the result of increases in the borrowing rates offered by counterparties.
The increase in yields on non-Agency RMBS for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was due to continued improvement in legacy non-Agency fundamentals, credit performance and prepayments. The increase in cost of funds associated with the financing of non-Agency AFS securities for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was the result of increases in the borrowing rates offered by counterparties.

Yields on commercial real estate assets for the three months ended June 30, 2017 were generally consistent with those for the same period in 2016. The decrease in yields on commercial real estate assets for the six months ended June 30, 2017, as compared to the same period in 2016, was predominantly driven by an increase in the proportion of first mortgages held in the portfolio (relative to mezzanine commercial real estate loans) resulting from the origination of a higher proportion of first mortgages during the latter portion of 2016 and the three and six months ended June 30, 2017. The increase in cost of funds on commercial real estate assets for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was primarily the result of increases in borrowing rates and secondarily the result of an increase in the proportion of total borrowings financed through repurchase agreements (relative to FHLB advances).
Yields on residential mortgage loans held-for-investment in securitization trusts for the three and six months ended June 30, 2017 were generally consistent with those for the same periods in 2016. The increase in cost of funds associated with the financing of residential mortgage loans held-for-investment in securitization trusts for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was primarily the result of the sale of retained interests from our on-balance sheet securitizations in 2016, thereby increasing the amount of collateralized borrowings in securitization trusts.
The increase in yields on residential mortgage loans held-for-sale for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was due to the sale of substantially all of our remaining prime nonconforming residential mortgage loans held-for-sale during the latter half of 2016. We did not have any financing of residential mortgage loans held-for-sale in place for the three and six months ended June 30, 2017.
The increase in cost of funds associated with the financing of Agency Derivatives for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was the result of increases in the borrowing rates offered by counterparties.
We did not have any financing of mortgage servicing rights in place for the three and six months ended June 30, 2016.
Our convertible senior notes were issued in January 2017, are unsecured and pay interest semiannually at a rate of 6.25% per annum.
The following tables present the components of the yield earned by investment type on our RMBS AFS portfolio as a percentage of our average amortized cost of securities for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.0%	3.5%	4.0%	4.0%	3.5%	3.9%
Net (premium amortization) discount accretion	(1.0)%	4.9%	(0.4)%	(1.0)%	5.2%	(0.3)%
Net yield (2)	3.0%	8.4%	3.6%	3.0%	8.7%	3.6%

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.0%	3.5%	3.9%	4.2%	3.5%	4.1%
Net (premium amortization) discount accretion	(1.1)%	4.6%	(0.4)%	(1.3)%	4.7%	(0.4)%
Net yield (2)	2.9%	8.1%	3.5%	2.9%	8.2%	3.7%
____________________

(1)
Excludes Agency Derivatives. For the three and six months ended June 30, 2017, the average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.1% and 3.1%, respectively, compared to 3.0% and 3.2% for the same periods in 2016.

(2)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. During both the three and six months ended June 30, 2017, we recorded $0.4 million in other-than-temporary credit impairments on one non-Agency RMBS where the future expected cash flows for the security were less than its amortized cost. During the three and six months ended June 30, 2016, we recorded $0.1 million and $0.8 million, respectively, in other-than-temporary credit impairments on three non-Agency RMBS where the future expected cash flows for each security were less than its amortized cost. For further information about evaluating AFS securities for OTTI, refer to Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements.

Gain (Loss) on Investment Securities
During the three and six months ended June 30, 2017, we sold AFS securities for $2.7 billion and $5.1 billion with an amortized cost of $2.6 billion and $5.1 billion, for net realized gains of $33.3 million and losses of $17.1 million, respectively. During the three and six months ended June 30, 2016, we sold AFS securities for $1.5 billion and $3.8 billion with an amortized cost of $1.5 billion and $3.7 billion, for net realized gains of $9.9 million and $31.6 million, respectively. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that we believe have higher risk-adjusted returns.
For the three and six months ended June 30, 2017, Agency interest-only mortgage-backed securities experienced a change in unrealized losses of $2.1 million and $4.0 million, respectively. For the three and six months ended June 30, 2016, Agency interest-only mortgage-backed securities and GSE credit risk transfer securities experienced a change in unrealized losses of $1.5 million and and a change in unrealized gains of $6.2 million, respectively. The increase in change in unrealized losses (decrease in gains) for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was predominantly driven by higher prepayment expectations on Agency interest-only mortgage-backed securities.
Loss on Interest Rate Swap and Swaption Agreements
For the three and six months ended June 30, 2017, we recognized $2.6 million and $10.5 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest and receiving either LIBOR interest or a fixed interest rate on an average $17.5 billion and $18.1 billion notional, respectively, held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. For the three and six months ended June 30, 2016, we recognized $7.7 million and $13.8 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest and receiving either LIBOR interest or a fixed interest rate on an average $14.8 billion and $14.9 billion notional, respectively, held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk.
During the three and six months ended June 30, 2017, we terminated, had agreements mature or had options expire on 40 and 72 interest rate swap and swaption positions of $18.6 billion and $37.5 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $15.4 million and $22.6 million in full settlement of our net interest spread liability and recognized $30.1 million in realized losses and $35.9 million in realized gains on the swaps and swaptions for the three and six months ended June 30, 2017, respectively, including early termination penalties. During the three and six months ended June 30, 2016, we terminated, had agreements mature or had options expire on 30 and 55 interest rate swap and swaption positions of $11.0 billion and $19.7 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $2.5 million and $2.0 million in full settlement of our net interest spread liability and recognized $55.1 million and $24.5 million in realized losses on the swaps and swaptions for the three and six months ended June 30, 2016, respectively, including early termination penalties. We elected to terminate certain swaps and swaptions during these periods to align with our investment portfolio.
Also included in our financial results for the three and six months ended June 30, 2017, was the recognition of a change in unrealized valuation losses of $44.1 million and $92.3 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments, compared to a change in unrealized valuation gains of $50.1 million and losses of $99.9 million for the same periods in 2016. The change in fair value of interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three and six months ended June 30, 2017 and 2016. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive income, net of tax, or to gain (loss) on investment securities, in the case of Agency interest-only securities.
The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Net interest spread	$(2,574)	$(7,656)	$(10,478)	$(13,846)
Early termination, agreement maturation and option expiration (losses) gains	(30,083)	(55,116)	35,948	(24,487)
Change in unrealized (loss) gain on interest rate swap and swaption agreements, at fair value	(44,053)	50,064	(92,253)	(99,859)
Loss on interest rate swap and swaption agreements	$(76,710)	$(12,708)	$(66,783)	$(138,192)

Loss on Other Derivative Instruments
Included in our financial results for the three and six months ended June 30, 2017, was the recognition of $19.5 million and $47.4 million of losses, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, put and call options for TBAs, Markit IOS total return swaps and inverse interest-only securities. Included within these results for the three and six months ended June 30, 2017, was the recognition of $3.3 million and $7.2 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $99.3 million and $100.9 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. As these derivative instruments are considered trading instruments, our financial results include both realized and unrealized gains (losses) associated with these instruments.
Included in our financial results for the three and six months ended June 30, 2016, was the recognition of $48.1 million and $32.0 million of losses, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, put and call options for TBAs, Markit IOS total return swaps, credit default swaps and inverse interest-only securities. Included within these results for the three and six months ended June 30, 2016, was the recognition of $5.5 million and $11.4 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $126.8 million and $128.9 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. Since our derivative instruments are generally used for purposes of hedging our interest rate and credit risk exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our RMBS AFS and residential mortgage loan portfolios.
Servicing Income
For the three and six months ended June 30, 2017, we recognized total servicing income of $51.3 million and $91.1 million, respectively. These amounts include servicing fee income of $49.4 million and $87.9 million, ancillary fee income of $0.2 million and $0.3 million, and float income of $1.7 million and $2.8 million, respectively. For the three and six months ended June 30, 2016, we recognized total servicing income of $35.8 million and $69.9 million, respectively. These amounts include servicing fee income of $34.4 million and $67.5 million, ancillary fee income of $0.5 million and $1.0 million, and float income of $0.9 million and $1.4 million, respectively. The increase in servicing income for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was the result of an increase in the size of our MSR portfolio.
Loss on Servicing Asset
For the three and six months ended June 30, 2017, loss on servicing asset of $46.6 million and $61.2 million, respectively, includes a decrease in fair value of MSR due to realization of cash flows (runoff) of $20.0 million and $37.9 million, respectively, and a decrease in fair value of MSR due to changes in valuation inputs or assumptions of $26.1 million and $22.9 million, respectively. Additionally, we recognized losses on sales of MSR of $0.6 million and $0.3 million for the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2016, loss on servicing asset of $76.5 million and $178.0 million, respectively, includes a decrease in fair value of MSR due to realization of cash flows (runoff) of $17.5 million and $34.5 million, respectively, and a decrease in fair value of MSR due to changes in valuation inputs or assumptions of $59.1 million and $143.4 million, respectively. The decrease in loss on servicing asset for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was predominantly driven by a decrease in prepayment speed assumptions, offset by portfolio runoff during the three and six months ended June 30, 2017.
Gain on Residential Mortgage Loans Held-for-Sale
For the three and six months ended June 30, 2017, we recorded gains of $0.3 million and $1.8 million, respectively, on residential mortgage loans held-for-sale. For the three and six months ended June 30, 2016, we recorded gains of $7.7 million and $18.5 million, respectively, on residential mortgage loans held-for-sale. The decrease in gains on residential mortgage loans held-for-sale during the three and six months ended June 30, 2017, as compared to the same periods in 2016, was due to the sale of substantially all of our prime nonconforming residential mortgage loans held-for-sale during the latter half of 2016.

Other Income (Loss)
For the three and six months ended June 30, 2017, we recorded other income of $2.8 million and $10.8 million, which includes $17.9 million and $30.9 million in gains on residential mortgage loans held-for-investment in securitization trusts and $16.5 million and $22.8 million in losses, respectively, on collateralized borrowings in securitization trusts. Also included in other income for the three and six months ended June 30, 2017 was other mortgage loan revenue of $19,805 and $55,662 and dividend income on our FHLB stock of $1.4 million and $2.8 million, respectively. For the three and six months ended June 30, 2016, we recorded other loss of $9.6 million and $6.7 million, which includes $15.6 million and $39.1 million in gains, respectively, on residential mortgage loans held-for-investment in securitization trusts, offset by $26.5 million and $48.5 million in losses, respectively, on collateralized borrowings in securitization trusts. Also included in other income (loss) for the three and six months ended June 30, 2016 was other mortgage loan revenue of $0.1 million and $0.1 million and dividend income on our FHLB stock of $1.4 million and $2.7 million, respectively. The increase in other income for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was driven by increases in interest rates during the three and six months ended June 30, 2017.
Management Fees
We incurred management fees of $11.7 million and $23.1 million for the three and six months ended June 30, 2017 and $11.8 million and $23.9 million for the three and six months ended June 30, 2016, respectively, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement.
Additionally, in accordance with Granite Point’s management agreement with Pine River, we incurred management fees of $0.1 million for both the three and six months ended June 30, 2017. Granite Point’s management fee is also calculated based on its equity with certain adjustments outlined in the management agreement. See further discussion of the management fee calculations in Note 24 - Related Party Transactions of the notes to the condensed consolidated financial statements.
Servicing Expenses
For the three and six months ended June 30, 2017, we recognized $11.6 million and $17.2 million, respectively, in servicing expenses generally related to the subservicing of MSR, commercial real estate assets and residential mortgage loans, compared to $7.6 million and $15.4 million for the same periods in 2016. The increase in servicing expenses during the three and six months ended June 30, 2017, as compared to the same periods in 2016, was the result of an increase in the size of our MSR and commercial real estate portfolios as well as the recognition of de-boarding and transfer fees as we repositioned our MSR portfolio across our subservicer network during the three and six months ended June 30, 2017.
Securitization Deal Costs
Due to the discontinuation of our mortgage loan conduit and securitization business, we did not record any securitization deal costs related to the sponsoring of securitization trusts during the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, we recognized net upfront securitization deal costs of $0.4 million and $4.2 million. These costs are included when evaluating the economics of a securitization; however, the election of the fair value option for the assets and liabilities held in the securitization trusts requires the expense to be recognized upfront on the condensed consolidated statements of comprehensive income. We do not expect to incur securitization deal costs going forward.
Other Operating Expenses
For the three and six months ended June 30, 2017, we recognized $19.4 million and $35.4 million of other operating expenses, which includes $2.2 million of transaction expenses related to the initial public offering of Granite Point stock. Excluding these transaction expenses, our annualized expense ratio was 1.9% of average common equity for both respective periods. For the three and six months ended June 30, 2016, we recognized $17.6 million and $32.5 million of other operating expenses, which represents an annualized expense ratio of 2.1% and 1.9% of average common equity, respectively. The decrease of our operating expense ratio for the three months ended June 30, 2017 resulted primarily from an increase in our average equity balance due to the issuance of preferred stock during the six months ended June 30, 2017.

Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three and six months ended June 30, 2017, these direct and allocated costs totaled approximately $6.5 million and $14.0 million, respectively, compared to $6.0 million and $12.8 million for the same periods in 2016. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer and general counsel of $0.2 million and $1.3 million for the three and six months ended June 30, 2017 and $0.2 million and $1.4 million for the three and six months ended June 30, 2016, respectively. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement; we do not reimburse PRCM Advisers for any expenses related to the compensation of our chief executive officer or chief investment officer. Equity based compensation expense for the three and six months ended June 30, 2017 and 2016 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Company’s Second Restated 2009 Equity Incentive Plan, or the Plan (see discussion in Note 21 - Equity Incentive Plan), including our chief executive officer, chief investment officer, principal financial officer and general counsel of $2.1 million and $4.3 million, compared to $2.4 million and $4.0 million for the three and six months ended June 30, 2016, respectively.
We have direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services, technology and certain office lease payments, but most of our expenses with third-party vendors are paid directly by us.
Income Taxes
During the three and six months ended June 30, 2017, our TRSs recognized a provision for income taxes of $8.8 million and a benefit from income taxes of $15.8 million, respectively. The provision for the three months ended June 30, 2017 was primarily due to realized gains on sales of AFS securities held in our TRSs, while the benefit for the six months ended June 30, 2017 was primarily due to realized losses on sales of AFS securities and net losses incurred on derivative instruments held in our TRSs. . During the three and six months ended June 30, 2016, our TRSs recognized a benefit from income taxes of $14.8 million and $9.3 million, respectively, which was primarily due to losses incurred on MSR and derivative instruments held in the TRSs. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.

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
The table below summarizes certain characteristics of our Agency RMBS AFS securities at June 30, 2017:

	June 30, 2017
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities
Fixed	$13,163,028	$800,529	$13,963,557	$70,247	$(104,424)	$13,929,380	4.04%	$106.55
Hybrid ARM	25,091	1,386	26,477	522	(264)	26,735	4.83%	$108.26
Total P&I Securities	13,188,119	801,915	13,990,034	70,769	(104,688)	13,956,115	4.04%	$106.56
Interest-only securities
Fixed	371,282	(314,267)	57,015	3,302	(814)	59,503	3.81%	$17.37
Fixed Other (1)	2,653,459	(2,474,252)	179,207	10,710	(34,267)	155,650	1.58%	$8.84
Total	$16,212,860	$(1,986,604)	$14,226,256	$84,781	$(139,769)	$14,171,268
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

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of June 30, 2017, on an annualized basis, was 8.0%.
The following table summarizes the number of months until the next reset for our floating or adjustable rate Agency RMBS AFS mortgage portfolio at June 30, 2017:

(in thousands)	June 30, 2017
0-12 months	$26,464
13-36 months	271
Total	$26,735

Non-Agency RMBS
Our non-Agency RMBS portfolio is comprised of senior and mezzanine tranches of mortgage-backed securities, and excludes the retained interests from our on-balance sheet securitizations, as they are eliminated in consolidation in accordance with U.S. GAAP. The following table provides investment information on our non-Agency RMBS as of June 30, 2017:

	As of June 30, 2017
(in thousands)	Principal/current face	Accretable purchase discount	Credit reserve purchase discount	Amortized cost	Unrealized gain	Unrealized loss	Carrying value
Principal and interest securities
Senior	$1,819,091	$(386,444)	$(328,701)	$1,103,946	$315,948	$(1,519)	$1,418,375
Mezzanine	1,080,605	(248,457)	(105,035)	727,113	106,831	(1,772)	832,172
Total P&I Securities	2,899,696	(634,901)	(433,736)	1,831,059	422,779	(3,291)	2,250,547
Interest-only securities	177,716	(171,363)	—	6,353	105	(563)	5,895
Total	$3,077,412	$(806,264)	$(433,736)	$1,837,412	$422,884	$(3,854)	$2,256,442

The majority of our non-Agency RMBS were rated at June 30, 2017. Note that credit ratings are based on the par value of the non-Agency RMBS, whereas the distressed non-Agency RMBS assets in our portfolio were acquired at heavily discounted prices. The following table summarizes the credit ratings of our non-Agency RMBS portfolio, based on the Bloomberg Index Rating, a composite of each of the four major credit rating agencies (i.e., DBRS Ltd., Moody’s Investors Services, Inc., Standard & Poor’s Corporation and Fitch, Inc.), as of June 30, 2017:

June 30, 2017
AAA	—%
AA	—%
A	0.1%
BBB	3.6%
BB	1.4%
B	3.6%
Below B	78.5%
Not rated	12.8%
Total	100.0%

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
Due to acquisitions of “legacy” non-Agency RMBS, our designated credit reserve as a percentage of total discount increased slightly from June 30, 2016 to June 30, 2017 (as disclosed in Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements). When focused on principal and interest securities, from June 30, 2016 to June 30, 2017, our designated credit reserve as a percentage of total discount increased from 38.4% to 40.6%.
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
The following tables present certain information by investment type and, if applicable, their respective underlying loan characteristics for our senior and mezzanine non-Agency RMBS, excluding our non-Agency interest-only portfolio, at June 30, 2017:

	At June 30, 2017
Non-Agency Principal and Interest (P&I) RMBS	Senior	Mezzanine	Total P&I
Carrying Value (in thousands)	$1,418,375	$832,172	$2,250,547
% of Non-Agency Portfolio	63.0%	37.0%	100.0%
Average Purchase Price (1)	$57.23	$66.12	$60.52
Average Coupon	2.9%	2.2%	2.6%
Average Fixed Coupon	5.7%	3.6%	4.6%
Average Floating Coupon	2.5%	1.9%	2.3%
Average Hybrid Coupon	5.2%	3.3%	4.3%
Collateral Attributes
Average Loan Age (months)	130	140	132
Average Loan Size (in thousands)	$362	$352	$359
Average Original Loan-to-Value	70.5%	69.6%	70.2%
Average Original FICO (2)	634	603	624
Current Performance
60+ day delinquencies	22.5%	20.1%	21.7%
Average Credit Enhancement (3)	9.2%	16.8%	11.6%
3-Month CPR (4)	5.4%	7.7%	6.2%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total non-Agency RMBS, excluding our non-Agency interest-only portfolio, would be $54.52, $63.98 and $58.04, respectively, at June 30, 2017.

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

	June 30, 2017
(dollars in thousands)	Senior		Mezzanine		Total P&I RMBS
Collateral Type	Carrying Value	% of Senior Portfolio	Carrying Value	% of Mezzanine Portfolio	Carrying Value	% of Non-Agency Portfolio
Prime	$28,024	2.0%	$13,989	1.7%	$42,013	1.9%
Alt-A	90,008	6.3%	82,937	10.0%	172,945	7.7%
POA	92,311	6.5%	126,142	15.2%	218,453	9.7%
Subprime	1,190,889	84.0%	445,534	53.5%	1,636,423	72.7%
Other	17,143	1.2%	163,570	19.6%	180,713	8.0%
Total	$1,418,375	100.0%	$832,172	100.0%	$2,250,547	100.0%

	June 30, 2017
(dollars in thousands)	Senior		Mezzanine		Total P&I RMBS
Coupon Type	Carrying Value	% of Senior Portfolio	Carrying Value	% of Mezzanine Portfolio	Carrying Value	% of Non-Agency Portfolio
Fixed Rate	$148,427	10.5%	$158,974	19.1%	$307,401	13.7%
Hybrid or Floating	1,269,948	89.5%	673,198	80.9%	1,943,146	86.3%
Total	$1,418,375	100.0%	$832,172	100.0%	$2,250,547	100.0%

	June 30, 2017
(dollars in thousands)	Senior		Mezzanine		Total P&I RMBS
Origination Year	Carrying Value	% of Senior Portfolio	Carrying Value	% of Mezzanine Portfolio	Carrying Value	% of Non-Agency Portfolio
2006 and Thereafter	$1,255,320	88.5%	$434,533	52.2%	$1,689,853	75.1%
2002-2005	158,276	11.2%	396,154	47.6%	554,430	24.6%
Pre-2002	4,779	0.3%	1,485	0.2%	6,264	0.3%
Total	$1,418,375	100.0%	$832,172	100.0%	$2,250,547	100.0%

Commercial Real Estate Assets
Through our controlling interest in Granite Point, we originate and purchase commercial real estate debt and related instruments generally to be held as long-term investments. These assets are classified as commercial real estate assets on our condensed consolidated balance sheets. Additionally, we are the sole certificate holder of a trust entity that holds a commercial real estate loan. The underlying loan held by the trust is consolidated on our condensed consolidated balance sheet and classified as commercial real estate assets. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the trust. Commercial real estate assets are reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the assets are deemed impaired.

The following tables summarize our commercial real estate assets by asset type, property type and geographic location as of June 30, 2017:

	June 30, 2017
(dollars in thousands)	First Mortgages	Mezzanine Loans	B-Notes	Total
Unpaid principal balance	$1,648,342	$132,969	$14,936	$1,796,247
Unamortized (discount) premium	(178)	(12)	—	(190)
Unamortized net deferred origination fees	(13,179)	(129)	—	(13,308)
Carrying value	$1,634,985	$132,828	$14,936	$1,782,749
Unfunded commitments	$213,703	$1,580	$—	$215,283
Number of loans	39	6	1	46
Weighted average coupon	5.6%	9.0%	8.0%	5.8%
Weighted average years to maturity (1)	2.6	2.0	9.6	2.6
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

(in thousands)	June 30, 2017
Property Type	Carrying Value	% of Commercial Portfolio
Office	$939,961	52.7%
Multifamily	264,920	14.9%
Retail	246,710	13.8%
Hotel	186,854	10.5%
Industrial	144,304	8.1%
Total	$1,782,749	100.0%

(in thousands)	June 30, 2017
Geographic Location	Carrying Value	% of Commercial Portfolio
Northeast	$655,248	36.8%
West	389,311	21.8%
Southwest	340,094	19.1%
Southeast	319,609	17.9%
Midwest	78,487	4.4%
Total	$1,782,749	100.0%

Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae, Freddie Mac and Ginnie Mae to own and manage MSR, which represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions for the loans underlying our MSR. As of June 30, 2017, our MSR had a fair market value of $898.0 million.

As of June 30, 2017, our MSR portfolio included MSR on 379,711 loans with an unpaid principal balance of approximately $84.8 billion. During 2016, we sold substantially all of our Ginnie Mae MSR portfolio. The following table summarizes certain characteristics of the loans underlying our MSR at June 30, 2017:

June 30, 2017
Unpaid principal balance (in thousands)	$84,814,247
Number of loans	379,711
Average Coupon	3.9%
Average Loan Age (months)	25
Average Loan Size (in thousands)	$223
Average Original Loan-to-Value	72.7%
Average Original FICO	754
60+ day delinquencies	0.2%
3-Month CPR	9.3%

Residential Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
We retain subordinated debt and excess servicing rights purchased from securitization trusts sponsored by either third parties or our subsidiaries. The underlying residential mortgage loans held by the trusts, which are consolidated on our condensed consolidated balance sheets, are classified as residential mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the condensed consolidated financial statements for additional information regarding consolidation of the securitization trusts. As of June 30, 2017, residential mortgage loans held-for-investment in securitization trusts had a carrying value of $3.1 billion.
Residential Mortgage Loans Held-for-Sale, at Fair Value
As of June 30, 2017, we held prime nonconforming residential mortgage loans with a carrying value of $0.5 million. In July 2016, we announced our plan to discontinue our mortgage loan conduit and securitization business. During the remainder of 2016, all remaining commitments to purchase mortgage loans were funded, an additional securitization transaction was completed and substantially all of the remaining prime nonconforming residential loans were sold through whole loan sale transactions. The wind down process was completed at the end of 2016.
We also hold a small legacy portfolio of CSL, which are loans where the borrower has previously experienced payment delinquencies and is more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default than on newly originated residential mortgage loans. As of June 30, 2017, we held CSL with a carrying value of $9.0 million.
Additionally, as the previous owner of MSR on loans from securitizations guaranteed by Ginnie Mae, we were obligated to purchase these loans from time to time in order to complete modifications on the mortgage loans or to convey foreclosed properties to HUD. As of June 30, 2017, we held Ginnie Mae buyout residential mortgage loans with a carrying value of $22.4 million. During 2016, we sold substantially all of our Ginnie Mae MSR portfolio, and we anticipate that the remaining balance will continue to decline.
The following table presents our residential mortgage loans held-for-sale portfolio by loan type as of June 30, 2017:

	June 30, 2017
(in thousands)	Unpaid Principal Balance	Fair Value - Purchase Price	Fair Value - Unrealized	Carrying Value
Prime nonconforming residential mortgage loans	$474	$—	$12	$486
Credit sensitive residential mortgage loans	14,968	(4,091)	(1,850)	9,027
Ginnie Mae buyout residential mortgage loans	24,499	(1,205)	(861)	22,433
Residential mortgage loans held-for-sale	$39,941	$(5,296)	$(2,699)	$31,946

Financing
Our borrowings consist primarily of repurchase agreements, FHLB advances and revolving credit facilities collateralized by our pledge of AFS securities, derivative instruments, commercial real estate assets, MSR and certain cash balances. Substantially all of our Agency RMBS are currently pledged as collateral, and the majority of our non-Agency RMBS and commercial real estate assets have been pledged, either through repurchase agreements or FHLB advances. Additionally, on January 19, 2017, we closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022, which included $37.5 million aggregate principal amount sold to the underwriter of the offering pursuant to an overallotment option. The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses. The majority of these proceeds were used to help fund our MSR assets, which previously had largely been funded with cash.
At June 30, 2017, borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes had the following characteristics:

(dollars in thousands)	June 30, 2017
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$13,583,395	1.29%	4.9%
Non-Agency RMBS (1)	1,665,147	2.88%	28.6%
Agency Derivatives	82,842	2.01%	26.7%
Commercial real estate assets	1,224,259	2.61%	22.8%
Mortgage servicing rights	40,000	4.83%	37.5%
Other (2)	282,290	6.25%	NA
Total	$16,877,933	1.56%	8.8%
____________________

(1)	Includes repurchase agreements and FHLB advances collateralized by retained interests from our on-balance sheet securitizations which are eliminated in consolidation in accordance with U.S. GAAP.

(2)	Includes unsecured convertible senior notes.

As of June 30, 2017, we had outstanding $13.3 billion of repurchase agreements, and the term to maturity ranged from three days to over 36 months. Repurchase agreements had a weighted average borrowing rate of 1.56% and weighted average remaining maturities of 98 days as of June 30, 2017.
As of June 30, 2017, we had outstanding $3.2 billion of FHLB advances with a weighted average term to maturity of of 166 months, ranging from approximately 22 months to over 18 years. The weighted average cost of funds for our advances was 1.52% at June 30, 2017.
As of June 30, 2017, we had outstanding $40.0 million of short-term borrowings under revolving credit facilities with a weighted average borrowing rate of 4.83% and weighted average remaining maturities of 86 days.
As of June 30, 2017, the outstanding amount due on convertible senior notes was $282.3 million, net of deferred issuance costs. These notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and mature in January 2022.
As of June 30, 2017, the debt-to-equity ratio funding our RMBS AFS, commercial real estate assets, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 4.5:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.

The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes for the three months ended June 30, 2017, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average (1)	End of Period Balance (1)	Maximum Balance of Any Month-End (1)	End of Period Total Borrowings to Equity Ratio
For the Three Months Ended June 30, 2017	$17,156,888	$16,877,933	$17,521,935	4.5:1.0
For the Three Months Ended March 31, 2017	$15,297,535	$17,509,745	$17,509,745	4.9:1.0
For the Three Months Ended December 31, 2016	$14,492,271	$13,386,351	$15,636,929	3.9:1.0
For the Three Months Ended September 30, 2016	$14,098,192	$14,667,373	$14,667,373	4.2:1.0
For the Three Months Ended June 30, 2016	$12,303,996	$13,669,848	$13,669,848	4.0:1.0
____________________

(1)	Includes borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes and excludes collateralized borrowings in securitization trusts.

Collateralized Borrowings in Securitization Trusts, at Fair Value
We retain subordinated debt and excess servicing rights purchased from securitization trusts sponsored by either third parties or our subsidiaries. The underlying debt held by the trusts, which is consolidated on our condensed consolidated balance sheets, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the condensed consolidated financial statements for additional information regarding consolidation of the securitization trusts. As of June 30, 2017, collateralized borrowings in securitization trusts had a carrying value of $2.9 billion with a weighted average interest rate of 3.4%. The stated maturity dates for all collateralized borrowings were greater than five years from June 30, 2017.
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
The following table presents the carrying value and coupon of our net economic interests in consolidated securitization trusts and certain attributes of the underlying collateral as of June 30, 2017:

June 30, 2017
Carrying Value (in thousands)	$236,119
Average Coupon	3.0%
Collateral Attributes
Average Loan Age (months)	28
Average Loan Size (in thousands)	$808
Average Original Loan-to-Value	64.9%
Average Original FICO	772
Current Performance
60+ day delinquencies	0.06%

The following table summarizes the carrying values and credit ratings of our net economic interests in consolidated securitization trusts, based on a composite of credit ratings received from DBRS Ltd., Standard & Poor’s Corporation and/or Fitch, Inc. upon issuance of the securities, as of June 30, 2017:

	June 30, 2017
(dollars in thousands)	Carrying Value	% of Retained Portfolio
AAA	$29,774	12.6%
AA	36,273	15.3%
A	27,611	11.7%
BBB	46,021	19.5%
BB	34,159	14.5%
B	—	—%
Below B	—	—%
Not rated	62,281	26.4%
Total	$236,119	100.0%

Equity
The following table provides details of our changes in stockholders’ equity from March 31, 2017 to June 30, 2017:

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders' equity at March 31, 2017	$3,458.8	348.9	$9.91
Reconciliation of non-GAAP measures to GAAP net income and Comprehensive income:
Core earnings, net of tax expense of $0.6 million ⁽¹⁾	101.8
Dividends on preferred stock	4.3
Core earnings attributable to common stockholders, net of tax expense of $0.6 million ⁽¹⁾	97.5
Realized gains and losses, net of tax benefit of $1.3 million	(50.3)
Unrealized mark-to-market gains and losses, net of tax expense of $9.5 million	(42.9)
GAAP net income	4.3
Other comprehensive income, net of tax	81.6
Comprehensive income	85.9
Dividend declaration	(90.7)
Other	4.2	—
Balance before capital transactions	3,458.2	348.9
Contribution of TH Commercial Holdings LLC to Granite Point	(13.8)
Issuance of common stock, net of offering costs	0.2	—
Common stockholders' equity at June 30, 2017	$3,444.6	348.9	$9.87
Series A preferred stock liquidation preference	143.8
Noncontrolling interest	195.7
Total equity at June 30, 2017	$3,784.1
____________________

(1)
Core earnings is a non-U.S. GAAP measure that we define as comprehensive income attributable to common stockholders, excluding “realized gains and losses” (impairment losses, realized gains or losses on the aggregate portfolio, reserve expense for representation and warranty obligations on MSR, certain upfront costs related to securitization transactions, non-cash compensation expense related to restricted common stock, restructuring charges and transaction costs related to Granite Point’s initial public offering) and “unrealized mark-to-market gains and losses” (unrealized gains and losses on the aggregate portfolio). As defined, Core Earnings includes interest income or expense and premium income or loss on derivative instruments and servicing income, net of estimated amortization on MSR. We believe the presentation of Core Earnings provides investors greater transparency into our period-over-period financial performance and facilitates comparisons to peer REITs.

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

Noncontrolling Interest
On June 28, 2017, we completed the contribution of our portfolio of commercial real estate assets to Granite Point. We contributed our equity interests in our wholly owned subsidiary, TH Commercial Holdings LLC, to Granite Point and, in exchange for our contribution, received approximately 33.1 million shares of common stock of Granite Point, representing approximately 76.5% of the outstanding stock of Granite Point upon completion of the IPO of its common stock on June 28, 2017. Due to our controlling ownership interest in Granite Point, we consolidate Granite Point on our financial statements and reflect noncontrolling interest for the portion of equity and comprehensive income not attributable to us.
Our shares in Granite Point are subject to a lock-up period, after which we anticipate that we will distribute the shares to our stockholders by means of a special pro rata dividend, subject to the discretion and approval of our Board of Directors and in compliance with applicable securities laws. Once the shares are distributed, we will no longer have a controlling interest in Granite Point and, therefore, will deconsolidate Granite Point and its subsidiaries from our financial statements.
In connection with the Granite Point IPO, we agreed, subject to certain conditions, to purchase up to $20 million of Granite Point common stock in the open market at designated prices below Granite Point’s publicly reported book value pursuant to a share purchase program that will end on the earlier of the date on which all the capital committed to the plan has been exhausted or the date preceding the ex-dividend date associated with our declaration of the pro rata distribution of Granite Point’s common stock to our stockholders, but no later than December 31, 2017.

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
To the extent that we raise additional equity capital through capital market transactions, we anticipate using cash proceeds from such transactions to purchase additional RMBS, MSR and other target assets and for other general corporate purposes. We include in the following discussion the liquidity and capital resources of Granite Point due to its consolidation on our condensed consolidated balance sheet; however, we do not have access to their cash nor do we have any obligation to fund Granite Point’s investments or obligations with respect to Granite Point’s financing arrangements.
As of June 30, 2017, we held $651.7 million in cash and cash equivalents available to support our operations; $22.5 billion of AFS securities, commercial real estate assets, MSR, residential mortgage loans held-for-investment in securitization trusts, residential mortgage loans held-for-sale and derivative assets held at fair value; and $19.8 billion of outstanding debt in the form of repurchase agreements, FHLB advances, borrowings under revolving credit facilities, convertible senior notes and collateralized borrowings in securitization trusts. During the three months ended June 30, 2017, our total consolidated debt-to-equity ratio decreased from 5.7:1.0 to 5.2:1.0. The debt-to-equity ratio funding our AFS securities, commercial real estate assets, MSR and Agency Derivatives only, which includes unsecured borrowings under convertible senior notes, also decreased from 4.9:1.0 to 4.5:1.0, predominantly driven by the repayment of a portion of our outstanding FHLB advances. We believe the debt-to-equity ratio funding our AFS securities, commercial real estate assets, MSR and Agency Derivatives is the most meaningful debt-to-equity measure as collateralized borrowings on residential mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity.

As of June 30, 2017, we held approximately $2.1 million of unpledged Agency RMBS AFS and Agency Derivatives and $51.5 million of unpledged non-Agency securities and retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP. As a result, we had an overall estimated unused borrowing capacity on unpledged RMBS and retained interests of approximately $37.8 million. We also held approximately $89.3 million of unpledged mezzanine commercial real estate loans and $90.2 million of unpledged commercial real estate first mortgages, and had an overall estimated unused borrowing capacity on unpledged commercial real estate assets of approximately $110.5 million, which may be used to fund Granite Point’s target assets. As of June 30, 2017, we held approximately $732.0 million of unpledged MSR and had an overall estimated unused borrowing capacity on unpledged MSR of approximately $50.0 million. We also held approximately $31.9 million of unpledged residential mortgage loans held-for-sale, for which we had no unused borrowing capacity. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the six months ended June 30, 2017, we did not experience any restrictions to our funding sources, although balance sheet capacity of counterparties have tightened due to compliance with the Basel III regulatory capital reform rules as well as management of perceived risk in the volatile interest rate environment. We expect ongoing sources of financing to be primarily repurchase agreements, FHLB advances, revolving credit facilities, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of June 30, 2017, we had master repurchase agreements in place with 32 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
The following table summarizes our repurchase agreements and counterparty geographical concentration at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$6,534,558	$1,052,068	64.1%	$4,916,309	$965,621	67.3%
Europe (2)	4,941,323	503,575	30.7%	2,617,372	355,060	24.7%
Asia (2)	1,841,000	85,981	5.2%	1,782,670	114,720	8.0%
Total	$13,316,881	$1,641,624	100.0%	$9,316,351	$1,435,401	100.0%
____________________

(1)
Represents the net carrying value of the securities and commercial real estate assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases are not included in the amounts presented above. However, at both June 30, 2017 and December 31, 2016, the Company did not have any such payables.

(2)	Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

In addition to our master repurchase agreements to fund our RMBS and commercial real estate assets, we have six facilities that provide short- and long-term financing for our commercial real estate assets and two revolving credit facilities that provide short-term financing for our MSR portfolio. An overview of the facilities is presented in the table below:

(dollars in thousands)
As of June 30, 2017
Expiration Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
June 28, 2019	No	$211,702	$288,298	$500,000	Commercial real estate assets
June 28, 2020 (2)	No	$229,870	$270,130	$500,000	Commercial real estate assets
November 1, 2017 (3)	No	$58,312	$41,688	$100,000	Commercial real estate assets
May 2, 2019	No	$15,794	$234,206	$250,000	Commercial real estate assets
June 28, 2020	No	$—	$250,000	$250,000	Commercial real estate assets
June 28, 2019 (4)	No	$90,000	$286,540	$376,540	Commercial real estate assets
September 1, 2017	No	$20,000	$30,000	$50,000	Mortgage servicing rights
December 18, 2017	No	$20,000	$20,000	$40,000	Mortgage servicing rights
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

(2)	Includes an option, to be exercised at the Company’s discretion, to increase the maximum facility amount to $600.0 million, subject to certain customary conditions contained in the agreement.

(3)	This facility is a short-term bridge facility.

(4)	Fixed pool of assets after ramp-up period.

Our wholly owned subsidiary, TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of June 30, 2017, TH Insurance had $3.2 billion in outstanding secured advances with a weighted average borrowing rate of 1.52%, and an additional $349.7 million of available uncommitted capacity for borrowings. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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
We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of June 30, 2017:

•
Total indebtedness to net worth must be less than the specified threshold ratio in the repurchase agreement. As of June 30, 2017, our debt to net worth, as defined, was 5.5:1.0 while our threshold ratio, as defined, was 5.8:1.0.

•	Liquidity must be greater than $100.0 million. As of June 30, 2017, our liquidity, as defined, was $1.3 billion.

•	Net worth must be greater than $1.75 billion. As of June 30, 2017, our net worth, as defined, was $3.6 billion.

•	Interest coverage must not be less than 2.0:1.0. As of June 30, 2017, our interest coverage ratio, as defined, was 2.4:1.0.
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

(in thousands)	June 30, 2017	December 31, 2016
Available-for-sale securities, at fair value	$16,388,868	$13,117,330
Commercial real estate assets	1,603,251	1,357,874
Mortgage servicing rights, at fair value	166,038	180,948
Net economic interests in consolidated securitization trusts (1)	221,415	213,110
Cash and cash equivalents	13,346	15,000
Restricted cash	87,717	162,759
Due from counterparties	17,914	48,939
Derivative assets, at fair value	108,211	126,341
Total	$18,606,760	$15,222,301
____________________

(1)	Includes the retained interests from our on-balance sheet securitizations, which are eliminated in consolidation in accordance with U.S. GAAP.

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

The following table provides the maturities of our repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Within 30 days	$3,418,627	$3,286,783
30 to 59 days	3,267,001	2,376,002
60 to 89 days	2,270,943	1,365,394
90 to 119 days	2,354,520	1,504,056
120 to 364 days	1,498,424	1,319,720
One to three years	1,362,390	1,000,658
Three to five years	282,290	—
Five to ten years	—	—
Ten years and over	2,423,738	2,533,738
Total	$16,877,933	$13,386,351

For the three months ended June 30, 2017, our restricted and unrestricted cash balance increased approximately $114.7 million to $901.4 million at June 30, 2017. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the three months ended June 30, 2017, operating activities increased our cash balances by approximately $114.1 million, primarily driven by our financial results for the quarter.

•
Cash flows from investing activities. For the three months ended June 30, 2017, investing activities increased our cash balances by approximately $615.8 million, primarily driven by sales of AFS securities, net of purchases of AFS securities, commercial real estate assets and MSR.

•
Cash flows from financing activities. For the three months ended June 30, 2017, financing activities decreased our cash balance by approximately $615.2 million, primarily driven by repayments of repurchase agreements due to sales of AFS securities and the repayment of a portion of our outstanding FHLB advances.

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
The following table provides the indices of our variable rate RMBS, commercial real estate assets and residential mortgage loans held-for-sale of June 30, 2017 and December 31, 2016, respectively, based on carrying value (dollars in thousands).

	As of June 30, 2017				As of December 31, 2016
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$12,868	$21,434	$34,302	1%	$13,188	$23,953	$37,141	1%
LIBOR	3,765,486	14,208	3,779,694	97%	3,043,945	13,086	3,057,031	96%
Other (2)	50,509	30,156	80,665	2%	45,880	41,760	87,640	3%
Total	$3,828,863	$65,798	$3,894,661	100%	$3,103,013	$78,799	$3,181,812	100%
____________________

(1)	“Hybrid” amounts reflect those assets with greater than twelve months to reset.

(2)	“Other” includes COFI, MTA and other indices.

Our analysis of risks is based on PRCM Advisers’ and its affiliates’ experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by PRCM Advisers may produce results that differ significantly from the estimates and assumptions used in our models.

We use a variety of recognized industry models, as well as proprietary models, to perform sensitivity analyses which are derived from primary assumptions for prepayment rates, discount rates and credit losses. The primary assumption used in this model is implied market volatility of interest rates. The information presented in the following interest rate sensitivity table projects the potential impact of sudden parallel changes in interest rates on our financial results and financial condition over the next 12 months, based on our interest sensitive financial instruments at June 30, 2017.
All changes in value are measured as the change from the June 30, 2017 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

	Changes in Interest Rates
(dollars in thousands)	-100 bps	-50 bps	+50 bps	+100 bps
Change in value of financial position:
Available-for-sale securities	$482,281	$291,671	$(356,081)	$(772,947)
As a % of June 30, 2017 total equity	12.7%	7.7%	(9.4)%	(20.4)%
Commercial real estate assets	$208	$104	$(253)	$(505)
As a % of June 30, 2017 total equity	—%	—%	—%	—%
Mortgage servicing rights	$(300,901)	$(113,005)	$76,268	$130,470
As a % of June 30, 2017 total equity	(7.9)%	(3.0)%	2.0%	3.4%
Residential mortgage loans held-for-investment in securitization trusts	$74,732	$59,116	$(74,852)	$(156,601)
As a % of June 30, 2017 total equity	2.0%	1.6%	(2.0)%	(4.1)%
Residential mortgage loans held-for-sale	$474	$132	$(269)	$(877)
As a % of June 30, 2017 total equity	—%	—%	—%	—%
Derivatives, net	$(363,580)	$(187,159)	$200,767	$463,656
As a % of June 30, 2017 total equity	(9.6)%	(5.0)%	5.3%	12.2%
Repurchase agreements	$(23,219)	$(11,609)	$11,609	$23,219
As a % of June 30, 2017 total equity	(0.6)%	(0.3)%	0.3%	0.6%
Collateralized borrowings in securitization trusts	$(91,373)	$(67,194)	$78,184	$161,441
As a % of June 30, 2017 total equity	(2.4)%	(1.8)%	2.1%	4.3%
Federal Home Loan Bank advances	$(3,476)	$(1,738)	$1,738	$3,477
As a % of June 30, 2017 total equity	(0.1)%	—%	—%	0.1%
Revolving credit facilities	$(17)	$(8)	$8	$17
As a % of June 30, 2017 total equity	—%	—%	—%	—%
Total Net Assets	$(224,871)	$(29,690)	$(62,881)	$(148,650)
As a % of June 30, 2017 total assets	(0.9)%	(0.1)%	(0.3)%	(0.6)%
As a % of June 30, 2017 total equity	(5.9)%	(0.8)%	(1.7)%	(3.9)%
	-100 bps	-50 bps	+50 bps	+100 bps
Change in annualized net interest income:	$33,759	$15,736	$(15,616)	$(31,232)
% change in net interest income	8.9%	4.2%	(4.1)%	(8.3)%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2017. The analysis utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.
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
Given the low interest rate environment at June 30, 2017, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Because of this floor, we anticipate that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayment speeds are unaffected by this floor, we expect that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization on Agency RMBS purchased at a premium, interest-only securities and MSR, and accretion of discount on our Agency and non-Agency RMBS purchased at a discount. As a result, because this floor limits the positive impact of any interest rate decrease on our funding costs, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Except as set forth below and in our Quarterly Report on Form 10-Q for the period ended March 31, 2017, or the Q1 Form 10-Q, there have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward-Looking Statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in the Form 10-K, the Q1 Form 10-Q, or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
Our decision to contribute our portfolio of commercial real estate assets to Granite Point and our anticipated distribution of Granite Point common stock remains subject to risks and uncertainties and may have an adverse impact on our business, results of operations and financial condition.
On June 28, 2017, we completed the contribution of our portfolio of commercial real estate assets to Granite Point, a newly organized Maryland corporation focused on directly originating, investing in and managing senior commercial mortgage loans and other debt and debt-like commercial real estate investments. In exchange for the contribution, we received approximately 33.1 million shares of common stock of Granite Point, representing approximately 76.5% of the outstanding stock of Granite Point upon completion of its IPO. The shares of Granite Point acquired in connection with the contribution are subject to a 120-day lock-up period following the closing of the IPO, after which we expect to distribute such shares to the holders of our common stock by means of a special pro rata dividend. For so long as we remains a majority-owned subsidiary, financial information for Granite Point and its subsidiaries will be included in our condensed consolidated financial statements.
Our plan to distribute our shares of Granite Point to our common stockholders is subject to risks and uncertainties and may have an adverse impact on our business, results of operations and financial condition. The distribution of Granite Point shares remains subject to the approval of our Board of Directors, and our ability to complete the distribution in the anticipated manner, if at all, could be affected by unanticipated developments or changes in market conditions. Even if the proposed distribution is completed, we may fail to realize some or all of the anticipated benefits from the separation of Granite Point. As independent, publicly-traded companies, both our company and Granite Point’s will be smaller, less diversified companies with a narrower business focus and may be more vulnerable to changing market conditions and competitive pressures. In addition, there can be no assurance that the combined value of the common stock of the two publicly traded companies following the completion of the distribution will be equal to or greater than what the value of our common stock would have been had the planned distribution not occurred.
We have significant economic exposure to shifts in the price of Granite Point common stock and our ability to control the assets and activities of Granite Point may be limited.
As the majority owner of Granite Point common stock, we have a significant economic exposure to shifts in the price of Granite Point common stock, which may not correspond to the financial performance of Granite Point. As a publicly-traded security, the market price and liquidity of the market for shares of Granite Point common stock may be significantly affected by numerous factors, some of which are beyond our control and the control of Granite Point and may not be directly related to Granite Point’s operating performance.
Although we will consolidate the financial results of Granite Point for so long as we remain a majority owner, our ability to control the assets and activities of Granite Point may be limited. We do not have immediate access to the cash of Granite Point, nor do we guaranty the funding or financing commitments of Granite Point. Additionally, we currently lend to Granite Point under a note payable pursuant to which Granite Point pledges eligible investments to the FHLB as collateral for our FHLB advances. Given the limitations on our ability to control the activities of Granite Point, we may not be able to effectively mitigate our exposure to Granite Point’s financial condition and performance, including its obligations under the promissory note, which could adversely impact our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)The Company’s share repurchase program allows for the repurchase of up to an aggregate of 75,000,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of June 30, 2017, we had repurchased 24,135,000 shares under the program for a total cost of $200.4 million. We did not repurchase shares during the three months ended June 30, 2017.

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

3.3
Articles Supplementary to the Articles of Amendment to the Articles of Amendment and Restatement of Two Harbors Investment Corp. designating the shares of 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-A filed with the SEC on March 13, 2017).

3.4
Articles Supplementary to the Articles of Amendment to the Articles of Amendment and Restatement of Two Harbors Investment Corp. designating the shares of 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.4 of the Company’s Form 8-A filed with the SEC on July 17, 2017).

3.5	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017).
10.1
Contribution Agreement dated as of June 22, 2017 among Granite Point Mortgage Trust Inc., Granite Point Mortgage Trust Operating Company LLC, Two Harbors Operating Company LLC and, for certain limited purposes, the Company (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed with the SEC on June 23, 2017).

10.2	Third Amendment to Management Agreement dated June 28, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 28, 2017).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101
Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the three months ended June 30, 2017, filed with the SEC on August 8, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	August 8, 2017	By:	/s/ Thomas E. Siering
Thomas E. Siering Chief Executive Officer, President and Director (Principal Executive Officer)
Dated:	August 8, 2017	By:	/s/ Brad Farrell
Brad Farrell Chief Financial Officer and Treasurer (Principal Financial Officer)
Dated:	August 8, 2017	By:	/s/ Mary Riskey
Mary Riskey Chief Accounting Officer (Principal Accounting Officer)