Form 10-K
period 2017-12-31
TWO HARBORS INVESTMENT CORP.
filed 2018-02-27
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2017
Commission File Number 001-34506
TWO HARBORS INVESTMENT CORP.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-0312904
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
575 Lexington Avenue, Suite 2930 New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)
(612) 629-2500
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Exchange on Which Registered:
Common Stock, par value $0.01 per share	New York Stock Exchange
8.125% Series A Cumulative Redeemable Preferred Stock	New York Stock Exchange
7.625% Series B Cumulative Redeemable Preferred Stock	New York Stock Exchange
7.25% Series C Cumulative Redeemable Preferred Stock	New York Stock Exchange
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.4 billion based on the closing sale price as reported on the NYSE on that date.
As of February 23, 2018 there were 175,438,857 shares of common stock, par value $.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

TWO HARBORS INVESTMENT CORP.
2017 ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1. Business

Overview
Our Company
Two Harbors Investment Corp. is a Maryland corporation focused on investing in, financing and managing Agency residential mortgage-backed securities, or Agency RMBS, non-Agency securities, mortgage servicing rights, or MSR, and other financial assets, which we collectively refer to as our target assets. We operate as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code. The terms “Two Harbors,” “we,” “our,” “us” and the “company” refer to Two Harbors Investment Corp. and its subsidiaries as a consolidated entity.
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

•	Non-Agency securities that are not issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac;

•	MSR; and

•	Other financial assets comprising approximately 5% to 10% of the portfolio.
We seek to deploy moderate leverage as part of our investment strategy. We generally finance our Agency RMBS and non-Agency securities through short- and long-term borrowings structured as repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. We also finance our MSR through repurchase agreements and revolving credit facilities.
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
Our Manager
We are externally managed and advised by PRCM Advisers LLC, or PRCM Advisers, a wholly-owned subsidiary of Pine River Capital Management L.P, or Pine River. Pine River formed PRCM Advisers for the purpose of providing management services to us. PRCM Advisers is responsible for administering our business activities and day-to-day operations. Pursuant to the terms of the management agreement between us and PRCM Advisers, PRCM Advisers provides us with our management team, including our executive officers and support personnel. In addition, PRCM Advisers provides us with the expertise of a dedicated team of investment professionals and other support. PRCM Advisers is at all times subject to the supervision and oversight of our board of directors. Each of our executive officers is an employee or partner of Pine River; we do not have any employees. We do not pay any of our executive officers cash compensation; rather, we pay PRCM Advisers a base management fee equal to 1.5% per annum of our stockholders’ equity, adjusted to exclude any unrealized gains, losses or other items that do not affect realized net income, among other adjustments, as defined by the management agreement. We also reimburse PRCM Advisers for the allocable share of the compensation paid by Pine River to its personnel serving as our principal financial officer and general counsel and other reimbursable costs under the management agreement. We do not pay PRCM Advisers any incentive-based fees or other incentive-based compensation.

Through our relationship with PRCM Advisers, we benefit from Pine River’s disciplined and highly analytical investment approach and extensive long-term relationships in the financial community. Pine River’s disciplined investment process utilizes a cross-product approach, conducting top-down market assessments with respect to various subsets of the securities and mortgage market in order to identify the most attractive segments and investment opportunities. Our investment process leverages proprietary and third-party analytic tools to conduct a detailed analysis of factors that influence our target assets. We select our target assets after extensive analysis of the asset, including the underlying collateral, prepayment trends, average remaining life, amortization schedules, fixed versus floating interest rates, geographic concentration, property type, loan-to-value ratios and credit scores, among others.
The dedicated team of investment professionals provided to us by PRCM Advisers has broad experience in managing our target assets and has demonstrated the ability to generate attractive risk-adjusted returns under different market conditions and cycles. Pine River maintains extensive long-term relationships with financial intermediaries, including prime brokers, investment banks, broker-dealers and asset custodians. We believe these relationships enhance our ability to source, finance, protect and hedge our investments and, thus, enable us to succeed in various credit and interest rate environments. We also benefit from Pine River’s risk management, accounting, operations, legal, compliance and information technology teams. Through the contribution of resources employed by Pine River who have significant experience in managing our target assets and the use of experienced outside advisors, we believe that we have sufficient experience to execute on our business strategies.

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

•	our ability to generate cash flow from our target assets;

•	our ability to effectively execute and realize the benefits of strategic transactions and initiatives we have pursued or may in the future pursue;

•	changes in the competitive landscape within our industry, including changes that may affect our ability to attract and retain personnel;

•	our exposure to legal and regulatory claims, penalties or enforcement activities, including those arising from our ownership and management of MSR and prior securitization transactions;

•	our exposure to counterparties involved in our MSR business and prior securitization transactions and our ability to enforce representations and warranties made by them;

•	our ability to acquire MSR and successfully operate our seller-servicer subsidiary and oversee the activities of our subservicers;

•	our ability to successfully diversify our business into new asset classes, and manage the new risks to which they may expose us;

•	our ability to manage various operational and regulatory risks associated with our business;

•	interruptions in or impairments to our communications and information technology systems;

•	our ability to maintain appropriate internal controls over financial reporting;

•	our ability to establish, adjust and maintain appropriate hedges for the risks in our portfolio;

•	our ability to maintain our REIT qualification for U.S. federal income tax purposes; and

•	limitations imposed on our business due to our REIT status and our status as exempt from registration under the 1940 Act.
This Annual Report on Form 10-K may contain statistics and other data that, in some cases, have been obtained or compiled from information made available by mortgage loan servicers and other third-party service providers.

Our Business
Our Investment Strategy
Our investment objective is to provide attractive risk-adjusted total return to our stockholders over the long-term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective by constructing a well-balanced portfolio consisting of Agency RMBS, non-Agency securities, MSR and other financial assets, with a focus on managing various associated risks, including interest rate, prepayment, credit, mortgage spread and financing risk. The preservation of book value is of paramount importance to our ability to generate total return on an ongoing basis. Consistent with the objective of achieving attractive risk-adjusted total return over various market cycles, we intend to maintain a balanced approach to these various risks.
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

Our Target Assets
Our portfolio can be categorized into two strategies based on investment characteristics, which embodies our hybrid investment approach. Both strategies are managed by our Chief Investment Officer and resources are allocated and financial performance is assessed on a consolidated basis. The categories and their respective target asset classes are as follows:

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
MSR
The right to control the servicing of mortgage loans and receive the servicing income therefrom; the actual servicing functions are outsourced to appropriately licensed third-party subservicers, which service the loans in their own names.

•
Credit Strategy - Includes non-Agency securities and related hedging transactions. The performance of this strategy is most affected by changes in credit performance of the underlying collateral. These assets have interest rate and mortgage spread exposure, although such exposures are not viewed to be the main drivers of performance.

Non-Agency securities	Non-Agency securities collateralized by prime mortgage loans, Alt-A mortgage loans, pay-option ARM loans and subprime mortgage loans, which may have fixed rate, adjustable rate or hybrid rate terms.

Non-Agency securities includes both senior and mezzanine securities. Senior refers to non-Agency securities that represent the senior-most tranches (that is, the tranches which have the highest priority claim to cash flows from the related collateral pool) within the securities’ structure. Mezzanine refers to subordinated tranches within the collateral pool. The non-Agency securities we purchase may include investment-grade and non-investment grade classes, including non-rated securities.

Hybrid mortgage loans have terms with interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index. ARMs refer to hybrid and adjustable-rate mortgage loans which typically have interest rates that adjust annually to an increment over a specified interest rate index.

Other assets include financial and mortgage-related assets other than the target assets in our rates and credit strategies, including previously held commercial real estate assets, residential mortgage loans and certain non-hedging transactions that may produce non-qualifying income for purposes of the REIT gross income tests.
Our Investment Activities
The following is a summary of our investment activities related to the target assets in our rates and credit strategies, as well as the assets in our discontinued commercial strategy for the year ended December 31, 2017. We believe our investment model allows management to allocate capital across various sectors within the mortgage market, with a focus on asset selection and the implementation of a relative value investment approach. Our capital allocation decisions factor in the opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, allocation among our target assets reflects management’s flexible approach to investing in the marketplace.

Rates Strategy
Our Agency RMBS portfolio is comprised of adjustable rate and fixed rate mortgage-backed securities backed by single-family and multi-family mortgage loans. All of our principal and interest Agency RMBS are Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations that carry an implied rating of “AAA,” or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. government. The majority of these securities consist of whole pools in which we own all of the investment interests in the securities. During the year ended December 31, 2017, we increased our allocation towards Agency RMBS due to attractive market prices.
One of our wholly owned subsidiaries holds the requisite approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent a contractual right to service a mortgage loan and collect a fee for performing servicing activities, such as collecting principal and interest from a borrower and distributing those payments to the owner of the loan. We do not directly service the mortgage loans underlying the MSR we acquire; rather, we contract with appropriately licensed third-party subservicers to handle substantially all servicing functions in the name of the subservicer for the loans underlying our MSR.
We believe MSR are a natural fit for our portfolio over the long term. Our MSR business leverages our core competencies in prepayment and credit risk analytics and the MSR assets are a natural hedge to our Agency RMBS, hedging both interest rate and mortgage spread risk. Our goal is to create long-lasting relationships with high quality originators in both flow and bulk acquisitions of MSR. We have completed multiple substantial bulk acquisitions of MSR and have in place flow arrangements with multiple sellers through which we purchase MSR on new-origination production. During the year ended December 31, 2017, we increased the size of our MSR portfolio through both flow and bulk acquisitions.
Credit Strategy
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
In 2016, we discontinued our mortgage loan conduit and securitization business, through which we had acquired prime nonconforming residential mortgage loans and either securitized the loans through the issuance of non-Agency mortgage-backed securities and/or exited through whole loan sales. The wind down process was completed by the end of 2016, though we continue to hold certain securities from our prior securitization transactions. These securitization trusts were previously consolidated on our financial statements in accordance with variable interest entity, or VIE, consolidation guidance. During the fourth quarter of 2017, we sold all of our retained subordinated securities, thereby causing the deconsolidation of the securitization trusts from our consolidated balance sheet. As of December 31, 2017, the remaining retained securities were included within our non-Agency securities portfolio.
Discontinued Commercial Strategy
On June 28, 2017, we completed the contribution of our portfolio of commercial real estate assets to Granite Point Mortgage Trust Inc., or Granite Point, a newly formed Maryland corporation intended to qualify as a REIT and focused on directly originating, investing in and managing senior commercial mortgage loans and other debt and debt-like commercial real estate investments. We contributed our equity interests in our wholly owned subsidiary, TH Commercial Holdings LLC, to Granite Point and, in exchange for our contribution, received approximately 33.1 million shares of common stock of Granite Point, representing approximately 76.5% of the outstanding stock of Granite Point upon completion of the initial public offering, or IPO, of its common stock on June 28, 2017.
On November 1, 2017, we distributed, on a pro rata basis, the 33.1 million shares of Granite Point common stock that we acquired in connection with the contribution to the holders of our common stock outstanding as of the close of business on October 20, 2017. Due to our controlling ownership interest in Granite Point through November 1, 2017, our results of operations and financial condition through such date reflect Granite Point’s commercial strategy, which includes as target assets first mortgages, mezzanine loans, B-notes and preferred equity. As of November 1, 2017, we no longer have a controlling interest in Granite Point and, therefore, have deconsolidated Granite Point and its subsidiaries from our financial statements and reclassified all of Granite Point’s current and prior period assets, liabilities and results of operations to discontinued operations.
Our Investment Guidelines
Our board of directors has approved the following investment guidelines:

•	no investment shall be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;

•	no investment shall be made that would cause us to be regulated as an investment company under the 1940 Act;

•
we will primarily invest within our target assets, consisting primarily of Agency RMBS, non-Agency securities, residential mortgage loans, MSR and commercial real estate assets, inclusive of commercial real estate loans, commercial real property, CMBS, commercial corporate debt and loans and other commercial real estate-related investments in the U.S.; approximately 5% to 10% of our portfolio may include other financial assets; and

•
until appropriate investments can be identified, we will invest available cash in interest-bearing and short-term investments that are consistent with (i) our intention to qualify as a REIT and (ii) our exemption from investment company status under the 1940 Act.

These investment guidelines may be changed from time to time by our board of directors in its discretion without the approval of our stockholders.
Within the constraints of the foregoing investment guidelines, PRCM Advisers has broad authority to select, finance and manage our investment portfolio. As a general matter, our investment strategy is designed to enable us to:

•	build an investment portfolio consisting of Agency RMBS, non-Agency securities, MSR and other financial assets that will generate attractive returns while having a moderate risk profile;

•	manage financing, interest, prepayment rate, credit and similar risks;

•	capitalize on discrepancies in the relative valuations in the mortgage and housing markets; and

•	provide regular quarterly dividend distributions to stockholders.
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
Financing Strategy
We deploy moderate leverage to increase potential returns to our stockholders and to fund the acquisition of our target assets. We are not required to maintain any particular leverage ratio. The amount of leverage we deploy for particular investments in our target assets depends upon a variety of factors, including without limitation: general economic, political and financial market conditions; the anticipated liquidity and price volatility of our assets; the gap between the duration of assets and liabilities, including hedges; the availability and cost of financing the assets; our opinion of the credit worthiness of financing counterparties; the health of the U.S. residential mortgage and housing markets; our outlook for the level, slope and volatility of interest rates; the credit quality of the loans underlying our Agency and non-Agency securities; the rating assigned to securities; and our outlook for asset spreads relative to the London Interbank Offered Rate, or LIBOR, curve.
Our primary financing sources for Agency RMBS and non-Agency securities are repurchase agreements and FHLB advances. Repurchase agreements are financings pursuant to which one party, the seller/borrower, sells assets to the repurchase agreement counterparty, the buyer/lender, for an agreed price with the obligation to repurchase the assets from the buyer at a future date and at a price higher than the original purchase price. The amount of financing available under a repurchase agreement is limited to a specified percentage of the estimated market value of the assets. The difference between the sale price and repurchase price is the interest expense of financing under a repurchase agreement. Under repurchase agreement financing arrangements, if the value of the collateral decreases, the buyer could require the seller to provide additional cash collateral to re-establish the ratio of value of the collateral to the amount of borrowing (i.e., a margin call). In the current economic climate, lenders under repurchase agreements generally advance approximately 90% to 97% of the market value of the Agency RMBS financed (a discount from market value, generally referred to as a haircut, of 3% to 10%) and 50% to 75% of the market value of the non-Agency securities financed (i.e., a haircut of 25% to 50%).
To finance MSR, we enter into repurchase agreements and revolving credit facilities collateralized by the value of the MSR pledged. If the value of our MSR pledged as collateral for the agreements decreases, the respective lender could require us to provide additional collateral to re-establish the ratio of value of the collateral to the amount of the debt outstanding. Due to certain GSE requirements, we may be restricted as to the frequency in which we are able to pledge additional MSR collateral to counterparties. As a result, we may choose to over-collateralize certain repurchase agreements and revolving credit facilities in order to avoid having to provide cash as additional collateral. Lenders generally advance approximately 60% to 65% of the market value of the MSR financed (i.e., a haircut of 35% to 40%).
A significant decrease in the advance rate or an increase in the haircut could result in our having to sell assets in order to meet additional margin requirements by the lender. We expect to mitigate our risk of margin calls under repurchase agreements by deploying leverage at an amount that is below what could be used under current advance rates.
In order to reduce our exposure to risks associated with lender counterparty concentration, we generally seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At December 31, 2017, we had $19.5 billion of outstanding balances under repurchase agreements with 27 counterparties, with a maximum net exposure (the difference between the amount loaned to us, including interest payable, and the value of the assets pledged by us as collateral, including accrued interest receivable on such assets) to any single lender of $275.1 million, or 7.7% of equity.

Our wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance currently has access to a variety of products and services offered by the FHLB, including secured advances. Eligible collateral may include conventional 1-4 family residential loans, commercial real estate loans, Agency RMBS and non-Agency securities with a rating of A and above.
We use FHLB advances to finance our Agency and non-Agency securities. Similar to repurchase agreements, if the value of our assets pledged to the FHLB as collateral for advances decreases, the FHLB could require us to provide additional collateral to re-establish the ratio of value of the collateral to the amount of advances outstanding. The FHLB generally advances approximately 90% to 95% of the market value of the Agency RMBS financed (i.e., a haircut of 5% to 10%) and 85% to 90% of the market value of the non-Agency securities financed (i.e., a haircut of 10% to 15%).
In January 2016, the FHFA released a final rule regarding membership in the Federal Home Loan Bank system. Among other effects, the ruling excludes captive insurers from membership eligibility, including our subsidiary member, TH Insurance. Since TH Insurance was admitted as a member in 2013, it is eligible for a membership grace period that runs through February 19, 2021, during which new advances or renewals that mature beyond the grace period will be prohibited. However, any existing advances that mature beyond this grace period will be permitted to remain in place subject to their terms insofar as we maintain good standing with the FHLB. If any new advances or renewals occur, TH Insurance’s outstanding advances will be limited to forty percent of its total assets.
Interest Rate Hedging and Risk Management Strategy
We may enter into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of our floating-rate borrowings into fixed-rate borrowings to more closely match the duration of our assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (i.e., LIBOR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of our portfolio as well as our cash flows, we may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on the Company’s current interest rate risk management strategy, the Company has entered into TBAs, put and call options for TBAs, interest rate swap and swaption agreements and Markit IOS total return swaps. In addition, because MSR are negative duration assets, they provide a natural hedge to interest rate exposure on our Agency RMBS portfolio. In hedging interest rate risk, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets, improve risk-adjusted returns and, where possible, obtain a favorable spread between the yield on our assets and the cost of our financing.
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
Disciplined Relative Value Investment Approach
Disciplined security and asset selection is a key element of our overall investment strategy. We are a relative value investor in residential mortgage-backed securities. We use a cross-product approach, conducting top-down market assessments with respect to various subsets of the securities market in order to identify the most attractive segments and investment opportunities. In employing this detailed analysis, we seek to best capture market inefficiencies and identify the most attractive securities. We select our Agency and non-Agency securities based on factors that include extensive analysis of the underlying loans, including prepayment trends, average remaining life, amortization schedules, fixed versus floating interest rates, geographic concentration, property type, LTV ratios and credit scores. Considering the multi-trillion dollar size of the U.S. securities market, we can be selective with our investments and buy only the securities we deem to be the most attractive. We believe this holistic, relative-value approach to Agency and non-Agency securities investments may achieve higher risk-adjusted returns than an approach that focuses on a single sector of the residential mortgage market.

Portfolio Construction
Our objective is to provide attractive risk-adjusted total return to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective by constructing a well-balanced portfolio consisting primarily of Agency RMBS, non-Agency securities and MSR, with a focus on managing the various associated risks, including interest rate, prepayment, mortgage spread and financing risk. We use the expertise of our dedicated team of investment professionals in the securities and MSR markets to construct our diverse portfolio, balancing the relative attractiveness of assets with the aforementioned risks. Across our portfolio we are mindful with respect to leverage and other risks. Through the careful and disciplined selection of assets, and continual portfolio monitoring, we seek to build and maintain an investment portfolio that provides value to stockholders over time both in absolute terms and relative to other residential mortgage-related portfolios.
Analytical Tools and Expertise
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
Extensive Strategic Relationships
We maintain extensive long-term relationships with financial intermediaries including prime brokers, investment banks, broker-dealers and asset custodians. We believe these relationships enhance our ability to source, finance, protect and hedge our investments and, thus, enable us to succeed in various credit and interest rate environments. We also have many years of experience and well-established contacts within the residential mortgage industry. This experience and the associated relationships are beneficial to our stockholders.
Management Agreement
Pursuant to the management agreement between us and PRCM Advisers, PRCM Advisers provides a dedicated team of investment and management professionals to carry out our business strategy as well as operational and administrative infrastructure to support our operations, subject to ongoing oversight by our board of directors. PRCM Advisers is responsible for, among other duties, (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our board of directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; and (iv) performing asset management duties.

The current term of the management agreement expires on October 28, 2018, and will continue to automatically renew thereafter for successive one-year terms unless terminated in accordance with the agreement. Our independent directors review PRCM Advisers’ performance annually and the management agreement may be terminated by us without cause upon the vote of at least two-thirds of our independent directors or by a vote of the holders of a majority of the outstanding shares of our common stock, based upon: (i) PRCM Advisers’ unsatisfactory performance that is materially detrimental to us or (ii) our determination that the management fees payable to PRCM Advisers are not fair, subject to PRCM Advisers’ right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. We are required to provide PRCM Advisers with 180 days’ prior notice of such termination. Upon termination of the management agreement by us without cause or by PRCM Advisers due to our material breach of the management agreement, we are required to pay a termination fee equal to three times the sum of the average annual base management fee earned by PRCM Advisers during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. We may terminate the management agreement with 30 days’ prior notice from our board of directors, without payment of a termination fee, for cause, as defined in the management agreement. PRCM Advisers may terminate the management agreement if we become required to register as an investment company under the 1940 Act, with such termination deemed to occur immediately before such event, and may also decline to renew the management agreement by providing us with 180 days’ prior notice; in either case, we would not be required to pay a termination fee.
Base Management Fee
The base management fee paid to PRCM Advisers is 1.5% of our stockholders’ equity per annum, calculated and payable quarterly in arrears.
For purposes of calculating the management fee, our stockholders’ equity means the sum of the net proceeds from all issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus our retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less the consolidated stockholders’ equity of Granite Point and its subsidiaries during the time Granite Point was consolidated on our balance sheet, the weighted average cost basis of Granite Point common stock purchased, the outstanding principal balance of the promissory note due from the sale of Granite Point preferred stock and any amount that we have paid for repurchases of our common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in accounting principles generally accepted in the United States of America, or U.S. GAAP, and certain non-cash items after discussions between PRCM Advisers and our independent directors and approval by a majority of our independent directors. To the extent asset impairments reduce our retained earnings at the end of any completed calendar quarter it will reduce the base management fee for such quarter. Our stockholders’ equity for the purposes of calculating the base management fee could be greater than the amount of stockholders’ equity shown on the consolidated financial statements.
Expense Reimbursement
We reimburse PRCM Advisers for (i) our allocable share of the compensation paid by Pine River to its personnel serving as our principal financial officer and general counsel and personnel employed by Pine River as in-house legal, tax, accounting, consulting, auditing, administrative, information technology, valuation, computer programming and development, and back-office resources to us and (ii) any amounts for personnel of Pine River’s affiliates arising under a shared facilities and services agreement. We also have certain costs allocated to us by PRCM Advisers for data services and technology, but most direct expenses with third-party vendors are paid directly by us.
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

Mortgage Industry Regulation
Although we do not originate or service residential mortgage loans, we must comply with various federal and state laws, rules and regulations as a result of owning residential mortgage loans and MSR. These rules generally focus on consumer protection and include, among others, rules promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the Gramm-Leach-Bliley Financial Modernization Act of 1999, or the Gramm-Leach-Bliley Act. We are also required to maintain qualifications and licenses in certain states in order to own certain of our assets. These requirements can and do change as statutes and regulations are enacted, promulgated or amended, or as regulatory guidance or interpretations evolve or change, and the trend in recent years among federal and state lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings in relation to the mortgage industry generally.
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
The Dodd-Frank Act created the Consumer Financial Protection Bureau, or the CFPB, which is responsible for regulating the offering and provision of financial products and services for personal, family and household purposes. The CFPB has broad rulemaking authority with respect to many of the federal consumer protection laws applicable to the mortgage industry. In addition to its rulemaking authority, the CFPB has supervision, examination and enforcement authority over consumer financial products and services by certain non-depository institutions, including our company.
The CFPB has issued a series of rules as part of ongoing efforts to affect reforms and create uniform standards for the mortgage lending and servicing industries. These rules include requirements addressing how lenders must evaluate a consumer’s ability to repay a mortgage loan, what specific communications must be made to consumers at various stages in the mortgage lending and servicing processes, how consumer account records must be maintained and how servicers must respond to written borrower requests, complaints and notices of errors. The rules also provide specific guidance relating to servicing delinquent loans, undertaking loss mitigation efforts and commencing foreclosure proceedings. These rules have led to increased costs to originate and service loans across the mortgage industry, and given their complexity, it is anticipated the originators, servicers and other mortgage industry participants will be exposed to greater regulatory scrutiny from federal and state regulators and increased litigation and complaints from both consumers and government officials. We expect the CFPB will continue to interpret and modify the rules, regulations and guidance related to mortgage lending and servicing industries and we will continue to evaluate these actions in order to understand the impact on our business and the industry, generally.
We have implemented and will continue to implement new policies and procedures in order to ensure ongoing compliance with the laws, rules and regulations applicable to our business. We have incurred and expect to incur ongoing operational costs to comply with existing and future rules and regulations. We continue to monitor and evaluate rulemaking and other developments regarding the Dodd-Frank Act.
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

Financial Information
Financial information concerning our business for each of 2017, 2016 and 2015 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Qualitative and Quantitative Disclosures about Market Risk” and the consolidated financial statements and the notes thereto, and the supplemental financial information, which are in Part II, Items 7, 7A and 8 of this Annual Report on Form 10-K.
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
575 Lexington Avenue, Suite 2930
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
Our results of operations are materially affected by conditions in the residential mortgage and real estate markets, the financial markets and the economy generally. In past years, concerns about the mortgage market, declines in home prices, increases in home foreclosures, high unemployment, the availability and cost of credit and rising government debt levels, as well as inflation, energy costs, U.S. budget debates, global economic lethargy, geopolitical unrest across various regions worldwide and European sovereign debt issues, have from time to time contributed to increased volatility and uncertainty in the economy and financial markets. More recently, home prices increased modestly through 2017 and are expected to gradually appreciate over the next several years. Credit standards in the mortgage market remain tight, despite a modest easing in recent periods, and the availability of credit remains well below levels prior to the 2008 Financial Crisis. Employment market conditions remain solid as jobless claims, unemployment and payroll data are showing stability, although new job creation has not generated meaningful wage growth. Adverse developments with respect to any of these market conditions may have an impact on new demand for homes, which may compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates (or losses) and mortgage loan delinquencies. Any stagnation in or deterioration of the residential mortgage or real estate markets may limit our ability to acquire our target assets on attractive terms or cause us to experience losses related to our assets. Declines in the market values of our investments may adversely affect our results of operations and credit availability and cost, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

Actions of the U.S. government, including the U.S. Congress, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, to stabilize or reform the financial markets may not achieve their intended effects and may adversely affect our business.
The U.S. government, including the U.S. Congress, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have from time to time taken actions designed to stabilize and reform the financial markets. In recent years, these activities have included the Federal Reserve’s purchasing of Treasury and mortgage bonds in connection with its quantitative easing programs. In 2017, the Federal Reserve announced plans to reduce its mortgage bond holdings, with the intention to gradually reduce the reinvestment of principal and interest in such securities. This decrease in mortgage bond reinvestments by the Federal Reserve may create the potential for wider spreads in the mortgage market, which could adversely impact mortgage REIT book values.
There can be no assurance as to how, in the long term, these or any future actions will impact the efficiency and stability of the mortgage markets or U.S. financial markets. To the extent the mortgage or financial markets do not respond favorably to any of these actions or such actions do not function as intended, our business may be harmed. In addition, because the programs may be designed, in part, to improve the markets for certain of our target assets, the establishment of these programs may result in increased competition to acquire our target assets or, in the case of government-backed mortgage refinancing and modification programs, may have the effect of reducing the revenues associated with certain of our target assets. We cannot predict whether or when additional government actions or initiatives may occur or the potential impact to our business, operations and financial condition.
Our business model depends in part upon the continuing viability of Fannie Mae and Freddie Mac, or similar institutions, and any significant changes to their structure or creditworthiness could have an adverse impact on us.
We purchase Agency RMBS that are protected from the risk of default on the underlying mortgages by guarantees from Fannie Mae, Freddie Mac or, in the case of the Ginnie Mae, the U.S. government. Fannie Mae and Freddie Mac have from time to time reported substantial losses and a need for significant amounts of additional capital. In 2008, in response to the deteriorating financial condition of Fannie Mae and Freddie Mac, the U.S. government and U.S. Treasury undertook a series of actions designed to stabilize these GSEs, including placing them into a federal conservatorship, under which the Federal Housing Finance Agency, or FHFA, operates Fannie Mae and Freddie Mac. In December 2009, the U.S. government committed virtually unlimited capital to ensure the continued existence of Fannie Mae and Freddie Mac. More recently, in February 2018, Fannie Mae reported a substantial loss for the fourth quarter of 2017 due to the impact of the recently passed Tax Cuts and Jobs Act, and indicated that the FHFA would seek a taxpayer infusion from the U.S. Treasury. Despite projections that the U.S. Treasury will continue to provide financing, there is no assurance that such capital will continue to be available or that the GSEs will honor their guarantees or other obligations. If these GSEs fail to honor their guarantees, the value of any Agency RMBS that we hold would decline.
The continued flow of residential mortgage-backed securities from the GSEs is essential to the operation of the mortgage markets in their current form, and crucial to our business model. In the wake of the 2008 Financial Crisis, Fannie Mae and Freddie Mac became the dominant, and in some cases, the only source of mortgage financing in the U.S. Although any reform would be expected to take several years to implement, if the structure of Fannie Mae or Freddie Mac were altered, or if they were eliminated altogether, the amount and type of Agency RMBS and other mortgage-related assets available for investment would be significantly affected. A reduction in supply of Agency RMBS and other mortgage-related assets would result in increased competition for those assets and likely lead to a significant increase in the price we would have to pay for such assets.
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
The Dodd-Frank Act and regulations implementing such legislation have had a substantial impact on the mortgage industry and the MBS markets; these regulations as well as new or modified regulations implemented under Dodd-Frank may have an adverse impact on our business, results of operations and financial condition.
On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which has changed and continues to change the regulation of financial institutions and the financial services industry, including the mortgage industry. The Dodd-Frank Act tasked many agencies with issuing a variety of new regulations, including rules related to mortgage origination, mortgage servicing, securitization transactions and derivatives. The Trump administration has previously called for a comprehensive review of the Dodd-Frank Act that may result in the modification or repeal of certain provisions of the Act. Consequently, it is not possible to predict how additional regulatory changes under or the repeal of any provisions of the Dodd-Frank Act will affect our business, and there can be no assurance that new or revised rules and regulations will not have an adverse effect on our business, results of operations and financial condition.
The Dodd-Frank Act created the CFPB, which is responsible for regulating the offering and provision of financial products and services for personal, family and household purposes. In addition to assuming many of the consumer financial protection functions exercised by other federal regulators under certain enumerated financial protection statutes, such as the Truth in Lending Act (TILA), the Real Estate Settlement Procedures Act (RESPA) and the Fair Credit Reporting Act, the CFPB was granted broad rulemaking and enforcement authority to protect consumers from unfair, deceptive or abusive acts and practices. The CFPB issued a series of rules as part of ongoing efforts to effect reforms and create uniform standards for the mortgage lending and servicing industries. These mortgage lending rules include requirements addressing how lenders must evaluate a consumer’s ability to repay a mortgage loan and what specific disclosures and communications must be made to consumers at various stages in the mortgage lending process.
Mortgage servicing rules promulgated by the CFPB to implement certain sections of Dodd-Frank include provisions relating to periodic billing statements and disclosures, responding to borrower inquiries and complaints, maintenance of consumer account records, lender-placed insurance, and adjustable rate mortgage interest rate adjustment notices. Further, the mortgage servicing rules require servicers to, among other things, make good faith early intervention efforts to notify delinquent borrowers of loss mitigation options, to implement specified loss mitigation procedures, and if feasible, exhaust all loss mitigation options before proceeding to foreclosure. In August 2016, the CFPB adopted certain amendments to these rules, the majority of which took effect in 2017, designed to expand protections for struggling homeowners. These amendments impact the manner in which servicers are required to communicate with borrowers who have applied for loss mitigation, provide additional protections for successors in interest and require additional disclosures to borrowers in bankruptcy.
The foregoing rules have led increased costs to originate and service loans across the mortgage industry, and given their complexity, originators, servicers and other mortgage industry participants have been exposed to greater regulatory scrutiny from federal and state regulators, and increased litigation and complaints from consumers and government officials. Further, rules promulgated under the Dodd-Frank Act are subject to reassessment five years after their effective date to ensure they are meeting the purposes and objectives of the Dodd-Frank Act. Both the ability to repay rules and the original mortgage servicing rules are currently subject to reassessment, which is scheduled for completion in January 2019.
We have incurred and expect to incur in the future operational and system costs necessary to maintain processes to ensure compliance with the rules and regulations applicable to us as well as to monitor compliance by our business partners. Additional rules and regulations implemented by the CFPB, as well as any changes to existing rules as a result of the reassessment, could lead to changes in the way we conduct our business and increased costs of compliance, both of which may have an adverse impact on our business and financial condition.

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
We operate in a highly competitive market. Our profitability depends, in large part, on our ability to acquire a sufficient supply of our target assets at favorable prices. In acquiring assets, we compete with a variety of investors, including other mortgage REITs, specialty finance companies, public and private investment funds, asset managers, commercial and investment banks, broker-dealers, commercial finance and insurance companies, the GSEs, mortgage servicers and other financial institutions. Many of our competitors are substantially larger and have greater financial, technical, marketing and other resources than we do. Certain competitors may also have a broader investment mandate or higher risk tolerance, which may allow them to consider a wider variety of potential investments. Additionally, we may face competition from governmental actions and initiatives designed to stimulate the U.S. economy and mortgage market, which in recent years has included the Federal Reserve purchasing mortgage bonds. Competition for our target assets may lead to the price of such assets increasing and their availability decreasing, which may limit our ability to generate desired returns, reduce our earnings and, in turn, decrease the cash available for distribution to our stockholders.
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
We have established and maintain risk management policies and procedures designed to identify, monitor and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk and liquidity risk, as well as operational risks related to our business, assets and liabilities. These policies and procedures may not sufficiently identify all of the risks to which we are or may become exposed or mitigate the risks we have identified. Any expansion of our business activities may result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks. Alternatively, any narrowing of our business activities may increase the concentration of our exposure to certain types of risk. Any failure to effectively identify and mitigate the risks to which we are exposed could have an adverse effect on our business, results of operations and financial condition.

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
We have and may in the future acquire assets or other instruments with limited or no liquidity, including securities, MSR and other instruments that are not publicly traded. Market conditions could also significantly and negatively affect the liquidity of our assets. It may be difficult or impossible to obtain third-party pricing on such illiquid assets and validating third-party pricing for illiquid assets may be more subjective than more liquid assets. Illiquid assets typically experience greater price volatility, as a ready market may not exist for such assets, and such assets can be more difficult to value.
Any illiquidity in our assets may make it difficult for us to sell such assets if the need or desire arises. Unlike equity securities, bonds or other exchange-traded instruments with highly liquid markets, the ability to quickly sell certain of our target assets, such as certain securities and MSR, may be constrained by a number of factors, including a small number of willing buyers, lack of transparency as to current market terms and price, and time delays resulting from the buyer’s desire to conduct due diligence on the assets, negotiation of a purchase and sale agreement, compliance with any applicable contractual or regulatory requirements, and for certain assets like MSR, the need for certain approvals from the investor in the underlying mortgage loan (e.g., Fannie Mae or Freddie Mac), all of which can result in a sale process that takes several weeks or months. Moreover, certain of our assets may not be registered under the relevant securities laws, resulting in prohibitions against their transfer, sale, pledge or their disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws. Consequently, even if we identify a buyer for certain of our securities, mortgage loans and MSR, there is no assurance that we would be able to sell such assets in a timely manner if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may be forced to sell our assets at a price that is significantly less than the value at which we previously attributed to such assets.
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
We use leverage to finance many of our investments and to enhance our financial returns. Our primary source of leverage is short-term repurchase agreement financing for our Agency RMBS and non-Agency securities. We also use revolving credit facilities and repurchase agreements to finance MSR. Other sources of leverage may include credit facilities (including term loans, revolving facilities and FHLB advances) as well as the public issuance of debt securities.
Through the use of leverage, we may acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. For example, by entering into repurchase agreements with advance rates, or haircut levels, of 5% (which is not an atypical haircut for Agency RMBS), we could leverage capital allocated to Agency RMBS by a ratio of as much as 20 to 1. It is not uncommon for investors in Agency RMBS to obtain leverage equal to ten or more times equity through the use of repurchase agreement financing. Subject to market conditions, we anticipate that we may deploy, on a debt-to-equity basis, up to ten times leverage on our Agency RMBS and up to two times on our non-Agency securities; however, there is no specific limit on the amount of leverage that we may use.
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
The operation of our business may require access to debt and equity capital that may or may not be available on favorable terms or at the desired times, or at all. In addition, we invest in certain assets, including MSR, for which financing has historically been difficult or costly to obtain and is otherwise subject to the consent of and the terms and conditions required by the GSEs. Any limitation on our ability to obtain financing for our target assets could require us to seek equity or debt capital that may be more costly or unavailable to us. We cannot assure you that we will have access to any debt or equity capital on favorable terms or at the desired times, or at all. Our inability to raise such capital or obtain financing on favorable terms could materially adversely impact our business, operations, financial condition, liquidity, and our ability to make distributions to stockholders.
We depend on repurchase agreements and other credit facilities to execute our business plan and any limitation on our ability to access funding through these sources could have a material adverse effect on our results of operations, financial condition and business.
Our ability to purchase and hold assets is affected by our ability to secure repurchase agreements and other credit facilities on acceptable terms. We currently have repurchase agreements, revolving credit facilities and other credit facilities in place with several counterparties, including national banks and the FHLB. In the future we may enter into additional or increase commitment amounts under our existing repurchase agreements, revolving credit facilities and credit facilities, but we can provide no assurance that lenders will be willing or able to provide us with sufficient financing through the repurchase markets or otherwise. In addition, with respect to MSR financing, there can be no assurance that the GSEs will consent to such transactions. Because repurchase agreements and similar credit facilities are generally short-term commitments of capital, changes in conditions in the financing markets may make it more difficult for us to secure continued financing during times of market stress. During certain periods of a credit cycle, lenders may lose their ability or curtail their willingness to provide financing. If we are not able to arrange for replacement financing on acceptable terms, or if we default on our covenants or are otherwise unable to access funds under any of our repurchase agreements and credit facilities, we may have to curtail our asset acquisition activities and/or dispose of assets.
Our ability to efficiently access our repurchase agreements may be adversely impacted by counterparty requirements regarding the type of assets that may be sold and the timing and process for such sales. In order for us to borrow funds under our repurchase agreements, counterparties must first review the assets for which we are seeking financing and approve such assets in their sole discretion. This review and approval process may delay the timing in which funding may be provided, or preclude funding altogether. For MSR, delays may also occur due to the need to obtain GSE approval of the collateral to be posted.

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
In January 2016, the FHFA issued a final rule that excluded captive insurers from ongoing FHLB membership. Our subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, is a licensed captive insurer and has been a member of the FHLB of Des Moines since 2013. Pursuant to the final rule, TH Insurance will be allowed to remain an FHLB member through February 19, 2021. During this grace period, any new advances or renewals that mature beyond the grace period will be prohibited. However, any existing advances that mature beyond this grace period will be permitted to remain in place subject to their terms insofar as TH Insurance maintains good standing with the FHLB. If any new advances or renewals occur, TH Insurance’s outstanding advances will be limited to forty percent of its assets. While we do not expect the final rule to have a near-term impact on our financing profile, we cannot assure you that, in the future, we will be able to obtain financing on similar terms, if at all, which could have material adverse impact on our business.
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
Although we generally seek to reduce our exposure to lender concentration-related risk by entering into repurchase agreements and other credit facilities with multiple counterparties, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. To the extent that the number of or net exposure under our lending arrangements may become concentrated with one or more lenders, the adverse impacts of defaults or terminations by such lenders may be significantly greater. As of December 31, 2017, repurchase agreement and other lenders for whom our net exposure (generally, the value of assets sold under repurchase agreements or posted as loan collateral, less the amount of the associated liabilities) exceeded 5% of stockholders’ equity included Barclays Capital Inc., Royal Bank of Canada and Citibank, N.A. See Note 15 - Repurchase Agreements and Note 17 - Federal Home Loan Bank of Des Moines Advances to the consolidated financial statements, included in this Annual Report on Form 10-K, for additional information.
Our inability to meet certain financial covenants related to our repurchase agreements, revolving credit facilities or other credit facilities could adversely affect our financial condition, results of operations and cash flows.
In connection with certain of our repurchase agreements, revolving credit facilities and other credit facilities, we are required to comply with certain financial covenants, the most restrictive of which are disclosed within Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Annual Report on Form 10-K. Compliance with these financial covenants will depend on market factors and the strength of our business and operating results. Various risks, uncertainties and events beyond our control could affect our ability to comply with the financial covenants. Failure to comply with our financial covenants could result in an event of default, termination of the lending facility, acceleration of all amounts owing under the lending facility, and gives the counterparty the right to exercise certain other remedies under the lending agreement, including without limitation the sale of the asset subject to repurchase at the time of default, unless we were able to negotiate a waiver. Any such waiver could be conditioned on an amendment to the lending agreement and any related guaranty agreement on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance our assets under a new lending facility on favorable terms or at all, our financial condition, results of operations, cash flows and ability to pay dividends could be adversely affected.

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
In January 2017, we issued through an underwritten public offering $287.5 million in aggregate principal amount of 6.25% convertible senior notes due January 2022. To the extent these notes are not converted by the noteholders prior to their maturity date, we will be obligated to repay the principal amount of all outstanding notes upon maturity. In addition, if a fundamental change occurs (as described in the First Supplemental Indenture governing the notes) noteholders have the right to require us to purchase for cash any or all of their notes. The fundamental change purchase price will equal 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. We may not have sufficient funds available at the time we are required to repay principal amounts or to purchase the notes upon a fundamental change, and we may not be able to arrange necessary financing for such payments on acceptable terms, if at all. In addition, our ability to purchase the notes may be limited by law, by regulatory authority or by the agreements governing our other indebtedness outstanding at the time. If we fail to pay any amounts associated with the notes when due, we may be in default under the indenture governing the notes. A default under the indenture or a fundamental change itself could also constitute a default under the agreements governing our other existing and future indebtedness, which would further restrict our ability to make required payments under the notes. As a consequence of the foregoing matters, our business, financial condition and results of operations may be adversely affected.
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
Natural disasters, terrorist attacks, other acts of violence or war, or other unexpected events may affect the value of our investments, the markets in which we operate and our results of operations.
Natural disasters, terrorist attacks, other acts of violence or war, or other unexpected events may negatively affect our operations, the market price of our capital stock and the value of our investments. There can be no assurance that events like these will not occur or have a direct impact on our business. Such events could materially interrupt our business operations, cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could result in or prolong an economic recession in the U.S. or abroad. Any of these occurrences could have a significant adverse impact on our operating results and revenues and on the market price of our capital stock and on the value of our investments.

The occurrence of natural disasters, terrorist attacks or a significant adverse climate changes may cause a sudden decrease in the value of real estate in the area or areas affected and would likely reduce the value of the properties securing the mortgages collateralizing our non-Agency securities or underlying our MSR. Because certain natural disasters may not be covered by the standard hazard insurance policies maintained by borrowers (such as hurricanes or certain flooding), or the proceeds payable under any such policy are not sufficient to cover the related repairs, the affected borrowers may have to pay for any repairs themselves. Under these circumstances, borrowers may decide not to repair their property or may stop paying their mortgages under those circumstances. This would likely cause defaults and credit loss severities to increase and would negatively impact our securities and MSR portfolios.
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
We have elected to not qualify for hedge accounting treatment under Accounting Standards Codification (ASC) 815, Derivatives and Hedging, or ASC 815, for our current derivative instruments. The economics of our derivative hedging transactions are not affected by this election; however, our earnings (losses) for U.S. GAAP purposes, or GAAP net income (loss), may be subject to greater fluctuations from period to period as a result of this accounting treatment for changes in fair value of derivative instruments or for the accounting of the underlying hedged assets or liabilities in our financial statements, as it does not necessarily align with the accounting used for derivative instruments.

We depend on third-party service providers, including mortgage loan servicers, for a variety of services related to our business. We are, therefore, subject to the risks associated with third-party service providers.
We depend on a variety of services provided by third-party service providers related to our investments in Agency RMBS, non-Agency securities and MSR as well as for general operating purposes. For example, we rely on the mortgage servicers who service the mortgage loans underlying our Agency RMBS, non-Agency securities and MSR to, among other things, collect principal and interest payments on such mortgage loans and perform loss mitigation services in accordance with applicable laws and regulations. Mortgage servicers and other service providers, such as trustees, bond insurance providers, due diligence vendors and document custodians, may fail to perform or otherwise not perform in a manner that promotes our interests.
For example, any legislation intended to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans, including those underlying our Agency RMBS, non-Agency securities and MSR. Mortgage servicers may be required or otherwise incented by the Federal government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. Similarly, legislation delaying the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limiting the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans may also reduce the value of mortgage loans underlying our Agency RMBS and non-Agency securities. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a consequence of the foregoing matters, our business, financial condition and results of operations may be adversely affected.
We may be subject to fines, penalties or other enforcement actions based on the conduct of third-party mortgage loan servicers who service the loans underlying the MSR we acquire, which could adversely impact our results of operations, financial condition and business.
We contract with third-party mortgage loan servicers to perform the actual day-to-day servicing obligations on the mortgage loans underlying our MSR. We and the mortgage loan servicers operate in a highly regulated industry and are required to comply with various federal, state and local laws and regulations. Although the servicing activity is conducted in the name of the mortgage loan servicers, to the extent these servicers fail to comply with applicable laws and regulations, we could be subject to governmental actions such as denial, suspension or revocation of licenses, be fined or incur losses or be subject to lawsuits, any of which could adversely impact our business, financial condition, results of operations and our ability to make distributions to our stockholders. While some of these laws and regulations may not explicitly hold us responsible for the legal violations of third party servicers, federal and state agencies have increasingly sought to impose such liability. Accordingly, the conduct of third-party mortgage loan servicers or our failure to adequately oversee their compliance with these laws and regulations may subject us to increased regulatory risk and could result in regulatory fines, penalties, civil liabilities or other limitations in our ability to acquire and manage MSR. Further, it is possible that a third-party servicer’s failure to comply with the new and evolving servicing rules or standards could adversely affect the value of our MSR.
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
Our subsidiary’s continued approval to own and manage MSR by the GSEs is subject to compliance with each of their respective selling and servicing guidelines, minimum capital requirements and other conditions they may impose from time to time at their discretion. Failure to meet such guidelines and conditions could result in the unilateral termination of our subsidiary’s approved status by one or more GSEs. In addition, the implementation of more restrictive or operational intensive guidance may increase the costs associated with owning and managing MSR as well as our ability to finance MSR.
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
We may be subject to representation and warranty risk in our capacity as an owner of MSR as well as in connection with our prior securitization transactions and our sales of MSR and other assets.
The MSR we acquire may be subject to existing representations and warranties made to the applicable investor (including, without limitation, the GSEs) regarding, among other things, the origination and prior servicing of those mortgage loans, as well as future servicing practices following our acquisition of such MSR. If such representations and warranties are inaccurate, we may be obligated to repurchase certain mortgage loans or indemnify the applicable investor for any losses suffered as a result of the origination or prior servicing of the mortgage loans, either of which may result in a loss. As such, the applicable investor will have direct recourse to us for such origination and/or prior servicing issues.
In connection with our prior securitization transactions and with the sales of our MSR and other assets from time to time, we may have been or be required to make representations and warranties to the purchasers of the assets regarding certain characteristics of those assets. If our representations and warranties are inaccurate, we may be obligated to repurchase the assets, which may result in a loss. Even if we obtain representations and warranties from the parties from whom we acquired the asset, as applicable, they may not correspond with the representations and warranties we make or may otherwise not protect us from losses. Additionally, the loan originator or other parties from whom we acquired the MSR may be insolvent or otherwise unable to honor their respective representation and warranties. For example, if representations and warranties we obtain from those parties do not exactly align with the representations and warranties we make, or if the representations and warranties made to us are not enforceable or if we cannot collect damages for a breach (e.g., due to the financial condition of the party that made the representation or warranty to us or statutes of limitations), we may incur losses.

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
We seek to generate current income and capital appreciation for our stockholders. However, the assets that we acquire may not appreciate in value and, in fact, may decline in value. Additionally, the securities that we acquire, or the loans underlying certain of our assets, may experience defaults of interest and/or principal payments, which could result in significant losses related to such assets. Accordingly, we may not be able to realize gains or income from our assets. Any gains that we do realize may not be sufficient to offset other losses that we experience. Any income that we realize may not be sufficient to offset our expenses.
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
With respect to our securities portfolio, typically the value of a mortgage-backed security includes market assumptions regarding the speed at which the underlying mortgages will be prepaid. Faster than expected prepayments could adversely affect our profitability, including in the following ways:

•
We may purchase securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we may pay a premium over the par value to acquire the security. In accordance with U.S. GAAP, we may amortize this premium over the estimated term of the security. If the security is prepaid in whole or in part prior to its maturity date, however, we may be required to expense the premium that was prepaid at the time of the prepayment.

•
A substantial portion of our adjustable-rate Agency RMBS and non-Agency securities may bear interest rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an adjustable-rate security is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, we will have held that security while it was least profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.

•	If we are unable to acquire new Agency RMBS and non-Agency securities similar to the prepaid security, our financial condition, results of operations and cash flows would suffer.
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
The risks associated with our business are more severe during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values. The ability of a borrower to repay a loan secured by a residential property typically is dependent upon the income or assets of the borrower. During an economic slowdown, unemployment rises and increasing numbers of borrowers have difficulty in making payments on their debts, including on mortgage loans. When a recession is combined with declining real estate values, as was the case following the 2008 Financial Crisis, defaults on mortgages may increase dramatically.
Owners of Agency RMBS are protected from the risk of default on the underlying mortgages by guarantees from Fannie Mae, Freddie Mac or, in the case of the Ginnie Mae, the U.S. government. However, we also acquire non-Agency securities, which are backed by residential real property but, in contrast to Agency RMBS, the principal and interest payments are not guaranteed by GSEs or the U.S. government. Our non-Agency securities are therefore particularly sensitive to recessions and declining real estate values.

In the event of a default on a mortgage loan that we hold in our portfolio or a mortgage loan underlying a non-Agency security in our portfolio, we bear the risk of loss as a result of the potential deficiency between the value of the collateral and the debt owed on the mortgage, as well as the costs and delays of foreclosure or other remedies, and the costs of maintaining and ultimately selling a property after foreclosure. Delinquencies and defaults on mortgage loans for which we own the servicing rights will adversely affect the amount of servicing fee income we receive and may result in increased servicing costs and operational risks due to the increased complexity of servicing delinquent and defaulted mortgage loans. If an investor in the mortgage loans for which we own the servicing rights determines that the rate of delinquencies or defaults for the loans it owns is unacceptable, we bear the risk of losing the right to service the related mortgage loans which could adversely affect our revenues, business prospects and financial condition.
Any sustained period of increased payment delinquencies, defaults, foreclosures or losses on our non-Agency securities, mortgage loans, mortgage loans for which we own the servicing rights could adversely affect our revenues, results of operations, financial condition, business prospects and ability to make distributions to stockholders.
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

Our subordinated RMBS may be in the “first loss” position, subjecting us to greater risk of losses.
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
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. For example, the Federal Reserve elected to raise the target range for the federal funds rate three separate times in 2017 and has indicated that current economic conditions remained supportive of future gradual rate increases. We cannot predict the impact that recent rate increases, or any future actions or non-actions with respect to the federal funds rate, may have on the markets or the economy. Interest rate fluctuations present a variety of risks, including the risk of a narrowing of the difference between asset yields and borrowing rates, flattening or inversion of the yield curve and fluctuating prepayment rates.
In a normal yield curve environment, fixed income assets, including many Agency RMBS and non-Agency securities, decline in value if interest rates increase. If long-term rates increased significantly, not only will the market value of these assets be expected to decline, but the duration and weighted-average life of the assets could increase as well because borrowers are less likely to prepay mortgages. Further, an increase in short-term interest rates would increase the rate of interest payable on any repurchase agreements required to finance these securities.
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
The value of our Agency RMBS, non-Agency securities and MSR may be adversely affected by deficiencies in servicing and foreclosure practices, as well as related delays in the foreclosure process.
Deficiencies in servicing and foreclosure practices among servicers of residential mortgage loans have raised and may in the future raise concerns relating to such practices, including the improper execution of the documents used in foreclosure proceedings (so-called “robo signing”), inadequate documentation of transfers and registrations of mortgages and assignments of loans, improper handling and processing of loan modifications, violations of representations and warranties at the date of securitization and failure to enforce put-backs. The integrity of the servicing and foreclosure processes is critical to the value of our Agency RMBS, non-Agency securities and MSR, and our financial results could be adversely affected by deficiencies in the conduct of those processes. For example, delays in the foreclosure process that may result from improper servicing practices may adversely affect the values of, and our losses on, our mortgage-related assets. Foreclosure delays may also increase the administrative expenses of the securitization trusts for non-Agency securities or result in the curtailment of payments to the GSEs, thereby resulting in additional expense and reducing the amount of funds available for distribution to investors. In addition, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of credit support available for any senior classes we own, thus possibly adversely affecting these securities.
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
The current term of the management agreement expires on October 28, 2018 and will automatically renew for successive one-year terms unless terminated by us or PRCM Advisers as set forth in the management agreement. If the management agreement is terminated and no suitable replacement is found to manage Two Harbors or we are unable to hire our own qualified employer, we may not be able to continue to execute our business plan.
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
The management agreement with PRCM Advisers does not prevent PRCM Advisers and its affiliates from engaging in additional management or investment opportunities. Pine River and its affiliates, including PRCM Advisers, engage in additional management or investment opportunities that have overlapping objectives with us, and thus face conflicts in the allocation of resources between us, any other funds they manage and for their own accounts. For example, Pine River serves as the external manager for Granite Point Mortgage Trust Inc. (NYSE: GPMT) (“Granite Point”). In 2017, we contributed our commercial real estate business to Granite Point and subsequently distributed to our common stockholders the shares of Granite Point common stock that we received in connection with that contribution. Each of Brian Taylor, Thomas Siering and Bill Roth serves as a director of Granite Point, and a number of Pine River non-investment personnel who provide services to Two Harbors have also continued to provide support to Granite Point’s operations.
The ability of PRCM Advisers, Pine River and the officers and employees providing services to Two Harbors under the management agreement to engage in other business activities reduces the time PRCM Advisers spends managing Two Harbors. While there are a number of employees of Pine River who allocate 100% of their time to Two Harbors, certain employees who provide services to Two Harbors allocate some, or a material portion, of their time to other businesses and activities of Pine River. Under the management agreement, none of these individuals is required to devote a specific amount of time to Two Harbors’ affairs. Accordingly, we compete with Pine River, its existing funds, investment vehicles and other ventures, including Granite Point, for the time and attention of these officers and other personnel.
We may enter into additional transactions with Pine River, its affiliates or the investment vehicles that it manages. In particular, we may purchase assets from Pine River or its affiliates or make co-purchases alongside Pine River or its affiliates. These transactions may not be the result of arm’s length negotiations and may involve conflicts between our interests and the interests of Pine River and/or its affiliates. There can be no assurance that any procedural protections will be sufficient to assure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s length transaction.
We compete with current and future investment entities affiliated with Pine River for access to certain of the benefits that our relationship with Pine River provides to us, including access to investment opportunities.
There may be conflicts of interest in allocating investment opportunities among Two Harbors and other funds, investment vehicles and ventures managed by Pine River, including Granite Point. There may be overlap in the assets and investment strategies of Two Harbors and Pine River’s private funds, and additional areas of overlap may develop in the future. Although PRCM Advisers and Pine River have a dedicated team of trading and investment personnel to serve Two Harbors full-time, in some cases certain non-investment personnel may provide services to both entities as well as Granite Point. Additionally, there are other members of the Pine River investment team that are dedicated full-time to other Pine River strategies and clients and, therefore, do not devote any of their time to Two Harbors and its trading activities. Pine River and its affiliates may in the future form additional funds or sponsor additional investment vehicles and ventures that have overlapping objectives with Two Harbors and therefore may compete with us for investment opportunities and Pine River resources. Pine River has an allocation policy that addresses the manner in which investment opportunities are allocated among the various entities and strategies for which they provide investment management services. However, we cannot assure you that Pine River and PRCM Advisers will always allocate investment opportunities in a manner that is advantageous for us; indeed, we may expect that the allocation of investment opportunities will at times result in our receiving only a portion of, or none of, certain investment opportunities.

The loss of our access to Pine River’s investment professionals and principals may adversely affect our ability to achieve our investment objectives.
We depend on PRCM Advisers’ access, through a shared facilities and services agreement, to the investment professionals and principals of Pine River and the information opportunities generated by Pine River’s investment professionals and principals. These investment professionals and principals evaluate, negotiate, structure, close and monitor our investments and our financing activities and we depend on their continued service. The departure of a significant number of the investment professionals or principals of Pine River could have a material adverse effect on our ability to achieve our investment objectives. Certain Pine River investment personnel and principals are dedicated to strategies and clients other than Two Harbors and, as a result, Two Harbors will not benefit from the investment opportunities they generate. Further, we cannot assure you that PRCM Advisers will remain as Two Harbors’ manager, that Pine River will continue to be able to support our business and operations consistent with historical practice or that we will continue to have access to Pine River’s investment professionals or principals.
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
PRCM Advisers is entitled to receive a management fee that is based on our stockholders’ equity at the end of each quarter, regardless of our financial performance. Accordingly, significant management fees will be payable to PRCM Advisers even if we have a net loss during a quarter. PRCM Advisers’ right to such compensation may not provide sufficient incentive to PRCM Advisers to devote sufficient time and effort to maximize risk-adjusted returns on our investment portfolio, which could, in turn, adversely affect our financial results. Further, the management fee structure gives PRCM Advisers the incentive to maximize stockholders’ equity by the issuance of new common or preferred stock or the retention of existing equity, regardless of the effect of these actions on existing stockholders. In other words, the management fee structure rewards PRCM Advisers primarily based on the size of Two Harbors, and not on our returns to stockholders.
Termination of the management agreement may be difficult and costly, which may adversely affect our inclination to end our relationship with PRCM Advisers.
Termination of the management agreement with PRCM Advisers without cause is difficult and costly. We have the right to terminate for cause; however, the term “cause” is limited to certain specifically described circumstances. In the absence of cause, we may only terminate it after October 28, 2018, upon the vote of at least two-thirds of all of our independent directors or by a vote of the holders of a majority of the outstanding shares of our common stock, and only for the reasons set forth in the management contract. Additionally, upon a termination by Two Harbors without cause (or upon a termination by PRCM Advisers due to our material breach), the management agreement requires us to pay PRCM Advisers a termination payment equal to three times the sum of the average annual base management fee received by PRCM Advisers during the 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter. This provision increases the effective cost to us of terminating our relationship with PRCM Advisers, even if we believe that PRCM Advisers’ performance is not satisfactory.

The liability of PRCM Advisers and Pine River is limited under the management agreement, and we have agreed to indemnify PRCM Advisers and its affiliates and advisers, including Pine River, against certain liabilities. As a result, we could experience poor performance or losses for which PRCM Advisers and Pine River would not be liable.
Pursuant to the management agreement, PRCM Advisers does not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. PRCM Advisers and its officers, stockholders, members, managers, personnel and directors, any person controlling or controlled by PRCM Advisers and any person providing sub-advisory services to PRCM Advisers will not be liable to Two Harbors, any of our subsidiaries, any of our directors, stockholders or partners or any subsidiary’s stockholders, members or partners for acts or omissions performed in accordance with or pursuant to the management agreement, except by reason of acts constituting reckless disregard of PRCM Advisers’ duties under the management agreement which has a material adverse effect on Two Harbors, willful misconduct or gross negligence, as determined by a final non-appealable order of a court of competent jurisdiction. We have agreed to indemnify PRCM Advisers and its affiliates and sub-advisers, including Pine River, with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from willful misconduct, gross negligence or acts or omissions of such indemnified parties not constituting reckless disregard of PRCM Advisers’ duties under the management agreement which has a material adverse effect on Two Harbors. As a result, if we experience poor performance or losses, PRCM Advisers would not be liable.

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
We have 450,000,000 authorized shares of common stock and we may increase our authorized common stock without stockholder approval. As of December 31, 2017, 174,496,587 shares of common stock were issued and outstanding. In May 2015, our stockholders approved our Second Restated 2009 Equity Incentive Plan, or the Plan, which provides for grants of restricted common stock and other equity-based awards, subject to a ceiling of 6,500,000 shares available for issuance under the Plan. As of December 31, 2017, an aggregate of 3,108,534 shares of common stock remained available for issuance to our independent directors and Pine River employees pursuant to the Plan. Additionally, shares of our common stock have also been reserved for issuance in connection with the conversion of our 6.25% convertible senior notes due January 2022 and our Series A, Series B and Series C preferred stock.
We cannot predict the effect, if any, of future issuances or sales of our common stock on the market price of our common stock. We also cannot predict the amounts and timing of restricted stock awards to be issued pursuant to the Plan, nor can we predict the amount and timing of any conversions of our 6.25% convertible senior notes due January 2022 or our Series A, Series B and Series C preferred stock into shares of our common stock. Any stock awards or conversions resulting in the issuance of substantial amounts of common stock, or the perception that such awards or conversions could occur, may adversely affect the market price for our common stock.
Also, we may issue additional shares in subsequent public offerings or private placements to raise capital, acquire new assets or for other purposes. We are not required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future share issuances, which may dilute the existing stockholders’ interests.
Any future offerings of our securities could dilute our existing stockholders and may rank senior for purposes of dividend and liquidating distributions.
In order to grow our business, we may rely on additional issuances of securities which may rank senior and/or be dilutive to our stockholders. For example, in 2017, we completed an offering of senior unsecured notes due January 2022 that are convertible into shares of our common stock at the election of the noteholder. In addition, our Series A, Series B and Series C preferred shares may be converted into shares of our common stock following the occurrence of certain events, as set forth in the Articles Supplementary for each series. Any election by noteholders or preferred stockholders to convert their notes or preferred shares into shares of our common stock will dilute the interests of other common stockholders. In addition, upon liquidation, holders of our debt securities would receive a distribution of our available assets before holders of our shares.

In the future, we may again elect to raise capital through the issuance of convertible or non-convertible debt or common or preferred equity securities. Upon liquidation, holders of our debt securities and preferred stock, if any, and lenders with respect to other borrowings will be entitled to our available assets prior to the holders of our common stock. Convertible debt and convertible preferred stock may have anti-dilution provisions which are unfavorable to our common stockholders. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Any preferred stock could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to our stockholders or favorable conversion rights. Sales of substantial amounts of our common stock or the sale of securities which have rights and preferences that are superior to our common stock, or the perception that these sales could occur, may have a material adverse effect on the price of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their holdings.
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
In order to continue to qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and designated real estate assets, including certain mortgage loans and shares in other REITs. Subject to certain exceptions, our ownership of securities, other than government securities and securities that constitute real estate assets, generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets, other than government securities and securities that constitute real estate assets, can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter after the first calendar quarter for which we qualified as a REIT, we must generally correct such failure within 30 days after the end of such calendar quarter to avoid losing our REIT qualification. As a result, we may be required to liquidate otherwise profitable assets prematurely, which could reduce our return on assets, which could adversely affect our results of operations and financial condition.
The Protecting Americans from Tax Hikes Act of 2015 changed certain aspects of the U.S. federal income tax rules applicable to REITs. In particular, the act reduced the maximum allowable value of assets attributable to our TRSs from 25% to 20%, which change is applicable with respect to tax years beginning after December 31, 2017. In addition, the act adjusted the way we may calculate certain earnings and profits calculations to avoid double taxation at the stockholder level. These modifications could result in changes in our tax positions or investments and may adversely impact our financial condition and results of operations.

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
The failure of our Agency RMBS and non-Agency securities that are subject to a repurchase agreement to qualify as real estate assets would adversely affect our ability to qualify as a REIT.
We may enter into repurchase agreements under which we will nominally sell certain of our Agency RMBS or non-Agency securities to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we will be treated for U.S. federal income tax purposes as the owner of the securities that are the subject of any such agreement notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the securities during the term of the repurchase agreement, in which case we could fail to qualify as a REIT.
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

Our qualification as a REIT may depend on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets we acquire, including with respect to the treatment of our TBA securities and transactions for tax purposes.
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
We may utilize TBAs as a means of investing and financing Agency RMBS. There is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test. We intend to treat our TBAs as qualifying assets for purposes of the 75% asset test, to the extent set forth in an opinion from Sidley Austin LLP substantially to the effect that, for purposes of the 75% asset test, our ownership of a TBA should be treated as ownership of the underlying Agency RMBS, and to treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, to the extent set forth in an opinion from Sidley Austin LLP substantially to the effect that, for purposes of the 75% gross income test, any gain recognized by us in connection with the settlement of our TBAs should be treated as gain from the sale or disposition of the underlying Agency RMBS. Such opinions of counsel are not binding on the IRS, and there can be no assurance that the IRS will not successfully challenge the conclusions set forth therein. In addition, the opinion of Sidley Austin LLP is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. If the IRS were to successfully challenge the opinion of Sidley Austin LLP, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.
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
As discussed above, the Protecting Americans from Tax Hikes Act of 2015 reduced the maximum allowable value of assets attributable to our TRSs from 25% to 20%, which change is applicable with respect to tax years beginning after December 31, 2017. This modification, as well as other changes promulgated by the act, could result in changes in our tax positions or investments and may adversely impact our financial condition and results of operations.
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
The recently passed Tax Cuts and Jobs Act (“TCJA”) made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Pursuant to the TCJA, as of January 1, 2018, the highest marginal individual income tax rate is reduced to 37%. In addition, individuals, estates and trusts may deduct up to 20% of certain pass-through income, including ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income,” subject to complex limitations. For taxpayers qualifying for the full deduction, the effective maximum tax rate on ordinary REIT dividends would be 29.6% (through taxable years ending in 2025). The maximum rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests is also reduced from 35% to 21%. There can be no assurance as to how these or any other tax rate changes in the future will impact the attractiveness of an investment in our shares or the value of our securities.
We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our shares.
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be changed. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.
The recently passed TCJA made many significant changes to the U.S. federal income tax laws applicable to businesses, including REITs, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. Pursuant to the TCJA, as of January 1, 2018, the federal income tax rate applicable to corporations was reduced to 21% and the corporate alternative minimum tax was repealed. In addition, the deduction of net interest expense is limited for all businesses; provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives. This limitation could adversely affect our TRSs.
Under the TCJA, we generally will be required to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments or mortgage-backed securities, such as original issue discount or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rule generally will be effective for tax years beginning after December 31, 2017 or, for debt instruments or mortgage-backed securities issued with original issue discount, for tax years beginning after December 31, 2018. This rule could increase our “phantom income,” which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized.
Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of us or our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of any legislative, regulatory or administrative developments or proposals and their potential effect on an investment in our shares.
REIT limitations may affect our ability to dispose of real properties we may acquire in the course of our MSR business, or in meeting our obligations under prior securitization transactions.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal place of business is located at 575 Lexington Avenue, Suite 2930, New York, New York 10022. In New York, we lease 5,103 square feet of office space pursuant to a lease that expires in June 2023. Additionally, we are subleasing to an unaffiliated third party 8,934 square feet of office space at a different location in New York pursuant to a lease that expires in April 2022. We also have offices located at 601 Carlson Parkway, Suite 1400, Minnetonka, Minnesota 55305 and 8625 Tamiami Trail North, Naples, Florida 34108. In Minnetonka, we lease 27,982 square feet of office space pursuant to a lease that expires in June 2022. In Naples, we lease 4,522 square feet of office space pursuant to a lease that expires in May 2021. In accordance with the shared facilities and services agreement between PRCM Advisers and Pine River, we may from time to time utilize additional Pine River office space in Minnetonka and New York.

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

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information
Our common stock is listed on the NYSE under the symbol “TWO”. As of February 23, 2018, 175,438,857 shares of common stock were issued and outstanding.
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
The following table shows the high and low sales prices for our common stock, adjusted on a retroactive basis to reflect the reverse stock split, as reported on the NYSE during the calendar years ended December 31, 2017 and 2016:

Quarter Ended	Common Stock
2017	High	Low
December 31	$20.42	$15.21
September 30	$20.51	$19.16
June 30	$21.08	$19.10
March 31	$19.64	$17.02
2016
December 31	$18.28	$15.82
September 30	$18.35	$16.84
June 30	$17.60	$15.24
March 31	$16.97	$13.81

Holders
As of February 21, 2018, there were 471 registered holders and approximately 90,884 beneficial owners of our common stock.

Dividends
The following table, which has been adjusted to reflect the reverse stock split, presents cash dividends declared on our common stock for the years ended December 31, 2017 and 2016:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 14, 2017	December 26, 2017	December 29, 2017	$0.47
September 14, 2017	September 29, 2017	October 27, 2017	$0.52
June 15, 2017	June 30, 2017	July 27, 2017	$0.52
March 14, 2017	March 31, 2017	April 27, 2017	$0.50
December 15, 2016	December 30, 2016	January 27, 2017	$0.48
September 15, 2016	September 30, 2016	October 20, 2016	$0.46
June 16, 2016	June 30, 2016	July 20, 2016	$0.46
March 15, 2016	March 31, 2016	April 21, 2016	$0.46

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
We have not established a minimum dividend distribution level for our common stock. See Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Annual Report on Form 10-K for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends in 2018 and thereafter.
Our stock transfer agent and registrar is Equiniti Trust Company. Requests for information from Equiniti Trust Company can be sent to Equiniti Trust Company, P.O. Box 64856, St. Paul, MN 55164-0856 and their telephone number is 1-800-468-9716.

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
The following table, which has been adjusted to reflect the reverse stock split, presents certain information about the Plan as of December 31, 2017:

	December 31, 2017
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders (1)	—	$—	3,108,534
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	3,108,534
___________________

(1)	For a detailed description of the Plan, see Note 22 - Equity Incentive Plan of the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

Performance Graph
The following graph compares the stockholder’s cumulative total return, assuming $100 invested at December 31, 2012, with all reinvestment of dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor’s 500 Stock Index, or S&P 500; and (iii) the stocks included in the Bloomberg REIT Mortgage Index.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Two Harbors Investment Corp.,
S&P 500 and Bloomberg REIT Mortgage Index

	December 31,
Index	2017	2016	2015	2014	2013
Two Harbors Investment Corp.	$165.05	$130.51	$108.63	$120.39	$100.77
S&P 500	$208.05	$170.78	$152.55	$150.48	$132.37
Bloomberg REIT Mortgage Index	$154.54	$128.50	$105.09	$116.63	$97.65

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of our common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of December 31, 2017, a total of 12,067,500 shares had been repurchased under the program for an aggregate cost of $200.4 million. We did not repurchase shares during the three and twelve months ended December 31, 2017.

Item 6. Selected Financial Data
Our selected financial data set forth below should be read in conjunction with our consolidated financial statements and the accompanying notes included under Item 8 of this Annual Report on Form 10-K. Certain amounts for prior periods have been reclassified to conform to the 2017 presentation. All per share amounts and common shares outstanding for all periods presented have been adjusted on a retroactive basis to reflect the one-for-two reverse stock split effected on November 1, 2017.

(in thousands)	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Interest income:
Available-for-sale securities	$631,853	$414,050	$458,515	$506,268	$507,180
Trading securities	—	—	8,676	12,913	5,963
Residential mortgage loans held-for-investment in securitization trusts	102,886	133,993	95,740	41,220	19,220
Residential mortgage loans held-for-sale	1,704	23,037	28,966	16,089	22,185
Other	8,646	4,000	982	717	1,043
Total interest income	745,089	575,080	592,879	577,207	555,591
Interest expense:
Repurchase agreements	210,430	88,850	72,653	76,177	89,470
Collateralized borrowings in securitization trusts	82,573	97,729	57,216	26,760	10,937
Federal Home Loan Bank advances	36,911	26,101	11,921	4,513	—
Revolving credit facilities	2,341	604	—	—	—
Convertible senior notes	17,933	—	—	—	—
Total interest expense	350,188	213,284	141,790	107,450	100,407
Net interest income	394,901	361,796	451,089	469,757	455,184
Other-than-temporary impairment losses	(789)	(1,822)	(535)	(392)	(1,662)
Other income (loss):
(Loss) gain on investment securities	(34,695)	(107,374)	363,379	87,201	(54,430)
(Loss) gain on interest rate swap and swaption agreements	(9,753)	45,371	(210,621)	(345,647)	245,229
(Loss) gain on other derivative instruments	(70,159)	99,379	(5,049)	(17,529)	95,345
Servicing income	209,065	143,579	127,398	128,160	11,795
(Loss) gain on servicing asset	(91,033)	(83,531)	(99,584)	(128,388)	13,881
Gain (loss) on residential mortgage loans held-for-sale	2,383	16,085	14,285	17,297	(33,846)
Other income (loss)	27,758	(6,121)	(21,971)	18,539	14,835
Total other income (loss)	33,566	107,388	167,837	(240,367)	292,809
Expenses:
Management fees	40,472	39,261	49,116	48,803	41,707
Servicing expenses	35,289	32,119	28,028	25,925	3,761
Securitization deal costs	—	6,152	8,971	4,638	4,153
Other operating expenses	54,160	56,605	56,764	56,231	37,259
Restructuring charges	—	2,990	—	—	—
Total expenses	129,921	137,127	142,879	135,597	86,880
Income from continuing operations before income taxes	297,757	330,235	475,512	93,401	659,451
(Benefit from) provision for income taxes	(10,482)	12,314	(16,560)	(73,738)	84,411
Net income from continuing operations	308,239	317,921	492,072	167,139	575,040
Income from discontinued operations, net of tax	44,146	35,357	138	—	3,999
Net income	352,385	353,278	492,210	167,139	579,039
Income from discontinued operations attributable to noncontrolling interest	3,814	—	—	—	—
Net income attributable to Two Harbors Investment Corp.	348,571	353,278	492,210	167,139	579,039
Dividends on preferred stock	25,122	—	—	—	—
Net income attributable to common stockholders	$323,449	$353,278	$492,210	$167,139	$579,039

(in thousands, except share data)	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Basic earnings per weighted average share:
Continuing operations	$1.62	$1.83	$2.70	$0.91	$3.28
Discontinued operations	0.23	0.20	—	—	0.02
Net income	$1.85	$2.03	$2.70	$0.91	$3.30
Diluted earnings per weighted average share:
Continuing operations	$1.60	$1.83	$2.70	$0.91	$3.28
Discontinued operations	0.21	0.20	—	—	0.02
Net income	$1.81	$2.03	$2.70	$0.91	$3.30
Dividends declared per common share	$2.01	$1.86	$2.08	$2.08	$2.34
Weighted average number of shares of common stock:
Basic	174,433,999	174,036,852	182,623,869	183,005,928	175,180,914
Diluted	188,133,341	174,036,852	182,623,869	183,005,928	175,496,194
Comprehensive income (loss):
Net income	$352,385	$353,278	$492,210	$167,139	$579,039
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net	135,586	(159,834)	(496,728)	411,054	(251,723)
Other comprehensive income (loss)	135,586	(159,834)	(496,728)	411,054	(251,723)
Comprehensive income (loss)	487,971	193,444	(4,518)	578,193	327,316
Comprehensive income attributable to noncontrolling interest	3,814	—	—	—	—
Comprehensive income (loss) attributable to Two Harbors Investment Corp.	484,157	193,444	(4,518)	578,193	327,316
Dividends on preferred stock	25,122	—	—	—	—
Comprehensive income (loss) attributable to common stockholders	$459,035	$193,444	$(4,518)	$578,193	$327,316

	At December 31,
(in thousands)	2017	2016	2015	2014	2013
Available-for-sale securities	$21,220,819	$13,116,171	$7,825,320	$14,341,102	$12,256,727
Mortgage servicing rights	$1,086,717	$693,815	$493,688	$452,006	$514,402
Total assets	$24,789,313	$20,112,056	$14,575,772	$21,084,309	$17,173,862
Repurchase agreements	$19,451,207	$8,865,184	$4,948,926	$12,932,463	$12,250,450
Federal Home Loan Bank advances	$1,215,024	$4,000,000	$3,785,000	$2,500,000	$—
Total stockholders’ equity	$3,571,424	$3,401,111	$3,576,561	$4,068,042	$3,854,995

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

General
We are a Maryland corporation focused on investing in, financing and managing Agency residential mortgage-backed securities, or Agency RMBS, non-Agency securities, mortgage servicing rights, or MSR, and other financial assets, which we collectively refer to as our target assets. We operate as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code. We are externally managed by PRCM Advisers LLC, or PRCM Advisers, which is a wholly owned subsidiary of Pine River Capital Management L.P., or Pine River.
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
We generally view our target assets in two strategies that are based on our core competencies of understanding and managing prepayment and credit risk. Our rates strategy includes assets that are sensitive to changes in interest rates and prepayment speeds, specifically Agency RMBS and MSR. Our credit strategy includes assets with inherent credit risk, including non-Agency securities. Other assets include financial and mortgage-related assets other than the target assets in our rates and credit strategies, including residential mortgage loans and certain non-hedging transactions that may produce non-qualifying income for purposes of the REIT gross income tests.
As opportunities in the residential mortgage marketplace change, we continue to evolve our business model. From a capital allocation perspective, we expect to continue to increase our allocation towards MSR over time and allocate capital towards Agency RMBS based on opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. Within our non-Agency securities portfolio, we have a substantial emphasis on “legacy” securities, which include securities issued prior to 2009. We have also allocated capital towards “new issue” non-Agency securities, which we believe have enabled us to find attractive returns and further diversify our non-Agency securities portfolio.
On June 28, 2017, we completed the contribution of our portfolio of commercial real estate assets to Granite Point Mortgage Trust Inc., or Granite Point, a newly formed Maryland corporation intended to qualify as a REIT and focused on directly originating, investing in and managing senior commercial mortgage loans and other debt and debt-like commercial real estate investments. We contributed our equity interests in our wholly owned subsidiary, TH Commercial Holdings LLC, to Granite Point and, in exchange for our contribution, received approximately 33.1 million shares of common stock of Granite Point, representing approximately 76.5% of the outstanding stock of Granite Point upon completion of the initial public offering, or IPO, of its common stock on June 28, 2017.
On November 1, 2017, we distributed, on a pro rata basis, the 33.1 million shares of Granite Point common stock that we acquired in connection with the contribution to the holders of our common stock outstanding as of the close of business on October 20, 2017. Due to our controlling ownership interest in Granite Point through November 1, 2017, our results of operations and financial condition through such date reflect Granite Point’s commercial strategy, which includes as target assets first mortgages, mezzanine loans, B-notes and preferred equity. As of November 1, 2017, we no longer have a controlling interest in Granite Point and, therefore, have deconsolidated Granite Point and its subsidiaries from our financial statements and reclassified all of Granite Point’s current and prior period assets, liabilities and results of operations to discontinued operations.

In July 2016, we announced our plan to discontinue our mortgage loan conduit and securitization business. The wind down of this business was completed at the end of 2016, though we continue to hold certain securities from our prior securitization transactions. These securitization trusts were previously consolidated on our financial statements in accordance with variable interest entity, or VIE, consolidation guidance. During the fourth quarter of 2017, we sold all of our retained subordinated securities thereby causing the deconsolidation of the securitization trusts from our consolidated balance sheet. As of December 31, 2017, the remaining retained securities were included within our non-Agency securities portfolio.
Within our MSR business, we purchase the right to control the servicing of mortgage loans from high-quality originators. We do not directly service the mortgage loans on our consolidated balance sheet, nor the mortgage loans underlying the MSR we acquire; rather, we contract with appropriately licensed third-party subservicers to handle substantially all servicing functions in the name of the subservicer.
We believe our investment model allows management to allocate capital across various sectors within the mortgage market, with a focus on asset selection and the implementation of a relative value investment approach. Our capital allocation decisions factor in the opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, capital allocation reflects management’s flexible approach to investing in the marketplace. The following table provides our capital allocation in each of our investment strategies as of December 31, 2017 and the four immediately preceding period ends:

	As of
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Rates strategy	68%	55%	54%	58%	58%
Credit strategy	32%	29%	28%	27%	27%
Commercial strategy (1)	—%	16%	18%	15%	15%
____________________

(1)	Represents capital allocated to our controlling interest in Granite Point’s commercial strategy, included in discontinued operations.

As our capital allocation shifts, our annualized yields and cost of financing shift. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts (e.g., uncertainty of prepayment speeds, extension risk and credit events).
For the three months ended December 31, 2017, our net yield realized on the portfolio was lower than recent periods. Yields on non-Agency securities were generally lower than recent quarters due to purchases at slightly lower yields; however, the main driver is an increase in our cost of financing as a result of increases in LIBOR and correlated borrowing rates offered by counterparties, the addition of revolving credit facilities for financing of mortgage servicing rights and the issuance of convertible senior notes during the year ended December 31, 2017. The following table provides the average annualized yield on our assets, including Agency RMBS, non-Agency securities, MSR, residential mortgage loans held-for-investment, net of collateralized borrowings, in securitization trusts, and residential mortgage loans held-for-sale for the three months ended December 31, 2017, and the four immediately preceding quarters:

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Average annualized portfolio yield (1)	3.69%	3.66%	3.75%	3.78%	3.33%
Cost of financing (2)	1.72%	1.68%	1.52%	1.46%	1.13%
Net portfolio yield	1.97%	1.98%	2.23%	2.32%	2.20%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

We seek to deploy moderate leverage as part of our investment strategy. We generally finance our Agency RMBS and non-Agency securities through short- and long-term borrowings structured as repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. We also finance our MSR through repurchase agreements and revolving credit facilities. In addition, in January 2017, we closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022. The notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of our common stock. The notes will mature in January 2022, unless earlier converted or repurchased in accordance with their terms. We do not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses. The majority of these proceeds were used to help fund our MSR assets, which previously had largely been funded with cash. As of December 31, 2017, the notes had a conversion rate of 61.4698 shares of common stock per $1,000 principal amount of the notes.
Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while non-Agency securities and MSR, with less liquidity and/or more exposure to credit risk, utilize lower levels of leverage. We believe the debt-to-equity ratio funding our Agency RMBS, non-Agency securities and MSR, which includes any unsecured debt we may use to fund our target assets, is the most meaningful leverage measure as collateralized borrowings on residential mortgage loans held-for-investment in securitization trusts represents term financing with no stated maturity. As a result, our debt-to-equity ratio is determined by our portfolio mix as well as many additional factors, including the liquidity of our portfolio, the sustainability and price of our financing, diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. Over the past several quarters, we have generally maintained a debt-to-equity ratio range of 4.0 to 6.0 times to finance our securities portfolio, MSR and commercial real estate assets (included in assets of discontinued operations), on a fully deployed capital basis. Our debt-to-equity ratio is directly correlated to the composition of our portfolio; specifically, the higher percentage of Agency RMBS we hold, the higher our debt-to-equity ratio is, while the higher percentage of non-Agency securities and MSR we hold, the lower our debt-to-equity ratio is. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from offerings we conduct. As we allocate capital toward Agency RMBS and deploy financing on MSR, our debt-to-equity ratio may increase beyond 6.0 times in the future. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Repurchase Agreements” for further discussion.
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

Overview
Our 2017 efforts focused on three strategic objectives that we believe have positioned us for long-term success.

•
Managing an investment portfolio to generate attractive returns with balanced risks. We operate a hybrid REIT model, diversifying our portfolio across Agency RMBS and non-Agency securities in combination with MSR and derivative hedging instruments. We manage to an overall low level of interest rate exposure and leverage, relative to our peers. We believe effectively managing an appropriate balance of risks within our portfolio is critical to providing attractive risk-adjusted returns to our stockholders and our ability to adjust our allocations and deploy capital across sectors allows us to optimize portfolio results over time.

•
Reducing operating complexity through a more efficient and focused business model. In 2016, we undertook a thorough analysis of the fundamentals of our entire business, reviewing the performance and growth potential in each area. As a result of this review, in July 2016, we discontinued our mortgage loan conduit and securitization business, allowing us in 2017 to focus on reducing our operating complexity and costs, and positioning us to redeploy capital to areas of the business that we believed generated stronger risk-adjusted returns for our stockholders over the long-term. Most notably, aligned with our focus on maximizing stockholder value and running a more focused business model, we formed Granite Point to continue our commercial real estate business and completed the distribution of the 33.1 million shares of common stock of Granite Point that we received in exchange for the contribution of our commercial real estate portfolio. We believe that creating a standalone vehicle for our commercial real estate business will better reflect the embedded value in the platform that we established in 2015.

•
Maintaining “best in class” investment, corporate governance, investor relations and disclosure practices. We attribute our growth to portfolio alpha generation, innovation and following best practices in corporate governance and disclosure.

Factors Affecting our Operating Results
Our net interest income includes income from our securities portfolio, including the amortization of purchase premiums and accretion of purchase discounts, and income from our residential mortgage loans. Net interest income, as well as our servicing income, net of subservicing expenses, will fluctuate primarily as a result of changes in market interest rates, our financing costs and prepayment speeds on our assets. Interest rates, financing costs and prepayment rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results will also be affected by default rates and credit losses with respect to the mortgage loans underlying our non-Agency securities and in our residential mortgage loan portfolio.

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our consolidated balance sheets and statements of comprehensive income (loss) are significantly affected by fluctuations in market prices. At December 31, 2017, approximately 91.5% of our total assets, or $22.7 billion, consisted of financial instruments recorded at fair value. See Note 14 - Fair Value to the consolidated financial statements, included in this Annual Report on Form 10-K, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. Although markets for asset-backed securities, including RMBS, have modestly stabilized since the severe dislocations experienced as a result of the 2008 Financial Crisis, these markets continue to experience volatility and, as a result, our assets and liabilities will be subject to valuation adjustment as well as changes in the inputs we use to measure fair value.
Any temporary change in the fair value of our available-for-sale, or AFS, securities, excluding Agency interest-only mortgage-backed securities and GSE credit risk transfer securities, is recorded as a component of accumulated other comprehensive income and does not impact our earnings. Our reported earnings for U.S. GAAP purposes, or GAAP net income, is affected, however, by fluctuations in market prices on the remainder of our financial assets and liabilities recorded at fair value, including interest rate swap and swaption agreements and certain other derivative instruments (i.e., TBAs, put and call options for TBAs, Markit IOS total return swaps and inverse interest-only securities), which are accounted for as derivative trading instruments under U.S. GAAP, Agency interest-only mortgage-backed securities, MSR, net economic interests in our previously consolidated securitization trusts, residential mortgage loans held-for-sale and equity securities.

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
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. The Company classified 5.1% of its total assets as Level 3 fair value assets at December 31, 2017.

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
The methods used by us to estimate fair value for AFS securities, MSR, residential mortgage loans, equity securities and collateralized borrowings may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe that our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We use inputs that are current as of the measurement date, which in periods of market dislocation, may have reduced transparency.
Classification and Valuation of Available-for-Sale Securities
Our securities investments consist primarily of Agency RMBS and non-Agency securities that we classify as available-for-sale, or AFS. All assets classified as AFS, excluding Agency interest-only mortgage-backed securities and GSE credit risk transfer securities, are reported at estimated fair value with changes in fair value included in accumulated other comprehensive income, a separate component of stockholders’ equity, on an after-tax basis. On July 1, 2015, we elected the fair value option for Agency interest-only securities and GSE credit risk transfer securities acquired on or after such date. All Agency interest-only securities and GSE credit risk transfer securities acquired on or after July 1, 2015 are carried at estimated fair value with changes in fair value recorded as a component of (loss) gain on investment securities in the consolidated statements of comprehensive income (loss).

When the estimated fair value of an AFS security is less than amortized cost, we consider whether there is an other-than-temporary impairment in the value of the security that is required to be recognized in GAAP net income. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to whether we (i) have the intent to sell the investment securities, (ii) are more likely than not to be required to sell the investment securities before recovery, or (iii) do not expect to recover the entire amortized cost basis of the investment securities. Investments with unrealized losses are not considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the amortized cost basis of the investments. If an impairment is determined to be solely driven by the inability to fully recover the entire amortized cost basis over the remaining life of the security, the security is further analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, is then recognized in GAAP net income, while the balance of impairment related to other factors is recognized in other comprehensive income (loss).
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
Classification and Valuation of Residential Mortgage Loans Held-for-Investment in Securitization Trusts
Prior to December 31, 2017, our residential mortgage loans held-for-investment in securitization trusts were carried at fair value as a result of a fair value option election, with changes in fair value recorded in GAAP net income. An entity is allowed to measure both the financial assets and financial liabilities of a qualifying collateralized financing entity, or CFE, it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. Since our securitization trusts were considered qualifying CFEs, we determined the fair value of these residential mortgage loans based on the fair value of our collateralized borrowings in securitization trusts and our retained interests from on-balance sheet securitizations (eliminated in consolidation in accordance with U.S. GAAP), as the fair value of these instruments was more observable. As of December 31, 2017, we no longer consolidate the trusts and include the remaining retained securities within our non-Agency securities portfolio.
Classification and Valuation of Collateralized Borrowings in Securitization Trusts
Prior to December 31, 2017, our collateralized borrowings in securitization trusts were carried at fair value as a result of a fair value option election, with changes in fair value recorded in GAAP net income. Fair value was generally determined based on prices obtained from third-party pricing providers, broker quotes received and other applicable market data. As of December 31, 2017, we no longer consolidate the trusts and include the remaining retained securities within our non-Agency securities portfolio.
Interest Income Recognition
Our interest income on our Agency RMBS and non-Agency securities is accrued based on the actual coupon rate and the outstanding principal balance of such securities. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective yield method, as adjusted for actual prepayments. We estimate prepayments for our Agency interest-only securities, which represent our right to receive a specified portion of the contractual interest flows of specific Agency and collateralized mortgage obligations, or CMO, securities. As a result, if prepayments increase (or are expected to increase), we will accelerate the rate of amortization on the premiums. Conversely, if prepayments decrease (or are expected to decrease), we will decelerate the rate of amortization on the premiums.
Our interest income on our non-Agency securities rated below AA, including unrated securities, is recognized in accordance with estimated cash flows. Cash flows from a security are estimated by applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the investment are recognized as interest income under the effective yield method. We review and, if appropriate, make adjustments to our cash flow projections at least quarterly and monitor these projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized on, or the carrying value of, such securities.

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
Interest income on residential mortgage loans is recognized at the loan coupon rate. All residential mortgage loans are considered past due when they are 30 days past their contractual due date. Interest income recognition is suspended when loans are placed on nonaccrual status. Generally, loans are placed on nonaccrual status when delinquent for more than 60 days or when determined not to be probable of full collection. Interest accrued, but not collected, at the date loans are placed on nonaccrual is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Loans are restored to accrual status only when contractually current or the collection of future payments is reasonably assured.
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
Derivatives are primarily used for hedging purposes rather than speculation. We utilize third-party pricing providers and broker quotes to value our financial derivative instruments. If our hedging activities do not achieve their desired results, our reported GAAP net income may be adversely affected.
Income Taxes
Our financial results are generally not expected to reflect provisions for current or deferred income taxes, except for those taxable benefits or provisions recognized by our TRSs. We estimate, based on existence of sufficient evidence, the ability to realize the remainder of any deferred tax asset our TRSs recognize. Any adjustments to such estimates will be made in the period such determination is made. We plan to operate in a manner that will allow us to qualify for taxation as a REIT. As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal corporate level taxes. However, many of the REIT requirements are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income taxes.
The 2017 Tax Cuts and Jobs Act (“TCJA”) significantly changes how the U.S. taxes corporations. The TCJA requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the TCJA and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the TCJA will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the TCJA, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

Market Conditions and Outlook
The key macroeconomic factors that impact our business are U.S. residential property prices, national employment rates and the interest rate environment. Home prices increased modestly during 2017 and are expected to gradually appreciate over the next several years. Credit standards remain tight, despite a modest easing in recent periods, and have limited borrowers’ ability to refinance their mortgages notwithstanding low interest rates and government programs that promote refinancing. Employment market conditions remain solid as jobless claims, unemployment and payroll data are showing stability, although new job creation has not generated meaningful wage growth. Other than LTV ratios and cash reserves, we believe employment is the most powerful determinant of homeowners’ ongoing likelihood to pay their mortgages. Home price performance and employment are particularly important to our non-Agency portfolio.
More recently, natural disasters have impacted certain geographic areas of the U.S. We continuously monitor and evaluate our portfolio for market value deterioration or asset impairment in light of these events and do not expect material impacts to our portfolio.

The Federal Reserve has continued to modestly raise the federal funds target rate, noting a roughly balanced outlook. At the same time, due in part to the absence of meaningful inflation, longer term rates in the U.S. did not increase during 2017, thus leading to a flattening of the interest rate curve. The Trump administration continues to focus on several issues that could impact interest rates, the U.S. economy and U.S. businesses, including but not limited to tax reform, deregulation, fiscal spending measures and trade. While there is much uncertainty regarding the timing and specifics of any policy changes, any such actions could affect our business. Nevertheless, interest rates remain at historically low levels and that environment is expected to persist in the near term, as the Federal Reserve has reiterated it will take a measured and conservative approach to future interest rate decisions. While the Federal Reserve has announced plans to reduce its mortgage-backed securities holdings in the near term, the plan seems to be to focus on a gradual approach which reduces reinvestment of principal and interest but with a capped amount that increases over time.
We believe our blended Agency and non-Agency securities portfolio and our investing expertise, as well as our operational capabilities to invest in MSR, will allow us to better navigate the dynamic mortgage market while future regulatory and policy activities take shape. Having a diversified portfolio allows us to mitigate a variety of risks, including interest rate and RMBS spread volatility.
We expect that the majority of our assets will remain in whole-pool Agency RMBS in light of the long-term attractiveness of the asset class and in order to continue to satisfy the requirements of our exemption from registration under the 1940 Act. Interest-only Agency securities and MSR also provide a complementary investment and risk-management strategy to our principal and interest Agency RMBS. Risk-adjusted returns in our Agency RMBS portfolio may decline if we are required to pay higher purchase premiums due to lower interest rates or additional liquidity in the market. Additionally, the Federal Reserve’s prior quantitative easing programs and reinvestment of its mortgage-backed security principal repayments and other policy changes may impact the returns of our Agency RMBS portfolio.
The following table provides the carrying value of our securities portfolio by product type:

(dollars in thousands)	December 31, 2017		December 31, 2016
Agency
Fixed Rate	$18,215,505	85.5%	$11,196,011	84.6%
Hybrid ARM	23,220	0.1%	30,463	0.2%
Total Agency	18,238,725	85.6%	11,226,474	84.8%
Agency Derivatives	90,975	0.4%	126,599	1.0%
Non-Agency
Senior	1,956,145	9.2%	1,197,776	9.0%
Mezzanine	960,865	4.5%	687,644	5.2%
Interest-only securities	65,084	0.3%	4,277	—%
Total Non-Agency	2,982,094	14.0%	1,889,697	14.2%
Total	$21,311,794		$13,242,770

Prepayment speeds and volatility due to interest rates
Our Agency RMBS portfolio is subject to inherent prepayment risk. We seek to offset a portion of our Agency pool exposure to prepayment speeds through our MSR and interest-only Agency RMBS portfolios. Generally, a decline in interest rates that leads to rising prepayment speeds will cause the market value of our interest-only securities and MSR to deteriorate, and our fixed coupon Agency pools to increase. The inverse relationship occurs when interest rates increase and prepayments slow. As previously discussed, despite the Federal Reserve raising rates throughout 2017, the low interest rate environment is expected to persist in the near term. However, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, could cause prepayment speeds to increase on many RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios, including an overall faster prepayment environment.

The following table provides the three-month weighted average constant prepayment rate, or CPR, on our Agency RMBS for the three months ended December 31, 2017, and the four immediately preceding quarters:

	Three Months Ended
Agency RMBS	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Weighted Average CPR	7.6%	8.0%	8.0%	5.6%	7.1%

Although we are unable to predict the movement in interest rates in the remainder of 2018 and beyond, our diversified portfolio management strategy is intended to generate attractive yields with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.
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
The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	December 31, 2017
(dollars in thousands)	Principal/ Current Face	Carrying Value	% of Agency Portfolio	% Prepayment Protected	Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
3.0-3.5%	$4,370,847	$4,509,743	24.6%	95.9%	3.5%	$4,569,946	13
4.0-4.5%	11,990,911	12,764,960	69.7%	99.1%	4.2%	12,812,335	17
≥ 5%	453,054	500,880	2.7%	100.0%	5.4%	489,312	90
	16,814,812	17,775,583	97.0%	98.3%	4.1%	17,871,593	18
15-Year & Other Fixed	245,383	244,834	1.3%	0.6%	4.9%	242,033	153
Hybrid ARM	21,654	23,220	0.1%	—%	5.0%	22,831	166
Interest-only	2,941,772	195,088	1.1%	—%	2.2%	223,289	77
Agency Derivatives	588,246	90,975	0.5%	—%	4.9%	86,734	163
Total Agency RMBS	$20,611,867	$18,329,700	100.0%	95.4%		$18,446,480

	December 31, 2016
(dollars in thousands)	Principal/ Current Face	Carrying Value	% of Agency Portfolio	% Prepayment Protected	Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
3.0-3.5%	$6,652,972	$6,762,130	59.6%	70.5%	3.3%	$6,909,378	5
4.0-4.5%	3,237,989	3,462,866	30.5%	100.0%	4.2%	3,480,181	42
≥ 5%	455,030	511,738	4.5%	100.0%	5.5%	490,706	96
	10,345,991	10,736,734	94.6%	81.4%	3.7%	10,880,265	21
15-Year & Other Fixed	234,949	229,928	2.0%	0.8%	4.6%	227,918	141
Hybrid ARM	28,582	30,463	0.3%	—%	4.9%	30,165	154
Interest-only	2,961,895	229,349	2.0%	—%	2.3%	246,373	39
Agency Derivatives	740,844	126,599	1.1%	—%	5.2%	109,762	152
Total Agency RMBS	$14,312,261	$11,353,073	100.0%	77.0%		$11,494,483

Our non-Agency securities yields are expected to increase if prepayment rates on such assets exceed our prepayment assumptions. To the extent that prepayment speeds increase due to macroeconomic factors, we expect to benefit from the ability to recognize the income from the heavily discounted prices that principally arose from credit or payment default expectations.
The following tables provide net unamortized discount/premium information on our non-Agency securities portfolio:

	December 31, 2017
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost
Principal and interest securities
Senior	$2,552,972	$2,435	$(424,580)	$(534,160)	$1,596,667
Mezzanine	1,205,162	322	(251,453)	(119,453)	834,578
Total P&I securities	3,758,134	2,757	(676,033)	(653,613)	2,431,245
Interest-only	5,614,925	65,667	—	—	65,667
Total Non-Agency	$9,373,059	$68,424	$(676,033)	$(653,613)	$2,496,912

	December 31, 2016
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost
Principal and interest securities
Senior	$1,609,806	$3,481	$(380,498)	$(315,009)	$917,780
Mezzanine	924,000	96	(250,882)	(52,428)	620,786
Total P&I securities	2,533,806	3,577	(631,380)	(367,437)	1,538,566
Interest-only	185,535	4,363	—	—	4,363
Total Non-Agency	$2,719,341	$7,940	$(631,380)	$(367,437)	$1,542,929

Credit losses
Although our Agency portfolio is supported by U.S. government agency and federally chartered corporation guarantees of payment of principal and interest, we are exposed to credit risk in our non-Agency securities and residential mortgage loans.

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
As of December 31, 2017, we had entered into repurchase agreements with 34 counterparties, 27 of which had outstanding balances at December 31, 2017. In addition, we held long-term secured advances from the FHLB, short-term borrowings under revolving credit facilities and long-term unsecured convertible senior notes. As of December 31, 2017, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 5.9:1.0.
As of December 31, 2017, we held $419.2 million in cash and cash equivalents, approximately $1.8 million of unpledged Agency securities and derivatives and $228.3 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $161.2 million. As of December 31, 2017, we held approximately $502.5 million of unpledged MSR and had an overall estimated unused borrowing capacity on MSR financing facilities of $257.5 million. We also held approximately $30.4 million of unpledged residential mortgage loans held-for-sale, for which we had no unused borrowing capacity. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided or the inability to meet lenders’ eligibility requirements for specific types of asset classes. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than if we carried higher leverage.
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

Our GAAP net income attributable to common stockholders was $154.0 million and $323.4 million ($0.84 and $1.81 per diluted weighted average share) for the three and twelve months ended December 31, 2017, as compared to GAAP net income attributable to common stockholders of $341.4 million and $353.3 million ($1.96 and $2.03 per diluted weighted average share) for the three and twelve months ended December 31, 2016.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding Agency interest-only securities and GSE credit risk transfer securities, do not impact our GAAP net income or taxable income but are recognized on our consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” As a result of this fair value accounting through stockholders’ equity, we expect our net income to have less significant fluctuations and result in less U.S. GAAP to taxable income timing differences, than if the portfolio were accounted for as trading instruments. For the three and twelve months ended December 31, 2017, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $88.3 million and net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $135.6 million, respectively. This, combined with GAAP net income attributable to common stockholders of $154.0 million and $323.4 million, resulted in comprehensive income attributable to common stockholders of $65.7 million and $459.0 million for the three and twelve months ended December 31, 2017, respectively. For the three and twelve months ended December 31, 2016, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $339.2 million and $159.8 million, respectively. This, combined with GAAP net income attributable to common stockholders of $341.4 million and $353.3 million, resulted in comprehensive income attributable to common stockholders of $2.2 million and $193.4 million for the three and twelve months ended December 31, 2016, respectively.
Our book value per common share for U.S. GAAP purposes was $16.31 at December 31, 2017, a decrease from $19.56 book value per common share at December 31, 2016. During this twelve month period, we distributed a special dividend of shares of Granite Point common stock in the amount of $639.6 million and declared common dividends of $350.7 million, which drove the overall decrease in book value, offset by comprehensive income attributable to common stockholders of $459.0 million.

The following tables present the components of our comprehensive income (loss) for the three and twelve months ended December 31, 2017 and 2016, and the twelve months ended December 31, 2015:

(in thousands, except share data)	Three Months Ended		Year Ended
Income Statement Data:	December 31,		December 31,
	2017	2016	2017	2016	2015
Interest income:	(unaudited)
Available-for-sale securities	$182,712	$122,475	$631,853	$414,050	$458,515
Residential mortgage loans held-for-investment in securitization trusts	10,567	33,228	102,886	133,993	95,740
Residential mortgage loans held-for-sale	324	3,248	1,704	23,037	28,966
Other	1,502	1,334	8,646	4,000	982
Total interest income	195,105	160,285	745,089	575,080	592,879
Interest expense:
Repurchase agreements	74,674	28,682	210,430	88,850	72,653
Collateralized borrowings in securitization trusts	8,374	26,764	82,573	97,729	57,216
Federal Home Loan Bank advances	6,357	7,297	36,911	26,101	11,921
Revolving credit facilities	614	476	2,341	604	—
Convertible senior notes	4,776	—	17,933	—	—
Total interest expense	94,795	63,219	350,188	213,284	141,790
Net interest income	100,310	97,066	394,901	361,796	451,089
Other-than-temporary impairment losses	(360)	—	(789)	(1,822)	(535)
Other income:
Loss on investment securities	(19,210)	(173,469)	(34,695)	(107,374)	363,379
Gain (loss) on interest rate swap and swaption agreements	57,237	177,979	(9,753)	45,371	(210,621)
(Loss) gain on other derivative instruments	(3,831)	143,443	(70,159)	99,379	(5,049)
Servicing income	60,597	34,963	209,065	143,579	127,398
(Loss) gain on servicing asset	(593)	127,895	(91,033)	(83,531)	(99,584)
Gain (loss) on residential mortgage loans held-for-sale	234	(1,563)	2,383	16,085	14,285
Other income (loss)	8,854	(5,144)	27,758	(6,121)	(21,971)
Total other income	103,288	304,104	33,566	107,388	167,837
Expenses:
Management fees	10,671	9,091	40,472	39,261	49,116
Servicing expenses	10,135	7,981	35,289	32,119	28,028
Securitization deal costs	—	(89)	—	6,152	8,971
Other operating expenses	9,787	14,529	54,160	56,605	56,764
Restructuring charges	—	1,801	—	2,990	—
Total expenses	30,593	33,313	129,921	137,127	142,879
Income from continuing operations before income taxes	172,645	367,857	297,757	330,235	475,512
Provision for (benefit from) income taxes	10,618	38,443	(10,482)	12,314	(16,560)
Net income from continuing operations	162,027	329,414	308,239	317,921	492,072
Income from discontinued operations	4,977	11,989	44,146	35,357	138
Net income	167,004	341,403	352,385	353,278	492,210
Income from discontinued operations attributable to noncontrolling interest	1,100	—	3,814	—	—
Net income attributable to Two Harbors Investment Corp.	165,904	341,403	348,571	353,278	492,210
Dividends on preferred stock	11,949	—	25,122	—	—
Net income attributable to common stockholders	$153,955	$341,403	$323,449	$353,278	$492,210

(in thousands)	Three Months Ended		Year Ended
Income Statement Data:	December 31,		December 31,
	2017	2016	2017	2016	2015
Basic earnings per weighted average share:	(unaudited)
Continuing operations	$0.86	$1.89	$1.62	$1.83	$2.70
Discontinued operations	0.02	0.07	0.23	0.20	—
Net income	$0.88	$1.96	$1.85	$2.03	$2.70
Diluted earnings per weighted average share:
Continuing operations	$0.82	$1.89	$1.60	$1.83	$2.70
Discontinued operations	0.02	0.07	0.21	0.20	—
Net income	$0.84	$1.96	$1.81	$2.03	$2.70
Dividends declared per common share	$0.47	$0.48	$2.01	$1.86	$2.08
Weighted average number of shares of common stock:
Basic	174,490,106	173,821,629	174,433,999	174,036,852	182,623,869
Diluted	188,938,030	173,821,629	188,133,341	174,036,852	182,623,869
Comprehensive income (loss):
Net income	$167,004	$341,403	$352,385	$353,278	$492,210
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(88,227)	(339,216)	135,586	(159,834)	(496,728)
Other comprehensive (loss) income	(88,227)	(339,216)	135,586	(159,834)	(496,728)
Comprehensive income (loss)	78,777	2,187	487,971	193,444	$(4,518)
Comprehensive income attributable to noncontrolling interest	1,100	—	3,814	—	—
Comprehensive income (loss) attributable to Two Harbors Investment Corp.	77,677	2,187	484,157	193,444	(4,518)
Dividends on preferred stock	11,949	—	25,122	—	—
Comprehensive income (loss) attributable to common stockholders	$65,728	$2,187	$459,035	$193,444	$(4,518)

(in thousands)	December 31, 2017	December 31, 2016
Balance Sheet Data:
	(unaudited)
Available-for-sale securities	$21,220,819	$13,116,171
Mortgage servicing rights	$1,086,717	$693,815
Total assets	$24,789,313	$20,112,056
Repurchase agreements	$19,451,207	$8,865,184
Federal Home Loan Bank advances	$1,215,024	$4,000,000
Total stockholders’ equity	$3,571,424	$3,401,111

Results of Operations
The following analysis focuses on financial results during the three and twelve months ended December 31, 2017 and 2016.
Interest Income
Interest income increased from $160.3 million and $575.1 million for the three and twelve months ended December 31, 2016, respectively, to $195.1 million and $745.1 million for the same periods in 2017 due to the growth of our AFS securities portfolio, offset by the sale of substantially all of our remaining prime nonconforming residential mortgage loans held-for-sale during the latter half of 2016 as well as sales of retained interests from our on-balance sheet securitizations resulting in the deconsolidation of all securitization trusts in the fourth quarter of 2017.

Interest Expense
Interest expense increased from $63.2 million and $213.3 million for the three and twelve months ended December 31, 2016 to $94.8 million and $350.2 million for the same periods in 2017 due to increased financing on AFS securities due to purchases, increases in the borrowing rates offered by counterparties, the addition of revolving credit facilities for financing of MSR and the issuance of convertible senior notes, offset by sales of retained interests from our on-balance sheet securitizations resulting in the deconsolidation of all securitization trusts in the fourth quarter of 2017.
Net Interest Income
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by liability and/or collateral type, and net interest income and average annualized net interest rate spread for the three and twelve months ended December 31, 2017 and 2016:

	Three Months Ended December 31, 2017			Year Ended December 31, 2017
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Agency available-for-sale securities	$17,842,609	$137,331	3.1%	$15,561,985	$470,619	3.0%
Non-Agency available-for-sale securities	2,381,956	45,381	7.6%	1,970,055	161,234	8.2%
Residential mortgage loans held-for-investment in securitization trusts	1,103,946	10,567	3.8%	2,641,277	102,886	3.9%
Residential mortgage loans held-for-sale	33,124	324	3.9%	35,517	1,704	4.8%
Other		1,502			8,646
Total interest income/net asset yield	$21,361,635	$195,105	3.7%	$20,208,834	$745,089	3.7%
Interest-bearing liabilities
Repurchase agreements, FHLB advances, revolving credit facilities and borrowings in securitization trusts collateralized by:
Agency available-for-sale securities	$17,254,668	$65,788	1.5%	$14,877,129	$193,283	1.3%
Non-Agency available-for-sale securities	1,876,009	14,169	3.0%	1,522,437	44,691	2.9%
Residential mortgage loans held-for-investment in securitization trusts	1,084,285	8,774	3.2%	2,593,750	85,940	3.3%
Residential mortgage loans held-for-sale	—	—	—%	—	—	—%
Agency derivatives (3)	73,545	401	2.2%	82,387	1,661	2.0%
Mortgage servicing rights (4)	58,071	856	5.9%	43,033	2,582	6.0%
Other unassignable:
Convertible senior notes	282,733	4,776	6.8%	272,376	17,933	6.6%
Other		31			4,098
Total interest expense/cost of funds	$20,629,311	94,795	1.8%	$19,391,112	350,188	1.8%
Net interest income/spread (5)		$100,310	1.9%		$394,901	1.9%

	Three Months Ended December 31, 2016			Year Ended December 31, 2016
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Agency available-for-sale securities	$12,504,473	$88,638	2.8%	$10,341,218	$293,498	2.8%
Non-Agency available-for-sale securities	1,555,474	33,837	8.7%	1,436,769	120,552	8.4%
Residential mortgage loans held-for-investment in securitization trusts	3,453,981	33,228	3.8%	3,470,272	133,993	3.9%
Residential mortgage loans held-for-sale	331,509	3,248	3.9%	566,239	23,037	4.1%
Other		1,334			4,000
Total interest income/net asset yield	$17,845,437	$160,285	3.6%	$15,814,498	$575,080	3.6%
Interest-bearing liabilities
Repurchase agreements, FHLB advances, revolving credit facilities and borrowings in securitization trusts collateralized by:
Agency available-for-sale securities	$11,868,558	$24,763	0.8%	$9,834,224	$73,864	0.8%
Non-Agency available-for-sale securities	1,270,003	8,582	2.7%	1,165,498	28,897	2.5%
Residential mortgage loans held-for-investment in securitization trusts	3,394,271	27,626	3.3%	3,377,687	103,039	3.1%
Residential mortgage loans held-for-sale	190,503	331	0.7%	376,513	2,733	0.7%
Agency derivatives (3)	107,433	460	1.7%	111,770	1,729	1.5%
Mortgage servicing rights (4)	35,217	476	5.4%	11,311	604	5.3%
Other unassignable:
Convertible senior notes	—	—	—%	—	—	—%
Other		981			2,418
Total interest expense/cost of funds	$16,865,985	63,219	1.5%	$14,877,003	213,284	1.4%
Net interest income/spread (5)		$97,066	2.1%		$361,796	2.2%
____________________

(1)
Average asset balance represents average amortized cost on AFS securities and Agency Derivatives and average unpaid principal balance, adjusted for purchase price changes, on residential mortgage loans held-for-investment in securitization trusts and residential mortgage loans held-for-sale.

(2)
Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap and swaption agreements in the consolidated statements of comprehensive income (loss). For the three and twelve months ended December 31, 2017, our total average cost of funds on the assets assigned as collateral for borrowings shown in the table above, including interest spread expense associated with interest rate swaps, was 1.9% and 1.9%, respectively, compared to 1.6% and 1.6% for the same periods in 2016.

(3)	Yields on Agency Derivatives not shown as interest income is included in (loss) gain on other derivative instruments in the consolidated statements of comprehensive income (loss).

(4)	Yields on mortgage servicing rights not shown as these assets do not earn interest.

(5)
Net interest spread does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap and swaption agreements in the consolidated statements of comprehensive income (loss). For the three and twelve months ended December 31, 2017, our total average net interest rate spread on the assets and liabilities shown in the table above, including interest spread expense associated with interest rate swaps, was 1.8% and 1.8%, respectively, compared to 2.2% and 2.2% for the same periods in 2016.

The increase in yields on Agency AFS securities for the three and twelve months ended December 31, 2017, as compared to the same periods in 2016, was predominantly driven by purchases of pools with higher yields and sales of pools with lower yields. The increase in cost of funds associated with the financing of Agency AFS securities for the three and twelve months ended December 31, 2017, as compared to the same periods in 2016, was the result of increases in the borrowing rates offered by counterparties.
The decrease in yields on non-Agency securities for the three and twelve months ended December 31, 2017, as compared to the same periods in 2016, was predominantly driven by purchases of non-Agency securities at lower yields than our existing portfolio. The increase in cost of funds associated with the financing of non-Agency AFS securities for the three and twelve months ended December 31, 2017, as compared to the same periods in 2016, was the result of increases in the borrowing rates offered by counterparties.

Yields on residential mortgage loans held-for-investment in securitization trusts for the three and twelve months ended December 31, 2017 were consistent with those for the same periods in 2016. The decrease in cost of funds associated with the financing of residential mortgage loans held-for-investment in securitization trusts for the three months ended December 31, 2017, as compared to the same period in 2016, was due to sales of retained interests from our on-balance sheet securitizations resulting in the deconsolidation of all securitization trusts in the fourth quarter of 2017. The increase in cost of funds associated with the financing of residential mortgage loans held-for-investment in securitization trusts for the year ended December 31, 2017, as compared to the same period in 2016, was primarily the result of the sale of retained interests from our on-balance sheet securitizations in 2016, temporarily increasing the amount of collateralized borrowings in securitization trusts prior to their deconsolidation in the fourth quarter of 2017.
Yields on residential mortgage loans held-for-sale for the three months ended December 31, 2017 were consistent with those for the same period in 2016. The increase in yields on residential mortgage loans held-for-sale for the year ended December 31, 2017, as compared to the same period in 2016, was due to the sale of substantially all of our remaining prime nonconforming residential mortgage loans held-for-sale during the latter half of 2016. We did not have any financing of residential mortgage loans held-for-sale in place for the three and twelve months ended December 31, 2017.
The increase in cost of funds associated with the financing of Agency Derivatives for the three and twelve months ended December 31, 2017, as compared to the same periods in 2016, was the result of increases in the borrowing rates offered by counterparties.
The increase in cost of funds associated with the financing of MSR for the three and twelve months ended December 31, 2017, as compared to the same periods in 2016, was the result of increases in the borrowing rates offered by counterparties as well as increased amortization of deferred debt issuance costs due to additional lending facilities.
Our convertible senior notes were issued in January 2017, are unsecured and pay interest semiannually at a rate of 6.25% per annum. The cost of funds associated with our convertible senior notes also includes amortization of deferred debt issuance costs.
The following tables present the components of the yield earned by investment type on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three and twelve months ended December 31, 2017 and 2016:

	Three Months Ended December 31, 2017			Year Ended December 31, 2017
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.0%	4.1%	4.1%	4.0%	3.7%	4.0%
Net (premium amortization) discount accretion	(0.9)%	3.5%	(0.5)%	(1.0)%	4.5%	(0.4)%
Net yield (2)	3.1%	7.6%	3.6%	3.0%	8.2%	3.6%

	Three Months Ended December 31, 2016			Year Ended December 31, 2016
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	3.7%	3.5%	3.7%	3.9%	3.5%	3.9%
Net (premium amortization) discount accretion	(0.9)%	5.2%	(0.2)%	(1.1)%	4.9%	(0.4)%
Net yield (2)	2.8%	8.7%	3.5%	2.8%	8.4%	3.5%
____________________

(1)
Excludes Agency Derivatives. For the three and twelve months ended December 31, 2017, the average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.1% and 3.1%, respectively, compared to 3.0% and 3.0% for the same periods in 2016.

(2)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. During the three and twelve months ended December 31, 2017, we recorded $0.4 million and $0.8 million in other-than-temporary credit impairments on a total of two non-Agency securities where the future expected cash flows for each security were less than its amortized cost. During the year ended December 31, 2016, we recorded $1.8 million in other-than-temporary credit impairments on a total of four non-Agency securities where the future expected cash flows for each security were less than its amortized cost. We did not record any other-than-temporary credit impairments during the three months ended December 31, 2016. For further information about evaluating AFS securities for OTTI, refer to Note 5 - Available-for-Sale Securities, at Fair Value of the notes to the consolidated financial statements.

Loss on Investment Securities
During the three and twelve months ended December 31, 2017, we sold AFS securities for $2.9 billion and $8.7 billion with an amortized cost of $3.0 billion and $8.7 billion, for net realized losses of $11.5 million and $32.5 million, respectively. During the three and twelve months ended December 31, 2016, we sold AFS securities for $7.8 billion and $14.4 billion with an amortized cost of $8.0 billion and $14.5 billion, for net realized losses of $189.6 million and $126.2 million, respectively. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that we believe have higher risk-adjusted returns.
For the three and twelve months ended December 31, 2017, Agency interest-only mortgage-backed securities experienced a change in unrealized losses of $7.8 million and $2.3 million, respectively. For the three and twelve months ended December 31, 2016, Agency interest-only mortgage-backed securities and GSE credit risk transfer securities experienced a change in unrealized gains of $16.1 million and $18.9 million, respectively. The increase in change in unrealized losses (decrease in gains) for the three and twelve months ended December 31, 2017, as compared to the same periods in 2016, was predominantly driven by higher prepayment expectations on Agency interest-only mortgage-backed securities.
For both the three and twelve months ended December 31, 2017, we recognized $0.7 million in dividend income on equity securities and experienced a change in unrealized losses of $0.6 million due to declines in the market price of the securities.
Gain (Loss) on Interest Rate Swap and Swaption Agreements
For the three and twelve months ended December 31, 2017, we recognized $2.0 million of income and $8.8 million of expenses, respectively, for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The income/expenses result from paying either a fixed interest rate or LIBOR interest and receiving either LIBOR interest or a fixed interest rate on an average $24.9 billion and $19.4 billion notional, respectively, held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. For the three and twelve months ended December 31, 2016, we recognized $2.9 million and $21.1 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest and receiving either LIBOR interest or a fixed interest rate on an average $17.8 billion and $15.5 billion notional, respectively, held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk.
During the three and twelve months ended December 31, 2017, we terminated, had agreements mature or had options expire on 30 and 151 interest rate swap and swaption positions of $12.2 billion and $67.7 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $0.2 million and $19.7 million in full settlement of our net interest spread asset/liability and recognized $5.7 million in realized losses and $63.2 million in realized gains on the swaps and swaptions for the three and twelve months ended December 31, 2017, respectively, including early termination penalties. During the three and twelve months ended December 31, 2016, we terminated, had agreements mature or had options expire on 36 and 117 interest rate swap and swaption positions of $9.5 billion and $37.2 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $1.3 million and $4.0 million in full settlement of our net interest spread liability and recognized $37.6 million in realized gains and $82.0 million in realized losses on the swaps and swaptions for the three and twelve months ended December 31, 2016, respectively, including early termination penalties. We elected to terminate certain swaps and swaptions during these periods to align with our investment portfolio.
Also included in our financial results for the three and twelve months ended December 31, 2017, was the recognition of a change in unrealized valuation gains of $60.9 million and losses of $64.1 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments, compared to a change in unrealized valuation gains of $143.3 million and $148.4 million for the same periods in 2016. The change in fair value of interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three and twelve months ended December 31, 2017 and 2016. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive income (loss), net of tax, or to (loss) gain on investment securities, in the case of Agency interest-only securities.

The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2017	2016	2017	2016
Net interest spread	$2,044	$(2,934)	$(8,823)	$(21,074)
Early termination, agreement maturation and option expiration (losses) gains	(5,685)	37,564	63,169	(81,984)
Change in unrealized gain (loss) on interest rate swap and swaption agreements, at fair value	60,878	143,349	(64,099)	148,429
Gain (loss) on interest rate swap and swaption agreements	$57,237	$177,979	$(9,753)	$45,371

(Loss) Gain on Other Derivative Instruments
Included in our financial results for the three and twelve months ended December 31, 2017, was the recognition of $3.8 million and $70.2 million of losses, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, put and call options for TBAs, Markit IOS total return swaps and inverse interest-only securities. Included within these results for the three and twelve months ended December 31, 2017, was the recognition of $2.8 million and $12.7 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $88.6 million and $92.8 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. As these derivative instruments are considered trading instruments, our financial results include both realized and unrealized gains (losses) associated with these instruments.
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
Servicing Income
For the three and twelve months ended December 31, 2017, we recognized total servicing income from our MSR portfolio of $60.6 million and $209.1 million, respectively. These amounts include servicing fee income of $56.0 million and $197.9 million, ancillary and other fee income of $0.4 million and $1.0 million, and float income of $4.2 million and $10.2 million, respectively. For the three and twelve months ended December 31, 2016, we recognized total servicing income of $35.0 million and $143.6 million, respectively. These amounts include servicing fee income of $33.7 million and $138.5 million, ancillary and other fee income of $0.3 million and $1.6 million, and float income of $1.0 million and $3.5 million, respectively. The increase in servicing income for the three and twelve months ended December 31, 2017, as compared to the same periods in 2016, was the result of an increase in the size of our MSR portfolio.
(Loss) Gain on Servicing Asset
For the three and twelve months ended December 31, 2017, loss on servicing asset of $0.6 million and $91.0 million, respectively, includes a decrease in fair value of MSR due to realization of cash flows (runoff) of $30.2 million and $96.8 million, respectively, offset by an increase in fair value of MSR due to changes in valuation inputs or assumptions of $29.4 million and $6.3 million, respectively. Additionally, we recognized gains on sales of MSR of $0.2 million and losses on sales of MSR of $0.6 million for the three and twelve months ended December 31, 2017, respectively. For the three and twelve months ended December 31, 2016, gain on servicing asset of $127.9 million and loss on servicing asset $83.5 million, respectively, includes a decrease in fair value of MSR due to realization of cash flows (runoff) of $26.0 million and $78.7 million, respectively, offset by an increase in fair value of MSR due to changes in valuation inputs or assumptions of $156.2 million and $16.6 million, respectively. The decrease in gain (increase in loss) on servicing asset for the three and twelve months ended December 31, 2017, as compared to the same periods in 2016, was predominantly driven by an increase in prepayment speed assumptions as well as portfolio runoff during the three and twelve months ended December 31, 2017.

Gain (Loss) on Residential Mortgage Loans Held-for-Sale
For the three and twelve months ended December 31, 2017, we recorded gains of $0.2 million and $2.4 million, respectively, on residential mortgage loans held-for-sale. For the three and twelve months ended December 31, 2016, we recorded losses of $1.6 million and gains of $16.1 million, respectively, on residential mortgage loans held-for-sale. The increase in gains (decrease in losses) on residential mortgage loans held-for-sale during the three months ended December 31, 2017, as compared to the same period in 2016, was driven by increases in interest rates during the three months ended December 31, 2017. The decrease in gains on residential mortgage loans held-for-sale during the year ended December 31, 2017, as compared to the same periods in 2016, was due to the sale of substantially all of our prime nonconforming residential mortgage loans held-for-sale during the latter half of 2016.
Other Income (Loss)
For the three and twelve months ended December 31, 2017, we recorded other income of $8.9 million and $27.8 million, which includes $0.3 million in losses and $45.3 million in gains on residential mortgage loans held-for-investment in securitization trusts, $8.1 million in gains and $22.6 million in losses on collateralized borrowings in securitization trusts and $1.1 million and $5.1 million of dividend income on our FHLB stock. For the three and twelve months ended December 31, 2016, we recorded other loss of $5.1 million and $6.1 million, which includes $83.5 million and $19.7 million in losses on residential mortgage loans held-for-investment in securitization trusts, $76.8 million and $7.9 million in gains on collateralized borrowings in securitization trusts, $1.4 million and $5.5 million of dividend income on our FHLB stock and $0.3 million and $0.3 million, respectively, of other miscellaneous income. The increase in other income (decrease in other loss) for the three and twelve months ended December 31, 2017, as compared to the same periods in 2016, was driven by increases in interest rates during the three and twelve months ended December 31, 2017 as well as sales of retained interests from our on-balance sheet securitizations resulting in the deconsolidation of all securitization trusts in the fourth quarter of 2017.
Management Fees
We incurred management fees of $10.7 million and $40.5 million for the three and twelve months ended December 31, 2017 and $9.1 million and $39.3 million for the three and twelve months ended December 31, 2016, respectively, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement.
Servicing Expenses
For the three and twelve months ended December 31, 2017, we recognized $10.1 million and $35.3 million, respectively, in servicing expenses generally related to the subservicing of MSR and residential mortgage loans, compared to $8.0 million and $32.1 million for the same periods in 2016. The increase in servicing expenses during the three and twelve months ended December 31, 2017, as compared to the same periods in 2016, was the result of an increase in the size of our MSR portfolio as well as the recognition of de-boarding and transfer fees related to our subservicer network repositioning during the three and twelve months ended December 31, 2017, offset by the release of MSR representation and warranty reserves due to a refinement of the reserve method and a higher concentration of MSR purchased on a bifurcated basis.
Securitization Deal Costs
Due to the discontinuation of our mortgage loan conduit and securitization business in 2016, we did not record any securitization deal costs related to the sponsoring of securitization trusts during the three and twelve months ended December 31, 2017. For the three and twelve months ended December 31, 2016, we recognized a reversal of upfront securitization deal costs of $0.1 million and upfront securitization deal costs $6.2 million, respectively. These costs are included when evaluating the economics of a securitization; however, the election of the fair value option for the assets and liabilities held in the securitization trusts requires the expense to be recognized upfront on the consolidated statements of comprehensive income (loss). We do not expect to incur securitization deal costs going forward.
Other Operating Expenses
For the three and twelve months ended December 31, 2017, we recognized $9.8 million and $54.2 million of other operating expenses, which, for the year ended December 31, 2017, includes $2.2 million of transaction expenses associated with the contribution of TH Commercial Holdings LLC to Granite Point. Excluding these transaction expenses, our annualized expense ratio was 1.1% and 1.4% of average common equity for the three and twelve months ended December 31, 2017, respectively. For the three and twelve months ended December 31, 2016, we recognized $14.5 million and $56.6 million of other operating expenses, which represents an annualized expense ratio of 1.7% and 1.8% of average common equity, respectively. The decrease of our operating expense ratio for the three and twelve months ended December 31, 2017, as compared to the same periods in 2016, resulted primarily from an increase in our average equity balance due to the issuance of preferred stock during the year ended December 31, 2017.

Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three and twelve months ended December 31, 2017, these direct and allocated costs totaled approximately $5.9 million and $19.0 million, respectively, compared to $4.8 million and $18.6 million for the same periods in 2016. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer and general counsel of $0.2 million and $1.7 million for the three and twelve months ended December 31, 2017 and $0.2 million and $1.8 million for the three and twelve months ended December 31, 2016, respectively. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement; we do not reimburse PRCM Advisers for any expenses related to the compensation of our chief executive officer or chief investment officer. Equity based compensation expense for the three and twelve months ended December 31, 2017 and 2016 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Company’s Second Restated 2009 Equity Incentive Plan, or the Plan (see discussion in Note 22 - Equity Incentive Plan), including our chief executive officer, chief investment officer, principal financial officer and general counsel of $(0.2) million and $6.2 million, compared to $1.9 million and $7.5 million for the three and twelve months ended December 31, 2016, respectively. The decrease in amortization of restricted stock was due to the decline in our share price following the special dividend of Granite Point common stock and resulting fair value of the unvested restricted shares.
We have direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services, technology and certain office lease payments, but most of our expenses with third-party vendors are paid directly by us.
Restructuring Charges
On July 28, 2016, we announced that our board of directors had approved a plan to discontinue our mortgage loan conduit and securitization business. This decision was made due to the challenging market environment facing the business, combined with the intent to reduce operating complexity and costs, and allowed for the reallocation of capital to assets we believe will generate higher returns. The wind down process was completed by the end of 2016. In connection with the closure, we incurred restructuring charges, including termination benefits, contract terminations and other associated costs, of $1.8 million and $3.0 million for the three and twelve months ended December 31, 2016, respectively. We did not incur any restructuring charges in 2017.
Income Taxes
During the three months ended December 31, 2017, our TRSs recognized a provision for income taxes of $10.6 million which was primarily due to changes in our deferred tax asset and liability balances at December 31, 2017 as a result of a decrease in the future federal statutory tax rate due to recent tax reform, partially offset by net losses incurred on derivative instruments held in our TRSs. During the year ended December 31, 2017, our TRSs recognized a benefit from income taxes of $10.5 million, which was primarily due to realized losses on sales of AFS securities and net losses incurred on derivative instruments held in our TRSs, offset by a decrease in the future federal statutory tax rate due to recent tax reform. During the three and twelve months ended December 31, 2016, our TRSs recognized a provision for income taxes of $38.4 million and $12.3 million, respectively, which was primarily due to gains recognized on MSR and derivative instruments, offset by realized losses on sales of AFS securities, held in our TRSs. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.
The recently passed TCJA significantly revises the U.S. corporate income tax by, among other things, lowering the federal income tax rate applicable to corporations from 35% to 21% and repealing the corporate alternative minimum tax. We have not completed our determination of the accounting implications of the TCJA on our tax accruals. However, we have reasonably estimated the effects of the TCJA and recorded provisional amounts in our financial statements as of December 31, 2017. We recognized a tax provision of $17.5M, which is included as a component of income tax expense from continuing operations. This amount represents the remeasurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%. The TCJA requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the TCJA and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the TCJA will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the TCJA, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

Discontinued Operations
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
On November 1, 2017, we distributed, on a pro rata basis, the 33.1 million shares of Granite Point common stock that we acquired in connection with the contribution to the holders of our common stock outstanding as of the close of business on October 20, 2017. Due to our controlling ownership interest in Granite Point through November 1, 2017, our results of operations and financial condition through such date reflect Granite Point’s commercial strategy, which includes as target assets first mortgages, mezzanine loans, B-notes and preferred equity. As of November 1, 2017, we no longer have a controlling interest in Granite Point and, therefore, have deconsolidated Granite Point and its subsidiaries from our financial statements and reclassified all of Granite Point’s current and prior period assets, liabilities and results of operations to discontinued operations.
For the three and twelve months ended December 31, 2017, we recognized $3.9 million and $40.3 million, respectively, in income from discontinued operations, net of tax, related to Granite Point, compared to $12.0 million and $35.4 million for the same periods in 2016. The decrease in discontinued operations for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016, is the result of the deconsolidation of Granite Point on November 1, 2017. The increase in discontinued operations for the year ended December 31, 2017, as compared to the year ended December 31, 2016, resulted from an increase in Granite Point’s portfolio during the year ended December 31, 2017.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The following analysis focuses on financial results during the years ended December 31, 2016 and 2015.
Interest Income
Interest income decreased from $592.9 million for the year ended December 31, 2015, respectively, to $575.1 million for the year ended December 31, 2016 due primarily to sales of non-Agency securities, offset by the completion of multiple securitization transactions.
Interest Expense
Interest expense increased from $141.8 million for the year ended December 31, 2015 to $213.3 million for the year ended December 31, 2016 due primarily to increased interest expense on collateralized borrowings due to the completion of multiple securitization transactions as well as increased financing on Agency RMBS due to purchases.

Net Interest Income
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by liability and/or collateral type, and net interest income and average annualized net interest rate spread for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016			Year Ended December 31, 2015
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Agency available-for-sale securities	$10,341,218	$293,498	2.8%	$9,434,121	$294,230	3.1%
Non-Agency available-for-sale securities	1,436,769	120,552	8.4%	2,099,296	164,285	7.8%
Trading securities	—	—	—%	908,052	8,676	1.0%
Residential mortgage loans held-for-investment in securitization trusts	3,470,272	133,993	3.9%	2,467,905	95,740	3.9%
Residential mortgage loans held-for-sale	566,239	23,037	4.1%	749,025	28,966	3.9%
Other		4,000			982
Total interest income/net asset yield	$15,814,498	$575,080	3.6%	$15,658,399	$592,879	3.8%
Interest-bearing liabilities
Repurchase agreements, FHLB advances, revolving credit facilities and borrowings in securitization trusts collateralized by:
Agency available-for-sale securities	$9,834,224	$73,864	0.8%	$9,046,108	$40,352	0.4%
Non-Agency available-for-sale securities	1,165,498	28,897	2.5%	1,764,384	33,786	1.9%
Trading securities	—	—	—%	917,682	1,727	0.2%
Residential mortgage loans held-for-investment in securitization trusts	3,377,687	103,039	3.1%	2,286,501	62,302	2.7%
Residential mortgage loans held-for-sale	376,513	2,733	0.7%	508,650	2,139	0.4%
Agency derivatives (3)	111,770	1,729	1.5%	129,853	1,404	1.1%
Mortgage servicing rights (4)	11,311	604	5.3%	—	—	—%
Other		2,418			80
Total interest expense/cost of funds	$14,877,003	213,284	1.4%	$14,653,178	141,790	1.0%
Net interest income/spread (5)		$361,796	2.2%		$451,089	2.8%
____________________

(1)
Average asset balance represents average amortized cost on AFS securities and Agency Derivatives and average unpaid principal balance, adjusted for purchase price changes, on residential mortgage loans held-for-investment in securitization trusts and residential mortgage loans held-for-sale.

(2)
Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap and swaption agreements in the consolidated statements of comprehensive income (loss). For the years ended December 31, 2016 and 2015, our total average cost of funds on the assets assigned as collateral for borrowings shown in the table above, including interest spread expense associated with interest rate swaps, was 1.6% and 1.6%, respectively.

(3)	Yields on Agency Derivatives not shown as interest income is included in (loss) gain on other derivative instruments in the consolidated statements of comprehensive income (loss).

(4)	Yields on mortgage servicing rights not shown as these assets do not earn interest.

(5)
Net interest spread does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap and swaption agreements in the consolidated statements of comprehensive income (loss). For the years ended December 31, 2016 and 2015, our total average net interest rate spread on the assets and liabilities shown in the table above, including interest spread expense associated with interest rate swaps, was 2.2% and 2.3%, respectively.

The decrease in yields on Agency AFS securities for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was predominantly driven by purchases of Agency AFS securities, specifically generic and specified pools, with lower yields during the year ended December 31, 2016. The increase in cost of funds associated with the financing of Agency AFS securities for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was the result of increases in the borrowing rates offered by counterparties.

The increase in yields on non-Agency securities for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was due to continued improvement in legacy non-Agency fundamentals, credit performance and prepayments. The increase in cost of funds associated with the financing of non-Agency AFS securities for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was the result of increases in the borrowing rates offered by counterparties.
We did not recognize any interest income on trading securities or interest expense on the financing of trading securities during the year ended December 31, 2016 as we sold our trading security position during 2015.
Yields on residential mortgage loans held-for-investment in securitization trusts for the year ended December 31, 2016 were generally consistent with those for the year ended December 31, 2015. The increase in cost of funds associated with the financing of residential mortgage loans held-for-investment in securitization trusts for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was primarily the result of the sale of and corresponding removal of FHLB financing on higher-rated retained interests from our previous on-balance sheet securitizations.
The increase in yields on residential mortgage loans held-for-sale for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was due in part to the Ginnie Mae buyout residential mortgage loans held throughout the period that underwent successful modifications, returned to performing loans, and were redelivered to future Ginnie Mae pools. The increase in cost of funds associated with the financing of residential mortgage loans held-for-sale for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was the result of an increase in the borrowing rate offered by the FHLB.
The increase in cost of funds associated with the financing of Agency Derivatives for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was the result of increases in the borrowing rates offered by counterparties.
We did not have any financing of MSR in place for the year ended December 31, 2015.
The following tables present the components of the net yield earned by investment type on our AFS securities portfolio as a percentage of our average amortized cost of securities for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	3.9%	3.5%	3.9%	4.6%	3.2%	4.3%
Net (premium amortization) discount accretion	(1.1)%	4.9%	(0.4)%	(1.5)%	4.6%	(0.3)%
Net yield (2)	2.8%	8.4%	3.5%	3.1%	7.8%	4.0%
____________________

(1)	Excludes Agency Derivatives. For the years ended December 31, 2016 and 2015, the average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.0% and 3.4%, respectively.

(2)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the years ended December 31, 2016 and 2015, we recognized $1.8 million and $0.5 million in OTTI losses, respectively. For further information about evaluating AFS securities for OTTI, refer to Note 5 - Available-for-Sale Securities, at Fair Value of the notes to the consolidated financial statements.
Loss on Investment Securities
During the years ended December 31, 2016 and 2015, we sold AFS securities for $14.4 billion and $7.0 billion with an amortized cost of $14.5 billion and $6.6 billion, for net realized losses of $126.2 million and gains of $369.4 million, respectively. We also sold trading securities for $2.0 billion with an amortized cost of $2.0 billion, resulting in realized gains of $7.4 million for the year ended December 31, 2015. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that we believe have higher risk-adjusted returns.
For the years ended December 31, 2016 and 2015, Agency interest-only mortgage-backed securities and GSE credit risk transfer securities experienced a change in unrealized gains of $18.9 million and losses of $12.0 million. The increase in change in unrealized gains for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was predominantly driven by lower prepayment expectations on Agency interest-only mortgage-backed securities.
For the year ended December 31, 2015, trading securities experienced a change in unrealized losses $1.4 million, respectively. We did not hold any trading securities during the year ended December 31, 2016.

Gain (Loss) on Interest Rate Swap and Swaption Agreements
For the years ended December 31, 2016 and 2015, we recognized $21.1 million and $85.6 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest and receiving either LIBOR interest or a fixed interest rate on an average $15.5 billion and $16.1 billion notional, respectively, held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk.
During the years ended December 31, 2016 and 2015, we terminated, had agreements mature or had options expire on 117 and 97 interest rate swap and swaption positions of $37.2 billion and $60.1 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $4.0 million and $41.0 million in full settlement of our net interest spread liability and recognized $82.0 million and $226.1 million in realized losses on the swaps and swaptions for the years ended December 31, 2016 and 2015, respectively, including early termination penalties. We elected to terminate certain swaps and swaptions during these periods to align with our investment portfolio.
Also included in our financial results for the years ended December 31, 2016 and 2015, was the recognition of a change in unrealized valuation gains of $148.4 million and $101.2 million, respectively. The change in fair value of interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the years ended December 31, 2016 and 2015. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive income (loss), net of tax, or to (loss) gain on investment securities, in the case of Agency interest-only securities.
The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

	Year Ended
	December 31,
(in thousands)	2016	2015
Net interest spread	$(21,074)	$(85,636)
Early termination, agreement maturation and option expiration losses	(81,984)	(226,143)
Change in unrealized gain on interest rate swap and swaption agreements, at fair value	148,429	101,158
Gain (loss) on interest rate swap and swaption agreements	$45,371	$(210,621)

(Loss) Gain on Other Derivative Instruments
Included in our financial results for the years ended December 31, 2016 and 2015, was the recognition of $99.4 million of gains and $5.0 million of losses, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, short U.S. Treasuries, put and call options for TBAs and U.S. Treasuries, constant maturity swaps, Markit IOS total return swaps, credit default swaps and inverse interest-only securities. Included within these results for the years ended December 31, 2016 and 2015, was the recognition of $19.8 million and $27.8 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $117.9 million and $149.6 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. Since our derivative instruments are generally used for purposes of hedging our interest rate and credit risk exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our AFS securities and residential mortgage loan portfolios.
Servicing Income
For the years ended December 31, 2016 and 2015, we recognized total servicing income of $143.6 million and $127.4 million, respectively. These amounts include servicing fee income of $138.5 million and $123.8 million, ancillary and other fee income of $1.6 million and $2.1 million, and float income of $3.5 million and $1.4 million, respectively. The servicing income for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was the result of an increase in the size of our MSR portfolio.

(Loss) Gain on Servicing Asset
For the years ended December 31, 2016 and 2015, loss on servicing asset of $83.5 million and $99.6 million, respectively, includes a decrease in fair value of MSR due to realization of cash flows (runoff) of $78.7 million and $48.0 million, respectively, and an increase in fair value of MSR due to changes in valuation inputs or assumptions of $16.6 million and a decrease in fair value of MSR due to changes in valuation inputs or assumptions of $51.6 million, respectively. The decrease in loss on servicing asset for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was predominantly driven by a decrease in prepayment speed assumptions, offset by portfolio runoff and losses on sales of MSR during the year ended December 31, 2016.
Gain on Residential Mortgage Loans Held-for-Sale
For the years ended December 31, 2016 and 2015, we recorded gains of $16.1 million and $14.3 million, respectively, on residential mortgage loans held-for-sale. Included within these results was the recognition of gains of $13.7 million and $16.0 million, respectively, on residential mortgage loans held-for-sale and gains of $2.4 million and losses of $1.7 million on commitments to purchase residential mortgage loans held-for-sale for the years ended December 31, 2016 and 2015, respectively. The increase in gains on residential mortgage loans held-for-sale during the year ended December 31, 2016, as compared to the year ended December 31, 2015, was due to the sale of substantially all of our prime nonconforming residential mortgage loans held-for-sale, as well as increases in interest rates, during the year ended December 31, 2016.
Other Income (Loss)
For the years ended December 31, 2016 and 2015, we recorded other loss of $6.1 million and $22.0 million, which includes $19.7 million and $52.4 million in losses, respectively, on residential mortgage loans held-for-investment in securitization trusts and $7.9 million and $25.9 million in gains, respectively, on collateralized borrowings in securitization trusts. Also included in other (loss) income for the years ended December 31, 2016 and 2015 was other mortgage loan revenue of $0.3 million and $0.6 million and dividend income on our FHLB stock of $5.5 million and $4.0 million, respectively. The decrease in other loss for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was driven by increases in interest rates during the year ended December 31, 2016.
Management Fees
We incurred management fees of $39.3 million and $49.1 million for the years ended December 31, 2016 and 2015, respectively, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement. See further discussion of the management fee calculation in Note 26 - Related Party Transactions of the notes to the consolidated financial statements.
Servicing Expenses
For the years ended December 31, 2016 and 2015, we recognized $32.1 million and $28.0 million, respectively, in servicing expenses generally related to the subservicing of residential mortgage loans and MSR. The increase in servicing expenses during the year ended December 31, 2016, as compared to the year ended December 31, 2015, was the result of an increase in the size of our MSR portfolio.
Securitization Deal Costs
For the years ended December 31, 2016 and 2015, we recognized $6.2 million and $9.0 million, respectively, in upfront costs related to the sponsoring of securitization trusts. These costs are included when evaluating the economics of a securitization; however, the election of the fair value option for the assets and liabilities held in the securitization trusts requires the expense to be recognized upfront on the consolidated statements of comprehensive income (loss). Changes in securitization deal costs are directly related to the number and size of securitization trusts sponsored by either third parties or our subsidiaries during the respective periods.
Other Operating Expenses
For the years ended December 31, 2016 and 2015, we recognized $56.6 million and $56.8 million of other operating expenses, which represents an annualized expense ratio of 1.8% and 1.6% of average common equity for the respective periods. The increase of our operating expense ratio resulted primarily from a decrease in our average equity balance due to share repurchases in 2015 and 2016.

Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the years ended December 31, 2016 and 2015, these direct and allocated costs totaled approximately $18.6 million and $16.7 million, respectively. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer and general counsel of $1.8 million and $1.7 million for the years ended December 31, 2016 and 2015, respectively. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement; we do not reimburse PRCM Advisers for any expenses related to the compensation of our chief executive officer or chief investment officer. Equity based compensation expense for the years ended December 31, 2016 and 2015 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Company’s Second Restated 2009 Equity Incentive Plan, or the Plan (see discussion in Note 22 - Equity Incentive Plan), including our chief executive officer, chief investment officer, principal financial officer and general counsel of $7.5 million and $4.4 million, respectively.
We have direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services, technology and certain office lease payments, but most of our expenses with third-party vendors are paid directly by us.
Restructuring Charges
On July 28, 2016, we announced that our board of directors had approved a plan to discontinue our mortgage loan conduit and securitization business. This decision was made due to the challenging market environment facing the business, combined with the intent to reduce operating complexity and costs, and allowed for the reallocation of capital to assets we believe will generate higher returns. The wind down process was completed by the end of 2016. In connection with the closure, we incurred restructuring charges, including termination benefits, contract terminations and other associated costs, of $3.0 million for the year ended December 31, 2016.
Income Taxes
During the years ended December 31, 2016 and 2015, our TRSs recognized a provision for income taxes of $12.3 million and a benefit from income taxes of $16.6 million, respectively. The provision recognized for the year ended December 31, 2016 was primarily due to gains recognized on MSR and derivative instruments, offset by realized losses on sales of available-for-sale securities, held in the Company’s TRSs. Conversely, the benefit recognized for the year ended December 31, 2015 was primarily due to losses incurred on derivative instruments held in our TRSs. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.
Discontinued Operations
For the years ended December 31, 2016 and 2015, we recognized $35.4 million and $0.1 million, respectively, in income from discontinued operations, net of tax, related to Granite Point. The increase in discontinued operations for the year ended December 31, 2016, as compared to the year ended December 31, 2015, resulted from an increase in Granite Point’s portfolio during the year ended December 31, 2016.

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

The tables below summarize certain characteristics of our Agency RMBS AFS at December 31, 2017 and December 31, 2016:

	December 31, 2017
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities
Fixed	$17,060,195	$1,053,431	$18,113,626	$41,705	$(134,914)	$18,020,417	4.06%	$106.56
Hybrid ARM	21,654	1,177	22,831	444	(55)	23,220	4.97%	$108.20
Total P&I securities	17,081,849	1,054,608	18,136,457	42,149	(134,969)	18,043,637	4.06%	$106.56
Interest-only securities
Fixed	332,772	50,981	50,981	2,410	(648)	52,743	3.81%	$17.56
Fixed Other (1)	2,609,000	172,308	172,308	8,545	(38,508)	142,345	1.57%	$8.84
Total	$20,023,621	$1,277,897	$18,359,746	$53,104	$(174,125)	$18,238,725

	December 31, 2016
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$10,580,940	$527,243	$11,108,183	$66,369	$(207,889)	$10,966,663	3.74%	$106.03
Hybrid ARM	28,582	1,583	30,165	599	(301)	30,463	4.95%	$108.27
Total P&I Securities	10,609,522	528,826	11,138,348	66,968	(208,190)	10,997,126	3.74%	$105.85
Interest-only securities
Fixed	413,164	64,757	64,757	3,111	(1,061)	66,807	3.83%	$17.22
Fixed Other (1)	2,548,731	181,616	181,616	8,961	(28,036)	162,541	1.62%	$9.09
Total	$13,571,417	$775,199	$11,384,721	$79,040	$(237,287)	$11,226,474
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

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of December 31, 2017 and December 31, 2016, on an annualized basis, was 7.5% and 7.0%, respectively.
The following table summarizes the number of months until the next reset for our floating or adjustable rate Agency RMBS AFS portfolio at December 31, 2017 and December 31, 2016:

(in thousands)	December 31, 2017	December 31, 2016
0-12 months	$22,985	$30,131
13-36 months	235	332
Total	$23,220	$30,463

Non-Agency Securities
Our non-Agency securities portfolio is comprised of senior and mezzanine tranches of mortgage-backed and asset-backed securities. Balances as of December 31, 2016 exclude the retained interests from our previous on-balance sheet securitizations, as they were eliminated in consolidation in accordance with U.S. GAAP. As of December 31, 2017, we no longer consolidate the securitization trusts and include the remaining retained securities within our non-Agency securities portfolio.
The following tables provide investment information on our non-Agency securities as of December 31, 2017 and December 31, 2016:

	December 31, 2017
(in thousands)	Principal/Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Principal and interest securities
Senior	$2,552,972	$2,435	$(424,580)	$(534,160)	$1,596,667	$361,561	$(2,083)	$1,956,145
Mezzanine	1,205,162	322	(251,453)	(119,453)	834,578	127,370	(1,083)	960,865
Total P&I	3,758,134	2,757	(676,033)	(653,613)	2,431,245	488,931	(3,166)	2,917,010
Interest-only securities	5,614,925	65,667	—	—	65,667	2,163	(2,746)	65,084
Total	$9,373,059	$68,424	$(676,033)	$(653,613)	$2,496,912	$491,094	$(5,912)	$2,982,094

	December 31, 2016
(in thousands)	Principal/Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Principal and interest securities:
Senior	$1,609,806	$3,481	$(380,498)	$(315,009)	$917,780	$282,479	$(2,483)	$1,197,776
Mezzanine	924,000	96	(250,882)	(52,428)	620,786	70,761	(3,903)	687,644
Total P&I	2,533,806	3,577	(631,380)	(367,437)	1,538,566	353,240	(6,386)	1,885,420
Interest-only securities	185,535	4,363	—	—	4,363	118	(204)	4,277
Total	$2,719,341	$7,940	$(631,380)	$(367,437)	$1,542,929	$353,358	$(6,590)	$1,889,697

The majority of our non-Agency securities were rated at December 31, 2017 and December 31, 2016. Note that credit ratings are based on the par value of the non-Agency securities, whereas the distressed non-Agency securities in our portfolio were acquired at heavily discounted prices. The following table summarizes the credit ratings of our non-Agency securities portfolio, based on the Bloomberg Index Rating, a composite of each of the four major credit rating agencies (i.e., DBRS Ltd., Moody’s Investors Services, Inc., Standard & Poor’s Corporation and Fitch, Inc.), as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
AAA	0.8%	0.1%
AA	—%	—%
A	—%	—%
BBB	2.8%	4.2%
BB	1.4%	1.4%
B	4.2%	4.4%
Below B	71.5%	76.7%
Not rated	19.3%	13.2%
Total	100.0%	100.0%

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
The following table provides the carrying value of our “legacy” and “new issue” non-Agency securities at December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
(dollars in thousands)	Carrying Value	% of Total Non-Agency Portfolio	Carrying Value	% of Total Non-Agency Portfolio
“Legacy” non-Agency principal and interest securities	$2,552,833	85.6%	$1,670,591	88.4%
“Legacy” non-Agency interest-only securities	7,426	0.3%	4,277	0.2%
“New issue” non-Agency securities	421,835	14.1%	214,829	11.4%
Total	$2,982,094	100.0%	$1,889,697	100.0%

Due to acquisitions of “legacy” non-Agency securities, our designated credit reserve as a percentage of total discount increased from December 31, 2016 to December 31, 2017 (as disclosed in Note 5 - Available-for-Sale Securities, at Fair Value of the notes to the consolidated financial statements). From December 31, 2016 to December 31, 2017, our designated credit reserve as a percentage of total discount increased from 36.8% to 49.2%.
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

The following tables present certain information by investment type and their respective underlying loan characteristics for our “legacy” senior and mezzanine non-Agency securities, excluding our non-Agency interest-only portfolio, at December 31, 2017 and December 31, 2016:

	December 31, 2017
“Legacy” Non-Agency P&I Securities	Senior	Mezzanine	Total
Carrying Value (in thousands)	$1,790,481	$762,352	$2,552,833
% of Total	70.1%	29.9%	100.0%
Average Purchase Price (1)	$57.57	$65.36	$59.89
Average Coupon	2.8%	2.3%	2.6%
Average Fixed Coupon	5.9%	5.6%	5.8%
Average Floating Coupon	2.5%	2.2%	2.4%
Average Hybrid Coupon	3.2%	—%	3.2%
Collateral Attributes
Average Loan Age (months)	137	145	139
Average Loan Size (in thousands)	$370	$356	$366
Average Original Loan-to-Value	69.3%	68.8%	69.1%
Average Original FICO (2)	636	573	617
Current Performance
60+ day delinquencies	22.9%	20.3%	22.1%
Average Credit Enhancement (3)	7.5%	16.1%	10.0%
3-Month CPR (4)	6.1%	7.1%	6.4%

	December 31, 2016
“Legacy” Non-Agency P&I Securities	Senior	Mezzanine	Total P&I
Carrying Value (in thousands)	$1,187,693	$482,898	$1,670,591
% of Total	71.1%	28.9%	100.0%
Average Purchase Price (1)	$53.00	$62.73	$55.68
Average Coupon	2.8%	1.7%	2.5%
Average Fixed Coupon	5.9%	5.4%	5.8%
Average Floating Coupon	2.4%	1.6%	2.2%
Average Hybrid Coupon	5.1%	—%	5.1%
Collateral Attributes
Average Loan Age (months)	124	133	127
Average Loan Size (in thousands)	$356	$315	$344
Average Original Loan-to-Value	70.7%	69.8%	70.5%
Average Original FICO (2)	631	584	618
Current Performance
60+ day delinquencies	25.0%	21.5%	24.0%
Average Credit Enhancement (3)	9.7%	20.6%	12.8%
3-Month CPR (4)	5.8%	7.0%	6.2%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total “legacy” non-Agency securities, excluding our non-Agency interest-only portfolio, would be $55.07, $62.73 and $57.27, respectively, at December 31, 2017 and $49.88, $61.11 and $53.10, respectively at December 31, 2016.

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

	December 31, 2017
	“Legacy” Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Collateral Type	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
Prime	$21,181	1.2%	$13,829	1.8%	$35,010	1.4%
Alt-A	133,357	7.4%	92,399	12.1%	225,756	8.8%
POA	87,054	4.9%	141,834	18.6%	228,888	9.0%
Subprime	1,548,889	86.5%	514,290	67.5%	2,063,179	80.8%
Total	$1,790,481	100.0%	$762,352	100.0%	$2,552,833	100.0%

	December 31, 2016
	“Legacy” Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Collateral Type	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
Prime	$23,791	2.0%	$17,143	3.5%	$40,934	2.4%
Alt-A	87,655	7.4%	55,836	11.6%	143,491	8.6%
POA	93,387	7.9%	42,097	8.7%	135,484	8.1%
Subprime	982,860	82.7%	367,822	76.2%	1,350,682	80.9%
Total	$1,187,693	100.0%	$482,898	100.0%	$1,670,591	100.0%

	December 31, 2017
	“Legacy” Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Coupon Type	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
Fixed Rate	$147,883	8.3%	$19,957	2.6%	$167,840	6.6%
Hybrid or Floating	1,642,598	91.7%	742,395	97.4%	2,384,993	93.4%
Total	$1,790,481	100.0%	$762,352	100.0%	$2,552,833	100.0%

	December 31, 2016
	“Legacy” Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Coupon Type	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
Fixed Rate	$133,843	11.3%	$22,824	4.7%	$156,667	9.4%
Hybrid or Floating	1,053,850	88.7%	460,074	95.3%	1,513,924	90.6%
Total	$1,187,693	100.0%	$482,898	100.0%	$1,670,591	100.0%

	December 31, 2017
	“Legacy” Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Origination Year	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
2006 and Thereafter	$1,594,088	89.0%	$293,916	38.6%	$1,888,004	73.9%
2002-2005	191,288	10.7%	466,923	61.2%	658,211	25.8%
Pre-2002	5,105	0.3%	1,513	0.2%	6,618	0.3%
Total	$1,790,481	100.0%	$762,352	100.0%	$2,552,833	100.0%

	December 31, 2016
	“Legacy” Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Origination Year	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
2006 and Thereafter	$1,026,969	86.5%	$149,864	31.0%	$1,176,833	70.4%
2002-2005	156,288	13.1%	332,883	69.0%	489,171	29.3%
Pre-2002	4,436	0.4%	151	—%	4,587	0.3%
Total	$1,187,693	100.0%	$482,898	100.0%	$1,670,591	100.0%

The underlying mortgage loans collateralizing our non-Agency securities are located across the U.S. The following table presents the five largest geographic concentrations of the mortgages and assets collateralizing these securities at December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
(dollars in thousands)	Carrying Value	% of Total Non-Agency Securities	Carrying Value	% of Total Non-Agency Securities
California	$694,757	23.8%	$435,227	22.9%
New York	367,353	12.6%	224,627	11.8%
Florida	266,329	9.1%	179,434	9.4%
New Jersey	125,794	4.3%	82,731	4.4%
Texas	101,606	3.5%	69,967	3.7%
Total	$1,555,839	53.3%	$991,986	52.2%

Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the loans underlying our MSR. As of December 31, 2017 and December 31, 2016, our MSR had a fair market value of $1.1 billion and $0.7 billion.
As of December 31, 2017 and December 31, 2016, our MSR portfolio included MSR on 454,028 and 280,185 loans with an unpaid principal balance of approximately $101.3 billion and $62.8 billion, respectively. During 2016, we sold substantially all of our Ginnie Mae MSR portfolio. The following table summarizes certain characteristics of the loans underlying our MSR at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Unpaid principal balance (in thousands)	$101,344,054	$62,827,975
Number of loans	454,028	280,185
Average Coupon	3.9%	3.8%
Average Loan Age (months)	26	24
Average Loan Size (in thousands)	$223	$224
Average Original Loan-to-Value	73.8%	72.7%
Average Original FICO	753	756
60+ day delinquencies	0.5%	0.3%
3-Month CPR	10.0%	14.5%

Residential Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
We retain debt securities and excess servicing rights purchased from securitization trusts sponsored by either third parties or our subsidiaries. The underlying residential mortgage loans held by the trusts, which, prior to December 31, 2017, were consolidated on our consolidated balance sheets, are classified as residential mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the consolidated financial statements for additional information regarding consolidation of the securitization trusts. As of December 31, 2016, residential mortgage loans held-for-investment in securitization trusts had a carrying value of $3.3 billion. As of December 31, 2017, we no longer consolidate the trusts and include the remaining retained securities within our non-Agency securities portfolio.
Residential Mortgage Loans Held-for-Sale, at Fair Value
As of December 31, 2017 and December 31, 2016, we held prime nonconforming residential mortgage loans with a carrying value of $0.5 million and $0.9 million, respectively. In July 2016, we announced our plan to discontinue our mortgage loan conduit and securitization business. During the remainder of 2016, all remaining commitments to purchase mortgage loans were funded, an additional securitization transaction was completed and substantially all of the remaining prime nonconforming residential loans were sold through whole loan sale transactions. The wind down process was completed by the end of 2016.
We also hold a small legacy portfolio of credit sensitive residential mortgage loans, or CSL, which are loans where the borrower has previously experienced payment delinquencies and is more likely to be underwater (i.e., the amount owed on a mortgage loan exceeds the current market value of the home). As a result, there is a higher probability of default than on newly originated residential mortgage loans. As of December 31, 2017 and December 31, 2016, we held CSL with a carrying value of $9.2 million and $10.5 million, respectively.
Additionally, as the previous owner of MSR on loans from securitizations guaranteed by Ginnie Mae, we were obligated to purchase these loans from time to time in order to complete modifications on the mortgage loans or to convey foreclosed properties to HUD. As of December 31, 2017 and December 31, 2016, we held Ginnie Mae buyout residential mortgage loans with a carrying value of $20.8 million and $28.7 million, respectively. During 2016, we sold substantially all of our Ginnie Mae MSR portfolio, and we anticipate that the remaining balance will continue to decline.
The following tables present our residential mortgage loans held-for-sale portfolio by loan type as of December 31, 2017 and December 31, 2016:

	December 31, 2017
(in thousands)	Unpaid Principal Balance	Fair Value - Purchase Price	Fair Value - Unrealized	Carrying Value
Prime nonconforming residential mortgage loans	$469	$—	$5	$474
Credit sensitive residential mortgage loans	14,674	(4,012)	(1,488)	9,174
Ginnie Mae buyout residential mortgage loans	22,489	(1,064)	(659)	20,766
Residential mortgage loans held-for-sale	$37,632	$(5,076)	$(2,142)	$30,414

	December 31, 2016
(in thousands)	Unpaid Principal Balance	Fair Value - Purchase Price	Fair Value - Unrealized	Carrying Value
Prime nonconforming residential mortgage loans	$978	$16	$(69)	$925
Credit sensitive residential mortgage loans	17,840	(5,395)	(1,956)	10,489
Ginnie Mae buyout residential mortgage loans	31,168	(1,519)	(917)	28,732
Residential mortgage loans held-for-sale	$49,986	$(6,898)	$(2,942)	$40,146

Discontinued Operations
On June 28, 2017, we contributed our equity interests in our wholly owned subsidiary, TH Commercial Holdings LLC, to Granite Point and, in exchange for the contribution, received approximately 33.1 million shares of common stock of Granite Point, representing approximately 76.5% of the outstanding stock of Granite Point upon completion of the IPO of its common stock on June 28, 2017. On November 1, 2017, we distributed, on a pro rata basis, the 33.1 million shares of Granite Point common stock that we acquired in connection with the contribution to stockholders holding shares of Two Harbors common stock outstanding as of the close of business on October 20, 2017. Due to our controlling ownership interest in Granite Point through November 1, 2017, our results of operations and financial condition through such date reflect Granite Point’s commercial strategy, which includes as target assets first mortgages, mezzanine loans, B-notes and preferred equity. As of November 1, 2017, we no longer have a controlling interest in Granite Point and, therefore, have deconsolidated Granite Point and its subsidiaries from our financial statements and reclassified all of Granite Point’s current and prior period assets, liabilities and results of operations to discontinued operations
Summarized financial information for the discontinued operations are presented below.

	November 1, 2017	December 31, 2016
Assets:
Available-for-sale securities, at fair value	$12,814	$12,686
Commercial real estate assets	2,233,080	1,412,543
Cash and cash equivalents	84,183	56,019
Restricted cash	2,838	260
Accrued interest receivable	6,588	3,745
Due from counterparties	—	249
Other assets	22,774	10,105
Total Assets	$2,362,277	$1,495,607
Liabilities:
Repurchase agreements	$1,516,294	$451,167
Dividends payable	48	—
Other liabilities	10,337	1,357
Total Liabilities	$1,526,679	$452,524

Financing
Our borrowings consist primarily of repurchase agreements, FHLB advances and revolving credit facilities collateralized by our pledge of AFS securities, derivative instruments, MSR and certain cash balances. Substantially all of our Agency RMBS are currently pledged as collateral, and the majority of our non-Agency securities have been pledged, either through repurchase agreements or FHLB advances. Additionally, on January 19, 2017, we closed an underwritten public offering of $287.5 million aggregate principal amount of 6.25% convertible senior notes due 2022. The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses. The majority of these proceeds were used to help fund our MSR assets, which previously had largely been funded with cash.

At December 31, 2017 and December 31, 2016, borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes had the following characteristics:

(dollars in thousands)	December 31, 2017			December 31, 2016
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$18,538,953	1.55%	4.8%	$10,741,681	0.91%	5.0%
Non-Agency securities (1)	1,943,535	2.98%	27.1%	1,427,636	2.60%	30.2%
Agency Derivatives	71,243	2.15%	26.7%	102,236	1.69%	26.7%
Assets of discontinued operations	—	—%	—%	593,631	1.84%	16.6%
Mortgage servicing rights	132,500	3.99%	48.8%	70,000	0.85%	37.1%
Other (2)	282,827	6.25%	NA	—	—%	NA
Total	$20,969,058	1.76%	7.1%	$12,935,184	1.12%	8.7%
____________________

(1)
As of December 31, 2016, non-Agency securities includes repurchase agreements and FHLB advances collateralized by retained interests from our previous on-balance sheet securitizations, which were eliminated in consolidation in accordance with U.S. GAAP.

(2)	Includes unsecured convertible senior notes paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount of $287.5 million.

As of December 31, 2017, we had outstanding $19.5 billion of repurchase agreements, and the term to maturity ranged from two days to over 23 months. Repurchase agreements had a weighted average borrowing rate of 1.69% and weighted average remaining maturities of 83 days as of December 31, 2017.
As of December 31, 2017, we had outstanding $1.2 billion of FHLB advances with a weighted average term to maturity of 79 months, ranging from approximately 16 months to over 18 years. The weighted average cost of funds for our advances was 1.79% at December 31, 2017.
As of December 31, 2017, we had outstanding $20.0 million of short-term borrowings under revolving credit facilities with a weighted average borrowing rate of 5.14% and weighted average remaining maturities of 351 days.
As of December 31, 2017, the outstanding amount due on convertible senior notes was $282.8 million, net of deferred issuance costs. These notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and mature in January 2022.
As of December 31, 2017, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 5.9:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes for the three months ended December 31, 2017, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average (1)	End of Period Balance (1)	Maximum Balance of Any Month-End (1)	End of Period Total Borrowings to Equity Ratio
For the Three Months Ended December 31, 2017	$19,270,237	$20,969,058	$20,969,058	5.9:1.0
For the Three Months Ended September 30, 2017	$17,959,764	$19,143,433	$19,143,433	5.0:1.0	(2)
For the Three Months Ended June 30, 2017	$15,957,154	$16,237,809	$16,968,760	4.5:1.0	(2)
For the Three Months Ended March 31, 2017	$14,187,786	$16,973,524	$16,973,524	4.9:1.0	(2)
For the Three Months Ended December 31, 2016	$13,627,436	$12,935,184	$15,252,734	3.9:1.0	(2)
____________________

(1)	Includes borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes and excludes collateralized borrowings in securitization trusts.

(2)	Includes total borrowings of discontinued operations.

Collateralized Borrowings in Securitization Trusts, at Fair Value
We retain debt securities and excess servicing rights purchased from securitization trusts sponsored by either third parties or our subsidiaries. The underlying debt held by the trusts, which, prior to December 31, 2017, was consolidated on our consolidated balance sheets, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. See Note 3 - Variable Interest Entities to the consolidated financial statements for additional information regarding consolidation of the securitization trusts. As of December 31, 2016, collateralized borrowings in securitization trusts had a carrying value of $3.0 billion with a weighted average interest rate of 3.4%. As of December 31, 2017, we no longer consolidate the trusts and include the remaining retained securities within our non-Agency securities portfolio.
Equity
The tables below provide details of our changes in stockholders’ equity from December 31, 2015 to December 31, 2017. All per share amounts, common shares outstanding and restricted shares for all periods presented have been adjusted on a retroactive basis to reflect the one-for-two reverse stock split effected on November 1, 2017.

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders' equity at December 31, 2015	$3,576.6	176.9	$20.21
Reconciliation of non-GAAP measures to GAAP net income and Comprehensive income:
Core Earnings, net of tax benefit of $5.7 million ⁽¹⁾	327.3
Dividends on preferred stock	—
Core Earnings attributable to common stockholders, net of tax benefit of $5.7 million ⁽¹⁾	327.3
Realized and unrealized gains and losses, net of tax expense of $18 million	26.0
GAAP net income	353.3
Other comprehensive loss, net of tax	(159.9)
Comprehensive income	193.4
Dividend declaration	(323.3)
Other	15.2	0.9
Balance before capital transactions	3,461.9	177.8
Repurchase of common stock	(61.3)	(4.0)
Issuance of common stock, net of offering costs	0.5	—
Common stockholders' equity at December 31, 2016	$3,401.1	173.8	$19.56

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders' equity at December 31, 2016	$3,401.1	173.8	$19.56
Reconciliation of non-GAAP measures to GAAP net income and Comprehensive income:
Core Earnings, net of tax expense of $4.8 million ⁽¹⁾⁽²⁾	388.1
Dividends on preferred stock	(25.1)
Core Earnings attributable to common stockholders, net of tax expense of $4.8 million ⁽¹⁾⁽²⁾	363.0
Realized and unrealized gains and losses, net of tax benefit of $15.3 million	(39.6)
GAAP net income	323.4
Other comprehensive income, net of tax	135.6
Comprehensive income	459.0
Dividend declaration	(350.7)
Special dividend of shares of Granite Point common stock	(639.6)
Other	12.4	0.7
Balance before capital transactions	2,882.2	174.5
Contribution of TH Commercial Holdings LLC to Granite Point	(13.8)
Preferred stock issuance costs	(23.7)
Issuance of common stock, net of offering costs	0.4	—
Common stockholders' equity at December 31, 2017	$2,845.1	174.5	$16.31
Total preferred stock liquidation preference	726.3
Total stockholders' equity at December 31, 2017	$3,571.4
____________________

(1)
Core Earnings is a non-U.S. GAAP measure that we define as comprehensive income (loss) attributable to common stockholders, excluding “realized and unrealized gains and losses” (impairment losses, realized and unrealized gains and losses on the aggregate portfolio, reserve expense for representation and warranty obligations on MSR, certain upfront costs related to securitization transactions, non-cash compensation expense related to restricted common stock, restructuring charges and transaction costs related to the contribution of TH Commercial Holdings LLC to Granite Point). As defined, Core Earnings includes interest income or expense and premium income or loss on derivative instruments and servicing income, net of estimated amortization on MSR. We believe the presentation of Core Earnings provides investors greater transparency into our period-over-period financial performance and facilitates comparisons to peer REITs.

(2)
For the six months ended December 31, 2017, Core Earnings excludes our controlling interest in Granite Point’s Core Earnings and, for the three months ended September 30, 2017, includes our share of Granite Point’s declared dividend. We believe this presentation is the most accurate reflection of our incoming cash associated with holding shares of Granite Point common stock and assists with the understanding of the forward-looking financial presentation of the company.

U.S. GAAP to Taxable Income
The following tables provide reconciliations of our GAAP net income (loss) to our taxable (loss) income split between our REIT and TRSs for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017
(dollars in millions)	TRS	REIT	Securitization Trusts	Consolidated
GAAP net income (loss), pre-tax	$(72.0)	$409.4	$4.5	$341.9
State taxes	(0.1)	—	—	(0.1)
Adjusted GAAP net income (loss), pre-tax	(72.1)	409.4	4.5	341.8
Permanent differences
Granite Point stock distribution and dividends	—	(26.6)	—	(26.6)
Securitization trusts consolidated for U.S. GAAP purposes only	—	—	(4.5)	(4.5)
Other permanent differences	—	(7.4)	—	(7.4)
Temporary differences
Net accretion of OID and market discount	0.1	36.2	—	36.3
Net unrealized gains and losses on derivatives	129.5	(57.1)	—	72.4
Other temporary differences	(8.1)	(7.1)	—	(15.2)
Capital loss carryforward utilized	(33.3)	(17.0)	—	(50.3)
Net operating loss carryforward utilized	(24.1)	—	—	(24.1)
Taxable (loss) income	(8.0)	330.4	—	322.4
Dividend declaration deduction	—	(330.4)	—	(330.4)
Taxable loss post-dividend deduction	$(8.0)	$—	$—	$(8.0)

	Year Ended December 31, 2016
(dollars in millions)	TRS	REIT	Securitization Trusts	Consolidated
GAAP net (loss) income, pre-tax	$44.2	$325.1	$(3.8)	$365.5
State taxes	(0.1)	—	—	(0.1)
Adjusted GAAP net (loss) income, pre-tax	44.1	325.1	(3.8)	365.4
Permanent differences
Securitization trusts consolidated for U.S. GAAP purposes only	—	—	3.8	3.8
Other permanent differences	(9.4)	6.7	—	(2.7)
Temporary differences
Net accretion of OID and market discount	0.3	60.6	—	60.9
Net unrealized gains and losses on derivatives	(131.5)	(122.8)	—	(254.3)
Other temporary differences	(18.7)	(14.8)	—	(33.5)
Capital loss deferral	9.6	61.2	—	70.8
Taxable (loss) income	(105.6)	316.0	—	210.4
Dividend declaration deduction	—	(316.0)	—	(316.0)
Taxable loss post-dividend deduction	$(105.6)	$—	$—	$(105.6)

The permanent tax differences recorded in 2017 and 2016 include a recurring difference in the income recognized from the securitization trusts that are consolidated for U.S. GAAP purposes only. The permanent tax differences also include a recurring difference in compensation expense related to restricted stock dividends. Temporary differences are principally timing differences between U.S. GAAP and tax accounting related to unrealized gains and losses from derivative instruments, realized and unrealized gains and losses from MSR and accretion and amortization from Agency RMBS and non-Agency securities.

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
Dividends
For the year ended December 31, 2017, we declared cash dividends totaling $2.01 per share. As a REIT, we are required to distribute at least 90% of our taxable income to stockholders, subject to certain distribution requirements. For the year ended December 31, 2017, our board of directors elected to distribute the majority of our taxable income to avoid U.S. Federal Income taxes. As such, temporary differences between GAAP net income (loss) and taxable income can generate deterioration in book value on a permanent and temporary basis as taxable income is distributed that has not been earned for U.S. GAAP purposes. The following table, which has been adjusted to reflect the reverse stock split, presents cash dividends declared on our common stock for the fiscal years ended December 31, 2017, 2016 and 2015:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 14, 2017	December 26, 2017	December 29, 2017	$0.47
September 14, 2017	September 29, 2017	October 27, 2017	$0.52
June 15, 2017	June 30, 2017	July 27, 2017	$0.52
March 14, 2017	March 31, 2017	April 27, 2017	$0.50
December 15, 2016	December 30, 2016	January 27, 2017	$0.48
September 15, 2016	September 30, 2016	October 20, 2016	$0.46
June 16, 2016	June 30, 2016	July 20, 2016	$0.46
March 15, 2016	March 31, 2016	April 21, 2016	$0.46
December 16, 2015	December 30, 2015	January 20, 2016	$0.52
September 16, 2015	September 30, 2015	October 22, 2015	$0.52
June 17, 2015	June 30, 2015	July 21, 2015	$0.52
March 18, 2015	March 31, 2015	April 21, 2015	$0.52

On June 28, 2017, we completed the contribution of our portfolio of commercial real estate assets to Granite Point. We contributed our equity interests in our wholly owned subsidiary, TH Commercial Holdings LLC, to Granite Point and, in exchange for our contribution, received approximately 33.1 million shares of common stock of Granite Point, representing approximately 76.5% of the outstanding stock of Granite Point upon completion of the IPO of its common stock on June 28, 2017. On November 1, 2017, we distributed, on a pro rata basis, the 33.1 million shares of Granite Point common stock that we acquired in connection with the contribution to the holders of our common stock outstanding as of the close of business on October 20, 2017.
The following table, which has been adjusted to reflect the reverse stock split, summarizes dividends declared on our common stock for the years ended December 31, 2017, 2016 and 2015 and their related tax characterization (per share amounts):

		Tax Characterization
Year Ended December 31,	Dividends Declared Per Common Share	Ordinary Dividends (Non-Qualified)	Qualified Ordinary Dividends	Capital Gain Distribution	Nondividend Distribution
2017	$5.57	$2.02	$—	$—	$3.55
2016	$1.86	$1.86	$—	$—	$—
2015	$2.08	$0.80	$—	$1.28	$—

Issuance of Preferred Stock
On March 14, 2017, we issued 5,000,000 shares of 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, in a public offering at a price of $25.00 per share. On March 21, 2017, an additional 750,000 shares were sold to the underwriters of the offering pursuant to an overallotment option. Holders of the preferred stock are entitled to receive, when and as declared, a dividend at a fixed rate of 8.125% per annum of the $25.00 liquidation preference. On and after April 27, 2027, dividends will accumulate and be payable at a floating rate of three-month LIBOR plus a spread of 5.66% per annum of the $25.00 liquidation preference. The preferred stock ranks senior to our common stock and on parity with our 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock with respect to the payment of dividends and the distribution of assets upon the voluntary or involuntary liquidation, dissolution or winding up of the company. Under certain circumstances upon a change of control, the preferred stock is convertible into shares of our common stock. The preferred stock will not be redeemable before April 27, 2027, except under certain limited circumstances. On or after April 27, 2027, we may, at our option, redeem, in whole or in part, at any time or from time to time, the preferred stock at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon (whether or not authorized or declared) up to, but excluding, the redemption date. The net proceeds from the offering were approximately $138.9 million, after deducting underwriting discounts and estimated offering expenses payable by us.
On July 19, 2017, we issued 11,500,000 shares of 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, in a public offering at a price of $25.00 per share, which included 1,500,000 shares sold to the underwriters of the offering pursuant to an overallotment option. Holders of the preferred stock are entitled to receive, when and as declared, a dividend at a fixed rate of 7.625% per annum of the $25.00 liquidation preference. On and after July 27, 2027, dividends will accumulate and be payable at a floating rate of three-month LIBOR plus a spread of 5.352% per annum of the $25.00 liquidation preference. The preferred stock ranks senior to our common stock and on parity with our 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock with respect to the payment of dividends and the distribution of assets upon the voluntary or involuntary liquidation, dissolution or winding up of the company. Under certain circumstances upon a change of control, the preferred stock is convertible into shares of our common stock. The preferred stock will not be redeemable before July 27, 2027, except under certain limited circumstances. On or after July 27, 2027, we may, at our option, redeem, in whole or in part, at any time or from time to time, the preferred stock at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon (whether or not authorized or declared) up to, but excluding, the redemption date. The net proceeds from the offering were approximately $278.1 million, after deducting underwriting discounts and estimated offering expenses payable by us.
On November 27, 2017, we issued 11,000,000 shares of 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, in a public offering at a price of $25.00 per share. On December 1, 2017, an additional 800,000 shares were sold to the underwriters of the offering pursuant to an overallotment option. Holders of the preferred stock are entitled to receive, when and as declared, a dividend at a fixed rate of 7.25% per annum of the $25.00 liquidation preference. On and after January 27, 2025, dividends will accumulate and be payable at a floating rate of three-month LIBOR plus a spread of 5.011% per annum of the $25.00 liquidation preference. The preferred stock ranks senior to our common stock and on parity with our 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock with respect to the payment of dividends and the distribution of assets upon the voluntary or involuntary liquidation, dissolution or winding up of the company. Under certain circumstances upon a change of control, the preferred stock is convertible into shares of our common stock. The preferred stock will not be redeemable before January 27, 2025, except under certain limited circumstances. On or after January 27, 2025, we may, at our option, redeem, in whole or in part, at any time or from time to time, the preferred stock at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon (whether or not authorized or declared) up to, but excluding, the redemption date. The net proceeds from the offering were approximately $285.6 million, after deducting underwriting discounts and estimated offering expenses payable by us.
Share Repurchase Program
Our share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of our common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of December 31, 2017, a total of 12,067,500 shares had been repurchased under the program for an aggregate cost of $200.4 million. No shares were repurchased during the year ended December 31, 2017.

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
As of December 31, 2017, we held $419.2 million in cash and cash equivalents available to support our operations; $22.6 billion of AFS securities, MSR, residential mortgage loans held-for-sale and derivative assets held at fair value; and $21.0 billion of outstanding debt in the form of repurchase agreements, FHLB advances, borrowings under revolving credit facilities and convertible senior notes. During the three months ended December 31, 2017, our total consolidated debt-to-equity ratio increased from 5.7:1.0 to 5.9:1.0. The debt-to-equity ratio funding our AFS securities, MSR, Agency Derivatives and commercial real estate assets (included in assets of discontinued operations) only, which includes unsecured borrowings under convertible senior notes, also increased from 5.0:1.0 to 5.9:1.0, driven by the deconsolidation of lower leveraged commercial real estate assets on the Granite Point equity. During the year ended December 31, 2017, our total consolidated debt-to-equity ratio increased from 4.8:1.0 to 5.9:1.0. The debt-to-equity ratio funding our AFS securities, MSR, Agency Derivatives and commercial real estate assets (included in assets of discontinued operations), which includes unsecured borrowings under convertible senior notes, also increased from 3.9:1.0 to 5.9:1.0, driven by the deconsolidation of lower leveraged commercial real estate assets on the Granite Point equity as well as the purchase of and increased financing on AFS securities.
As of December 31, 2017, we held approximately $1.8 million of unpledged Agency securities and derivatives and $228.3 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $161.2 million. As of December 31, 2017, we held approximately $502.5 million of unpledged MSR and had an overall estimated unused borrowing capacity on MSR financing facilities of $257.5 million. We also held approximately $30.4 million of unpledged residential mortgage loans held-for-sale, for which we had no unused borrowing capacity. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the year ended December 31, 2017, we did not experience any restrictions to our funding sources, although balance sheet capacity of counterparties have tightened due to compliance with the Basel III regulatory capital reform rules as well as management of perceived risk in the volatile interest rate environment. We expect ongoing sources of financing to be primarily repurchase agreements, FHLB advances, revolving credit facilities, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of December 31, 2017, we had master repurchase agreements in place with 34 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

The following table summarizes our repurchase agreements and counterparty geographical concentration at December 31, 2017 and December 31, 2016:

	December 31, 2017			December 31, 2016
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$10,746,447	$993,279	57.0%	$4,504,063	$774,441	63.3%
Europe (2)	6,109,169	615,150	35.3%	2,578,451	333,521	27.3%
Asia (2)	2,595,591	134,694	7.7%	1,782,670	114,720	9.4%
Total	$19,451,207	$1,743,123	100.0%	$8,865,184	$1,222,682	100.0%
____________________

(1)
Represents the net carrying value of the assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases are not included in the amounts presented above. The Company did not have any such payables at December 31, 2017 or December 31, 2016.

(2)	Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

In addition to our master repurchase agreements to fund our Agency and non-Agency securities, we closed one repurchase facility in the fourth quarter of 2017 and have two additional revolving credit facilities that provide short- and long-term financing for our MSR portfolio. An overview of the facilities is presented in the table below:

(dollars in thousands)
December 31, 2017
Expiration Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
December 1, 2019	Yes (2)	$112,500	$187,500	$300,000	Mortgage servicing rights (3)
September 1, 2018	No	$—	$50,000	$50,000	Mortgage servicing rights
December 17, 2018	No	$20,000	$20,000	$40,000	Mortgage servicing rights
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

(2)	Commitment fee charged on unused capacity.

(3)	This repurchase facility is secured by MSR notes, which are collateralized by our MSR.

Our wholly owned subsidiary, TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of December 31, 2017, TH Insurance had $1.2 billion in outstanding secured advances with a weighted average borrowing rate of 1.79%, and an additional $2.2 billion of available uncommitted capacity for borrowings insofar as TH Insurance holds adequate total assets to support a new advance. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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
In January 2016, the FHFA released a final rule regarding membership in the Federal Home Loan Bank system. Among other effects, the final rule excludes captive insurers from membership eligibility, including our subsidiary member, TH Insurance. Since TH Insurance was admitted as a member in 2013, it is eligible for a membership grace period that runs through February 19, 2021, during which new advances or renewals that mature beyond the grace period will be prohibited; however, any existing advances that mature beyond this grace period will be permitted to remain in place subject to their terms insofar as we maintain good standing with the FHLB. If any new advances or renewals occur, TH Insurance’s outstanding advances will be limited to 40% of its total assets.

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of December 31, 2017:

•
Total indebtedness to net worth must be less than the specified threshold ratio in the repurchase agreement. As of December 31, 2017, our debt to net worth, as defined, was 5.9:1.0 while our threshold ratio, as defined, was 6.9:1.0.

•	Liquidity must be greater than $100.0 million. As of December 31, 2017, our liquidity, as defined, was $1.0 billion.

•	Net worth must be greater than $1.75 billion. As of December 31, 2017, our net worth, as defined, was $3.6 billion.

•	Interest coverage must not be less than 2.0:1.0. As of December 31, 2017, our interest coverage ratio, as defined, was 2.4:1.0.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, FHLB advances and revolving credit facilities at December 31, 2017 and December 31, 2016:

(in thousands)	December 31, 2017	December 31, 2016
Available-for-sale securities, at fair value	$20,990,890	$13,104,643
Assets of discontinued operations	—	709,989
Mortgage servicing rights, at fair value	584,247	180,948
Net economic interests in consolidated securitization trusts	—	213,110	(1)
Cash and cash equivalents	15,000	15,000
Restricted cash	417,018	162,759
Due from counterparties	836,381	48,690
Derivative assets, at fair value	90,895	126,341
Total	$22,934,431	$14,561,480
____________________

(1)	Includes the retained interests from our previous on-balance sheet securitizations, which were eliminated in consolidation in accordance with U.S. GAAP.

Although we generally intend to hold our target assets as long-term investments, we may sell certain of our assets in order to manage our interest rate risk and liquidity needs, to meet other operating objectives and to adapt to market conditions. Our Agency RMBS and non-Agency securities are generally actively traded and thus, in most circumstances, readily liquid. However, certain of our assets, including MSR and residential mortgage loans, are subject to longer trade timelines, and, as a result, market conditions could significantly and adversely affect the liquidity of our assets. Any illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. Our ability to quickly sell certain assets, such as MSR and residential mortgage loans, may be limited by delays encountered while obtaining certain regulatory approvals required for such dispositions and may be further limited by delays due to the time period needed for negotiating transaction documents, conducting diligence, and complying with regulatory requirements regarding the transfer of such assets before settlement may occur. Consequently, even if we identify a buyer for our MSR and residential mortgage loans, there is no assurance that we would be able to quickly sell such assets if the need or desire arises.
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
We cannot predict the timing and impact of future sales of our assets, if any. Because many of our assets are financed with repurchase agreements, FHLB advances and revolving credit facilities, a significant portion of the proceeds from sales of our assets (if any), prepayments and scheduled amortization are used to repay balances under these financing sources.

The following table provides the maturities of our repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes as of December 31, 2017 and December 31, 2016:

(in thousands)	December 31, 2017	December 31, 2016
Within 30 days	$4,269,464	$3,264,849
30 to 59 days	3,831,111	2,338,893
60 to 89 days	3,458,940	1,365,394
90 to 119 days	2,452,426	1,504,056
120 to 364 days	5,346,766	1,113,230
One to three years	927,524	815,024
Three to five years	282,827	—
Five to ten years	—	—
Ten years and over	400,000	2,533,738
Total	$20,969,058	$12,935,184

For the year ended December 31, 2017, our restricted and unrestricted cash balance increased approximately $239.8 million to $1.1 billion at December 31, 2017. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the year ended December 31, 2017, operating activities increased our cash balances by approximately $606.8 million, primarily driven by our financial results for the year.

•
Cash flows from investing activities. For the year ended December 31, 2017, investing activities decreased our cash balances by approximately $9.5 billion, primarily driven by purchases, net of sales, of AFS securities and MSR as well as investing activities of discontinued operations.

•
Cash flows from financing activities. For the year ended December 31, 2017, financing activities increased our cash balance by approximately $9.1 billion, primarily driven by proceeds from repurchase agreements, preferred stock offerings, the issuance of convertible senior notes and financing activities of discontinued operations, offset by the repayment of a portion of our outstanding FHLB advances.

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

Aggregate Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, FHLB advances, revolving credit facilities, interest expense on borrowings, our non-cancelable office leases, net of contractual subleases, and management fees payable under our management agreement:

	Due During the Year Ended December 31,
(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Repurchase agreements	$19,338,707	$112,500	$—	$—	$—	$—	$19,451,207
Federal Home Loan Bank advances	—	815,024	—	—	—	400,000	1,215,024
Revolving credit facilities	20,000	—	—	—	—	—	20,000
Convertible senior notes	—	—	—	—	282,827	—	282,827
Interest expense on borrowings (1)	116,526	35,016	24,955	24,907	7,956	88,339	297,699
Long-term operating lease obligations	1,694	2,632	2,787	2,697	1,201	188	11,199
Management fee - PRCM Advisers (2)	157,935	—	—	—	—	—	157,935
Total	$19,634,862	$965,172	$27,742	$27,604	$291,984	$488,527	$21,435,891
____________________

(1)	Interest expense on repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes calculated based on rates at December 31, 2017.

(2)
Contractual obligation for the management fee is estimated through the contract expiration date of October 28, 2018, inclusive of the termination fee as defined in the management agreement between us and PRCM Advisers. Disclosure assumes agreement not renewed or terminated without cause.

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
We are also party to contracts that contain a variety of indemnification obligations, principally with brokers, underwriters, counterparties to lending agreements and investors in the RMBS we issued in connection with our previous securitization transactions and the loans underlying our MSR. The maximum potential future payment amount we could be required to pay under these indemnification obligations may be unlimited.

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

Other Matters
We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as, an investment company for purposes of the 1940 Act. If we failed to maintain our exempt status under the 1940 Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in Item 1, “Business - Other Business - Regulation” of this Annual Report on Form 10-K. Accordingly, we monitor our compliance with both the 55% Test and the 80% Tests of the 1940 Act in order to maintain our exempt status. As of December 31, 2017, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.
We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the year ended December 31, 2017. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2017. Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2017, we believe that we qualified as a REIT under the Code.
The Protecting Americans from Tax Hikes Act of 2015 contains changes to certain aspects of the U.S. federal income tax rules applicable to REITs. In particular, the act reduced the maximum allowable value of assets attributable to our TRSs from 25% to 20%, which change is applicable with respect to tax years beginning after December 31, 2017. We currently monitor our compliance with this TRS asset test and, in light of this change, we intend to continue to meet the requirement.
The recently passed TCJA made many significant changes to the U.S. federal income tax laws applicable to businesses, including REITs and TRSs. Pursuant to the TCJA, as of January 1, 2018, the federal income tax rate applicable to corporations was reduced to 21% and the corporate alternative minimum tax was repealed. In addition, the deduction of net interest expense is limited for all businesses; provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives. This limitation could adversely affect our TRSs.
Under the TCJA, we generally will be required to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments or mortgage-backed securities, such as original issue discount or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rule generally will be effective for tax years beginning after December 31, 2017 or, for debt instruments or mortgage-backed securities issued with original issue discount, for tax years beginning after December 31, 2018. This rule could increase our “phantom income,” which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized.
Additional changes to the tax laws are likely to continue to occur, and we intend to continue to monitor such changes.

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

We may enter into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of our floating-rate borrowings into fixed-rate borrowings to more closely match the duration of our assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (i.e., LIBOR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of our portfolio as well as our cash flows, we may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on the Company’s current interest rate risk management strategy, the Company has entered into TBAs, put and call options for TBAs, interest rate swap and swaption agreements and Markit IOS total return swaps. In addition, because MSR are negative duration assets, they provide a natural hedge to interest rate exposure on our Agency RMBS portfolio. In hedging interest rate risk, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets, improve risk-adjusted returns and, where possible, obtain a favorable spread between the yield on our assets and the cost of our financing.
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
We intend to treat our TBAs as qualifying assets for purposes of the 75% asset test, to the extent set forth in an opinion from Sidley Austin LLP substantially to the effect that, for purposes of the 75% asset test, our ownership of a TBA should be treated as ownership of the underlying Agency RMBS, and to treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, to the extent set forth in an opinion from Sidley Austin LLP substantially to the effect that, for purposes of the 75% gross income test, any gain recognized by us in connection with the settlement of our TBAs should be treated as gain from the sale or disposition of the underlying Agency RMBS.
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
The following table provides the indices of our variable rate Agency RMBS, non-Agency securities and residential mortgage loans held-for-sale of December 31, 2017 and December 31, 2016, respectively, based on carrying value (dollars in thousands).

	December 31, 2017				December 31, 2016
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$11,832	$18,497	$30,329	1%	$13,188	$23,953	$37,141	2%
LIBOR	2,563,850	13,284	2,577,134	92%	1,671,642	13,086	1,684,728	93%
Other (2)	48,894	142,502	191,396	7%	45,880	41,760	87,640	5%
Total	$2,624,576	$174,283	$2,798,859	100%	$1,730,710	$78,799	$1,809,509	100%
____________________

(1)	“Hybrid” amounts reflect those assets with greater than twelve months to reset.

(2)	“Other” includes COFI, MTA and other indices.

The following analyses of risks are based on our experience, estimates, models and assumptions. They rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing, and hedges will perform in various interest rate “shock” scenarios, Two of these measures are presented here in more detail. The first is annualized net interest income over the next 12 months, including float income from custodial accounts associated with our MSR; the second is portfolio value, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the December 31, 2017 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
Computation of the cash flows for the rate-sensitive assets underpinning change in annualized net interest income are based on assumptions related to, among other things, prepayment speeds, yield on future acquisitions, slope of the yield curve, and size of the portfolio. (The assumption for prepayment speeds for Agency RMBS, non-Agency securities, and MSR, for example, is that they do not change in response to changes in interest rates.) Assumptions for the interest rate sensitive liabilities relate to, among other things, collateral requirements as a percentage of borrowings and amount/term of borrowing. These assumptions may not hold in practice; realized net interest income results may therefore be significantly different from the net interest income produced in scenario analyses. We also note that the uncertainty associated with the estimate of a change in net interest income is directly related to the size of interest rate move considered.

Computation of results for portfolio value involves a two-step process. The first is the use of models to project how the value of interest rate sensitive instruments will change in the scenarios considered. We use both recognized industry models and proprietary models to make these projections. The second, and equally important, step is the improvement of the model projections based on application of our experience in assessing how current market and macroeconomic conditions will affect the prices of various interest rate sensitive instruments. Judgment is best applied to localized (less than 25 bps) interest rate moves. The more an instantaneous interest rate move exceeds 25 bps, the greater the likelihood that accompanying market events are significant enough to warrant reconsideration of interest rate sensitivities. As with net interest income, the uncertainty associated with the estimate of change in portfolio value is therefore directly related to the size of interest rate move considered.
The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25, +/- 50, and +/- 100 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at December 31, 2017. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios, and then by those for the 100 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day to day basis, where rate moves only rarely exceed 25 bps in either direction. Consideration of 100 bps moves in rates does not play a meaningful role in our interest rate management.

	Changes in Interest Rates
(dollars in millions)	-100 bps	-50 bps	-25 bps	+25 bps	+50 bps	+100 bps
Change in annualized net interest income:	$(26.0)	$(12.2)	$(5.3)	$8.7	$15.7	$29.6
% change in net interest income	(7.3)%	(3.4)%	(1.5)%	2.4%	4.4%	8.3%
Change in value of financial position:
Available-for-sale securities	$596.1	$357.2	$174.8	$(204.7)	$(477.7)	$(1,040.3)
As a % of equity	16.7%	10.0%	4.9%	(5.7)%	(13.4)%	(29.1)%
Mortgage servicing rights	$(369.8)	$(159.1)	$(72.8)	$61.2	$112.3	$189.0
As a % of equity	(10.4)%	(4.5)%	(2.0)%	1.7%	3.2%	5.3%
Residential mortgage loans held-for-sale	$0.5	$0.1	$—	$(0.1)	$(0.3)	$(0.9)
As a % of equity	—%	—%	—%	—%	—%	—%
Derivatives, net	$(374.9)	$(173.5)	$(85.9)	$106.8	$224.2	$463.7
As a % of equity	(10.5)%	(4.9)%	(2.4)%	3.0%	6.3%	13.0%
Repurchase agreements	$(44.1)	$(22.0)	$(11.0)	$11.0	$22.0	$44.1
As a % of equity	(1.2)%	(0.6)%	(0.3)%	0.3%	0.6%	1.2%
Federal Home Loan Bank advances	$(0.9)	$(0.4)	$(0.2)	$0.2	$0.4	$0.8
As a % of equity	—%	—%	—%	—%	—%	—%
Revolving credit facilities	$—	$—	$—	$—	$—	$—
As a % of equity	—%	—%	—%	—%	—%	—%
Convertible senior notes	$(9.4)	$(4.6)	$(2.3)	$2.3	$4.6	$9.0
As a % of equity	(0.3)%	(0.1)%	(0.1)%	—%	0.1%	0.2%
Total Net Assets	$(202.5)	$(2.3)	$2.6	$(23.3)	$(114.5)	$(334.6)
As a % of total assets	(0.8)%	—%	—%	(0.1)%	(0.5)%	(1.3)%
As a % of equity	(5.7)%	(0.1)%	0.1%	(0.7)%	(3.2)%	(9.4)%

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2017. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.

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
Real estate risk. Residential property values are subject to volatility and may be affected adversely by a number of factors, including national, regional and local economic conditions; local real estate conditions (such as an oversupply of housing); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and natural disasters and other catastrophes. Decreases in property values reduce the value of the collateral for residential mortgage loans and the potential proceeds available to borrowers to repay the loans, which could cause us to suffer losses on our non-Agency securities and residential mortgage loans.
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

Credit Risk
We believe that our investment strategy will generally keep our risk of credit losses low to moderate. However, we retain the risk of potential credit losses on all of the loans underlying our non-Agency securities and on our residential mortgage loans. With respect to our non-Agency securities that are senior in the credit structure, credit support contained in deal structures provide a level of protection from losses. We seek to manage the remaining credit risk through our pre-acquisition due diligence process, which includes comprehensive underwriting, and by factoring assumed credit losses into the purchase prices we pay for non-Agency securities and residential mortgage assets. In addition, with respect to any particular target asset, we evaluate relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral. At times, we enter into credit default swaps or other derivative instruments in an attempt to manage our credit risk. Nevertheless, unanticipated credit losses could adversely affect our operating results.

Item 8. Financial Statements and Supplementary Data

TWO HARBORS INVESTMENT CORP.

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
of Two Harbors Investment Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Two Harbors Investment Corp. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
Minneapolis, Minnesota
February 27, 2018

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	December 31, 2017	December 31, 2016
Available-for-sale securities, at fair value	$21,220,819	$13,116,171
Mortgage servicing rights, at fair value	1,086,717	693,815
Residential mortgage loans held-for-investment in securitization trusts, at fair value	—	3,271,317
Residential mortgage loans held-for-sale, at fair value	30,414	40,146
Cash and cash equivalents	419,159	350,864
Restricted cash	635,836	408,052
Accrued interest receivable	68,309	59,006
Due from counterparties	842,303	60,131
Derivative assets, at fair value	309,918	324,182
Other assets	175,838	292,765
Assets of discontinued operations	—	1,495,607
Total Assets (1)	$24,789,313	$20,112,056
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$19,451,207	$8,865,184
Collateralized borrowings in securitization trusts, at fair value	—	3,037,196
Federal Home Loan Bank advances	1,215,024	4,000,000
Revolving credit facilities	20,000	70,000
Convertible senior notes	282,827	—
Derivative liabilities, at fair value	31,903	12,501
Due to counterparties	88,898	111,884
Dividends payable	12,552	83,437
Other liabilities	115,478	78,219
Liabilities of discontinued operations	—	452,524
Total Liabilities (1)	21,217,889	16,710,945
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized:
8.125% Series A cumulative redeemable: 5,750,000 and 0 shares issued and outstanding, respectively ($143,750 liquidation preference)	138,872	—
7.625% Series B cumulative redeemable: 11,500,000 and 0 shares issued and outstanding, respectively ($287,500 liquidation preference)	278,094	—
7.25% Series C cumulative redeemable: 11,800,000 and 0 shares issued and outstanding, respectively ($295,000 liquidation preference)	285,571	—
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 174,496,587 and 173,826,163 shares issued and outstanding, respectively	1,745	1,738
Additional paid-in capital	3,672,003	3,661,712
Accumulated other comprehensive income	334,813	199,227
Cumulative earnings	2,386,604	2,038,033
Cumulative distributions to stockholders	(3,526,278)	(2,499,599)
Total Stockholders’ Equity	3,571,424	3,401,111
Total Liabilities and Stockholders’ Equity	$24,789,313	$20,112,056
____________________

(1)
The consolidated balance sheets include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of these VIEs, and liabilities of the consolidated VIEs for which creditors do not have recourse to Two Harbors Investment Corp. At December 31, 2017 and December 31, 2016, assets of the VIEs totaled $0 and $3,290,245, and liabilities of the VIEs totaled $0 and $3,058,278, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Year Ended
	December 31,
	2017	2016	2015
Interest income:
Available-for-sale securities	$631,853	$414,050	$458,515
Trading securities	—	—	8,676
Residential mortgage loans held-for-investment in securitization trusts	102,886	133,993	95,740
Residential mortgage loans held-for-sale	1,704	23,037	28,966
Other	8,646	4,000	982
Total interest income	745,089	575,080	592,879
Interest expense:
Repurchase agreements	210,430	88,850	72,653
Collateralized borrowings in securitization trusts	82,573	97,729	57,216
Federal Home Loan Bank advances	36,911	26,101	11,921
Revolving credit facilities	2,341	604	—
Convertible senior notes	17,933	—	—
Total interest expense	350,188	213,284	141,790
Net interest income	394,901	361,796	451,089
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(789)	(1,822)	(535)
Other income:
(Loss) gain on investment securities	(34,695)	(107,374)	363,379
(Loss) gain on interest rate swap and swaption agreements	(9,753)	45,371	(210,621)
(Loss) gain on other derivative instruments	(70,159)	99,379	(5,049)
Servicing income	209,065	143,579	127,398
Loss on servicing asset	(91,033)	(83,531)	(99,584)
Gain on residential mortgage loans held-for-sale	2,383	16,085	14,285
Other income (loss)	27,758	(6,121)	(21,971)
Total other income	33,566	107,388	167,837
Expenses:
Management fees	40,472	39,261	49,116
Servicing expenses	35,289	32,119	28,028
Securitization deal costs	—	6,152	8,971
Other operating expenses	54,160	56,605	56,764
Restructuring charges	—	2,990	—
Total expenses	129,921	137,127	142,879
Income from continuing operations before income taxes	297,757	330,235	475,512
(Benefit from) provision for income taxes	(10,482)	12,314	(16,560)
Net income from continuing operations	308,239	317,921	492,072
Income from discontinued operations, net of tax	44,146	35,357	138
Net income	352,385	353,278	492,210
Income from discontinued operations attributable to noncontrolling interest	3,814	—	—
Net income attributable to Two Harbors Investment Corp.	348,571	353,278	492,210
Dividends on preferred stock	25,122	—	—
Net income attributable to common stockholders	$323,449	$353,278	$492,210
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS), continued
(in thousands, except share data)

	Year Ended
	December 31,
	2017	2016	2015
Basic earnings per weighted average common share:
Continuing operations	$1.62	$1.83	$2.70
Discontinued operations	0.23	0.20	—
Net income	$1.85	$2.03	$2.70
Diluted earnings per weighted average common share:
Continuing operations	$1.60	$1.83	$2.70
Discontinued operations	0.21	0.20	—
Net income	$1.81	$2.03	$2.70
Weighted average number of shares of common stock:
Basic	174,433,999	174,036,852	182,623,869
Diluted	188,133,341	174,036,852	182,623,869
Comprehensive income (loss):
Net income	$352,385	$353,278	$492,210
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	135,586	(159,834)	(496,728)
Other comprehensive income (loss)	135,586	(159,834)	(496,728)
Comprehensive income (loss)	487,971	193,444	(4,518)
Comprehensive income attributable to noncontrolling interest	3,814	—	—
Comprehensive income (loss) attributable to Two Harbors Investment Corp.	484,157	193,444	(4,518)
Dividends on preferred stock	25,122	—	—
Comprehensive income (loss) attributable to common stockholders	$459,035	$193,444	$(4,518)
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance, December 31, 2014	$—	$—	$—	$1,832	$3,812,859	$855,789	$1,195,536	$(1,797,974)	$4,068,042	$—	$4,068,042
Cumulative effect of adoption of new accounting principle	—	—	—	—	—	—	(2,991)	—	(2,991)	—	(2,991)
Adjusted balance, January 1, 2015	—	—	—	1,832	3,812,859	855,789	1,192,545	(1,797,974)	4,065,051	—	4,065,051
Net income	—	—	—	—	—	—	492,210	—	492,210	—	492,210
Other comprehensive loss before reclassifications, net of tax expense of $23.8 million	—	—	—	—	—	(161,033)	—	—	(161,033)	—	(161,033)
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $14.6 million	—	—	—	—	—	(335,695)	—	—	(335,695)	—	(335,695)
Other comprehensive loss, net of tax expense of $9.2 million	—	—	—	—	—	(496,728)	—	—	(496,728)	—	(496,728)
Issuance of common stock, net of offering costs	—	—	—	—	539	—	—	—	539	—	539
Repurchase of common stock	—	—	—	(68)	(115,106)	—	—	—	(115,174)	—	(115,174)
Common dividends declared	—	—	—	—	—	—	—	(378,339)	(378,339)	—	(378,339)
Non-cash equity award compensation	—	—	—	6	8,996	—	—	—	9,002	—	9,002
Balance, December 31, 2015	$—	$—	$—	$1,770	$3,707,288	$359,061	$1,684,755	$(2,176,313)	$3,576,561	$—	$3,576,561
Net income	—	—	—	—	—	—	353,278	—	353,278	—	353,278
Other comprehensive loss before reclassifications, net of tax benefit of $20.4 million	—	—	—	—	—	(58,804)	—	—	(58,804)	—	(58,804)
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $6.4 million	—	—	—	—	—	(101,030)	—	—	(101,030)	—	(101,030)
Other comprehensive loss, net of tax benefit of $26.8 million	—	—	—	—	—	(159,834)	—	—	(159,834)	—	(159,834)
Issuance of common stock, net of offering costs	—	—	—	1	501	—	—	—	502	—	502
Repurchase of common stock	—	—	—	(40)	(61,267)	—	—	—	(61,307)	—	(61,307)
Common dividends declared	—	—	—	—	—	—	—	(323,286)	(323,286)	—	(323,286)
Non-cash equity award compensation	—	—	—	8	15,189	—	—	—	15,197	—	15,197
Balance, December 31, 2016	$—	$—	$—	$1,739	$3,661,711	$199,227	$2,038,033	$(2,499,599)	$3,401,111	$—	$3,401,111
Net income	—	—	—	—	—	—	348,571	—	348,571	3,814	352,385
Other comprehensive income before reclassifications, net of tax expense of $45.2 million	—	—	—	—	—	129,590	—	—	129,590	—	129,590
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $2.7 million	—	—	—	—	—	5,996	—	—	5,996	—	5,996
Other comprehensive income, net of tax expense of $42.4 million	—	—	—	—	—	135,586	—	—	135,586	—	135,586
Issuance of Granite Point Mortgage Trust Inc. common stock, net of offering costs	—	—	—	—	(13,771)	—	—	—	(13,771)	195,646	181,875
Acquisition of noncontrolling interests	—	—	—	—	181	—	—	—	181	(11,542)	(11,361)
Issuance of preferred stock, net of offering costs	138,872	278,094	285,571	—	—	—	—	—	702,537	—	702,537
Issuance of common stock, net of offering costs	—	—	—	—	449	—	—	—	449	—	449
Preferred dividends declared	—	—	—	—	—	—	—	(25,122)	(25,122)	—	(25,122)
Common dividends declared	—	—	—	—	—	—	—	(350,709)	(350,709)	(3,177)	(353,886)
Special dividend of Granite Point Mortgage Trust Inc. common stock	—	—	—	—	11,267	—	—	(650,848)	(639,581)	(184,741)	(824,322)
Non-cash equity award compensation	—	—	—	6	12,165	—	—	—	12,171	—	12,171
Balance, December 31, 2017	$138,872	$278,094	$285,571	$1,745	$3,672,003	$334,813	$2,386,604	$(3,526,278)	$3,571,424	$—	$3,571,424
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net income from continuing operations	$308,239	$317,921	$492,072
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investment securities, net	67,651	42,888	38,913
Amortization of deferred debt issuance costs on convertible senior notes	714	—	—
Other-than-temporary impairment losses	789	1,822	535
Realized and unrealized losses (gains) on investment securities, net	35,401	107,374	(363,379)
Loss on servicing asset	91,033	83,531	99,584
Gain on residential mortgage loans held-for-sale	(2,383)	(16,085)	(14,285)
(Gain) loss on residential mortgage loans held-for-investment and collateralized borrowings in securitization trusts	(22,683)	11,834	26,527
Realized and unrealized loss (gain) on interest rate swaps and swaptions	930	(66,444)	124,985
Unrealized loss (gain) on other derivative instruments	50,099	(37,463)	(14,196)
Equity based compensation	11,330	15,197	9,002
Depreciation of fixed assets	969	1,283	1,362
Purchases of residential mortgage loans held-for-sale	(573)	(1,214,865)	(2,599,737)
Proceeds from sales of residential mortgage loans held-for-sale	3,928	804,265	160,559
Proceeds from repayment of residential mortgage loans held-for-sale	5,335	143,587	98,631
Net change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(24,689)	(10,603)	17,126
(Increase) decrease in deferred income taxes, net	(11,030)	13,766	(12,638)
Decrease (increase) in income taxes receivable	1,397	3,759	(5,286)
Increase in prepaid and fixed assets	(629)	(413)	(930)
Decrease (increase) in other receivables	8,467	(162)	12,587
(Increase) decrease in servicing advances	(4,903)	11,352	(10,009)
Increase (decrease) in accrued interest payable	67,118	10,200	(5,122)
Decrease in income taxes payable	—	—	(1,375)
(Decrease) increase in accrued expenses and other liabilities	(11,837)	(3,234)	13,386
Net cash provided by (used in) operating activities of discontinued operations	32,108	20,169	(5,060)
Net cash provided by (used in) operating activities	606,781	239,679	(1,936,748)
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(18,232,105)	(21,310,083)	(1,788,541)
Proceeds from sales of available-for-sale securities	8,708,941	14,404,458	6,985,567
Principal payments on available-for-sale securities	1,553,051	1,276,159	1,148,407
(Purchases) short sales of derivative instruments, net	(103,175)	(19,240)	4,081
Proceeds from sales (payments for termination) of derivative instruments, net	85,811	76,040	(90,183)
Proceeds from sales of trading securities	—	—	2,004,375
Proceeds from sales of beneficial interests in securitization trusts	190,160	—	—
Proceeds from repayment of residential mortgage loans held-for-investment in securitization trusts	332,085	913,894	562,025
Purchases of mortgage servicing rights, net of purchase price adjustments	(484,261)	(317,709)	(123,666)
Proceeds from sales of mortgage servicing rights	355	40,137	—
Purchases of equity securities	(30,054)	—	—
Purchases of Federal Home Loan Bank stock	—	(11,206)	(56,640)
Redemptions of Federal Home Loan Bank stock	114,030	—	—
(Decrease) increase in due to counterparties, net	(805,158)	34,665	(71,493)
Net cash used in investing activities of discontinued operations	(813,939)	(757,393)	(660,304)
Net cash (used in) provided by investing activities	$(9,484,259)	$(5,670,278)	$7,913,628
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Year Ended
	December 31,
	2017	2016	2015
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$139,559,059	$111,505,422	$47,142,696
Principal payments on repurchase agreements	(128,973,036)	(107,589,163)	(55,126,234)
Proceeds from issuance of collateralized borrowings in securitization trusts	—	1,877,399	1,223,302
Principal payments on collateralized borrowings in securitization trusts	(328,978)	(832,405)	(406,942)
Proceeds from Federal Home Loan Bank advances	—	215,000	1,490,000
Principal payments on Federal Home Loan Bank advances	(2,784,976)	—	(205,000)
Proceeds from revolving credit facilities	123,000	70,000	—
Principal payments on revolving credit facilities	(173,000)	—	—
Proceeds from convertible senior notes	282,113	—	—
Proceeds from issuance of preferred stock, net of offering costs	702,537	—	—
Proceeds from issuance of common stock, net of offering costs	449	502	539
Repurchase of common stock	—	(61,307)	(115,174)
Dividends paid on preferred stock	(13,173)	—	—
Dividends paid on common stock	(422,885)	(331,865)	(381,586)
Net cash provided by financing activities of discontinued operations	1,146,168	391,818	59,349
Net cash provided by (used in) financing activities	9,117,278	5,245,401	(6,319,050)
Net increase (decrease) in cash, cash equivalents and restricted cash	239,800	(185,198)	(342,170)
Cash, cash equivalents and restricted cash of continuing operations at beginning of period	758,916	944,055	1,342,563
Cash, cash equivalents and restricted cash of discontinued operations at beginning of period	56,279	56,338	—
Cash, cash equivalents and restricted cash at beginning of period	815,195	1,000,393	1,342,563
Cash, cash equivalents and restricted cash at end of period	$1,054,995	$815,195	$1,000,393
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Year Ended
	December 31,
	2017	2016	2015
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$227,518	$116,147	$92,286
Cash (received) paid for taxes	$(856)	$(5,146)	$2,739
Noncash Activities:
Deconsolidation of variable interest entities:
Deconsolidation of residential mortgage loans held-for-investment in securitization trusts	$2,984,507	$—	$—
Deconsolidation of accrued interest receivable	$15,386	$—	$—
Deconsolidation of collateralized borrowings in securitization trusts	$2,920,970	$—	$—
Deconsolidation of accrued interest payable	$8,271	$—	$—
Deconsolidation of accrued expenses and other liabilities	$10,826	$—	$—
Recognition of beneficial interests in securitization trusts	$59,826	$—	$—
Distribution of TH Commercial Holdings LLC to Granite Point Mortgage Trust Inc. in exchange for common shares	$651,000	$—	$—
Distribution of Granite Point Mortgage Trust Inc. common stock	$650,848	$—	$—
Transfers of residential mortgage loans held-for-sale to residential mortgage loans held-for-investment in securitization trusts	$—	$1,031,226	$2,046,437
Transfers of residential mortgage loans held-for-sale to other receivables for foreclosed government-guaranteed loans	$3,396	$16,721	$16,723
Transfer of fair value of mortgage servicing rights to fair value of Ginnie Mae residential mortgage loans held-for-sale upon buyout	$9	$5,162	$15,756
Additions to mortgage servicing rights due to sale of residential mortgage loans held-for-sale	$20	$924	$1,844
Cumulative-effect adjustment to equity for adoption of new accounting principle	$—	$—	$(2,991)
Dividends declared but not paid at end of period	$12,552	$83,437	$92,016
Reconciliation of residential mortgage loans held-for-sale:
Residential mortgage loans held-for-sale at beginning of period	$40,146	$811,431	$535,712
Purchases of residential mortgage loans held-for-sale	573	1,214,865	2,599,737
Transfers to residential mortgage loans held-for-investment in securitization trusts	—	(1,031,226)	(2,046,437)
Transfers to other receivables for foreclosed government-guaranteed loans	(3,396)	(16,721)	(16,723)
Transfer of fair value of mortgage servicing rights to fair value of Ginnie Mae residential mortgage loans held-for-sale upon buyout	(9)	(5,162)	(15,756)
Proceeds from sales of residential mortgage loans held-for-sale	(3,928)	(804,265)	(160,559)
Proceeds from repayment of residential mortgage loans held-for-sale	(5,335)	(143,587)	(98,631)
Realized and unrealized gains on residential mortgage loans held-for-sale	2,363	14,811	14,088
Residential mortgage loans held-for-sale at end of period	$30,414	$40,146	$811,431
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 1. Organization and Operations
Two Harbors Investment Corp., or the Company, is a Maryland corporation investing in, financing and managing Agency residential mortgage-backed securities, or Agency RMBS, non-Agency securities, mortgage servicing rights, or MSR, and other financial assets. The Company’s Chief Investment Officer manages the investment portfolio as a whole and resources are allocated and financial performance is assessed on a consolidated basis. The Company is externally managed and advised by PRCM Advisers LLC, or PRCM Advisers, which is a subsidiary of Pine River Capital Management L.P., or Pine River. The Company’s common stock is listed on the NYSE under the symbol “TWO”.
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
On June 28, 2017, the Company completed the contribution of its portfolio of commercial real estate assets to Granite Point Mortgage Trust Inc., or Granite Point, a newly formed Maryland corporation intended to qualify as a REIT, externally managed and advised by Pine River, and focused on directly originating, investing in and managing senior commercial mortgage loans and other debt and debt-like commercial real estate investments. The Company contributed its equity interests in its wholly owned subsidiary, TH Commercial Holdings LLC, to Granite Point and, in exchange for its contribution, received approximately 33.1 million shares of common stock of Granite Point, which represented approximately 76.5% of the outstanding stock of Granite Point upon completion of the initial public offering, or IPO, of its common stock on June 28, 2017. On November 1, 2017, the Company distributed, on a pro rata basis, the 33.1 million shares of Granite Point common stock that it acquired in connection with the contribution to stockholders holding shares of Two Harbors common stock outstanding as of the close of business on October 20, 2017.

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles, or U.S. GAAP. Certain prior period amounts have been reclassified to conform to the current period presentation. All per share amounts, common shares outstanding and restricted shares for all prior periods presented have been adjusted on a retroactive basis to reflect the Company’s one-for-two reverse stock split effected on November 1, 2017 (refer to Note 21 - Stockholders’ Equity for additional information).
Due to its controlling ownership interest in Granite Point through November 1, 2017, the Company consolidated Granite Point on its financial statements. Effective November 1, 2017 (the date the 33.1 million shares of Granite Point common stock were distributed to the Company’s common stockholders), the Company no longer has a controlling interest in Granite Point and, therefore, has deconsolidated Granite Point and its subsidiaries from its financial statements and reclassified all of Granite Point’s current and prior period assets, liabilities and results of operations to discontinued operations.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The Company retains debt securities and excess servicing rights purchased from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The securitization trusts are considered VIEs for financial reporting purposes and, thus, are reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust. As of December 31, 2016, the Company retained the most subordinate security in each of the securitization trusts, which gave the Company the power to direct the activities of the trusts that most significantly impact the trusts’ performance and the obligation to absorb losses or the right to receive benefits of the securitization trusts that could be significant. As a result, the Company consolidated all of the securitization trusts on its consolidated balance sheet. During the fourth quarter of 2017, the Company sold all of the retained subordinated securities thereby removing the Company’s power to direct the activities of the trusts and the obligation to absorb losses or the right to receive benefits of the securitization trusts. As a result, the securitization trusts are no longer consolidated on the Company’s consolidated balance sheet.
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
Significant Accounting Policies
Available-for-Sale Securities, at Fair Value
The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other residential mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans (collectively “RMBS”) issued by the Federal National Mortgage Association, or Fannie Mae, the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Government National Mortgage Association, or Ginnie Mae, or collectively, the government sponsored entities, or GSEs. The Company also invests in securities that are not issued by the GSEs, or non-Agency securities, and, from time to time, U.S. Treasuries.
The Company classifies its Agency RMBS and non-Agency securities, excluding inverse interest-only Agency securities classified as derivatives for purposes of U.S. GAAP, as available-for-sale, or AFS, investments. Although the Company generally intends to hold most of its investment securities until maturity, it may, from time to time, sell any of its investment securities as part of its overall management of its portfolio. Accordingly, the Company classifies all of its securities as AFS, including its interest-only strips, which represent the Company’s right to receive a specified portion of the contractual interest flows of specific Agency or non-Agency securities. All assets classified as AFS, excluding Agency interest-only mortgage-backed securities and GSE credit risk transfer securities, are reported at estimated fair value with unrealized gains and losses, excluding other than temporary impairments, included in accumulated other comprehensive income, on an after-tax basis.
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
Fair value is determined under the guidance of Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, or ASC 820. The Company determines the fair value of its RMBS that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae (collectively, “Agency RMBS”), based upon prices obtained from third-party pricing providers or broker quotes received using the bid price, which are both deemed indicative of market activity. In determining the fair value of its non-Agency securities, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If listed price data is not available or insufficient, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs. See Note 14 - Fair Value of these notes to the consolidated financial statements for details on fair value measurement.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Investment securities transactions are recorded on the trade date. The cost basis for realized gains and losses on sales of investment securities are determined on the first-in, first-out, or FIFO, method.
Interest income on securities is accrued based on the outstanding principal balance and their contractual terms. Premiums and discounts associated with Agency RMBS and non-Agency securities rated AA and higher at the time of purchase, are amortized into interest income over the life of such securities using the effective yield method. Adjustments to premium amortization are made for actual prepayment activity. The Company estimates prepayments for its Agency interest-only securities, which represent the Company’s right to receive a specified portion of the contractual interest flows of specific Agency and CMO securities. As a result, if prepayments increase (or are expected to increase), the Company will accelerate the rate of amortization on the premiums.
Interest income on the non-Agency securities that were purchased at a discount to par value and were rated below AA at the time of purchase is recognized based on the security’s effective interest rate. The effective interest rate on these securities is based on the projected cash flows from each security, which are estimated based on the Company’s observation of current information and events and include assumptions related to interest rates, prepayment rates, and the timing and amount of credit losses. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the AFS securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore actual maturities of AFS securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years.
Based on the projected cash flows from the Company’s non-Agency securities purchased at a discount to par value, a portion of the purchase discount may be designated as credit protection against future credit losses and, therefore, not accreted into interest income. The amount designated as credit discount may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions, and other factors. If the performance of a security with a credit discount is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income prospectively. Conversely, if the performance of a security with a credit discount is less favorable than forecasted, an impairment charge and write-down of such security to a new cost basis results.
The Company evaluates its investment securities, on a quarterly basis, to assess whether a decline in the fair value of an AFS security below the Company’s amortized cost basis is an other-than-temporary impairment, or OTTI. The presence of OTTI is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if an entity (i) intends to sell the security, (ii) will more likely than not be required to sell the security before it recovers in value, or (iii) does not expect to recover the security’s amortized cost basis, even if the entity does not intend to sell the security. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment should be recognized currently in earnings and the cost basis of the investment security is adjusted. However, if an entity does not intend to sell the impaired debt security and it is more likely than not that it will not be required to sell before recovery, the OTTI is separated into (i) the estimated amount relating to credit loss, or credit component, and (ii) the amount relating to all other factors, or non-credit component. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss amount recognized in other comprehensive income (loss). The difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income in accordance with the effective interest method.
Mortgage Servicing Rights, at Fair Value
The Company’s MSR represent the right to service mortgage loans. The Company and its subsidiaries do not originate or directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the loans underlying the Company’s MSR. However, as an owner and manager of MSR, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the other assets line item on the consolidated balance sheets.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Residential Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
Prior to December 31, 2017, the Company’s residential mortgage loans held-for-investment in securitization trusts related to its previous on-balance sheet securitizations were reported at fair value as a result of a fair value option election. These securitized mortgage loans were legally isolated from the Company and had been structured to be beyond the reach of creditors of the Company. Under the guidance of ASC 810, Consolidation, an entity is allowed to measure both the financial assets and financial liabilities of a qualifying collateralized financing entity, or CFE, it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the Company’s securitization trusts were considered qualifying CFEs, the Company determined the fair value of these residential mortgage loans based on the fair value of its collateralized borrowings in securitization trusts and its retained interests from the Company’s on-balance sheet securitizations (eliminated in consolidation in accordance with U.S. GAAP), as the fair value of these instruments is more observable. See Note 14 - Fair Value of these notes to the consolidated financial statements for details on fair value measurement. During the fourth quarter of 2017, the Company sold all of these retained subordinated securities thereby causing the deconsolidation of the securitization trusts from the Company’s consolidated balance sheet. As of December 31, 2017, the remaining retained securities were included within non-Agency AFS securities.
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
Restricted Cash
Restricted cash represents the Company’s cash held by counterparties as collateral against the Company’s securities, certain derivative instruments and/or repurchase agreements. Also included is the cash balance held pursuant to a letter of credit on the New York office lease. Cash held by counterparties as collateral, which resides in non-interest bearing accounts, is not available to the Company for general corporate purposes, but may be applied against amounts due to security, derivative or repurchase counterparties or returned to the Company when the collateral requirements are exceeded or, at the maturity of the derivative or repurchase agreement.
Accrued Interest Receivable
Accrued interest receivable represents interest that is due and payable to the Company. Cash interest is generally received within 30 days of recording the receivable.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Due from/to Counterparties, net
Due from counterparties includes cash held by counterparties for payment of principal and interest as well as cash held by counterparties as collateral against certain of the Company’s derivatives and/or repurchase agreements but represents excess capacity and deemed unrestricted and a receivable from the counterparty as of the balance sheet date. Due from counterparties also includes cash receivable from counterparties for sales of MSR pending final transfer and settlement. Due to counterparties includes cash payable by the Company upon settlement of trade positions as well as cash deposited to and held by the Company as collateral against certain of the Company’s derivatives and/or repurchase agreements but represents a payable to the counterparty as of the balance sheet date. Due to counterparties also includes purchase price holdbacks on MSR acquisitions for early prepayment or default provisions, collateral exceptions and other contractual terms.
Derivative Financial Instruments, at Fair Value
In accordance with ASC 815, Derivatives and Hedging, as amended and interpreted, or ASC 815, all derivative financial instruments, whether designated for hedging relationships or not, are recorded on the consolidated balance sheets as assets or liabilities and carried at fair value.
At the inception of a derivative contract, the Company determines whether the instrument will be part of a qualifying hedge accounting relationship or whether the Company will account for the contract as a trading instrument. Due to the volatility of the credit markets and difficulty in effectively matching pricing or cash flows, the Company has elected to treat all current derivative contracts as trading instruments. Changes in fair value as well as the accrual and settlement of interest associated with derivatives accounted for as trading instruments are reported in the consolidated statements of comprehensive income (loss) as (loss) gain on interest rate swap and swaption agreements or (loss) gain on other derivative instruments depending on the type of derivative instrument.
The Company enters into interest rate derivative contracts for a variety of reasons, including minimizing fluctuations in earnings or market values on certain assets or liabilities that may be caused by changes in interest rates. The Company may, at times, enter into various forward contracts including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, and caps. Due to the nature of these instruments, they may be in a receivable/asset position or a payable/liability position at the end of an accounting period. Amounts payable to and receivable from the same party under contracts may be offset as long as the following conditions are met: (a) each of the two parties owes the other determinable amounts; (b) the reporting party has the right to offset the amount owed with the amount owed by the other party; (c) the reporting party intends to offset; and (d) the right of offset is enforceable by law. If the aforementioned conditions are not met, amounts payable to and receivable from are presented by the Company on a gross basis in its consolidated balance sheets. The Company’s centrally cleared interest rate swaps require that the Company posts an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. Accordingly, beginning in the first quarter of 2018 and in subsequent periods, the Company will account for the receipt or payment of variation margin as a direct reduction to the carrying value of the interest rate swap asset or liability. As of December 31, 2017 and December 31, 2016, variation margin pledged or received is netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the Company’s consolidated balance sheets.
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
Equity Securities, at Fair Value
Equity securities are carried at fair value and reported in other assets in the consolidated balance sheets. Changes in fair value are recorded as a component of (loss) gain on investment securities in the consolidated statements of comprehensive income (loss). Fair value is determined under the guidance of ASC 820. The Company determines the fair value of its equity securities using the closing market price at period end. See Note 14 - Fair Value of these notes to the consolidated financial statements for details on fair value measurement.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Commercial Real Estate Assets (of Discontinued Operations)
Due to the Company’s controlling ownership interest in Granite Point through November 1, 2017, its financial condition and results of operations through such date reflect Granite Point’s commercial strategy, which includes as target assets first mortgages, mezzanine loans, B-notes and preferred equity. These commercial real estate assets have been reclassified to assets of discontinued operations on the consolidated balance sheets. Interest income on commercial real estate assets has been reclassified to income from discontinued operations on the consolidated statements of comprehensive income (loss).
The Company’s commercial real estate assets were reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the assets are deemed impaired. Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due pursuant to the contractual terms of the loan. Because the Company’s commercial real estate assets were collateralized either by real property or by equity interests in the commercial real estate borrower, impairment is measured by comparing the estimated fair value of the underlying collateral to the amortized cost of the respective loan. The valuation of the underlying collateral requires significant judgment, which includes assumptions regarding capitalization rates, leasing, credit worthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, overall economic conditions, the broader commercial real estate market, local geographic sub-markets, and other factors deemed necessary. If a loan was determined to be impaired, the Company would record an allowance to reduce the carrying value of the loan through a charge to provision for loan losses. Actual losses, if any, could have ultimately differed from these estimates.
Interest income on commercial real estate assets was recognized at the loan coupon rate. Any premiums or discounts, loan fees and origination costs were amortized or accreted into interest income over the lives of the loans using the effective interest method. Loans are considered past due when they are 30 days past their contractual due date. Interest income recognition is suspended when loans are placed on nonaccrual status. Generally, commercial real estate loans are placed on nonaccrual status when delinquent for more than 60 days or when determined not to be probable of full collection. Interest accrued, but not collected, at the date loans are placed on nonaccrual is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Commercial real estate loans are restored to accrual status only when contractually current or the collection of future payments is reasonably assured.
Repurchase Agreements
The Company finances certain of its investment securities and MSR through the use of repurchase agreements. These repurchase agreements are generally short-term debt, which expire within one year. As of December 31, 2017, certain of the Company’s repurchase agreements had contractual terms of greater than one year, and were considered long-term debt. Borrowings under repurchase agreements generally bear interest rates of a specified margin over one-month LIBOR and are generally uncommitted. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements.
Collateralized Borrowings in Securitization Trusts, at Fair Value
Prior to December 31, 2017, the Company’s collateralized borrowings in securitization trusts related to its previous on-balance sheet securitizations were reported at fair value as a result of a fair value option election. This long-term debt was nonrecourse to the Company beyond the assets held in the trusts. Fair value was determined under the guidance of ASC 820. The Company determined the fair value of its collateralized borrowings in securitization trusts based on prices obtained from third-party pricing providers, broker quotes received and other applicable market data. See Note 14 - Fair Value of these notes to the consolidated financial statements for details on fair value measurement. During the fourth quarter of 2017, the Company sold all of these retained subordinated securities thereby causing the deconsolidation of the securitization trusts from the Company’s consolidated balance sheet. As of December 31, 2017, the remaining retained securities were included within non-Agency AFS securities.
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
Convertible Senior Notes
Convertible senior notes include unsecured convertible debt that are carried at their unpaid principal balance, net of any unamortized deferred issuance costs, on the Company’s consolidated balance sheet. Interest on the notes is payable semiannually until such time the notes mature or are converted into shares of the Company’s common stock.
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
As a result of these temporary differences, the Company’s TRSs may recognize taxable income in periods prior or subsequent to when it recognizes income for U.S. GAAP purposes. When this occurs, the TRSs pay or defer the tax liability and establish deferred tax assets or deferred tax liabilities, respectively, for U.S. GAAP purposes.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the 2017 Tax Cuts and Jobs Act (“TCJA”), which was signed into law on December 22, 2017. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the TCJA. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate, the final impact of the TCJA may differ from these estimates, due to, among other things, changes in the Company’s interpretations and assumptions, additional guidance that may be issued by the IRS, and actions the Company may take. The Company is continuing to gather additional information to determine the final impact.
The TCJA significantly revises the U.S. corporate income tax by, among other things, lowering the federal income tax rate applicable to corporations from 35% to 21% and repealing the corporate alternative minimum tax. In addition, the deduction of net interest expense is limited for all businesses; provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives. Under the TCJA, the Company generally will be required to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to the Company’s debt instruments or mortgage-backed securities, such as original issue discount or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rule generally will be effective for tax years beginning after December 31, 2017 or, for debt instruments or mortgage-backed securities issued with original issue discount, for tax years beginning after December 31, 2018.
Other Comprehensive Income (Loss)
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
Earnings Per Share
Basic and diluted earnings per share are computed by dividing net income attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period. For both basic and diluted per share calculations, potential common shares represents issued and unvested shares of restricted stock, which have full rights to the common stock dividend declarations of the Company. If the assumed conversion of convertible notes into common shares is dilutive, diluted earnings per share is adjusted by adding back the periodic interest expense (net of any tax effects) associated with dilutive convertible notes to net income attributable to common stockholders and adding the shares issued in an assumed conversion to the diluted weighted average share count. All per share amounts, common shares outstanding and restricted shares for all periods presented reflect the Company’s one-for-two reverse stock split effected on November 1, 2017 (refer to Note 21 - Stockholders’ Equity for additional information).
Equity Incentive Plan
The Company’s Second Restated 2009 Equity Incentive Plan, or the Plan, provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including PRCM Advisers and its affiliates. The Plan is administered by the compensation committee of the Company’s board of directors. The Plan permits the granting of restricted shares of common stock, phantom shares, dividend equivalent rights and other equity-based awards. See Note 22 - Equity Incentive Plan for further details regarding the Plan.
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
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of December 31, 2017 and December 31, 2016:

	December 31, 2017
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$340,576	$(30,658)	$309,918	$(31,903)	$—	$278,015
Total Assets	$340,576	$(30,658)	$309,918	$(31,903)	$—	$278,015
Liabilities
Repurchase agreements	$(19,451,207)	$—	$(19,451,207)	$19,451,207	$—	$—
Derivative liabilities	(62,561)	30,658	(31,903)	31,903	—	—
Total Liabilities	$(19,513,768)	$30,658	$(19,483,110)	$19,483,110	$—	$—

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	December 31, 2016
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$388,522	$(64,340)	$324,182	$(12,501)	$—	$311,681
Total Assets	$388,522	$(64,340)	$324,182	$(12,501)	$—	$311,681
Liabilities
Repurchase agreements	$(8,865,184)	$—	$(8,865,184)	$8,865,184	$—	$—
Derivative liabilities	(76,841)	64,340	(12,501)	12,501	—	—
Total Liabilities	$(8,942,025)	$64,340	$(8,877,685)	$8,877,685	$—	$—
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
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, which changes the impairment model for most financial assets and certain other instruments. Allowances for credit losses on AFS debt securities will be recognized, rather than direct reductions in the amortized cost of the investments. The new model also requires the estimation of lifetime expected credit losses and corresponding recognition of allowance for losses on trade and other receivables, held-to-maturity debt securities, loans, and other instruments held at amortized cost. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2019, with early adoption permitted for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018. The Company is evaluating the adoption of this ASU to determine the impact it may have on its consolidated financial statements, which at the date of adoption, is expected to increase the allowance for credit losses with a resulting negative adjustment to retained earnings, with offsetting impacts to accumulated other comprehensive income.
Classification of Certain Cash Receipts and Cash Payments and Restricted Cash
In August 2016, the FASB issued ASU No. 2016-15, which clarifies how entities should classify certain cash receipts and cash payments and how the predominance principle should be applied on the statement of cash flows. Additionally, in November 2016, the FASB issued ASU No. 2016-18, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents, but no longer present transfers between cash and cash equivalents and restricted cash and cash equivalents in the statement of cash flows. Both ASUs are effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017, with early adoption permitted. Early adoption of these ASUs did not impact the Company’s financial condition or results of operations but impacted the presentation of the statements of cash flows and related footnote disclosures. The Company included restricted cash of $635.8 million, $408.1 million and $262.6 million as of December 31, 2017, December 31, 2016 and December 31, 2015, respectively, with cash and cash equivalents, as shown on the consolidated statements of cash flows.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU No. 2018-02, which permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the TCJA to retained earnings and requires entities to disclose whether or not they elected to reclassify the tax effects related to the TCJA as well as their policy for releasing income tax effects from accumulated other comprehensive income. The ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018, with early adoption permitted. The Company is evaluating the adoption of this ASU to determine the impact it may have on its consolidated financial statements.

Note 3. Variable Interest Entities
The Company retains debt securities and excess servicing rights purchased from securitization trusts sponsored by either third parties or the Company’s subsidiaries. All of these trusts are considered VIEs for financial reporting purposes and, thus, were reviewed for consolidation under the applicable consolidation guidance. Because the Company had both the power to direct the activities of the trusts that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidated all of the trusts as of December 31, 2016. During the fourth quarter of 2017, the Company sold all of the retained subordinated securities thereby causing the deconsolidation of the securitization trusts from the Company’s consolidated balance sheet. As the Company is required to reassess VIE consolidation guidance each quarter, new facts and circumstances may change the Company’s determination. A change in the Company’s determination could result in a material impact to the Company’s consolidated financial statements during subsequent reporting periods.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the consolidated balance sheets as of December 31, 2017 and December 31, 2016:

(in thousands)	December 31, 2017	December 31, 2016
Residential mortgage loans held-for-investment in securitization trusts	$—	$3,271,317
Accrued interest receivable	—	18,928
Total Assets	$—	$3,290,245
Collateralized borrowings in securitization trusts	$—	$3,037,196
Accrued interest payable	—	8,708
Other liabilities	—	12,374
Total Liabilities	$—	$3,058,278

The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include all non-Agency securities, which are classified within available-for-sale securities, at fair value on the consolidated balance sheets. As of December 31, 2017 and December 31, 2016, the carrying value, which also represents the maximum exposure to loss, of all non-Agency securities in unconsolidated VIEs was $3.0 billion and $1.9 billion, respectively.

Note 4. Discontinued Operations
On June 28, 2017, the Company contributed its equity interests in its wholly owned subsidiary, TH Commercial Holdings LLC, to Granite Point and, in exchange for its contribution, received approximately 33.1 million shares of common stock of Granite Point, representing approximately 76.5% of the outstanding stock of Granite Point upon completion of the IPO of its common stock on June 28, 2017. On November 1, 2017, the Company distributed, on a pro rata basis, the 33.1 million shares of Granite Point common stock that it acquired in connection with the contribution to stockholders holding shares of Two Harbors common stock outstanding as of the close of business on October 20, 2017. Due to the Company’s controlling ownership interest in Granite Point through November 1, 2017, its results of operations and financial condition through such date reflect Granite Point’s commercial strategy, which includes as target assets first mortgages, mezzanine loans, B-notes and preferred equity. As of November 1, 2017, the Company no longer has a controlling interest in Granite Point and, therefore, has deconsolidated Granite Point and its subsidiaries from its financial statements and reclassified all of Granite Point’s current and prior period assets, liabilities and results of operations to discontinued operations. In accordance with ASC 845, Nonmonetary Transactions, the pro rata distribution of a consolidated subsidiary is recognized at carrying amount within stockholders’ equity. As a result, no gain or loss was recognized on the distribution.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Summarized financial information for the discontinued operations are presented below.

	November 1, 2017	December 31, 2016
Assets:
Commercial real estate assets	$2,233,080	$1,412,543
Available-for-sale securities, at fair value	12,814	12,686
Cash and cash equivalents	84,183	56,019
Restricted cash	2,838	260
Accrued interest receivable	6,588	3,745
Due from counterparties	—	249
Other assets	22,774	10,105
Total Assets	$2,362,277	$1,495,607
Liabilities:
Repurchase agreements	$1,516,294	$451,167
Dividends payable	48	—
Other liabilities	10,337	1,357
Total Liabilities	$1,526,679	$452,524

	Year Ended
	December 31,
	2017	2016	2015
Interest income:
Commercial real estate assets	$92,153	$59,819	$9,055
Available-for-sale securities	857	1,002	84
Other	11	7	—
Total interest income	93,021	60,828	9,139
Interest expense	31,372	11,029	477
Net interest income	61,649	49,799	8,662
Other income	—	203	195
Expenses:
Management fees	7,717	7,173	1,178
Servicing expenses	1,090	605	73
Other operating expenses	8,699	6,878	7,398
Total expenses	17,506	14,656	8,649
Income from discontinued operations before income taxes	44,143	35,346	208
(Benefit from) provision for income taxes	(3)	(11)	70
Income from discontinued operations	44,146	35,357	138
Income from discontinued operations attributable to noncontrolling interest	3,814	—	—
Income from discontinued operations attributable to common stockholders	$40,332	$35,357	$138

Note 5. Available-for-Sale Securities, at Fair Value
The Company holds AFS investment securities which are carried at fair value on the consolidated balance sheets. Balances as of December 31, 2016 exclude the retained interests from the Company’s previous on-balance sheet securitizations, as they were eliminated in consolidation in accordance with U.S. GAAP. As of December 31, 2017, the Company no longer consolidates the securitization trusts and includes the remaining retained securities within non-Agency AFS securities.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table presents the Company’s AFS investment securities by collateral type as of December 31, 2017 and December 31, 2016:

(in thousands)	December 31, 2017	December 31, 2016
Agency
Federal National Mortgage Association	$13,920,721	$8,274,507
Federal Home Loan Mortgage Corporation	3,616,967	2,742,630
Government National Mortgage Association	701,037	209,337
Non-Agency	2,982,094	1,889,697
Total available-for-sale securities	$21,220,819	$13,116,171

At December 31, 2017 and December 31, 2016, the Company pledged AFS securities with a carrying value of $21.0 billion and $13.1 billion, respectively, as collateral for repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. See Note 15 - Repurchase Agreements and Note 17 - Federal Home Loan Bank of Des Moines Advances.
At December 31, 2017 and December 31, 2016, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, to be considered linked transactions and, therefore, classified as derivatives.
The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of December 31, 2017 and December 31, 2016:

	December 31, 2017
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Agency
Principal and interest	$17,081,849	$1,079,246	$(24,638)	$—	$18,136,457	$42,149	$(134,969)	$18,043,637
Interest-only	2,941,772	223,289	—	—	223,289	10,955	(39,156)	195,088
Total Agency	20,023,621	1,302,535	(24,638)	—	18,359,746	53,104	(174,125)	18,238,725
Non-Agency
Principal and interest	3,758,134	2,757	(676,033)	(653,613)	2,431,245	488,931	(3,166)	2,917,010
Interest-only	5,614,925	65,667	—	—	65,667	2,163	(2,746)	65,084
Total Non-Agency	9,373,059	68,424	(676,033)	(653,613)	2,496,912	491,094	(5,912)	2,982,094
Total	$29,396,680	$1,370,959	$(700,671)	$(653,613)	$20,856,658	$544,198	$(180,037)	$21,220,819

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	December 31, 2016
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Agency
Principal and interest	$10,609,522	$571,749	$(42,923)	$—	$11,138,348	$66,968	$(208,190)	$10,997,126
Interest-only	2,961,895	246,373	—	—	246,373	12,072	(29,097)	229,348
Total Agency	13,571,417	818,122	(42,923)	—	11,384,721	79,040	(237,287)	11,226,474
Non-Agency
Principal and interest	2,533,806	3,577	(631,380)	(367,437)	1,538,566	353,240	(6,386)	1,885,420
Interest-only	185,535	4,363	—	—	4,363	118	(204)	4,277
Total Non-Agency	2,719,341	7,940	(631,380)	(367,437)	1,542,929	353,358	(6,590)	1,889,697
Total	$16,290,758	$826,062	$(674,303)	$(367,437)	$12,927,650	$432,398	$(243,877)	$13,116,171

The following tables present the carrying value of the Company’s AFS securities by rate type as of December 31, 2017 and December 31, 2016:

	December 31, 2017
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$23,220	$2,622,710	$2,645,930
Fixed Rate	18,215,505	359,384	18,574,889
Total	$18,238,725	$2,982,094	$21,220,819

	December 31, 2016
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$30,463	$1,562,164	$1,592,627
Fixed Rate	11,196,011	327,533	11,523,544
Total	$11,226,474	$1,889,697	$13,116,171

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of December 31, 2017:

	December 31, 2017
(in thousands)	Agency	Non-Agency	Total
≤ 1 year	$14,242	$216,651	$230,893
> 1 and ≤ 3 years	17,227,736	260,688	17,488,424
> 3 and ≤ 5 years	826,816	986,054	1,812,870
> 5 and ≤ 10 years	165,221	1,029,818	1,195,039
> 10 years	4,710	488,883	493,593
Total	$18,238,725	$2,982,094	$21,220,819

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
The following table presents the changes for the years ended December 31, 2017 and 2016 of the net unamortized discount/premium and designated credit reserves on non-Agency AFS securities.

	Year Ended December 31,
	2017			2016
(in thousands)	Designated Credit Reserve	Net Unamortized Discount/Premium	Total	Designated Credit Reserve	Net Unamortized Discount/Premium	Total
Beginning balance at January 1	$(367,437)	$(623,440)	$(990,877)	$(409,077)	$(477,176)	$(886,253)
Acquisitions	(373,051)	(57,732)	(430,783)	(70,108)	(189,754)	(259,862)
Accretion of net discount	—	88,037	88,037	—	69,542	69,542
Realized credit losses	17,539	—	17,539	1,969	—	1,969
Reclassification adjustment for other-than-temporary impairments	(789)	—	(789)	914	—	914
Transfers from (to)	66,537	(66,537)	—	74,972	(74,972)	—
Sales, calls, other	3,588	52,063	55,651	33,893	48,920	82,813
Ending balance at December 31	$(653,613)	$(607,609)	$(1,261,222)	$(367,437)	$(623,440)	$(990,877)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time that the securities had an unrealized loss position as of December 31, 2017 and December 31, 2016. At December 31, 2017, the Company held 1,435 AFS securities, of which 253 were in an unrealized loss position for less than twelve consecutive months and 234 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2016, the Company held 1,238 AFS securities, of which 251 were in an unrealized loss position for less than twelve consecutive months and 125 were in an unrealized loss position for more than twelve consecutive months. Of the $12.2 billion and $6.4 billion of AFS securities in an unrealized loss position for less than twelve consecutive months as of December 31, 2017 and December 31, 2016, $12.0 billion, or 98.5%, and $6.1 billion, or 96.0%, respectively, were Agency AFS securities, whose principal and interest are guaranteed by the GSEs.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2017	$12,198,870	$(65,313)	$2,464,544	$(114,724)	$14,663,414	$(180,037)
December 31, 2016	$6,404,134	$(203,922)	$504,978	$(39,955)	$6,909,112	$(243,877)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Evaluating AFS Securities for Other-Than-Temporary Impairments
In evaluating AFS securities for OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred. If the Company does not intend to sell and will not be more likely than not required to sell the security, the credit loss is recognized in earnings and the balance of the unrealized loss is recognized in either other comprehensive income (loss), net of tax, or (loss) gain on investment securities, depending on the accounting treatment. If the Company intends to sell the security or will be more likely than not required to sell the security, the full unrealized loss is recognized in earnings.
During the year ended December 31, 2017, the Company recorded $0.8 million in other-than-temporary credit impairments on a total of two non-Agency securities where the future expected cash flows for each security were less than its amortized cost. During the year ended December 31, 2016, the Company recorded $1.8 million in other-than-temporary credit impairments on a total of four non-Agency securities where the future expected cash flows for each security were less than its amortized cost. As of December 31, 2017, impaired securities with a carrying value of $117.5 million had actual weighted average cumulative losses of 5.5%, weighted average three-month prepayment speed of 6.1%, weighted average 60+ day delinquency of 22.3% of the pool balance, and weighted average FICO score of 658. At December 31, 2017, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities; therefore, only the projected credit loss was recognized in earnings.
The following table presents the changes in OTTI included in earnings for the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31,
(in thousands)	2017	2016	2015
Cumulative credit loss at beginning of period	$(5,606)	$(6,499)	$(8,241)
Additions:
Other-than-temporary impairments not previously recognized	(429)	(1,307)	(238)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	(360)	(515)	(297)
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	—	1,387	—
Decreases related to other-than-temporary impairments on securities sold	—	1,328	2,277
Cumulative credit loss at end of period	$(6,395)	$(5,606)	$(6,499)

Cumulative credit losses related to OTTI may be reduced for securities sold as well as for securities that mature, are paid down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within (loss) gain on investment securities in the Company’s consolidated statements of comprehensive income (loss). For the years ended December 31, 2017, 2016 and 2015, the Company sold AFS securities for $8.7 billion, $14.4 billion and $7.0 billion with an amortized cost of $8.7 billion, $14.5 billion and $6.6 billion for net realized losses of $32.5 million and $126.2 million and net realized gains of $369.4 million, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table presents the gross realized gains and losses on sales of AFS securities for the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31,
(in thousands)	2017	2016	2015
Gross realized gains	$67,764	$97,049	$388,392
Gross realized losses	(100,255)	(223,277)	(19,040)
Total realized (losses) gains on sales, net	$(32,491)	$(126,228)	$369,352

Note 6. Servicing Activities
Mortgage Servicing Rights, at Fair Value
One of the Company’s wholly owned subsidiaries has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of mortgage loans. The Company and its subsidiaries do not originate or directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the loans underlying the Company’s MSR.
The following table summarizes activity related to MSR for the years ended December 31, 2017, 2016 and 2015.

	Year Ended
	December 31,
(in thousands)	2017	2016	2015
Balance at beginning of period	$693,815	$493,688	$452,006
Additions from purchases of mortgage servicing rights	499,866	312,580	124,261
Additions from sales of residential mortgage loans	20	924	1,844
Subtractions from sales of mortgage servicing rights	(946)	(61,511)	—
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	6,339	16,572	(51,634)
Other changes in fair value (1)	(96,781)	(78,729)	(47,950)
Other changes (2)	(15,596)	10,291	15,161
Balance at end of period	$1,086,717	$693,815	$493,688
____________________

(1)	Other changes in fair value primarily represents changes due to the realization of expected cash flows.

(2)	Other changes includes purchase price adjustments, contractual prepayment protection, and changes due to the Company’s purchase of the underlying collateral.

At December 31, 2017 and December 31, 2016, the Company pledged MSR with a carrying value of $584.2 million and $180.9 million, respectively, as collateral for repurchase agreements and revolving credit facilities. See Note 15 - Repurchase Agreements and Note 18 - Revolving Credit Facilities.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

As of December 31, 2017 and December 31, 2016, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands)	December 31, 2017	December 31, 2016
Weighted average prepayment speed:	9.8%	9.2%
Impact on fair value of 10% adverse change	$(40,100)	$(25,012)
Impact on fair value of 20% adverse change	$(27,421)	$(48,602)
Weighted average delinquency:	1.7%	1.9%
Impact on fair value of 10% adverse change	$(4,274)	$(1,908)
Impact on fair value of 20% adverse change	$(8,875)	$(3,816)
Weighted average discount rate:	9.9%	9.4%
Impact on fair value of 10% adverse change	$(35,137)	$(23,590)
Impact on fair value of 20% adverse change	$(68,246)	$(45,861)

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
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s consolidated statements of comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31,
(in thousands)	2017	2016	2015
Servicing fee income	$197,902	$138,430	$123,834
Ancillary and other fee income	1,009	1,631	2,130
Float income	10,154	3,518	1,434
Total	$209,065	$143,579	$127,398

Mortgage Servicing Advances
In connection with the servicing of loans, the Company’s subservicers make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances, including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances, which are funded by the Company, totaled $31.1 million and $26.1 million and were included in other assets on the consolidated balance sheets as of December 31, 2017 and December 31, 2016, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of loans underlying MSR, residential mortgage loans held in previous on-balance sheet securitization trusts for which the Company is the named servicing administrator and loans owned and classified as residential mortgage loans held-for-sale. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	454,028	$101,344,054	280,185	$62,827,975
Residential mortgage loans in securitization trusts	3,845	2,618,016	—	—
Residential mortgage loans held-for-investment in securitization trusts	—	—	4,604	3,234,044
Residential mortgage loans held-for-sale	236	37,632	333	49,986
Total serviced mortgage assets	458,109	$103,999,702	285,122	$66,112,005

Note 7. Residential Mortgage Loans Held-for-Investment in Securitization Trusts, at Fair Value
The Company retains debt securities and excess servicing rights purchased from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The underlying residential mortgage loans held by the trusts, which, prior to December 31, 2017, were consolidated on the Company’s consolidated balance sheets, are classified as residential mortgage loans held-for-investment in securitization trusts and carried at fair value as a result of a fair value option election. During the fourth quarter of 2017, the Company sold all of the retained subordinated securities thereby causing the deconsolidation of the securitization trusts from the Company’s consolidated balance sheet. As of December 31, 2017, the remaining retained securities were included within non-Agency AFS securities. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. The following table presents the carrying value of the Company’s residential mortgage loans held-for-investment in securitization trusts as of December 31, 2017 and December 31, 2016:

(in thousands)	December 31, 2017	December 31, 2016
Unpaid principal balance	$—	$3,234,044
Fair value adjustment	—	37,273
Carrying value	$—	$3,271,317

Note 8. Residential Mortgage Loans Held-for-Sale, at Fair Value
Residential mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of a fair value option election. The following table presents the carrying value of the Company’s residential mortgage loans held-for-sale as of December 31, 2017 and December 31, 2016:

(in thousands)	December 31, 2017	December 31, 2016
Unpaid principal balance	$37,632	$49,986
Fair value adjustment	(7,218)	(9,840)
Carrying value	$30,414	$40,146

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table presents the Company’s restricted cash balances as of December 31, 2017 and December 31, 2016:

(in thousands)	December 31, 2017	December 31, 2016
Restricted cash balances held by trading counterparties:
For securities and loan trading activity	$27,050	$26,050
For derivatives trading activity	191,421	218,896
As restricted collateral for repurchase agreements and Federal Home Loan Bank advances	417,018	162,759
Total restricted cash balances held by trading counterparties	635,489	407,705
Restricted cash balance pursuant to letter of credit on office lease	347	347
Total	$635,836	$408,052

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s consolidated balance sheets as of December 31, 2017 and December 31, 2016 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	December 31, 2017	December 31, 2016
Cash and cash equivalents	$419,159	$350,864
Restricted cash	635,836	408,052
Total cash, cash equivalents and restricted cash	$1,054,995	$758,916

Note 10. Accrued Interest Receivable
The following table presents the Company’s accrued interest receivable by collateral type as of December 31, 2017 and December 31, 2016:

(in thousands)	December 31, 2017	December 31, 2016
Available-for-sale securities:
Agency
Federal National Mortgage Association	$46,517	$25,273
Federal Home Loan Mortgage Corporation	12,255	8,914
Government National Mortgage Association	4,635	3,068
Non-Agency	4,740	2,659
Total available-for-sale securities	68,147	39,914
Residential mortgage loans held-for-investment in securitization trusts	—	18,928
Residential mortgage loans held-for-sale	162	164
Total	$68,309	$59,006

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 11. Derivative Instruments and Hedging Activities
The Company enters into a variety of derivative and non-derivative instruments in connection with its risk management activities. The primary objective for executing these derivative and non-derivative instruments is to mitigate the Company’s economic exposure to future events that are outside its control, principally market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk). Specifically, the Company enters into derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of its floating-rate borrowings into fixed-rate borrowings to more closely match the duration of its assets. This particularly applies to floating-rate borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (i.e., LIBOR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration.
To help manage the adverse impact of interest rate changes on the value of the Company’s portfolio as well as its cash flows, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps and total return swaps. In executing on the Company’s current risk management strategy, the Company has entered into interest rate swap and swaption agreements, TBAs, put and call options for TBAs and total return swaps (based on the Markit IOS Index). The Company has also entered into a number of non-derivative instruments to manage interest rate risk, principally MSR and Agency interest-only securities (see discussion below).
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
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading instruments as of December 31, 2017 and December 31, 2016.

(in thousands)	December 31, 2017
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$91,827	$588,246	$—	$—
Interest rate swap agreements	206,773	21,516,125	(29,867)	6,966,000
Swaptions, net	10,405	2,666,000	—	—
TBAs	913	733,000	(1,930)	1,306,000
Markit IOS total return swaps	—	—	(106)	63,507
Total	$309,918	$25,503,371	$(31,903)	$8,335,507

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

(in thousands)	December 31, 2016
	Derivative Assets		Derivative Liabilities
Trading instruments	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$127,843	$740,844	$—	$—
Interest rate swap agreements	109,531	18,471,063	(495)	1,900,000
Swaptions, net	39,881	825,000	(1,645)	600,000
TBAs	4,294	536,000	(10,344)	953,000
Put and call options for TBAs, net	42,633	1,136,000	—	—
Markit IOS total return swaps	—	—	(17)	90,593
Total	$324,182	$21,708,907	$(12,501)	$3,543,593

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table summarizes the location and amount of gains and losses on derivative instruments reported in the consolidated statements of comprehensive income (loss):

Trading Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Year Ended
(in thousands)		December 31,
		2017	2016	2015
Interest rate risk management
TBAs	(Loss) gain on other derivative instruments	$(46,778)	$51,816	$(39,748)
Short U.S. Treasuries	(Loss) gain on other derivative instruments	—	—	125
Put and call options for TBAs	(Loss) gain on other derivative instruments	(22,623)	64,920	6,846
Put and call options for U.S. Treasuries	(Loss) gain on other derivative instruments	—	—	(837)
Constant maturity swaps	(Loss) gain on other derivative instruments	—	—	6,164
Interest rate swap agreements - Payers	(Loss) gain on interest rate swap and swaption agreements	67,124	(3,110)	(199,609)
Interest rate swap agreements - Receivers	(Loss) gain on interest rate swap and swaption agreements	(17,677)	37,272	52,785
Swaptions	(Loss) gain on interest rate swap and swaption agreements	(59,200)	11,209	(63,797)
Markit IOS total return swaps	(Loss) gain on other derivative instruments	(870)	(36,898)	(13,371)
Credit risk management
Credit default swaps - Receive protection	(Loss) gain on other derivative instruments	—	962	(294)
Non-risk management
Inverse interest-only securities	(Loss) gain on other derivative instruments	112	18,579	36,066
Forward purchase commitments	Gain on residential mortgage loans held-for-sale	—	2,418	(1,668)
Total		$(79,912)	$147,168	$(217,338)

For the years ended December 31, 2017, 2016 and 2015, the Company recognized $8.8 million, $21.1 million, and $85.6 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest and receiving either LIBOR interest or a fixed interest rate on an average $19.4 billion, $15.5 billion and $16.1 billion notional, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$740,844	$—	$(152,598)	$588,246	$662,273	$(40)
Interest rate swap agreements	20,371,063	36,642,245	(28,531,183)	28,482,125	19,447,067	54,476
Swaptions, net	225,000	4,306,000	(1,865,000)	2,666,000	1,014,578	8,694
TBAs, net	(1,489,000)	(7,249,400)	8,165,400	(573,000)	(1,256,424)	(51,810)
Put and call options for TBAs, net	(1,136,000)	4,460,000	(3,324,000)	—	11,978	20,010
Markit IOS total return swaps	90,593	—	(27,086)	63,507	74,183	(181)
Total	$18,802,500	$38,158,845	$(25,734,467)	$31,226,878	$19,953,655	$31,149

	Year Ended December 31, 2016
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$932,037	$—	$(191,193)	$740,844	$836,707	$—
Interest rate swap agreements	14,268,806	25,103,456	(19,001,199)	20,371,063	15,506,763	16,032
Credit default swaps	125,000	10,000	(135,000)	—	71,257	1,022
Swaptions, net	5,200,000	1,668,000	(6,643,000)	225,000	2,449,268	(98,016)
TBAs, net	297,000	(10,173,000)	8,387,000	(1,489,000)	(531,866)	57,616
Put and call options for TBAs, net	—	11,260,000	(12,396,000)	(1,136,000)	2,569,117	22,288
Markit IOS total return swaps	889,418	99,911	(898,736)	90,593	471,028	(13,374)
Forward purchase commitments	286,120	1,548,027	(1,834,147)	—	269,562	2,068
Total	$21,998,381	$29,516,394	$(32,712,275)	$18,802,500	$21,641,836	$(12,364)
____________________

(1)	Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized loss (gain) on interest rate swaps and swaptions, unrealized loss (gain) on other derivative instruments, and gain on residential mortgage loans held-for-sale line items within the operating activities section of the consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the (purchases) short sales of other derivative instruments, proceeds from sales (payments for termination) of other derivative instruments, net and (decrease) increase in due to counterparties, net line items within the investing activities section of the consolidated statements of cash flows.
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when mortgage rates decline or increase, depending on the type of investment. Rising mortgage rates generally result in a slowing of refinancing activity, which slows prepayments and results in a decline in the value of the Company’s fixed-rate Agency pools. To mitigate the impact of this risk on the Company’s fixed-rate Agency pool portfolio, the Company maintains a portfolio of fixed-rate interest-only securities and MSR, which increase in value when interest rates increase. As of December 31, 2017 and December 31, 2016, the Company had $117.8 million and $71.1 million, respectively, of interest-only securities, and $1.1 billion and $0.7 billion, respectively, of MSR in place to economically hedge its Agency RMBS. Interest-only securities are included in AFS securities, at fair value, in the consolidated balance sheets.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The Company monitors its borrowings under repurchase agreements, FHLB advances and revolving credit facilities, which are generally floating-rate debt, in relation to the rate profile of its portfolio. In connection with its risk management activities, the Company enters into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of its floating-rate borrowings into fixed-rate borrowings to more closely match the duration of its assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (i.e., LIBOR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of the Company’s portfolio as well as its cash flows, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on the Company’s current interest rate risk management strategy, the Company has entered into TBAs, put and call options for TBAs, interest rate swap and swaption agreements and Markit IOS total return swaps.
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
As of December 31, 2017, $0.7 billion of the Company’s long notional TBA positions and $1.3 billion of the Company’s short notional TBA positions were held in order to economically hedge portfolio risk. As of December 31, 2016, $1.5 billion of the Company’s long notional TBA positions and $3.0 billion of the Company’s short notional TBA positions were held in order to economically hedge portfolio risk. The Company discloses these positions on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of December 31, 2017 and December 31, 2016:

	December 31, 2017
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$733,000	$769,446	$770,359	$913	$—
Sale contracts	(1,306,000)	(1,316,368)	(1,318,297)	—	(1,930)
TBAs, net	$(573,000)	$(546,922)	$(547,938)	$913	$(1,930)

	December 31, 2016
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$1,500,000	$1,576,270	$1,576,875	$605	$—
Sale contracts	(2,989,000)	(3,028,470)	(3,035,125)	3,689	(10,344)
TBAs, net	$(1,489,000)	$(1,452,200)	$(1,458,250)	$4,294	$(10,344)
___________________

(1)	Notional amount represents the face amount of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the TBA (or of the underlying Agency RMBS) as of period-end.

(4)
Net carrying value represents the difference between the market value of the TBA as of period-end and its cost basis, and is reported in derivative assets / (liabilities), at fair value, in the consolidated balance sheets.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Put and Call Options for TBAs. The Company may use put and call options for TBAs independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of December 31, 2016, the Company had purchased put and call options for TBAs with a notional amount of $2.5 billion and short sold put and call options for TBAs with a notional amount of $3.6 billion. As of December 31, 2016, put and call options for TBAs had a fair market value of $42.6 million included in derivative assets, at fair value, on the consolidated balance sheet. The Company did not hold any put and call options for TBAs as of December 31, 2017.
Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of December 31, 2017 and December 31, 2016, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a three-month LIBOR rate:

(notional in thousands)
December 31, 2017
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate (2)	Weighted Average Maturity (Years) (2)
2018	$4,320,000	1.155%	1.508%	0.50
2019	5,448,135	1.767%	1.386%	1.79
2020	5,490,000	1.945%	1.509%	2.87
2021	2,417,000	1.788%	1.628%	3.92
2022 and Thereafter	5,245,000	1.764%	1.516%	6.44
Total	$22,920,135	1.694%	1.493%	3.01

(notional in thousands)
December 31, 2016
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate (2)	Weighted Average Maturity (Years) (2)
2018	$2,375,000	0.765%	0.934%	0.59
2019	5,340,000	1.232%	0.945%	1.59
2020	350,000	1.283%	0.895%	2.44
2021	1,460,000	1.481%	0.920%	3.74
2022 and Thereafter	5,782,063	1.984%	0.955%	6.17
Total	$15,307,063	1.441%	0.943%	3.24
____________________

(1)	Notional amount includes $570.0 million and $777.1 million in forward starting interest rate swaps as of December 31, 2017 and December 31, 2016, respectively.

(2)
Weighted averages exclude forward starting interest rate swaps. As of December 31, 2017 and December 31, 2016, the weighted average fixed pay rate on forward starting interest rate swaps was 2.1% and 2.0%, respectively.

Additionally, as of December 31, 2017 and December 31, 2016, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk whereby the Company pays interest at a three-month LIBOR rate:

(notional in thousands)
December 31, 2017
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2020	$200,000	1.391%	1.642%	2.60
2021	500,000	1.357%	1.327%	3.05
2022 and Thereafter	4,861,990	1.475%	2.325%	8.34
Total	$5,561,990	1.462%	2.211%	7.66

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

(notional in thousands)
December 31, 2016
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2019	$575,000	0.911%	1.440%	1.89
2020	500,000	0.882%	1.042%	2.06
2021	510,000	0.881%	1.580%	3.59
2022 and Thereafter	3,479,000	0.963%	2.137%	5.52
Total	$5,064,000	0.941%	1.894%	4.57

Interest Rate Swaptions. The Company may use interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would either pay or receive a fixed rate) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of December 31, 2017 and December 31, 2016, the Company had the following outstanding interest rate swaptions that were utilized as macro-economic hedges:

	December 31, 2017
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost Basis	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$21,380	$17,736	4.03	$7,200,000	2.27%	3M Libor	3.8
Receiver	< 6 Months	$4,660	$2,982	3.72	$2,300,000	3M Libor	2.10%	10.0

Sale contracts:
Payer	< 6 Months	$(7,950)	$(5,619)	4.66	$(1,693,000)	2.70%	3M Libor	10.0
Receiver	< 6 Months	$(16,260)	$(4,694)	5.17	$(5,141,000)	3M Libor	1.89%	5.6

	December 31, 2016
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$29,360	$42,149	1.22	$4,500,000	2.16%	3M Libor	4.8
Payer	≥ 6 Months	13,655	792	6.70	300,000	3.50%	3M Libor	10.0

Sale contracts:
Payer	< 6 Months	$(51,355)	$(1,414)	5.81	$(500,000)	3.40%	3M Libor	10.0
Payer	≥ 6 Months	(29,893)	(938)	6.77	(300,000)	3.50%	3M Libor	10.0
Receiver	< 6 Months	$—	$(2,353)	2.30	$(3,775,000)	3M Libor	1.19%	4.9

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Markit IOS Total Return Swaps. The Company may use total return swaps (agreements whereby the Company receives or makes payments based on the total return of an underlying instrument or index, such as the Markit IOS Index, in exchange for fixed or floating rate interest payments) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company enters into total return swaps to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our portfolio (referred to as “convexity risk”). Total return swaps based on the Markit IOS Index are intended to synthetically replicate the performance of interest-only securities. The Company had the following total return swap agreements in place at December 31, 2017 and December 31, 2016:

(notional and dollars in thousands)
December 31, 2017
Maturity Date	Current Notional Amount	Fair Value	Cost Basis	Unrealized Gain (Loss)
January 12, 2043	$(24,362)	$(24)	$201	$(225)
January 12, 2044	(39,145)	(82)	366	(448)
Total	$(63,507)	$(106)	$567	$(673)

(notional and dollars in thousands)
December 31, 2016
Maturity Date	Current Notional Amount	Fair Value	Cost Basis	Unrealized Gain (Loss)
January 12, 2043	$(45,083)	$(5)	$320	$(325)
January 12, 2044	(45,510)	(12)	366	(378)
Total	$(90,593)	$(17)	$686	$(703)

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
For non-Agency investment securities and residential mortgage loans, the Company may enter into credit default swaps to hedge credit risk. In future periods, the Company could enhance its credit risk protection, enter into further paired derivative positions, including both long and short credit default swaps, and/or seek opportunistic trades in the event of a market disruption (see discussion under “Non-Risk Management Activities” below). The Company also has processes and controls in place to monitor, analyze, manage and mitigate its credit risk with respect to non-Agency securities and residential mortgage loans.
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of December 31, 2017, the fair value of derivative financial instruments as an asset and liability position was $309.9 million and $31.9 million, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The Company attempts to mitigate its credit risk exposure on derivative financial instruments by limiting its counterparties to banks and financial institutions that meet established credit guidelines. The Company also seeks to spread its credit risk exposure across multiple counterparties in order to reduce its exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty or clearing agency, in the case of centrally cleared interest rate swaps, upon the occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties and clearing agencies, which require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. The Company’s centrally cleared interest rate swaps require that the Company posts an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. Accordingly, beginning in the first quarter of 2018 and in subsequent periods, the Company will account for the receipt or payment of variation margin as a direct reduction to the carrying value of the interest rate swap asset or liability. As of December 31, 2017 and December 31, 2016, variation margin pledged or received is netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the Company’s consolidated balance sheets.
Non-Risk Management Activities
The Company has entered into certain financial instruments that are considered derivative contracts under ASC 815 that are not for purposes of hedging. These contracts are currently limited to inverse interest-only Agency RMBS.
Inverse Interest-Only Securities. As of December 31, 2017 and December 31, 2016, inverse interest-only securities with a carrying value of $91.8 million and $127.8 million, including accrued interest receivable of $0.9 million and $1.2 million, respectively, are accounted for as derivative financial instruments in the consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of December 31, 2017 and December 31, 2016:

(in thousands)	December 31, 2017	December 31, 2016
Face Value	$588,246	$740,844

Amortized Cost	$86,734	$109,762
Gross unrealized gains	6,843	18,389
Gross unrealized losses	(2,602)	(1,552)
Market Value	$90,975	$126,599

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 12. Other Assets
Other assets as of December 31, 2017 and December 31, 2016 are summarized in the following table:

(in thousands)	December 31, 2017		December 31, 2016
Property and equipment at cost	$6,776		$6,481
Accumulated depreciation (1)	(5,550)		(4,566)
Net property and equipment	1,226		1,915
Equity securities, at fair value	29,413		—
Prepaid expenses	1,755		1,406
Income taxes receivable	130		1,527
Deferred tax assets, net	25,956	(2)	57,361
Servicing advances	31,050		26,147
Federal Home Loan Bank stock	53,826		167,856
Equity investments	3,000		3,000
Other receivables	29,482		33,553
Total other assets	$175,838		$292,765
____________________

(1)	Depreciation expense for the years ended December 31, 2017 and 2016 was $0.9 million and $1.3 million, respectively.

(2)	Net of valuation allowance of $2.7 million.

Note 13. Other Liabilities
Other liabilities as of December 31, 2017 and December 31, 2016 are summarized in the following table:

(in thousands)	December 31, 2017	December 31, 2016
Accrued expenses	$24,737	$28,920
Accrued interest payable	87,698	28,851
Other	3,043	20,448
Total other liabilities	$115,478	$78,219

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
Available-for-sale securities. The Company holds a portfolio of AFS securities that are carried at fair value in the consolidated balance sheets and primarily comprised of Agency RMBS and non-Agency securities. The Company determines the fair value of its Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of its non-Agency securities, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 99.3% and 0.7% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at December 31, 2017. AFS securities account for 93.6% of all assets reported at fair value at December 31, 2017.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing providers. Although MSR transactions are observable in the marketplace, the valuation is based upon cash flow models that include unobservable market data inputs (including prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its MSR as Level 3 fair value assets at December 31, 2017.
Residential mortgage loans held-for-investment in securitization trusts. Prior to December 31, 2017, the Company recognized on its consolidated balance sheets residential mortgage loans held-for-investment in securitization trusts that were carried at fair value as a result of a fair value option election. An entity is allowed to measure both the financial assets and financial liabilities of a qualifying collateralized financing entity, or CFE, it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the Company’s securitization trusts were considered qualifying CFEs, the Company determined the fair value of these residential mortgage loans based on the fair value of its collateralized borrowings in securitization trusts and its retained interests from the Company’s on-balance sheet securitizations (eliminated in consolidation in accordance with U.S. GAAP), as the fair value of these instruments is more observable. Prior to December 31, 2017, the Company classified its residential mortgage loans held-for-investment in securitization trusts as Level 2 fair value assets. As of December 31, 2017, the Company no longer consolidates the trusts and includes the remaining retained securities within non-Agency AFS securities.
Residential mortgage loans held-for-sale. The Company holds residential mortgage loans held-for-sale that are carried at fair value in the consolidated balance sheets as a result of a fair value option election. The Company determines fair value of its residential mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 1.6% and 98.4% of its residential mortgage loans held-for-sale as Level 2 and Level 3 fair value assets, respectively, at December 31, 2017.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, swaptions, put and call options for TBAs and Markit IOS total return swaps. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, swaptions, put and call options for TBAs and Markit IOS total returns swaps reported at fair value as Level 2 at December 31, 2017.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The Company may also enter into certain other derivative financial instruments, such as TBAs, short U.S. Treasuries and inverse interest-only securities. These instruments are similar in form to the Company’s AFS securities and the Company utilizes a pricing service to value TBAs and broker quotes to value short U.S. Treasuries and inverse interest-only securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at December 31, 2017. The Company reported 100% of its TBAs as Level 1 as of December 31, 2017. The Company did not hold any short U.S. Treasuries at December 31, 2017.
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
Equity securities. The Company’s equity securities are carried at fair value and reported in other assets on the consolidated balance sheets. Changes in fair value are recorded as a component of (loss) gain on investment securities in the consolidated statements of comprehensive income (loss). The Company determines fair value of its equity securities based on the closing market price of the securities at period end.
Collateralized borrowings in securitization trusts. Prior to December 31, 2017 the Company recognized on its consolidated balance sheets collateralized borrowings in securitization trusts that were carried at fair value as a result of a fair value option election. In determining the fair value of its collateralized borrowings, management judgment was used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices were not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value was based upon internally developed models that were primarily based on observable market-based inputs but also included unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). Prior to December 31, 2017, the Company classified its collateralized borrowings in securitization trusts as Level 2 fair value liabilities. As of December 31, 2017, the Company no longer consolidates the trusts and includes the remaining retained securities within non-Agency AFS securities.
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

	Recurring Fair Value Measurements
	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$21,067,678	$153,141	$21,220,819
Mortgage servicing rights	—	—	1,086,717	1,086,717
Residential mortgage loans held-for-sale	—	474	29,940	30,414
Derivative assets	913	309,005	—	309,918
Equity securities	29,413	—	—	29,413
Total assets	$30,326	$21,377,157	$1,269,798	$22,677,281
Liabilities
Derivative liabilities	$1,930	$29,973	$—	$31,903
Total liabilities	$1,930	$29,973	$—	$31,903

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	Recurring Fair Value Measurements
	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$13,116,171	$—	$13,116,171
Mortgage servicing rights	—	—	693,815	693,815
Residential mortgage loans held-for-investment in securitization trusts	—	3,271,317	—	3,271,317
Residential mortgage loans held-for-sale	—	925	39,221	40,146
Derivative assets	4,294	319,888	—	324,182
Total assets	$4,294	$16,708,301	$733,036	$17,445,631
Liabilities
Collateralized borrowings in securitization trusts	$—	$3,037,196	$—	$3,037,196
Derivative liabilities	10,344	2,157	—	12,501
Total liabilities	$10,344	$3,039,353	$—	$3,049,697

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2017, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following tables present the reconciliation for all of the Company’s Level 3 assets measured at fair value on a recurring basis:

	Year Ended
	December 31, 2017
(in thousands)	Available-For-Sale Securities	Mortgage Servicing Rights		Residential Mortgage Loans Held-For-Sale
Beginning of period level 3 fair value	$—	$693,815		$39,221
Gains (losses) included in net income:
Realized (losses) gains	—	(97,372)		1,780
Unrealized (losses) gains	—	6,339	(1)	726	(3)
Total gains (losses) included in net income	—	(91,033)		2,506
Other comprehensive income (loss)	141	—		—
Purchases	153,000	499,886		575
Sales	—	(355)		(3,717)
Settlements	—	(15,596)		(8,645)
Gross transfers into level 3	—	—		—
Gross transfers out of level 3	—	—		—
End of period level 3 fair value	$153,141	$1,086,717		$29,940
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$141	$5,870	(2)	$916	(4)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	Year Ended
	December 31, 2016
(in thousands)	Available-For-Sale Securities	Mortgage Servicing Rights		Residential Mortgage Loans Held-For-Sale
Beginning of period level 3 fair value	$—	$493,688		$47,112
Gains (losses) included in net income:
Realized (losses) gains	—	(100,103)		4,451
Unrealized (losses) gains	—	16,572	(1)	(135)	(3)
Total gains (losses) included in net income	—	(83,531)		4,316
Other comprehensive income (loss)	—	—		—
Purchases	—	313,504		183,074
Sales	—	(40,137)		(98,338)
Settlements	—	10,291		(96,943)
Gross transfers into level 3	—	—		—
Gross transfers out of level 3	—	—		—
End of period level 3 fair value	$—	$693,815		$39,221
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$13,906	(2)	$168	(4)
___________________

(1)	The change in unrealized gains or losses on MSR was recorded in loss on servicing asset on the consolidated statements of comprehensive income (loss).

(2)	The change in unrealized gains or losses on MSR that were held at the end of the reporting period was recorded in loss on servicing asset on the consolidated statements of comprehensive income (loss).

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

The Company did not incur transfers between Level 1, Level 2 or Level 3 during the years ended December 31, 2017 and 2016. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
The Company used broker quotes in the fair value measurement of its Level 3 available-for-sale securities. The significant unobservable inputs used by the broker included expected default, severity and discount rate. Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement.
The Company also used a third-party pricing provider in the fair value measurement of its Level 3 MSR. The table below presents information about the significant unobservable inputs used by the third-party pricing providers in the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at December 31, 2017:

December 31, 2017
Valuation Technique	Unobservable Input (1)	Range			Weighted Average
Discounted cash flow	Constant prepayment speed	8.2	-	11.2%	9.8%
	Delinquency	1.3	-	2.0%	1.7%
	Discount rate	8.3	-	11.2%	9.9%

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

December 31, 2016
Valuation Technique	Unobservable Input (1)	Range			Weighted Average
Discounted cash flow	Constant prepayment speed	8.0	-	10.3%	9.2%
	Delinquency	1.8	-	2.1%	1.9%
	Discount rate	8.4	-	10.2%	9.4%
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
Prior to December 31, 2017 the Company elected the fair value option for both the residential mortgage loans held-for-investment in securitization trusts and the collateralized borrowings in securitization trusts that were carried on the consolidated balance sheets. The fair value option was elected to better reflect the economics of the Company’s retained interests. The Company’s policy was to separately record interest income on the fair value elected loans and interest expense on the fair value elected borrowings. Upfront fees and costs were not deferred or capitalized. Fair value adjustments are reported in other income (loss) on the consolidated statements of comprehensive income (loss). During the fourth quarter of 2017, the Company sold all of these retained subordinated securities thereby causing the deconsolidation of the securitization trusts from the Company’s consolidated balance sheet. As of December 31, 2017, the remaining retained securities were included within non-Agency AFS securities.
The Company also elected the fair value option for its residential mortgage loans held-for-sale. The fair value option was elected to mitigate earnings volatility by better matching the accounting for the assets with the related hedges. The mortgage loans are carried within residential mortgage loans held-for-sale on the consolidated balance sheets. The Company’s policy is to separately record interest income on these fair value elected loans. Upfront fees and costs related to the fair value elected loans are not deferred or capitalized. Fair value adjustments are reported in gain on residential mortgage loans held-for-sale on the consolidated statements of comprehensive income (loss).

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following tables summarize the fair value option elections and information regarding the line items and amounts recognized in the consolidated statements of comprehensive income (loss) for each fair value option-elected item.

	Year Ended December 31, 2017
(in thousands)	Interest income (expense)		(Loss) gain on investment securities	Gain on residential mortgage loans held-for-sale	Other income (loss)	Total included in net income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$(4,062)		$3,915	$—	$—	$(147)	N/A
Residential mortgage loans held-for-investment in securitization trusts	102,886	(1)	—	—	45,275	148,161	$—	(2)
Residential mortgage loans held-for-sale	1,704	(1)	—	2,383	—	4,087	$(1,120)	(3)
Liabilities
Collateralized borrowings in securitization trusts	(82,573)		—	—	(22,592)	(105,165)	—	(2)
Total	$17,955		$3,915	$2,383	$22,683	$46,936	$(1,120)

	Year Ended December 31, 2016
(in thousands)	Interest income (expense)		(Loss) gain on investment securities	Gain on residential mortgage loans held-for-sale	Other income (loss)	Total included in net income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$(281)		$1,905	$—	$—	$1,624	N/A
Residential mortgage loans held-for-investment in securitization trusts	133,993	(1)	—	—	(19,741)	114,252	$—	(2)
Residential mortgage loans held-for-sale	23,037	(1)	—	15,735	—	38,772	228	(3)
Liabilities
Collateralized borrowings in securitization trusts	(97,729)		—	—	7,907	(89,822)	—	(2)
Total	$59,020		$1,905	$15,735	$(11,834)	$64,826	$228

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2015
(in thousands)	Interest income (expense)		(Loss) gain on investment securities	Gain on residential mortgage loans held-for-sale	Other income (loss)	Total included in net income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$124		$(68)	$—	$—	$56	N/A
Residential mortgage loans held-for-investment in securitization trusts	95,740	(1)	—	—	(52,440)	43,300	—	(2)
Residential mortgage loans held-for-sale	28,966	(1)	—	15,932	—	44,898	(6,365)	(3)
Liabilities
Collateralized borrowings in securitization trusts	(57,216)		—	—	25,914	(31,302)	—	(2)
Total	$67,614		$(68)	$15,932	$(26,526)	$56,952	$(6,365)
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

	December 31, 2017		December 31, 2016
(in thousands)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Residential mortgage loans held-for-investment in securitization trusts
Total loans	$—	$—	$3,234,044	$3,271,317
Nonaccrual loans	$—	$—	$2,373	$2,408
Loans 90+ days past due	$—	$—	$1,401	$1,419
Residential mortgage loans held-for-sale
Total loans	$37,632	$30,414	$49,986	$40,146
Nonaccrual loans	$13,511	$10,963	$25,445	$21,162
Loans 90+ days past due	$12,136	$9,857	$21,759	$18,203
Collateralized borrowings in securitization trusts
Total borrowings	$—	$—	$3,015,162	$3,037,196
____________________

(1)	Excludes accrued interest receivable.

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

•
AFS securities, residential mortgage loans held-for-sale, residential mortgage loans held-for-investment in securitization trusts, MSR, derivative assets and liabilities, equity securities and collateralized borrowings in securitization trusts are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the Fair Value Measurements section of this Note 14.

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

•
The carrying value of repurchase agreements, FHLB advances and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. As of December 31, 2017, the Company held $112.5 million of repurchase agreements and $1.2 billion of FHLB advances that are considered long-term. The Company’s long-term repurchase agreements and FHLB advances have floating rates based on an index plus a spread and, for members of the FHLB, the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

•
Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price on December 31, 2017. The Company categorizes the fair value measurement of these assets as Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2017 and December 31, 2016.

	December 31, 2017		December 31, 2016
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities	$21,220,819	$21,220,819	$13,116,171	$13,116,171
Mortgage servicing rights	$1,086,717	$1,086,717	$693,815	$693,815
Residential mortgage loans held-for-investment in securitization trusts	$—	$—	$3,271,317	$3,271,317
Residential mortgage loans held-for-sale	$30,414	$30,414	$40,146	$40,146
Cash and cash equivalents	$419,159	$419,159	$350,864	$350,864
Restricted cash	$635,836	$635,836	$408,052	$408,052
Derivative assets	$309,918	$309,918	$324,182	$324,182
Equity securities	$29,413	$29,413	$—	$—
Federal Home Loan Bank stock	$53,826	$53,826	$167,856	$167,856
Equity investments	$3,000	$3,000	$3,000	$3,000
Liabilities
Repurchase agreements	$19,451,207	$19,451,207	$8,865,184	$8,865,184
Collateralized borrowings in securitization trusts	$—	$—	$3,037,196	$3,037,196
Federal Home Loan Bank advances	$1,215,024	$1,215,024	$4,000,000	$4,000,000
Revolving credit facilities	$20,000	$20,000	$70,000	$70,000
Convertible senior notes	$282,827	$306,351	$—	$—
Derivative liabilities	$31,903	$31,903	$12,501	$12,501

Note 15. Repurchase Agreements
As of December 31, 2017 and December 31, 2016, the Company had outstanding $19.5 billion and $8.9 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 1.69% and 1.22% and weighted average remaining maturities of 83 and 57 days as of December 31, 2017 and December 31, 2016, respectively.
At December 31, 2017 and December 31, 2016, the repurchase agreement balances were as follows:

(in thousands)	December 31, 2017	December 31, 2016
Short-term	$19,338,707	$8,865,184
Long-term	112,500	—
Total	$19,451,207	$8,865,184

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

At December 31, 2017 and December 31, 2016, the repurchase agreements had the following characteristics and remaining maturities:

	December 31, 2017
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$3,634,541	$613,500	$21,423	$—	$4,269,464
30 to 59 days	3,522,256	261,835	47,020	—	3,831,111
60 to 89 days	3,165,834	290,628	2,478	—	3,458,940
90 to 119 days	2,119,490	332,614	322	—	2,452,426
120 to 364 days	4,883,432	443,334	—	—	5,326,766
One year and over	—	—	—	112,500	112,500
Total	$17,325,553	$1,941,911	$71,243	$112,500	$19,451,207
Weighted average borrowing rate	1.53%	2.98%	2.15%	3.78%	1.69%

	December 31, 2016
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities (1)	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$2,511,773	$688,667	$30,672	$—	$3,231,112
30 to 59 days	1,786,664	326,471	68,257	—	2,181,392
60 to 89 days	1,035,806	89,281	3,307	—	1,128,394
90 to 119 days	1,192,127	251,929	—	—	1,444,056
120 to 364 days	810,552	69,678	—	—	880,230
One year and over	—	—	—	—	—
Total	$7,336,922	$1,426,026	$102,236	$—	$8,865,184
Weighted average borrowing rate	0.94%	2.60%	1.69%	—%	1.22%
____________________

(1)	Includes repurchase agreements collateralized by retained interests from the Company’s previous on-balance sheet securitizations, which were eliminated in consolidation in accordance with U.S. GAAP.

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	December 31, 2017	December 31, 2016
Available-for-sale securities, at fair value	$19,780,175	$9,528,163
Mortgage servicing rights, at fair value	424,740	—
Net economic interests in consolidated securitization trusts	—	211,095	(1)
Cash and cash equivalents	15,000	15,000
Restricted cash	417,018	162,759
Due from counterparties	773,422	48,690
Derivative assets, at fair value	90,895	126,341
Total	$21,501,250	$10,092,048
____________________

(1)	Includes the retained interests from the Company’s previous on-balance sheet securitizations, which were eliminated in consolidation in accordance with U.S. GAAP.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at December 31, 2017 and December 31, 2016:

	December 31, 2017				December 31, 2016
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Barclays Capital Inc.	$1,958,741	$275,128	8%	93	$292,086	$164,315	5%	26
All other counterparties (2)	17,492,466	1,467,995	41%	82	8,573,098	1,058,367	31%	58
Total	$19,451,207	$1,743,123			$8,865,184	$1,222,682
____________________

(1)
Represents the net carrying value of the assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases are not included in the amounts presented above. The Company did not have any such payables at December 31, 2017 or December 31, 2016.

(2)	Represents amounts outstanding with 26 and 22 counterparties at December 31, 2017 and December 31, 2016, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 16. Collateralized Borrowings in Securitization Trusts, at Fair Value
The Company retains debt securities and excess servicing rights purchased from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The debt associated with the underlying residential mortgage loans held by the trusts, which, prior to December 31, 2017, were consolidated on the Company’s consolidated balance sheets, is classified as collateralized borrowings in securitization trusts and carried at fair value as a result of a fair value option election. During the fourth quarter of 2017, the Company sold all of these retained subordinated securities thereby causing the deconsolidation of the securitization trusts from the Company’s consolidated balance sheet. As of December 31, 2017, the remaining retained securities were included within non-Agency AFS securities. See Note 3 - Variable Interest Entities for additional information regarding consolidation of the securitization trusts. As of December 31, 2016, collateralized borrowings in securitization trusts had a carrying value of $3.0 billion with a weighted average interest rate of 3.4%. The stated maturity dates for all collateralized borrowings were more than five years from December 31, 2016.

Note 17. Federal Home Loan Bank of Des Moines Advances
The Company’s wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of December 31, 2017 and December 31, 2016, TH Insurance had $1.2 billion and $4.0 billion in outstanding secured advances with a weighted average borrowing rate of 1.79% and 0.85%, respectively. As of December 31, 2017, TH Insurance had an additional $2.2 billion of available uncommitted capacity for borrowings insofar as TH Insurance holds adequate total assets to support a new advance. TH Insurance had no additional uncommitted capacity to borrow as of December 31, 2016. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

On January 11, 2016, the Federal Housing Finance Agency, or FHFA, released a final rule regarding membership in the Federal Home Loan Bank system. Among other effects, the final rule excludes captive insurers from membership eligibility, including the Company’s subsidiary member, TH Insurance. Since TH Insurance was admitted as a member in 2013, it is eligible for a membership grace period that runs through February 19, 2021, during which new advances or renewals that mature beyond the grace period will be prohibited; however, any existing advances that mature beyond this grace period will be permitted to remain in place subject to their terms insofar as the Company maintains good standing with the FHLB. If any new advances or renewals occur, TH Insurance’s outstanding advances will be limited to 40% of its total assets.
At December 31, 2017 and December 31, 2016, FHLB advances had the following remaining maturities:

(in thousands)	December 31, 2017	December 31, 2016
≤ 1 year	$—	$651,238
> 1 and ≤ 3 years	815,024	815,024
> 3 and ≤ 5 years	—	—
> 5 and ≤ 10 years	—	—
> 10 years	400,000	2,533,738
Total	$1,215,024	$4,000,000

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of FHLB advances:

(in thousands)	December 31, 2017	December 31, 2016
Available-for-sale securities, at fair value	$1,210,715	$3,576,481
Assets of discontinued operations	—	708,989
Net economic interests in consolidated securitization trusts	—	2,015	(1)
Due from counterparties	62,959	—
Total	$1,273,674	$4,287,485
____________________

(1)	Includes the retained interests from the Company’s previous on-balance sheet securitizations, which were eliminated in consolidation in accordance with U.S. GAAP.

The FHLB retains the right to mark the underlying collateral for FHLB advances to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral. In addition, as a condition to membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2017 and December 31, 2016, the Company had stock in the FHLB totaling $53.8 million and $167.9 million, respectively, which is included in other assets on the consolidated balance sheets. FHLB stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLB. Accordingly, when evaluating FHLB stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2017 and December 31, 2016, the Company had not recognized an impairment charge related to its FHLB stock.

Note 18. Revolving Credit Facilities
To finance MSR, the Company enters into revolving credit facilities collateralized by the value of the MSR pledged. As of December 31, 2017 and December 31, 2016, the Company had outstanding short-term borrowings under revolving credit facilities of $20.0 million and $70.0 million with a weighted average borrowing rate of 5.14% and 4.53% and weighted average remaining maturities of 351 and 306 days, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of December 31, 2017 and December 31, 2016, MSR with a carrying value of $159.5 million and $180.9 million, respectively, was pledged as collateral for the Company’s future payment obligations under its revolving credit facilities. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

Note 19. Convertible Senior Notes
On January 19, 2017, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022. The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in January 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of December 31, 2017, the notes had a conversion rate of 61.4698 shares of common stock per $1,000 principal amount of the notes. The outstanding amount due on the convertible senior notes as of December 31, 2017 was $282.8 million, net of deferred issuance costs.

Note 20. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of December 31, 2017:
Management agreement. The Company pays PRCM Advisers a management fee equal to 1.5% per annum, calculated and payable quarterly in arrears, of the Company’s stockholders’ equity. For purposes of calculating the management fee, the Company’s stockholders’ equity means the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less the consolidated stockholders’ equity of Granite Point and its subsidiaries during the time Granite Point was consolidated on the Company’s balance sheet, the weighted average cost basis of Granite Point common stock purchased, the outstanding principal balance of the promissory note due from the sale of Granite Point preferred stock and any amount that the Company has paid for repurchases of its common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in U.S. GAAP, and certain non-cash items after discussions between PRCM Advisers and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduces the Company’s retained earnings at the end of any completed calendar quarter; it will reduce the management fee for such quarter. The Company’s stockholders’ equity for the purposes of calculating the management fee could be greater than the amount of stockholders’ equity shown on the consolidated financial statements. The current term of the management agreement expires on October 28, 2018, and automatically renews for successive one-year terms annually until terminated in accordance with the terms of the agreement.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Operating leases. As of December 31, 2017, the Company was obligated under non-cancelable operating leases for office space. Future minimum rental payments, including escalation clauses and net of contractual subleases, under leases with terms of one year or more at December 31, 2017 were as follows:

(in thousands)
Year	Minimum Payment
2018	$1,694
2019	2,632
2020	2,787
2021	2,697
2022	1,201
Thereafter	188
Total	$11,199

Expenses under the lease agreements, net of contractual subleases, were $2.7 million, $2.9 million and $2.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Legal and regulatory. From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of December 31, 2017.
Commitments to purchase residential mortgage loans. During the years ended December 31, 2016 and 2015, the Company entered into forward purchase commitments with counterparties whereby the Company committed to purchasing residential mortgage loans at a particular interest rate, provided the borrower elects to close the loan. All of these commitments were accounted for as derivatives. See Note 11 - Derivative Instruments and Hedging Activities for additional information.
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
In accordance with the purchase and sale agreement with our MSR and conduit counterparties, we have contractually mirrored our R&W obligations to the GSEs and private investors. As a result, we possess the ability to seek indemnification from our counterparties in the event of a realized loss from the fulfillment of our R&W obligation. At December 31, 2017 and December 31, 2016, the reserve (liability) for representation and warranty obligations was $0.4 million and $4.0 million, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 21. Stockholders’ Equity
Preferred Stock
On March 14, 2017, the Company issued 5,000,000 shares of 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, in a public offering at a price of $25.00 per share. On March 21, 2017, an additional 750,000 shares were sold by the Company to the underwriters of the offering pursuant to an overallotment option. Holders of the preferred stock are entitled to receive, when and as declared, a dividend at a fixed rate of 8.125% per annum of the $25.00 liquidation preference. On and after April 27, 2027, dividends will accumulate and be payable at a floating rate of three-month LIBOR plus a spread of 5.66% per annum of the $25.00 liquidation preference. The preferred stock ranks senior to the Company’s common stock and on parity with the Company’s 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock with respect to the payment of dividends and the distribution of assets upon the voluntary or involuntary liquidation, dissolution or winding up of the Company. Under certain circumstances upon a change of control, the preferred stock is convertible into shares of the Company’s common stock. The preferred stock will not be redeemable before April 27, 2027, except under certain limited circumstances. On or after April 27, 2027, the Company may, at its option, redeem, in whole or in part, at any time or from time to time, the preferred stock at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon (whether or not authorized or declared) up to, but excluding, the redemption date. The net proceeds from the offering were approximately $138.9 million, after deducting underwriting discounts and estimated offering expenses payable by the Company.
On July 19, 2017, the Company issued 11,500,000 shares of 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, in a public offering at a price of $25.00 per share, which included 1,500,000 shares sold to the underwriters of the offering pursuant to an overallotment option. Holders of the preferred stock are entitled to receive, when and as declared, a dividend at a fixed rate of 7.625% per annum of the $25.00 liquidation preference. On and after July 27, 2027, dividends will accumulate and be payable at a floating rate of three-month LIBOR plus a spread of 5.352% per annum of the $25.00 liquidation preference. The preferred stock ranks senior to the Company’s common stock and on parity with the Company’s 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock with respect to the payment of dividends and the distribution of assets upon the voluntary or involuntary liquidation, dissolution or winding up of the Company. Under certain circumstances upon a change of control, the preferred stock is convertible into shares of the Company’s common stock. The preferred stock will not be redeemable before July 27, 2027, except under certain limited circumstances. On or after July 27, 2027, the Company may, at its option, redeem, in whole or in part, at any time or from time to time, the preferred stock at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon (whether or not authorized or declared) up to, but excluding, the redemption date. The net proceeds from the offering were approximately $278.1 million, after deducting underwriting discounts and estimated offering expenses payable by the Company.
On November 27, 2017, the Company issued 11,000,000 shares of 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, in a public offering at a price of $25.00 per share. On December 1, 2017, an additional 800,000 shares were sold by the Company to the underwriters of the offering pursuant to an overallotment option. Holders of the preferred stock are entitled to receive, when and as declared, a dividend at a fixed rate of 7.25% per annum of the $25.00 liquidation preference. On and after January 27, 2025, dividends will accumulate and be payable at a floating rate of three-month LIBOR plus a spread of 5.011% per annum of the $25.00 liquidation preference. The preferred stock ranks senior to the Company’s common stock and on parity with the Company’s 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock with respect to the payment of dividends and the distribution of assets upon the voluntary or involuntary liquidation, dissolution or winding up of the Company. Under certain circumstances upon a change of control, the preferred stock is convertible into shares of the Company’s common stock. The preferred stock will not be redeemable before January 27, 2025, except under certain limited circumstances. On or after January 27, 2025, the Company may, at its option, redeem, in whole or in part, at any time or from time to time, the preferred stock at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon (whether or not authorized or declared) up to, but excluding, the redemption date. The net proceeds from the offering were approximately $285.6 million, after deducting underwriting discounts and estimated offering expenses payable by the Company.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Distributions to Preferred Stockholders
The following table presents cash dividends declared by the Company on its preferred stock during the year ended December 31, 2017:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Preferred Share
Series A Preferred Stock:
December 14, 2017	January 12, 2018	January 29, 2018	$0.50781
September 14, 2017	October 12, 2017	October 27, 2017	$0.50781
June 15, 2017	July 12, 2017	July 27, 2017	$0.75043
Series B Preferred Stock:
December 14, 2017	January 12, 2018	January 29, 2018	$0.47656
September 14, 2017	October 12, 2017	October 27, 2017	$0.51892
Series C Preferred Stock:
December 14, 2017	January 12, 2018	January 29, 2018	$0.30208

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
As of December 31, 2017, the Company had 174,496,587 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding from December 31, 2014 through December 31, 2017:

Number of common shares
Common shares outstanding, December 31, 2014	183,197,960
Issuance of common stock	34,913
Issuance of restricted stock (1)	552,680
Repurchase of common stock	(6,832,150)
Common shares outstanding, December 31, 2015	176,953,403
Issuance of common stock	30,301
Issuance of restricted stock (1)	852,459
Repurchase of common stock	(4,010,000)
Common shares outstanding, December 31, 2016	173,826,163
Issuance of common stock	26,950
Issuance of restricted stock (1)	643,474
Common shares outstanding, December 31, 2017	174,496,587
____________________

(1)	Represents shares of restricted stock granted under the Second Restated 2009 Equity Incentive Plan, of which 1,284,010 restricted shares remained subject to vesting requirements at December 31, 2017.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Distributions to Common Stockholders
The following table presents cash dividends declared by the Company on its common stock during the years ended December 31, 2017, 2016 and 2015:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share
December 14, 2017	December 26, 2017	December 29, 2017	$0.47
September 14, 2017	September 29, 2017	October 27, 2017	$0.52
June 15, 2017	June 30, 2017	July 27, 2017	$0.52
March 14, 2017	March 31, 2017	April 27, 2017	$0.50
December 15, 2016	December 30, 2016	January 27, 2017	$0.48
September 15, 2016	September 30, 2016	October 20, 2016	$0.46
June 16, 2016	June 30, 2016	July 20, 2016	$0.46
March 15, 2016	March 31, 2016	April 21, 2016	$0.46
December 16, 2015	December 30, 2015	January 20, 2016	$0.52
September 16, 2015	September 30, 2015	October 22, 2015	$0.52
June 17, 2015	June 30, 2015	July 21, 2015	$0.52
March 18, 2015	March 31, 2015	April 21, 2015	$0.52

On September 14, 2017, the Company’s board of directors declared a special dividend pursuant to which the 33.1 million shares of Granite Point common stock acquired by the Company in exchange for the contribution of its equity interests in TH Commercial Holdings LLC to Granite Point on June 28, 2017 would be distributed, on a pro rata basis, to the holders of Two Harbors common stock outstanding at the close of business on October 20, 2017. The Granite Point common stock was distributed on November 1, 2017. Due to its controlling ownership interest in Granite Point through November 1, 2017, the Company consolidated Granite Point on its financial statements. Effective November 1, 2017 (the date the 33.1 million shares of Granite Point common stock were distributed to the Company’s common stockholders), the Company no longer has a controlling interest in Granite Point and, therefore, has deconsolidated Granite Point and its subsidiaries from its financial statements and reclassified all of Granite Point’s current and prior period assets, liabilities and results of operations to discontinued operations.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 3,750,000 shares of the Company’s common stock. As of December 31, 2017, 199,141 shares have been issued under the plan for total proceeds of approximately $4.0 million, of which 27,194, 30,301 and 34,913 shares were issued for total proceeds of $0.5 million, $0.5 million and $0.7 million during the years ended December 31, 2017, 2016 and 2015, respectively.
Share Repurchase Program
The Company’s share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of December 31, 2017, a total of 12,067,500 shares had been repurchased by the Company under the program for an aggregate cost of $200.4 million; of these, 4,010,000 and 6,832,150 shares were repurchased for a total cost of $61.3 million and $115.2 million during the years ended December 31, 2016 and 2015, respectively. No shares were repurchased during the year ended December 31, 2017.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

At-the-Market Offering
The Company has entered into an equity distribution agreement under which the Company may sell up to an aggregate of 10,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of December 31, 2017, 3,792,935 shares of common stock have been sold under the equity distribution agreement for total accumulated net proceeds of approximately $77.6 million; however, no shares were sold during the years ended December 31, 2017, 2016 and 2015.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income at December 31, 2017 and December 31, 2016 was as follows:

(in thousands)	December 31, 2017	December 31, 2016
Available-for-sale securities
Unrealized gains	$475,694	$393,555
Unrealized losses	(140,881)	(194,328)
Accumulated other comprehensive income	$334,813	$199,227

Reclassifications out of Accumulated Other Comprehensive Income
The following table summarizes reclassifications out of accumulated other comprehensive income for the years ended December 31, 2017, 2016:

	Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)	Amount Reclassified out of Accumulated Other Comprehensive Income
		Year Ended
(in thousands)		December 31,
		2017	2016	2015
Other-than-temporary impairments on AFS securities	Total other-than-temporary impairment losses	$789	$1,822	$535
Realized gains on sales of certain AFS securities, net of tax	(Loss) gain on investment securities	5,207	(102,852)	(336,230)
Total		$5,996	$(101,030)	$(335,695)

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
Due to its controlling ownership interest in Granite Point through November 1, 2017 (the date the 33.1 million shares of Granite Point common stock were distributed to the Company’s common stockholders), the Company consolidated Granite Point on its financial statements and reflected noncontrolling interest for the portion of equity and comprehensive income not attributable to the Company. During the period from June 28, 2017 through November 1, 2017, in accordance with ASC 810, Consolidation, the carrying amount of noncontrolling interest was adjusted to reflect (i) changes in its ownership interest in Granite Point as a result of purchases of Granite Point common stock and (ii) the portion of comprehensive income and dividends declared by Granite Point that are not attributable to the Company, with the offset to equity. Effective November 1, 2017, the Company no longer has a controlling interest in Granite Point and, therefore, has deconsolidated Granite Point and its subsidiaries, including any noncontrolling interest, from its financial statements and reclassified all of Granite Point’s current and prior period assets, liabilities and results of operations to discontinued operations.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 22. Equity Incentive Plan
The Company’s Plan provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including PRCM Advisers and affiliates and employees of PRCM Advisers and its affiliates, and any joint venture affiliates of the Company. The Plan is administered by the compensation committee of the Company’s board of directors. The compensation committee has the full authority to administer and interpret the Plan, to authorize the granting of awards, to determine the eligibility of directors, officers, advisors, consultants and other personnel, including PRCM Advisers and affiliates and personnel of PRCM Advisers and its affiliates, and any joint venture affiliates of the Company, to receive an award, to determine the number of shares of common stock to be covered by each award (subject to the individual participant limitations provided in the Plan), to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the Plan), to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the Plan or the administration or interpretation thereof. In connection with this authority, the compensation committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse.
The Company’s Plan provides for grants of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, subject to a ceiling of 6,500,000 shares available for issuance under the Plan. The Plan allows for the Company’s board of directors to expand the types of awards available under the Plan to include long-term incentive plan units in the future. If an award granted under the Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless earlier terminated by the Company’s board of directors, no new award may be granted under the Plan after the tenth anniversary of the date that such Plan was initially approved by the Company’s board of directors. No award may be granted under the Plan to any person who, assuming payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.
All per share amounts, common shares outstanding and restricted shares for all periods presented reflect the Company’s one-for-two reverse stock split effected on November 1, 2017 (refer to Note 21 - Stockholders’ Equity for additional information).
During the years ended December 31, 2017, 2016 and 2015, the Company granted 34,559, 40,869 and 30,976 shares of common stock, respectively, to its independent directors pursuant to the Company’s Second Restated 2009 Equity Incentive Plan, or the Plan. The estimated fair value of these awards was $19.82, $16.86 and $20.36 per share on grant date, based on the adjusted closing price of the Company’s common stock on the NYSE on such date. The grants vested immediately.
Additionally, during the years ended December 31, 2017, 2016 and 2015, the Company granted 637,286, 968,761 and 557,787 shares of restricted common stock, respectively, to key employees of PRCM Advisers pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $17.48, $15.04 and $20.97 per share on grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. However, as the cost of these awards is measured at fair value at each reporting date based on the price of the Company’s stock as of period end in accordance with ASC 505, Equity, or ASC 505, the fair value of these awards as of December 31, 2017 was $16.26 per share based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of his or her applicable restricted stock award agreement. During the year ended December 31, 2016, in connection with the restructuring described in Note 23 - Restructuring Charges, certain agreements were forfeited and re-granted with accelerated vesting terms, in accordance with ASC 718, Compensation - Stock Compensation.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table summarizes the activity related to restricted common stock for the year ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017		2016
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	1,319,712	$17.10	1,145,305	$20.73
Granted	671,845	17.60	1,009,630	15.11
Vested	(684,727)	(17.47)	(684,614)	(20.26)
Forfeited	(22,820)	(17.90)	(150,609)	(17.01)
Outstanding at End of Period	1,284,010	$17.15	1,319,712	$17.10

For the years ended December 31, 2017, 2016 and 2015, the Company recognized compensation related to restricted common stock granted pursuant to the Plan of $11.3 million, $15.2 million and $9.0 million, respectively.

Note 23. Restructuring Charges
On July 28, 2016, the Company announced that its board of directors had approved a plan to discontinue the Company’s mortgage loan conduit and securitization business. In connection with the closure, the Company incurred the following charges, which are included within restructuring charges on the Company’s consolidated statements of comprehensive income (loss), for the years ended December 31, 2017 and 2016:

	Year Ended
	December 31,
(in thousands)	2017	2016	2015
Termination benefits	$—	$2,398	$—
Contract terminations	—	217	—
Other associated costs	—	375	—
Total	$—	$2,990	$—

The mortgage loan conduit and securitization business wind down process was completed at the end of 2016. The Company did not incur any additional restructuring costs in 2017.

Note 24. Income Taxes
The TCJA significantly revises the U.S. corporate income tax by, among other things, lowering the federal income tax rate applicable to corporations from 35% to 21% and repealing the corporate alternative minimum tax. The Company has not completed its determination of the accounting implications of the TCJA on its tax accruals. However, the Company has reasonably estimated the effects of the TCJA and recorded provisional amounts in its financial statements as of December 31, 2017. The Company recognized a tax provision of $17.5 million, which is included as a component of income tax expense from continuing operations. This amount represents the remeasurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%. The TCJA requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the TCJA and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the TCJA will be applied or otherwise administered that is different from the Company’s interpretation. As the Company completes its analysis of the TCJA, collects and prepares necessary data, and interprets any additional guidance, it may make adjustments to the provisional amounts. Those adjustments may materially impact the Company’s provision for income taxes in the period in which the adjustments are made.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016 and 2015, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C-corporations. The tables below reflect the net taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. These activities include the designated portion of MSR treated as normal mortgage servicing, residential mortgage loans, certain derivative financial instruments and other risk-management instruments. The Company has designated its TRSs to engage in these activities.
The following table summarizes the tax (benefit) provision from continuing operations recorded at the taxable subsidiary level for the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31,
(in thousands)	2017	2016	2015
Current tax provision (benefit):
Federal	$492	$(1,616)	$(4,097)
State	57	164	175
Total current tax provision (benefit)	549	(1,452)	(3,922)
Deferred tax (benefit) provision	(11,031)	13,766	(12,638)
Total (benefit from) provision for income taxes	$(10,482)	$12,314	$(16,560)

During the year ended December 31, 2017, the Company’s TRSs recognized a benefit from income taxes of $10.5 million, which was primarily due to the remeasurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%, realized losses on sales of AFS securities and net losses incurred on derivative instruments held in the Company’s TRSs. During the year ended December 31, 2016, the Company’s TRSs recognized a provision for income taxes of $12.3 million, which was primarily due to gains recognized on MSR and derivative instruments, offset by realized losses on sales of available-for-sale securities, held in the Company’s TRSs.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31,
	2017		2016		2015
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Computed income tax expense at federal rate	$104,215	35%	$127,957	35%	$166,432	35%
State taxes, net of federal benefit, if applicable	37	—%	106	—%	114	—%
Permanent differences in taxable income from GAAP net income (1)	1,208	—%	401	—%	4,203	1%
Dividends paid deduction	(115,942)	(39)%	(116,150)	(32)%	(187,309)	(39)%
(Benefit from) provision for income taxes/ Effective Tax Rate(2)	$(10,482)	(4)%	$12,314	3%	$(16,560)	(3)%
____________________

(1)	For the year ended December 31, 2017, permanent differences include a provision of $17.5 million related to the effect of the federal tax reform statutory rate change from 35% to 21%.

(2)	The provision for (benefit from) income taxes is recorded at the taxable subsidiary level.

The Company’s permanent differences in taxable income from GAAP net income in the years ended December 31, 2017, 2016 and 2015 were primarily due to net losses incurred by consolidated securitization trusts that are not subject to federal taxes and a recurring difference in compensation expense related to restricted stock dividends.
The Company’s consolidated balance sheets, as of December 31, 2017 and December 31, 2016 contain the following current and deferred tax liabilities and assets, which are included in other assets, and are recorded at the taxable subsidiary level:

(in thousands)	December 31, 2017	December 31, 2016
Income taxes receivable
Federal income taxes receivable	$130	$1,527
State and local income taxes receivable	—	—
Income taxes receivable, net	130	1,527
Deferred tax assets (liabilities)
Deferred tax asset	50,419	111,636
Deferred tax liability	(24,463)	(54,275)
Total net deferred tax assets	25,956	57,361
Total tax assets, net	$26,086	$58,888

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes at the TRS level. Components of the Company’s deferred tax assets as of December 31, 2017 and December 31, 2016 were as follows:

(in thousands)	December 31, 2017	December 31, 2016
Available-for-sale securities	$(11,917)	$17,942
Mortgage servicing rights	(9,054)	(9,492)
Derivative assets and liabilities	4,870	(42,666)
Other assets	139	24
Other liabilities	545	2,713
Intangibles	108	235
Alternative minimum tax credit	2,386	1,904
Net operating loss carryforward	21,853	42,039
Capital loss carryforward	19,766	44,662
Total deferred tax assets	28,696	57,361
Valuation allowance	(2,740)	—
Total net deferred tax assets	$25,956	$57,361

As of December 31, 2017, a $2.7 million valuation allowance was recorded because the Company determined that it is more likely than not that the associated deferred tax asset will not be realized. At December 31, 2016, the Company had not recorded a valuation allowance for any portion of its deferred tax assets as it did not believe, at a more likely than not level, that any portion of its deferred tax assets would not be realized. Of the TRS net operating loss carryforward of $21.9 million, $0.6 million is scheduled to expire December 31, 2033, $1.5 million is scheduled to expire December 31, 2034, $2.6 million is scheduled to expire December 31, 2035, $15.4 million is scheduled to expire December 31, 2036 and $1.7 million is scheduled to expire December 31, 2037. Of the TRS net capital loss carryforward of $19.8 million, $5.1 million is scheduled to expire December 31, 2019, $12.7 million is scheduled to expire December 31, 2020 and $2.0 million is scheduled to expire December 31, 2021.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 25. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015. All per share amounts, common shares outstanding and restricted shares for all periods presented reflect the Company’s one-for-two reverse stock split effected on November 1, 2017 (refer to Note 21 - Stockholders’ Equity for additional information).

	Year Ended
	December 31,
(in thousands, except share data)	2017	2016	2015
Numerator:
Net income from continuing operations	$308,239	$317,921	$492,072
Income from discontinued operations, net of tax	44,146	35,357	138
Net income	352,385	353,278	492,210
Income from discontinued operations attributable to noncontrolling interest	3,814	—	—
Net income attributable to Two Harbors Investment Corp.	348,571	353,278	492,210
Dividends on preferred stock	25,122	—	—
Net income attributable to common stockholders - basic	323,449	353,278	492,210
Interest expense attributable to convertible notes (1)	17,867	—	—
Net income attributable to common stockholders - diluted	341,316	353,278	492,210
Denominator:
Weighted average common shares outstanding	173,063,178	172,523,497	181,527,614
Weighted average restricted stock shares	1,370,821	1,513,355	1,096,255
Basic weighted average shares outstanding	174,433,999	174,036,852	182,623,869
Effect of dilutive shares issued in an assumed conversion	13,699,342	—	—
Diluted weighted average shares outstanding	188,133,341	174,036,852	182,623,869
Basic Earnings Per Share:
Continuing operations	$1.62	$1.83	$2.70
Discontinued operations	0.23	0.20	—
Net income	$1.85	$2.03	$2.70
Diluted Earnings Per Share:
Continuing operations	$1.60	$1.83	$2.70
Discontinued operations	0.21	0.20	—
Net income	$1.81	$2.03	$2.70
___________________

(1)	Includes a nondiscretionary adjustment for the assumed change in the management fee calculation.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 26. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with its management agreement with PRCM Advisers, the Company incurred $40.5 million, $39.3 million and $49.1 million as a management fee to PRCM Advisers for the years ended December 31, 2017, 2016 and 2015, respectively, which represents approximately 1.5% of stockholders’ equity on an annualized basis as defined by the management agreement. For purposes of calculating the management fee, stockholders’ equity is adjusted to exclude the consolidated stockholders’ equity of Granite Point and its subsidiaries previously included in the Company’s consolidated balance sheet and any common stock repurchases, as well as any unrealized gains, losses or other items that do not affect realized net income, among other adjustments, in accordance with the management agreement. In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $19.0 million, $18.6 million and $16.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company has direct relationships with the majority of its third-party vendors. The Company will continue to have certain costs allocated to it by PRCM Advisers for compensation, data services, technology and certain office lease payments, but most direct expenses with third-party vendors are paid directly by the Company.
The Company recognized $11.3 million, $15.2 million and $9.0 million of compensation during the years ended December 31, 2017, 2016 and 2015, respectively, related to restricted common stock issued to employees of PRCM Advisers and the Company’s independent directors pursuant to the Plan. See Note 22 - Equity Incentive Plan for additional information.
During the year ended December 31, 2017, the Company purchased 1,658,008 shares of Granite Point common stock in the open market for a cost of $30.0 million. These equity securities are carried at fair value and reported in other assets on the consolidated balance sheets. As of December 31, 2017, the carrying value of the equity securities was $29.4 million, which included $0.6 million in unrealized losses.

Note 27. Subsequent Events
Events subsequent to December 31, 2017, were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 28. Quarterly Financial Data - Unaudited

	2017 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31
Total interest income	$169,154	$184,741	$196,089	$195,105
Total interest expense	70,685	85,281	99,427	94,795
Net interest income	98,469	99,460	96,662	100,310
Other-than-temporary impairment losses	—	(429)	—	(360)
Total other (loss) income	(35,585)	(57,197)	23,060	103,288
Total expenses	28,870	38,614	31,844	30,593
(Benefit from) provision for income taxes	(24,517)	8,759	(5,342)	10,618
Income from discontinued operations (net of noncontrolling), net of tax	13,454	14,157	8,844	3,877
Dividends on preferred stock	—	4,285	8,888	11,949
Net income attributable to common stockholders	$71,985	$4,333	$93,176	$153,955
Basic earnings per share:
Continuing operations	$0.33	$(0.06)	$0.48	$0.86
Discontinued operations	0.08	0.08	0.05	0.02
Net income	$0.41	$0.02	$0.53	$0.88
Diluted earnings per share:
Continuing operations	$0.33	$(0.06)	$0.47	$0.82
Discontinued operations	0.08	0.08	0.05	0.02
Net income	$0.41	$0.02	$0.52	$0.84

	2016 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31
Total interest income	$119,756	$141,681	$153,358	$160,285
Total interest expense	40,243	51,848	57,974	63,219
Net interest income	79,513	89,833	95,384	97,066
Other-than-temporary impairment losses	(717)	(90)	(1,015)	—
Total other (loss) income	(133,677)	(94,995)	31,956	304,104
Total expenses	34,532	34,328	34,954	33,313
Provision for (benefit from) income taxes	5,458	(14,761)	(16,825)	38,443
Income from discontinued operations (net of noncontrolling), net of tax	5,941	7,838	9,590	11,989
Dividends on preferred stock	—	—	—	—
Net (loss) income attributable to common stockholders	$(88,930)	$(16,981)	$117,786	$341,403
Basic earnings per share:
Continuing operations	$(0.54)	$(0.14)	$0.62	$1.89
Discontinued operations	0.03	0.04	0.06	0.07
Net (loss) income	$(0.51)	$(0.10)	$0.68	$1.96
Diluted earnings per share:
Continuing operations	$(0.54)	$(0.14)	$0.62	$1.89
Discontinued operations	0.03	0.04	0.06	0.07
Net (loss) income	$(0.51)	$(0.10)	$0.68	$1.96

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
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, the Company’s management believes that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent auditors, Ernst & Young LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 167 of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
of Two Harbors Investment Corp.
Opinion on Internal Control over Financial Reporting
We have audited Two Harbors Investment Corp.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Two Harbors Investment Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and December 31, 2016, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 27, 2018

Item 9B. Other Information
None.

PART III

Items 10, 11, 12 and 13.
The information required by Items 10, 11, 12 and 13 of Part III of this Annual Report is incorporated by reference to information to be set forth in the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2017.

Item 14. Principal Accounting Fees and Services
We retained Ernst & Young LLP, or EY, to audit our consolidated financial statements for the years ended December 31, 2017 and 2016. We also retained EY, as well as other accounting and consulting firms, to provide various other services in during the years ended December 31, 2017 and 2016.
The table below presents the aggregate fees billed to us for professional services performed by EY for the years ended December 31, 2017 and 2016:

	Year Ended
	December 31,
	2017	2016
Audit fees (1)	$1,753,745	$1,269,500
Audit-related fees (2)	47,300	302,825
Tax fees (3)	381,908	147,828
Total principal accountant fees	$2,182,953	$1,720,153
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

The services performed by EY in 2017 were pre-approved by our Audit Committee in accordance with the pre-approval policy set forth in our Audit Committee Charter. This policy requires that all engagement fees and the terms and scope of all auditing and non-auditing services be reviewed and approved by the Audit Committee in advance of their formal initiation.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements:
The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth in Part II, Item 8 on pages 98 through 106 of this Annual Report on Form 10-K and are incorporated herein by reference.
(2)Schedules to Consolidated Financial Statements:
All consolidated financial statement schedules not included have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.
(3)Exhibits:
The exhibits listed on the accompanying Exhibits Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary
None.

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
3.2
Articles of Amendment to the Articles of Amendment and Restatement of Two Harbors Investment Corp. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 19, 2012).

3.3
Articles of Amendment to the Articles of Amendment and Restatement of Two Harbors Investment Corp., effective as of 5:01 PM Eastern Time on November 1, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 2, 2017).

3.4
Articles of Amendment to the Articles of Amendment and Restatement of Two Harbors Investment Corp., effective as of 5:02 PM Eastern Time on November 1, 2017 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 2, 2017).

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

3.7
Articles Supplementary to the Articles of Amendment to the Articles of Amendment and Restatement of Two Harbors Investment Corp. designating the shares of 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.7 of the Company’s Form 8-A filed with the SEC on November 22, 2017).

3.8	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017).
4.1	Specimen Common Stock Certificate of Two Harbors Investment Corp. (incorporated by reference to Exhibit 4.2 to Amendment No. 4).
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

Exhibit Number	Exhibit Index
10.1	Management Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2009, filed with the SEC on March 4, 2010).
10.2	Amendment to Management Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 19, 2012).
10.3	Second Amendment to Management Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 7, 2014).
10.4	Third Amendment to Management Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 28, 2017).
10.5	Shared Facilities and Services Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2009, filed with the SEC on March 4, 2010).
10.6*	Second Restated 2009 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on March 26, 2015).
10.7*
Form of Restricted Stock Agreement under the Second Restated 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015).

10.8*	Form of Phantom Share Award (incorporated by reference to Exhibit 10.10.2 to Amendment No. 4).
10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 19, 2009).
21.1	Subsidiaries of registrant. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm of Ernst & Young LLP. (filed herewith)
24.1	Powers of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101
Financial statements from the Annual Report on Form 10-K of Two Harbors Investment Corp. for the year ended December 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)

____________________

*	Management or compensatory agreement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	February 27, 2018	By:	/s/ Thomas E. Siering
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

Signature	Title	Date
/s/ Thomas E. Siering	Chief Executive Officer, President and Director (principal executive officer)	February 27, 2018
Thomas E. Siering

/s/ Brad Farrell	Chief Financial Officer and Treasurer (principal financial officer)	February 27, 2018
Brad Farrell

/s/ Mary Riskey	Chief Accounting Officer (principal accounting officer)	February 27, 2018
Mary Riskey

/s/ Brian C. Taylor	Chairman of the Board of Directors	February 27, 2018
Brian C. Taylor

/s/ Stephen G. Kasnet	Director	February 27, 2018
Stephen G. Kasnet

/s/ E. Spencer Abraham	Director	February 27, 2018
E. Spencer Abraham

/s/ James J. Bender	Director	February 27, 2018
James J. Bender

/s/ Lisa A. Pollina	Director	February 27, 2018
Lisa A. Pollina

/s/ William Roth	Chief Investment Officer and Director	February 27, 2018
William Roth

/s/ W. Reid Sanders	Director	February 27, 2018
W. Reid Sanders

/s/ Hope B. Woodhouse	Director	February 27, 2018
Hope B. Woodhouse