Form 10-Q
period 2018-03-31
TWO HARBORS INVESTMENT CORP.
filed 2018-05-09
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2018

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
As of May 8, 2018 there were 175,433,334 shares of outstanding common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

ASSETS	March 31, 2018	December 31, 2017
Available-for-sale securities, at fair value	$21,059,377	$21,220,819
Mortgage servicing rights, at fair value	1,301,023	1,086,717
Residential mortgage loans held-for-sale, at fair value	29,428	30,414
Cash and cash equivalents	388,450	419,159
Restricted cash	712,791	635,836
Accrued interest receivable	67,370	68,309
Due from counterparties	85,319	842,303
Derivative assets, at fair value	274,048	309,918
Other assets	159,359	175,838
Total Assets	$24,077,165	$24,789,313
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$19,148,679	$19,451,207
Federal Home Loan Bank advances	865,024	1,215,024
Revolving credit facilities	20,000	20,000
Convertible senior notes	283,054	282,827
Derivative liabilities, at fair value	46,074	31,903
Due to counterparties	39,809	88,898
Dividends payable	96,201	12,552
Accrued interest payable	85,405	87,698
Other liabilities	25,234	27,780
Total Liabilities	20,609,480	21,217,889
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized:
8.125% Series A cumulative redeemable: 5,750,000 and 5,750,000 shares issued and outstanding, respectively ($143,750 liquidation preference)	138,872	138,872
7.625% Series B cumulative redeemable: 11,500,000 and 11,500,000 shares issued and outstanding, respectively ($287,500 liquidation preference)	278,094	278,094
7.25% Series C cumulative redeemable: 11,800,000 and 11,800,000 shares issued and outstanding, respectively ($295,000 liquidation preference)	285,584	285,571
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 175,434,778 and 174,496,587 shares issued and outstanding, respectively	1,754	1,745
Additional paid-in capital	3,674,411	3,672,003
Accumulated other comprehensive (loss) income	(46)	334,813
Cumulative earnings	2,711,495	2,386,604
Cumulative distributions to stockholders	(3,622,479)	(3,526,278)
Total Stockholders’ Equity	3,467,685	3,571,424
Total Liabilities and Stockholders’ Equity	$24,077,165	$24,789,313
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(in thousands, except share data)

	Three Months Ended
	March 31,
	2018	2017
Interest income:
Available-for-sale securities	$190,716	$135,327
Residential mortgage loans held-for-investment in securitization trusts	—	31,628
Residential mortgage loans held-for-sale	307	398
Other	2,996	1,801
Total interest income	194,019	169,154
Interest expense:
Repurchase agreements	86,580	32,256
Collateralized borrowings in securitization trusts	—	25,386
Federal Home Loan Bank advances	4,458	8,793
Revolving credit facilities	804	429
Convertible senior notes	4,718	3,821
Total interest expense	96,560	70,685
Net interest income	97,459	98,469
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(94)	—
Other income (loss):
Loss on investment securities	(20,671)	(52,352)
Servicing income	71,190	39,773
Gain (loss) on servicing asset	71,807	(14,565)
Gain on interest rate swap and swaption agreements	150,545	9,927
Gain (loss) on other derivative instruments	8,053	(27,864)
Other income	1,058	9,496
Total other income (loss)	281,982	(35,585)
Expenses:
Management fees	11,708	9,808
Servicing expenses	14,554	5,298
Other operating expenses	14,492	13,764
Total expenses	40,754	28,870
Income from continuing operations before income taxes	338,593	34,014
Provision for (benefit from) income taxes	3,784	(24,517)
Net income from continuing operations	334,809	58,531
Income from discontinued operations, net of tax	—	13,454
Net income	334,809	71,985
Dividends on preferred stock	13,747	—
Net income attributable to common stockholders	$321,062	$71,985
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited), continued
(in thousands, except share data)

	Three Months Ended
	March 31,
	2018	2017
Basic earnings per weighted average common share:
Continuing operations	$1.83	$0.33
Discontinued operations	—	0.08
Net income	$1.83	$0.41
Diluted earnings per weighted average common share:
Continuing operations	$1.69	$0.33
Discontinued operations	—	0.08
Net income	$1.69	$0.41
Dividends declared per common share	$0.47	$0.50
Weighted average number of shares of common stock:
Basic	175,145,964	174,281,965
Diluted	192,818,531	174,281,965
Comprehensive (loss) income:
Net income	$334,809	$71,985
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(344,777)	73,762
Other comprehensive (loss) income	(344,777)	73,762
Comprehensive (loss) income	(9,968)	145,747
Dividends on preferred stock	13,747	—
Comprehensive (loss) income attributable to common stockholders	$(23,715)	$145,747
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share data)

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2016	$—	$—	$—	$1,739	$3,661,711	$199,227	$2,038,033	$(2,499,599)	$3,401,111
Net income	—	—	—	—	—	—	71,985	—	71,985
Other comprehensive income before reclassifications, net of tax expense of $20,591	—	—	—	—	—	64,449	—	—	64,449
Amounts reclassified from accumulated other comprehensive income, net of tax expense of $6,386	—	—	—	—	—	9,313	—	—	9,313
Other comprehensive income, net of tax expense of $26,977	—	—	—	—	—	73,762	—	—	73,762
Issuance of preferred stock, net of offering costs	138,872	—	—	—	—	—	—	—	138,872
Issuance of common stock, net of offering costs	—	—	—	—	102	—	—	—	102
Common dividends declared	—	—	—	—	—	—	—	(87,228)	(87,228)
Non-cash equity award compensation	—	—	—	6	3,951	—	—	—	3,957
Balance, March 31, 2017	$138,872	$—	$—	$1,744	$3,665,765	$272,989	$2,110,018	$(2,586,827)	$3,602,561

Balance, December 31, 2017	$138,872	$278,094	$285,571	$1,745	$3,672,003	$334,813	$2,386,604	$(3,526,278)	$3,571,424
Cumulative effect of adoption of new accounting principle	—	—	—	—	—	9,918	(9,918)	—	—
Adjusted balance, January 1, 2018	138,872	278,094	285,571	1,745	3,672,003	344,731	2,376,686	(3,526,278)	3,571,424
Net income	—	—	—	—	—	—	334,809	—	334,809
Other comprehensive loss before reclassifications, net of tax benefit of $510	—	—	—	—	—	(343,542)	—	—	(343,542)
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $0	—	—	—	—	—	(1,235)	—	—	(1,235)
Other comprehensive loss, net of tax benefit of $510	—	—	—	—	—	(344,777)	—	—	(344,777)
Issuance of preferred stock, net of offering costs	—	—	13	—	—	—	—	—	13
Issuance of common stock, net of offering costs	—	—	—	—	76	—	—	—	76
Preferred dividends declared	—	—	—	—	—	—	—	(13,747)	(13,747)
Common dividends declared	—	—	—	—	—	—	—	(82,454)	(82,454)
Non-cash equity award compensation	—	—	—	9	2,332	—	—	—	2,341
Balance, March 31, 2018	$138,872	$278,094	$285,584	$1,754	$3,674,411	$(46)	$2,711,495	$(3,622,479)	$3,467,685
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash Flows From Operating Activities:
Net income from continuing operations	$334,809	$58,531
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Amortization of premiums and discounts on investment securities, net	22,086	8,502
Amortization of deferred debt issuance costs on convertible senior notes	227	78
Other-than-temporary impairment losses	94	—
Realized and unrealized losses on investment securities	21,301	52,352
(Gain) loss on servicing asset	(71,807)	14,565
Gain on residential mortgage loans held-for-sale	(316)	(1,461)
Gain on residential mortgage loans held-for-investment and collateralized borrowings in securitization trusts	—	(6,683)
Realized and unrealized gain on interest rate swaps and swaptions	(146,736)	(17,831)
Unrealized loss on other derivative instruments	41,724	59,841
Equity based compensation	2,341	3,957
Depreciation of fixed assets	184	285
Purchases of residential mortgage loans held-for-sale	—	(437)
Proceeds from sales of residential mortgage loans held-for-sale	—	3,708
Proceeds from repayment of residential mortgage loans held-for-sale	1,120	3,995
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	939	(12,611)
Decrease (increase) in deferred income taxes, net	4,508	(24,710)
(Increase) decrease in income taxes receivable	(724)	86
Decrease in prepaid and fixed assets	393	306
(Increase) decrease in other receivables	(5,032)	11,343
Decrease in servicing advances	2,871	1,466
(Decrease) increase in accrued interest payable	(2,293)	11,159
Increase in income taxes payable	—	30
Decrease in accrued expenses and other liabilities	(2,546)	(13,501)
Net cash provided by operating activities of discontinued operations	—	9,294
Net cash provided by operating activities	$203,143	$162,264
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	$(2,720,032)	$(6,837,176)
Proceeds from sales of available-for-sale securities	2,047,032	2,414,267
Principal payments on available-for-sale securities	447,664	272,954
Purchases of mortgage servicing rights, net of purchase price adjustments	(142,799)	(68,551)
Proceeds from sales of mortgage servicing rights	300	250
(Purchases) short sales of derivative instruments, net	(50,500)	(42,293)
Proceeds from sales and settlement (payments for termination and settlement) of derivative instruments, net	205,553	78,763
Proceeds from repayment of residential mortgage loans held-for-investment in securitization trusts	—	102,545
Redemptions of Federal Home Loan Bank stock	12,981	19,760
Increase (decrease) in due to counterparties, net	707,895	(74,936)
Net cash used in investing activities of discontinued operations	—	(133,843)
Net cash provided by (used in) investing activities	508,094	(4,268,260)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	35,053,094	36,483,681
Principal payments on repurchase agreements	(35,355,622)	(32,244,366)
Principal payments on collateralized borrowings in securitization trusts	—	(101,562)
Principal payments on Federal Home Loan Bank advances	(350,000)	(428,238)
Principal payments on revolving credit facilities	—	(55,000)
Proceeds from convertible senior notes	—	282,469
Proceeds from issuance of preferred stock, net of offering costs	13	138,872
Proceeds from issuance of common stock, net of offering costs	76	102
Dividends paid on preferred stock	(11,949)	—
Dividends paid on common stock	(603)	(83,437)
Net cash provided by financing activities of discontinued operations	—	85,054
Net cash (used in) provided by financing activities	(664,991)	4,077,575
Net increase (decrease) in cash, cash equivalents and restricted cash	46,246	(28,421)
Cash, cash equivalents and restricted cash of continuing operations at beginning of period	1,054,995	758,916
Cash, cash equivalents and restricted cash of discontinued operations at beginning of period	—	56,279
Cash, cash equivalents and restricted cash at beginning of period	1,054,995	815,195
Cash, cash equivalents and restricted cash at end of period	$1,101,241	$786,774
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$98,854	$38,237
Cash paid for taxes	$—	$81
Noncash Activities:
Transfers of residential mortgage loans held-for-sale to other receivables for foreclosed government-guaranteed loans	$182	$1,626
Transfer of fair value of mortgage servicing rights to fair value of Ginnie Mae residential mortgage loans held-for-sale upon buyout	$—	$9
Additions to mortgage servicing rights due to sale of residential mortgage loans held-for-sale	$—	$20
Cumulative-effect adjustment for adoption of new accounting principle	$9,918	$—
Dividends declared but not paid at end of period	$96,201	$87,228
Reconciliation of residential mortgage loans held-for-sale:
Residential mortgage loans held-for-sale at beginning of period	$30,414	$40,146
Purchases of residential mortgage loans held-for-sale	—	437
Transfers to other receivables for foreclosed government-guaranteed loans	(182)	(1,626)
Transfer of fair value of mortgage servicing rights to fair value of Ginnie Mae residential mortgage loans held-for-sale upon buyout	—	(9)
Proceeds from sales of residential mortgage loans held-for-sale	—	(3,708)
Proceeds from repayment of residential mortgage loans held-for-sale	(1,120)	(3,995)
Realized and unrealized gains on residential mortgage loans held-for-sale	316	1,441
Residential mortgage loans held-for-sale at end of period	$29,428	$32,686
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
The Company has elected to be treated as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code, for U.S. federal income tax purposes. As long as the Company continues to comply with a number of requirements under federal tax law and maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income taxes to the extent that the Company distributes its taxable income to its stockholders on an annual basis and does not engage in prohibited transactions. However, certain activities that the Company may perform may cause it to earn income which will not be qualifying income for REIT purposes. The Company has designated certain of its subsidiaries as taxable REIT subsidiaries, or TRSs, as defined in the Code, to engage in such activities.
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
The condensed consolidated financial statements of the Company include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. All per share amounts, common shares outstanding and restricted shares for all prior periods presented have been adjusted on a retroactive basis to reflect the Company’s one-for-two reverse stock split effected on November 1, 2017 (refer to Note 17 - Stockholders’ Equity for additional information). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2018 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2018 should not be construed as indicative of the results to be expected for future periods or the full year.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

The Company retains debt securities and excess servicing rights purchased from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The securitization trusts are considered variable interest entities, or VIEs, for financial reporting purposes and, thus, are reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust. During the majority of 2017, the Company retained the most subordinate security in each of the securitization trusts, which gave the Company the power to direct the activities of the trusts that most significantly impact the trusts’ performance and the obligation to absorb losses or the right to receive benefits of the securitization trusts that could be significant. As a result, the Company consolidated all of the securitization trusts on its condensed consolidated balance sheet. During the fourth quarter of 2017, the Company sold all of the retained subordinated securities thereby removing the Company’s power to direct the activities of the trusts and the obligation to absorb losses or the right to receive benefits of the securitization trusts. As a result, the securitization trusts are no longer consolidated on the Company’s condensed consolidated balance sheet and the remaining retained securities are included withing non-Agency available-for-sale, or AFS, securities.
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
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s 2017 Annual Report on Form 10-K is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s consolidated financial condition and results of operations for the three months ended March 31, 2018.
Offsetting Assets and Liabilities
Certain of the Company’s repurchase agreements are governed by underlying agreements that provide for a right of setoff in the event of default by either party to the agreement. The Company also has netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association, or ISDA, or central clearing exchange agreements, in the case of centrally cleared interest rate swaps. The Company and the counterparty or clearing agency are required to post cash collateral based upon the net underlying market value of the Company’s open positions with the counterparty. Additionally, the Company’s centrally cleared interest rate swaps require that the Company posts an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange.
Under U.S. GAAP, if the Company has a valid right of setoff, it may offset the related asset and liability and report the net amount. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is considered a settlement of the interest rate swap, as opposed to pledged collateral. Accordingly, beginning in the first quarter of 2018 and in subsequent periods, the Company accounts for the receipt or payment of variation margin as a direct reduction to the carrying value of the interest rate swap asset or liability. The receipt or payment of initial margin will continue to be accounted for separate from the interest rate swap asset or liability. As of December 31, 2017, variation margin pledged or received was netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the Company’s condensed consolidated balance sheets.
The Company presents repurchase agreements subject to master netting arrangements or similar agreements on a gross basis and derivative assets and liabilities (other than centrally cleared interest rate swaps) subject to such arrangements on a net basis, based on derivative type and counterparty, in its condensed consolidated balance sheets. Separately, the Company presents cash collateral subject to such arrangements (other than variation margin on centrally cleared interest rate swaps) on a net basis, based on counterparty, in its condensed consolidated balance sheets. However, the Company does not offset repurchase agreements or derivative assets and liabilities (other than centrally cleared interest rate swaps) with the associated cash collateral on its condensed consolidated balance sheets.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017:

	March 31, 2018
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$446,109	$(172,061)	$274,048	$(46,074)	$—	$227,974
Total Assets	$446,109	$(172,061)	$274,048	$(46,074)	$—	$227,974
Liabilities
Repurchase agreements	$(19,148,679)	$—	$(19,148,679)	$19,148,679	$—	$—
Derivative liabilities	(218,135)	172,061	(46,074)	46,074	—	—
Total Liabilities	$(19,366,814)	$172,061	$(19,194,753)	$19,194,753	$—	$—

	December 31, 2017
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$340,576	$(30,658)	$309,918	$(31,903)	$—	$278,015
Total Assets	$340,576	$(30,658)	$309,918	$(31,903)	$—	$278,015
Liabilities
Repurchase agreements	$(19,451,207)	$—	$(19,451,207)	$19,451,207	$—	$—
Derivative liabilities	(62,561)	30,658	(31,903)	31,903	—	—
Total Liabilities	$(19,513,768)	$30,658	$(19,483,110)	$19,483,110	$—	$—
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

Recently Issued and/or Adopted Accounting Standards
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, which is a comprehensive revenue recognition standard that supersedes virtually all existing revenue guidance under U.S. GAAP. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. As a result of the issuance of ASU No. 2015-14 in August 2015 deferring the effective date of ASU No. 2014-09 by one year, the ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017, with early adoption prohibited. The Company has evaluated the new guidance and determined that interest income, gains and losses on financial instruments and income from servicing residential mortgage loans are outside the scope of ASC 606, Revenues from Contracts with Customers, or ASC 606. For income from servicing residential mortgage loans, the Company considered that the FASB Transition Resource Group members generally agreed that an entity should look to ASC 860, Transfers and Servicing, to determine the appropriate accounting for these fees and ASC 606 contains a scope exception for contracts that fall under ASC 860. As a result, the adoption of this ASU did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
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
Clarifying the Definition of a Business
In January 2017, the FASB issued ASU No. 2017-01, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. The ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017, with early adoption permitted. The Company’s adoption of this ASU did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures, but will impact how the Company accounts for any future transfers of sets of assets and activities.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU No. 2018-02, which permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act, or TCJA, to retained earnings and requires entities to disclose whether or not they elected to reclassify the tax effects related to the TCJA as well as their policy for releasing income tax effects from accumulated other comprehensive income. The ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018, with early adoption permitted. Early adoption of this ASU was elected and applied by recording a cumulative-effect adjustment of $9.9 million to retained earnings, with the offsetting impact to accumulated other comprehensive income as of January 1, 2018.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

Note 3. Discontinued Operations
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
Summarized financial information for the discontinued operations are presented below.

(in thousands)	November 1, 2017
Assets:
Commercial real estate assets	$2,233,080
Available-for-sale securities, at fair value	12,814
Cash and cash equivalents	84,183
Restricted cash	2,838
Accrued interest receivable	6,588
Other assets	22,774
Total Assets	$2,362,277
Liabilities:
Repurchase agreements	$1,516,294
Dividends payable	48
Other liabilities	10,337
Total Liabilities	$1,526,679

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Interest income:
Commercial real estate assets	$—	$23,570
Available-for-sale securities	—	246
Other	—	2
Total interest income	—	23,818
Interest expense	—	6,106
Net interest income	—	17,712
Expenses:
Management fees	—	1,662
Servicing expenses	—	322
Other operating expenses	—	2,273
Total expenses	—	4,257
Income from discontinued operations before income taxes	—	13,455
Provision for income taxes	—	1
Income from discontinued operations attributable to common stockholders	$—	$13,454

Note 4. Available-for-Sale Securities, at Fair Value
The Company holds AFS investment securities which are carried at fair value on the condensed consolidated balance sheets. The following table presents the Company’s AFS investment securities by collateral type as of March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Agency
Federal National Mortgage Association	$14,074,434	$13,920,721
Federal Home Loan Mortgage Corporation	3,287,343	3,616,967
Government National Mortgage Association	680,387	701,037
Non-Agency	3,017,213	2,982,094
Total available-for-sale securities	$21,059,377	$21,220,819

At March 31, 2018 and December 31, 2017, the Company pledged AFS securities with a carrying value of $20.9 billion and $21.0 billion, respectively, as collateral for repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. See Note 13 - Repurchase Agreements and Note 14 - Federal Home Loan Bank of Des Moines Advances.
At March 31, 2018 and December 31, 2017, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, to be considered linked transactions and, therefore, classified as derivatives.
The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include all non-Agency securities, which are classified within available-for-sale securities, at fair value on the condensed consolidated balance sheets. As of March 31, 2018 and December 31, 2017, the carrying value, which also represents the maximum exposure to loss, of all non-Agency securities in unconsolidated VIEs was $3.0 billion and $3.0 billion, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Agency
Principal and interest	$17,266,330	$1,059,269	$(24,501)	$—	$18,301,098	$14,803	$(468,055)	$17,847,846
Interest-only	3,115,095	224,298	—	—	224,298	14,374	(44,354)	194,318
Total Agency	20,381,425	1,283,567	(24,501)	—	18,525,396	29,177	(512,409)	18,042,164
Non-Agency
Principal and interest	3,807,719	2,781	(657,248)	(712,017)	2,441,235	505,434	(3,757)	2,942,912
Interest-only	5,495,775	73,619	—	—	73,619	3,938	(3,256)	74,301
Total Non-Agency	9,303,494	76,400	(657,248)	(712,017)	2,514,854	509,372	(7,013)	3,017,213
Total	$29,684,919	$1,359,967	$(681,749)	$(712,017)	$21,040,250	$538,549	$(519,422)	$21,059,377

	December 31, 2017
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Agency
Principal and interest	$17,081,849	$1,079,246	$(24,638)	$—	$18,136,457	$42,149	$(134,969)	$18,043,637
Interest-only	2,941,772	223,289	—	—	223,289	10,955	(39,156)	195,088
Total Agency	20,023,621	1,302,535	(24,638)	—	18,359,746	53,104	(174,125)	18,238,725
Non-Agency
Principal and interest	3,758,134	2,757	(676,033)	(653,613)	2,431,245	488,931	(3,166)	2,917,010
Interest-only	5,614,925	65,667	—	—	65,667	2,163	(2,746)	65,084
Total Non-Agency	9,373,059	68,424	(676,033)	(653,613)	2,496,912	491,094	(5,912)	2,982,094
Total	$29,396,680	$1,370,959	$(700,671)	$(653,613)	$20,856,658	$544,198	$(180,037)	$21,220,819

The following tables present the carrying value of the Company’s AFS securities by rate type as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$21,523	$2,695,195	$2,716,718
Fixed Rate	18,020,641	322,018	18,342,659
Total	$18,042,164	$3,017,213	$21,059,377

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

	December 31, 2017
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$23,220	$2,622,710	$2,645,930
Fixed Rate	18,215,505	359,384	18,574,889
Total	$18,238,725	$2,982,094	$21,220,819

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of March 31, 2018:

	March 31, 2018
(in thousands)	Agency	Non-Agency	Total
≤ 1 year	$9,912	$58,342	$68,254
> 1 and ≤ 3 years	35,720	107,516	143,236
> 3 and ≤ 5 years	289,226	445,016	734,242
> 5 and ≤ 10 years	14,137,540	1,819,124	15,956,664
> 10 years	3,569,766	587,215	4,156,981
Total	$18,042,164	$3,017,213	$21,059,377

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
The following table presents the changes for the three months ended March 31, 2018 and 2017 of the net unamortized discount/premium and designated credit reserves on non-Agency AFS securities.

	Three Months Ended March 31,
	2018			2017
(in thousands)	Designated Credit Reserve	Net Unamortized Discount/Premium	Total	Designated Credit Reserve	Net Unamortized Discount/Premium	Total
Beginning balance at January 1	$(653,613)	$(607,609)	$(1,261,222)	$(367,437)	$(623,440)	$(990,877)
Acquisitions	(73,882)	(3,733)	(77,615)	(88,719)	(71,471)	(160,190)
Accretion of net discount	—	22,154	22,154	—	22,183	22,183
Realized credit losses	5,482	—	5,482	4,546	—	4,546
Reclassification adjustment for other-than-temporary impairments	(94)	—	(94)	—	—	—
Transfers from (to)	10,090	(10,090)	—	8,754	(8,754)	—
Sales, calls, other	—	18,430	18,430	—	21,089	21,089
Ending balance at March 31	$(712,017)	$(580,848)	$(1,292,865)	$(442,856)	$(660,393)	$(1,103,249)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time that the securities had an unrealized loss position as of March 31, 2018 and December 31, 2017. At March 31, 2018, the Company held 1,443 AFS securities, of which 503 were in an unrealized loss position for less than twelve consecutive months and 227 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2017, the Company held 1,435 AFS securities, of which 253 were in an unrealized loss position for less than twelve consecutive months and 234 were in an unrealized loss position for more than twelve consecutive months. Of the $15.1 billion and $12.2 billion of AFS securities in an unrealized loss position for less than twelve consecutive months as of March 31, 2018 and December 31, 2017, $14.9 billion, or 98.5%, and $12.0 billion, or 98.5%, respectively, were Agency AFS securities, whose principal and interest are guaranteed by the GSEs.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2018	$15,120,927	$(347,280)	$2,355,005	$(172,142)	$17,475,932	$(519,422)
December 31, 2017	$12,198,870	$(65,313)	$2,464,544	$(114,724)	$14,663,414	$(180,037)

Evaluating AFS Securities for Other-Than-Temporary Impairments
In evaluating AFS securities for OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred. If the Company does not intend to sell and will not be more likely than not required to sell the security, the credit loss is recognized in earnings and the balance of the unrealized loss is recognized in either other comprehensive (loss) income, net of tax, or loss on investment securities, depending on the accounting treatment. If the Company intends to sell the security or will be more likely than not required to sell the security, the full unrealized loss is recognized in earnings.
During the three months ended March 31, 2018, the Company recorded $0.1 million in other-than-temporary credit impairments on one non-Agency security where its future expected cash flows were less than its amortized cost. The Company did not record any other-than-temporary credit impairments during the three months ended March 31, 2017. As of March 31, 2018, impaired securities with a carrying value of $116.8 million had actual weighted average cumulative losses of 5.7%, weighted average three-month prepayment speed of 5.4%, weighted average 60+ day delinquency of 22.0% of the pool balance, and weighted average FICO score of 658. At March 31, 2018, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities; therefore, only the projected credit loss was recognized in earnings.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

The following table presents the changes in OTTI included in earnings for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Cumulative credit loss at beginning of period	$(6,395)	$(5,606)
Additions:
Other-than-temporary impairments not previously recognized	—	—
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	(94)	—
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	—	—
Decreases related to other-than-temporary impairments on securities sold	—	—
Cumulative credit loss at end of period	$(6,489)	$(5,606)

Cumulative credit losses related to OTTI may be reduced for securities sold as well as for securities that mature, are paid down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within loss on investment securities in the Company’s condensed consolidated statements of comprehensive (loss) income. For the three months ended March 31, 2018 and 2017, the Company sold AFS securities for $2.0 billion and $2.4 billion with an amortized cost of $2.1 billion and $2.5 billion for net realized losses of $19.6 million and $50.4 million, respectively.
The following table presents the gross realized gains and losses on sales of AFS securities for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Gross realized gains	$8,195	$8,731
Gross realized losses	(27,758)	(59,134)
Total realized losses on sales, net	$(19,563)	$(50,403)

Note 5. Servicing Activities
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

The following table summarizes activity related to MSR for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Balance at beginning of period	$1,086,717	$693,815
Additions from purchases of mortgage servicing rights	146,899	76,956
Additions from sales of residential mortgage loans	—	20
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	100,709	3,182
Other changes in fair value (1)	(29,202)	(17,997)
Other changes (2)	(4,100)	(8,396)
Balance at end of period	$1,301,023	$747,580
____________________

(1)	Other changes in fair value primarily represents changes due to the realization of expected cash flows.

(2)	Other changes includes purchase price adjustments, contractual prepayment protection, and changes due to the Company’s purchase of the underlying collateral.

At March 31, 2018 and December 31, 2017, the Company pledged MSR with a carrying value of $826.5 million and $584.2 million, respectively, as collateral for repurchase agreements and revolving credit facilities. See Note 13 - Repurchase Agreements and Note 15 - Revolving Credit Facilities.
As of March 31, 2018 and December 31, 2017, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands)	March 31, 2018	December 31, 2017
Weighted average prepayment speed:	8.1%	9.8%
Impact on fair value of 10% adverse change	$(38,597)	$(40,100)
Impact on fair value of 20% adverse change	$(75,373)	$(77,483)
Weighted average delinquency:	1.8%	1.7%
Impact on fair value of 10% adverse change	$(5,161)	$(4,274)
Impact on fair value of 20% adverse change	$(10,712)	$(8,875)
Weighted average discount rate:	10.4%	9.9%
Impact on fair value of 10% adverse change	$(44,278)	$(35,137)
Impact on fair value of 20% adverse change	$(85,824)	$(68,246)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of comprehensive (loss) income for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Servicing fee income	$66,449	$38,500
Ancillary and other fee income	322	140
Float income	4,419	1,133
Total	$71,190	$39,773

Mortgage Servicing Advances
In connection with the servicing of loans, the Company’s subservicers make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances, including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances, which are funded by the Company, totaled $28.2 million and $31.1 million and were included in other assets on the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of loans underlying MSR, residential mortgage loans held in previous on-balance sheet securitization trusts for which the Company is the named servicing administrator and loans owned and classified as residential mortgage loans held-for-sale. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	500,338	$111,703,234	454,028	$101,344,054
Residential mortgage loans in securitization trusts	3,791	2,562,653	3,845	2,618,016
Residential mortgage loans held-for-sale	225	36,016	236	37,632
Other assets	22	2,238	24	2,590
Total serviced mortgage assets	504,376	$114,304,141	458,133	$104,002,292

Note 6. Residential Mortgage Loans Held-for-Sale, at Fair Value
Residential mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of a fair value option election. The following table presents the carrying value of the Company’s residential mortgage loans held-for-sale as of March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Unpaid principal balance	$36,016	$37,632
Fair value adjustment	(6,588)	(7,218)
Carrying value	$29,428	$30,414

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

Note 7. Cash, Cash Equivalents and Restricted Cash
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
The following table presents the Company’s restricted cash balances as of March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Restricted cash balances held by trading counterparties:
For securities and loan trading activity	$27,050	$27,050
For derivatives trading activity	228,941	191,421
As restricted collateral for repurchase agreements and Federal Home Loan Bank advances	456,453	417,018
Total restricted cash balances held by trading counterparties	712,444	635,489
Restricted cash balance pursuant to letter of credit on office lease	347	347
Total	$712,791	$635,836

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$388,450	$419,159
Restricted cash	712,791	635,836
Total cash, cash equivalents and restricted cash	$1,101,241	$1,054,995

Note 8. Accrued Interest Receivable
The following table presents the Company’s accrued interest receivable by collateral type as of March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Available-for-sale securities:
Agency
Federal National Mortgage Association	$46,490	$46,517
Federal Home Loan Mortgage Corporation	11,401	12,255
Government National Mortgage Association	4,687	4,635
Non-Agency	4,641	4,740
Total available-for-sale securities	67,219	68,147
Residential mortgage loans held-for-sale	151	162
Total	$67,370	$68,309

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

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
Balance Sheet Presentation
In accordance with ASC 815, Derivatives and Hedging, or ASC 815, the Company records derivative financial instruments on its condensed consolidated balance sheets as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative instruments and whether they are designated or qualifying as hedge instruments. Due to the volatility of the credit markets and difficulty in effectively matching pricing or cash flows, the Company has not designated any current derivatives as hedging instruments.
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of March 31, 2018 and December 31, 2017.

	March 31, 2018
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$82,388	$558,942	$—	$—
Interest rate swap agreements	175,525	18,932,825	—	4,666,000
Swaptions, net	7,146	2,115,000	(18,977)	4,060,000
TBAs	8,117	3,565,000	(19,964)	3,120,000
Put and call options for TBAs, net	872	785,000	(6,957)	845,000
Markit IOS total return swaps	—	—	(176)	61,521
Total	$274,048	$25,956,767	$(46,074)	$12,752,521

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

	December 31, 2017
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$91,827	$588,246	$—	$—
Interest rate swap agreements	206,773	21,516,125	(29,867)	6,966,000
Swaptions, net	10,405	2,666,000	—	—
TBAs	913	733,000	(1,930)	1,306,000
Markit IOS total return swaps	—	—	(106)	63,507
Total	$309,918	$25,503,371	$(31,903)	$8,335,507

Comprehensive (Loss) Income Statement Presentation
The Company has not applied hedge accounting to its current derivative portfolio held to mitigate interest rate risk and credit risk. As a result, the Company is subject to volatility in its earnings due to movement in the unrealized gains and losses associated with its derivative instruments.
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive (loss) income:

Derivative Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended
(in thousands)		March 31,
		2018	2017
Interest rate risk management
TBAs	Gain (loss) on other derivative instruments	$(22,666)	$(13,459)
Put and call options for TBAs	Gain (loss) on other derivative instruments	32,235	(11,240)
Interest rate swap agreements - Payers	Gain on interest rate swap and swaption agreements	243,105	27,728
Interest rate swap agreements - Receivers	Gain on interest rate swap and swaption agreements	(153,815)	2,566
Swaptions	Gain on interest rate swap and swaption agreements	61,255	(20,367)
Markit IOS total return swaps	Gain (loss) on other derivative instruments	893	103
Non-risk management
Inverse interest-only securities	Gain (loss) on other derivative instruments	(2,409)	(3,268)
Total		$158,598	$(17,937)

For the three months ended March 31, 2018 and 2017, the Company recognized $3.8 million of income and $7.9 million of expenses, respectively, for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest and receiving either LIBOR interest or a fixed interest rate on an average $27.8 billion and $18.7 billion notional, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$588,246	$—	$(29,304)	$558,942	$574,693	$—
Interest rate swap agreements	28,482,125	17,608,880	(22,492,180)	23,598,825	27,751,461	39,706
Swaptions, net	2,666,000	(1,215,000)	(7,626,000)	(6,175,000)	(1,907,211)	52,773
TBAs, net	(573,000)	11,231,000	(10,213,000)	445,000	777,078	(11,836)
Put and call options for TBAs, net	—	6,070,000	(6,130,000)	(60,000)	(639,089)	58,204
Markit IOS total return swaps	63,507	—	(1,986)	61,521	62,148	—
Total	$31,226,878	$33,694,880	$(46,492,470)	$18,429,288	$26,619,080	$138,847

	Three Months Ended March 31, 2017
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$740,844	$—	$(42,018)	$698,826	$720,886	$—
Interest rate swap agreements	20,371,063	9,052,823	(11,171,446)	18,252,440	18,707,666	51,146
Swaptions, net	225,000	(3,880,000)	(225,000)	(3,880,000)	(1,495,500)	14,885
TBAs, net	(1,489,000)	(3,086,000)	3,582,000	(993,000)	(1,161,433)	(11,406)
Put and call options for TBAs, net	(1,136,000)	1,270,000	1,636,000	1,770,000	(285,533)	38,770
Markit IOS total return swaps	90,593	—	(3,324)	87,269	88,161	—
Total	$18,802,500	$3,356,823	$(6,223,788)	$15,935,535	$16,574,247	$93,395
____________________

(1)	Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized gain on interest rate swaps and swaptions and unrealized loss on other derivative instruments line items within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the (purchases) short sales of other derivative instruments, proceeds from sales (payments for termination) of other derivative instruments, net and increase (decrease) in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when mortgage rates decline or increase, depending on the type of investment. Rising mortgage rates generally result in a slowing of refinancing activity, which slows prepayments and results in a decline in the value of the Company’s fixed-rate Agency pools. To mitigate the impact of this risk on the Company’s fixed-rate Agency pool portfolio, the Company maintains a portfolio of fixed-rate interest-only securities and MSR, which increase in value when interest rates increase. As of March 31, 2018 and December 31, 2017, the Company had $136.7 million and $117.8 million, respectively, of interest-only securities, and $1.3 billion and $1.1 billion, respectively, of MSR in place to economically hedge its Agency RMBS. Interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

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
TBAs. At times, the Company may use TBAs as a means of deploying capital until targeted investments are available or to take advantage of temporary displacements, funding advantages or valuation differentials in the marketplace. Additionally, the Company may use TBAs independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. TBAs are forward contracts for the purchase (long notional positions) or sale (short notional positions) of Agency RMBS. The issuer, coupon and stated maturity of the Agency RMBS are predetermined as well as the trade price, face amount and future settle date (published each month by the Securities Industry and Financial Markets Association). However, the specific Agency RMBS to be delivered upon settlement is not known at the time of the TBA transaction. As a result, and because physical delivery of the Agency RMBS upon settlement cannot be assured, the Company accounts for TBAs as derivative instruments.
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of March 31, 2018 and December 31, 2017:

	March 31, 2018
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$3,565,000	$3,721,166	$3,729,282	$8,117	$—
Sale contracts	(3,120,000)	(3,107,593)	(3,127,556)	—	(19,964)
TBAs, net	$445,000	$613,573	$601,726	$8,117	$(19,964)

	December 31, 2017
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$733,000	$769,446	$770,359	$913	$—
Sale contracts	(1,306,000)	(1,316,368)	(1,318,297)	—	(1,930)
TBAs, net	$(573,000)	$(546,922)	$(547,938)	$913	$(1,930)
___________________

(1)	Notional amount represents the face amount of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the TBA (or of the underlying Agency RMBS) as of period-end.

(4)
Net carrying value represents the difference between the market value of the TBA as of period-end and its cost basis, and is reported in derivative assets / (liabilities), at fair value, in the condensed consolidated balance sheets.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

Put and Call Options for TBAs. The Company may use put and call options for TBAs independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of March 31, 2018, the Company had purchased put and call options for TBAs with a notional amount of $7.6 billion and short sold put and call options for TBAs with a notional amount of $7.6 billion. The put and call options had a fair market value of $0.9 million included in derivative assets, at fair value, and $7.0 million included in derivative liabilities, at fair value, on the condensed consolidated balance sheet as of March 31, 2018. The Company did not hold any put and call options for TBAs as of December 31, 2017.
Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of March 31, 2018 and December 31, 2017, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a three-month LIBOR rate:

(notional in thousands)
March 31, 2018
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate (2)	Weighted Average Maturity (Years) (2)
2018	$2,020,000	1.289%	1.885%	0.60
2019	4,336,897	1.769%	1.802%	1.54
2020	2,890,000	1.785%	1.952%	2.56
2021	2,417,000	1.788%	2.198%	3.67
2022 and Thereafter	5,758,928	2.200%	1.936%	7.88
Total	$17,422,825	1.831%	1.936%	3.65

(notional in thousands)
December 31, 2017
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate (2)	Weighted Average Maturity (Years) (2)
2018	$4,320,000	1.155%	1.508%	0.50
2019	5,448,135	1.767%	1.386%	1.79
2020	5,490,000	1.945%	1.509%	2.87
2021	2,417,000	1.788%	1.628%	3.92
2022 and Thereafter	5,245,000	1.764%	1.516%	6.44
Total	$22,920,135	1.694%	1.493%	3.01
____________________

(1)	Notional amount includes $1.4 billion and $0.6 billion in forward starting interest rate swaps as of March 31, 2018 and December 31, 2017, respectively.

(2)
Weighted averages exclude forward starting interest rate swaps. As of March 31, 2018 and December 31, 2017, the weighted average fixed pay rate on forward starting interest rate swaps was 2.5% and 2.1%, respectively.

Additionally, as of March 31, 2018 and December 31, 2017, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk whereby the Company pays interest at a three-month LIBOR rate:

(notional in thousands)
March 31, 2018
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2020	$450,000	1.984%	1.763%	2.05
2021	1,415,000	2.096%	1.774%	2.84
2022 and Thereafter	4,311,000	2.389%	1.985%	7.81
Total	$6,176,000	2.292%	1.921%	6.25

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

(notional in thousands)
December 31, 2017
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2020	$200,000	1.391%	1.642%	2.60
2021	500,000	1.357%	1.327%	3.05
2022 and Thereafter	4,861,990	1.475%	2.325%	8.34
Total	$5,561,990	1.462%	2.211%	7.66

Interest Rate Swaptions. The Company may use interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would either pay or receive a fixed rate) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of March 31, 2018 and December 31, 2017, the Company had the following outstanding interest rate swaptions that were utilized as macro-economic hedges:

	March 31, 2018
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost Basis	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$8,461	$10,754	3.66	$4,095,000	2.98%	3M Libor	5.0

Sale contracts:
Payer	≥ 6 Months	$(6,808)	$(6,783)	11.19	$(280,000)	2.99%	3M Libor	10.0
Receiver	< 6 Months	$(23,580)	$(9,301)	2.48	$(9,710,000)	3M Libor	2.32%	5.0
Receiver	≥ 6 Months	$(6,962)	$(6,501)	11.21	$(280,000)	3M Libor	2.99%	10.0

	December 31, 2017
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$21,380	$17,736	4.03	$7,200,000	2.27%	3M Libor	3.8
Receiver	< 6 Months	$4,660	$2,982	3.72	$2,300,000	3M Libor	2.10%	10.0

Sale contracts:
Payer	< 6 Months	$(7,950)	$(5,619)	4.66	$(1,693,000)	2.70%	3M Libor	10.0
Receiver	< 6 Months	$(16,260)	$(4,694)	5.17	$(5,141,000)	3M Libor	1.89%	5.6

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

Markit IOS Total Return Swaps. The Company may use total return swaps (agreements whereby the Company receives or makes payments based on the total return of an underlying instrument or index, such as the Markit IOS Index, in exchange for fixed or floating rate interest payments) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company enters into total return swaps to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our portfolio (referred to as “convexity risk”). Total return swaps based on the Markit IOS Index are intended to synthetically replicate the performance of interest-only securities. The Company had the following total return swap agreements in place at March 31, 2018 and December 31, 2017:

(notional and dollars in thousands)
March 31, 2018
Maturity Date	Current Notional Amount	Fair Value	Cost Basis	Unrealized Gain (Loss)
January 12, 2043	$(23,608)	$(63)	$201	$(264)
January 12, 2044	(37,913)	(113)	366	(479)
Total	$(61,521)	$(176)	$567	$(743)

(notional and dollars in thousands)
December 31, 2017
Maturity Date	Current Notional Amount	Fair Value	Cost Basis	Unrealized Gain (Loss)
January 12, 2043	$(24,362)	$(24)	$201	$(225)
January 12, 2044	(39,145)	(82)	366	(448)
Total	$(63,507)	$(106)	$567	$(673)

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
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of March 31, 2018, the fair value of derivative financial instruments as an asset and liability position was $274.0 million and $46.1 million, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

The Company attempts to mitigate its credit risk exposure on derivative financial instruments by limiting its counterparties to banks and financial institutions that meet established credit guidelines. The Company also seeks to spread its credit risk exposure across multiple counterparties in order to reduce its exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty or clearing agency, in the case of centrally cleared interest rate swaps, upon the occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties and clearing agencies, which require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. The Company’s centrally cleared interest rate swaps require that the Company posts an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is considered a settlement of the interest rate swap, as opposed to pledged collateral. Accordingly, beginning in the first quarter of 2018 and in subsequent periods, the Company accounts for the receipt or payment of variation margin as a direct reduction to the carrying value of the interest rate swap asset or liability. As of December 31, 2017, variation margin pledged or received was netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the Company’s condensed consolidated balance sheets.
Non-Risk Management Activities
The Company has entered into certain financial instruments that are considered derivative contracts under ASC 815 that are not for purposes of hedging. These contracts are currently limited to inverse interest-only Agency RMBS.
Inverse Interest-Only Securities. As of March 31, 2018 and December 31, 2017, inverse interest-only securities with a carrying value of $82.4 million and $91.8 million, including accrued interest receivable of $0.8 million and $0.9 million, respectively, are accounted for as derivative financial instruments in the condensed consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Face Value	$558,942	$588,246

Amortized Cost	$82,250	$86,734
Gross unrealized gains	4,092	6,843
Gross unrealized losses	(4,714)	(2,602)
Market Value	$81,628	$90,975

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

Note 10. Other Assets
Other assets as of March 31, 2018 and December 31, 2017 are summarized in the following table:

(in thousands)	March 31, 2018	December 31, 2017
Property and equipment at cost	$6,837	$6,776
Accumulated depreciation (1)	(5,748)	(5,550)
Net property and equipment	1,089	1,226
Equity securities, at fair value	27,423	29,413
Prepaid expenses	1,315	1,755
Income taxes receivable	854	130
Deferred tax assets, net (2)	21,958	25,956
Servicing advances	28,179	31,050
Federal Home Loan Bank stock	40,845	53,826
Equity investments	3,000	3,000
Other receivables	34,696	29,482
Total other assets	$159,359	$175,838
____________________

(1)	Depreciation expense for the three months ended March 31, 2018 and 2017 was $0.2 million and $0.3 million, respectively.

(2)	Net of valuation allowance of $2.3 million and $2.7 million, respectively.

Note 11. Other Liabilities
Other liabilities as of March 31, 2018 and December 31, 2017 are summarized in the following table:

(in thousands)	March 31, 2018	December 31, 2017
Accrued expenses	$21,693	$24,737
Other	3,541	3,043
Total other liabilities	$25,234	$27,780

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

Level 3
Unobservable inputs are supported by little or no market activity. The unobservable inputs represent the assumptions that market participants would use to price the assets and liabilities, including risk. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

The following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.
Available-for-sale securities. The Company holds a portfolio of AFS securities that are carried at fair value in the condensed consolidated balance sheets and primarily comprised of Agency RMBS and non-Agency securities. The Company determines the fair value of its Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of its non-Agency securities, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 99.3% and 0.7% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at March 31, 2018. AFS securities account for 92.8% of all assets reported at fair value at March 31, 2018.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the condensed consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing providers. Although MSR transactions are observable in the marketplace, the valuation is based upon cash flow models that include unobservable market data inputs (including prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its MSR as Level 3 fair value assets at March 31, 2018.
Residential mortgage loans held-for-sale. The Company holds residential mortgage loans held-for-sale that are carried at fair value in the condensed consolidated balance sheets as a result of a fair value option election. The Company determines fair value of its residential mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 1.6% and 98.4% of its residential mortgage loans held-for-sale as Level 2 and Level 3 fair value assets, respectively, at March 31, 2018.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, swaptions, put and call options for TBAs and Markit IOS total return swaps. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, swaptions, put and call options for TBAs and Markit IOS total returns swaps reported at fair value as Level 2 at March 31, 2018.
The Company may also enter into certain other derivative financial instruments, such as TBAs, short U.S. Treasuries and inverse interest-only securities. These instruments are similar in form to the Company’s AFS securities and the Company utilizes a pricing service to value TBAs and broker quotes to value short U.S. Treasuries and inverse interest-only securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at March 31, 2018. The Company reported 100% of its TBAs as Level 1 as of March 31, 2018. The Company did not hold any short U.S. Treasuries at March 31, 2018.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

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
Equity securities. The Company’s equity securities are carried at fair value and reported in other assets on the condensed consolidated balance sheets. Changes in fair value are recorded as a component of loss on investment securities in the condensed consolidated statements of comprehensive (loss) income. The Company determines fair value of its equity securities based on the closing market price of the securities at period end.
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

	Recurring Fair Value Measurements
	March 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$20,905,953	$153,424	$21,059,377
Mortgage servicing rights	—	—	1,301,023	1,301,023
Residential mortgage loans held-for-sale	—	470	28,958	29,428
Derivative assets	8,117	265,931	—	274,048
Equity securities	27,423	—	—	27,423
Total assets	$35,540	$21,172,354	$1,483,405	$22,691,299
Liabilities
Derivative liabilities	$19,964	$26,110	$—	$46,074
Total liabilities	$19,964	$26,110	$—	$46,074

	Recurring Fair Value Measurements
	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$21,067,678	$153,141	$21,220,819
Mortgage servicing rights	—	—	1,086,717	1,086,717
Residential mortgage loans held-for-sale	—	474	29,940	30,414
Derivative assets	913	309,005	—	309,918
Equity securities	29,413	—	—	29,413
Total assets	$30,326	$21,377,157	$1,269,798	$22,677,281
Liabilities
Derivative liabilities	1,930	29,973	—	31,903
Total liabilities	$1,930	$29,973	$—	$31,903

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2018, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

The following tables present the reconciliation for all of the Company’s Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended
	March 31, 2018
(in thousands)	Available-For-Sale Securities	Mortgage Servicing Rights		Residential Mortgage Loans Held-For-Sale
Beginning of period level 3 fair value	$153,141	$1,086,717		$29,940
Gains (losses) included in net income:
Realized gains (losses)	—	(28,902)		(168)
Unrealized gains (losses)	—	100,709	(1)	486	(3)
Total gains (losses) included in net income	—	71,807		318
Other comprehensive (loss) income	283	—		—
Purchases	—	146,899		—
Sales	—	(300)		—
Settlements	—	(4,100)		(1,300)
Gross transfers into level 3	—	—		—
Gross transfers out of level 3	—	—		—
End of period level 3 fair value	$153,424	$1,301,023		$28,958
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$283	$100,131	(2)	$512	(4)
___________________

(1)	The change in unrealized gains or losses on MSR was recorded in gain (loss) on servicing asset on the condensed consolidated statements of comprehensive (loss) income.

(2)
The change in unrealized gains or losses on MSR that were held at the end of the reporting period was recorded in gain (loss) on servicing asset on the condensed consolidated statements of comprehensive (loss) income.

(3)	The change in unrealized gains or losses on residential mortgage loans held-for-sale was recorded in other income on the condensed consolidated statements of comprehensive (loss) income.

(4)
The change in unrealized gains or losses on residential mortgage loans held-for-sale that were held at the end of the reporting period was recorded in other income on the condensed consolidated statements of comprehensive (loss) income.

The Company did not incur transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2018 and 2017. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
The Company used broker quotes in the fair value measurement of its Level 3 available-for-sale securities. The significant unobservable inputs used by the broker included expected default, severity and discount rate. Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement.
The Company also used a third-party pricing provider in the fair value measurement of its Level 3 MSR. The table below presents information about the significant unobservable inputs used by the third-party pricing providers in the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at March 31, 2018:

March 31, 2018
Valuation Technique	Unobservable Input (1)	Range			Weighted Average
Discounted cash flow	Constant prepayment speed	7.1	-	9.2%	8.1%
	Delinquency	1.5	-	2.2%	1.8%
	Discount rate	9.0	-	11.9%	10.4%

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

December 31, 2017
Valuation Technique	Unobservable Input (1)	Range			Weighted Average
Discounted cash flow	Constant prepayment speed	8.2	-	11.2%	9.8%
	Delinquency	1.3	-	2.0%	1.7%
	Discount rate	8.3	-	11.2%	9.9%
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
Fair Value Option for Financial Assets and Financial Liabilities
On July 1, 2015, the Company elected the fair value option for Agency interest-only securities acquired on or after such date. The fair value option was elected to simplify the reporting of changes in fair value. Agency interest-only securities are carried within AFS securities on the condensed consolidated balance sheets. The Company’s policy is to separately record interest income, net of premium amortization or including discount accretion, on these fair value elected securities. Fair value adjustments are reported in loss on investment securities on the condensed consolidated statements of comprehensive (loss) income.
The Company elected the fair value option for its previously held residential mortgage loans held-for-investment in securitization trusts and the collateralized borrowings in securitization trusts. The fair value option was elected to better reflect the economics of the Company’s retained interests. The Company’s policy was to separately record interest income on the fair value elected loans and interest expense on the fair value elected borrowings. Upfront fees and costs were not deferred or capitalized. Fair value adjustments were reported in other income on the condensed consolidated statements of comprehensive (loss) income. During the fourth quarter of 2017, the Company sold all of these retained subordinated securities thereby causing the deconsolidation of the securitization trusts from the Company’s consolidated balance sheet. The remaining retained securities are included within non-Agency AFS securities.
The Company has elected the fair value option for its residential mortgage loans held-for-sale. The fair value option was elected to mitigate earnings volatility by better matching the accounting for the assets with the related hedges. The mortgage loans are carried within residential mortgage loans held-for-sale on the condensed consolidated balance sheets. The Company’s policy is to separately record interest income on these fair value elected loans. Upfront fees and costs related to the fair value elected loans are not deferred or capitalized. Fair value adjustments are reported in other income on the condensed consolidated statements of comprehensive (loss) income.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

The following tables summarize the fair value option elections and information regarding the line items and amounts recognized in the condensed consolidated statements of comprehensive (loss) income for each fair value option-elected item.

	Three Months Ended March 31, 2018
(in thousands)	Interest income (expense)		Loss on investment securities	Other income	Total included in net income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$(1,989)		$6,358	$—	$4,369	N/A
Residential mortgage loans held-for-investment in securitization trusts	—	(1)	—	—	—	$—	(2)
Residential mortgage loans held-for-sale	307	(1)	—	316	623	$37	(3)
Liabilities
Collateralized borrowings in securitization trusts	—		—	—	—	—	(2)
Total	$(1,682)		$6,358	$316	$4,992	$37

	Three Months Ended March 31, 2017
(in thousands)	Interest income (expense)		Loss on investment securities	Other income	Total included in net income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$(1,704)		$2,002	$—	$298	N/A
Residential mortgage loans held-for-investment in securitization trusts	31,628	(1)	—	13,039	44,667	$—	(2)
Residential mortgage loans held-for-sale	398	(1)	—	1,461	1,859	411	(3)
Liabilities
Collateralized borrowings in securitization trusts	(25,386)		—	(6,355)	(31,741)	—	(2)
Total	$4,936		$2,002	$8,145	$15,083	$411
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

(3)	The change in fair value due to credit risk on residential mortgage loans held-for-sale was quantified by holding yield constant in the cash flow model in order to isolate credit risk component.

The table below provides the fair value and the unpaid principal balance for the Company’s fair value option-elected loans.

	March 31, 2018		December 31, 2017
(in thousands)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Residential mortgage loans held-for-sale
Total loans	$36,016	$29,428	$37,632	$30,414
Nonaccrual loans	$12,764	$10,578	$13,511	$10,963
Loans 90+ days past due	$10,518	$8,572	$12,136	$9,857
____________________

(1)	Excludes accrued interest receivable.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

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

•
AFS securities, MSR, residential mortgage loans held-for-sale, derivative assets and liabilities and equity securities are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the Fair Value Measurements section of this Note 12.

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

•
The carrying value of repurchase agreements, FHLB advances and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. As of March 31, 2018, the Company held $250.0 million of repurchase agreements and $865.0 million of FHLB advances that are considered long-term. The Company’s long-term repurchase agreements and FHLB advances have floating rates based on an index plus a spread and, for members of the FHLB, the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

•
Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to March 31, 2018. The Company categorizes the fair value measurement of these assets as Level 2.

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities	$21,059,377	$21,059,377	$21,220,819	$21,220,819
Mortgage servicing rights	$1,301,023	$1,301,023	$1,086,717	$1,086,717
Residential mortgage loans held-for-sale	$29,428	$29,428	$30,414	$30,414
Cash and cash equivalents	$388,450	$388,450	$419,159	$419,159
Restricted cash	$712,791	$712,791	$635,836	$635,836
Derivative assets	$274,048	$274,048	$309,918	$309,918
Equity securities	$27,423	$27,423	$29,413	$29,413
Federal Home Loan Bank stock	$40,845	$40,845	$53,826	$53,826
Equity investments	$3,000	$3,000	$3,000	$3,000
Liabilities
Repurchase agreements	$19,148,679	$19,148,679	$19,451,207	$19,451,207
Federal Home Loan Bank advances	$865,024	$865,024	$1,215,024	$1,215,024
Revolving credit facilities	$20,000	$20,000	$20,000	$20,000
Convertible senior notes	$283,054	$297,922	$282,827	$306,351
Derivative liabilities	$46,074	$46,074	$31,903	$31,903

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

Note 13. Repurchase Agreements
As of March 31, 2018 and December 31, 2017, the Company had outstanding $19.1 billion and $19.5 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 1.96% and 1.69% and weighted average remaining maturities of 97 and 83 days as of March 31, 2018 and December 31, 2017, respectively.
At March 31, 2018 and December 31, 2017, the repurchase agreement balances were as follows:

(in thousands)	March 31, 2018	December 31, 2017
Short-term	$18,898,679	$19,338,707
Long-term	250,000	112,500
Total	$19,148,679	$19,451,207

At March 31, 2018 and December 31, 2017, the repurchase agreements had the following characteristics and remaining maturities:

	March 31, 2018
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$3,320,225	$687,287	$19,720	$—	$4,027,232
30 to 59 days	3,471,788	413,786	15,754	—	3,901,328
60 to 89 days	2,808,509	293,799	—	—	3,102,308
90 to 119 days	1,925,898	185,900	—	—	2,111,798
120 to 364 days	5,280,124	450,239	25,650	—	5,756,013
One year and over	—	—	—	250,000	250,000
Total	$16,806,544	$2,031,011	$61,124	$250,000	$19,148,679
Weighted average borrowing rate	1.78%	3.20%	2.63%	3.94%	1.96%

	December 31, 2017
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$3,634,541	$613,500	$21,423	$—	$4,269,464
30 to 59 days	3,522,256	261,835	47,020	—	3,831,111
60 to 89 days	3,165,834	290,628	2,478	—	3,458,940
90 to 119 days	2,119,490	332,614	322	—	2,452,426
120 to 364 days	4,883,432	443,334	—	—	5,326,766
One year and over	—	—	—	112,500	112,500
Total	$17,325,553	$1,941,911	$71,243	$112,500	$19,451,207
Weighted average borrowing rate	1.53%	2.98%	2.15%	3.78%	1.69%

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	March 31, 2018	December 31, 2017
Available-for-sale securities, at fair value	$19,955,664	$19,780,175
Mortgage servicing rights, at fair value	688,078	424,740
Cash and cash equivalents	—	15,000
Restricted cash	456,453	417,018
Due from counterparties	81,860	773,422
Derivative assets, at fair value	81,563	90,895
Total	$21,263,618	$21,501,250

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Barclays Capital Inc.	$2,296,533	$268,001	8%	120	$1,958,741	$275,128	8%	93
All other counterparties (2)	16,852,146	1,473,488	42%	94	17,492,466	1,467,995	41%	82
Total	$19,148,679	$1,741,489			$19,451,207	$1,743,123
____________________

(1)
Represents the net carrying value of the assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases are not included in the amounts presented above. The Company did not have any such payables at March 31, 2018 or December 31, 2017.

(2)	Represents amounts outstanding with 27 and 26 counterparties at March 31, 2018 and December 31, 2017, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 14. Federal Home Loan Bank of Des Moines Advances
The Company’s wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of March 31, 2018 and December 31, 2017, TH Insurance had $0.9 billion and $1.2 billion in outstanding secured advances with a weighted average borrowing rate of 2.13% and 1.79%, respectively. As of March 31, 2018 and December 31, 2017, TH Insurance had an additional $2.7 billion and $2.2 billion of available uncommitted capacity for borrowings, respectively, insofar as TH Insurance holds adequate total assets to support a new advance. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
The ability to borrow from the FHLB is subject to the Company’s continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB. Each advance requires approval by the FHLB and is secured by collateral in accordance with the FHLB’s credit and collateral guidelines, as may be revised from time to time by the FHLB. Eligible collateral may include conventional 1-4 family residential mortgage loans, Agency RMBS and certain non-Agency securities with a rating of A and above.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

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
At March 31, 2018 and December 31, 2017, FHLB advances had the following remaining maturities:

(in thousands)	March 31, 2018	December 31, 2017
≤ 1 year	$—	$—
> 1 and ≤ 3 years	815,024	815,024
> 3 and ≤ 5 years	—	—
> 5 and ≤ 10 years	—	—
> 10 years	50,000	400,000
Total	$865,024	$1,215,024

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of FHLB advances:

(in thousands)	March 31, 2018	December 31, 2017
Available-for-sale securities, at fair value	$903,047	$1,210,715
Due from counterparties	—	62,959
Total	$903,047	$1,273,674

The FHLB retains the right to mark the underlying collateral for FHLB advances to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral. In addition, as a condition to membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB. At March 31, 2018 and December 31, 2017, the Company had stock in the FHLB totaling $40.8 million and $53.8 million, respectively, which is included in other assets on the condensed consolidated balance sheets. FHLB stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLB. Accordingly, when evaluating FHLB stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of March 31, 2018 and December 31, 2017, the Company had not recognized an impairment charge related to its FHLB stock.

Note 15. Revolving Credit Facilities
To finance MSR, the Company has entered into revolving credit facilities collateralized by the value of the MSR pledged. As of March 31, 2018 and December 31, 2017, the Company had outstanding short-term borrowings under revolving credit facilities of $20.0 million and $20.0 million with a weighted average borrowing rate of 5.67% and 5.14% and weighted average remaining maturities of 261 and 351 days, respectively.
Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of March 31, 2018 and December 31, 2017, MSR with a carrying value of $138.4 million and $159.5 million, respectively, was pledged as collateral for the Company’s future payment obligations under its revolving credit facilities. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

Note 16. Convertible Senior Notes
On January 19, 2017, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022. The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in January 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of both March 31, 2018 and December 31, 2017, the notes had a conversion rate of 61.4698 shares of common stock per $1,000 principal amount of the notes. The outstanding amount due on the convertible senior notes as of March 31, 2018 and December 31, 2017 was $283.1 million and $282.8 million, respectively, net of deferred issuance costs.

Note 17. Stockholders’ Equity
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

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
Distributions to Preferred Stockholders
The following table presents cash dividends declared by the Company on its preferred stock since their issuances:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Preferred Share
Series A Preferred Stock:
March 20, 2018	April 12, 2018	April 27, 2018	$0.50781
December 14, 2017	January 12, 2018	January 29, 2018	$0.50781
September 14, 2017	October 12, 2017	October 27, 2017	$0.50781
June 15, 2017	July 12, 2017	July 27, 2017	$0.75043
Series B Preferred Stock:
March 20, 2018	April 12, 2018	April 27, 2018	$0.47656
December 14, 2017	January 12, 2018	January 29, 2018	$0.47656
September 14, 2017	October 12, 2017	October 27, 2017	$0.51892
Series C Preferred Stock:
March 20, 2018	April 12, 2018	April 27, 2018	$0.45313
December 14, 2017	January 12, 2018	January 29, 2018	$0.30208

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

As of March 31, 2018, the Company had 175,434,778 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the three months ended March 31, 2018 and 2017:

Number of common shares
Common shares outstanding, December 31, 2016	173,826,163
Issuance of common stock	5,633
Issuance of restricted stock (1)	624,711
Common shares outstanding, March 31, 2017	174,456,507

Common shares outstanding, December 31, 2017	174,496,587
Issuance of common stock	4,921
Issuance of restricted stock (1)	933,270
Common shares outstanding, March 31, 2018	175,434,778
____________________

(1)
Represents shares of restricted stock granted under the Second Restated 2009 Equity Incentive Plan, net of forfeitures, of which 1,739,397 restricted shares remained subject to vesting requirements at March 31, 2018.

Distributions to Common Stockholders
The following table presents cash dividends declared by the Company on its common stock from December 31, 2016 through March 31, 2018:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share
March 20, 2018	April 2, 2018	April 27, 2018	$0.47
December 14, 2017	December 26, 2017	December 29, 2017	$0.47
September 14, 2017	September 29, 2017	October 27, 2017	$0.52
June 15, 2017	June 30, 2017	July 27, 2017	$0.52
March 14, 2017	March 31, 2017	April 27, 2017	$0.50

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
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 3,750,000 shares of the Company’s common stock. As of March 31, 2018, 204,062 shares have been issued under the plan for total proceeds of approximately $4.0 million, of which 4,921 and 5,633 shares were issued for total proceeds of $0.1 million and $0.1 million during the three months ended March 31, 2018 and 2017, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

Share Repurchase Program
The Company’s share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of March 31, 2018, a total of 12,067,500 shares had been repurchased by the Company under the program for an aggregate cost of $200.4 million. No shares were repurchased during the three months ended March 31, 2018 and 2017.
At-the-Market Offering
The Company has entered into an equity distribution agreement under which the Company may sell up to an aggregate of 10,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of March 31, 2018, 3,792,935 shares of common stock have been sold under the equity distribution agreement for total accumulated net proceeds of approximately $77.6 million. No shares were sold during the three months ended March 31, 2018 and 2017.
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income at March 31, 2018 and December 31, 2017 was as follows:

(in thousands)	March 31, 2018	December 31, 2017
Available-for-sale securities
Unrealized gains	$475,023	$475,694
Unrealized losses	(475,069)	(140,881)
Accumulated other comprehensive (loss) income	$(46)	$334,813

Reclassifications out of Accumulated Other Comprehensive (Loss) Income
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive income to net income upon the recognition of any other-than-temporary impairments and realized gains and losses on sales, net of income tax effects, as individual securities are impaired or sold. The following table summarizes reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2018 and 2017:

	Affected Line Item in the Condensed Consolidated Statements of Comprehensive (Loss) Income	Amount Reclassified out of Accumulated Other Comprehensive (Loss) Income
		Three Months Ended
(in thousands)		March 31,
		2018	2017
Other-than-temporary impairments on AFS securities	Total other-than-temporary impairment losses	$94	$—
Realized (gains) losses on sales of certain AFS securities, net of tax	Loss on investment securities	(1,329)	9,313
Total		$(1,235)	$9,313

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

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

Note 18. Equity Incentive Plan
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
All per share amounts, common shares outstanding and restricted shares for all periods presented reflect the Company’s one-for-two reverse stock split effected on November 1, 2017 (refer to Note 17 - Stockholders’ Equity for additional information).
During the three months ended March 31, 2018 and 2017, the Company granted 941,371 and 637,286 shares of restricted common stock, respectively, to key employees of PRCM Advisers pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $15.12 and $17.48 per share on grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. However, as the cost of these awards is measured at fair value at each reporting date based on the price of the Company’s stock as of period end in accordance with ASC 505, Equity, or ASC 505, the fair value of these awards as of March 31, 2018 was $15.37 per share based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

The following table summarizes the activity related to restricted common stock for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	1,284,010	$17.15	1,319,712	$17.10
Granted	941,371	15.12	637,286	17.48
Vested	(477,883)	(16.16)	(471,088)	(16.83)
Forfeited	(8,101)	(15.61)	(12,574)	(18.57)
Outstanding at End of Period	1,739,397	$16.33	1,473,336	$17.34

For the three months ended March 31, 2018 and 2017, the Company recognized compensation related to restricted common stock granted pursuant to the Plan of $2.3 million and $4.0 million, respectively.

Note 19. Income Taxes
The TCJA significantly revises the U.S. corporate income tax laws by, among other things, lowering the federal income tax rate applicable to corporations from 35% to 21% and repealing the corporate alternative minimum tax. The Company has not completed its determination of the accounting implications of the TCJA on its tax accruals. However, the Company reasonably estimated the effects of the TCJA and recognized a tax provision of $17.5 million in its financial statements as of December 31, 2017. This amount represents the remeasurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%. The TCJA requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the TCJA and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the TCJA will be applied or otherwise administered that is different from the Company’s interpretation. As the Company completes its analysis of the TCJA, collects and prepares necessary data, and interprets any additional guidance, it may make adjustments to the provisional amounts. Those adjustments may materially impact the Company’s provision for income taxes in the period in which the adjustments are made.
For the three months ended March 31, 2018 and 2017, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C-corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
During the three months ended March 31, 2018, the Company’s TRSs recognized a provision for income taxes of $3.8 million, which was primarily due to gains recognized on MSR, offset by net losses incurred on derivative instruments held in the Company’s TRSs. During the three months ended March 31, 2017, the Company’s TRSs recognized a benefit from income taxes of $24.5 million, which was primarily due to realized losses on sales of AFS securities and net losses incurred on derivative instruments held in the Company’s TRSs. As of March 31, 2018 and December 31, 2017, a $2.3 million and a $2.7 million valuation allowance was recorded, respectively, because the Company determined that it is more likely than not that the associated deferred tax asset will not be realized.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

Note 20. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three months ended March 31, 2018 and 2017. All per share amounts, common shares outstanding and restricted shares for all periods presented reflect the Company’s one-for-two reverse stock split effected on November 1, 2017 (refer to Note 17 - Stockholders’ Equity for additional information).

	Three Months Ended
	March 31,
(in thousands, except share data)	2018	2017
Numerator:
Net income from continuing operations	$334,809	$58,531
Income from discontinued operations, net of tax	—	13,454
Net income	334,809	71,985
Dividends on preferred stock	13,747	—
Net income attributable to common stockholders - basic	321,062	71,985
Interest expense attributable to convertible notes (1)	4,701	—
Net income attributable to common stockholders - diluted	$325,763	$71,985
Denominator:
Weighted average common shares outstanding	173,552,675	172,826,530
Weighted average restricted stock shares	1,593,289	1,455,435
Basic weighted average shares outstanding	175,145,964	174,281,965
Effect of dilutive shares issued in an assumed conversion	17,672,567	—
Diluted weighted average shares outstanding	192,818,531	174,281,965
Basic Earnings Per Share:
Continuing operations	$1.83	$0.33
Discontinued operations	—	0.08
Net income	$1.83	$0.41
Diluted Earnings Per Share:
Continuing operations	$1.69	$0.33
Discontinued operations	—	0.08
Net income	$1.69	$0.41
___________________

(1)	Includes a nondiscretionary adjustment for the assumed change in the management fee calculation.

For the three months ended March 31, 2017, excluded from the calculation of diluted earnings per share is the effect of adding back $3.8 million of interest expense, net of a nondiscretionary adjustment for the assumed change in the management fee calculation, and 11,500,000 weighted average common share equivalents, respectively, related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

Note 21. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with its management agreement with PRCM Advisers, the Company incurred $11.7 million and $9.8 million as a management fee to PRCM Advisers for the three months ended March 31, 2018 and 2017, respectively, which represents approximately 1.5% of stockholders’ equity on an annualized basis as defined by the management agreement. For purposes of calculating the management fee, stockholders’ equity is adjusted to exclude the consolidated stockholders’ equity of Granite Point and its subsidiaries previously included in the Company’s condensed consolidated balance sheet and any common stock repurchases, as well as any unrealized gains, losses or other items that do not affect realized net income, among other adjustments, in accordance with the management agreement. In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $6.8 million and $4.2 million for the three months ended March 31, 2018 and 2017, respectively.
The Company has direct relationships with the majority of its third-party vendors. The Company will continue to have certain costs allocated to it by PRCM Advisers for compensation, data services, technology and certain office lease payments, but most direct expenses with third-party vendors are paid directly by the Company.
The Company recognized $2.3 million and $4.0 million of compensation during the three months ended March 31, 2018 and 2017, respectively, related to restricted common stock issued to employees of PRCM Advisers and the Company’s independent directors pursuant to the Plan. See Note 18 - Equity Incentive Plan for additional information.
During the year ended December 31, 2017, the Company purchased 1,658,008 shares of Granite Point common stock in the open market for a cost of $30.0 million. These equity securities are carried at fair value and reported in other assets on the condensed consolidated balance sheets. As of March 31, 2018 and December 31, 2017, the carrying value of the equity securities was $27.4 million and $29.4 million, which included $2.6 million and $0.6 million in unrealized losses, respectively.

Note 22. Subsequent Events
On April 26, 2018, the Company announced that it had entered into a definitive merger agreement under which the Company would acquire CYS Investments, Inc., or CYS, a Maryland corporation investing in primarily Agency RMBS and treated as a REIT for U.S. federal income tax purposes. In connection with the merger, CYS stockholders will exchange their shares of CYS common stock for newly issued shares of Two Harbors common stock as well as aggregate cash consideration of $15.0 million. The number of Two Harbors shares issued will be based on an exchange ratio to be determined by dividing 96.75% of CYS’ adjusted book value per share by 94.20% of the Company’s adjusted book value per share. The actual exchange ratio for the merger will be publicly announced at least five business days prior to the required stockholder votes on the merger. The completion of the merger is subject to the satisfaction of certain customary conditions, and is subject to the approval of the stockholders of both the Company and CYS. The companies expect the transaction to close in the third quarter of 2018.
In connection with the merger, the Management Agreement dated as of October 28, 2009, as amended, among the Company, Two Harbors Operating Company LLC and PRCM Advisers was amended to (i) reduce PRCM Advisers’ base management fee with respect to the additional equity under management resulting from the merger to 0.75% from the effective time through the first anniversary of the effective time and (ii) for the fiscal quarter in which closing of the merger occurs, to make a one-time downward adjustment of Pine River’s management fees payable by Two Harbors for such quarter by $15.0 million to offset the cash consideration payable to stockholders of CYS, plus an additional downward adjustment of up to $3.3 million for certain transaction-related expenses.
Events subsequent to March 31, 2018, were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2017.

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
As opportunities in the residential mortgage marketplace change, we continue to evolve our business model. From a capital allocation perspective, we expect to continue to increase our allocation towards MSR over time and allocate capital towards Agency RMBS based on opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. Within our non-Agency securities portfolio, we have a substantial emphasis on “legacy” securities, which include securities issued prior to 2009. We have also allocated capital towards “new issue” non-Agency securities, which we believe have enabled us to find attractive returns and further diversify our non-Agency securities portfolio. In addition, we continue to hold certain securities from our previously consolidated securitization trusts.
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
On April 26, 2018, we announced that we had entered into a definitive merger agreement under which we would acquire CYS Investments, Inc., or CYS, a Maryland corporation investing in primarily Agency RMBS and treated as a REIT for U.S. federal income tax purposes. In connection with the merger, CYS stockholders will exchange their shares of CYS common stock for newly issued shares of Two Harbors common stock as well as aggregate cash consideration of $15.0 million. The number of Two Harbors shares issued will be based on an exchange ratio to be determined by dividing 96.75% of CYS’ adjusted book value per share by 94.20% of our adjusted book value per share. The actual exchange ratio for the merger will be publicly announced at least five business days prior to the required stockholder votes on the merger. The completion of the merger is subject to the satisfaction of certain customary conditions, and is subject to the approval of stockholders of both Two Harbors and CYS. We expect the transaction to close in the third quarter of 2018.
We believe our investment model allows management to allocate capital across various sectors within the mortgage market, with a focus on asset selection and the implementation of a relative value investment approach. Our capital allocation decisions factor in the opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, capital allocation reflects management’s flexible approach to investing in the marketplace. The following table provides our capital allocation in each of our investment strategies as of March 31, 2018 and the four immediately preceding period ends:

	As of
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Rates strategy	69%	68%	55%	54%	58%
Credit strategy	31%	32%	29%	28%	27%
Commercial strategy (1)	—%	—%	16%	18%	15%
____________________

(1)	Represents capital allocated to our controlling interest in Granite Point’s commercial strategy, included in discontinued operations.

As our capital allocation shifts, our annualized yields and cost of financing shift. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts (e.g., uncertainty of prepayment speeds, extension risk and credit events).
For the three months ended March 31, 2018, our net yield realized on the portfolio was lower than recent periods due to an increase in our cost of financing as a result of increases in LIBOR and correlated borrowing rates offered by counterparties, offset by increases in yields on MSR as a result of portfolio growth. The following table provides the average annualized yield on our assets, including Agency RMBS, non-Agency securities, MSR, residential mortgage loans held-for-investment, net of collateralized borrowings, in securitization trusts, and residential mortgage loans held-for-sale for the three months ended March 31, 2018, and the four immediately preceding quarters:

	Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Average annualized portfolio yield (1)	3.77%	3.69%	3.66%	3.75%	3.78%
Cost of financing (2)	1.84%	1.72%	1.68%	1.52%	1.46%
Net portfolio yield	1.93%	1.97%	1.98%	2.23%	2.32%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

We seek to deploy moderate leverage as part of our investment strategy. We generally finance our Agency RMBS and non-Agency securities through short- and long-term borrowings structured as repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. We also finance our MSR through repurchase agreements and revolving credit facilities. In addition, in January 2017, we closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022. The notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of our common stock. The notes will mature in January 2022, unless earlier converted or repurchased in accordance with their terms. We do not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses. The majority of these proceeds were used to help fund our MSR assets, which previously had largely been funded with cash. As of March 31, 2018, the notes had a conversion rate of 61.4698 shares of common stock per $1,000 principal amount of the notes.
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
We have elected to be treated as a REIT for U.S. federal income tax purposes. To qualify as a REIT we are required to meet certain investment and operating tests and annual distribution requirements. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders, do not participate in prohibited transactions and maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated certain of our subsidiaries as taxable REIT subsidiaries, or TRSs, as defined in the Code, to engage in such activities. We also operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act. While we do not currently originate or service residential mortgage loans, certain of our subsidiaries have obtained the requisite licenses and approvals to purchase and sell residential mortgage loans in the secondary market and to own and manage MSR.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2017, under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.

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

•
our entry into an agreement and plan of merger to acquire CYS, our ability and the ability of CYS to satisfy the closing conditions required to complete the transaction and our ability to realize the anticipated benefits of the transaction;

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

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our condensed consolidated balance sheets and statements of comprehensive (loss) income are significantly affected by fluctuations in market prices. At March 31, 2018, approximately 94.2% of our total assets, or $22.7 billion, consisted of financial instruments recorded at fair value. See Note 12 - Fair Value to the condensed consolidated financial statements, included in this Annual Report on Form 10-K, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. Although markets for asset-backed securities, including RMBS, have modestly stabilized since the severe dislocations experienced as a result of the 2008 Financial Crisis, these markets continue to experience volatility and, as a result, our assets and liabilities will be subject to valuation adjustment as well as changes in the inputs we use to measure fair value.
Any temporary change in the fair value of our available-for-sale, or AFS, securities, excluding Agency interest-only mortgage-backed securities, is recorded as a component of accumulated other comprehensive (loss) income and does not impact our earnings. Our reported earnings for U.S. GAAP purposes, or GAAP net income, is affected, however, by fluctuations in market prices on the remainder of our financial assets and liabilities recorded at fair value, including interest rate swap and swaption agreements and certain other derivative instruments (i.e., TBAs, put and call options for TBAs, Markit IOS total return swaps and inverse interest-only securities), which are accounted for as derivative trading instruments under U.S. GAAP, Agency interest-only mortgage-backed securities, MSR, residential mortgage loans held-for-sale and equity securities.
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

Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. The Company classified 6.2% of its total assets as Level 3 fair value assets at March 31, 2018.

Market Conditions and Outlook
The key macroeconomic factors that impact our business are U.S. residential property prices, national employment rates and the interest rate environment. Home prices increased modestly during the first quarter of 2018 and are expected to gradually appreciate over the next several years. Employment market conditions remain solid as jobless claims, unemployment and payroll data are showing stability, although new job creation has yet to generate meaningful wage growth. Other than LTV ratios and cash reserves, we believe employment is the most powerful determinant of homeowners’ ongoing likelihood to pay their mortgages. Home price performance and employment are particularly important to our non-Agency portfolio.
The Federal Reserve has continued to modestly raise the federal funds target rate, noting a roughly balanced outlook. At the same time, due in part to the absence of meaningful inflation, longer term rates in the U.S. have not been increasing as quickly as short term rates, thus leading to a flattening of the interest rate curve. The Trump administration continues to focus on several issues that could impact interest rates, the U.S. economy and U.S. businesses, including but not limited to deregulation, fiscal spending measures and trade. While there is much uncertainty regarding the timing and specifics of many policy changes, any such actions could affect our business. While interest rates have increased, they are still at historically low levels, and the Federal Reserve has reiterated it will take a measured and conservative approach to future interest rate decisions. While the Federal Reserve has begun to reduce its mortgage-backed securities holdings in the near term, the plan continues to focus on a gradual approach which reduces reinvestment of principal and interest but with a capped amount that increases over time.
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
The following table provides the carrying value of our securities portfolio by product type:

(dollars in thousands)	March 31, 2018		December 31, 2017
Agency
Fixed Rate	$18,020,641	85.2%	$18,215,505	85.5%
Hybrid ARM	21,523	0.1%	23,220	0.1%
Total Agency	18,042,164	85.3%	18,238,725	85.6%
Agency Derivatives	81,628	0.4%	90,975	0.4%
Non-Agency
Senior	2,026,035	9.6%	1,956,145	9.2%
Mezzanine	916,877	4.3%	960,865	4.5%
Interest-only securities	74,301	0.4%	65,084	0.3%
Total Non-Agency	3,017,213	14.3%	2,982,094	14.0%
Total	$21,141,005		$21,311,794

Prepayment speeds and volatility due to interest rates
Our Agency RMBS portfolio is subject to inherent prepayment risk. We seek to offset a portion of our Agency pool exposure to prepayment speeds through our MSR and interest-only Agency RMBS portfolios. Generally, a decline in interest rates that leads to rising prepayment speeds will cause the market value of our interest-only securities and MSR to deteriorate, and our fixed coupon Agency pools to increase. The inverse relationship occurs when interest rates increase and prepayments slow. As previously discussed, despite the Federal Reserve raising rates throughout 2017 and in early 2018, the low interest rate environment is expected to persist in the near term. However, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, could cause prepayment speeds to increase on many RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios, including an overall faster prepayment environment.
The following table provides the three-month weighted average constant prepayment rate, or CPR, on our Agency RMBS for the three months ended March 31, 2018, and the four immediately preceding quarters:

	Three Months Ended
Agency RMBS	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Weighted Average CPR	7.0%	7.6%	8.0%	8.0%	5.6%

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
The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	March 31, 2018
(dollars in thousands)	Principal/ Current Face	Carrying Value	% of Agency Portfolio	% Prepayment Protected	Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
3.0-3.5%	$3,982,815	$4,004,080	22.1%	96.7%	3.5%	$4,168,059	15
4.0-4.5%	12,645,638	13,172,823	72.7%	100.0%	4.2%	13,469,381	18
≥ 5%	377,994	415,450	2.3%	100.0%	5.5%	406,900	105
	17,006,447	17,592,353	97.1%	99.2%	4.1%	18,044,340	20
15-Year & Other Fixed	239,654	233,970	1.3%	0.5%	4.9%	235,436	156
Hybrid ARM	20,229	21,523	0.1%	—%	5.0%	21,322	169
Interest-only	3,115,095	194,318	1.1%	—%	2.1%	224,298	81
Agency Derivatives	558,942	81,628	0.4%	—%	4.6%	82,250	166
Total Agency RMBS	$20,940,367	$18,123,792	100.0%	96.3%		$18,607,646

	December 31, 2017
(dollars in thousands)	Principal/ Current Face	Carrying Value	% of Agency Portfolio	% Prepayment Protected	Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
3.0-3.5%	$4,370,847	$4,509,743	24.6%	95.9%	3.5%	$4,569,946	13
4.0-4.5%	11,990,911	12,764,960	69.7%	99.1%	4.2%	12,812,335	17
≥ 5%	453,054	500,880	2.7%	100.0%	5.4%	489,312	90
	16,814,812	17,775,583	97.0%	98.3%	4.1%	17,871,593	18
15-Year & Other Fixed	245,383	244,834	1.3%	0.6%	4.9%	242,033	153
Hybrid ARM	21,654	23,220	0.1%	—%	5.0%	22,831	166
Interest-only	2,941,772	195,088	1.1%	—%	2.2%	223,289	77
Agency Derivatives	588,246	90,975	0.5%	—%	4.9%	86,734	163
Total Agency RMBS	$20,611,867	$18,329,700	100.0%	95.4%		$18,446,480

Our non-Agency securities yields are expected to increase if prepayment rates on such assets exceed our prepayment assumptions. To the extent that prepayment speeds increase due to macroeconomic factors, we expect to benefit from the ability to recognize the income from the heavily discounted prices that principally arose from credit or payment default expectations.
The following tables provide net unamortized discount/premium information on our non-Agency securities portfolio:

	March 31, 2018
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost
Principal and interest securities
Senior	$2,675,944	$2,315	$(428,398)	$(595,919)	$1,653,942
Mezzanine	1,131,775	466	(228,850)	(116,098)	787,293
Total P&I securities	3,807,719	2,781	(657,248)	(712,017)	2,441,235
Interest-only	5,495,775	73,619	—	—	73,619
Total Non-Agency	$9,303,494	$76,400	$(657,248)	$(712,017)	$2,514,854

	December 31, 2017
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost
Principal and interest securities
Senior	$2,552,972	$2,435	$(424,580)	$(534,160)	$1,596,667
Mezzanine	1,205,162	322	(251,453)	(119,453)	834,578
Total P&I securities	3,758,134	2,757	(676,033)	(653,613)	2,431,245
Interest-only	5,614,925	65,667	—	—	65,667
Total Non-Agency	$9,373,059	$68,424	$(676,033)	$(653,613)	$2,496,912

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
As of March 31, 2018, we had entered into repurchase agreements with 34 counterparties, 28 of which had outstanding balances at March 31, 2018. In addition, we held long-term secured advances from the FHLB, short-term borrowings under revolving credit facilities and long-term unsecured convertible senior notes. As of March 31, 2018, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 5.9:1.0.
As of March 31, 2018, we held $388.4 million in cash and cash equivalents, approximately $1.6 million of unpledged Agency securities and derivatives and $199.1 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $140.7 million. As of March 31, 2018, we held approximately $474.5 million of unpledged MSR and had an overall estimated unused borrowing capacity on MSR financing facilities of $220.0 million. We also held approximately $29.4 million of unpledged residential mortgage loans held-for-sale, for which we had no unused borrowing capacity. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided or the inability to meet lenders’ eligibility requirements for specific types of asset classes. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than if we carried higher leverage.
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

Our GAAP net income attributable to common stockholders was $321.1 million ($1.69 per diluted weighted average share) for the three months ended March 31, 2018, as compared to GAAP net income attributable to common stockholders of $72.0 million ($0.41 per diluted weighted average share) for the three months ended March 31, 2017.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding Agency interest-only securities, do not impact our GAAP net income or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive (loss) income.” As a result of this fair value accounting through stockholders’ equity, we expect our net income to have less significant fluctuations and result in less U.S. GAAP to taxable income timing differences, than if the portfolio were accounted for as trading instruments. For the three months ended March 31, 2018, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $344.8 million. This, combined with GAAP net income attributable to common stockholders of $321.1 million, resulted in comprehensive loss attributable to common stockholders of $23.7 million for the three months ended March 31, 2018. For the three months ended March 31, 2017, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $73.8 million. This, combined with GAAP net income attributable to common stockholders of $72.0 million, resulted in comprehensive income attributable to common stockholders of $145.7 million for the three months ended March 31, 2017.
Our book value per common share for U.S. GAAP purposes was $15.63 at March 31, 2018, a decrease from $16.31 book value per common share at December 31, 2017. During this three month period, we declared common dividends of $82.5 million and recognized comprehensive loss attributable to common stockholders of $23.7 million, which drove the overall decrease in book value.

The following tables present the components of our comprehensive (loss) income for the three months ended March 31, 2018 and 2017:

(in thousands, except share data)	Three Months Ended
Income Statement Data:	March 31,
	2018	2017
Interest income:
Available-for-sale securities	$190,716	$135,327
Residential mortgage loans held-for-investment in securitization trusts	—	31,628
Residential mortgage loans held-for-sale	307	398
Other	2,996	1,801
Total interest income	194,019	169,154
Interest expense:
Repurchase agreements	86,580	32,256
Collateralized borrowings in securitization trusts	—	25,386
Federal Home Loan Bank advances	4,458	8,793
Revolving credit facilities	804	429
Convertible senior notes	4,718	3,821
Total interest expense	96,560	70,685
Net interest income	97,459	98,469
Other-than-temporary impairment losses	(94)	—
Other income (loss):
Loss on investment securities	(20,671)	(52,352)
Servicing income	71,190	39,773
Gain (loss) on servicing asset	71,807	(14,565)
Gain on interest rate swap and swaption agreements	150,545	9,927
Gain (loss) on other derivative instruments	8,053	(27,864)
Other income	1,058	9,496
Total other income (loss)	281,982	(35,585)
Expenses:
Management fees	11,708	9,808
Servicing expenses	14,554	5,298
Other operating expenses	14,492	13,764
Total expenses	40,754	28,870
Income from continuing operations before income taxes	338,593	34,014
Provision for (benefit from) income taxes	3,784	(24,517)
Net income from continuing operations	334,809	58,531
Income from discontinued operations, net of tax	—	13,454
Net income	334,809	71,985
Dividends on preferred stock	13,747	—
Net income attributable to common stockholders	$321,062	$71,985

(in thousands)	Three Months Ended
Income Statement Data:	March 31,
	2018	2017
Basic earnings per weighted average share:
Continuing operations	$1.83	$0.33
Discontinued operations	—	0.08
Net income	$1.83	$0.41
Diluted earnings per weighted average share:
Continuing operations	$1.69	$0.33
Discontinued operations	—	0.08
Net income	$1.69	$0.41
Dividends declared per common share	$0.47	$0.50
Weighted average number of shares of common stock:
Basic	175,145,964	174,281,965
Diluted	192,818,531	174,281,965
Comprehensive (loss) income:
Net income	$334,809	$71,985
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(344,777)	73,762
Other comprehensive (loss) income	(344,777)	73,762
Comprehensive (loss) income	(9,968)	145,747
Dividends on preferred stock	13,747	—
Comprehensive (loss) income attributable to common stockholders	$(23,715)	$145,747

(in thousands)	March 31, 2018	December 31, 2017
Balance Sheet Data:
	(unaudited)
Available-for-sale securities	$21,059,377	$21,220,819
Mortgage servicing rights	$1,301,023	$1,086,717
Total assets	$24,077,165	$24,789,313
Repurchase agreements	$19,148,679	$19,451,207
Federal Home Loan Bank advances	$865,024	$1,215,024
Total stockholders’ equity	$3,467,685	$3,571,424

Results of Operations
The following analysis focuses on financial results during the three months ended March 31, 2018 and 2017.
Interest Income
Interest income increased from $169.2 million for the three months ended March 31, 2017 to $194.0 million for the same period in 2018 due to the growth of our AFS securities portfolio, offset by sales of retained interests from our on-balance sheet securitizations resulting in the deconsolidation of all securitization trusts in the fourth quarter of 2017.
Interest Expense
Interest expense increased from $70.7 million for the three months ended March 31, 2017 to $96.6 million for the same period in 2018 due to increased financing on AFS securities and MSR due to portfolio growth, an increase in the proportion of total borrowings financed through repurchase agreements (relative to FHLB advances) and increases in the borrowing rates offered by counterparties, offset by sales of retained interests from our on-balance sheet securitizations resulting in the deconsolidation of all securitization trusts in the fourth quarter of 2017.

Net Interest Income
The following table presents the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by liability and/or collateral type, and net interest income and average annualized net interest rate spread for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Agency available-for-sale securities	$18,335,230	$140,729	3.1%	$13,129,586	$98,898	3.0%
Non-Agency available-for-sale securities	2,506,443	49,987	8.0%	1,620,804	36,429	9.0%
Residential mortgage loans held-for-investment in securitization trusts	—	—	—%	3,248,979	31,628	3.9%
Residential mortgage loans held-for-sale	32,099	307	3.8%	39,882	398	4.0%
Other		2,996			1,801
Total interest income/net asset yield	$20,873,772	$194,019	3.7%	$18,039,251	$169,154	3.8%
Interest-bearing liabilities
Repurchase agreements, FHLB advances, revolving credit facilities and borrowings in securitization trusts collateralized by:
Agency available-for-sale securities	$17,605,519	$72,984	1.7%	$12,439,130	$29,883	1.0%
Non-Agency available-for-sale securities	2,020,125	15,597	3.1%	1,234,918	8,501	2.8%
Residential mortgage loans held-for-investment in securitization trusts	—	—	—%	3,180,996	26,278	3.3%
Agency derivatives (3)	65,345	395	2.4%	92,613	423	1.8%
Mortgage servicing rights (4)	220,333	2,866	5.2%	28,444	429	6.0%
Other unassignable:
Convertible senior notes	282,982	4,718	6.7%	241,469	3,821	6.3%
Other		—			1,350
Total interest expense/cost of funds	$20,194,304	96,560	1.9%	$17,217,570	70,685	1.6%
Net interest income/spread (5)		$97,459	1.8%		$98,469	2.2%
____________________

(1)
Average asset balance represents average amortized cost on AFS securities and Agency Derivatives and average unpaid principal balance, adjusted for purchase price changes, on residential mortgage loans held-for-investment in securitization trusts and residential mortgage loans held-for-sale.

(2)
Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in gain on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive (loss) income. For the three months ended March 31, 2018, our total average cost of funds on the assets assigned as collateral for borrowings shown in the table above, including interest spread expense associated with interest rate swaps, was 1.9%, compared to 1.8% for the same period in 2017.

(3)	Yields on Agency Derivatives not shown as interest income is included in gain (loss) on other derivative instruments in the condensed consolidated statements of comprehensive (loss) income.

(4)	Yields on mortgage servicing rights not shown as these assets do not earn interest.

(5)
Net interest spread does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in gain on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive (loss) income. For the three months ended March 31, 2018, our total average net interest rate spread on the assets and liabilities shown in the table above, including interest spread expense associated with interest rate swaps, was 1.8%, compared to 2.0% for the same period in 2017.

The increase in yields on Agency AFS securities for the three months ended March 31, 2018, as compared to the same period in 2017, was predominantly driven by purchases of pools with higher yields and sales of pools with lower yields. The increase in cost of funds associated with the financing of Agency AFS securities for the three months ended March 31, 2018, as compared to the same period in 2017, was the result of an increase in the proportion of total borrowings financed through repurchase agreements (relative to longer term FHLB advances, which have lower interest rates) and increases in the borrowing rates offered by repurchase agreement counterparties.

The decrease in yields on non-Agency securities for the three months ended March 31, 2018, as compared to the same period in 2017, was predominantly driven by purchases of non-Agency securities at lower yields than our existing portfolio. The increase in cost of funds associated with the financing of non-Agency AFS securities for the three months ended March 31, 2018, as compared to the same period in 2017, was the result of increases in the borrowing rates offered by counterparties.
During the fourth quarter of 2017, we sold all of the subordinated securities retained from our previous securitization transactions thereby causing the deconsolidation of the securitization trusts and the associated residential mortgage loans held-for-investment and collateralized borrowings from our consolidated balance sheet.
The decrease in yields on residential mortgage loans held-for-sale for the three months ended March 31, 2018, as compared to the same period in 2017, was due to an increase in delinquencies on credit sensitive and Ginnie Mae buyout residential mortgage loans. We did not have any financing of residential mortgage loans held-for-sale in place for the three months ended March 31, 2018 and 2017.
The increase in cost of funds associated with the financing of Agency Derivatives for the three months ended March 31, 2018, as compared to the same period in 2017, was the result of increases in the borrowing rates offered by counterparties.
The decrease in cost of funds associated with the financing of MSR for the three months ended March 31, 2018, as compared to the same period in 2017, was the result of an increase in the proportion of total borrowings financed through repurchase agreements (relative to revolving credit facilities, which have higher interest rates).
Our convertible senior notes were issued in January 2017, are unsecured and pay interest semiannually at a rate of 6.25% per annum. The increase cost of funds associated with our convertible senior notes for the three months ended March 31, 2018, as compared to the same period in 2017, was the result of higher amortization of deferred debt issuance costs.
The following table presents the components of the yield earned by investment type on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.0%	4.4%	4.1%	3.9%	3.5%	3.9%
Net (premium amortization) discount accretion	(0.9)%	3.6%	(0.4)%	(0.9)%	5.5%	(0.2)%
Net yield (2)	3.1%	8.0%	3.7%	3.0%	9.0%	3.7%
____________________

(1)
Excludes Agency Derivatives. For the three months ended March 31, 2018, the average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.1%, compared to 3.1% for the same period in 2017.

(2)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. During the three months ended March 31, 2018, we recorded $0.1 million in other-than-temporary credit impairments on one non-Agency security where its future expected cash flows were less than its amortized cost. We did not record any other-than-temporary credit impairments during the three months ended March 31, 2017. For further information about evaluating AFS securities for OTTI, refer to Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements.
Loss on Investment Securities
During the three months ended March 31, 2018 and 2017, we sold AFS securities for $2.0 billion and $2.4 billion with an amortized cost of $2.1 billion and $2.5 billion, for net realized losses of $19.6 million and $50.4 million, respectively. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that we believe have higher risk-adjusted returns.
For the three months ended March 31, 2018 and 2017, Agency interest-only mortgage-backed securities experienced a change in unrealized gains of $0.3 million and losses of $1.9 million, respectively. The increase in change in unrealized gains (decrease in losses) for the three months ended March 31, 2018, as compared to the same period in 2017, was predominantly driven by lower prepayment expectations on Agency interest-only mortgage-backed securities.
For the three months ended March 31, 2018, we recognized $0.6 million in dividend income on equity securities and experienced a change in unrealized losses of $2.0 million due to declines in the market price of the securities. We did not hold any equity securities during the three months ended March 31, 2017.

Servicing Income
For the three months ended March 31, 2018 and 2017, we recognized total servicing income from our MSR portfolio of $71.2 million and $39.8 million, respectively. These amounts include servicing fee income of $66.5 million and $38.5 million, ancillary and other fee income of $0.3 million and $0.2 million, and float income of $4.4 million and $1.1 million, respectively. The increase in servicing income for the three months ended March 31, 2018, as compared to the same period in 2017, was the result of an increase in the size of our MSR portfolio.
Gain (Loss) on Servicing Asset
For the three months ended March 31, 2018 and 2017, gain on servicing asset of $71.8 million and loss on servicing asset $14.6 million, respectively, includes a decrease in fair value of MSR due to realization of cash flows (runoff) of $29.2 million and $18.0 million, respectively, offset by an increase in fair value of MSR due to changes in valuation inputs or assumptions of $100.7 million and $3.2 million, respectively. Additionally, we recognized gains on sales of MSR of $0.3 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. The increase in gain (decrease in loss) on servicing asset for the three months ended March 31, 2018, as compared to the same period in 2017, was predominantly driven by a decrease in prepayment speed assumptions, offset by higher portfolio runoff during the three months ended March 31, 2018 due to an increase in the size of our MSR portfolio.
Gain on Interest Rate Swap and Swaption Agreements
For the three months ended March 31, 2018 and 2017, we recognized $3.8 million of income and $7.9 million of expenses, respectively, for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The income/expenses result from paying either a fixed interest rate or LIBOR interest and receiving either LIBOR interest or a fixed interest rate on an average $27.8 billion and $18.7 billion notional, respectively, held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk.
During the three months ended March 31, 2018 and 2017, we terminated, had agreements mature or had options expire on 63 and 32 interest rate swap and swaption positions of $39.9 billion and $18.9 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $6.9 million and $7.2 million in full settlement of our net interest spread asset/liability and recognized $92.5 million and $66.0 million in realized gains on the swaps and swaptions for the three months ended March 31, 2018 and 2017, respectively, including early termination penalties. We elected to terminate certain swaps and swaptions during these periods to align with our investment portfolio.
Also included in our financial results for the three months ended March 31, 2018 and 2017, was the recognition of a change in unrealized valuation gains of $54.3 million and a change in unrealized valuation losses of $48.2 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments. The change in fair value of interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three months ended March 31, 2018 and 2017. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive (loss) income, net of tax, or to loss on investment securities, in the case of Agency interest-only securities.
The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Net interest spread	$3,809	$(7,904)
Early termination, agreement maturation and option expiration gains	92,479	66,031
Change in unrealized gain (loss) on interest rate swap and swaption agreements, at fair value	54,257	(48,200)
Gain on interest rate swap and swaption agreements	$150,545	$9,927

Gain (Loss) on Other Derivative Instruments
Included in our financial results for the three months ended March 31, 2018 and 2017, was the recognition of $8.1 million of gains and $27.9 million of losses, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, put and call options for TBAs, Markit IOS total return swaps and inverse interest-only securities. Included within these results for the three months ended March 31, 2018 and 2017, was the recognition of $2.5 million and $3.8 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $84.9 million and $105.2 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. As these derivative instruments are considered trading instruments, our financial results include both realized and unrealized gains (losses) associated with these instruments.
Other Income
For the three months ended March 31, 2018 and 2017, we recorded other income of $1.1 million and $9.5 million, which includes $0.3 million and $1.5 million of gains on residential mortgage loans held-for-sale and $0.8 million and $1.4 million of dividend income on our FHLB stock, respectively. Also included in other income for the three months ended March 31, 2017 was $13.0 million in gains on residential mortgage loans held-for-investment in securitization trusts and $6.4 million in losses on collateralized borrowings in securitization trusts. The decrease in other income for the three months ended March 31, 2018, as compared to the same period in 2017, was predominantly driven by sales of retained interests from our on-balance sheet securitizations resulting in the deconsolidation of all securitization trusts in the fourth quarter of 2017.
Management Fees
We incurred management fees of $11.7 million and $9.8 million for the three months ended March 31, 2018 and 2017, respectively, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement.
Servicing Expenses
For the three months ended March 31, 2018 and 2017, we recognized $14.6 million and $5.3 million, respectively, in servicing expenses generally related to the subservicing of MSR and residential mortgage loans. The increase in servicing expenses during the three months ended March 31, 2018, as compared to the same period in 2017, was the result of an increase in the size of our MSR portfolio as well as the release of MSR representation and warranty reserves during the three months ended March 31, 2017 due to a refinement of the reserve method.
Other Operating Expenses
For the three months ended March 31, 2018 and 2017, we recognized $14.5 million and $13.8 million of other operating expenses, which represents an annualized expense ratio of 1.6% and 1.6% of average stockholders’ equity, respectively. Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three months ended March 31, 2018 and 2017, these direct and allocated costs totaled approximately $6.8 million and $4.2 million, respectively. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer and general counsel of $1.1 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement; we do not reimburse PRCM Advisers for any expenses related to the compensation of our chief executive officer or chief investment officer. Equity based compensation expense for the three months ended March 31, 2018 and 2017 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Company’s Second Restated 2009 Equity Incentive Plan, or the Plan (see discussion in Note 18 - Equity Incentive Plan), including our chief executive officer, chief investment officer, principal financial officer and general counsel of $1.3 million and $2.2 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in amortization of restricted stock was due to the decline in our share price following the special dividend of Granite Point common stock in the fourth quarter of 2017 and resulting fair value of the unvested restricted shares.
We have direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services, technology and certain office lease payments, but most of our expenses with third-party vendors are paid directly by us.
Income Taxes
During the three months ended March 31, 2018, our TRSs recognized a provision for income taxes of $3.8 million, which was primarily due to gains recognized on MSR, offset by net losses incurred on derivative instruments held in the TRSs. During the three months ended March 31, 2017, our TRSs recognized a benefit from income taxes of $24.5 million, which was primarily due to realized losses on sales of AFS securities and net losses incurred on derivative instruments held in the TRSs. As of March 31, 2018 and December 31, 2017, a $2.3 million and a $2.7 million valuation allowance was recorded, respectively, because we determined that it is more likely than not that the associated deferred tax asset will not be realized. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.

The recently passed TCJA significantly revises the U.S. corporate income tax laws by, among other things, lowering the federal income tax rate applicable to corporations from 35% to 21% and repealing the corporate alternative minimum tax. We have not completed our determination of the accounting implications of the TCJA on our tax accruals. However, we reasonably estimated the effects of the TCJA and recognized a tax provision of $17.5 million in our financial statements as of December 31, 2017. This amount represents the remeasurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%. The TCJA requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the TCJA and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the TCJA will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the TCJA, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.
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
For the three months ended March 31, 2017, we recognized $13.5 million in income from discontinued operations, net of tax, related to Granite Point.

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

The tables below summarize certain characteristics of our Agency RMBS AFS at March 31, 2018:

	March 31, 2018
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities
Fixed	$17,246,102	$1,033,674	$18,279,776	$14,485	$(467,938)	$17,826,323	4.08%	$106.41
Hybrid ARM	20,228	1,094	21,322	318	(117)	21,523	4.95%	$107.97
Total P&I securities	17,266,330	1,034,768	18,301,098	14,803	(468,055)	17,847,846	4.08%	$106.41
Interest-only securities
Fixed	570,874	56,662	56,662	6,524	(808)	62,378	3.30%	$16.04
Fixed Other (1)	2,544,221	167,636	167,636	7,850	(43,546)	131,940	1.57%	$8.87
Total	$20,381,425	$1,259,066	$18,525,396	$29,177	$(512,409)	$18,042,164
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

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of March 31, 2018, on an annualized basis, was 7.0%.
The following table summarizes the carrying value of our floating or adjustable rate Agency RMBS AFS portfolio by the number of months until the next reset at March 31, 2018:

(in thousands)	March 31, 2018
0-12 months	$21,295
13-36 months	228
Total	$21,523

Non-Agency Securities
Our non-Agency securities portfolio is comprised of senior and mezzanine tranches of mortgage-backed and asset-backed securities. The following tables provide investment information on our non-Agency securities as of March 31, 2018:

	March 31, 2018
(in thousands)	Principal/Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Principal and interest securities
Senior	$2,675,944	$2,315	$(428,398)	$(595,919)	$1,653,942	$373,954	$(1,861)	$2,026,035
Mezzanine	1,131,775	466	(228,850)	(116,098)	787,293	131,480	(1,896)	916,877
Total P&I	3,807,719	2,781	(657,248)	(712,017)	2,441,235	505,434	(3,757)	2,942,912
Interest-only securities	5,495,775	73,619	—	—	73,619	3,938	(3,256)	74,301
Total	$9,303,494	$76,400	$(657,248)	$(712,017)	$2,514,854	$509,372	$(7,013)	$3,017,213

The majority of our non-Agency securities were rated at March 31, 2018. Note that credit ratings are based on the par value of the non-Agency securities, whereas the distressed non-Agency securities in our portfolio were acquired at heavily discounted prices. The following table summarizes the credit ratings of our non-Agency securities portfolio, based on the Bloomberg Index Rating, a composite of each of the four major credit rating agencies (i.e., DBRS Ltd., Moody’s Investors Services, Inc., Standard & Poor’s Corporation and Fitch, Inc.), as of March 31, 2018:

March 31, 2018
AAA	0.9%
AA	—%
A	—%
BBB	3.4%
BB	0.3%
B	4.4%
Below B	71.4%
Not rated	19.6%
Total	100.0%

Within our non-Agency securities portfolio, we have a substantial emphasis on “legacy” securities, which include securities issued up to and including 2009, many of which are subprime. We believe these deeply discounted securities can add relative value as the economy and housing markets continue to improve, as there remains upside optionality to lower delinquencies, higher recoveries and faster prepays. We also hold “new issue” non-Agency securities (issued after 2009), which include commercial mortgage-backed securities, term notes backed by MSR-related collateral, certain securities from our previously consolidated securitization trusts and other newly issued non-Agency securities. We believe these “new issue” securities have enabled us to find attractive returns and further diversify our non-Agency securities portfolio.
The following table provides the carrying value of our “legacy” and “new issue” non-Agency securities at March 31, 2018:

	March 31, 2018
(dollars in thousands)	Carrying Value	% of Total Non-Agency Portfolio
“Legacy” non-Agency principal and interest securities	$2,637,881	87.4%
“Legacy” non-Agency interest-only securities	13,188	0.5%
“New issue” non-Agency securities	366,144	12.1%
Total	$3,017,213	100.0%

Due to acquisitions of “legacy” non-Agency securities, our designated credit reserve as a percentage of total discount increased from March 31, 2017 to March 31, 2018 (as disclosed in Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements). From March 31, 2017 to March 31, 2018, our designated credit reserve as a percentage of total discount increased from 40.0% to 52.0%.
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

The following tables present certain information by investment type and their respective underlying loan characteristics for our “legacy” senior and mezzanine non-Agency securities, excluding our non-Agency interest-only portfolio, at March 31, 2018:

	March 31, 2018
“Legacy” Non-Agency P&I Securities	Senior	Mezzanine	Total
Carrying Value (in thousands)	$1,859,995	$777,886	$2,637,881
% of Total	70.5%	29.5%	100.0%
Average Purchase Price (1)	$56.99	$65.53	$59.51
Average Coupon	2.9%	2.5%	2.8%
Average Fixed Coupon	5.9%	5.2%	5.8%
Average Floating Coupon	2.6%	2.5%	2.6%
Average Hybrid Coupon	2.1%	—%	2.1%
Collateral Attributes
Average Loan Age (months)	140	148	142
Average Loan Size (in thousands)	$373	$360	$369
Average Original Loan-to-Value	69.0%	68.0%	68.7%
Average Original FICO (2)	628	574	612
Current Performance
60+ day delinquencies	22.4%	19.6%	21.6%
Average Credit Enhancement (3)	7.6%	16.6%	10.2%
3-Month CPR (4)	5.3%	6.4%	5.7%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total “legacy” non-Agency securities, excluding our non-Agency interest-only portfolio, would be $54.69, $63.00 and $57.00, respectively, at March 31, 2018.

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

	March 31, 2018
	“Legacy” Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Collateral Type	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
Prime	$20,189	1.1%	$13,826	1.8%	$34,015	1.3%
Alt-A	152,236	8.2%	92,971	11.9%	245,207	9.3%
POA	95,177	5.1%	148,451	19.1%	243,628	9.2%
Subprime	1,592,393	85.6%	522,638	67.2%	2,115,031	80.2%
Total	$1,859,995	100.0%	$777,886	100.0%	$2,637,881	100.0%

	March 31, 2018
	“Legacy” Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Coupon Type	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
Fixed Rate	$145,249	7.8%	$20,140	2.6%	$165,389	6.3%
Hybrid or Floating	1,714,746	92.2%	757,746	97.4%	2,472,492	93.7%
Total	$1,859,995	100.0%	$777,886	100.0%	$2,637,881	100.0%

	March 31, 2018
	“Legacy” Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Origination Year	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
2006 and Thereafter	$1,655,901	89.0%	$294,784	37.9%	$1,950,685	73.9%
2002-2005	198,942	10.7%	481,584	61.9%	680,526	25.8%
Pre-2002	5,152	0.3%	1,518	0.2%	6,670	0.3%
Total	$1,859,995	100.0%	$777,886	100.0%	$2,637,881	100.0%

Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the loans underlying our MSR. As of March 31, 2018, our MSR had a fair market value of $1.3 billion.
As of March 31, 2018, our MSR portfolio included MSR on 500,338 loans with an unpaid principal balance of approximately $111.7 billion. The following table summarizes certain characteristics of the loans underlying our MSR at March 31, 2018:

March 31, 2018
Unpaid principal balance (in thousands)	$111,703,234
Number of loans	500,338
Average Coupon	4.0%
Average Loan Age (months)	27
Average Loan Size (in thousands)	$223
Average Original Loan-to-Value	73.9%
Average Original FICO	752
60+ day delinquencies	0.5%
3-Month CPR	8.5%

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

Summarized financial information for the discontinued operations are presented below.

(in thousands)	November 1, 2017
Assets:
Available-for-sale securities, at fair value	$12,814
Commercial real estate assets	2,233,080
Cash and cash equivalents	84,183
Restricted cash	2,838
Accrued interest receivable	6,588
Other assets	22,774
Total Assets	$2,362,277
Liabilities:
Repurchase agreements	$1,516,294
Dividends payable	48
Other liabilities	10,337
Total Liabilities	$1,526,679

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
At March 31, 2018, borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes had the following characteristics:

(dollars in thousands)	March 31, 2018
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$17,669,978	1.80%	4.7%
Non-Agency securities	2,032,601	3.20%	26.0%
Agency Derivatives	61,124	2.63%	26.5%
Mortgage servicing rights	270,000	4.07%	50.0%
Other (1)	283,054	6.25%	NA
Total	$20,316,757	2.03%	7.5%
____________________

(1)	Includes unsecured convertible senior notes paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount of $287.5 million.

As of March 31, 2018, we had outstanding $19.1 billion of repurchase agreements, and the term to maturity ranged from two days to over 20 months. Repurchase agreements had a weighted average borrowing rate of 1.96% and weighted average remaining maturities of 97 days as of March 31, 2018.
As of March 31, 2018, we had outstanding $865.0 million of FHLB advances with a weighted average term to maturity of 25 months, ranging from approximately 13 months to over 16 years. The weighted average cost of funds for our advances was 2.13% at March 31, 2018.
As of March 31, 2018, we had outstanding $20.0 million of short-term borrowings under revolving credit facilities with a weighted average borrowing rate of 5.67% and weighted average remaining maturities of 261 days.

As of March 31, 2018, the outstanding amount due on convertible senior notes was $283.1 million, net of deferred issuance costs. These notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and mature in January 2022.
As of March 31, 2018, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 5.9:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
The following table provides the quarterly average balances, the quarter-end balances, and the maximum balances at any month-end within that quarterly period, of borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes for the three months ended March 31, 2018, and the four immediately preceding quarters:

(dollars in thousands)	Quarterly Average (1)	End of Period Balance (1)	Maximum Balance of Any Month-End (1)	End of Period Total Borrowings to Equity Ratio
For the Three Months Ended March 31, 2018	$20,194,305	$20,316,757	$20,466,930	5.9:1.0
For the Three Months Ended December 31, 2017	$19,270,237	$20,969,058	$20,969,058	5.9:1.0
For the Three Months Ended September 30, 2017	$17,959,764	$19,143,433	$19,143,433	5.0:1.0	(2)
For the Three Months Ended June 30, 2017	$15,957,154	$16,237,809	$16,968,760	4.5:1.0	(2)
For the Three Months Ended March 31, 2017	$14,187,786	$16,973,524	$16,973,524	4.9:1.0	(2)
____________________

(1)	Includes borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes and excludes collateralized borrowings in securitization trusts.

(2)	Includes total borrowings of discontinued operations.

Equity
The tables below provide details of our changes in stockholders’ equity from December 31, 2017 to March 31, 2018 as well as a reconciliation of comprehensive loss and GAAP net income to non-GAAP measures.

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders' equity at December 31, 2017	$2,845.1	174.5	$16.31
Core Earnings, net of tax expense of $1.1 million ⁽¹⁾	94.1
Dividends on preferred stock	(13.7)
Core Earnings attributable to common stockholders ⁽¹⁾	80.4
Dollar roll income	3.4
Core Earnings attributable to common stockholders, including dollar roll income ⁽¹⁾	83.8
Realized and unrealized gains and losses, net of tax expense of $2.7 million	237.3
Other comprehensive loss, net of tax	(344.8)
Dividend declaration	(82.5)
Other	2.4	0.9
Issuance of common stock, net of offering costs	0.1	—
Common stockholders' equity at March 31, 2018	$2,741.4	175.4	$15.63
Total preferred stock liquidation preference	726.3
Total equity at March 31, 2018	$3,467.7

Three Months Ended
(in millions)	March 31, 2018
Comprehensive loss attributable to common stockholders	$(23.7)
Adjustment for other comprehensive loss attributable to common stockholders:
Unrealized losses on available-for-sale securities	344.8
Net income attributable to common stockholders	321.1
Adjustments for non-Core Earnings:
Realized loss on investment securities and residential mortgage loans held-for-sale	19.7
Unrealized loss on investment securities and residential mortgage loans held-for-sale	1.3
Other-than-temporary impairment loss	0.1
Realized gain on termination or expiration of interest rate swaps and swaptions	(92.5)
Unrealized gain on interest rate swaps and swaptions	(54.3)
Loss on other derivative instruments	(5.6)
Realized and unrealized gains on mortgage servicing rights	(114.7)
Change in servicing reserves	0.3
Non-cash equity compensation expense	2.3
Net provision for income taxes on non-Core Earnings	2.7
Core Earnings attributable to common stockholders ⁽¹⁾	80.4
Dollar roll income	3.4
Core Earnings attributable to common stockholders, including dollar roll income ⁽¹⁾	$83.8
____________________

(1)
Core Earnings is a non-U.S. GAAP measure that we define as comprehensive (loss) income attributable to common stockholders, excluding “realized and unrealized gains and losses” (impairment losses, realized and unrealized gains and losses on the aggregate portfolio, reserve expense for representation and warranty obligations on MSR and non-cash compensation expense related to restricted common stock). As defined, Core Earnings includes interest income or expense and premium income or loss on derivative instruments and servicing income, net of estimated amortization on MSR. Dollar roll income is the economic equivalent to holding and financing Agency RMBS using short-term repurchase agreements. We believe the presentation of Core Earnings, including dollar roll income, provides investors greater transparency into our period-over-period financial performance and facilitates comparisons to peer REITs.

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
As of March 31, 2018, we held $388.4 million in cash and cash equivalents available to support our operations; $22.7 billion of AFS securities, MSR, residential mortgage loans held-for-sale and derivative assets held at fair value; and $20.3 billion of outstanding debt in the form of repurchase agreements, FHLB advances, borrowings under revolving credit facilities and convertible senior notes. During the three months ended March 31, 2018, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes remained constant at 5.9:1.0.

As of March 31, 2018, we held approximately $1.6 million of unpledged Agency securities and derivatives and $199.1 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $140.7 million. As of March 31, 2018, we held approximately $474.5 million of unpledged MSR and had an overall estimated unused borrowing capacity on MSR financing facilities of $220.0 million. We also held approximately $29.4 million of unpledged residential mortgage loans held-for-sale, for which we had no unused borrowing capacity. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the three months ended March 31, 2018, we did not experience any restrictions to our funding sources, although balance sheet capacity of counterparties have tightened due to compliance with the Basel III regulatory capital reform rules as well as management of perceived risk in the volatile interest rate environment. We expect ongoing sources of financing to be primarily repurchase agreements, FHLB advances, revolving credit facilities, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of March 31, 2018, we had master repurchase agreements in place with 34 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
The following table summarizes our repurchase agreements and counterparty geographical concentration at March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$10,469,217	$992,368	57.0%	$10,746,447	$993,279	57.0%
Europe (2)	6,147,604	621,886	35.7%	6,109,169	615,150	35.3%
Asia (2)	2,531,858	127,235	7.3%	2,595,591	134,694	7.7%
Total	$19,148,679	$1,741,489	100.0%	$19,451,207	$1,743,123	100.0%
____________________

(1)
Represents the net carrying value of the assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases are not included in the amounts presented above. The Company did not have any such payables at March 31, 2018 or December 31, 2017.

(2)	Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

In addition to our master repurchase agreements to fund our Agency and non-Agency securities, we have one repurchase facility and two revolving credit facilities that provide short- and long-term financing for our MSR portfolio. An overview of the facilities is presented in the table below:

(dollars in thousands)
March 31, 2018
Expiration Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
December 1, 2019	Yes (2)	$250,000	$150,000	$400,000	Mortgage servicing rights (3)
September 1, 2018	No	$—	$50,000	$50,000	Mortgage servicing rights
December 17, 2018	No	$20,000	$20,000	$40,000	Mortgage servicing rights
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

(2)	Commitment fee charged on unused capacity.

(3)	This repurchase facility is secured by MSR notes, which are collateralized by our MSR.

Our wholly owned subsidiary, TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of March 31, 2018, TH Insurance had $865.0 million in outstanding secured advances with a weighted average borrowing rate of 2.13%, and an additional $2.7 billion of available uncommitted capacity for borrowings insofar as TH Insurance holds adequate total assets to support a new advance. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
The ability to borrow from the FHLB is subject to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB. Each advance requires approval by the FHLB and is secured by collateral in accordance with the FHLB’s credit and collateral guidelines, as may be revised from time to time by the FHLB. Eligible collateral may include conventional 1-4 family residential mortgage loans, Agency RMBS and certain non-Agency securities with a rating of A and above.
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
We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of March 31, 2018:

•
Total indebtedness to net worth must be less than the specified threshold ratio in the repurchase agreement. As of March 31, 2018, our debt to net worth, as defined, was 5.9:1.0 while our threshold ratio, as defined, was 6.8:1.0.

•	Liquidity must be greater than $100.0 million. As of March 31, 2018, our liquidity, as defined, was $1.3 billion.

•	Net worth must be greater than $1.75 billion. As of March 31, 2018, our net worth, as defined, was $3.5 billion.

•	Interest coverage must not be less than 2.0:1.0. As of March 31, 2018, our interest coverage ratio, as defined, was 2.3:1.0.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.

The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, FHLB advances and revolving credit facilities at March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Available-for-sale securities, at fair value	$20,858,711	$20,990,890
Mortgage servicing rights, at fair value	826,514	584,247
Cash and cash equivalents	—	15,000
Restricted cash	456,453	417,018
Due from counterparties	81,860	836,381
Derivative assets, at fair value	81,563	90,895
Total	$22,305,101	$22,934,431

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

The following table provides the maturities of our repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes as of March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Within 30 days	$4,027,232	$4,269,464
30 to 59 days	3,901,328	3,831,111
60 to 89 days	3,102,308	3,458,940
90 to 119 days	2,111,798	2,452,426
120 to 364 days	5,776,013	5,346,766
One to three years	1,065,024	927,524
Three to five years	283,054	282,827
Five to ten years	—	—
Ten years and over	50,000	400,000
Total	$20,316,757	$20,969,058

For the three months ended March 31, 2018, our restricted and unrestricted cash balance increased approximately $46.2 million to $1.1 billion at March 31, 2018. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the three months ended March 31, 2018, operating activities increased our cash balances by approximately $203.1 million, primarily driven by our financial results for the quarter.

•
Cash flows from investing activities. For the three months ended March 31, 2018, investing activities increased our cash balances by approximately $508.1 million, primarily driven by a decrease in due from counterparties, net as a result of the settlement of AFS securities sold during the fourth quarter of 2017, offset by net purchases of AFS securities and MSR.

•
Cash flows from financing activities. For the three months ended March 31, 2018, financing activities decreased our cash balance by approximately $665.0 million, primarily driven by repayment of repurchase agreements as a result of the settlement of AFS securities sold during the fourth quarter of 2017 as well as repayment of a portion of our outstanding FHLB advances.

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
The following table provides the indices of our variable rate Agency RMBS, non-Agency securities and residential mortgage loans held-for-sale of March 31, 2018 and December 31, 2017, respectively, based on carrying value (dollars in thousands).

	March 31, 2018				December 31, 2017
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$11,331	$17,041	$28,372	1%	$11,832	$18,497	$30,329	1%
LIBOR	2,642,532	12,195	2,654,727	93%	2,563,850	13,284	2,577,134	92%
Other (2)	51,151	131,810	182,961	6%	48,894	142,502	191,396	7%
Total	$2,705,014	$161,046	$2,866,060	100%	$2,624,576	$174,283	$2,798,859	100%
____________________

(1)	“Hybrid” amounts reflect those assets with greater than twelve months to reset.

(2)	“Other” includes COFI, MTA and other indices.

The following analyses of risks are based on our experience, estimates, models and assumptions. They rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing, and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented here in more detail. The first is annualized net interest income over the next 12 months, including float income from custodial accounts associated with our MSR; the second is change in portfolio value, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the March 31, 2018 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
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
The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at March 31, 2018. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day to day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income:	$10,966	$5,465	$(5,473)	$(10,950)
% change in net interest income	3.2%	1.6%	(1.6)%	(3.2)%
Change in value of financial position:
Available-for-sale securities	$459,710	$229,070	$(247,612)	$(531,601)
As a % of equity	13.3%	6.6%	(7.1)%	(15.3)%
Mortgage servicing rights	$(134,635)	$(62,757)	$54,438	$102,745
As a % of equity	(3.9)%	(1.8)%	1.6%	3.0%
Residential mortgage loans held-for-sale	$150	$42	$(76)	$(286)
As a % of equity	—%	—%	—%	—%
Derivatives, net	$(322,437)	$(140,480)	$155,492	$365,918
As a % of equity	(9.3)%	(4.1)%	4.5%	10.5%
Repurchase agreements	$(23,737)	$(11,868)	$11,869	$23,737
As a % of equity	(0.7)%	(0.3)%	0.3%	0.7%
Federal Home Loan Bank advances	$(180)	$(90)	$90	$180
As a % of equity	—%	—%	—%	—%
Revolving credit facilities	$(8)	$(4)	$4	$8
As a % of equity	—%	—%	—%	—%
Convertible senior notes	$(4,312)	$(2,145)	$2,123	$4,224
As a % of equity	(0.1)%	(0.1)%	—%	0.1%
Total Net Assets	$(25,449)	$11,768	$(23,672)	$(35,075)
As a % of total assets	(0.1)%	—%	(0.1)%	(0.1)%
As a % of equity	(0.7)%	0.3%	(0.7)%	(1.0)%

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2018. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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
Market Risk
Market Value Risk. Our AFS securities are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value for all AFS securities except Agency interest-only securities reflected in accumulated other comprehensive income. The estimated fair value of these securities fluctuates primarily due to changes in interest rates, market valuation of credit risks, and other factors. Generally, in a rising interest rate environment, we would expect the fair value of these securities to decrease; conversely, in a decreasing interest rate environment, we would expect the fair value of these securities to increase. As market volatility increases or liquidity decreases, the fair value of our assets may be adversely impacted.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward-Looking Statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in the Form 10-K, or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
Risks Related to the Acquisition of CYS Investments, Inc.
Completion of the proposed acquisition of CYS Investments, Inc. remains subject to conditions that we cannot control.
Our proposed acquisition of CYS Investments, Inc., or CYS, is subject to various closing conditions, including the receipt of certain approvals from our stockholders and the stockholders of CYS in relation to the merger and the related transactions contemplated in connection therewith. There are no assurances that all of the conditions necessary to consummate the acquisition of CYS will be satisfied or that the conditions will be satisfied within the anticipated time frame.
Failure to consummate the proposed acquisition of CYS could negatively impact the share price of our common stock and our future business and financial results.
If the proposed acquisition of CYS is not consummated, our business may be adversely affected and, without realizing any of the potential benefits of having consummated the acquisition of CYS, we will be subject to a number of risks, including the following:

•	we will be required to pay certain costs and expenses relating to the proposed acquisition of CYS; and

•
matters relating to the proposed acquisition of CYS (including integration planning) may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

If the proposed acquisition of CYS is not consummated, these risks may materialize and may adversely affect the our business, financial results and share price.
Risks Related to Our Business Following the Acquisition of CYS
We may fail to realize all of the expected benefits of the proposed acquisition of CYS or those benefits may take longer to realize than expected.
The full benefits of the proposed acquisition of CYS may not be realized as expected or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of the acquisition of CYS could adversely affect our results of operations or cash flows, cause dilution to our earnings per share or book value per share and/or negatively impact the share price of our common stock.
In addition, we will be required to devote significant attention and resources prior to closing to prepare for the post-closing operation of the combined company. After the closing, we will be required to devote significant attention and resources to successfully integrate the CYS portfolio and operations into our existing structure. This integration process may disrupt our business and, if ineffective, would limit the anticipated benefits of the acquisition of CYS and could adversely affect our results of operations or cash flows, cause dilution to our earnings per share or book value per share, decrease or delay the expected accretive effect of the acquisition of CYS, and/or negatively impact the share price of our common stock.
We will incur direct and indirect costs as a result of the proposed acquisition of CYS.
We will incur substantial expenses in connection with and as a result of completing the acquisition of CYS and, following closing of the proposed acquisition, we expect to incur additional expenses in connection with combining the businesses of the two companies. Factors beyond our control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately.

Risks Related to CYS’ Business
You should read and consider risk factors specific to CYS’ business that will also affect the combined company after the acquisition of CYS. These risks are described in Part I, Item 1A of CYS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and in other documents filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)The Company’s share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of March 31, 2018, we had repurchased 12,067,500 shares under the program for a total cost of $200.4 million. We did not repurchase shares during the three months ended March 31, 2018.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits
Exhibits - The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report. Such Index is incorporated herein by reference.

Exhibit Number	Exhibit Index
2.1
Agreement and Plan of Merger, by and among Two Harbors Investment Corp., Eiger Merger Subsidiary LLC and CYS Investments, Inc., dated as of April 25, 2018 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 26, 2018).

3.1	Articles of Amendment and Restatement of Two Harbors Investment Corp. (incorporated by reference to Exhibit 99.1 to Annex B filed with Amendment No. 4).
3.2
Articles of Amendment to the Articles of Amendment and Restatement of Two Harbors Investment Corp. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2012).

3.3
Articles of Amendment to the Articles of Amendment and Restatement of Two Harbors Investment Corp., effective as of 5:01 PM Eastern Time on November 1, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2017).

3.4
Articles of Amendment to the Articles of Amendment and Restatement of Two Harbors Investment Corp., effective as of 5:02 PM Eastern Time on November 1, 2017 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2017).

3.5
Articles Supplementary to the Articles of Amendment to the Articles of Amendment and Restatement of Two Harbors Investment Corp. designating the shares of 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-A filed with the SEC on March 13, 2017).

3.6
Articles Supplementary to the Articles of Amendment to the Articles of Amendment and Restatement of Two Harbors Investment Corp. designating the shares of 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.4 of the Registrant’s Form 8-A filed with the SEC on July 17, 2017).

3.7
Articles Supplementary to the Articles of Amendment to the Articles of Amendment and Restatement of Two Harbors Investment Corp. designating the shares of 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.7 of the Registrant’s Form 8-A filed with the SEC on November 22, 2017).

3.8	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2017).
10.1	Fourth Amendment to Management Agreement, dated April 25, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on April 26, 2018).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101
Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the three months ended March 31, 2018, filed with the SEC on May 9, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)

____________________

*	Management or compensatory agreement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	May 9, 2018	By:	/s/ Thomas E. Siering
Thomas E. Siering Chief Executive Officer, President and Director (Principal Executive Officer)
Dated:	May 9, 2018	By:	/s/ Brad Farrell
Brad Farrell Chief Financial Officer and Treasurer (Principal Financial Officer)
Dated:	May 9, 2018	By:	/s/ Mary Riskey
Mary Riskey Chief Accounting Officer (Principal Accounting Officer)