Form 10-Q
period 2018-06-30
TWO HARBORS INVESTMENT CORP.
filed 2018-08-08
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2018

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
As of August 7, 2018 there were 248,072,557 shares of outstanding common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

ASSETS	June 30, 2018	December 31, 2017
Available-for-sale securities, at fair value	$19,293,354	$21,220,819
Mortgage servicing rights, at fair value	1,450,261	1,086,717
Residential mortgage loans held-for-sale, at fair value	28,813	30,414
Cash and cash equivalents	417,515	419,159
Restricted cash	564,705	635,836
Accrued interest receivable	61,108	68,309
Due from counterparties	35,385	842,303
Derivative assets, at fair value	257,917	309,918
Other assets	166,930	175,838
Total Assets	$22,275,988	$24,789,313
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$17,205,823	$19,451,207
Federal Home Loan Bank advances	865,024	1,215,024
Revolving credit facilities	170,000	20,000
Convertible senior notes	283,268	282,827
Derivative liabilities, at fair value	39,429	31,903
Due to counterparties	25,957	88,898
Dividends payable	96,219	12,552
Accrued interest payable	84,296	87,698
Other liabilities	25,727	27,780
Total Liabilities	18,795,743	21,217,889
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized:
8.125% Series A cumulative redeemable: 5,750,000 and 5,750,000 shares issued and outstanding, respectively ($143,750 liquidation preference)	138,872	138,872
7.625% Series B cumulative redeemable: 11,500,000 and 11,500,000 shares issued and outstanding, respectively ($287,500 liquidation preference)	278,094	278,094
7.25% Series C cumulative redeemable: 11,800,000 and 11,800,000 shares issued and outstanding, respectively ($295,000 liquidation preference)	285,584	285,571
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 175,470,398 and 174,496,587 shares issued and outstanding, respectively	1,755	1,745
Additional paid-in capital	3,678,586	3,672,003
Accumulated other comprehensive (loss) income	(34,933)	334,813
Cumulative earnings	2,850,985	2,386,604
Cumulative distributions to stockholders	(3,718,698)	(3,526,278)
Total Stockholders’ Equity	3,480,245	3,571,424
Total Liabilities and Stockholders’ Equity	$22,275,988	$24,789,313
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income:
Available-for-sale securities	$183,467	$149,910	$374,183	$285,237
Residential mortgage loans held-for-investment in securitization trusts	—	30,826	—	62,454
Residential mortgage loans held-for-sale	349	503	656	901
Other	3,544	3,502	6,540	5,303
Total interest income	187,360	184,741	381,379	353,895
Interest expense:
Repurchase agreements	97,812	43,806	184,392	76,062
Collateralized borrowings in securitization trusts	—	24,843	—	50,229
Federal Home Loan Bank advances	4,896	11,444	9,354	20,237
Revolving credit facilities	999	597	1,803	1,026
Convertible senior notes	4,707	4,591	9,425	8,412
Total interest expense	108,414	85,281	204,974	155,966
Net interest income	78,946	99,460	176,405	197,929
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(174)	(429)	(268)	(429)
Other income (loss):
(Loss) gain on investment securities	(31,882)	31,249	(52,553)	(21,103)
Servicing income	77,665	51,308	148,855	91,081
Gain (loss) on servicing asset	9,853	(46,630)	81,660	(61,195)
Gain (loss) on interest rate swap and swaption agreements	29,133	(76,710)	179,678	(66,783)
Gain (loss) on other derivative instruments	7,675	(19,540)	15,728	(47,404)
Other income	730	3,126	1,788	12,622
Total other income (loss)	93,174	(57,197)	375,156	(92,782)
Expenses:
Management fees	11,453	9,847	23,161	19,655
Servicing expenses	11,539	11,296	26,093	16,594
Other operating expenses	15,515	17,471	30,007	31,235
Total expenses	38,507	38,614	79,261	67,484
Income from continuing operations before income taxes	133,439	3,220	472,032	37,234
(Benefit from) provision for income taxes	(6,051)	8,759	(2,267)	(15,758)
Net income (loss) from continuing operations	139,490	(5,539)	474,299	52,992
Income from discontinued operations, net of tax	—	14,197	—	27,651
Net income	139,490	8,658	474,299	80,643
Income from discontinued operations attributable to noncontrolling interest	—	40	—	40
Net income attributable to Two Harbors Investment Corp.	139,490	8,618	474,299	80,603
Dividends on preferred stock	13,747	4,285	27,494	4,285
Net income attributable to common stockholders	$125,743	$4,333	$446,805	$76,318
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited), continued
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic earnings per weighted average common share:
Continuing operations	$0.72	$(0.06)	$2.55	$0.28
Discontinued operations	—	0.08	—	0.16
Net income	$0.72	$0.02	$2.55	$0.44
Diluted earnings per weighted average common share:
Continuing operations	$0.68	$(0.06)	$2.36	$0.28
Discontinued operations	—	0.08	—	0.16
Net income	$0.68	$0.02	$2.36	$0.44
Dividends declared per common share	$0.47	$0.52	$0.94	$1.02
Weighted average number of shares of common stock:
Basic	175,451,989	174,473,168	175,299,822	174,378,095
Diluted	193,212,877	174,473,168	193,016,793	174,378,095
Comprehensive income:
Net income	$139,490	$8,658	$474,299	$80,643
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(34,887)	81,628	(379,664)	155,390
Other comprehensive (loss) income	(34,887)	81,628	(379,664)	155,390
Comprehensive income	104,603	90,286	94,635	236,033
Comprehensive income attributable to noncontrolling interest	—	42	—	42
Comprehensive income attributable to Two Harbors Investment Corp.	104,603	90,244	94,635	235,991
Dividends on preferred stock	13,747	4,285	27,494	4,285
Comprehensive income attributable to common stockholders	$90,856	$85,959	$67,141	$231,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share data)

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance, December 31, 2016	$—	$—	$—	$1,739	$3,661,711	$199,227	$2,038,033	$(2,499,599)	$3,401,111	$—	$3,401,111
Net income	—	—	—	—	—	—	80,603	—	80,603	40	80,643
Other comprehensive income before reclassifications, net of tax expense of $27,014	—	—	—	—	—	151,789	—	—	151,789	2	151,791
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $2,722	—	—	—	—	—	3,595	—	—	3,595	—	3,595
Other comprehensive income, net of tax expense of $24,292	—	—	—	—	—	155,384	—	—	155,384	2	155,386
Contribution of TH Commercial Holdings LLC to Granite Point	—	—	—	—	(13,777)	6	—	—	(13,771)	195,646	181,875
Issuance of preferred stock, net of offering costs	138,872	—	—	—	—	—	—	—	138,872	—	138,872
Issuance of common stock, net of offering costs	—	—	—	—	256	—	—	—	256	—	256
Preferred dividends declared	—	—	—	—	—	—	—	(4,285)	(4,285)	—	(4,285)
Common dividends declared	—	—	—	—	—	—	—	(177,963)	(177,963)	—	(177,963)
Non-cash equity award compensation	—	—	—	7	8,207	—	—	—	8,214	—	8,214
Balance, June 30, 2017	$138,872	$—	$—	$1,745	$3,656,398	$354,617	$2,118,636	$(2,681,847)	$3,588,421	$195,688	$3,784,109

Balance, December 31, 2017	$138,872	$278,094	$285,571	$1,745	$3,672,003	$334,813	$2,386,604	$(3,526,278)	$3,571,424	$—	$3,571,424
Cumulative effect of adoption of new accounting principle	—	—	—	—	—	9,918	(9,918)	—	—	—	—
Adjusted balance, January 1, 2018	138,872	278,094	285,571	1,745	3,672,003	344,731	2,376,686	(3,526,278)	3,571,424	—	3,571,424
Net income	—	—	—	—	—	—	474,299	—	474,299	—	474,299
Other comprehensive loss before reclassifications, net of tax benefit of $658	—	—	—	—	—	(402,218)	—	—	(402,218)	—	(402,218)
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $0	—	—	—	—	—	22,554	—	—	22,554	—	22,554
Other comprehensive loss, net of tax benefit of $658	—	—	—	—	—	(379,664)	—	—	(379,664)	—	(379,664)
Issuance of preferred stock, net of offering costs	—	—	13	—	—	—	—	—	13	—	13
Issuance of common stock, net of offering costs	—	—	—	—	195	—	—	—	195	—	195
Preferred dividends declared	—	—	—	—	—	—	—	(27,494)	(27,494)	—	(27,494)
Common dividends declared	—	—	—	—	—	—	—	(164,926)	(164,926)	—	(164,926)
Non-cash equity award compensation	—	—	—	10	6,388	—	—	—	6,398	—	6,398
Balance, June 30, 2018	$138,872	$278,094	$285,584	$1,755	$3,678,586	$(34,933)	$2,850,985	$(3,718,698)	$3,480,245	$—	$3,480,245
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash Flows From Operating Activities:
Net income from continuing operations	$474,299	$52,992
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Amortization of premiums and discounts on investment securities, net	44,891	23,293
Amortization of deferred debt issuance costs on convertible senior notes	441	176
Other-than-temporary impairment losses	268	429
Realized and unrealized losses on investment securities	53,846	21,103
(Gain) loss on servicing asset	(81,660)	61,195
Gain on residential mortgage loans held-for-sale	(556)	(1,794)
Gain on residential mortgage loans held-for-investment and collateralized borrowings in securitization trusts	—	(8,077)
Realized and unrealized (gain) loss on interest rate swaps and swaptions	(162,029)	56,305
Unrealized loss on other derivative instruments	22,040	35,111
Equity based compensation	6,398	8,214
Depreciation of fixed assets	348	550
Purchases of residential mortgage loans held-for-sale	—	(567)
Proceeds from sales of residential mortgage loans held-for-sale	—	3,708
Proceeds from repayment of residential mortgage loans held-for-sale	1,754	4,532
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	7,201	(10,217)
Increase in deferred income taxes, net	(1,954)	(16,078)
(Increase) decrease in income taxes receivable	(316)	80
Increase in prepaid and fixed assets	(143)	(253)
(Increase) decrease in other receivables	(2,267)	4,637
Decrease in servicing advances	2,332	5,031
(Decrease) increase in accrued interest payable	(3,402)	25,797
Increase in income taxes payable	—	51
Decrease in accrued expenses and other liabilities	(2,053)	(6,695)
Net cash provided by operating activities of discontinued operations	—	16,838
Net cash provided by operating activities	$359,438	$276,361
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
(in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	$(3,221,949)	$(8,883,595)
Proceeds from sales of available-for-sale securities	3,719,959	5,092,318
Principal payments on available-for-sale securities	949,116	627,277
Purchases of mortgage servicing rights, net of purchase price adjustments	(282,283)	(266,003)
Proceeds from sales of mortgage servicing rights	399	627
(Purchases) short sales of derivative instruments, net	(78,944)	(33,562)
Proceeds from sales and settlement (payments for termination and settlement) of derivative instruments, net	278,460	15,905
Proceeds from repayment of residential mortgage loans held-for-investment in securitization trusts	—	181,806
Redemptions of Federal Home Loan Bank stock	12,981	33,080
Increase (decrease) in due to counterparties, net	743,977	(54,152)
Net cash used in investing activities of discontinued operations	—	(366,204)
Net cash provided by (used in) investing activities	2,121,716	(3,652,503)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	64,622,311	78,592,898
Principal payments on repurchase agreements	(66,867,695)	(74,781,325)
Principal payments on collateralized borrowings in securitization trusts	—	(179,717)
Principal payments on Federal Home Loan Bank advances	(350,000)	(761,238)
Proceeds from revolving credit facilities	170,000	74,000
Principal payments on revolving credit facilities	(20,000)	(104,000)
Proceeds from convertible senior notes	—	282,469
Proceeds from issuance of preferred stock, net of offering costs	13	138,872
Proceeds from issuance of common stock, net of offering costs	195	256
Dividends paid on preferred stock	(25,696)	—
Dividends paid on common stock	(83,057)	(170,665)
Net cash provided by financing activities of discontinued operations	—	370,832
Net cash (used in) provided by financing activities	(2,553,929)	3,462,382
Net (decrease) increase in cash, cash equivalents and restricted cash	(72,775)	86,240
Cash, cash equivalents and restricted cash of continuing operations at beginning of period	1,054,995	758,916
Cash, cash equivalents and restricted cash of discontinued operations at beginning of period	—	56,279
Cash, cash equivalents and restricted cash at beginning of period	1,054,995	815,195
Cash, cash equivalents and restricted cash at end of period	$982,220	$901,435
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
(in thousands)

	Six Months Ended
	June 30,
	2018	2017
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$208,377	$89,296
Cash paid for taxes	$3	$192
Noncash Activities:
Transfers of residential mortgage loans held-for-sale to other receivables for foreclosed government-guaranteed loans	$403	$2,292
Transfer of fair value of mortgage servicing rights to fair value of Ginnie Mae residential mortgage loans held-for-sale upon buyout	$—	$9
Additions to mortgage servicing rights due to sale of residential mortgage loans held-for-sale	$—	$20
Cumulative-effect adjustment for adoption of new accounting principle	$9,918	$—
Dividends declared but not paid at end of period	$96,219	$95,049
Reconciliation of residential mortgage loans held-for-sale:
Residential mortgage loans held-for-sale at beginning of period	$30,414	$40,146
Purchases of residential mortgage loans held-for-sale	—	567
Transfers to other receivables for foreclosed government-guaranteed loans	(403)	(2,292)
Transfer of fair value of mortgage servicing rights to fair value of Ginnie Mae residential mortgage loans held-for-sale upon buyout	—	(9)
Proceeds from sales of residential mortgage loans held-for-sale	—	(3,708)
Proceeds from repayment of residential mortgage loans held-for-sale	(1,754)	(4,532)
Realized and unrealized gains on residential mortgage loans held-for-sale	556	1,774
Residential mortgage loans held-for-sale at end of period	$28,813	$31,946
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
On April 26, 2018, the Company announced that it had entered into a definitive merger agreement pursuant to which the Company would acquire CYS Investments, Inc., or CYS, a Maryland corporation investing in primarily Agency RMBS and treated as a REIT for U.S. federal income tax purposes. The transaction was approved by the stockholders of both the Company and CYS on July 27, 2018, and the merger was completed on July 31, 2018, at which time CYS became a wholly owned subsidiary of the Company. In exchange for all of the shares of CYS common stock outstanding immediately prior to the effective time of the merger, the Company issued approximately 72.6 million new shares of common stock, as well as aggregate cash consideration of $15.0 million, to CYS common stockholders. In addition, the Company issued 3 million shares of newly classified Series D cumulative redeemable preferred stock and 8 million shares of newly classified Series E cumulative redeemable preferred stock in exchange for all shares of CYS’s Series A and Series B cumulative redeemable preferred stock outstanding prior to the effective time of the merger.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The condensed consolidated financial statements of the Company include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. All per share amounts, common shares outstanding and restricted shares for all prior periods presented have been adjusted on a retroactive basis to reflect the Company’s one-for-two reverse stock split effected on November 1, 2017 (refer to Note 17 - Stockholders’ Equity for additional information). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2018 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2018 should not be construed as indicative of the results to be expected for future periods or the full year.
Due to its controlling ownership interest in Granite Point through November 1, 2017, the Company consolidated Granite Point on its financial statements. Effective November 1, 2017 (the date the 33.1 million shares of Granite Point common stock were distributed to the Company’s common stockholders), the Company no longer has a controlling interest in Granite Point and, therefore, has deconsolidated Granite Point and its subsidiaries from its financial statements and reclassified all of Granite Point’s prior period assets, liabilities and results of operations to discontinued operations.
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
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s 2017 Annual Report on Form 10-K is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s consolidated financial condition and results of operations for the six months ended June 30, 2018.
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
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017:

	June 30, 2018
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$520,557	$(262,640)	$257,917	$(39,429)	$—	$218,488
Total Assets	$520,557	$(262,640)	$257,917	$(39,429)	$—	$218,488
Liabilities
Repurchase agreements	$(17,205,823)	$—	$(17,205,823)	$17,205,823	$—	$—
Derivative liabilities	(302,069)	262,640	(39,429)	39,429	—	—
Total Liabilities	$(17,507,892)	$262,640	$(17,245,252)	$17,245,252	$—	$—

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, which changes the impairment model for most financial assets and certain other instruments. Valuation allowances for credit losses on AFS debt securities will be recognized, rather than direct reductions in the amortized cost of the investments, regardless of whether the impairment is considered to be other-than-temporary. The new model also requires the estimation of lifetime expected credit losses and corresponding recognition of allowance for losses on trade and other receivables, held-to-maturity debt securities, loans, and other instruments held at amortized cost. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2019, with early adoption permitted for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018. The Company is evaluating the adoption of this ASU to determine the impact it may have on its condensed consolidated financial statements, which at the date of adoption, is expected to increase the allowance for credit losses with a resulting negative adjustment to retained earnings, with offsetting impacts to accumulated other comprehensive income.
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
Accounting for Share-Based Payments to Nonemployees
In June 2018, the FASB issued ASU No. 2018-07 to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Under the guidance, equity-classified nonemployee awards will be measured on and fixed at the grant date, rather than measured at fair value at each reporting date until the date at which the nonemployee’s performance is complete. The ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018, with early adoption permitted. Early adoption of this ASU was elected subsequent to quarter-end on July 1, 2018 and applied by recording a cumulative-effect adjustment to retained earnings as of January 1, 2018, which did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 3. Discontinued Operations
On June 28, 2017, the Company contributed its equity interests in its wholly owned subsidiary, TH Commercial Holdings LLC, to Granite Point and, in exchange for its contribution, received approximately 33.1 million shares of common stock of Granite Point, representing approximately 76.5% of the outstanding stock of Granite Point upon completion of the IPO of its common stock on June 28, 2017. On November 1, 2017, the Company distributed, on a pro rata basis, the 33.1 million shares of Granite Point common stock that it acquired in connection with the contribution to stockholders holding shares of Two Harbors common stock outstanding as of the close of business on October 20, 2017. Due to the Company’s controlling ownership interest in Granite Point through November 1, 2017, its results of operations and financial condition through such date reflect Granite Point’s commercial strategy, which includes as target assets first mortgages, mezzanine loans, B-notes and preferred equity. As of November 1, 2017, the Company no longer has a controlling interest in Granite Point and, therefore, has deconsolidated Granite Point and its subsidiaries from its financial statements and reclassified all of Granite Point’s prior period assets, liabilities and results of operations to discontinued operations. In accordance with ASC 845, Nonmonetary Transactions, the pro rata distribution of a consolidated subsidiary is recognized at carrying amount within stockholders’ equity. As a result, no gain or loss was recognized on the distribution.
Summarized financial information for the discontinued operations are presented below.

(in thousands)	November 1, 2017
Assets:
Commercial real estate assets	$2,233,080
Available-for-sale securities, at fair value	12,814
Cash and cash equivalents	84,183
Restricted cash	2,838
Accrued interest receivable	6,588
Other assets	22,774
Total Assets	$2,362,277
Liabilities:
Repurchase agreements	$1,516,294
Dividends payable	48
Other liabilities	10,337
Total Liabilities	$1,526,679

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Interest income:
Commercial real estate assets	$—	$25,840	$—	$49,410
Available-for-sale securities	—	256	—	502
Other	—	4	—	6
Total interest income	—	26,100	—	49,918
Interest expense	—	7,773	—	13,879
Net interest income	—	18,327	—	36,039
Expenses:
Management fees	—	1,925	—	3,587
Servicing expenses	—	307	—	629
Other operating expenses	—	1,900	—	4,173
Total expenses	—	4,132	—	8,389
Income from discontinued operations before income taxes	—	14,195	—	27,650
Benefit from income taxes	—	(2)	—	(1)
Income from discontinued operations	—	14,197	—	27,651
Income from discontinued operations attributable to noncontrolling interest	—	40	—	40
Income from discontinued operations attributable to common stockholders	$—	$14,157	$—	$27,611

Note 4. Available-for-Sale Securities, at Fair Value
The Company holds AFS investment securities which are carried at fair value on the condensed consolidated balance sheets. The following table presents the Company’s AFS investment securities by collateral type as of June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Agency
Federal National Mortgage Association	$12,102,934	$13,920,721
Federal Home Loan Mortgage Corporation	3,017,056	3,616,967
Government National Mortgage Association	669,001	701,037
Non-Agency	3,504,363	2,982,094
Total available-for-sale securities	$19,293,354	$21,220,819

At June 30, 2018 and December 31, 2017, the Company pledged AFS securities with a carrying value of $19.0 billion and $21.0 billion, respectively, as collateral for repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. See Note 13 - Repurchase Agreements and Note 14 - Federal Home Loan Bank of Des Moines Advances.
At June 30, 2018 and December 31, 2017, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, to be considered linked transactions and, therefore, classified as derivatives.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include all non-Agency securities, which are classified within available-for-sale securities, at fair value on the condensed consolidated balance sheets. As of June 30, 2018 and December 31, 2017, the carrying value, which also represents the maximum exposure to loss, of all non-Agency securities in unconsolidated VIEs was $3.5 billion and $3.0 billion, respectively.
The following tables present the amortized cost and carrying value (which approximates fair value) of AFS securities by collateral type as of June 30, 2018 and December 31, 2017:

	June 30, 2018
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Agency
Principal and interest	$15,178,924	$960,177	$(24,315)	$—	$16,114,786	$9,494	$(532,602)	$15,591,678
Interest-only	3,377,698	229,293	—	—	229,293	15,728	(47,708)	197,313
Total Agency	18,556,622	1,189,470	(24,315)	—	16,344,079	25,222	(580,310)	15,788,991
Non-Agency
Principal and interest	4,470,380	6,425	(664,948)	(923,834)	2,888,023	549,072	(7,707)	3,429,388
Interest-only	5,349,634	73,708	—	—	73,708	3,843	(2,576)	74,975
Total Non-Agency	9,820,014	80,133	(664,948)	(923,834)	2,961,731	552,915	(10,283)	3,504,363
Total	$28,376,636	$1,269,603	$(689,263)	$(923,834)	$19,305,810	$578,137	$(590,593)	$19,293,354

	December 31, 2017
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Agency
Principal and interest	$17,081,849	$1,079,246	$(24,638)	$—	$18,136,457	$42,149	$(134,969)	$18,043,637
Interest-only	2,941,772	223,289	—	—	223,289	10,955	(39,156)	195,088
Total Agency	20,023,621	1,302,535	(24,638)	—	18,359,746	53,104	(174,125)	18,238,725
Non-Agency
Principal and interest	3,758,134	2,757	(676,033)	(653,613)	2,431,245	488,931	(3,166)	2,917,010
Interest-only	5,614,925	65,667	—	—	65,667	2,163	(2,746)	65,084
Total Non-Agency	9,373,059	68,424	(676,033)	(653,613)	2,496,912	491,094	(5,912)	2,982,094
Total	$29,396,680	$1,370,959	$(700,671)	$(653,613)	$20,856,658	$544,198	$(180,037)	$21,220,819

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present the carrying value of the Company’s AFS securities by rate type as of June 30, 2018 and December 31, 2017:

	June 30, 2018
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$20,611	$3,175,732	$3,196,343
Fixed Rate	15,768,380	328,631	16,097,011
Total	$15,788,991	$3,504,363	$19,293,354

	December 31, 2017
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$23,220	$2,622,710	$2,645,930
Fixed Rate	18,215,505	359,384	18,574,889
Total	$18,238,725	$2,982,094	$21,220,819

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of June 30, 2018:

	June 30, 2018
(in thousands)	Agency	Non-Agency	Total
≤ 1 year	$7,054	$82,833	$89,887
> 1 and ≤ 3 years	39,666	109,416	149,082
> 3 and ≤ 5 years	275,305	410,861	686,166
> 5 and ≤ 10 years	12,156,899	2,151,623	14,308,522
> 10 years	3,310,067	749,630	4,059,697
Total	$15,788,991	$3,504,363	$19,293,354

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the changes for the three and six months ended June 30, 2018 and 2017 of the net unamortized discount/premium and designated credit reserves on non-Agency AFS securities.

	Six Months Ended June 30,
	2018			2017
(in thousands)	Designated Credit Reserve	Net Unamortized Discount/Premium	Total	Designated Credit Reserve	Net Unamortized Discount/Premium	Total
Beginning balance at January 1	$(653,613)	$(607,609)	$(1,261,222)	$(367,437)	$(623,440)	$(990,877)
Acquisitions	(310,985)	(14,025)	(325,010)	(100,558)	(78,796)	(179,354)
Accretion of net discount	—	44,611	44,611	—	44,301	44,301
Realized credit losses	14,810	—	14,810	8,424	—	8,424
Reclassification adjustment for other-than-temporary impairments	(268)	—	(268)	(429)	—	(429)
Transfers from (to)	26,222	(26,222)	—	22,676	(22,676)	—
Sales, calls, other	—	18,430	18,430	3,588	52,063	55,651
Ending balance at June 30	$(923,834)	$(584,815)	$(1,508,649)	$(433,736)	$(628,548)	$(1,062,284)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time that the securities had an unrealized loss position as of June 30, 2018 and December 31, 2017. At June 30, 2018, the Company held 1,464 AFS securities, of which 525 were in an unrealized loss position for less than twelve consecutive months and 228 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2017, the Company held 1,435 AFS securities, of which 253 were in an unrealized loss position for less than twelve consecutive months and 234 were in an unrealized loss position for more than twelve consecutive months. Of the $13.5 billion and $12.2 billion of AFS securities in an unrealized loss position for less than twelve consecutive months as of June 30, 2018 and December 31, 2017, $13.1 billion, or 97.0%, and $12.0 billion, or 98.5%, respectively, were Agency AFS securities, whose principal and interest are guaranteed by the GSEs.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2018	$13,496,177	$(404,135)	$2,291,284	$(186,458)	$15,787,461	$(590,593)
December 31, 2017	$12,198,870	$(65,313)	$2,464,544	$(114,724)	$14,663,414	$(180,037)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

During the three and six months ended June 30, 2018, the Company recorded $0.2 million and $0.3 million in other-than-temporary credit impairments on a total of two non-Agency securities where the future expected cash flows for each security were less than its amortized cost. During both the three and six months ended June 30, 2017, the Company recorded $0.4 million in other-than-temporary credit impairments on one non-Agency security where its future expected cash flows were less than its amortized cost. As of June 30, 2018, impaired securities with a carrying value of $127.6 million had actual weighted average cumulative losses of 6.7%, weighted average three-month prepayment speed of 8.3%, weighted average 60+ day delinquency of 20.3% of the pool balance, and weighted average FICO score of 662. At June 30, 2018, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities; therefore, only the projected credit loss was recognized in earnings.
The following table presents the changes in OTTI included in earnings for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Cumulative credit loss at beginning of period	$(6,489)	$(5,606)	$(6,395)	$(5,606)
Additions:
Other-than-temporary impairments not previously recognized	(85)	(429)	(85)	(429)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	(89)	—	(183)	—
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	—	—	—	—
Decreases related to other-than-temporary impairments on securities sold	—	—	—	—
Cumulative credit loss at end of period	$(6,663)	$(6,035)	$(6,663)	$(6,035)

Cumulative credit losses related to OTTI may be reduced for securities sold as well as for securities that mature, are paid down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within (loss) gain on investment securities in the Company’s condensed consolidated statements of comprehensive income. For the three and six months ended June 30, 2018, the Company sold AFS securities for $1.7 billion and $3.7 billion with an amortized cost of $1.7 billion and $3.8 billion for net realized losses of $39.0 million and $58.6 million, respectively. For the three and six months ended June 30, 2017, the Company sold AFS securities for $2.7 billion and $5.1 billion with an amortized cost of $2.6 billion and $5.1 billion for net realized gains of $33.3 million and losses of $17.1 million, respectively.
The following table presents the gross realized gains and losses on sales of AFS securities for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Gross realized gains	$1,559	$47,994	$9,754	$56,725
Gross realized losses	(40,559)	(14,649)	(68,317)	(73,783)
Total realized (losses) gains on sales, net	$(39,000)	$33,345	$(58,563)	$(17,058)

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
The following table summarizes activity related to MSR for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Balance at beginning of period	$1,301,023	$747,580	$1,086,717	$693,815
Additions from purchases of mortgage servicing rights	132,366	196,920	279,265	273,876
Additions from sales of residential mortgage loans	—	—	—	20
Subtractions from sales of mortgage servicing rights	—	(946)	—	(946)
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	46,221	(26,111)	146,930	(22,929)
Other changes in fair value (1)	(36,467)	(19,951)	(65,669)	(37,948)
Other changes (2)	7,118	533	3,018	(7,863)
Balance at end of period	$1,450,261	$898,025	$1,450,261	$898,025
____________________

(1)	Other changes in fair value primarily represents changes due to the realization of expected cash flows.

(2)	Other changes includes purchase price adjustments, contractual prepayment protection, and changes due to the Company’s purchase of the underlying collateral.

At June 30, 2018 and December 31, 2017, the Company pledged MSR with a carrying value of $1.3 billion and $0.6 billion, respectively, as collateral for repurchase agreements and revolving credit facilities. See Note 13 - Repurchase Agreements and Note 15 - Revolving Credit Facilities.
As of June 30, 2018 and December 31, 2017, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands)	June 30, 2018	December 31, 2017
Weighted average prepayment speed:	7.7%	9.8%
Impact on fair value of 10% adverse change	$(41,381)	$(40,100)
Impact on fair value of 20% adverse change	$(80,635)	$(77,483)
Weighted average delinquency:	1.2%	1.7%
Impact on fair value of 10% adverse change	$(5,124)	$(4,274)
Impact on fair value of 20% adverse change	$(10,152)	$(8,875)
Weighted average discount rate:	10.0%	9.9%
Impact on fair value of 10% adverse change	$(48,632)	$(35,137)
Impact on fair value of 20% adverse change	$(94,122)	$(68,246)

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
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Servicing fee income	$70,883	$49,434	$137,332	$87,934
Ancillary and other fee income	324	165	646	305
Float income	6,458	1,709	10,877	2,842
Total	$77,665	$51,308	$148,855	$91,081

Mortgage Servicing Advances
In connection with the servicing of loans, the Company’s subservicers make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances, including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances, which are funded by the Company, totaled $28.7 million and $31.1 million and were included in other assets on the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of residential mortgage loans underlying MSR, residential mortgage loans held in previous on-balance sheet securitization trusts for which the Company is the named servicing administrator and loans owned and classified as residential mortgage loans held-for-sale. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	530,395	$119,531,589	454,028	$101,344,054
Residential mortgage loans in securitization trusts	3,723	2,500,663	3,845	2,618,016
Residential mortgage loans held-for-sale	215	34,965	236	37,632
Other assets	21	1,846	24	2,590
Total serviced mortgage assets	534,354	$122,069,063	458,133	$104,002,292

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 6. Residential Mortgage Loans Held-for-Sale, at Fair Value
Residential mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of a fair value option election. The following table presents the carrying value of the Company’s residential mortgage loans held-for-sale as of June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Unpaid principal balance	$34,965	$37,632
Fair value adjustment	(6,152)	(7,218)
Carrying value	$28,813	$30,414

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
The following table presents the Company’s restricted cash balances as of June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Restricted cash balances held by trading counterparties:
For securities and loan trading activity	$27,050	$27,050
For derivatives trading activity	187,769	191,421
As restricted collateral for repurchase agreements and Federal Home Loan Bank advances	349,539	417,018
Total restricted cash balances held by trading counterparties	564,358	635,489
Restricted cash balance pursuant to letter of credit on office lease	347	347
Total	$564,705	$635,836

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$417,515	$419,159
Restricted cash	564,705	635,836
Total cash, cash equivalents and restricted cash	$982,220	$1,054,995

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 8. Accrued Interest Receivable
The following table presents the Company’s accrued interest receivable by collateral type as of June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Available-for-sale securities:
Agency
Federal National Mortgage Association	$40,430	$46,517
Federal Home Loan Mortgage Corporation	10,591	12,255
Government National Mortgage Association	4,727	4,635
Non-Agency	5,207	4,740
Total available-for-sale securities	60,955	68,147
Residential mortgage loans held-for-sale	153	162
Total	$61,108	$68,309
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$74,328	$529,056	$—	$—
Interest rate swap agreements	161,863	21,410,697	—	4,636,567
Swaptions, net	9,474	155,000	(12,305)	583,000
TBAs	12,252	5,877,000	(18,190)	2,828,000
Put and call options for TBAs, net	—	—	(8,639)	320,000
Markit IOS total return swaps	—	—	(295)	51,541
Total	$257,917	$27,971,753	$(39,429)	$8,419,108

	December 31, 2017
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$91,827	$588,246	$—	$—
Interest rate swap agreements	206,773	21,516,125	(29,867)	6,966,000
Swaptions, net	10,405	2,666,000	—	—
TBAs	913	733,000	(1,930)	1,306,000
Markit IOS total return swaps	—	—	(106)	63,507
Total	$309,918	$25,503,371	$(31,903)	$8,335,507

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive income:

Derivative Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
(in thousands)		June 30,		June 30,
		2018	2017	2018	2017
Interest rate risk management
TBAs	Gain (loss) on other derivative instruments	$12,131	$(15,321)	$(10,535)	$(28,780)
Put and call options for TBAs	Gain (loss) on other derivative instruments	(2,396)	(7,822)	29,839	(19,062)
Interest rate swap agreements - Payers	Gain (loss) on interest rate swap and swaption agreements	63,991	(72,873)	307,096	(45,145)
Interest rate swap agreements - Receivers	Gain (loss) on interest rate swap and swaption agreements	(43,907)	25,527	(197,722)	28,093
Swaptions	Gain (loss) on interest rate swap and swaption agreements	9,049	(29,364)	70,304	(49,731)
Markit IOS total return swaps	Gain (loss) on other derivative instruments	(220)	(790)	673	(687)
Non-risk management
Inverse interest-only securities	Gain (loss) on other derivative instruments	(1,840)	4,393	(4,249)	1,125
Total		$36,808	$(96,250)	$195,406	$(114,187)

For the three and six months ended June 30, 2018, the Company recognized $13.8 million and $17.6 million, respectively, of income for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The income results from receiving either LIBOR interest or a fixed interest rate and paying either a fixed interest rate or LIBOR interest on an average $25.4 billion and $23.3 billion notional, respectively. For the three and six months ended June 30, 2017, the Company recognized $2.6 million and $10.5 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest and receiving either LIBOR interest or a fixed interest rate on an average $17.5 billion and $18.1 billion notional, respectively.
The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$558,942	$—	$(29,886)	$529,056	$545,159	$—
Interest rate swap agreements	23,598,825	7,740,752	(5,292,313)	26,047,264	25,377,155	(35,568)
Swaptions, net	(6,175,000)	(23,000)	5,460,000	(738,000)	(4,263,868)	15,119
TBAs, net	445,000	6,482,000	(3,878,000)	3,049,000	2,341,879	6,222
Put and call options for TBAs, net	(60,000)	(1,468,000)	1,208,000	(320,000)	203,429	(19,661)
Markit IOS total return swaps	61,521	—	(9,980)	51,541	59,594	(249)
Total	$18,429,288	$12,731,752	$(2,542,179)	$28,618,861	$24,263,348	$(34,137)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2017
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$698,826	$—	$(39,058)	$659,768	$681,216	$—
Interest rate swap agreements	18,252,440	4,476,986	(7,964,707)	14,764,719	17,470,672	(39,626)
Swaptions, net	(3,880,000)	(375,000)	5,605,000	1,350,000	1,249,341	9,543
TBAs, net	(993,000)	(1,039,400)	892,400	(1,140,000)	(24,728)	(31,021)
Put and call options for TBAs, net	1,770,000	1,285,000	(1,770,000)	1,285,000	96,319	(14,623)
Markit IOS total return swaps	87,269	—	(18,640)	68,629	75,282	(181)
Total	$15,935,535	$4,347,586	$(3,295,005)	$16,988,116	$19,548,102	$(75,908)

	Six Months Ended June 30, 2018
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$588,246	$—	$(59,190)	$529,056	$559,844	$—
Interest rate swap agreements	28,482,125	25,349,632	(27,784,493)	26,047,264	23,272,892	4,138
Swaptions, net	2,666,000	(1,238,000)	(2,166,000)	(738,000)	(3,092,050)	67,892
TBAs, net	(573,000)	17,713,000	(14,091,000)	3,049,000	1,563,801	(5,614)
Put and call options for TBAs, net	—	4,602,000	(4,922,000)	(320,000)	(327,917)	38,542
Markit IOS total return swaps	63,507	—	(11,966)	51,541	60,864	(249)
Total	$31,226,878	$46,426,632	$(49,034,649)	$28,618,861	$22,037,434	$104,709

	Six Months Ended June 30, 2017
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$740,844	$—	$(81,076)	$659,768	$700,941	$—
Interest rate swap agreements	20,371,063	13,529,809	(19,136,153)	14,764,719	18,085,752	11,520
Swaptions, net	225,000	(4,255,000)	5,380,000	1,350,000	(98,923)	24,428
TBAs, net	(1,489,000)	(4,125,400)	4,474,400	(1,140,000)	(12,431)	(42,427)
Put and call options for TBAs, net	(1,136,000)	2,555,000	(134,000)	1,285,000	(63,387)	24,146
Markit IOS total return swaps	90,593	—	(21,964)	68,629	81,686	(181)
Total	$18,802,500	$7,704,409	$(9,518,793)	$16,988,116	$18,693,638	$17,486
____________________

(1)	Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized (gain) loss on interest rate swaps and swaptions and unrealized loss on other derivative instruments line items within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the (purchases) short sales of other derivative instruments, proceeds from sales (payments for termination) of other derivative instruments, net and increase (decrease) in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when mortgage rates decline or increase, depending on the type of investment. Rising mortgage rates generally result in a slowing of refinancing activity, which slows prepayments and results in a decline in the value of the Company’s fixed-rate Agency pools. To mitigate the impact of this risk on the Company’s fixed-rate Agency pool portfolio, the Company maintains a portfolio of fixed-rate interest-only securities and MSR, which increase in value when interest rates increase. As of June 30, 2018 and December 31, 2017, the Company had $146.9 million and $117.8 million, respectively, of interest-only securities, and $1.5 billion and $1.1 billion, respectively, of MSR in place to economically hedge its Agency RMBS. Interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.
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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of June 30, 2018 and December 31, 2017:

	June 30, 2018
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$5,877,000	$6,098,606	$6,110,858	$12,252	$—
Sale contracts	(2,828,000)	(2,796,996)	(2,815,186)	—	(18,190)
TBAs, net	$3,049,000	$3,301,610	$3,295,672	$12,252	$(18,190)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2017
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$733,000	$769,446	$770,359	$913	$—
Sale contracts	(1,306,000)	(1,316,367)	(1,318,297)	—	(1,930)
TBAs, net	$(573,000)	$(546,921)	$(547,938)	$913	$(1,930)
___________________

(1)	Notional amount represents the face amount of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the TBA (or of the underlying Agency RMBS) as of period-end.

(4)
Net carrying value represents the difference between the market value of the TBA as of period-end and its cost basis, and is reported in derivative assets / (liabilities), at fair value, in the condensed consolidated balance sheets.

Put and Call Options for TBAs. The Company may use put and call options for TBAs independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of June 30, 2018, the Company had purchased put and call options for TBAs with a notional amount of $4.8 billion and short sold put and call options for TBAs with a notional amount of $5.1 billion. The put and call options had a fair market value of $8.6 million included in derivative liabilities, at fair value, on the condensed consolidated balance sheet as of June 30, 2018. The Company did not hold any put and call options for TBAs as of December 31, 2017.
Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of June 30, 2018 and December 31, 2017, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a three-month LIBOR rate:

(notional in thousands)
June 30, 2018
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate (2)	Weighted Average Maturity (Years) (2)
2018	$2,020,000	1.289%	2.318%	0.35
2019	4,336,897	1.769%	2.358%	1.29
2020	2,890,000	1.785%	2.327%	2.31
2021	2,417,000	1.788%	2.339%	3.42
2022 and Thereafter	6,510,929	2.407%	2.345%	8.03
Total	$18,174,826	1.926%	2.341%	3.84

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(notional in thousands)
December 31, 2017
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate (2)	Weighted Average Maturity (Years) (2)
2018	$4,320,000	1.155%	1.508%	0.50
2019	5,448,135	1.767%	1.386%	1.79
2020	5,490,000	1.945%	1.509%	2.87
2021	2,417,000	1.788%	1.628%	3.92
2022 and Thereafter	5,245,000	1.764%	1.516%	6.44
Total	$22,920,135	1.694%	1.493%	3.01
____________________

(1)	Notional amount includes $874.8 million and $570.0 million in forward starting interest rate swaps as of June 30, 2018 and December 31, 2017, respectively.

(2)
Weighted averages exclude forward starting interest rate swaps. As of June 30, 2018 and December 31, 2017, the weighted average fixed pay rate on forward starting interest rate swaps was 2.6% and 2.1%, respectively.

Additionally, as of June 30, 2018 and December 31, 2017, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk whereby the Company pays interest at a three-month LIBOR rate:

(notional in thousands)
June 30, 2018
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2020	$450,000	1.984%	2.362%	1.80
2021	2,977,438	2.499%	2.362%	2.71
2022 and Thereafter	4,445,000	2.534%	2.333%	6.87
Total	$7,872,438	2.489%	2.345%	5.01

(notional in thousands)
December 31, 2017
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2020	$200,000	1.391%	1.642%	2.60
2021	500,000	1.357%	1.327%	3.05
2022 and Thereafter	4,861,990	1.475%	2.325%	8.34
Total	$5,561,990	1.462%	2.211%	7.66

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Interest Rate Swaptions. The Company may use interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would either pay or receive a fixed rate) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of June 30, 2018 and December 31, 2017, the Company had the following outstanding interest rate swaptions that were utilized as macro-economic hedges:

	June 30, 2018
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost Basis	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$9,680	$10,664	0.85	$2,545,000	2.91%	3M Libor	5.9
Sale contracts:
Payer	≥ 6 Months	$(6,808)	$(4,846)	8.20	$(280,000)	2.99%	3M Libor	10.0
Receiver	< 6 Months	$(9,730)	$(3,187)	3.75	$(2,723,000)	3M Libor	2.40%	5.9
Receiver	≥ 6 Months	$(6,962)	$(5,462)	8.20	$(280,000)	3M Libor	2.99%	10.0

	December 31, 2017
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$21,380	$17,736	4.03	$7,200,000	2.27%	3M Libor	3.8
Receiver	< 6 Months	$4,660	$2,982	3.72	$2,300,000	3M Libor	2.10%	10.0
Sale contracts:
Payer	< 6 Months	$(7,950)	$(5,619)	4.66	$(1,693,000)	2.70%	3M Libor	10.0
Receiver	< 6 Months	$(16,260)	$(4,694)	5.17	$(5,141,000)	3M Libor	1.89%	5.6

Markit IOS Total Return Swaps. The Company may use total return swaps (agreements whereby the Company receives or makes payments based on the total return of an underlying instrument or index, such as the Markit IOS Index, in exchange for fixed or floating rate interest payments) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company enters into total return swaps to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our portfolio (referred to as “convexity risk”). Total return swaps based on the Markit IOS Index are intended to synthetically replicate the performance of interest-only securities. The Company had the following total return swap agreements in place at June 30, 2018 and December 31, 2017:

(notional and dollars in thousands)
June 30, 2018
Maturity Date	Current Notional Amount	Fair Value	Cost Basis	Unrealized Gain (Loss)
January 12, 2043	$(22,808)	$(117)	$201	$(318)
January 12, 2044	(28,733)	(178)	288	(466)
Total	$(51,541)	$(295)	$489	$(784)

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
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of June 30, 2018, the fair value of derivative financial instruments as an asset and liability position was $257.9 million and $39.4 million, respectively.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Inverse Interest-Only Securities. As of June 30, 2018 and December 31, 2017, inverse interest-only securities with a carrying value of $74.3 million and $91.8 million, including accrued interest receivable of $0.7 million and $0.9 million, respectively, are accounted for as derivative financial instruments in the condensed consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Face Value	$529,056	$588,246

Amortized Cost	$77,740	$86,734
Gross unrealized gains	3,415	6,843
Gross unrealized losses	(7,505)	(2,602)
Market Value	$73,650	$90,975

Note 10. Other Assets
Other assets as of June 30, 2018 and December 31, 2017 are summarized in the following table:

(in thousands)	June 30, 2018	December 31, 2017
Property and equipment at cost	$6,870	$6,776
Accumulated depreciation (1)	(5,924)	(5,550)
Net property and equipment	946	1,226
Equity securities, at fair value	30,425	29,413
Prepaid expenses	1,830	1,755
Income taxes receivable	446	130
Deferred tax assets, net (2)	28,568	25,956
Servicing advances	28,718	31,050
Federal Home Loan Bank stock	40,845	53,826
Equity investments	3,000	3,000
Other receivables	32,152	29,482
Total other assets	$166,930	$175,838
____________________

(1)	Depreciation expense for the three and six months ended June 30, 2018 was $0.2 million and $0.3 million, respectively.

(2)	Net of valuation allowance of $2.4 million and $2.7 million, respectively.

Note 11. Other Liabilities
Other liabilities as of June 30, 2018 and December 31, 2017 are summarized in the following table:

(in thousands)	June 30, 2018	December 31, 2017
Accrued expenses	$23,999	$24,737
Other	1,728	3,043
Total other liabilities	$25,727	$27,780

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
Available-for-sale securities. The Company holds a portfolio of AFS securities that are carried at fair value in the condensed consolidated balance sheets and primarily comprised of Agency RMBS and non-Agency securities. The Company determines the fair value of its Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of its non-Agency securities, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 99.2% and 0.8% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at June 30, 2018. AFS securities account for 91.6% of all assets reported at fair value at June 30, 2018.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the condensed consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing providers. Although MSR transactions are observable in the marketplace, the valuation is based upon cash flow models that include unobservable market data inputs (including prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its MSR as Level 3 fair value assets at June 30, 2018.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Residential mortgage loans held-for-sale. The Company holds residential mortgage loans held-for-sale that are carried at fair value in the condensed consolidated balance sheets as a result of a fair value option election. The Company determines fair value of its residential mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 1.6% and 98.4% of its residential mortgage loans held-for-sale as Level 2 and Level 3 fair value assets, respectively, at June 30, 2018.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, swaptions, put and call options for TBAs and Markit IOS total return swaps. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, swaptions, put and call options for TBAs and Markit IOS total returns swaps reported at fair value as Level 2 at June 30, 2018.
The Company may also enter into certain other derivative financial instruments, such as TBAs, short U.S. Treasuries and inverse interest-only securities. These instruments are similar in form to the Company’s AFS securities and the Company utilizes a pricing service to value TBAs and broker quotes to value short U.S. Treasuries and inverse interest-only securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at June 30, 2018. The Company reported 100% of its TBAs as Level 1 as of June 30, 2018. The Company did not hold any short U.S. Treasuries at June 30, 2018.
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
Equity securities. The Company’s equity securities are carried at fair value and reported in other assets on the condensed consolidated balance sheets. Changes in fair value are recorded as a component of (loss) gain on investment securities in the condensed consolidated statements of comprehensive income. The Company determines fair value of its equity securities based on the closing market price of the securities at period end.

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

	Recurring Fair Value Measurements
	June 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$19,139,930	$153,424	$19,293,354
Mortgage servicing rights	—	—	1,450,261	1,450,261
Residential mortgage loans held-for-sale	—	462	28,351	28,813
Derivative assets	12,252	245,665	—	257,917
Equity securities	30,425	—	—	30,425
Total assets	$42,677	$19,386,057	$1,632,036	$21,060,770
Liabilities
Derivative liabilities	$18,190	$21,239	$—	$39,429
Total liabilities	$18,190	$21,239	$—	$39,429

	Recurring Fair Value Measurements
	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$21,067,678	$153,141	$21,220,819
Mortgage servicing rights	—	—	1,086,717	1,086,717
Residential mortgage loans held-for-sale	—	474	29,940	30,414
Derivative assets	913	309,005	—	309,918
Equity securities	29,413	—	—	29,413
Total assets	$30,326	$21,377,157	$1,269,798	$22,677,281
Liabilities
Derivative liabilities	1,930	29,973	—	31,903
Total liabilities	$1,930	$29,973	$—	$31,903

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2018, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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
The following tables present the reconciliation for all of the Company’s Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended
	June 30, 2018
(in thousands)	Available-For-Sale Securities	Mortgage Servicing Rights		Residential Mortgage Loans Held-For-Sale
Beginning of period level 3 fair value	$153,424	$1,301,023		$28,958
Gains (losses) included in net income:
Realized (losses) gains	—	(36,368)		(40)
Unrealized (losses) gains	—	46,221	(1)	286	(3)
Total gains (losses) included in net income	—	9,853		246
Other comprehensive (loss) income	—	—		—
Purchases	—	132,366		—
Sales	—	(99)		—
Settlements	—	7,118		(853)
Gross transfers into level 3	—	—		—
Gross transfers out of level 3	—	—		—
End of period level 3 fair value	$153,424	$1,450,261		$28,351
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$45,491	(2)	$256	(4)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Six Months Ended
	June 30, 2018
(in thousands)	Available-For-Sale Securities	Mortgage Servicing Rights		Residential Mortgage Loans Held-For-Sale
Beginning of period level 3 fair value	$153,141	$1,086,717		$29,940
Gains (losses) included in net income:
Realized gains (losses)	—	(65,270)		(208)
Unrealized gains (losses)	—	146,930	(1)	772	(3)
Total gains (losses) included in net income	—	81,660		564
Other comprehensive (loss) income	283	—		—
Purchases	—	279,265		—
Sales	—	(399)		—
Settlements	—	3,018		(2,153)
Gross transfers into level 3	—	—		—
Gross transfers out of level 3	—	—		—
End of period level 3 fair value	$153,424	$1,450,261		$28,351
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$142,843	(2)	$634	(4)
___________________

(1)	The change in unrealized gains or losses on MSR was recorded in gain (loss) on servicing asset on the condensed consolidated statements of comprehensive income.

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

The Company did not incur transfers between Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2018 and 2017. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
The Company used broker quotes in the fair value measurement of its Level 3 available-for-sale securities. The significant unobservable inputs used by the broker included expected default, severity and discount rate. Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement.
The Company also used multiple third-party pricing providers in the fair value measurement of its Level 3 MSR. The table below presents information about the significant unobservable inputs used by the third-party pricing providers in the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at June 30, 2018:

June 30, 2018
Valuation Technique	Unobservable Input (1)	Range			Weighted Average
Discounted cash flow	Constant prepayment speed	6.7	-	8.7%	7.7%
	Delinquency	0.9	-	1.4%	1.2%
	Discount rate	8.7	-	11.6%	10.0%

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

December 31, 2017
Valuation Technique	Unobservable Input (1)	Range			Weighted Average
Discounted cash flow	Constant prepayment speed	8.2	-	11.2%	9.8%
	Delinquency	1.3	-	2.0%	1.7%
	Discount rate	8.3	-	11.2%	9.9%
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
The Company elected the fair value option for its previously held residential mortgage loans held-for-investment in securitization trusts and the collateralized borrowings in securitization trusts. The fair value option was elected to better reflect the economics of the Company’s retained interests. The Company’s policy was to separately record interest income on the fair value elected loans and interest expense on the fair value elected borrowings. Upfront fees and costs were not deferred or capitalized. Fair value adjustments were reported in other income on the condensed consolidated statements of comprehensive income. During the fourth quarter of 2017, the Company sold all of these retained subordinated securities thereby causing the deconsolidation of the securitization trusts from the Company’s consolidated balance sheet. The remaining retained securities are included within non-Agency AFS securities.
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

	Three Months Ended June 30, 2018
(in thousands)	Interest income (expense)		(Loss) gain on investment securities	Other income	Total included in net income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$(1,328)		$2,959	$—	$1,631	N/A
Residential mortgage loans held-for-investment in securitization trusts	—	(1)	—	—	—	$—	(2)
Residential mortgage loans held-for-sale	349	(1)	—	240	589	(6)	(3)
Liabilities
Collateralized borrowings in securitization trusts	—		—	—	—	—	(2)
Total	$(979)		$2,959	$240	$2,220	$(6)

	Three Months Ended June 30, 2017
(in thousands)	Interest income (expense)		(Loss) gain on investment securities	Other income	Total included in net income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$(1,578)		$2,365	$—	$787	N/A
Residential mortgage loans held-for-investment in securitization trusts	30,826	(1)	—	17,860	48,686	$—	(2)
Residential mortgage loans held-for-sale	503	(1)	—	333	836	(1,292)	(3)
Liabilities
Collateralized borrowings in securitization trusts	(24,843)		—	(16,467)	(41,310)	—	(2)
Total	$4,908		$2,365	$1,726	$8,999	$(1,292)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Six Months Ended June 30, 2018
(in thousands)	Interest income (expense)		(Loss) gain on investment securities	Other income	Total included in net income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$(3,317)		$9,317	$—	$6,000	N/A
Residential mortgage loans held-for-investment in securitization trusts	—	(1)	—	—	—	$—	(2)
Residential mortgage loans held-for-sale	656	(1)	—	556	1,212	$31	(3)
Liabilities
Collateralized borrowings in securitization trusts	—		—	—	—	—	(2)
Total	$(2,661)		$9,317	$556	$7,212	$31

	Six Months Ended June 30, 2017
(in thousands)	Interest income (expense)		(Loss) gain on investment securities	Other income	Total included in net income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$(3,282)		$4,367	$—	$1,085	N/A
Residential mortgage loans held-for-investment in securitization trusts	62,454	(1)	—	30,899	93,353	$—	(2)
Residential mortgage loans held-for-sale	901	(1)	—	1,794	2,695	(881)	(3)
Liabilities
Collateralized borrowings in securitization trusts	(50,229)		—	(22,822)	(73,051)	—	(2)
Total	$9,844		$4,367	$9,871	$24,082	$(881)
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

(3)	The change in fair value due to credit risk on residential mortgage loans held-for-sale was quantified by holding yield constant in the cash flow model in order to isolate credit risk component.

The table below provides the fair value and the unpaid principal balance for the Company’s fair value option-elected loans.

	June 30, 2018		December 31, 2017
(in thousands)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Residential mortgage loans held-for-sale
Total loans	$34,965	$28,813	$37,632	$30,414
Nonaccrual loans	$10,921	$9,001	$13,511	$10,963
Loans 90+ days past due	$9,669	$7,926	$12,136	$9,857
____________________

(1)	Excludes accrued interest receivable.

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

•
The carrying value of repurchase agreements, FHLB advances and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. As of June 30, 2018, the Company held $300.0 million of repurchase agreements, $50.0 million of FHLB advances and $150.0 million of revolving credit facilities that are considered long-term. The Company’s long-term repurchase agreements, FHLB advances and revolving credit facilities have floating rates based on an index plus a spread and, for members of the FHLB, the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

•
Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to June 30, 2018. The Company categorizes the fair value measurement of these assets as Level 2.

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities	$19,293,354	$19,293,354	$21,220,819	$21,220,819
Mortgage servicing rights	$1,450,261	$1,450,261	$1,086,717	$1,086,717
Residential mortgage loans held-for-sale	$28,813	$28,813	$30,414	$30,414
Cash and cash equivalents	$417,515	$417,515	$419,159	$419,159
Restricted cash	$564,705	$564,705	$635,836	$635,836
Derivative assets	$257,917	$257,917	$309,918	$309,918
Equity securities	$30,425	$30,425	$29,413	$29,413
Federal Home Loan Bank stock	$40,845	$40,845	$53,826	$53,826
Equity investments	$3,000	$3,000	$3,000	$3,000
Liabilities
Repurchase agreements	$17,205,823	$17,205,823	$19,451,207	$19,451,207
Federal Home Loan Bank advances	$865,024	$865,024	$1,215,024	$1,215,024
Revolving credit facilities	$170,000	$170,000	$20,000	$20,000
Convertible senior notes	$283,268	$304,451	$282,827	$306,351
Derivative liabilities	$39,429	$39,429	$31,903	$31,903

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 13. Repurchase Agreements
As of June 30, 2018 and December 31, 2017, the Company had outstanding $17.2 billion and $19.5 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 2.34% and 1.69% and weighted average remaining maturities of 102 and 83 days as of June 30, 2018 and December 31, 2017, respectively.
At June 30, 2018 and December 31, 2017, the repurchase agreement balances were as follows:

(in thousands)	June 30, 2018	December 31, 2017
Short-term	$16,905,823	$19,338,707
Long-term	300,000	112,500
Total	$17,205,823	$19,451,207

At June 30, 2018 and December 31, 2017, the repurchase agreements had the following characteristics and remaining maturities:

	June 30, 2018
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$2,338,208	$505,679	$8,345	$—	$2,852,232
30 to 59 days	3,084,712	501,212	28,275	—	3,614,199
60 to 89 days	3,744,082	151,313	2,028	—	3,897,423
90 to 119 days	2,517,056	210,103	8,943	—	2,736,102
120 to 364 days	2,838,208	958,004	9,655	—	3,805,867
One year and over	—	—	—	300,000	300,000
Total	$14,522,266	$2,326,311	$57,246	$300,000	$17,205,823
Weighted average borrowing rate	2.10%	3.56%	2.99%	4.26%	2.34%

	December 31, 2017
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$3,634,541	$613,500	$21,423	$—	$4,269,464
30 to 59 days	3,522,256	261,835	47,020	—	3,831,111
60 to 89 days	3,165,834	290,628	2,478	—	3,458,940
90 to 119 days	2,119,490	332,614	322	—	2,452,426
120 to 364 days	4,883,432	443,334	—	—	5,326,766
One year and over	—	—	—	112,500	112,500
Total	$17,325,553	$1,941,911	$71,243	$112,500	$19,451,207
Weighted average borrowing rate	1.53%	2.98%	2.15%	3.78%	1.69%

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	June 30, 2018	December 31, 2017
Available-for-sale securities, at fair value	$18,069,184	$19,780,175
Mortgage servicing rights, at fair value	726,218	424,740
Cash and cash equivalents	—	15,000
Restricted cash	349,539	417,018
Due from counterparties	27,311	773,422
Derivative assets, at fair value	73,586	90,895
Total	$19,245,838	$21,501,250

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at June 30, 2018 and December 31, 2017:

	June 30, 2018				December 31, 2017
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Royal Bank of Canada	$1,517,324	$311,319	9%	131	$1,261,956	$223,347	6%	75
All other counterparties (2)	15,688,499	1,383,136	40%	99	18,189,251	1,519,776	43%	84
Total	$17,205,823	$1,694,455			$19,451,207	$1,743,123
____________________

(1)
Represents the net carrying value of the assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases are not included in the amounts presented above. The Company did not have any such payables at June 30, 2018 or December 31, 2017.

(2)	Represents amounts outstanding with 26 and 26 counterparties at June 30, 2018 and December 31, 2017, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 14. Federal Home Loan Bank of Des Moines Advances
The Company’s wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of June 30, 2018 and December 31, 2017, TH Insurance had $0.9 billion and $1.2 billion in outstanding secured advances with a weighted average borrowing rate of 2.39% and 1.79%, respectively. As of June 30, 2018 and December 31, 2017, TH Insurance had an additional $2.7 billion and $2.2 billion of available uncommitted capacity for borrowings, respectively, insofar as TH Insurance holds adequate total assets to support a new advance. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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
At June 30, 2018 and December 31, 2017, FHLB advances had the following remaining maturities:

(in thousands)	June 30, 2018	December 31, 2017
≤ 1 year	$815,024	$—
> 1 and ≤ 3 years	—	815,024
> 3 and ≤ 5 years	—	—
> 5 and ≤ 10 years	—	—
> 10 years	50,000	400,000
Total	$865,024	$1,215,024

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of FHLB advances:

(in thousands)	June 30, 2018	December 31, 2017
Available-for-sale securities, at fair value	$903,335	$1,210,715
Due from counterparties	—	62,959
Total	$903,335	$1,273,674

The FHLB retains the right to mark the underlying collateral for FHLB advances to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral. In addition, as a condition to membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB. At June 30, 2018 and December 31, 2017, the Company had stock in the FHLB totaling $40.8 million and $53.8 million, respectively, which is included in other assets on the condensed consolidated balance sheets. FHLB stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLB. Accordingly, when evaluating FHLB stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2018 and December 31, 2017, the Company had not recognized an impairment charge related to its FHLB stock.

Note 15. Revolving Credit Facilities
To finance MSR, the Company has entered into revolving credit facilities collateralized by the value of the MSR pledged. As of June 30, 2018 and December 31, 2017, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $170.0 million and $20.0 million with a weighted average borrowing rate of 5.33% and 5.14% and weighted average remaining maturities of 4.45 and 0.96 years, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At June 30, 2018 and December 31, 2017, borrowings under revolving credit facilities had the following remaining maturities:

(in thousands)	June 30, 2018	December 31, 2017
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	—	—
90 to 119 days	—	—
120 to 364 days	20,000	20,000
One year and over	150,000	—
Total	$170,000	$20,000

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of June 30, 2018 and December 31, 2017, MSR with a carrying value of $541.1 million and $159.5 million, respectively, was pledged as collateral for the Company’s future payment obligations under its revolving credit facilities. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

Note 16. Convertible Senior Notes
On January 19, 2017, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022. The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in January 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of June 30, 2018 and December 31, 2017, the notes had a conversion rate of 62.0780 and 61.4698 shares of common stock per $1,000 principal amount of the notes, respectively. The outstanding amount due on the convertible senior notes as of June 30, 2018 and December 31, 2017 was $283.3 million and $282.8 million, respectively, net of deferred issuance costs.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Distributions to Preferred Stockholders
The following table presents cash dividends declared by the Company on its preferred stock since their issuances:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Preferred Share
Series A Preferred Stock:
June 19, 2018	July 12, 2018	July 27, 2018	$0.50781
March 20, 2018	April 12, 2018	April 27, 2018	$0.50781
December 14, 2017	January 12, 2018	January 29, 2018	$0.50781
September 14, 2017	October 12, 2017	October 27, 2017	$0.50781
June 15, 2017	July 12, 2017	July 27, 2017	$0.75043
Series B Preferred Stock:
June 19, 2018	July 12, 2018	July 27, 2018	$0.47656
March 20, 2018	April 12, 2018	April 27, 2018	$0.47656
December 14, 2017	January 12, 2018	January 29, 2018	$0.47656
September 14, 2017	October 12, 2017	October 27, 2017	$0.51892
Series C Preferred Stock:
June 19, 2018	July 12, 2018	July 27, 2018	$0.45313
March 20, 2018	April 12, 2018	April 27, 2018	$0.45313
December 14, 2017	January 12, 2018	January 29, 2018	$0.30208
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2018, the Company had 175,470,398 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the six months ended June 30, 2018 and 2017:

Number of common shares
Common shares outstanding, December 31, 2016	173,826,163
Issuance of common stock	13,219
Issuance of restricted stock (1)	649,225
Common shares outstanding, June 30, 2017	174,488,607

Common shares outstanding, December 31, 2017	174,496,587
Issuance of common stock	12,468
Issuance of restricted stock (1)	961,343
Common shares outstanding, June 30, 2018	175,470,398
____________________

(1)
Represents shares of restricted stock granted under the Second Restated 2009 Equity Incentive Plan, net of forfeitures, of which 1,593,701 restricted shares remained subject to vesting requirements at June 30, 2018.

Distributions to Common Stockholders
The following table presents cash dividends declared by the Company on its common stock from December 31, 2016 through June 30, 2018:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share
June 19, 2018	June 29, 2018	July 27, 2018	$0.47
March 20, 2018	April 2, 2018	April 27, 2018	$0.47
December 14, 2017	December 26, 2017	December 29, 2017	$0.47
September 14, 2017	September 29, 2017	October 27, 2017	$0.52
June 15, 2017	June 30, 2017	July 27, 2017	$0.52
March 14, 2017	March 31, 2017	April 27, 2017	$0.50

On September 14, 2017, the Company’s board of directors declared a special dividend pursuant to which the 33.1 million shares of Granite Point common stock acquired by the Company in exchange for the contribution of its equity interests in TH Commercial Holdings LLC to Granite Point on June 28, 2017 would be distributed, on a pro rata basis, to the holders of Two Harbors common stock outstanding at the close of business on October 20, 2017. The Granite Point common stock was distributed on November 1, 2017. Due to its controlling ownership interest in Granite Point through November 1, 2017, the Company consolidated Granite Point on its financial statements. Effective November 1, 2017 (the date the 33.1 million shares of Granite Point common stock were distributed to the Company’s common stockholders), the Company no longer has a controlling interest in Granite Point and, therefore, has deconsolidated Granite Point and its subsidiaries from its financial statements and reclassified all of Granite Point’s prior period assets, liabilities and results of operations to discontinued operations.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 3,750,000 shares of the Company’s common stock. As of June 30, 2018, 211,609 shares have been issued under the plan for total proceeds of approximately $4.2 million, of which 7,547 and 12,468 shares were issued for total proceeds of $0.1 million and $0.2 million during the three and six months ended June 30, 2018, respectively. During the three and six months ended June 30, 2017, 7,586 and 13,219 shares were issued for total proceeds of $0.2 million and $0.3 million, respectively.
Share Repurchase Program
The Company’s share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of June 30, 2018, a total of 12,067,500 shares had been repurchased by the Company under the program for an aggregate cost of $200.4 million. No shares were repurchased during the three and six months ended June 30, 2018 and 2017.
At-the-Market Offering
The Company has entered into an equity distribution agreement under which the Company may sell up to an aggregate of 10,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of June 30, 2018, 3,792,935 shares of common stock have been sold under the equity distribution agreement for total accumulated net proceeds of approximately $77.6 million. No shares were sold during the three and six months ended June 30, 2018 and 2017.
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income at June 30, 2018 and December 31, 2017 was as follows:

(in thousands)	June 30, 2018	December 31, 2017
Available-for-sale securities
Unrealized gains	$507,952	$475,694
Unrealized losses	(542,885)	(140,881)
Accumulated other comprehensive (loss) income	$(34,933)	$334,813

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Reclassifications out of Accumulated Other Comprehensive (Loss) Income
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive income to net income upon the recognition of any other-than-temporary impairments and realized gains and losses on sales, net of income tax effects, as individual securities are impaired or sold. The following table summarizes reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2018 and 2017:

	Affected Line Item in the Condensed Consolidated Statements of Comprehensive Income	Amount Reclassified out of Accumulated Other Comprehensive (Loss) Income
		Three Months Ended		Six Months Ended
(in thousands)		June 30,		June 30,
		2018	2017	2018	2017
Other-than-temporary impairments on AFS securities	Total other-than-temporary impairment losses	$174	$429	$268	$429
Realized losses (gains) on sales of certain AFS securities, net of tax	(Loss) gain on investment securities	23,615	(6,147)	22,286	3,166
Total		$23,789	$(5,718)	$22,554	$3,595

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
Due to its controlling ownership interest in Granite Point through November 1, 2017 (the date the 33.1 million shares of Granite Point common stock were distributed to the Company’s common stockholders), the Company consolidated Granite Point on its financial statements and reflected noncontrolling interest for the portion of equity and comprehensive income not attributable to the Company. During the period from June 28, 2017 through November 1, 2017, in accordance with ASC 810, Consolidation, the carrying amount of noncontrolling interest was adjusted to reflect (i) changes in its ownership interest in Granite Point as a result of purchases of Granite Point common stock and (ii) the portion of comprehensive income and dividends declared by Granite Point that are not attributable to the Company, with the offset to equity. Effective November 1, 2017, the Company no longer has a controlling interest in Granite Point and, therefore, has deconsolidated Granite Point and its subsidiaries, including any noncontrolling interest, from its financial statements and reclassified all of Granite Point’s prior period assets, liabilities and results of operations to discontinued operations.

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
During the six months ended June 30, 2018 and 2017, the Company granted 44,245 and 34,559 shares of common stock, respectively, to its independent directors pursuant to the Plan. The estimated fair value of these awards was $15.48 and $19.82 per share on grant date, based on the adjusted closing price of the Company’s common stock on the NYSE on such date. The grants vested immediately.
Additionally, during the six months ended June 30, 2018 and 2017, the Company granted 941,371 and 637,286 shares of restricted common stock, respectively, to key employees of PRCM Advisers pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $15.12 and $17.48 per share on grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. However, as the cost of these awards is measured at fair value at each reporting date based on the price of the Company’s stock as of period end in accordance with ASC 505, Equity, or ASC 505, the fair value of these awards as of June 30, 2018 was $15.80 per share based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.
The following table summarizes the activity related to restricted common stock for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	1,284,010	$17.15	1,319,712	$17.10
Granted	985,616	15.14	671,845	17.60
Vested	(661,810)	(17.15)	(645,325)	(17.90)
Forfeited	(14,115)	(15.59)	(17,069)	(18.04)
Outstanding at End of Period	1,593,701	$15.92	1,329,163	$16.95

For the three and six months ended June 30, 2018, the Company recognized compensation related to restricted common stock granted pursuant to the Plan of $4.1 million and $6.4 million, respectively. For the three and six months ended June 30, 2017, the Company recognized compensation related to restricted common stock granted pursuant to the Plan of $4.3 million and $8.2 million, respectively.

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
For the three and six months ended June 30, 2018 and 2017, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C-corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
During the three and six months ended June 30, 2018, the Company’s TRSs recognized a benefit from income taxes of $6.1 million and $2.3 million, respectively, which was primarily due to net losses incurred on derivative instruments, offset by gains recognized on MSR held in the Company’s TRSs. During the three and six months ended June 30, 2017, the Company’s TRSs recognized a provision for income taxes of $8.8 million and a benefit from income taxes of $15.8 million, respectively. The provision for the three months ended June 30, 2017 was primarily due to realized gains on sales of AFS securities held in the Company’s TRSs, while the benefit for the six months ended June 30, 2017 was primarily due to realized losses on sales of AFS securities and net losses incurred on derivative instruments held in the Company’s TRSs. As of June 30, 2018 and December 31, 2017, a $2.4 million and a $2.7 million valuation allowance was recorded, respectively, because the Company determined that it is more likely than not that the associated deferred tax asset will not be realized.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 20. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017. All per share amounts, common shares outstanding and restricted shares for all periods presented reflect the Company’s one-for-two reverse stock split effected on November 1, 2017 (refer to Note 17 - Stockholders’ Equity for additional information).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2018	2017	2018	2017
Numerator:
Net income (loss) from continuing operations	$139,490	$(5,539)	$474,299	$52,992
Income from discontinued operations, net of tax	—	14,197	—	27,651
Net income	139,490	8,658	474,299	80,643
Income from discontinued operations attributable to noncontrolling interest	—	40	—	40
Net income attributable to Two Harbors Investment Corp.	139,490	8,618	474,299	80,603
Dividends on preferred stock	13,747	4,285	27,494	4,285
Net income attributable to common stockholders - basic	125,743	4,333	446,805	76,318
Interest expense attributable to convertible notes (1)	4,689	—	9,390	—
Net income attributable to common stockholders - diluted	$130,432	$4,333	$456,195	$76,318
Denominator:
Weighted average common shares outstanding	173,789,898	173,074,935	173,671,942	172,951,419
Weighted average restricted stock shares	1,662,091	1,398,233	1,627,880	1,426,676
Basic weighted average shares outstanding	175,451,989	174,473,168	175,299,822	174,378,095
Effect of dilutive shares issued in an assumed conversion	17,760,888	—	17,716,971	—
Diluted weighted average shares outstanding	193,212,877	174,473,168	193,016,793	174,378,095
Basic Earnings Per Share:
Continuing operations	$0.72	$(0.06)	$2.55	$0.28
Discontinued operations	—	0.08	—	0.16
Net income	$0.72	$0.02	$2.55	$0.44
Diluted Earnings Per Share:
Continuing operations	$0.68	$(0.06)	$2.36	$0.28
Discontinued operations	—	0.08	—	0.16
Net income	$0.68	$0.02	$2.36	$0.44
___________________

(1)	Includes a nondiscretionary adjustment for the assumed change in the management fee calculation.

For the three and six months ended June 30, 2017, excluded from the calculation of diluted earnings per share is the effect of adding back $4.6 million and $8.4 million of interest expense, respectively, net of a nondiscretionary adjustment for the assumed change in the management fee calculation, and 14,390,079 and 12,953,023 weighted average common share equivalents, respectively, related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 21. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with its management agreement with PRCM Advisers, the Company incurred $11.5 million and $23.2 million as a management fee to PRCM Advisers for the three and six months ended June 30, 2018, respectively, and $9.8 million and $19.7 million as a management fee to PRCM Advisers for the three and six months ended June 30, 2017, respectively, which represents approximately 1.5% of stockholders’ equity on an annualized basis as defined by the management agreement. For purposes of calculating the management fee, stockholders’ equity is adjusted to exclude the consolidated stockholders’ equity of Granite Point and its subsidiaries previously included in the Company’s condensed consolidated balance sheet and any common stock repurchases, as well as any unrealized gains, losses or other items that do not affect realized net income, among other adjustments, in accordance with the management agreement. In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $4.0 million and $10.8 million for the three and six months ended June 30, 2018, respectively, and $4.0 million and $8.3 million for the three and six months ended June 30, 2017, respectively.
In connection with the acquisition of CYS, the Management Agreement dated as of October 28, 2009, as amended, among the Company, Two Harbors Operating Company LLC and PRCM Advisers was amended to (i) reduce PRCM Advisers’ base management fee with respect to the additional equity under management resulting from the merger to 0.75% from the effective time through the first anniversary of the effective time and (ii) for the fiscal quarter in which closing of the merger occurs, to make a one-time downward adjustment of Pine River’s management fees payable by Two Harbors for such quarter by $15.0 million to offset the cash consideration payable to stockholders of CYS, plus an additional downward adjustment of up to $3.3 million for certain transaction-related expenses.
The Company has direct relationships with the majority of its third-party vendors. The Company will continue to have certain costs allocated to it by PRCM Advisers for compensation, data services, technology and certain office lease payments, but most direct expenses with third-party vendors are paid directly by the Company.
The Company recognized $4.1 million and $6.4 million of compensation during the three and six months ended June 30, 2018, respectively, and $4.3 million and $8.2 million of compensation during the three and six months ended June 30, 2017, respectively, related to restricted common stock issued to employees of PRCM Advisers and the Company’s independent directors pursuant to the Plan.
During the year ended December 31, 2017, the Company purchased 1,658,008 shares of Granite Point common stock in the open market for a cost of $30.0 million. These equity securities are carried at fair value and reported in other assets on the condensed consolidated balance sheets. As of June 30, 2018 and December 31, 2017, the carrying value of the equity securities was $30.4 million and $29.4 million, which included $0.4 million in unrealized gains and $0.6 million in unrealized losses, respectively.

Note 22. Subsequent Events
On April 26, 2018, the Company announced that it had entered into a definitive merger agreement pursuant to which the Company would acquire CYS. The transaction was approved by the stockholders of both the Company and CYS on July 27, 2018, and the merger was completed on July 31, 2018, at which time CYS became a wholly owned subsidiary of the Company. In exchange for all of the shares of CYS common stock outstanding immediately prior to the effective time of the merger, the Company issued approximately 72.6 million new shares of common stock, as well as aggregate cash consideration of $15.0 million, to CYS common stockholders. In addition, the Company issued 3 million shares of newly classified Series D cumulative redeemable preferred stock and 8 million shares of newly classified Series E cumulative redeemable preferred stock in exchange for all shares of CYS’s Series A and Series B cumulative redeemable preferred stock outstanding prior to the effective time of the merger.
On July 13, 2018, the Company declared an interim third quarter 2018 common stock dividend of $0.158370 per share that was payable on July 30, 2018 to common stockholders of record at the close of business on July 25, 2018. The interim dividend represents a partial payment of the Company’s regular third quarter 2018 common stock dividend, which is expected to be $0.47 per share. The Company expects the remaining $0.311630 per share portion of its regular third quarter common stock dividend to be declared in the ordinary course in September 2018. The interim third quarter dividend was made pursuant to the terms of the merger agreement by and among the Company, Eiger Merger Subsidiary LLC and CYS.
Events subsequent to June 30, 2018, were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these condensed consolidated financial statements.

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
Within our MSR business, we purchase the right to control the servicing of residential mortgage loans from high-quality originators. We do not directly service the mortgage loans on our consolidated balance sheet, nor the mortgage loans underlying the MSR we acquire; rather, we contract with appropriately licensed third-party subservicers to handle substantially all servicing functions in the name of the subservicer.
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

On November 1, 2017, we distributed, on a pro rata basis, the 33.1 million shares of Granite Point common stock that we acquired in connection with the contribution to the holders of our common stock outstanding as of the close of business on October 20, 2017. Due to our controlling ownership interest in Granite Point through November 1, 2017, our results of operations and financial condition through such date reflect Granite Point’s commercial strategy, which includes as target assets first mortgages, mezzanine loans, B-notes and preferred equity. As of November 1, 2017, we no longer have a controlling interest in Granite Point and, therefore, have deconsolidated Granite Point and its subsidiaries from our financial statements and reclassified all of Granite Point’s prior period assets, liabilities and results of operations to discontinued operations.
On April 26, 2018, we announced that we had entered into a definitive merger agreement pursuant to which we would acquire CYS Investments, Inc., or CYS, a Maryland corporation investing in primarily Agency RMBS and treated as a REIT for U.S. federal income tax purposes. The transaction was approved by the stockholders of both Two Harbors and CYS on July 27, 2018, and the merger was completed on July 31, 2018, at which time CYS became our wholly owned subsidiary. In exchange for all of the shares of CYS common stock outstanding immediately prior to the effective time of the merger, we issued approximately 72.6 million new shares of common stock, as well as aggregate cash consideration of $15.0 million, to CYS common stockholders. In addition, we issued 3 million shares of newly classified Series D cumulative redeemable preferred stock and 8 million shares of newly classified Series E cumulative redeemable preferred stock in exchange for all shares of CYS’s Series A and Series B cumulative redeemable preferred stock outstanding prior to the effective time of the merger.
We believe our investment model allows management to allocate capital across various sectors within the mortgage market, with a focus on asset selection and the implementation of a relative value investment approach. Our capital allocation decisions factor in the opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, capital allocation reflects management’s flexible approach to investing in the marketplace. The following table provides our capital allocation in each of our investment strategies as of June 30, 2018 and the four immediately preceding period ends:

	As of
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Rates strategy	68%	69%	68%	55%	54%
Credit strategy	32%	31%	32%	29%	28%
Commercial strategy (1)	—%	—%	—%	16%	18%
____________________

(1)	Represents capital allocated to our controlling interest in Granite Point’s commercial strategy, included in discontinued operations.

As our capital allocation shifts, our annualized yields and cost of financing shift. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts (e.g., uncertainty of prepayment speeds, extension risk and credit events).
For the three months ended June 30, 2018, our net yield realized on the portfolio was consistent with the prior quarter and slightly lower than the three quarters prior due to an increase in our cost of financing as a result of increases in LIBOR and correlated borrowing rates offered by counterparties, offset by increases in our portfolio yield predominantly driven by increases in yields on our MSR holdings. The following table provides the average annualized yield on our assets, including Agency RMBS, non-Agency securities, MSR, residential mortgage loans held-for-investment, net of collateralized borrowings, in securitization trusts, and residential mortgage loans held-for-sale for the three months ended June 30, 2018, and the four immediately preceding quarters:

	Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Average annualized portfolio yield (1)	3.91%	3.77%	3.69%	3.66%	3.75%
Cost of financing (2)	1.98%	1.84%	1.72%	1.68%	1.52%
Net portfolio yield	1.93%	1.93%	1.97%	1.98%	2.23%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap interest rate spread.

We seek to deploy moderate leverage as part of our investment strategy. We generally finance our Agency RMBS and non-Agency securities through short- and long-term borrowings structured as repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. We also finance our MSR through repurchase agreements and revolving credit facilities. In addition, in January 2017, we closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022. The notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of our common stock. The notes will mature in January 2022, unless earlier converted or repurchased in accordance with their terms. We do not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses. The majority of these proceeds were used to help fund our MSR assets, which previously had largely been funded with cash. As of June 30, 2018, the notes had a conversion rate of 62.0780 shares of common stock per $1,000 principal amount of the notes.
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

•	our ability to generate cash flow from our target assets;

•	our ability to effectively execute and realize the benefits of strategic transactions and initiatives we have pursued or may in the future pursue;

•	our ability to realize the anticipated benefits of our merger with CYS;

•	changes in the competitive landscape within our industry, including changes that may affect our ability to attract and retain personnel;

•	our exposure to legal and regulatory claims, penalties or enforcement activities, including those arising from our ownership and management of MSR and prior securitization transactions;

•	our exposure to counterparties involved in our MSR business and prior securitization transactions and our ability to enforce representations and warranties made by them;

•	our ability to acquire MSR and successfully operate our seller-servicer subsidiary and oversee the activities of our subservicers;

•	our ability to successfully diversify our business into new asset classes, and manage the new risks to which they may expose us;

•	our ability to manage various operational and regulatory risks associated with our business;

•	interruptions in or impairments to our communications and information technology systems;

•	our ability to maintain appropriate internal controls over financial reporting;

•	our ability to establish, adjust and maintain appropriate hedges for the risks in our portfolio;

•	our ability to maintain our REIT qualification for U.S. federal income tax purposes; and

•	limitations imposed on our business due to our REIT status and our status as exempt from registration under the 1940 Act.
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

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our condensed consolidated balance sheets and statements of comprehensive income are significantly affected by fluctuations in market prices. At June 30, 2018, approximately 94.5% of our total assets, or $21.1 billion, consisted of financial instruments recorded at fair value. See Note 12 - Fair Value to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. Although markets for asset-backed securities, including RMBS, have modestly stabilized since the severe dislocations experienced as a result of the 2008 Financial Crisis, these markets continue to experience volatility and, as a result, our assets and liabilities will be subject to valuation adjustment as well as changes in the inputs we use to measure fair value.
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
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. The Company classified 7.3% of its total assets as Level 3 fair value assets at June 30, 2018.

Market Conditions and Outlook
The key macroeconomic factors that impact our business are U.S. residential property prices, national employment rates and the interest rate environment. Home prices increased modestly during the second quarter of 2018 and are expected to gradually appreciate over the next several years. Employment market conditions remain solid as jobless claims, unemployment and payroll data continue to show improvement at this stage of the business cycle, although new job creation has yet to generate excessive wage growth. Other than LTV ratios and cash reserves, we believe employment is the most powerful determinant of homeowners’ ongoing likelihood to pay their mortgages. Home price performance and employment are particularly important to our non-Agency portfolio.
The Federal Reserve has continued to modestly raise the federal funds target rate, noting a roughly balanced outlook. At the same time, due in part to the absence of meaningful inflation, longer term rates in the U.S. have not been increasing as quickly as short term rates, thus leading to a flattening of the interest rate curve. The Trump administration continues to focus on several issues that could impact interest rates, the U.S. economy and U.S. businesses, including deregulation and trade. While there is much uncertainty regarding the timing and specifics of many policy changes, any such actions could affect our business. While interest rates have increased, they are still at historically low levels, and the Federal Reserve has reiterated it will take a measured and conservative approach to future interest rate decisions. While the Federal Reserve has begun to reduce its mortgage-backed securities holdings in the near term, the plan continues to focus on a gradual approach which reduces reinvestment of principal and interest but with a capped amount that increases over time.
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
The following table provides the carrying value of our securities portfolio by product type:

(dollars in thousands)	June 30, 2018		December 31, 2017
Agency
Fixed Rate	$15,768,380	81.4%	$18,215,505	85.5%
Hybrid ARM	20,611	0.1%	23,220	0.1%
Total Agency	15,788,991	81.5%	18,238,725	85.6%
Agency Derivatives	73,650	0.4%	90,975	0.4%
Non-Agency
Senior	2,448,062	12.6%	1,956,145	9.2%
Mezzanine	981,326	5.1%	960,865	4.5%
Interest-only securities	74,975	0.4%	65,084	0.3%
Total Non-Agency	3,504,363	18.1%	2,982,094	14.0%
Total	$19,367,004		$21,311,794

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
The following table provides the three-month weighted average constant prepayment rate, or CPR, on our Agency RMBS for the three months ended June 30, 2018, and the four immediately preceding quarters:

	Three Months Ended
Agency RMBS	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Weighted Average CPR	9.2%	7.0%	7.6%	8.0%	8.0%

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
The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	June 30, 2018
(dollars in thousands)	Principal/ Current Face	Carrying Value	% of Agency Portfolio	% Prepayment Protected	Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
3.0-3.5%	$3,111,359	$3,106,402	19.6%	100.0%	3.5%	$3,265,119	20
4.0-4.5%	11,548,068	11,948,480	75.3%	100.0%	4.2%	12,313,748	22
≥ 5%	271,454	296,292	1.9%	100.0%	5.7%	292,053	115
	14,930,881	15,351,174	96.8%	100.0%	4.1%	15,870,920	24
15-Year & Other Fixed	228,729	219,893	1.4%	0.5%	4.9%	223,526	161
Hybrid ARM	19,314	20,611	0.1%	—%	4.9%	20,340	172
Interest-only	3,377,698	197,313	1.2%	—%	2.0%	229,293	85
Agency Derivatives	529,056	73,650	0.5%	—%	4.4%	77,740	167
Total Agency RMBS	$19,085,678	$15,862,641	100.0%	96.8%		$16,421,819

	December 31, 2017
(dollars in thousands)	Principal/ Current Face	Carrying Value	% of Agency Portfolio	% Prepayment Protected	Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
3.0-3.5%	$4,370,847	$4,509,743	24.6%	95.9%	3.5%	$4,569,946	13
4.0-4.5%	11,990,911	12,764,960	69.7%	99.1%	4.2%	12,812,335	17
≥ 5%	453,054	500,880	2.7%	100.0%	5.4%	489,312	90
	16,814,812	17,775,583	97.0%	98.3%	4.1%	17,871,593	18
15-Year & Other Fixed	245,383	244,834	1.3%	0.6%	4.9%	242,033	153
Hybrid ARM	21,654	23,220	0.1%	—%	5.0%	22,831	166
Interest-only	2,941,772	195,088	1.1%	—%	2.2%	223,289	77
Agency Derivatives	588,246	90,975	0.5%	—%	4.9%	86,734	163
Total Agency RMBS	$20,611,867	$18,329,700	100.0%	95.4%		$18,446,480

Our non-Agency securities yields are expected to increase if prepayment rates on such assets exceed our prepayment assumptions. To the extent that prepayment speeds increase due to macroeconomic factors, we expect to benefit from the ability to recognize the income from the heavily discounted prices that principally arose from credit or payment default expectations.
The following tables provide net unamortized discount/premium information on our non-Agency securities portfolio:

	June 30, 2018
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost
Principal and interest securities
Senior	$3,283,997	$5,632	$(435,770)	$(796,140)	$2,057,719
Mezzanine	1,186,383	793	(229,178)	(127,694)	830,304
Total P&I securities	4,470,380	6,425	(664,948)	(923,834)	2,888,023
Interest-only	5,349,634	73,708	—	—	73,708
Total Non-Agency	$9,820,014	$80,133	$(664,948)	$(923,834)	$2,961,731

	December 31, 2017
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost
Principal and interest securities
Senior	$2,552,972	$2,435	$(424,580)	$(534,160)	$1,596,667
Mezzanine	1,205,162	322	(251,453)	(119,453)	834,578
Total P&I securities	3,758,134	2,757	(676,033)	(653,613)	2,431,245
Interest-only	5,614,925	65,667	—	—	65,667
Total Non-Agency	$9,373,059	$68,424	$(676,033)	$(653,613)	$2,496,912

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
As of June 30, 2018, we had entered into repurchase agreements with 34 counterparties, 27 of which had outstanding balances at June 30, 2018. In addition, we held short- and long-term secured advances from the FHLB, short- and long-term borrowings under revolving credit facilities and long-term unsecured convertible senior notes. As of June 30, 2018, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 5.3:1.0.
As of June 30, 2018, we held $417.5 million in cash and cash equivalents, approximately $1.6 million of unpledged Agency securities and derivatives and $319.3 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $224.8 million. As of June 30, 2018, we held approximately $182.9 million of unpledged MSR and had an overall estimated unused borrowing capacity on MSR financing facilities of $350.0 million. We also held approximately $28.8 million of unpledged residential mortgage loans held-for-sale, for which we had no unused borrowing capacity. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided or the inability to meet lenders’ eligibility requirements for specific types of asset classes. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than if we carried higher leverage.
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

Our GAAP net income attributable to common stockholders was $125.7 million and $446.8 million ($0.68 and $2.36 per diluted weighted average share) for the three and six months ended June 30, 2018, as compared to GAAP net income attributable to common stockholders of $4.3 million and $76.3 million ($0.02 and $0.44 per diluted weighted average share) for the three and six months ended June 30, 2017.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding Agency interest-only securities, do not impact our GAAP net income or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive (loss) income.” As a result of this fair value accounting through stockholders’ equity, we expect our net income to have less significant fluctuations and result in less U.S. GAAP to taxable income timing differences, than if the portfolio were accounted for as trading instruments. For the three and six months ended June 30, 2018, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $34.9 million and $379.7 million, respectively. This, combined with GAAP net income attributable to common stockholders of $125.7 million and $446.8 million, resulted in comprehensive income attributable to common stockholders of $90.8 million and $67.1 million for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2017, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $81.6 million and $155.4 million, respectively. This, combined with GAAP net income attributable to common stockholders of $4.3 million and $76.3 million, resulted in comprehensive income attributable to common stockholders of $85.9 million and $231.7 million for the three and six months ended June 30, 2017, respectively.
Our book value per common share for U.S. GAAP purposes was $15.69 at June 30, 2018, a decrease from $16.31 book value per common share at December 31, 2017. During this six month period, we declared common dividends of $164.9 million, which drove the overall decrease in book value, offset by comprehensive income attributable to common stockholders of $67.1 million.

The following tables present the components of our comprehensive income for the three and six months ended June 30, 2018 and 2017:

(in thousands, except share data)	Three Months Ended		Six Months Ended
Income Statement Data:	June 30,		June 30,
	2018	2017	2018	2017
Interest income:	(unaudited)
Available-for-sale securities	$183,467	$149,910	$374,183	$285,237
Residential mortgage loans held-for-investment in securitization trusts	—	30,826	—	62,454
Residential mortgage loans held-for-sale	349	503	656	901
Other	3,544	3,502	6,540	5,303
Total interest income	187,360	184,741	381,379	353,895
Interest expense:
Repurchase agreements	97,812	43,806	184,392	76,062
Collateralized borrowings in securitization trusts	—	24,843	—	50,229
Federal Home Loan Bank advances	4,896	11,444	9,354	20,237
Revolving credit facilities	999	597	1,803	1,026
Convertible senior notes	4,707	4,591	9,425	8,412
Total interest expense	108,414	85,281	204,974	155,966
Net interest income	78,946	99,460	176,405	197,929
Other-than-temporary impairment losses	(174)	(429)	(268)	(429)
Other income (loss):
(Loss) gain on investment securities	(31,882)	31,249	(52,553)	(21,103)
Servicing income	77,665	51,308	148,855	91,081
Gain (loss) on servicing asset	9,853	(46,630)	81,660	(61,195)
Gain (loss) on interest rate swap and swaption agreements	29,133	(76,710)	179,678	(66,783)
Gain (loss) on other derivative instruments	7,675	(19,540)	15,728	(47,404)
Other income	730	3,126	1,788	12,622
Total other income (loss)	93,174	(57,197)	375,156	(92,782)
Expenses:
Management fees	11,453	9,847	23,161	19,655
Servicing expenses	11,539	11,296	26,093	16,594
Other operating expenses	15,515	17,471	30,007	31,235
Total expenses	38,507	38,614	79,261	67,484
Income from continuing operations before income taxes	133,439	3,220	472,032	37,234
(Benefit from) provision for income taxes	(6,051)	8,759	(2,267)	(15,758)
Net income (loss) from continuing operations	139,490	(5,539)	474,299	52,992
Income from discontinued operations, net of tax	—	14,197	—	27,651
Net income	139,490	8,658	474,299	80,643
Income from discontinued operations attributable to noncontrolling interest	—	40	—	40
Net income attributable to Two Harbors Investment Corp.	139,490	8,618	474,299	80,603
Dividends on preferred stock	13,747	4,285	27,494	4,285
Net income attributable to common stockholders	$125,743	$4,333	$446,805	$76,318

(in thousands)	Three Months Ended		Six Months Ended
Income Statement Data:	June 30,		June 30,
	2018	2017	2018	2017
Basic earnings per weighted average share:	(unaudited)
Continuing operations	$0.72	$(0.06)	$2.55	$0.28
Discontinued operations	—	0.08	—	0.16
Net income	$0.72	$0.02	$2.55	$0.44
Diluted earnings per weighted average share:
Continuing operations	$0.68	$(0.06)	$2.36	$0.28
Discontinued operations	—	0.08	—	0.16
Net income	$0.68	$0.02	$2.36	$0.44
Dividends declared per common share	$0.47	$0.52	$0.94	$1.02
Weighted average number of shares of common stock:
Basic	175,451,989	174,473,168	175,299,822	174,378,095
Diluted	193,212,877	174,473,168	193,016,793	174,378,095
Comprehensive income:
Net income	$139,490	$8,658	$474,299	$80,643
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(34,887)	81,628	(379,664)	155,390
Other comprehensive (loss) income	(34,887)	81,628	(379,664)	155,390
Comprehensive income	104,603	90,286	94,635	236,033
Comprehensive income attributable to noncontrolling interest	—	42	—	42
Comprehensive income (loss) attributable to Two Harbors Investment Corp.	104,603	90,244	94,635	235,991
Dividends on preferred stock	13,747	4,285	27,494	4,285
Comprehensive income attributable to common stockholders	$90,856	$85,959	$67,141	$231,706

(in thousands)	June 30, 2018	December 31, 2017
Balance Sheet Data:
	(unaudited)
Available-for-sale securities	$19,293,354	$21,220,819
Mortgage servicing rights	$1,450,261	$1,086,717
Total assets	$22,275,988	$24,789,313
Repurchase agreements	$17,205,823	$19,451,207
Federal Home Loan Bank advances	$865,024	$1,215,024
Total stockholders’ equity	$3,480,245	$3,571,424

Results of Operations
The following analysis focuses on financial results during the three and six months ended June 30, 2018 and 2017.
Interest Income
Interest income increased from $184.7 million and $353.9 million for the three and six months ended June 30, 2017, respectively, to $187.4 million and $381.4 million for the same periods in 2018 due to the growth of our AFS securities portfolio, offset by sales of retained interests from our on-balance sheet securitizations resulting in the deconsolidation of all securitization trusts in the fourth quarter of 2017.

Interest Expense
Interest expense increased from $85.3 million and $156.0 million for the three and six months ended June 30, 2017, respectively, to $108.4 million and $205.0 million for the same periods in 2018 due to increased financing on AFS securities and MSR due to portfolio growth, an increase in the proportion of total borrowings financed through repurchase agreements (relative to FHLB advances) and increases in the borrowing rates offered by counterparties, offset by sales of retained interests from our on-balance sheet securitizations resulting in the deconsolidation of all securitization trusts in the fourth quarter of 2017.
Net Interest Income
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by liability and/or collateral type, and net interest income and average annualized net interest rate spread for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Agency available-for-sale securities	$17,067,057	$128,396	3.0%	$17,687,641	$269,125	3.0%
Non-Agency available-for-sale securities	2,730,396	55,071	8.1%	2,622,799	105,058	8.0%
Residential mortgage loans held-for-investment in securitization trusts	—	—	—%	—	—	—%
Residential mortgage loans held-for-sale	30,742	349	4.5%	31,417	656	4.2%
Other		3,544			6,540
Total interest income/net asset yield	$19,828,195	$187,360	3.8%	$20,341,857	$381,379	3.7%
Interest-bearing liabilities
Repurchase agreements, FHLB advances, revolving credit facilities and borrowings in securitization trusts collateralized by:
Agency available-for-sale securities	$16,219,241	$79,591	2.0%	$16,912,380	$152,575	1.8%
Non-Agency available-for-sale securities	2,242,447	19,570	3.5%	2,131,286	35,167	3.3%
Residential mortgage loans held-for-investment in securitization trusts	—	—	—%	—	—	—%
Agency derivatives (3)	58,376	424	2.9%	61,860	819	2.6%
Mortgage servicing rights (4)	320,110	4,122	5.2%	270,222	6,988	5.2%
Other unassignable:
Convertible senior notes	283,197	4,707	6.6%	283,089	9,425	6.7%
Other		—			—
Total interest expense/cost of funds	$19,123,371	108,414	2.3%	$19,658,837	204,974	2.1%
Net interest income/spread (5)		$78,946	1.5%		$176,405	1.6%

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Agency available-for-sale securities	$14,812,537	$112,261	3.0%	$13,970,784	$211,159	3.0%
Non-Agency available-for-sale securities	1,790,414	37,649	8.4%	1,708,594	74,078	8.7%
Residential mortgage loans held-for-investment in securitization trusts	3,162,332	30,826	3.9%	3,205,416	62,454	3.9%
Residential mortgage loans held-for-sale	35,070	503	5.7%	37,463	901	4.8%
Other		3,502			5,303
Total interest income/net asset yield	$19,800,353	$184,741	3.7%	$18,922,257	$353,895	3.7%
Interest-bearing liabilities
Repurchase agreements, FHLB advances, revolving credit facilities and borrowings in securitization trusts collateralized by:
Agency available-for-sale securities	$14,005,060	$41,421	1.2%	$13,222,095	$71,304	1.1%
Non-Agency available-for-sale securities	1,394,687	10,140	2.9%	1,314,802	18,641	2.8%
Residential mortgage loans held-for-investment in securitization trusts	3,098,818	25,832	3.3%	3,139,907	52,110	3.3%
Agency derivatives (3)	84,282	420	2.0%	88,448	843	1.9%
Mortgage servicing rights (4)	37,626	597	6.3%	33,061	1,026	6.2%
Other unassignable:
Convertible senior notes	282,292	4,591	6.5%	261,994	8,412	6.4%
Other		2,280			3,630
Total interest expense/cost of funds	$18,902,765	85,281	1.8%	$18,060,307	155,966	1.7%
Net interest income/spread (5)		$99,460	1.9%		$197,929	2.0%
____________________

(1)
Average asset balance represents average amortized cost on AFS securities and Agency Derivatives and average unpaid principal balance, adjusted for purchase price changes, on residential mortgage loans held-for-investment in securitization trusts and residential mortgage loans held-for-sale.

(2)
Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in gain (loss) on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive income. For the three and six months ended June 30, 2018, our total average cost of funds on the assets assigned as collateral for borrowings shown in the table above, including interest spread expense associated with interest rate swaps, was 2.0% and 1.9%, respectively, compared to 1.9% and 1.9% for the same periods in 2017.

(3)	Yields on Agency Derivatives not shown as interest income is included in gain (loss) on other derivative instruments in the condensed consolidated statements of comprehensive income.

(4)	Yields on mortgage servicing rights not shown as these assets do not earn interest.

(5)
Net interest spread does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in gain (loss) on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive income. For the three and six months ended June 30, 2018, our total average net interest rate spread on the assets and liabilities shown in the table above, including interest spread expense associated with interest rate swaps, was 1.7% and 1.8%, respectively, compared to 1.8% and 1.8% for the same periods in 2017.

Yields on Agency AFS securities for the three and six months ended June 30, 2018 were consistent with those for the the same periods in 2017. The increase in cost of funds associated with the financing of Agency AFS securities for the three and six months ended June 30, 2018, as compared to the same period in 2017, was the result of increases in the borrowing rates offered by financing counterparties.
The decrease in yields on non-Agency securities for the three and six months ended June 30, 2018, as compared to the same period in 2017, was predominantly driven by purchases of non-Agency securities at lower yields than our existing portfolio. The increase in cost of funds associated with the financing of non-Agency AFS securities for the three and six months ended June 30, 2018, as compared to the same period in 2017, was the result of increases in the borrowing rates offered by counterparties.

During the fourth quarter of 2017, we sold all of the subordinated securities retained from our previous securitization transactions thereby causing the deconsolidation of the securitization trusts and the associated residential mortgage loans held-for-investment and collateralized borrowings from our consolidated balance sheet.
The decrease in yields on residential mortgage loans held-for-sale for the three and six months ended June 30, 2018, as compared to the same periods in 2017, was due to an increase in delinquencies on credit sensitive and Ginnie Mae buyout residential mortgage loans. We did not have any financing of residential mortgage loans held-for-sale in place for the three and six months ended June 30, 2018 and 2017.
The increase in cost of funds associated with the financing of Agency Derivatives for the three and six months ended June 30, 2018, as compared to the same period in 2017, was the result of increases in the borrowing rates offered by counterparties.
The decrease in cost of funds associated with the financing of MSR for the three and six months ended June 30, 2018, as compared to the same period in 2017, was the result of an increase in the proportion of total average borrowings financed through repurchase agreements (relative to revolving credit facilities, which have higher interest rates) and improvement in MSR financing rates in the market.
Our convertible senior notes were issued in January 2017, are unsecured and pay interest semiannually at a rate of 6.25% per annum. The increase cost of funds associated with our convertible senior notes for the three and six months ended June 30, 2018, as compared to the same period in 2017, was the result of higher amortization of deferred debt issuance costs.
The following tables present the components of the yield earned by investment type on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.1%	4.8%	4.2%	4.1%	4.6%	4.1%
Net (premium amortization) discount accretion	(1.1)%	3.3%	(0.5)%	(1.1)%	3.4%	(0.4)%
Net yield (2)	3.0%	8.1%	3.7%	3.0%	8.0%	3.7%

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.0%	3.5%	4.0%	4.0%	3.5%	3.9%
Net (premium amortization) discount accretion	(1.0)%	4.9%	(0.4)%	(1.0)%	5.2%	(0.3)%
Net yield (2)	3.0%	8.4%	3.6%	3.0%	8.7%	3.6%
____________________

(1)
Excludes Agency Derivatives. For the three and six months ended June 30, 2018, the average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.0% and 3.1%, respectively, compared to 3.1% and 3.1% for the same periods in 2017.

(2)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. During the three and six months ended June 30, 2018, we recorded $0.2 million and $0.3 million in other-than-temporary credit impairments on a total of two non-Agency securities where the future expected cash flows for each security were less than its amortized cost. During both the three and six months ended June 30, 2017, we recorded $0.4 million in other-than-temporary credit impairments on one non-Agency security where the future expected cash flows for the security were less than its amortized cost. For further information about evaluating AFS securities for OTTI, refer to Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements.
Loss on Investment Securities
During the three and six months ended June 30, 2018, we sold AFS securities for $1.7 billion and $3.7 billion with an amortized cost of $1.7 billion and $3.8 billion, for net realized losses of $39.0 million and $58.6 million, respectively. During the three and six months ended June 30, 2017, we sold AFS securities for $2.7 billion and $5.1 billion with an amortized cost of $2.6 billion and $5.1 billion, for net realized gains of $33.3 million and losses of $17.1 million, respectively. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that we believe have higher risk-adjusted returns.

For the three and six months ended June 30, 2018, Agency interest-only mortgage-backed securities experienced a change in unrealized gains of $3.5 million and $3.7 million, respectively. For the three and six months ended June 30, 2017, Agency interest-only mortgage-backed securities experienced a change in unrealized losses of $2.1 million and $4.0 million, respectively. The increase in change in unrealized gains (decrease in losses) for the three and six months ended June 30, 2018, as compared to the same periods in 2017, was predominantly driven by lower prepayment expectations on Agency interest-only mortgage-backed securities.
For the three and six months ended June 30, 2018, we recognized $0.7 million and $1.3 million in dividend income on equity securities and experienced a change in unrealized gains of $3.0 million and $1.0 million, respectively, due to increases in the market price of the securities. We did not hold any equity securities during the three and six months ended June 30, 2017.
Servicing Income
For the three and six months ended June 30, 2018, we recognized total servicing income from our MSR portfolio of $77.7 million and $148.9 million, respectively. These amounts include servicing fee income of $70.9 million and $137.3 million, ancillary and other fee income of $0.3 million and $0.6 million, and float income of $6.5 million and $10.9 million, respectively. For the three and six months ended June 30, 2017, we recognized total servicing income of $51.3 million and $91.1 million, respectively. These amounts include servicing fee income of $49.4 million and $87.9 million, ancillary and other fee income of $0.2 million and $0.3 million, and float income of $1.7 million and $2.8 million, respectively. The increase in servicing income for the three and six months ended June 30, 2018, as compared to the same periods in 2017, was the result of an increase in the size of our MSR portfolio. Additionally, the increase in float income was the result of both the increased size of our MSR portfolio and increased float earning rates.
(Loss) Gain on Servicing Asset
For the three and six months ended June 30, 2018, gain on servicing asset of $9.9 million and $81.7 million, respectively, includes an increase in fair value of MSR due to changes in valuation inputs or assumptions of $46.2 million and $146.9 million, respectively, offset by a decrease in fair value of MSR due to realization of cash flows (runoff) of $36.5 million and $65.7 million, respectively. Additionally, we recognized gains on sales of MSR of $0.1 million and $0.4 million for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2017, loss on servicing asset of $46.6 million and $61.2 million, respectively, includes a decrease in fair value of MSR due to changes in valuation inputs or assumptions of $26.1 million and $22.9 million, respectively, and a decrease in fair value of MSR due to realization of cash flows (runoff) of $20.0 million and $37.9 million, respectively. The increase in gain (decrease in loss) on servicing asset for the three and six months ended June 30, 2018, as compared to the same periods in 2017, was predominantly driven by a decrease in prepayment speed assumptions and an increase in market demand, offset by higher portfolio runoff during the three and six months ended June 30, 2018 due to an increase in the size of our MSR portfolio.
Gain (Loss) on Interest Rate Swap and Swaption Agreements
For the three and six months ended June 30, 2018, we recognized $13.8 million and $17.6 million of income, respectively, for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The income results from receiving either LIBOR interest or a fixed interest rate and paying either a fixed interest rate or LIBOR interest on an average $25.4 billion and $23.3 billion notional, respectively, held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. For the three and six months ended June 30, 2017, we recognized $2.6 million and $10.5 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest and receiving either LIBOR interest or a fixed interest rate on an average $17.5 billion and $18.1 billion notional, respectively, held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk.
During the three and six months ended June 30, 2018, we terminated, had agreements mature or had options expire on 20 and 83 interest rate swap and swaption positions of $14.8 billion and $54.6 billion notional, respectively. Upon settlement of the early terminations and option expirations, we received $0.5 million and paid $6.4 million in full settlement of our net interest spread asset/liability and recognized $20.4 million in realized losses and $72.0 million in realized gains on the swaps and swaptions for the three and six months ended June 30, 2018, respectively, including early termination penalties. During the three and six months ended June 30, 2017, we terminated, had agreements mature or had options expire on 40 and 72 interest rate swap and swaption positions of $18.6 billion and $37.5 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $15.4 million and $22.6 million in full settlement of our net interest spread liability and recognized $30.1 million in realized losses and $35.9 million in realized gains on the swaps and swaptions for the three and six months ended June 30, 2017, respectively, including early termination penalties. We elected to terminate certain swaps and swaptions during these periods to align with our investment portfolio.

Also included in our financial results for the three and six months ended June 30, 2018, was the recognition of a change in unrealized valuation gains of $35.7 million and $90.0 million, respectively, on our interest rate swap and swaption agreements that were accounted for as trading instruments, compared to a change in unrealized valuation losses of $44.1 million and $92.3 million for the same periods in 2017. The change in fair value of interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three and six months ended June 30, 2018 and 2017. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive (loss) income, net of tax, or to (loss) gain on investment securities, in the case of Agency interest-only securities.
The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Net interest spread	$13,840	$(2,574)	$17,649	$(10,478)
Early termination, agreement maturation and option expiration (losses) gains	(20,449)	(30,083)	72,030	35,948
Change in unrealized gain (loss) on interest rate swap and swaption agreements, at fair value	35,742	(44,053)	89,999	(92,253)
Gain (loss) on interest rate swap and swaption agreements	$29,133	$(76,710)	$179,678	$(66,783)

(Loss) Gain on Other Derivative Instruments
Included in our financial results for the three and six months ended June 30, 2018, was the recognition of $7.7 million and $15.7 million of gains, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, put and call options for TBAs, Markit IOS total return swaps and inverse interest-only securities. Included within these results for the three and six months ended June 30, 2018, was the recognition of $1.6 million and $4.1 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $80.5 million and $83.1 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments.
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
Other Income (Loss)
For the three and six months ended June 30, 2018, we recorded other income of $0.7 million and $1.8 million, which includes $0.2 million and $0.6 million of gains on residential mortgage loans held-for-sale and $0.5 million and $1.2 million of dividend income on our FHLB stock. For the three and six months ended June 30, 2017, we recorded other income of $3.1 million and $12.6 million, which includes $0.3 million and $1.8 million of gains on residential mortgage loans held-for-sale, $17.9 million and $30.9 million in gains on residential mortgage loans held-for-investment in securitization trusts, $16.5 million and $22.8 million in losses on collateralized borrowings in securitization trusts and $1.4 million and $2.8 million of dividend income on our FHLB stock. The decrease in other income for the three and six months ended June 30, 2018, as compared to the same periods in 2017, was predominantly driven by sales of retained interests from our on-balance sheet securitizations resulting in the deconsolidation of all securitization trusts in the fourth quarter of 2017.

Management Fees
We incurred management fees of $11.5 million and $23.2 million for the three and six months ended June 30, 2018 and $9.8 million and $19.7 million for the three and six months ended June 30, 2017, respectively, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement.

Servicing Expenses
For the three and six months ended June 30, 2018, we recognized $11.5 million and $26.1 million, respectively, in servicing expenses generally related to the subservicing of MSR and residential mortgage loans, compared to $11.3 million and $16.6 million for the same periods in 2017. The increase in servicing expenses during the three and six months ended June 30, 2018, as compared to the same periods in 2017, was the result of an increase in the size of our MSR portfolio as well as the release of MSR representation and warranty reserves during the three months ended March 31, 2017, offset by a decrease in servicing expenses related to residential mortgage loans due to the deconsolidation of all securitization trusts in the fourth quarter of 2017.
Other Operating Expenses
For the three and six months ended June 30, 2018, we recognized $15.5 million and $30.0 million of other operating expenses, which represents an annualized expense ratio of 1.8% and 1.7% of average common equity, respectively. For the three and six months ended June 30, 2017, we recognized $17.5 million and $31.2 million of other operating expenses, which includes $2.2 million of transaction expenses associated with the contribution of TH Commercial Holdings LLC to Granite Point. Excluding these transaction expenses, our annualized expense ratio was 1.7% and 1.6% of average common equity for the three and six months ended June 30, 2017, respectively. The increase of our operating expense ratio for the three and six months ended June 30, 2018, as compared to the same periods in 2017, resulted primarily from an decrease in our average equity balance due to lower comprehensive income recognized during the three and six months ended June 30, 2018, as compared to the same periods in 2017.
Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three and six months ended June 30, 2018, these direct and allocated costs totaled approximately $4.0 million and $10.8 million, respectively, compared to $4.0 million and $8.3 million for the same periods in 2017. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer and general counsel of $0.2 million and $1.3 million for the three and six months ended June 30, 2018 and $0.2 million and $1.3 million for the three and six months ended June 30, 2017, respectively. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement; we do not reimburse PRCM Advisers for any expenses related to the compensation of our chief executive officer or chief investment officer. Equity based compensation expense for the three and six months ended June 30, 2018 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Company’s Second Restated 2009 Equity Incentive Plan, or the Plan (see discussion in Note 18 - Equity Incentive Plan), including our chief executive officer, chief investment officer, principal financial officer and general counsel of $1.9 million and $3.2 million, compared to $2.1 million and $4.3 million for the three and six months ended June 30, 2017, respectively. The decrease in amortization of restricted stock was due to the decline in our share price following the special dividend of Granite Point common stock in the fourth quarter of 2017 and resulting fair value of the unvested restricted shares.
We have direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services, technology and certain office lease payments, but most of our expenses with third-party vendors are paid directly by us.
Income Taxes
During the three and six months ended June 30, 2018, our TRSs recognized a benefit from income taxes of $6.1 million and $2.3 million, which was primarily due to net losses incurred on derivative instruments, offset by gains recognized on MSR held in the TRSs. During the three and six months ended June 30, 2017, our TRSs recognized a provision for income taxes of $8.8 million and a benefit from income taxes of $15.8 million, respectively. The provision for the three months ended June 30, 2017 was primarily due to realized gains on sales of AFS securities held in our TRSs, while the benefit for the six months ended June 30, 2017 was primarily due to realized losses on sales of AFS securities and net losses incurred on derivative instruments held in our TRSs. As of June 30, 2018 and December 31, 2017, a $2.4 million and a $2.7 million valuation allowance was recorded, respectively, because we determined that it is more likely than not that the associated deferred tax asset will not be realized. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.

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
On November 1, 2017, we distributed, on a pro rata basis, the 33.1 million shares of Granite Point common stock that we acquired in connection with the contribution to the holders of our common stock outstanding as of the close of business on October 20, 2017. Due to our controlling ownership interest in Granite Point through November 1, 2017, our results of operations and financial condition through such date reflect Granite Point’s commercial strategy, which includes as target assets first mortgages, mezzanine loans, B-notes and preferred equity. As of November 1, 2017, we no longer have a controlling interest in Granite Point and, therefore, have deconsolidated Granite Point and its subsidiaries from our financial statements and reclassified all of Granite Point’s prior period assets, liabilities and results of operations to discontinued operations.
For the three and six months ended June 30, 2017, we recognized $14.2 million and $27.6 million, respectively, in income from discontinued operations, net of tax, related to Granite Point.

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

The tables below summarize certain characteristics of our Agency RMBS AFS at June 30, 2018:

	June 30, 2018
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities
Fixed	$15,159,610	$934,836	$16,094,446	$9,127	$(532,506)	$15,571,067	4.09%	$106.66
Hybrid ARM	19,314	1,026	20,340	367	(96)	20,611	4.89%	$107.87
Total P&I securities	15,178,924	935,862	16,114,786	9,494	(532,602)	15,591,678	4.09%	$106.66
Interest-only securities
Fixed	898,771	65,742	65,742	6,999	(828)	71,913	2.83%	$13.77
Fixed Other (1)	2,478,927	163,551	163,551	8,729	(46,880)	125,400	1.54%	$8.82
Total	$18,556,622	$1,165,155	$16,344,079	$25,222	$(580,310)	$15,788,991
____________________

(1)
Fixed Other represents weighted-average coupon interest-only securities that are not generally used for our interest-rate risk management purposes. These securities pay variable coupon interest based on the weighted average of the fixed rates of the underlying loans of the security, less the weighted average rates of the applicable issued P&I securities.

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of June 30, 2018, on an annualized basis, was 9.2%.
Non-Agency Securities
Our non-Agency securities portfolio is comprised of senior and mezzanine tranches of mortgage-backed and asset-backed securities. The following tables provide investment information on our non-Agency securities as of June 30, 2018:

	June 30, 2018
(in thousands)	Principal/Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
P&I securities
Senior	$3,283,997	$5,632	$(435,770)	$(796,140)	$2,057,719	$394,665	$(4,322)	$2,448,062
Mezzanine	1,186,383	793	(229,178)	(127,694)	830,304	154,407	(3,385)	981,326
Total P&I	4,470,380	6,425	(664,948)	(923,834)	2,888,023	549,072	(7,707)	3,429,388
Interest-only securities	5,349,634	73,708	—	—	73,708	3,843	(2,576)	74,975
Total	$9,820,014	$80,133	$(664,948)	$(923,834)	$2,961,731	$552,915	$(10,283)	$3,504,363

The majority of our non-Agency securities were rated at June 30, 2018. Note that credit ratings are based on the par value of the non-Agency securities, whereas the distressed non-Agency securities in our portfolio were acquired at heavily discounted prices. The following table summarizes the credit ratings of our non-Agency securities portfolio, based on the Bloomberg Index Rating, a composite of each of the four major credit rating agencies (i.e., DBRS Ltd., Moody’s Investors Services, Inc., Standard & Poor’s Corporation and Fitch, Inc.), as of June 30, 2018:

June 30, 2018
AAA	0.7%
AA	—%
A	—%
BBB	3.1%
BB	0.4%
B	5.4%
Below B	67.2%
Not rated	23.2%
Total	100.0%

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
The following table provides the carrying value of our “legacy” and “new issue” non-Agency securities at June 30, 2018:

	June 30, 2018
(dollars in thousands)	Carrying Value	% of Total Non-Agency Portfolio
“Legacy” non-Agency P&I securities	$3,125,362	89.2%
“Legacy” non-Agency interest-only securities	13,269	0.4%
“New issue” non-Agency securities	365,732	10.4%
Total	$3,504,363	100.0%

Due to acquisitions of “legacy” non-Agency securities, our designated credit reserve as a percentage of total discount increased from June 30, 2017 to June 30, 2018 (as disclosed in Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements). From June 30, 2017 to June 30, 2018, our designated credit reserve as a percentage of total discount increased from 40.6% to 58.1%.
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

The following tables present certain information by investment type and their respective underlying loan characteristics for our “legacy” senior and mezzanine non-Agency securities, excluding our non-Agency interest-only portfolio, at June 30, 2018:

	June 30, 2018
“Legacy” Non-Agency P&I Securities	Senior	Mezzanine	Total
Carrying Value (in thousands)	$2,282,449	$842,913	$3,125,362
% of Total	73.0%	27.0%	100.0%
Average Purchase Price (1)	$59.62	$65.28	$61.15
Average Coupon	3.1%	2.8%	3.0%
Average Fixed Coupon	5.9%	5.2%	5.8%
Average Floating Coupon	2.9%	2.7%	2.8%
Average Hybrid Coupon	3.8%	—%	3.8%
Collateral Attributes
Average Loan Age (months)	142	151	145
Average Loan Size (in thousands)	$377	$381	$378
Average Original Loan-to-Value	67.9%	67.7%	67.9%
Average Original FICO (2)	610	577	601
Current Performance
60+ day delinquencies	21.0%	18.6%	20.3%
Average Credit Enhancement (3)	6.4%	16.1%	9.0%
3-Month CPR (4)	6.4%	8.0%	6.9%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total “legacy” non-Agency securities, excluding our non-Agency interest-only portfolio, would be $57.16, $62.69 and $58.52, respectively, at June 30, 2018.

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

	June 30, 2018
	“Legacy” Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Collateral Type	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
Prime	$20,117	0.9%	$13,884	1.6%	$34,001	1.1%
Alt-A	328,139	14.4%	93,133	11.1%	421,272	13.5%
POA	155,167	6.8%	180,374	21.4%	335,541	10.7%
Subprime	1,779,026	77.9%	555,522	65.9%	2,334,548	74.7%
Total	$2,282,449	100.0%	$842,913	100.0%	$3,125,362	100.0%

	June 30, 2018
	“Legacy” Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Coupon Type	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
Fixed Rate	$152,499	6.7%	$20,621	2.4%	$173,120	5.5%
Hybrid or Floating	2,129,950	93.3%	822,292	97.6%	2,952,242	94.5%
Total	$2,282,449	100.0%	$842,913	100.0%	$3,125,362	100.0%

	June 30, 2018
	“Legacy” Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Origination Year	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
2006 and Thereafter	$2,065,448	90.5%	$326,053	38.7%	$2,391,501	76.5%
2002-2005	211,555	9.3%	515,282	61.1%	726,837	23.3%
Pre-2002	5,446	0.2%	1,578	0.2%	7,024	0.2%
Total	$2,282,449	100.0%	$842,913	100.0%	$3,125,362	100.0%

Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the loans underlying our MSR. As of June 30, 2018, our MSR had a fair market value of $1.5 billion.
As of June 30, 2018, our MSR portfolio included MSR on 530,395 loans with an unpaid principal balance of approximately $119.5 billion. The following table summarizes certain characteristics of the loans underlying our MSR at June 30, 2018:

June 30, 2018
Unpaid principal balance (in thousands)	$119,531,589
Number of loans	530,395
Average Coupon	4.0%
Average Loan Age (months)	28
Average Loan Size (in thousands)	$225
Average Original Loan-to-Value	74.1%
Average Original FICO	752
60+ day delinquencies	0.4%
3-Month CPR	9.3%

Discontinued Operations
On June 28, 2017, we contributed our equity interests in our wholly owned subsidiary, TH Commercial Holdings LLC, to Granite Point and, in exchange for the contribution, received approximately 33.1 million shares of common stock of Granite Point, representing approximately 76.5% of the outstanding stock of Granite Point upon completion of the IPO of its common stock on June 28, 2017. On November 1, 2017, we distributed, on a pro rata basis, the 33.1 million shares of Granite Point common stock that we acquired in connection with the contribution to stockholders holding shares of Two Harbors common stock outstanding as of the close of business on October 20, 2017. Due to our controlling ownership interest in Granite Point through November 1, 2017, our results of operations and financial condition through such date reflect Granite Point’s commercial strategy, which includes as target assets first mortgages, mezzanine loans, B-notes and preferred equity. As of November 1, 2017, we no longer have a controlling interest in Granite Point and, therefore, have deconsolidated Granite Point and its subsidiaries from our financial statements and reclassified all of Granite Point’s prior period assets, liabilities and results of operations to discontinued operations

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
At June 30, 2018, borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes had the following characteristics:

(dollars in thousands)	June 30, 2018
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$15,385,670	2.11%	4.8%
Non-Agency securities	2,327,931	3.56%	25.3%
Agency Derivatives	57,246	2.99%	26.4%
Mortgage servicing rights	470,000	4.64%	43.8%
Other (1)	283,268	6.25%	NA
Total	$18,524,115	2.43%	8.4%
____________________

(1)	Includes unsecured convertible senior notes paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount of $287.5 million.

As of June 30, 2018, we had outstanding $17.2 billion of repurchase agreements, and the term to maturity ranged from two days to over 17 months. Repurchase agreements had a weighted average borrowing rate of 2.34% and weighted average remaining maturities of 102 days as of June 30, 2018.
As of June 30, 2018, we had outstanding $865.0 million of FHLB advances with a weighted average term to maturity of 22 months, ranging from approximately 10 months to over 16 years. The weighted average cost of funds for our advances was 2.39% at June 30, 2018.
As of June 30, 2018, we had outstanding $170.0 million of short- and long-term borrowings under revolving credit facilities with a weighted average borrowing rate of 5.33% and weighted average remaining maturities of 4.45 years.

As of June 30, 2018, the outstanding amount due on convertible senior notes was $283.3 million, net of deferred issuance costs. These notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and mature in January 2022.
As of June 30, 2018, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 5.3:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
The following table provides a summary of our borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes, our net TBA notional amounts and our debt-to-equity ratios for the three months ended June 30, 2018, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average (1)	End of Period Balance (1)	Maximum Balance of Any Month-End (1)	End of Period Total Borrowings to Equity Ratio		End of Period Net Long (Short) TBA Notional	End of Period Economic Debt-to-Equity Ratio (2)
June 30, 2018	$19,123,370	$18,524,115	$19,237,474	5.3:1.0		$3,049,000	6.2:1.0
March 31, 2018	$20,194,305	$20,316,757	$20,466,930	5.9:1.0		$445,000	6.0:1.0
December 31, 2017	$19,270,237	$20,969,058	$20,969,058	5.9:1.0		$(573,000)	5.7:1.0
September 30, 2017	$17,959,764	$19,143,433	$19,143,433	5.0:1.0	(3)	$(1,405,000)	4.7:1.0	(3)
June 30, 2017	$15,957,154	$16,237,809	$16,968,760	4.5:1.0	(3)	$(1,140,000)	4.2:1.0	(3)
____________________

(1)	Includes borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes and excludes collateralized borrowings in securitization trusts.

(2)	Defined as total borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes, plus implied debt on net TBA notional, divided by total equity.

(3)	Includes total borrowings of discontinued operations.

Equity
The tables below provide details of our changes in stockholders’ equity from March 31, 2018 to June 30, 2018 as well as a reconciliation of comprehensive income and GAAP net income to non-GAAP measures.

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders' equity at March 31, 2018	$2,741.4	175.4	$15.63
Core Earnings, net of tax expense of $1.1 million ⁽¹⁾	91.1
Dividends on preferred stock	(13.7)
Core Earnings attributable to common stockholders ⁽¹⁾	77.4
Dollar roll income	16.5
Core Earnings attributable to common stockholders, including dollar roll income ⁽¹⁾	93.9
Realized and unrealized gains and losses, net of tax benefit of $7.1 million	31.8
Other comprehensive loss, net of tax	(34.9)
Dividend declaration	(82.5)
Other	4.1	0.1
Issuance of common stock, net of offering costs	0.1	—
Common stockholders' equity at June 30, 2018	$2,753.9	175.5	$15.69
Total preferred stock liquidation preference	726.3
Total equity at June 30, 2018	$3,480.2

Three Months Ended
(in millions)	June 30, 2018
Comprehensive income attributable to common stockholders	$90.8
Adjustment for other comprehensive loss attributable to common stockholders:
Unrealized losses on available-for-sale securities	34.9
Net income attributable to common stockholders	125.7
Adjustments for non-Core Earnings:
Realized loss on investment securities and residential mortgage loans held-for-sale	39.0
Unrealized gain on investment securities and residential mortgage loans held-for-sale	(6.7)
Other-than-temporary impairment loss	0.2
Realized loss on termination or expiration of interest rate swaps and swaptions	20.5
Unrealized gain on interest rate swaps and swaptions	(35.7)
Gain on other derivative instruments	(6.0)
Realized and unrealized gains on mortgage servicing rights	(55.8)
Change in servicing reserves	(0.2)
Non-cash equity compensation expense	3.5
Net benefit from income taxes on non-Core Earnings	(7.1)
Core Earnings attributable to common stockholders ⁽¹⁾	77.4
Dollar roll income	16.5
Core Earnings attributable to common stockholders, including dollar roll income ⁽¹⁾	$93.9
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
As of June 30, 2018, we held $417.5 million in cash and cash equivalents available to support our operations; $21.0 billion of AFS securities, MSR, residential mortgage loans held-for-sale and derivative assets held at fair value; and $18.5 billion of outstanding debt in the form of repurchase agreements, FHLB advances, borrowings under revolving credit facilities and convertible senior notes. During both the three and six months ended June 30, 2018, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, decreased from 5.9:1.0 to 5.3:1.0, predominantly driven by the repositioning of financing on AFS securities to TBA positions. During the three and six months ended June 30, 2018, our economic debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes and implied debt on net TBA notional, increased from 6.0:10 to 6.2:1.0 and from 5.7:1.0 to 6.2:1.0, respectively.

As of June 30, 2018, we held approximately $1.6 million of unpledged Agency securities and derivatives and $319.3 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $224.8 million. As of June 30, 2018, we held approximately $182.9 million of unpledged MSR and had an overall estimated unused borrowing capacity on MSR financing facilities of $350.0 million. We also held approximately $28.8 million of unpledged residential mortgage loans held-for-sale, for which we had no unused borrowing capacity. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the six months ended June 30, 2018, we did not experience any restrictions to our funding sources, although balance sheet capacity of counterparties have tightened due to compliance with the Basel III regulatory capital reform rules as well as management of perceived risk in the volatile interest rate environment. We expect ongoing sources of financing to be primarily repurchase agreements, FHLB advances, revolving credit facilities, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of June 30, 2018, we had master repurchase agreements in place with 34 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
The following table summarizes our repurchase agreements and counterparty geographical concentration at June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$9,378,104	$997,370	58.9%	$10,746,447	$993,279	57.0%
Europe (2)	5,615,661	562,768	33.2%	6,109,169	615,150	35.3%
Asia (2)	2,212,058	134,317	7.9%	2,595,591	134,694	7.7%
Total	$17,205,823	$1,694,455	100.0%	$19,451,207	$1,743,123	100.0%
____________________

(1)
Represents the net carrying value of the assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases are not included in the amounts presented above. The Company did not have any such payables at June 30, 2018 or December 31, 2017.

(2)	Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

In addition to our master repurchase agreements to fund our Agency and non-Agency securities, we have one repurchase facility and three revolving credit facilities that provide short- and long-term financing for our MSR portfolio. An overview of the facilities is presented in the table below:

(dollars in thousands)
June 30, 2018
Expiration Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
December 1, 2019	Yes (2)	$300,000	$100,000	$400,000	Mortgage servicing rights (3)
June 22, 2023	Yes (2)	$150,000	$180,000	$330,000	Mortgage servicing rights
September 1, 2018	No	$—	$50,000	$50,000	Mortgage servicing rights
December 17, 2018	No	$20,000	$20,000	$40,000	Mortgage servicing rights
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

(2)	Commitment fee charged on unused capacity.

(3)	This repurchase facility is secured by MSR notes, which are collateralized by our MSR.

Our wholly owned subsidiary, TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of June 30, 2018, TH Insurance had $865.0 million in outstanding secured advances with a weighted average borrowing rate of 2.39%, and an additional $2.7 billion of available uncommitted capacity for borrowings insofar as TH Insurance holds adequate total assets to support a new advance. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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
We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of June 30, 2018:

•
Total indebtedness to net worth must be less than the specified threshold ratio in the repurchase agreement. As of June 30, 2018, our debt to net worth, as defined, was 5.4:1.0 while our threshold ratio, as defined, was 6.5:1.0.

•	Liquidity must be greater than $100.0 million. As of June 30, 2018, our liquidity, as defined, was $1.4 billion.

•	Net worth must be greater than $1.75 billion. As of June 30, 2018, our net worth, as defined, was $3.5 billion.

•	Interest coverage must not be less than 2.0:1.0. As of June 30, 2018, our interest coverage ratio, as defined, was 2.1:1.0.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.

The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, FHLB advances and revolving credit facilities at June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Available-for-sale securities, at fair value	$18,972,519	$20,990,890
Mortgage servicing rights, at fair value	1,267,319	584,247
Cash and cash equivalents	—	15,000
Restricted cash	349,539	417,018
Due from counterparties	27,311	836,381
Derivative assets, at fair value	73,586	90,895
Total	$20,690,274	$22,934,431

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

The following table provides the maturities of our repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes as of June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Within 30 days	$2,852,232	$4,269,464
30 to 59 days	3,614,199	3,831,111
60 to 89 days	3,897,423	3,458,940
90 to 119 days	2,736,102	2,452,426
120 to 364 days	4,640,891	5,346,766
One to three years	300,000	927,524
Three to five years	283,268	282,827
Five to ten years	150,000	—
Ten years and over	50,000	400,000
Total	$18,524,115	$20,969,058

For the three months ended June 30, 2018, our restricted and unrestricted cash balance decreased approximately $119.0 million to $982.2 million at June 30, 2018. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the three months ended June 30, 2018, operating activities increased our cash balances by approximately $156.3 million, primarily driven by our financial results for the quarter.

•
Cash flows from investing activities. For the three months ended June 30, 2018, investing activities increased our cash balances by approximately $1.6 billion, primarily driven by sales of AFS securities.

•
Cash flows from financing activities. For the three months ended June 30, 2018, financing activities decreased our cash balance by approximately $1.9 billion, primarily driven by repayment of repurchase agreements as a result of sales of AFS securities.

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
The following table provides the indices of our variable rate Agency RMBS, non-Agency securities and residential mortgage loans held-for-sale of June 30, 2018 and December 31, 2017, respectively, based on carrying value (dollars in thousands).

	June 30, 2018				December 31, 2017
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$11,116	$16,530	$27,646	1%	$11,832	$18,497	$30,329	1%
LIBOR	3,091,756	11,321	3,103,077	93%	2,563,850	13,284	2,577,134	92%
Other (2)	54,415	157,517	211,932	6%	48,894	142,502	191,396	7%
Total	$3,157,287	$185,368	$3,342,655	100%	$2,624,576	$174,283	$2,798,859	100%
____________________

(1)	“Hybrid” amounts reflect those assets with greater than twelve months to reset.

(2)	“Other” includes COFI, MTA and other indices.

The following analyses of risks are based on our experience, estimates, models and assumptions. They rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing, and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented here in more detail. The first is annualized net interest income over the next 12 months, including float income from custodial accounts associated with our MSR; the second is change in portfolio value, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the June 30, 2018 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
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
The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at June 30, 2018. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day to day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income:	$915	$440	$(448)	$(900)
% change in net interest income	0.3%	0.1%	(0.1)%	(0.3)%
Change in value of financial position:
Available-for-sale securities	$398,063	$190,975	$(205,379)	$(454,995)
As a % of equity	11.4%	5.5%	(5.9)%	(13.1)%
Mortgage servicing rights	$(148,213)	$(69,152)	$60,790	$114,986
As a % of equity	(4.3)%	(2.0)%	1.7%	3.3%
Residential mortgage loans held-for-sale	$150	$42	$(78)	$(294)
As a % of equity	—%	—%	—%	—%
Derivatives, net	$(239,318)	$(118,864)	$108,360	$240,629
As a % of equity	(6.9)%	(3.4)%	3.1%	6.9%
Repurchase agreements	$(22,115)	$(11,057)	$11,057	$22,115
As a % of equity	(0.6)%	(0.3)%	0.3%	0.6%
Federal Home Loan Bank advances	$(180)	$(90)	$90	$180
As a % of equity	—%	—%	—%	—%
Revolving credit facilities	$(71)	$(36)	$36	$71
As a % of equity	—%	—%	—%	—%
Convertible senior notes	$(4,022)	$(2,001)	$1,982	$3,945
As a % of equity	(0.1)%	(0.1)%	0.1%	0.1%
Total Net Assets	$(15,706)	$(10,183)	$(23,142)	$(73,363)
As a % of total assets	(0.1)%	—%	(0.1)%	(0.3)%
As a % of equity	(0.5)%	(0.3)%	(0.7)%	(2.2)%

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2018. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Except as set forth in our Quarterly Report of Form 10-Q for the period ended March, 31 2018, or the Q1 Form 10-Q, there have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward-Looking Statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in the Form 10-K, the Q1 Form 10-Q, or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)The Company’s share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of June 30, 2018, we had repurchased 12,067,500 shares under the program for a total cost of $200.4 million. We did not repurchase shares during the three months ended June 30, 2018.

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

3.8
Articles Supplementary to the Articles of Amendment to the Articles of Amendment and Restatement of Two Harbors Investment Corp. designating the shares of 7.75% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.8 of the Registrant’s Form 8-A filed with the SEC on July 31, 2018).

3.9
Articles Supplementary to the Articles of Amendment to the Articles of Amendment and Restatement of Two Harbors Investment Corp. designating the shares of 7.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.9 of the Registrant’s Form 8-A filed with the SEC on July 31, 2018).

3.10	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2017).
10.1	Fourth Amendment to Management Agreement, dated April 25, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on April 26, 2018).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101
Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the three months ended June 30, 2018, filed with the SEC on August 8, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)

____________________

*	Management or compensatory agreement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	August 8, 2018	By:	/s/ Thomas E. Siering
Thomas E. Siering Chief Executive Officer, President and Director (Principal Executive Officer)
Dated:	August 8, 2018	By:	/s/ Brad Farrell
Brad Farrell Chief Financial Officer and Treasurer (Principal Financial Officer)
Dated:	August 8, 2018	By:	/s/ Mary Riskey
Mary Riskey Chief Accounting Officer (Principal Accounting Officer)