Form 10-Q
period 2018-09-30
TWO HARBORS INVESTMENT CORP.
filed 2018-11-07
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of November 6, 2018 there were 248,081,058 shares of outstanding common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

ASSETS	September 30, 2018	December 31, 2017
Available-for-sale securities, at fair value	$25,938,916	$21,220,819
Mortgage servicing rights, at fair value	1,664,024	1,086,717
Residential mortgage loans held-for-sale, at fair value	27,537	30,414
Cash and cash equivalents	422,851	419,159
Restricted cash	888,632	635,836
Accrued interest receivable	85,257	68,309
Due from counterparties	1,217,828	842,303
Derivative assets, at fair value	403,231	309,918
Reverse repurchase agreements	759,375	—
Other assets	122,428	175,838
Total Assets	$31,530,079	$24,789,313
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$23,806,631	$19,451,207
Federal Home Loan Bank advances	865,024	1,215,024
Revolving credit facilities	310,000	20,000
Convertible senior notes	283,555	282,827
Derivative liabilities, at fair value	797,504	31,903
Due to counterparties	556,992	88,898
Dividends payable	96,259	12,552
Accrued interest payable	117,008	87,698
Other liabilities	21,124	27,780
Total Liabilities	26,854,097	21,217,889
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized and 40,050,000 and 29,050,000 shares issued and outstanding, respectively ($1,001,250 and $726,250 liquidation preference, respectively)	977,550	702,537
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 248,078,170 and 174,496,587 shares issued and outstanding, respectively	2,481	1,745
Additional paid-in capital	4,806,520	3,672,003
Accumulated other comprehensive (loss) income	(154,729)	334,813
Cumulative earnings	2,886,906	2,386,604
Cumulative distributions to stockholders	(3,842,746)	(3,526,278)
Total Stockholders’ Equity	4,675,982	3,571,424
Total Liabilities and Stockholders’ Equity	$31,530,079	$24,789,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income:
Available-for-sale securities	$230,607	$163,904	$604,790	$449,141
Residential mortgage loans held-for-investment in securitization trusts	—	29,865	—	92,319
Residential mortgage loans held-for-sale	332	479	988	1,380
Other	5,759	1,841	12,299	7,144
Total interest income	236,698	196,089	618,077	549,984
Interest expense:
Repurchase agreements	138,343	59,694	322,735	135,756
Collateralized borrowings in securitization trusts	—	23,970	—	74,199
Federal Home Loan Bank advances	5,301	10,317	14,655	30,554
Revolving credit facilities	3,973	701	5,776	1,727
Convertible senior notes	4,779	4,745	14,204	13,157
Total interest expense	152,396	99,427	357,370	255,393
Net interest income	84,302	96,662	260,707	294,591
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(95)	—	(363)	(429)
Other income (loss):
(Loss) gain on investment securities	(42,996)	5,618	(95,549)	(15,485)
Servicing income	89,618	57,387	238,473	148,468
Gain (loss) on servicing asset	20,591	(29,245)	102,251	(90,440)
Gain (loss) on interest rate swap, cap and swaption agreements	75,857	(207)	255,535	(66,990)
Loss on other derivative instruments	(31,463)	(18,924)	(15,735)	(66,328)
Other income	907	8,431	2,695	21,053
Total other income (loss)	112,514	23,060	487,670	(69,722)
Expenses:
Management fees	(5,041)	10,146	18,120	29,801
Servicing expenses	16,433	8,560	42,526	25,154
Other operating expenses	17,033	13,138	47,040	44,373
Acquisition transaction costs	86,703	—	86,703	—
Restructuring charges	8,238	—	8,238	—
Total expenses	123,366	31,844	202,627	99,328
Income from continuing operations before income taxes	73,355	87,878	545,387	125,112
Provision for (benefit from) income taxes	37,409	(5,342)	35,142	(21,100)
Net income from continuing operations	35,946	93,220	510,245	146,212
Income from discontinued operations, net of tax	—	11,518	—	39,169
Net income	35,946	104,738	510,245	185,381
Income from discontinued operations attributable to noncontrolling interest	—	2,674	—	2,714
Net income attributable to Two Harbors Investment Corp.	35,946	102,064	510,245	182,667
Dividends on preferred stock	18,951	8,888	46,445	13,173
Net income attributable to common stockholders	$16,995	$93,176	$463,800	$169,494
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited), continued
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic earnings per weighted average common share:
Continuing operations	$0.08	$0.48	$2.42	$0.76
Discontinued operations	—	0.05	—	0.21
Net income	$0.08	$0.53	$2.42	$0.97
Diluted earnings per weighted average common share:
Continuing operations	$0.08	$0.47	$2.28	$0.76
Discontinued operations	—	0.05	—	0.21
Net income	$0.08	$0.52	$2.28	$0.97
Dividends declared per common share	$0.47	$0.52	$1.41	$1.54
Weighted average number of shares of common stock:
Basic	224,399,436	174,488,296	191,846,212	174,415,232
Diluted	224,399,436	188,907,356	209,607,146	174,415,232
Comprehensive (loss) income:
Net income	$35,946	$104,738	$510,245	$185,381
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(119,796)	68,433	(499,460)	223,823
Other comprehensive (loss) income	(119,796)	68,433	(499,460)	223,823
Comprehensive (loss) income	(83,850)	173,171	10,785	409,204
Comprehensive income attributable to noncontrolling interest	—	2,682	—	2,724
Comprehensive (loss) income attributable to Two Harbors Investment Corp.	(83,850)	170,489	10,785	406,480
Dividends on preferred stock	18,951	8,888	46,445	13,173
Comprehensive (loss) income attributable to common stockholders	$(102,801)	$161,601	$(35,660)	$393,307
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance, December 31, 2016	$—	$1,738	$3,661,712	$199,227	$2,038,033	$(2,499,599)	$3,401,111	$—	$3,401,111
Net income	—	—	—	—	182,667	—	182,667	2,714	185,381
Other comprehensive income before reclassifications, net of tax expense of $35,708	—	—	—	215,994	—	—	215,994	10	216,004
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $2,722	—	—	—	7,815	—	—	7,815	—	7,815
Other comprehensive income, net of tax expense of $32,986	—	—	—	223,809	—	—	223,809	10	223,819
Contribution of TH Commercial Holdings LLC to Granite Point	—	—	(13,777)	6	—	—	(13,771)	195,646	181,875
Acquisition of noncontrolling interests	—	—	(69)	—	—	—	(69)	(5,376)	(5,445)
Issuance of preferred stock, net of offering costs	416,966	—	—	—	—	—	416,966	—	416,966
Issuance of common stock, net of offering costs	—	—	332	—	—	—	332	—	332
Preferred dividends declared	—	—	—	—	—	(13,173)	(13,173)	—	(13,173)
Common dividends declared	—	—	—	—	—	(268,697)	(268,697)	(3,177)	(271,874)
Non-cash equity award compensation	—	7	12,382	—	—	—	12,389	—	12,389
Balance, September 30, 2017	$416,966	$1,745	$3,660,580	$423,042	$2,220,700	$(2,781,469)	$3,941,564	$189,817	$4,131,381

Balance, December 31, 2017	$702,537	$1,745	$3,672,003	$334,813	$2,386,604	$(3,526,278)	$3,571,424	$—	$3,571,424
Cumulative effect of adoption of new accounting principles	—	—	25	9,918	(9,943)	—	—	—	—
Adjusted balance, January 1, 2018	702,537	1,745	3,672,028	344,731	2,376,661	(3,526,278)	3,571,424	—	3,571,424
Net income	—	—	—	—	510,245	—	510,245	—	510,245
Other comprehensive loss before reclassifications, net of tax benefit of $14,890	—	—	—	(552,477)	—	—	(552,477)	—	(552,477)
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $0	—	—	—	53,017	—	—	53,017	—	53,017
Other comprehensive loss, net of tax benefit of $14,890	—	—	—	(499,460)	—	—	(499,460)	—	(499,460)
Acquisition of CYS Investments, Inc.	275,000	726	1,124,388	—	—	—	1,400,114	—	1,400,114
Issuance of preferred stock, net of offering costs	13	—	—	—	—	—	13	—	13
Issuance of common stock, net of offering costs	—	—	329	—	—	—	329	—	329
Preferred dividends declared	—	—	—	—	—	(46,445)	(46,445)	—	(46,445)
Common dividends declared	—	—	—	—	—	(270,023)	(270,023)	—	(270,023)
Non-cash equity award compensation	—	10	9,775	—	—	—	9,785	—	9,785
Balance, September 30, 2018	$977,550	$2,481	$4,806,520	$(154,729)	$2,886,906	$(3,842,746)	$4,675,982	$—	$4,675,982
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows From Operating Activities:
Net income from continuing operations	$510,245	$146,212
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Amortization of premiums and discounts on investment securities, net	73,441	45,500
Amortization of deferred debt issuance costs on convertible senior notes	728	429
Other-than-temporary impairment losses	363	429
Realized and unrealized losses on investment securities	96,842	15,485
(Gain) loss on servicing asset	(102,251)	90,440
Gain on residential mortgage loans held-for-sale	(851)	(2,149)
Gain on residential mortgage loans held-for-investment and collateralized borrowings in securitization trusts	—	(14,884)
Realized and unrealized (gain) loss on interest rate swaps, caps and swaptions	(221,649)	56,123
Unrealized loss on other derivative instruments	27,457	37,586
Equity based compensation	9,785	11,703
Depreciation of fixed assets	504	776
Excess consideration in the acquisition of CYS Investments, Inc.	77,602	—
Purchases of residential mortgage loans held-for-sale	—	(567)
Proceeds from sales of residential mortgage loans held-for-sale	—	3,708
Proceeds from repayment of residential mortgage loans held-for-sale	3,325	5,019
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	13,698	(20,653)
Decrease (increase) in deferred income taxes, net	35,094	(21,505)
(Increase) decrease in income taxes receivable	(460)	1,411
Decrease (increase) in prepaid and fixed assets	7,367	(251)
(Increase) decrease in other receivables	(9,136)	10,244
Decrease in servicing advances	4,916	5,489
Increase in accrued interest payable	1,823	31,551
Increase in income taxes payable	4	142
Decrease in accrued expenses and other liabilities	(7,481)	(11,753)
Net cash provided by operating activities of discontinued operations	—	28,280
Net cash provided by operating activities	$521,366	$418,765
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	$(6,319,252)	$(13,677,423)
Proceeds from sales of available-for-sale securities	9,156,686	5,726,616
Principal payments on available-for-sale securities	1,792,168	1,075,961
Purchases of mortgage servicing rights, net of purchase price adjustments	(475,451)	(327,341)
Proceeds from sales of mortgage servicing rights	395	132
(Purchases) short sales of derivative instruments, net	(82,971)	(93,812)
Proceeds from sales and settlement (payments for termination and settlement) of derivative instruments, net	498,425	84,791
Proceeds from reverse repurchase agreements	1,442,798	—
Repayments of reverse repurchase agreements	(1,440,713)	—
Proceeds from repayment of residential mortgage loans held-for-investment in securitization trusts	—	285,695
Net cash paid for the acquisition of CYS Investments, Inc.	(13,552)	—
Purchases of equity securities	—	(5,445)
Proceeds from sales of equity securities	31,276	—
Redemptions of Federal Home Loan Bank stock	12,981	82,681
Decrease in due to counterparties, net	(187,146)	(32,881)
Net cash used in investing activities of discontinued operations	—	(753,021)
Net cash provided by (used in) investing activities	4,415,644	(7,634,047)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	103,348,835	113,602,702
Principal payments on repurchase agreements	(107,736,938)	(105,645,758)
Principal payments on collateralized borrowings in securitization trusts	—	(282,468)
Principal payments on Federal Home Loan Bank advances	(350,000)	(2,001,238)
Proceeds from revolving credit facilities	377,400	123,000
Principal payments on revolving credit facilities	(87,400)	(153,000)
Proceeds from convertible senior notes	—	282,469
Proceeds from issuance of preferred stock, net of offering costs	13	416,966
Proceeds from issuance of common stock, net of offering costs	329	332
Dividends paid on preferred stock	(39,443)	(4,285)
Dividends paid on common stock	(193,318)	(261,400)
Net cash provided by financing activities of discontinued operations	—	1,205,947
Net cash (used in) provided by financing activities	(4,680,522)	7,283,267
Net increase in cash, cash equivalents and restricted cash	256,488	67,985
Cash, cash equivalents and restricted cash of continuing operations at beginning of period	1,054,995	758,916
Cash, cash equivalents and restricted cash of discontinued operations at beginning of period	—	56,279
Cash, cash equivalents and restricted cash at beginning of period	1,054,995	815,195
Cash, cash equivalents and restricted cash at end of period	$1,311,483	$883,180
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$300,573	$169,464
Cash paid (received) for taxes	$502	$(1,152)
Noncash Activities:
Acquisition of the assets and liabilities of CYS Investments, Inc.
Available-for-sale securities	$10,034,557	$—
Cash and cash equivalents	$386	$—
Restricted cash	$1,062	$—
Accrued interest receivable	$30,646	$—
Reverse repurchase agreements	$761,460	$—
Other assets	$11,977	$—
Repurchase agreements	$(8,743,527)	$—
Derivative liabilities, net	$(451,026)	$—
Due to counterparties, net	$(279,715)	$—
Accrued interest payable	$(27,487)	$—
Other liabilities	$(821)	$—
Issuance of preferred stock in connection with the acquisition of CYS Investments, Inc.	$275,000	$—
Issuance of common stock in connection with the acquisition of CYS Investments, Inc.	$1,125,114	$—
Transfers of residential mortgage loans held-for-sale to other receivables for foreclosed government-guaranteed loans	$403	$2,909
Transfer of fair value of mortgage servicing rights to fair value of Ginnie Mae residential mortgage loans held-for-sale upon buyout	$—	$9
Additions to mortgage servicing rights due to sale of residential mortgage loans held-for-sale	$—	$20
Cumulative-effect adjustment for adoption of new accounting principle	$9,918	$—
Dividends declared but not paid at end of period	$96,259	$102,799
Reconciliation of residential mortgage loans held-for-sale:
Residential mortgage loans held-for-sale at beginning of period	$30,414	$40,146
Purchases of residential mortgage loans held-for-sale	—	567
Transfers to other receivables for foreclosed government-guaranteed loans	(403)	(2,909)
Transfer of fair value of mortgage servicing rights to fair value of Ginnie Mae residential mortgage loans held-for-sale upon buyout	—	(9)
Proceeds from sales of residential mortgage loans held-for-sale	—	(3,708)
Proceeds from repayment of residential mortgage loans held-for-sale	(3,325)	(5,019)
Realized and unrealized gains on residential mortgage loans held-for-sale	851	2,129
Residential mortgage loans held-for-sale at end of period	$27,537	$31,197
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
On June 28, 2017, the Company completed the contribution of its portfolio of commercial real estate assets to Granite Point Mortgage Trust Inc., or Granite Point, a newly formed Maryland corporation intended to qualify as a REIT, externally managed and advised by Pine River, and focused on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. The Company contributed its equity interests in its wholly owned subsidiary, TH Commercial Holdings LLC, to Granite Point and, in exchange for its contribution, received approximately 33.1 million shares of common stock of Granite Point, which represented approximately 76.5% of the outstanding stock of Granite Point upon completion of the initial public offering, or IPO, of its common stock on June 28, 2017. On November 1, 2017, the Company distributed, on a pro rata basis, the 33.1 million shares of Granite Point common stock that it acquired in connection with the contribution to stockholders holding shares of Two Harbors common stock outstanding as of the close of business on October 20, 2017.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The condensed consolidated financial statements of the Company include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. All per share amounts, common shares outstanding and restricted shares for all prior periods presented have been adjusted on a retroactive basis to reflect the Company’s one-for-two reverse stock split effected on November 1, 2017 (refer to Note 18 - Stockholders’ Equity for additional information). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2018 and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2018 should not be construed as indicative of the results to be expected for future periods or the full year.
Due to its controlling ownership interest in Granite Point through November 1, 2017, the Company consolidated Granite Point on its financial statements. Effective November 1, 2017 (the date the 33.1 million shares of Granite Point common stock were distributed to the Company’s common stockholders), the Company no longer had a controlling interest in Granite Point and, therefore, deconsolidated Granite Point and its subsidiaries from its financial statements and reclassified all of Granite Point’s prior period assets, liabilities and results of operations to discontinued operations.
The Company retains debt securities and excess servicing rights purchased from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The securitization trusts are considered variable interest entities, or VIEs, for financial reporting purposes and, thus, are reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust. During the majority of 2017, the Company retained the most subordinate security in each of the securitization trusts, which gave the Company the power to direct the activities of the trusts that most significantly impact the trusts’ performance and the obligation to absorb losses or the right to receive benefits of the securitization trusts that could be significant. As a result, the Company consolidated all of the securitization trusts on its condensed consolidated balance sheet. During the fourth quarter of 2017, the Company sold all of the retained subordinated securities thereby removing the Company’s power to direct the activities of the trusts and the obligation to absorb losses or the right to receive benefits of the securitization trusts. As a result, the securitization trusts are no longer consolidated on the Company’s condensed consolidated balance sheet and the remaining retained securities are included within non-Agency available-for-sale, or AFS, securities.
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
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s 2017 Annual Report on Form 10-K is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s consolidated financial condition and results of operations for the nine months ended September 30, 2018.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Asset Acquisition
In accordance with U.S. GAAP, the acquirer in a merger transaction is to evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If that threshold is met, the set of acquired assets and associated activities is not deemed a business and is required to be accounted for as an asset acquisition. Upon completion of the merger with CYS on July 31, 2018, approximately 89% of the CYS assets acquired were Agency RMBS. The Company concluded that they were similar identifiable assets to be grouped to evaluate whether the “substantially all” threshold was met as the Agency RMBS are financial assets with similar risk characteristics associated with managing these assets. Given the concentration of the fair value of the Agency RMBS of the gross assets acquired, the Company concluded that the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets and, therefore, the merger was accounted for as an asset acquisition. The financial results of CYS since the closing date of the acquisition have been included in the Company’s condensed consolidated financial statements.
Asset acquisitions are generally accounted for by allocating the cost of the acquisition plus direct transaction costs to the individual assets acquired, including identified intangible assets, and liabilities assumed on a relative fair value basis. This allocation may cause identified assets to be recognized at amounts that are greater than their fair values. However, “non-qualifying” assets, which include financial assets and other current assets, should not be assigned an amount greater than their fair value. The gross assets acquired in the merger consisted most significantly of financial assets and other current assets. The cost of the acquisition of CYS plus direct transaction costs exceeded gross assets acquired less liabilities assumed in the merger. As there were no meaningful nonfinancial assets and non-current assets in this transaction and no identified intangible assets to assign value, the excess consideration and transaction costs were recognized in the condensed consolidated statements of comprehensive (loss) income as an expense and an associated reduction in stockholders’ equity.
Reverse Repurchase Agreements
The Company may borrow U.S. Treasury securities through reverse repurchase transactions under its master repurchase agreements to cover short sales. The Company accounts for these reverse repurchase agreements as securities borrowing transactions and records them at amortized cost, which approximates fair value due to their short-term nature, on its condensed consolidated balance sheets.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017:

	September 30, 2018
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$864,680	$(461,449)	$403,231	$(44,643)	$—	$358,588
Reverse repurchase agreements	759,375	—	759,375	(752,861)	—	6,514
Total Assets	$1,624,055	$(461,449)	$1,162,606	$(797,504)	$—	$365,102
Liabilities
Repurchase agreements	$(23,806,631)	$—	$(23,806,631)	$23,806,631	$—	$—
Derivative liabilities	(1,258,953)	461,449	(797,504)	797,504	—	—
Total Liabilities	$(25,065,584)	$461,449	$(24,604,135)	$24,604,135	$—	$—

	December 31, 2017
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$340,576	$(30,658)	$309,918	$(31,903)	$—	$278,015
Total Assets	$340,576	$(30,658)	$309,918	$(31,903)	$—	$278,015
Liabilities
Repurchase agreements	$(19,451,207)	$—	$(19,451,207)	$19,451,207	$—	$—
Derivative liabilities	(62,561)	30,658	(31,903)	31,903	—	—
Total Liabilities	$(19,513,768)	$30,658	$(19,483,110)	$19,483,110	$—	$—
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
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, which changes the impairment model for most financial assets and certain other instruments. Valuation allowances for credit losses on AFS debt securities will be recognized, rather than direct reductions in the amortized cost of the investments, regardless of whether the impairment is considered to be other-than-temporary. The new model also requires the estimation of lifetime expected credit losses and corresponding recognition of allowance for losses on trade and other receivables, held-to-maturity debt securities, loans, and other instruments held at amortized cost. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2019, with early adoption permitted for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018. The Company is evaluating the adoption of this ASU to determine the impact it may have on its condensed consolidated financial statements, which at the date of adoption, will establish an allowance for credit losses on AFS securities which will be derived from the current designated credit reserve with a resulting increase to amortized cost on the securities. The Company also expects adoption of this ASU to impact the recording for the purchase of certain non-Agency securities with purchased credit deterioration by recording an allowance for credit losses with an increase in amortized cost above the purchase price of the same amount. Subsequent changes in expected credit losses will be recognized immediately in earnings as a provision for credit losses until the allowance is reduced to zero. Further favorable changes will result in prospective yield adjustments.
Clarifying the Definition of a Business
In January 2017, the FASB issued ASU No. 2017-01, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. The ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017, with early adoption permitted. The Company’s adoption of this ASU impacted how the Company accounted for the acquisition of CYS (see discussion above).

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

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
Accounting for Share-Based Payments to Nonemployees
In June 2018, the FASB issued ASU No. 2018-07 to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Under the guidance, equity-classified nonemployee awards will be measured on and fixed at the grant date, rather than measured at fair value at each reporting date until the date at which the nonemployee’s performance is complete. The ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018, with early adoption permitted. Early adoption of this ASU was elected on July 1, 2018 and applied by recording a cumulative-effect adjustment to retained earnings as of January 1, 2018, which did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
Fair Value Measurement Disclosure Requirements
In August 2018, the FASB issued ASU No. 2018-13, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. Under the guidance, entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies are required to disclose (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the end of the reporting period and (2) the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2019, with early adoption permitted. Early adoption of this ASU did not have an impact on the Company’s financial condition or results of operations but resulted in some modified financial statement disclosures.
SEC Disclosure Update and Simplification
In August 2018, the SEC adopted a final rule that amends certain disclosure requirements that have become duplicative, overlapping, or outdated in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment. However, the guidance also added requirements for entities to include in their interim financial statements a reconciliation of changes in stockholders’ equity for each period for which an income statement is required (both year-to-date and quarterly periods). The final rule is effective for all filings made on or after November 5, 2018. However, the SEC staff said it would not object to a registrant waiting to comply with the new interim disclosure requirement until the filing of its Form 10-Q for the quarter that begins after the effective date. As a result, the Company plans to adopt the new interim disclosure requirement in its Form 10-Q for the three months ended March 31, 2019. The Company has determined this final rule will not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

Note 3. Acquisition of CYS Investments, Inc.
On July 31, 2018, the Company completed the acquisition of CYS through a merger of CYS with and into a wholly owned subsidiary of Two Harbors, in exchange for approximately 72.6 million shares of Two Harbors common stock, as well as aggregate cash consideration of $15.0 million. In accordance with the merger agreement, the number of shares of Two Harbors common stock issued was based on an exchange ratio of 0.4680 and the cash consideration received by CYS common stockholders was $0.0965 per share. In addition, the Company issued 3 million shares of newly classified Series D cumulative redeemable preferred stock and 8 million shares of newly classified Series E cumulative redeemable preferred stock in exchange for all shares of CYS’s Series A and Series B cumulative redeemable preferred stock outstanding prior to the effective time of the merger.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The total purchase price for the merger of $1.4 billion consists primarily of Two Harbors common stock issued in exchange for shares of CYS common stock and was calculated based on the closing price of Two Harbors common stock on July 31, 2018 of $15.50.

(dollars in thousands, except per share prices)	July 31, 2018
Common Stock Exchange:
CYS common stock outstanding	155,102,543
Common exchange ratio	0.4680
Two Harbors common stock to be issued	72,587,990
Less: fractional shares	218
Two Harbors common stock issued	72,587,772
Two Harbors share price	$15.50
		$1,125,114
Cash in Lieu of Common Stock:
Fractional shares	218
Cash in lieu rate	$15.59
		$3
Per Share Cash Consideration:
CYS common stock outstanding	155,102,543
Per share cash consideration	0.0965
		$14,967

Preferred Stock Exchange:	Shares
Series D preferred stock	3,000,000	$75,000
Series E preferred stock	8,000,000	$200,000

Total Purchase Price		$1,415,084

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

As discussed in Note 2 - Basis of Presentation and Significant Accounting Policies, the merger was accounted for as an asset acquisition. The total purchase price for the merger including direct transaction costs, which exceeded gross assets acquired less liabilities assumed in the merger, was allocated to the individual assets acquired and liabilities assumed on a relative fair value basis, as shown below:

(in thousands)	July 31, 2018
Assets:
Available-for-sale securities, at fair value	$10,034,557
Cash and cash equivalents	386
Restricted cash	1,062
Accrued interest receivable	30,646
Due from counterparties	21,572
Derivative assets, at fair value	314,811
Reverse repurchase agreements	761,460
Other assets	11,947
Total Assets	$11,176,441
Liabilities:
Repurchase agreements	$8,743,527
Derivative liabilities, at fair value	765,837
Due to counterparties	301,287
Accrued interest payable	27,487
Other liabilities	821
Total Liabilities	9,838,959
Stockholders’ Equity
Cumulative deficit (acquisition transaction costs)	(77,602)
Total Stockholders’ Equity	$(77,602)

Total Purchase Price	$1,415,084

As there were no meaningful nonfinancial assets and non-current assets in this transaction and no identified intangible assets to assign value, the excess consideration and transaction costs were recognized in the condensed consolidated statements of comprehensive (loss) income as an expense and an associated reduction in stockholders’ equity.
The Company also incurred the following charges in connection with the acquisition of CYS, which are included within restructuring charges on the Company’s condensed consolidated statements of comprehensive (loss) income, for the three and nine months ended September 30, 2018:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2018	2018
Termination benefits	$6,216	$6,216
Contract terminations	979	979
Other associated costs	1,043	1,043
Total	$8,238	$8,238

The Company does not expect to incur additional restructuring costs related to the acquisition of CYS in 2018 or beyond.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 4. Discontinued Operations
On June 28, 2017, the Company contributed its equity interests in its wholly owned subsidiary, TH Commercial Holdings LLC, to Granite Point and, in exchange for its contribution, received approximately 33.1 million shares of common stock of Granite Point, representing approximately 76.5% of the outstanding stock of Granite Point upon completion of the IPO of its common stock on June 28, 2017. On November 1, 2017, the Company distributed, on a pro rata basis, the 33.1 million shares of Granite Point common stock that it acquired in connection with the contribution to stockholders holding shares of Two Harbors common stock outstanding as of the close of business on October 20, 2017. Due to the Company’s controlling ownership interest in Granite Point through November 1, 2017, its results of operations and financial condition through such date reflect Granite Point’s commercial strategy, which is focused on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. As of November 1, 2017, the Company no longer had a controlling interest in Granite Point and, therefore, deconsolidated Granite Point and its subsidiaries from its financial statements and reclassified all of Granite Point’s prior period assets, liabilities and results of operations to discontinued operations. In accordance with ASC 845, Nonmonetary Transactions, the pro rata distribution of a consolidated subsidiary is recognized at carrying amount within stockholders’ equity. As a result, no gain or loss was recognized on the distribution.
Summarized financial information for the discontinued operations are presented below.

(in thousands)	November 1, 2017
Assets:
Commercial real estate assets	$2,233,080
Available-for-sale securities, at fair value	12,814
Cash and cash equivalents	84,183
Restricted cash	2,838
Accrued interest receivable	6,588
Other assets	22,774
Total Assets	$2,362,277
Liabilities:
Repurchase agreements	$1,516,294
Dividends payable	48
Other liabilities	10,337
Total Liabilities	$1,526,679

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Interest income:
Commercial real estate assets	$—	$30,595	$—	$80,005
Available-for-sale securities	—	265	—	767
Other	—	4	—	10
Total interest income	—	30,864	—	80,782
Interest expense	—	12,497	—	26,376
Net interest income	—	18,367	—	54,406
Expenses:
Management fees	—	3,130	—	6,717
Servicing expenses	—	333	—	962
Other operating expenses	—	3,388	—	7,561
Total expenses	—	6,851	—	15,240
Income from discontinued operations before income taxes	—	11,516	—	39,166
Benefit from income taxes	—	(2)	—	(3)
Income from discontinued operations	—	11,518	—	39,169
Income from discontinued operations attributable to noncontrolling interest	—	2,674	—	2,714
Income from discontinued operations attributable to common stockholders	$—	$8,844	$—	$36,455

Note 5. Available-for-Sale Securities, at Fair Value
The Company holds AFS investment securities which are carried at fair value on the condensed consolidated balance sheets. The following table presents the Company’s AFS investment securities by collateral type as of September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Agency
Federal National Mortgage Association	$16,905,970	$13,920,721
Federal Home Loan Mortgage Corporation	4,138,060	3,616,967
Government National Mortgage Association	1,074,916	701,037
Non-Agency	3,819,970	2,982,094
Total available-for-sale securities	$25,938,916	$21,220,819

At September 30, 2018 and December 31, 2017, the Company pledged AFS securities with a carrying value of $24.6 billion and $21.0 billion, respectively, as collateral for repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. See Note 14 - Repurchase Agreements and Note 15 - Federal Home Loan Bank of Des Moines Advances.
At September 30, 2018 and December 31, 2017, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, to be considered linked transactions and, therefore, classified as derivatives.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include all non-Agency securities, which are classified within available-for-sale securities, at fair value on the condensed consolidated balance sheets. As of September 30, 2018 and December 31, 2017, the carrying value, which also represents the maximum exposure to loss, of all non-Agency securities in unconsolidated VIEs was $3.8 billion and $3.0 billion, respectively.
The following tables present the amortized cost and carrying value of AFS securities by collateral type as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Agency
Principal and interest	$21,566,476	$1,065,985	$(38,957)	$—	$22,593,504	$7,285	$(665,408)	$21,935,381
Interest-only	3,228,729	218,997	—	—	218,997	14,812	(50,244)	183,565
Total Agency	24,795,205	1,284,982	(38,957)	—	22,812,501	22,097	(715,652)	22,118,946
Non-Agency
Principal and interest	5,076,875	6,566	(684,614)	(1,194,749)	3,204,078	552,816	(9,093)	3,747,801
Interest-only	5,196,493	70,511	—	—	70,511	4,264	(2,606)	72,169
Total Non-Agency	10,273,368	77,077	(684,614)	(1,194,749)	3,274,589	557,080	(11,699)	3,819,970
Total	$35,068,573	$1,362,059	$(723,571)	$(1,194,749)	$26,087,090	$579,177	$(727,351)	$25,938,916

	December 31, 2017
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Agency
Principal and interest	$17,081,849	$1,079,246	$(24,638)	$—	$18,136,457	$42,149	$(134,969)	$18,043,637
Interest-only	2,941,772	223,289	—	—	223,289	10,955	(39,156)	195,088
Total Agency	20,023,621	1,302,535	(24,638)	—	18,359,746	53,104	(174,125)	18,238,725
Non-Agency
Principal and interest	3,758,134	2,757	(676,033)	(653,613)	2,431,245	488,931	(3,166)	2,917,010
Interest-only	5,614,925	65,667	—	—	65,667	2,163	(2,746)	65,084
Total Non-Agency	9,373,059	68,424	(676,033)	(653,613)	2,496,912	491,094	(5,912)	2,982,094
Total	$29,396,680	$1,370,959	$(700,671)	$(653,613)	$20,856,658	$544,198	$(180,037)	$21,220,819

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present the carrying value of the Company’s AFS securities by rate type as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$19,594	$3,446,632	$3,466,226
Fixed Rate	22,099,352	373,338	22,472,690
Total	$22,118,946	$3,819,970	$25,938,916

	December 31, 2017
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$23,220	$2,622,710	$2,645,930
Fixed Rate	18,215,505	359,384	18,574,889
Total	$18,238,725	$2,982,094	$21,220,819

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of September 30, 2018:

	September 30, 2018
(in thousands)	Agency	Non-Agency	Total
≤ 1 year	$11,626	$89,957	$101,583
> 1 and ≤ 3 years	110,610	192,192	302,802
> 3 and ≤ 5 years	273,557	399,152	672,709
> 5 and ≤ 10 years	18,130,930	2,501,914	20,632,844
> 10 years	3,592,223	636,755	4,228,978
Total	$22,118,946	$3,819,970	$25,938,916

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the changes for the three and nine months ended September 30, 2018 and 2017 of the net unamortized discount/premium and designated credit reserves on non-Agency AFS securities.

	Nine Months Ended September 30,
	2018			2017
(in thousands)	Designated Credit Reserve	Net Unamortized Discount/Premium	Total	Designated Credit Reserve	Net Unamortized Discount/Premium	Total
Beginning balance at January 1	$(653,613)	$(607,609)	$(1,261,222)	$(367,437)	$(623,440)	$(990,877)
Acquisitions	(606,728)	(37,924)	(644,652)	(217,206)	(111,938)	(329,144)
Accretion of net discount	—	64,538	64,538	—	67,219	67,219
Realized credit losses	20,983	—	20,983	11,385	—	11,385
Reclassification adjustment for other-than-temporary impairments	(363)	—	(363)	(429)	—	(429)
Transfers from (to)	44,972	(44,972)	—	44,412	(44,412)	—
Sales, calls, other	—	18,430	18,430	3,588	81,846	85,434
Ending balance at September 30	$(1,194,749)	$(607,537)	$(1,802,286)	$(525,687)	$(630,725)	$(1,156,412)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time that the securities had an unrealized loss position as of September 30, 2018 and December 31, 2017. At September 30, 2018, the Company held 1,605 AFS securities, of which 522 were in an unrealized loss position for less than twelve consecutive months and 361 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2017, the Company held 1,435 AFS securities, of which 253 were in an unrealized loss position for less than twelve consecutive months and 234 were in an unrealized loss position for more than twelve consecutive months. Of the $15.4 billion and $12.2 billion of AFS securities in an unrealized loss position for less than twelve consecutive months as of September 30, 2018 and December 31, 2017, $14.8 billion, or 96.6%, and $12.0 billion, or 98.5%, respectively, were Agency AFS securities, whose principal and interest are guaranteed by the GSEs.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2018	$15,358,443	$(309,999)	$6,941,115	$(417,352)	$22,299,558	$(727,351)
December 31, 2017	$12,198,870	$(65,313)	$2,464,544	$(114,724)	$14,663,414	$(180,037)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

During the three and nine months ended September 30, 2018, the Company recorded $0.1 million and $0.4 million in other-than-temporary credit impairments on a total of three non-Agency securities where the future expected cash flows for each security were less than its amortized cost. During the nine months ended September 30, 2017, the Company recorded $0.4 million in other-than-temporary credit impairments on one non-Agency security where its future expected cash flows were less than its amortized cost. The Company did not record any other-than-temporary credit impairments during the three months ended September 30, 2017. As of September 30, 2018, impaired securities with a carrying value of $140.3 million had actual weighted average cumulative losses of 8.3%, weighted average three-month prepayment speed of 7.0%, weighted average 60+ day delinquency of 19.0% of the pool balance, and weighted average FICO score of 668. At September 30, 2018, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities; therefore, only the projected credit loss was recognized in earnings.
The following table presents the changes in OTTI included in earnings for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Cumulative credit loss at beginning of period	$(6,663)	$(6,035)	$(6,395)	$(5,606)
Additions:
Other-than-temporary impairments not previously recognized	(72)	—	(157)	(429)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	(23)	—	(206)	—
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	—	—	—	—
Decreases related to other-than-temporary impairments on securities sold	—	—	—	—
Cumulative credit loss at end of period	$(6,758)	$(6,035)	$(6,758)	$(6,035)

Cumulative credit losses related to OTTI may be reduced for securities sold as well as for securities that mature, are paid down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within (loss) gain on investment securities in the Company’s condensed consolidated statements of comprehensive (loss) income. For the three and nine months ended September 30, 2018, the Company sold AFS securities for $5.4 billion and $9.2 billion with an amortized cost of $5.5 billion and $9.3 billion for net realized losses of $42.2 million and $100.7 million, respectively. For the three and nine months ended September 30, 2017, the Company sold AFS securities for $0.6 billion and $5.7 billion with an amortized cost of $0.6 billion and $5.7 billion for net realized losses of $3.9 million and $21.0 million, respectively.
The following table presents the gross realized gains and losses on sales of AFS securities for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Gross realized gains	$6,603	$408	$16,357	$57,133
Gross realized losses	(48,758)	(4,342)	(117,075)	(78,125)
Total realized losses on sales, net	$(42,155)	$(3,934)	$(100,718)	$(20,992)

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
The following table summarizes activity related to MSR for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Balance at beginning of period	$1,450,261	$898,025	$1,086,717	$693,815
Additions from purchases of mortgage servicing rights	201,197	66,280	480,462	340,156
Additions from sales of residential mortgage loans	—	—	—	20
Subtractions from sales of mortgage servicing rights	—	—	—	(946)
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	62,680	(154)	209,610	(23,083)
Other changes in fair value (1)	(42,085)	(28,595)	(107,754)	(66,543)
Other changes (2)	(8,029)	(4,943)	(5,011)	(12,806)
Balance at end of period	$1,664,024	$930,613	$1,664,024	$930,613
____________________

(1)	Other changes in fair value primarily represents changes due to the realization of expected cash flows.

(2)	Other changes includes purchase price adjustments, contractual prepayment protection, and changes due to the Company’s purchase of the underlying collateral.

At September 30, 2018 and December 31, 2017, the Company pledged MSR with a carrying value of $1.2 billion and $0.6 billion, respectively, as collateral for repurchase agreements and revolving credit facilities. See Note 14 - Repurchase Agreements and Note 16 - Revolving Credit Facilities.
As of September 30, 2018 and December 31, 2017, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands)	September 30, 2018	December 31, 2017
Weighted average prepayment speed:	7.3%	9.8%
Impact on fair value of 10% adverse change	$(45,151)	$(40,100)
Impact on fair value of 20% adverse change	$(87,971)	$(77,483)
Weighted average delinquency:	1.2%	1.7%
Impact on fair value of 10% adverse change	$(5,824)	$(4,274)
Impact on fair value of 20% adverse change	$(11,593)	$(8,875)
Weighted average discount rate:	9.7%	9.9%
Impact on fair value of 10% adverse change	$(55,024)	$(35,137)
Impact on fair value of 20% adverse change	$(106,220)	$(68,246)

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
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Servicing fee income	$80,690	$53,989	$218,022	$141,923
Ancillary and other fee income	358	310	1,004	615
Float income	8,570	3,088	19,447	5,930
Total	$89,618	$57,387	$238,473	$148,468

Mortgage Servicing Advances
In connection with the servicing of loans, the Company’s subservicers make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances, including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances, which are funded by the Company, totaled $26.1 million and $31.1 million and were included in other assets on the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of residential mortgage loans underlying MSR, residential mortgage loans held in previous on-balance sheet securitization trusts for which the Company is the named servicing administrator and loans owned and classified as residential mortgage loans held-for-sale. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	581,677	$131,114,538	454,028	$101,344,054
Residential mortgage loans in securitization trusts	3,663	2,443,368	3,845	2,618,016
Residential mortgage loans held-for-sale	206	33,448	236	37,632
Other assets	17	1,339	24	2,590
Total serviced mortgage assets	585,563	$133,592,693	458,133	$104,002,292

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 7. Residential Mortgage Loans Held-for-Sale, at Fair Value
Residential mortgage loans held-for-sale consists of residential mortgage loans carried at fair value as a result of a fair value option election. The following table presents the carrying value of the Company’s residential mortgage loans held-for-sale as of September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Unpaid principal balance	$33,448	$37,632
Fair value adjustment	(5,911)	(7,218)
Carrying value	$27,537	$30,414

Note 8. Cash, Cash Equivalents and Restricted Cash
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
The following table presents the Company’s restricted cash balances as of September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Restricted cash balances held by trading counterparties:
For securities and loan trading activity	$47,450	$27,050
For derivatives trading activity	283,034	191,421
As restricted collateral for repurchase agreements and Federal Home Loan Bank advances	558,088	417,018
Total restricted cash balances held by trading counterparties	888,572	635,489
Restricted cash balance pursuant to letter of credit on office lease	60	347
Total	$888,632	$635,836

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$422,851	$419,159
Restricted cash	888,632	635,836
Total cash, cash equivalents and restricted cash	$1,311,483	$1,054,995

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 9. Accrued Interest Receivable
The following table presents the Company’s accrued interest receivable by collateral type as of September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Available-for-sale securities:
Agency
Federal National Mortgage Association	$56,484	$46,517
Federal Home Loan Mortgage Corporation	16,258	12,255
Government National Mortgage Association	5,987	4,635
Non-Agency	5,492	4,740
Total available-for-sale securities	84,221	68,147
Residential mortgage loans held-for-sale	155	162
Reverse repurchase agreements	881	—
Total	$85,257	$68,309

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
To help manage the adverse impact of interest rate changes on the value of the Company’s portfolio as well as its cash flows, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps and total return swaps. In executing on the Company’s current risk management strategy, the Company has entered into interest rate swap, cap and swaption agreements, TBAs, put and call options for TBAs and total return swaps (based on the Markit IOS Index). The Company has also entered into a number of non-derivative instruments to manage interest rate risk, principally MSR and Agency interest-only securities (see discussion below).
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of September 30, 2018 and December 31, 2017.

	September 30, 2018
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$67,665	$498,826	$—	$—
Interest rate swap agreements	238,116	28,128,766	—	2,375,000
Interest rate cap contracts	52,370	2,500,000	—	—
Swaptions, net	24,912	164,000	—	—
TBAs	15,212	1,108,000	(43,314)	8,216,000
Put and call options for TBAs, net	4,954	780,000	(1,329)	130,000
Markit IOS total return swaps	2	49,691	—	—
Short U.S. Treasuries	—	—	(752,861)	800,000
Total	$403,231	$33,229,283	$(797,504)	$11,521,000

	December 31, 2017
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$91,827	$588,246	$—	$—
Interest rate swap agreements	206,773	21,516,125	(29,867)	6,966,000
Swaptions, net	10,405	2,666,000	—	—
TBAs	913	733,000	(1,930)	1,306,000
Markit IOS total return swaps	—	—	(106)	63,507
Total	$309,918	$25,503,371	$(31,903)	$8,335,507

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive (loss) income:

Derivative Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
(in thousands)		September 30,		September 30,
		2018	2017	2018	2017
Interest rate risk management
TBAs	Loss on other derivative instruments	$(45,231)	$(16,891)	$(55,766)	$(45,671)
Short U.S. Treasuries	Loss on other derivative instruments	1,606	—	1,606	—
Put and call options for TBAs	Loss on other derivative instruments	13,489	(3,405)	43,328	(22,467)
Interest rate swaps - Payers	Gain (loss) on interest rate swap, cap and swaption agreements	105,195	17,422	412,291	(27,723)
Interest rate swaps - Receivers	Gain (loss) on interest rate swap, cap and swaption agreements	(54,653)	(5,280)	(252,375)	22,813
Swaptions	Gain (loss) on interest rate swap, cap and swaption agreements	24,629	(12,349)	94,933	(62,080)
Interest rate caps	Gain (loss) on interest rate swap, cap and swaption agreements	686	—	686	—
Markit IOS total return swaps	Loss on other derivative instruments	(302)	(134)	371	(821)
Non-risk management
Inverse interest-only securities	Loss on other derivative instruments	(1,025)	1,506	(5,274)	2,631
Total		$44,394	$(19,131)	$239,800	$(133,318)

For the three and nine months ended September 30, 2018, the Company recognized $16.2 million and $33.9 million, respectively, of income for the accrual and/or settlement of the net interest expense associated with its interest rate swaps and caps. The income results from receiving either LIBOR interest or a fixed interest rate and paying either a fixed interest rate or LIBOR interest on an average $31.8 billion and $26.2 billion notional, respectively. For the three and nine months ended September 30, 2017, the Company recognized $0.4 million and $10.9 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with its interest rate swaps and caps. The expenses result from paying either a fixed interest rate or LIBOR interest and receiving either LIBOR interest or a fixed interest rate on an average $16.7 billion and $17.6 billion notional, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$529,056	$—	$(30,230)	$498,826	$514,879	$—
Interest rate swap agreements	26,047,264	12,544,820	(8,088,318)	30,503,766	30,144,641	(50,240)
Interest rate cap contracts	—	2,500,000	—	2,500,000	1,684,783	—
Swaptions, net	(738,000)	1,164,000	(262,000)	164,000	(157,663)	10,374
TBAs, net	3,049,000	21,060,000	(14,785,000)	9,324,000	6,430,924	(23,067)
Short U.S. Treasuries	—	(800,000)	—	(800,000)	(539,130)	—
Put and call options for TBAs, net	(320,000)	(1,710,000)	1,120,000	(910,000)	(1,106,120)	910
Markit IOS total return swaps	51,541	—	(1,850)	49,691	50,296	(516)
Total	$28,618,861	$34,758,820	$(22,047,398)	$41,330,283	$37,022,610	$(62,539)

	Three Months Ended September 30, 2017
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$659,768	$—	$(38,219)	$621,549	$642,143	$(40)
Interest rate swap agreements	14,764,719	9,878,549	(4,626,391)	20,016,877	16,710,894	36,171
Swaptions, net	1,350,000	5,364,000	(3,900,000)	2,814,000	2,213,533	(3,264)
TBAs, net	(1,140,000)	(1,585,000)	1,320,000	(1,405,000)	(1,370,043)	(14,997)
Put and call options for TBAs, net	1,285,000	1,905,000	(1,190,000)	2,000,000	54,402	(3,980)
Markit IOS total return swaps	68,629	—	(2,734)	65,895	66,802	—
Total	$16,988,116	$15,562,549	$(8,437,344)	$24,113,321	$18,317,731	$13,890

	Nine Months Ended September 30, 2018
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$588,246	$—	$(89,420)	$498,826	$544,691	$—
Interest rate swap agreements	28,482,125	37,894,452	(35,872,811)	30,503,766	25,588,646	(46,101)
Interest rate cap contracts	—	2,500,000	—	2,500,000	567,766	—
Swaptions, net	2,666,000	(74,000)	(2,428,000)	164,000	(2,015,260)	78,266
TBAs, net	(573,000)	38,773,000	(28,876,000)	9,324,000	3,210,355	(28,681)
Short U.S. Treasuries	—	(800,000)	—	(800,000)	(181,685)	—
Put and call options for TBAs, net	—	2,892,000	(3,802,000)	(910,000)	(590,168)	39,452
Markit IOS total return swaps	63,507	—	(13,816)	49,691	57,303	(765)
Total	$31,226,878	$81,185,452	$(71,082,047)	$41,330,283	$27,181,648	$42,171

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30, 2017
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$740,844	$—	$(119,295)	$621,549	$681,126	$(40)
Interest rate swap agreements	20,371,063	23,408,358	(23,762,544)	20,016,877	17,617,836	47,691
Swaptions, net	225,000	1,109,000	1,480,000	2,814,000	669,377	21,164
TBAs, net	(1,489,000)	(5,710,400)	5,794,400	(1,405,000)	(1,231,793)	(57,424)
Put and call options for TBAs, net	(1,136,000)	4,460,000	(1,324,000)	2,000,000	(13,289)	20,166
Markit IOS total return swaps	90,593	—	(24,698)	65,895	76,670	(181)
Total	$18,802,500	$23,266,958	$(17,956,137)	$24,113,321	$17,799,927	$31,376
____________________

(1)	Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized (gain) loss on interest rate swaps, caps and swaptions and unrealized loss on other derivative instruments line items within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the (purchases) short sales of other derivative instruments, proceeds from sales (payments for termination) of other derivative instruments, net and decrease in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when mortgage rates decline or increase, depending on the type of investment. Rising mortgage rates generally result in a slowing of refinancing activity, which slows prepayments and results in a decline in the value of the Company’s fixed-rate Agency pools. To mitigate the impact of this risk on the Company’s fixed-rate Agency pool portfolio, the Company maintains a portfolio of fixed-rate interest-only securities and MSR, which increase in value when interest rates increase. As of September 30, 2018 and December 31, 2017, the Company had $139.5 million and $117.8 million, respectively, of interest-only securities, and $1.7 billion and $1.1 billion, respectively, of MSR in place to economically hedge its Agency RMBS. Interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.
The Company monitors its borrowings under repurchase agreements, FHLB advances and revolving credit facilities, which are generally floating-rate debt, in relation to the rate profile of its portfolio. In connection with its risk management activities, the Company enters into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of its floating-rate borrowings into fixed-rate borrowings to more closely match the duration of its assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (i.e., LIBOR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of the Company’s portfolio as well as its cash flows, the Company may, at times, enter into various forward contracts, including short securities, TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on the Company’s current interest rate risk management strategy, the Company has entered into TBAs, put and call options for TBAs, interest rate swap, cap and swaption agreements and Markit IOS total return swaps.

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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of September 30, 2018 and December 31, 2017:

	September 30, 2018
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$11,916,000	$12,393,443	$12,351,423	$1,159	$(43,179)
Sale contracts	(2,592,000)	(2,564,838)	(2,550,920)	14,053	(135)
TBAs, net	$9,324,000	$9,828,605	$9,800,503	$15,212	$(43,314)

	December 31, 2017
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$733,000	$769,446	$770,359	$913	$—
Sale contracts	(1,306,000)	(1,316,367)	(1,318,297)	—	(1,930)
TBAs, net	$(573,000)	$(546,921)	$(547,938)	$913	$(1,930)
___________________

(1)	Notional amount represents the face amount of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the TBA (or of the underlying Agency RMBS) as of period-end.

(4)
Net carrying value represents the difference between the market value of the TBA as of period-end and its cost basis, and is reported in derivative assets / (liabilities), at fair value, in the condensed consolidated balance sheets.

Short U.S. Treasuries. The Company may use short U.S. Treasury securities independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of September 30, 2018, the Company had short sold U.S. Treasuries with a notional amount of $800.0 million with a fair market value of $752.9 million included in derivative liabilities, at fair value, on the condensed consolidated balance sheet as of September 30, 2018. The Company did not hold any short U.S. Treasuries as of December 31, 2017.
Put and Call Options for TBAs. The Company may use put and call options for TBAs independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of September 30, 2018, the Company had purchased put and call options for TBAs with a notional amount of $3.7 billion and short sold put and call options for TBAs with a notional amount of $4.6 billion. The put and call options had a fair market value of $5.0 million included in derivative assets, at fair value, and $1.3 million included in derivative liabilities, at fair value, on the condensed consolidated balance sheet as of September 30, 2018. The Company did not hold any put and call options for TBAs as of December 31, 2017.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of September 30, 2018 and December 31, 2017, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a three-month LIBOR rate:

(notional in thousands)
September 30, 2018
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate (2)	Weighted Average Maturity (Years) (2)
2018	$1,000,000	1.008%	2.336%	0.01
2019	4,336,897	1.769%	2.336%	1.04
2020	5,140,000	1.705%	2.334%	2.07
2021	4,117,000	1.550%	2.362%	2.94
2022 and Thereafter	8,807,431	2.309%	2.343%	7.14
Total	$23,401,328	1.876%	2.343%	3.77

(notional in thousands)
December 31, 2017
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate (2)	Weighted Average Maturity (Years) (2)
2018	$4,320,000	1.155%	1.508%	0.50
2019	5,448,135	1.767%	1.386%	1.79
2020	5,490,000	1.945%	1.509%	2.87
2021	2,417,000	1.788%	1.628%	3.92
2022 and Thereafter	5,245,000	1.764%	1.516%	6.44
Total	$22,920,135	1.694%	1.493%	3.01
____________________

(1)	Notional amount includes $567.8 million and $570.0 million in forward starting interest rate swaps as of September 30, 2018 and December 31, 2017, respectively.

(2)
Weighted averages exclude forward starting interest rate swaps. As of September 30, 2018 and December 31, 2017, the weighted average fixed pay rate on forward starting interest rate swaps was 2.8% and 2.1%, respectively.

Additionally, as of September 30, 2018 and December 31, 2017, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk whereby the Company pays interest at a three-month LIBOR rate:

(notional in thousands)
September 30, 2018
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2020	$250,000	2.347%	2.258%	1.31
2021	2,477,438	2.338%	2.736%	2.49
2022 and Thereafter	4,375,000	2.333%	2.696%	7.32
Total	$7,102,438	2.335%	2.694%	5.42

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

Interest Rate Swaptions. The Company may use interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would either pay or receive a fixed rate) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of September 30, 2018 and December 31, 2017, the Company had the following outstanding interest rate swaptions that were utilized as macro-economic hedges:

	September 30, 2018
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost Basis	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$9,400	$30,608	3.64	$5,225,000	3.20%	3M Libor	7.6
Sale contracts:
Receiver	< 6 Months	$(9,730)	$(5,696)	3.87	$(5,061,000)	3M Libor	2.70%	7.7

	December 31, 2017
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$21,380	$17,736	4.03	$7,200,000	2.27%	3M Libor	3.8
Receiver	< 6 Months	$4,660	$2,982	3.72	$2,300,000	3M Libor	2.10%	10.0
Sale contracts:
Payer	< 6 Months	$(7,950)	$(5,619)	4.66	$(1,693,000)	2.70%	3M Libor	10.0
Receiver	< 6 Months	$(16,260)	$(4,694)	5.17	$(5,141,000)	3M Libor	1.89%	5.6

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Interest Rate Cap Contracts. The Company may use interest rate caps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of September 30, 2018, the Company held the following interest rate caps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a three-month LIBOR rate, net of a fixed cap rate:

(notional in thousands)
September 30, 2018
Caps Maturities	Notional Amount	Weighted Average Cap Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2019	$800,000	1.344%	2.339%	0.78
2020	1,700,000	1.250%	2.364%	1.54
Total	$2,500,000	1.280%	2.356%	1.29

The Company did not hold any interest rate caps as of December 31, 2017.
Markit IOS Total Return Swaps. The Company may use total return swaps (agreements whereby the Company receives or makes payments based on the total return of an underlying instrument or index, such as the Markit IOS Index, in exchange for fixed or floating rate interest payments) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company enters into total return swaps to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our portfolio (referred to as “convexity risk”). Total return swaps based on the Markit IOS Index are intended to synthetically replicate the performance of interest-only securities. The Company had the following total return swap agreements in place at September 30, 2018 and December 31, 2017:

(notional and dollars in thousands)
September 30, 2018
Maturity Date	Current Notional Amount	Fair Value	Cost Basis	Unrealized Gain (Loss)
January 12, 2043	$(22,010)	$(1)	$(30)	$29
January 12, 2044	(27,681)	3	(29)	32
Total	$(49,691)	$2	$(59)	$61

(notional and dollars in thousands)
December 31, 2017
Maturity Date	Current Notional Amount	Fair Value	Cost Basis	Unrealized Gain (Loss)
January 12, 2043	$(24,362)	$(24)	$201	$(225)
January 12, 2044	(39,145)	(82)	366	(448)
Total	$(63,507)	$(106)	$567	$(673)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of September 30, 2018, the fair value of derivative financial instruments as an asset and liability position was $403.2 million and $797.5 million, respectively.
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
Inverse Interest-Only Securities. As of September 30, 2018 and December 31, 2017, inverse interest-only securities with a carrying value of $67.7 million and $91.8 million, including accrued interest receivable of $0.6 million and $0.9 million, respectively, are accounted for as derivative financial instruments in the condensed consolidated financial statements. The following table presents the amortized cost and carrying value (which approximates fair value) of inverse interest-only securities as of September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Face Value	$498,826	$588,246

Amortized Cost	$73,098	$86,734
Gross unrealized gains	2,668	6,843
Gross unrealized losses	(8,726)	(2,602)
Market Value	$67,040	$90,975

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 11. Other Assets
Other assets as of September 30, 2018 and December 31, 2017 are summarized in the following table:

(in thousands)	September 30, 2018	December 31, 2017
Property and equipment at cost	$6,970	$6,776
Accumulated depreciation (1)	(6,107)	(5,550)
Net property and equipment	863	1,226
Equity securities, at fair value	—	29,413
Prepaid expenses	2,592	1,755
Income taxes receivable	590	130
Deferred tax assets, net (2)	5,751	25,956
Servicing advances	26,134	31,050
Federal Home Loan Bank stock	40,848	53,826
Equity investments	6,529	3,000
Other receivables	39,121	29,482
Total other assets	$122,428	$175,838
____________________

(1)	Depreciation expense for the three and nine months ended September 30, 2018 was $0.2 million and $0.5 million, respectively.

(2)	Net of valuation allowance of $2.4 million and $2.7 million, respectively.

Note 12. Other Liabilities
Other liabilities as of September 30, 2018 and December 31, 2017 are summarized in the following table:

(in thousands)	September 30, 2018	December 31, 2017
Accrued expenses	$14,979	$24,737
Income taxes payable	4	—
Other	6,141	3,043
Total other liabilities	$21,124	$27,780

Note 13. Fair Value
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
Available-for-sale securities. The Company holds a portfolio of AFS securities that are carried at fair value in the condensed consolidated balance sheets and primarily comprised of Agency RMBS and non-Agency securities. The Company determines the fair value of its Agency RMBS based upon prices obtained from third-party pricing providers or broker quotes received using bid price, which are deemed indicative of market activity. The third-party pricing providers and brokers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of its non-Agency securities, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 99.8% and 0.2% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at September 30, 2018. AFS securities account for 92.5% of all assets reported at fair value at September 30, 2018.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the condensed consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing providers. Although MSR transactions are observable in the marketplace, the valuation is based upon cash flow models that include unobservable market data inputs (including prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its MSR as Level 3 fair value assets at September 30, 2018.
Residential mortgage loans held-for-sale. The Company holds residential mortgage loans held-for-sale that are carried at fair value in the condensed consolidated balance sheets as a result of a fair value option election. The Company determines fair value of its residential mortgage loans based on prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon cash flow models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels and credit losses). The Company classified 1.7% and 98.3% of its residential mortgage loans held-for-sale as Level 2 and Level 3 fair value assets, respectively, at September 30, 2018.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, caps, swaptions, put and call options for TBAs and Markit IOS total return swaps. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, caps, swaptions, put and call options for TBAs and Markit IOS total return swaps reported at fair value as Level 2 at September 30, 2018.
The Company may also enter into certain other derivative financial instruments, such as TBAs, short U.S. Treasuries and inverse interest-only securities. These instruments are similar in form to the Company’s AFS securities and the Company utilizes a pricing service to value TBAs and broker quotes to value short U.S. Treasuries and inverse interest-only securities. The Company classified 100% of its short U.S. Treasuries and inverse interest-only securities at fair value as Level 2 at September 30, 2018. The Company reported 100% of its TBAs as Level 1 as of September 30, 2018.
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
Equity securities. The Company’s equity securities are carried at fair value and reported in other assets on the condensed consolidated balance sheets. Changes in fair value are recorded as a component of (loss) gain on investment securities in the condensed consolidated statements of comprehensive (loss) income. The Company determines fair value of its equity securities based on the closing market price of the securities at period end. The Company did not hold any equity securities at September 30, 2018.
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

	Recurring Fair Value Measurements
	September 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$25,898,916	$40,000	$25,938,916
Mortgage servicing rights	—	—	1,664,024	1,664,024
Residential mortgage loans held-for-sale	—	456	27,081	27,537
Derivative assets	15,212	388,019	—	403,231
Total assets	$15,212	$26,287,391	$1,731,105	$28,033,708
Liabilities
Derivative liabilities	$43,314	$754,190	$—	$797,504
Total liabilities	$43,314	$754,190	$—	$797,504

	Recurring Fair Value Measurements
	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$21,067,678	$153,141	$21,220,819
Mortgage servicing rights	—	—	1,086,717	1,086,717
Residential mortgage loans held-for-sale	—	474	29,940	30,414
Derivative assets	913	309,005	—	309,918
Equity securities	29,413	—	—	29,413
Total assets	$30,326	$21,377,157	$1,269,798	$22,677,281
Liabilities
Derivative liabilities	1,930	29,973	—	31,903
Total liabilities	$1,930	$29,973	$—	$31,903

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of September 30, 2018, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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
Securities for which market quotations are readily available are valued at the bid price (in the case of long positions) or the ask price (in the case of short positions) at the close of trading on the date as of which value is determined. Exchange-traded securities for which no bid or ask price is available are valued at the last traded price. OTC derivative contracts, including interest rate swaps, caps and swaption agreements, put and call options for TBAs and U.S. Treasuries, constant maturity swaps, credit default swaps and Markit IOS total return swaps, are valued by the Company using observable inputs, specifically quotations received from third-party pricing providers, and are therefore classified within Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present the reconciliation for all of the Company’s Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended
	September 30, 2018
(in thousands)	Available-For-Sale Securities	Mortgage Servicing Rights		Residential Mortgage Loans Held-For-Sale
Beginning of period level 3 fair value	$153,424	$1,450,261		$28,351
Gains (losses) included in net income:
Realized (losses) gains	—	(42,089)		167
Unrealized gains	—	62,680	(1)	129	(3)
Net gains (losses) included in net income	—	20,591		296
Other comprehensive (loss) income	(424)	—		—
Purchases	—	201,197		—
Sales	—	4		—
Settlements	(113,000)	(8,029)		(1,566)
Gross transfers into level 3	—	—		—
Gross transfers out of level 3	—	—		—
End of period level 3 fair value	$40,000	$1,664,024		$27,081
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$62,275	(2)	$127	(4)
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets held at the end of the reporting period	$—	$—		$—

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Nine Months Ended
	September 30, 2018
(in thousands)	Available-For-Sale Securities	Mortgage Servicing Rights		Residential Mortgage Loans Held-For-Sale
Beginning of period level 3 fair value	$153,141	$1,086,717		$29,940
Gains (losses) included in net income:
Realized losses	—	(107,359)		(41)
Unrealized gains	—	209,610	(1)	901	(3)
Net gains (losses) included in net income	—	102,251		860
Other comprehensive (loss) income	(141)	—		—
Purchases	—	480,462		—
Sales	—	(395)		—
Settlements	(113,000)	(5,011)		(3,719)
Gross transfers into level 3	—	—		—
Gross transfers out of level 3	—	—		—
End of period level 3 fair value	$40,000	$1,664,024		$27,081
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$201,666	(2)	$806	(4)
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets held at the end of the reporting period	$—	$—		$—
___________________

(1)	The change in unrealized gains or losses on MSR was recorded in gain (loss) on servicing asset on the condensed consolidated statements of comprehensive (loss) income.

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

The Company did not incur transfers between Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2018 and 2017. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
The Company used broker quotes in the fair value measurement of its Level 3 available-for-sale securities. The significant unobservable inputs used by the broker included expected default, severity and discount rate. Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement.
The Company also used multiple third-party pricing providers in the fair value measurement of its Level 3 MSR. The table below presents information about the significant unobservable inputs used by the third-party pricing providers in the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at September 30, 2018:

September 30, 2018
Valuation Technique	Unobservable Input (1)	Range			Weighted Average (2)
Discounted cash flow	Constant prepayment speed	6.4	-	8.1%	7.3%
	Delinquency	0.9	-	1.4%	1.2%
	Discount rate	8.6	-	10.8%	9.7%

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

December 31, 2017
Valuation Technique	Unobservable Input (1)	Range			Weighted Average (2)
Discounted cash flow	Constant prepayment speed	8.2	-	11.2%	9.8%
	Delinquency	1.3	-	2.0%	1.7%
	Discount rate	8.3	-	11.2%	9.9%
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

(2)	Calculated by averaging the weighted average significant unobservable inputs used by the multiple third-party pricing providers in the fair value measurement of MSR.

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
Fair Value Option for Financial Assets and Financial Liabilities
On July 1, 2015, the Company elected the fair value option for Agency interest-only securities acquired on or after such date. The fair value option was elected to simplify the reporting of changes in fair value. Agency interest-only securities are carried within AFS securities on the condensed consolidated balance sheets. The Company’s policy is to separately record interest income, net of premium amortization or including discount accretion, on these fair value elected securities. Fair value adjustments are reported in (loss) gain on investment securities on the condensed consolidated statements of comprehensive (loss) income.
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

	Three Months Ended September 30, 2018
(in thousands)	Interest income (expense)		(Loss) gain on investment securities	Other income	Total included in net income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$(121)		$(469)	$—	$(590)	N/A
Residential mortgage loans held-for-investment in securitization trusts	—	(1)	—	—	—	$—	(2)
Residential mortgage loans held-for-sale	332	(1)	—	295	627	(251)	(3)
Liabilities
Collateralized borrowings in securitization trusts	—		—	—	—	—	(2)
Total	$211		$(469)	$295	$37	$(251)

	Three Months Ended September 30, 2017
(in thousands)	Interest income (expense)		(Loss) gain on investment securities	Other income	Total included in net income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$(2,283)		$4,757	$—	$2,474	N/A
Residential mortgage loans held-for-investment in securitization trusts	29,865	(1)	—	14,670	44,535	$—	(2)
Residential mortgage loans held-for-sale	479	(1)	—	355	834	(400)	(3)
Liabilities
Collateralized borrowings in securitization trusts	(23,970)		—	(7,863)	(31,833)	—	(2)
Total	$4,091		$4,757	$7,162	$16,010	$(400)

	Nine Months Ended September 30, 2018
(in thousands)	Interest income (expense)		(Loss) gain on investment securities	Other income	Total included in net income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$(3,438)		$8,848	$—	$5,410	N/A
Residential mortgage loans held-for-investment in securitization trusts	—	(1)	—	—	—	$—	(2)
Residential mortgage loans held-for-sale	988	(1)	—	851	1,839	$(220)	(3)
Liabilities
Collateralized borrowings in securitization trusts	—		—	—	—	—	(2)
Total	$(2,450)		$8,848	$851	$7,249	$(220)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30, 2017
(in thousands)	Interest income (expense)		(Loss) gain on investment securities	Other income	Total included in net income	Change in fair value due to credit risk
Assets
Available-for-sale securities	$(5,565)		$9,124	$—	$3,559	N/A
Residential mortgage loans held-for-investment in securitization trusts	92,319	(1)	—	45,569	137,888	$—	(2)
Residential mortgage loans held-for-sale	1,380	(1)	—	2,149	3,529	(1,281)	(3)
Liabilities
Collateralized borrowings in securitization trusts	(74,199)		—	(30,685)	(104,884)	—	(2)
Total	$13,935		$9,124	$17,033	$40,092	$(1,281)
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

(3)	The change in fair value due to credit risk on residential mortgage loans held-for-sale was quantified by holding yield constant in the cash flow model in order to isolate credit risk component.

The table below provides the fair value and the unpaid principal balance for the Company’s fair value option-elected loans.

	September 30, 2018		December 31, 2017
(in thousands)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Residential mortgage loans held-for-sale
Total loans	$33,448	$27,537	$37,632	$30,414
Nonaccrual loans	$10,129	$8,357	$13,511	$10,963
Loans 90+ days past due	$8,932	$7,270	$12,136	$9,857
____________________

(1)	Excludes accrued interest receivable.

Fair Value of Financial Instruments
In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the condensed consolidated balance sheets, for which fair value can be estimated.
The following describes the Company’s methods for estimating the fair value for financial instruments.

•
AFS securities, MSR, residential mortgage loans held-for-sale, derivative assets and liabilities and equity securities are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the Fair Value Measurements section of this Note 13.

•
Cash and cash equivalents and restricted cash have a carrying value which approximates fair value because of the short maturities of these instruments. The Company categorizes the fair value measurement of these assets as Level 1.

•	Reverse repurchase agreements have a carrying value which approximates fair value due to their short-term nature. The Company categorizes the fair value measurement of these assets as Level 2.

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

•
The carrying value of repurchase agreements, FHLB advances and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. As of September 30, 2018, the Company held $200.0 million of repurchase agreements, $50.0 million of FHLB advances and $290.0 million of revolving credit facilities that are considered long-term. The Company’s long-term repurchase agreements, FHLB advances and revolving credit facilities have floating rates based on an index plus a spread and, for members of the FHLB, the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

•
Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to September 30, 2018. The Company categorizes the fair value measurement of these assets as Level 2.

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities	$25,938,916	$25,938,916	$21,220,819	$21,220,819
Mortgage servicing rights	$1,664,024	$1,664,024	$1,086,717	$1,086,717
Residential mortgage loans held-for-sale	$27,537	$27,537	$30,414	$30,414
Cash and cash equivalents	$422,851	$422,851	$419,159	$419,159
Restricted cash	$888,632	$888,632	$635,836	$635,836
Derivative assets	$403,231	$403,231	$309,918	$309,918
Reverse repurchase agreements	$759,375	$759,375	$—	$—
Equity securities	$—	$—	$29,413	$29,413
Federal Home Loan Bank stock	$40,848	$40,848	$53,826	$53,826
Equity investments	$6,529	$6,529	$3,000	$3,000
Liabilities
Repurchase agreements	$23,806,631	$23,806,631	$19,451,207	$19,451,207
Federal Home Loan Bank advances	$865,024	$865,024	$1,215,024	$1,215,024
Revolving credit facilities	$310,000	$310,000	$20,000	$20,000
Convertible senior notes	$283,555	$296,312	$282,827	$306,351
Derivative liabilities	$797,504	$797,504	$31,903	$31,903

Note 14. Repurchase Agreements
As of September 30, 2018 and December 31, 2017, the Company had outstanding $23.8 billion and $19.5 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps and caps, the repurchase agreements had a weighted average borrowing rate of 2.45% and 1.69% and weighted average remaining maturities of 92 and 83 days as of September 30, 2018 and December 31, 2017, respectively.
At September 30, 2018 and December 31, 2017, the repurchase agreement balances were as follows:

(in thousands)	September 30, 2018	December 31, 2017
Short-term	$23,606,631	$19,338,707
Long-term	200,000	112,500
Total	$23,806,631	$19,451,207

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At September 30, 2018 and December 31, 2017, the repurchase agreements had the following characteristics and remaining maturities:

	September 30, 2018
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$6,408,843	$485,289	$16,494	$—	$6,910,626
30 to 59 days	1,956,414	494,990	13,884	—	2,465,288
60 to 89 days	5,041	—	—	—	5,041
90 to 119 days	5,034,622	501,372	—	—	5,535,994
120 to 364 days	8,099,969	568,631	21,082	—	8,689,682
One year and over	—	—	—	200,000	200,000
Total	$21,504,889	$2,050,282	$51,460	$200,000	$23,806,631
Weighted average borrowing rate	2.32%	3.59%	3.20%	4.37%	2.45%

	December 31, 2017
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$3,634,541	$613,500	$21,423	$—	$4,269,464
30 to 59 days	3,522,256	261,835	47,020	—	3,831,111
60 to 89 days	3,165,834	290,628	2,478	—	3,458,940
90 to 119 days	2,119,490	332,614	322	—	2,452,426
120 to 364 days	4,883,432	443,334	—	—	5,326,766
One year and over	—	—	—	112,500	112,500
Total	$17,325,553	$1,941,911	$71,243	$112,500	$19,451,207
Weighted average borrowing rate	1.53%	2.98%	2.15%	3.78%	1.69%

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	September 30, 2018	December 31, 2017
Available-for-sale securities, at fair value	$23,636,891	$19,780,175
Mortgage servicing rights, at fair value	733,206	424,740
Cash and cash equivalents	—	15,000
Restricted cash	558,088	417,018
Due from counterparties	1,219,860	773,422
Derivative assets, at fair value	66,980	90,895
Total	$26,215,025	$21,501,250

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at September 30, 2018 and December 31, 2017:

	September 30, 2018				December 31, 2017
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Royal Bank of Canada	$1,898,455	$316,471	7%	146	$1,261,956	$223,347	6%	75
All other counterparties (2)	21,908,176	1,590,085	34%	87	18,189,251	1,519,776	43%	84
Total	$23,806,631	$1,906,556			$19,451,207	$1,743,123
____________________

(1)
Represents the net carrying value of the assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases of $421.1 million are not included in the September 30, 2018 amounts presented above. The Company did not have any such payables at December 31, 2017.

(2)	Represents amounts outstanding with 34 and 26 counterparties at September 30, 2018 and December 31, 2017, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 15. Federal Home Loan Bank of Des Moines Advances
The Company’s wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of September 30, 2018 and December 31, 2017, TH Insurance had $0.9 billion and $1.2 billion in outstanding secured advances with a weighted average borrowing rate of 2.48% and 1.79%, respectively. As of September 30, 2018 and December 31, 2017, TH Insurance had an additional $2.7 billion and $2.2 billion of available uncommitted capacity for borrowings, respectively, insofar as TH Insurance holds adequate total assets to support a new advance. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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
At September 30, 2018 and December 31, 2017, FHLB advances had the following remaining maturities:

(in thousands)	September 30, 2018	December 31, 2017
≤ 1 year	$815,024	$—
> 1 and ≤ 3 years	—	815,024
> 3 and ≤ 5 years	—	—
> 5 and ≤ 10 years	—	—
> 10 years	50,000	400,000
Total	$865,024	$1,215,024

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of FHLB advances:

(in thousands)	September 30, 2018	December 31, 2017
Available-for-sale securities, at fair value	$913,608	$1,210,715
Due from counterparties	—	62,959
Total	$913,608	$1,273,674

The FHLB retains the right to mark the underlying collateral for FHLB advances to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral. In addition, as a condition to membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB. At September 30, 2018 and December 31, 2017, the Company had stock in the FHLB totaling $40.8 million and $53.8 million, respectively, which is included in other assets on the condensed consolidated balance sheets. FHLB stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLB. Accordingly, when evaluating FHLB stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2018 and December 31, 2017, the Company had not recognized an impairment charge related to its FHLB stock.

Note 16. Revolving Credit Facilities
To finance MSR, the Company has entered into revolving credit facilities collateralized by the value of the MSR pledged. As of September 30, 2018 and December 31, 2017, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $310.0 million and $20.0 million with a weighted average borrowing rate of 5.36% and 5.14% and weighted average remaining maturities of 4.44 and 0.96 years, respectively.
At September 30, 2018 and December 31, 2017, borrowings under revolving credit facilities had the following remaining maturities:

(in thousands)	September 30, 2018	December 31, 2017
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	20,000	—
90 to 119 days	—	—
120 to 364 days	—	20,000
One year and over	290,000	—
Total	$310,000	$20,000

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of September 30, 2018 and December 31, 2017, MSR with a carrying value of $488.5 million and $159.5 million, respectively, was pledged as collateral for the Company’s future payment obligations under its revolving credit facilities. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 17. Convertible Senior Notes
On January 19, 2017, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022. The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in January 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of September 30, 2018 and December 31, 2017, the notes had a conversion rate of 62.0780 and 61.4698 shares of common stock per $1,000 principal amount of the notes, respectively. The outstanding amount due on the convertible senior notes as of September 30, 2018 and December 31, 2017 was $283.6 million and $282.8 million, respectively, net of deferred issuance costs.

Note 18. Stockholders’ Equity
Redeemable Preferred Stock
On March 14, 2017, the Company issued 5,000,000 shares of 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, in a public offering at a price of $25.00 per share. On March 21, 2017, an additional 750,000 shares were sold by the Company to the underwriters of the offering pursuant to an overallotment option. Holders of the preferred stock are entitled to receive, when and as declared, a dividend at a fixed rate of 8.125% per annum of the $25.00 liquidation preference. On and after April 27, 2027, dividends will accumulate and be payable at a floating rate of three-month LIBOR plus a spread of 5.66% per annum of the $25.00 liquidation preference. The preferred stock ranks senior to the Company’s common stock and on parity with the Company’s 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.75% Series D Cumulative Redeemable Preferred Stock and 7.50% Series E Cumulative Redeemable Preferred Stock with respect to the payment of dividends and the distribution of assets upon the voluntary or involuntary liquidation, dissolution or winding up of the Company. Under certain circumstances upon a change of control, the preferred stock is convertible into shares of the Company’s common stock. The preferred stock will not be redeemable before April 27, 2027, except under certain limited circumstances. On or after April 27, 2027, the Company may, at its option, redeem, in whole or in part, at any time or from time to time, the preferred stock at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon (whether or not authorized or declared) up to, but excluding, the redemption date. The net proceeds from the offering were approximately $138.9 million, after deducting underwriting discounts and estimated offering expenses payable by the Company.
On July 19, 2017, the Company issued 11,500,000 shares of 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, in a public offering at a price of $25.00 per share, which included 1,500,000 shares sold to the underwriters of the offering pursuant to an overallotment option. Holders of the preferred stock are entitled to receive, when and as declared, a dividend at a fixed rate of 7.625% per annum of the $25.00 liquidation preference. On and after July 27, 2027, dividends will accumulate and be payable at a floating rate of three-month LIBOR plus a spread of 5.352% per annum of the $25.00 liquidation preference. The preferred stock ranks senior to the Company’s common stock and on parity with the Company’s 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.75% Series D Cumulative Redeemable Preferred Stock and 7.50% Series E Cumulative Redeemable Preferred Stock with respect to the payment of dividends and the distribution of assets upon the voluntary or involuntary liquidation, dissolution or winding up of the Company. Under certain circumstances upon a change of control, the preferred stock is convertible into shares of the Company’s common stock. The preferred stock will not be redeemable before July 27, 2027, except under certain limited circumstances. On or after July 27, 2027, the Company may, at its option, redeem, in whole or in part, at any time or from time to time, the preferred stock at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon (whether or not authorized or declared) up to, but excluding, the redemption date. The net proceeds from the offering were approximately $278.1 million, after deducting underwriting discounts and estimated offering expenses payable by the Company.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

On November 27, 2017, the Company issued 11,000,000 shares of 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, in a public offering at a price of $25.00 per share. On December 1, 2017, an additional 800,000 shares were sold by the Company to the underwriters of the offering pursuant to an overallotment option. Holders of the preferred stock are entitled to receive, when and as declared, a dividend at a fixed rate of 7.25% per annum of the $25.00 liquidation preference. On and after January 27, 2025, dividends will accumulate and be payable at a floating rate of three-month LIBOR plus a spread of 5.011% per annum of the $25.00 liquidation preference. The preferred stock ranks senior to the Company’s common stock and on parity with the Company’s 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.75% Series D Cumulative Redeemable Preferred Stock and 7.50% Series E Cumulative Redeemable Preferred Stock with respect to the payment of dividends and the distribution of assets upon the voluntary or involuntary liquidation, dissolution or winding up of the Company. Under certain circumstances upon a change of control, the preferred stock is convertible into shares of the Company’s common stock. The preferred stock will not be redeemable before January 27, 2025, except under certain limited circumstances. On or after January 27, 2025, the Company may, at its option, redeem, in whole or in part, at any time or from time to time, the preferred stock at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon (whether or not authorized or declared) up to, but excluding, the redemption date. The net proceeds from the offering were approximately $285.6 million, after deducting underwriting discounts and estimated offering expenses payable by the Company.
On July 31, 2018, upon the closing of the merger with CYS, the Company issued 3,000,000 shares of newly classified 7.75% Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share, and 8,000,000 shares of newly classified 7.50% Series E Cumulative Redeemable Preferred Stock, par value $0.01 per share, in exchange for all shares of CYS’s Series A and Series B cumulative redeemable preferred stock outstanding prior to the effective time of the merger. Pursuant to the terms of the merger agreement with CYS, the terms of the Company’s Series D and Series E Cumulative Redeemable Preferred Stock are substantially similar to the terms of CYS’s Series A and Series B Cumulative Redeemable Preferred Stock.
Holders of the 7.75% Series D Cumulative Redeemable Preferred Stock are entitled to receive, when and as declared, a dividend at a fixed rate of 7.75% per annum of the $25.00 liquidation preference. The preferred stock ranks senior to the Company’s common stock and on parity with the Company’s 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.50% Series E Cumulative Redeemable Preferred Stock with respect to the payment of dividends and the distribution of assets upon the voluntary or involuntary liquidation, dissolution or winding up of the Company. Under certain circumstances upon a change of control, the preferred stock is convertible into shares of the Company’s common stock. The Company may, at its option, redeem, in whole or in part, at any time or from time to time, the preferred stock at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon (whether or not authorized or declared) up to, but excluding, the redemption date.
Holders of the 7.50% Series E Cumulative Redeemable Preferred Stock are entitled to receive, when and as declared, a dividend at a fixed rate of 7.50% per annum of the $25.00 liquidation preference. The preferred stock ranks senior to the Company’s common stock and on parity with the Company’s 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.75% Series D Cumulative Redeemable Preferred Stock with respect to the payment of dividends and the distribution of assets upon the voluntary or involuntary liquidation, dissolution or winding up of the Company. Under certain circumstances upon a change of control, the preferred stock is convertible into shares of the Company’s common stock. The Company may, at its option, redeem, in whole or in part, at any time or from time to time, the preferred stock at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon (whether or not authorized or declared) up to, but excluding, the redemption date.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Distributions to Preferred Stockholders
The following table presents cash dividends declared by the Company on its preferred stock since their issuances:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Preferred Share
Series A Preferred Stock:
September 20, 2018	October 12, 2018	October 29, 2018	$0.507810
June 19, 2018	July 12, 2018	July 27, 2018	$0.507810
March 20, 2018	April 12, 2018	April 27, 2018	$0.507810
December 14, 2017	January 12, 2018	January 29, 2018	$0.507810
September 14, 2017	October 12, 2017	October 27, 2017	$0.507810
June 15, 2017	July 12, 2017	July 27, 2017	$0.750430
Series B Preferred Stock:
September 20, 2018	October 12, 2018	October 29, 2018	$0.476560
June 19, 2018	July 12, 2018	July 27, 2018	$0.476560
March 20, 2018	April 12, 2018	April 27, 2018	$0.476560
December 14, 2017	January 12, 2018	January 29, 2018	$0.476560
September 14, 2017	October 12, 2017	October 27, 2017	$0.518920
Series C Preferred Stock:
September 20, 2018	October 12, 2018	October 29, 2018	$0.453130
June 19, 2018	July 12, 2018	July 27, 2018	$0.453130
March 20, 2018	April 12, 2018	April 27, 2018	$0.453130
December 14, 2017	January 12, 2018	January 29, 2018	$0.302080
Series D Preferred Stock:
September 20, 2018	October 1, 2018	October 15, 2018	$0.484375
Series E Preferred Stock:
September 20, 2018	October 1, 2018	October 15, 2018	$0.468750

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
Issuance of Common Stock in Connection with Acquisition of CYS Investments, Inc.
On July 31, 2018, in exchange for all of the shares of CYS common stock outstanding immediately prior to the effective time of the merger, the Company issued approximately 72.6 million new shares of common stock, as well as aggregate cash consideration of $15.0 million, to CYS common stockholders.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2018, the Company had 248,078,170 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the nine months ended September 30, 2018 and 2017:

Number of common shares
Common shares outstanding, December 31, 2016	173,826,163
Issuance of common stock	19,688
Issuance of restricted stock (1)	643,505
Common shares outstanding, September 30, 2017	174,489,356

Common shares outstanding, December 31, 2017	174,496,587
Issuance of common stock	72,608,932
Issuance of restricted stock (1)	972,651
Common shares outstanding, September 30, 2018	248,078,170
____________________

(1)
Represents shares of restricted stock granted under the Second Restated 2009 Equity Incentive Plan, net of forfeitures, of which 1,593,701 restricted shares remained subject to vesting requirements at September 30, 2018.

Distributions to Common Stockholders
The following table presents cash dividends declared by the Company on its common stock from December 31, 2016 through September 30, 2018:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share
September 20, 2018	October 1, 2018	October 29, 2018	$0.311630
July 13, 2018	July 25, 2018	July 30, 2018	$0.158370
June 19, 2018	June 29, 2018	July 27, 2018	$0.470000
March 20, 2018	April 2, 2018	April 27, 2018	$0.470000
December 14, 2017	December 26, 2017	December 29, 2017	$0.470000
September 14, 2017	September 29, 2017	October 27, 2017	$0.520000
June 15, 2017	June 30, 2017	July 27, 2017	$0.520000
March 14, 2017	March 31, 2017	April 27, 2017	$0.500000

On September 14, 2017, the Company’s board of directors declared a special dividend pursuant to which the 33.1 million shares of Granite Point common stock acquired by the Company in exchange for the contribution of its equity interests in TH Commercial Holdings LLC to Granite Point on June 28, 2017 would be distributed, on a pro rata basis, to the holders of Two Harbors common stock outstanding at the close of business on October 20, 2017. The Granite Point common stock was distributed on November 1, 2017. Due to its controlling ownership interest in Granite Point through November 1, 2017, the Company consolidated Granite Point on its financial statements. Effective November 1, 2017 (the date the 33.1 million shares of Granite Point common stock were distributed to the Company’s common stockholders), the Company no longer had a controlling interest in Granite Point and, therefore, deconsolidated Granite Point and its subsidiaries from its financial statements and reclassified all of Granite Point’s prior period assets, liabilities and results of operations to discontinued operations.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 3,750,000 shares of the Company’s common stock. As of September 30, 2018, 220,301 shares have been issued under the plan for total proceeds of approximately $4.3 million, of which 8,692 and 21,160 shares were issued for total proceeds of $0.1 million and $0.3 million during the three and nine months ended September 30, 2018, respectively. During the three and nine months ended September 30, 2017, 6,469 and 19,688 shares were issued for total proceeds of $0.1 million and $0.4 million, respectively.
Share Repurchase Program
The Company’s share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of September 30, 2018, a total of 12,067,500 shares had been repurchased by the Company under the program for an aggregate cost of $200.4 million. No shares were repurchased during the three and nine months ended September 30, 2018 and 2017.
At-the-Market Offering
The Company has entered into an equity distribution agreement under which the Company may sell up to an aggregate of 10,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of September 30, 2018, 3,792,935 shares of common stock have been sold under the equity distribution agreement for total accumulated net proceeds of approximately $77.6 million. No shares were sold during the three and nine months ended September 30, 2018 and 2017.
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income at September 30, 2018 and December 31, 2017 was as follows:

(in thousands)	September 30, 2018	December 31, 2017
Available-for-sale securities
Unrealized gains	$522,365	$475,694
Unrealized losses	(677,094)	(140,881)
Accumulated other comprehensive (loss) income	$(154,729)	$334,813

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Reclassifications out of Accumulated Other Comprehensive (Loss) Income
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive income to net income upon the recognition of any other-than-temporary impairments and realized gains and losses on sales, net of income tax effects, as individual securities are impaired or sold. The following table summarizes reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2018 and 2017:

	Affected Line Item in the Condensed Consolidated Statements of Comprehensive (Loss) Income	Amount Reclassified out of Accumulated Other Comprehensive (Loss) Income
		Three Months Ended		Nine Months Ended
(in thousands)		September 30,		September 30,
		2018	2017	2018	2017
Other-than-temporary impairments on AFS securities	Total other-than-temporary impairment losses	$95	$—	$363	$429
Realized losses (gains) on sales of certain AFS securities, net of tax	(Loss) gain on investment securities	30,368	4,220	52,654	7,386
Total		$30,463	$4,220	$53,017	$7,815

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
Due to its controlling ownership interest in Granite Point through November 1, 2017 (the date the 33.1 million shares of Granite Point common stock were distributed to the Company’s common stockholders), the Company consolidated Granite Point on its financial statements and reflected noncontrolling interest for the portion of equity and comprehensive income not attributable to the Company. During the period from June 28, 2017 through November 1, 2017, in accordance with ASC 810, Consolidation, the carrying amount of noncontrolling interest was adjusted to reflect (i) changes in its ownership interest in Granite Point as a result of purchases of Granite Point common stock and (ii) the portion of comprehensive income and dividends declared by Granite Point that are not attributable to the Company, with the offset to equity. Effective November 1, 2017, the Company no longer had a controlling interest in Granite Point and, therefore, deconsolidated Granite Point and its subsidiaries, including any noncontrolling interest, from its financial statements and reclassified all of Granite Point’s prior period assets, liabilities and results of operations to discontinued operations.

Note 19. Equity Incentive Plan
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
All per share amounts, common shares outstanding and restricted shares for all periods presented reflect the Company’s one-for-two reverse stock split effected on November 1, 2017 (refer to Note 18 - Stockholders’ Equity for additional information).
During the nine months ended September 30, 2018 and 2017, the Company granted 55,553 and 34,559 shares of common stock, respectively, to its independent directors pursuant to the Plan. The estimated fair value of these awards was $15.48 and $19.82 per share on grant date, based on the adjusted closing price of the Company’s common stock on the NYSE on such date. The grants vested immediately.
Additionally, during the nine months ended September 30, 2018 and 2017, the Company granted 941,371 and 637,286 shares of restricted common stock, respectively, to key employees of PRCM Advisers pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $15.12 and $17.48 per share on grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.
The following table summarizes the activity related to restricted common stock for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018		2017
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	1,284,010	$17.15	1,319,712	$17.10
Granted	996,924	14.96	671,845	17.60
Vested	(673,118)	(17.12)	(645,325)	(17.90)
Forfeited	(14,115)	(15.59)	(22,789)	(17.90)
Outstanding at End of Period	1,593,701	$15.81	1,323,443	$16.95

For the three and nine months ended September 30, 2018, the Company recognized compensation related to restricted common stock granted pursuant to the Plan of $3.4 million and $9.8 million, respectively. For the three and nine months ended September 30, 2017, the Company recognized compensation related to restricted common stock granted pursuant to the Plan of $3.5 million and $11.7 million, respectively.

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
For the three and nine months ended September 30, 2018 and 2017, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C-corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
During the three and nine months ended September 30, 2018, the Company’s TRSs recognized a provision for income taxes of $37.4 million and $35.1 million, respectively, which was primarily due to realized gains on sales of AFS securities and gains recognized on MSR held in the TRSs as well as the write-down of net deferred tax assets resulting from the deemed liquidation of one of the Company’s TRSs due to its TRS election revocation, offset by net losses incurred on derivative instruments held in the TRSs. During the three and nine months ended September 30, 2017, the Company’s TRSs recognized a benefit from income taxes of $5.3 million and $21.1 million, respectively, which was primarily due to realized losses on sales of AFS securities and net losses incurred on derivative instruments held in the TRSs. As of September 30, 2018 and December 31, 2017, a $2.4 million and a $2.7 million valuation allowance was recorded, respectively, because the Company determined that it is more likely than not that the associated deferred tax asset will not be realized.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 21. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017. All per share amounts, common shares outstanding and restricted shares for all periods presented reflect the Company’s one-for-two reverse stock split effected on November 1, 2017 (refer to Note 18 - Stockholders’ Equity for additional information).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2018	2017	2018	2017
Numerator:
Net income from continuing operations	$35,946	$93,220	$510,245	$146,212
Income from discontinued operations, net of tax	—	11,518	—	39,169
Net income	35,946	104,738	510,245	185,381
Income from discontinued operations attributable to noncontrolling interest	—	2,674	—	2,714
Net income attributable to Two Harbors Investment Corp.	35,946	102,064	510,245	182,667
Dividends on preferred stock	18,951	8,888	46,445	13,173
Net income attributable to common stockholders - basic	16,995	93,176	463,800	169,494
Interest expense attributable to convertible notes (1)	—	4,727	14,151	—
Net income attributable to common stockholders - diluted	$16,995	$97,903	$477,951	$169,494
Denominator:
Weighted average common shares outstanding	222,805,735	173,162,988	190,229,850	173,022,717
Weighted average restricted stock shares	1,593,701	1,325,308	1,616,362	1,392,515
Basic weighted average shares outstanding	224,399,436	174,488,296	191,846,212	174,415,232
Effect of dilutive shares issued in an assumed conversion	—	14,419,060	17,760,934	—
Diluted weighted average shares outstanding	224,399,436	188,907,356	209,607,146	174,415,232
Basic Earnings Per Share:
Continuing operations	$0.08	$0.48	$2.42	$0.76
Discontinued operations	—	0.05	—	0.21
Net income	$0.08	$0.53	$2.42	$0.97
Diluted Earnings Per Share:
Continuing operations	$0.08	$0.47	$2.28	$0.76
Discontinued operations	—	0.05	—	0.21
Net income	$0.08	$0.52	$2.28	$0.97

___________________

(1)	Includes a nondiscretionary adjustment for the assumed change in the management fee calculation.

For the three months ended September 30, 2018, excluded from the calculation of diluted earnings per share is the effect of adding back $4.8 million of interest expense, net of a nondiscretionary adjustment for the assumed change in the management fee calculation, and 17,847,425 weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.
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
In accordance with the Management Agreement between the Company and PRCM Advisers dated as of October 28, 2009 and subsequently amended, the Company incurred $12.4 million and $35.6 million as a management fee to PRCM Advisers for the three and nine months ended September 30, 2018, respectively, and $10.1 million and $29.8 million as a management fee to PRCM Advisers for the three and nine months ended September 30, 2017, respectively, which represents approximately 1.5% of stockholders’ equity on an annualized basis as defined by the Management Agreement. For purposes of calculating the management fee, stockholders’ equity is adjusted as discussed below, and to exclude the consolidated stockholders’ equity of Granite Point and its subsidiaries previously included in the Company’s condensed consolidated balance sheet and any common stock repurchases, as well as any unrealized gains, losses or other items that do not affect realized net income, among other adjustments, in accordance with the Management Agreement.
In connection with the acquisition of CYS, the Management Agreement was amended to (i) reduce PRCM Advisers’ base management fee with respect to the additional equity under management resulting from the merger to 0.75% from the effective time through the first anniversary of the effective time and (ii) for the fiscal quarter in which closing of the merger occurs, to make a one-time downward adjustment of Pine River’s management fees payable by Two Harbors for such quarter by $15.0 million to offset the cash consideration payable to stockholders of CYS, plus an additional downward adjustment of up to $3.3 million for certain transaction-related expenses. For both the three and nine months ended September 30, 2018, the total downward adjustment to management fees was $17.5 million. The Company does not anticipate any further downward adjustments to management fees for transaction-related expenses.
In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $5.3 million and $16.1 million for the three and nine months ended September 30, 2018, respectively, and $4.8 million and $13.1 million for the three and nine months ended September 30, 2017, respectively.
The Company has direct relationships with the majority of its third-party vendors. The Company will continue to have certain costs allocated to it by PRCM Advisers for compensation, data services, technology and certain office lease payments, but most direct expenses with third-party vendors are paid directly by the Company.
The Company recognized $3.4 million and $9.8 million of compensation during the three and nine months ended September 30, 2018, respectively, and $3.5 million and $11.7 million of compensation during the three and nine months ended September 30, 2017, respectively, related to restricted common stock issued to employees of PRCM Advisers and the Company’s independent directors pursuant to the Plan.
During the year ended December 31, 2017, the Company purchased 1,658,008 shares of Granite Point common stock in the open market for a cost of $30.0 million. These equity securities were carried at fair value and reported in other assets on the condensed consolidated balance sheets. As of December 31, 2017, the carrying value of the equity securities was $29.4 million, which included $0.6 million in unrealized losses. During the three months ended September 30, 2018, the Company sold all of the Granite Point common stock it held for $31.2 million, resulting in a realized gain of $1.2 million for both the three and nine months ended September 30, 2018.

Note 23. Subsequent Events
Events subsequent to September 30, 2018, were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these condensed consolidated financial statements.

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
On June 28, 2017, we completed the contribution of our portfolio of commercial real estate assets to Granite Point Mortgage Trust Inc., or Granite Point, a newly formed Maryland corporation intended to qualify as a REIT and focused on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. We contributed our equity interests in our wholly owned subsidiary, TH Commercial Holdings LLC, to Granite Point and, in exchange for our contribution, received approximately 33.1 million shares of common stock of Granite Point, representing approximately 76.5% of the outstanding stock of Granite Point upon completion of the initial public offering, or IPO, of its common stock on June 28, 2017.

On November 1, 2017, we distributed, on a pro rata basis, the 33.1 million shares of Granite Point common stock that we acquired in connection with the contribution to the holders of our common stock outstanding as of the close of business on October 20, 2017. Due to our controlling ownership interest in Granite Point through November 1, 2017, our results of operations and financial condition through such date reflect Granite Point’s commercial strategy. As of November 1, 2017, we no longer had a controlling interest in Granite Point and, therefore, deconsolidated Granite Point and its subsidiaries from our financial statements and reclassified all of Granite Point’s prior period assets, liabilities and results of operations to discontinued operations.
On April 26, 2018, we announced that we had entered into a definitive merger agreement pursuant to which we would acquire CYS Investments, Inc., or CYS, a Maryland corporation investing in primarily Agency RMBS and treated as a REIT for U.S. federal income tax purposes. The transaction was approved by the stockholders of both Two Harbors and CYS on July 27, 2018, and the merger was completed on July 31, 2018, at which time CYS became our wholly owned subsidiary. In exchange for all of the shares of CYS common stock outstanding immediately prior to the effective time of the merger, we issued approximately 72.6 million new shares of common stock, as well as aggregate cash consideration of $15.0 million, to CYS common stockholders. In addition, we issued 3 million shares of newly classified Series D cumulative redeemable preferred stock and 8 million shares of newly classified Series E cumulative redeemable preferred stock in exchange for all shares of CYS’s Series A and Series B cumulative redeemable preferred stock outstanding prior to the effective time of the merger. The financial results of CYS since the closing date of the acquisition have been included in our condensed consolidated financial statements.
We believe our investment model allows management to allocate capital across various sectors within the mortgage market, with a focus on asset selection and the implementation of a relative value investment approach. Our capital allocation decisions factor in the opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, capital allocation reflects management’s flexible approach to investing in the marketplace. The following table provides our capital allocation in each of our investment strategies as of September 30, 2018 and the four immediately preceding period ends:

	As of
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Rates strategy	76%	68%	69%	68%	55%
Credit strategy	24%	32%	31%	32%	29%
Commercial strategy (1)	—%	—%	—%	—%	16%
____________________

(1)	Represents capital allocated to our controlling interest in Granite Point’s commercial strategy, included in discontinued operations.

As our capital allocation shifts, our annualized yields and cost of financing shift. Our capital allocation at September 30, 2018 was 76% to our rates strategy and 24% to our credit strategy. The increased allocation to our rates strategy during the quarter was driven by the acquisition of CYS’s Agency portfolio. We expect to continue to reallocate capital from Agency RMBS into MSR and non-Agency securities in the fourth quarter and into 2019, though we do not have a fixed allocation target between our rates and credit strategies. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts (e.g., uncertainty of prepayment speeds, extension risk and credit events).

For the three months ended September 30, 2018, our net yield realized on the portfolio was lower than recent periods due to an increase in our cost of financing as a result of increases in LIBOR and correlated borrowing rates offered by counterparties. Our average annualized portfolio yield for the three months ended September 30, 2018 was lower than the prior quarter due to the addition of Agency pools at yields lower than our overall portfolio yield as a result of the acquisition of CYS, but relatively consistent with the three quarters prior. The following table provides the average annualized yield on our assets, including Agency RMBS, non-Agency securities, MSR, residential mortgage loans held-for-investment, net of collateralized borrowings, in securitization trusts, and residential mortgage loans held-for-sale for the three months ended September 30, 2018, and the four immediately preceding quarters:

	Three Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Average annualized portfolio yield (1)	3.76%	3.91%	3.77%	3.69%	3.66%
Cost of financing (2)	2.28%	1.98%	1.84%	1.72%	1.68%
Net portfolio yield	1.48%	1.93%	1.93%	1.97%	1.98%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap and cap interest rate spread.

We seek to deploy moderate leverage as part of our investment strategy. We generally finance our Agency RMBS and non-Agency securities through short- and long-term borrowings structured as repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. We also finance our MSR through repurchase agreements and revolving credit facilities. In addition, in January 2017, we closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022. The notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of our common stock. The notes will mature in January 2022, unless earlier converted or repurchased in accordance with their terms. We do not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses. The majority of these proceeds were used to help fund our MSR assets, which previously had largely been funded with cash. As of September 30, 2018, the notes had a conversion rate of 62.0780 shares of common stock per $1,000 principal amount of the notes.
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

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our condensed consolidated balance sheets and statements of comprehensive (loss) income are significantly affected by fluctuations in market prices. At September 30, 2018, approximately 88.9% of our total assets, or $28.0 billion, consisted of financial instruments recorded at fair value. See Note 13 - Fair Value to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. Although markets for asset-backed securities, including RMBS, have modestly stabilized since the severe dislocations experienced as a result of the 2008 Financial Crisis, these markets continue to experience volatility and, as a result, our assets and liabilities will be subject to valuation adjustment as well as changes in the inputs we use to measure fair value.
Any temporary change in the fair value of our available-for-sale, or AFS, securities, excluding Agency interest-only mortgage-backed securities, is recorded as a component of accumulated other comprehensive (loss) income and does not impact our earnings. Our reported earnings for U.S. GAAP purposes, or GAAP net income, is affected, however, by fluctuations in market prices on the remainder of our financial assets and liabilities recorded at fair value, including interest rate swap, cap and swaption agreements and certain other derivative instruments (i.e., TBAs, put and call options for TBAs, Markit IOS total return swaps and inverse interest-only securities), which are accounted for as derivative trading instruments under U.S. GAAP, Agency interest-only mortgage-backed securities, MSR, residential mortgage loans held-for-sale and equity securities.

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
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. The Company classified 5.5% of its total assets as Level 3 fair value assets at September 30, 2018.

Market Conditions and Outlook
The key macroeconomic factors that impact our business are U.S. residential property prices, national employment rates and the interest rate environment. Home prices increased modestly during the third quarter of 2018 and are expected to gradually appreciate over the next several years, albeit at a slower rate. Employment market conditions remain solid as jobless claims, unemployment and payroll data continue to show improvement at this stage of the business cycle, although new job creation has yet to generate excessive wage growth. Other than LTV ratios and cash reserves, we believe employment is the most powerful determinant of homeowners’ ongoing likelihood to pay their mortgages. Home price performance and employment are particularly important to our non-Agency portfolio.
The Federal Reserve has continued to modestly raise the federal funds target rate, noting a roughly balanced outlook. At the same time, due in part to the absence of meaningful inflation, longer term rates in the U.S. have not been increasing as quickly as short term rates, thus leading to a flattening of the interest rate curve. The Trump administration continues to focus on several issues that could impact interest rates, the U.S. economy and U.S. businesses, including deregulation, trade and taxes. While there is much uncertainty regarding the timing and specifics of many policy changes, any such actions could affect our business. While interest rates have increased, they are still at historically low levels, and the Federal Reserve has reiterated it will take a measured and conservative approach to future interest rate decisions. While the Federal Reserve has begun to reduce its mortgage-backed securities holdings in the near term, the plan continues to focus on a gradual and predictable approach which reduces reinvestment of principal and interest.
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
The following table provides the carrying value of our securities portfolio by product type:

(dollars in thousands)	September 30, 2018		December 31, 2017
Agency
Fixed Rate	$22,099,352	85.0%	$18,215,505	85.5%
Hybrid ARM	19,594	0.1%	23,220	0.1%
Total Agency	22,118,946	85.1%	18,238,725	85.6%
Agency Derivatives	67,040	0.2%	90,975	0.4%
Non-Agency
Senior	2,771,651	10.7%	1,956,145	9.2%
Mezzanine	976,150	3.7%	960,865	4.5%
Interest-only securities	72,169	0.3%	65,084	0.3%
Total Non-Agency	3,819,970	14.7%	2,982,094	14.0%
Total	$26,005,956		$21,311,794

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
The following table provides the three-month weighted average constant prepayment rate, or CPR, on our Agency RMBS for the three months ended September 30, 2018, and the four immediately preceding quarters:

	Three Months Ended
Agency RMBS	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Weighted Average CPR	8.1%	9.2%	7.0%	7.6%	8.0%

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
The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	September 30, 2018
(dollars in thousands)	Principal/ Current Face	Carrying Value	% of Agency Portfolio	% Prepayment Protected	Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
3.0-3.5%	$4,163,798	$4,108,203	18.5%	72.1%	3.5%	$4,269,987	21
4.0-4.5%	16,558,938	16,954,572	76.4%	84.4%	4.2%	17,445,235	21
≥ 5%	531,375	569,693	2.6%	100.0%	5.3%	569,336	58
	21,254,111	21,632,468	97.5%	82.5%	4.1%	22,284,558	22
15-Year & Other Fixed	293,912	283,319	1.3%	0.3%	4.7%	289,530	146
Hybrid ARM	18,453	19,594	0.1%	—%	5.2%	19,416	175
Interest-only	3,228,729	183,565	0.8%	—%	2.0%	218,997	90
Agency Derivatives	498,826	67,040	0.3%	—%	4.3%	73,098	170
Total Agency RMBS	$25,294,031	$22,185,986	100.0%	80.4%		$22,885,599

	December 31, 2017
(dollars in thousands)	Principal/ Current Face	Carrying Value	% of Agency Portfolio	% Prepayment Protected	Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
3.0-3.5%	$4,370,847	$4,509,743	24.6%	95.9%	3.5%	$4,569,946	13
4.0-4.5%	11,990,911	12,764,960	69.7%	99.1%	4.2%	12,812,335	17
≥ 5%	453,054	500,880	2.7%	100.0%	5.4%	489,312	90
	16,814,812	17,775,583	97.0%	98.3%	4.1%	17,871,593	18
15-Year & Other Fixed	245,383	244,834	1.3%	0.6%	4.9%	242,033	153
Hybrid ARM	21,654	23,220	0.1%	—%	5.0%	22,831	166
Interest-only	2,941,772	195,088	1.1%	—%	2.2%	223,289	77
Agency Derivatives	588,246	90,975	0.5%	—%	4.9%	86,734	163
Total Agency RMBS	$20,611,867	$18,329,700	100.0%	95.4%		$18,446,480

Our non-Agency securities yields are expected to increase if prepayment rates on such assets exceed our prepayment assumptions. To the extent that prepayment speeds increase due to macroeconomic factors, we expect to benefit from the ability to recognize the income from the heavily discounted prices that principally arose from credit or payment default expectations.

The following tables provide net unamortized discount/premium information on our non-Agency securities portfolio:

	September 30, 2018
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost
Principal and interest securities
Senior	$3,911,771	$5,473	$(458,063)	$(1,073,946)	$2,385,235
Mezzanine	1,165,104	1,093	(226,551)	(120,803)	818,843
Total P&I securities	5,076,875	6,566	(684,614)	(1,194,749)	3,204,078
Interest-only	5,196,493	70,511	—	—	70,511
Total Non-Agency	$10,273,368	$77,077	$(684,614)	$(1,194,749)	$3,274,589

	December 31, 2017
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost
Principal and interest securities
Senior	$2,552,972	$2,435	$(424,580)	$(534,160)	$1,596,667
Mezzanine	1,205,162	322	(251,453)	(119,453)	834,578
Total P&I securities	3,758,134	2,757	(676,033)	(653,613)	2,431,245
Interest-only	5,614,925	65,667	—	—	65,667
Total Non-Agency	$9,373,059	$68,424	$(676,033)	$(653,613)	$2,496,912

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
As of September 30, 2018, we had entered into repurchase agreements with 46 counterparties, 35 of which had outstanding balances at September 30, 2018. In addition, we held short- and long-term secured advances from the FHLB, short- and long-term borrowings under revolving credit facilities and long-term unsecured convertible senior notes. As of September 30, 2018, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 5.4:1.0.

As of September 30, 2018, we held $422.9 million in cash and cash equivalents, approximately $313.8 million of unpledged Agency securities and derivatives and $1.1 billion of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $1.0 billion. As of September 30, 2018, we held approximately $442.3 million of unpledged MSR and had an overall estimated unused borrowing capacity on MSR financing facilities of $260.0 million. We also held approximately $27.5 million of unpledged residential mortgage loans held-for-sale, for which we had no unused borrowing capacity. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided or the inability to meet lenders’ eligibility requirements for specific types of asset classes. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than if we carried higher leverage.
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
Our GAAP net income attributable to common stockholders was $17.0 million and $463.8 million ($0.08 and $2.28 per diluted weighted average share) for the three and nine months ended September 30, 2018, as compared to GAAP net income attributable to common stockholders of $93.2 million and $169.5 million ($0.52 and $0.97 per diluted weighted average share) for the three and nine months ended September 30, 2017.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding Agency interest-only securities, do not impact our GAAP net income or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive (loss) income.” As a result of this fair value accounting through stockholders’ equity, we expect our net income to have less significant fluctuations and result in less U.S. GAAP to taxable income timing differences, than if the portfolio were accounted for as trading instruments. For the three and nine months ended September 30, 2018, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $119.8 million and $499.5 million, respectively. This, combined with GAAP net income attributable to common stockholders of $17.0 million and $463.8 million, resulted in comprehensive loss attributable to common stockholders of $102.8 million and $35.7 million for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2017, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $68.4 million and $223.8 million, respectively. This, combined with GAAP net income attributable to common stockholders of $93.2 million and $169.5 million, resulted in comprehensive income attributable to common stockholders of $161.6 million and $393.3 million for the three and nine months ended September 30, 2017, respectively.
Our book value per common share for U.S. GAAP purposes was $14.81 at September 30, 2018, a decrease from $16.31 book value per common share at December 31, 2017. During this nine month period, we declared common dividends of $270.0 million and recognized comprehensive loss attributable to common stockholders of $35.7 million, which drove the overall decrease in book value.

The following tables present the components of our comprehensive (loss) income for the three and nine months ended September 30, 2018 and 2017:

(in thousands, except share data)	Three Months Ended		Nine Months Ended
Income Statement Data:	September 30,		September 30,
	2018	2017	2018	2017
Interest income:	(unaudited)
Available-for-sale securities	$230,607	$163,904	$604,790	$449,141
Residential mortgage loans held-for-investment in securitization trusts	—	29,865	—	92,319
Residential mortgage loans held-for-sale	332	479	988	1,380
Other	5,759	1,841	12,299	7,144
Total interest income	236,698	196,089	618,077	549,984
Interest expense:
Repurchase agreements	138,343	59,694	322,735	135,756
Collateralized borrowings in securitization trusts	—	23,970	—	74,199
Federal Home Loan Bank advances	5,301	10,317	14,655	30,554
Revolving credit facilities	3,973	701	5,776	1,727
Convertible senior notes	4,779	4,745	14,204	13,157
Total interest expense	152,396	99,427	357,370	255,393
Net interest income	84,302	96,662	260,707	294,591
Other-than-temporary impairment losses	(95)	—	(363)	(429)
Other income (loss):
(Loss) gain on investment securities	(42,996)	5,618	(95,549)	(15,485)
Servicing income	89,618	57,387	238,473	148,468
Gain (loss) on servicing asset	20,591	(29,245)	102,251	(90,440)
Gain (loss) on interest rate swap, cap and swaption agreements	75,857	(207)	255,535	(66,990)
Loss on other derivative instruments	(31,463)	(18,924)	(15,735)	(66,328)
Other income	907	8,431	2,695	21,053
Total other income (loss)	112,514	23,060	487,670	(69,722)
Expenses:
Management fees	(5,041)	10,146	18,120	29,801
Servicing expenses	16,433	8,560	42,526	25,154
Other operating expenses	17,033	13,138	47,040	44,373
Acquisition transaction costs	86,703	—	86,703	—
Restructuring charges	8,238	—	8,238	—
Total expenses	123,366	31,844	202,627	99,328
Income from continuing operations before income taxes	73,355	87,878	545,387	125,112
Provision for (benefit from) income taxes	37,409	(5,342)	35,142	(21,100)
Net income from continuing operations	35,946	93,220	510,245	146,212
Income from discontinued operations, net of tax	—	11,518	—	39,169
Net income	35,946	104,738	510,245	185,381
Income from discontinued operations attributable to noncontrolling interest	—	2,674	—	2,714
Net income attributable to Two Harbors Investment Corp.	35,946	102,064	510,245	182,667
Dividends on preferred stock	18,951	8,888	46,445	13,173
Net income attributable to common stockholders	$16,995	$93,176	$463,800	$169,494

(in thousands)	Three Months Ended		Nine Months Ended
Income Statement Data:	September 30,		September 30,
	2018	2017	2018	2017
Basic earnings per weighted average share:	(unaudited)
Continuing operations	$0.08	$0.48	$2.42	$0.76
Discontinued operations	—	0.05	—	0.21
Net income	$0.08	$0.53	$2.42	$0.97
Diluted earnings per weighted average share:
Continuing operations	$0.08	$0.47	$2.28	$0.76
Discontinued operations	—	0.05	—	0.21
Net income	$0.08	$0.52	$2.28	$0.97
Dividends declared per common share	$0.47	$0.52	$1.41	$1.54
Weighted average number of shares of common stock:
Basic	224,399,436	174,488,296	191,846,212	174,415,232
Diluted	224,399,436	188,907,356	209,607,146	174,415,232
Comprehensive (loss) income:
Net income	$35,946	$104,738	$510,245	$185,381
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(119,796)	68,433	(499,460)	223,823
Other comprehensive (loss) income	(119,796)	68,433	(499,460)	223,823
Comprehensive (loss) income	(83,850)	173,171	10,785	409,204
Comprehensive income attributable to noncontrolling interest	—	2,682	—	2,724
Comprehensive (loss) income attributable to Two Harbors Investment Corp.	(83,850)	170,489	10,785	406,480
Dividends on preferred stock	18,951	8,888	46,445	13,173
Comprehensive (loss) income attributable to common stockholders	$(102,801)	$161,601	$(35,660)	$393,307

(in thousands)	September 30, 2018	December 31, 2017
Balance Sheet Data:
	(unaudited)
Available-for-sale securities	$25,938,916	$21,220,819
Mortgage servicing rights	$1,664,024	$1,086,717
Total assets	$31,530,079	$24,789,313
Repurchase agreements	$23,806,631	$19,451,207
Federal Home Loan Bank advances	$865,024	$1,215,024
Total stockholders’ equity	$4,675,982	$3,571,424

Results of Operations
The following analysis focuses on financial results during the three and nine months ended September 30, 2018 and 2017.
Interest Income
Interest income increased from $196.1 million and $550.0 million for the three and nine months ended September 30, 2017, respectively, to $236.7 million and $618.1 million for the same periods in 2018 due to the growth of our AFS securities portfolio as a result of the acquisition of CYS, offset by sales of retained interests from our on-balance sheet securitizations resulting in the deconsolidation of all securitization trusts in the fourth quarter of 2017.

Interest Expense
Interest expense increased from $99.4 million and $255.4 million for the three and nine months ended September 30, 2017, respectively, to $152.4 million and $357.4 million for the same periods in 2018 due to increased financing on AFS securities as a result of the acquisition of CYS and on MSR due to portfolio growth, an increase in the proportion of total borrowings financed through repurchase agreements (relative to FHLB advances) and increases in the borrowing rates offered by counterparties, offset by sales of retained interests from our on-balance sheet securitizations resulting in the deconsolidation of all securitization trusts in the fourth quarter of 2017.
Net Interest Income
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by liability and/or collateral type, and net interest income and average annualized net interest rate spread for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Agency available-for-sale securities	$22,443,273	$174,459	3.1%	$19,278,634	$443,584	3.1%
Non-Agency available-for-sale securities	3,027,030	56,148	7.4%	2,764,818	161,206	7.8%
Residential mortgage loans held-for-sale	29,249	332	4.5%	30,686	988	4.3%
Other		5,759			12,299
Total interest income/net asset yield	$25,499,552	$236,698	3.7%	$22,074,138	$618,077	3.7%
Interest-bearing liabilities
Repurchase agreements, FHLB advances, revolving credit facilities and borrowings in securitization trusts collateralized by:
Agency available-for-sale securities	$20,793,417	$119,197	2.3%	$18,206,059	$271,772	2.0%
Non-Agency available-for-sale securities	2,282,735	20,803	3.6%	2,181,769	55,970	3.4%
Agency derivatives (3)	53,834	427	3.2%	59,185	1,246	2.8%
Mortgage servicing rights (4)	508,550	7,190	5.7%	349,664	14,178	5.4%
Other unassignable
Convertible senior notes	283,453	4,779	6.7%	283,211	14,204	6.7%
Total interest expense/cost of funds	$23,921,989	152,396	2.5%	$21,079,888	357,370	2.3%
Net interest income/spread (5)		$84,302	1.2%		$260,707	1.4%

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Agency available-for-sale securities	$16,470,462	$122,130	3.0%	$14,805,036	$333,288	3.0%
Non-Agency available-for-sale securities	2,051,084	41,774	8.1%	1,827,069	115,852	8.5%
Residential mortgage loans held-for-investment in securitization trusts	3,068,728	29,865	3.9%	3,159,352	92,320	3.9%
Residential mortgage loans held-for-sale	34,082	479	5.6%	36,324	1,380	5.1%
Other		1,841			7,144
Total interest income/net asset yield	$21,624,356	$196,089	3.6%	$19,827,781	$549,984	3.7%
Interest-bearing liabilities
Repurchase agreements, FHLB advances, revolving credit facilities and borrowings in securitization trusts collateralized by:
Agency available-for-sale securities	$15,809,657	$56,190	1.4%	$14,084,616	$127,495	1.2%
Non-Agency available-for-sale securities	1,584,133	11,880	3.0%	1,404,579	30,521	2.9%
Residential mortgage loans held-for-investment in securitization trusts	3,010,900	25,056	3.3%	3,096,905	77,166	3.3%
Agency derivatives (3)	79,106	418	2.1%	85,334	1,260	2.0%
Mortgage servicing rights (4)	47,989	701	5.8%	38,092	1,727	6.0%
Other unassignable
Convertible senior notes	282,448	4,745	6.7%	268,886	13,157	6.5%
Other		437			4,067
Total interest expense/cost of funds	$20,814,233	99,427	1.9%	$18,978,412	255,393	1.8%
Net interest income/spread (5)		$96,662	1.7%		$294,591	1.9%
____________________

(1)
Average asset balance represents average amortized cost on AFS securities and Agency Derivatives and average unpaid principal balance, adjusted for purchase price changes, on residential mortgage loans held-for-investment in securitization trusts and residential mortgage loans held-for-sale.

(2)
Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps and caps. In accordance with U.S. GAAP, those costs are included in gain (loss) on interest rate swap, cap and swaption agreements in the condensed consolidated statements of comprehensive (loss) income. For the three and nine months ended September 30, 2018, our total average cost of funds on the assets assigned as collateral for borrowings shown in the table above, including interest spread expense associated with interest rate swaps and caps, was 2.3% and 2.1%, respectively, compared to 2.0% and 1.9% for the same periods in 2017.

(3)	Yields on Agency Derivatives not shown as interest income is included in loss on other derivative instruments in the condensed consolidated statements of comprehensive (loss) income.

(4)	Yields on mortgage servicing rights not shown as these assets do not earn interest.

(5)
Net interest spread does not include the accrual and settlement of interest associated with interest rate swaps and caps. In accordance with U.S. GAAP, those costs are included in gain (loss) on interest rate swap, cap and swaption agreements in the condensed consolidated statements of comprehensive (loss) income. For the three and nine months ended September 30, 2018, our total average net interest rate spread on the assets and liabilities shown in the table above, including interest spread expense associated with interest rate swaps and caps, was 1.3% and 1.6%, respectively, compared to 1.6% and 1.8% for the same periods in 2017.

The increase in yields on Agency AFS securities for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, was predominantly driven by purchases of pools with higher yields and sales of pools with lower yields. The increase in cost of funds associated with the financing of Agency AFS securities for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, was the result of increases in the borrowing rates offered by financing counterparties.
The decrease in yields on non-Agency securities for the three and nine months ended September 30, 2018, as compared to the same period in 2017, was predominantly driven by purchases of non-Agency securities at lower yields than our existing portfolio. The increase in cost of funds associated with the financing of non-Agency AFS securities for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, was the result of increases in the borrowing rates offered by counterparties.

During the fourth quarter of 2017, we sold all of the subordinated securities retained from our previous securitization transactions thereby causing the deconsolidation of the securitization trusts and the associated residential mortgage loans held-for-investment and collateralized borrowings from our consolidated balance sheet.
The decrease in yields on residential mortgage loans held-for-sale for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, was due to an increase in delinquencies on credit sensitive and Ginnie Mae buyout residential mortgage loans. We did not have any financing of residential mortgage loans held-for-sale in place for the three and nine months ended September 30, 2018 and 2017.
The increase in cost of funds associated with the financing of Agency Derivatives for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, was the result of increases in the borrowing rates offered by counterparties.
The decrease in cost of funds associated with the financing of MSR for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, was the result of an increase in the proportion of total average borrowings financed through repurchase agreements (relative to revolving credit facilities, which have higher interest rates) and improvement in MSR financing rates in the market.
Our convertible senior notes were issued in January 2017, are unsecured and pay interest semiannually at a rate of 6.25% per annum. The increase cost of funds associated with our convertible senior notes for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, was the result of higher amortization of deferred debt issuance costs.
The following tables present the components of the yield earned by investment type on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.0%	4.8%	4.1%	4.0%	4.7%	4.1%
Net (premium amortization) discount accretion	(0.9)%	2.6%	(0.5)%	(0.9)%	3.1%	(0.4)%
Net yield (2)	3.1%	7.4%	3.6%	3.1%	7.8%	3.7%

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.1%	3.7%	4.0%	4.0%	3.6%	4.0%
Net (premium amortization) discount accretion	(1.1)%	4.4%	(0.5)%	(1.0)%	4.9%	(0.4)%
Net yield (2)	3.0%	8.1%	3.5%	3.0%	8.5%	3.6%
____________________

(1)
Excludes Agency Derivatives. For the three and nine months ended September 30, 2018, the average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.1% and 3.1%, respectively, compared to 3.0% and 3.1% for the same periods in 2017.

(2)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. During the three and nine months ended September 30, 2018, we recorded $0.1 million and $0.4 million in other-than-temporary credit impairments on a total of three non-Agency securities where the future expected cash flows for each security were less than its amortized cost. During the nine months ended September 30, 2017, we recorded $0.4 million in other-than-temporary credit impairments on one non-Agency security where the future expected cash flows for the security were less than its amortized cost. We did not record any other-than-temporary credit impairments during the three months ended September 30, 2017. For further information about evaluating AFS securities for OTTI, refer to Note 5 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements.

(Loss) Gain on Investment Securities
During the three and nine months ended September 30, 2018, we sold AFS securities for $5.4 billion and $9.2 billion with an amortized cost of $5.5 billion and $9.3 billion, for net realized losses of $42.2 million and $100.7 million, respectively. During the three and nine months ended September 30, 2017, we sold AFS securities for $0.6 billion and $5.7 billion with an amortized cost of $0.6 billion and $5.7 billion, for net realized losses of $3.9 million and $21.0 million, respectively. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that we believe have higher risk-adjusted returns.
For the three and nine months ended September 30, 2018, Agency interest-only mortgage-backed securities experienced a change in unrealized losses of $1.7 million and a change in unrealized gains of $2.0 million, respectively. For the three and nine months ended September 30, 2017, Agency interest-only mortgage-backed securities experienced a change in unrealized gains of $9.6 million and $5.5 million, respectively. The decrease in change in unrealized gains (increase in change in unrealized losses) for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, was predominantly driven by higher prepayment expectations on Agency interest-only mortgage-backed securities.
For the nine months ended September 30, 2018, we recognized $1.3 million in dividend income on equity securities. We did not recognize any dividend income on equity securities during the three months ended September 30, 2018. For the three and nine months ended September 30, 2018, equity securities experienced a change in unrealized losses of $0.4 million and a change in unrealized gains of $0.6 million, respectively. Additionally, during both the three and nine months ended September 30, 2018, we sold equity securities for $31.2 million with a cost basis of $30.0 million for net realized gains of $1.2 million. We did not hold any equity securities during the three and nine months ended September 30, 2017.
Servicing Income
For the three and nine months ended September 30, 2018, we recognized total servicing income from our MSR portfolio of $89.6 million and $238.5 million, respectively. These amounts include servicing fee income of $80.7 million and $218.0 million, ancillary and other fee income of $0.3 million and $1.0 million, and float income of $8.6 million and $19.5 million, respectively. For the three and nine months ended September 30, 2017, we recognized total servicing income of $57.4 million and $148.5 million, respectively. These amounts include servicing fee income of $54.0 million and $141.9 million, ancillary and other fee income of $0.3 million and $0.6 million, and float income of $3.1 million and $5.9 million, respectively. The increase in servicing income for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, was the result of an increase in the size of our MSR portfolio. Additionally, the increase in float income was the result of both the increased size of our MSR portfolio and increased float earning rates.
Gain (Loss) on Servicing Asset
For the three and nine months ended September 30, 2018, gain on servicing asset of $20.6 million and $102.3 million, respectively, includes an increase in fair value of MSR due to changes in valuation inputs or assumptions of $62.7 million and $209.6 million, respectively, offset by a decrease in fair value of MSR due to realization of cash flows (runoff) of $42.1 million and $107.7 million, respectively. Additionally, we recognized losses on sales of MSR of $3,977 and gains on sales of MSR of $0.4 million for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2017, loss on servicing asset of $29.2 million and $90.4 million, respectively, includes a decrease in fair value of MSR due to changes in valuation inputs or assumptions of $0.2 million and $23.1 million, respectively, and a decrease in fair value of MSR due to realization of cash flows (runoff) of $28.6 million and $66.5 million, respectively. The increase in gain (decrease in loss) on servicing asset for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, was predominantly driven by a decrease in prepayment speed assumptions and an increase in market demand, offset by higher portfolio runoff during the three and nine months ended September 30, 2018 due to an increase in the size of our MSR portfolio.
Gain (Loss) on Interest Rate Swap, Cap and Swaption Agreements
For the three and nine months ended September 30, 2018, we recognized $16.2 million and $33.9 million of income, respectively, for the accrual and/or settlement of the net interest expense associated with our interest rate swaps and caps. The income results from receiving either LIBOR interest or a fixed interest rate and paying either a fixed interest rate or LIBOR interest on an average $31.8 billion and $26.2 billion notional, respectively, held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. For the three and nine months ended September 30, 2017, we recognized $0.4 million and $10.9 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps and caps. The expenses result from paying either a fixed interest rate or LIBOR interest and receiving either LIBOR interest or a fixed interest rate on an average $16.7 billion and $17.6 billion notional, respectively, held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk.

During the three and nine months ended September 30, 2018, we terminated, had agreements mature or had options expire on 33 and 116 interest rate swap, cap and swaption positions of $14.9 billion and $69.5 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $11.7 million and $18.1 million in full settlement of our net interest spread asset/liability and recognized $39.9 million in realized losses and $32.2 million in realized gains on the swaps, caps and swaptions for the three and nine months ended September 30, 2018, respectively, including early termination penalties. During the three and nine months ended September 30, 2017, we terminated, had agreements mature or had options expire on 49 and 121 interest rate swap, cap and swaption positions of $17.9 billion and $55.4 billion notional, respectively. Upon settlement of the early terminations and option expirations, we received $3.1 million and paid $19.5 million in full settlement of our net interest spread liability and recognized $32.9 million and $68.9 million in realized gains on the swaps, caps and swaptions for the three and nine months ended September 30, 2017, respectively, including early termination penalties. We elected to terminate certain swaps and swaptions during these periods to align with our investment portfolio.
Also included in our financial results for the three and nine months ended September 30, 2018, was the recognition of a change in unrealized valuation gains of $99.5 million and $189.5 million, respectively, on our interest rate swap, cap and swaption agreements that were accounted for as trading instruments, compared to a change in unrealized valuation losses of $32.7 million and $125.0 million for the same periods in 2017. The change in fair value of interest rate swaps and caps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three and nine months ended September 30, 2018 and 2017. Since these swaps, caps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive (loss) income, net of tax, or to (loss) gain on investment securities, in the case of Agency interest-only securities.
The following table provides the net interest spread and gains and losses associated with our interest rate swap, cap and swaption positions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Net interest spread	$16,237	$(389)	$33,886	$(10,867)
Early termination, agreement maturation and option expiration (losses) gains	(39,866)	32,906	32,164	68,854
Change in unrealized gain (loss) on interest rate swap, cap and swaption agreements, at fair value	99,486	(32,724)	189,485	(124,977)
Gain (loss) on interest rate swap, cap and swaption agreements	$75,857	$(207)	$255,535	$(66,990)

Loss on Other Derivative Instruments
Included in our financial results for the three and nine months ended September 30, 2018, was the recognition of $31.5 million and $15.7 million of losses, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, put and call options for TBAs, Markit IOS total return swaps and inverse interest-only securities. Included within these results for the three and nine months ended September 30, 2018, was the recognition of $0.9 million and $5.0 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $75.2 million and $80.4 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments.
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

Other Income
For the three and nine months ended September 30, 2018, we recorded other income of $0.9 million and $2.7 million, which includes $0.3 million and $0.9 million of gains on residential mortgage loans held-for-sale and $0.6 million and $1.8 million of dividend income on our FHLB stock. For the three and nine months ended September 30, 2017, we recorded other income of $8.4 million and $21.1 million, which includes $0.4 million and $2.1 million of gains on residential mortgage loans held-for-sale, $14.7 million and $45.6 million in gains on residential mortgage loans held-for-investment in securitization trusts, $7.9 million and $30.7 million in losses on collateralized borrowings in securitization trusts and $1.2 million and $4.0 million of dividend income on our FHLB stock. The decrease in other income for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, was predominantly driven by sales of retained interests from our on-balance sheet securitizations resulting in the deconsolidation of all securitization trusts in the fourth quarter of 2017.
Management Fees
We incurred management fees of $12.4 million and $35.6 million for the three and nine months ended September 30, 2018 and $10.1 million and $29.8 million for the three and nine months ended September 30, 2017, respectively, which are payable to PRCM Advisers, our external manager, under the terms of our management agreement, dated as of October 28, 2009 and subsequently amended. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement.
In connection with the acquisition of CYS, the management agreement was amended to (i) reduce PRCM Advisers’ base management fee with respect to the additional equity under management resulting from the merger to 0.75% from the effective time through the first anniversary of the effective time and (ii) for the fiscal quarter in which closing of the merger occurs, to make a one-time downward adjustment of Pine River’s management fees payable by Two Harbors for such quarter by $15.0 million to offset the cash consideration payable to stockholders of CYS, plus an additional downward adjustment of up to $3.3 million for certain transaction-related expenses. For both the three and nine months ended September 30, 2018, the total downward adjustment to management fees was $17.5 million. We do not anticipate any further downward adjustments to management fees for transaction-related expenses.
Servicing Expenses
For the three and nine months ended September 30, 2018, we recognized $16.4 million and $42.5 million, respectively, in servicing expenses generally related to the subservicing of MSR and residential mortgage loans, compared to $8.6 million and $25.2 million for the same periods in 2017. The increase in servicing expenses during the three and nine months ended September 30, 2018, as compared to the same periods in 2017, was the result of an increase in the size of our MSR portfolio as well as the release of MSR representation and warranty reserves during the three months ended March 31, 2017, offset by a decrease in servicing expenses related to residential mortgage loans due to the deconsolidation of all securitization trusts in the fourth quarter of 2017.
Other Operating Expenses
For the three and nine months ended September 30, 2018, we recognized $17.0 million and $47.0 million of other operating expenses, which represents an annualized expense ratio of 1.6% and 1.6% of average common equity, respectively. Excluding non-cash equity compensation expenses (amortization of restricted stock), our annualized expense ratio was 1.3% and 1.3% of average common equity for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2017, we recognized $13.1 million and $44.4 million of other operating expenses, which, for the nine months ended September 30, 2017, includes $2.2 million of transaction expenses associated with the contribution of TH Commercial Holdings LLC to Granite Point. Excluding these transaction expenses, our annualized expense ratio was 1.4% and 1.5% of average common equity for the three and nine months ended September 30, 2017, respectively. Excluding non-cash equity compensation expenses (and transaction expenses associated with the contribution of TH Commercial Holdings LLC to Granite Point), our annualized expense ratio was 1.0% and 1.2% of average common equity for the three and nine months ended September 30, 2017, respectively.

Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three and nine months ended September 30, 2018, these direct and allocated costs totaled approximately $5.3 million and $16.1 million, respectively, compared to $4.8 million and $13.1 million for the same periods in 2017. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer and general counsel of $0.2 million and $1.5 million for the three and nine months ended September 30, 2018 and $0.2 million and $1.5 million for the three and nine months ended September 30, 2017, respectively. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement; we do not reimburse PRCM Advisers for any expenses related to the compensation of our chief executive officer or chief investment officer. Equity based compensation expense for the three and nine months ended September 30, 2018 also includes the amortization of restricted stock awarded to our executive officers, including our chief executive officer, chief investment officer, principal financial officer and general counsel of $1.8 million and $5.0 million, compared to $2.0 million and $6.4 million for the three and nine months ended September 30, 2017, respectively. The decrease in amortization of restricted stock was due to the decline in our share price following the special dividend of Granite Point common stock in the fourth quarter of 2017 and resulting grant price of restricted shares issued in 2018.
We have direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services, technology and certain office lease payments, but most of our expenses with third-party vendors are paid directly by us.
Acquisition Transaction Costs
As there were no meaningful nonfinancial assets and non-current assets acquired in the merger with CYS and no identified intangible assets to assign value, the excess consideration and costs associated with the transaction were recognized in the condensed consolidated statements of comprehensive (loss) income as acquisition transaction costs. For both the three and nine months ended September 30, 2018, these acquisition transaction costs totaled approximately $86.7 million.
Restructuring Charges
In connection with the acquisition of CYS, we incurred restructuring charges, including termination benefits, contract terminations and other associated costs, of $8.2 million for both the three and nine months ended September 30, 2018.
Income Taxes
During the three and nine months ended September 30, 2018, our TRSs recognized a provision for income taxes of $37.4 million and $35.1 million, which was primarily due to realized gains on sales of AFS securities and gains recognized on MSR held in the TRSs as well as the write-down of net deferred tax assets resulting from the deemed liquidation of one of our TRSs due to its TRS election revocation, offset by net losses incurred on derivative instruments held in the TRSs. During the three and nine months ended September 30, 2017, our TRSs recognized a benefit from income taxes of $5.3 million and $21.1 million, respectively, which was primarily due to realized losses on sales of AFS securities and net losses incurred on derivative instruments held in the TRSs. As of September 30, 2018 and December 31, 2017, a $2.4 million and a $2.7 million valuation allowance was recorded, respectively, because we determined that it is more likely than not that the associated deferred tax asset will not be realized. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.
The Tax Cuts and Jobs Act, or TCJA, significantly revises the U.S. corporate income tax laws by, among other things, lowering the federal income tax rate applicable to corporations from 35% to 21% and repealing the corporate alternative minimum tax. We have not completed our determination of the accounting implications of the TCJA on our tax accruals. However, we reasonably estimated the effects of the TCJA and recognized a tax provision of $17.5 million in our financial statements as of December 31, 2017. This amount represents the remeasurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%. The TCJA requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the TCJA and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the TCJA will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the TCJA, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.
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

On November 1, 2017, we distributed, on a pro rata basis, the 33.1 million shares of Granite Point common stock that we acquired in connection with the contribution to the holders of our common stock outstanding as of the close of business on October 20, 2017. Due to our controlling ownership interest in Granite Point through November 1, 2017, our results of operations and financial condition through such date reflect Granite Point’s commercial strategy, which is focused on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. As of November 1, 2017, we no longer had a controlling interest in Granite Point and, therefore, deconsolidated Granite Point and its subsidiaries from our financial statements and reclassified all of Granite Point’s prior period assets, liabilities and results of operations to discontinued operations.
For the three and nine months ended September 30, 2017, we recognized $8.8 million and $36.5 million, respectively, in income from discontinued operations, net of noncontrolling interest, related to Granite Point.

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
The tables below summarize certain characteristics of our Agency RMBS AFS at September 30, 2018:

	September 30, 2018
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities
Fixed	$21,548,023	$1,026,065	$22,574,088	$6,994	$(665,295)	$21,915,787	4.10%	$105.15
Hybrid ARM	18,453	963	19,416	291	(113)	19,594	5.21%	$107.61
Total P&I securities	21,566,476	1,027,028	22,593,504	7,285	(665,408)	21,935,381	4.10%	$105.15
Interest-only securities
Fixed	841,488	61,908	61,908	5,844	(452)	67,300	2.84%	$13.80
Fixed Other (1)	2,387,241	157,089	157,089	8,968	(49,792)	116,265	1.53%	$8.81
Total	$24,795,205	$1,246,025	$22,812,501	$22,097	$(715,652)	$22,118,946
____________________

(1)
Fixed Other represents weighted-average coupon interest-only securities that are not generally used for our interest-rate risk management purposes. These securities pay variable coupon interest based on the weighted average of the fixed rates of the underlying loans of the security, less the weighted average rates of the applicable issued P&I securities.

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of September 30, 2018, on an annualized basis, was 8.1%.

Non-Agency Securities
Our non-Agency securities portfolio is comprised of senior and mezzanine tranches of mortgage-backed and asset-backed securities. The following tables provide investment information on our non-Agency securities as of September 30, 2018:

	September 30, 2018
(in thousands)	Principal/Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
P&I securities
Senior	$3,911,771	$5,473	$(458,063)	$(1,073,946)	$2,385,235	$392,623	$(6,207)	$2,771,651
Mezzanine	1,165,104	1,093	(226,551)	(120,803)	818,843	160,193	(2,886)	976,150
Total P&I	5,076,875	6,566	(684,614)	(1,194,749)	3,204,078	552,816	(9,093)	3,747,801
Interest-only securities	5,196,493	70,511	—	—	70,511	4,264	(2,606)	72,169
Total	$10,273,368	$77,077	$(684,614)	$(1,194,749)	$3,274,589	$557,080	$(11,699)	$3,819,970

The majority of our non-Agency securities were rated at September 30, 2018. Note that credit ratings are based on the par value of the non-Agency securities, whereas the distressed non-Agency securities in our portfolio were acquired at heavily discounted prices. The following table summarizes the credit ratings of our non-Agency securities portfolio, based on the Bloomberg Index Rating, a composite of each of the four major credit rating agencies (i.e., DBRS Ltd., Moody’s Investors Services, Inc., Standard & Poor’s Corporation and Fitch, Inc.), as of September 30, 2018:

September 30, 2018
AAA	0.6%
AA	—%
A	0.1%
BBB	2.7%
BB	0.6%
B	4.9%
Below B	72.1%
Not rated	19.0%
Total	100.0%

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

The following table provides the carrying value of our “legacy” and “new issue” non-Agency securities at September 30, 2018:

	September 30, 2018
(dollars in thousands)	Carrying Value	% of Total Non-Agency Portfolio
“Legacy” non-Agency P&I securities	$3,564,511	93.3%
“Legacy” non-Agency interest-only securities	12,854	0.3%
“New issue” non-Agency securities	242,605	6.4%
Total	$3,819,970	100.0%

Due to acquisitions of “legacy” non-Agency securities, our designated credit reserve as a percentage of total discount increased from September 30, 2017 to September 30, 2018 (as disclosed in Note 5 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements). From September 30, 2017 to September 30, 2018, our designated credit reserve as a percentage of total discount increased from 44.5% to 63.6%.
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
The following tables present certain information by investment type and their respective underlying loan characteristics for our “legacy” senior and mezzanine non-Agency securities, excluding our non-Agency interest-only portfolio, at September 30, 2018:

	September 30, 2018
“Legacy” Non-Agency P&I Securities	Senior	Mezzanine	Total
Carrying value (in thousands)	$2,719,558	$844,953	$3,564,511
% of total	76.3%	23.7%	100.0%
Average purchase price (1)	$60.53	$65.35	$61.68
Average coupon	3.1%	2.9%	3.1%
Average fixed coupon	5.9%	5.2%	5.8%
Average floating coupon	2.9%	2.8%	2.9%
Average hybrid coupon	3.9%	—%	3.9%
Collateral attributes
Average loan age (months)	145	154	147
Average loan size (in thousands)	$378	$381	$378
Average original loan-to-value	67.8%	67.3%	67.7%
Average original FICO (2)	618	576	608
Current performance
60+ day delinquencies	20.2%	17.8%	19.6%
Average credit enhancement (3)	5.4%	16.4%	8.0%
3-month CPR (4)	6.2%	8.0%	6.6%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total “legacy” non-Agency securities, excluding our non-Agency interest-only portfolio, would be $57.96, $62.77 and $58.95, respectively, at September 30, 2018.

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

	September 30, 2018
	“Legacy” Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Collateral Type	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
Prime	$26,457	1.0%	$13,652	1.6%	$40,109	1.1%
Alt-A	373,768	13.7%	93,604	11.1%	467,372	13.1%
POA	218,609	8.0%	178,184	21.1%	396,793	11.2%
Subprime	2,100,724	77.3%	559,513	66.2%	2,660,237	74.6%
Total	$2,719,558	100.0%	$844,953	100.0%	$3,564,511	100.0%

	September 30, 2018
	“Legacy” Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Coupon Type	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
Fixed rate	$195,890	7.2%	$20,590	2.4%	$216,480	6.1%
Hybrid or floating	2,523,668	92.8%	824,363	97.6%	3,348,031	93.9%
Total	$2,719,558	100.0%	$844,953	100.0%	$3,564,511	100.0%

	September 30, 2018
	“Legacy” Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Origination Year	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
2006 and thereafter	$2,498,492	91.9%	$325,496	38.5%	$2,823,988	79.2%
2002-2005	215,584	7.9%	517,878	61.3%	733,462	20.6%
Pre-2002	5,482	0.2%	1,579	0.2%	7,061	0.2%
Total	$2,719,558	100.0%	$844,953	100.0%	$3,564,511	100.0%

Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the loans underlying our MSR. As of September 30, 2018, our MSR had a fair market value of $1.7 billion.
As of September 30, 2018, our MSR portfolio included MSR on 581,677 loans with an unpaid principal balance of approximately $131.1 billion. The following table summarizes certain characteristics of the loans underlying our MSR at September 30, 2018:

September 30, 2018
Unpaid principal balance (in thousands)	$131,114,538
Number of loans	581,677
Average coupon	4.1%
Average loan age (months)	28
Average loan size (in thousands)	$225
Average original loan-to-value	74.4%
Average original FICO	751
60+ day delinquencies	0.4%
3-month CPR	8.7%

Discontinued Operations
On June 28, 2017, we contributed our equity interests in our wholly owned subsidiary, TH Commercial Holdings LLC, to Granite Point and, in exchange for the contribution, received approximately 33.1 million shares of common stock of Granite Point, representing approximately 76.5% of the outstanding stock of Granite Point upon completion of the IPO of its common stock on June 28, 2017. On November 1, 2017, we distributed, on a pro rata basis, the 33.1 million shares of Granite Point common stock that we acquired in connection with the contribution to stockholders holding shares of Two Harbors common stock outstanding as of the close of business on October 20, 2017. Due to our controlling ownership interest in Granite Point through November 1, 2017, our results of operations and financial condition through such date reflect Granite Point’s commercial strategy, which is focused on directly originating, investing in and managing senior floating-rate commercial mortgage loans and other debt and debt-like commercial real estate investments. As of November 1, 2017, we no longer have a controlling interest in Granite Point and, therefore, have deconsolidated Granite Point and its subsidiaries from our financial statements and reclassified all of Granite Point’s prior period assets, liabilities and results of operations to discontinued operations.
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

Financing
Our borrowings consist primarily of repurchase agreements, FHLB advances and revolving credit facilities collateralized by our pledge of AFS securities, derivative instruments, MSR and certain cash balances. Substantially all of our Agency RMBS are currently pledged as collateral, and the majority of our non-Agency securities have been pledged as collateral, either through repurchase agreements or FHLB advances. Additionally, on January 19, 2017, we closed an underwritten public offering of $287.5 million aggregate principal amount of 6.25% convertible senior notes due 2022. The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses. The majority of these proceeds were used to help fund our MSR assets, which previously had largely been funded with cash.

At September 30, 2018, borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes had the following characteristics:

(dollars in thousands)	September 30, 2018
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$22,368,319	2.33%	4.8%
Non-Agency securities	2,051,876	3.59%	24.8%
Agency Derivatives	51,460	3.20%	26.5%
Mortgage servicing rights	510,000	4.97%	38.5%
Other (1)	283,555	6.25%	NA
Total	$25,265,210	2.53%	7.1%
____________________

(1)	Includes unsecured convertible senior notes paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount of $287.5 million.

As of September 30, 2018, we had outstanding $23.8 billion of repurchase agreements, and the term to maturity ranged from one day to over 14 months. Repurchase agreements had a weighted average borrowing rate of 2.45% and weighted average remaining maturities of 92 days as of September 30, 2018.
As of September 30, 2018, we had outstanding $865.0 million of FHLB advances with a weighted average term to maturity of 19 months, ranging from approximately 7 months to over 16 years. The weighted average cost of funds for our advances was 2.48% at September 30, 2018.
As of September 30, 2018, we had outstanding $310.0 million of short- and long-term borrowings under revolving credit facilities with a weighted average borrowing rate of 5.36% and weighted average remaining maturities of 4.44 years.
As of September 30, 2018, the outstanding amount due on convertible senior notes was $283.6 million, net of deferred issuance costs. These notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and mature in January 2022.
As of September 30, 2018, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 5.4:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
The following table provides a summary of our borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes, our net TBA notional amounts and our debt-to-equity ratios for the three months ended September 30, 2018, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average (1)	End of Period Balance (1)	Maximum Balance of Any Month-End (1)	End of Period Total Borrowings to Equity Ratio		End of Period Net Long (Short) TBA Notional	End of Period Economic Debt-to-Equity Ratio (2)
September 30, 2018	$23,921,989	$25,265,210	$27,528,323	5.4:1.0		$9,324,000	7.3:1.0
June 30, 2018	$19,123,370	$18,524,115	$19,237,474	5.3:1.0		$3,049,000	6.2:1.0
March 31, 2018	$20,194,305	$20,316,757	$20,466,930	5.9:1.0		$445,000	6.0:1.0
December 31, 2017	$19,270,237	$20,969,058	$20,969,058	5.9:1.0		$(573,000)	5.7:1.0
September 30, 2017	$17,959,764	$19,143,433	$19,143,433	5.0:1.0	(3)	$(1,405,000)	4.7:1.0	(3)
____________________

(1)	Includes borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes and excludes collateralized borrowings in securitization trusts.

(2)	Defined as total borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes, plus implied debt on net TBA notional, divided by total equity.

(3)	Includes total borrowings of discontinued operations.

Equity
The tables below provide details of our changes in stockholders’ equity from June 30, 2018 to September 30, 2018 as well as a reconciliation of comprehensive income and GAAP net income to non-GAAP measures.

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders' equity at June 30, 2018	$2,753.9	175.5	$15.69
Core Earnings, net of tax benefit of $0.1 million ⁽¹⁾	93.1
Dividends on preferred stock	(19.0)
Core Earnings attributable to common stockholders ⁽¹⁾	74.1
Dollar roll income	32.9
Core Earnings attributable to common stockholders, including dollar roll income ⁽¹⁾	107.0
Realized and unrealized gains and losses, net of tax expense of $37.5 million	(3.3)
Transaction expenses and purchase premium associated with the acquisition of CYS Investments, Inc.	(86.7)
Other comprehensive loss, net of tax	(119.8)
Dividend declaration	(105.1)
Other	3.4	—
Acquisition of CYS Investments, Inc.	1,125.1	72.6
Issuance of common stock, net of offering costs	0.2	—
Common stockholders' equity at September 30, 2018	$3,674.7	248.1	$14.81
Total preferred stock liquidation preference	1,001.3
Total equity at September 30, 2018	$4,676.0

Three Months Ended
(in millions)	September 30, 2018
Comprehensive loss attributable to common stockholders	$(102.8)
Adjustment for other comprehensive loss attributable to common stockholders:
Unrealized losses on available-for-sale securities	119.8
Net income attributable to common stockholders	17.0
Adjustments for non-Core Earnings:
Realized loss on investment securities and residential mortgage loans held-for-sale	40.8
Unrealized loss on investment securities and residential mortgage loans held-for-sale	1.9
Other-than-temporary impairment loss	0.1
Realized loss on termination or expiration of interest rate swaps, caps and swaptions	39.9
Unrealized gain on interest rate swaps, caps and swaptions	(99.5)
Loss on other derivative instruments	28.7
Realized and unrealized gains on mortgage servicing rights	(73.1)
Change in servicing reserves	0.2
Non-cash equity compensation expense	3.2
Management fee reduction associated with the acquisition of CYS Investments, Inc.	(17.5)
Transaction expenses and purchase premium associated with the acquisition of CYS Investments, Inc.	86.7
Restructuring charges	8.2
Net provision for income taxes on non-Core Earnings	37.5
Core Earnings attributable to common stockholders ⁽¹⁾	74.1
Dollar roll income	32.9
Core Earnings attributable to common stockholders, including dollar roll income ⁽¹⁾	$107.0
____________________

(1)
Core Earnings is a non-U.S. GAAP measure that we define as comprehensive (loss) income attributable to common stockholders, excluding “realized and unrealized gains and losses” (impairment losses, realized and unrealized gains and losses on the aggregate portfolio, reserve expense for representation and warranty obligations on MSR, non-cash compensation expense related to restricted common stock and restructuring charges) and transaction costs associated with the acquisition of CYS. As defined, Core Earnings includes interest income or expense and premium income or loss on derivative instruments and servicing income, net of estimated amortization on MSR. Dollar roll income is the economic equivalent to holding and financing Agency RMBS using short-term repurchase agreements. We believe the presentation of Core Earnings, including dollar roll income, provides investors greater transparency into our period-over-period financial performance and facilitates comparisons to peer REITs.

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

As of September 30, 2018, we held $422.9 million in cash and cash equivalents available to support our operations; $28.0 billion of AFS securities, MSR, residential mortgage loans held-for-sale and derivative assets held at fair value; and $25.3 billion of outstanding debt in the form of repurchase agreements, FHLB advances, borrowings under revolving credit facilities and convertible senior notes. During the three and nine months ended September 30, 2018, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, increased from 5.3:10 to 5.4:1.0 and decreased from 5.9:1.0 to 5.4:1.0, respectively. The increase during the three months ended September 30, 2018 was driven by an increase in Agency RMBS held during the period as a result of the acquisition of CYS. The decrease during the nine months ended September 30, 2018 was predominantly driven by the repositioning of financing on AFS securities to TBA positions. During the three and nine months ended September 30, 2018, our economic debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes and implied debt on net TBA notional, increased from 6.2:10 to 7.3:1.0 and from 5.7:1.0 to 7.3:1.0, respectively.
As of September 30, 2018, we held approximately $313.8 million of unpledged Agency securities and derivatives and $1.1 billion of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $1.0 billion. As of September 30, 2018, we held approximately $442.3 million of unpledged MSR and had an overall estimated unused borrowing capacity on MSR financing facilities of $260.0 million. We also held approximately $27.5 million of unpledged residential mortgage loans held-for-sale, for which we had no unused borrowing capacity. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the nine months ended September 30, 2018, we did not experience any restrictions to our funding sources, although balance sheet capacity of counterparties have tightened due to compliance with the Basel III regulatory capital reform rules as well as management of perceived risk in the volatile interest rate environment. We expect ongoing sources of financing to be primarily repurchase agreements, FHLB advances, revolving credit facilities, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of September 30, 2018, we had master repurchase agreements in place with 46 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
The following table summarizes our repurchase agreements and counterparty geographical concentration at September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$12,484,592	$1,106,390	58.0%	$10,746,447	$993,279	57.0%
Europe (2)	7,178,006	568,089	29.8%	6,109,169	615,150	35.3%
Asia (2)	4,144,033	232,077	12.2%	2,595,591	134,694	7.7%
Total	$23,806,631	$1,906,556	100.0%	$19,451,207	$1,743,123	100.0%
____________________

(1)
Represents the net carrying value of the assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases of $421.1 million are not included in the September 30, 2018 amounts presented above. We did not have any such payables at December 31, 2017.

(2)	Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

In addition to our master repurchase agreements to fund our Agency and non-Agency securities, we have one repurchase facility and two revolving credit facilities that provide short- and long-term financing for our MSR portfolio. An overview of the facilities is presented in the table below:

(dollars in thousands)
September 30, 2018
Expiration Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
December 1, 2019	Yes (2)	$200,000	$200,000	$400,000	Mortgage servicing rights (3)
June 22, 2023	Yes (2)	$290,000	$40,000	$330,000	Mortgage servicing rights
December 17, 2018	No	$20,000	$20,000	$40,000	Mortgage servicing rights
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

(2)	Commitment fee charged on unused capacity.

(3)	This repurchase facility is secured by MSR notes, which are collateralized by our MSR.

Our wholly owned subsidiary, TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of September 30, 2018, TH Insurance had $865.0 million in outstanding secured advances with a weighted average borrowing rate of 2.48%, and an additional $2.7 billion of available uncommitted capacity for borrowings insofar as TH Insurance holds adequate total assets to support a new advance. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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
We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of September 30, 2018:

•
Total indebtedness to net worth must be less than a specified threshold ratio in a repurchase agreement. As of September 30, 2018, our debt to net worth, as defined, was 5.6:1.0 while our threshold ratio, as defined, was 6.6:1.0.

•	Cash liquidity must be greater than $100.0 million. As of September 30, 2018, our liquidity, as defined, was $422.9 million.

•	Net worth must be greater than $1.75 billion. As of September 30, 2018, our net worth, as defined, was $4.7 billion.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.

The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, FHLB advances and revolving credit facilities at September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Available-for-sale securities, at fair value	$24,550,499	$20,990,890
Mortgage servicing rights, at fair value	1,221,748	584,247
Cash and cash equivalents	—	15,000
Restricted cash	558,088	417,018
Due from counterparties	1,219,860	836,381
Derivative assets, at fair value	66,980	90,895
Total	$27,617,175	$22,934,431

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
The following table provides the maturities of our repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes as of September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Within 30 days	$6,910,626	$4,269,464
30 to 59 days	2,465,288	3,831,111
60 to 89 days	25,041	3,458,940
90 to 119 days	5,535,994	2,452,426
120 to 364 days	9,504,706	5,346,766
One to three years	200,000	927,524
Three to five years	573,555	282,827
Five to ten years	—	—
Ten years and over	50,000	400,000
Total	$25,265,210	$20,969,058

For the three months ended September 30, 2018, our restricted and unrestricted cash balance increased approximately $329.3 million to $1.3 billion at September 30, 2018. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the three months ended September 30, 2018, operating activities increased our cash balances by approximately $161.9 million, primarily driven by our financial results for the quarter.

•
Cash flows from investing activities. For the three months ended September 30, 2018, investing activities increased our cash balances by approximately $2.3 billion, primarily driven by sales of AFS securities.

•
Cash flows from financing activities. For the three months ended September 30, 2018, financing activities decreased our cash balance by approximately $2.1 billion, primarily driven by repayment of repurchase agreements as a result of sales of AFS securities.

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
We may enter into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of our floating-rate borrowings into fixed-rate borrowings to more closely match the duration of our assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (i.e., LIBOR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of our portfolio as well as our cash flows, we may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on the Company’s current interest rate risk management strategy, the Company has entered into TBAs, put and call options for TBAs, interest rate swap, cap and swaption agreements and Markit IOS total return swaps. In addition, because MSR are negative duration assets, they provide a natural hedge to interest rate exposure on our Agency RMBS portfolio. In hedging interest rate risk, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets, improve risk-adjusted returns and, where possible, obtain a favorable spread between the yield on our assets and the cost of our financing.

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

The following table provides the indices of our variable rate Agency RMBS, non-Agency securities and residential mortgage loans held-for-sale of September 30, 2018 and December 31, 2017, respectively, based on carrying value (dollars in thousands).

	September 30, 2018				December 31, 2017
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$10,267	$15,905	$26,172	1%	$11,832	$18,497	$30,329	1%
LIBOR	3,351,751	10,565	3,362,316	93%	2,563,850	13,284	2,577,134	92%
Other (2)	52,985	153,559	206,544	6%	48,894	142,502	191,396	7%
Total	$3,415,003	$180,029	$3,595,032	100%	$2,624,576	$174,283	$2,798,859	100%
____________________

(1)	“Hybrid” amounts reflect those assets with greater than twelve months to reset.

(2)	“Other” includes COFI, MTA and other indices.

The following analyses of risks are based on our experience, estimates, models and assumptions. They rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing, and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented here in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and caps and float income from custodial accounts associated with our MSR. The change in annualized net interest income does not reflect any potential changes to dollar roll income associated with our TBA positions. To the extent we hold long TBAs, we would expect dollar roll income to decrease as interest rates rise and vice versa. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the September 30, 2018 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
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

The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at September 30, 2018. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day to day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$(29,545)	$(14,797)	$14,791	$29,582
% change in net interest income (1)	(6.4)%	(3.2)%	3.2%	6.4%
Change in value of financial position:
Available-for-sale securities	$528,078	$255,927	$(283,609)	$(613,166)
As a % of equity	11.3%	5.5%	(6.1)%	(13.1)%
Mortgage servicing rights	$(162,861)	$(75,955)	$66,930	$126,613
As a % of equity	(3.5)%	(1.6)%	1.4%	2.7%
Residential mortgage loans held-for-sale	$146	$41	$(75)	$(283)
As a % of equity	—%	—%	—%	—%
Derivatives, net	$(319,040)	$(149,161)	$151,859	$315,939
As a % of equity	(6.8)%	(3.2)%	3.3%	6.8%
Reverse repurchase agreements	$158	$79	$(79)	$(158)
As a % of equity	—%	—%	—%	—%
Repurchase agreements	$(29,750)	$(14,875)	$14,875	$29,750
As a % of equity	(0.6)%	(0.3)%	0.3%	0.6%
Federal Home Loan Bank advances	$(180)	$(90)	$90	$180
As a % of equity	—%	—%	—%	—%
Revolving credit facilities	$(129)	$(65)	$65	$129
As a % of equity	—%	—%	—%	—%
Convertible senior notes	$(3,781)	$(1,882)	$1,865	$3,713
As a % of equity	(0.1)%	(0.1)%	0.1%	0.1%
Total Net Assets	$12,641	$14,019	$(48,079)	$(137,283)
As a % of total assets	—%	—%	(0.2)%	(0.4)%
As a % of equity	0.3%	0.3%	(1.0)%	(2.9)%
____________________

(1)
Amounts include the effect of interest spread from our interest rate swaps and caps and float income from custodial accounts associated with our MSR, but do not reflect any potential changes to dollar roll income associated with our TBA positions, which are accounted for as derivative instruments in accordance with U.S. GAAP.

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2018. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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

Item 4. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Acting Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report on Form 10-Q, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(b)None.
(c)The Company’s share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of September 30, 2018, we had repurchased 12,067,500 shares under the program for a total cost of $200.4 million. We did not repurchase shares during the three months ended September 30, 2018.

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
101
Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the three months ended September 30, 2018, filed with the SEC on November 7, 2018, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)

____________________

*	Management or compensatory agreement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	November 7, 2018	By:	/s/ Thomas E. Siering
Thomas E. Siering Chief Executive Officer, President and Director (Principal Executive Officer)
Dated:	November 7, 2018	By:	/s/ Mary Riskey
Mary Riskey Acting Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)