Form 10-K
period 2018-12-31
TWO HARBORS INVESTMENT CORP.
filed 2019-02-27
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2018
Commission File Number 001-34506
TWO HARBORS INVESTMENT CORP.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-0312904
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
575 Lexington Avenue, Suite 2930 New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)
(612) 629-2500
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Exchange on Which Registered:
Common Stock, par value $0.01 per share	New York Stock Exchange
8.125% Series A Cumulative Redeemable Preferred Stock	New York Stock Exchange
7.625% Series B Cumulative Redeemable Preferred Stock	New York Stock Exchange
7.25% Series C Cumulative Redeemable Preferred Stock	New York Stock Exchange
7.75% Series D Cumulative Redeemable Preferred Stock	New York Stock Exchange
7.50% Series E Cumulative Redeemable Preferred Stock	New York Stock Exchange
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.7 billion based on the closing sale price as reported on the NYSE on that date.
As of February 22, 2019 there were 251,080,610 shares of common stock, par value $.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

TWO HARBORS INVESTMENT CORP.
2018 ANNUAL REPORT ON FORM 10-K

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

•
changes in the values of securities we own and the impact of adjustments reflecting those changes on our consolidated statements of comprehensive (loss) income and balance sheets, including our stockholders’ equity;

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
Our Investment Activities
The following is a summary of our investment activities related to the target assets in our rates and credit strategies for the year ended December 31, 2018. We believe our investment model allows management to allocate capital across various sectors within the mortgage market, with a focus on asset selection and the implementation of a relative value investment approach. Our capital allocation decisions factor in the opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, allocation among our target assets reflects management’s flexible approach to investing in the marketplace.

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
Credit Strategy
Within our non-Agency securities portfolio, we have a substantial emphasis on “legacy” securities, which consist of securities issued prior to 2009, many of which are subprime. We believe these deeply discounted securities can add relative value as the economy and housing markets continue to improve, as there remains upside optionality to lower delinquencies, higher recoveries and faster prepays. We also hold “new issue” non-Agency securities, which we believe have enabled us to find attractive returns and further diversify our non-Agency securities portfolio.
Our Investment Guidelines
Our board of directors has approved the following investment guidelines:

•	no investment shall be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;

•	no investment shall be made that would cause us to be regulated as an investment company under the 1940 Act;

•
we will primarily invest within our target assets, consisting primarily of Agency RMBS, non-Agency securities, residential mortgage loans, MSR and commercial real estate assets, inclusive of commercial real estate loans, commercial real property, CMBS, commercial corporate debt and loans and other commercial real estate related investments in the U.S; approximately 5% to 10% of our portfolio may include other financial assets; and

•
until appropriate investments can be identified, we will invest available cash in interest-bearing and short-term investments that are consistent with (i) our intention to qualify as a REIT and (ii) our exemption from investment company status under the 1940 Act.

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

Financing Strategy
We deploy moderate leverage to increase potential returns to our stockholders and to fund the acquisition of our target assets. We are not required to maintain any particular leverage ratio. The amount of leverage we deploy for particular investments in our target assets depends upon a variety of factors, including without limitation: general economic, political and financial market conditions; the anticipated liquidity and price volatility of our assets; the gap between the duration of assets and liabilities, including hedges; the availability and cost of financing the assets; our opinion of the credit worthiness of financing counterparties; the health of the U.S. residential mortgage and housing markets; our outlook for the level, slope and volatility of interest rates; the credit quality of the loans underlying our Agency and non-Agency securities; the rating assigned to securities; and our outlook for asset spreads relative to the London Interbank Offered Rate, or LIBOR, curve and benchmark rate curves.
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
To finance MSR, we enter into repurchase agreements and revolving credit facilities collateralized by the value of the MSR pledged. If the value of our MSR pledged as collateral for the agreements decreases, the respective lender could require us to provide additional collateral to re-establish the ratio of value of the collateral to the amount of the debt outstanding. Due to certain GSE requirements, we may be restricted as to the frequency in which we are able to pledge additional MSR collateral to counterparties. As a result, we may choose to over-collateralize certain repurchase agreements and revolving credit facilities in order to avoid having to provide cash as additional collateral. Lenders generally advance approximately 65% to 70% of the market value of the MSR financed (i.e., a haircut of 30% to 35%).
A significant decrease in the advance rate or an increase in the haircut could result in our having to sell assets in order to meet additional margin requirements by the lender. We expect to mitigate our risk of margin calls under repurchase agreements by deploying leverage at an amount that is below what could be used under current advance rates.
In order to reduce our exposure to risks associated with lender counterparty concentration, we generally seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At December 31, 2018, we had $23.1 billion of outstanding balances under repurchase agreements with 30 counterparties, with a maximum net exposure (the difference between the amount loaned to us, including interest payable, and the value of the assets pledged by us as collateral, including accrued interest receivable on such assets) to any single lender of $342.7 million, or 8.1% of equity.
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
The current term of the management agreement expires on October 28, 2019, and will continue to automatically renew thereafter for successive one-year terms unless terminated in accordance with the agreement. Our independent directors review PRCM Advisers’ performance annually and the management agreement may be terminated by us without cause upon the vote of at least two-thirds of our independent directors or by a vote of the holders of a majority of the outstanding shares of our common stock, based upon: (i) PRCM Advisers’ unsatisfactory performance that is materially detrimental to us or (ii) our determination that the management fees payable to PRCM Advisers are not fair, subject to PRCM Advisers’ right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. We are required to provide PRCM Advisers with 180 days’ prior notice of such termination. Upon termination of the management agreement by us without cause or by PRCM Advisers due to our material breach of the management agreement, we are required to pay a termination fee equal to three times the sum of the average annual base management fee earned by PRCM Advisers during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. We may terminate the management agreement with 30 days’ prior notice from our board of directors, without payment of a termination fee, for cause, as defined in the management agreement. PRCM Advisers may terminate the management agreement if we become required to register as an investment company under the 1940 Act, with such termination deemed to occur immediately before such event, and may also decline to renew the management agreement by providing us with 180 days’ prior notice; in either case, we would not be required to pay a termination fee.
Base Management Fee
The base management fee paid to PRCM Advisers is 1.5% of our stockholders’ equity per annum, calculated and payable quarterly in arrears.
For purposes of calculating the management fee, our stockholders’ equity means the sum of the net proceeds from all issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus our retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less the consolidated stockholders’ equity of Granite Point Mortgage Trust Inc., or Granite Point, during the time Granite Point was consolidated on our balance sheet (i.e. prior to spin off in 2017) the weighted average cost basis of Granite Point common stock purchased, the outstanding principal balance of the promissory note due from the sale of Granite Point preferred stock and any amount that we have paid for repurchases of our common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). In connection with the acquisition of CYS Investments, Inc., or CYS, in 2018, the management agreement was amended to (i) reduce PRCM Advisers’ base management fee with respect to the additional equity under management resulting from the merger to 0.75% from the effective time through the first anniversary of the effective time and (ii) for the fiscal quarter in which closing of the merger occured, to make a one-time downward adjustment of Pine River’s management fees payable by Two Harbors for such quarter by $15.0 million to offset the cash consideration payable to stockholders of CYS, plus an additional downward adjustment of up to $3.3 million for certain transaction-related expenses. This amount will be adjusted to exclude one-time events pursuant to changes in accounting principles generally accepted in the United States of America, or U.S. GAAP, and certain non-cash items after discussions between PRCM Advisers and our independent directors and approval by a majority of our independent directors. To the extent asset impairments reduce our retained earnings at the end of any completed calendar quarter it will reduce the base management fee for such quarter. Our stockholders’ equity for the purposes of calculating the base management fee could be greater than the amount of stockholders’ equity shown on the consolidated financial statements.
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
Mortgage Industry Regulation
Although we do not originate or service residential mortgage loans, we must comply with various federal and state laws, rules and regulations as a result of owning MSR. These rules generally focus on consumer protection and include, among others, rules promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the Gramm-Leach-Bliley Financial Modernization Act of 1999, or the Gramm-Leach-Bliley Act. We are also required to maintain qualifications and licenses in certain states in order to own certain of our assets. These requirements can and do change as statutes and regulations are enacted, promulgated or amended, or as regulatory guidance or interpretations evolve or change, and the trend in recent years among federal and state lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings in relation to the mortgage industry generally.
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
Financial Information
Financial information concerning our business for each of 2018, 2017 and 2016 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Qualitative and Quantitative Disclosures about Market Risk” and the consolidated financial statements and the notes thereto, and the supplemental financial information, which are in Part II, Items 7, 7A and 8 of this Annual Report on Form 10-K.
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
We also make available, free of charge, the charters for our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Risk Oversight Committee, as well as our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Whistleblowing Procedures and Stockholder Communication Policy. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any executive officer, director or senior officer (as defined in the Code of Ethics).
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
Our results of operations are materially affected by conditions in the residential mortgage and real estate markets, the financial markets and the economy generally. In past years, concerns about the mortgage market, declines in home prices, increases in home foreclosures, high unemployment, the availability and cost of credit and rising government debt levels, as well as inflation, energy costs, global economic lethargy, geopolitical unrest across various regions worldwide, European sovereign debt issues, the U.K.’s planned exit from the European Union, U.S. budget debates, federal government shutdowns and and international trade disputes, have from time to time contributed to increased volatility and uncertainty in the economy and financial markets. More recently, home prices increased modestly through 2018 and are expected to gradually appreciate over the next several years, albeit at a slower rate. Credit standards in the mortgage market have eased in recent years, though the availability of credit remains well below levels prior to the 2008 financial crisis. Employment market conditions remain solid as jobless claims, unemployment and payroll data continue to show improvement at this state of the business cycle, although new job creation has yet to generate meaningful wage growth. Adverse developments with respect to any of these market conditions may have an impact on new demand for homes, which may compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates (or losses) and mortgage loan delinquencies. Any stagnation in or deterioration of the residential mortgage or real estate markets may limit our ability to acquire our target assets on attractive terms or cause us to experience losses related to our assets. Declines in the market values of our investments may adversely affect our results of operations and credit availability and cost, which may reduce earnings and, in turn, cash available for distribution to our stockholders.
Actions of the U.S. government, including the U.S. Congress, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, to stabilize or reform the financial markets may not achieve their intended effects and may adversely affect our business.
The U.S. government, including the U.S. Congress, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have from time to time taken actions designed to stabilize and reform the financial markets. In recent years, these activities have included the Federal Reserve’s purchasing of Treasury and mortgage bonds in connection with its quantitative easing programs. In 2017, the Federal Reserve announced plans to reduce its mortgage bond holdings, with the intention to gradually reduce the reinvestment of principal and interest in such securities. During periods in which the Federal Reserve further reduces or ceases reinvestment of principal and interest or undertakes outright sales of its securities portfolio, the price of Agency RMBS and U.S. Treasury securities could decline, mortgage spreads could widen, refinancing volumes could be lower and market volatility could be considerably higher than would have been the case absent such actions, which could adversely impact our financial condition and results of operations.
There can be no assurance as to how, in the long term, actions by the U.S. government will impact the efficiency and stability of the mortgage markets or U.S. financial markets. To the extent the mortgage or financial markets do not respond favorably to any of these actions or such actions do not function as intended, our business may be harmed. In addition, because the programs may be designed, in part, to improve the markets for certain of our target assets, the establishment of these programs may result in increased competition to acquire our target assets or, in the case of government-backed mortgage refinancing and modification programs, may have the effect of reducing the revenues associated with certain of our target assets. We cannot predict whether or when additional government actions or initiatives may occur or the potential impact to our business, operations and financial condition.
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
A number of legislative proposals have been introduced in recent years that would wind down or phase out the GSEs, including a 2018 Trump administration proposal to end the conservatorship and privatize Fannie Mae and Freddie Mac. It is not possible to predict the scope and nature of the actions that the U.S. government, including the Trump administration, will ultimately take with respect to the GSEs. As a result, market uncertainty with respect to the treatment of the GSEs, including that which may be created by proposed legislation or the eventual adoption of laws affecting the GSEs, could have the effect of reducing the actual or perceived quality of, and therefore the market value for, the Agency RMBS that we currently hold in our portfolio. Moreover, if the guarantee obligations of Freddie Mac or Fannie Mae were repudiated by FHFA, payments of principal and/or interest to holders of Freddie Mac or Fannie Mae securities would be reduced in the event of any borrower's late payments or failure to pay, or a servicer's failure to remit, borrower payments to the trust. In that case, trust administration and servicing fees could be paid from mortgage payments prior to distributions to holders of agency securities. Any actual direct compensatory damages owed due to the repudiation of Freddie Mac or Fannie Mae's guarantee obligations may not be sufficient to offset any shortfalls experienced by holders of agency securities.
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
On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which has changed and continues to change the regulation of financial institutions and the financial services industry, including the mortgage industry. The Dodd-Frank Act tasked many agencies with issuing a variety of new regulations, including rules related to mortgage origination, mortgage servicing, securitization transactions and derivatives. The Trump administration has previously called for a comprehensive review of the Dodd-Frank Act and, in 2018, President Trump signed into law legislation that rolls back key provisions of the Act, easing mortgage regulations on small- and medium-sized lenders. Consequently, it is not possible to predict how additional regulatory changes under or the further repeal of any provisions of the Dodd-Frank Act will affect our business, and there can be no assurance that new or revised rules and regulations will not have an adverse effect on our business, results of operations and financial condition.
The Dodd-Frank Act created the CFPB, which is responsible for regulating the offering and provision of financial products and services for personal, family and household purposes. In addition to assuming many of the consumer financial protection functions exercised by other federal regulators under certain enumerated financial protection statutes, such as the Truth in Lending Act (TILA), the Real Estate Settlement Procedures Act (RESPA) and the Fair Credit Reporting Act, the CFPB was granted broad rule-making and enforcement authority to protect consumers from unfair, deceptive or abusive acts and practices. The CFPB issued a series of rules as part of ongoing efforts to effect reforms and create uniform standards for the mortgage lending and servicing industries. These mortgage lending rules include requirements addressing how lenders must evaluate a consumer’s ability to repay a mortgage loan and what specific disclosures and communications must be made to consumers at various stages in the mortgage lending process.

Mortgage servicing rules promulgated by the CFPB to implement certain sections of Dodd-Frank include provisions relating to periodic billing statements and disclosures, responding to borrower inquiries and complaints, maintenance of consumer account records, lender-placed insurance, and adjustable rate mortgage interest rate adjustment notices. Further, the mortgage servicing rules require servicers to, among other things, make good faith early intervention efforts to notify delinquent borrowers of loss mitigation options, to implement specified loss mitigation procedures, and if feasible, exhaust all loss mitigation options before proceeding to foreclosure. Amendments to these rules designed to expand protections for struggling homeowners were adopted by the CFPB in 2016 and took effect in late 2017 and early 2018. These amendments impact the manner in which servicers are required to communicate with borrowers who are in bankruptcy or have applied for loss mitigation, and also provide additional protections for successors in interest.
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
We operate in a highly competitive market. Our profitability depends, in large part, on our ability to acquire a sufficient supply of our target assets at favorable prices. In acquiring assets, we compete with a variety of investors, including other mortgage REITs, specialty finance companies, public and private investment funds, asset managers, commercial and investment banks, broker-dealers, commercial finance and insurance companies, the GSEs, mortgage servicers and other financial institutions. Many of our competitors are substantially larger and have greater financial, technical, marketing and other resources than we do. Certain competitors may also have a broader investment mandate or higher risk tolerance, which may allow them to consider a wider variety of potential investments. Additionally, we may face competition from governmental actions and initiatives designed to stimulate the U.S. economy and mortgage market. Competition for our target assets may lead to the price of such assets increasing and their availability decreasing, which may limit our ability to generate desired returns, reduce our earnings and, in turn, decrease the cash available for distribution to our stockholders.
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
As described above, we intend to conduct operations so that we are not required to register as an investment company under the 1940 Act. Although we monitor our portfolio and our activities periodically, there can be no assurance that we will be able to maintain our exemption from investment company registration under the 1940 Act. The SEC has previously solicited public comment on a wide range of issues relating to the exemptions set forth in Section 3(c)(5)(C) of the 1940 Act, including what types of assets should be deemed qualifying interests and whether REITs that invest in RMBS should be regulated in a manner similar to investment companies. Although we believe that we are properly relying on Section 3(c)(5)(C) to exempt us from regulation under the 1940 Act, any modifications to the 1940 Act exemption rules or interpretations may require us to change our business and operations in order for us to continue to rely on such exemption. Additionally, any uncertainty regarding our 1940 Act exemption could negatively impact our ability to raise capital, borrow money, or engage in certain other types of business transactions, which could materially and adversely affect our business, operations, and financial condition. There can be no assurance that the rules, regulations and interpretations governing the exemptions available under the 1940 Act will not change in a manner that adversely affects our operations. If we were no longer able to qualify for exemptions from registration under the 1940 Act, we could be required to restructure our activities or the activities of our subsidiaries, including effecting sales of assets in a manner that, or at a time when, we would not otherwise choose, which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions. Such sales could occur during adverse market conditions, and we could be forced to accept prices below that which we believe are appropriate. The loss of our 1940 Act exemptions may also result in a default under or permit certain of our counterparties to terminate the many repurchase agreements, financing facilities or other agreements we have in place, including permitting PRCM Advisers to terminate our management agreement. The termination of any of these agreements could result in a material adverse effect on our business and results of operations.
Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exemption from the 1940 Act.
If the market value or income potential of our assets declines as a result of increased interest rates, prepayment rates, general market conditions, government actions or other factors, we may need to increase our real estate assets and income or liquidate our non-qualifying assets in order to maintain our REIT qualification or our exemption from the 1940 Act. If the decline in real estate asset values or income occurs quickly, this may be difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of certain assets we own, including MSR. We may have to make decisions that we otherwise would not make absent the REIT and 1940 Act considerations.
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

Any illiquidity in our assets may make it difficult for us to sell such assets if the need or desire arises. Unlike equity securities, bonds or other exchange-traded instruments with highly liquid markets, the ability to quickly sell certain of our target assets, such as certain securities and MSR, may be constrained by a number of factors, including a small number of willing buyers, lack of transparency as to current market terms and price, and time delays resulting from the buyer’s desire to conduct due diligence on the assets, negotiation of a purchase and sale agreement, compliance with any applicable contractual or regulatory requirements, and for certain assets like MSR, the need for certain approvals from the investor in the underlying mortgage loan (e.g., Fannie Mae or Freddie Mac), all of which can result in a sale process that takes several weeks or months. Moreover, certain of our assets may not be registered under the relevant securities laws, resulting in prohibitions against their transfer, sale, pledge or their disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws. Consequently, even if we identify a buyer for certain of our securities and MSR, there is no assurance that we would be able to sell such assets in a timely manner if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may be forced to sell our assets at a price that is significantly less than the value at which we previously attributed to such assets.
Assets that are illiquid are typically more difficult and costly to finance. As a result, we may be required to finance the assets at unattractive rates or hold them on our balance sheet without the use of leverage. Assets tend to become less liquid during times of financial stress, which is often the time that liquidity is most needed. To the extent that we use leverage to finance assets that later become illiquid, we may lose that leverage if the financing counterparty determines that the collateral is no longer sufficient to secure the financing, or the counterparty could reduce the amount of money that it is willing to lend against the asset.
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
Our ability to purchase and hold assets is affected by our ability to secure repurchase agreements and other credit facilities on acceptable terms. We currently have repurchase agreements, revolving credit facilities and other credit facilities in place with several counterparties, including national banks and the FHLB. In the future, we may enter into additional or increase commitment amounts under our existing repurchase agreements, revolving credit facilities and credit facilities, but we can provide no assurance that lenders will be willing or able to provide us with sufficient financing through the repurchase markets or otherwise. In addition, with respect to MSR financing, there can be no assurance that the GSEs will consent to such transactions. Because repurchase agreements and similar credit facilities are generally short-term commitments of capital, changes in conditions in the financing markets may make it more difficult for us to secure continued financing during times of market stress. During certain periods of a credit cycle, lenders may lose their ability or curtail their willingness to provide financing. If we are not able to arrange for replacement financing on acceptable terms, or if we default on our covenants or are otherwise unable to access funds under any of our repurchase agreements and credit facilities, we may have to curtail our asset acquisition activities and/or dispose of assets.
Our ability to efficiently access financing through our repurchase agreements may be adversely impacted by counterparty requirements regarding the type of assets that may be sold and the timing and process for such sales. In order for us to borrow funds under our repurchase agreements, counterparties must first review the assets for which we are seeking financing and approve such assets in their sole discretion. This review and approval process may delay the timing in which funding may be provided, or preclude funding altogether. For MSR, delays may also occur due to the need to obtain GSE approval of the collateral to be posted, the need for third party valuations of the MSR collateral or the agreement of the relevant servicing party to be party to the financing agreement.
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
In January 2016, the FHFA issued a final rule that excluded captive insurers from ongoing FHLB membership. Our subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, is a licensed captive insurer and has been a member of the FHLB of Des Moines since 2013. Pursuant to the final rule, TH Insurance will be allowed to remain an FHLB member through February 19, 2021. During this grace period, any new advances or renewals that mature beyond the grace period will be prohibited. However, any existing advances that mature beyond this grace period will be permitted to remain in place subject to their terms insofar as TH Insurance maintains good standing with the FHLB. If any new advances or renewals occur, TH Insurance’s outstanding advances will be limited to forty percent of its assets. While our reliance upon the FHLB as a source of financing has diminished in recent years relative to alternative sources of funding, we cannot assure you that, in the future, we will be able to obtain financing on terms similar to the FHLB, if at all, which could have material adverse impact on our business.
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

Although we generally seek to reduce our exposure to lender concentration-related risk by entering into repurchase agreements and other credit facilities with multiple counterparties, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. To the extent that the number of or net exposure under our lending arrangements may become concentrated with one or more lenders, the adverse impacts of defaults or terminations by such lenders may be significantly greater. As of December 31, 2018, repurchase agreement and other lenders for whom our net exposure (generally, the value of assets sold under repurchase agreements or posted as loan collateral, less the amount of the associated liabilities) exceeded 5% of stockholders’ equity included the Royal Bank of Canada. See Note 10 - Repurchase Agreements and Note 12 - Federal Home Loan Bank of Des Moines Advances to the consolidated financial statements, included in this Annual Report on Form 10-K, for additional information.
Our inability to meet certain financial covenants related to our repurchase agreements, revolving credit facilities or other credit facilities could adversely affect our financial condition, results of operations and cash flows.
In connection with certain of our repurchase agreements, revolving credit facilities and other credit facilities, we are required to comply with certain financial covenants, the most restrictive of which are disclosed within Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Annual Report on Form 10-K. Compliance with these financial covenants will depend on market factors and the strength of our business and operating results. Various risks, uncertainties and events beyond our control could affect our ability to comply with the financial covenants. Failure to comply with our financial covenants could result in an event of default, termination of the lending facility, acceleration of all amounts owing under the lending facility, and may give the counterparty the right to exercise certain other remedies under the lending agreement, including without limitation the sale of the asset subject to repurchase at the time of default, unless we were able to negotiate a waiver. Any such waiver could be conditioned on an amendment to the lending agreement and any related guaranty agreement on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance our assets under a new lending facility on favorable terms or at all, our financial condition, results of operations, cash flows and ability to pay dividends could be adversely affected.
If a counterparty to a repurchase agreement defaults on its obligation to resell the underlying security back to us at the end of the purchase agreement term, or if the value of the underlying asset has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we may incur losses.
When we enter into repurchase agreements, we sell the assets to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the repurchase agreement. Because the cash that we receive from the lender when we initially sell the assets to the lender is less than the value of those assets (the difference being the “haircut”), if the lender defaults on its obligation to resell the same assets back to us, we would incur a loss on the repurchase agreement equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also incur losses on a repurchase agreement if the value of the underlying assets has declined as of the end of the repurchase agreement term, because we would have to repurchase the assets for their initial value but would receive assets worth less than that amount. Further, if we default on our obligations under a repurchase agreement, the lender will be able to terminate the repurchase agreement and cease entering into any other repurchase agreements with us. Typically, our repurchase agreements contain cross-default provisions, so that if a default occurs under any repurchase agreement, lenders can also declare a default with respect to all other repurchase agreements. If a default occurs under any of our repurchase agreements and a lender terminates one or more of its repurchase agreements, we may need to enter into replacement repurchase agreements with different lenders. There can be no assurance that we will be successful in entering into such replacement repurchase agreements on the same terms as the repurchase agreements that were terminated or at all. Any losses that we incur on our repurchase agreements could adversely affect our earnings and thus our cash available for distribution to stockholders.
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
Computer malware, viruses, hacking and phishing attacks have become more prevalent and sophisticated in recent years and we are from time to time the target of attempted cyber threats. We continuously monitor and develop our information technology networks and infrastructure to prevent , detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Despite these security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, disrupt our trading activities or damage our reputation, which could have a material adverse effect on our financial results and negatively affect the market price of our common stock and our ability to pay dividends to stockholders.

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
The occurrence of natural disasters, terrorist attacks or a significant adverse climate changes may cause a sudden decrease in the value of real estate in the area or areas affected and would likely reduce the value of the properties securing the mortgages collateralizing our non-Agency securities or underlying our MSR. Because certain natural disasters may not be covered by the standard hazard insurance policies maintained by borrowers (such as hurricanes or certain flooding), or the proceeds payable under any such policy are not sufficient to cover the related repairs, the affected borrowers may have to pay for any repairs themselves. Under these circumstances, borrowers may decide not to repair their property or may stop paying their mortgages. This would likely cause defaults and credit loss severities to increase and would negatively impact our securities and MSR portfolios.
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
For example, any legislation intended to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans, including those underlying our Agency RMBS, non-Agency securities and MSR. Mortgage servicers may be required or otherwise incentivized by the Federal or state governments to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. Similarly, legislation delaying the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limiting the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans may also reduce the value of mortgage loans underlying our Agency RMBS and non-Agency securities. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a consequence of the foregoing matters, our business, financial condition and results of operations may be adversely affected.
In addition, in connection with our ownership of MSR, we possess personally identifiable information that is shared with third party service providers, including our sub-servicers, as required or permitted by law. In the event the information technology networks and infrastructure of our third party service providers is breached, we may be liable for losses suffered by individuals whose personal information is stolen as a result of such breach and any such liability could be material. Even if we are not liable for such losses, any breach of these third party systems could expose us to material costs related to notifying affected individuals or other parties and providing credit monitoring services, as well as to regulatory fines or penalties. In addition, any breach of these systems could disrupt our normal business operations and expose us to reputational damage or adversely impact our financial condition and results of operations.

We may be subject to fines, penalties or other enforcement actions based on the conduct of third-party mortgage loan servicers who service the loans underlying the MSR we acquire, which could adversely impact our results of operations, financial condition and business.
We contract with third-party mortgage loan servicers to perform the actual day-to-day servicing obligations on the mortgage loans underlying our MSR. We and the mortgage loan servicers operate in a highly regulated industry and are required to comply with various federal, state and local laws and regulations. Although the servicing activity is conducted primarily in the name of the mortgage loan servicers, to the extent these servicers fail to comply with applicable laws and regulations, we could be subject to governmental actions such as denial, suspension or revocation of licenses, be fined or incur losses or be subject to lawsuits, any of which could adversely impact our business, financial condition, results of operations and our ability to make distributions to our stockholders. While some of these laws and regulations may not explicitly hold us responsible for the legal violations of third party servicers, federal and state agencies have increasingly sought to impose such liability. Accordingly, the conduct of third-party mortgage loan servicers or our failure to adequately oversee their compliance with these laws and regulations may subject us to increased regulatory risk and could result in regulatory fines, penalties, civil liabilities or other limitations in our ability to acquire and manage MSR. Further, it is possible that a third-party servicer’s failure to comply with the new and evolving servicing rules or standards could adversely affect the value of our MSR.
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
Owners of Agency RMBS are protected from the risk of default on the underlying mortgages by guarantees from Fannie Mae, Freddie Mac or, in the case of the Ginnie Mae, the U.S. government. However, we also own non-Agency securities, which are backed by residential real property but, in contrast to Agency RMBS, the principal and interest payments are not guaranteed by GSEs or the U.S. government. Our non-Agency securities are therefore particularly sensitive to recessions and declining real estate values.
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

Changes in inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of our assets and financial obligations that are linked to LIBOR.
LIBOR and other “benchmark” indices have been the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. In particular, regulators and law enforcement agencies in the U.K. and elsewhere are conducting criminal and civil investigations into whether the banks that contributed information to the British Bankers’ Association, or BBA, in connection with the daily calculation of LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, in July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.
At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the U.K. or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” index as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any of our securities based on or linked to such a “benchmark.”
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
It may be uneconomical to roll our TBA dollar roll transactions or we may be unable to meet margin calls on our TBA contracts, which could negatively affect our financial condition and results of operations.
We utilize TBA dollar roll transactions as a means of investing in and financing Agency RMBS. TBA contracts enable us to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of collateral, but the specific securities to be delivered are not identified until shortly before the TBA settlement date. Prior to settlement of the TBA contract we may choose to move the settlement of the securities to a later date by entering into an offsetting position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contact for a later settlement date, collectively referred to as a “dollar roll”. The Agency RMBS purchased for a forward settlement date under the TBA contracts are typically priced at a discount to Agency RMBS for settlement in the current month. This difference (or discount) is referred to as the “price drop.” The price drop is the economic equivalent of net interest carry income on the underlying Agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as a “dollar roll income.” Consequently, dollar roll transactions and such forward purchase of Agency RMBS represent a form of off-balance sheet financing and increase our “at-risk” leverage.
Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the Agency RMBS purchase for a forward settlement date under TBA contracts are priced at a premium to Agency RMBS by the Fed could adversely impact the dollar roll market. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division (“MBSD”) of the FICC, we are subject to margin calls on our TBA contracts. Further, our prime brokerage agreements may require us to post additional margin above the levels established by the MBSD. Negative carry income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our financial condition and results of operations.
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
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. For example, the Federal Reserve continued to modestly raise the federal funds target rate in 2017 and 2018, though has more recently communicated a roughly balanced outlook. We cannot predict the impact that recent rate increases, or any future actions or non-actions with respect to the federal funds rate, may have on the markets or the economy. Interest rate fluctuations present a variety of risks, including the risk of a narrowing of the difference between asset yields and borrowing rates, flattening or inversion of the yield curve and fluctuating prepayment rates.
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
Our MSR are recorded at fair value on our consolidated balance sheets based upon significant estimates and assumptions. The determination of the fair value of MSR requires our management to make numerous estimates and assumptions. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with MSR based upon assumptions involving interest rates as well as the prepayment rates, delinquencies and foreclosure rates of the underlying mortgage loans. The ultimate realization of the value of MSR may be materially different than the fair values of such MSR as may be reflected in our consolidated balance sheets as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Accordingly, there may be material uncertainty about the fair value of any MSR we acquire.
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
The current term of the management agreement expires on October 28, 2019 and will automatically renew for successive one-year terms unless terminated by us or PRCM Advisers as set forth in the management agreement. If the management agreement is terminated and no suitable replacement is found to manage Two Harbors or we are unable to hire our own qualified employees, we may not be able to continue to execute our business plan.
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
We are subject to conflicts of interest arising out of our relationship with Pine River and its affiliates, including PRCM Advisers. PRCM Advisers is wholly owned by Pine River. Each of Thomas Siering (a director, and our Chief Executive Officer and President), and Bill Roth (a director, and our Chief Investment Officer) is a partner and owner of equity interests in Pine River. All of our other executive officers are employees of Pine River. As a result, the management agreement with PRCM Advisers was negotiated between related parties, and its terms, including fees payable to PRCM Advisers, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with PRCM Advisers.
The management agreement with PRCM Advisers does not prevent PRCM Advisers and its affiliates from engaging in additional management or investment opportunities. Pine River and its affiliates, including PRCM Advisers, may engage in additional management or investment opportunities that have overlapping objectives with us, and thus face conflicts in the allocation of resources between us, any other funds they manage and for their own accounts. For example, Pine River serves as the external manager for Granite Point Mortgage Trust Inc. (NYSE: GPMT) (“Granite Point”). In 2017, we contributed our commercial real estate business to Granite Point and subsequently distributed to our common stockholders the shares of Granite Point common stock that we received in connection with that contribution. Each of Thomas Siering and Bill Roth serves as a director of Granite Point, and a number of Pine River non-investment personnel who provide services to Two Harbors have also continued to provide support to Granite Point’s operations.
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
Termination of the management agreement with PRCM Advisers without cause is difficult and costly. We have the right to terminate for cause; however, the term “cause” is limited to certain specifically described circumstances. In the absence of cause, we may only terminate it after October 28, 2019, upon the vote of at least two-thirds of all of our independent directors or by a vote of the holders of a majority of the outstanding shares of our common stock, and only for the reasons set forth in the management contract. Additionally, upon a termination by Two Harbors without cause (or upon a termination by PRCM Advisers due to our material breach), the management agreement requires us to pay PRCM Advisers a termination payment equal to three times the sum of the average annual base management fee received by PRCM Advisers during the 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter. This provision increases the effective cost to us of terminating our relationship with PRCM Advisers, even if we believe that PRCM Advisers’ performance is not satisfactory.

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
We have 450,000,000 authorized shares of common stock and we may increase our authorized common stock without stockholder approval. As of December 31, 2018, 248,085,721 shares of common stock were issued and outstanding. In May 2015, our stockholders approved our Second Restated 2009 Equity Incentive Plan, or the Plan, which provides for grants of restricted common stock and other equity-based awards, subject to a ceiling of 6,500,000 shares available for issuance under the Plan. As of December 31, 2018, an aggregate of 2,125,725 shares of common stock remained available for issuance to our independent directors and Pine River employees pursuant to the Plan. Additionally, shares of our common stock have also been reserved for issuance in connection with the conversion of our 6.25% convertible senior notes due January 2022 and our Series A, Series B, Series C, Series D and Series E preferred stock.
We cannot predict the effect, if any, of future issuances or sales of our common stock on the market price of our common stock. We also cannot predict the amounts and timing of restricted stock awards to be issued pursuant to the Plan, nor can we predict the amount and timing of any conversions of our 6.25% convertible senior notes due January 2022 or our Series A, Series B Series C, Series D and Series E preferred stock into shares of our common stock. Any stock awards or conversions resulting in the issuance of substantial amounts of common stock, or the perception that such awards or conversions could occur, may adversely affect the market price for our common stock.
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
In order to grow our business, we may rely on additional issuances of securities which may rank senior and/or be dilutive to our stockholders. For example, in 2017, we completed an offering of senior unsecured notes due January 2022 that are convertible into shares of our common stock at the election of the noteholder. In addition, our Series A, Series B Series C, Series D and Series E preferred shares may be converted into shares of our common stock following the occurrence of certain events, as set forth in the Articles Supplementary for each series. Any election by noteholders or preferred stockholders to convert their notes or preferred shares into shares of our common stock will dilute the interests of other common stockholders. In addition, upon liquidation, holders of our debt securities would receive a distribution of our available assets before holders of our shares.

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
We operate in a manner that will enable us to qualify as a REIT and have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2009. We have not requested and do not intend to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT. The U.S. federal income tax laws governing REITs and the assets they hold are complex, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To continue to qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and income, the ownership of our outstanding shares, and the amount of our distributions. Moreover, new legislation, court decisions, administrative guidance or actions by federal agencies or others to modify or re-characterize our assets, as a whole or in part, as other than real estate assets, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we intend to operate so that we qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.
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
In order to continue to qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and designated real estate assets, including certain mortgage loans and shares in other REITs. Subject to certain exceptions, our ownership of securities, other than government securities and securities that constitute real estate assets, generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets, other than government securities and securities that constitute real estate assets, can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter after the first calendar quarter for which we qualified as a REIT, we must generally correct such failure within 30 days after the end of such calendar quarter to avoid losing our REIT qualification. As a result, we may be required to liquidate otherwise profitable assets prematurely, which could reduce our return on assets, which could adversely affect our results of operations and financial condition.
The Protecting Americans from Tax Hikes Act of 2015 changed certain aspects of the U.S. federal income tax rules applicable to REITs. In particular, the act reduced the maximum allowable value of assets attributable to our TRSs from 25% to 20%, which is applicable with respect to tax years beginning after December 31, 2017. In addition, the act adjusted the way we may calculate certain earnings and profits calculations to avoid double taxation at the stockholder level. These modifications could result in changes in our tax positions or investments and may adversely impact our financial condition and results of operations.

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
We may utilize TBAs as a means of investing and financing Agency RMBS. There is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test. We intend to treat our TBAs as qualifying assets for purposes of the 75% asset test, to the extent set forth in an opinion from Sidley Austin LLP substantially to the effect that, for purposes of the 75% asset test, our ownership of a TBA should be treated as ownership of the underlying Agency RMBS, and to treat income and gains from our TBAs as qualifying income for purposes of the gross income test, to the extent set forth in an opinion from Sidley Austin LLP substantially to the effect that, for purposes of the gross income test, any gain recognized by us in connection with the settlement of our TBAs should be treated as gain from the sale or disposition of the underlying Agency RMBS. Such opinions of counsel are not binding on the IRS, and there can be no assurance that the IRS will not successfully challenge the conclusions set forth therein. In addition, the opinion of Sidley Austin LLP is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. If the IRS were to successfully challenge the opinion of Sidley Austin LLP, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.
Although our use of TRSs may be able to partially mitigate the impact of meeting the requirements for qualification as a REIT, our ownership of and relationship with our TRSs is limited and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. Other than certain activities relating to lodging and healthcare facilities, a TRS generally may engage in any business and may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis.
Our TRSs will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to Two Harbors but are not required to be distributed to Two Harbors. We anticipate that the aggregate value of the securities of our TRSs will be less than 20% of the value of our total assets (including our TRS securities). Furthermore, we intend to monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we will review all of our transactions with TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% limitation or to avoid application of the 100% excise tax discussed above.
As discussed above, the Protecting Americans from Tax Hikes Act of 2015 reduced the maximum allowable value of assets attributable to our TRSs from 25% to 20%, which is applicable with respect to tax years beginning after December 31, 2017. This modification, as well as other changes promulgated by the act, could result in changes in our tax positions or investments and may adversely impact our financial condition and results of operations.
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
The Tax Cuts and Jobs Act of 2017 (“TCJA”) made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Pursuant to the TCJA, as of January 1, 2018, the highest marginal individual income tax rate is reduced to 37%. In addition, individuals, estates and trusts may deduct up to 20% of certain pass-through income, including ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income,” subject to complex limitations. For taxpayers qualifying for the full deduction, the effective maximum tax rate on ordinary REIT dividends would be 29.6% (through taxable years ending in 2025). The maximum rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests is also reduced from 35% to 21%. There can be no assurance as to how these or any other tax rate changes in the future will impact the attractiveness of an investment in our shares or the value of our securities.
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
The TCJA made many significant changes to the U.S. federal income tax laws applicable to businesses, including REITs, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. Pursuant to the TCJA, as of January 1, 2018, the federal income tax rate applicable to corporations was reduced to 21% and the corporate alternative minimum tax was repealed. In addition, the deduction of net interest expense is limited for all businesses; provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives. This limitation could adversely affect our TRSs.
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

We could incur adverse tax consequences if CYS failed to qualify as a REIT for U.S. federal income tax purposes.
In connection with our acquisition of CYS, we assumed, based on public filings, that CYS has qualified as a REIT for U.S. federal income tax purposes prior to the completion of the merger pursuant to that certain Agreement and Plan of Merger, dated April 25, 2018, by and among us, Eiger Merger Subsidiary LLC, or Merger Sub, and CYS pursuant to which, on July 31, 2018, Merger Sub merged with and into CYS, with CYS continuing as the surviving corporation. This merger resulted in CYS becoming our indirect, wholly owned subsidiary. However, if CYS failed to qualify as a REIT, we and Merger Sub generally would succeed to or incur significant tax liabilities (including the significant tax liability that would result from the deemed sale of assets by CYS pursuant to the merger), and we could possibly lose our REIT status should disqualifying activities continue after the acquisition.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal place of business is located at 575 Lexington Avenue, Suite 2930, New York, New York 10022. We also have offices located at 601 Carlson Parkway, Suite 1400, Minnetonka, Minnesota 55305, 8625 Tamiami Trail North, Naples, Florida 34108 and 10 CityPoint, Waltham, Massachusetts 02451. In accordance with the shared facilities and services agreement between PRCM Advisers and Pine River, we may from time to time utilize additional Pine River office space in Minnetonka and New York.
In New York, we lease 5,103 square feet of office space pursuant to a lease that expires in August 2023. Additionally in New York, we lease, and are subleasing to an unaffiliated third party through March 2019, 8,934 square feet of office space at a different location pursuant to a lease that expires in April 2019. In Minnetonka, we lease 27,982 square feet of office space pursuant to a lease that expires in June 2022. In Naples, we lease 4,522 square feet of office space pursuant to a lease that expires in May 2021. In Waltham, we lease, and are subleasing to an unaffiliated third party through June 2019, 9,942 square feet of office space pursuant to a lease that expires in July 2023.

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

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information
Our common stock is listed on the NYSE under the symbol “TWO”. As of February 22, 2019, 251,080,610 shares of common stock were issued and outstanding.
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
The following table shows the high and low sales prices for our common stock, adjusted on a retroactive basis to reflect the reverse stock split, as reported on the NYSE during the calendar years ended December 31, 2018 and 2017:

Quarter Ended	Common Stock
2018	High	Low
December 31	$15.06	$12.63
September 30	$16.23	$14.48
June 30	$16.27	$15.02
March 31	$16.30	$13.85
2017
December 31	$20.42	$15.21
September 30	$20.51	$19.16
June 30	$21.08	$19.10
March 31	$19.64	$17.02

Holders
As of February 21, 2019, there were 639 registered holders and approximately 118,265 beneficial owners of our common stock.

Dividends
The following table, which has been adjusted to reflect the reverse stock split, presents cash dividends declared on our common stock for the years ended December 31, 2018 and 2017:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 18, 2018	December 31, 2018	January 28, 2019	$0.47000
September 20, 2018	October 1, 2018	October 29, 2018	$0.31163
July 13, 2018	July 25, 2018	July 30, 2018	$0.15837
June 19, 2018	June 29, 2018	July 27, 2018	$0.47000
March 20, 2018	April 2, 2018	April 27, 2018	$0.47000
December 14, 2017	December 26, 2017	December 29, 2017	$0.47000
September 14, 2017	September 29, 2017	October 27, 2017	$0.52000
June 15, 2017	June 30, 2017	July 27, 2017	$0.52000
March 14, 2017	March 31, 2017	April 27, 2017	$0.50000

All dividend distributions are authorized by our board of directors, in its discretion, and will depend on such items as our REIT taxable earnings, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on our common stock. Dividends cannot be paid on our common stock unless we have paid full cumulative dividends on all classes of our preferred stock. We have paid full cumulative dividends on all classes of our preferred stock from the respective dates of issuance through December 31, 2018. We intend to continue to pay quarterly dividends on our common stock and to distribute on our common stockholders as dividends 100% of our REIT taxable income, continue to on an annual basis.
We have not established a minimum dividend distribution level for our common stock. See Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Annual Report on Form 10-K for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends in 2019 and thereafter.
Our stock transfer agent and registrar is Equiniti Trust Company. Requests for information from Equiniti Trust Company can be sent to Equiniti Trust Company, P.O. Box 64874, St. Paul, MN 55164-0874 and their telephone number is 1-800-468-9716.

Securities Authorized for Issuance under Equity Compensation Plans
Our Second Restated 2009 Equity Incentive Plan was adopted by our board of directors and approved by our stockholders for the purpose of enabling us to provide equity compensation to attract and retain qualified directors, officers, advisers, consultants and other personnel, including affiliates and personnel of PRCM Advisers and its affiliates, and any joint venture affiliates of ours. The Plan is administered by the compensation committee of our board of directors and permits the granting of restricted shares of common stock, phantom shares, dividend equivalent rights and other equity-based awards. For a detailed description of the Plan, see Note 17 - Equity Incentive Plan of the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.
The following table presents certain information about the Plan as of December 31, 2018:

	December 31, 2018
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders (1)	—	$—	2,125,725
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	2,125,725
___________________

(1)	For a detailed description of the Plan, see Note 17 - Equity Incentive Plan of the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

Performance Graph
The following graph compares the stockholder’s cumulative total return, assuming $100 invested at December 31, 2013, with all reinvestment of dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor’s 500 Stock Index, or S&P 500; and (iii) the stocks included in the Bloomberg REIT Mortgage Index.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Two Harbors Investment Corp.,
S&P 500 and Bloomberg REIT Mortgage Index

	December 31,
Index	2018	2017	2016	2015	2014
Two Harbors Investment Corp.	$146.62	$163.79	$129.51	$107.80	$119.47
S&P 500	$150.27	$157.17	$129.02	$115.24	$113.68
Bloomberg REIT Mortgage Index	$153.65	$158.25	$131.58	$107.61	$119.43

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our board of directors has adopted a share repurchase program that allows for the repurchase of up to an aggregate of 37,500,000 shares of our common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of December 31, 2018, a total of 12,067,500 shares had been repurchased under the program for an aggregate cost of $200.4 million. We did not repurchase shares during the three and twelve months ended December 31, 2018.

Item 6. Selected Financial Data
Our selected financial data set forth below should be read in conjunction with our consolidated financial statements and the accompanying notes included under Item 8 of this Annual Report on Form 10-K. Certain amounts for prior periods have been reclassified to conform to the 2018 presentation. All per share amounts and common shares outstanding for all periods presented have been adjusted on a retroactive basis to reflect the one-for-two reverse stock split effected on November 1, 2017.

(in thousands)	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Interest income:
Available-for-sale securities (1)	$847,325	$631,853	$414,050	$458,515	$506,268
Residential mortgage loans held-for-investment in securitization trusts	—	102,886	133,993	95,740	41,220
Other (1)	22,707	10,350	27,037	38,624	29,719
Total interest income	870,032	745,089	575,080	592,879	577,207
Interest expense:
Repurchase agreements (1)	469,437	210,430	88,850	72,653	76,177
Collateralized borrowings in securitization trusts	—	82,573	97,729	57,216	26,760
Federal Home Loan Bank advances	20,417	36,911	26,101	11,921	4,513
Revolving credit facilities	10,820	2,341	604	—	—
Convertible senior notes	18,997	17,933	—	—	—
Total interest expense	519,671	350,188	213,284	141,790	107,450
Net interest income	350,361	394,901	361,796	451,089	469,757
Other-than-temporary impairment losses	(470)	(789)	(1,822)	(535)	(392)
Other (loss) income:
(Loss) gain on investment securities (1)	(341,312)	(34,695)	(107,374)	363,379	87,201
Servicing income	343,096	209,065	143,579	127,398	128,160
Loss on servicing asset	(69,033)	(91,033)	(83,531)	(99,584)	(128,388)
Gain (loss) on interest rate swap, cap and swaption agreements	16,043	(9,753)	45,371	(210,621)	(345,647)
(Loss) gain on other derivative instruments	(54,857)	(70,159)	99,379	(5,049)	(17,529)
Other income (loss)	3,037	30,141	9,964	(7,686)	35,836
Total other (loss) income	(103,026)	33,566	107,388	167,837	(240,367)
Expenses:
Management fees	30,272	40,472	39,261	49,116	48,803
Servicing expenses	61,136	35,289	32,119	28,028	25,925
Securitization deal costs	—	—	6,152	8,971	4,638
Other operating expenses	62,983	54,160	56,605	56,764	56,231
Merger transaction costs (1)	86,703	—	—	—	—
Restructuring charges (1)	8,238	—	2,990	—	—
Total expenses	249,332	129,921	137,127	142,879	135,597
(Loss) income from continuing operations before income taxes	(2,467)	297,757	330,235	475,512	93,401
Provision for (benefit from) income taxes	41,823	(10,482)	12,314	(16,560)	(73,738)
Net (loss) income from continuing operations	(44,290)	308,239	317,921	492,072	167,139
Income from discontinued operations, net of tax	—	44,146	35,357	138	—
Net (loss) income	(44,290)	352,385	353,278	492,210	167,139
Income from discontinued operations attributable to noncontrolling interest	—	3,814	—	—	—
Net (loss) income attributable to Two Harbors Investment Corp.	(44,290)	348,571	353,278	492,210	167,139
Dividends on preferred stock	65,395	25,122	—	—	—
Net (loss) income attributable to common stockholders	$(109,685)	$323,449	$353,278	$492,210	$167,139
____________________

(1)
During the year-ended December 31, 2018, the activity disclosed within was impacted by the acquisition of CYS, on July 31, 2018. Refer to Note 3 - Acquisition of CYS Investments, Inc. for further information.

(in thousands, except share data)	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Basic (loss) earnings per weighted average share:
Continuing operations	$(0.53)	$1.62	$1.83	$2.70	$0.91
Discontinued operations	—	0.23	0.20	—	—
Net (loss) income	$(0.53)	$1.85	$2.03	$2.70	$0.91
Diluted (loss) earnings per weighted average share:
Continuing operations	$(0.53)	$1.60	$1.83	$2.70	$0.91
Discontinued operations	—	0.21	0.20	—	—
Net (loss) income	$(0.53)	$1.81	$2.03	$2.70	$0.91
Dividends declared per common share	$1.88	$2.01	$1.86	$2.08	$2.08
Weighted average number of shares of common stock:
Basic	206,020,502	174,433,999	174,036,852	182,623,869	183,005,928
Diluted	206,020,502	188,133,341	174,036,852	182,623,869	183,005,928
Comprehensive (loss) income:
Net (loss) income	$(44,290)	$352,385	$353,278	$492,210	$167,139
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities, net	(233,914)	135,586	(159,834)	(496,728)	411,054
Other comprehensive (loss) income	(233,914)	135,586	(159,834)	(496,728)	411,054
Comprehensive (loss) income	(278,204)	487,971	193,444	(4,518)	578,193
Comprehensive income attributable to noncontrolling interest	—	3,814	—	—	—
Comprehensive (loss) income attributable to Two Harbors Investment Corp.	(278,204)	484,157	193,444	(4,518)	578,193
Dividends on preferred stock	65,395	25,122	—	—	—
Comprehensive (loss) income attributable to common stockholders	$(343,599)	$459,035	$193,444	$(4,518)	$578,193

	At December 31,
(in thousands)	2018	2017	2016	2015	2014
Available-for-sale securities	$25,552,604	$21,220,819	$13,116,171	$7,825,320	$14,341,102
Mortgage servicing rights	$1,993,440	$1,086,717	$693,815	$493,688	$452,006
Total assets	$30,132,479	$24,789,313	$20,112,056	$14,575,772	$21,084,309
Repurchase agreements	$23,133,476	$19,451,207	$8,865,184	$4,948,926	$12,932,463
Federal Home Loan Bank advances	$865,024	$1,215,024	$4,000,000	$3,785,000	$2,500,000
Total stockholders’ equity	$4,254,489	$3,571,424	$3,401,112	$3,576,561	$4,068,042

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
We generally view our target assets in two strategies that are based on our core competencies of understanding and managing prepayment and credit risk. Our rates strategy includes assets that are sensitive to changes in interest rates and prepayment speeds, specifically Agency RMBS and MSR. Our credit strategy includes assets with inherent credit risk, including non-Agency securities. Other assets include financial and mortgage-related assets other than the target assets in our rates and credit strategies, including certain non-hedging transactions that may produce non-qualifying income for purposes of the REIT gross income tests.
As opportunities in the residential mortgage marketplace change, we continue to evolve our business model. From a capital allocation perspective, we expect to continue to increase our allocation towards MSR over time and allocate capital towards Agency RMBS based on opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. Within our non-Agency securities portfolio, we have a substantial emphasis on “legacy” securities, which consist of securities issued prior to 2009. We have also allocated capital towards “new issue” non-Agency securities, which we believe have enabled us to find attractive returns and further diversify our non-Agency securities portfolio.
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
On April 26, 2018, we announced that we had entered into a definitive merger agreement pursuant to which we would acquire CYS Investments, Inc., or CYS, a Maryland corporation investing in primarily Agency RMBS and treated as a REIT for U.S. federal income tax purposes. The transaction was approved by the stockholders of both Two Harbors and CYS on July 27, 2018, and the merger was completed on July 31, 2018, at which time CYS became our wholly owned subsidiary. In exchange for all of the shares of CYS common stock outstanding immediately prior to the effective time of the merger, we issued approximately 72.6 million new shares of common stock, as well as aggregate cash consideration of $15.0 million, to CYS common stockholders. In addition, we issued 3 million shares of newly classified Series D cumulative redeemable preferred stock and 8 million shares of newly classified Series E cumulative redeemable preferred stock in exchange for all shares of CYS’s Series A and Series B cumulative redeemable preferred stock outstanding prior to the effective time of the merger. The financial results of CYS since the closing date of the acquisition have been included in our consolidated financial statements.

We believe our investment model allows management to allocate capital across various sectors within the mortgage market, with a focus on asset selection and the implementation of a relative value investment approach. Our capital allocation decisions factor in the opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, capital allocation reflects management’s flexible approach to investing in the marketplace. The following table provides our capital allocation in each of our investment strategies as of December 31, 2018 and the four immediately preceding period ends:

	As of
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Rates strategy	74%	76%	68%	69%	68%
Credit strategy	26%	24%	32%	31%	32%

As our capital allocation shifts, our annualized yields and cost of financing shift. Our capital allocation at December 31, 2018 was 74% to our rates strategy and 26% to our credit strategy. The increased allocation to our rates strategy during the year was driven by the acquisition of CYS’s Agency portfolio and the continued growth of our MSR portfolio. In 2019, we expect to continue to reallocate capital from Agency RMBS into what we believe are the most attractive investment opportunities, including MSR and non-Agency securities, though we do not have a fixed allocation target between our rates and credit strategies. As previously discussed, our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts (e.g., uncertainty of prepayment speeds, extension risk and credit events).
For the three months ended December 31, 2018, our net yield realized on the portfolio was higher than the most recent period due to the purchase of Agency RMBS at attractive yields and slower prepayment speeds on MSR, offset by an increase in our cost of financing as a result of increases in LIBOR and correlated borrowing rates offered by counterparties. The following table provides the average annualized yield on our assets, including Agency RMBS, non-Agency securities and MSR for the three months ended December 31, 2018, and the four immediately preceding quarters:

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Average annualized portfolio yield (1)	4.14%	3.76%	3.91%	3.77%	3.69%
Cost of financing (2)	2.53%	2.28%	1.98%	1.84%	1.72%
Net portfolio yield	1.61%	1.48%	1.93%	1.93%	1.97%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap and cap interest rate spread.

We seek to deploy moderate leverage as part of our investment strategy. We generally finance our Agency RMBS and non-Agency securities through short- and long-term borrowings structured as repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. We also finance our MSR through repurchase agreements and revolving credit facilities. In addition, in January 2017, we closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022. The notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of our common stock. The notes will mature in January 2022, unless earlier converted or repurchased in accordance with their terms. We do not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses. The majority of these proceeds were used to help fund our MSR assets, which previously had largely been funded with cash. As of December 31, 2018, the notes had a conversion rate of 62.4003 shares of common stock per $1,000 principal amount of the notes.

Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while non-Agency securities and MSR, with less liquidity and/or more exposure to credit risk, utilize lower levels of leverage. As a result, our debt-to-equity ratio is determined by our portfolio mix as well as many additional factors, including the liquidity of our portfolio, the sustainability and price of our financing, diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. Over the past several quarters, we have generally maintained a debt-to-equity ratio range of 5.0 to 6.0 times to finance our securities portfolio and MSR, on a fully deployed capital basis. Our debt-to-equity ratio is directly correlated to the composition of our portfolio; specifically, the higher percentage of Agency RMBS we hold, the higher our debt-to-equity ratio is, while the higher percentage of non-Agency securities and MSR we hold, the lower our debt-to-equity ratio is. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from offerings we conduct. As we allocate capital toward Agency RMBS and deploy financing on MSR, our debt-to-equity ratio may increase beyond 6.0 times in the future. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Repurchase Agreements” for further discussion.
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
We have elected to be treated as a REIT for U.S. federal income tax purposes. To qualify as a REIT we are required to meet certain investment and operating tests and annual distribution requirements. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders, do not participate in prohibited transactions and maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated certain of our subsidiaries as taxable REIT subsidiaries, or TRSs, as defined in the Code, to engage in such activities. We also operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act. While we do not currently originate or service residential mortgage loans, certain of our subsidiaries have obtained the requisite licenses and approvals to own and manage MSR.

Overview
Our efforts in 2018 focused on three strategic objectives that we believe have positioned us for long-term success.

•
Managing an investment portfolio to generate attractive returns with balanced risks. We operate a hybrid REIT model, diversifying our portfolio across Agency RMBS and non-Agency securities in combination with MSR and derivative hedging instruments. We manage to an overall low level of interest rate exposure and leverage relative to our peers. We believe effectively managing an appropriate balance of risks within our portfolio is critical to providing attractive risk-adjusted returns to our stockholders and our ability to adjust our allocations and deploy capital across sectors allows us to optimize portfolio results over time.

•
Continuing to grow shareholder base and market capitalization. In 2018, we completed the acquisition of CYS, growing the company’s market capitalization and shareholder base, increasing the liquidity of the company’s stock and driving expense lower.

•	Maintaining “best in class” corporate governance, investor relations and disclosure practices.

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

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our consolidated balance sheets and statements of comprehensive (loss) income are significantly affected by fluctuations in market prices. At December 31, 2018, approximately 92.5% of our total assets, or $27.9 billion, consisted of financial instruments recorded at fair value. See Note 9 - Fair Value to the consolidated financial statements, included in this Annual Report on Form 10-K, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. Although markets for asset-backed securities, including RMBS, have modestly stabilized since the severe dislocations experienced as a result of the 2008 Financial Crisis, these markets continue to experience volatility and, as a result, our assets and liabilities will be subject to valuation adjustment as well as changes in the inputs we use to measure fair value.
Any temporary change in the fair value of our available-for-sale, or AFS, securities, excluding Agency interest-only mortgage-backed securities, is recorded as a component of accumulated other comprehensive income and does not impact our earnings. Our reported (loss) earnings for U.S. GAAP purposes, or GAAP net (loss) income, is affected, however, by fluctuations in market prices on the remainder of our financial assets and liabilities recorded at fair value, including interest rate swap, cap and swaption agreements and certain other derivative instruments (i.e., TBAs, put and call options for TBAs, Markit IOS total return swaps and inverse interest-only securities), which are accounted for as derivative trading instruments under U.S. GAAP, Agency interest-only mortgage-backed securities and MSR.
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
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. The Company classified 7.0% of its total assets as Level 3 fair value assets at December 31, 2018.

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
Classification and Valuation of Available-for-Sale Securities
Our securities investments consist primarily of Agency RMBS and non-Agency securities that we classify as available-for-sale, or AFS. All assets classified as AFS, excluding Agency interest-only mortgage-backed securities, are reported at estimated fair value with changes in fair value included in accumulated other comprehensive income, a separate component of stockholders’ equity, on an after-tax basis. On July 1, 2015, we elected the fair value option for Agency interest-only securities acquired on or after such date. All Agency interest-only securities acquired on or after July 1, 2015 are carried at estimated fair value with changes in fair value recorded as a component of loss on investment securities in the consolidated statements of comprehensive (loss) income.
When the estimated fair value of an AFS security is less than amortized cost, we consider whether there is an other-than-temporary impairment in the value of the security that is required to be recognized in GAAP net (loss) income. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to whether we (i) have the intent to sell the investment securities, (ii) are more likely than not to be required to sell the investment securities before recovery, or (iii) do not expect to recover the entire amortized cost basis of the investment securities. Investments with unrealized losses are not considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the amortized cost basis of the investments. If an impairment is determined to be solely driven by the inability to fully recover the entire amortized cost basis over the remaining life of the security, the security is further analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, is then recognized in GAAP net (loss) income, while the balance of impairment related to other factors is recognized in other comprehensive (loss) income.
Classification and Valuation of Mortgage Servicing Rights
We account for our MSR at fair value, with changes in fair value recorded in GAAP net (loss) income, rather than at amortized cost. Fair value is generally determined based on prices obtained from third-party pricing providers. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates).
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
Derivatives are primarily used for hedging purposes rather than speculation. We utilize third-party pricing providers and broker quotes to value our financial derivative instruments. If our hedging activities do not achieve their desired results, our reported GAAP net (loss) income may be adversely affected.
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
The Tax Cuts and Jobs Act of 2017 (“TCJA”) significantly changed how the U.S. taxes corporations. The TCJA requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the TCJA and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. We have completed our determination of the accounting implications of the TCJA on our tax accruals and determined there is no impact recorded to our 2018 financial statements. Technical corrections or other amendments of the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. While we do not anticipate a material effect on our operations, we continue to analyze and monitor the application of the TCJA to our business, our peers and the economic environment.

Market Conditions and Outlook
The key macroeconomic factors that impact our business are U.S. residential property prices, national employment rates and the interest rate environment. Home prices continued to increase modestly during the fourth quarter of 2018 and are expected to gradually appreciate over the next several years, albeit at a slower rate. Employment market conditions remain solid as jobless claims, unemployment and payroll data continue to show improvement at this stage of the business cycle, although new job creation has yet to generate excessive wage growth. Other than LTV ratios and cash reserves, we believe employment is the most powerful determinant of homeowners’ ongoing likelihood to pay their mortgages. Home price performance and employment are particularly important to our non-Agency portfolio.
The Federal Reserve raised the federal funds target rate by a total of 100 basis points during 2018, while more recently noting a roughly balanced outlook. The market’s expectations at the end of 2018 were for the Federal Reserve to cease raising rates during 2019. At the same time, due in part to the absence of meaningful inflation, the spread between long and short end interest rates narrowed during 2018 leading to a flat interest rate curve. The Trump administration continues to focus on several issues that could impact interest rates, the U.S. economy and U.S. businesses, including deregulation, trade and taxes. While there is much uncertainty regarding the timing and specifics of many policy changes, any such actions could affect our business. While interest rates have increased, they are still at historically low levels, and the Federal Reserve has reiterated it will take a measured and conservative approach to future interest rate decisions. While the Federal Reserve has begun to reduce its mortgage-backed securities holdings through cessation of reinvesting principal and interest payments, the approach has generally been to move gradually and cautiously.  Mortgage investments could be impacted by a decision to increase or decrease the overall size, or the rate of change, of Federal Reserve’s System Open Market Account (SOMA) mortgage holdings.

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
The following table provides the carrying value of our securities portfolio by product type:

(dollars in thousands)	December 31, 2018		December 31, 2017
Agency
Fixed Rate	$21,665,960	84.6%	18,215,505	85.5%
Hybrid ARM	19,073	0.1%	23,220	0.1%
Total Agency	21,685,033	84.7%	18,238,725	85.6%
Agency Derivatives	70,257	0.3%	90,975	0.4%
Non-Agency
Senior	2,854,731	11.1%	1,956,145	9.2%
Mezzanine	928,632	3.6%	960,865	4.5%
Interest-only securities	84,208	0.3%	65,084	0.3%
Total Non-Agency	3,867,571	15.0%	2,982,094	14.0%
Total	$25,622,861		$21,311,794

Prepayment speeds and volatility due to interest rates
Our Agency RMBS portfolio is subject to inherent prepayment risk. We seek to offset a portion of our Agency pool exposure to prepayment speeds through our MSR and interest-only Agency RMBS portfolios. Generally, a decline in interest rates that leads to rising prepayment speeds will cause the market value of our interest-only securities and MSR to deteriorate, and our fixed coupon Agency pools to increase. The inverse relationship occurs when interest rates increase and prepayments slow. As previously discussed, despite the Federal Reserve raising rates throughout 2017 and 2018, the low interest rate environment is expected to persist in the near term. However, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, could cause prepayment speeds to increase on many RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios, including an overall faster prepayment environment.
The following table provides the three-month weighted average constant prepayment rate, or CPR, on our Agency RMBS for the three months ended December 31, 2018, and the four immediately preceding quarters:

	Three Months Ended
Agency RMBS	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Weighted Average CPR	6.8%	8.1%	9.2%	7.0%	7.6%

Although we are unable to predict the movement in interest rates in the remainder of 2019 and beyond, our diversified portfolio management strategy is intended to generate attractive yields with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.

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
The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	December 31, 2018
(dollars in thousands)	Principal/ Current Face	Carrying Value	% of Agency Portfolio	% Prepayment Protected	Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
3.0-3.5%	$234,323	$234,521	1.1%	100.0%	3.5%	$235,514	19
4.0-4.5%	18,877,967	19,533,066	89.8%	91.8%	4.3%	19,812,426	19
≥ 5%	1,367,700	1,452,170	6.7%	74.4%	5.1%	1,449,256	24
	20,479,990	21,219,757	97.6%	90.7%	4.3%	21,497,196	19
15-Year & Other Fixed	277,860	270,787	1.2%	0.3%	4.7%	272,435	149
Hybrid ARM	17,940	19,073	0.1%	—%	5.1%	18,855	177
Interest-only	3,115,967	175,416	0.8%	—%	2.0%	209,901	92
Agency Derivatives	476,299	70,257	0.3%	—%	4.0%	69,496	173
Total Agency RMBS	$24,368,056	$21,755,290	100.0%	88.4%		$22,067,883

	December 31, 2017
(dollars in thousands)	Principal/ Current Face	Carrying Value	% of Agency Portfolio	% Prepayment Protected	Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
3.0-3.5%	$4,370,847	$4,509,743	24.6%	95.9%	3.5%	$4,569,946	13
4.0-4.5%	11,990,911	12,764,960	69.7%	99.1%	4.2%	12,812,335	17
≥ 5%	453,054	500,880	2.7%	100.0%	5.4%	489,312	90
	16,814,812	17,775,583	97.0%	98.3%	4.1%	17,871,593	18
15-Year & Other Fixed	245,383	244,834	1.3%	0.6%	4.9%	242,033	153
Hybrid ARM	21,654	23,220	0.1%	—%	5.0%	22,831	166
Interest-only	2,941,772	195,088	1.1%	—%	2.2%	223,289	77
Agency Derivatives	588,246	90,975	0.5%	—%	4.9%	86,734	163
Total Agency RMBS	$20,611,867	$18,329,700	100.0%	95.4%		$18,446,480

Our non-Agency securities yields are expected to increase if prepayment rates on such assets exceed our prepayment assumptions. To the extent that prepayment speeds increase due to macroeconomic factors, we expect to benefit from the ability to recognize the income from the heavily discounted prices that principally arose from credit or payment default expectations.

The following tables provide net unamortized discount/premium information on our non-Agency securities portfolio:

	December 31, 2018
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost
Principal and interest securities
Senior	$4,227,631	$5,381	$(477,682)	$(1,204,325)	$2,551,005
Mezzanine	1,132,493	1,301	(216,437)	(118,437)	798,920
Total P&I securities	5,360,124	6,682	(694,119)	(1,322,762)	3,349,925
Interest-only	5,137,169	83,846	—	—	83,846
Total Non-Agency	$10,497,293	$90,528	$(694,119)	$(1,322,762)	$3,433,771

	December 31, 2017
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost
Principal and interest securities
Senior	$2,552,972	$2,435	$(424,580)	$(534,160)	$1,596,667
Mezzanine	1,205,162	322	(251,453)	(119,453)	834,578
Total P&I securities	3,758,134	2,757	(676,033)	(653,613)	2,431,245
Interest-only	5,614,925	65,667	—	—	65,667
Total Non-Agency	$9,373,059	$68,424	$(676,033)	$(653,613)	$2,496,912

Credit losses
Although our Agency portfolio is supported by U.S. government agency and federally chartered corporation guarantees of payment of principal and interest, we are exposed to credit risk in our non-Agency securities.
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
As of December 31, 2018, we had entered into repurchase agreements with 46 counterparties, 30 of which had outstanding balances at December 31, 2018. In addition, we held short- and long-term secured advances from the FHLB, short- and long-term borrowings under revolving credit facilities and long-term unsecured convertible senior notes. As of December 31, 2018, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 5.8:1.0.

As of December 31, 2018, we held $409.8 million in cash and cash equivalents, approximately $3.6 million of unpledged Agency securities and derivatives and $0.4 billion of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $0.3 billion. As of December 31, 2018, we held approximately $849.5 million of unpledged MSR and had an overall estimated unused borrowing capacity on MSR financing facilities of $160.0 million. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided or the inability to meet lenders’ eligibility requirements for specific types of asset classes. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than if we carried higher leverage.
We also monitor exposure to our MSR counterparties. We may also be required to make representations and warranties to investors in the loans underlying the MSR we own; however, some of our MSR were purchased on a bifurcated basis, meaning the representation and warranty obligations remain with the seller. If the representations and warranties we make prove to be inaccurate, we may be obligated to repurchase certain mortgage loans, which may impact the profitability of our portfolio. Although we obtain similar representations and warranties from the counterparty from which we acquired the relevant asset, if those representations and warranties do not directly mirror those we make to the investor, or if we are unable to enforce the representations and warranties against the counterparty for a variety of reasons, including the financial condition or insolvency of the counterparty, we may not be able to seek indemnification from our counterparties for any losses attributable to the breach.

Summary of Results of Operations and Financial Condition
Our GAAP net loss attributable to common stockholders was $573.5 million and $109.7 million ($(2.31) and $(0.53) per diluted weighted average share) for the three and twelve months ended December 31, 2018, as compared to GAAP net income attributable to common stockholders of $154.0 million and $323.4 million ($0.84 and $1.81 per diluted weighted average share) for the three and twelve months ended December 31, 2017.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding Agency interest-only securities, do not impact our GAAP net (loss) income or taxable income but are recognized on our consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” As a result of this fair value accounting through stockholders’ equity, we expect our net (loss) income to have less significant fluctuations and result in less U.S. GAAP to taxable income timing differences, than if the portfolio were accounted for as trading instruments. For the three and twelve months ended December 31, 2018, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $265.5 million and net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $233.9 million, respectively. This, combined with GAAP net loss attributable to common stockholders of $573.5 million and $109.7 million, resulted in comprehensive loss attributable to common stockholders of $307.9 million and $343.6 million for the three and twelve months ended December 31, 2018, respectively. For the three and twelve months ended December 31, 2017, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $88.3 million and net unrealized gains of AFS securities recognized as other comprehensive income, net of tax, were $135.6 million, respectively. This, combined with GAAP net income attributable to common stockholders of $154.0 million and $323.4 million, resulted in comprehensive income attributable to common stockholders of $65.7 million and $459.0 million for the three and twelve months ended December 31, 2017, respectively.
Our book value per common share for U.S. GAAP purposes was $13.11 at December 31, 2018, a decrease from $16.31 book value per common share at December 31, 2017. During this twelve month period, we declared dividends of $452.0 million and recognized comprehensive loss attributable to common stockholders of $343.6 million, which drove the overall decrease in book value.

The following tables present the components of our comprehensive (loss) income for the three and twelve months ended December 31, 2018 and 2017, and the twelve months ended December 31, 2016:

(in thousands, except share data)	Three Months Ended		Year Ended
Income Statement Data:	December 31,		December 31,
	2018	2017	2018	2017	2016
Interest income:
Available-for-sale securities	$242,535	$182,712	$847,325	$631,853	$414,050
Residential mortgage loans held-for-investment in securitization trusts	—	10,567	—	102,886	133,993
Other	9,420	1,826	22,707	10,350	27,037
Total interest income	251,955	195,105	870,032	745,089	575,080
Interest expense:
Repurchase agreements	146,702	74,674	469,437	210,430	88,850
Collateralized borrowings in securitization trusts	—	8,374	—	82,573	97,729
Federal Home Loan Bank advances	5,762	6,357	20,417	36,911	26,101
Revolving credit facilities	5,044	614	10,820	2,341	604
Convertible senior notes	4,793	4,776	18,997	17,933	—
Total interest expense	162,301	94,795	519,671	350,188	213,284
Net interest income	89,654	100,310	350,361	394,901	361,796
Other-than-temporary impairment losses	(107)	(360)	(470)	(789)	(1,822)
Other (loss) income:
Loss on investment securities	(245,763)	(19,210)	(341,312)	(34,695)	(107,374)
Servicing income	104,623	60,597	343,096	209,065	143,579
Loss on servicing asset	(171,284)	(593)	(69,033)	(91,033)	(83,531)
(Loss) gain on interest rate swap, cap and swaption agreements	(239,492)	57,237	16,043	(9,753)	45,371
(Loss) gain on other derivative instruments	(39,122)	(3,831)	(54,857)	(70,159)	99,379
Other income	342	9,088	3,037	30,141	9,964
Total other (loss) income	(590,696)	103,288	(103,026)	33,566	107,388
Expenses:
Management fees	12,152	10,671	30,272	40,472	39,261
Servicing expenses	18,610	10,135	61,136	35,289	32,119
Securitization deal costs	—	—	—	—	6,152
Other operating expenses	15,943	9,787	62,983	54,160	56,605
Acquisition transaction costs	—	—	86,703	—
Restructuring charges	—	—	8,238	—	2,990
Total expenses	46,705	30,593	249,332	129,921	137,127
(Loss) income from continuing operations before income taxes	(547,854)	172,645	(2,467)	297,757	330,235
Provision for (benefit from) income taxes	6,681	10,618	41,823	(10,482)	12,314
Net (loss) income from continuing operations	(554,535)	162,027	(44,290)	308,239	317,921
Income from discontinued operations, net of tax	—	4,977	—	44,146	35,357
Net (loss) income	(554,535)	167,004	(44,290)	352,385	353,278
Income from discontinued operations attributable to noncontrolling interest	—	1,100	—	3,814	—
Net (loss) income attributable to Two Harbors Investment Corp.	(554,535)	165,904	(44,290)	348,571	353,278
Dividends on preferred stock	18,950	11,949	65,395	25,122	—
Net (loss) income attributable to common stockholders	$(573,485)	$153,955	$(109,685)	$323,449	$353,278

(in thousands)	Three Months Ended		Year Ended
Income Statement Data:	December 31,		December 31,
	2018	2017	2018	2017	2016
Basic (loss) earnings per weighted average share:	(unaudited)
Continuing operations	$(2.31)	$0.86	$(0.53)	$1.62	$1.83
Discontinued operations	—	0.02	—	0.23	0.20
Net (loss) income	$(2.31)	$0.88	$(0.53)	$1.85	$2.03
Diluted (loss) earnings per weighted average share:
Continuing operations	$(2.31)	$0.82	$(0.53)	$1.60	$1.83
Discontinued operations	—	0.02	—	0.21	0.20
Net (loss) income	$(2.31)	$0.84	$(0.53)	$1.81	$2.03
Dividends declared per common share	$0.47	$0.47	$1.88	$2.01	$1.86
Weighted average number of shares of common stock:
Basic	248,081,168	174,490,106	206,020,502	174,433,999	174,036,852
Diluted	248,081,168	188,938,030	206,020,502	188,133,341	174,036,852
Comprehensive (loss) income:
Net (loss) income	$(554,535)	$167,004	$(44,290)	$352,385	$353,278
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	265,546	(88,227)	(233,914)	135,586	(159,834)
Other comprehensive income (loss)	265,546	(88,227)	(233,914)	135,586	(159,834)
Comprehensive (loss) income	(288,989)	78,777	(278,204)	487,971	$193,444
Comprehensive income attributable to noncontrolling interest	—	1,100	—	3,814	—
Comprehensive (loss) income attributable to Two Harbors Investment Corp.	(288,989)	77,677	(278,204)	484,157	193,444
Dividends on preferred stock	18,950	11,949	65,395	25,122	—
Comprehensive (loss) income attributable to common stockholders	$(307,939)	$65,728	$(343,599)	$459,035	$193,444

(in thousands)	December 31, 2018	December 31, 2017
Balance Sheet Data:
	(unaudited)
Available-for-sale securities	$25,552,604	$21,220,819
Mortgage servicing rights	$1,993,440	$1,086,717
Total assets	$30,132,479	$24,789,313
Repurchase agreements	$23,133,476	$19,451,207
Federal Home Loan Bank advances	$865,024	$1,215,024
Total stockholders’ equity	$4,254,489	$3,571,424

Results of Operations
The following analysis focuses on financial results during the three and twelve months ended December 31, 2018 and 2017.
Interest Income
Interest income increased from $195.1 million and $745.1 million for the three and twelve months ended December 31, 2017, respectively, to $252.0 million and $870.0 million for the same periods in 2018 due to the growth of our AFS securities portfolio as a result of the acquisition of CYS and purchases of Agency securities with higher yields, offset by sales of retained interests from our on-balance sheet securitizations resulting in the deconsolidation of all securitization trusts in the fourth quarter of 2017.

Interest Expense
Interest expense increased from $94.8 million and $350.2 million for the three and twelve months ended December 31, 2017, respectively, to $162.3 million and $519.7 million for the same periods in 2018 due to increased financing on AFS securities as a result of the acquisition of CYS and on MSR due to portfolio growth, an increase in the proportion of total borrowings financed through repurchase agreements (relative to FHLB advances) and increases in the borrowing rates offered by counterparties, offset by sales of retained interests from our on-balance sheet securitizations resulting in the deconsolidation of all securitization trusts in the fourth quarter of 2017.
Net Interest Income
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by liability and/or collateral type, and net interest income and average annualized net interest rate spread for the three and twelve months ended December 31, 2018 and 2017:

	Three Months Ended December 31, 2018			Year Ended December 31, 2018
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Agency available-for-sale securities	$21,401,757	$176,997	3.3%	$19,782,775	$620,582	3.1%
Non-Agency available-for-sale securities	3,405,550	65,538	7.7%	2,935,601	226,743	7.7%
Other	28,551	9,420	4.1%	30,148	22,707	4.2%
Total interest income/net asset yield	$24,835,858	$251,955	4.1%	$22,748,524	$870,032	3.8%
Interest-bearing liabilities
Repurchase agreements, FHLB advances, revolving credit facilities and borrowings in securitization trusts collateralized by:
Agency available-for-sale securities	$19,796,348	$125,014	2.5%	$18,603,631	$396,786	2.1%
Non-Agency available-for-sale securities	2,569,298	23,802	3.7%	2,278,651	79,772	3.5%
Agency derivatives (3)	48,018	404	3.4%	56,393	1,650	2.9%
Mortgage servicing rights (4)	579,348	8,288	5.7%	407,085	22,466	5.5%
Other unassignable
Convertible senior notes	283,755	4,793	6.8%	283,347	18,997	6.7%
Total interest expense/cost of funds	$23,276,767	162,301	2.8%	$21,629,107	519,671	2.4%
Net interest income/spread (5)		$89,654	1.3%		$350,361	1.4%

	Three Months Ended December 31, 2017			Year Ended December 31, 2017
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Agency available-for-sale securities	$17,842,609	$137,331	3.1%	$15,561,985	$470,619	3.0%
Non-Agency available-for-sale securities	2,381,956	45,381	7.6%	1,970,055	161,234	8.2%
Residential mortgage loans held-for-investment in securitization trusts	1,103,946	10,567	3.8%	2,641,277	102,886	3.9%
Other	33,124	1,826	3.9%	35,517	10,350	4.8%
Total interest income/net asset yield	$21,361,635	$195,105	3.7%	$20,208,834	$745,089	3.7%
Interest-bearing liabilities
Repurchase agreements, FHLB advances, revolving credit facilities and borrowings in securitization trusts collateralized by:
Agency available-for-sale securities	$17,254,668	$65,788	1.5%	$14,877,129	$193,283	1.3%
Non-Agency available-for-sale securities	1,876,009	14,169	3.0%	1,522,437	44,691	2.9%
Residential mortgage loans held-for-investment in securitization trusts	1,084,285	8,774	3.2%	2,593,750	85,940	3.3%
Agency derivatives (3)	73,545	401	2.2%	82,387	1,661	2.0%
Mortgage servicing rights (4)	58,071	856	5.9%	43,033	2,582	6.0%
Other unassignable
Convertible senior notes	282,733	4,776	6.8%	272,376	17,933	6.6%
Other		31			4,098
Total interest expense/cost of funds	$20,629,311	94,795	1.8%	$19,391,112	350,188	1.8%
Net interest income/spread (5)		$100,310	1.9%		$394,901	1.9%
____________________

(1)
Average asset balance represents average amortized cost on AFS securities and Agency Derivatives and average unpaid principal balance, adjusted for purchase price changes, on residential mortgage loans held-for-investment in securitization trusts.

(2)
Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps and caps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap, cap and swaption agreements in the consolidated statements of comprehensive (loss) income. For the three and twelve months ended December 31, 2018, our total average cost of funds on the assets assigned as collateral for borrowings shown in the table above, including interest spread expense associated with interest rate swaps and caps, was 2.8% and 2.3%, respectively, compared to 1.9% and 1.9% for the same periods in 2017.

(3)	Yields on Agency Derivatives not shown as interest income is included in (loss) gain on other derivative instruments in the consolidated statements of comprehensive (loss) income.

(4)	Yields on mortgage servicing rights not shown as these assets do not earn interest.

(5)
Net interest spread does not include the accrual and settlement of interest associated with interest rate swaps and caps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap, cap and swaption agreements in the consolidated statements of comprehensive (loss) income. For the three and twelve months ended December 31, 2018, our total average net interest rate spread on the assets and liabilities shown in the table above, including interest spread expense associated with interest rate swaps and caps, was 1.1% and 1.5%, respectively, compared to 1.8% and 1.8% for the same periods in 2017.

The increase in yields on Agency AFS securities for the three and twelve months ended December 31, 2018, as compared to the same periods in 2017, was predominantly driven by purchases of pools with higher yields and sales of pools with lower yields. The increase in cost of funds associated with the financing of Agency AFS securities for the three and twelve months ended December 31, 2018, as compared to the same periods in 2017, was the result of increases in the borrowing rates offered by financing counterparties.
The decrease in yields on non-Agency securities for the three and twelve months ended December 31, 2018, as compared to the same period in 2017, was predominantly driven by purchases of non-Agency securities at lower yields than our existing portfolio. The increase in cost of funds associated with the financing of non-Agency AFS securities for the three and twelve months ended December 31, 2018, as compared to the same periods in 2017, was the result of increases in the borrowing rates offered by counterparties.
The increase in cost of funds associated with the financing of Agency Derivatives for the three and twelve months ended December 31, 2018, as compared to the same periods in 2017, was the result of increases in the borrowing rates offered by counterparties.

The decrease in cost of funds associated with the financing of MSR for the three and twelve months ended December 31, 2018, as compared to the same periods in 2017, was the result of an increase in the proportion of total average borrowings financed through repurchase agreements (relative to revolving credit facilities, which have higher interest rates) and improvement in MSR financing rates in the market.
Our convertible senior notes were issued in January 2017, are unsecured and pay interest semiannually at a rate of 6.25% per annum. The cost of funds associated with our convertible senior notes for the three and twelve months ended December 31, 2018, as compared to the same periods in 2017, was consistent.
The following tables present the components of the yield earned by investment type on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three and twelve months ended December 31, 2018 and 2017:

	Three Months Ended December 31, 2018			Year Ended December 31, 2018
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.1%	4.8%	4.2%	4.1%	4.7%	4.1%
Net (premium amortization) discount accretion	(0.8)%	2.9%	(0.3)%	(1.0)%	3.0%	(0.4)%
Net yield (2)	3.3%	7.7%	3.9%	3.1%	7.7%	3.7%

	Three Months Ended December 31, 2017			Year Ended December 31, 2017
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.0%	4.1%	4.1%	4.0%	3.7%	4.0%
Net (premium amortization) discount accretion	(0.9)%	3.5%	(0.5)%	(1.0)%	4.5%	(0.4)%
Net yield (2)	3.1%	7.6%	3.6%	3.0%	8.2%	3.6%
____________________

(1)
Excludes Agency Derivatives. For the three and twelve months ended December 31, 2018, the average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.3% and 3.2%, respectively, compared to 3.1% and 3.1% for the same periods in 2017.

(2)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. During the three and twelve months ended December 31, 2018, we recorded $0.1 million and $0.5 million in other-than-temporary credit impairments on a total of three non-Agency securities where the future expected cash flows for each security were less than its amortized cost. During the three and twelve months ended December 31, 2017, we recorded $0.4 million and $0.8 million in other-than-temporary credit impairments on two non-Agency securities where the future expected cash flows for the security were less than their amortized cost. For further information about evaluating AFS securities for OTTI, refer to Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the consolidated financial statements.
Loss on Investment Securities
During the three and twelve months ended December 31, 2018, we sold AFS securities for $6.0 billion and $15.2 billion with an amortized cost of $6.3 billion and $15.6 billion, for net realized losses of $248.8 million and $349.6 million, respectively. During the three and twelve months ended December 31, 2017, we sold AFS securities for $2.9 billion and $8.7 billion with an amortized cost of $3.0 billion and $8.7 billion, for net realized losses of $11.5 million and $32.5 million, respectively. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that we believe have higher risk-adjusted returns.
For the three and twelve months ended December 31, 2018, Agency interest-only mortgage-backed securities experienced a change in unrealized gains of $3.1 million and $5.1 million, respectively. For the three and twelve months ended December 31, 2017, Agency interest-only mortgage-backed securities experienced a change in unrealized gains of $7.8 million and $2.3 million, respectively. The change in unrealized gains for the three and twelve months ended December 31, 2018, as compared to the same periods in 2017, was predominantly driven by higher prepayment expectations on Agency interest-only mortgage-backed securities.
For the year ended December 31, 2018, we recognized $1.3 million in dividend income on equity securities. We did not recognize any dividend income on equity securities during the three months ended December 31, 2018. For the year ended December 31, 2018, equity securities experienced a change in unrealized gains of $0.6 million. Additionally, for the year ended December 31, 2018, we sold equity securities for $31.2 million with a cost basis of $30.1 million for net realized gains of $1.2 million. For both the three and twelve months ended December 31, 2017, we recognized $0.7 million in dividend income on equity securities and experienced a change in unrealized losses of $0.6 million due to declines in the market price of the securities.
Servicing Income
For the three and twelve months ended December 31, 2018, we recognized total servicing income from our MSR portfolio of $104.6 million and $343.1 million, respectively. These amounts include servicing fee income of $94.1 million and $312.1 million, ancillary and other fee income of $0.3 million and $1.3 million, and float income of $10.3 million and $29.7 million, respectively. For the three and twelve months ended December 31, 2017, we recognized total servicing income of $60.6 million and $209.1 million, respectively. These amounts include servicing fee income of $56.0 million and $197.9 million, ancillary and other fee income of $0.4 million and $1.0 million, and float income of $4.2 million and $10.2 million, respectively. The increase in servicing income for the three and twelve months ended December 31, 2018, as compared to the same periods in 2017, was the result of an increase in the size of our MSR portfolio. Additionally, the increase in float income was the result of both the increased size of our MSR portfolio and increased float earning rates.
Loss on Servicing Asset
For the three and twelve months ended December 31, 2018, loss on servicing asset of $171.3 million and $69.0 million, respectively, includes a decrease in fair value of MSR due to changes in valuation inputs or assumptions of $129.4 million and an increase in fair value of MSR due to changes in valuation inputs or assumptions of $80.2 million, respectively, offset by a decrease in fair value of MSR due to realization of cash flows (runoff) of $42.1 million and $149.9 million, respectively. Additionally, we recognized gains on sales of MSR of $0.2 million and $0.6 million for the three and twelve months ended December 31, 2018, respectively. For the three and twelve months ended December 31, 2017, loss on servicing asset of $0.6 million and $91.0 million, respectively, includes an increase in fair value of MSR due to changes in valuation inputs or assumptions of $29.4 million and $6.3 million, respectively, and a decrease in fair value of MSR due to realization of cash flows (runoff) of $30.2 million and $96.8 million, respectively. The increase in loss on servicing asset for the three and twelve months ended December 31, 2018, as compared to the same periods in 2017, was predominantly driven by an increase in market demand, and higher portfolio runoff during the three and twelve months ended December 31, 2018 due to an increase in the size of our MSR portfolio, offset by a decrease in prepayment speed assumptions.
(Loss) gain on Interest Rate Swap, Cap and Swaption Agreements
For the three and twelve months ended December 31, 2018, we recognized $15.3 million and $49.2 million of income, respectively, for the accrual and/or settlement of the net interest expense associated with our interest rate swaps and caps. The income results from receiving either LIBOR interest or a fixed interest rate and paying either a fixed interest rate or LIBOR interest on an average $32.5 billion and $29.4 billion notional, respectively, held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. For the three and twelve months ended December 31, 2017, we recognized $2.0 million of income and $8.8 million of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps and caps. The income and expenses result from paying either a fixed interest rate or LIBOR interest and receiving either LIBOR interest or a fixed interest rate on an average $24.9 billion and $19.4 billion notional, respectively, held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk.
During the three and twelve months ended December 31, 2018, we terminated, had agreements mature or had options expire on 58 and 174 interest rate swap, cap and swaption positions of $26.0 billion and $95.5 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $1.1 million and $19.2 million in full settlement of our net interest spread asset/liability and recognized $35.8 million and $3.6 million in realized losses on the swaps, caps and swaptions for the three and twelve months ended December 31, 2018, respectively, including early termination penalties. During the three and twelve months ended December 31, 2017, we terminated, had agreements mature or had options expire on 30 and 151 interest rate swap, cap and swaption positions of $12.2 billion and $67.7 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $0.2 million and $19.7 million in full settlement of our net interest spread liability and recognized $5.7 million in realized losses and $63.2 million in realized gains on the swaps, caps and swaptions for the three and twelve months ended December 31, 2017, respectively, including early termination penalties. We elected to terminate certain swaps and swaptions during these periods to align with our investment portfolio.
Also included in our financial results for the three and twelve months ended December 31, 2018, was the recognition of a change in unrealized valuation losses of $219.1 million and $29.6 million, respectively, on our interest rate swap, cap and swaption agreements that were accounted for as trading instruments, compared to a change in unrealized valuation gains of $60.9 million and losses of $64.1 million for the same periods in 2017. The change in fair value of interest rate swaps and caps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three and twelve months ended December 31, 2018 and 2017. Since these swaps, caps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive (loss) income, net of tax, or to loss on investment securities, in the case of Agency interest-only securities.

The following table provides the net interest spread and gains and losses associated with our interest rate swap, cap and swaption positions:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2018	2017	2018	2017
Net interest spread	$15,331	$2,044	$49,217	$(8,823)
Early termination, agreement maturation and option expiration (losses) gains	(35,757)	(5,685)	(3,593)	63,169
Change in unrealized (loss) gain on interest rate swap, cap and swaption agreements, at fair value	(219,066)	60,878	(29,581)	(64,099)
(Loss) gain on interest rate swap, cap and swaption agreements	$(239,492)	$57,237	$16,043	$(9,753)

Loss on Other Derivative Instruments
Included in our financial results for the three and twelve months ended December 31, 2018, was the recognition of $39.1 million and $54.9 million of losses, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, put and call options for TBAs, Markit IOS total return swaps and inverse interest-only securities. Included within these results for the three and twelve months ended December 31, 2018, was the recognition of $1.4 million and $6.5 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $71.3 million and $78.0 million, respectively, and interest expense on short U.S. treasuries of $5.6 million and $9.3 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments.
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
Other Income
For the three and twelve months ended December 31, 2018, we recorded other income of $0.3 million and $3.0 million. For the three and twelve months ended December 31, 2017, we recorded other income of $9.1 million and $30.1 million. The decrease in other income for the three and twelve months ended December 31, 2018, as compared to the same periods in 2017, was predominantly driven by sales of retained interests from our on-balance sheet securitizations resulting in the deconsolidation of all securitization trusts in the fourth quarter of 2017.
Management Fees
We incurred management fees of $12.2 million and $30.3 million for the three and twelve months ended December 31, 2018 and $10.7 million and $40.5 million for the three and twelve months ended December 31, 2017, respectively, which are payable to PRCM Advisers, our external manager, under the terms of our management agreement, dated as of October 28, 2009 and subsequently amended. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement.
In connection with the acquisition of CYS, the management agreement was amended to (i) reduce PRCM Advisers’ base management fee with respect to the additional equity under management resulting from the merger to 0.75% from the effective time through the first anniversary of the effective time and (ii) for the fiscal quarter in which closing of the merger occurs, to make a one-time downward adjustment of Pine River’s management fees payable by Two Harbors for such quarter by $15.0 million to offset the cash consideration payable to stockholders of CYS, plus an additional downward adjustment of up to $3.3 million for certain transaction-related expenses. For the year ended December 31, 2018, the total downward adjustment to management fees was $17.5 million. We do not anticipate any further downward adjustments to management fees for transaction-related expenses.

Servicing Expenses
For the three and twelve months ended December 31, 2018, we recognized $18.6 million and $61.1 million, respectively, in servicing expenses generally related to the subservicing of MSR and residential mortgage loans, compared to $10.1 million and $35.3 million for the same periods in 2017. The increase in servicing expenses during the three and twelve months ended December 31, 2018, as compared to the same periods in 2017, was largely the result of an increase in the size of our MSR portfolio.
Other Operating Expenses
For the three and twelve months ended December 31, 2018, we recognized $15.9 million and $63.0 million of other operating expenses, which represents an annualized expense ratio of 1.4% and 1.6% of average equity, respectively. Excluding non-cash equity compensation expenses (amortization of restricted stock), our annualized expense ratio was 1.1% and 1.3% of average equity for the three and twelve months ended December 31, 2018, respectively. For the three and twelve months ended December 31, 2017, we recognized $9.8 million and $54.2 million of other operating expenses, which, for the year ended December 31, 2017, includes $2.2 million of transaction expenses associated with the contribution of TH Commercial Holdings LLC to Granite Point. Excluding these transaction expenses, our annualized expense ratio was 1.1% and 1.4% of average common equity for the three and twelve months ended December 31, 2017, respectively. Excluding non-cash equity compensation expenses (and transaction expenses associated with the contribution of TH Commercial Holdings LLC to Granite Point), our annualized expense ratio was 1.1% and 1.2% of average equity for the three and twelve months ended December 31, 2017, respectively.
Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three and twelve months ended December 31, 2018, these direct and allocated costs totaled approximately $5.5 million and $26.3 million, respectively, compared to $5.9 million and $27.9 million for the same periods in 2017. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer and general counsel of $0.2 million and $1.8 million for the three and twelve months ended December 31, 2018 and $0.2 million and $1.7 million for the three and twelve months ended December 31, 2017, respectively. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement; we do not reimburse PRCM Advisers for any expenses related to the compensation of our chief executive officer or chief investment officer. Equity based compensation expense for the three and twelve months ended December 31, 2018 also includes the amortization of restricted stock awarded to our executive officers, including our chief executive officer, chief investment officer, principal financial officer and general counsel of $1.8 million and $6.8 million, compared to $(0.2) million and $6.2 million for the three and twelve months ended December 31, 2017, respectively. The increase in amortization of restricted stock was due to the decline in our share price following the special dividend of Granite Point common stock in the fourth quarter of 2017.
We have direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services, technology and certain office lease payments, but most of our expenses with third-party vendors are paid directly by us.
Acquisition Transaction Costs
The acquisition of CYS was treated as an asset purchase under U.S. GAAP. Given there were no meaningful nonfinancial assets and non-current assets acquired in the merger with CYS and no identified intangible assets to assign value, the excess consideration and costs associated with the transaction were recognized in the consolidated statements of comprehensive (loss) income as acquisition transaction costs. For the twelve months ended December 31, 2018, these acquisition transaction costs totaled approximately $86.7 million.
Restructuring Charges
In connection with the acquisition of CYS, we incurred restructuring charges, including termination benefits, contract terminations and other associated costs, of $8.2 million for the twelve months ended December 31, 2018.

Income Taxes
During the three and twelve months ended December 31, 2018, our TRSs recognized a provision for income taxes of $6.7 million and $41.8 million, which was primarily due to realized gains on sales of AFS securities held in the TRSs as well as the write-down of net deferred tax assets resulting from the deemed liquidation of one of our TRSs due to its TRS election revocation, offset by net losses incurred on derivative instruments held in the TRSs. During the three months ended December 31, 2017, our TRSs recognized a provision for income taxes of $10.6 million which was primarily due to changes in our deferred tax asset and liability balances at December 31, 2017 as a result of a decrease in the future federal statutory tax rate due to recent tax reform, partially offset by net losses incurred on derivative instruments held in our TRSs. During the year ended December 31, 2017, our TRSs recognized a benefit from income taxes of $10.5 million, which was primarily due to realized losses on sales of AFS securities and net losses incurred on derivative instruments held in our TRSs, offset by a decrease in the future federal statutory tax rate due to recent tax reform. As of December 31, 2018, no valuation allowance was recorded. As of December 31, 2017, a $2.7 million valuation allowance was recorded because we determined that it was more likely than not that the associated deferred tax asset would not be realized. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.
The Tax Cuts and Jobs Act of 2017, or TCJA, significantly revised the U.S. corporate income tax laws by, among other things, lowering the federal income tax rate applicable to corporations from 35% to 21% and repealing the corporate alternative minimum tax. We have completed our analysis of the accounting implications of the TCJA on our tax accruals and determined there is no impact recorded to our 2018 financial statements. Additionally, we recorded a provisional tax provision of $17.5 million in our 2017 financial statements, which was included as a component of income tax expense from continuing operations. This amount represents the remeasurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%. This provisional amount has been finalized without any changes. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. While we do not anticipate a material effect on our operations, we will continue to analyze and monitor the application of the TCJA to our business, our peers and the economic environment.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The following analysis focuses on financial results during the years ended December 31, 2017 and 2016.
Interest Income
Interest income increased from $575.1 million for the year ended December 31, 2016, respectively, to $745.1 million for the year ended December 31, 2017 due to the growth of our AFS securities portfolio, offset by the sale of substantially all of our remaining prime nonconforming residential mortgage loans held-for-sale during the latter half of 2016 as well as sales of retained interests from our on-balance sheet securitizations resulting in the deconsolidation of all securitization trusts in the fourth quarter of 2017.
Interest Expense
Interest expense increased from $213.3 million for the year ended December 31, 2016 to $350.2 million for the year ended December 31, 2017 due to increased financing on AFS securities due to purchases, increases in the borrowing rates offered by counterparties, the addition of revolving credit facilities for financing of MSR and the issuance of convertible senior notes, offset by sales of retained interests from our on-balance sheet securitizations resulting in the deconsolidation of all securitization trusts in the fourth quarter of 2017.

Net Interest Income
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by liability and/or collateral type, and net interest income and average annualized net interest rate spread for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017			Year Ended December 31, 2016
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Agency available-for-sale securities	$15,561,985	$470,619	3.0%	$10,341,218	$293,498	2.8%
Non-Agency available-for-sale securities	1,970,055	161,234	8.2%	1,436,769	120,552	8.4%
Residential mortgage loans held-for-investment in securitization trusts	2,641,277	102,886	3.9%	3,470,272	133,993	3.9%
Other	35,517	10,350	4.8%	566,239	27,037	4.8%
Total interest income/net asset yield	$20,208,834	$745,089	3.7%	$15,814,498	$575,080	3.6%
Interest-bearing liabilities
Repurchase agreements, FHLB advances, revolving credit facilities and borrowings in securitization trusts collateralized by:
Agency available-for-sale securities	$14,877,129	$193,283	1.3%	$9,834,224	$73,864	0.8%
Non-Agency available-for-sale securities	1,522,437	44,691	2.9%	1,165,498	28,897	2.5%
Residential mortgage loans held-for-investment in securitization trusts	2,593,750	85,940	3.3%	3,377,687	103,039	3.1%
Agency derivatives (3)	82,387	1,661	2.0%	111,770	1,729	1.5%
Mortgage servicing rights (4)	43,033	2,582	6.0%	11,311	604	5.3%
Convertible senior notes	272,376	17,933	6.6%	—	—	—%
Other		4,098		376,513	5,151	1.4%
Total interest expense/cost of funds	$19,391,112	$350,188	1.8%	$14,877,003	$213,284	1.4%
Net interest income/spread (5)		$394,901	1.9%		$361,796	2.2%
____________________

(1)
Average asset balance represents average amortized cost on AFS securities and Agency Derivatives and average unpaid principal balance, adjusted for purchase price changes, on residential mortgage loans held-for-investment in securitization trusts.

(2)
Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in gain (loss) on interest rate swap, cap and swaption agreements in the consolidated statements of comprehensive (loss) income. For the years ended December 31, 2017 and 2016, our total average cost of funds on the assets assigned as collateral for borrowings shown in the table above, including interest spread expense associated with interest rate swaps, was 1.9% and 1.6%, respectively.

(3)	Yields on Agency Derivatives not shown as interest income is included in (loss) gain on other derivative instruments in the consolidated statements of comprehensive (loss) income.

(4)	Yields on mortgage servicing rights not shown as these assets do not earn interest.

(5)
Net interest spread does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap, cap and swaption agreements in the consolidated statements of comprehensive (loss) income. For the years ended December 31, 2017 and 2016, our total average net interest rate spread on the assets and liabilities shown in the table above, including interest spread expense associated with interest rate swaps, was 1.8% and 2.1%, respectively.

The increase in yields on Agency AFS securities for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was predominantly driven by purchases of pools with higher yields and sales of pools with lower yields. The increase in cost of funds associated with the financing of Agency AFS securities for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was the result of increases in the borrowing rates offered by counterparties.
The decrease in yields on non-Agency securities for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was predominantly driven by purchases of non-Agency securities at lower yields than our existing portfolio. The increase in cost of funds associated with the financing of non-Agency AFS securities for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was the result of increases in the borrowing rates offered by counterparties.

Yields on residential mortgage loans held-for-investment in securitization trusts for the year ended December 31, 2017 were consistent with those for the year ended December 31, 2016. The increase in cost of funds associated with the financing of residential mortgage loans held-for-investment in securitization trusts for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was primarily the result of the sale of retained interests from our on-balance sheet securitizations in 2016, temporarily increasing the amount of collateralized borrowings in securitization trusts prior to their deconsolidation in the fourth quarter of 2017.
The increase in cost of funds associated with the financing of Agency Derivatives for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was the result of increases in the borrowing rates offered by counterparties.
The increase in cost of funds associated with the financing of MSR for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was the result of increases in the borrowing rates offered by counterparties as well as increased amortization of deferred debt issuance costs due to additional lending facilities.
The following tables present the components of the net yield earned by investment type on our AFS securities portfolio as a percentage of our average amortized cost of securities for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.0%	3.7%	4.0%	3.9%	3.5%	3.9%
Net (premium amortization) discount accretion	(1.0)%	4.5%	(0.4)%	(1.1)%	4.9%	(0.4)%
Net yield (2)	3.0%	8.2%	3.6%	2.8%	8.4%	3.5%
____________________

(1)	Excludes Agency Derivatives. For the years ended December 31, 2017 and 2016, the average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.1% and 3.0%, respectively.

(2)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. For the years ended December 31, 2017 and 2016, we recognized $0.8 million and $1.8 million in OTTI losses, respectively. For further information about evaluating AFS securities for OTTI, refer to Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the consolidated financial statements.
Loss on Investment Securities
During the years ended December 31, 2017 and 2016, we sold AFS securities for $8.7 billion and $14.4 billion with an amortized cost of $8.7 billion and $14.5 billion, for net realized losses of $32.5 million and $126.2 million, respectively. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that we believe have higher risk-adjusted returns.
For the years ended December 31, 2017 and 2016, Agency interest-only mortgage-backed securities experienced a change in unrealized losses of $2.3 million and gains of $18.9 million. The increase in change in unrealized losses (decrease in gains) for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was predominantly driven by higher prepayment expectations on Agency interest-only mortgage-backed securities.
For the year ended December 31, 2017, we recognized $0.7 million in dividend income on equity securities and experienced a change in unrealized losses of $0.6 million due to declines in the market price of the securities. We did not hold any equity securities during the year ended December 31, 2016.
(Loss) gain on Interest Rate Swap and Swaption Agreements
For the years ended December 31, 2017 and 2016, we recognized $8.8 million and $21.1 million, respectively, of expenses for the accrual and/or settlement of the net interest expense associated with our interest rate swaps. The expenses result from paying either a fixed interest rate or LIBOR interest and receiving either LIBOR interest or a fixed interest rate on an average $19.4 billion and $15.5 billion notional, respectively, held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk.
During the years ended December 31, 2017 and 2016, we terminated, had agreements mature or had options expire on 151 and 117 interest rate swap and swaption positions of $67.7 billion and $37.2 billion notional, respectively. Upon settlement of the early terminations and option expirations, we paid $19.7 million and $4.0 million in full settlement of our net interest spread liability and recognized $63.2 million in realized gains and $82.0 million in realized losses on the swaps and swaptions for the years ended December 31, 2017 and 2016, respectively, including early termination penalties. We elected to terminate certain swaps and swaptions during these periods to align with our investment portfolio.

Also included in our financial results for the years ended December 31, 2017 and 2016, was the recognition of a change in unrealized valuation losses of $64.1 million and gains of $148.4 million, respectively. The change in fair value of interest rate swaps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the years ended December 31, 2017 and 2016. Since these swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive (loss) income, net of tax, or to loss on investment securities, in the case of Agency interest-only securities.
The following table provides the net interest spread and gains and losses associated with our interest rate swap and swaption positions:

	Year Ended
	December 31,
(in thousands)	2017	2016
Net interest spread	$(8,823)	$(21,074)
Early termination, agreement maturation and option expiration gains (losses)	63,169	(81,984)
Change in unrealized (loss) gain on interest rate swap and swaption agreements, at fair value	(64,099)	148,429
(Loss) gain on interest rate swap and swaption agreements	$(9,753)	$45,371

(Loss) Gain on Other Derivative Instruments
Included in our financial results for the years ended December 31, 2017 and 2016, was the recognition of $70.2 million of losses and $99.4 million of gains, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, short U.S. Treasuries, put and call options for TBAs and U.S. Treasuries, constant maturity swaps, Markit IOS total return swaps, credit default swaps and inverse interest-only securities. Included within these results for the years ended December 31, 2017 and 2016, was the recognition of $12.7 million and $19.8 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $92.8 million and $117.9 million, respectively. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. Since our derivative instruments are generally used for purposes of hedging our interest rate and credit risk exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our AFS securities and residential mortgage loan portfolios.
Servicing Income
For the years ended December 31, 2017 and 2016, we recognized total servicing income of $209.1 million and $143.6 million, respectively. These amounts include servicing fee income of $197.9 million and $138.5 million, ancillary and other fee income of $1.0 million and $1.6 million, and float income of $10.2 million and $3.5 million, respectively. The servicing income for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was the result of an increase in the size of our MSR portfolio.
Loss on Servicing Asset
For the years ended December 31, 2017 and 2016, loss on servicing asset of $91.0 million and $83.5 million, respectively, includes a decrease in fair value of MSR due to realization of cash flows (runoff) of $96.8 million and $78.7 million, respectively, and an increase in fair value of MSR due to changes in valuation inputs or assumptions of $6.3 million and $16.6 million, respectively. The decrease in gain (increase in loss) on servicing asset for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was predominantly driven by an increase in prepayment speed assumptions as well as portfolio runoff during the year ended December 31, 2017.
Other Income
For the years ended December 31, 2017 and 2016, we recorded other income of $30.1 million and $10.0 million. The increase in other income for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was driven by increases in interest rates during the year ended December 31, 2017 as well as sales of retained interests from our on-balance sheet securitizations resulting in the deconsolidation of all securitization trusts in the fourth quarter of 2017.
Management Fees
We incurred management fees of $40.5 million and $39.3 million for the years ended December 31, 2017 and 2016, respectively, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement. See further discussion of the management fee calculation in Note 20 - Related Party Transactions of the notes to the consolidated financial statements.

Servicing Expenses
For the years ended December 31, 2017 and 2016, we recognized $35.3 million and $32.1 million, respectively, in servicing expenses generally related to the subservicing of residential mortgage loans and MSR. The increase in servicing expenses during the year ended December 31, 2017, as compared to the year ended December 31, 2016, was the result of an increase in the size of our MSR portfolio as well as the recognition of de-boarding and transfer fees related to our subservicer network repositioning during the year ended December 31, 2017, offset by the release of MSR representation and warranty reserves due to a refinement of the reserve method and a higher concentration of MSR purchased on a bifurcated basis.
Mortgage Loan Securitization Deal Costs
Due to the discontinuation of our mortgage loan conduit and securitization business in 2016, we did not record any securitization deal costs related to the sponsoring of securitization trusts during the year December 31, 2017. For the year ended December 31, 2016, we recognized $6.2 million in mortgage loan upfront costs related to the sponsoring of securitization trusts. These costs are included when evaluating the economics of a securitization; however, the election of the fair value option for the assets and liabilities held in the securitization trusts requires the expense to be recognized upfront on the consolidated statements of comprehensive (loss) income. We do not expect to incur mortgage loan securitization deal costs going forward.
Other Operating Expenses
For the years ended December 31, 2017 and 2016, we recognized $54.2 million and $56.6 million of other operating expenses, which, for the year ended December 31, 2017, includes $2.2 million of transaction expenses associated with the contribution of TH Commercial Holdings LLC to Granite Point. Excluding these transaction expenses, our annualized expense ratio was 1.4% and 1.8% of average total equity for the respective periods. The decrease of our operating expense ratio resulted primarily from an increase in our average equity balance due to the issuance of preferred stock during the year ended December 31, 2017.
Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the years ended December 31, 2017 and 2016, these direct and allocated costs totaled approximately $27.9 million and $28.4 million, respectively. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer and general counsel of $1.7 million and $1.8 million for the years ended December 31, 2017 and 2016, respectively. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement; we do not reimburse PRCM Advisers for any expenses related to the compensation of our chief executive officer or chief investment officer. Equity based compensation expense for the years ended December 31, 2017 and 2016 also includes the amortization of the restricted stock awarded to our executive officers in conjunction with the Company’s Second Restated 2009 Equity Incentive Plan, or the Plan (see discussion in Note 17 - Equity Incentive Plan), including our chief executive officer, chief investment officer, principal financial officer and general counsel of $6.2 million and $7.5 million, respectively.
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
Income Taxes
During the years ended December 31, 2017 and 2016, our TRSs recognized a benefit from income taxes of $10.5 million and a provision for income taxes of $12.3 million, respectively. The benefit recognized for the year ended December 31, 2017 was primarily due to realized losses on sales of AFS securities and net losses incurred on derivative instruments held in our TRSs, offset by a decrease in the future federal statutory tax rate due to recent tax reform. Conversely, the provision recognized for the year ended December 31, 2016 was primarily due to gains recognized on MSR and derivative instruments, offset by realized losses on sales of AFS securities, held in our TRSs. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.

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
The tables below summarize certain characteristics of our Agency RMBS AFS at December 31, 2018 and December 31, 2017:

	December 31, 2018
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities
Fixed	$20,757,850	$1,011,781	$21,769,631	$60,819	$(339,906)	$21,490,544	4.33%	$105.19
Hybrid ARM	17,940	915	18,855	309	(91)	19,073	5.12%	$107.63
Total P&I securities	20,775,790	1,012,696	21,788,486	61,128	(339,997)	21,509,617	4.33%	$105.20
Interest-only securities
Fixed	794,144	58,886	58,886	4,880	(403)	63,363	2.84%	$33.15
Fixed Other (1)	2,321,823	151,015	151,015	9,290	(48,252)	112,053	1.55%	$8.82
Total	$23,891,757	$1,222,597	$21,998,387	$75,298	$(388,652)	$21,685,033

	December 31, 2017
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$17,060,195	$1,053,431	$18,113,626	$41,705	$(134,914)	$18,020,417	4.06%	$106.56
Hybrid ARM	21,654	1,177	22,831	444	(55)	23,220	4.97%	$108.20
Total P&I Securities	17,081,849	1,054,608	18,136,457	42,149	(134,969)	18,043,637	4.06%	$106.56
Interest-only securities
Fixed	332,772	50,981	50,981	2,410	(648)	52,743	3.81%	$17.56
Fixed Other (1)	2,609,000	172,308	172,308	8,545	(38,508)	142,345	1.57%	$8.84
Total	$20,023,621	$1,277,897	$18,359,746	$53,104	$(174,125)	$18,238,725
____________________

(1)
Fixed Other represents weighted-average coupon interest-only securities that are not generally used for our interest-rate risk management purposes. These securities pay variable coupon interest based on the weighted average of the fixed rates of the underlying loans of the security, less the weighted average rates of the applicable issued P&I securities.

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of December 31, 2018 and December 31, 2017, on an annualized basis, was 6.8% and 7.5%, respectively.

Non-Agency Securities
Our non-Agency securities portfolio is comprised of senior and mezzanine tranches of mortgage-backed and asset-backed securities. The following tables provide investment information on our non-Agency securities as of December 31, 2018 and December 31, 2017:

	December 31, 2018
(in thousands)	Principal/Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
P&I securities
Senior	$4,227,631	$5,381	$(477,682)	$(1,204,325)	$2,551,005	$343,358	$(39,632)	$2,854,731
Mezzanine	1,132,493	1,301	(216,437)	(118,437)	798,920	134,737	(5,025)	928,632
Total P&I	5,360,124	6,682	(694,119)	(1,322,762)	3,349,925	478,095	(44,657)	3,783,363
Interest-only securities	5,137,169	83,846	—	—	83,846	3,655	(3,293)	84,208
Total	$10,497,293	$90,528	$(694,119)	$(1,322,762)	$3,433,771	$481,750	$(47,950)	$3,867,571

	December 31, 2017
(in thousands)	Principal/Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Principal and interest securities:
Senior	$2,552,972	$2,435	$(424,580)	$(534,160)	$1,596,667	$361,561	$(2,083)	$1,956,145
Mezzanine	1,205,162	322	(251,453)	(119,453)	834,578	127,370	(1,083)	960,865
Total P&I	3,758,134	2,757	(676,033)	(653,613)	2,431,245	488,931	(3,166)	2,917,010
Interest-only securities	5,614,925	65,667	—	—	65,667	2,163	(2,746)	65,084
Total	$9,373,059	$68,424	$(676,033)	$(653,613)	$2,496,912	$491,094	$(5,912)	$2,982,094

The majority of our non-Agency securities were rated at December 31, 2018 and December 31, 2017. Note that credit ratings are based on the par value of the non-Agency securities, whereas the distressed non-Agency securities in our portfolio were acquired at heavily discounted prices. The following table summarizes the credit ratings of our non-Agency securities portfolio, based on the Bloomberg Index Rating, a composite of each of the four major credit rating agencies (i.e., DBRS Ltd., Moody’s Investors Services, Inc., Standard & Poor’s Corporation and Fitch, Inc.), as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
AAA	0.5%	0.8%
AA	—%	—%
A	0.1%	—%
BBB	2.1%	2.8%
BB	0.6%	1.4%
B	5.3%	4.2%
Below B	73.3%	71.5%
Not rated	18.1%	19.3%
Total	100.0%	100.0%

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
The following table provides the carrying value of our “legacy” and “new issue” non-Agency securities at December 31, 2018 and December 31, 2017:

	December 31, 2018		December 31, 2017
(dollars in thousands)	Carrying Value	% of Total Non-Agency Portfolio	Carrying Value	% of Total Non-Agency Portfolio
“Legacy” non-Agency P&I securities	$3,642,651	94.2%	$2,552,833	85.6%
“Legacy” non-Agency interest-only securities	28,305	0.7%	7,426	0.3%
“New issue” non-Agency securities	196,615	5.1%	421,835	14.1%
Total	$3,867,571	100.0%	$2,982,094	100.0%

Due to acquisitions of “legacy” non-Agency securities, our designated credit reserve as a percentage of total discount increased from December 31, 2017 to December 31, 2018 (as disclosed in Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the consolidated financial statements). From December 31, 2017 to December 31, 2018, our designated credit reserve as a percentage of total discount increased from 49.2% to 65.6%.
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
The following tables present certain information by investment type and their respective underlying loan characteristics for our “legacy” senior and mezzanine non-Agency securities, excluding our non-Agency interest-only portfolio, at December 31, 2018 and December 31, 2017:

	December 31, 2018
“Legacy” Non-Agency P&I Securities	Senior	Mezzanine	Total
Carrying value (in thousands)	$2,842,712	$799,939	$3,642,651
% of total	78.0%	22.0%	100.0%
Average purchase price (1)	$60.72	$65.96	$61.87
Average coupon	3.4%	3.2%	3.3%
Average fixed coupon	5.8%	5.5%	5.8%
Average floating coupon	3.1%	3.1%	3.1%
Average hybrid coupon	4.6%	—%	4.6%
Collateral attributes
Average loan age (months)	148	157	150
Average loan size (in thousands)	$373	$385	$376
Average original loan-to-value	67.3%	66.9%	67.2%
Average original FICO (2)	608	574	601
Current performance
60+ day delinquencies	19.6%	17.7%	19.2%
Average credit enhancement (3)	5.1%	15.8%	7.5%
3-month CPR (4)	4.9%	6.4%	5.2%

	December 31, 2017
“Legacy” Non-Agency P&I Securities	Senior	Mezzanine	Total P&I
Carrying Value (in thousands)	$1,790,481	$762,352	$2,552,833
% of Total	70.1%	29.9%	100.0%
Average Purchase Price (1)	$57.57	$65.36	$59.89
Average Coupon	2.8%	2.3%	2.6%
Average Fixed Coupon	5.9%	5.6%	5.8%
Average Floating Coupon	2.5%	2.2%	2.4%
Average Hybrid Coupon	3.2%	—%	3.2%
Collateral Attributes
Average Loan Age (months)	137	145	139
Average Loan Size (in thousands)	$370	$356	$366
Average Original Loan-to-Value	69.3%	68.8%	69.1%
Average Original FICO (2)	636	573	617
Current Performance
60+ day delinquencies	22.9%	20.3%	22.1%
Average Credit Enhancement (3)	7.5%	16.1%	10.0%
3-Month CPR (4)	6.1%	7.1%	6.4%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total “legacy” non-Agency securities, excluding our non-Agency interest-only portfolio, would be $58.12, $63.19 and $59.07, respectively, at December 31, 2018 and $55.07, $62.73 and $57.27, respectively at December 31, 2017.

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

	December 31, 2018
	“Legacy” Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Collateral Type	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
Prime	$27,878	1.0%	$13,797	1.7%	$41,675	1.1%
Alt-A	367,985	12.9%	89,785	11.3%	457,770	12.6%
POA	214,683	7.6%	171,348	21.4%	386,031	10.6%
Subprime	2,232,166	78.5%	525,009	65.6%	2,757,175	75.7%
Total	$2,842,712	100.0%	$799,939	100.0%	$3,642,651	100.0%

	December 31, 2017
	“Legacy” Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Collateral Type	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
Prime	$21,181	1.2%	$13,829	1.8%	$35,010	1.4%
Alt-A	133,357	7.4%	92,399	12.1%	225,756	8.8%
POA	87,054	4.9%	141,834	18.6%	228,888	9.0%
Subprime	1,548,889	86.5%	514,290	67.5%	2,063,179	80.8%
Total	$1,790,481	100.0%	$762,352	100.0%	$2,552,833	100.0%

	December 31, 2018
	“Legacy” Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Coupon Type	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
Fixed rate	$219,245	7.7%	$20,396	2.5%	$239,641	6.6%
Hybrid or floating	2,623,467	92.3%	779,543	97.5%	3,403,010	93.4%
Total	$2,842,712	100.0%	$799,939	100.0%	$3,642,651	100.0%

	December 31, 2017
	“Legacy” Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Coupon Type	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
Fixed Rate	$147,883	8.3%	$19,957	2.6%	$167,840	6.6%
Hybrid or Floating	1,642,598	91.7%	742,395	97.4%	2,384,993	93.4%
Total	$1,790,481	100.0%	$762,352	100.0%	$2,552,833	100.0%

	December 31, 2018
	“Legacy” Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Origination Year	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
2006 and thereafter	$2,618,076	92.1%	$315,314	39.4%	$2,933,390	80.5%
2002-2005	219,183	7.7%	483,061	60.4%	702,244	19.3%
Pre-2002	5,453	0.2%	1,564	0.2%	7,017	0.2%
Total	$2,842,712	100.0%	$799,939	100.0%	$3,642,651	100.0%

	December 31, 2017
	“Legacy” Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Origination Year	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
2006 and Thereafter	$1,594,088	89.0%	$293,916	38.6%	$1,888,004	73.9%
2002-2005	191,288	10.7%	466,923	61.2%	658,211	25.8%
Pre-2002	5,105	0.3%	1,513	0.2%	6,618	0.3%
Total	$1,790,481	100.0%	$762,352	100.0%	$2,552,833	100.0%

The underlying mortgage loans collateralizing our non-Agency securities are located across the U.S. The following table presents the five largest geographic concentrations of the mortgages and assets collateralizing these securities at December 31, 2018 and December 31, 2017:

	December 31, 2018		December 31, 2017
(dollars in thousands)	Carrying Value	% of Total Non-Agency Securities	Carrying Value	% of Total Non-Agency Securities
California	$1,041,464	26.9%	$694,757	23.8%
New York	529,738	13.7%	367,353	12.6%
Florida	393,936	10.2%	266,329	9.1%
New Jersey	176,265	4.6%	125,794	4.3%
Texas	153,687	4.0%	101,606	3.5%
Total	$2,295,090	59.4%	$1,555,839	53.3%

Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the loans underlying our MSR. As of December 31, 2018 and December 31, 2017, our MSR had a fair market value of $2.0 billion and $1.1 billion.
As of December 31, 2018 and December 31, 2017, our MSR portfolio included MSR on 717,167 and 454,028 loans with an unpaid principal balance of approximately $163.1 billion and $101.3 billion, respectively. The following table summarizes certain characteristics of the loans underlying our MSR at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Unpaid principal balance (in thousands)	$163,102,308	$101,344,054
Number of loans	717,167	454,028
Average coupon	4.1%	3.9%
Average loan age (months)	28	26
Average loan size (in thousands)	$227	$223
Average original loan-to-value	75.0%	73.8%
Average original FICO	752	753
60+ day delinquencies	0.3%	0.5%
3-month CPR	7.3%	10.0%

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

At December 31, 2018 and December 31, 2017, borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes had the following characteristics:

(dollars in thousands)	December 31, 2018			December 31, 2017
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$20,954,730	2.53%	4.6%	$18,538,953	1.55%	4.8%
Non-Agency securities	2,697,254	3.65%	24.2%	1,943,535	2.98%	27.1%
Agency Derivatives	46,516	3.34%	26.4%	71,243	2.15%	26.7%
Mortgage servicing rights	610,000	5.06%	40.6%	132,500	3.99%	48.8%
Other (1)	283,856	6.25%	NA	282,827	6.25%	NA
Total	$24,592,356	2.76%	7.6%	$20,969,058	1.76%	7.1%
____________________

(1)	Includes unsecured convertible senior notes paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount of $287.5 million.

As of December 31, 2018, we had outstanding $23.1 billion of repurchase agreements, and the term to maturity ranged from two days to over 23 months. Repurchase agreements had a weighted average borrowing rate of 2.68% and weighted average remaining maturities of 66 days as of December 31, 2018.
As of December 31, 2018, we had outstanding $865.0 million of FHLB advances with a weighted average term to maturity of 16 months, ranging from approximately 7 months to over 15 years. The weighted average cost of funds for our advances was 2.79% at December 31, 2018.
As of December 31, 2018, we had outstanding $310.0 million of short- and long-term borrowings under revolving credit facilities with a weighted average borrowing rate of 5.60% and weighted average remaining maturities of 4.25 years.
As of December 31, 2018, the outstanding amount due on convertible senior notes was $283.9 million, net of deferred issuance costs. These notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and mature in January 2022.
As of December 31, 2018, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 5.8:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
The following table provides a summary of our borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes, our net TBA notional amounts and our debt-to-equity ratios for the three months ended December 31, 2018, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average (1)	End of Period Balance (1)	Maximum Balance of Any Month-End (1)	End of Period Total Borrowings to Equity Ratio		End of Period Net Long (Short) TBA Notional	End of Period Economic Debt-to-Equity Ratio (2)
December 31, 2018	$23,276,768	$24,592,356	$24,592,356	5.8:1.0		$6,484,000	7.2:1.0
September 30, 2018	$23,921,989	$25,265,210	$27,528,323	5.4:1.0		$9,324,000	7.3:1.0
June 30, 2018	$19,123,370	$18,524,115	$19,237,474	5.3:1.0		$3,049,000	6.2:1.0
March 31, 2018	$20,194,305	$20,316,757	$20,466,930	5.9:1.0		$445,000	6.0:1.0
December 31, 2017	$19,270,237	$20,969,058	$20,969,058	5.9:1.0	(3)	$(573,000)	5.7:1.0
____________________

(1)	Includes borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes and excludes collateralized borrowings in securitization trusts.

(2)	Defined as total borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes, plus implied debt on net TBA notional, divided by total equity.

Equity
The tables below provide details of our changes in stockholders’ equity from December 31, 2017 to December 31, 2018 as well as a reconciliation of comprehensive income and GAAP net income to non-GAAP measures.

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders' equity at December 31, 2017	$2,845.1	174.5	$16.31
Reconciliation of non-GAAP measures to GAAP net loss and Comprehensive loss:
Core Earnings, net of tax expense of $2.4 million (1)	384.0
Dividends on preferred stock	(65.4)
Core Earnings attributable to common stockholders (1)	318.6
Dollar roll income	86.9
Core Earnings attributable to common stockholders, including dollar roll income (1)	405.5
Realized and unrealized gains and losses, net of tax expense of $39.4 million	(428.4)
Transaction expenses and purchase premium associated with the acquisition of CYS Investments, Inc.	(86.7)
Other comprehensive loss, net of tax	(233.9)
Dividend declaration	(386.6)
Other	12.9	1.0
Acquisition of CYS Investments, Inc.	1,125.1	72.6
Issuance of common stock, net of offering costs	0.2	—
Common stockholders' equity at December 31, 2018	$3,253.2	248.1	$13.11
Total preferred stock liquidation preference	1,001.3
Total stockholders' equity at December 31, 2018	$4,254.5
____________________

(1)
Core Earnings is a non-U.S. GAAP measure that we define as comprehensive (loss) income attributable to common stockholders, excluding “realized and unrealized gains and losses” (impairment losses, realized and unrealized gains and losses on the aggregate portfolio, reserve expense for representation and warranty obligations on MSR, non-cash compensation expense related to restricted common stock and restructuring charges) and transaction costs associated with the acquisition of CYS. As defined, Core Earnings includes interest income or expense and premium income or loss on derivative instruments and servicing income, net of estimated amortization on MSR. “Dollar roll income” is the economic equivalent to holding and financing Agency RMBS using short-term repurchase agreements. We believe the presentation of Core Earnings, including dollar roll income, provides investors greater transparency into our period-over-period financial performance and facilitates comparisons to peer REITs.

Year Ended
(in millions)	December 31, 2018
Comprehensive loss attributable to common stockholders	$(343.6)
Adjustment for other comprehensive loss attributable to common stockholders:
Unrealized losses on available-for-sale securities	233.9
Net loss attributable to common stockholders	(109.7)
Adjustments for non-Core Earnings:
Realized loss on investment securities	348.4
Unrealized loss on investment securities	(6.4)
Other-than-temporary impairment loss	0.5
Realized loss on termination or expiration of interest rate swaps, caps and swaptions	3.6
Unrealized loss on interest rate swaps, caps and swaptions	29.6
Loss on other derivative instruments	52.0
Realized and unrealized gains on mortgage servicing rights	(130.1)
Change in servicing reserves	1.5
Non-cash equity compensation expense	12.3
Management fee reduction associated with the acquisition of CYS Investments, Inc.	(17.5)
Transaction expenses and purchase premium associated with the acquisition of CYS Investments, Inc.	86.7
Restructuring charges	8.2
Net provision for income taxes on non-Core Earnings	39.4
Core Earnings attributable to common stockholders (1)	318.5
Dollar roll income	86.9
Core Earnings attributable to common stockholders, including dollar roll income (1)	$405.4
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

U.S. GAAP to Estimated Taxable Income
The following tables provide reconciliations of our GAAP net income (loss) to our estimated taxable income (loss) split between our REIT and TRSs for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018
(dollars in millions)	TRS	REIT	Securitization Trusts & Eliminations	Consolidated
GAAP net income (loss), pre-tax	$114.2	$(59.4)	$(57.3)	$(2.5)
State taxes	—	—	—	—
Adjusted GAAP net income (loss), pre-tax	114.2	(59.4)	(57.3)	(2.5)
Permanent differences
Intercompany RMBS sales	—	—	57.3	57.3
Other permanent differences	—	(0.8)	—	(0.8)
Temporary differences
CYS transaction costs	—	82.4	—	82.4
Net accretion of OID and market discount	0.1	76.3	—	76.4
Net unrealized gains and losses on derivatives	(68.0)	(1.3)	—	(69.3)
Other temporary differences	(13.3)	(0.6)	—	(13.9)
Capital loss carryforward (utilized) deferral	(8.0)	393.7	—	385.7
Net operating loss carryforward (utilized) deferral	(15.3)	—	—	(15.3)
Estimated taxable income	9.7	490.3	—	500.0
Dividend declaration deduction	—	(490.3)	—	(490.3)
Estimated taxable income post-dividend deduction	$9.7	$—	$—	$9.7

	Year Ended December 31, 2017
(dollars in millions)	TRS	REIT	Securitization Trusts & Eliminations	Consolidated
GAAP net (loss) income, pre-tax	$(72.0)	$409.4	$4.5	$341.9
State taxes	(0.1)	—	—	(0.1)
Adjusted GAAP net (loss) income, pre-tax	(72.1)	409.4	4.5	341.8
Permanent differences
Granite Point stock distribution and dividends		(26.6)		(26.6)
Securitization trusts consolidated for U.S. GAAP purposes only	—	—	(4.5)	(4.5)
Other permanent differences	—	(7.4)	—	(7.4)
Temporary differences
Net accretion of OID and market discount	0.1	36.2	—	36.3
Net unrealized gains and losses on derivatives	129.5	(57.1)	—	72.4
Other temporary differences	(8.1)	(7.1)	—	(15.2)
Capital loss carryforward (utilized) deferral	(33.3)	(17.0)	—	(50.3)
Net operating loss carryforward (utilized) deferral	(24.1)	—	—	(24.1)
Estimated taxable (loss) income	(8.0)	330.4	—	322.4
Dividend declaration deduction	—	(330.4)	—	(330.4)
Estimated taxable loss post-dividend deduction	$(8.0)	$—	$—	$(8.0)

The permanent tax differences recorded in 2018 and 2017 include a recurring difference in the income recognized from the securitization trusts that are consolidated for U.S. GAAP purposes only and also include a recurring difference in compensation expense related to restricted stock dividends. Temporary differences are principally timing differences between U.S. GAAP and tax accounting related to unrealized gains and losses from derivative instruments, realized and unrealized gains and losses from MSR and accretion and amortization from Agency RMBS and non-Agency securities. Additionally, for the year ended December 31, 2018, there were both permanent and temporary tax differences resulting from the treatment of transaction costs and related expenses from the merger with CYS.
Change in Accumulated Other Comprehensive Income
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding Agency interest-only securities, do not impact our GAAP net (loss) income or taxable income but are recognized on our consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” As a result of this fair value accounting through stockholders’ equity, we expect our net income to have less significant fluctuations and result in less U.S. GAAP to taxable income timing differences, than if the portfolio were accounted for as trading instruments.
Dividends
For the year ended December 31, 2018, we declared cash dividends totaling $1.88 per share. As a REIT, we are required to distribute at least 90% of our taxable income to stockholders, subject to certain distribution requirements. For the year ended December 31, 2018, our board of directors elected to distribute the majority of our taxable income to avoid U.S. Federal Income taxes. As such, temporary differences between GAAP net (loss) income and taxable income can generate deterioration in book value on a permanent and temporary basis as taxable income is distributed that has not been earned for U.S. GAAP purposes. The following table, which has been adjusted to reflect the reverse stock split, presents cash dividends declared on our common stock for the fiscal years ended December 31, 2018, 2017 and 2016:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 18, 2018	December 31, 2018	January 28, 2019	$0.47
September 20, 2018	October 1, 2018	October 29, 2018	$0.31
July 13, 2018	July 25, 2018	July 30, 2018	$0.16
June 19, 2018	June 29, 2018	July 27, 2018	$0.47
March 20, 2018	April 2, 2018	April 27, 2018	$0.47
December 14, 2017	December 26, 2017	December 29, 2017	$0.47
September 14, 2017	September 29, 2017	October 27, 2017	$0.52
June 15, 2017	June 30, 2017	July 27, 2017	$0.52
March 14, 2017	March 31, 2017	April 27, 2017	$0.50
December 15, 2016	December 30, 2016	January 27, 2017	$0.48
September 15, 2016	September 30, 2016	October 20, 2016	$0.46
June 16, 2016	June 30, 2016	July 20, 2016	$0.46
March 15, 2016	March 31, 2016	April 21, 2016	$0.46

The following table, which has been adjusted to reflect the reverse stock split, summarizes dividends declared on our common stock for the years ended December 31, 2018, 2017 and 2016 and their related tax characterization (per share amounts):

		Tax Characterization
Year Ended December 31,	Dividends Declared Per Common Share	Ordinary Dividends (Non-Qualified)	Qualified Ordinary Dividends	Capital Gain Distribution	Nondividend Distribution
2018	$1.88	$1.88	$—	$—	$—
2017	$5.57	$2.02	$—	$—	$3.55
2016	$1.86	$1.86	$—	$—	$—

Liquidity and Capital Resources
Our liquidity and capital resources are managed and forecasted on a daily basis. We believe this ensures that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls. We also believe that it gives us the flexibility to manage our portfolio to take advantage of market opportunities.
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
As of December 31, 2018, we held $409.8 million in cash and cash equivalents available to support our operations; $27.9 billion of AFS securities, MSR, and derivative assets held at fair value; and $24.6 billion of outstanding debt in the form of repurchase agreements, FHLB advances, borrowings under revolving credit facilities and convertible senior notes. During the three and twelve months ended December 31, 2018, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, increased from 5.4:10 to 5.8:1.0 and decreased from 5.9:1.0 to 5.8:1.0, respectively. The increase during the three months ended December 31, 2018 was driven by an increase in Agency RMBS held during the period as a result of the acquisition of CYS. The decrease during the year ended December 31, 2018 was predominantly driven by the repositioning of financing on AFS securities to TBA positions. During the three and twelve months ended December 31, 2018, our economic debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes and implied debt on net TBA notional, decreased from 7.3:10 to 7.2:1.0 and increased from 5.7:1.0 to 7.2:1.0, respectively.
As of December 31, 2018, we held approximately $3.6 million of unpledged Agency securities and derivatives and $0.4 billion of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $0.3 billion. As of December 31, 2018, we held approximately $849.5 million of unpledged MSR and had an overall estimated unused borrowing capacity on MSR financing facilities of $160.0 million. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the year ended December 31, 2018, we did not experience any restrictions to our funding sources, although balance sheet capacity of counterparties have tightened due to compliance with the Basel III regulatory capital reform rules as well as management of perceived risk in the volatile interest rate environment. We expect ongoing sources of financing to be primarily repurchase agreements, FHLB advances, revolving credit facilities, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of December 31, 2018, we had master repurchase agreements in place with 46 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

The following table summarizes our repurchase agreements and counterparty geographical concentration at December 31, 2018 and December 31, 2017:

	December 31, 2018			December 31, 2017
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$12,061,693	$1,120,101	55.4%	$10,746,447	$993,279	57.0%
Europe (2)	6,728,245	646,000	31.9%	6,109,169	615,150	35.3%
Asia (2)	4,343,538	255,973	12.7%	2,595,591	134,694	7.7%
Total	$23,133,476	$2,022,074	100.0%	$19,451,207	$1,743,123	100.0%
____________________

(1)
Represents the net carrying value of the assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchased are not included in the amounts presented above. We did not have any such payables at December 31, 2018 or December 31, 2017.

(2)	Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

In addition to our master repurchase agreements to fund our Agency and non-Agency securities, we have one repurchase facility and two revolving credit facilities that provide short- and long-term financing for our MSR portfolio. An overview of the facilities is presented in the table below:

(dollars in thousands)
December 31, 2018
Expiration Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
December 1, 2019	Yes (2)	$300,000	$100,000	$400,000	Mortgage servicing rights (3)
June 22, 2023	Yes (2)	$290,000	$40,000	$330,000	Mortgage servicing rights
December 16, 2019	No	$20,000	$20,000	$40,000	Mortgage servicing rights
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

(2)	Commitment fee charged on unused capacity.

(3)	This repurchase facility is secured by MSR notes, which are collateralized by our MSR.

Our wholly owned subsidiary, TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of December 31, 2018, TH Insurance had $865.0 million in outstanding secured advances with a weighted average borrowing rate of 2.79%, and an additional $2.7 billion of available uncommitted capacity for borrowings insofar as TH Insurance holds adequate total assets to support a new advance. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of December 31, 2018:

•
Total indebtedness to net worth must be less than a specified threshold ratio in a repurchase agreement. As of December 31, 2018, our debt to net worth, as defined, was 5.9:1.0 while our threshold ratio, as defined, was 6.5:1.0.

•	Cash liquidity must be greater than $100.0 million. As of December 31, 2018, our liquidity, as defined, was $409.8 million.

•	Net worth must be greater than $1.75 billion. As of December 31, 2018, our net worth, as defined, was $4.3 billion.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, FHLB advances, revolving credit facilities and derivative instruments at December 31, 2018 and December 31, 2017:

(in thousands)	December 31, 2018	December 31, 2017
Available-for-sale securities, at fair value	$25,157,999	$20,990,890
Mortgage servicing rights, at fair value	1,143,918	584,247
Cash and cash equivalents	—	15,000
Restricted cash	416,696	417,018
Due from counterparties	110,695	836,381
Derivative assets, at fair value	70,191	90,895
U.S. Treasuries, at fair value	$6,457	$—
Total	$26,905,956	$22,934,431

Although we generally intend to hold our target assets as long-term investments, we may sell certain of our assets in order to manage our interest rate risk and liquidity needs, to meet other operating objectives and to adapt to market conditions. Our Agency RMBS and non-Agency securities are generally actively traded and thus, in most circumstances, readily liquid. However, certain of our assets, including MSR, are subject to longer trade timelines, and, as a result, market conditions could significantly and adversely affect the liquidity of our assets. Any illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. Our ability to quickly sell certain assets, such as MSR may be limited by delays encountered while obtaining certain regulatory approvals required for such dispositions and may be further limited by delays due to the time period needed for negotiating transaction documents, conducting diligence, and complying with regulatory requirements regarding the transfer of such assets before settlement may occur. Consequently, even if we identify a buyer for our MSR, there is no assurance that we would be able to quickly sell such assets if the need or desire arises.
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

The following table provides the maturities of our repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes as of December 31, 2018 and December 31, 2017:

(in thousands)	December 31, 2018	December 31, 2017
Within 30 days	$7,488,869	$4,269,464
30 to 59 days	5,077,598	3,831,111
60 to 89 days	5,655,060	3,458,940
90 to 119 days	1,938,859	2,452,426
120 to 364 days	3,508,114	5,346,766
One to three years	300,000	927,524
Three to five years	573,856	282,827
Five to ten years	—	—
Ten years and over	50,000	400,000
Total	$24,592,356	$20,969,058

For the year ended December 31, 2018, our restricted and unrestricted cash balance increased approximately $42.8 million to $1.1 billion at December 31, 2018. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the year ended December 31, 2018, operating activities increased our cash balances by approximately $702.9 million, primarily driven by our financial results for the year.

•	Cash flows from investing activities. For the year ended December 31, 2018, investing activities increased our cash balances by approximately $4.8 billion, primarily driven by sales of AFS securities.

•
Cash flows from financing activities. For the year ended December 31, 2018, financing activities decreased our cash balance by approximately $5.5 billion, primarily driven by repayment of repurchase agreements as a result of sales of AFS securities.

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

Aggregate Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, FHLB advances, revolving credit facilities, interest expense on borrowings, our non-cancelable office leases, net of contractual subleases, and management fees payable under our management agreement:

	Due During the Year Ended December 31,
(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Repurchase agreements	$22,833,476	$300,000	$—	$—	$—	$—	$23,133,476
Federal Home Loan Bank advances	815,024	—	—	—	—	50,000	865,024
Revolving credit facilities	20,000	—	—	—	290,000	—	310,000
Convertible senior notes	—	—	—	283,856	—	—	283,856
Interest expense on borrowings (1)	160,734	48,953	36,228	18,979	9,571	19,008	293,473
Long-term operating lease obligations	1,564	1,595	1,513	1,122	501	—	6,295
Management fee - PRCM Advisers (2)	156,600	—	—	—	—	—	156,600
Total	$23,987,398	$350,548	$37,741	$303,957	$300,072	$69,008	$25,048,724
____________________

(1)	Interest expense on repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes calculated based on rates at December 31, 2018.

(2)
Contractual obligation for the management fee is estimated through the contract expiration date of October 28, 2019, inclusive of the termination fee as defined in the management agreement between us and PRCM Advisers. Disclosure assumes agreement not renewed or terminated without cause.

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

Other Matters
We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as, an investment company for purposes of the 1940 Act. If we failed to maintain our exempt status under the 1940 Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in Item 1, “Business - Other Business - Regulation” of this Annual Report on Form 10-K. Accordingly, we monitor our compliance with both the 55% Test and the 80% Tests of the 1940 Act in order to maintain our exempt status. As of December 31, 2018, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.
We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the year ended December 31, 2018. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2018. Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2018, we believe that we qualified as a REIT under the Code.
The Protecting Americans from Tax Hikes Act of 2015 contains changes to certain aspects of the U.S. federal income tax rules applicable to REITs. In particular, the act reduced the maximum allowable value of assets attributable to our TRSs from 25% to 20%, which is applicable with respect to tax years beginning after December 31, 2017. We currently monitor our compliance with this TRS asset test and, in light of this change, we intend to continue to meet the requirement.
The TCJA made many significant changes to the U.S. federal income tax laws applicable to businesses, including REITs and TRSs. Pursuant to the TCJA, as of January 1, 2018, the federal income tax rate applicable to corporations was reduced to 21% and the corporate alternative minimum tax was repealed. In addition, the deduction of net interest expense is limited for all businesses; provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives. This limitation could adversely affect our TRSs.
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
Interest Rate Effect on Net Interest Income
Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing and hedging activities. The costs associated with our borrowings are generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase while the yields earned on our existing portfolio of leveraged fixed-rate Agency RMBS and non-Agency securities will remain static. Moreover, interest rates may rise at a faster pace than the yields earned on our leveraged adjustable-rate and hybrid securities. Both of these factors could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time, as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target assets. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.
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
Interest Rate Mismatch Risk
We fund the majority of our adjustable-rate and hybrid Agency RMBS and non-Agency securities with borrowings that are based on LIBOR, while the interest rates on these assets may be indexed to other index rates, such as the one-year Constant Maturity Treasury index, or CMT, the Monthly Treasury Average index, or MTA, or the 11th District Cost of Funds Index, or COFI. Accordingly, any increase in LIBOR relative to these indices may result in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earnings on these assets. Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our stockholders. To mitigate interest rate mismatches, we utilize the hedging strategies discussed above.

The following table provides the indices of our variable rate Agency RMBS and non-Agency securities as of December 31, 2018 and December 31, 2017, respectively, based on carrying value (dollars in thousands).

	December 31, 2018				December 31, 2017
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$9,502	$15,423	$24,925	1%	$11,832	$18,497	$30,329	1%
LIBOR	3,374,141	9,278	3,383,419	93%	2,563,850	13,284	2,577,134	92%
Other (2)	50,597	165,054	215,651	6%	48,894	142,502	191,396	7%
Total	$3,434,240	$189,755	$3,623,995	100%	$2,624,576	$174,283	$2,798,859	100%
____________________

(1)	“Hybrid” amounts reflect those assets with greater than twelve months to reset.

(2)	“Other” includes COFI, MTA and other indices.

The following analyses of risks are based on our experience, estimates, models and assumptions. They rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing, and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented here in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and caps and float income from custodial accounts associated with our MSR. The change in annualized net interest income does not reflect any potential changes to dollar roll income associated with our TBA positions. To the extent we hold long TBAs, we would expect dollar roll income to decrease as interest rates rise and vice versa. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the December 31, 2018 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
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

The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at December 31, 2018. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day to day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$15,381	$7,655	$(7,678)	$(15,356)
% change in net interest income (1)	3.6%	1.8%	(1.8)%	(3.6)%
Change in value of financial position:
Available-for-sale securities	$396,470	$187,053	$(213,050)	$(488,672)
As a % of common equity	12.2%	5.7%	(6.5)%	(15.0)%
Mortgage servicing rights	$(235,667)	$(112,245)	$99,487	$187,023
As a % of common equity	(7.2)%	(3.5)%	3.1%	5.7%
Residential mortgage loans held-for-sale	$137	$38	$(70)	$(263)
As a % of common equity	—%	—%	—%	—%
Derivatives, net	$(274,909)	$(136,316)	$100,208	$196,999
As a % of common equity	(8.5)%	(4.2)%	3.1%	6.1%
Reverse repurchase agreements	$159	$79	$(79)	$(159)
As a % of common equity	—%	—%	—%	—%
Repurchase agreements	$(17,537)	$(8,769)	$8,769	$17,537
As a % of common equity	(0.5)%	(0.3)%	0.3%	0.5%
Federal Home Loan Bank advances	$(180)	$(90)	$90	$180
As a % of common equity	—%	—%	—%	—%
Revolving credit facilities	$(129)	$(65)	$65	$129
As a % of common equity	—%	—%	—%	—%
Convertible senior notes	$(3,537)	$(1,761)	$1,746	$3,478
As a % of common equity	(0.1)%	(0.1)%	0.1%	0.1%
Total Net Assets	$(135,193)	$(72,076)	$(2,834)	$(83,748)
As a % of total assets	(0.4)%	(0.2)%	—%	(0.3)%
As a % of common equity	(4.2)%	(2.2)%	(0.1)%	(2.6)%
____________________

(1)
Amounts include the effect of interest spread from our interest rate swaps and caps and float income from custodial accounts associated with our MSR, but do not reflect any potential changes to dollar roll income associated with our TBA positions, which are accounted for as derivative instruments in accordance with U.S. GAAP.

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2018. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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
Real estate risk. Residential property values are subject to volatility and may be affected adversely by a number of factors, including national, regional and local economic conditions; local real estate conditions (such as an oversupply of housing); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and natural disasters and other catastrophes. Decreases in property values reduce the value of the collateral for residential mortgage loans and the potential proceeds available to borrowers to repay the loans, which could cause us to suffer losses on our non-Agency securities.
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
Credit Risk
We believe that our investment strategy will generally keep our risk of credit losses low to moderate. However, we retain the risk of potential credit losses on all of the loans underlying our non-Agency securities. With respect to our non-Agency securities that are senior in the credit structure, credit support contained in deal structures provide a level of protection from losses. We seek to manage the remaining credit risk through our pre-acquisition due diligence process, which includes comprehensive underwriting, and by factoring assumed credit losses into the purchase prices we pay for non-Agency securities. In addition, with respect to any particular target asset, we evaluate relative valuation, supply and demand trends, shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral. At times, we enter into credit default swaps or other derivative instruments in an attempt to manage our credit risk. Nevertheless, unanticipated credit losses could adversely affect our operating results.

Item 8. Financial Statements and Supplementary Data

TWO HARBORS INVESTMENT CORP.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
of Two Harbors Investment Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Two Harbors Investment Corp. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.
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
Minneapolis, Minnesota
February 26, 2019

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	December 31, 2018	December 31, 2017
Available-for-sale securities, at fair value	$25,552,604	$21,220,819
Mortgage servicing rights, at fair value	1,993,440	1,086,717
Cash and cash equivalents	409,758	419,159
Restricted cash	688,006	635,836
Accrued interest receivable	86,589	68,309
Due from counterparties	154,626	842,303
Derivative assets, at fair value	319,981	309,918
Reverse repurchase agreements	761,815	—
Other assets	165,660	206,252
Total Assets	$30,132,479	$24,789,313
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$23,133,476	$19,451,207
Federal Home Loan Bank advances	865,024	1,215,024
Revolving credit facilities	310,000	20,000
Convertible senior notes	283,856	282,827
Derivative liabilities, at fair value	820,590	31,903
Due to counterparties	130,210	88,898
Dividends payable	135,551	12,552
Accrued interest payable	160,005	87,698
Other liabilities	39,278	27,780
Total Liabilities	25,877,990	21,217,889
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized and 40,050,000 and 29,050,000 shares issued and outstanding, respectively ($1,001,250 and $726,250 liquidation preference, respectively)	977,501	702,537
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 248,085,721 and 174,496,587 shares issued and outstanding, respectively	2,481	1,745
Additional paid-in capital	4,809,616	3,672,003
Accumulated other comprehensive income	110,817	334,813
Cumulative earnings	2,332,371	2,386,604
Cumulative distributions to stockholders	(3,978,297)	(3,526,278)
Total Stockholders’ Equity	4,254,489	3,571,424
Total Liabilities and Stockholders’ Equity	$30,132,479	$24,789,313

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Year Ended
	December 31,
	2018	2017	2016
Interest income:
Available-for-sale securities	$847,325	$631,853	$414,050
Residential mortgage loans held-for-investment in securitization trusts	—	102,886	133,993
Other	22,707	10,350	27,037
Total interest income	870,032	745,089	575,080
Interest expense:
Repurchase agreements	469,437	210,430	88,850
Collateralized borrowings in securitization trusts	—	82,573	97,729
Federal Home Loan Bank advances	20,417	36,911	26,101
Revolving credit facilities	10,820	2,341	604
Convertible senior notes	18,997	17,933	—
Total interest expense	519,671	350,188	213,284
Net interest income	350,361	394,901	361,796
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(470)	(789)	(1,822)
Other (loss) income:
Loss on investment securities	(341,312)	(34,695)	(107,374)
Servicing income	343,096	209,065	143,579
Loss on servicing asset	(69,033)	(91,033)	(83,531)
Gain (loss) on interest rate swap, cap and swaption agreements	16,043	(9,753)	45,371
(Loss) gain on other derivative instruments	(54,857)	(70,159)	99,379
Other income	3,037	30,141	9,964
Total other (loss) income	(103,026)	33,566	107,388
Expenses:
Management fees	30,272	40,472	39,261
Servicing expenses	61,136	35,289	32,119
Securitization deal costs	—	—	6,152
Other operating expenses	62,983	54,160	56,605
Acquisition transaction costs	86,703	—	—
Restructuring charges	8,238	—	2,990
Total expenses	249,332	129,921	137,127
(Loss) income from continuing operations before income taxes	(2,467)	297,757	330,235
Provision for (benefit from) income taxes	41,823	(10,482)	12,314
Net (loss) income from continuing operations	(44,290)	308,239	317,921
Income from discontinued operations, net of tax	—	44,146	35,357
Net (loss) income	(44,290)	352,385	353,278
Income from discontinued operations attributable to noncontrolling interest	—	3,814	—
Net (loss) income attributable to Two Harbors Investment Corp.	(44,290)	348,571	353,278
Dividends on preferred stock	65,395	25,122	—
Net (loss) income attributable to common stockholders	$(109,685)	$323,449	$353,278
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME, continued
(in thousands, except share data)

	Year Ended
	December 31,
	2018	2017	2016
Basic (loss) earnings per weighted average common share:
Continuing operations	$(0.53)	$1.62	$1.83
Discontinued operations	—	0.23	0.20
Net (loss) income	$(0.53)	$1.85	$2.03
Diluted (loss) earnings per weighted average common share:
Continuing operations	$(0.53)	$1.60	$1.83
Discontinued operations	—	0.21	0.20
Net (loss) income	$(0.53)	$1.81	$2.03
Weighted average number of shares of common stock:
Basic	206,020,502	174,433,999	174,036,852
Diluted	206,020,502	188,133,341	174,036,852
Comprehensive (loss) income:
Net (loss) income	$(44,290)	$352,385	$353,278
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(233,914)	135,586	(159,834)
Other comprehensive (loss) income	(233,914)	135,586	(159,834)
Comprehensive (loss) income	(278,204)	487,971	193,444
Comprehensive income attributable to noncontrolling interest	—	3,814	—
Comprehensive (loss) income attributable to Two Harbors Investment Corp.	(278,204)	484,157	193,444
Dividends on preferred stock	65,395	25,122	—
Comprehensive (loss) income attributable to common stockholders	$(343,599)	$459,035	$193,444
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance, December 31, 2015	$—	$1,770	$3,707,288	$359,061	$1,684,755	$(2,176,313)	$3,576,561	$—	$3,576,561
Net income	—	—	—	—	353,278	—	353,278	—	353,278
Other comprehensive loss before reclassifications, net of tax benefit of $20,435	—	—	—	(58,804)	—	—	(58,804)	—	(58,804)
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $6,373	—	—	—	(101,030)	—	—	(101,030)	—	(101,030)
Other comprehensive loss, net of tax benefit of $26,809	—	—	—	(159,834)	—	—	(159,834)	—	(159,834)
Issuance of common stock, net of offering costs	—	1	501	—	—	—	502	—	502
Repurchase of common stock	—	(40)	(61,267)	—	—	—	(61,307)	—	(61,307)
Common dividends declared	—	—	—	—	—	(323,286)	(323,286)	—	(323,286)
Non-cash equity award compensation	—	8	15,189	—	—	—	15,197	—	15,197
Balance, December 31, 2016	$—	$1,739	$3,661,711	$199,227	$2,038,033	$(2,499,599)	$3,401,111	$—	$3,401,111
Net income	—	—	—	—	348,571	—	348,571	3,814	352,385
Other comprehensive income before reclassifications, net of tax expense of $45,157	—	—	—	129,590	—	—	129,590	—	129,590
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $2,722	—	—	—	5,996	—	—	5,996	—	5,996
Other comprehensive income, net of tax expense of $42,435	—	—	—	135,586	—	—	135,586	—	135,586
Contribution of TH Commercial Holdings LLC to Granite Point Mortgage Trust Inc.	—	—	(13,771)	—	—	—	(13,771)	195,646	181,875
Acquisition of noncontrolling interests	—	—	181	—	—	—	181	(11,542)	(11,361)
Issuance of preferred stock, net of offering costs	702,537	—	—	—	—	—	702,537	—	702,537
Issuance of common stock, net of offering costs	—	—	449	—	—	—	449	—	449
Preferred dividends declared	—	—	—	—	—	(25,122)	(25,122)	—	(25,122)
Common dividends declared	—	—	—	—	—	(350,709)	(350,709)	(3,177)	(353,886)
Special dividend of Granite Point Mortgage Trust Inc. common stock	—	—	11,267	—	—	(650,848)	(639,581)	(184,741)	(824,322)
Non-cash equity award compensation	—	6	12,165	—	—	—	12,171	—	12,171
Balance, December 31, 2017	$702,537	$1,745	$3,672,003	$334,813	$2,386,604	$(3,526,278)	$3,571,424	$—	$3,571,424
Cumulative effect of adoption of new accounting principles	—	—	25	9,918	(9,943)	—	—	—	—
Adjusted balance, January 1, 2018	702,537	1,745	3,672,028	344,731	2,376,661	(3,526,278)	3,571,424	—	3,571,424
Net loss	—	—	—	—	(44,290)	—	(44,290)	—	(44,290)
Other comprehensive loss before reclassifications, net of tax benefit of $14,890	—	—	—	(488,253)	—	—	(488,253)	—	(488,253)
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $0	—	—	—	254,339	—	—	254,339	—	254,339
Other comprehensive loss, net of tax benefit of $14,890	—	—	—	(233,914)	—	—	(233,914)	—	(233,914)
Acquisition of CYS Investments, Inc.	274,950	726	1,124,388	—	—	—	1,400,064	—	1,400,064
Issuance of preferred stock, net of offering costs	14	—	—	—	—	—	14	—	14
Issuance of common stock, net of offering costs	—	—	215	—	—	—	215	—	215
Preferred dividends declared	—	—	—	—	—	(65,395)	(65,395)	—	(65,395)
Common dividends declared	—	—	—	—	—	(386,624)	(386,624)	—	(386,624)
Non-cash equity award compensation	—	10	12,985	—	—	—	12,995	—	12,995
Balance, December 31, 2018	$977,501	$2,481	$4,809,616	$110,817	$2,332,371	$(3,978,297)	$4,254,489	$—	$4,254,489
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Net (loss) income from continuing operations	$(44,290)	$308,239	$317,921
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
Amortization of premiums and discounts on investment securities, net	93,830	67,651	42,888
Amortization of deferred debt issuance costs on convertible senior notes	1,029	714	—
Other-than-temporary impairment losses	470	789	1,822
Realized and unrealized losses on investment securities	344,468	35,401	107,374
Loss on servicing asset	69,033	91,033	83,531
(Gain) loss on residential mortgage loans held-for-investment and collateralized borrowings in securitization trusts	—	(22,683)	11,834
Realized and unrealized losses (gains) on interest rate swaps, caps and swaptions	33,174	930	(66,444)
Unrealized loss (gain) on other derivative instruments	23,489	50,099	(37,463)
Equity based compensation	12,995	11,330	15,197
Excess consideration in the acquisition of CYS Investments, Inc.	77,602	—	—
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	12,366	(24,689)	(10,603)
Decrease (increase) in deferred income taxes, net	41,988	(11,030)	13,766
Increase in accrued interest payable	44,820	67,118	10,200
Increase (decrease) in other, net	(8,104)	(229)	(270,513)
Net cash provided by operating activities from discontinued operations	—	32,108	20,169
Net cash provided by operating activities	$702,870	$606,781	239,679
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Year Ended
	December 31,
	2018	2017	2016
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	$(12,621,282)	$(18,232,105)	$(21,310,083)
Proceeds from sales of available-for-sale securities	15,202,406	8,708,941	14,404,458
Principal payments on available-for-sale securities	2,434,071	1,553,051	1,276,159
Purchases of mortgage servicing rights, net of purchase price adjustments	(976,393)	(484,261)	(317,709)
Proceeds from sales of mortgage servicing rights	637	355	40,137
(Purchases) short sales of derivative instruments, net	(83,887)	(103,175)	(19,240)
Proceeds from sales and settlement (payments for termination and settlement) of derivative instruments, net	354,822	85,811	76,040
Proceeds from reverse repurchase agreements	4,085,127	—	—
Repayments of reverse repurchase agreements	(4,085,482)	—	—
Proceeds from sales of beneficial interests in securitization trusts	—	190,160	—
Proceeds from repayment of residential mortgage loans held-for-investment in securitization trusts	—	332,085	913,894
Net cash paid for the acquisition of CYS Investments, Inc.	(13,552)	—	—
Increase (decrease) in due to counterparties, net	449,274	(805,158)	34,665
Increase (decrease) in other, net	44,257	83,976	(11,206)
Net cash used in investing activities from discontinued operations	—	(813,939)	(757,393)
Net cash provided by (used in) investing activities	4,789,998	(9,484,259)	$(5,670,278)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	151,887,922	139,559,059	$111,505,422
Principal payments on repurchase agreements	(156,949,180)	(128,973,036)	(107,589,163)
Proceeds from issuance of collateralized borrowings in securitization trusts	—	—	1,877,399
Principal payments on collateralized borrowings in securitization trusts	—	(328,978)	(832,405)
Proceeds from Federal Home Loan Bank advances	—	—	215,000
Principal payments on Federal Home Loan Bank advances	(350,000)	(2,784,976)	—
Proceeds from revolving credit facilities	397,400	123,000	70,000
Principal payments on revolving credit facilities	(107,400)	(173,000)	—
Proceeds from convertible senior notes	—	282,113	—
Proceeds from issuance of preferred stock, net of offering costs	(36)	702,537	—
Proceeds from issuance of common stock, net of offering costs	215	449	502
Repurchase of common stock	—	—	(61,307)
Dividends paid on preferred stock	(58,394)	(13,173)	—
Dividends paid on common stock	(270,626)	(422,885)	(331,865)
Net cash provided by financing activities from discontinued operations	—	1,146,168	391,818
Net cash (used in) provided by financing activities	(5,450,099)	9,117,278	5,245,401
Net increase (decrease) in cash, cash equivalents and restricted cash	42,769	239,800	(185,198)
Cash, cash equivalents and restricted cash of continuing operations at beginning of period	1,054,995	758,916	944,055
Cash, cash equivalents and restricted cash of discontinued operations at beginning of period	—	56,279	56,338
Cash, cash equivalents and restricted cash at beginning of period	1,054,995	815,195	1,000,393
Cash, cash equivalents and restricted cash at end of period	$1,097,764	$1,054,995	$815,195
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Year Ended
	December 31,
	2018	2017	2016
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$419,878	$227,518	$116,147
Cash paid (received) for taxes	$397	$(856)	$(5,146)
Noncash Activities:
Acquisition of the assets and liabilities of CYS Investments, Inc.
Available-for-sale securities	$10,034,557	$—	$—
Cash and cash equivalents	$386	$—	$—
Restricted cash	$1,062	$—	$—
Accrued interest receivable	$30,646	$—	$—
Reverse repurchase agreements	$761,460	$—	$—
Other assets	$11,977	$—	$—
Repurchase agreements	$(8,743,527)	$—	$—
Derivative liabilities, net	$(451,026)	$—	$—
Due to counterparties, net	$(279,715)	$—	$—
Accrued interest payable	$(27,487)	$—	$—
Other liabilities	$(821)	$—	$—
Issuance of preferred stock in connection with the acquisition of CYS Investments, Inc.	$275,000	$—	$—
Issuance of common stock in connection with the acquisition of CYS Investments, Inc.	$1,125,114	$—	$—
Deconsolidation of the assets and liabilities of variable interest entities
Residential mortgage loans held-for-investment in securitization trusts	$—	$2,894,507	$—
Accrued interest receivable	$—	$15,386	$—
Collateralized borrowings in securitization trusts	$—	$2,920,970	$—
Accrued interest payable	$—	$8,271	$—
Accrued expenses and other liabilities	$—	$10,826	$—
Recognition of beneficial interests in securitization trusts	$—	$59,826	$—
Distribution of TH Commercial Holdings LLC to Granite Point Mortgage Trust Inc. in exchange for common shares	$—	$651,000	$—
Distribution of Granite Point Mortgage Trust Inc. common stock	$—	$650,848	$—
Transfers of residential mortgage loans held-for-sale to residential mortgage loans held-for-investment in securitization trusts	$—	$—	$1,031,226
Cumulative-effect adjustment to equity for adoption of new accounting principle	$9,918	$—	$—
Dividends declared but not paid at end of period	$135,551	$12,552	$83,437
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

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles, or U.S. GAAP. Certain prior period amounts have been reclassified to conform to the current period presentation. All per share amounts, common shares outstanding and restricted shares for all prior periods presented have been adjusted on a retroactive basis to reflect the Company’s one-for-two reverse stock split effected on November 1, 2017 (refer to Note 16 - Stockholders’ Equity for additional information).
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The Company retains debt securities and excess servicing rights purchased from securitization trusts sponsored by either third parties or the Company’s subsidiaries. The securitization trusts are considered variable interest entities, or VIEs, for financial reporting purposes and, thus, are reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust. During the majority of 2017, the Company retained the most subordinate security in each of the securitization trusts, which gave the Company the power to direct the activities of the trusts that most significantly impact the trusts’ performance and the obligation to absorb losses or the right to receive benefits of the securitization trusts that could be significant. As a result, the Company consolidated all of the securitization trusts, including the underlying mortgage loans held by the trusts (residential mortgage loans held-for-investment) and the associated debt (collateralized borrowings), on its consolidated balance sheet. During the fourth quarter of 2017, the Company sold all of the retained subordinated securities thereby removing the Company’s power to direct the activities of the trusts and the obligation to absorb losses or the right to receive benefits of the securitization trusts. As a result, the securitization trusts are no longer consolidated on the Company’s consolidated balance sheet and the remaining retained securities are included within non-Agency available-for-sale, or AFS, securities.
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
Significant Accounting Policies
Available-for-Sale Securities, at Fair Value
The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other residential mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans (collectively “Agency RMBS”) issued by the Federal National Mortgage Association, or Fannie Mae, the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Government National Mortgage Association, or Ginnie Mae, or collectively, the government sponsored entities, or GSEs. The Company also invests in securities that are not issued by the GSEs, or non-Agency securities, and, from time to time, U.S. Treasuries.
The Company classifies its Agency RMBS and non-Agency securities, excluding inverse interest-only Agency securities classified as derivatives for purposes of U.S. GAAP, as AFS, investments. Although the Company generally intends to hold most of its investment securities until maturity, it may, from time to time, sell any of its investment securities as part of its overall management of its portfolio. Accordingly, the Company classifies all of its securities as AFS, including its interest-only strips, which represent the Company’s right to receive a specified portion of the contractual interest flows of specific Agency or non-Agency securities. All assets classified as AFS, excluding Agency interest-only mortgage-backed securities, are reported at estimated fair value with unrealized gains and losses, excluding other than temporary impairments, included in accumulated other comprehensive income, on an after-tax basis.
On July 1, 2015, the Company elected the fair value option for Agency interest-only securities acquired on or after such date. All Agency interest-only securities acquired on or after July 1, 2015 are carried at estimated fair value with changes in fair value, excluding other than temporary impairments, recorded as a component of loss on investment securities in the consolidated statements of comprehensive (loss) income.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Fair value is determined under the guidance of Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, or ASC 820. The Company determines the fair value of its RMBS that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae (collectively, “Agency RMBS”), based upon prices obtained from third-party pricing providers or broker quotes received using the bid price, which are both deemed indicative of market activity. In determining the fair value of its non-Agency securities, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing providers, broker quotes received and other applicable market data. If listed price data is not available or insufficient, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs. See Note 9 - Fair Value of these notes to the consolidated financial statements for details on fair value measurement.
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
At the inception of a derivative contract, the Company determines whether the instrument will be part of a qualifying hedge accounting relationship or whether the Company will account for the contract as a trading instrument. Due to the volatility of the credit markets and difficulty in effectively matching pricing or cash flows, the Company has elected to treat all current derivative contracts as trading instruments. Changes in fair value as well as the accrual and settlement of interest associated with derivatives accounted for as trading instruments are reported in the consolidated statements of comprehensive (loss) income as gain (loss) on interest rate swap, cap and swaption agreements or (loss) gain on other derivative instruments depending on the type of derivative instrument.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The Company enters into interest rate derivative contracts for a variety of reasons, including minimizing fluctuations in earnings or market values on certain assets or liabilities that may be caused by changes in interest rates. The Company may, at times, enter into various forward contracts including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, and caps. Due to the nature of these instruments, they may be in a receivable/asset position or a payable/liability position at the end of an accounting period. Amounts payable to and receivable from the same party under contracts may be offset as long as the following conditions are met: (a) each of the two parties owes the other determinable amounts; (b) the reporting party has the right to offset the amount owed with the amount owed by the other party; (c) the reporting party intends to offset; and (d) the right of offset is enforceable by law. If the aforementioned conditions are not met, amounts payable to and receivable from are presented by the Company on a gross basis in its consolidated balance sheets. The Company’s centrally cleared interest rate swaps require that the Company posts an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. Accordingly, beginning in the first quarter of 2018 and in subsequent periods, the Company accounts for the receipt or payment of variation margin on interest rate swaps as a direct reduction to the carrying value of the interest rate swap asset or liability. As of December 31, 2018 and December 31, 2017, variation margin pledged or received is netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the Company’s consolidated balance sheets.
The Company has provided specific disclosure regarding the location and amounts of derivative instruments in the consolidated financial statements and how derivative instruments and related hedged items are accounted for. See Note 7 - Derivative Instruments and Hedging Activities of these notes to the consolidated financial statements.
Reverse Repurchase Agreements
The Company may borrow U.S. Treasury securities through reverse repurchase transactions under its master repurchase agreements to cover short sales. The Company accounts for these reverse repurchase agreements as securities borrowing transactions and records them at amortized cost, which approximates fair value due to their short-term nature, on its consolidated balance sheets.
Commercial Real Estate Assets (of Discontinued Operations)
Due to the Company’s controlling ownership interest in Granite Point through November 1, 2017, its financial condition and results of operations through such date reflect Granite Point’s commercial strategy, which includes as target assets first mortgages, mezzanine loans, B-notes and preferred equity. These commercial real estate assets have been reclassified to assets of discontinued operations on the consolidated balance sheets. Interest income on commercial real estate assets has been reclassified to income from discontinued operations on the consolidated statements of comprehensive (loss) income.
The Company’s commercial real estate assets were reported at cost, net of any unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the assets were deemed impaired. No impairments were recorded while these loans were held by the Company.
Interest income on commercial real estate assets was recognized at the loan coupon rate. Any premiums or discounts, loan fees and origination costs were amortized or accreted into interest income over the lives of the loans using the effective interest method. Loans were considered past due when they are 30 days past their contractual due date. Interest income recognition was suspended when loans are placed on nonaccrual status. Generally, commercial real estate loans were placed on nonaccrual status when delinquent for more than 60 days or when determined not to be probable of full collection. Interest accrued, but not collected, at the date loans were placed on nonaccrual is reversed and subsequently recognized only to the extent it was received in cash or until it qualified for return to accrual status. However, where there was doubt regarding the ultimate collectability of loan principal, all cash received was applied to reduce the carrying value of such loans. Commercial real estate loans were restored to accrual status only when contractually current or the collection of future payments was reasonably assured.
Repurchase Agreements
The Company finances certain of its investment securities and MSR through the use of repurchase agreements. These repurchase agreements are generally short-term debt, which expire within one year. As of December 31, 2018, certain of the Company’s repurchase agreements had contractual terms of greater than one year, and were considered long-term debt. Borrowings under repurchase agreements generally bear interest rates of a specified margin over one-month LIBOR and are generally uncommitted. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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
Revolving Credit Facilities
To finance MSR, the Company enters into revolving credit facilities collateralized by pledged MSR. Borrowings under these revolving credit facilities that expire within one year are considered short-term debt. As of December 31, 2018, the Company’s revolving credit facilities that had contractual terms of greater than one year were considered long-term debt. The Company’s revolving credit facilities generally bear interest rates of a specified margin over one-month LIBOR. Borrowings under revolving credit facilities are treated as collateralized financing transactions and are carried at contractual amounts, as specified in the respective agreements.
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
Deferred Tax Assets and Liabilities
Income recognition for U.S. GAAP and tax differ in certain respects. These differences often reflect differing accounting treatments for tax and U.S. GAAP, such as accounting for discount and premium amortization, credit losses, asset impairments, recognition of certain operating expenses and certain valuation estimates. Some of these differences are temporary in nature and create timing mismatches between when taxable income is earned and the tax is paid versus when the earnings (losses) for U.S. GAAP purposes, or GAAP net (loss) income, are recognized and the tax provision is recorded. Some of these differences are permanent since certain income (or expense) may be recorded for tax purposes but not for U.S. GAAP purposes (or vice-versa). One such significant permanent difference is the Company’s ability as a REIT to deduct dividends paid to stockholders as an expense for tax purposes, but not for U.S. GAAP purposes.
As a result of these temporary differences, the Company’s TRSs may recognize taxable income in periods prior or subsequent to when it recognizes income for U.S. GAAP purposes. When this occurs, the TRSs pay or defer the tax liability and establish deferred tax assets or deferred tax liabilities, respectively, for U.S. GAAP purposes.
As the income is subsequently realized in future periods under U.S. GAAP, the deferred tax asset is recognized as an expense. Alternatively, as the TRSs realize the deferred taxable income, the deferred tax liability is recognized as a reduction to taxable income. The Company’s deferred tax assets and/or liabilities are generated solely by differences in GAAP net (loss) income and taxable income (loss) at our taxable subsidiaries. U.S. GAAP and tax differences in the REIT may create additional deferred tax assets and/or liabilities to the extent the Company does not distribute all of its taxable income.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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
The SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into law on December 22, 2017. SAB 118 provided a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA were incomplete but it was able to determine a reasonable estimate, it was required to record a provisional estimate to be included in the financial statements. . If a company could not determine a provisional estimate to be included in the financial statements, it continued to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the TCJA.
The TCJA significantly revised the U.S. corporate income tax by, among other things, lowering the federal income tax rate applicable to corporations from 35% to 21% and repealing the corporate alternative minimum tax. In addition, the deduction of net interest expense is limited for all businesses; provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives. This limitation could adversely affect our TRSs.
The Company recorded a provisional tax provision of $17.5 million in the 2017 financial statements, which was included as a component of income tax expense from continuing operations. This amount represents the remeasurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%. The provisional amount was finalized in 2018 without any changes and there is no additional impact to the 2018 financial statements. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. While the Company does not anticipate a material effect on its operations, the Company will continue to analyze and monitor the application of the TCJA to its businesses, its peers and the economic environment.
Other Comprehensive Income (Loss)
Current period net unrealized gains and losses on AFS securities, excluding Agency interest-only securities, are reported as components of accumulated other comprehensive income on the consolidated statements of stockholders’ equity and in the consolidated statements of comprehensive (loss) income. Net unrealized gains and losses on securities held by our taxable subsidiaries that are reported in accumulated other comprehensive income are adjusted for the effects of taxation and may create deferred tax assets or liabilities.
Earnings Per Share
Basic and diluted (loss) earnings per share are computed by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period. For both basic and diluted per share calculations, potential common shares represents issued and unvested shares of restricted stock, which have full rights to the common stock dividend declarations of the Company. If the assumed conversion of convertible notes into common shares is dilutive, diluted (loss) earnings per share is adjusted by adding back the periodic interest expense (net of any tax effects) associated with dilutive convertible notes to net (loss) income attributable to common stockholders and adding the shares issued in an assumed conversion to the diluted weighted average share count. All per share amounts, common shares outstanding and restricted shares for all periods presented reflect the Company’s one-for-two reverse stock split effected on November 1, 2017 (refer to Note 16 - Stockholders’ Equity for additional information).

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Equity Incentive Plan
The Company’s Second Restated 2009 Equity Incentive Plan, or the Plan, provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including PRCM Advisers and its affiliates. The Plan is administered by the compensation committee of the Company’s board of directors. The Plan permits the granting of restricted shares of common stock, phantom shares, dividend equivalent rights and other equity-based awards. See Note 17 - Equity Incentive Plan for further details regarding the Plan.
The cost of equity-based compensation awarded to employees provided by our manager is measured on and fixed at the grant date, based on the price of the Company’s stock as of period end in accordance with ASU No. 2018-07, and amortized over the vesting term.
Asset Acquisition
In accordance with U.S. GAAP, the acquirer in a merger transaction is to evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If that threshold is met, the set of acquired assets and associated activities is not deemed a business and is required to be accounted for as an asset acquisition. Upon completion of the merger with CYS on July 31, 2018, approximately 89% of the CYS assets acquired were Agency RMBS. The Company concluded that they were similar identifiable assets to be grouped to evaluate whether the “substantially all” threshold was met as the Agency RMBS are financial assets with similar risk characteristics associated with managing these assets. Given the concentration of the fair value of the Agency RMBS of the gross assets acquired, the Company concluded that the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets and, therefore, the merger was accounted for as an asset acquisition. The financial results of CYS since the closing date of the acquisition have been included in the Company’s consolidated financial statements.
Asset acquisitions are generally accounted for by allocating the cost of the acquisition plus direct transaction costs to the individual assets acquired, including identified intangible assets, and liabilities assumed on a relative fair value basis. This allocation may cause identified assets to be recognized at amounts that are greater than their fair values. However, “non-qualifying” assets, which include financial assets and other current assets, should not be assigned an amount greater than their fair value. The gross assets acquired in the merger consisted most significantly of financial assets and other current assets. The cost of the acquisition of CYS plus direct transaction costs exceeded gross assets acquired less liabilities assumed in the merger. As there were no meaningful nonfinancial assets and non-current assets in this transaction and no identified intangible assets to assign value, the excess consideration and transaction costs were recognized in the consolidated statements of comprehensive (loss) income as an expense and an associated reduction in stockholders’ equity.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, which changes the impairment model for most financial assets and certain other instruments. Valuation allowances for credit losses on AFS debt securities will be recognized, rather than direct reductions in the amortized cost of the investments, regardless of whether the impairment is considered to be other-than-temporary. The new model also requires the estimation of lifetime expected credit losses and corresponding recognition of allowance for losses on trade and other receivables, held-to-maturity debt securities, loans, and other instruments held at amortized cost. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2019, with early adoption permitted for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018. The Company is evaluating the adoption of this ASU to determine the impact it may have on its consolidated financial statements, which at the date of adoption, will establish an allowance for credit losses on AFS securities which will be derived from the current designated credit reserve with a resulting increase to amortized cost on the securities. The Company also expects adoption of this ASU to impact the recording for the purchase of certain non-Agency securities with purchased credit deterioration by recording an allowance for credit losses with an increase in amortized cost above the purchase price of the same amount. Subsequent changes in expected credit losses will be recognized immediately in earnings as a provision for credit losses until the allowance is reduced to zero. Further favorable changes will result in prospective yield adjustments.
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

Note 3. Acquisition of CYS Investments, Inc.
On July 31, 2018, the Company completed the acquisition of CYS, through a merger of CYS with and into a wholly owned subsidiary of the Company, in exchange for approximately 72.6 million shares of Two Harbors common stock as well as aggregate cash consideration of $15.0 million. In accordance with the merger agreement, the number of shares of Two Harbors common stock issued was based on an exchange ratio of 0.4680 per share and the cash consideration received by CYS common stockholders was $0.0965 per share. In addition, the Company issued 3 million shares of newly classified Series D cumulative redeemable preferred stock and 8 million shares of newly classified Series E cumulative redeemable preferred stock in exchange for all shares of CYS’s Series A and Series B cumulative redeemable preferred stock outstanding prior to the effective time of the merger.
The total purchase price for the merger of $1.4 billion consists primarily of Two Harbors common stock issued in exchange for shares of CYS common stock and was calculated based on the $15.50 closing price of Two Harbors common stock on July 31, 2018.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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

As there were no meaningful nonfinancial assets and non-current assets in this transaction and no identified intangible assets to assign value, the excess consideration and transaction costs were recognized in the consolidated statements of comprehensive (loss) income as an expense and an associated reduction in stockholders’ equity.

Note 4. Available-for-Sale Securities, at Fair Value
The Company holds AFS investment securities which are carried at fair value on the consolidated balance sheets. The following table presents the Company’s AFS investment securities by collateral type as of December 31, 2018 and December 31, 2017:

(in thousands)	December 31, 2018	December 31, 2017
Agency
Federal National Mortgage Association	$15,812,696	$13,920,721
Federal Home Loan Mortgage Corporation	4,930,963	3,616,967
Government National Mortgage Association	941,374	701,037
Non-Agency	3,867,571	2,982,094
Total available-for-sale securities	$25,552,604	$21,220,819

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

At December 31, 2018 and December 31, 2017, the Company pledged AFS securities with a carrying value of $25.2 billion and $21.0 billion, respectively, as collateral for repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. See Note 10 - Repurchase Agreements and Note 12 - Federal Home Loan Bank of Des Moines Advances.
At December 31, 2018 and December 31, 2017, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, to be considered linked transactions and, therefore, classified as derivatives.
The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include all non-Agency securities, which are classified within available-for-sale securities, at fair value on the consolidated balance sheets. As of December 31, 2018 and December 31, 2017, the carrying value, which also represents the maximum exposure to loss, of all non-Agency securities in unconsolidated VIEs was $3.9 billion and $3.0 billion, respectively.
The following tables present the amortized cost and carrying value of AFS securities by collateral type as of December 31, 2018 and December 31, 2017:

	December 31, 2018
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Agency
Principal and interest	$20,775,790	$1,037,781	$(25,085)	$—	$21,788,486	$61,128	$(339,997)	$21,509,617
Interest-only	3,115,967	209,901	—	—	209,901	14,170	(48,655)	175,416
Total Agency	23,891,757	1,247,682	(25,085)	—	21,998,387	75,298	(388,652)	21,685,033
Non-Agency
Principal and interest	5,360,124	6,682	(694,119)	(1,322,762)	3,349,925	478,095	(44,657)	3,783,363
Interest-only	5,137,169	83,846	—	—	83,846	3,655	(3,293)	84,208
Total Non-Agency	10,497,293	90,528	(694,119)	(1,322,762)	3,433,771	481,750	(47,950)	3,867,571
Total	$34,389,050	$1,338,210	$(719,204)	$(1,322,762)	$25,432,158	$557,048	$(436,602)	$25,552,604

	December 31, 2017
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Agency
Principal and interest	$17,081,849	$1,079,246	$(24,638)	$—	$18,136,457	$42,149	$(134,969)	$18,043,637
Interest-only	2,941,772	223,289	—	—	223,289	10,955	(39,156)	195,088
Total Agency	20,023,621	1,302,535	(24,638)	—	18,359,746	53,104	(174,125)	18,238,725
Non-Agency
Principal and interest	3,758,134	2,757	(676,033)	(653,613)	2,431,245	488,931	(3,166)	2,917,010
Interest-only	5,614,925	65,667	—	—	65,667	2,163	(2,746)	65,084
Total Non-Agency	9,373,059	68,424	(676,033)	(653,613)	2,496,912	491,094	(5,912)	2,982,094
Total	$29,396,680	$1,370,959	$(700,671)	$(653,613)	$20,856,658	$544,198	$(180,037)	$21,220,819

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following tables present the carrying value of the Company’s AFS securities by rate type as of December 31, 2018 and December 31, 2017:

	December 31, 2018
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$19,073	$3,475,171	$3,494,244
Fixed Rate	21,665,960	392,400	22,058,360
Total	$21,685,033	$3,867,571	$25,552,604

	December 31, 2017
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$23,220	$2,622,710	$2,645,930
Fixed Rate	18,215,505	359,384	18,574,889
Total	$18,238,725	$2,982,094	$21,220,819

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of December 31, 2018:

	December 31, 2018
(in thousands)	Agency	Non-Agency	Total
≤ 1 year	$6,301	$97,955	$104,256
> 1 and ≤ 3 years	124,121	135,457	259,578
> 3 and ≤ 5 years	260,886	428,851	689,737
> 5 and ≤ 10 years	19,550,827	2,582,835	22,133,662
> 10 years	1,742,898	622,473	2,365,371
Total	$21,685,033	$3,867,571	$25,552,604

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table presents the changes for the years ended December 31, 2018 and 2017 of the net unamortized discount/premium and designated credit reserves on non-Agency AFS securities.

	Year Ended December 31,
	2018			2017
(in thousands)	Designated Credit Reserve	Net Unamortized Discount/Premium	Total	Designated Credit Reserve	Net Unamortized Discount/Premium	Total
Beginning balance at January 1	$(653,613)	$(607,609)	$(1,261,222)	$(367,437)	$(623,440)	$(990,877)
Acquisitions	(737,765)	(60,894)	(798,659)	(373,051)	(57,732)	(430,783)
Accretion of net discount	—	89,111	89,111	—	88,037	88,037
Realized credit losses	26,457	—	26,457	17,539	—	17,539
Reclassification adjustment for other-than-temporary impairments	(470)	—	(470)	(789)	—	(789)
Transfers from (to)	42,629	(42,629)	—	66,537	(66,537)	—
Sales, calls, other	—	18,430	18,430	3,588	52,063	55,651
Ending balance at December 31	$(1,322,762)	$(603,591)	$(1,926,353)	$(653,613)	$(607,609)	$(1,261,222)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time that the securities had an unrealized loss position as of December 31, 2018 and December 31, 2017. At December 31, 2018, the Company held 1,550 AFS securities, of which 290 were in an unrealized loss position for less than twelve consecutive months and 489 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2017, the Company held 1,435 AFS securities, of which 253 were in an unrealized loss position for less than twelve consecutive months and 234 were in an unrealized loss position for more than twelve consecutive months. Of the $4.4 billion and $12.2 billion of AFS securities in an unrealized loss position for less than twelve consecutive months as of December 31, 2018 and December 31, 2017, $3.1 billion, or 71.1%, and $12.0 billion, or 98.5%, respectively, were Agency AFS securities, whose principal and interest are guaranteed by the GSEs.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2018	$4,386,946	$(66,520)	$9,501,123	$(370,082)	$13,888,069	$(436,602)
December 31, 2017	$12,198,870	$(65,313)	$2,464,544	$(114,724)	$14,663,414	$(180,037)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

During the years ended December 31, 2018, 2017 and 2016, the Company recorded $0.5 million, $0.8 million and $1.8 million in other-than-temporary credit impairments on a total of three, two and four non-Agency securities, respectively, where the future expected cash flows for each security were less than its amortized cost. As of December 31, 2018, impaired securities with a carrying value of $135.5 million had actual weighted average cumulative losses of 8.8%, weighted average three-month prepayment speed of 5.8%, weighted average 60+ day delinquency of 18.6% of the pool balance, and weighted average FICO score of 667. At December 31, 2018, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities; therefore, only the projected credit loss was recognized in earnings.
The following table presents the changes in OTTI included in earnings for the years ended December 31, 2018, 2017 and 2016:

	Year Ended
	December 31,
(in thousands)	2018	2017	2016
Cumulative credit loss at beginning of period	$(6,395)	$(5,606)	$(6,499)
Additions:
Other-than-temporary impairments not previously recognized	(264)	(429)	(1,307)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	(206)	(360)	(515)
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	—	—	1,387
Decreases related to other-than-temporary impairments on securities sold	—	—	1,328
Cumulative credit loss at end of period	$(6,865)	$(6,395)	$(5,606)

Cumulative credit losses related to OTTI may be reduced for securities sold as well as for securities that mature, are paid down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within loss on investment securities in the Company’s consolidated statements of comprehensive (loss) income. For the years ended December 31, 2018, 2017 and 2016, the Company sold AFS securities for $15.2 billion, $8.7 billion and $14.4 billion with an amortized cost of $15.6 billion, $8.7 billion and $14.5 billion for net realized losses of $349.6 million, $32.5 million and $126.2 million, respectively.
The following table presents the gross realized gains and losses on sales of AFS securities for the years ended December 31, 2018, 2017 and 2016:

	Year Ended
	December 31,
(in thousands)	2018	2017	2016
Gross realized gains	$70,076	$67,764	$97,049
Gross realized losses	(419,638)	(100,255)	(223,277)
Total realized losses on sales, net	$(349,562)	$(32,491)	$(126,228)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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
The following table summarizes activity related to MSR for the years ended December 31, 2018, 2017 and 2016.

	Year Ended
	December 31,
(in thousands)	2018	2017	2016
Balance at beginning of period	$1,086,717	$693,815	$493,688
Additions from purchases of mortgage servicing rights	988,283	499,866	312,580
Additions from sales of residential mortgage loans	—	20	924
Subtractions from sales of mortgage servicing rights	—	(946)	(61,511)
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	80,209	6,339	16,572
Other changes in fair value (1)	(149,879)	(96,781)	(78,729)
Other changes (2)	(11,890)	(15,596)	10,291
Balance at end of period	$1,993,440	$1,086,717	$693,815
____________________

(1)	Other changes in fair value primarily represents changes due to the realization of expected cash flows.

(2)	Other changes includes purchase price adjustments, contractual prepayment protection, and changes due to the Company’s purchase of the underlying collateral.

At December 31, 2018 and December 31, 2017, the Company pledged MSR with a carrying value of $1.1 billion and $0.6 billion, respectively, as collateral for repurchase agreements and revolving credit facilities. See Note 10 - Repurchase Agreements and Note 13 - Revolving Credit Facilities.
As of December 31, 2018 and December 31, 2017, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands)	December 31, 2018	December 31, 2017
Weighted average prepayment speed:	8.6%	9.8%
Impact on fair value of 10% adverse change	$(67,245)	$(40,100)
Impact on fair value of 20% adverse change	$(130,371)	$(77,483)
Weighted average delinquency:	1.3%	1.7%
Impact on fair value of 10% adverse change	$(6,911)	$(4,274)
Impact on fair value of 20% adverse change	$(13,688)	$(8,875)
Weighted average discount rate:	9.4%	9.9%
Impact on fair value of 10% adverse change	$(62,528)	$(35,137)
Impact on fair value of 20% adverse change	$(121,135)	$(68,246)

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
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s consolidated statements of comprehensive (loss) income for the years ended December 31, 2018, 2017 and 2016:

	Year Ended
	December 31,
(in thousands)	2018	2017	2016
Servicing fee income	$312,100	$197,902	$138,430
Ancillary and other fee income	1,280	1,009	1,631
Float income	29,716	10,154	3,518
Total	$343,096	$209,065	$143,579

Mortgage Servicing Advances
In connection with the servicing of loans, the Company’s subservicers make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances, including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances, which are funded by the Company, totaled $39.7 million and $31.1 million and were included in other assets on the consolidated balance sheets as of December 31, 2018 and December 31, 2017, respectively.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of residential mortgage loans underlying MSR, residential mortgage loans held in previous on-balance sheet securitization trusts for which the Company is the named servicing administrator and and other assets. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of December 31, 2018 and December 31, 2017:

	December 31, 2018		December 31, 2017
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	717,167	$163,102,308	454,028	$101,344,054
Residential mortgage loans in securitization trusts	3,612	2,392,471	3,845	2,618,016
Other assets	220	34,374	260	40,222
Total serviced mortgage assets	720,999	$165,529,153	458,133	$104,002,292

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 6. Cash, Cash Equivalents and Restricted Cash
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
The following table presents the Company’s restricted cash balances as of December 31, 2018 and December 31, 2017:

(in thousands)	December 31, 2018	December 31, 2017
Restricted cash balances held by trading counterparties:
For securities and loan trading activity	$51,350	$27,050
For derivatives trading activity	219,900	191,421
As restricted collateral for repurchase agreements and Federal Home Loan Bank advances	416,696	417,018
Total restricted cash balances held by trading counterparties	687,946	635,489
Restricted cash balance pursuant to letter of credit on office lease	60	347
Total	$688,006	$635,836

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s consolidated balance sheets as of December 31, 2018 and December 31, 2017 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	December 31, 2018	December 31, 2017
Cash and cash equivalents	$409,758	$419,159
Restricted cash	688,006	635,836
Total cash, cash equivalents and restricted cash	$1,097,764	$1,054,995

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
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of December 31, 2018 and December 31, 2017.

	December 31, 2018
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$70,813	$476,299	$—	$—
Interest rate swap agreements	187,231	26,798,605	—	2,725,000
Interest rate cap contracts	40,335	2,500,000	—	—
Swaptions, net	—	—	(13,456)	63,000
TBAs	21,602	6,484,000	—	—
Put and call options for TBAs, net	—	—	(25,296)	1,767,000
Markit IOS total return swaps	—	—	(383)	48,265
Short U.S. Treasuries	—	—	(781,455)	800,000
Total	$319,981	$36,258,904	$(820,590)	$5,403,265

	December 31, 2017
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$91,827	$588,246	$—	$—
Interest rate swap agreements	206,773	21,516,125	(29,867)	6,966,000
Swaptions, net	10,405	2,666,000	—	—
TBAs	913	733,000	(1,930)	1,306,000
Markit IOS total return swaps	—	—	(106)	63,507
Total	$309,918	$25,503,371	$(31,903)	$8,335,507

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table summarizes the location and amount of gains and losses on derivative instruments reported in the consolidated statements of comprehensive (loss) income:

Derivative Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Year Ended
(in thousands)		December 31,
		2018	2017	2016
Interest rate risk management
TBAs	(Loss) gain on other derivative instruments	$(12,521)	$(46,778)	$51,816
Short U.S. Treasuries	(Loss) gain on other derivative instruments	(26,988)	—	—
Put and call options for TBAs	(Loss) gain on other derivative instruments	(18,457)	(22,623)	64,920
Interest rate swaps - Payers	Gain (loss) on interest rate swap, cap and swaption agreements	48,995	67,124	(3,110)
Interest rate swaps - Receivers	Gain (loss) on interest rate swap, cap and swaption agreements	(74,407)	(17,677)	37,272
Swaptions	Gain (loss) on interest rate swap, cap and swaption agreements	45,954	(59,200)	11,209
Interest rate caps	Gain (loss) on interest rate swap, cap and swaption agreements	(4,499)	—	—
Markit IOS total return swaps	(Loss) gain on other derivative instruments	125	(870)	(36,898)
Credit risk management
Credit default swaps - Receive protection	(Loss) gain on other derivative instruments	—	—	962
Non-risk management
Inverse interest-only securities	(Loss) gain on other derivative instruments	2,984	112	18,579
Forward purchase commmitments	(Loss) gain on other derivative instruments	—	—	2,418
Total		$(38,814)	$(79,912)	$147,168

For the years ended December 31, 2018, 2017 and 2016, the Company recognized $49.2 million of income and $8.8 million, and $21.1 million of expenses, respectively, for the accrual and/or settlement of the net interest expense associated with its interest rate swaps and caps. The income/expenses result from receiving either LIBOR interest or a fixed interest rate and paying either a fixed interest rate or LIBOR interest on an average $29.4 billion, $19.4 billion and $15.5 billion notional, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$588,246	$—	$(111,947)	$476,299	$530,509	$—
Interest rate swap agreements	28,482,125	49,269,781	(48,228,301)	29,523,605	28,317,793	(71,578)
Interest rate cap contracts	—	2,500,000	—	2,500,000	1,054,795	—
Swaptions, net	2,666,000	(35,000)	(2,568,000)	63,000	(1,495,421)	67,985
TBAs, net	(573,000)	64,988,000	(57,931,000)	6,484,000	4,502,888	(35,140)
Short U.S. Treasuries	—	(800,000)	—	(800,000)	(337,534)	—
Put and call options for TBAs, net	—	(451,000)	(1,316,000)	(1,767,000)	(804,997)	6,839
Markit IOS total return swaps	63,507	—	(15,242)	48,265	55,143	(765)
Total	$31,226,878	$115,471,781	$(110,170,490)	$36,528,169	$31,823,176	$(32,659)

	Year Ended December 31, 2017
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$740,844	$—	$(152,598)	$588,246	$662,273	$(40)
Interest rate swap agreements	20,371,063	36,642,245	(28,531,183)	28,482,125	19,447,067	54,476
Swaptions, net	225,000	4,306,000	(1,865,000)	2,666,000	1,014,578	8,694
TBAs, net	(1,489,000)	(7,249,400)	8,165,400	(573,000)	(1,256,424)	(51,810)
Put and call options for TBAs, net	(1,136,000)	4,460,000	(3,324,000)	—	11,978	20,010
Markit IOS total return swaps	90,593	—	(27,086)	63,507	74,183	(181)
Total	$18,802,500	$38,158,845	$(25,734,467)	$31,226,878	$19,953,655	$31,149
____________________

(1)	Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized losses (gains) on interest rate swaps, caps and swaptions and unrealized loss (gain) on other derivative instruments line items within the operating activities section of the consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the (purchases) short sales of other derivative instruments, proceeds from sales (payments for termination) of other derivative instruments, net and increase (decrease) in due to counterparties, net line items within the investing activities section of the consolidated statements of cash flows.
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when mortgage rates decline or increase, depending on the type of investment. Rising mortgage rates generally result in a slowing of refinancing activity, which slows prepayments and results in a decline in the value of the Company’s fixed-rate Agency pools. To mitigate the impact of this risk on the Company’s fixed-rate Agency pool portfolio, the Company maintains a portfolio of fixed-rate interest-only securities and MSR, which increase in value when interest rates increase. As of December 31, 2018 and December 31, 2017, the Company had $147.6 million and $117.8 million, respectively, of interest-only securities, and $2.0 billion and $1.1 billion, respectively, of MSR in place to economically hedge its Agency RMBS. Interest-only securities are included in AFS securities, at fair value, in the consolidated balance sheets.

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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of December 31, 2018 and December 31, 2017:

	December 31, 2018
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$6,484,000	$6,734,858	$6,756,460	$21,602	$—
Sale contracts	—	—	—	—	—
TBAs, net	$6,484,000	$6,734,858	$6,756,460	$21,602	$—

	December 31, 2017
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$733,000	$769,446	$770,359	$913	$—
Sale contracts	(1,306,000)	(1,316,368)	(1,318,297)	—	(1,930)
TBAs, net	$(573,000)	$(546,922)	$(547,938)	$913	$(1,930)
___________________

(1)	Notional amount represents the face amount of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the TBA (or of the underlying Agency RMBS) as of period-end.

(4)
Net carrying value represents the difference between the market value of the TBA as of period-end and its cost basis, and is reported in derivative assets / (liabilities), at fair value, in the consolidated balance sheets.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Short U.S. Treasuries. The Company may use short U.S. Treasury securities independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of December 31, 2018, the Company had short sold U.S. Treasuries with a notional amount of $800.0 million with a fair market value of $781.5 million included in derivative liabilities, at fair value, on the consolidated balance sheet as of December 31, 2018. The Company did not hold any short U.S. Treasuries as of December 31, 2017.
Put and Call Options for TBAs. The Company may use put and call options for TBAs independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of December 31, 2018, the Company had purchased put and call options for TBAs with a notional amount of $5.4 billion and short sold put and call options for TBAs with a notional amount of $7.2 billion. The put and call options had a fair market value of $25.3 million included in derivative liabilities, at fair value, on the consolidated balance sheet as of December 31, 2018. The Company did not hold any put and call options for TBAs as of December 31, 2017.
Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of December 31, 2018 and December 31, 2017, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a three-month LIBOR rate:

(notional in thousands)
December 31, 2018
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate (2)	Weighted Average Maturity (Years) (2)
2019	$4,336,897	1.769%	2.565%	0.79
2020	3,640,000	1.806%	2.689%	1.83
2021	4,117,000	1.550%	2.687%	2.69
2022	2,470,000	2.002%	2.728%	3.75
2023 and Thereafter	6,842,270	2.495%	2.636%	7.60
Total	$21,406,167	1.978%	2.651%	3.75

(notional in thousands)
December 31, 2017
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate (2)	Weighted Average Maturity (Years) (2)
2018	$4,320,000	1.155%	1.508%	0.50
2019	5,448,135	1.767%	1.386%	1.79
2020	5,490,000	1.945%	1.509%	2.87
2021	2,417,000	1.788%	1.628%	3.92
2022 and Thereafter	5,245,000	1.764%	1.516%	6.44
Total	$22,920,135	1.694%	1.493%	3.01
____________________

(1)	Notional amount includes $572.0 million and $570.0 million in forward starting interest rate swaps as of December 31, 2018 and December 31, 2017, respectively.

(2)
Weighted averages exclude forward starting interest rate swaps. As of December 31, 2018 and December 31, 2017, the weighted average fixed pay rate on forward starting interest rate swaps was 2.8% and 2.1%, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Additionally, as of December 31, 2018 and December 31, 2017, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk whereby the Company pays interest at a three-month LIBOR rate:

(notional in thousands)
December 31, 2018
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2020	$250,000	2.469%	2.258%	1.06
2021	$2,477,438	2.538%	2.736%	2.24
2022	800,000	2.653%	2.975%	3.39
2023 and Thereafter	4,590,000	2.653%	2.757%	7.37
Total	$8,117,438	2.612%	2.757%	5.22

(notional in thousands)
December 31, 2017
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2020	$200,000	1.391%	1.642%	2.60
2021	500,000	1.357%	1.327%	3.05
2022 and Thereafter	4,861,990	1.475%	2.325%	8.34
Total	$5,561,990	1.462%	2.211%	7.66

Interest Rate Swaptions. The Company may use interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would either pay or receive a fixed rate) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of December 31, 2018 and December 31, 2017, the Company had the following outstanding interest rate swaptions that were utilized as macro-economic hedges:

	December 31, 2018
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost Basis	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$4,855	$2,430	5.13	$900,000	3.16%	3M Libor	10.0
Payer	≥ 6 Months	8,400	5,992	8.60	800,000	3.14%	3M Libor	10.0
Total Payer		$13,255	$8,422	7.92	$1,700,000	3.15%	3M Libor	10.0
Sale contracts:
Receiver	< 6 Months	$(4,855)	$(9,001)	4.74	$(845,000)	3M Libor	2.66%	10.0
Receiver	≥ 6 Months	$(8,400)	$(12,877)	8.60	$(792,000)	3M Libor	2.64%	10.0
Total Receiver		$(13,255)	$(21,878)	7.52	$(1,637,000)	3M Libor	2.65%	10.0

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	December 31, 2017
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$21,380	$17,736	4.03	$7,200,000	2.27%	3M Libor	3.8
Receiver	< 6 Months	$4,660	$2,982	3.72	$2,300,000	3M Libor	2.10%	10.0
Sale contracts:
Payer	< 6 Months	$(7,950)	$(5,619)	4.66	$(1,693,000)	2.70%	3M Libor	10.0
Receiver	< 6 Months	$(16,260)	$(4,694)	5.17	$(5,141,000)	3M Libor	1.89%	5.6

Interest Rate Cap Contracts. The Company may use interest rate caps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of December 31, 2018, the Company held the following interest rate caps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a three-month LIBOR rate, net of a fixed cap rate:

(notional in thousands)
December 31, 2018
Caps Maturities	Notional Amount	Weighted Average Cap Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2019	$800,000	1.344%	2.422%	0.53
2020	$1,700,000	1.250%	2.766%	1.29
Total	$2,500,000	1.280%	2.656%	1.04

The Company did not hold any interest rate caps as of December 31, 2017.
Markit IOS Total Return Swaps. The Company may use total return swaps (agreements whereby the Company receives or makes payments based on the total return of an underlying instrument or index, such as the Markit IOS Index, in exchange for fixed or floating rate interest payments) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company enters into total return swaps to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our portfolio (referred to as “convexity risk”). Total return swaps based on the Markit IOS Index are intended to synthetically replicate the performance of interest-only securities. The Company had the following total return swap agreements in place at December 31, 2018 and December 31, 2017:

(notional and dollars in thousands)
December 31, 2018
Maturity Date	Current Notional Amount	Fair Value	Cost Basis	Unrealized Gain (Loss)
January 12, 2043	$(21,395)	$(153)	$(30)	$(123)
January 12, 2044	(26,870)	(230)	(29)	(201)
Total	$(48,265)	$(383)	$(59)	$(324)

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
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of December 31, 2018, the fair value of derivative financial instruments as an asset and liability position was $320.0 million and $820.6 million, respectively.
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

Note 8. Offsetting Assets and Liabilities
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
Under U.S. GAAP, if the Company has a valid right of setoff, it may offset the related asset and liability and report the net amount. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is considered a settlement of the interest rate swap, as opposed to pledged collateral. Accordingly, beginning in the first quarter of 2018 and in subsequent periods, the Company accounts for the receipt or payment of variation margin on CME and LCH cleared positions as a direct reduction to the carrying value of the interest rate swap asset or liability. The receipt or payment of initial margin will continue to be accounted for separate from the interest rate swap asset or liability. As of December 31, 2017, variation margin pledged or received was netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the Company’s consolidated balance sheets.
The Company presents repurchase agreements subject to master netting arrangements or similar agreements on a gross basis and derivative assets and liabilities (other than centrally cleared interest rate swaps) subject to such arrangements on a net basis, based on derivative type and counterparty, in its consolidated balance sheets. Separately, the Company presents cash collateral subject to such arrangements (other than variation margin on centrally cleared interest rate swaps) on a net basis, based on counterparty, in its consolidated balance sheets. However, the Company does not offset repurchase agreements or derivative assets and liabilities (other than centrally cleared interest rate swaps) with the associated cash collateral on its consolidated balance sheets.
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of December 31, 2018 and December 31, 2017:

	December 31, 2018
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$599,573	$(279,592)	$319,981	$(58,775)	$—	$261,206
Reverse repurchase agreements	761,815	$—	$761,815	(761,815)	$—	$—
Total Assets	$1,361,388	$(279,592)	$1,081,796	$(820,590)	$—	$261,206
Liabilities
Repurchase agreements	$(23,133,476)	$—	$(23,133,476)	$23,133,476	$—	$—
Derivative liabilities	(1,100,182)	279,592	(820,590)	820,590	—	—
Total Liabilities	$(24,233,658)	$279,592	$(23,954,066)	$23,954,066	$—	$—

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

Note 9. Fair Value
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
Available-for-sale securities. The Company holds a portfolio of AFS securities that are carried at fair value in the consolidated balance sheets and primarily comprised of Agency RMBS and non-Agency securities. The Company determines the fair value of its Agency RMBS based upon prices obtained from third-party pricing providers received using bid price, which are deemed indicative of market activity. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of its non-Agency securities, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 99.6% and 0.4% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at December 31, 2018. AFS securities account for 91.7% of all assets reported at fair value at December 31, 2018.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing providers. Although MSR transactions are observable in the marketplace, the valuation is based upon cash flow models that include unobservable market data inputs (including prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its MSR as Level 3 fair value assets at December 31, 2018.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, caps, swaptions, put and call options for TBAs and Markit IOS total return swaps. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, caps, swaptions, put and call options for TBAs and Markit IOS total return swaps reported at fair value as Level 2 at December 31, 2018.
The Company may also enter into certain other derivative financial instruments, such as TBAs, short U.S. Treasuries and inverse interest-only securities. These instruments are similar in form to the Company’s AFS securities and the Company utilizes a pricing service to value TBAs, short U.S. Treasuries and inverse interest-only securities. The Company classified 100% of its short U.S. Treasuries and inverse interest-only securities at fair value as Level 2 at December 31, 2018. The Company reported 100% of its TBAs as Level 1 as of December 31, 2018.
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
Equity securities. The Company’s equity securities are carried at fair value and reported in other assets on the consolidated balance sheets. Changes in fair value are recorded as a component of loss on investment securities in the consolidated statements of comprehensive (loss) income. The Company determines fair value of its equity securities based on the closing market price of the securities at period end. The Company did not hold any equity securities at December 31, 2018.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	Recurring Fair Value Measurements
	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$25,447,447	$105,157	$25,552,604
Mortgage servicing rights	—	—	1,993,440	1,993,440
Derivative assets	21,602	298,379	—	319,981
Total assets	$21,602	$25,745,826	$2,098,597	$27,866,025
Liabilities
Derivative liabilities	$—	$820,590	$—	$820,590
Total liabilities	$—	$820,590	$—	$820,590

	Recurring Fair Value Measurements
	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$21,067,678	$153,141	$21,220,819
Mortgage servicing rights	—	—	1,086,717	1,086,717
Derivative assets	913	309,005	—	309,918
Other assets	29,413	—	—	29,413
Total assets	$30,326	$21,376,683	$1,239,858	$22,646,867
Liabilities
Derivative liabilities	1,930	29,973	—	31,903
Total liabilities	$1,930	$29,973	$—	$31,903

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2018, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
The valuation of Level 3 instruments requires significant judgment by the third-party pricing providers and/or management. The third-party pricing providers and/or management rely on inputs such as market price quotations from market makers (either market or indicative levels), original transaction price, recent transactions in the same or similar instruments, and changes in financial ratios or cash flows to determine fair value. Level 3 instruments may also be discounted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by the third-party pricing providers in the absence of market information. Assumptions used by the third-party pricing providers due to lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s consolidated financial statements. The Company’s valuation committee reviews all valuations that are based on pricing information received from third-party pricing providers. As part of this review, prices are compared against other pricing or input data points in the marketplace, along with internal valuation expertise, to ensure the pricing is reasonable. In addition, the Company performs back-testing of pricing information to validate price information and identify any pricing trends of a third-party price provider.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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
The following tables present the reconciliation for all of the Company’s Level 3 assets measured at fair value on a recurring basis:

	Year Ended
	December 31, 2018
(in thousands)	Available-For-Sale Securities	Mortgage Servicing Rights
Beginning of period level 3 fair value	$153,141	$1,086,717
Gains (losses) included in net (loss) income:
Realized gains and losses, net	(2,538)	(149,242)
Unrealized gains and losses, net	—	80,209
Net gains (losses) included in net (loss) income	(2,538)	(69,033)
Other comprehensive (loss) income	(1,960)	—
Purchases	17,861	988,283
Sales	—	(637)
Settlements	(153,000)	(11,890)
Gross transfers into level 3	91,653	—
Gross transfers out of level 3	—	—
End of period level 3 fair value	$105,157	$1,993,440
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	—	$68,518
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets held at the end of the reporting period	(1,818)	$—

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	Year Ended
	December 31, 2017
(in thousands)	Available-For-Sale Securities	Mortgage Servicing Rights
Beginning of period level 3 fair value	$—	$693,815
Gains (losses) included in net (loss) income:
Realized gains and (losses), net	—	(97,372)
Unrealized gains and (losses), net	—	6,339
Net gains (losses) included in net (loss) income	—	(91,033)
Other comprehensive (loss) income	141	—
Purchases	153,000	499,886
Sales	—	(355)
Settlements	—	(15,596)
Gross transfers into level 3	—	—
Gross transfers out of level 3	—	—
End of period level 3 fair value	$153,141	$1,086,717
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$5,870
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets held at the end of the reporting period	141	$—
____________________

(1)	The change in unrealized gains or losses on MSR was recorded in loss on servicing asset on the consolidated statements of comprehensive (loss) income.

(2)	The change in unrealized gains or losses on MSR that were held at the end of the reporting period was recorded in loss on servicing asset on the consolidated statements of comprehensive (loss) income.

The Company transferred certain AFS from Level 2 to Level 3 based the observability of inputs during the year ended December 31, 2018. No additional AFS transfers between Level 1, Level 2 or Level 3 were made during the year ended December 31, 2018. The Company did not transfer AFS between Level 1, Level 2 or Level 3 during the year ended December 31, 2017. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
The Company used third-party pricing providers in the fair value measurement of its Level 3 available-for-sale securities. The significant unobservable inputs used by the third-party pricing provider included expected default, severity and discount rate. Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement.
The Company also used multiple third-party pricing providers in the fair value measurement of its Level 3 MSR. The table below presents information about the significant unobservable inputs used by the third-party pricing providers in the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at December 31, 2018:

December 31, 2018
Valuation Technique	Unobservable Input (1)	Range			Weighted Average (2)
Discounted cash flow	Constant prepayment speed	7.6	-	9.6%	8.6%
	Delinquency	1.0	-	1.5%	1.3%
	Discount rate	8.2	-	10.7%	9.4%

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

December 31, 2017
Valuation Technique	Unobservable Input (1)	Range			Weighted Average (2)
Discounted cash flow	Constant prepayment speed	8.2	-	11.2%	9.8%
	Delinquency	1.3	-	2.0%	1.7%
	Discount rate	8.3	-	11.2%	9.9%
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

Fair Value Option for Financial Assets and Financial Liabilities
The Company elected the fair value option for its previously held residential mortgage loans held-for-investment in securitization trusts and the collateralized borrowings in securitization trusts. The fair value option was elected to better reflect the economics of the Company’s retained interests. The Company’s policy was to separately record interest income on the fair value elected loans and interest expense on the fair value elected borrowings. Upfront fees and costs were not deferred or capitalized. Fair value adjustments were reported in other income on the consolidated statements of comprehensive (loss) income. During the fourth quarter of 2017, the Company sold all of these retained subordinated securities thereby causing the deconsolidation of the securitization trusts from the Company’s consolidated balance sheet. The remaining retained securities are included within non-Agency AFS securities.
The following tables summarize the fair value option elections and information regarding the line items and amounts recognized in the consolidated statements of comprehensive (loss) income for each fair value option-elected item.

	Year Ended December 31, 2017
(in thousands)	Interest income (expense)		Other income	Total included in net (loss) income	Change in fair value due to credit risk
Assets
Residential mortgage loans held-for-investment in securitization trusts	102,886	(1)	45,275	148,161	$—	(2)
Liabilities
Collateralized borrowings in securitization trusts	(82,573)		(22,592)	(105,165)	—	(2)
Total	$20,313		$22,683	$42,996	$—

	Year Ended December 31, 2016
(in thousands)	Interest income (expense)		Other income	Total included in net (loss) income	Change in fair value due to credit risk
Assets
Residential mortgage loans held-for-investment in securitization trusts	133,993	(1)	(19,741)	114,252	—	(2)
Liabilities
Collateralized borrowings in securitization trusts	(97,729)		7,907	(89,822)	—	(2)
Total	$36,264		$(11,834)	$24,430	$—
____________________

(1)
Interest income on residential mortgage loans held-for-investment in securitization trusts is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.

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

•
AFS securities, MSR, and derivative assets and liabilities are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the Fair Value Measurements section of this Note 9.

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

•
The carrying value of repurchase agreements, FHLB advances and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. As of December 31, 2018, the Company held $300.0 million of repurchase agreements, $50.0 million of FHLB advances and $290.0 million of revolving credit facilities that are considered long-term. The Company’s long-term repurchase agreements, FHLB advances and revolving credit facilities have floating rates based on an index plus a spread and, for members of the FHLB, the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

•
Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to December 31, 2018. The Company categorizes the fair value measurement of these assets as Level 2.

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2018 and December 31, 2017.

	December 31, 2018		December 31, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities	$25,552,604	$25,552,604	$21,220,819	$21,220,819
Mortgage servicing rights	$1,993,440	$1,993,440	$1,086,717	$1,086,717
Cash and cash equivalents	$409,758	$409,758	$419,159	$419,159
Restricted cash	$688,006	$688,006	$635,836	$635,836
Derivative assets	$319,981	$319,981	$309,918	$309,918
Reverse repurchase agreements	$761,815	$761,815	$—	$—
Other assets	$74,412	$74,412	116,653	116,653
Liabilities
Repurchase agreements	$23,133,476	$23,133,476	$19,451,207	$19,451,207
Federal Home Loan Bank advances	$865,024	$865,024	$1,215,024	$1,215,024
Revolving credit facilities	$310,000	$310,000	$20,000	$20,000
Convertible senior notes	$283,856	$281,951	$282,827	$306,351
Derivative liabilities	$820,590	$820,590	$31,903	$31,903

Note 10. Repurchase Agreements
As of December 31, 2018 and December 31, 2017, the Company had outstanding $23.1 billion and $19.5 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps and caps, the repurchase agreements had a weighted average borrowing rate of 2.68% and 1.69% and weighted average remaining maturities of 66 and 83 days as of December 31, 2018 and December 31, 2017, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

At December 31, 2018 and December 31, 2017, the repurchase agreement balances were as follows:

(in thousands)	December 31, 2018	December 31, 2017
Short-term	$22,833,476	$19,338,707
Long-term	300,000	112,500
Total	$23,133,476	$19,451,207

At December 31, 2018 and December 31, 2017, the repurchase agreements had the following characteristics and remaining maturities:

	December 31, 2018
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$6,712,021	$770,287	$6,561	$—	$7,488,869
30 to 59 days	4,557,688	496,466	23,444	—	5,077,598
60 to 89 days	5,410,967	242,473	1,621	—	5,655,061
90 to 119 days	1,209,395	722,399	7,065	—	1,938,859
120 to 364 days	2,201,325	463,939	7,825	—	2,673,089
One year and over	—	—	—	300,000	300,000
Total	$20,091,396	$2,695,564	$46,516	$300,000	$23,133,476
Weighted average borrowing rate	2.52%	3.65%	3.34%	4.51%	2.68%

	December 31, 2017
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$3,634,541	$613,500	$21,423	$—	$4,269,464
30 to 59 days	3,522,256	261,835	47,020	—	3,831,111
60 to 89 days	3,165,834	290,628	2,478	—	3,458,940
90 to 119 days	2,119,490	332,614	322	—	2,452,426
120 to 364 days	4,883,432	443,334	—	—	5,326,766
One year and over	—	—	—	112,500	112,500
Total	$17,325,553	$1,941,911	$71,243	$112,500	$19,451,207
Weighted average borrowing rate	1.53%	2.98%	2.15%	3.78%	1.69%

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements and derivative instruments:

(in thousands)	December 31, 2018	December 31, 2017
Available-for-sale securities, at fair value	$24,240,507	$19,780,175
Mortgage servicing rights, at fair value	685,683	424,740
Cash and cash equivalents	—	15,000
Restricted cash	416,696	417,018
Due from counterparties	110,695	773,422
Derivative assets, at fair value	70,191	90,895
U.S. Treasuries (1)	6,457	—
Total	$25,530,229	$21,501,250

____________________

(1)	U.S. Treasuries received as collateral and re-pledged.

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at December 31, 2018 and December 31, 2017:

	December 31, 2018				December 31, 2017
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Royal Bank of Canada	$2,504,438	$342,739	8%	94	$1,261,956	$223,347	6%	75
All other counterparties (2)	20,629,038	1,679,335	39%	63	18,189,251	1,519,776	43%	84
Total	$23,133,476	$2,022,074			$19,451,207	$1,743,123
____________________

(1)
Represents the net carrying value of the assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. The Company did not have any such payables at December 31, 2018 nor December 31, 2017.

(2)	Represents amounts outstanding with 29 and 26 counterparties at December 31, 2018 and December 31, 2017, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 11. Reverse Repurchase Agreements
As of December 31, 2018, the Company held securities, consisting of U.S Treasury securities, with a fair value of $781.5 million as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a fair value of $761.8 million. The Company did not have any reverse repurchase agreements as of December 31, 2017.

Note 12. Federal Home Loan Bank of Des Moines Advances
The Company’s wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of December 31, 2018 and December 31, 2017, TH Insurance had $0.9 billion and $1.2 billion in outstanding secured advances with a weighted average borrowing rate of 2.79% and 1.79%, respectively. As of December 31, 2018 and December 31, 2017, TH Insurance had an additional $2.7 billion and $2.2 billion of available uncommitted capacity for borrowings, respectively, insofar as TH Insurance holds adequate total assets to support a new advance. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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
At December 31, 2018 and December 31, 2017, FHLB advances had the following remaining maturities:

(in thousands)	December 31, 2018	December 31, 2017
≤ 1 year	$815,024	$—
> 1 and ≤ 3 years	—	815,024
> 3 and ≤ 5 years	—	—
> 5 and ≤ 10 years	—	—
> 10 years	50,000	400,000
Total	$865,024	$1,215,024

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of FHLB advances:

(in thousands)	December 31, 2018	December 31, 2017
Available-for-sale securities, at fair value	$917,492	$1,210,715
Due from counterparties	—	62,959
Total	$917,492	$1,273,674

The FHLB retains the right to mark the underlying collateral for FHLB advances to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral. In addition, as a condition to membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2018 and December 31, 2017, the Company had stock in the FHLB totaling $40.8 million and $53.8 million, respectively, which is included in other assets on the consolidated balance sheets. FHLB stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLB. Accordingly, when evaluating FHLB stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2018 and December 31, 2017, the Company had not recognized an impairment charge related to its FHLB stock.

Note 13. Revolving Credit Facilities
To finance MSR, the Company has entered into revolving credit facilities collateralized by the value of the MSR pledged. As of December 31, 2018 and December 31, 2017, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $310.0 million and $20.0 million with a weighted average borrowing rate of 5.60% and 5.14% and weighted average remaining maturities of 4.25 and 0.96 years, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

At December 31, 2018 and December 31, 2017, borrowings under revolving credit facilities had the following remaining maturities:

(in thousands)	December 31, 2018	December 31, 2017
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	—	—
90 to 119 days	—	—
120 to 364 days	20,000	20,000
One year and over	290,000	—
Total	$310,000	$20,000

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of December 31, 2018 and December 31, 2017, MSR with a carrying value of $458.2 million and $159.5 million, respectively, was pledged as collateral for the Company’s future payment obligations under its revolving credit facilities. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

Note 14. Convertible Senior Notes
In January 2017, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022. The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in January 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of December 31, 2018 and December 31, 2017, the notes had a conversion rate of 62.4003 and 61.4698 shares of common stock per $1,000 principal amount of the notes, respectively. The outstanding amount due on the convertible senior notes as of December 31, 2018 and December 31, 2017 was $283.9 million and $282.8 million, respectively, net of deferred issuance costs.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 15. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of December 31, 2018:
Management agreement. The Company pays PRCM Advisers a management fee equal to 1.5% per annum, calculated and payable quarterly in arrears, of the Company’s stockholders’ equity. For purposes of calculating the management fee, the Company’s stockholders’ equity means the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less the consolidated stockholders’ equity of Granite Point and its subsidiaries during the time Granite Point was consolidated on the Company’s balance sheet, the weighted average cost basis of Granite Point common stock purchased, the outstanding principal balance of the promissory note due from the sale of Granite Point preferred stock and any amount that the Company has paid for repurchases of its common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). In connection with the acquisition of CYS, the Management Agreement was amended to (i) reduce PRCM Advisers’ base management fee with respect to the additional equity under management resulting from the merger to 0.75% from the effective time through the first anniversary of the effective time and (ii) for the fiscal quarter in which closing of the merger occured, to make a one-time downward adjustment of Pine River’s management fees payable by Two Harbors for such quarter by $15.0 million to offset the cash consideration payable to stockholders of CYS, plus an additional downward adjustment of up to $3.3 million for certain transaction-related expenses. This amount will be adjusted to exclude one-time events pursuant to changes in U.S. GAAP, and certain non-cash items after discussions between PRCM Advisers and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduces the Company’s retained earnings at the end of any completed calendar quarter; it will reduce the management fee for such quarter. The Company’s stockholders’ equity for the purposes of calculating the management fee could be greater than the amount of stockholders’ equity shown on the consolidated financial statements. The current term of the management agreement expires on October 28, 2019, and automatically renews for successive one-year terms annually until terminated in accordance with the terms of the agreement.
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
Legal and regulatory. From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of December 31, 2018.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 16. Stockholders’ Equity
Redeemable Preferred Stock
The following is a summary of the Company's series of cumulative redeemable preferred stock issued and outstanding as of December 31, 2018. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each series of preferred stock will rank on parity with one another and rank senior to the Company's common stock with respect to the payment of the dividends and the distribution of assets.

As of December 31, 2018
(in thousands)
Class of Stock	Issuance Date	Shares issued and outstanding	Carrying Value	Contractual rate	Redemption date (1)	Fixed to floating rate conversion date (2)	Floating annual rate (3)
Fixed-to-Floating rate
Series A	March 14, 2017	5,750	138,872	8.125%	April 27, 2027	April 27, 2027	3M LIBOR + 5.660%
Series B	July 19, 2017	11,500	278,094	7.625%	July 27, 2027	July 27, 2027	3M LIBOR + 5.352%
Series C	November 27, 2017	11,800	285,584	7.250%	January 27, 2025	January 27, 2025	3M LIBOR + 5.011%
Fixed Rate
Series D	July 31, 2018	3,000	74,964	7.750%	July 31, 2018	N/A	N/A
Series E	July 31, 2018	8,000	199,987	7.500%	July 31, 2018	N/A	N/A
Total		40,050	$977,501
____________________

(1)
Subject to the Company's right under limited circumstances to redeem the preferred stock earlier than the redemption date disclosed in order to preserve its qualification as a REIT or following a change in control of the Company.

(2)
For the fixed-to-floating rate redeemable preferred stock, the dividend rate will remain at a annual fixed rate of the $25.00 per share liquidation preference from the issuance date up to but not including the transition date disclosed within. Effective the conversion date and onward, dividends will accumulate on a floating rate basis according to the terms disclosed within (3) below.

(3)
On and after the fixed to floating rate conversion date, the dividend will accumulate and be payable quarterly at a percentage of the $25.00 per share liquidation preference equal to an annual floating rate of three-month LIBOR plus the spread indicated within each preferred class.

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
For each series of preferred stock, the Company may redeem the stock on or after the redemption date in whole or in part, at any time or from time to time. Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. Through December 31, 2018, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Distributions to Preferred Stockholders
The following table presents cash dividends declared by the Company on its preferred stock since their issuances:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Preferred Share
Series A Preferred Stock:
December 18, 2018	December 31, 2018	January 28, 2019	$0.507810
September 20, 2018	October 12, 2018	October 29, 2018	$0.507810
June 19, 2018	July 12, 2018	July 27, 2018	$0.507810
March 20, 2018	April 12, 2018	April 27, 2018	$0.507810
December 14, 2017	January 12, 2018	January 29, 2018	$0.507810
September 14, 2017	October 12, 2017	October 27, 2017	$0.507810
June 15, 2017	July 12, 2017	July 27, 2017	$0.750430
Series B Preferred Stock:
December 18, 2018	December 31, 2018	January 28, 2019	$0.476560
September 20, 2018	October 12, 2018	October 29, 2018	$0.476560
June 19, 2018	July 12, 2018	July 27, 2018	$0.476560
March 20, 2018	April 12, 2018	April 27, 2018	$0.476560
December 14, 2017	January 12, 2018	January 29, 2018	$0.476560
September 14, 2017	October 12, 2017	October 27, 2017	$0.518920
Series C Preferred Stock:
December 18, 2018	December 31, 2018	January 28, 2019	$0.453130
September 20, 2018	October 12, 2018	October 29, 2018	$0.453130
June 19, 2018	July 12, 2018	July 27, 2018	$0.453130
March 20, 2018	April 12, 2018	April 27, 2018	$0.453130
December 14, 2017	January 12, 2018	January 29, 2018	$0.302080
Series D Preferred Stock:
December 18, 2018	December 31, 2018	January 28, 2019	$0.484375
September 20, 2018	October 1, 2018	October 15, 2018	$0.484375
Series E Preferred Stock:
December 18, 2018	December 31, 2018	January 28, 2019	$0.468750
September 20, 2018	October 1, 2018	October 15, 2018	$0.468750

Common Stock
Issuance of Common Stock in Connection with Acquisition of CYS Investments, Inc.
On July 31, 2018, in exchange for all of the shares of CYS common stock outstanding immediately prior to the effective time of the merger, the Company issued approximately 72.6 million new shares of common stock, as well as aggregate cash consideration of $15.0 million, to CYS common stockholders.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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
As of December 31, 2018, the Company had 248,085,721 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the years ended December 31, 2018, 2017 and 2016:

Number of common shares
Common shares outstanding, December 31, 2015	176,953,403
Issuance of common stock	30,301
Issuance of restricted stock (1)	852,459
Repurchase of common stock	(4,010,000)
Common shares outstanding, December 31, 2016	173,826,163
Issuance of common stock	26,950
Issuance of restricted stock (1)	643,474
Common shares outstanding, December 31, 2017	174,496,587
Issuance of common stock	72,616,483
Issuance of restricted stock (1)	972,651
Common shares outstanding, December 31, 2018	248,085,721
____________________

(1)
Represents shares of restricted stock granted under the Second Restated 2009 Equity Incentive Plan, net of forfeitures, of which 1,593,701 restricted shares remained subject to vesting requirements at December 31, 2018.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Distributions to Common Stockholders
The following table presents cash dividends declared by the Company on its common stock during the he years ended December 31, 2018, 2017 and 2016:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share
December 18, 2018	December 31, 2018	January 28, 2019	$0.470000
September 20, 2018	October 1, 2018	October 29, 2018	$0.311630
July 13, 2018	July 25, 2018	July 30, 2018	$0.158370
June 19, 2018	June 29, 2018	July 27, 2018	$0.470000
March 20, 2018	April 2, 2018	April 27, 2018	$0.470000
December 14, 2017	December 26, 2017	December 29, 2017	$0.470000
September 14, 2017	September 29, 2017	October 27, 2017	$0.520000
June 15, 2017	June 30, 2017	July 27, 2017	$0.520000
March 14, 2017	March 31, 2017	April 27, 2017	$0.500000
December 15, 2016	December 30, 2016	January 27, 2017	$0.480000
September 15, 2016	September 30, 2016	October 20, 2016	$0.460000
June 16, 2016	June 30, 2016	July 20, 2016	$0.460000
March 15, 2016	March 31, 2016	April 21, 2016	$0.460000

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
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 3,750,000 shares of the Company’s common stock. As of December 31, 2018, 227,852 shares have been issued under the plan for total proceeds of approximately $4.4 million, of which 28,711, 27,194 and 30,301 shares were issued for total proceeds of $0.4 million, $0.5 million and $0.5 million during the years ended December 31, 2018, 2017 and 2016, respectively.
Share Repurchase Program
The Company’s share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of December 31, 2018, a total of 12,067,500 shares had been repurchased by the Company under the program for an aggregate cost of $200.4 million; of these, 4,010,000 shares were repurchased for a total cost of $61.3 million during the year ended December 31, 2016. No shares were repurchased during the years ended December 31, 2018 and 2017.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

At-the-Market Offering
As of December 31, 2018, the Company was party to an equity distribution agreement under which the Company was authorized to sell up to an aggregate of 10,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of December 31, 2018, 3,792,935 shares of common stock had been sold under the equity distribution agreement for total accumulated net proceeds of approximately $77.6 million. No shares were sold during the years ended December 31, 2018, 2017 and 2016. Subsequent to year-end, the Company terminated its prior equity distribution agreement and entered into a new equity distribution agreement with a total of 35,000,000 shares authorized for issuance. Refer to Note 21-Subsequent Events for further discussion.
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income at December 31, 2018 and December 31, 2017 was as follows:

(in thousands)	December 31, 2018	December 31, 2017
Available-for-sale securities
Unrealized gains	$498,744	$475,694
Unrealized losses	(387,927)	(140,881)
Accumulated other comprehensive (loss) income	$110,817	$334,813

Reclassifications out of Accumulated Other Comprehensive (Loss) Income
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive income to net (loss) income upon the recognition of any other-than-temporary impairments and realized gains and losses on sales, net of income tax effects, as individual securities are impaired or sold. The following table summarizes reclassifications out of accumulated other comprehensive income for the years ended December 31, 2018, 2017 and 2016:

	Affected Line Item in the Consolidated Statements of Comprehensive (Loss) Income	Amount Reclassified out of Accumulated Other Comprehensive (Loss) Income
		Year Ended
(in thousands)		December 31,
		2018	2017	2016
Other-than-temporary impairments on AFS securities	Total other-than-temporary impairment losses	$470	$789	$1,822
Realized losses (gains) on sales of certain AFS securities, net of tax	Loss on investment securities	253,869	5,207	(102,852)
Total		$254,339	$5,996	$(101,030)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 17. Equity Incentive Plan
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
All per share amounts, common shares outstanding and restricted shares for all periods presented reflect the Company’s one-for-two reverse stock split effected on November 1, 2017 (refer to Note 16 - Stockholders’ Equity for additional information).
During the years ended December 31, 2018, 2017 and 2016, the Company granted 55,553, 34,559 and 40,869 shares of common stock, respectively, to its independent directors pursuant to the Plan. The estimated fair value of these awards was $15.48, $19.82 and $16.86 per share on grant date, based on the adjusted closing price of the Company’s common stock on the NYSE on such date. The grants vested immediately.
Additionally, during the years ended December 31, 2018, 2017 and 2016, the Company granted 941,371, 637,286 and 968,761 shares of restricted common stock, respectively, to key employees of PRCM Advisers pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $15.12, $17.48 and $15.04 per share on grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of his or her applicable restricted stock award agreement. During the year ended December 31, 2016, in connection with the restructuring activities, certain agreements were forfeited and re-granted with accelerated vesting terms, in accordance with ASC 718, Compensation - Stock Compensation.
The following table summarizes the activity related to restricted common stock for the year ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018		2017
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	1,284,010	$17.15	1,319,712	$17.10
Granted	996,924	14.96	671,845	17.60
Vested	(673,118)	(17.12)	(684,727)	(17.47)
Forfeited	(14,115)	(15.59)	(22,820)	(17.90)
Outstanding at End of Period	1,593,701	$15.81	1,284,010	$17.15

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017 and 2016, the Company recognized compensation related to restricted common stock granted pursuant to the Plan of $13.0 million, $11.3 million and $15.2 million, respectively.

Note 18. Income Taxes
For the years ended December 31, 2018, 2017 and 2016, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C-corporations. The tables below reflect the net taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. These activities include the designated portion of MSR treated as normal mortgage servicing, residential mortgage loans, certain derivative financial instruments and other risk-management instruments. The Company has designated its TRSs to engage in these activities.
The following table summarizes the tax (benefit) provision from continuing operations recorded at the taxable subsidiary level for the years ended December 31, 2018, 2017 and 2016:

	Year Ended
	December 31,
(in thousands)	2018	2017	2016
Current tax (benefit) provision:
Federal	$52	$492	$(1,616)
State	1	57	164
Total current tax (benefit) provision	53	549	(1,452)
Deferred tax (benefit) provision	41,770	(11,031)	13,766
Total (benefit from) provision for income taxes	$41,823	$(10,482)	$12,314

During the year ended December 31, 2018, the Company’s TRSs recognized a provision for income taxes of $41.8 million, which was primarily due to realized gains on sales of AFS securities and gains recognized on MSR held in the TRSs as well as the write-down of net deferred tax assets resulting from the deemed liquidation of one of the Company’s TRSs due to its TRS election revocation, offset by net losses incurred on derivative instruments held in the TRS. During the year ended December 31, 2017, the Company’s TRSs recognized a benefit from income taxes of $10.5 million, which was primarily due to the remeasurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%, realized losses on sales of AFS securities and net losses incurred on derivative instruments held in the Company’s TRSs.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2018, 2017 and 2016:

	Year Ended
	December 31,
	2018		2017		2016
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Computed income tax expense at federal rate	$(518)	21%	$104,215	35%	$127,957	35%
State taxes, net of federal benefit, if applicable	1	—%	37	—%	106	—%
Permanent differences in taxable income from GAAP net income (1)	28,414	(1,152)%	1,208	—%	401	—%
Dividends paid deduction	13,926	(565)%	(115,942)	(39)%	(116,150)	(32)%
(Benefit from) provision for income taxes/ Effective Tax Rate(2)	$41,823	(1,696)%	$(10,482)	(4)%	$12,314	3%
____________________

(1)
For the year ended December 31, 2018, permanent differences include a provision of 17.8 million related to the write-down of the net deferred tax assets resulting from the deemed liquidation of three of the Company’s TRSs due to their election revocation, offset by the reversal of the valuation allowance upon TRS revocation. For the year ended December 31, 2017, permanent differences include a provision of $17.5 million related to the effect of the federal tax reform statutory rate change from 35% to 21%.

(2)	The provision for (benefit from) income taxes is recorded at the taxable subsidiary level.

The Company’s permanent differences in taxable income from GAAP net (loss) income in the year ended December 31, 2018 was primarily due to the intercompany sale of RMBS between the Company’s TRS and the REIT, as well as the write-down of net deferred tax assets resulting from the deemed liquidation of three of the Company’s TRSs due to their TRS election revocation, offset by the reversal of the valuation allowance upon TRS revocation. Additionally, the Company’s recurring permanent differences in taxable income from GAAP net (loss) income in the years ended December 31, 2018, 2017 and 2016 were due to a difference in the dividends paid deduction for tax, compensation expense related to restricted stock dividends and, for the years ended December 31, 2017 and 2016, net losses incurred by consolidated securitization trusts that are not subject to federal taxes.
The Company’s consolidated balance sheets, as of December 31, 2018 and December 31, 2017 contain the following current and deferred tax liabilities and assets, which are included in other assets, and are recorded at the taxable subsidiary level:

(in thousands)	December 31, 2018	December 31, 2017
Income taxes receivable
Federal income taxes receivable	$690	$130
State and local income taxes receivable	—	—
Income taxes receivable, net	690	130
Deferred tax assets (liabilities)
Deferred tax asset	17,196	50,419
Deferred tax liability	(18,333)	(24,463)
Total net deferred tax (liabilities) assets	(1,137)	25,956
Total tax assets (liabilities), net	$(447)	$26,086

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes at the TRS level. Components of the Company’s deferred tax liabilities and assets as of December 31, 2018 and December 31, 2017 were as follows:

(in thousands)	December 31, 2018	December 31, 2017
Available-for-sale securities	$19	$(11,917)
Mortgage servicing rights	(18,333)	(9,054)
Derivative assets and liabilities	33	4,870
Other assets	9	139
Other liabilities	652	545
Intangibles	101	108
Alternative minimum tax credit	—	2,386
Net operating loss carryforward	16,354	21,853
Capital loss carryforward	28	19,766
Total deferred tax (liabilities) assets	(1,137)	28,696
Valuation allowance	—	(2,740)
Total net deferred tax (liabilities) assets	$(1,137)	$25,956

As of December 31, 2018, the Company has not recorded a valuation allowance for any portion of its deferred tax assets as it does not believe, at a more likely than not level, that any portion of its deferred tax assets will not be realized. At December 31, 2017, a $2.7 million valuation allowance was recorded because the Company determined that it was more likely than not that the associated deferred tax assets would not be realized. Of the TRS net operating loss deferred tax asset carryforward of $16.4 million, $2.4 million is scheduled to expire December 31, 2035, $12.3 million is scheduled to expire December 31, 2036, $1.7 million is scheduled to expire December 31, 2037.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 19. Earnings Per Share
The following table presents a reconciliation of the (loss) earnings and shares used in calculating basic and diluted (loss) earnings per share for the years ended December 31, 2018 and 2017. All per share amounts, common shares outstanding and restricted shares for all periods presented reflect the Company’s one-for-two reverse stock split effected on November 1, 2017 (refer to Note 16 - Stockholders’ Equity for additional information).

	Year Ended
	December 31,
(in thousands, except share data)	2018	2017	2016
Numerator:
Net (loss) income from continuing operations	$(44,290)	$308,239	$317,921
Income from discontinued operations, net of tax	—	44,146	35,357
Net (loss) income	(44,290)	352,385	353,278
Income from discontinued operations attributable to noncontrolling interest	—	3,814	—
Net (loss) income attributable to Two Harbors Investment Corp.	(44,290)	348,571	353,278
Dividends on preferred stock	65,395	25,122	—
Net (loss) income attributable to common stockholders - basic	(109,685)	323,449	353,278
Interest expense attributable to convertible notes (1)	—	17,867	—
Net (loss) income attributable to common stockholders - diluted	$(109,685)	$341,316	353,278
Denominator:
Weighted average common shares outstanding	204,409,853	173,063,178	172,523,497
Weighted average restricted stock shares	1,610,649	1,370,821	1,513,355
Basic weighted average shares outstanding	206,020,502	174,433,999	174,036,852
Effect of dilutive shares issued in an assumed conversion	—	13,699,342	—
Diluted weighted average shares outstanding	206,020,502	188,133,341	174,036,852
Basic (Loss) Earnings Per Share:
Net (loss) income	$(0.53)	$1.85	$2.03
Diluted (Loss) Earnings Per Share:
Net (loss) income	$(0.53)	$1.81	$2.03

___________________

(1)	Includes a nondiscretionary adjustment for the assumed change in the management fee calculation.

Note 20. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with the Management Agreement between the Company and PRCM Advisers dated as of October 28, 2009 and subsequently amended, the Company incurred $47.8 million, $40.5 million and $39.3 million as a management fee to PRCM Advisers for the years ended December 31, 2018, 2017 and 2016, which represents approximately 1.5% of stockholders’ equity on an annualized basis as defined by the Management Agreement. For purposes of calculating the management fee, stockholders’ equity is adjusted as discussed below, and to exclude the consolidated stockholders’ equity of Granite Point and its subsidiaries previously included in the Company’s consolidated balance sheet and any common stock repurchases, as well as any unrealized gains, losses or other items that do not affect realized net (loss) income, among other adjustments, in accordance with the Management Agreement.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

In connection with the acquisition of CYS, the Management Agreement was amended to (i) reduce PRCM Advisers’ base management fee with respect to the additional equity under management resulting from the merger to 0.75% from the effective time through the first anniversary of the effective time and (ii) for the fiscal quarter in which closing of the merger occurred, to make a one-time downward adjustment of Pine River’s management fees payable by Two Harbors for such quarter by $15.0 million to offset the cash consideration payable to stockholders of CYS, plus an additional downward adjustment of up to $3.3 million for certain transaction-related expenses. For the year ended December 31, 2018, the total downward adjustment to management fees was $17.5 million. The Company does not anticipate any further downward adjustments to management fees for transaction-related expenses.
In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $26.3 million, $27.9 million and $28.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company has direct relationships with the majority of its third-party vendors. The Company will continue to have certain costs allocated to it by PRCM Advisers for compensation, data services, technology and certain office lease payments, but most direct expenses with third-party vendors are paid directly by the Company.
The Company recognized $13.0 million, $11.3 million and $15.2 million of compensation during the years ended December 31, 2018, 2017 and 2016, respectively, related to restricted common stock issued to employees of PRCM Advisers and the Company’s independent directors pursuant to the Plan.
During the year ended December 31, 2017, the Company purchased 1,658,008 shares of Granite Point common stock in the open market for a cost of $30.0 million. These equity securities were carried at fair value and reported in other assets on the consolidated balance sheets. As of December 31, 2017, the carrying value of the equity securities was $29.4 million, which included $0.6 million in unrealized losses. During the year ended December 31, 2018, the Company sold all of the Granite Point common stock it held for $31.2 million, resulting in a realized gain of $1.2 million.

Note 21. Subsequent Events
On February 8, 2019, the Company entered into an equity distribution agreement with Credit Suisse Securities (USA) LLC, or Credit Suisse, pursuant to which the Company may offer and sell up to 35,000,000 shares of its common stock from time to time through Credit Suisse. Sales of common stock pursuant to the equity distribution agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange. Credit Suisse shall be entitled to total compensation of up to 2% of the gross proceeds from the sale of common stock sold under the equity distribution agreement.
On February 8, 2019, the Company provided notice of termination to JMP Securities LLC and Keefe, Bruyette & Woods, Inc. related to the equity distribution agreement dated May 25, 2012, as amended. The Company had previously offered and sold 3,792,935 shares of common stock pursuant to such equity distribution agreement (as adjusted for the one-for-two reverse stock split on November 1, 2017).
Events subsequent to December 31, 2018 were evaluated through the date these consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 22. Quarterly Financial Data - Unaudited

	2018 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31
Total interest income	$194,019	$187,360	$236,698	$251,955
Total interest expense	96,560	108,414	152,396	162,301
Net interest income	97,459	78,946	84,302	89,654
Other-than-temporary impairment losses	(94)	(174)	(95)	(107)
Total other income (loss)	281,982	93,174	112,514	(590,696)
Total expenses	40,754	38,507	123,366	46,705
Provision for (benefit from) income taxes	3,784	(6,051)	37,409	6,681
Dividends on preferred stock	13,747	13,747	18,951	18,950
Net income (loss) attributable to common stockholders	$321,062	$125,743	$16,995	$(573,485)
Basic earnings per share:
Continuing operations	$1.83	$0.72	$0.08	$(2.31)
Net income (loss)	$1.83	$0.72	$0.08	$(2.31)
Diluted earnings per share:
Continuing operations	$1.69	$0.68	$0.08	$(2.31)
Net income (loss)	$1.69	$0.68	$0.08	$(2.31)

	2017 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31
Total interest income	$169,154	$184,741	$196,089	$195,105
Total interest expense	70,685	85,281	99,427	94,795
Net interest income	98,469	99,460	96,662	100,310
Other-than-temporary impairment losses	—	(429)	—	(360)
Total other (loss) income	(35,585)	(57,197)	23,060	103,288
Total expenses	28,870	38,614	31,844	30,593
(Benefit from) provision for income taxes	(24,517)	8,759	(5,342)	10,618
Income from discontinued operations (net of noncontrolling), net of tax	13,454	14,157	8,844	3,877
Dividends on preferred stock	—	4,285	8,888	11,949
Net income attributable to common stockholders	$71,985	$4,333	$93,176	$153,955
Basic earnings per share:
Continuing operations	$0.33	$(0.06)	$0.48	$0.86
Discontinued operations	0.08	0.08	0.05	0.02
Net income	$0.41	$0.02	$0.53	$0.88
Diluted earnings per share:
Continuing operations	$0.33	$(0.06)	$0.47	$0.82
Discontinued operations	0.08	0.08	0.05	0.02
Net income	$0.41	$0.02	$0.52	$0.84

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
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, the Company’s management believes that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent auditors, Ernst & Young LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 151 of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
of Two Harbors Investment Corp.
Opinion on Internal Control over Financial Reporting
We have audited Two Harbors Investment Corp.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Two Harbors Investment Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 26, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 26, 2019

Item 9B. Other Information
None.

PART III

Items 10, 11, 12 and 13.
The information required by Items 10, 11, 12 and 13 of Part III of this Annual Report is incorporated by reference to information to be set forth in the Company’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2018.

Item 14. Principal Accounting Fees and Services
We retained Ernst & Young LLP, or EY, to audit our consolidated financial statements for the years ended December 31, 2018 and 2017. We also retained EY, as well as other accounting and consulting firms, to provide various other services in during the years ended December 31, 2018 and 2017.
The table below presents the aggregate fees billed to us for professional services performed by EY for the years ended December 31, 2018 and 2017:

	Year Ended
	December 31,
	2018	2017
Audit fees (1)	$1,301,476	$1,753,745
Audit-related fees (2)	56,144	47,300
Tax fees (3)	536,267	381,908
Total principal accountant fees	$1,893,887	$2,182,953
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

The services performed by EY in 2018 were pre-approved by our Audit Committee in accordance with the pre-approval policy set forth in our Audit Committee Charter. This policy requires that all engagement fees and the terms and scope of all auditing and non-auditing services be reviewed and approved by the Audit Committee in advance of their formal initiation.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements:
The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth in Part II, Item 8 on pages 89 through 97 of this Annual Report on Form 10-K and are incorporated herein by reference.
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
1.1
Equity Distribution Agreement between Two Harbors Investment Corp. and Credit Suisse Securities (USA) LLC dated February 8, 2019 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2019).

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

2.4
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

Exhibit Number	Exhibit Index
10.1	Management Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2009, filed with the SEC on March 4, 2010).
10.2	Amendment to Management Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 19, 2012).
10.3	Second Amendment to Management Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 7, 2014).
10.4	Third Amendment to Management Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 28, 2017).
10.5	Fourth Amendment to Management Agreement, dated April 25, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on April 26, 2018).
10.6	Shared Facilities and Services Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2009, filed with the SEC on March 4, 2010).
10.7*	Second Restated 2009 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on March 26, 2015).
10.8*
Form of Restricted Stock Agreement under the Second Restated 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015).

10.9*	Form of Phantom Share Award (incorporated by reference to Exhibit 10.10.2 to Amendment No. 4).
10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 19, 2009).
21.1	Subsidiaries of registrant. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm of Ernst & Young LLP. (filed herewith)
24.1	Powers of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101
Financial statements from the Annual Report on Form 10-K of Two Harbors Investment Corp. for the year ended December 31, 2018, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)

____________________

*	Management or compensatory agreement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	February 26, 2019	By:	/s/ Thomas E. Siering
Thomas E. Siering Chief Executive Officer, President and Director (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Each of the undersigned hereby appoints Thomas E. Siering and Mary Riskey, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable.

Signature	Title	Date
/s/ Thomas E. Siering	Chief Executive Officer, President and Director (principal executive officer)	February 26, 2019
Thomas E. Siering

/s/ Mary Riskey	Chief Financial Officer (principal financial and accounting officer)	February 26, 2019
Mary Riskey

/s/ Stephen G. Kasnet	Chairman of the Board of Directors	February 26, 2019
Stephen G. Kasnet

/s/ E. Spencer Abraham	Director	February 26, 2019
E. Spencer Abraham

/s/ James J. Bender	Director	February 26, 2019
James J. Bender

/s/ Karen Hammond	Director	February 26, 2019
Karen Hammond

/s/ William Roth	Chief Investment Officer and Director	February 26, 2019
William Roth

/s/ W. Reid Sanders	Director	February 26, 2019
W. Reid Sanders

/s/ James A. Stern	Director	February 26, 2019
James A. Stern

/s/ Hope B. Woodhouse	Director	February 26, 2019
Hope B. Woodhouse