Form 10-K/A
period 2018-12-31
TWO HARBORS INVESTMENT CORP.
filed 2019-04-04
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Annual Report on Form 10-K of Two Harbors Investment Corp. (“the Company”) for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on February 27, 2019 (the “Original Filing”), is being filed solely to correct certain typographical errors in the certifications filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to the Original Filing. The certifications by the Company’s Chief Executive Officer and Chief Financial Officer included in the Original Filing inadvertently referred to a quarterly report on Form 10-Q rather than the annual report on Form 10-K. Except for the foregoing amended information, this Amendment does not alter or update any other information contained in the Original Filing.

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

TWO HARBORS INVESTMENT CORP.
Dated:	April 4, 2019	By:	/s/ Thomas E. Siering
Thomas E. Siering Chief Executive Officer, President and Director (principal executive officer)