Form 10-Q
period 2019-03-31
TWO HARBORS INVESTMENT CORP.
filed 2019-05-08
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Exchange on Which Registered:
Common Stock, par value $0.01 per share	TWO	New York Stock Exchange
8.125% Series A Cumulative Redeemable Preferred Stock	TWO PRA	New York Stock Exchange
7.625% Series B Cumulative Redeemable Preferred Stock	TWO PRB	New York Stock Exchange
7.25% Series C Cumulative Redeemable Preferred Stock	TWO PRC	New York Stock Exchange
7.75% Series D Cumulative Redeemable Preferred Stock	TWO PRD	New York Stock Exchange
7.50% Series E Cumulative Redeemable Preferred Stock	TWO PRE	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 7, 2019 there were 272,833,177 shares of outstanding common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2019	December 31, 2018
ASSETS	(unaudited)
Available-for-sale securities, at fair value	$25,077,710	$25,552,604
Mortgage servicing rights, at fair value	2,014,370	1,993,440
Cash and cash equivalents	512,183	409,758
Restricted cash	266,752	688,006
Accrued interest receivable	77,934	86,589
Due from counterparties	35,816	154,626
Derivative assets, at fair value	336,112	319,981
Reverse repurchase agreements	—	761,815
Other assets	179,673	165,660
Total Assets	$28,500,550	$30,132,479
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$19,729,691	$23,133,476
Federal Home Loan Bank advances	865,024	865,024
Revolving credit facilities	375,294	310,000
Convertible senior notes	284,099	283,856
Derivative liabilities, at fair value	231	820,590
Due to counterparties	2,175,221	130,210
Dividends payable	147,179	135,551
Accrued interest payable	109,313	160,005
Other liabilities	40,274	39,278
Total Liabilities	23,726,326	25,877,990
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized and 40,050,000 and 40,050,000 shares issued and outstanding, respectively ($1,001,250 and $1,001,250 liquidation preference, respectively)	977,501	977,501
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 272,826,604 and 248,085,721 shares issued and outstanding, respectively	2,728	2,481
Additional paid-in capital	5,146,508	4,809,616
Accumulated other comprehensive income	466,969	110,817
Cumulative earnings	2,305,994	2,332,371
Cumulative distributions to stockholders	(4,125,476)	(3,978,297)
Total Stockholders’ Equity	4,774,224	4,254,489
Total Liabilities and Stockholders’ Equity	$28,500,550	$30,132,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in thousands, except share data)

	Three Months Ended
	March 31,
	2019	2018
Interest income:
Available-for-sale securities	$235,886	$190,716
Other	9,597	3,303
Total interest income	245,483	194,019
Interest expense:
Repurchase agreements	147,560	86,580
Federal Home Loan Bank advances	6,074	4,458
Revolving credit facilities	5,156	804
Convertible senior notes	4,735	4,718
Total interest expense	163,525	96,560
Net interest income	81,958	97,459
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(206)	(94)
Other (loss) income:
Loss on investment securities	(19,292)	(20,671)
Servicing income	116,948	71,190
(Loss) gain on servicing asset	(188,974)	71,807
(Loss) gain on interest rate swap, cap and swaption agreements	(83,259)	150,545
Gain on other derivative instruments	104,278	8,053
Other income	123	1,058
Total other (loss) income	(70,176)	281,982
Expenses:
Management fees	12,082	11,708
Servicing expenses	19,912	14,554
Other operating expenses	15,556	14,492
Total expenses	47,550	40,754
(Loss) income before income taxes	(35,974)	338,593
(Benefit from) provision for income taxes	(10,039)	3,784
Net (loss) income	(25,935)	334,809
Dividends on preferred stock	18,950	13,747
Net (loss) income attributable to common stockholders	$(44,885)	$321,062
Basic (loss) earnings per weighted average common share	$(0.18)	$1.83
Diluted (loss) earnings per weighted average common share	$(0.18)	$1.69
Dividends declared per common share	$0.47	$0.47
Weighted average number of shares of common stock:
Basic	252,357,878	175,145,964
Diluted	252,357,878	192,818,531
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited), continued
(in thousands, except share data)

	Three Months Ended
	March 31,
	2019	2018
Comprehensive income (loss):
Net (loss) income	$(25,935)	$334,809
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	356,152	(344,777)
Other comprehensive income (loss)	356,152	(344,777)
Comprehensive income (loss)	330,217	(9,968)
Dividends on preferred stock	18,950	13,747
Comprehensive income (loss) attributable to common stockholders	$311,267	$(23,715)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2017	$702,537	$1,745	$3,672,003	$334,813	$2,386,604	$(3,526,278)	$3,571,424
Cumulative effect of adoption of new accounting principle	—	—	—	9,918	(9,918)	—	—
Adjusted Balance, January 1, 2018	702,537	1,745	3,672,003	344,731	2,376,686	(3,526,278)	3,571,424
Net income	—	—	—	—	334,809	—	334,809
Other comprehensive loss before reclassifications, net of tax benefit of $510	—	—	—	(343,542)	—	—	(343,542)
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $0	—	—	—	(1,235)	—	—	(1,235)
Other comprehensive loss, net of tax benefit of $510	—	—	—	(344,777)	—	—	(344,777)
Issuance of preferred stock, net of offering costs	13	—	—	—	—	—	13
Issuance of common stock, net of offering costs	—	—	76	—	—	—	76
Preferred dividends declared	—	—	—	—	—	(13,747)	(13,747)
Common dividends declared	—	—	—	—	—	(82,454)	(82,454)
Non-cash equity award compensation	—	9	2,332	—	—	—	2,341
Balance, March 31, 2018	$702,550	$1,754	$3,674,411	$(46)	$2,711,495	$(3,622,479)	$3,467,685

Balance, December 31, 2018	$977,501	$2,481	$4,809,616	$110,817	$2,332,371	$(3,978,297)	$4,254,489
Cumulative effect of adoption of new accounting principle	—	—	—	—	(442)	—	(442)
Adjusted Balance, January 1, 2019	977,501	2,481	4,809,616	110,817	2,331,929	(3,978,297)	4,254,047
Net loss	—	—	—	—	(25,935)	—	(25,935)
Other comprehensive income before reclassifications, net of tax expense of $30	—	—	—	327,840	—	—	327,840
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $0	—	—	—	28,312	—	—	28,312
Other comprehensive income, net of tax expense of $30	—	—	—	356,152	—	—	356,152
Issuance of common stock, net of offering costs	—	243	335,035	—	—	—	335,278
Preferred dividends declared	—	—	—	—	—	(18,950)	(18,950)
Common dividends declared	—	—	—	—	—	(128,229)	(128,229)
Non-cash equity award compensation	—	4	1,857	—	—	—	1,861
Balance, March 31, 2019	$977,501	$2,728	$5,146,508	$466,969	$2,305,994	$(4,125,476)	$4,774,224
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows From Operating Activities:
Net (loss) income	$(25,935)	$334,809
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of premiums and discounts on investment securities, net	22,052	22,086
Amortization of deferred debt issuance costs on convertible senior notes	243	227
Other-than-temporary impairment losses	206	94
Realized and unrealized losses on investment securities	19,292	21,301
Loss (gain) on servicing asset	188,974	(71,807)
Realized and unrealized loss (gain) on interest rate swaps, caps and swaptions	106,967	(146,736)
Unrealized (gain) loss on other derivative instruments	(90,184)	41,724
Equity based compensation	1,861	2,341
Net change in assets and liabilities:
Decrease in accrued interest receivable	8,655	939
(Increase) decrease in deferred income taxes, net	(10,037)	4,508
Decrease in accrued interest payable	(50,692)	(2,293)
Change in other operating assets and liabilities, net	(5,588)	(4,050)
Net cash provided by operating activities	165,814	203,143
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(4,551,312)	(2,720,032)
Proceeds from sales of available-for-sale securities	4,853,189	2,047,032
Principal payments on available-for-sale securities	487,649	447,664
Purchases of mortgage servicing rights, net of purchase price adjustments	(210,193)	(142,799)
Proceeds from sales of mortgage servicing rights	289	300
(Purchases) short sales of derivative instruments, net	(17,344)	(50,500)
(Payments for termination and settlement) proceeds from sales and settlement of derivative instruments, net	(835,929)	205,553
Proceeds from reverse repurchase agreements	1,663,190	—
Repayments of reverse repurchase agreements	(901,375)	—
Increase in due to counterparties, net	2,163,821	707,895
Change in other investing assets and liabilities, net	2,136	12,981
Net cash provided by investing activities	$2,654,121	$508,094
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$58,853,279	$35,053,094
Principal payments on repurchase agreements	(62,257,064)	(35,355,622)
Principal payments on Federal Home Loan Bank advances	—	(350,000)
Proceeds from revolving credit facilities	75,000	—
Principal payments on revolving credit facilities	(9,706)	—
Proceeds from issuance of preferred stock, net of offering costs	—	13
Proceeds from issuance of common stock, net of offering costs	335,278	76
Dividends paid on preferred stock	(18,950)	(11,949)
Dividends paid on common stock	(116,601)	(603)
Net cash used in financing activities	(3,138,764)	(664,991)
Net (decrease) increase in cash, cash equivalents and restricted cash	(318,829)	46,246
Cash, cash equivalents and restricted cash at beginning of period	1,097,764	1,054,995
Cash, cash equivalents and restricted cash at end of period	$778,935	$1,101,241
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$214,217	$98,854
Cash paid for taxes	$15	$—
Noncash Activities:
Cumulative-effect adjustment to equity for adoption of new accounting principle	$442	$9,918
Dividends declared but not paid at end of period	$147,179	$96,201
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 1. Organization and Operations
Two Harbors Investment Corp., or the Company, is a Maryland corporation investing in and managing Agency residential mortgage-backed securities, or Agency RMBS, non-Agency securities, mortgage servicing rights, or MSR, and other financial assets. The Company’s Chief Investment Officer manages the investment portfolio as a whole and resources are allocated and financial performance is assessed on a consolidated basis. The Company is externally managed and advised by PRCM Advisers LLC, or PRCM Advisers, which is a subsidiary of Pine River Capital Management L.P., or Pine River. The Company’s common stock is listed on the NYSE under the symbol “TWO”.
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
On April 26, 2018, the Company announced that it had entered into a definitive merger agreement to acquire CYS Investments, Inc., or CYS, a Maryland corporation that invested primarily in Agency RMBS and was treated as a REIT for U.S. federal income tax purposes. The transaction was approved by the stockholders of both the Company and CYS on July 27, 2018, and the merger was completed on July 31, 2018, at which time CYS became a wholly owned subsidiary of the Company. In exchange for all of the shares of CYS common stock outstanding immediately prior to the effective time of the merger, the Company issued approximately 72.6 million new shares of common stock, as well as aggregate cash consideration of $15.0 million, to CYS common stockholders. In addition, the Company issued 3 million shares of newly classified Series D cumulative redeemable preferred stock and 8 million shares of newly classified Series E cumulative redeemable preferred stock in exchange for all shares of CYS’s Series A and Series B cumulative redeemable preferred stock outstanding prior to the effective time of the merger.

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
The condensed consolidated financial statements of the Company include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2019 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2019 should not be construed as indicative of the results to be expected for future periods or the full year.

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
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s 2018 Annual Report on Form 10-K is a summary of the Company’s significant accounting policies.
Recently Issued and/or Adopted Accounting Standards
Lease Classification and Accounting
In February 2016, the FASB issued ASU No. 2016-02, which requires lessees to recognize on their balance sheets both a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018, with early adoption permitted. The Company’s adoption of this ASU was applied by recording a cumulative-effect adjustment to retained earnings as of January 1, 2019, which did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
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
SEC Disclosure Update and Simplification
In August 2018, the SEC adopted a final rule that amends certain disclosure requirements that have become duplicative, overlapping, or outdated in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment. However, the guidance also added requirements for entities to include in their interim financial statements a reconciliation of changes in stockholders’ equity for each period for which an income statement is required (both year-to-date and quarterly periods). The final rule is effective for all filings made on or after November 5, 2018. However, the SEC staff said it would not object to a registrant waiting to comply with the new interim disclosure requirement until the filing of its Form 10-Q for the quarter that begins after the effective date. As a result, the Company adopted the new interim disclosure requirement during the current period. The Company’s adoption of this final rule did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 3. Available-for-Sale Securities, at Fair Value
The Company holds AFS investment securities which are carried at fair value on the condensed consolidated balance sheets. The following table presents the Company’s AFS investment securities by collateral type as of March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
Agency
Federal National Mortgage Association	$15,154,220	$15,812,696
Federal Home Loan Mortgage Corporation	5,505,096	4,930,963
Government National Mortgage Association	873,882	941,374
Non-Agency	3,544,512	3,867,571
Total available-for-sale securities	$25,077,710	$25,552,604

At March 31, 2019 and December 31, 2018, the Company pledged AFS securities with a carrying value of $21.8 billion and $25.2 billion, respectively, as collateral for repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. See Note 9 - Repurchase Agreements and Note 11 - Federal Home Loan Bank of Des Moines Advances.
At March 31, 2019 and December 31, 2018, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, to be considered linked transactions and, therefore, classified as derivatives.
The Company is not required to consolidate variable interest entities, or VIEs, for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include all non-Agency securities, which are classified within available-for-sale securities, at fair value on the condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, the carrying value, which also represents the maximum exposure to loss, of all non-Agency securities in unconsolidated VIEs was $3.5 billion and $3.9 billion, respectively.
The following tables present the amortized cost and carrying value of AFS securities by collateral type as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Agency
Principal and interest	$20,330,071	$933,891	$(29)	$—	$21,263,933	$205,851	$(103,596)	$21,366,188
Interest-only	3,011,335	201,152	—	—	201,152	13,745	(47,887)	167,010
Total Agency	23,341,406	1,135,043	(29)	—	21,465,085	219,596	(151,483)	21,533,198
Non-Agency
Principal and interest	5,017,561	5,724	(575,185)	(1,393,735)	3,054,365	434,169	(26,955)	3,461,579
Interest-only	5,011,522	83,466	—	—	83,466	2,714	(3,247)	82,933
Total Non-Agency	10,029,083	89,190	(575,185)	(1,393,735)	3,137,831	436,883	(30,202)	3,544,512
Total	$33,370,489	$1,224,233	$(575,214)	$(1,393,735)	$24,602,916	$656,479	$(181,685)	$25,077,710

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2018
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Agency
Principal and interest	$20,775,790	$1,037,781	$(25,085)	$—	$21,788,486	$61,128	$(339,997)	$21,509,617
Interest-only	3,115,967	209,901	—	—	209,901	14,170	(48,655)	175,416
Total Agency	23,891,757	1,247,682	(25,085)	—	21,998,387	75,298	(388,652)	21,685,033
Non-Agency
Principal and interest	5,360,124	6,682	(694,119)	(1,322,762)	3,349,925	478,095	(44,657)	3,783,363
Interest-only	5,137,169	83,846	—	—	83,846	3,655	(3,293)	84,208
Total Non-Agency	10,497,293	90,528	(694,119)	(1,322,762)	3,433,771	481,750	(47,950)	3,867,571
Total	$34,389,050	$1,338,210	$(719,204)	$(1,322,762)	$25,432,158	$557,048	$(436,602)	$25,552,604

The following tables present the carrying value of the Company’s AFS securities by rate type as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$17,669	$3,258,130	$3,275,799
Fixed Rate	21,515,529	286,382	21,801,911
Total	$21,533,198	$3,544,512	$25,077,710

	December 31, 2018
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$19,073	$3,475,171	$3,494,244
Fixed Rate	21,665,960	392,400	22,058,360
Total	$21,685,033	$3,867,571	$25,552,604

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of March 31, 2019:

	March 31, 2019
(in thousands)	Agency	Non-Agency	Total
≤ 1 year	$7,221	$38,456	$45,677
> 1 and ≤ 3 years	58,316	175,145	233,461
> 3 and ≤ 5 years	1,584,028	318,651	1,902,679
> 5 and ≤ 10 years	19,875,073	2,496,590	22,371,663
> 10 years	8,560	515,670	524,230
Total	$21,533,198	$3,544,512	$25,077,710

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
The following table presents the changes for the three months ended March 31, 2019 and 2018 of the net unamortized discount/premium and designated credit reserves on non-Agency AFS securities.

	Three Months Ended March 31,
	2019			2018
(in thousands)	Designated Credit Reserve	Net Unamortized Discount/Premium	Total	Designated Credit Reserve	Net Unamortized Discount/Premium	Total
Beginning balance at January 1	$(1,322,762)	$(603,591)	$(1,926,353)	$(653,613)	$(607,609)	$(1,261,222)
Acquisitions	(80,128)	16,434	(63,694)	(73,882)	(3,733)	(77,615)
Accretion of net discount	—	14,225	14,225	—	22,154	22,154
Realized credit losses	4,827	—	4,827	5,482	—	5,482
Reclassification adjustment for other-than-temporary impairments	2,337	—	2,337	(94)	—	(94)
Transfers from (to)	3,732	(3,732)	—	10,090	(10,090)	—
Sales, calls, other	(1,741)	90,669	88,928	—	18,430	18,430
Ending balance at March 31	$(1,393,735)	$(485,995)	$(1,879,730)	$(712,017)	$(580,848)	$(1,292,865)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time that the securities had an unrealized loss position as of March 31, 2019 and December 31, 2018. At March 31, 2019, the Company held 1,442 AFS securities, of which 100 were in an unrealized loss position for less than twelve consecutive months and 452 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2018, the Company held 1,550 AFS securities, of which 290 were in an unrealized loss position for less than twelve consecutive months and 489 were in an unrealized loss position for more than twelve consecutive months.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2019	$1,010,182	$(27,532)	$6,937,554	$(154,153)	$7,947,736	$(181,685)
December 31, 2018	$4,386,946	$(66,520)	$9,501,123	$(370,082)	$13,888,069	$(436,602)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Evaluating AFS Securities for Other-Than-Temporary Impairments
In evaluating AFS securities for OTTI, the Company determines whether there has been a significant adverse quarterly change in the cash flow expectations for a security. The Company compares the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considers whether there has been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security is greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment has occurred. If the Company does not intend to sell and will not be more likely than not required to sell the security, the credit loss is recognized in earnings and the balance of the unrealized loss is recognized in either other comprehensive income (loss), net of tax, or loss on investment securities, depending on the accounting treatment. If the Company intends to sell the security or will be more likely than not required to sell the security, the full unrealized loss is recognized in earnings.
During the three months ended March 31, 2019 and 2018, the Company recorded $0.2 million and $0.1 million in other-than-temporary credit impairments on two and one non-Agency securities, respectively, where the future expected cash flows for each security were less than its amortized cost. As of March 31, 2019, impaired securities with a carrying value of $133.7 million had actual weighted average cumulative losses of 6.6%, weighted average three-month prepayment speed of 5.8%, weighted average 60+ day delinquency of 18.9% of the pool balance, and weighted average FICO score of 673. At March 31, 2019, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities; therefore, only the projected credit loss was recognized in earnings.
The following table presents the changes in OTTI included in earnings for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Cumulative credit loss at beginning of period	$(6,865)	$(6,395)
Additions:
Other-than-temporary impairments not previously recognized	(99)	—
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	(107)	(94)
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	1,703	—
Decreases related to other-than-temporary impairments on securities sold	840	—
Cumulative credit loss at end of period	$(4,528)	$(6,489)

Cumulative credit losses related to OTTI may be reduced for securities sold as well as for securities that mature, are paid down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within loss on investment securities in the Company’s condensed consolidated statements of comprehensive income (loss). For the three months ended March 31, 2019 and 2018, the Company sold AFS securities for $4.9 billion and $2.0 billion with an amortized cost of $4.9 billion and $2.1 billion for net realized losses of $17.5 million and $19.6 million, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the gross realized gains and losses on sales of AFS securities for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Gross realized gains	$101,298	$8,195
Gross realized losses	(118,755)	(27,758)
Total realized losses on sales, net	$(17,457)	$(19,563)

Note 4. Servicing Activities
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
The following table summarizes activity related to MSR for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Balance at beginning of period	$1,993,440	$1,086,717
Additions from purchases of mortgage servicing rights	220,812	146,899
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	(151,614)	100,709
Other changes in fair value (1)	(37,649)	(29,202)
Other changes (2)	(10,619)	(4,100)
Balance at end of period	$2,014,370	$1,301,023
____________________

(1)	Other changes in fair value primarily represents changes due to the realization of expected cash flows.

(2)	Other changes includes purchase price adjustments, contractual prepayment protection, and changes due to the Company’s purchase of the underlying collateral.

At March 31, 2019 and December 31, 2018, the Company pledged MSR with a carrying value of $1.6 billion and $1.1 billion, respectively, as collateral for repurchase agreements and revolving credit facilities. See Note 9 - Repurchase Agreements and Note 12 - Revolving Credit Facilities.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2019 and December 31, 2018, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands)	March 31, 2019	December 31, 2018
Weighted average prepayment speed:	11.5%	8.6%
Impact on fair value of 10% adverse change	$(93,937)	(67,245)
Impact on fair value of 20% adverse change	$(179,279)	(130,371)
Weighted average delinquency:	1.5%	1.3%
Impact on fair value of 10% adverse change	$(8,460)	(6,911)
Impact on fair value of 20% adverse change	$(16,719)	(13,688)
Weighted average discount rate:	7.5%	9.4%
Impact on fair value of 10% adverse change	$(51,232)	(62,528)
Impact on fair value of 20% adverse change	$(99,510)	(121,135)

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
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Servicing fee income	$105,936	$66,449
Ancillary and other fee income	310	322
Float income	10,702	4,419
Total	$116,948	$71,190

Mortgage Servicing Advances
In connection with the servicing of loans, the Company’s subservicers make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances, including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances, which are funded by the Company, totaled $37.6 million and $39.7 million and were included in other assets on the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of residential mortgage loans underlying MSR, residential mortgage loans held in previous on-balance sheet securitization trusts for which the Company is the named servicing administrator and other assets. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	765,372	$174,147,259	717,167	$163,102,308
Residential mortgage loans in securitization trusts	3,563	2,343,706	3,612	2,392,471
Other assets	214	33,584	220	34,374
Total serviced mortgage assets	769,149	$176,524,549	720,999	$165,529,153

Note 5. Cash, Cash Equivalents and Restricted Cash
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
The following table presents the Company’s restricted cash balances as of March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
Restricted cash balances held by trading counterparties:
For securities and loan trading activity	$45,050	$51,350
For derivatives trading activity	155,346	219,900
As restricted collateral for repurchase agreements and Federal Home Loan Bank advances	66,296	416,696
Total restricted cash balances held by trading counterparties	266,692	687,946
Restricted cash balance pursuant to letter of credit on office lease	60	60
Total	$266,752	$688,006

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$512,183	$409,758
Restricted cash	266,752	688,006
Total cash, cash equivalents and restricted cash	$778,935	$1,097,764

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 6. Derivative Instruments and Hedging Activities
The Company enters into a variety of derivative and non-derivative instruments in connection with its risk management activities. The primary objective for executing these derivative and non-derivative instruments is to mitigate the Company’s economic exposure to future events that are outside its control, principally market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk). Specifically, the Company enters into derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of its floating-rate borrowings into fixed-rate borrowings to more closely match the duration of its assets. This particularly applies to floating-rate borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (e.g., LIBOR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration.
To help manage the adverse impact of interest rate changes on the value of the Company’s portfolio as well as its cash flows, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps and total return swaps. In executing on the Company’s current risk management strategy, the Company has entered into interest rate swap, cap and swaption agreements, TBAs, put and call options for TBAs, U.S. Treasury futures and total return swaps (based on the Markit IOS Index). The Company has also entered into a number of non-derivative instruments to manage interest rate risk, principally MSR and Agency interest-only securities (see discussion below).
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
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of March 31, 2019 and December 31, 2018.

	March 31, 2019
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$72,293	$456,433	$—	$—
Interest rate swap agreements	147,912	38,396,277	—	—
Interest rate cap contracts	28,310	2,500,000	—	—
Swaptions, net	23,672	5,900,000	—	—
TBAs	60,198	10,168,000	—	—
U.S. Treasury futures	3,727	1,310,000	—	—
Markit IOS total return swaps	—	—	(231)	47,073
Total	$336,112	$58,730,710	$(231)	$47,073

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2018
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$70,813	$476,299	$—	$—
Interest rate swap agreements	187,231	26,798,605	—	2,725,000
Interest rate cap contracts	40,335	2,500,000	—	—
Swaptions, net	—	—	(13,456)	63,000
TBAs	21,602	6,484,000	—	—
Put and call options for TBAs, net	—	—	(25,296)	1,767,000
Short U.S. Treasuries	—	—	(781,455)	800,000
Markit IOS total return swaps	—	—	(383)	48,265
Total	$319,981	$36,258,904	$(820,590)	$5,403,265

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
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive income (loss):

Derivative Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended
(in thousands)		March 31,
		2019	2018
Interest rate risk management
TBAs	Gain on other derivative instruments	$109,511	$(22,666)
Short U.S. Treasuries	Gain on other derivative instruments	(6,801)	—
U.S. Treasury futures	Gain on other derivative instruments	3,727	—
Put and call options for TBAs	Gain on other derivative instruments	(7,666)	32,235
Interest rate swaps - Payers	(Loss) gain on interest rate swap, cap and swaption agreements	(238,968)	243,105
Interest rate swaps - Receivers	(Loss) gain on interest rate swap, cap and swaption agreements	163,601	(153,815)
Swaptions	(Loss) gain on interest rate swap, cap and swaption agreements	(4,532)	61,255
Interest rate caps	(Loss) gain on interest rate swap, cap and swaption agreements	(3,360)	—
Markit IOS total return swaps	Gain on other derivative instruments	(580)	893
Non-risk management
Inverse interest-only securities	Gain on other derivative instruments	6,087	(2,409)
Total		$21,019	$158,598

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three months ended March 31, 2019 and 2018, the Company recognized $23.7 million and $3.8 million of income, respectively, for the accrual and/or settlement of the net interest expense associated with its interest rate swaps and caps. The income resulted from paying either a fixed interest rate or LIBOR interest and receiving either LIBOR interest or a fixed interest rate on an average $37.6 billion and $27.8 billion notional, respectively.
The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$476,299	$—	$(19,866)	$456,433	$466,911	$—
Interest rate swap agreements	29,523,605	10,594,633	(1,721,961)	38,396,277	35,057,414	(10,183)
Interest rate cap contracts	2,500,000	—	—	2,500,000	2,500,000	—
Swaptions, net	63,000	5,900,000	(63,000)	5,900,000	1,152,511	(24,315)
TBAs, net	6,484,000	42,733,000	(39,049,000)	10,168,000	8,814,300	70,915
Short U.S. Treasuries	(800,000)	—	800,000	—	(185,327)	(23,172)
U.S. Treasury futures	—	1,310,000	—	1,310,000	143,889	—
Put and call options for TBAs, net	(1,767,000)	—	1,767,000	—	(447,739)	(32,962)
Markit IOS total return swaps	48,265	—	(1,192)	47,073	47,456	—
Total	$36,528,169	$60,537,633	$(38,288,019)	$58,777,783	$47,549,415	$(19,717)

	Three Months Ended March 31, 2018
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$588,246	$—	$(29,304)	$558,942	$574,693	$—
Interest rate swap agreements	28,482,125	17,608,880	(22,492,180)	23,598,825	27,751,461	39,706
Swaptions, net	2,666,000	(1,215,000)	(7,626,000)	(6,175,000)	(1,907,211)	52,773
TBAs, net	(573,000)	11,231,000	(10,213,000)	445,000	777,078	(11,836)
Put and call options for TBAs, net	—	6,070,000	(6,130,000)	(60,000)	(639,089)	58,204
Markit IOS total return swaps	63,507	—	(1,986)	61,521	62,148	—
Total	$31,226,878	$33,694,880	$(46,492,470)	$18,429,288	$26,619,080	$138,847
____________________

(1)	Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized loss (gain) on interest rate swaps, caps and swaptions and unrealized (gain) loss on other derivative instruments line items within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the (purchases) short sales of other derivative instruments, proceeds from sales (payments for termination) of other derivative instruments, net and increase in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when mortgage rates decline or increase, depending on the type of investment. Rising mortgage rates generally result in a slowing of refinancing activity, which slows prepayments and results in a decline in the value of the Company’s fixed-rate Agency pools. To mitigate the impact of this risk on the Company’s fixed-rate Agency pool portfolio, the Company maintains a portfolio of fixed-rate interest-only securities and MSR, which increase in value when interest rates increase. As of March 31, 2019 and December 31, 2018, the Company had $142.4 million and $147.6 million, respectively, of interest-only securities, and $2.0 billion and $2.0 billion, respectively, of MSR in place to economically hedge its Agency RMBS. Interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.
The Company monitors its borrowings under repurchase agreements, FHLB advances and revolving credit facilities, which are generally floating-rate debt, in relation to the rate profile of its portfolio. In connection with its risk management activities, the Company enters into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of its floating-rate borrowings into fixed-rate borrowings to more closely match the duration of its assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (e.g., LIBOR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of the Company’s portfolio as well as its cash flows, the Company may, at times, enter into various forward contracts, including short securities, TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on the Company’s current interest rate risk management strategy, the Company has entered into TBAs, put and call options for TBAs, interest rate swap, cap and swaption agreements, U.S. Treasury futures and Markit IOS total return swaps.
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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of March 31, 2019 and December 31, 2018:

	March 31, 2019
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$10,168,000	$10,525,971	$10,586,169	$60,198	$—
Sale contracts	—	—	—	—	—
TBAs, net	$10,168,000	$10,525,971	$10,586,169	$60,198	$—

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

Short U.S. Treasuries. The Company may use short U.S. Treasury securities independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of December 31, 2018, the Company had short-sold U.S. Treasuries with a notional amount of $800.0 million and a fair market value of $781.5 million included in derivative liabilities, at fair value, on the condensed consolidated balance sheet as of December 31, 2018. The Company did not hold any short U.S. Treasuries as of March 31, 2019.
U.S. Treasury Futures. The Company may use U.S. Treasury futures independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of March 31, 2019, the Company had purchased U.S. Treasury futures with a notional amount of $1.3 billion and a fair market value of $3.7 million included in derivative assets, at fair value, on the condensed consolidated balance sheet as of March 31, 2019. The Company did not hold any U.S. Treasury futures as of December 31, 2018.
Put and Call Options for TBAs. The Company may use put and call options for TBAs independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of December 31, 2018, the Company had purchased put and call options for TBAs with a notional amount of $5.4 billion and short sold put and call options for TBAs with a notional amount of $7.2 billion. The put and call options had a fair market value of $25.3 million included in derivative liabilities, at fair value, on the condensed consolidated balance sheet as of December 31, 2018. The Company did not hold any put and call options for TBAs as of March 31, 2019.
Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of March 31, 2019 and December 31, 2018, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a three-month LIBOR rate:

(notional in thousands)
March 31, 2019
Swaps Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2019	$4,236,897	1.781%	2.716%	0.55
2020	3,640,000	1.806%	2.674%	1.58
2021	9,156,400	2.138%	2.683%	2.12
2022	2,470,000	2.002%	2.654%	3.50
2023 and Thereafter	8,350,309	2.533%	2.716%	6.71
Total	$27,853,606	2.147%	2.694%	3.31

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(notional in thousands)
December 31, 2018
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate (2)	Weighted Average Maturity (Years) (2)
2019	$4,336,897	1.769%	2.565%	0.79
2020	3,640,000	1.806%	2.689%	1.83
2021	4,117,000	1.550%	2.687%	2.69
2022	2,470,000	2.002%	2.728%	3.75
2023 and Thereafter	6,842,270	2.495%	2.636%	7.60
Total	$21,406,167	1.978%	2.651%	3.75
____________________

(1)	Notional amount includes $572.0 million in forward starting interest rate swaps as of December 31, 2018.

(2)	Weighted averages exclude forward starting interest rate swaps. As of December 31, 2018, the weighted average fixed pay rate on forward starting interest rate swaps was 2.8%.

Additionally, as of March 31, 2019 and December 31, 2018, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk whereby the Company pays interest at a three-month LIBOR rate:

(notional in thousands)
March 31, 2019
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2020	$250,000	2.776%	2.258%	0.81
2021	2,477,438	2.755%	2.736%	1.99
2022	800,000	2.663%	2.975%	3.14
2023 and Thereafter	7,015,233	2.692%	2.728%	8.07
Total	$10,542,671	2.707%	2.737%	6.10

(notional in thousands)
December 31, 2018
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2020	$250,000	2.469%	2.258%	1.06
2021	2,477,438	2.538%	2.736%	2.24
2022	800,000	2.653%	2.975%	3.39
2023 and Thereafter	4,590,000	2.653%	2.757%	7.37
Total	$8,117,438	2.612%	2.757%	5.22

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Interest Rate Swaptions. The Company may use interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would either pay or receive a fixed rate) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of March 31, 2019 and December 31, 2018, the Company had the following outstanding interest rate swaptions that were utilized as macro-economic hedges:

	March 31, 2019
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost Basis	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$2,134	$589	5.30	$700,000	3.09%	3M Libor	10.0
Total Payer		$2,134	$589	5.30	$700,000	3.09%	3M Libor	10.0

Receiver	< 6 Months	$8,560	$19,092	5.46	$4,500,000	3M Libor	2.03%	10.0
Receiver	≥ 6 Months	11,400	14,650	11.77	1,500,000	3M Libor	2.09%	10.0
Total Receiver		$19,960	$33,742	7.85	$6,000,000	3M Libor	2.04%	10.0

Sale contracts:
Receiver	< 6 Months	$(4,750)	$(10,659)	5.30	$(800,000)	3M Libor	2.41%	10.0
Total Receiver		$(4,750)	$(10,659)	5.30	$(800,000)	3M Libor	2.41%	10.0

	December 31, 2018
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$4,855	$2,430	5.13	$900,000	3.16%	3M Libor	10.0
Payer	≥ 6 Months	8,400	5,992	8.60	800,000	3.14%	3M Libor	10.0
Total Payer		$13,255	$8,422	7.92	$1,700,000	3.15%	3M Libor	10.0

Sale contracts:
Receiver	< 6 Months	$(4,855)	$(9,001)	4.74	$(845,000)	3M Libor	2.66%	10.0
Receiver	≥ 6 Months	(8,400)	(12,877)	8.60	(792,000)	3M Libor	2.64%	10.0
Total Receiver		$(13,255)	$(21,878)	7.52	$(1,637,000)	3M Libor	2.65%	10.0

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Interest Rate Cap Contracts. The Company may use interest rate caps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of March 31, 2019, the Company held the following interest rate caps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a three-month LIBOR rate, net of a fixed cap rate:

(notional in thousands)
March 31, 2019
Caps Maturities	Notional Amount	Weighted Average Cap Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2019	$800,000	1.344%	2.786%	0.28
2020	1,700,000	1.250%	2.626%	1.04
Total	$2,500,000	1.280%	2.677%	0.79

(notional in thousands)
December 31, 2018
Caps Maturities	Notional Amount	Weighted Average Cap Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2019	$800,000	1.344%	2.422%	0.53
2020	1,700,000	1.250%	2.766%	1.29
Total	$2,500,000	1.280%	2.656%	1.04

Markit IOS Total Return Swaps. The Company may use total return swaps (agreements whereby the Company receives or makes payments based on the total return of an underlying instrument or index, such as the Markit IOS Index, in exchange for fixed or floating rate interest payments) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company enters into total return swaps to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our portfolio (referred to as “convexity risk”). Total return swaps based on the Markit IOS Index are intended to synthetically replicate the performance of interest-only securities. The Company had the following total return swap agreements in place at March 31, 2019 and December 31, 2018:

(notional and dollars in thousands)
March 31, 2019
Maturity Date	Current Notional Amount	Fair Value	Cost Basis	Unrealized Gain (Loss)
January 12, 2043	$(20,877)	$(101)	$(30)	$(71)
January 12, 2044	(26,196)	(130)	(29)	(101)
Total	$(47,073)	$(231)	$(59)	$(172)

(notional and dollars in thousands)
December 31, 2018
Maturity Date	Current Notional Amount	Fair Value	Cost Basis	Unrealized Gain (Loss)
January 12, 2043	$(21,395)	$(153)	$(30)	$(123)
January 12, 2044	(26,870)	(230)	(29)	(201)
Total	$(48,265)	$(383)	$(59)	$(324)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

For non-Agency investment securities, the Company may enter into credit default swaps to hedge credit risk. In future periods, the Company could enhance its credit risk protection, enter into further paired derivative positions, including both long and short credit default swaps, and/or seek opportunistic trades in the event of a market disruption (see discussion under “Non-Risk Management Activities” below). The Company also has processes and controls in place to monitor, analyze, manage and mitigate its credit risk with respect to non-Agency securities.
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of March 31, 2019, the fair value of derivative financial instruments as an asset and liability position was $336.1 million and $0.2 million, respectively.
The Company attempts to mitigate its credit risk exposure on derivative financial instruments by limiting its counterparties to banks and financial institutions that meet established internal credit guidelines. The Company also seeks to spread its credit risk exposure across multiple counterparties in order to reduce its exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty or clearing agency, in the case of centrally cleared interest rate swaps, upon the occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties and clearing agencies, which require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. The Company’s centrally cleared interest rate swaps require that the Company posts an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is considered a settlement of the interest rate swap, as opposed to pledged collateral. Accordingly, beginning in the first quarter of 2018, the Company began accounting for the receipt or payment of variation margin as a direct reduction to the carrying value of the interest rate swap asset or liability.

Note 7. Offsetting Assets and Liabilities
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
Under U.S. GAAP, if the Company has a valid right of setoff, it may offset the related asset and liability and report the net amount. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is considered a settlement of the interest rate swap, as opposed to pledged collateral. Accordingly, beginning in the first quarter of 2018, the Company began accounting for the receipt or payment of variation margin on CME and LCH cleared positions as a direct reduction to the carrying value of the interest rate swap asset or liability. The receipt or payment of initial margin will continue to be accounted for separate from the interest rate swap asset or liability.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018:

	March 31, 2019
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$632,332	$(296,220)	$336,112	$(231)	$—	$335,881
Total Assets	$632,332	$(296,220)	$336,112	$(231)	$—	$335,881
Liabilities
Repurchase agreements	$(19,729,691)	$—	$(19,729,691)	$19,729,691	$—	$—
Derivative liabilities	(296,451)	296,220	(231)	231	—	—
Total Liabilities	$(20,026,142)	$296,220	$(19,729,922)	$19,729,922	$—	$—

	December 31, 2018
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$599,573	$(279,592)	$319,981	$(58,775)	$—	$261,206
Reverse repurchase agreements	761,815	—	761,815	(761,815)	—	—
Total Assets	$1,361,388	$(279,592)	$1,081,796	$(820,590)	$—	$261,206
Liabilities
Repurchase agreements	$(23,133,476)	$—	$(23,133,476)	$23,133,476	$—	$—
Derivative liabilities	(1,100,182)	279,592	(820,590)	820,590	—	—
Total Liabilities	$(24,233,658)	$279,592	$(23,954,066)	$23,954,066	$—	$—

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
Available-for-sale securities. The Company holds a portfolio of AFS securities that are carried at fair value in the condensed consolidated balance sheets and primarily comprised of Agency RMBS and non-Agency securities. The Company determines the fair value of its Agency RMBS based upon prices obtained from third-party pricing providers received using bid price, which are deemed indicative of market activity. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of its non-Agency securities, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 99.4% and 0.6% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at March 31, 2019. AFS securities account for 91.4% of all assets reported at fair value at March 31, 2019.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the condensed consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing providers. Although MSR transactions are observable in the marketplace, the valuation is based upon cash flow models that include unobservable market data inputs (including prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its MSR as Level 3 fair value assets at March 31, 2019.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, caps, swaptions, put and call options for TBAs and Markit IOS total return swaps. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, caps, swaptions, and Markit IOS total return swaps reported at fair value as Level 2 at March 31, 2019. The Company did not hold any put and call options for TBAs at March 31, 2019.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company may also enter into certain other derivative financial instruments, such as TBAs, short U.S. Treasuries, U.S. Treasury futures and inverse interest-only securities. These instruments are similar in form to the Company’s AFS securities and the Company utilizes a pricing service to value TBAs, short U.S. Treasuries, U.S. Treasury futures and inverse interest-only securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at March 31, 2019. The Company reported 100% of its TBAs and U.S. Treasury futures as Level 1 as of March 31, 2019. The Company did not hold any short U.S. Treasuries at March 31, 2019.
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

	Recurring Fair Value Measurements
	March 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$24,923,656	$154,054	$25,077,710
Mortgage servicing rights	—	—	2,014,370	2,014,370
Derivative assets	63,925	272,187	—	336,112
Total assets	$63,925	$25,195,843	$2,168,424	$27,428,192
Liabilities
Derivative liabilities	$—	$231	$—	$231
Total liabilities	$—	$231	$—	$231

	Recurring Fair Value Measurements
	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$25,447,447	$105,157	$25,552,604
Mortgage servicing rights	—	—	1,993,440	1,993,440
Derivative assets	21,602	298,379	—	319,981
Total assets	$21,602	$25,745,826	$2,098,597	$27,866,025
Liabilities
Derivative liabilities	$—	$820,590	$—	$820,590
Total liabilities	$—	$820,590	$—	$820,590

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2019, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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
Securities for which market quotations are readily available are valued at the bid price (in the case of long positions) or the ask price (in the case of short positions) at the close of trading on the date as of which value is determined. Exchange-traded securities for which no bid or ask price is available are valued at the last traded price. OTC derivative contracts, including interest rate swaps, caps and swaption agreements, put and call options for TBAs and U.S. Treasuries, constant maturity swaps, credit default swaps, U.S. Treasury futures and Markit IOS total return swaps, are valued by the Company using observable inputs, specifically quotations received from third-party pricing providers, and are therefore classified within Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the reconciliation for all of the Company’s Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended
	March 31, 2019
(in thousands)	Available-For-Sale Securities	Mortgage Servicing Rights
Beginning of period level 3 fair value	$105,157	$1,993,440
Gains (losses) included in net (loss) income:
Realized (losses) gains, net	(2,623)	(37,360)
Unrealized (losses) gains, net	—	(151,614)	(1)
Net gains (losses) included in net (loss) income	(2,623)	(188,974)
Other comprehensive income (loss)	1,968	—
Purchases	—	220,812
Sales	—	(289)
Settlements	—	(10,619)
Gross transfers into level 3	113,714	—
Gross transfers out of level 3	(64,162)	—
End of period level 3 fair value	$154,054	$2,014,370
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(151,516)	(2)
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets held at the end of the reporting period	$(447)	$—
____________________

(1)	The change in unrealized gains or losses on MSR was recorded in (loss) gain on servicing asset on the condensed consolidated statements of comprehensive income (loss).

(2)
The change in unrealized gains or losses on MSR that were held at the end of the reporting period was recorded in (loss) gain on servicing asset on the condensed consolidated statements of comprehensive income (loss).

The Company transferred certain AFS from Level 2 to Level 3 and from Level 3 to Level 2 based the observability of inputs during the three months ended March 31, 2019. No additional AFS transfers between Level 1, Level 2 or Level 3 were made during the three months ended March 31, 2019. The Company did not transfer AFS between Level 1, Level 2 or Level 3 during the three months ended March 31, 2018. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
The Company used third-party pricing providers in the fair value measurement of its Level 3 available-for-sale securities. The significant unobservable inputs used by the third-party pricing provider included expected default, severity and discount rate. Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement.
The Company also used multiple third-party pricing providers in the fair value measurement of its Level 3 MSR. The tables below present information about the significant unobservable inputs used by the third-party pricing providers in the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at March 31, 2019:

March 31, 2019
Valuation Technique	Unobservable Input (1)	Range			Weighted Average (2)
Discounted cash flow	Constant prepayment speed	9.9	-	13.1%	11.5%
	Delinquency	1.2	-	1.8%	1.5%
	Discount rate	6.5	-	8.4%	7.5%

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

December 31, 2018
Valuation Technique	Unobservable Input (1)	Range			Weighted Average (2)
Discounted cash flow	Constant prepayment speed	7.6	-	9.6%	8.6%
	Delinquency	1.0	-	1.5%	1.3%
	Discount rate	8.2	-	10.7%	9.4%
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

•
AFS securities, MSR, and derivative assets and liabilities are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the Fair Value Measurements section of this Note 8.

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

•
The carrying value of repurchase agreements, FHLB advances and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. As of March 31, 2019, the Company held $300.0 million of repurchase agreements, $50.0 million of FHLB advances and $355.3 million of revolving credit facilities that are considered long-term. The Company’s long-term repurchase agreements, FHLB advances and revolving credit facilities have floating rates based on an index plus a spread and, for members of the FHLB, the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

•
Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to March 31, 2019. The Company categorizes the fair value measurement of these assets as Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities	$25,077,710	$25,077,710	$25,552,604	$25,552,604
Mortgage servicing rights	$2,014,370	$2,014,370	$1,993,440	$1,993,440
Cash and cash equivalents	$512,183	$512,183	$409,758	$409,758
Restricted cash	$266,752	$266,752	$688,006	$688,006
Derivative assets	$336,112	$336,112	$319,981	$319,981
Reverse repurchase agreements	$—	$—	$761,815	$761,815
Other assets	$71,129	$71,129	74,412	74,412
Liabilities
Repurchase agreements	$19,729,691	$19,729,691	$23,133,476	$23,133,476
Federal Home Loan Bank advances	$865,024	$865,024	$865,024	$865,024
Revolving credit facilities	$375,294	$375,294	$310,000	$310,000
Convertible senior notes	$284,099	$290,375	$283,856	$281,951
Derivative liabilities	$231	$231	$820,590	$820,590

Note 9. Repurchase Agreements
As of March 31, 2019 and December 31, 2018, the Company had outstanding $19.7 billion and $23.1 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps and caps, the repurchase agreements had a weighted average borrowing rate of 2.85% and 2.68% and weighted average remaining maturities of 75 and 66 days as of March 31, 2019 and December 31, 2018, respectively.
At March 31, 2019 and December 31, 2018, the repurchase agreement balances were as follows:

(in thousands)	March 31, 2019	December 31, 2018
Short-term	$19,429,691	$22,833,476
Long-term	300,000	300,000
Total	$19,729,691	$23,133,476

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At March 31, 2019 and December 31, 2018, the repurchase agreements had the following characteristics and remaining maturities:

	March 31, 2019
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$3,900,686	$931,231	$20,575	$—	$4,852,492
30 to 59 days	3,577,461	407,568	11,858	—	3,996,887
60 to 89 days	4,462,064	352,105	—	—	4,814,169
90 to 119 days	2,405,034	385,637	—	—	2,790,671
120 to 364 days	2,857,714	103,884	13,874	—	2,975,472
One year and over	—	—	—	300,000	300,000
Total	$17,202,959	$2,180,425	$46,307	$300,000	$19,729,691
Weighted average borrowing rate	2.71%	3.74%	3.51%	4.25%	2.85%

	December 31, 2018
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$6,712,021	$770,287	$6,561	$—	$7,488,869
30 to 59 days	4,557,688	496,466	23,444	—	5,077,598
60 to 89 days	5,410,967	242,473	1,621	—	5,655,061
90 to 119 days	1,209,395	722,399	7,065	—	1,938,859
120 to 364 days	2,201,325	463,939	7,825	—	2,673,089
One year and over	—	—	—	300,000	300,000
Total	$20,091,396	$2,695,564	$46,516	$300,000	$23,133,476
Weighted average borrowing rate	2.52%	3.65%	3.34%	4.51%	2.68%

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements and derivative instruments:

(in thousands)	March 31, 2019	December 31, 2018
Available-for-sale securities, at fair value	$20,925,201	$24,240,507
Mortgage servicing rights, at fair value	756,573	685,683
Restricted cash	66,296	416,696
Due from counterparties	35,619	110,695
Derivative assets, at fair value	71,696	70,191
U.S. Treasuries (1)	4,260	6,457
Total	$21,859,645	$25,530,229

____________________

(1)	U.S. Treasuries received as collateral and re-pledged.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at March 31, 2019 and December 31, 2018:

	March 31, 2019				December 31, 2018
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Royal Bank of Canada	$2,657,910	$304,256	6%	59	$2,504,438	$342,739	8%	94
All other counterparties (2)	17,071,781	1,407,909	29%	77	20,629,038	1,679,335	39%	63
Total	$19,729,691	$1,712,165			$23,133,476	$2,022,074
____________________

(1)
Represents the net carrying value of the assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases of $2.1 billion are not included in the March 31, 2019 amounts presented above. The Company did not have any such payables at December 31, 2018.

(2)	Represents amounts outstanding with 29 and 29 counterparties at March 31, 2019 and December 31, 2018, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 10. Reverse Repurchase Agreements
As of December 31, 2018, the Company held securities, consisting of U.S Treasury securities, with a fair value of $781.5 million as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a fair value of $761.8 million. The Company did not have any reverse repurchase agreements as of March 31, 2019,

Note 11. Federal Home Loan Bank of Des Moines Advances
The Company’s wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of March 31, 2019 and December 31, 2018, TH Insurance had $865.0 million and $865.0 million in outstanding secured advances with a weighted average borrowing rate of 2.80% and 2.79%, respectively. As of March 31, 2019 and December 31, 2018, TH Insurance had an additional $3.1 billion and $3.1 billion of available uncommitted capacity for borrowings, respectively, insofar as TH Insurance holds adequate total assets to support a new advance. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At March 31, 2019 and December 31, 2018, FHLB advances had the following remaining maturities:

(in thousands)	March 31, 2019	December 31, 2018
≤ 1 year	$815,024	$815,024
> 1 and ≤ 3 years	—	—
> 3 and ≤ 5 years	—	—
> 5 and ≤ 10 years	—	—
> 10 years	50,000	50,000
Total	$865,024	$865,024

At March 31, 2019 and December 31, 2018, the Company pledged AFS securities with a carrying value of $918.3 million and $917.5 million, respectively, as collateral for advances from the FHLB. The FHLB retains the right to mark the underlying collateral for FHLB advances to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral. In addition, as a condition to membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB. At March 31, 2019 and December 31, 2018, the Company had stock in the FHLB totaling $38.7 million and $40.8 million, respectively, which is included in other assets on the condensed consolidated balance sheets. FHLB stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLB. Accordingly, when evaluating FHLB stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of March 31, 2019 and December 31, 2018, the Company had not recognized an impairment charge related to its FHLB stock.

Note 12. Revolving Credit Facilities
To finance MSR, the Company has entered into revolving credit facilities collateralized by the value of the MSR pledged. As of March 31, 2019 and December 31, 2018, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $375.3 million and $310.0 million with a weighted average borrowing rate of 5.50% and 5.60% and weighted average remaining maturities of 3.59 and 4.25 years, respectively.
At March 31, 2019 and December 31, 2018, borrowings under revolving credit facilities had the following remaining maturities:

(in thousands)	March 31, 2019	December 31, 2018
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	—	—
90 to 119 days	—	—
120 to 364 days	20,000	20,000
One year and over	355,294	290,000
Total	$375,294	$310,000

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of March 31, 2019 and December 31, 2018, MSR with a carrying value of $824.3 million and $458.2 million, respectively, was pledged as collateral for the Company’s future payment obligations under its revolving credit facilities. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 13. Convertible Senior Notes
In January 2017, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022. The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in January 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of March 31, 2019 and December 31, 2018, the notes had a conversion rate of 63.1227 and 62.4003 shares of common stock per $1,000 principal amount of the notes, respectively. The outstanding amount due on the convertible senior notes as of March 31, 2019 and December 31, 2018 was $284.1 million and $283.9 million, respectively, net of deferred issuance costs.

Note 14. Stockholders’ Equity
Redeemable Preferred Stock
The following is a summary of the Company’s series of cumulative redeemable preferred stock issued and outstanding as of March 31, 2019. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each series of preferred stock will rank on parity with one another and rank senior to the Company's common stock with respect to the payment of the dividends and the distribution of assets.

As of March 31, 2019
(in thousands)
Class of Stock	Issuance Date	Shares Issued and Outstanding	Carrying Value	Contractual Rate	Redemption Date (1)	Fixed to Floating Rate Conversion Date (2)	Floating Annual Rate (3)
Fixed-to-Floating Rate
Series A	March 14, 2017	5,750	$138,872	8.125%	April 27, 2027	April 27, 2027	3M LIBOR + 5.660%
Series B	July 19, 2017	11,500	278,094	7.625%	July 27, 2027	July 27, 2027	3M LIBOR + 5.352%
Series C	November 27, 2017	11,800	285,585	7.250%	January 27, 2025	January 27, 2025	3M LIBOR + 5.011%
Fixed Rate
Series D	July 31, 2018	3,000	74,964	7.750%	July 31, 2018	N/A	N/A
Series E	July 31, 2018	8,000	199,986	7.500%	July 31, 2018	N/A	N/A
Total		40,050	$977,501
____________________

(1)
Subject to the Company’s right under limited circumstances to redeem the preferred stock earlier than the redemption date disclosed in order to preserve its qualification as a REIT or following a change in control of the Company.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

For each series of preferred stock, the Company may redeem the stock on or after the redemption date in whole or in part, at any time or from time to time. Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. Through March 31, 2019, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
Distributions to Preferred Stockholders
The following table presents cash dividends declared by the Company on its preferred stock from December 31, 2017 through March 31, 2019:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Preferred Share
Series A Preferred Stock:
March 19, 2019	April 12, 2019	April 29, 2019	$0.507810
December 18, 2018	December 31, 2018	January 28, 2019	$0.507810
September 20, 2018	October 12, 2018	October 29, 2018	$0.507810
June 19, 2018	July 12, 2018	July 27, 2018	$0.507810
March 20, 2018	April 12, 2018	April 27, 2018	$0.507810
Series B Preferred Stock:
March 19, 2019	April 12, 2019	April 29, 2019	$0.476560
December 18, 2018	December 31, 2018	January 28, 2019	$0.476560
September 20, 2018	October 12, 2018	October 29, 2018	$0.476560
June 19, 2018	July 12, 2018	July 27, 2018	$0.476560
March 20, 2018	April 12, 2018	April 27, 2018	$0.476560
Series C Preferred Stock:
March 19, 2019	April 12, 2019	April 29, 2019	$0.453130
December 18, 2018	December 31, 2018	January 28, 2019	$0.453130
September 20, 2018	October 12, 2018	October 29, 2018	$0.453130
June 19, 2018	July 12, 2018	July 27, 2018	$0.453130
March 20, 2018	April 12, 2018	April 27, 2018	$0.453130
Series D Preferred Stock:
March 19, 2019	April 1, 2019	April 15, 2019	$0.484375
December 18, 2018	December 31, 2018	January 28, 2019	$0.484375
September 20, 2018	October 1, 2018	October 15, 2018	$0.484375
Series E Preferred Stock:
March 19, 2019	April 1, 2019	April 15, 2019	$0.468750
December 18, 2018	December 31, 2018	January 28, 2019	$0.468750
September 20, 2018	October 1, 2018	October 15, 2018	$0.468750

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Common Stock
Public Offering
On March 21, 2019, the Company completed a public offering of 18,000,000 shares of its common stock at a price of $13.76 per share. On March 22, 2019, an additional 2,700,000 shares were sold by the Company to the underwriters of the offering pursuant to an overallotment option. The net proceeds to the Company were approximately $284.5 million, after deducting offering expenses of approximately $0.3 million.
Issuance of Common Stock in Connection with Acquisition of CYS Investments, Inc.
On July 31, 2018, in exchange for all of the shares of CYS common stock outstanding immediately prior to the effective time of the merger, the Company issued approximately 72.6 million new shares of common stock, as well as aggregate cash consideration of $15.0 million, to CYS common stockholders.
As of March 31, 2019, the Company had 272,826,604 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the three months ended March 31, 2019 and 2018:

Number of common shares
Common shares outstanding, December 31, 2017	174,496,587
Issuance of common stock	4,921
Issuance of restricted stock (1)	933,270
Common shares outstanding, March 31, 2018	175,434,778

Common shares outstanding, December 31, 2018	248,085,721
Issuance of common stock	24,377,530
Issuance of restricted stock (1)	363,353
Common shares outstanding, March 31, 2019	272,826,604
____________________

(1)
Represents shares of restricted stock granted under the Second Restated 2009 Equity Incentive Plan, net of forfeitures, of which 1,186,669 restricted shares remained subject to vesting requirements at March 31, 2019.

Distributions to Common Stockholders
The following table presents cash dividends declared by the Company on its common stock from December 31, 2017 through March 31, 2019:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share
March 19, 2019	March 29, 2019	April 29, 2019	$0.470000
December 18, 2018	December 31, 2018	January 28, 2019	$0.470000
September 20, 2018	October 1, 2018	October 29, 2018	$0.311630
July 13, 2018	July 25, 2018	July 30, 2018	$0.158370
June 19, 2018	June 29, 2018	July 27, 2018	$0.470000
March 20, 2018	April 2, 2018	April 27, 2018	$0.470000

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 3,750,000 shares of the Company’s common stock. As of March 31, 2019, 240,082 shares have been issued under the plan for total proceeds of approximately $4.6 million, of which 12,230 and 4,921 shares were issued for total proceeds of $0.2 million and $0.1 million during the three months ended March 31, 2019 and 2018, respectively.
Share Repurchase Program
The Company’s share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of March 31, 2019, a total of 12,067,500 shares had been repurchased by the Company under the program for an aggregate cost of $200.4 million. No shares were repurchased during the three months ended March 31, 2019 and 2018.
At-the-Market Offerings
As of December 31, 2018, the Company was party to an equity distribution agreement under which the Company was authorized to sell up to an aggregate of 10,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the three months ended March 31, 2019, the Company terminated its prior equity distribution agreement and entered into a new equity distribution agreement pursuant to which a total of 35,000,000 shares of common stock are authorized for issuance. As of March 31, 2019, 7,458,235 shares of common stock had been sold under the equity distribution agreements for total accumulated net proceeds of approximately $128.2 million, of which 3,665,300 shares were sold for net proceeds of $50.6 million during the three months ended March 31, 2019. No shares were sold during the three months ended March 31, 2018.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income at March 31, 2019 and December 31, 2018 was as follows:

(in thousands)	March 31, 2019	December 31, 2018
Available-for-sale securities
Unrealized gains	$601,080	$498,744
Unrealized losses	(134,111)	(387,927)
Accumulated other comprehensive income	$466,969	$110,817

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Reclassifications out of Accumulated Other Comprehensive Income
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive income to net (loss) income upon the recognition of any other-than-temporary impairments and realized gains and losses on sales, net of income tax effects, as individual securities are impaired or sold. The following table summarizes reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2019 and 2018:

	Affected Line Item in the Condensed Consolidated Statements of Comprehensive Income (Loss)	Amount Reclassified out of Accumulated Other Comprehensive Income
		Three Months Ended
(in thousands)		March 31,
		2019	2018
Other-than-temporary impairments on AFS securities	Total other-than-temporary impairment losses	$206	$94
Realized losses (gains) on sales of certain AFS securities, net of tax	Loss on investment securities	28,106	(1,329)
Total		$28,312	$(1,235)

Note 15. Equity Incentive Plan
The Company’s Plan provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including PRCM Advisers and affiliates and employees of PRCM Advisers and its affiliates, and any joint venture affiliates of the Company. The Plan is administered by the compensation committee of the Company’s board of directors. The compensation committee has the full authority to administer and interpret the Plan, to authorize the granting of awards, to determine the eligibility of potential recipients to receive an award, to determine the number of shares of common stock to be covered by each award (subject to the individual participant limitations provided in the Plan), to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the Plan), to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the Plan or the administration or interpretation thereof. In connection with this authority, the compensation committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse.
The Company’s Plan provides for grants of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, subject to a ceiling of 6,500,000 shares available for issuance under the Plan. The Plan allows for the Company’s board of directors to expand the types of awards available under the Plan to include long-term incentive plan units in the future. If an award granted under the Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless earlier terminated by the Company’s board of directors, no new award may be granted under the Plan after the tenth anniversary of the date that the Plan was approved by the Company’s board of directors. No award may be granted under the Plan to any person who, assuming payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.
During the three months ended March 31, 2019 and 2018, the Company granted 455,174 and 941,371 shares of restricted common stock, respectively, to the Company’s executive officers and key employees of PRCM Advisers who provide services to the Company, pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $14.40 and $15.12 per share on grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity related to restricted common stock for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	1,593,701	$15.81	1,284,010	$17.15
Granted	455,174	14.40	941,371	15.12
Vested	(770,385)	(14.50)	(477,883)	(16.16)
Forfeited	(91,821)	(15.61)	(8,101)	(15.61)
Outstanding at End of Period	1,186,669	$16.14	1,739,397	$16.33

For the three months ended March 31, 2019 and 2018, the Company recognized compensation related to restricted common stock granted pursuant to the Plan of $1.9 million and $2.3 million, respectively.

Note 16. Income Taxes
For the three months ended March 31, 2019 and 2018, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
During the three months ended March 31, 2019, the Company’s TRSs recognized a benefit from income taxes of $10.0 million, which was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in the Company’s TRSs. During the three months ended March 31, 2018, the Company’s TRSs recognized a provision for income taxes of $3.8 million, which was primarily due to gains recognized on MSR, offset by net losses incurred on derivative instruments held in the Company’s TRSs.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 17. Earnings Per Share
The following table presents a reconciliation of the (loss) earnings and shares used in calculating basic and diluted (loss) earnings per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(in thousands, except share data)	2019	2018
Numerator:
Net (loss) income	$(25,935)	$334,809
Dividends on preferred stock	18,950	13,747
Net (loss) income attributable to common stockholders - basic	(44,885)	321,062
Interest expense attributable to convertible notes (1)	—	4,701
Net (loss) income attributable to common stockholders - diluted	$(44,885)	$325,763
Denominator:
Weighted average common shares outstanding	251,047,727	173,552,675
Weighted average restricted stock shares	1,310,151	1,593,289
Basic weighted average shares outstanding	252,357,878	175,145,964
Effect of dilutive shares issued in an assumed conversion	—	17,672,567
Diluted weighted average shares outstanding	252,357,878	192,818,531
(Loss) Earnings Per Share
Basic	$(0.18)	$1.83
Diluted	$(0.18)	$1.69

___________________

(1)	Includes a nondiscretionary adjustment for the assumed change in the management fee calculation.

For the three months ended March 31, 2019, excluded from the calculation of diluted earnings per share is the effect of adding back $4.7 million of interest expense, net of a nondiscretionary adjustment for the assumed change in the management fee calculation, and 18,045,599 weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.

Note 18. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with the Management Agreement between the Company and PRCM Advisers dated as of October 28, 2009 and subsequently amended, the Company incurred $12.1 million and $11.7 million as a management fee to PRCM Advisers for the three months ended March 31, 2019 and 2018, respectively, which represents approximately 1.5% of stockholders’ equity on an annualized basis as defined by the Management Agreement. For purposes of calculating the management fee, stockholders’ equity is adjusted as discussed below, and to exclude any common stock repurchases, as well as any unrealized gains, losses or other items that do not affect realized net (loss) income, among other adjustments, in accordance with the Management Agreement.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $13.2 million and $11.3 million for the three months ended March 31, 2019 and 2018, respectively. The Company will continue to have certain costs allocated to it by PRCM Advisers for compensation, data services, technology and certain office lease payments, however, the Company has direct relationships with most of its third party vendors and pays those expenses directly.
The Company recognized $1.9 million and $2.3 million of compensation during the three months ended March 31, 2019 and 2018, respectively, related to restricted common stock issued to employees of PRCM Advisers and the Company’s independent directors pursuant to the Plan. See Note 15 - Equity Incentive Plan for additional information.

Note 19. Subsequent Events
Events subsequent to March 31, 2019 were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2018.

General
We are a Maryland corporation focused on investing in and managing Agency residential mortgage-backed securities, or Agency RMBS, non-Agency securities, mortgage servicing rights, or MSR, and other financial assets, which we collectively refer to as our target assets. We operate as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code. We are externally managed by PRCM Advisers LLC, or PRCM Advisers, which is a wholly owned subsidiary of Pine River Capital Management L.P., or Pine River.
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
As opportunities in the residential mortgage marketplace change, we expect that the allocation of capital to our target assets will continue to evolve. We expect to continue to increase our allocation towards MSR over time and allocate capital towards Agency RMBS based on opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. Within our non-Agency securities portfolio, we have a substantial emphasis on “legacy” securities, which consist of securities issued prior to 2009.
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

We believe our investment model allows management to allocate capital across various sectors within the mortgage market, with a focus on asset selection and the implementation of a relative value investment approach. In making our capital allocation decisions, we take into consideration a number of factors, including the opportunities available in the marketplace, the cost and availability of financing, and the cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, capital allocation reflects management’s flexible approach to investing in the marketplace. The following table provides our capital allocation in each of our investment strategies as of March 31, 2019 and the four immediately preceding period ends:

	Capital Allocations(1) as of
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Rates strategy	77%	74%	76%	68%	69%
Credit strategy	23%	26%	24%	32%	31%
____________________

(1)
Capital allocation percentages reflect management’s assessment regarding the extent to which each asset class contributes to total portfolio risk. Does not represent funding allocation or balance sheet financing of such assets.

As our capital allocation shifts, our annualized yields and cost of financing will also shift. Our capital allocation at March 31, 2019 was 77% to our rates strategy and 23% to our credit strategy. The increased allocation to our rates strategy was driven by the acquisition of CYS’s Agency portfolio in 2018 and the continued growth of our MSR portfolio. Throughout the remainder of 2019, we intend to allocate capital to the most attractive investment opportunities in our target asset classes. We do not have a fixed allocation target between our rates and credit strategies. Our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts (e.g., uncertainty of prepayment speeds, extension risk and credit events).
For the three months ended March 31, 2019, our net yield realized on the portfolio was higher than the most recent period predominantly due to the purchase of Agency RMBS at attractive yields and a slight decrease in our cost of financing as a result of an increase in swap and cap interest rate spread income. The following table provides the average annualized yield on our assets, including Agency RMBS, non-Agency securities and MSR for the three months ended March 31, 2019, and the four immediately preceding quarters:

	Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Average annualized portfolio yield (1)	4.25%	4.14%	3.76%	3.91%	3.77%
Cost of financing (2)	2.47%	2.53%	2.28%	1.98%	1.84%
Net portfolio yield	1.78%	1.61%	1.48%	1.93%	1.93%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap and cap interest rate spread.

We seek to deploy moderate leverage as part of our investment strategy. We generally finance our Agency RMBS and non-Agency securities through short- and long-term borrowings structured as repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. We also finance our MSR through repurchase agreements, revolving credit facilities and convertible senior notes.

Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while non-Agency securities and MSR, with less liquidity and/or more exposure to credit risk, utilize lower levels of leverage. As a result, our debt-to-equity ratio is determined by our portfolio mix as well as many additional factors, including the liquidity of our portfolio, the availability and price of our financing, the diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. Over the past several quarters, we have generally maintained a debt-to-equity ratio range of 5.0 to 6.0 times to finance our securities portfolio and MSR, on a fully deployed capital basis. Our debt-to-equity ratio is directly correlated to the composition of our portfolio; specifically, the higher percentage of Agency RMBS we hold, the higher our debt-to-equity ratio is, while the higher percentage of non-Agency securities and MSR we hold, the lower our debt-to-equity ratio is. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from offerings we conduct. As we allocate capital toward Agency RMBS and deploy financing on MSR, our debt-to-equity ratio may increase beyond 6.0 times in the future. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Repurchase Agreements” for further discussion.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2018, under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.
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

Factors Affecting our Operating Results
Our net interest income includes income from our securities portfolio, including the amortization of purchase premiums and accretion of purchase discounts. Net interest income, as well as our servicing income, net of subservicing expenses, will fluctuate primarily as a result of changes in market interest rates, our financing costs and prepayment speeds on our assets. Interest rates, financing costs and prepayment rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results will also be affected by default rates and credit losses with respect to the mortgage loans underlying our non-Agency securities.

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our condensed consolidated balance sheets and statements of comprehensive income (loss) are significantly affected by fluctuations in market prices. At March 31, 2019, approximately 96.2% of our total assets, or $27.4 billion, consisted of financial instruments recorded at fair value. See Note 8 - Fair Value to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices.

Any temporary change in the fair value of our available-for-sale, or AFS, securities, excluding Agency interest-only mortgage-backed securities, is recorded as a component of accumulated other comprehensive income and does not impact our earnings. Our reported (loss) earnings for U.S. GAAP purposes, or GAAP net (loss) income, is affected, however, by fluctuations in market prices on the remainder of our financial assets and liabilities recorded at fair value, including interest rate swap, cap and swaption agreements and certain other derivative instruments (i.e., TBAs, put and call options for TBAs, U.S. Treasury futures, Markit IOS total return swaps and inverse interest-only securities), which are accounted for as derivative trading instruments under U.S. GAAP, Agency interest-only mortgage-backed securities and MSR.
We have numerous internal controls in place to help ensure the appropriateness of fair value measurements. Significant fair value measures are subject to detailed analytics and management review and approval. Our entire investment portfolio reported at fair value is priced by third-party brokers and/or by independent pricing providers. We generally receive three or more broker and vendor quotes on pass-through Agency RMBS, and generally receive multiple broker or vendor quotes on all other securities, including interest-only Agency RMBS, inverse interest-only Agency RMBS, and non-Agency securities. We also currently receive three vendor quotes for the MSR in our investment portfolio. For Agency RMBS, the third-party pricing providers and brokers use pricing models that commonly incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. For non-Agency securities, the third-party pricing providers and brokers utilize both observable and unobservable inputs such as pool-specific characteristics (e.g., loan age, loan size, credit quality of borrowers, vintage, servicer quality), floating rate indices, prepayment and default assumptions, and recent trading of the same or similar securities. For MSR and residential mortgage loans, vendors use pricing models that generally incorporate observable inputs such as principal balance, note rate, geographical location, loan-to-value (LTV) ratios, FICO, appraised value and other loan characteristics, along with observed market yields, securitization economics and trading levels. Additionally for MSR, pricing providers will customarily incorporate loan servicing cost, servicing fee, ancillary income, and earnings rate on escrow as observable inputs. Unobservable or model-driven inputs include forecast cumulative defaults, default curve, forecast loss severity and forecast voluntary prepayment.
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
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. The Company classified 7.6% of its total assets as Level 3 fair value assets at March 31, 2019.

Market Conditions and Outlook
The key macroeconomic factors that impact our business are U.S. residential property prices, national employment rates and the interest rate environment. Home prices continued to increase modestly during the first quarter of 2019 and are expected to gradually appreciate over the next several years, albeit at a slower rate. Employment market conditions remain solid as jobless claims, unemployment and payroll data continue to show improvement at this stage of the business cycle, although new job creation has yet to generate excessive wage growth. Other than LTV ratios and cash reserves, we believe employment is the most powerful determinant of homeowners’ ongoing likelihood to pay their mortgages. Home price performance and employment are particularly important to our non-Agency portfolio.

The Federal Reserve raised the federal funds target rate by a total of 100 basis points during 2018, concluding with a 25 basis point increase in December. The Federal Open Market Committee has subsequently moved to a neutral stance on interest rates, noting a balanced outlook and stressing flexibility in the near term. The consensus expectation in the market as of the end of the first quarter was for no further increases of the Federal Funds Rate during 2019. At the same time, due in part to the absence of meaningful inflation, the spread between long and short term interest rates remains narrow leading to a relatively flat interest rate curve. The Trump administration continues to focus on several issues that could impact interest rates, the U.S. economy and U.S. businesses, including deregulation, trade and taxes. While there is much uncertainty regarding the timing and specifics of many policy changes, any such actions could affect our business. While interest rates have increased, they are still at historically low levels, and the Federal Reserve has reiterated it will take a measured approach to future interest rate decisions. While the Federal Reserve has been reducing its mortgage-backed securities holdings through cessation of reinvesting principal and interest payments, the approach has generally been to move gradually and cautiously. Mortgage investments could be impacted by a decision to increase or decrease the overall size, or the rate of change, of Federal Reserve’s System Open Market Account mortgage holdings.
We believe our blended Agency and non-Agency securities portfolio and our investing expertise, as well as our operational capabilities to invest in MSR, will allow us to better navigate the dynamic mortgage market while future regulatory and policy activities take shape. Having a diversified portfolio allows us to mitigate a variety of risks, including interest rate and RMBS spread volatility.
We expect that whole-pool Agency RMBS will continue to comprise the majority of our assets in light of the long-term attractiveness of the asset class and in order to continue to satisfy the requirements of our exemption from registration under the 1940 Act. Interest-only Agency securities and MSR also provide a complementary investment and risk-management strategy to our principal and interest (“P&I”) Agency RMBS. Risk-adjusted returns in our Agency RMBS portfolio may decline if we are required to pay higher purchase premiums due to lower interest rates or additional liquidity in the market. Additionally, the Federal Reserve’s prior quantitative easing programs and reinvestment of its mortgage-backed security principal repayments and other policy changes may impact the returns of our Agency RMBS portfolio.
The following table provides the carrying value of our securities portfolio by product type:

(dollars in thousands)	March 31, 2019		December 31, 2018
Agency
Fixed Rate	$21,515,529	85.6%	$21,665,960	84.6%
Hybrid ARM	17,669	0.1%	19,073	0.1%
Total Agency	21,533,198	85.7%	21,685,033	84.7%
Agency Derivatives	71,764	0.3%	70,257	0.3%
Non-Agency
Senior	2,885,449	11.5%	2,854,731	11.1%
Mezzanine	576,130	2.3%	928,632	3.6%
Interest-only securities	82,933	0.3%	84,208	0.3%
Total Non-Agency	3,544,512	14.1%	3,867,571	15.0%
Total	$25,149,474		$25,622,861

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

The following table provides the three-month weighted average constant prepayment rate, or CPR, on our Agency RMBS for the three months ended March 31, 2019, and the four immediately preceding quarters:

	Three Months Ended
Agency RMBS	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Weighted Average CPR	6.5%	6.8%	8.1%	9.2%	7.0%

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
The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	March 31, 2019
(dollars in thousands)	Principal/ Current Face	Carrying Value	% of Agency Portfolio	% Prepayment Protected	Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
3.0-3.5%	$3,218	$3,227	—%	100.0%	3.0%	$3,275	50
4.0%	9,910,679	10,305,017	47.7%	87.3%	4.0%	10,316,296	21
4.5%	8,499,068	8,997,894	41.6%	100.0%	4.5%	8,907,073	16
≥ 5%	1,769,727	1,896,704	8.8%	77.5%	5.1%	1,873,031	21
	20,182,692	21,202,842	98.1%	91.8%	4.3%	21,099,675	19
Other P&I	147,379	163,346	0.8%	0.5%	6.3%	164,258	198
Interest-only	3,011,335	167,010	0.8%	—%	2.0%	201,152	95
Agency Derivatives	456,433	71,764	0.3%	—%	4.0%	66,276	176
Total Agency RMBS	$23,797,839	$21,604,962	100.0%	90.1%		$21,531,361

	December 31, 2018
(dollars in thousands)	Principal/ Current Face	Carrying Value	% of Agency Portfolio	% Prepayment Protected	Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
3.0-3.5%	$234,323	$234,521	1.1%	100.0%	3.5%	$235,514	19
4.0%	8,640,859	8,846,367	40.7%	83.0%	4.0%	9,047,282	22
4.5%	10,237,108	10,686,699	49.1%	99.0%	4.5%	10,765,144	16
≥ 5%	1,367,700	1,452,170	6.7%	74.4%	5.1%	1,449,256	24
	20,479,990	21,219,757	97.6%	90.7%	4.3%	21,497,196	19
Other P&I	295,800	289,860	1.3%	0.3%	4.7%	291,290	151
Interest-only	3,115,967	175,416	0.8%	—%	2.0%	209,901	92
Agency Derivatives	476,299	70,257	0.3%	—%	4.0%	69,496	173
Total Agency RMBS	$24,368,056	$21,755,290	100.0%	88.4%		$22,067,883

Our non-Agency securities yields are expected to increase if prepayment rates on such assets exceed our prepayment assumptions. To the extent that prepayment speeds increase due to macroeconomic factors, we expect to benefit from the ability to recognize the income from the heavily discounted prices that principally arose from credit or payment default expectations.
The following tables provide net unamortized discount/premium information on our non-Agency securities portfolio:

	March 31, 2019
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost
Principal and interest securities
Senior	$4,287,846	$5,560	$(439,365)	$(1,277,534)	$2,576,507
Mezzanine	729,715	164	(135,820)	(116,201)	477,858
Total P&I securities	5,017,561	5,724	(575,185)	(1,393,735)	3,054,365
Interest-only	5,011,522	83,466	—	—	83,466
Total Non-Agency	$10,029,083	$89,190	$(575,185)	$(1,393,735)	$3,137,831

	December 31, 2018
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost
Principal and interest securities
Senior	$4,227,631	$5,381	$(477,682)	$(1,204,325)	$2,551,005
Mezzanine	1,132,493	1,301	(216,437)	(118,437)	798,920
Total P&I securities	5,360,124	6,682	(694,119)	(1,322,762)	3,349,925
Interest-only	5,137,169	83,846	—	—	83,846
Total Non-Agency	$10,497,293	$90,528	$(694,119)	$(1,322,762)	$3,433,771

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
As of March 31, 2019, we had entered into repurchase agreements with 46 counterparties, 30 of which had outstanding balances at March 31, 2019. In addition, we held short- and long-term secured advances from the FHLB, short- and long-term borrowings under revolving credit facilities and long-term unsecured convertible senior notes. As of March 31, 2019, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 4.5:1.0.
As of March 31, 2019, we held $512.2 million in cash and cash equivalents, approximately $2.5 billion of unpledged Agency securities and derivatives and $685.8 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $2.8 billion. As of March 31, 2019, we held approximately $433.5 million of unpledged MSR and had an overall estimated unused borrowing capacity on MSR financing facilities of $444.7 million. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided or the inability to meet lenders’ eligibility requirements for specific types of asset classes. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than if we carried higher leverage.
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

Summary of Results of Operations and Financial Condition
Our GAAP net loss attributable to common stockholders was $44.9 million ($(0.18) per diluted weighted average share) for the three months ended March 31, 2019, as compared to GAAP net income attributable to common stockholders of $321.1 million ($1.69 per diluted weighted average share) for the three months ended March 31, 2018.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding Agency interest-only securities, do not impact our GAAP net (loss) income or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” As a result of this fair value accounting through stockholders’ equity, we expect our net (loss) income to have less significant fluctuations and result in less U.S. GAAP to taxable income timing differences, than if the portfolio were accounted for as trading instruments. For the three months ended March 31, 2019, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $356.2 million. This, combined with GAAP net loss attributable to common stockholders of $44.9 million, resulted in comprehensive income attributable to common stockholders of $311.3 million for the three months ended March 31, 2019. For the three months ended March 31, 2018, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $344.8 million. This, combined with GAAP net income attributable to common stockholders of $321.1 million, resulted in comprehensive loss attributable to common stockholders of $23.7 million for the three months ended March 31, 2018.

Our book value per common share for U.S. GAAP purposes was $13.83 at March 31, 2019, an increase from $13.11 book value per common share at December 31, 2018. During this three month period, we issued 24,377,530 of common stock for net proceeds of $335.3 million and recognized comprehensive income attributable to common stockholders of $311.3 million, which drove the overall increase in book value.
The following tables present the components of our comprehensive income (loss) for the three months ended March 31, 2019 and 2018:

(in thousands, except share data)	Three Months Ended
Income Statement Data:	March 31,
	2019	2018
	(unaudited)
Interest income:
Available-for-sale securities	$235,886	$190,716
Other	9,597	3,303
Total interest income	245,483	194,019
Interest expense:
Repurchase agreements	147,560	86,580
Federal Home Loan Bank advances	6,074	4,458
Revolving credit facilities	5,156	804
Convertible senior notes	4,735	4,718
Total interest expense	163,525	96,560
Net interest income	81,958	97,459
Other-than-temporary impairment losses	(206)	(94)
Other (loss) income:
Loss on investment securities	(19,292)	(20,671)
Servicing income	116,948	71,190
(Loss) gain on servicing asset	(188,974)	71,807
(Loss) gain on interest rate swap, cap and swaption agreements	(83,259)	150,545
Gain on other derivative instruments	104,278	8,053
Other income	123	1,058
Total other (loss) income	(70,176)	281,982
Expenses:
Management fees	12,082	11,708
Servicing expenses	19,912	14,554
Other operating expenses	15,556	14,492
Total expenses	47,550	40,754
(Loss) income before taxes	(35,974)	338,593
(Benefit from) provision for income taxes	(10,039)	3,784
Net (loss) income	(25,935)	334,809
Dividends on preferred stock	18,950	13,747
Net (loss) income attributable to common stockholders	$(44,885)	$321,062
Basic (loss) earnings per weighted average common share	$(0.18)	$1.83
Diluted (loss) earnings per weighted average common share	$(0.18)	$1.69
Dividends declared per common share	$0.47	$0.47
Weighted average number of shares of common stock:
Basic	252,357,878	175,145,964
Diluted	252,357,878	192,818,531

(in thousands)	Three Months Ended
Income Statement Data:	March 31,
	2019	2018
	(unaudited)
Comprehensive income (loss):
Net (loss) income	$(25,935)	$334,809
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	356,152	(344,777)
Other comprehensive income (loss)	356,152	(344,777)
Comprehensive income (loss)	330,217	(9,968)
Dividends on preferred stock	18,950	13,747
Comprehensive income (loss) attributable to common stockholders	$311,267	$(23,715)

(in thousands)	March 31, 2019	December 31, 2018
Balance Sheet Data:
	(unaudited)
Available-for-sale securities	$25,077,710	$25,552,604
Mortgage servicing rights	$2,014,370	$1,993,440
Total assets	$28,500,550	$30,132,479
Repurchase agreements	$19,729,691	$23,133,476
Federal Home Loan Bank advances	$865,024	$865,024
Total stockholders’ equity	$4,774,224	$4,254,489

Results of Operations
The following analysis focuses on financial results during the three months ended March 31, 2019 and 2018.
Interest Income
Interest income increased from $194.0 million for the three months ended March 31, 2018 to $245.5 million for the same period in 2019 due to the growth of our AFS securities portfolio as a result of the acquisition of CYS and purchases of Agency securities with higher yields.
Interest Expense
Interest expense increased from $96.6 million for the three months ended March 31, 2018 to $163.5 million for the same period in 2019 due to increased financing on AFS securities as a result of the acquisition of CYS and on MSR due to portfolio growth, and increases in the borrowing rates offered by counterparties.

Net Interest Income
The following table presents the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by liability and/or collateral type, and net interest income and average annualized net interest rate spread for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Agency available-for-sale securities	$20,293,227	$181,515	3.6%	$18,335,230	$140,729	3.1%
Non-Agency available-for-sale securities	3,235,660	54,371	6.7%	2,506,443	49,987	8.0%
Other	28,163	9,597	4.3%	32,099	3,303	3.8%
Total interest income/net asset yield	$23,557,050	$245,483	4.2%	$20,873,772	$194,019	3.7%
Interest-bearing liabilities
Repurchase agreements, FHLB advances, revolving credit facilities and borrowings in securitization trusts collateralized by:
Agency available-for-sale securities	$19,211,709	$126,627	2.6%	$17,605,519	$72,984	1.7%
Non-Agency available-for-sale securities	2,503,462	23,296	3.7%	2,020,125	15,597	3.1%
Agency derivatives (3)	46,492	400	3.4%	65,345	395	2.4%
Mortgage servicing rights (4)	615,971	8,467	5.5%	220,333	2,866	5.2%
Other unassignable
Convertible senior notes	284,022	4,735	6.7%	282,982	4,718	6.7%
Total interest expense/cost of funds	$22,661,656	163,525	2.9%	$20,194,304	96,560	1.9%
Net interest income/spread (5)		$81,958	1.3%		$97,459	1.8%
____________________

(1)	Average asset balance represents average amortized cost on AFS securities and Agency Derivatives and average unpaid principal balance, adjusted for purchase price changes, on other assets.

(2)
Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap, cap and swaption agreements in the condensed consolidated statements of comprehensive income (loss). For the three months ended March 31, 2019, our total average cost of funds on the assets assigned as collateral for borrowings shown in the table above, including interest spread expense associated with interest rate swaps, was 2.9%, compared to 1.9% for the same period in 2018.

(3)	Yields on Agency Derivatives not shown as interest income is included in gain on other derivative instruments in the condensed consolidated statements of comprehensive income (loss).

(4)	Yields on mortgage servicing rights not shown as these assets do not earn interest.

(5)
Net interest spread does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap, cap and swaption agreements in the condensed consolidated statements of comprehensive income (loss). For the three months ended March 31, 2019, our total average net interest rate spread on the assets and liabilities shown in the table above, including interest spread expense associated with interest rate swaps, was 1.1%, compared to 1.8% for the same period in 2018.

The increase in yields on Agency AFS securities for the three months ended March 31, 2019, as compared to the same period in 2018, was predominantly driven by purchases of pools with higher yields and sales of pools with lower yields. The increase in cost of funds associated with the financing of Agency AFS securities for the three months ended March 31, 2019, as compared to the same period in 2018, was the result of increases in the borrowing rates offered by financing counterparties.
The decrease in yields on non-Agency securities for the three months ended March 31, 2019, as compared to the same period in 2018, was driven by purchases of non-Agency securities at lower yields than our existing portfolio and the sale of higher yield bonds that had realized their upside potential. The increase in cost of funds associated with the financing of non-Agency AFS securities for the three months ended March 31, 2019, as compared to the same period in 2018, was the result of increases in the borrowing rates offered by counterparties.
The increase in cost of funds associated with the financing of Agency Derivatives for the three months ended March 31, 2019, as compared to the same period in 2018, was the result of increases in the borrowing rates offered by counterparties.

The increase in cost of funds associated with the financing of MSR for the three months ended March 31, 2019, as compared to the same period in 2018, was the result of increases in the borrowing rates offered by counterparties.
Our convertible senior notes were issued in January 2017, are unsecured and pay interest semiannually at a rate of 6.25% per annum. The cost of funds associated with our convertible senior notes for the three months ended March 31, 2019, as compared to the same period in 2018, was consistent.
The following table presents the components of the yield earned by investment type on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.3%	4.8%	4.4%	4.0%	4.4%	4.1%
Net (premium amortization) discount accretion	(0.7)%	1.9%	(0.4)%	(0.9)%	3.6%	(0.4)%
Net yield (2)	3.6%	6.7%	4.0%	3.1%	8.0%	3.7%
____________________

(1)
Excludes Agency Derivatives. For the three months ended March 31, 2019, the average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.6%, compared to 3.1% for the same period in 2018.

(2)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. During the three months ended March 31, 2019 and 2018, we recorded $0.2 million and $0.1 million in other-than-temporary credit impairments on two and one non-Agency securities, respectively, where the future expected cash flows for each security were less than its amortized cost. For further information about evaluating AFS securities for OTTI, refer to Note 3 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements.
Loss on Investment Securities
During the three months ended March 31, 2019 and 2018, we sold AFS securities for $4.9 billion and $2.0 billion with an amortized cost of $4.9 billion and $2.1 billion, for net realized losses of $17.5 million and $19.6 million, respectively. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that we believe have higher risk-adjusted returns.
For the three months ended March 31, 2019 and 2018, Agency interest-only mortgage-backed securities experienced a change in unrealized losses of $1.8 million and a change in unrealized gains of $0.3 million, respectively. The increase in change in unrealized losses (decrease in gains) for the three months ended March 31, 2019, as compared to the same period in 2018, was due to interest rates generally falling during the three months ended March 31, 2019, as compared to interest rates generally rising during the three months ended March 31, 2018.
For the three months ended March 31, 2018, we recognized $0.6 million in dividend income on equity securities and experienced a change in unrealized losses of $2.0 million due to declines in the market price of the securities. We did not hold any equity securities during the three months ended March 31, 2019.
Servicing Income
For the three months ended March 31, 2019 and 2018, we recognized total servicing income from our MSR portfolio of $116.9 million and $71.2 million, respectively. These amounts include servicing fee income of $105.9 million and $66.5 million, ancillary and other fee income of $0.3 million and $0.3 million, and float income of $10.7 million and $4.4 million, respectively. The increase in servicing income for the three months ended March 31, 2019, as compared to the same period in 2018, was the result of an increase in the size of our MSR portfolio. Additionally, the increase in float income was the result of both the increased size of our MSR portfolio and increased float earning rates.
(Loss) Gain on Servicing Asset
For the three months ended March 31, 2019 and 2018, loss on servicing asset of $189.0 million and gain on servicing asset $71.8 million, respectively, includes a decrease in fair value of MSR due to changes in valuation inputs or assumptions of $151.6 million and an increase in fair value of MSR due to changes in valuation inputs or assumptions of $100.7 million, respectively, offset by a decrease in fair value of MSR due to realization of cash flows (runoff) of $37.6 million and $29.2 million, respectively. Additionally, we recognized gains on sales of MSR of $0.3 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively. The increase in loss (decrease in gain) on servicing asset for the three months ended March 31, 2019, as compared to the same period in 2018, was predominantly driven by decreases in interest rates, an increase in prepayment speed assumptions, and higher portfolio runoff during the three months ended March 31, 2019 due to an increase in the size of our MSR portfolio.

(Loss) Gain on Interest Rate Swap, Cap and Swaption Agreements
For the three months ended March 31, 2019 and 2018, we recognized $23.7 million and $3.8 million of income, respectively, for the accrual and/or settlement of the net interest expense associated with our interest rate swaps and caps. The income results from paying either a fixed interest rate or LIBOR interest and receiving either LIBOR interest or a fixed interest rate on an average $37.6 billion and $27.8 billion notional, respectively, held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk.
During the three months ended March 31, 2019 and 2018, we terminated, had agreements mature or had options expire on 11 and 63 interest rate swap, cap and swaption positions of $5.1 billion and $39.9 billion notional, respectively. Upon settlement of the early terminations and option expirations, we received $0.1 million and paid $6.9 million in full settlement of our net interest spread asset/liability and recognized $34.5 million in realized losses and $92.5 million in realized gains on the swaps, caps and swaptions for the three months ended March 31, 2019 and 2018, respectively, including early termination penalties. We elected to terminate certain swaps, caps and swaptions during these periods to align with our investment portfolio.
Also included in our financial results for the three months ended March 31, 2019 and 2018, was the recognition of a change in unrealized valuation losses of $72.5 million and a change in unrealized valuation gains of $54.3 million, respectively, on our interest rate swap, cap and swaption agreements that were accounted for as trading instruments. The change in fair value of interest rate swaps, caps and swaptions was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three months ended March 31, 2019 and 2018. Since these swaps, caps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive income (loss), net of tax, or to loss on investment securities, in the case of Agency interest-only securities.
The following table provides the net interest spread and gains and losses associated with our interest rate swap, cap and swaption positions:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Net interest spread	$23,709	$3,809
Early termination, agreement maturation and option expiration (losses) gains	(34,499)	92,479
Change in unrealized (loss) gain on interest rate swap, cap and swaption agreements, at fair value	(72,469)	54,257
(Loss) gain on interest rate swap, cap and swaption agreements	$(83,259)	$150,545

Gain on Other Derivative Instruments
Included in our financial results for the three months ended March 31, 2019 and 2018, was the recognition of $104.3 million and $8.1 million of gains, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, put and call options for TBAs, Markit IOS total return swaps, short U.S. treasuries, U.S. Treasury futures and inverse interest-only securities. Included within these results for the three months ended March 31, 2019 and 2018, was the recognition of $1.4 million and $2.5 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $70.7 million and $84.9 million. Also included for the three months ended March 31, 2019 was interest expense on short U.S. treasuries of $1.3 million. We did not hold any short U.S. treasuries during the three months ended March 31, 2018. The remainder represented realized and unrealized net gains (losses) on other derivative instruments. As these derivative instruments are considered trading instruments, our financial results include both realized and unrealized gains (losses) associated with these instruments.
Other Income
For the three months ended March 31, 2019 and 2018, we recorded other income of $0.1 million and $1.1 million. The decrease in other income for the three months ended March 31, 2019, as compared to the same period in 2018, was driven by decreases in interest rates during the three months ended March 31, 2019 as well as lower dividend income on our FHLB stock due to a decrease in the average balance held.
Management Fees
We incurred management fees of $12.1 million and $11.7 million for the three months ended March 31, 2019 and 2018, respectively, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement.

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
Servicing Expenses
For the three months ended March 31, 2019 and 2018, we recognized $19.9 million and $14.6 million, respectively, in servicing expenses generally related to the subservicing of MSR. The increase in servicing expenses during the three months ended March 31, 2019, as compared to the same period in 2018, was largely the result of an increase in the size of our MSR portfolio.
Other Operating Expenses
For the three months ended March 31, 2019 and 2018, we recognized $15.6 million and $14.5 million of other operating expenses, which represents an annualized expense ratio of 1.4% and 1.6% of average stockholders’ equity, respectively. Excluding non-cash equity compensation expenses (amortization of restricted stock) of $1.9 million and $2.3 million, our annualized expense ratio was 1.2% and 1.4% of average equity for the three months ended March 31, 2019 and 2018, respectively.
Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three months ended March 31, 2019 and 2018, these direct and allocated costs totaled approximately $13.2 million and $11.3 million, respectively. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer and general counsel of $2.6 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement; we do not reimburse PRCM Advisers for any expenses related to the compensation of our chief executive officer or chief investment officer. Equity based compensation expense for the three months ended March 31, 2019 and 2018 also includes the amortization of the restricted stock awarded to our executive officers, including our chief executive officer, chief investment officer, principal financial officer and general counsel of $0.5 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively.
We have direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services, technology and certain office lease payments, but most of our expenses with third-party vendors are paid directly by us.
Income Taxes
During the three months ended March 31, 2019, our TRSs recognized a benefit from income taxes of $10.0 million, which was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in our TRSs. During the three months ended March 31, 2018, our TRSs recognized a provision for income taxes of $3.8 million, which was primarily due to gains recognized on MSR, offset by net losses incurred on derivative instruments held in our TRSs. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.

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

The table below summarizes certain characteristics of our Agency RMBS AFS at March 31, 2019:

	March 31, 2019
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities
Fixed	$20,313,484	$933,017	$21,246,501	$205,537	$(103,519)	$21,348,519	4.32%	$104.86
Hybrid ARM	16,587	845	17,432	314	(77)	17,669	5.72%	$107.75
Total P&I securities	20,330,071	933,862	21,263,933	205,851	(103,596)	21,366,188	4.32%	$104.87
Interest-only securities
Fixed	751,685	56,120	56,120	3,820	(423)	59,517	2.84%	$33.58
Fixed Other (1)	2,259,650	145,032	145,032	9,925	(47,464)	107,493	1.57%	$8.81
Total	$23,341,406	$1,135,014	$21,465,085	$219,596	$(151,483)	$21,533,198
____________________

(1)
Fixed Other represents weighted-average coupon interest-only securities that are not generally used for our interest-rate risk management purposes. These securities pay variable coupon interest based on the weighted average of the fixed rates of the underlying loans of the security, less the weighted average rates of the applicable issued P&I securities.

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of March 31, 2019, on an annualized basis, was 6.5%.

Non-Agency Securities
Our non-Agency securities portfolio is comprised of senior and mezzanine tranches of mortgage-backed and asset-backed securities. The following table provides investment information on our non-Agency securities as of March 31, 2019:

	March 31, 2019
(in thousands)	Principal/Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
P&I securities
Senior	$4,287,846	$5,560	$(439,365)	$(1,277,534)	$2,576,507	$334,637	$(25,695)	$2,885,449
Mezzanine	729,715	164	(135,820)	(116,201)	477,858	99,532	(1,260)	576,130
Total P&I	5,017,561	5,724	(575,185)	(1,393,735)	3,054,365	434,169	(26,955)	3,461,579
Interest-only securities	5,011,522	83,466	—	—	83,466	2,714	(3,247)	82,933
Total	$10,029,083	$89,190	$(575,185)	$(1,393,735)	$3,137,831	$436,883	$(30,202)	$3,544,512

The majority of our non-Agency securities were rated at March 31, 2019. Note that credit ratings are based on the par value of the non-Agency securities, whereas the distressed non-Agency securities in our portfolio were acquired at heavily discounted prices. The following table summarizes the credit ratings of our non-Agency securities portfolio, based on the Bloomberg Index Rating, a composite of each of the four major credit rating agencies (i.e., DBRS Ltd., Moody’s Investors Services, Inc., Standard & Poor’s Corporation and Fitch, Inc.), as of March 31, 2019:

March 31, 2019
AAA	0.6%
AA	—%
A	—%
BBB	—%
BB	0.1%
B	5.2%
Below B	76.3%
Not rated	17.8%
Total	100.0%

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
Due to acquisitions of “legacy” non-Agency securities, our designated credit reserve as a percentage of total discount increased from March 31, 2018 to March 31, 2019 (as disclosed in Note 3 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements). From March 31, 2018 to March 31, 2019, our designated credit reserve as a percentage of total discount increased from 52.0% to 70.8%.
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

The following tables present certain information by investment type and their respective underlying loan characteristics for our senior and mezzanine non-Agency securities, excluding our non-Agency interest-only portfolio, at March 31, 2019:

	March 31, 2019
Non-Agency P&I Securities	Senior	Mezzanine	Total
Carrying value (in thousands)	$2,885,449	$576,130	$3,461,579
% of total	83.4%	16.6%	100.0%
Average purchase price (1)	$61.46	$64.97	$62.04
Average coupon	3.3%	3.2%	3.3%
Average fixed coupon	5.7%	5.1%	5.6%
Average floating coupon	3.1%	3.0%	3.1%
Average hybrid coupon	4.2%	5.5%	4.4%
Collateral attributes
Average loan age (months)	150	159	152
Average loan size (in thousands)	$371	$434	$382
Average original loan-to-value	67.1%	65.1%	66.8%
Average original FICO (2)	608	600	607
Current performance
60+ day delinquencies	19.1%	17.1%	18.7%
Average credit enhancement (3)	4.2%	10.5%	5.3%
3-month CPR (4)	4.7%	6.0%	4.9%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total non-Agency securities, excluding our non-Agency interest-only portfolio, would be $58.53, $61.41 and $58.95, respectively, at March 31, 2019.

(2)	FICO represents a mortgage industry accepted credit score of a borrower, which was developed by Fair Isaac Corporation.

(3)
Average credit enhancement remaining on our non-Agency P&I securities portfolio, which is the average amount of protection available to absorb future credit losses due to defaults on the underlying collateral.

(4)
Three-month CPR is reflective of the prepayment speed on the underlying securitization; however, it does not necessarily indicate the proceeds received on our investment tranche. Proceeds received for each security are dependent on the position of the individual security within the structure of each deal.

	March 31, 2019
	Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Collateral Type	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
Prime	$34,986	1.2%	$13,851	2.4%	$48,837	1.4%
Alt-A	362,370	12.6%	89,268	15.5%	451,638	13.0%
POA	211,159	7.3%	167,985	29.2%	379,144	11.0%
Subprime	2,272,506	78.8%	305,026	52.9%	2,577,532	74.5%
Other	4,428	0.1%	—	—%	4,428	0.1%
Total	$2,885,449	100.0%	$576,130	100.0%	$3,461,579	100.0%

	March 31, 2019
	Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Coupon Type	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
Fixed rate	$249,554	8.6%	$27,382	4.8%	$276,936	8.0%
Hybrid or floating	2,635,895	91.4%	548,748	95.2%	3,184,643	92.0%
Total	$2,885,449	100.0%	$576,130	100.0%	$3,461,579	100.0%

	March 31, 2019
	Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Origination Year	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
2006 and thereafter	$2,705,566	93.8%	$284,380	49.3%	$2,989,946	86.4%
2002-2005	174,427	6.0%	290,181	50.4%	464,608	13.4%
Pre-2002	5,456	0.2%	1,569	0.3%	7,025	0.2%
Total	$2,885,449	100.0%	$576,130	100.0%	$3,461,579	100.0%

Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the loans underlying our MSR. As of March 31, 2019, our MSR had a fair market value of $2.0 billion.
As of March 31, 2019, our MSR portfolio included MSR on 765,372 loans with an unpaid principal balance of approximately $174.1 billion. The following table summarizes certain characteristics of the loans underlying our MSR at March 31, 2019:

March 31, 2019
Unpaid principal balance (in thousands)	$174,147,259
Number of loans	765,372
Average coupon	4.1%
Average loan age (months)	30
Average loan size (in thousands)	$228
Average original loan-to-value	74.9%
Average original FICO	751
60+ day delinquencies	0.3%
3-month CPR	7.7%

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

At March 31, 2019, borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes had the following characteristics:

(dollars in thousands)	March 31, 2019
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$18,066,314	2.71%	4.4%
Non-Agency securities	2,182,094	3.74%	24.4%
Agency Derivatives	46,307	3.51%	26.4%
Mortgage servicing rights	675,294	4.94%	39.6%
Other (1)	284,099	6.25%	NA
Total	$21,254,108	2.94%	7.5%
____________________

(1)	Includes unsecured convertible senior notes paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount of $287.5 million.

As of March 31, 2019, we had outstanding $19.7 billion of repurchase agreements, and the term to maturity ranged from two days to over 23 months. Repurchase agreements had a weighted average borrowing rate of 2.85% and weighted average remaining maturities of 75 days as of March 31, 2019.
As of March 31, 2019, we had outstanding $865.0 million of FHLB advances with a weighted average term to maturity of 13 months, ranging from 40 days to over 15 years. The weighted average cost of funds for our advances was 2.80% at March 31, 2019.
As of March 31, 2019, we had outstanding $375.3 million of short- and long-term borrowings under revolving credit facilities with a weighted average borrowing rate of 5.50% and weighted average remaining maturities of 3.59 years.
As of March 31, 2019, the outstanding amount due on convertible senior notes was $284.1 million, net of deferred issuance costs. These notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and mature in January 2022.
As of March 31, 2019, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 4.5:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.
The following table provides a summary of our borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes, our net TBA notional amounts and our debt-to-equity ratios for the three months ended March 31, 2019, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average (1)	End of Period Balance (1)	Maximum Balance of Any Month-End (1)	End of Period Total Borrowings to Equity Ratio		End of Period Net Long (Short) TBA Notional	End of Period Economic Debt-to-Equity Ratio (2)
March 31, 2019	$22,661,656	$21,254,108	$23,685,031	4.5:1.0		$10,168,000	6.5:1.0
December 31, 2018	$23,276,768	$24,592,356	$24,592,356	5.8:1.0		$6,484,000	7.2:1.0
September 30, 2018	$23,921,989	$25,265,210	$27,528,323	5.4:1.0		$9,324,000	7.3:1.0
June 30, 2018	$19,123,370	$18,524,115	$19,237,474	5.3:1.0		$3,049,000	6.2:1.0
March 31, 2018	$20,194,305	$20,316,757	$20,466,930	5.9:1.0	(3)	$445,000	6.0:1.0
____________________

(1)	Includes borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes and excludes collateralized borrowings in securitization trusts.

(2)	Defined as total borrowings under repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes, plus implied debt on net TBA notional, divided by total equity.

Equity
The tables below provide details of our changes in stockholders’ equity from December 31, 2018 to March 31, 2019 as well as a reconciliation of comprehensive income and GAAP net income to non-GAAP measures.

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders' equity at December 31, 2018	$3,253.2	248.1	$13.11
Core Earnings, including dollar roll income, net of tax expense of $0.6 million ⁽¹⁾	141.6
Dividends on preferred stock	(18.9)
Core Earnings attributable to common stockholders, including dollar roll income, net of tax expense of $0.6 million ⁽¹⁾	122.7
Realized and unrealized gains and losses, net of tax benefit of $10.7 million	(167.6)
Other comprehensive income, net of tax	356.2
Dividend declaration	(128.2)
Other	1.4	0.4
Issuance of common stock, net of offering costs	335.3	24.4
Common stockholders' equity at March 31, 2019	$3,773.0	272.9	$13.83
Total preferred stock liquidation preference	1,001.3
Total equity at March 31, 2019	$4,774.3

Three Months Ended
(in millions)	March 31, 2019
Comprehensive income attributable to common stockholders	$311.3
Adjustment for other comprehensive income attributable to common stockholders:
Unrealized gains on available-for-sale securities	(356.2)
Net loss attributable to common stockholders	(44.9)
Adjustments for non-Core Earnings:
Other-than-temporary impairment loss	0.2
Realized loss on investment securities	17.5
Unrealized loss on investment securities	1.8
Realized and unrealized losses on mortgage servicing rights	124.6
Realized loss on termination or expiration of interest rate swaps, caps and swaptions	34.5
Unrealized loss on interest rate swaps, caps and swaptions	72.5
Gains on other derivative instruments	(75.6)
Other loss	0.4
Change in servicing reserves	0.5
Non-cash equity compensation expense	1.9
Net benefit from income taxes on non-Core Earnings	(10.7)
Core Earnings attributable to common stockholders, including dollar roll income (1)	$122.7
____________________

(1)
Core Earnings, including dollar roll income, is a non-U.S. GAAP measure that we define as comprehensive income (loss) attributable to common stockholders, excluding “realized and unrealized gains and losses” (impairment losses, realized and unrealized gains and losses on the aggregate portfolio, reserve expense for representation and warranty obligations on MSR and non-cash compensation expense related to restricted common stock). As defined, Core Earnings, including dollar roll income, includes interest income or expense and premium income or loss on derivative instruments and servicing income, net of estimated amortization on MSR. Dollar roll income is the economic equivalent to holding and financing Agency RMBS using short-term repurchase agreements.

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
On March 21, 2019, we completed a public offering of 18,000,000 shares of our common stock at a price of $13.76 per share. On March 22, 2019, an additional 2,700,000 shares were sold to the underwriters of the offering pursuant to an overallotment option. The net proceeds were approximately $284.5 million, after deducting offering expenses of approximately $0.3 million.
To the extent that we raise additional equity capital through capital market transactions, we anticipate using cash proceeds from such transactions to purchase additional Agency RMBS, non-Agency securities, MSR and other target assets and for other general corporate purposes.
As of March 31, 2019, we held $512.2 million in cash and cash equivalents available to support our operations; $27.4 billion of AFS securities, MSR, and derivative assets held at fair value; and $21.3 billion of outstanding debt in the form of repurchase agreements, FHLB advances, borrowings under revolving credit facilities and convertible senior notes. During the three months ended March 31, 2019, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, decreased from 5.8:1.0 to 4.5:1.0. The decrease during the three months ended March 31, 2019 was predominantly driven by the increase in equity as a result of common stock issuances, the repositioning of financing on AFS securities to TBA positions and unsettled purchases of AFS securities not yet financed as of March 31, 2019. During the three months ended March 31, 2019, our economic debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes and implied debt on net TBA notional, decreased from 7.2:10 to 6.5:1.0.
As of March 31, 2019, we held approximately $2.5 billion of unpledged Agency securities and derivatives and $0.7 billion of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $2.8 billion. As of March 31, 2019, we held approximately $433.5 million of unpledged MSR and had an overall estimated unused borrowing capacity on MSR financing facilities of $444.7 million. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the three months ended March 31, 2019, we did not experience any restrictions to our funding sources, although balance sheet capacity of counterparties have tightened due to compliance with the Basel III regulatory capital reform rules as well as management of perceived risk in the volatile interest rate environment. We expect ongoing sources of financing to be primarily repurchase agreements, FHLB advances, revolving credit facilities, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of March 31, 2019, we had master repurchase agreements in place with 46 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

The following table summarizes our repurchase agreements and counterparty geographical concentration at March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$9,953,781	$974,870	57.0%	$12,061,693	$1,120,101	55.4%
Europe (2)	5,945,768	522,710	30.5%	6,728,245	646,000	31.9%
Asia (2)	3,830,142	214,585	12.5%	4,343,538	255,973	12.7%
Total	$19,729,691	$1,712,165	100.0%	$23,133,476	$2,022,074	100.0%
____________________

(1)
Represents the net carrying value of the assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases of $2.1 billion are not included in the March 31, 2019 amounts presented above. We did not have any such payables at December 31, 2018.

(2)	Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

In addition to our master repurchase agreements to fund our Agency and non-Agency securities, we have one repurchase facility and three revolving credit facilities that provide short- and long-term financing for our MSR portfolio. An overview of the facilities is presented in the table below:

(dollars in thousands)
March 31, 2019
Expiration Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
December 1, 2020	Yes (2)	$300,000	$100,000	$400,000	Mortgage servicing rights (3)
June 22, 2023	Yes (2)	$280,294	$49,706	$330,000	Mortgage servicing rights
March 12, 2021	Yes (2)	$75,000	$275,000	$350,000	Mortgage servicing rights
December 16, 2019	No	$20,000	$20,000	$40,000	Mortgage servicing rights
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

(2)	Commitment fee charged on unused capacity.

(3)	This repurchase facility is secured by MSR notes, which are collateralized by our MSR.

Our wholly owned subsidiary, TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of March 31, 2019, TH Insurance had $865.0 million in outstanding secured advances with a weighted average borrowing rate of 2.80%, and an additional $3.1 billion of available uncommitted capacity for borrowings insofar as TH Insurance holds adequate total assets to support a new advance. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of March 31, 2019:

•
Total indebtedness to net worth must be less than a specified threshold ratio in a repurchase agreement. As of March 31, 2019, our debt to net worth, as defined, was 4.9:1.0 while our threshold ratio, as defined, was 6.8:1.0.

•	Cash liquidity must be greater than $100.0 million. As of March 31, 2019, our liquidity, as defined, was $512.2 million.

•
Net worth must be greater than $1.5 billion or 50% of the highest net worth during the 24 calendar months prior, whichever is higher. As of March 31, 2019, 50% of the highest net worth during the 24 calendar months prior was $2.4 billion and our net worth, as defined, was $4.8 billion.

We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, FHLB advances, revolving credit facilities and derivative instruments at March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
Available-for-sale securities, at fair value	$21,843,525	$25,157,999
Mortgage servicing rights, at fair value	1,580,878	1,143,918
Restricted cash	66,296	416,696
Due from counterparties	35,619	110,695
Derivative assets, at fair value	71,696	70,191
U.S. Treasuries, at fair value	4,260	6,457
Total	$23,602,274	$26,905,956

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

The following table provides the maturities of our repurchase agreements, FHLB advances, revolving credit facilities and convertible senior notes as of March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
Within 30 days	$4,852,492	$7,488,869
30 to 59 days	4,309,411	5,077,598
60 to 89 days	5,316,669	5,655,060
90 to 119 days	2,790,671	1,938,859
120 to 364 days	2,995,472	3,508,114
One to three years	584,099	300,000
Three to five years	355,294	573,856
Five to ten years	—	—
Ten years and over	50,000	50,000
Total	$21,254,108	$24,592,356

For the three months ended March 31, 2019, our restricted and unrestricted cash balance decreased approximately $318.8 million to $778.9 million at March 31, 2019. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the three months ended March 31, 2019, operating activities increased our cash balances by approximately $165.8 million, primarily driven by our financial results for the quarter.

•
Cash flows from investing activities. For the three months ended March 31, 2019, investing activities increased our cash balances by approximately $2.7 billion, primarily driven by an increase in payables due to broker counterparties for unsettled securities purchases.

•
Cash flows from financing activities. For the three months ended March 31, 2019, financing activities decreased our cash balance by approximately $3.1 billion, primarily driven by repayment of repurchase agreements as a result of the repositioning of financing on AFS securities to TBA positions and unsettled purchases of AFS securities not yet financed as of March 31, 2019.

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

We may enter into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of our floating-rate borrowings into fixed-rate borrowings to more closely match the duration of our assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (i.e., LIBOR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of our portfolio as well as our cash flows, we may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on the Company’s current interest rate risk management strategy, the Company has entered into TBAs, put and call options for TBAs, interest rate swap, cap and swaption agreements, U.S. Treasury futures and Markit IOS total return swaps. In addition, because MSR are negative duration assets, they provide a natural hedge to interest rate exposure on our Agency RMBS portfolio. In hedging interest rate risk, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets, improve risk-adjusted returns and, where possible, obtain a favorable spread between the yield on our assets and the cost of our financing.
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
The following table provides the indices of our variable rate Agency RMBS and non-Agency securities as of March 31, 2019 and December 31, 2018, respectively, based on carrying value (dollars in thousands).

	March 31, 2019				December 31, 2018
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$8,990	$14,517	$23,507	1%	$9,502	$15,423	$24,925	1%
LIBOR	3,159,544	8,976	3,168,520	93%	3,374,141	9,278	3,383,419	93%
Other (2)	49,237	163,417	212,654	6%	50,597	165,054	215,651	6%
Total	$3,217,771	$186,910	$3,404,681	100%	$3,434,240	$189,755	$3,623,995	100%
____________________

(1)	“Hybrid” amounts reflect those assets with greater than twelve months to reset.

(2)	“Other” includes COFI, MTA and other indices.

The following analyses of risks are based on our experience, estimates, models and assumptions. They rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing, and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented here in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and caps and float income from custodial accounts associated with our MSR. The change in annualized net interest income does not reflect any potential changes to dollar roll income associated with our TBA positions. To the extent we hold long TBAs, we would expect dollar roll income to decrease as interest rates rise and vice versa. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the March 31, 2019 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
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

Computation of results for portfolio value involves a two-step process. The first is the use of models to project how the value of interest rate sensitive instruments will change in the scenarios considered. We use both recognized industry models and proprietary models to make these projections. The second, and equally important, step is the improvement of the model projections based on application of our experience in assessing how current market and macroeconomic conditions will affect the prices of various interest rate sensitive instruments. Judgment is best applied to localized (less than 25 basis points, or bps) interest rate moves. The more an instantaneous interest rate move exceeds 25 bps, the greater the likelihood that accompanying market events are significant enough to warrant reconsideration of interest rate sensitivities. As with net interest income, the uncertainty associated with the estimate of change in portfolio value is therefore directly related to the size of interest rate move considered.
The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at March 31, 2019. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day to day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$(22,395)	$(11,229)	$11,211	$22,421
% change in net interest income (1)	(4.7)%	(2.4)%	2.3%	4.7%
Change in value of financial position:
Available-for-sale securities	$279,566	$132,330	$(155,093)	$(368,857)
As a % of common equity	7.4%	3.5%	(4.1)%	(9.8)%
Mortgage servicing rights	$(311,219)	$(151,633)	$139,466	$265,357
As a % of common equity	(8.2)%	(4.0)%	3.7%	7.0%
Derivatives, net	$52,702	$5,077	$(67,558)	$(111,091)
As a % of common equity	1.4%	0.1%	(1.8)%	(2.9)%
Repurchase agreements	$(18,820)	$(9,410)	$9,410	$18,819
As a % of common equity	(0.5)%	(0.2)%	0.2%	0.5%
Federal Home Loan Bank advances	$(180)	$(90)	$90	$180
As a % of common equity	—%	—%	—%	—%
Revolving credit facilities	$(141)	$(70)	$70	$141
As a % of common equity	—%	—%	—%	—%
Convertible senior notes	$(3,312)	$(1,649)	$1,637	$3,260
As a % of common equity	(0.1)%	—%	—%	0.1%
Total Net Assets	$(1,404)	$(25,445)	$(71,978)	$(192,191)
As a % of total assets	—%	(0.1)%	(0.3)%	(0.7)%
As a % of common equity	—%	(0.7)%	(1.9)%	(5.1)%
____________________

(1)
Amounts include the effect of interest spread from our interest rate swaps and caps and float income from custodial accounts associated with our MSR, but do not reflect any potential changes to dollar roll income associated with our TBA positions, which are accounted for as derivative instruments in accordance with U.S. GAAP.

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2019. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward-Looking Statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)The Company’s share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of March 31, 2019, we had repurchased 12,067,500 shares under the program for a total cost of $200.4 million. We did not repurchase shares during the three months ended March 31, 2019.

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
101
Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the three months ended March 31, 2019, filed with the SEC on May 8, 2019, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)

____________________

*	Management or compensatory agreement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	May 8, 2019	By:	/s/ Thomas E. Siering
Thomas E. Siering Chief Executive Officer, President and Director (Principal Executive Officer)
Dated:	May 8, 2019	By:	/s/ Mary Riskey
Mary Riskey Chief Financial Officer (Principal Financial and Accounting Officer)