Form 10-Q
period 2019-09-30
TWO HARBORS INVESTMENT CORP.
filed 2019-11-06
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 5, 2019, there were 272,899,932 shares of outstanding common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2019	December 31, 2018
ASSETS	(unaudited)
Available-for-sale securities, at fair value	$28,318,558	$25,552,604
Mortgage servicing rights, at fair value	1,651,556	1,993,440
Cash and cash equivalents	740,698	409,758
Restricted cash	509,689	688,006
Accrued interest receivable	87,321	86,589
Due from counterparties	314,871	154,626
Derivative assets, at fair value	230,620	319,981
Reverse repurchase agreements	180,575	761,815
Other assets	130,339	165,660
Total Assets (1)	$32,164,227	$30,132,479
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$25,567,136	$23,133,476
Federal Home Loan Bank advances	50,000	865,024
Revolving credit facilities	300,000	310,000
Term notes payable	394,235	—
Convertible senior notes	284,635	283,856
Derivative liabilities, at fair value	17,201	820,590
Due to counterparties	231,021	130,210
Dividends payable	128,109	135,551
Accrued interest payable	122,793	160,005
Other liabilities	49,517	39,278
Total Liabilities (1)	27,144,647	25,877,990
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized and 40,050,000 and 40,050,000 shares issued and outstanding, respectively ($1,001,250 and $1,001,250 liquidation preference, respectively)	977,501	977,501
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 272,895,402 and 248,085,721 shares issued and outstanding, respectively	2,729	2,481
Additional paid-in capital	5,151,554	4,809,616
Accumulated other comprehensive income	748,354	110,817
Cumulative earnings	2,521,137	2,332,371
Cumulative distributions to stockholders	(4,381,695)	(3,978,297)
Total Stockholders’ Equity	5,019,580	4,254,489
Total Liabilities and Stockholders’ Equity	$32,164,227	$30,132,479

____________________

(1)
The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs. At September 30, 2019 and December 31, 2018, assets of the VIEs totaled $394,756 and $0, and liabilities of the VIEs totaled $394,756 and $0, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest income:
Available-for-sale securities	$242,023	$230,607	$731,716	$604,790
Other	7,717	6,091	24,536	13,287
Total interest income	249,740	236,698	756,252	618,077
Interest expense:
Repurchase agreements	176,450	138,343	501,361	322,735
Federal Home Loan Bank advances	391	5,301	10,406	14,655
Revolving credit facilities	3,964	3,973	15,316	5,776
Term notes payable	5,475	—	5,706	—
Convertible senior notes	4,797	4,779	14,256	14,204
Total interest expense	191,077	152,396	547,045	357,370
Net interest income	58,663	84,302	209,207	260,707
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(5,950)	(95)	(11,004)	(363)
Other income:
Gain (loss) on investment securities	248,828	(42,996)	251,977	(95,549)
Servicing income	126,025	89,618	373,922	238,473
(Loss) gain on servicing asset	(234,514)	20,591	(675,920)	102,251
Gain (loss) on interest rate swap, cap and swaption agreements	70,620	75,857	(101,414)	255,535
Gain (loss) on other derivative instruments	85,856	(31,463)	270,798	(15,735)
Other income	495	907	277	2,695
Total other income	297,310	112,514	119,640	487,670
Expenses:
Management fees	16,839	(5,041)	42,556	18,120
Servicing expenses	17,696	16,433	54,354	42,526
Other operating expenses	13,344	17,033	42,913	47,040
Acquisition transaction costs	—	86,703	—	86,703
Restructuring charges	—	8,238	—	8,238
Total expenses	47,879	123,366	139,823	202,627
Income before income taxes	302,144	73,355	178,020	545,387
(Benefit from) provision for income taxes	(3,556)	37,409	(11,188)	35,142
Net income	305,700	35,946	189,208	510,245
Dividends on preferred stock	18,951	18,951	56,851	46,445
Net income attributable to common stockholders	$286,749	$16,995	$132,357	$463,800
Basic earnings per weighted average common share	$1.05	$0.08	$0.50	$2.42
Diluted earnings per weighted average common share	$1.00	$0.08	$0.50	$2.28
Dividends declared per common share	$0.40	$0.47	$1.27	$1.41
Weighted average number of shares of common stock:
Basic	272,897,575	224,399,436	266,114,772	191,846,212
Diluted	291,053,718	224,399,436	266,114,772	209,607,146
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited), continued
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Comprehensive income (loss):
Net income	$305,700	$35,946	$189,208	$510,245
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(29,164)	(119,796)	637,537	(499,460)
Other comprehensive (loss) income	(29,164)	(119,796)	637,537	(499,460)
Comprehensive income (loss)	276,536	(83,850)	826,745	10,785
Dividends on preferred stock	18,951	18,951	56,851	46,445
Comprehensive income (loss) attributable to common stockholders	$257,585	$(102,801)	$769,894	$(35,660)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2017	$702,537	$1,745	$3,672,003	$334,813	$2,386,604	$(3,526,278)	$3,571,424
Cumulative effect of adoption of new accounting principle	—	—	—	9,918	(9,918)	—	—
Adjusted balance, January 1, 2018	702,537	1,745	3,672,003	344,731	2,376,686	(3,526,278)	3,571,424
Net income	—	—	—	—	334,809	—	334,809
Other comprehensive loss before reclassifications, net of tax	—	—	—	(343,542)	—	—	(343,542)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(1,235)	—	—	(1,235)
Other comprehensive loss, net of tax	—	—	—	(344,777)	—	—	(344,777)
Issuance of preferred stock, net of offering costs	13	—	—	—	—	—	13
Issuance of common stock, net of offering costs	—	—	76	—	—	—	76
Preferred dividends declared	—	—	—	—	—	(13,747)	(13,747)
Common dividends declared	—	—	—	—	—	(82,454)	(82,454)
Non-cash equity award compensation	—	9	2,332	—	—	—	2,341
Balance, March 31, 2018	702,550	1,754	3,674,411	(46)	2,711,495	(3,622,479)	3,467,685
Net income	—	—	—	—	139,490	—	139,490
Other comprehensive loss before reclassifications, net of tax	—	—	—	(58,676)	—	—	(58,676)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	23,789	—	—	23,789
Other comprehensive loss, net of tax	—	—	—	(34,887)	—	—	(34,887)
Issuance of common stock, net of offering costs	—	—	119	—	—	—	119
Preferred dividends declared	—	—	—	—	—	(13,747)	(13,747)
Common dividends declared	—	—	—	—	—	(82,472)	(82,472)
Non-cash equity award compensation	—	1	4,056	—	—	—	4,057
Balance, June 30, 2018	702,550	1,755	3,678,586	(34,933)	2,850,985	(3,718,698)	3,480,245
Cumulative effect of adoption of new accounting principle	—	—	25	—	(25)	—	—
Adjusted balance, July 1, 2018	702,550	1,755	3,678,611	(34,933)	2,850,960	(3,718,698)	3,480,245
Net income	—	—	—	—	35,946	—	35,946
Other comprehensive loss before reclassifications, net of tax	—	—	—	(150,259)	—	—	(150,259)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	30,463	—	—	30,463
Other comprehensive loss, net of tax	—	—	—	(119,796)	—	—	(119,796)
Acquisition of CYS Investments, Inc.	275,000	726	1,124,388	—	—	—	1,400,114
Issuance of common stock, net of offering costs	—	—	134	—	—	—	134
Preferred dividends declared	—	—	—	—	—	(18,951)	(18,951)
Common dividends declared	—	—	—	—	—	(105,097)	(105,097)
Non-cash equity award compensation	—	—	3,387	—	—	—	3,387
Balance, September 30, 2018	$977,550	$2,481	$4,806,520	$(154,729)	$2,886,906	$(3,842,746)	$4,675,982
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited), continued
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2018	$977,501	$2,481	$4,809,616	$110,817	$2,332,371	$(3,978,297)	$4,254,489
Cumulative effect of adoption of new accounting principle	—	—	—	—	(442)	—	(442)
Adjusted balance, January 1, 2019	977,501	2,481	4,809,616	110,817	2,331,929	(3,978,297)	4,254,047
Net loss	—	—	—	—	(25,935)	—	(25,935)
Other comprehensive income before reclassifications, net of tax	—	—	—	327,840	—	—	327,840
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	28,312	—	—	28,312
Other comprehensive income, net of tax	—	—	—	356,152	—	—	356,152
Issuance of common stock, net of offering costs	—	243	335,035	—	—	—	335,278
Preferred dividends declared	—	—	—	—	—	(18,950)	(18,950)
Common dividends declared	—	—	—	—	—	(128,229)	(128,229)
Non-cash equity award compensation	—	4	1,857	—	—	—	1,861
Balance, March 31, 2019	977,501	2,728	5,146,508	466,969	2,305,994	(4,125,476)	4,774,224
Net loss	—	—	—	—	(90,557)	—	(90,557)
Other comprehensive income before reclassifications, net of tax	—	—	—	296,637	—	—	296,637
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	13,912	—	—	13,912
Other comprehensive income, net of tax	—	—	—	310,549	—	—	310,549
Issuance of common stock, net of offering costs	—	—	171	—	—	—	171
Preferred dividends declared	—	—	—	—	—	(18,950)	(18,950)
Common dividends declared	—	—	—	—	—	(109,160)	(109,160)
Non-cash equity award compensation	—	1	2,496	—	—	—	2,497
Balance, June 30, 2019	977,501	2,729	5,149,175	777,518	2,215,437	(4,253,586)	4,868,774
Net income	—	—	—	—	305,700	—	305,700
Other comprehensive income before reclassifications, net of tax	—	—	—	191,676	—	—	191,676
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(220,840)	—	—	(220,840)
Other comprehensive loss, net of tax	—	—	—	(29,164)	—	—	(29,164)
Issuance of common stock, net of offering costs	—	—	217	—	—	—	217
Repurchase of common stock	—	—	(19)	—	—	—	(19)
Preferred dividends declared	—	—	—	—	—	(18,951)	(18,951)
Common dividends declared	—	—	—	—	—	(109,158)	(109,158)
Non-cash equity award compensation	—	—	2,181	—	—	—	2,181
Balance, September 30, 2019	$977,501	$2,729	$5,151,554	$748,354	$2,521,137	$(4,381,695)	$5,019,580
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$189,208	$510,245
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on investment securities, net	119,175	73,441
Amortization of deferred debt issuance costs on term notes payable and convertible senior notes	1,096	728
Other-than-temporary impairment losses	11,004	363
Realized and unrealized (gains) losses on investment securities	(251,977)	96,842
Loss (gain) on servicing asset	675,920	(102,251)
Realized and unrealized loss (gain) on interest rate swaps, caps and swaptions	167,160	(221,649)
Unrealized (gain) loss on other derivative instruments	(36,439)	27,457
Equity based compensation	6,539	9,785
Excess consideration in the acquisition of CYS Investments, Inc.	—	77,602
Net change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(732)	13,698
(Increase) decrease in deferred income taxes, net	(33,287)	35,094
(Decrease) increase in accrued interest payable	(37,212)	1,823
Change in other operating assets and liabilities, net	40,629	(1,812)
Net cash provided by operating activities	851,084	521,366
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(18,406,882)	(6,319,252)
Proceeds from sales of available-for-sale securities	14,065,573	9,156,686
Principal payments on available-for-sale securities	2,334,729	1,792,168
Purchases of mortgage servicing rights, net of purchase price adjustments	(333,506)	(475,451)
(Payments for) proceeds from sales of mortgage servicing rights	(530)	395
(Purchases) short sales of derivative instruments, net	(76,739)	(82,971)
(Payments for termination and settlement) proceeds from sales and settlement of derivative instruments, net	(768,010)	498,425
Payments for reverse repurchase agreements	(1,480,150)	(1,440,713)
Proceeds from reverse repurchase agreements	2,061,390	1,442,798
Net cash paid for the acquisition of CYS Investments, Inc.	—	(13,552)
Decrease in due to counterparties, net	(59,434)	(187,146)
Change in other investing assets and liabilities, net	37,737	44,257
Net cash (used in) provided by investing activities	$(2,625,822)	$4,415,644
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$202,963,685	$103,348,835
Principal payments on repurchase agreements	(200,530,025)	(107,736,938)
Principal payments on Federal Home Loan Bank advances	(815,024)	(350,000)
Proceeds from revolving credit facilities	450,000	377,400
Principal payments on revolving credit facilities	(460,000)	(87,400)
Proceeds from issuance of term notes payable	393,918	—
Proceeds from issuance of preferred stock, net of offering costs	—	13
Proceeds from issuance of common stock, net of offering costs	335,666	329
Repurchase of common stock	(19)	—
Dividends paid on preferred stock	(56,851)	(39,443)
Dividends paid on common stock	(353,989)	(193,318)
Net cash provided by (used in) financing activities	1,927,361	(4,680,522)
Net increase in cash, cash equivalents and restricted cash	152,623	256,488
Cash, cash equivalents and restricted cash at beginning of period	1,097,764	1,054,995
Cash, cash equivalents and restricted cash at end of period	$1,250,387	$1,311,483
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$581,333	$300,573
Cash paid for taxes, net	$16,946	$502
Noncash Activities:
Acquisition of the assets and liabilities of CYS Investments, Inc.
Available-for-sale securities	$—	$10,034,557
Cash and cash equivalents	$—	$386
Restricted cash	$—	$1,062
Accrued interest receivable	$—	$30,646
Reverse repurchase agreements	$—	$761,460
Other assets	$—	$11,977
Repurchase agreements	$—	$(8,743,527)
Derivative liabilities, net	$—	$(451,026)
Due to counterparties, net	$—	$(279,715)
Accrued interest payable	$—	$(27,487)
Other liabilities	$—	$(821)
Issuance of preferred stock in connection with the acquisition of CYS Investments, Inc.	$—	$275,000
Issuance of common stock in connection with the acquisition of CYS Investments, Inc.	$—	$1,125,114
Cumulative-effect adjustment to equity for adoption of new accounting principle	$442	$9,918
Dividends declared but not paid at end of period	$128,109	$96,259
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
The condensed consolidated financial statements of the Company include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. All trust entities in which the Company holds investments that are considered variable interest entities, or VIEs, for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2019 and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2019 should not be construed as indicative of the results to be expected for future periods or the full year.

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
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s 2018 Annual Report on Form 10-K is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s consolidated financial condition and results of operations for the nine months ended September 30, 2019.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, which changes the impairment model for most financial assets and certain other instruments. Valuation allowances for credit losses on AFS debt securities will be recognized, rather than direct reductions in the amortized cost of the investments, regardless of whether the impairment is considered to be other-than-temporary. The new model also requires the estimation of lifetime expected credit losses and corresponding recognition of allowance for losses on trade and other receivables, held-to-maturity debt securities, loans, and other instruments held at amortized cost. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2019, with early adoption permitted for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018. The Company is evaluating the adoption of this ASU to determine the impact it may have on its condensed consolidated financial statements, which at the date of adoption, will establish an allowance for credit losses on AFS securities which will be derived from the present value of the current designated credit reserve with a resulting increase to amortized cost on the securities. The Company also expects adoption of this ASU to impact the recording for the purchase of certain non-Agency securities with purchased credit deterioration by recording an allowance for credit losses with an increase in amortized cost above the purchase price of the same amount. Subsequent changes in expected credit losses will be recognized immediately in earnings as a provision for credit losses until the allowance is reduced to zero. Further favorable changes will result in prospective adjustments to the effective interest rate. The Company is currently developing new processes, policies and controls to implement the standard, which it expects to have completed by the adoption date.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019	December 31, 2018
Note receivable (1)	$394,235	$—
Cash and cash equivalents	200	—
Accrued interest receivable (1)	321	—
Total Assets	$394,756	$—
Term notes payable	$394,235	$—
Accrued interest payable	321	—
Other liabilities	200	—
Total Liabilities	$394,756	$—

____________________

(1)	Receivables due from a wholly owned subsidiary of the Company to the Issuer Trust are eliminated in consolidation in accordance with U.S. GAAP.

Note 4. Available-for-Sale Securities, at Fair Value
The Company holds AFS investment securities which are carried at fair value on the condensed consolidated balance sheets. The following table presents the Company’s AFS investment securities by collateral type as of September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019	December 31, 2018
Agency
Federal National Mortgage Association	$19,445,245	$15,812,696
Federal Home Loan Mortgage Corporation	4,835,146	4,930,963
Government National Mortgage Association	485,792	941,374
Non-Agency	3,552,375	3,867,571
Total available-for-sale securities	$28,318,558	$25,552,604

At September 30, 2019 and December 31, 2018, the Company pledged AFS securities with a carrying value of $26.4 billion and $25.2 billion, respectively, as collateral for repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. See Note 10 - Repurchase Agreements and Note 12 - Federal Home Loan Bank of Des Moines Advances.
At September 30, 2019 and December 31, 2018, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, to be considered linked transactions and, therefore, classified as derivatives.
The Company is not required to consolidate variable interest entities, or VIEs, for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include all non-Agency securities, which are classified within available-for-sale securities, at fair value on the condensed consolidated balance sheets. As of September 30, 2019 and December 31, 2018, the carrying value, which also represents the maximum exposure to loss, of all non-Agency securities in unconsolidated VIEs was $3.6 billion and $3.9 billion, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present the amortized cost and carrying value of AFS securities by collateral type as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Agency
Principal and interest	$23,255,819	$935,781	$(21)	$—	$24,191,579	$431,492	$(5,701)	$24,617,370
Interest-only	2,757,909	179,769	—	—	179,769	15,881	(46,837)	148,813
Total Agency	26,013,728	1,115,550	(21)	—	24,371,348	447,373	(52,538)	24,766,183
Non-Agency
Principal and interest	5,289,767	7,417	(462,973)	(1,723,638)	3,110,573	380,236	(17,526)	3,473,283
Interest-only	4,664,358	83,037	—	—	83,037	4,393	(8,338)	79,092
Total Non-Agency	9,954,125	90,454	(462,973)	(1,723,638)	3,193,610	384,629	(25,864)	3,552,375
Total	$35,967,853	$1,206,004	$(462,994)	$(1,723,638)	$27,564,958	$832,002	$(78,402)	$28,318,558

	December 31, 2018
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Agency
Principal and interest	$20,775,790	$1,037,781	$(25,085)	$—	$21,788,486	$61,128	$(339,997)	$21,509,617
Interest-only	3,115,967	209,901	—	—	209,901	14,170	(48,655)	175,416
Total Agency	23,891,757	1,247,682	(25,085)	—	21,998,387	75,298	(388,652)	21,685,033
Non-Agency
Principal and interest	5,360,124	6,682	(694,119)	(1,322,762)	3,349,925	478,095	(44,657)	3,783,363
Interest-only	5,137,169	83,846	—	—	83,846	3,655	(3,293)	84,208
Total Non-Agency	10,497,293	90,528	(694,119)	(1,322,762)	3,433,771	481,750	(47,950)	3,867,571
Total	$34,389,050	$1,338,210	$(719,204)	$(1,322,762)	$25,432,158	$557,048	$(436,602)	$25,552,604

The following tables present the carrying value of the Company’s AFS securities by rate type as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$15,662	$3,263,875	$3,279,537
Fixed Rate	24,750,521	288,500	25,039,021
Total	$24,766,183	$3,552,375	$28,318,558

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2018
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$19,073	$3,475,171	$3,494,244
Fixed Rate	21,665,960	392,400	22,058,360
Total	$21,685,033	$3,867,571	$25,552,604

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of September 30, 2019:

	September 30, 2019
(in thousands)	Agency	Non-Agency	Total
≤ 1 year	$666	$42,933	$43,599
> 1 and ≤ 3 years	59,293	180,489	239,782
> 3 and ≤ 5 years	4,800,249	195,007	4,995,256
> 5 and ≤ 10 years	19,904,761	2,761,214	22,665,975
> 10 years	1,214	372,732	373,946
Total	$24,766,183	$3,552,375	$28,318,558

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
The following table presents the changes for the three and nine months ended September 30, 2019 and 2018 of the net unamortized discount/premium and designated credit reserves on non-Agency AFS securities.

	Nine Months Ended September 30,
	2019			2018
(in thousands)	Designated Credit Reserve	Net Unamortized Discount/Premium	Total	Designated Credit Reserve	Net Unamortized Discount/Premium	Total
Beginning balance at January 1	$(1,322,762)	$(603,591)	$(1,926,353)	$(653,613)	$(607,609)	$(1,261,222)
Acquisitions	(471,746)	10,524	(461,222)	(606,728)	(37,924)	(644,652)
Accretion of net discount	—	27,782	27,782	—	64,538	64,538
Realized credit losses	18,668	—	18,668	20,983	—	20,983
Reclassification adjustment for other-than-temporary impairments	(6,847)	—	(6,847)	(363)	—	(363)
Transfers from (to)	34,157	(34,157)	—	44,972	(44,972)	—
Sales, calls, other	24,892	226,923	251,815	—	18,430	18,430
Ending balance at September 30	$(1,723,638)	$(372,519)	$(2,096,157)	$(1,194,749)	$(607,537)	$(1,802,286)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the components comprising the carrying value of AFS securities not deemed to be other than temporarily impaired by length of time that the securities had an unrealized loss position as of September 30, 2019 and December 31, 2018. At September 30, 2019, the Company held 1,209 AFS securities, of which 89 were in an unrealized loss position for less than twelve consecutive months and 145 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2018, the Company held 1,550 AFS securities, of which 290 were in an unrealized loss position for less than twelve consecutive months and 489 were in an unrealized loss position for more than twelve consecutive months.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2019	$1,456,511	$(22,884)	$751,426	$(55,518)	$2,207,937	$(78,402)
December 31, 2018	$4,386,946	$(66,520)	$9,501,123	$(370,082)	$13,888,069	$(436,602)

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
During the three and nine months ended September 30, 2019, the Company recorded $5.9 million and $11.0 million in other-than-temporary credit impairments on a total of 16 non-Agency securities where the future expected cash flows for each security were less than its amortized cost. During the three and nine months ended September 30, 2018, the Company recorded $0.1 million and $0.4 million in other-than-temporary credit impairments on a total of three non-Agency securities where the future expected cash flows for each security were less than its amortized cost. As of September 30, 2019, impaired securities with a carrying value of $310.6 million had actual weighted average cumulative losses of 3.3%, weighted average three-month prepayment speed of 7.4%, weighted average 60+ day delinquency of 16.5% of the pool balance, and weighted average FICO score of 638. At September 30, 2019, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities; therefore, only the projected credit loss was recognized in earnings.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the changes in OTTI included in earnings for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Cumulative credit loss at beginning of period	$(9,376)	$(6,663)	$(6,865)	$(6,395)
Additions:
Other-than-temporary impairments not previously recognized	(5,950)	(72)	(10,353)	(157)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	—	(23)	(651)	(206)
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	—	—	1,703	—
Decreases related to other-than-temporary impairments on securities sold	1,613	—	2,453	—
Cumulative credit loss at end of period	$(13,713)	$(6,758)	$(13,713)	$(6,758)

Cumulative credit losses related to OTTI may be reduced for securities sold as well as for securities that mature, are paid down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain (loss) on investment securities in the Company’s condensed consolidated statements of comprehensive income (loss). For the three and nine months ended September 30, 2019, the Company sold AFS securities for $6.1 billion and $14.1 billion with an amortized cost of $5.9 billion and $13.8 billion for net realized gains of $250.3 million and $256.4 million, respectively. For the three and nine months ended September 30, 2018, the Company sold AFS securities for $5.4 billion and $9.2 billion with an amortized cost of $5.5 billion and $9.3 billion for net realized losses of $42.2 million and $100.7 million, respectively.
The following table presents the gross realized gains and losses on sales of AFS securities for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Gross realized gains	$254,655	$6,603	$380,808	$16,357
Gross realized losses	(4,388)	(48,758)	(124,409)	(117,075)
Total realized gains (losses) on sales, net	$250,267	$(42,155)	$256,399	$(100,718)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes activity related to MSR for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Balance at beginning of period	$1,800,826	$1,450,261	$1,993,440	$1,086,717
Purchases of mortgage servicing rights	76,588	201,197	341,110	480,462
Sales of mortgage servicing rights	905	—	905	—
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	(144,071)	62,680	(477,710)	209,610
Other changes in fair value (1)	(90,529)	(42,085)	(198,585)	(107,754)
Other changes (2)	7,837	(8,029)	(7,604)	(5,011)
Balance at end of period	$1,651,556	$1,664,024	$1,651,556	$1,664,024
____________________

(1)	Other changes in fair value primarily represents changes due to the realization of expected cash flows.

(2)	Other changes includes purchase price adjustments, contractual prepayment protection, and changes due to the Company’s purchase of the underlying collateral.

At September 30, 2019 and December 31, 2018, the Company pledged MSR with a carrying value of $1.6 billion and $1.1 billion, respectively, as collateral for repurchase agreements, revolving credit facilities and term notes payable. See Note 10 - Repurchase Agreements, Note 13 - Revolving Credit Facilities and Note 14 - Term Notes Payable.
As of September 30, 2019 and December 31, 2018, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands)	September 30, 2019	December 31, 2018
Weighted average prepayment speed:	16.1%	8.6%
Impact on fair value of 10% adverse change	$(96,530)	(67,245)
Impact on fair value of 20% adverse change	$(182,573)	(130,371)
Weighted average delinquency:	0.8%	1.3%
Impact on fair value of 10% adverse change	$(6,435)	(6,911)
Impact on fair value of 20% adverse change	$(12,898)	(13,688)
Weighted average discount rate:	7.0%	9.4%
Impact on fair value of 10% adverse change	$(37,901)	(62,528)
Impact on fair value of 20% adverse change	$(74,275)	(121,135)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Servicing fee income	$106,700	$80,690	$327,184	$218,022
Ancillary and other fee income	499	358	1,302	1,004
Float income	18,826	8,570	45,436	19,447
Total	$126,025	$89,618	$373,922	$238,473

Mortgage Servicing Advances
In connection with the servicing of loans, the Company’s subservicers make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances, including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances, which are funded by the Company, totaled $29.1 million and $39.7 million and were included in other assets on the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of residential mortgage loans underlying MSR, residential mortgage loans held in previous on-balance sheet securitization trusts for which the Company is the named servicing administrator and other assets. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	742,723	$165,332,533	717,167	$163,102,308
Residential mortgage loans in securitization trusts	3,340	2,166,758	3,612	2,392,471
Other assets	74	12,833	220	34,374
Total serviced mortgage assets	746,137	$167,512,124	720,999	$165,529,153

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the Company’s restricted cash balances as of September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019	December 31, 2018
Restricted cash balances held by trading counterparties:
For securities and loan trading activity	$45,050	$51,350
For derivatives trading activity	142,604	219,900
As restricted collateral for repurchase agreements and Federal Home Loan Bank advances	321,975	416,696
Total restricted cash balances held by trading counterparties	509,629	687,946
Restricted cash balance pursuant to letter of credit on office lease	60	60
Total	$509,689	$688,006

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$740,698	$409,758
Restricted cash	509,689	688,006
Total cash, cash equivalents and restricted cash	$1,250,387	$1,097,764

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
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of September 30, 2019 and December 31, 2018.

	September 30, 2019
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$76,429	$415,943	$—	$—
Interest rate swap agreements	128,252	2,725,000	—	39,108,495
Swaptions, net	9,283	1,750,000	—	—
TBAs	16,656	5,604,000	(15,717)	4,259,000
U.S. Treasury futures	—	—	(1,471)	320,000
Markit IOS total return swaps	—	—	(13)	43,767
Total	$230,620	$10,494,943	$(17,201)	$43,731,262

	December 31, 2018
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$70,813	$476,299	$—	$—
Interest rate swap agreements	187,231	26,798,605	—	2,725,000
Interest rate cap contracts	40,335	2,500,000	—	—
Swaptions, net	—	—	(13,456)	63,000
TBAs	21,602	6,484,000	—	—
Put and call options for TBAs, net	—	—	(25,296)	1,767,000
Short U.S. Treasuries	—	—	(781,455)	800,000
Markit IOS total return swaps	—	—	(383)	48,265
Total	$319,981	$36,258,904	$(820,590)	$5,403,265

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive income (loss):

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
(in thousands)		September 30,		September 30,
		2019	2018	2019	2018
Interest rate risk management
TBAs	Gain (loss) on other derivative instruments	$82,964	$(45,231)	$221,439	$(55,766)
Short U.S. Treasuries	Gain (loss) on other derivative instruments	—	1,606	(6,801)	1,606
U.S. Treasury futures	Gain (loss) on other derivative instruments	(359)	—	46,089	—
Put and call options for TBAs	Gain (loss) on other derivative instruments	—	13,489	(7,666)	43,328
Interest rate swaps - Payers	Gain (loss) on interest rate swap, cap and swaption agreements	(172,856)	105,195	(834,426)	412,291
Interest rate swaps - Receivers	Gain (loss) on interest rate swap, cap and swaption agreements	211,086	(54,653)	664,313	(252,375)
Swaptions	Gain (loss) on interest rate swap, cap and swaption agreements	32,390	24,629	76,383	94,933
Interest rate caps	Gain (loss) on interest rate swap, cap and swaption agreements	—	686	(7,684)	686
Markit IOS total return swaps	Gain (loss) on other derivative instruments	(888)	(302)	(1,365)	371
Non-risk management
Inverse interest-only securities	Gain (loss) on other derivative instruments	4,139	(1,025)	19,102	(5,274)
Total		$156,476	$44,394	$169,384	$239,800

For the three and nine months ended September 30, 2019, the Company recognized $19.2 million and $65.7 million, respectively, of income for the accrual and/or settlement of the net interest expense associated with its interest rate swaps and caps. The income results from receiving either LIBOR interest or a fixed interest rate and paying either a fixed interest rate or LIBOR interest on an average $41.2 billion and $39.8 billion notional, respectively. For the three and nine months ended September 30, 2018, the Company recognized $16.2 million and $33.9 million, respectively, of income for the accrual and/or settlement of the net interest expense associated with its interest rate swaps and caps. The income results from paying either a fixed interest rate or LIBOR interest and receiving either LIBOR interest or a fixed interest rate on an average $31.8 billion and $26.2 billion notional, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$436,611	$—	$(20,668)	$415,943	$427,222	$—
Interest rate swap agreements	40,470,277	17,874,435	(16,511,217)	41,833,495	41,180,308	38,044
Swaptions, net	3,875,000	1,000,000	(3,125,000)	1,750,000	2,650,815	37,366
TBAs, net	9,422,000	40,347,000	(39,906,000)	9,863,000	9,107,707	94,504
U.S. Treasury futures	1,300,000	3,567,000	(4,547,000)	320,000	657,022	26,939
Markit IOS total return swaps	45,536	—	(1,769)	43,767	46,088	—
Total	$55,549,424	$62,788,435	$(64,111,654)	$54,226,205	$54,069,162	$196,853

	Three Months Ended September 30, 2018
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$529,056	$—	$(30,230)	$498,826	$514,879	$—
Interest rate swap agreements	26,047,264	12,544,820	(8,088,318)	30,503,766	30,144,641	(50,240)
Interest rate cap contracts	—	2,500,000	—	2,500,000	1,684,783	—
Swaptions, net	(738,000)	1,164,000	(262,000)	164,000	(157,663)	10,374
TBAs, net	3,049,000	21,060,000	(14,785,000)	9,324,000	6,430,924	(23,067)
Short U.S. Treasuries	—	(800,000)	—	(800,000)	(539,130)	—
Put and call options for TBAs, net	(320,000)	(1,710,000)	1,120,000	(910,000)	(1,106,120)	910
Markit IOS total return swaps	51,541	—	(1,850)	49,691	50,296	(516)
Total	$28,618,861	$34,758,820	$(22,047,398)	$41,330,283	$37,022,610	$(62,539)

	Nine Months Ended September 30, 2019
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$476,299	$—	$(60,356)	$415,943	$447,082	$—
Interest rate swap agreements	29,523,605	32,373,068	(20,063,178)	41,833,495	38,402,820	41,975
Interest rate cap contracts	2,500,000	—	(2,500,000)	—	1,417,216	(8,690)
Swaptions, net	63,000	14,200,000	(12,513,000)	1,750,000	3,259,802	63,139
TBAs, net	6,484,000	119,252,000	(115,873,000)	9,863,000	8,905,264	242,102
Short U.S. Treasuries	(800,000)	—	800,000	—	(61,097)	(23,172)
U.S. Treasury futures	—	8,077,000	(7,757,000)	320,000	691,414	47,565
Put and call options for TBAs, net	(1,767,000)	—	1,767,000	—	(147,606)	(32,962)
Markit IOS total return swaps	48,265	—	(4,498)	43,767	45,964	—
Total	$36,528,169	$173,902,068	$(156,204,032)	$54,226,205	$52,960,859	$329,957

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30, 2018
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$588,246	$—	$(89,420)	$498,826	$544,691	$—
Interest rate swap agreements	28,482,125	37,894,452	(35,872,811)	30,503,766	25,588,646	(46,101)
Interest rate cap contracts	—	2,500,000	—	2,500,000	567,766	—
Swaptions, net	2,666,000	(74,000)	(2,428,000)	164,000	(2,015,260)	78,266
TBAs, net	(573,000)	38,773,000	(28,876,000)	9,324,000	3,210,355	(28,681)
Short U.S. Treasuries	—	(800,000)	—	(800,000)	(181,685)	—
Put and call options for TBAs, net	—	2,892,000	(3,802,000)	(910,000)	(590,168)	39,452
Markit IOS total return swaps	63,507	—	(13,816)	49,691	57,303	(765)
Total	$31,226,878	$81,185,452	$(71,082,047)	$41,330,283	$27,181,648	$42,171
____________________

(1)	Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized loss (gain) on interest rate swaps, caps and swaptions and unrealized (gain) loss on other derivative instruments line items within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the (purchases) short sales of other derivative instruments, (payments for termination and settlement) proceeds from sales and settlements of derivative instruments, net and decrease in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when mortgage rates decline or increase, depending on the type of investment. Rising mortgage rates generally result in a decline in the value of the Company’s fixed-rate Agency pools. To mitigate the impact of this risk on the Company’s fixed-rate Agency pool portfolio, the Company maintains a portfolio of fixed-rate interest-only securities and MSR, which increase in value when interest rates increase. As of September 30, 2019 and December 31, 2018, the Company had $130.3 million and $147.6 million, respectively, of interest-only securities, and $1.7 billion and $2.0 billion, respectively, of MSR in place to economically hedge its Agency RMBS. Interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.
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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of September 30, 2019 and December 31, 2018:

	September 30, 2019
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$12,659,000	$13,168,924	$13,166,842	$13,146	$(15,229)
Sale contracts	(2,796,000)	(2,905,436)	(2,902,414)	3,510	(488)
TBAs, net	$9,863,000	$10,263,488	$10,264,428	$16,656	$(15,717)

	December 31, 2018
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$6,484,000	$6,734,858	$6,756,460	$21,602	$—
Sale contracts	—	—	—	—	—
TBAs, net	$6,484,000	$6,734,858	$6,756,460	$21,602	$—
___________________

(1)	Notional amount represents the face amount of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the TBA (or of the underlying Agency RMBS) as of period-end.

(4)
Net carrying value represents the difference between the market value of the TBA as of period-end and its cost basis, and is reported in derivative assets / (liabilities), at fair value, in the condensed consolidated balance sheets.

Short U.S. Treasuries. The Company may use short U.S. Treasury securities independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of December 31, 2018, the Company had short-sold U.S. Treasuries with a notional amount of $800.0 million and a fair market value of $781.5 million included in derivative liabilities, at fair value, on the condensed consolidated balance sheet as of December 31, 2018. The Company did not hold any short U.S. Treasuries as of September 30, 2019.
U.S. Treasury Futures. The Company may use U.S. Treasury futures independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of September 30, 2019, the Company had purchased U.S. Treasury futures with a notional amount of $0.3 billion and a fair market value of $1.5 million included in derivative liabilities, at fair value, on the condensed consolidated balance sheet as of September 30, 2019. The Company did not hold any U.S. Treasury futures as of December 31, 2018.
Put and Call Options for TBAs. The Company may use put and call options for TBAs independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of December 31, 2018, the Company had purchased put and call options for TBAs with a notional amount of $5.4 billion and short sold put and call options for TBAs with a notional amount of $7.2 billion. The put and call options had a fair market value of $25.3 million included in derivative liabilities, at fair value, on the condensed consolidated balance sheet as of December 31, 2018. The Company did not hold any put and call options for TBAs as of September 30, 2019.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of September 30, 2019 and December 31, 2018, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a three-month LIBOR rate:

(notional in thousands)
September 30, 2019
Swaps Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2019	$3,566,897	1.834%	2.204%	0.10
2020	3,640,000	1.806%	2.186%	1.08
2021	15,740,977	1.681%	2.177%	1.72
2022	2,578,640	1.911%	2.185%	2.99
2023 and Thereafter	7,518,220	2.344%	2.212%	6.96
Total	$33,044,734	1.880%	2.189%	2.77

(notional in thousands)
December 31, 2018
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate (2)	Weighted Average Maturity (Years) (2)
2019	$4,336,897	1.769%	2.565%	0.79
2020	3,640,000	1.806%	2.689%	1.83
2021	4,117,000	1.550%	2.687%	2.69
2022	2,470,000	2.002%	2.728%	3.75
2023 and Thereafter	6,842,270	2.495%	2.636%	7.60
Total	$21,406,167	1.978%	2.651%	3.75
____________________

(1)	Notional amount includes $572.0 million in forward starting interest rate swaps as of December 31, 2018.

(2)	Weighted averages exclude forward starting interest rate swaps. As of December 31, 2018, the weighted average fixed pay rate on forward starting interest rate swaps was 2.8%.

Additionally, as of September 30, 2019 and December 31, 2018, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk whereby the Company pays interest at a three-month LIBOR rate:

(notional in thousands)
September 30, 2019
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2020	250,000	2.278%	2.258%	0.31
2021	915,000	2.209%	2.516%	1.35
2022	—	—%	—%	0.00
2023 and Thereafter	7,623,761	2.186%	2.232%	8.88
Total	$8,788,761	2.191%	2.262%	7.86

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

Interest Rate Swaptions. The Company may use interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would either pay or receive a fixed rate) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of September 30, 2019 and December 31, 2018, the Company had the following outstanding interest rate swaptions that were utilized as macro-economic hedges:

	September 30, 2019
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost Basis	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$5,395	$1,401	4.01	$1,250,000	2.05%	3M Libor	5.2
Total Payer		$5,395	$1,401	4.01	$1,250,000	2.05%	3M Libor	5.2

Receiver	< 6 Months	$4,100	$7,882	4.10	$500,000	3M Libor	1.55%	10.0
Total Receiver		$4,100	$7,882	4.10	$500,000	3M Libor	1.55%	10.0

	December 31, 2018
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$4,855	$2,430	5.13	$900,000	3.16%	3M Libor	10.0
Payer	≥ 6 Months	8,400	5,992	8.60	800,000	3.14%	3M Libor	10.0
Total Payer		$13,255	$8,422	7.92	$1,700,000	3.15%	3M Libor	10.0

Sale contracts:
Receiver	< 6 Months	$(4,855)	$(9,001)	4.74	$(845,000)	3M Libor	2.66%	10.0
Receiver	≥ 6 Months	(8,400)	(12,877)	8.60	(792,000)	3M Libor	2.64%	10.0
Total Receiver		$(13,255)	$(21,878)	7.52	$(1,637,000)	3M Libor	2.65%	10.0

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

The Company did not hold any interest rate caps as of September 30, 2019.
Markit IOS Total Return Swaps. The Company may use total return swaps (agreements whereby the Company receives or makes payments based on the total return of an underlying instrument or index, such as the Markit IOS Index, in exchange for fixed or floating rate interest payments) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company enters into total return swaps to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our portfolio (referred to as “convexity risk”). Total return swaps based on the Markit IOS Index are intended to synthetically replicate the performance of interest-only securities. The Company had the following total return swap agreements in place at September 30, 2019 and December 31, 2018:

(notional and dollars in thousands)
September 30, 2019
Maturity Date	Current Notional Amount	Fair Value	Cost Basis	Unrealized Gain (Loss)
January 12, 2043	$(19,439)	$(6)	$(30)	$24
January 12, 2044	(24,328)	(7)	(29)	22
Total	$(43,767)	$(13)	$(59)	$46

(notional and dollars in thousands)
December 31, 2018
Maturity Date	Current Notional Amount	Fair Value	Cost Basis	Unrealized Gain (Loss)
January 12, 2043	$(21,395)	$(153)	$(30)	$(123)
January 12, 2044	(26,870)	(230)	(29)	(201)
Total	$(48,265)	$(383)	$(59)	$(324)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of September 30, 2019, the fair value of derivative financial instruments as an asset and liability position was $230.6 million and $17.2 million, respectively.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018:

	September 30, 2019
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$608,193	$(377,573)	$230,620	$(17,201)	$—	$213,419
Reverse repurchase agreements	180,575	—	180,575	—	(180,575)	—
Total Assets	$788,768	$(377,573)	$411,195	$(17,201)	$(180,575)	$213,419
Liabilities
Repurchase agreements	$(25,567,136)	$—	$(25,567,136)	$25,567,136	$—	$—
Derivative liabilities	(394,774)	377,573	(17,201)	17,201	—	—
Total Liabilities	$(25,961,910)	$377,573	$(25,584,337)	$25,584,337	$—	$—

	December 31, 2018
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$599,573	$(279,592)	$319,981	$(58,775)	$—	$261,206
Reverse repurchase agreements	761,815	—	761,815	(761,815)	—	—
Total Assets	$1,361,388	$(279,592)	$1,081,796	$(820,590)	$—	$261,206
Liabilities
Repurchase agreements	$(23,133,476)	$—	$(23,133,476)	$23,133,476	$—	$—
Derivative liabilities	(1,100,182)	279,592	(820,590)	820,590	—	—
Total Liabilities	$(24,233,658)	$279,592	$(23,954,066)	$23,954,066	$—	$—

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
Available-for-sale securities. The Company holds a portfolio of AFS securities that are carried at fair value in the condensed consolidated balance sheets and primarily comprised of Agency RMBS and non-Agency securities. The Company determines the fair value of its Agency RMBS based upon prices obtained from third-party pricing providers received using bid price, which are deemed indicative of market activity. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of its non-Agency securities, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing providers and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 99.5% and 0.5% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at September 30, 2019. AFS securities account for 93.8% of all assets reported at fair value at September 30, 2019.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the condensed consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing providers. Although MSR transactions are observable in the marketplace, the details of those transactions are not necessarily reflective of the value of the Company’s MSR portfolio. Third-party providers use both observable market data and unobservable market data (including prepayment speeds, delinquency levels and discount rates) as inputs into models, which help to inform their best estimates of fair value market price. As a result, the Company classified 100% of its MSR as Level 3 fair value assets at September 30, 2019.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, caps, swaptions, put and call options for TBAs and Markit IOS total return swaps. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, swaptions, and Markit IOS total return swaps reported at fair value as Level 2 at September 30, 2019. The Company did not hold any interest rate caps or put and call options for TBAs at September 30, 2019.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company may also enter into certain other derivative financial instruments, such as TBAs, short U.S. Treasuries, U.S. Treasury futures and inverse interest-only securities. These instruments are similar in form to the Company’s AFS securities and the Company utilizes a pricing service to value TBAs, short U.S. Treasuries, U.S. Treasury futures and inverse interest-only securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at September 30, 2019. The Company reported 100% of its TBAs and U.S. Treasury futures as Level 1 as of September 30, 2019. The Company did not hold any short U.S. Treasuries at September 30, 2019.
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

	Recurring Fair Value Measurements
	September 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$28,172,321	$146,237	$28,318,558
Mortgage servicing rights	—	—	1,651,556	1,651,556
Derivative assets	16,656	213,964	—	230,620
Total assets	$16,656	$28,386,285	$1,797,793	$30,200,734
Liabilities
Derivative liabilities	$17,188	$13	$—	$17,201
Total liabilities	$17,188	$13	$—	$17,201

	Recurring Fair Value Measurements
	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$25,447,447	$105,157	$25,552,604
Mortgage servicing rights	—	—	1,993,440	1,993,440
Derivative assets	21,602	298,379	—	319,981
Total assets	$21,602	$25,745,826	$2,098,597	$27,866,025
Liabilities
Derivative liabilities	$—	$820,590	$—	$820,590
Total liabilities	$—	$820,590	$—	$820,590

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of September 30, 2019, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the reconciliation for the Company’s Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
(in thousands)	Available-For-Sale Securities	Mortgage Servicing Rights		Available-For-Sale Securities	Mortgage Servicing Rights
Beginning of period level 3 fair value	$217,210	$1,800,826		$105,157	$1,993,440
Gains (losses) included in net income:
Realized (losses) gains, net	(3,448)	(92,699)		(15,490)	(200,466)
Unrealized (losses) gains, net	—	(141,815)	(1)	—	(475,454)	(1)
Net gains (losses) included in net income	(3,448)	(234,514)		(15,490)	(675,920)
Other comprehensive (loss) income	(617)	—		2,702	—
Purchases	—	76,588		7,468	341,110
Sales	—	819		—	530
Settlements	—	7,837		—	(7,604)
Gross transfers into level 3	93,541	—		366,466	—
Gross transfers out of level 3	(160,449)	—		(320,066)	—
End of period level 3 fair value	$146,237	$1,651,556		$146,237	$1,651,556
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(136,922)	(2)	$—	$(448,075)	(2)
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets held at the end of the reporting period	$(617)	$—		$2,608	$—
____________________

(1)	The change in unrealized gains or losses on MSR was recorded in (loss) gain on servicing asset on the condensed consolidated statements of comprehensive income (loss).

(2)
The change in unrealized gains or losses on MSR that were held at the end of the reporting period was recorded in (loss) gain on servicing asset on the condensed consolidated statements of comprehensive income (loss).

The Company transferred certain AFS from Level 2 to Level 3 and from Level 3 to Level 2 based the observability of inputs during the three and nine months ended September 30, 2019. No additional AFS transfers between Level 1, Level 2 or Level 3 were made during the three and nine months ended September 30, 2019. The Company did not transfer AFS between Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2018. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
The Company used third-party pricing providers in the fair value measurement of its Level 3 available-for-sale securities. The significant unobservable inputs used by the third-party pricing provider included expected default, severity and discount rate. Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement.
The Company also used multiple third-party pricing providers in the fair value measurement of its Level 3 MSR. The tables below present information about the significant unobservable inputs used by the third-party pricing providers in the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at September 30, 2019:

September 30, 2019
Valuation Technique	Unobservable Input (1)	Range			Weighted Average (2)
Discounted cash flow	Constant prepayment speed	13.0	-	18.3%	16.1%
	Delinquency	0.6	-	0.9%	0.8%
	Discount rate	6.1	-	8.0%	7.0%

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

December 31, 2018
Valuation Technique	Unobservable Input (1)	Range			Weighted Average (2)
Discounted cash flow	Constant prepayment speed	7.6	-	9.6%	8.6%
	Delinquency	1.0	-	1.5%	1.3%
	Discount rate	8.2	-	10.7%	9.4%
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

•
The carrying value of repurchase agreements, FHLB advances and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. As of September 30, 2019, the Company held $262.9 million of repurchase agreements, $50.0 million of FHLB advances and $300.0 million of revolving credit facilities that are considered long-term. The Company’s long-term repurchase agreements, FHLB advances and revolving credit facilities have floating rates based on an index plus a spread and, for members of the FHLB, the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

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

•
Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to September 30, 2019. The Company categorizes the fair value measurement of these assets as Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities	$28,318,558	$28,318,558	$25,552,604	$25,552,604
Mortgage servicing rights	$1,651,556	$1,651,556	$1,993,440	$1,993,440
Cash and cash equivalents	$740,698	$740,698	$409,758	$409,758
Restricted cash	$509,689	$509,689	$688,006	$688,006
Derivative assets	$230,620	$230,620	$319,981	$319,981
Reverse repurchase agreements	$180,575	$180,575	$761,815	$761,815
Other assets	$18,274	$18,274	74,412	74,412
Liabilities
Repurchase agreements	$25,567,136	$25,567,136	$23,133,476	$23,133,476
Federal Home Loan Bank advances	$50,000	$50,000	$865,024	$865,024
Revolving credit facilities	$300,000	$300,000	$310,000	$310,000
Term notes payable	$394,235	$400,032	$—	$—
Convertible senior notes	$284,635	$294,869	$283,856	$281,951
Derivative liabilities	$17,201	$17,201	$820,590	$820,590

Note 10. Repurchase Agreements
As of September 30, 2019 and December 31, 2018, the Company had outstanding $25.6 billion and $23.1 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps and caps, the repurchase agreements had a weighted average borrowing rate of 2.47% and 2.68% and weighted average remaining maturities of 81 and 66 days as of September 30, 2019 and December 31, 2018, respectively.
At September 30, 2019 and December 31, 2018, the repurchase agreement balances were as follows:

(in thousands)	September 30, 2019	December 31, 2018
Short-term	$25,304,275	$22,833,476
Long-term	262,861	300,000
Total	$25,567,136	$23,133,476

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At September 30, 2019 and December 31, 2018, the repurchase agreements had the following characteristics and remaining maturities:

	September 30, 2019
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$6,804,755	$328,032	$21,525	$—	$7,154,312
30 to 59 days	6,450,044	317,390	11,961	—	6,779,395
60 to 89 days	—	93,353	—	—	93,353
90 to 119 days	3,655,339	136,347	—	—	3,791,686
120 to 364 days	7,124,853	345,547	15,129	—	7,485,529
One year and over	—	—	—	262,861	262,861
Total	$24,034,991	$1,220,669	$48,615	$262,861	$25,567,136
Weighted average borrowing rate	2.41%	3.34%	3.08%	3.77%	2.47%

	December 31, 2018
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$6,712,021	$770,287	$6,561	$—	$7,488,869
30 to 59 days	4,557,688	496,466	23,444	—	5,077,598
60 to 89 days	5,410,967	242,473	1,621	—	5,655,061
90 to 119 days	1,209,395	722,399	7,065	—	1,938,859
120 to 364 days	2,201,325	463,939	7,825	—	2,673,089
One year and over	—	—	—	300,000	300,000
Total	$20,091,396	$2,695,564	$46,516	$300,000	$23,133,476
Weighted average borrowing rate	2.52%	3.65%	3.34%	4.51%	2.68%

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements and derivative instruments:

(in thousands)	September 30, 2019	December 31, 2018
Available-for-sale securities, at fair value	$26,351,294	$24,240,507
Mortgage servicing rights, at fair value	530,696	685,683
Restricted cash	321,975	416,696
Due from counterparties	133,634	110,695
Derivative assets, at fair value	75,834	70,191
U.S. Treasuries (1)	—	6,457
Total	$27,413,433	$25,530,229

____________________

(1)	U.S. Treasuries received as collateral and re-pledged.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at September 30, 2019 and December 31, 2018:

	September 30, 2019				December 31, 2018
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Barclays Capital Inc.	$3,710,843	$269,905	5%	63	$2,508,277	$280,148	7%	50
Royal Bank of Canada	2,665,484	226,480	5%	123	2,504,438	342,739	8%	94
All other counterparties (2)	19,190,809	1,112,016	22%	78	18,120,761	1,399,187	33%	64
Total	$25,567,136	$1,608,401			$23,133,476	$2,022,074
____________________

(1)
Represents the net carrying value of the assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(2)	Represents amounts outstanding with 23 and 28 counterparties at September 30, 2019 and December 31, 2018, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 11. Reverse Repurchase Agreements
As of September 30, 2019, the Company had $180.6 million in amounts due to counterparties as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a fair value of $180.6 million.
As of December 31, 2018, the Company held securities, consisting of U.S Treasury securities, with a fair value of $781.5 million as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a fair value of $761.8 million.

Note 12. Federal Home Loan Bank of Des Moines Advances
The Company’s wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of September 30, 2019 and December 31, 2018, TH Insurance had $50.0 million and $865.0 million in outstanding secured advances with a weighted average borrowing rate of 2.99% and 2.79%, respectively.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

At September 30, 2019 and December 31, 2018, FHLB advances had the following remaining maturities:

(in thousands)	September 30, 2019	December 31, 2018
≤ 1 year	$—	$815,024
> 1 and ≤ 3 years	—	—
> 3 and ≤ 5 years	—	—
> 5 and ≤ 10 years	—	—
> 10 years	50,000	50,000
Total	$50,000	$865,024

At September 30, 2019 and December 31, 2018, the Company pledged AFS securities with a carrying value of $54.8 million and $917.5 million, respectively, as collateral for advances from the FHLB. The FHLB retains the right to mark the underlying collateral for FHLB advances to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral. In addition, as a condition to membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB. At September 30, 2019 and December 31, 2018, the Company had stock in the FHLB totaling $6.1 million and $40.8 million, respectively, which is included in other assets on the condensed consolidated balance sheets. FHLB stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLB. Accordingly, when evaluating FHLB stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2019 and December 31, 2018, the Company had not recognized an impairment charge related to its FHLB stock.

Note 13. Revolving Credit Facilities
To finance MSR, the Company has entered into revolving credit facilities collateralized by the value of the MSR pledged. As of September 30, 2019 and December 31, 2018, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $300.0 million and $310.0 million with a weighted average borrowing rate of 4.52% and 5.60% and weighted average remaining maturities of 1.45 and 4.25 years, respectively.
At September 30, 2019 and December 31, 2018, borrowings under revolving credit facilities had the following remaining maturities:

(in thousands)	September 30, 2019	December 31, 2018
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	—	—
90 to 119 days	—	—
120 to 364 days	—	20,000
One year and over	300,000	290,000
Total	$300,000	$310,000

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of September 30, 2019 and December 31, 2018, MSR with a carrying value of $460.2 million and $458.2 million, respectively, was pledged as collateral for the Company’s future payment obligations under its revolving credit facilities. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 14. Term Notes Payable
The debt issued in connection with the on-balance sheet securitization discussed in Note 2 - Basis of Presentation and Significant Accounting Policies is classified as term notes payable and carried at outstanding principal balance, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets. As of September 30, 2019, the outstanding amount due on term notes payable was $394.2 million, net of deferred debt issuance costs, with a weighted average interest rate of 4.82% and weighted average remaining maturities of 4.7 years. At September 30, 2019, the Company pledged MSR with a carrying value of $591.1 million and weighted average underlying loan coupon of 4.27% as collateral for term notes payable.

Note 15. Convertible Senior Notes
In January 2017, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022. The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in January 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of September 30, 2019 and December 31, 2018, the notes had a conversion rate of 63.1793 and 62.4003 shares of common stock per $1,000 principal amount of the notes, respectively. The outstanding amount due on the convertible senior notes as of September 30, 2019 and December 31, 2018 was $284.6 million and $283.9 million, respectively, net of deferred issuance costs.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 16. Stockholders’ Equity
Redeemable Preferred Stock
The following is a summary of the Company’s series of cumulative redeemable preferred stock issued and outstanding as of September 30, 2019. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each series of preferred stock will rank on parity with one another and rank senior to the Company's common stock with respect to the payment of the dividends and the distribution of assets.

As of September 30, 2019
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
For each series of preferred stock, the Company may redeem the stock on or after the redemption date in whole or in part, at any time or from time to time. Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. Through September 30, 2019, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Distributions to Preferred Stockholders
The following table presents cash dividends declared by the Company on its preferred stock from December 31, 2017 through September 30, 2019:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Preferred Share
Series A Preferred Stock:
September 19, 2019	October 11, 2019	October 28, 2019	$0.507810
June 19, 2019	July 12, 2019	July 29, 2019	$0.507810
March 19, 2019	April 12, 2019	April 29, 2019	$0.507810
December 18, 2018	December 31, 2018	January 28, 2019	$0.507810
September 20, 2018	October 12, 2018	October 29, 2018	$0.507810
June 19, 2018	July 12, 2018	July 27, 2018	$0.507810
March 20, 2018	April 12, 2018	April 27, 2018	$0.507810
Series B Preferred Stock:
September 19, 2019	October 11, 2019	October 28, 2019	$0.476560
June 19, 2019	July 12, 2019	July 29, 2019	$0.476560
March 19, 2019	April 12, 2019	April 29, 2019	$0.476560
December 18, 2018	December 31, 2018	January 28, 2019	$0.476560
September 20, 2018	October 12, 2018	October 29, 2018	$0.476560
June 19, 2018	July 12, 2018	July 27, 2018	$0.476560
March 20, 2018	April 12, 2018	April 27, 2018	$0.476560
Series C Preferred Stock:
September 19, 2019	October 11, 2019	October 28, 2019	$0.453130
June 19, 2019	July 12, 2019	July 29, 2019	$0.453130
March 19, 2019	April 12, 2019	April 29, 2019	$0.453130
December 18, 2018	December 31, 2018	January 28, 2019	$0.453130
September 20, 2018	October 12, 2018	October 29, 2018	$0.453130
June 19, 2018	July 12, 2018	July 27, 2018	$0.453130
March 20, 2018	April 12, 2018	April 27, 2018	$0.453130
Series D Preferred Stock:
September 19, 2019	October 1, 2019	October 15, 2019	$0.484375
June 19, 2019	July 1, 2019	July 15, 2019	$0.484375
March 19, 2019	April 1, 2019	April 15, 2019	$0.484375
December 18, 2018	December 31, 2018	January 28, 2019	$0.484375
September 20, 2018	October 1, 2018	October 15, 2018	$0.484375
Series E Preferred Stock:
September 19, 2019	October 1, 2019	October 15, 2019	$0.468750
June 19, 2019	July 1, 2019	July 15, 2019	$0.468750
March 19, 2019	April 1, 2019	April 15, 2019	$0.468750
December 18, 2018	December 31, 2018	January 28, 2019	$0.468750
September 20, 2018	October 1, 2018	October 15, 2018	$0.468750

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
As of September 30, 2019, the Company had 272,895,402 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the three and nine months ended September 30, 2019 and 2018:

Number of common shares
Common shares outstanding, December 31, 2017	174,496,587
Issuance of common stock	72,608,932
Issuance of restricted stock (1)	972,651
Common shares outstanding, September 30, 2018	248,078,170

Common shares outstanding, December 31, 2018	248,085,721
Issuance of common stock	24,399,107
Issuance of restricted stock (1)	412,074
Repurchase of common stock	(1,500)
Common shares outstanding, September 30, 2019	272,895,402
____________________

(1)
Represents shares of restricted stock granted under the Second Restated 2009 Equity Incentive Plan, net of forfeitures, of which 1,202,252 restricted shares remained subject to vesting requirements at September 30, 2019.

Distributions to Common Stockholders
The following table presents cash dividends declared by the Company on its common stock from December 31, 2017 through September 30, 2019:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share
September 19, 2019	September 30, 2019	October 28, 2019	$0.400000
June 19, 2019	July 1, 2019	July 29, 2019	$0.400000
March 19, 2019	March 29, 2019	April 29, 2019	$0.470000
December 18, 2018	December 31, 2018	January 28, 2019	$0.470000
September 20, 2018	October 1, 2018	October 29, 2018	$0.311630
July 13, 2018	July 25, 2018	July 30, 2018	$0.158370
June 19, 2018	June 29, 2018	July 27, 2018	$0.470000
March 20, 2018	April 2, 2018	April 27, 2018	$0.470000

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 3,750,000 shares of the Company’s common stock. As of September 30, 2019, 261,659 shares have been issued under the plan for total proceeds of approximately $4.9 million, of which 8,651 and 33,807 shares were issued for total proceeds of $0.1 million and $0.5 million during the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2018, 8,692 and 21,160 shares were issued for total proceeds of $0.1 million and $0.3 million, respectively.
Share Repurchase Program
The Company’s share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of September 30, 2019, a total of 12,069,000 shares had been repurchased by the Company under the program for an aggregate cost of $200.4 million; of these, 1,500 shares were repurchased for a total cost of $19.0 thousand during both the three and nine months ended September 30, 2019. No shares were repurchased during the three and nine months ended September 30, 2018.
At-the-Market Offerings
As of December 31, 2018, the Company was party to an equity distribution agreement under which the Company was authorized to sell up to an aggregate of 10,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the nine months ended September 30, 2019, the Company terminated its prior equity distribution agreement and entered into a new equity distribution agreement pursuant to which a total of 35,000,000 shares of common stock are authorized for issuance. As of September 30, 2019, 7,458,235 shares of common stock had been sold under the equity distribution agreements for total accumulated net proceeds of approximately $128.2 million, of which 3,665,300 shares were sold for net proceeds of $50.6 million during the nine months ended September 30, 2019. No shares were sold during the three months ended September 30, 2019 or three and nine months ended September 30, 2018.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income at September 30, 2019 and December 31, 2018 was as follows:

(in thousands)	September 30, 2019	December 31, 2018
Available-for-sale securities
Unrealized gains	$779,919	$498,744
Unrealized losses	(31,565)	(387,927)
Accumulated other comprehensive income	$748,354	$110,817

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Reclassifications out of Accumulated Other Comprehensive Income
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive income to net income upon the recognition of any other-than-temporary impairments and realized gains and losses on sales, net of income tax effects, as individual securities are impaired or sold. The following table summarizes reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2019 and 2018:

	Affected Line Item in the Statements of Comprehensive (Loss) Income	Amount Reclassified out of Accumulated Other Comprehensive Income
		Three Months Ended		Nine Months Ended
(in thousands)		September 30,		September 30,
		2019	2018	2019	2018
Other-than-temporary impairments on AFS securities	Total other-than-temporary impairment losses	$5,950	$95	$11,004	$363
Realized losses (gains) on sales of certain AFS securities, net of tax	Gain (loss) on investment securities	(226,790)	30,368	(189,620)	52,654
Total		$(220,840)	$30,463	$(178,616)	$53,017

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
During the nine months ended September 30, 2019 and 2018, the Company granted 60,108 and 55,553 shares of common stock, respectively, to its independent directors pursuant to the Plan. The estimated fair value of these awards was $13.35 and $15.48 per share on grant date, based on the adjusted closing price of the Company’s common stock on the NYSE on such date. The restricted common shares granted in 2019 are subject to a one-year vesting period, and the common shares granted in 2018 vested immediately.
Additionally, during the nine months ended September 30, 2019 and 2018, the Company granted 455,174 and 941,371 shares of restricted common stock, respectively, to the Company’s executive officers and key employees of PRCM Advisers who provide services to the Company, pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $14.40 and $15.12 per share on grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity related to restricted common stock for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019		2018
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	1,593,701	$15.81	1,284,010	$17.15
Granted	515,282	14.28	996,924	14.96
Vested	(803,523)	(14.43)	(673,118)	(17.12)
Forfeited	(103,208)	(15.52)	(14,115)	(15.59)
Outstanding at End of Period	1,202,252	$16.10	1,593,701	$15.81

For the three and nine months ended September 30, 2019, the Company recognized compensation related to restricted common stock granted pursuant to the Plan of $2.2 million and $6.5 million, respectively. For the three and nine months ended September 30, 2018, the Company recognized compensation related to restricted common stock granted pursuant to the Plan of $3.4 million and $9.8 million, respectively.

Note 18. Income Taxes
For the three and nine months ended September 30, 2019 and 2018, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
During the three and nine months ended September 30, 2019, the Company’s TRSs recognized a benefit from income taxes of $3.6 million and $11.2 million, respectively, which was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in the Company’s TRSs. During the three and nine months ended September 30, 2018, the Company’s TRSs recognized a provision for income taxes of $37.4 million and $35.1 million, respectively, which was primarily due to realized gains on sales of AFS securities and gains recognized on MSR held in the Company’s TRSs, as well as the write-down of net deferred tax assets resulting from the deemed liquidation of one of the Company’s TRSs due to its TRS election revocation, offset by net losses incurred on derivative instruments held in the TRSs.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 19. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2019	2018	2019	2018
Numerator:
Net income	$305,700	$35,946	$189,208	$510,245
Dividends on preferred stock	18,951	18,951	56,851	46,445
Net income attributable to common stockholders - basic	286,749	16,995	132,357	463,800
Interest expense attributable to convertible notes (1)	4,779	—	—	14,151
Net income attributable to common stockholders - diluted	$291,528	$16,995	$132,357	$477,951
Denominator:
Weighted average common shares outstanding	271,689,878	222,805,735	264,871,455	190,229,850
Weighted average restricted stock shares	1,207,697	1,593,701	1,243,317	1,616,362
Basic weighted average shares outstanding	272,897,575	224,399,436	266,114,772	191,846,212
Effect of dilutive shares issued in an assumed conversion	18,156,143	—	—	17,760,934
Diluted weighted average shares outstanding	291,053,718	224,399,436	266,114,772	209,607,146
Earnings Per Share
Basic	$1.05	$0.08	$0.50	$2.42
Diluted	$1.00	$0.08	$0.50	$2.28

___________________

(1)	Includes a nondiscretionary adjustment for the assumed change in the management fee calculation.

For the nine months ended September 30, 2019, excluded from the calculation of diluted earnings per share is the effect of adding back $14.2 million of interest expense, net of a nondiscretionary adjustment for the assumed change in the management fee calculation, and 18,116,911 weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.
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
In accordance with the Management Agreement between the Company and PRCM Advisers dated as of October 28, 2009 and subsequently amended, the Company incurred $16.8 million and $42.6 million as a management fee to PRCM Advisers for the three and nine months ended September 30, 2019, respectively, and $12.4 million and $35.6 million as a management fee to PRCM Advisers for the three and nine months ended September 30, 2018, respectively, which represents approximately 1.5% of stockholders’ equity on an annualized basis as defined by the Management Agreement. For purposes of calculating the management fee, stockholders’ equity is adjusted as discussed below, and to exclude any common stock repurchases, as well as any unrealized gains, losses or other items that do not affect realized net income, among other adjustments, in accordance with the Management Agreement.

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
In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $4.8 million and $23.0 million for the three and nine months ended September 30, 2019, respectively, and $5.3 million and $20.8 million for the three and nine months ended September 30, 2018, respectively. The Company will continue to have certain costs allocated to it by PRCM Advisers for compensation, data services, technology and certain office lease payments, however, the Company has direct relationships with most of its third party vendors and pays those expenses directly.
The Company recognized $2.2 million and $6.5 million of compensation during the three and nine months ended September 30, 2019, respectively, and $3.4 million and $9.8 million of compensation during the three and nine months ended September 30, 2018, respectively, related to restricted common stock issued to employees of PRCM Advisers and the Company’s independent directors pursuant to the Plan. See Note 17 - Equity Incentive Plan for additional information.

Note 21. Subsequent Events
Events subsequent to September 30, 2019 were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements.

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
We generally view our target assets in two strategies that are based on our core competencies of understanding and managing prepayment and credit risk. Our rates strategy includes assets that are primarily sensitive to changes in interest rates and prepayment speeds, specifically Agency RMBS and MSR. Our credit strategy includes assets that are primarily sensitive to changes in inherent credit risk, including non-Agency securities. Other assets include financial and mortgage-related assets other than the target assets in our rates and credit strategies, including certain non-hedging transactions that may produce non-qualifying income for purposes of the REIT gross income tests.
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

We believe our investment model allows management to allocate capital across various sectors within the mortgage market, with a focus on asset selection and the implementation of a relative value investment approach. In making our capital allocation decisions, we take into consideration a number of factors, including the opportunities available in the marketplace, the cost and availability of financing, and the cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, capital allocation reflects management’s flexible approach to investing in the marketplace. The following table provides our capital allocation in each of our investment strategies as of September 30, 2019 and the four immediately preceding period ends:

	Capital Allocations(1) as of
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Rates strategy	79%	76%	77%	74%	76%
Credit strategy	21%	24%	23%	26%	24%
____________________

(1)
Capital allocation percentages reflect management’s assessment regarding the extent to which each asset class contributes to total portfolio risk. Does not represent funding allocation or balance sheet financing of such assets.

As our capital allocation shifts, our annualized yields and cost of financing will also shift. Our capital allocation at September 30, 2019 was 79% to our rates strategy and 21% to our credit strategy. The increased allocation to our rates strategy in 2018 was primarily driven by the acquisition of CYS’s Agency portfolio and further increases to this allocation in 2019 are due to the continued growth of our MSR portfolio. Throughout the remainder of 2019, we intend to allocate capital to the most attractive investment opportunities in our target asset classes. We do not have a fixed allocation target between our rates and credit strategies. Our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts (e.g., uncertainty of prepayment speeds, extension risk and credit events).
For the three months ended September 30, 2019, our net yield realized on the portfolio was lower than recent periods due to the purchase of Agency and non-Agency RMBS at lower yields than our overall portfolio yields, higher prepayment speeds on RMBS and a slight increase in our cost of financing. The following table provides the average annualized yield on our assets, including Agency RMBS, non-Agency securities and MSR for the three months ended September 30, 2019, and the four immediately preceding quarters:

	Three Months Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Average annualized portfolio yield (1)	3.67%	3.93%	4.25%	4.14%	3.76%
Cost of financing (2)	2.51%	2.55%	2.47%	2.53%	2.28%
Net portfolio yield	1.16%	1.38%	1.78%	1.61%	1.48%
____________________

(1)	Average annualized yield incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

(2)	Cost of financing includes swap and cap interest rate spread.

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

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our condensed consolidated balance sheets and statements of comprehensive income (loss) are significantly affected by fluctuations in market prices. At September 30, 2019, approximately 93.9% of our total assets, or $30.2 billion, consisted of financial instruments recorded at fair value. See Note 9 - Fair Value to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices.

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
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. The Company classified 5.6% of its total assets as Level 3 fair value assets at September 30, 2019.

Market Conditions and Outlook
The key macroeconomic factors that impact our business are U.S. residential property prices, national employment rates and the interest rate environment. Home prices continued to increase modestly during the third quarter of 2019 and are expected to gradually appreciate over the next several years, albeit at a slower rate. Unemployment rates remain low and U.S. payrolls continue to grow, although new job creation has yet to generate substantive wage growth. Other than LTV ratios and cash reserves, we believe employment is the most powerful determinant of homeowners’ ongoing likelihood to pay their mortgages. Home price performance and employment are particularly important to our non-Agency portfolio.
The U.S. interest rate environment is in a period of transition following several years of steadily increasing rates. The Federal Reserve has moved from a stance of patience and neutrality to one more concerned with sustaining economic expansion, which prompted two 25 basis point interest rate cuts during the third quarter. At the same time, in part due to the absence of meaningful inflation, the interest rate curve has inverted, with rates out to 10 years being lower than the federal funds target rate. The Trump administration continues to focus on multiple issues, including trade policies, that could impact interest rates, the U.S. economy and U.S. businesses. While there is much uncertainty regarding the timing and specifics of many potential policy changes, any such actions could affect our business. Further, while the Federal Reserve has been reducing its mortgage-backed securities holdings through cessation of reinvesting principal and interest payments, the approach has generally been to move gradually and cautiously. Mortgage investments could be impacted by a decision to increase or decrease the overall size, or the rate of change, of Federal Reserve’s System Open Market Account mortgage holdings.

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
The following table provides the carrying value of our securities portfolio by product type:

(dollars in thousands)	September 30, 2019		December 31, 2018
Agency
Fixed Rate	$24,750,521	87.2%	$21,665,960	84.6%
Hybrid ARM	15,662	—%	19,073	0.1%
Total Agency	24,766,183	87.2%	21,685,033	84.7%
Agency Derivatives	75,892	0.3%	70,257	0.3%
Non-Agency
Senior	2,990,274	10.5%	2,854,731	11.1%
Mezzanine	483,009	1.7%	928,632	3.6%
Interest-only securities	79,092	0.3%	84,208	0.3%
Total Non-Agency	3,552,375	12.5%	3,867,571	15.0%
Total	$28,394,450		$25,622,861

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
The following table provides the three-month weighted average constant prepayment rate, or CPR, on our Agency RMBS for the three months ended September 30, 2019, and the four immediately preceding quarters:

	Three Months Ended
Agency RMBS	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Weighted Average CPR	13.4%	10.1%	6.5%	6.8%	8.1%

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
The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	September 30, 2019
(dollars in thousands)	Principal/ Current Face	Carrying Value	% of Agency Portfolio	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
3.0%	$1,235,468	$1,264,756	5.1%	100.0%	3.9%	$1,266,544	3
3.5%	6,265,723	6,512,005	26.2%	100.0%	4.4%	6,443,871	4
4.0%	8,963,441	9,510,723	38.3%	100.0%	4.6%	9,338,734	22
4.5%	5,101,841	5,491,084	22.1%	100.0%	5.0%	5,347,820	17
≥ 5%	1,557,936	1,691,013	6.8%	78.9%	5.8%	1,648,078	28
	23,124,409	24,469,581	98.5%	98.5%	4.7%	24,045,047	16
Other P&I	131,410	147,789	0.6%	4.1%	6.7%	146,532	207
Interest-only	2,757,909	148,813	0.6%	—%	4.5%	179,769	101
Agency Derivatives	415,943	75,892	0.3%	—%	6.7%	59,911	181
Total Agency RMBS	$26,429,671	$24,842,075	100.0%	97.1%		$24,431,259

	December 31, 2018
(dollars in thousands)	Principal/ Current Face	Carrying Value	% of Agency Portfolio	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
3.0%	$3,255	$3,200	—%	100.0%	3.6%	$3,314	47
3.5%	231,068	231,321	1.1%	100.0%	4.1%	232,200	19
4.0%	8,640,859	8,846,367	40.7%	83.0%	4.4%	9,047,282	22
4.5%	10,237,108	10,686,699	49.1%	99.0%	5.0%	10,765,144	16
≥ 5%	1,367,700	1,452,170	6.7%	74.4%	5.8%	1,449,256	24
	20,479,990	21,219,757	97.6%	90.7%	4.8%	21,497,196	19
Other P&I	295,800	289,860	1.3%	0.3%	5.7%	291,290	151
Interest-only	3,115,967	175,416	0.8%	—%	4.5%	209,901	92
Agency Derivatives	476,299	70,257	0.3%	—%	6.7%	69,496	173
Total Agency RMBS	$24,368,056	$21,755,290	100.0%	88.4%		$22,067,883

Our non-Agency securities yields are expected to increase if prepayment rates on such assets exceed our prepayment assumptions. To the extent that prepayment speeds increase due to macroeconomic factors, we expect to benefit from the ability to recognize the income from the heavily discounted prices that principally arose from credit or payment default expectations.

The following tables provide net unamortized discount/premium information on our non-Agency securities portfolio:

	September 30, 2019
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost
Principal and interest securities
Senior	$4,654,131	$7,308	$(359,396)	$(1,593,708)	$2,708,335
Mezzanine	635,636	109	(103,577)	(129,930)	402,238
Total P&I securities	5,289,767	7,417	(462,973)	(1,723,638)	3,110,573
Interest-only	4,664,358	83,037	—	—	83,037
Total Non-Agency	$9,954,125	$90,454	$(462,973)	$(1,723,638)	$3,193,610

	December 31, 2018
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost
Principal and interest securities
Senior	$4,227,631	$5,381	$(477,682)	$(1,204,325)	$2,551,005
Mezzanine	1,132,493	1,301	(216,437)	(118,437)	798,920
Total P&I securities	5,360,124	6,682	(694,119)	(1,322,762)	3,349,925
Interest-only	5,137,169	83,846	—	—	83,846
Total Non-Agency	$10,497,293	$90,528	$(694,119)	$(1,322,762)	$3,433,771

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
As of September 30, 2019, we had entered into repurchase agreements with 47 counterparties, 25 of which had outstanding balances at September 30, 2019. In addition, we held long-term secured advances from the FHLB, short- and long-term borrowings under revolving credit facilities, long-term term notes payable and long-term unsecured convertible senior notes. As of September 30, 2019, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 5.3:1.0.

As of September 30, 2019, we held $740.7 million in cash and cash equivalents, approximately $1.4 million of unpledged Agency securities and derivatives and $1.9 billion of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $1.4 billion. As of September 30, 2019, we held approximately $69.6 million of unpledged MSR. Overall, we had unused borrowing capacity on MSR financing facilities of $227.1 million. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided or the inability to meet lenders’ eligibility requirements for specific types of asset classes. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than if we carried higher leverage.
We also monitor exposure to our MSR counterparties. We may be required to make representations and warranties to investors in the loans underlying the MSR we own; however, some of our MSR were purchased on a bifurcated basis, meaning the representation and warranty obligations remain with the seller. If the representations and warranties we make prove to be inaccurate, we may be obligated to repurchase certain mortgage loans, which may impact the profitability of our portfolio. Although we obtain similar representations and warranties from the counterparty from which we acquired the relevant asset, if those representations and warranties do not directly mirror those we make to the investor, or if we are unable to enforce the representations and warranties against the counterparty for a variety of reasons, including the financial condition or insolvency of the counterparty, we may not be able to seek indemnification from our counterparties for any losses attributable to the breach.
Proposed Changes to LIBOR
LIBOR is used extensively in the U.S. and globally as a “benchmark” or “reference rate” for various commercial and financial contracts, including corporate and municipal bonds and loans, floating rate mortgages, asset-backed securities, consumer loans, and interest rate swaps and other derivatives. It is expected that a number of private-sector banks currently reporting information used to set LIBOR will stop doing so after 2021 when their current reporting commitment ends, which could either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality has degraded to the degree that it is no longer representative of its underlying market. The U.S. and other countries are currently working to replace LIBOR with alternative reference rates. In the U.S., the Alternative Reference Rates Committee, or ARRC, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for U.S. dollar-based LIBOR.  SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Some market participants may continue to explore whether other U.S. dollar-based reference rates would be more appropriate for certain types of instruments. The ARRC has proposed a paced market transition plan to SOFR, and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity, evaluating the related risks, and beginning the process of assessing our exposure.

Summary of Results of Operations and Financial Condition
Our GAAP net loss attributable to common stockholders was $286.7 million and $132.4 million ($1.00 and $0.50 per diluted weighted average share) for the three and nine months ended September 30, 2019, as compared to GAAP net income attributable to common stockholders of $17.0 million and $463.8 million ($0.08 and $2.28 per diluted weighted average share) for the three and nine months ended September 30, 2018.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding Agency interest-only securities, do not impact our GAAP net income or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” For the three and nine months ended September 30, 2019, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $29.1 million and net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $637.5 million, respectively. This, combined with GAAP net income attributable to common stockholders of $286.7 million and $132.4 million, resulted in comprehensive income attributable to common stockholders of $257.6 million and $769.9 million for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2018, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $119.8 million and $499.5 million, respectively. This, combined with GAAP net income attributable to common stockholders of $17.0 million and $463.8 million, resulted in comprehensive loss attributable to common stockholders of $102.8 million and $35.7 million for the three and nine months ended September 30, 2018, respectively.
Our book value per common share for U.S. GAAP purposes was $14.72 at September 30, 2019, an increase from $13.11 book value per common share at December 31, 2018. During this nine month period, we issued 24,399,107 shares of common stock for net proceeds of $335.7 million and recognized comprehensive income attributable to common stockholders of $769.9 million, which drove the overall increase in book value.
The following tables present the components of our comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018:

(in thousands, except share data)	Three Months Ended		Nine Months Ended
Income Statement Data:	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Interest income:
Available-for-sale securities	$242,023	$230,607	$731,716	$604,790
Other	7,717	6,091	24,536	13,287
Total interest income	249,740	236,698	756,252	618,077
Interest expense:
Repurchase agreements	176,450	138,343	501,361	322,735
Federal Home Loan Bank advances	391	5,301	10,406	14,655
Revolving credit facilities	3,964	3,973	15,316	5,776
Term notes payable	5,475	—	5,706	—
Convertible senior notes	4,797	4,779	14,256	14,204
Total interest expense	191,077	152,396	547,045	357,370
Net interest income	58,663	84,302	209,207	260,707
Other-than-temporary impairment losses	(5,950)	(95)	(11,004)	(363)
Other income:
Gain (loss) on investment securities	248,828	(42,996)	251,977	(95,549)
Servicing income	126,025	89,618	373,922	238,473
(Loss) gain on servicing asset	(234,514)	20,591	(675,920)	102,251
Gain (loss) on interest rate swap, cap and swaption agreements	70,620	75,857	(101,414)	255,535
Gain (loss) on other derivative instruments	85,856	(31,463)	270,798	(15,735)
Other income	495	907	277	2,695
Total other income	297,310	112,514	119,640	487,670
Expenses:
Management fees	16,839	(5,041)	42,556	18,120
Servicing expenses	17,696	16,433	54,354	42,526
Other operating expenses	13,344	17,033	42,913	47,040
Acquisition transaction costs	—	86,703	—	86,703
Restructuring charges	—	8,238	—	8,238
Total expenses	47,879	123,366	139,823	202,627
Income before income taxes	302,144	73,355	178,020	545,387
(Benefit from) provision for income taxes	(3,556)	37,409	(11,188)	35,142
Net income	305,700	35,946	189,208	510,245
Dividends on preferred stock	18,951	18,951	56,851	46,445
Net income attributable to common stockholders	$286,749	$16,995	$132,357	$463,800
Basic earnings per weighted average common share	$1.05	$0.08	$0.50	$2.42
Diluted earnings per weighted average common share	$1.00	$0.08	$0.50	$2.28
Dividends declared per common share	$0.40	$0.47	$1.27	$1.41
Weighted average number of shares of common stock:
Basic	272,897,575	224,399,436	266,114,772	191,846,212
Diluted	291,053,718	224,399,436	266,114,772	209,607,146

(in thousands)	Three Months Ended		Nine Months Ended
Income Statement Data:	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Comprehensive income (loss):
Net income	$305,700	$35,946	$189,208	$510,245
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(29,164)	(119,796)	637,537	(499,460)
Other comprehensive (loss) income	(29,164)	(119,796)	637,537	(499,460)
Comprehensive income (loss)	276,536	(83,850)	826,745	10,785
Dividends on preferred stock	18,951	18,951	56,851	46,445
Comprehensive income (loss) attributable to common stockholders	$257,585	$(102,801)	$769,894	$(35,660)

(in thousands)	September 30, 2019	December 31, 2018
Balance Sheet Data:
	(unaudited)
Available-for-sale securities	$28,318,558	$25,552,604
Mortgage servicing rights	$1,651,556	$1,993,440
Total assets	$32,164,227	$30,132,479
Repurchase agreements	$25,567,136	$23,133,476
Federal Home Loan Bank advances	$50,000	$865,024
Total stockholders’ equity	$5,019,580	$4,254,489

Results of Operations
The following analysis focuses on financial results during the three and nine months ended September 30, 2019 and 2018.
Interest Income
Interest income increased from $236.7 million and $618.1 million for the three and nine months ended September 30, 2018, respectively, to $249.7 million and $756.3 million for the same periods in 2019 due to the growth of our AFS securities portfolio as a result of the acquisition of CYS and purchases of Agency securities with higher yields, offset by decreases in yields on non-Agency securities, as discussed below.
Interest Expense
Interest expense increased from $152.4 million and $357.4 million for the three and nine months ended September 30, 2018, respectively, to $191.1 million and $547.0 million for the same periods in 2019 due to increased financing on AFS securities as a result of the acquisition of CYS and on MSR due to portfolio growth, and increases in the borrowing rates offered by counterparties, offset by decreased financing on non-Agency securities due to sufficient liquidity from other sources.

Net Interest Income
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by liability and/or collateral type, and net interest income and average annualized net interest rate spread for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Agency available-for-sale securities	$25,140,887	$199,121	3.2%	$23,241,104	$584,980	3.4%
Non-Agency available-for-sale securities	3,259,772	42,902	5.3%	3,265,827	146,736	6.0%
Other	9,430	7,717	4.3%	17,642	24,536	4.6%
Total interest income/net asset yield	$28,410,089	$249,740	3.5%	$26,524,573	$756,252	3.8%
Interest-bearing liabilities
Repurchase agreements, FHLB advances, revolving credit facilities and term notes payable collateralized by:
Agency available-for-sale securities	$24,608,562	$160,608	2.6%	$22,448,615	$445,727	2.6%
Non-Agency available-for-sale securities	1,462,268	12,879	3.5%	2,013,227	55,263	3.7%
Agency derivatives (3)	47,873	392	3.3%	47,010	1,197	3.4%
Mortgage servicing rights (4)	946,488	12,401	5.2%	757,654	30,602	5.4%
Other unassignable
Convertible senior notes	284,528	4,797	6.7%	284,268	14,256	6.7%
Total interest expense/cost of funds	$27,349,719	191,077	2.8%	$25,550,774	547,045	2.9%
Net interest income/spread (5)		$58,663	0.7%		$209,207	0.9%

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Agency available-for-sale securities	$22,443,273	$174,459	3.1%	$19,278,634	$443,584	3.1%
Non-Agency available-for-sale securities	3,027,030	56,148	7.4%	2,764,818	161,206	7.8%
Other	29,249	6,091	4.5%	30,686	13,287	4.3%
Total interest income/net asset yield	$25,499,552	$236,698	3.7%	$22,074,138	$618,077	3.7%
Interest-bearing liabilities
Repurchase agreements, FHLB advances, revolving credit facilities and term notes payable collateralized by:
Agency available-for-sale securities	$20,793,417	$119,197	2.3%	$18,206,059	$271,772	2.0%
Non-Agency available-for-sale securities	2,282,735	20,803	3.6%	2,181,769	55,970	3.4%
Agency derivatives (3)	53,834	427	3.2%	59,185	1,246	2.8%
Mortgage servicing rights (4)	508,550	7,190	5.7%	349,664	14,178	5.4%
Other unassignable
Convertible senior notes	283,453	4,779	6.7%	283,211	14,204	6.7%
Total interest expense/cost of funds	$23,921,989	152,396	2.5%	$21,079,888	357,370	2.3%
Net interest income/spread (5)		$84,302	1.2%		$260,707	1.4%
____________________

(1)	Average asset balance represents average amortized cost on AFS securities and Agency Derivatives.

(2)
Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps and caps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap, cap and swaption agreements in the condensed consolidated statements of comprehensive income (loss). For the three and nine months ended September 30, 2019, our total average cost of funds on the assets assigned as collateral for borrowings shown in the table above, including interest spread expense associated with interest rate swaps and caps, was 2.5% and 2.5%, respectively, compared to 2.3% and 2.1% for the same periods in 2018.

(3)	Yields on Agency Derivatives not shown as interest income is included in gain (loss) on other derivative instruments in the condensed consolidated statements of comprehensive income (loss).

(4)	Yields on mortgage servicing rights not shown as these assets do not earn interest.

(5)
Net interest spread does not include the accrual and settlement of interest associated with interest rate swaps and caps. In accordance with U.S. GAAP, those costs are included in gain (loss) on interest rate swap, cap and swaption agreements in the condensed consolidated statements of comprehensive income (loss). For the three and nine months ended September 30, 2019, our total average net interest rate spread on the assets and liabilities shown in the table above, including interest spread expense associated with interest rate swaps and caps, was 0.9% and 1.2%, respectively, compared to 1.3% and 1.6% for the same periods in 2018.

The increase in yields on Agency AFS securities for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, was predominantly driven by purchases of pools with higher yields and sales of pools with lower yields. The increase in cost of funds associated with the financing of Agency AFS securities for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, was the result of increases in the borrowing rates offered by financing counterparties.
The decrease in yields on non-Agency securities for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, was driven by purchases of non-Agency securities at lower yields than our existing portfolio and the sale of higher yield bonds that had realized their upside potential. The decrease in cost of funds associated with the financing of non-Agency AFS securities for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, was the result of decreases in LIBOR.
The increase in cost of funds associated with the financing of Agency Derivatives for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, was the result of increases in the borrowing rates offered by counterparties.
The decrease in cost of funds associated with the financing of MSR for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, the result of the issuance of term notes payable in June 2019, which incur lower amortization of deferred debt issuance costs due to their longer term to maturity.
Our convertible senior notes were issued in January 2017, are unsecured and pay interest semiannually at a rate of 6.25% per annum. The cost of funds associated with our convertible senior notes for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, was consistent.

The following tables present the components of the yield earned by investment type on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.1%	4.8%	4.2%	4.2%	4.8%	4.3%
Net (premium amortization) discount accretion	(0.9)%	0.5%	(0.8)%	(0.8)%	1.2%	(0.6)%
Net yield (2)	3.2%	5.3%	3.4%	3.4%	6.0%	3.7%

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.0%	4.8%	4.1%	4.0%	4.7%	4.1%
Net (premium amortization) discount accretion	(0.9)%	2.6%	(0.5)%	(0.9)%	3.1%	(0.4)%
Net yield (2)	3.1%	7.4%	3.6%	3.1%	7.8%	3.7%
____________________

(1)
Excludes Agency Derivatives. For the three and nine months ended September 30, 2019, the average annualized net yield on total Agency RMBS, including Agency Derivatives, was 3.2% and 3.4%, respectively, compared to 3.1% and 3.1% for the same periods in 2018.

(2)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. During the three and nine months ended September 30, 2019, we recorded $5.9 million and $11.0 million in other-than-temporary credit impairments on a total of 16 non-Agency securities where the future expected cash flows for each security were less than its amortized cost. During the three and nine months ended September 30, 2018, we recorded $0.1 million and $0.4 million in other-than-temporary credit impairments on three non-Agency securities where the future expected cash flows for the security were less than their amortized cost. For further information about evaluating AFS securities for OTTI, refer to Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements.
Gain (Loss) on Investment Securities
During the three and nine months ended September 30, 2019, we sold AFS securities for $6.1 billion and $14.1 billion with an amortized cost of $5.9 billion and $13.8 billion, for net realized gains of $250.3 million and $256.4 million, respectively. During the three and nine months ended September 30, 2018, we sold AFS securities for $5.4 billion and $9.2 billion with an amortized cost of $5.5 billion and $9.3 billion, for net realized losses of $42.2 million and $100.7 million, respectively. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that we believe have higher risk-adjusted returns.
For the three and nine months ended September 30, 2019, Agency interest-only mortgage-backed securities experienced a change in unrealized losses of $1.4 million and $4.4 million, respectively. For the three and nine months ended September 30, 2018, Agency interest-only mortgage-backed securities experienced a change in unrealized losses of $1.7 million and a change in unrealized gains of $2.0 million, respectively. The increase in change in unrealized losses (decrease in gains) for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, was due to interest rates generally falling during the three and nine months ended September 30, 2019, as compared to interest rates generally rising during the three and nine months ended September 30, 2018.
For the nine months ended September 30, 2018, we recognized $1.3 million in dividend income on equity securities. We did not recognize any dividend income on equity securities during the three months ended September 30, 2018. For the three and nine months ended September 30, 2018, equity securities experienced a change in unrealized losses of $0.4 million and a change in unrealized gains of $0.6 million, respectively, due to increases in the market price of the securities. Additionally, during both the three and nine months ended September 30, 2018, we sold equity securities for $31.2 million with a cost basis of $30.0 million for net realized gains of $1.2 million. We did not hold any equity securities during the three and nine months ended September 30, 2019.

Servicing Income
For the three and nine months ended September 30, 2019, we recognized total servicing income from our MSR portfolio of $126.0 million and $373.9 million, respectively. These amounts include servicing fee income of $106.7 million and $327.2 million, ancillary and other fee income of $0.5 million and $1.3 million, and float income of $18.8 million and $45.4 million, respectively. For the three and nine months ended September 30, 2018, we recognized total servicing income of $89.6 million and $238.5 million, respectively. These amounts include servicing fee income of $80.7 million and $218.0 million, ancillary and other fee income of $0.4 million and $1.0 million, and float income of $8.6 million and $19.4 million, respectively. The increase in servicing income for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, was the result of an increase in the size of our MSR portfolio. Additionally, the increase in float income was the result of both the increased size of our MSR portfolio and increased float earning rates.
(Loss) Gain on Servicing Asset
For the three and nine months ended September 30, 2019, we recognized loss on servicing asset of $234.5 million and $675.9 million, respectively, which included a decrease in fair value of MSR due to changes in valuation inputs or assumptions of $144.1 million and $477.7 million, respectively, and a decrease in fair value of MSR due to realization of cash flows (runoff) of $90.5 million and $198.6 million, respectively. Additionally, we recognized gains on sales of MSR of $0.1 million and $0.4 million for the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, gain on servicing asset of $20.6 million and $102.3 million, respectively, includes an increase in fair value of MSR due to changes in valuation inputs or assumptions of $62.7 million and $209.6 million, respectively, offset by a decrease in fair value of MSR due to realization of cash flows (runoff) of $42.1 million and $107.8 million, respectively. Additionally, we recognized gains on sales of MSR of $0.4 million for the nine months ended September 30, 2018, respectively. The increase in loss (decrease in gain) on servicing asset for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, was predominantly driven by decreases in interest rates, an increase in prepayment speed assumptions, and higher portfolio runoff on a larger MSR portfolio during the three and nine months ended September 30, 2019.
Gain (Loss) on Interest Rate Swap, Cap and Swaption Agreements
For the three and nine months ended September 30, 2019, we recognized $19.2 million and $65.7 million of income, respectively, for the accrual and/or settlement of the net interest expense associated with our interest rate swaps and caps. The income results from receiving either LIBOR interest or a fixed interest rate and paying either a fixed interest rate or LIBOR interest on an average $41.2 billion and $39.8 billion notional, respectively, held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. For the three and nine months ended September 30, 2018, we recognized $16.2 million and $33.9 million of income for the accrual and/or settlement of the net interest expense associated with our interest rate swaps and caps. The income results from receiving either LIBOR interest or a fixed interest rate and paying either a fixed interest rate or LIBOR interest on an average $31.8 billion and $26.2 billion notional, respectively, held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk.
During the three and nine months ended September 30, 2019, we terminated, had agreements mature or had options expire on 43 and 82 interest rate swap, cap and swaption positions of $19.6 billion and $39.2 billion notional, respectively. Upon settlement of the terminations, we received $18.9 million and $26.2 million in full settlement of our net interest spread asset/liability and recognized $75.4 million and $96.4 million in realized gains on the swaps, caps and swaptions for the three and nine months ended September 30, 2019, respectively, including early termination penalties. During the three and nine months ended September 30, 2018, we terminated, had agreements mature or had options expire on 33 and 116 interest rate swap, cap and swaption positions of $14.9 billion and $69.5 billion notional, respectively. Upon settlement of the terminations, we paid $11.7 million and $18.1 million in full settlement of our net interest spread liability and recognized $39.9 million in realized losses and $32.2 million in realized gains on the swaps, caps and swaptions for the three and nine months ended September 30, 2018, respectively, including early termination penalties. We elected to terminate certain swaps, caps and swaptions during these periods to align with our investment portfolio.
Also included in our financial results for the three and nine months ended September 30, 2019, was the recognition of a change in unrealized valuation losses of $23.9 million and $263.6 million, respectively, on our interest rate swap, cap and swaption agreements that were accounted for as trading instruments, compared to a change in unrealized valuation gains of $99.5 million and $189.5 million for the same periods in 2018. The change in fair value of interest rate swaps and caps was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates during the three and nine months ended September 30, 2019 and 2018. Since these swaps, caps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive (loss) income, net of tax, or to gain (loss) on investment securities, in the case of Agency interest-only securities.

The following table provides the net interest spread and gains and losses associated with our interest rate swap, cap and swaption positions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Net interest spread	$19,151	$16,237	$65,746	$33,886
Early termination, agreement maturation and option expiration gains (losses)	75,409	(39,866)	96,423	32,164
Change in unrealized (loss) gain on interest rate swap, cap and swaption agreements, at fair value	(23,940)	99,486	(263,583)	189,485
Gain (loss) on interest rate swap, cap and swaption agreements	$70,620	$75,857	$(101,414)	$255,535

Gain (Loss) on Other Derivative Instruments
Included in our financial results for the three and nine months ended September 30, 2019, was the recognition of $85.9 million and $270.8 million of gains, respectively, on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, put and call options for TBAs, Markit IOS total return swaps, short U.S. treasuries, U.S. Treasury futures and inverse interest-only securities. Included within these results for the three and nine months ended September 30, 2019, was the recognition of $1.2 million and $3.9 million of interest income, net of accretion on inverse interest-only securities on an average amortized cost basis of $63.6 million and $65.3 million, respectively, and interest expense on short U.S. treasuries of $1.3 million for the nine months ended September 30, 2019. We did not hold any short U.S. treasuries during the three months ended September 30, 2019. The remainder represented realized and unrealized net gains (losses) on other derivative instruments.
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
Other Income
We recorded other income of $0.5 million and $0.3 million for the three and nine months ended September 30, 2019 and $0.9 million and $2.7 million for the three and nine months ended September 30, 2018, respectively. The decrease in other income for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, was driven by losses on extinguishment of debt and lower dividend income on our FHLB stock due to a decrease in the average balance held.
Management Fees
We incurred management fees of $16.8 million and $42.6 million for the three and nine months ended September 30, 2019 and $12.4 million and $35.6 million for the three and nine months ended September 30, 2018, respectively, which are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement.
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
Servicing Expenses
For the three and nine months ended September 30, 2019, we recognized $17.7 million and $54.4 million, respectively, in servicing expenses generally related to the subservicing of MSR compared to $16.4 million and $42.5 million for the same periods in 2018. The increase in servicing expenses during the three and nine months ended September 30, 2019, as compared to the same periods in 2018, was largely the result of an increase in the size of our MSR portfolio.

Other Operating Expenses
For the three and nine months ended September 30, 2019, we recognized $13.3 million and $42.9 million of other operating expenses, which represents an annualized expense ratio of 1.1% and 1.2% of average equity, respectively. Excluding non-cash equity compensation expenses (amortization of restricted stock) of $2.0 million and $6.2 million, our annualized expense ratio was 0.9% and 1.0% of average equity for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2018, we recognized $17.0 million and $47.0 million of other operating expenses, which represents an annualized expense ratio of 1.6% and 1.6% of average common equity for the three and nine months ended September 30, 2018, respectively. Excluding non-cash equity compensation expenses of $3.2 million and $9.1 million, our annualized expense ratio was 1.3% and 1.3% of average equity for the three and nine months ended September 30, 2018, respectively.
Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three and nine months ended September 30, 2019, these direct and allocated costs totaled approximately $4.8 million and $23.0 million, respectively, compared to $5.3 million and $20.8 million for the same periods in 2018. Included in these reimbursed costs was compensation paid to employees of Pine River serving as our principal financial officer and general counsel of $0.2 million and $2.9 million for the three and nine months ended September 30, 2019 and $0.2 million and $1.5 million for the three and nine months ended September 30, 2018, respectively. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel is based on time spent overseeing our company’s activities in accordance with the management agreement; we do not reimburse PRCM Advisers for any expenses related to the compensation of our chief executive officer or chief investment officer. Equity based compensation expense for the three and nine months ended September 30, 2019 also includes the amortization of restricted stock awarded to our executive officers, including our chief executive officer, chief investment officer, principal financial officer and general counsel of $0.8 million and $2.2 million, compared to $1.8 million and $5.0 million for the three and nine months ended September 30, 2018, respectively.
We have direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services, technology and certain office lease payments, but most of our expenses with third-party vendors are paid directly by us.
Acquisition Transaction Costs
The acquisition of CYS was treated as an asset purchase under U.S. GAAP. Given there were no meaningful nonfinancial assets and non-current assets acquired in the merger with CYS and no identified intangible assets to assign value, the excess consideration and costs associated with the transaction were recognized in the condensed consolidated statements of comprehensive income (loss) as acquisition transaction costs. For both the three and nine months ended September 30, 2018, these acquisition transaction costs totaled approximately $86.7 million.
Restructuring Charges
In connection with the acquisition of CYS, we incurred restructuring charges, including termination benefits, contract terminations and other associated costs, of $8.2 million for both the three and nine months ended September 30, 2018.
Income Taxes
During the three and nine months ended September 30, 2019, our TRSs recognized a benefit from income taxes of $3.6 million and $11.2 million, respectively, which was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in our TRSs. During the three and nine months ended September 30, 2018, our TRSs recognized a provision for income taxes of $37.4 million and $35.1 million, which was primarily due to realized gains on sales of AFS securities and gains recognized on MSR held in the TRSs as well as the write-down of net deferred tax assets resulting from the deemed liquidation of one of our TRSs due to its TRS election revocation, offset by net losses incurred on derivative instruments held in the TRSs. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.

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

The table below summarizes certain characteristics of our Agency RMBS AFS at September 30, 2019:

	September 30, 2019
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities
Fixed	$23,241,167	$935,027	$24,176,194	$431,036	$(5,522)	$24,601,708	4.02%	$104.23
Hybrid ARM	14,652	733	15,385	456	(179)	15,662	6.29%	$108.47
Total P&I securities	23,255,819	935,760	24,191,579	431,492	(5,701)	24,617,370	4.02%	$104.23
Interest-only securities
Fixed	653,460	47,211	47,211	4,456	(490)	51,177	2.93%	$34.97
Fixed Other (1)	2,104,449	132,558	132,558	11,425	(46,347)	97,636	1.61%	$8.71
Total	$26,013,728	$1,115,529	$24,371,348	$447,373	$(52,538)	$24,766,183
____________________

(1)
Fixed Other represents weighted-average coupon interest-only securities that are not generally used for our interest-rate risk management purposes. These securities pay variable coupon interest based on the weighted average of the fixed rates of the underlying loans of the security, less the weighted average rates of the applicable issued P&I securities.

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of September 30, 2019, on an annualized basis, was 13.4%.

Non-Agency Securities
Our non-Agency securities portfolio is comprised of senior and mezzanine tranches of mortgage-backed and asset-backed securities. The following table provides investment information on our non-Agency securities as of September 30, 2019:

	September 30, 2019
(in thousands)	Principal/Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
P&I securities
Senior	$4,654,131	$7,308	$(359,396)	$(1,593,708)	$2,708,335	$296,287	$(14,348)	$2,990,274
Mezzanine	635,636	109	(103,577)	(129,930)	402,238	83,949	(3,178)	483,009
Total P&I	5,289,767	7,417	(462,973)	(1,723,638)	3,110,573	380,236	(17,526)	3,473,283
Interest-only securities	4,664,358	83,037	—	—	83,037	4,393	(8,338)	79,092
Total	$9,954,125	$90,454	$(462,973)	$(1,723,638)	$3,193,610	$384,629	$(25,864)	$3,552,375

The majority of our non-Agency securities were rated at September 30, 2019. Note that credit ratings are based on the par value of the non-Agency securities, whereas the distressed non-Agency securities in our portfolio were acquired at heavily discounted prices. The following table summarizes the credit ratings of our non-Agency securities portfolio, based on the Bloomberg Index Rating, a composite of each of the four major credit rating agencies (i.e., DBRS Ltd., Moody’s Investors Services, Inc., Standard & Poor’s Corporation and Fitch, Inc.), as of September 30, 2019:

September 30, 2019
AAA	0.4%
AA	—%
A	—%
BBB	—%
BB	—%
B	1.3%
Below B	79.9%
Not rated	18.4%
Total	100.0%

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
Due to acquisitions of “legacy” non-Agency securities, our designated credit reserve as a percentage of total discount increased from September 30, 2018 to September 30, 2019 (as disclosed in Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements). From September 30, 2018 to September 30, 2019, our designated credit reserve as a percentage of total discount increased from 63.6% to 78.8%.
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

The following tables present certain information by investment type and their respective underlying loan characteristics for our senior and mezzanine non-Agency securities, excluding our non-Agency interest-only portfolio, at September 30, 2019:

	September 30, 2019
Non-Agency P&I Securities	Senior	Mezzanine	Total
Carrying value (in thousands)	$2,990,274	$483,009	$3,473,283
% of total	86.1%	13.9%	100.0%
Weighted average purchase price (1)	$63.32	$65.52	$63.63
Weighted average coupon	3.0%	2.8%	3.0%
Weighted average fixed coupon	5.8%	5.8%	5.8%
Weighted average floating coupon	2.7%	2.5%	2.7%
Weighted average hybrid coupon	4.3%	5.5%	4.5%
Collateral attributes
Weighted average loan age (months)	157	164	158
Weighted average current loan size (in thousands)	$208	$262	$216
Weighted average current loan-to-value	61.0%	58.9%	60.7%
Current performance
60+ day delinquencies	18.6%	16.7%	18.3%
Average credit enhancement (2)	1.9%	7.8%	2.8%
3-month CPR (3)	5.6%	7.8%	5.9%
CDR	4.2%	5.5%	4.4%
Severity	48.8%	33.3%	46.7%
Cumulative loss	36.3%	21.3%	34.2%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total non-Agency securities, excluding our non-Agency interest-only portfolio, would be $59.31, $60.11 and $59.41, respectively, at September 30, 2019.

(2)
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

	September 30, 2019
	Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Collateral Type	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
Prime	$28,189	0.9%	$9,050	1.9%	$37,239	1.1%
Alt-A	373,196	12.5%	83,148	17.2%	456,344	13.1%
POA	151,795	5.1%	161,948	33.5%	313,743	9.0%
Subprime	2,432,613	81.4%	228,863	47.4%	2,661,476	76.7%
Other	4,481	0.1%	—	—%	4,481	0.1%
Total	$2,990,274	100.0%	$483,009	100.0%	$3,473,283	100.0%

	September 30, 2019
	Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Coupon Type	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
Fixed rate	$254,300	8.5%	$27,268	5.6%	$281,568	8.1%
Hybrid or floating	2,735,974	91.5%	455,741	94.4%	3,191,715	91.9%
Total	$2,990,274	100.0%	$483,009	100.0%	$3,473,283	100.0%

	September 30, 2019
	Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Origination Year	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
2006 and thereafter	$2,795,791	93.5%	$256,216	53.0%	$3,052,007	87.9%
2002-2005	193,883	6.5%	226,694	47.0%	420,577	12.1%
Pre-2002	600	—%	99	—%	699	—%
Total	$2,990,274	100.0%	$483,009	100.0%	$3,473,283	100.0%

Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the loans underlying our MSR. As of September 30, 2019, our MSR had a fair market value of $1.7 billion.
As of September 30, 2019, our MSR portfolio included MSR on 742,723 loans with an unpaid principal balance of approximately $165.3 billion. The following table summarizes certain characteristics of the loans underlying our MSR at September 30, 2019:

	September 30, 2019
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Fair Value	% Fannie Mae	Gross Weighted Average Coupon Rate	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed
≤ 3.75%	91,609	$23,622,904	$248,427	75.2%	3.5%	49	770	69.7%	0.1%	11.3%	25.3
> 3.75 - 4.25%	212,196	51,893,607	533,613	68.3%	3.9%	39	760	75.9%	0.2%	15.5%	26.0
> 4.25 - 4.75%	191,980	43,960,380	433,990	66.4%	4.4%	30	745	78.8%	0.4%	24.5%	26.1
> 4.75 - 5.25%	100,078	21,392,716	216,418	65.7%	4.9%	22	733	80.5%	0.6%	31.7%	28.0
> 5.25%	35,406	6,340,674	62,167	70.3%	5.5%	20	709	80.3%	0.9%	29.3%	30.8
	631,269	147,210,281	1,494,615	68.5%	4.2%	35	751	76.6%	0.3%	21.0%	26.4
15-Year Fixed
≤ 2.75%	2,202	456,212	4,027	82.0%	2.6%	43	777	59.4%	0.1%	9.0%	26.1
> 2.75 - 3.25%	35,460	6,050,907	50,688	85.7%	2.9%	49	771	61.6%	—%	11.2%	25.5
> 3.25 - 3.75%	35,603	5,581,539	49,764	79.1%	3.4%	40	758	64.6%	0.1%	14.3%	26.9
> 3.75 - 4.25%	20,021	2,882,477	26,801	67.4%	3.9%	29	746	65.8%	0.2%	20.4%	29.0
> 4.25%	11,848	1,508,153	13,799	62.3%	4.5%	19	734	66.7%	0.3%	24.5%	31.4
	105,134	16,479,288	145,079	78.0%	3.4%	39	759	63.8%	0.1%	15.2%	27.1
Total ARMs	6,320	1,642,964	11,862	71.6%	3.7%	41	762	65.5%	0.4%	29.5%	25.1
Total	742,723	$165,332,533	$1,651,556	69.5%	4.1%	35	752	75.2%	0.3%	20.5%	26.5

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
At September 30, 2019, borrowings under repurchase agreements, FHLB advances, revolving credit facilities, term notes payable and convertible senior notes had the following characteristics:

(dollars in thousands)	September 30, 2019
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$24,084,991	2.41%	4.1%
Non-Agency securities	1,220,669	3.34%	25.0%
Agency Derivatives	48,615	3.08%	26.4%
Mortgage servicing rights	957,096	4.45%	31.7%
Other (1)	284,635	6.25%	NA
Total	$26,596,006	2.57%	6.0%
____________________

(1)	Includes unsecured convertible senior notes paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount of $287.5 million.

As of September 30, 2019, we had outstanding $25.6 billion of repurchase agreements, and the term to maturity ranged from one day to over 14 months. Repurchase agreements had a weighted average borrowing rate of 2.47% and weighted average remaining maturities of 81 days as of September 30, 2019.
As of September 30, 2019, we had outstanding $50.0 million of FHLB advances with a weighted average term to maturity of 15.1 years. The weighted average cost of funds for our advances was 2.99% at September 30, 2019.
As of September 30, 2019, we had outstanding $300.0 million of short- and long-term borrowings under revolving credit facilities with a weighted average borrowing rate of 4.52% and weighted average remaining maturities of 1.45 years.
As of September 30, 2019, we had outstanding $394.2 million of term notes payable with a weighted average borrowing rate of 4.82% and weighted average remaining maturities of 4.7 years.
As of September 30, 2019, the outstanding amount due on convertible senior notes was $284.6 million, net of deferred issuance costs. These notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and mature in January 2022.
As of September 30, 2019, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 5.3:1.0. We believe our debt-to-equity ratio provides unused borrowing capacity and, thus, improves our liquidity and the strength of our balance sheet.

The following table provides a summary of our borrowings under repurchase agreements, FHLB advances, revolving credit facilities, term notes payable and convertible senior notes, our net TBA notional amounts and our debt-to-equity ratios for the three months ended September 30, 2019, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End	End of Period Total Borrowings to Equity Ratio	End of Period Net Long (Short) TBA Notional	End of Period Economic Debt-to-Equity Ratio (1)
September 30, 2019	$27,349,719	$26,596,006	$28,168,892	5.3:1.0	$9,863,000	7.2:1.0
June 30, 2019	$26,640,949	$28,896,436	$29,132,756	5.9:1.0	$9,422,000	7.8:1.0
March 31, 2019	$22,661,656	$21,254,108	$23,685,031	4.5:1.0	$10,168,000	6.5:1.0
December 31, 2018	$23,276,768	$24,592,356	$24,592,356	5.8:1.0	$6,484,000	7.2:1.0
September 30, 2018	$23,921,989	$25,265,210	$27,528,323	5.4:1.0	$9,324,000	7.3:1.0
____________________

(1)
Defined as total borrowings under repurchase agreements, FHLB advances, revolving credit facilities, term notes payable and convertible senior notes, plus implied debt on net TBA notional, divided by total equity.

Equity
The tables below provide details of our changes in stockholders’ equity from June 30, 2019 to September 30, 2019 as well as a reconciliation of comprehensive income and GAAP net income to non-GAAP measures.

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders' equity at June 30, 2019	$3,867.5	272.9	$14.17
Core Earnings, including dollar roll income, net of tax expense of $2.0 million ⁽¹⁾⁽²⁾	84.0
Dividends on preferred stock	(19.0)
Core Earnings attributable to common stockholders, including dollar roll income, net of tax expense of $2.0 million ⁽¹⁾⁽²⁾	65.0
Realized and unrealized gains and losses, net of tax benefit of $5.6 million	221.7
Other comprehensive loss, net of tax	(29.1)
Dividend declaration	(109.2)
Other	2.2	—
Issuance of common stock, net of offering costs	0.2	—
Common stockholders' equity at September 30, 2019	$4,018.3	272.9	$14.72
Total preferred stock liquidation preference	1,001.3
Total equity at September 30, 2019	$5,019.6

Three Months Ended
(in millions)	September 30, 2019
Comprehensive income attributable to common stockholders	$257.6
Adjustment for other comprehensive income attributable to common stockholders:
Unrealized losses on available-for-sale securities	29.1
Net loss attributable to common stockholders	286.7
Adjustments for non-Core Earnings:
Other-than-temporary impairments and loss recovery adjustments	7.3
Realized gain on investment securities	(250.2)
Unrealized loss on investment securities	1.4
Realized and unrealized losses on mortgage servicing rights	161.2
Realized gain on termination or expiration of interest rate swaps, caps and swaptions	(75.4)
Unrealized loss on interest rate swaps, caps and swaptions	23.9
Gains on other derivative instruments	(85.9)
Other income	(0.1)
Change in servicing reserves	(0.3)
Non-cash equity compensation expense	2.0
Net benefit for income taxes on non-Core Earnings	(5.6)
Core Earnings attributable to common stockholders, including dollar roll income (1)(2)	$65.0
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

(2)
Beginning with the period ended June 30, 2019, the company refined the MSR amortization method utilized in the calculation of Core Earnings, including dollar roll income. The new method includes an adjustment for any gain or loss on the capital used to purchase the MSR and allows Core Earnings to better reflect how the carry earned on MSR varies as a function of prepayment rates.

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
As of September 30, 2019, we held $740.7 million in cash and cash equivalents available to support our operations; $30.2 billion of AFS securities, MSR, and derivative assets held at fair value; and $26.6 billion of outstanding debt in the form of repurchase agreements, FHLB advances, borrowings under revolving credit facilities, term notes payable and convertible senior notes. During the three and nine months ended September 30, 2019, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, decreased from 5.9:10 to 5.3:1.0 and decreased from 5.8:1.0 to 5.3:1.0, respectively. The decrease was driven by increased financing on Agency RMBS purchases. During the three and nine months ended September 30, 2019, our economic debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes and implied debt on net TBA notional, decreased from 7.8:10 to 7.2:1.0 and remained constant at 7.2:1.0, respectively.

As of September 30, 2019, we held approximately $1.4 million of unpledged Agency securities and derivatives and $1.9 billion of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $1.4 billion. As of September 30, 2019, we held approximately $69.6 million of unpledged MSR. Overall, we had unused borrowing capacity on MSR financing facilities of $227.1 million. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the nine months ended September 30, 2019, we did not experience any restrictions to our funding sources, although balance sheet capacity of counterparties have tightened due to compliance with the Basel III regulatory capital reform rules as well as management of perceived risk in the volatile interest rate environment. We expect ongoing sources of financing to be primarily repurchase agreements, FHLB advances, revolving credit facilities, term notes payable, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of September 30, 2019, we had master repurchase agreements in place with 47 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and reduce counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
The following table summarizes our repurchase agreements and counterparty geographical concentration at September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$11,480,356	$813,491	50.6%	$12,061,693	$1,120,101	55.4%
Europe (2)	9,073,593	573,462	35.7%	6,728,245	646,000	31.9%
Asia (2)	5,013,187	221,448	13.7%	4,343,538	255,973	12.7%
Total	$25,567,136	$1,608,401	100.0%	$23,133,476	$2,022,074	100.0%
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

In addition to our master repurchase agreements to fund our Agency and non-Agency securities, we have one repurchase facility and two revolving credit facilities that provide short- and long-term financing for our MSR portfolio. An overview of the facilities is presented in the table below:

(dollars in thousands)
September 30, 2019
Expiration Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
December 1, 2020	Yes (2)	$262,861	$137,139	$400,000	Mortgage servicing rights (3)
March 12, 2021	Yes (2)	$300,000	$50,000	$350,000	Mortgage servicing rights
December 16, 2019	No	$—	$40,000	$40,000	Mortgage servicing rights
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

(2)	Commitment fee charged on unused capacity.

(3)	This repurchase facility is secured by MSR notes, which are collateralized by our MSR.

Our wholly owned subsidiary, TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of September 30, 2019, TH Insurance had $50.0 million in outstanding secured advances with a weighted average borrowing rate of 2.99%, and an additional $4.0 billion of available uncommitted capacity for borrowings insofar as TH Insurance holds adequate total assets to support a new advance. To the extent TH Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLB.
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
We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of September 30, 2019:

•
Total indebtedness to net worth must be less than a specified threshold ratio in a repurchase agreement. As of September 30, 2019, our debt to net worth, as defined, was 5.4:1.0 while our threshold ratio, as defined, was 6.9:1.0.

•	Cash liquidity must be greater than $100.0 million. As of September 30, 2019, our liquidity, as defined, was $740.7 million.

•
Net worth must be greater than $1.5 billion or 50% of the highest net worth during the 24 calendar months prior, whichever is higher. As of September 30, 2019, 50% of the highest net worth during the 24 calendar months prior was $2.6 billion and our net worth, as defined, was $5.0 billion.

We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.

The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, FHLB advances, revolving credit facilities, term notes payable and derivative instruments at September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019	December 31, 2018
Available-for-sale securities, at fair value	$26,406,106	$25,157,999
Mortgage servicing rights, at fair value	1,581,925	1,143,918
Restricted cash	321,975	416,696
Due from counterparties	133,634	110,695
Derivative assets, at fair value	75,834	70,191
U.S. Treasuries, at fair value (1)	—	6,457
Total	$28,519,474	$26,905,956
____________________

(1)	U.S. Treasuries received as collateral and re-pledged.

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
The following table provides the maturities of our repurchase agreements, FHLB advances, revolving credit facilities, term notes payable and convertible senior notes as of September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019	December 31, 2018
Within 30 days	$7,154,312	$7,488,869
30 to 59 days	6,779,395	5,077,598
60 to 89 days	93,353	5,655,060
90 to 119 days	3,791,686	1,938,859
120 to 364 days	7,485,529	3,508,114
One to three years	847,496	300,000
Three to five years	394,235	573,856
Five to ten years	—	—
Ten years and over	50,000	50,000
Total	$26,596,006	$24,592,356

For the three months ended September 30, 2019, our restricted and unrestricted cash balance increased approximately $458.7 million to $1.3 billion at September 30, 2019. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the three months ended September 30, 2019, operating activities increased our cash balances by approximately $323.6 million, primarily driven by our financial results for the quarter.

•
Cash flows from investing activities. For the three months ended September 30, 2019, investing activities increased our cash balances by approximately $2.6 billion, primarily driven by sales, net of purchases, and principal payments received on AFS securities as well as an increase in payables due to broker counterparties for settling of securities sales made in the second quarter.

•
Cash flows from financing activities. For the three months ended September 30, 2019, financing activities decreased our cash balance by approximately $2.4 billion, primarily driven by decreased repurchase agreements on AFS securities sales.

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
Interest Rate Effect on Net Interest Income
Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing and hedging activities. The costs associated with our borrowings are generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase while the coupon interest earned on our existing portfolio of leveraged fixed-rate Agency RMBS and non-Agency securities will remain static. Moreover, interest rates may rise at a faster pace than the yields earned on our leveraged adjustable-rate and hybrid securities. Both of these factors could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time, as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target assets. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.
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

The following table provides the indices of our variable rate Agency RMBS and non-Agency securities as of September 30, 2019 and December 31, 2018, respectively, based on carrying value (dollars in thousands).

	September 30, 2019				December 31, 2018
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$—	$12,695	$12,695	—%	$9,502	$15,423	$24,925	1%
LIBOR	3,179,354	8,796	3,188,150	93%	3,374,141	9,278	3,383,419	93%
Other (2)	48,508	160,691	209,199	7%	50,597	165,054	215,651	6%
Total	$3,227,862	$182,182	$3,410,044	100%	$3,434,240	$189,755	$3,623,995	100%
____________________

(1)	“Hybrid” amounts reflect those assets with greater than twelve months to reset.

(2)	“Other” includes COFI, MTA and other indices.

The following analyses of risks are based on our experience, estimates, models and assumptions. They rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing, and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented here in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and caps and float income from custodial accounts associated with our MSR. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the September 30, 2019 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
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

The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at September 30, 2019. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day to day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$(36,806)	$(18,425)	$18,417	$36,834
% change in net interest income (1)	(7.3)%	(3.7)%	3.7%	7.3%
Change in value of financial position:
Available-for-sale securities	$317,439	$150,259	$(176,030)	$(415,719)
As a % of common equity	7.9%	3.7%	(4.4)%	(10.3)%
Mortgage servicing rights	$(285,186)	$(144,881)	$144,705	$283,254
As a % of common equity	(7.1)%	(3.6)%	3.6%	7.0%
Derivatives, net	$53,455	$31,196	$(41,018)	$(90,729)
As a % of common equity	1.3%	0.8%	(1.0)%	(2.3)%
Reverse repurchase agreements	$38	$19	$(19)	$(38)
As a % of common equity	—%	—%	—%	—%
Repurchase agreements	$(27,802)	$(13,901)	$13,901	$27,802
As a % of common equity	(0.7)%	(0.3)%	0.3%	0.7%
Federal Home Loan Bank advances	$(10)	$(5)	$5	$10
As a % of common equity	—%	—%	—%	—%
Revolving credit facilities	$(63)	$(32)	$(31)	$(63)
As a % of common equity	—%	—%	—%	—%
Term notes payable	$(132)	$(66)	$66	$132
As a % of common equity	—%	—%	—%	—%
Convertible senior notes	$(2,812)	$(1,401)	$1,392	$2,774
As a % of common equity	(0.1)%	—%	—%	0.1%
Total Net Assets	$54,927	$21,188	$(57,029)	$(192,577)
As a % of total assets	0.2%	0.1%	(0.2)%	(0.6)%
As a % of common equity	1.4%	0.5%	(1.4)%	(4.8)%
____________________

(1)
Amounts include the effect of interest spread from our interest rate swaps and caps and float income from custodial accounts associated with our MSR, but do not reflect any potential changes to dollar roll income associated with our TBA positions, which are accounted for as derivative instruments in accordance with U.S. GAAP.

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2019. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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
Real estate risk. Residential property values are subject to volatility and may be affected adversely by a number of factors, including national, regional and local economic conditions; local real estate conditions (such as an oversupply of housing); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and natural disasters and other catastrophes. Decreases in property values reduce the value of the collateral for residential mortgage loans and the potential proceeds available to borrowers to repay the loans, which could cause us to suffer losses on our non-Agency securities and may increase costs to service the residential mortgage loans underlying our MSR.
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

Item 4. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective as of September 30, 2019. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report on Form 10-Q, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(b)None.
(c)The Company’s share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of September 30, 2019, we had repurchased 12,069,000 shares under the program for a total cost of $200.4 million. The following table reflects purchases under the plan during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 through July 31, 2019	—	$—	—	25,432,500
August 1, 2019 through August 31, 2019	1,500	12.50	1,500	25,431,000
September 1, 2019 through September 30, 2019	—	—	—	25,431,000
Total	1,500	$12.50	1,500	25,431,000

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
101
Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the three months ended September 30, 2019, filed with the SEC on November 6, 2019, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	November 6, 2019	By:	/s/ Thomas E. Siering
Thomas E. Siering Chief Executive Officer, President and Director (Principal Executive Officer)
Dated:	November 6, 2019	By:	/s/ Mary Riskey
Mary Riskey Chief Financial Officer (Principal Financial and Accounting Officer)