Form 10-K
period 2019-12-31
TWO HARBORS INVESTMENT CORP.
filed 2020-02-26
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.4 billion based on the closing sale price as reported on the NYSE on that date.
As of February 24, 2020, there were 273,627,275 shares of common stock, par value $.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

TWO HARBORS INVESTMENT CORP.
2019 ANNUAL REPORT ON FORM 10-K

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
Our Manager
We are externally managed and advised by PRCM Advisers LLC, or PRCM Advisers, a wholly-owned subsidiary of Pine River Capital Management L.P, or Pine River. Pine River formed PRCM Advisers for the purpose of providing management services to us. PRCM Advisers is responsible for administering our business activities and day-to-day operations. Pursuant to the terms of the management agreement between us and PRCM Advisers, PRCM Advisers provides us with our management team, including our executive officers and support personnel. In addition, PRCM Advisers provides us with a dedicated team of investment professionals and other support. PRCM Advisers is at all times subject to the supervision and oversight of our board of directors. Each of our executive officers is an employee or partner of an affiliate of Pine River; we do not have any employees. We do not pay any of our executive officers cash compensation; rather, we pay PRCM Advisers a base management fee equal to 1.5% per annum of our stockholders’ equity, adjusted to exclude any unrealized gains, losses or other items that do not affect realized net income, among other adjustments, as defined by the management agreement. We also reimburse PRCM Advisers for the allocable share of the compensation paid by Pine River to its personnel serving as our principal financial officer and general counsel and other reimbursable costs under the management agreement. We do not pay PRCM Advisers any incentive-based fees or other incentive-based compensation.

Our dedicated team of investment professionals has broad experience in managing our target assets and has demonstrated the ability to generate attractive risk-adjusted returns under different market conditions and cycles. We have extensive long-term relationships with financial intermediaries, including prime brokers, investment banks, broker-dealers and asset custodians. We believe these relationships enhance our ability to source, finance, protect and hedge our investments and, thus, enable us to succeed in various credit and interest rate environments. We also benefit from our dedicated risk management, accounting, operations, legal, compliance and information technology teams.

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
Important factors, among others, that may affect our actual results include:

•	changes in interest rates and the market value of our target assets;

•	changes in prepayment rates of mortgages underlying our target assets;

•	the occurrence, extent and timing of credit losses within our portfolio;

•	our exposure to adjustable-rate and negative amortization mortgage loans underlying our target assets;

•	the state of the credit markets and other general economic conditions, particularly as they affect the price of earning assets, the credit status of borrowers and home prices;

•	the concentration of the credit risks to which we are exposed;

•	legislative and regulatory actions affecting our business;

•	the availability and cost of our target assets;

•	the availability and cost of financing for our target assets, including repurchase agreement financing, revolving credit facilities, term notes, convertible notes and financing through the FHLB;

•	increases in payment delinquencies and defaults on the mortgages comprising and underlying our target assets;

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
Our dedicated investment team makes investment decisions based on a rigorous asset selection process that takes into consideration a variety of factors, including expected cash yield, risk-adjusted returns, current and projected credit fundamentals, current and projected macroeconomic considerations, current and projected supply and demand, credit and market risk concentration limits, liquidity, cost of financing and financing availability. It is our intention to select our assets in such a way as to maintain our REIT qualification and our exemption from registration under the 1940 Act.
Our Target Assets
Our portfolio can be categorized into two strategies based on investment characteristics, which embodies our hybrid investment approach. Both strategies are managed by our Co-Chief Investment Officers and our resources are allocated and financial performance is assessed on a consolidated basis. The categories and their respective target asset classes are as follows:

•
Rates Strategy - Includes assets that are primarily sensitive to changes in interest rates, prepayments and mortgage spreads, including but not limited to Agency RMBS, MSR and related hedging transactions. These assets have minimal exposure to the underlying credit performance of the investments.

Agency RMBS	Agency RMBS collateralized by fixed rate mortgage loans, adjustable-rate mortgage (or ARM) loans or hybrid mortgage loans, or derivatives thereof, including:
	•	mortgage pass-through certificates;
	•	collateralized mortgage obligations;
	•	uniform mortgage-backed securities;
	•	Freddie Mac gold certificates;
	•	Fannie Mae certificates;
	•	Ginnie Mae certificates;
	•	“to-be-announced” forward contracts, or TBAs, which are pools of mortgages with specific investment terms to be issued by government sponsored entities, or GSEs, at a future date; and
	•	interest-only and inverse interest-only securities.
MSR
The right to control the servicing of mortgage loans, receive the servicing income therefrom and the obligation to service the loans in accordance with relevant standards; the actual servicing functions are outsourced to appropriately licensed third-party subservicers, which service the loans in their own names.

•
Credit Strategy - Includes assets that are primarily sensitive to changes in the credit performance of the underlying collateral, including but not limited to non-Agency securities and related hedging transactions. These assets have interest rate and mortgage spread exposure, although such exposures are not viewed to be the main drivers of performance.

Non-Agency securities	Non-Agency securities collateralized by residential morgtage loans of varying borrower characteristics and payment type.

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
Our Investment Activities
The following is a summary of our investment activities related to the target assets in our rates and credit strategies for the year ended December 31, 2019. We believe our investment model allows management to allocate capital across various sectors within the mortgage market, with a focus on asset selection and the implementation of a relative value investment approach. Our capital allocation decisions factor in the opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, allocation among our target assets reflects management’s flexible approach to investing in the marketplace.
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
We believe MSR are a natural fit for our portfolio over the long term. Our MSR business leverages our core competencies in prepayment and credit risk analytics and the MSR assets provide a hedge to our Agency RMBS, hedging both interest rate and mortgage spread risk. Our goal is to create long-lasting relationships with high quality originators in both flow and bulk acquisitions of MSR.
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
Within the constraints of the foregoing investment guidelines, we have broad authority to select, finance and manage our investment portfolio. As a general matter, our investment strategy is designed to enable us to:

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
Within the requirements of the investment guidelines, we make determinations as to the percentage of our assets that will be invested in each of our target assets. Our investment decisions depend on prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our assets that will be invested in any of our target asset classes at any given time. We believe that the diversification of our portfolio of assets and the flexibility of our strategy, combined with the expertise of our dedicated investment team, will enable us to achieve attractive risk-adjusted total return under a variety of market conditions and economic cycles.
Financing Strategy
We deploy moderate leverage to fund the acquisition of our target assets and increase potential returns to our stockholders. We are not required to maintain any particular leverage ratio. The amount of leverage we deploy for particular investments in our target assets depends upon a variety of factors, including without limitation: general economic, political and financial market conditions; the anticipated liquidity and price volatility of our assets; the gap between the duration of assets and liabilities, including hedges; the availability and cost of financing our assets; our opinion of the credit worthiness of financing counterparties; the health of the U.S. residential mortgage and housing markets; our outlook for the level, slope and volatility of interest rates; the credit quality of the loans underlying our Agency and non-Agency securities; the rating assigned to securities; and our outlook for asset spreads relative to the London Interbank Offered Rate, or LIBOR, curve and benchmark rate curves.
Our primary financing sources for Agency RMBS and non-Agency securities are repurchase agreements and FHLB advances. Repurchase agreements are financings pursuant to which one party, the seller/borrower, sells assets to the repurchase agreement counterparty, the buyer/lender, for an agreed price with the obligation to repurchase the assets from the buyer at a future date and at a price higher than the original purchase price. The amount of financing available under a repurchase agreement is limited to a specified percentage of the estimated market value of the assets. The difference between the sale price and repurchase price is the interest expense of financing under a repurchase agreement. Under repurchase agreement financing arrangements, if the value of the collateral decreases, the buyer could require the seller to provide additional cash collateral to re-establish the ratio of value of the collateral to the amount of borrowing (i.e., a margin call). In the current economic climate, lenders under repurchase agreements generally advance approximately 90% to 97% of the market value of the Agency RMBS financed (a discount from market value, generally referred to as a haircut, of 3% to 10%) and 60% to 80% of the market value of the non-Agency securities financed (i.e., a haircut of 20% to 40%).
To finance MSR, we enter into repurchase agreements, revolving credit facilities and securitization transactions collateralized by the value of the MSR pledged. If the value of our MSR pledged as collateral for the agreements decreases, the respective lender could require us to provide additional collateral to re-establish the ratio of value of the collateral to the amount of the debt outstanding. Due to certain GSE requirements, we may be restricted as to the frequency in which we are able to pledge additional MSR collateral to counterparties. As a result, we may choose to over-collateralize certain repurchase agreements and revolving credit facilities in order to avoid having to provide cash as additional collateral. Lenders generally advance approximately 65% to 70% of the market value of the MSR financed (i.e., a haircut of 30% to 35%).

During the second quarter of 2019, we formed a new trust entity, or the Issuer Trust, for the purpose of financing MSR through securitization. On June 27, 2019, we, through the Issuer Trust, completed an MSR securitization transaction pursuant to which, through two of our wholly owned subsidiaries, MSR is pledged to the Issuer Trust and in return, the Issuer Trust issued (i) an aggregate principal amount of $400.0 million in term notes to qualified institutional buyers and (ii) a variable funding note, or VFN, with a maximum principal balance of $1.0 billion to one of the subsidiaries, in each case secured on a pari passu basis. The term notes bear interest at a rate equal to one-month LIBOR plus 2.80% per annum. The term notes will mature on June 25, 2024 or, if extended pursuant to the terms of the related indenture supplement, June 25, 2026 (unless earlier redeemed in accordance with their terms).
A significant decrease in the advance rate or an increase in the haircut could result in us having to sell assets in order to meet additional margin requirements by the lender. We expect to mitigate our risk of margin calls under financing arrangements by deploying leverage at an amount that is below what could be used under current advance rates.
In order to reduce our exposure to risks associated with lender counterparty concentration, we generally seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At December 31, 2019, we had $29.1 billion of outstanding balances under repurchase agreements with 24 counterparties, with a maximum net exposure (the difference between the amount loaned to us, including interest payable, and the value of the assets pledged by us as collateral, including accrued interest receivable on such assets) to any single lender of $310.1 million, or 6.2% of equity.
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
We use FHLB advances to finance our Agency RMBS. Similar to repurchase agreements, if the value of our assets pledged to the FHLB as collateral for advances decreases, the FHLB could require us to provide additional collateral to re-establish the ratio of value of the collateral to the amount of advances outstanding. The FHLB generally advances approximately 90% to 95% of the market value of the Agency RMBS financed (i.e., a haircut of 5% to 10%).
In January 2016, the Federal Housing Finance Agency, or FHFA, released a final rule regarding membership in the Federal Home Loan Bank system. Among other effects, the ruling excludes captive insurers from membership eligibility, including our subsidiary member, TH Insurance. Since TH Insurance was admitted as a member in 2013, it is eligible for a membership grace period that runs through February 19, 2021, during which new advances or renewals that mature beyond the grace period will be prohibited. However, any existing advances that mature beyond this grace period will be permitted to remain in place subject to their terms insofar as we maintain good standing with the FHLB. If any new advances or renewals occur, TH Insurance’s outstanding advances will be limited to 40% of its total assets.
Interest Rate Hedging and Risk Management Strategy
We may enter into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of our floating-rate borrowings into fixed-rate borrowings to more closely match the duration of our assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (i.e., LIBOR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of our portfolio as well as our cash flows, we may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on the company’s current interest rate risk management strategy, the company has entered into TBAs, put and call options for TBAs, interest rate swap, cap and swaption agreements, U.S. Treasury futures and Markit IOS total return swaps. In addition, because MSR are negative duration assets, they provide a hedge to interest rate exposure on our Agency RMBS portfolio. In hedging interest rate risk, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets, improve risk-adjusted returns and, where possible, obtain a favorable spread between the yield on our assets and the cost of our financing.
Management Agreement
Pursuant to the management agreement between us and PRCM Advisers, PRCM Advisers provides a dedicated team of investment and management professionals to carry out our business strategy as well as operational and administrative infrastructure to support our operations, subject to ongoing oversight by our board of directors. PRCM Advisers is responsible for, among other duties, (i) performing all of our day-to-day functions; (ii) determining investment criteria in conjunction with our board of directors; (iii) sourcing, analyzing and executing investments, asset sales and financings; and (iv) performing asset management duties. Our board of directors is responsible for the oversight and review of PRCM Advisers performance under the management agreement.

The current term of the management agreement expires on October 28, 2020, and will continue to automatically renew thereafter for successive one-year terms unless terminated in accordance with the agreement. The company may elect not to renew the management agreement upon a determination by at least two-thirds of the independent directors, or the holders of a majority of the outstanding shares of common stock (other than those shares held by Pine River or its affiliates), that (i) there has been unsatisfactory performance by PRCM Advisers that is materially detrimental to the company or (ii) the compensation payable to PRCM Advisers is unfair; provided, however, that we shall not have the right to terminate the agreement under clause (ii) if PRCM Advisers agrees to continue to provide the services under the agreement at a reduced fee that at least two-thirds of the independent directors determines to be fair. If we elect not to renew the management agreement pursuant to clauses (i) or (ii) above, notice of termination must be delivered to PRCM Advisers not less than 180 days prior to the expiration of the then existing term, and such notice shall designate an effective termination date that is not less than 180 days from the notice date. Upon the effectiveness of such a termination, we are required to pay a termination fee, or Termination Fee, equal to three times the sum of the average annual base management fee earned by PRCM Advisers during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the effective termination date. We may also terminate the management agreement for cause, as such term is defined in the management agreement, without payment of any Termination Fee. Notice of termination for cause must be delivered not less than 30 days prior to the effective termination date.
PRCM Advisers may terminate the management agreement if we become required to register as an investment company under the 1940 Act, with such termination deemed to occur immediately before such event, and may also decline to renew the management agreement by providing us notice not less than 180 days prior to the expiration of the then existing term; in either case, we would not be required to pay the Termination Fee. PRCM Advisors may also terminate the management agreement for cause upon 60 days’ prior notice upon our material breach of the agreement; in such case, we are required to pay the Termination Fee.
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
In connection with the acquisition of CYS Investments, Inc., or CYS, effective July 31, 2018, the management agreement was amended to (i) reduce the base management fee with respect to the additional equity under management resulting from the merger to 0.75% per annum from the effective time through the first anniversary of the effective time and (ii) for the fiscal quarter in which closing of the merger occurred, to make a one-time downward adjustment of the base management fee for such quarter by $15.0 million and (iii) for the quarter in which the closing of the merger occurred, to make an additional downward adjustment of up to $3.3 million for certain transaction-related expenses.
The resulting amount of stockholders’ equity to be used in the calculation of the base management fee will be adjusted to exclude one-time events pursuant to changes in accounting principles generally accepted in the United States of America, or U.S. GAAP, and certain non-cash items after discussions between PRCM Advisers and our independent directors and approval by a majority of our independent directors. To the extent asset impairments reduce our retained earnings at the end of any completed calendar quarter it will reduce the base management fee for such quarter. Our stockholders’ equity for the purposes of calculating the base management fee could be greater than the amount of stockholders’ equity shown on the consolidated financial statements.
Expense Reimbursement
We reimburse PRCM Advisers for (i) our allocable share of the compensation paid by Pine River to its personnel serving as our principal financial officer and general counsel as well as personnel employed by Pine River as in-house legal, tax, accounting, consulting, auditing, administrative, information technology, valuation, computer programming and development, and other back-office resources to us and (ii) any amounts for personnel of Pine River’s affiliates arising under a shared facilities and services agreement. We also have certain costs allocated to us by PRCM Advisers for data services and technology, but most direct expenses with third-party vendors are paid directly by us.

Operating and Regulatory Structure
Our business is subject to extensive regulation by U.S. federal and state governmental authorities, and self-regulatory organizations. We are required to comply with numerous federal and state laws, including those described below. The laws, rules and regulations comprising this regulatory framework change frequently, as can the interpretation and enforcement of existing laws, rules and regulations. Some of the laws, rules and regulations to which we are subject are intended primarily to safeguard and protect consumers, rather than stockholders or creditors. From time to time, we may receive requests from U.S. federal and state agencies for records, documents and information regarding our policies, procedures and practices regarding our business activities. We incur significant ongoing costs to comply with these regulations.
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
The Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry, including the mortgage industry. The Dodd-Frank Act tasked many agencies with issuing a variety of new regulations, including rules related to mortgage origination, mortgage servicing, securitization transactions and derivatives. The Dodd-Frank Act also created the Consumer Financial Protection Bureau, or the CFPB, which has broad rulemaking authority with respect to many of the federal consumer protection laws applicable to the mortgage industry. In addition to its rulemaking authority, the CFPB has supervision, examination and enforcement authority over consumer financial products and services by certain non-depository institutions, including our company. The CFPB has issued a series of rules as part of ongoing efforts to effect reforms and create uniform standards for the mortgage lending and servicing industries. These mortgage lending rules include requirements addressing how lenders must evaluate a consumer’s ability to repay a mortgage loan and what specific disclosures and communications must be made to consumers at various stages in the mortgage lending process. These rules have led to increased costs to originate and service loans across the mortgage industry, and given their complexity, it is anticipated the originators, servicers and other mortgage industry participants will be exposed to greater regulatory scrutiny from federal and state regulators and increased litigation and complaints from both consumers and government officials.
The Gramm-Leach-Bliley Act imposes obligations on us to safeguard the information we maintain on mortgage loan borrowers, requires that we provide mortgage borrowers with notices describing how we collect, use and share their personal information, and allows mortgage borrowers to “opt-out” of sharing certain information with third parties and affiliates. In addition, certain states have passed a variety of laws to further protect borrower information, including laws that regulate the use and storage of personally identifiable information, require notifications to borrowers if the security of their personal information is breached, or require us to encrypt personal information when it is transmitted electronically. These federal and state laws require ongoing review and changes to our operations, increased compliance costs, and affect our ability to use and share information with third parties.
We have implemented and will continue to implement policies and procedures in order to ensure ongoing compliance with the laws, rules and regulations applicable to our business. We have incurred and expect to incur ongoing operational costs to comply with such laws, rules and regulations.
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
Our results of operations are materially affected by conditions in the residential mortgage and real estate markets, the financial markets and the economy generally. In past years, concerns about the mortgage market, declines in home prices, increases in home foreclosures, high unemployment, the availability and cost of credit and rising government debt levels, as well as inflation, energy costs, global economic lethargy, geopolitical unrest across various regions worldwide, European sovereign debt issues, U.S. budget debates, federal government shutdowns and international trade disputes, have from time to time contributed to increased volatility and uncertainty in the economy and financial markets. More recently, home prices increased modestly in 2019 and are expected to gradually appreciate over the next several years. Credit standards in the mortgage market have eased in recent years, though the availability of credit remains well below levels prior to the 2008 financial crisis. Employment market conditions remain solid as jobless claims, unemployment and payroll data continue to show improvement at this state of the business cycle, although new job creation has yet to generate meaningful wage growth. Adverse developments with respect to any of these market conditions may have an impact on new demand for homes, which may compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates (or losses) and mortgage loan delinquencies. Any stagnation in or deterioration of the residential mortgage or real estate markets may limit our ability to acquire our target assets on attractive terms or cause us to experience losses related to our assets. Declines in the market values of our investments may adversely affect our results of operations and credit availability and cost, which may reduce earnings and, in turn, cash available for distribution to our stockholders.
Actions of the U.S. government, including the U.S. Congress, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, to stabilize or reform the financial markets may not achieve their intended effects and may adversely affect our business.
The U.S. government, including the U.S. Congress, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have from time to time taken actions designed to stabilize and reform the financial markets. In recent years, these activities have included the Federal Reserve providing liquidity to the overnight lending market as well as purchasing Treasury and mortgage bonds in connection with its quantitative easing programs. There can be no assurance as to how, in the long term, actions by the U.S. government will impact the efficiency and stability of the mortgage markets or U.S. financial markets. To the extent the mortgage or financial markets do not respond favorably to any of these actions or such actions do not function as intended, our business may be harmed. In addition, because the programs may be designed, in part, to improve the markets for certain of our target assets, the establishment of these programs may result in increased competition to acquire our target assets or, in the case of government-backed mortgage refinancing and modification programs, may have the effect of reducing the revenues associated with certain of our target assets. We cannot predict whether or when additional government actions or initiatives may occur or the potential impact to our business, operations and financial condition.
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
A number of legislative proposals have been introduced in recent years that would phase out or reform the GSEs. In 2019, the FHFA for the first time released formal objectives calling for the return of Fannie Mae and Freddie Mac to the private sector. It was also announced during the year that Fannie Mae and Freddie Mac will be permitted to retain a combined $45 billion worth of earnings (Fannie Mae will be allowed to retain $25 billion and Freddie Mac $20 billion). This is a modification of the so-called “net worth sweep” provision that has required Fannie Mae and Freddie Mac to deliver nearly all of their profits to the Treasury; the result being that each organization will have the opportunity to build its net worth. It is not possible to predict the scope and nature of the actions that the U.S. government will ultimately take with respect to the GSEs. As a result, market uncertainty with respect to the treatment of the GSEs, including that which may be created by proposed legislation or the eventual adoption of laws affecting the GSEs, could have the effect of reducing the actual or perceived quality of, and therefore the market value for, the Agency RMBS that we currently hold in our portfolio. Moreover, if the guarantee obligations of Freddie Mac or Fannie Mae were repudiated by FHFA, payments of principal and/or interest to holders of Freddie Mac or Fannie Mae securities would be reduced in the event of any borrower's late payments or failure to pay, or a servicer's failure to remit, borrower payments to the trust. In that case, trust administration and servicing fees could be paid from mortgage payments prior to distributions to holders of agency securities. Any actual direct compensatory damages owed due to the repudiation of Freddie Mac or Fannie Mae's guarantee obligations may not be sufficient to offset any shortfalls experienced by holders of agency securities.
All of the foregoing could materially adversely affect the availability, pricing, liquidity, market value and financing of our target assets and materially adversely affect our business, operations and financial condition.
We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations.
We operate in a highly regulated environment and are subject to the rules, regulations, approvals, licensing, reporting and examination requirements of various federal and state authorities. Any change in applicable federal or state laws, rules and regulations, or the interpretation or enforcement thereof, could have a substantial impact on our assets, operating expenses, business strategies and results of operations. Our inability or failure to comply with the rules, regulations or reporting requirements, to obtain or maintain approvals and licenses applicable to our businesses, or to satisfy annual or periodic examinations may impact our ability to do business and expose us to fines, penalties or other claims and, as a result, could harm our business. Additionally, legislation and regulations may be enacted or adopted in the future that could significantly affect our business and operations, which could have a material adverse effect on our financial condition and results of operations.
The Dodd-Frank Act and regulations implementing such legislation have had a substantial impact on the mortgage industry and the MBS markets; these regulations as well as new or modified regulations implemented under Dodd-Frank may have an adverse impact on our business, results of operations and financial condition.
On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which changed the regulation of financial institutions and the financial services industry, including the mortgage industry. The Dodd-Frank Act tasked many agencies with issuing a variety of new regulations, including rules related to mortgage origination, mortgage servicing, securitization transactions and derivatives. In 2018, President Trump signed into law legislation that rolled back key provisions of the Act, easing mortgage regulations on small- and medium-sized lenders. It is not possible to predict how additional regulatory changes under or the further repeal of any provisions of the Dodd-Frank Act will affect our business, and there can be no assurance that new or revised rules and regulations will not have an adverse effect on our business, results of operations and financial condition.
The Dodd-Frank Act created the CFPB, which is responsible for regulating the offering and provision of financial products and services for personal, family and household purposes. In addition to exercising consumer financial protection functions under certain enumerated financial protection statutes, such as the Truth in Lending Act (TILA) and Real Estate Settlement Procedures Act (RESPA), the CFPB has broad rule-making and enforcement authority to protect consumers from unfair, deceptive or abusive acts and practices. The CFPB has issued a series of rules as part of ongoing efforts to effect reforms and create uniform standards for the mortgage lending and servicing industries. These mortgage lending rules include requirements addressing how lenders must evaluate a consumer’s ability to repay a mortgage loan and what specific disclosures and communications must be made to consumers at various stages in the mortgage lending process.
Mortgage servicing rules promulgated by the CFPB include provisions relating to periodic billing statements and disclosures, responding to borrower inquiries and complaints, maintenance of consumer account records, lender-placed insurance, and adjustable rate mortgage interest rate adjustment notices. Further, the mortgage servicing rules require servicers to, among other things, make good faith early intervention efforts to notify delinquent borrowers of loss mitigation options, to implement specified loss mitigation procedures, and if feasible, exhaust all loss mitigation options before proceeding to foreclosure. They also impact the manner in which servicers are required to communicate with borrowers who are in bankruptcy or have applied for loss mitigation, and also provide additional protections for successors in interest. In addition, in May 2019, the CFPB published proposed regulations to implement the Fair Debt Collection Practices Act (“FDCPA”). Although the FDCPA was passed in 1977, until the Dodd-Frank Act became effective, no federal agency had explicit authority to promulgate regulations under the FDCPA. The proposed regulations are not yet final, however, they are expected to impact mortgage servicers in multiple ways, including by specifying how newer communications technologies such as text, email, voice and chat messages may and may not be used to communicate with consumers, requiring additional disclosures and limiting consumer contact in specific ways.
The foregoing rules have led to or will lead to increased costs to originate and service loans across the mortgage industry, and given their complexity, originators, servicers and other mortgage industry participants have been exposed to greater regulatory scrutiny from federal and state regulators, as well as increased litigation and complaints from consumers and government officials.
We have incurred and expect to incur in the future operational and system costs necessary to maintain processes to ensure compliance with the rules and regulations applicable to us as well as to monitor compliance by our business partners. Additional rules and regulations implemented by the CFPB, as well as any changes to existing rules as a result of the CFPB’s periodic reassessment of established regulations, could lead to changes in the way we conduct our business and increased costs of compliance, both of which may have an adverse impact on our business and financial condition.
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
We have established and maintain risk management policies and procedures designed to identify, monitor and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk and liquidity risk, as well as operational and compliance risks related to our business, assets and liabilities. These policies and procedures may not sufficiently identify all of the risks to which we are or may become exposed or mitigate the risks we have identified. Any expansion of our business activities may result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks. Alternatively, any narrowing of our business activities may increase the concentration of our exposure to certain types of risk. Any failure to effectively identify and mitigate the risks to which we are exposed could have an adverse effect on our business, results of operations and financial condition.
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
As described above, we intend to conduct operations so that we are not required to register as an investment company under the 1940 Act. Although we monitor our portfolio and our activities periodically, there can be no assurance that we will be able to maintain our exemption from investment company registration under the 1940 Act. The SEC has previously solicited public comment on a wide range of issues relating to the exemptions set forth in Section 3(c)(5)(C) of the 1940 Act, including what types of assets should be deemed qualifying interests and whether REITs that invest in RMBS should be regulated in a manner similar to investment companies. Although we believe that we are properly relying on Section 3(c)(5)(C) to exempt us from regulation under the 1940 Act, any modifications to the 1940 Act exemption rules or interpretations may require us to change our business and operations in order for us to continue to rely on such exemption. Additionally, any uncertainty regarding our 1940 Act exemption could negatively impact our ability to raise capital, borrow money, or engage in certain other types of business transactions, which could materially and adversely affect our business, operations and financial condition. There can be no assurance that the rules, regulations and interpretations governing the exemptions available under the 1940 Act will not change in a manner that adversely affects our operations. If we were no longer able to qualify for exemptions from registration under the 1940 Act, we could be required to restructure our activities or the activities of our subsidiaries, including effecting sales of assets in a manner that, or at a time when, we would not otherwise choose, which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions. Such sales could occur during adverse market conditions, and we could be forced to accept prices below that which we believe are appropriate. The loss of our 1940 Act exemptions may also result in a default under or permit certain of our counterparties to terminate the many repurchase agreements, financing facilities or other agreements we have in place, including permitting PRCM Advisers to terminate our management agreement. The termination of any of these agreements could result in a material adverse effect on our business and results of operations.
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
Any illiquidity in our assets may make it difficult for us to sell such assets if the need or desire arises. Unlike equity securities, bonds or other exchange-traded instruments with highly liquid markets, the ability to quickly sell certain of our target assets, such as certain securities and MSR, may be constrained by a number of factors, including a small number of willing buyers, lack of transparency as to current market terms and price, and time delays resulting from the buyer’s desire to conduct due diligence on the assets, negotiation of a purchase and sale agreement, compliance with any applicable contractual or regulatory requirements, and for certain assets like MSR, operational and compliance considerations, including the need for certain approvals from the investor in the underlying mortgage loan (e.g., Fannie Mae or Freddie Mac), all of which can result in a sale process that takes several weeks or months. Moreover, certain of our assets may not be registered under the relevant securities laws, resulting in prohibitions against their transfer, sale, pledge or their disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws. Consequently, even if we identify a buyer for certain of our securities and MSR, there is no assurance that we would be able to sell such assets in a timely manner if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may be forced to sell our assets at a price that is significantly less than the value at which we previously attributed to such assets.
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
We use leverage to finance many of our investments and to enhance our financial returns. Our primary source of leverage is short-term repurchase agreement financing for our Agency RMBS and non-Agency securities. We also use revolving credit facilities, repurchase agreements and term notes payable to finance MSR. Other sources of leverage may include credit facilities (including term loans, revolving facilities and FHLB advances) as well as the public issuance of debt securities.
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
We may be required to post large amounts of cash as collateral or margin to secure our leveraged positions. In the event of a sudden, precipitous drop in value of our financed assets, we might not be able to liquidate assets quickly enough to repay our borrowings, further magnifying losses. Even a small decrease in the value of a leveraged asset may require us to post additional margin or cash collateral. This may adversely affect our financial condition and results of operations and decrease the cash available to us for distributions to stockholders.
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
Our ability to efficiently access financing through our repurchase agreements may be adversely impacted by counterparty requirements regarding the type of assets that may be sold and the timing and process for such sales. In order for us to borrow funds under our repurchase agreements, counterparties must first review the assets for which we are seeking financing and approve such assets in their sole discretion. This review and approval process may delay the timing in which funding may be provided, or preclude funding altogether. For MSR, delays may also occur due to the need to obtain GSE approval of the collateral to be posted, the need for third-party valuations of the MSR collateral or the agreement of the relevant servicing party to be party to the financing agreement.
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
Although we generally seek to reduce our exposure to lender concentration-related risk by entering into repurchase agreements and other credit facilities with multiple counterparties, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. To the extent that the number of or net exposure under our lending arrangements may become concentrated with one or more lenders, the adverse impacts of defaults or terminations by such lenders may be significantly greater. As of December 31, 2019, lenders for whom our net exposure (generally, the value of assets sold under repurchase agreements or posted as loan collateral, less the amount of the associated liabilities) exceeded 5% of stockholders’ equity included the Royal Bank of Canada. See Note 10 - Repurchase Agreements and Note 12 - Federal Home Loan Bank of Des Moines Advances to the consolidated financial statements, included in this Annual Report on Form 10-K, for additional information.
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
Computer malware, viruses, hacking and phishing attacks have become more prevalent and sophisticated in recent years and we are from time to time the target of attempted cyber threats. We continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Despite these security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, disrupt our trading activities or damage our reputation, which could have a material adverse effect on our financial results and negatively affect the market price of our common stock and our ability to pay dividends to stockholders.
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
The occurrence of natural disasters, terrorist attacks or a significant adverse climate changes may cause a sudden decrease in the value of real estate in the area or areas affected and would likely reduce the value of the properties securing the mortgages collateralizing our non-Agency securities or underlying our MSR. Because certain natural disasters may not be covered by the standard hazard insurance policies maintained by borrowers (such as hurricanes or certain flooding), or the proceeds payable under any such policy may not be sufficient to cover the related repairs, the affected borrowers may have to pay for any repairs themselves. Under these circumstances, borrowers may decide not to repair their property or may stop paying their mortgages. This would likely cause defaults and credit loss severities to increase and would negatively impact our securities and MSR portfolios.

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
For example, any legislation or regulation intended to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans, including those underlying our Agency RMBS, non-Agency securities and MSR. Mortgage servicers may be required or otherwise incentivized by the Federal or state governments to pursue actions designed to assist mortgagors, such as loan modifications, forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. Similarly, legislation delaying the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limiting the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans may also reduce the value of mortgage loans underlying our Agency RMBS and non-Agency securities. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a consequence of the foregoing matters, our business, financial condition and results of operations may be adversely affected.
In addition, in connection with our ownership of MSR, we possess personally identifiable information that is shared with third-party service providers, including our mortgage servicers, as required or permitted by law. In the event the information technology networks and infrastructure of our third-party service providers is breached, we may be liable for losses suffered by individuals whose personal information is stolen as a result of such breach and any such liability could be material. Even if we are not liable for such losses, any breach of these third-party systems could expose us to material costs related to notifying affected individuals or other parties and providing credit monitoring services, as well as to regulatory fines or penalties. In addition, any breach of these systems could disrupt our normal business operations and expose us to reputational damage or adversely impact our financial condition and results of operations.
We may be subject to fines, penalties or other enforcement actions based on the conduct of third-party mortgage loan servicers who service the loans underlying the MSR we acquire or our failure to conduct appropriate oversight of these servicers, which could adversely impact our results of operations, financial condition and business.
We contract with third-party mortgage loan servicers to perform the actual day-to-day servicing obligations on the mortgage loans underlying our MSR. We and the mortgage loan servicers operate in a highly regulated industry and are required to comply with various federal, state and local laws and regulations, including the obligation to oversee our third-party mortgage servicers to assess their compliance with these laws and regulations. Although the servicing activity is conducted primarily in the name of the mortgage loan servicers, to the extent these servicers fail to comply with applicable laws and regulations, we could be subject to governmental actions such as denial, suspension or revocation of licenses, be fined or otherwise subject to regulatory enforcement action, or incur losses or be subject to lawsuits, any of which could adversely impact our business, financial condition, results of operations and our ability to make distributions to our stockholders. While some of these laws and regulations may not explicitly hold us responsible for the legal violations of third-party servicers, federal and state agencies have increasingly sought to impose such liability. Accordingly, the conduct of third-party mortgage loan servicers or our failure to adequately oversee their compliance with these laws and regulations may subject us to increased regulatory risk and could result in regulatory fines, penalties, civil liabilities or other limitations in our ability to acquire and manage MSR. Further, it is possible that a third-party servicer’s failure to comply with new and evolving servicing rules or standards could adversely affect the value of our MSR.
A failure to protect our reputation could adversely affect our businesses.
Our reputation is critical to the success of our business. Damage to our reputation may arise from numerous sources, including legal or regulatory actions, failing to deliver minimum or required standards of service, compliance failures, perceived or actual weakness in our financial condition, technological or other security breaches or misconduct on the part of our manager or third-party service providers. In addition, adverse developments with respect to our industry generally or with respect to one or more of our competitors may also, by association, negatively impact our reputation. Negative perceptions or publicity regarding the foregoing matters could lead to difficulties in developing and maintaining relationships with our business counterparties, limit the sources of available funding and/or result in additional legal and regulatory scrutiny, all of which could adversely impact our business and results of operations.
Our ability to own and manage MSR is subject to terms and conditions established by the GSEs, which are subject to change.
Our subsidiary’s continued approval from the GSEs to own and manage MSR is subject to compliance with each of their respective selling and servicing guidelines, minimum capital requirements and other conditions they may impose from time to time at their discretion. Failure to meet such guidelines and conditions could result in the unilateral termination of our subsidiary’s approved status by one or more GSEs. In addition, the implementation of more restrictive or operationally intensive guidance may increase the costs associated with owning and managing MSR as well as our ability to finance MSR.
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
Our securitization activities expose us to risk of litigation, which may materially and adversely affect our business and financial condition.
In connection with our securitization transactions, we prepare disclosure documentation, including term sheets and offering memorandums, which contain disclosures regarding the securitization transactions and the assets securitized. If our disclosure documentation is alleged or found to contain inaccuracies or omissions, we may be liable under federal securities laws, state securities laws or other applicable laws for damages to third parties that invest in these securitization transactions, including in circumstances in which we relied on a third party in preparing accurate disclosures, or we may incur other expenses and costs in connection with disputing these allegations or settling claims. We have also sold or contributed residential mortgage loans to third parties who, in turn, securitize those loans. In these circumstances, we may have also prepared disclosure documentation, including documentation that is included in term sheets and offering memorandums relating to those securitization transactions. We could be liable under federal securities laws, state securities laws, or other applicable laws for damages to third parties that invest in these securitization transactions, including liability for disclosures prepared by third parties or with respect to loans that we did not sell or contribute to the securitization.
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
In connection with our prior securitization transactions and with the sales of our MSR and other assets from time to time, we may have been or may be required to make representations and warranties to the purchasers of the assets regarding certain characteristics of those assets. If our representations and warranties are inaccurate, we may be obligated to repurchase the assets, which may result in a loss. Even if we obtain representations and warranties from the parties from whom we acquired the asset, as applicable, they may not correspond with the representations and warranties we make or may otherwise not protect us from losses. Additionally, the loan originator or other parties from whom we acquired the MSR may be insolvent or otherwise unable to honor their respective indemnification or repurchase obligations for breaches of representation and warranties. For example, if representations and warranties we obtain from those parties do not exactly align with the representations and warranties we make, or if the representations and warranties made to us are not enforceable or if we cannot collect damages for a breach (e.g., due to the financial condition of the party that made the representation or warranty to us or statutes of limitations), we may incur losses.
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
With respect to our securities portfolio, typically the value of a mortgage-backed security includes market assumptions regarding the speed at which the underlying mortgages will be prepaid. Faster than expected prepayments could adversely affect our profitability, including in the following ways:
•We may purchase securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we may pay a premium over the par value to acquire the security. In accordance with U.S. GAAP, we may amortize this premium over the estimated term of the security. If the security is prepaid in whole or in part prior to its maturity date, however, we may be required to expense the premium that was prepaid at the time of the prepayment.
•A substantial portion of our adjustable-rate Agency RMBS and non-Agency securities may bear interest rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an adjustable-rate security is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, we will have held that security while it was least profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.
•If we are unable to acquire new Agency RMBS and non-Agency securities similar to the prepaid security, our financial condition, results of operations and cash flows would suffer.
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

Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the Agency RMBS purchase for a forward settlement date under TBA contract are priced at a premium to Agency RMBS for settlement in the current month. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division (“MBSD”) of the FICC, we are subject to margin calls on our TBA contracts. Further, our prime brokerage agreements may require us to post additional margin above the levels established by the MBSD. Negative carry income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our financial condition and results of operations.
We acquire RMBS collateralized by subprime mortgage loans, which are subject to increased risks.
Among other assets, we acquire RMBS backed by collateral pools of subprime mortgage loans, which are mortgage loans that have been originated using underwriting standards that are less conservative than those used in underwriting prime mortgage loans (mortgage loans that generally conform to GSE underwriting guidelines) and Alt-A mortgage loans (mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to GSE underwriting guidelines and generally allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation). These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in the past experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and may in the future experience delinquency, foreclosure, bankruptcy and loss rates that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. In acquiring these assets, we endeavor to factor the risk of losses on the underlying mortgages into the purchase price of the asset. If we underestimate those losses, however, the performance of RMBS backed by subprime mortgage loans that we acquire could be adversely affected, which could adversely affect our results of operations, financial condition and business.
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

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. For example, the Federal Reserve made several cuts to the federal funds target rate in 2019, following several years of gradual increases. We cannot predict the impact that recent rate cuts, or any future actions or non-actions with respect to the federal funds rate, may have on the markets or the economy. Interest rate fluctuations present a variety of risks, including the risk of a narrowing of the difference between asset yields and borrowing rates, flattening or inversion of the yield curve and fluctuating prepayment rates.
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
Deficiencies in servicing and foreclosure practices among servicers of residential mortgage loans have raised and may in the future raise concerns relating to such practices, including the improper execution of the documents used in foreclosure proceedings (so-called “robo signing”), inadequate documentation of transfers and registrations of mortgages and assignments of loans, improper handling of loss mitigation for mortgagors who fall behind in their payments, violations of representations and warranties at the date of securitization and failure to enforce put-backs. The integrity of the servicing and foreclosure processes is critical to the value of our Agency RMBS, non-Agency securities and MSR, and our financial results could be adversely affected by deficiencies in the conduct of those processes. For example, delays in the foreclosure process that may result from improper servicing practices may adversely affect the values of, and our losses on, our mortgage-related assets. Foreclosure delays may also increase the administrative expenses of the securitization trusts for non-Agency securities or result in the curtailment of payments to the GSEs, thereby resulting in additional expense and reducing the amount of funds available for distribution to investors. In addition, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of credit support available for any senior classes we own, thus possibly adversely affecting these securities.

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
We have no employees. Instead, we are reliant on the employees provided to us by PRCM Advisers, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. PRCM Advisers may not have sufficient access to Pine River’s employees, systems and facilities in order to comply with its obligations under the management agreement. We are also subject to the risk that PRCM Advisers will terminate the management agreement and that no suitable replacement will be found.
The current term of the management agreement expires on October 28, 2020 and will automatically renew for successive one-year terms unless terminated by us or PRCM Advisers as set forth in the management agreement. If the management agreement is terminated and no suitable replacement is found to manage Two Harbors or we are unable to hire our own qualified employees, we may not be able to continue to execute our business plan.
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
We are subject to conflicts of interest arising out of our relationship with Pine River and its affiliates, including PRCM Advisers. PRCM Advisers is wholly owned by Pine River. Thomas Siering (a director, and our Chief Executive Officer and President) is a partner and owner of equity interests in Pine River. All of our other executive officers are employees of Pine River. The management agreement with PRCM Advisers was negotiated between related parties, and its terms, including fees payable to PRCM Advisers, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with PRCM Advisers.
The management agreement with PRCM Advisers does not prevent PRCM Advisers and its affiliates from engaging in additional management or investment opportunities. Pine River and its affiliates, including PRCM Advisers, may engage in additional management or investment opportunities that have overlapping objectives with us, and thus face conflicts in the allocation of resources between us, any other funds they manage and for their own accounts. For example, Pine River serves as the external manager for Granite Point Mortgage Trust Inc. (NYSE: GPMT) (“Granite Point”). In 2017, we contributed our commercial real estate business to Granite Point and subsequently distributed to our common stockholders the shares of Granite Point common stock that we received in connection with that contribution. Thomas Siering serves as a director of Granite Point, and a number of Pine River non-investment personnel who provide services to Two Harbors have also continued to provide support to Granite Point’s operations.
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
The loss of our access to Pine River’s investment professionals and principals may adversely affect our ability to achieve our investment objectives and to execute our business plan.
We depend on PRCM Advisers’ access, through a shared facilities and services agreement, to the investment professionals and principals of Pine River and the information opportunities generated by Pine River’s investment professionals and principals. These investment professionals and principals evaluate, negotiate, structure, close and monitor our investments and our financing activities and we depend on their continued service. The loss of access to these investment professionals or principals, whether through their departure from Pine River or the termination of our management agreement, could have a material adverse effect on our ability to achieve our investment objectives and to execute our business plan. In addition, the individual agreements these investment professionals and principals have with Pine River contain non-solicitation, confidentiality and, with respect to our Chief Executive Officer, non-competition provisions that may prohibit or otherwise restrict their ability to support Two Harbors in the event of a termination of our management agreement. We cannot assure you that PRCM Advisers will remain as Two Harbors’ manager, that Pine River will continue to be able to support our business and operations consistent with historical practice or that we will continue to have access to Pine River’s investment professionals or principals.
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
Termination of the management agreement with PRCM Advisers may be difficult and costly. We have the right to terminate for cause; however, the term “cause” is limited to certain specifically described circumstances. In the absence of cause, we may elect not to renew the management agreement upon the vote of at least two-thirds of all of our independent directors or by a vote of the holders of a majority of the outstanding shares of our common stock, and only for the reasons set forth in the management contract. Additionally, in the event we elect not to renew the management agreement (or upon a termination by PRCM Advisers due to our material breach), the management agreement requires us to pay PRCM Advisers a termination payment equal to three times the sum of the average annual base management fee received by PRCM Advisers during the 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter. Further, in the event of a termination of the management agreement whether for cause or our election not to renew, it may be difficult or costly to replace certain intellectual property, systems, facilities or other services that have been historically provided by or contracted through Pine River that are necessary or desirable to execute our business plan.
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
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, shall be the sole and exclusive forum for the following: any derivative action or proceeding brought on behalf of the corporation; any action asserting a claim of breach of any duty owed by any of our directors, officers or other employees to the corporation or to our stockholders; any action asserting a claim against the corporation or any of our directors, officers or other employees arising pursuant to any provision of the MGCL or our charter or bylaws; or any action asserting a claim against the corporation or any of our directors, officers or other employees that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
Risks Related to Our Securities
Future issuances and sales of shares of our common stock may depress the market price of our common stock or have adverse consequences for our stockholders.
We have 450,000,000 authorized shares of common stock and we may increase our authorized common stock without stockholder approval. As of December 31, 2019, 272,935,731 shares of common stock were issued and outstanding. In May 2015, our stockholders approved our Second Restated 2009 Equity Incentive Plan, or the Plan, which provides for grants of restricted common stock and other equity-based awards, subject to a ceiling of 6,500,000 shares available for issuance under the Plan. As of December 31, 2019, an aggregate of 1,713,651 shares of common stock remained available for issuance to our independent directors and Pine River employees pursuant to the Plan. Additionally, shares of our common stock have also been reserved for issuance in connection with the conversion of our 6.25% convertible senior notes due January 2022 and our Series A, Series B, Series C, Series D and Series E preferred stock.
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
In order to grow our business, we may rely on additional issuances of securities which may rank senior and/or be dilutive to our stockholders. For example, our senior unsecured notes due January 2022 are convertible into shares of our common stock at the election of the noteholder, and our Series A, Series B Series C, Series D and Series E preferred shares may be converted into shares of our common stock following the occurrence of certain events, as set forth in the Articles Supplementary for each series. Any election by noteholders or preferred stockholders to convert their notes or preferred shares into shares of our common stock will dilute the interests of other common stockholders. In addition, upon liquidation, holders of our debt securities would receive a distribution of our available assets before holders of our shares.

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
In order to continue to qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and designated real estate assets, including certain mortgage loans and shares in other REITs. Subject to certain exceptions, our ownership of securities, other than government securities and securities that constitute real estate assets, generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets, other than government securities and securities that constitute real estate assets, can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more TRSs, and no more than 25% of the value of our total assets can consist of debt of “publicly offered” REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act) that is not secured by real property or interests in real property. If we fail to comply with these requirements at the end of any calendar quarter, we must generally correct such failure within 30 days after the end of such calendar quarter to avoid losing our REIT qualification. As a result, we may be required to liquidate otherwise profitable assets prematurely, which could reduce our return on assets, which could adversely affect our results of operations and financial condition.
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
The REIT provisions of the Code may limit our ability to hedge our assets and liabilities. Any income from a hedging transaction will not constitute gross income for purposes of the 75% or 95% gross income test if we properly identify the transaction as specified in applicable Treasury Regulations and we enter into such transaction (i) in the normal course of our business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets or (ii) primarily to manage risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests. In addition, income from certain new hedging transactions that counteract prior qualifying hedging transactions described in (i) and (ii) above may not constitute gross income for purposes of the 75% and 95% gross income tests if we properly identify the new hedging transaction as specified in applicable Treasury Regulations. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of these gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs, generally, will not provide any tax benefit, except for being carried forward against future taxable income in the TRSs.
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

Our qualification as a REIT may depend on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets we acquire, including with respect to the treatment of our TBA securities and transactions for tax purposes and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax..
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
We may utilize TBAs as a means of investing and financing Agency RMBS. There is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test. We intend to treat our TBAs as qualifying assets for purposes of the 75% asset test, to the extent set forth in an opinion from Sidley Austin LLP substantially to the effect that, for purposes of the 75% asset test, our ownership of TBAs should be treated as ownership of the underlying Agency RMBSs, and to treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, to the extent set forth in an opinion from Sidley Austin LLP substantially to the effect that, for purposes of the 75% gross income test, any gain recognized by us in connection with the settlement of our TBAs should be treated as gain from the sale or disposition of the underlying Agency RMBS. Such opinions of counsel are not binding on the IRS, and there can be no assurance that the IRS will not successfully challenge the conclusions set forth therein. In addition, the opinion of Sidley Austin LLP is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. If the IRS were to successfully challenge the opinion of Sidley Austin LLP, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.
Our ownership of, and relationship with, our TRSs will be restricted and a failure to comply with the restrictions would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying REIT income if earned directly by the parent REIT. Both the TRS and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. The value of our interests in and thus the amount of assets held in a TRS may also be restricted by our need to qualify for an exclusion from regulation as an investment company under the Investment Company Act.
Any domestic TRS we own or may form will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
We expect that the aggregate value of all TRS stock and securities owned by us should be less than 20% of the value of our total assets. Although we monitor our investments in and transactions with TRSs, there can be no assurance that we will be able to comply with the limitation on the value of our TRSs discussed above or to avoid application of the 100% excise tax discussed above.
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
The Tax Cuts and Jobs Act of 2017, or TCJA made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Pursuant to the TCJA, as of January 1, 2018, the highest marginal individual income tax rate is reduced to 37%. In addition, individuals, estates and trusts may deduct up to 20% of certain pass-through income, including ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income,” subject to complex limitations. For taxpayers qualifying for the full deduction, the effective maximum tax rate on ordinary REIT dividends would be 29.6% (through taxable years ending in 2025). The maximum rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests is also reduced from 35% to 21%. There can be no assurance as to how these or any other tax rate changes in the future will impact the attractiveness of an investment in our shares or the value of our securities.
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
In connection with our acquisition of CYS, we assumed, based on public filings, that CYS has qualified as a REIT for U.S. federal income tax purposes prior to the completion of the merger pursuant to that certain Agreement and Plan of Merger, dated April 25, 2018, by and among us, Eiger Merger Subsidiary LLC, or Merger Sub, and CYS pursuant to which, on July 31, 2018,

Merger Sub merged with and into CYS, with CYS continuing as the surviving corporation. This merger resulted in CYS becoming our indirect, wholly owned subsidiary. However, if CYS failed to qualify as a REIT, we generally would succeed to or incur significant tax liabilities (including the significant tax liability that would result from the deemed sale of assets by CYS pursuant to the merger), and we could possibly lose our REIT status should disqualifying activities continue after the acquisition.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease and/or sublease administrative office space in New York, Minnesota, Florida and Massachusetts. We do not own, lease or utilize any physical properties that would be considered material to our business and operations.

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

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information
Our common stock is listed on the NYSE under the symbol “TWO”. As of February 24, 2020, 273,627,275 shares of common stock were issued and outstanding.

Holders
As of February 20, 2020, there were 621 registered holders and approximately 119,567 beneficial owners of our common stock.

Dividends
We have historically paid dividends on our common stock. All dividend distributions are authorized by our board of directors, in its discretion, and will depend on such items as our REIT taxable earnings, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on our common stock. Dividends cannot be paid on our common stock unless we have paid full cumulative dividends on all classes of our preferred stock. We have paid full cumulative dividends on all classes of our preferred stock from the respective dates of issuance through December 31, 2019. We intend to continue to pay quarterly dividends on our common stock and to distribute to our common stockholders as dividends 100% of our REIT taxable income,on an annual basis.
We have not established a minimum dividend distribution level for our common stock. See Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Annual Report on Form 10-K for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends in 2020 and thereafter.
Our stock transfer agent and registrar is Equiniti Trust Company. Requests for information from Equiniti Trust Company can be sent to Equiniti Trust Company, P.O. Box 64856, St. Paul, MN 55164-0856 and their telephone number is 1-800-468-9716.

Securities Authorized for Issuance under Equity Compensation Plans
Our Second Restated 2009 Equity Incentive Plan was adopted by our board of directors and approved by our stockholders for the purpose of enabling us to provide equity compensation to attract and retain qualified directors, officers, advisers, consultants and other personnel, including affiliates and personnel of PRCM Advisers and its affiliates, and any joint venture affiliates of ours. The Plan is administered by the compensation committee of our board of directors and permits the granting of restricted shares of common stock, phantom shares, dividend equivalent rights and other equity-based awards. For a detailed description of the Plan, see Note 18 - Equity Incentive Plan of the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.
The following table presents certain information about the Plan as of December 31, 2019:

	December 31, 2019
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders (1)	—	$—	1,713,651
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	1,713,651
___________________

(1)	For a detailed description of the Plan, see Note 18 - Equity Incentive Plan of the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

Performance Graph
The following graph compares the stockholder’s cumulative total return, assuming $100 invested at December 31, 2014, with all reinvestment of dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor’s 500 Stock Index, or S&P 500; and (iii) the stocks included in the Bloomberg REIT Mortgage Index.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Two Harbors Investment Corp.,
S&P 500 and Bloomberg REIT Mortgage Index

	December 31,
Index	2019	2018	2017	2016	2015
Two Harbors Investment Corp.	$165.05	$122.72	$137.09	$108.40	$90.23
S&P 500	$208.05	$132.19	$138.26	$113.49	$101.37
Bloomberg REIT Mortgage Index	$154.54	$128.65	$132.51	$110.18	$90.11

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our board of directors has adopted a share repurchase program that allows for the repurchase of up to an aggregate of 37,500,000 shares of our common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of December 31, 2019, a total of 12,069,000 shares had been repurchased under the program for an aggregate cost of $200.4 million. We did not repurchase shares during the three months ended December 31, 2019.

Item 6. Selected Financial Data
Our selected financial data set forth below should be read in conjunction with our consolidated financial statements and the accompanying notes included under Item 8 of this Annual Report on Form 10-K. Certain amounts for prior periods have been reclassified to conform to the 2019 presentation. All per share amounts and common shares outstanding for all periods presented have been adjusted on a retroactive basis to reflect the one-for-two reverse stock split effected on November 1, 2017.

(in thousands)	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Interest income:
Available-for-sale securities	$962,283	$847,325	$631,853	$414,050	$458,515
Residential mortgage loans held-for-investment in securitization trusts	—	—	102,886	133,993	95,740
Other	32,407	22,707	10,350	27,037	38,624
Total interest income	994,690	870,032	745,089	575,080	592,879
Interest expense:
Repurchase agreements	654,280	469,437	210,430	88,850	72,653
Collateralized borrowings in securitization trusts	—	—	82,573	97,729	57,216
Federal Home Loan Bank advances	10,920	20,417	36,911	26,101	11,921
Revolving credit facilities	19,354	10,820	2,341	604	—
Term notes payable	10,708	—	—	—	—
Convertible senior notes	19,067	18,997	17,933	—	—
Total interest expense	714,329	519,671	350,188	213,284	141,790
Net interest income	280,361	350,361	394,901	361,796	451,089
Other-than-temporary impairment losses	(14,312)	(470)	(789)	(1,822)	(535)
Other income (loss):
Gain (loss) on investment securities	280,118	(341,312)	(34,695)	(107,374)	363,379
Servicing income	501,612	343,096	209,065	143,579	127,398
Loss on servicing asset	(697,659)	(69,033)	(91,033)	(83,531)	(99,584)
(Loss) gain on interest rate swap, cap and swaption agreements	(108,289)	16,043	(9,753)	45,371	(210,621)
Gain (loss) on other derivative instruments	259,998	(54,857)	(70,159)	99,379	(5,049)
Other income (loss)	337	3,037	30,141	9,964	(7,686)
Total other income (loss)	236,117	(103,026)	33,566	107,388	167,837
Expenses:
Management fees	60,102	30,272	40,472	39,261	49,116
Servicing expenses	74,607	61,136	35,289	32,119	28,028
Securitization deal costs	—	—	—	6,152	8,971
Other operating expenses	57,055	62,983	54,160	56,605	56,764
Acquisition transaction costs	—	86,703	—	—	—
Restructuring charges	—	8,238	—	2,990	—
Total expenses	191,764	249,332	129,921	137,127	142,879
Income (loss) from continuing operations before income taxes	310,402	(2,467)	297,757	330,235	475,512
(Benefit from) provision for income taxes	(13,560)	41,823	(10,482)	12,314	(16,560)
Net income (loss) from continuing operations	323,962	(44,290)	308,239	317,921	492,072
Income from discontinued operations, net of tax	—	—	44,146	35,357	138
Net income (loss)	323,962	(44,290)	352,385	353,278	492,210
Income from discontinued operations attributable to noncontrolling interest	—	—	3,814	—	—
Net income (loss) attributable to Two Harbors Investment Corp.	323,962	(44,290)	348,571	353,278	492,210
Dividends on preferred stock	75,801	65,395	25,122	—	—
Net income (loss) attributable to common stockholders	$248,161	$(109,685)	$323,449	$353,278	$492,210

(in thousands, except share data)	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Basic earnings (loss) per weighted average share:
Continuing operations	$0.93	$(0.53)	$1.62	$1.83	$2.70
Discontinued operations	—	—	0.23	0.20	—
Net income (loss)	$0.93	$(0.53)	$1.85	$2.03	$2.70
Diluted earnings (loss) per weighted average share:
Continuing operations	$0.93	$(0.53)	$1.60	$1.83	$2.70
Discontinued operations	—	—	0.21	0.20	—
Net income (loss)	$0.93	$(0.53)	$1.81	$2.03	$2.70
Dividends declared per common share	$1.67	$1.88	$2.01	$1.86	$2.08
Weighted average number of shares of common stock:
Basic	267,826,739	206,020,502	174,433,999	174,036,852	182,623,869
Diluted	267,826,739	206,020,502	188,133,341	174,036,852	182,623,869
Comprehensive income (loss):
Net income (loss)	$323,962	$(44,290)	$352,385	$353,278	$492,210
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net	578,583	(233,914)	135,586	(159,834)	(496,728)
Other comprehensive income (loss)	578,583	(233,914)	135,586	(159,834)	(496,728)
Comprehensive income (loss)	902,545	(278,204)	487,971	193,444	(4,518)
Comprehensive income attributable to noncontrolling interest	—	—	3,814	—	—
Comprehensive income (loss) attributable to Two Harbors Investment Corp.	902,545	(278,204)	484,157	193,444	(4,518)
Dividends on preferred stock	75,801	65,395	25,122	—	—
Comprehensive income (loss) attributable to common stockholders	$826,744	$(343,599)	$459,035	$193,444	$(4,518)

	At December 31,
(in thousands)	2019	2018	2017	2016	2015
Available-for-sale securities	$31,406,328	$25,552,604	$21,220,819	$13,116,171	$7,825,320
Mortgage servicing rights	$1,909,444	$1,993,440	$1,086,717	$693,815	$493,688
Total assets	$35,921,622	$30,132,479	$24,789,313	$20,112,056	$14,575,772
Repurchase agreements	$29,147,463	$23,133,476	$8,865,184	$8,865,184	$4,948,926
Federal Home Loan Bank advances	$210,000	$865,024	$1,215,024	$4,000,000	$3,785,000
Total stockholders’ equity	$4,970,466	$4,254,489	$3,571,424	$3,401,112	$3,576,561

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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
Within our MSR business, we purchase the right to control the servicing of residential mortgage loans and the obligation to service the loans in accordance with relevant standards from high-quality originators. We do not directly service the mortgage loans underlying the MSR we acquire; rather, we contract with appropriately licensed third-party subservicers to handle substantially all servicing functions in the name of the subservicer.
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

We believe our investment model allows management to allocate capital across various sectors within the mortgage market, with a focus on asset selection and the implementation of a relative value investment approach. In making our capital allocation decisions, we take into consideration a number of factors, including the opportunities available in the marketplace, the cost and availability of financing, and the cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, capital allocation reflects management’s flexible approach to investing in the marketplace. The following table provides our capital allocation in each of our investment strategies as of December 31, 2019 and the four immediately preceding quarter-ends:

	Capital Allocations(1) as of
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Rates strategy	78%	79%	76%	77%	74%
Credit strategy	22%	21%	24%	23%	26%
____________________

(1)
Capital allocation percentages reflect management’s assessment regarding the extent to which each asset class contributes to total portfolio risk. Does not represent funding allocation or balance sheet financing of such assets.

As our capital allocation shifts, our annualized yields and cost of financing will also shift. At December 31, 2019, our capital allocation was 78% to our rates strategy and 22% to our credit strategy. Going forward, we intend to allocate capital to the most attractive investment opportunities in our target asset classes. We do not have a fixed allocation target between our rates and credit strategies. Our investment decisions are not driven solely by annualized yields, but rather a multitude of macroeconomic drivers, including market environments and their respective impacts (e.g., uncertainty of prepayment speeds, extension risk and credit events).
For the three months ended December 31, 2019, our net yield realized on the portfolio was slightly higher than the prior quarter, but lower than recent periods due to purchases of lower coupon/sales of higher coupon Agency RMBS and higher prepays on Agency RMBS, offset by a decrease in our cost of financing due to decreases in LIBOR. The following table provides the average annualized yield on our assets, including Agency RMBS, non-Agency securities and MSR for the three months ended December 31, 2019, and the four immediately preceding quarters:

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Average annualized portfolio yield (1)	3.54%	3.67%	3.93%	4.25%	4.14%
Cost of financing (2)	2.35%	2.51%	2.55%	2.47%	2.53%
Net portfolio yield	1.19%	1.16%	1.38%	1.78%	1.61%
____________________

(1)
Average annualized yield includes interest income on Agency RMBS and non-Agency securities and servicing income, net of amortization and servicing expenses on MSR and incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.

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

Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while non-Agency securities and MSR, with less liquidity and/or more exposure to credit risk and prepayment, utilize lower levels of leverage. As a result, our debt-to-equity ratio is determined by our portfolio mix as well as many additional factors, including the liquidity of our portfolio, the availability and price of our financing, the diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. Over the past several quarters, we have generally maintained a debt-to-equity ratio range of 5.0 to 6.0 times to finance our securities portfolio and MSR, on a fully deployed capital basis. Our debt-to-equity ratio is directly correlated to the composition of our portfolio; specifically, the higher percentage of Agency RMBS we hold, the higher our debt-to-equity ratio is, while the higher percentage of non-Agency securities and MSR we hold, the lower our debt-to-equity ratio is. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from offerings we conduct. As we allocate capital toward Agency RMBS and deploy financing on MSR, our debt-to-equity ratio may increase beyond 6.0 times in the future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Repurchase Agreements” for further discussion.
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

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our consolidated balance sheets and statements of comprehensive income (loss) are significantly affected by fluctuations in market prices. At December 31, 2019, approximately 93.3% of our total assets, or $33.5 billion, consisted of financial instruments recorded at fair value. See Note 10 - Fair Value to the consolidated financial statements, included in this Annual Report on Form 10-K, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices.
Any temporary change in the fair value of our available-for-sale, or AFS, securities, excluding certain Agency interest-only mortgage-backed securities, is recorded as a component of accumulated other comprehensive income and does not impact our earnings. Our reported earnings (loss) for U.S. GAAP purposes, or GAAP net income (loss), is affected, however, by fluctuations in market prices on the remainder of our financial assets and liabilities recorded at fair value, including interest rate swap, cap and swaption agreements and certain other derivative instruments (i.e., TBAs, put and call options for TBAs, U.S. Treasury futures, Markit IOS total return swaps and inverse interest-only securities), which are accounted for as derivative trading instruments under U.S. GAAP, Agency interest-only mortgage-backed securities and MSR.

We have numerous internal controls in place to help ensure the appropriateness of fair value measurements. Significant fair value measures are subject to detailed analytics and management review and approval. Our entire investment portfolio reported at fair value is priced by third-party brokers and/or by independent pricing vendors. We generally receive three or more broker and vendor quotes on pass-through Agency RMBS, and generally receive multiple broker or vendor quotes on all other securities, including interest-only Agency RMBS, inverse interest-only Agency RMBS, and non-Agency securities. We also receive three vendor quotes for the MSR in our investment portfolio. For Agency RMBS, the third-party pricing vendors and brokers use pricing models that commonly incorporate such factors as coupons, primary and secondary mortgage rates, rate reset periods, issuer, prepayment speeds, credit enhancements and expected life of the security. For non-Agency securities, the third-party pricing vendors utilize both observable and unobservable inputs such as pool-specific characteristics (e.g., loan age, loan size, credit quality of borrowers, vintage, servicer quality), floating rate indices, prepayment and default assumptions, and recent trading of the same or similar securities. For MSR, vendors use pricing models that generally incorporate observable inputs such as principal balance, note rate, geographical location, loan-to-value (LTV) ratios, FICO, appraised value and other loan characteristics, along with observed market yields and trading levels. Pricing vendors will customarily incorporate loan servicing cost, servicing fee, ancillary income, and earnings rate on escrow as observable inputs. Unobservable or model-driven inputs include forecast cumulative defaults, default curve, forecast loss severity and forecast voluntary prepayment.
We evaluate the prices we receive from both third-party brokers and pricing vendors by comparing those prices to actual purchase and sale transactions, our internally modeled prices calculated based on market observable rates and credit spreads, and to each other both in current and prior periods. We review and may challenge valuations from third-party brokers and pricing vendors to ensure that such quotes and valuations are indicative of fair value as a result of this analysis. We then estimate the fair value of each security based upon the median of the final broker quotes received, and we estimate the fair value of MSR based upon the average of prices received from third-party vendors, subject to internally-established hierarchy and override procedures.
We utilize “bid side” pricing for our Agency RMBS and non-Agency securities and, as a result, certain assets, especially the most recent purchases, may realize a markdown due to the “bid-offer” spread. To the extent that this occurs, any economic effect of this would be reflected in accumulated other comprehensive income.
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. The Company classified 6.0% of its total assets as Level 3 fair value assets at December 31, 2019.

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
The methods used by us to estimate fair value for AFS securities and MSR may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe that our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We use inputs that are current as of the measurement date, which in periods of market dislocation, may have reduced transparency.
Classification and Valuation of Available-for-Sale Securities
Our securities investments consist primarily of Agency RMBS and non-Agency securities that we classify as available-for-sale, or AFS. All assets classified as AFS, excluding certain Agency interest-only mortgage-backed securities, are reported at estimated fair value with changes in fair value included in accumulated other comprehensive income, a separate component of stockholders’ equity, on an after-tax basis. On July 1, 2015, we elected the fair value option for Agency interest-only securities acquired on or after such date. All Agency interest-only securities acquired on or after July 1, 2015 are carried at estimated fair value with changes in fair value recorded as a component of gain (loss) on investment securities in the consolidated statements of comprehensive income (loss).

When the estimated fair value of an AFS security is less than amortized cost, we consider whether there is an other-than-temporary impairment in the value of the security that is required to be recognized in GAAP net income (loss). The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to whether we (i) have the intent to sell the investment securities, (ii) are more likely than not to be required to sell the investment securities before recovery, or (iii) do not expect to recover the entire amortized cost basis of the investment securities. Investments with unrealized losses are not considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the amortized cost basis of the investments. If an impairment is determined to be solely driven by the inability to fully recover the entire amortized cost basis over the remaining life of the security, the security is further analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, is then recognized in GAAP net income (loss), while the balance of impairment related to other factors is recognized in other comprehensive income (loss).
Classification and Valuation of Mortgage Servicing Rights
We account for our MSR at fair value, with changes in fair value recorded in GAAP net income (loss), rather than at amortized cost. Fair value is generally determined based on prices obtained from third-party pricing vendors. Although MSR transactions are observable in the marketplace, the details of those transactions are not necessarily reflective of the value of our MSR portfolio. Third-party vendors use both observable market data and unobservable market data (including prepayment speeds, delinquency levels, discount rates and cost to service) as inputs into models, which help to inform their best estimates of fair value market price.
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
Derivatives are primarily used for hedging purposes rather than speculation. We utilize third-party pricing vendors and broker quotes to value our financial derivative instruments. If our hedging activities do not achieve their desired results, our reported GAAP net income (loss) may be adversely affected.

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

Market Conditions and Outlook
2019 delivered a significant drop in interest rates across the curve. In addition, the Federal Reserve, or Fed, cut interest rates three times during the year, moving from a stance of patience and neutrality to one more concerned with sustaining economic expansion. Worries about a global slowdown in GDP growth and the effect of trade wars were present throughout the year, and realized and implied volatilities increased sharply. Primary mortgage rates also moved lower, which had multiple effects on Agency RMBS including increased prepayment expectations and current coupon spread widening. At the same time, higher coupon RMBS performed well, as did prepay-protected securities.
The repo markets made headlines during the last half of the year. In response to the spike in overnight rates in September, the Fed established a series of term and overnight repo operations, and also began a series of Treasury bill purchases to rebuild its balance sheet and add reserves to the system. While rates remained elevated during the fourth quarter of 2019, the Fed’s actions clearly stabilized the market. This was on display on the final day of the year, when overnight repo rates cleared below the Fed’s target, which is highly unusual. Given the Fed’s strong response, our expectation is that the funding markets will normalize over time.
In mortgage credit, home price appreciation has remained solid with around 3-4% growth year-over-year, and expectations are for continued slow but increasing home prices. We believe that increasing housing affordability can be a significant driver of total return performance for our legacy assets. While 10-year Treasury rates have fluctuated in a 200 basis point range since 2014, the effects of mortgage rates and income growth have conspired to keep overall affordability in a narrow range.
We believe our blended Agency and non-Agency securities portfolio and our investing expertise, as well as our operational capabilities to invest in MSR, will allow us to better navigate the dynamic mortgage market while future regulatory and policy activities take shape. Having a diversified portfolio allows us to mitigate a variety of risks, including interest rate and RMBS spread volatility.

The following table provides the carrying value of our investment portfolio by product type:

(dollars in thousands)	December 31, 2019		December 31, 2018
Agency
Fixed Rate	$27,763,471	83.2%	$21,665,960	78.5%
Hybrid ARM	14,584	—%	19,073	0.1%
Total Agency	27,778,055	83.2%	21,685,033	78.6%
Agency Derivatives	68,925	0.2%	70,257	0.2%
Non-Agency
Senior	3,073,098	9.2%	2,854,731	10.3%
Mezzanine	480,765	1.5%	928,632	3.4%
Interest-only securities	74,410	0.2%	84,208	0.3%
Total Non-Agency	3,628,273	10.9%	3,867,571	14.0%
Mortgage servicing rights	1,909,444	5.7%	1,993,440	7.2%
Total	$33,384,697		$27,616,301

Prepayment speeds and volatility due to interest rates
Our Agency RMBS portfolio is subject to inherent prepayment risk. We seek to offset a portion of our Agency pool exposure to prepayment speeds through our MSR and interest-only Agency RMBS portfolios. Generally, a decline in interest rates that leads to rising prepayment speeds will cause the market value of our RMBS purchased at a discount (including interest-only securities) and MSR to deteriorate, and our RMBS purchased at a premium to increase. The inverse relationship occurs when interest rates increase and prepayments slow. The low interest rate environment is expected to persist in the near term. However, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, could cause prepayment speeds to increase on many RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios, including an overall faster prepayment environment.
The following table provides the three-month weighted average constant prepayment rate, or CPR, on our investment portfolio by type for the three months ended December 31, 2019, and the four immediately preceding quarters:

	Three Months Ended
Weighted Average CPR	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Agency RMBS	14.3%	13.4%	10.1%	6.5%	6.8%
Non-Agency securities	6.4%	5.9%	5.3%	4.9%	5.1%
Mortgage servicing rights	20.8%	20.5%	13.7%	7.7%	7.3%

Although we are unable to predict the movement in interest rates in 2020 and beyond, our diversified portfolio management strategy is intended to generate attractive yields with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.
Our Agency RMBS are collateralized by pools of fixed-rate mortgage loans and hybrid adjustable-rate mortgage loans, or hybrid ARMs, which are mortgage loans that have interest rates that are fixed for an initial period and adjustable thereafter. Our Agency portfolio also includes securities with implicit or explicit prepayment protection, including lower loan balances (securities collateralized by loans of less than $200,000 in initial principal balance), higher LTVs (securities collateralized by loans with LTVs greater than or equal to 80%), certain geographic concentrations and lower FICO scores. Our overall allocation of Agency RMBS and holdings of pools with specific characteristics are viewed in the context of our aggregate rates strategy, including MSR and related derivative hedging instruments. Additionally, the selection of securities with certain attributes is driven by the perceived relative value of the securities, which factors in the opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, Agency RMBS capital allocation reflects management’s flexible approach to investing in the marketplace.

The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	December 31, 2019
(dollars in thousands)	Principal/ Current Face	Carrying Value	% of Agency Portfolio	Weighted Average CPR	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
3.0%	$6,034,075	$6,168,095	22.1%	3.3%	98.3%	3.8%	$6,169,224	3
3.5%	6,174,872	6,451,660	23.2%	7.0%	100.0%	4.3%	6,386,051	7
4.0%	8,455,585	8,993,011	32.3%	19.4%	100.0%	4.6%	8,808,458	25
4.5%	4,714,844	5,082,166	18.3%	25.2%	100.0%	5.0%	4,942,234	20
≥ 5%	741,000	813,503	2.9%	23.5%	100.0%	5.8%	786,727	48
	26,120,376	27,508,435	98.8%	14.4%	99.6%	4.5%	27,092,694	16
Other P&I	119,168	133,436	0.5%	7.3%	0.3%	6.7%	133,174	210
Interest-only	2,601,693	136,184	0.5%	10.9%	—%	4.4%	169,811	104
Agency Derivatives	397,137	68,925	0.2%	12.3%	—%	6.7%	56,959	184
Total Agency RMBS	$29,238,374	$27,846,980	100.0%		98.4%		$27,452,638

	December 31, 2018
(dollars in thousands)	Principal/ Current Face	Carrying Value	% of Agency Portfolio	Weighted Average CPR	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
3.0%	$3,255	$3,200	—%	2.0%	100.0%	3.6%	$3,314	47
3.5%	231,068	231,321	1.1%	6.6%	100.0%	4.1%	232,200	19
4.0%	8,640,859	8,846,367	40.7%	7.2%	83.0%	4.4%	9,047,282	22
4.5%	10,237,108	10,686,699	49.1%	6.3%	99.0%	5.0%	10,765,144	16
≥ 5%	1,367,700	1,452,170	6.7%	7.1%	74.4%	5.8%	1,449,256	24
	20,479,990	21,219,757	97.6%	6.7%	90.7%	4.8%	21,497,196	19
Other P&I	295,800	289,860	1.3%	9.6%	0.3%	5.7%	291,290	151
Interest-only	3,115,967	175,416	0.8%	9.3%	—%	4.5%	209,901	92
Agency Derivatives	476,299	70,257	0.3%	11.9%	—%	6.7%	69,496	173
Total Agency RMBS	$24,368,056	$21,755,290	100.0%		88.4%		$22,067,883

Our non-Agency securities yields are expected to increase if prepayment rates on such assets exceed our prepayment assumptions. To the extent that prepayment speeds increase due to macroeconomic factors, we expect to benefit from the ability to recognize the income from the heavily discounted prices that principally arose from credit or payment default expectations.

The following tables provide net unamortized discount/premium information on our non-Agency securities portfolio:

	December 31, 2019
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost
Principal and interest securities
Senior	$4,861,854	$8,966	$(445,566)	$(1,594,480)	$2,830,774
Mezzanine	636,800	14	(114,574)	(117,471)	404,769
Total P&I securities	5,498,654	8,980	(560,140)	(1,711,951)	3,235,543
Interest-only	4,356,603	79,935	—	—	79,935
Total Non-Agency	$9,855,257	$88,915	$(560,140)	$(1,711,951)	$3,315,478

	December 31, 2018
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost
Principal and interest securities
Senior	$4,227,631	$5,381	$(477,682)	$(1,204,325)	$2,551,005
Mezzanine	1,132,493	1,301	(216,437)	(118,437)	798,920
Total P&I securities	5,360,124	6,682	(694,119)	(1,322,762)	3,349,925
Interest-only	5,137,169	83,846	—	—	83,846
Total Non-Agency	$10,497,293	$90,528	$(694,119)	$(1,322,762)	$3,433,771

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
As of December 31, 2019, we had entered into repurchase agreements with 47 counterparties, 24 of which had outstanding balances at December 31, 2019. In addition, we held long-term secured advances from the FHLB, short- and long-term borrowings under revolving credit facilities, long-term term notes payable and long-term unsecured convertible senior notes. As of December 31, 2019, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 6.1:1.0.

As of December 31, 2019, we held $558.1 million in cash and cash equivalents, approximately $1.3 million of unpledged Agency securities and derivatives and $1.6 billion of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $1.2 billion. As of December 31, 2019, we held approximately $354.6 million of unpledged MSR. Overall, we had unused borrowing capacity on MSR financing facilities of $1.2 billion. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided or the inability to meet lenders’ eligibility requirements for specific types of asset classes. If borrowing rates and collateral requirements change in the near term, we believe we are subject to less earnings volatility than if we carried higher leverage.
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
Proposed changes to LIBOR
LIBOR is used extensively in the U.S. and globally as a “benchmark” or “reference rate” for various commercial and financial contracts, including corporate and municipal bonds and loans, floating rate mortgages, asset-backed securities, consumer loans, and interest rate swaps and other derivatives. It is expected that a number of private-sector banks currently reporting information used to set LIBOR will stop doing so after 2021 when their current reporting commitment ends, which could either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality has degraded to the degree that it is no longer representative of its underlying market. The U.S. and other countries are currently working to replace LIBOR with alternative reference rates. In the U.S., the Alternative Reference Rates Committee, or ARRC, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for U.S. dollar-based LIBOR.  SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Some market participants may continue to explore whether other U.S. dollar-based reference rates would be more appropriate for certain types of instruments. The ARRC has proposed a paced market transition plan to SOFR, and various organizations are currently working on industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity, evaluating the related risks and our exposure.

Summary of Results of Operations and Financial Condition
Our GAAP net income attributable to common stockholders was $115.8 million and $248.2 million ($0.41 and $0.93 per diluted weighted average share) for the three and twelve months ended December 31, 2019, as compared to GAAP net loss attributable to common stockholders of $573.5 million and $109.7 million ($(2.31) and $(0.53) per diluted weighted average share) for the three and twelve months ended December 31, 2018.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding Agency interest-only securities, do not impact our GAAP net income (loss) or taxable income but are recognized on our consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” For the three and twelve months ended December 31, 2019, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $59.0 million and net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $578.6 million, respectively. This, combined with GAAP net income attributable to common stockholders of $115.8 million and $248.2 million, resulted in comprehensive income attributable to common stockholders of $56.8 million and $826.7 million for the three and twelve months ended December 31, 2019, respectively. For the three and twelve months ended December 31, 2018, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $265.5 million and net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax were $233.9 million, respectively. This, combined with GAAP net loss attributable to common stockholders of $573.5 million and $109.7 million, resulted in comprehensive loss attributable to common stockholders of $307.9 million and $343.6 million for the three and twelve months ended December 31, 2018, respectively.
Our book value per common share for U.S. GAAP purposes was $14.54 at December 31, 2019, an increase from $13.11 book value per common share at December 31, 2018. During this twelve month period, we issued 24,439,436 shares of common stock for net proceeds of $336.3 million and recognized comprehensive income attributable to common stockholders of $826.7 million, which drove the overall increase in book value in excess of the total distributions paid to common and preferred stockholders during the year.

The following tables present the components of our comprehensive income (loss) for the three and twelve months ended December 31, 2019 and 2018, and the twelve months ended December 31, 2017:

(in thousands, except share data)	Three Months Ended		Year Ended
Income Statement Data:	December 31,		December 31,
	2019	2018	2019	2018	2017
	(unaudited)
Interest income:
Available-for-sale securities	$230,567	$242,535	$962,283	$847,325	$631,853
Residential mortgage loans held-for-investment in securitization trusts	—	—	—	—	102,886
Other	7,871	9,420	32,407	22,707	10,350
Total interest income	238,438	251,955	994,690	870,032	745,089
Interest expense:
Repurchase agreements	152,919	146,702	654,280	469,437	210,430
Collateralized borrowings in securitization trusts	—	—	—	—	82,573
Federal Home Loan Bank advances	514	5,762	10,920	20,417	36,911
Revolving credit facilities	4,038	5,044	19,354	10,820	2,341
Term notes payable	5,002	—	10,708	—	—
Convertible senior notes	4,811	4,793	19,067	18,997	17,933
Total interest expense	167,284	162,301	714,329	519,671	350,188
Net interest income	71,154	89,654	280,361	350,361	394,901
Other-than-temporary impairment losses	(3,308)	(107)	(14,312)	(470)	(789)
Other income (loss):
Gain (loss) on investment securities	28,141	(245,763)	280,118	(341,312)	(34,695)
Servicing income	127,690	104,623	501,612	343,096	209,065
Loss on servicing asset	(21,739)	(171,284)	(697,659)	(69,033)	(91,033)
(Loss) gain on interest rate swap, cap and swaption agreements	(6,875)	(239,492)	(108,289)	16,043	(9,753)
(Loss) gain on other derivative instruments	(10,800)	(39,122)	259,998	(54,857)	(70,159)
Other income	60	342	337	3,037	30,141
Total other income (loss)	116,477	(590,696)	236,117	(103,026)	33,566
Expenses:
Management fees	17,546	12,152	60,102	30,272	40,472
Servicing expenses	20,253	18,610	74,607	61,136	35,289
Other operating expenses	14,142	15,943	57,055	62,983	54,160
Acquisition transaction costs	—	—	—	86,703
Restructuring charges	—	—	—	8,238	—
Total expenses	51,941	46,705	191,764	249,332	129,921
Income (loss) before income taxes	132,382	(547,854)	310,402	(2,467)	297,757
(Benefit from) provision for income taxes	(2,372)	6,681	(13,560)	41,823	(10,482)
Net income (loss) from continuing operations	134,754	(554,535)	323,962	(44,290)	308,239
Income from discontinued operations, net of tax	—	—	—	—	44,146
Net income (loss)	134,754	(554,535)	323,962	(44,290)	352,385
Income from discontinued operations attributable to noncontrolling interest	—	—	—	—	3,814
Net income (loss) attributable to Two Harbors Investment Corp.	134,754	(554,535)	323,962	(44,290)	348,571
Dividends on preferred stock	18,950	18,950	75,801	65,395	25,122
Net income (loss) attributable to common stockholders	$115,804	$(573,485)	$248,161	$(109,685)	$323,449

(in thousands)	Three Months Ended		Year Ended
Income Statement Data:	December 31,		December 31,
	2019	2018	2019	2018	2017
	(unaudited)
Basic earnings (loss) per weighted average share:
Continuing operations	$0.42	$(2.31)	$0.93	$(0.53)	$1.62
Discontinued operations	—	—	—	—	0.23
Net income (loss)	$0.42	$(2.31)	$0.93	$(0.53)	$1.85
Diluted earnings (loss) per weighted average share:
Continuing operations	$0.41	$(2.31)	$0.93	$(0.53)	$1.60
Discontinued operations	—	—	—	—	0.21
Net income (loss)	$0.41	$(2.31)	$0.93	$(0.53)	$1.81
Dividends declared per common share	$0.40	$0.47	$1.67	$1.88	$2.01
Weighted average number of shares of common stock:
Basic	272,906,815	248,081,168	267,826,739	206,020,502	174,433,999
Diluted	291,070,864	248,081,168	267,826,739	206,020,502	188,133,341
Comprehensive income (loss):
Net income (loss)	$134,754	$(554,535)	$323,962	$(44,290)	$352,385
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(58,954)	265,546	578,583	(233,914)	135,586
Other comprehensive (loss) income	(58,954)	265,546	578,583	(233,914)	135,586
Comprehensive income (loss)	75,800	(288,989)	902,545	(278,204)	$487,971
Comprehensive income attributable to noncontrolling interest	—	—	—	—	3,814
Comprehensive income (loss) attributable to Two Harbors Investment Corp.	75,800	(288,989)	902,545	(278,204)	484,157
Dividends on preferred stock	18,950	18,950	75,801	65,395	25,122
Comprehensive income (loss) attributable to common stockholders	$56,850	$(307,939)	$826,744	$(343,599)	$459,035

(in thousands)	December 31, 2019	December 31, 2018
Balance Sheet Data:

Available-for-sale securities	$31,406,328	$25,552,604
Mortgage servicing rights	$1,909,444	$1,993,440
Total assets	$35,921,622	$30,132,479
Repurchase agreements	$29,147,463	$23,133,476
Federal Home Loan Bank advances	$210,000	$865,024
Revolving credit facilities	$300,000	$310,000
Term notes payable	$394,502	$—
Convertible senior notes	$284,954	$283,856
Total stockholders’ equity	$4,970,466	$4,254,489

Results of Operations
The following analysis focuses on financial results during the three and twelve months ended December 31, 2019 and 2018. The analysis of our financial results during the three and twelve months ended December 31, 2018 and 2017 is omitted from this Form 10-K and included in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Interest Income
Interest income decreased from $252.0 million for the three months ended December 31, 2018 to $238.4 million for the same period in 2019 due to purchases of lower coupon Agency RMBS, sales of higher coupon Agency RMBS and higher prepayments on Agency RMBS with unamortized premium. Interest income increased from $870.0 million for the year ended December 31, 2018 to $994.7 million for the same period in 2019 due to the growth of our Agency RMBS portfolio.
Interest Expense
Interest expense increased from $162.3 million and $519.7 million for the three and twelve months ended December 31, 2018, respectively, to $167.3 million and $714.3 million for the same periods in 2019 due to increased financing on AFS securities and on MSR due to portfolio growth, and the MSR securitization completed in 2019.
Net Interest Income
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by liability and/or collateral type, and net interest income and average annualized net interest rate spread for the three and twelve months ended December 31, 2019 and 2018:

	Three Months Ended December 31, 2019			Year Ended December 31, 2019
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Agency available-for-sale securities	$24,694,426	$178,621	2.9%	$23,593,771	$763,601	3.2%
Non-Agency available-for-sale securities	3,300,836	51,946	6.3%	3,278,228	198,682	6.1%
Other	9,308	7,871	4.2%	15,530	32,407	4.6%
Total interest income/net asset yield	$28,004,570	$238,438	3.4%	$26,887,529	$994,690	3.7%
Interest-bearing liabilities
Repurchase agreements, FHLB advances, revolving credit facilities and term notes payable collateralized by:
Agency available-for-sale securities	$24,728,724	$137,919	2.2%	$23,018,643	$583,646	2.5%
Non-Agency available-for-sale securities	1,598,573	12,179	3.0%	1,909,564	67,442	3.5%
Agency derivatives (3)	50,263	359	2.9%	47,824	1,556	3.3%
Mortgage servicing rights (4)	956,985	12,016	5.0%	807,486	42,618	5.3%
Other unassignable
Convertible senior notes	284,848	4,811	6.8%	284,413	19,067	6.7%
Total interest expense/cost of funds	$27,619,393	167,284	2.4%	$26,067,930	714,329	2.7%
Net interest income/spread (5)		$71,154	1.0%		$280,361	1.0%

	Three Months Ended December 31, 2018			Year Ended December 31, 2018
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Agency available-for-sale securities	$21,401,757	$176,997	3.3%	$19,782,775	$620,581	3.1%
Non-Agency available-for-sale securities	3,405,550	65,538	7.7%	2,935,601	226,743	7.7%
Other	28,551	9,420	4.0%	30,148	22,707	4.2%
Total interest income/net asset yield	$24,835,858	$251,955	4.1%	$22,748,524	$870,031	3.8%
Interest-bearing liabilities
Repurchase agreements, FHLB advances, revolving credit facilities and term notes payable collateralized by:
Agency available-for-sale securities	$19,796,348	$125,014	2.5%	$18,603,631	$396,786	2.1%
Non-Agency available-for-sale securities	2,569,298	23,802	3.7%	2,278,651	79,772	3.5%
Agency derivatives (3)	48,018	404	3.4%	56,393	1,650	2.9%
Mortgage servicing rights (4)	579,348	8,288	5.7%	407,085	22,466	5.5%
Other unassignable
Convertible senior notes	283,755	4,793	6.8%	283,347	18,997	6.7%
Total interest expense/cost of funds	$23,276,767	162,301	2.8%	$21,629,107	519,671	2.4%
Net interest income/spread (5)		$89,654	1.3%		$350,360	1.4%
____________________

(1)	Average asset balance represents average amortized cost on AFS securities and Agency Derivatives.

(2)
Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps and caps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap, cap and swaption agreements in the consolidated statements of comprehensive income (loss). For the three and twelve months ended December 31, 2019, our total average cost of funds on the assets assigned as collateral for borrowings shown in the table above, including interest spread expense associated with interest rate swaps and caps, was 2.4% and 2.5%, respectively, compared to 2.5% and 2.2% for the same periods in 2018.

(3)	Yields on Agency Derivatives not shown as interest income is included in gain (loss) on other derivative instruments in the consolidated statements of comprehensive income (loss).

(4)	Yields on mortgage servicing rights not shown as these assets do not earn interest.

(5)
Net interest spread does not include the accrual and settlement of interest associated with interest rate swaps and caps. In accordance with U.S. GAAP, those costs are included in gain (loss) on interest rate swap, cap and swaption agreements in the consolidated statements of comprehensive income (loss). For the three and twelve months ended December 31, 2019, our total average net interest rate spread on the assets and liabilities shown in the table above, including interest spread expense associated with interest rate swaps and caps, was 0.9% and 1.1%, respectively, compared to 1.4% and 1.6% for the same periods in 2018.

As previously discussed, our yields and cost of funds are impacted by changes in market interest rates and spreads as well as changes in the mix of our portfolio and financing sources. Interest rates steadily increased throughout the year ended December 31, 2018 and remained generally flat throughout the first quarter of 2019. In the second quarter of 2019, interest rates began decreasing in anticipation of a rate cut by the Fed, which made its first rate cut of the year in August. The Fed subsequently made two more rate cuts in 2019 until rates stabilized toward the end of the year.
The decrease in yields on Agency AFS securities for the three and twelve months ended December 31, 2019, as compared to the same periods in 2018, was predominantly driven by purchases of pools with lower yields and sales of pools with higher yields. The decrease in cost of funds associated with the financing of Agency AFS securities for the three months ended December 31, 2019, as compared to the same period in 2018, was the result of a decrease in average LIBOR through the respective periods. The increase in cost of funds associated with the financing of Agency AFS securities for the year ended December 31, 2019, as compared to the same period in 2018, was primarily the result of the elevated repo/LIBOR spreads that persisted throughout the latter half of 2019.
The decrease in yields on non-Agency securities for the three and twelve months ended December 31, 2019, as compared to the same periods in 2018, was driven by purchases of non-Agency securities at lower yields than our existing portfolio and the sale of higher yield bonds that we believed had realized their upside potential. The decrease in cost of funds associated with the financing of non-Agency AFS securities for the three and twelve months ended December 31, 2019, as compared to the same periods in 2018, was the result of lower borrowing spreads on the lower yielding securities.

The decrease in cost of funds associated with the financing of Agency Derivatives for the three months ended December 31, 2019, as compared to the same period in 2018, was the result of a decrease in average LIBOR through the respective periods. The increase in cost of funds associated with the financing of Agency Derivatives for the year ended December 31, 2019, as compared to the same period in 2018, was primarily the result of the elevated repo/LIBOR spreads that persisted throughout the latter half of 2019.
The decrease in cost of funds associated with the financing of MSR for the three and twelve months ended December 31, 2019, as compared to the same periods in 2018, was the result of the issuance of term notes payable in June 2019, which incur lower amortization of deferred debt issuance costs due to their longer term to maturity and the write off of unamortized issuance costs related to the termination of a financing facility and generally better financing terms offered by counterparties.
Our convertible senior notes are unsecured and pay interest semiannually at a rate of 6.25% per annum. The cost of funds associated with our convertible senior notes for the three and twelve months ended December 31, 2019, as compared to the same periods in 2018, was consistent.
The following tables present the components of the yield earned by investment type on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three and twelve months ended December 31, 2019 and 2018:

	Three Months Ended December 31, 2019			Year Ended December 31, 2019
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	3.9%	4.4%	4.0%	4.1%	4.7%	4.2%
Net (premium amortization) discount accretion	(1.0)%	1.9%	(0.7)%	(0.9)%	1.4%	(0.6)%
Net yield (2)	2.9%	6.3%	3.3%	3.2%	6.1%	3.6%

	Three Months Ended December 31, 2018			Year Ended December 31, 2018
	Agency (1)	Non-Agency	Total	Agency (1)	Non-Agency	Total
Gross yield/stated coupon	4.1%	4.8%	4.2%	4.1%	4.7%	4.1%
Net (premium amortization) discount accretion	(0.8)%	2.9%	(0.3)%	(1.0)%	3.0%	(0.4)%
Net yield (2)	3.3%	7.7%	3.9%	3.1%	7.7%	3.7%
____________________

(1)
Excludes Agency Derivatives. For the three and twelve months ended December 31, 2019, the average annualized net yield on total Agency RMBS, including Agency Derivatives, was 2.9% and 3.3%, respectively, compared to 3.3% and 3.2% for the same periods in 2018.

(2)	These yields have not been adjusted for cost of delay and cost to carry purchase premiums.

Other-Than-Temporary Impairments
We review each of our securities on a quarterly basis to determine if an OTTI charge is necessary. During the three and twelve months ended December 31, 2019, we recorded the following other-than-temporary credit impairments on non-Agency securities where the future expected cash flows for each security were less than its amortized cost:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2019	2018	2019	2018
Other-than-temporary impairment losses	$(3,308)	$(107)	$(14,312)	$(470)
Number of non-Agency securities	6	1	18	3

For further information about evaluating AFS securities for OTTI, refer to Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the consolidated financial statements.

Gain (Loss) On Investment Securities
The following tables present the components of gain (loss) on investment securities for the three and twelve months ended December 31, 2019 and 2018:

	Three Months Ended December 31, 2019			Year Ended December 31, 2019
(in thousands)	Available-For-Sale Securities	Equity Securities	Total	Available-For-Sale Securities	Equity Securities	Total
Proceeds from sales	$1,814,250	$—	$1,814,250	$15,879,823	$—	$15,879,823
Amortized cost of securities sold	(1,786,635)	—	(1,786,635)	(15,595,809)	—	(15,595,809)
Total realized gains	27,615	—	27,615	284,014	—	284,014
Change in unrealized gains (losses) (1)	526	—	526	(3,896)	—	(3,896)
Dividend income	—	—	—	—	—	—
Gain (loss) on investment securities	$28,141	$—	$28,141	$280,118	$—	$280,118

	Three Months Ended December 31, 2018			Year Ended December 31, 2018
(in thousands)	Available-For-Sale Securities	Equity Securities	Total	Available-For-Sale Securities	Equity Securities	Total
Proceeds from sales	$6,045,720	$—	$6,045,720	$15,202,406	$31,276	$15,233,682
Amortized cost of securities sold	(6,294,564)	—	(6,294,564)	(15,551,968)	(30,054)	(15,582,022)
Total realized (losses) gains	(248,844)	—	(248,844)	(349,562)	1,222	(348,340)
Change in unrealized gains(1)	3,081	—	3,081	5,094	641	5,735
Dividend income	—	—	—	—	1,293	1,293
(Loss) gain on investment securities	$(245,763)	$—	$(245,763)	$(344,468)	$3,156	$(341,312)
____________________

(1)
On July 1, 2015, we elected the fair value option for Agency interest-only mortgage-backed securities acquired on or after such date. All Agency interest-only mortgage-backed securities acquired on or after July 1, 2015 are carried at estimated fair value with changes in fair value recorded as a component of gain (loss) on investment securities in the consolidated statements of comprehensive income (loss).

We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that we believe have higher risk-adjusted returns. The decrease in change in unrealized gains on Agency interest-only mortgage-backed securities for the three months ended December 31, 2019, as compared to the same period in 2018, was due to lower prepayment expectations relative to prepayment expectations in the previous quarter. The increase in change in unrealized losses (decrease in gains) on Agency interest-only mortgage-backed securities for the year ended December 31, 2019, as compared to the same period in 2018, was due to interest rates generally falling throughout the year ended December 31, 2019, as compared to interest rates generally rising throughout the year ended December 31, 2018, resulting in slower prepayment expectations.
Servicing Income
The following table presents the components of servicing income for the three and twelve months ended December 31, 2019 and 2018:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2019	2018	2019	2018
Servicing fee income	$109,403	$94,078	$436,587	$312,100
Ancillary and other fee income	499	276	1,801	1,280
Float income	17,788	10,269	63,224	29,716
Total	$127,690	$104,623	$501,612	$343,096

The increase in servicing income for the three and twelve months ended December 31, 2019, as compared to the same periods in 2018, was the result of an increase in the size of our MSR portfolio. Additionally, the increase in float income was the result of both the increased size of our MSR portfolio and increased float earning rates.
Loss on Servicing Asset
The following table presents the components of loss on servicing asset for the three and twelve months ended December 31, 2019 and 2018:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2019	2018	2019	2018
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	$87,561	$(129,401)	$(390,149)	$80,209
Changes in fair value due to realization of cash flows (runoff)	(109,333)	(42,125)	(307,918)	(149,879)
Gains on sales	33	242	408	637
Loss on servicing asset	$(21,739)	$(171,284)	$(697,659)	$(69,033)
The decrease in loss on servicing asset for the three months ended December 31, 2019, as compared to the same period in 2018, was driven by a decrease in expected prepayment speed assumptions used in the fair valuation of MSR, offset by higher portfolio runoff on a larger MSR portfolio during the three months ended December 31, 2019. The increase in loss on servicing asset for the year ended December 31, 2019, as compared to the same period in 2018, was driven by decreases in interest rates, an increase in prepayment speed assumptions used in the fair valuation of MSR, and higher portfolio runoff on a larger MSR portfolio during the year ended December 31, 2019.
(Loss) Gain on Interest Rate Swap, Cap and Swaption Agreements
The following table summarizes the net interest spread and gains and losses associated with our interest rate swap, cap and swaption positions recognized during the three and twelve months ended December 31, 2019 and 2018:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2019	2018	2019	2018
Net interest spread	$4,768	$15,331	$70,514	$49,217
Early termination, agreement maturation and option expiration (losses) gains	(1,495)	(35,757)	94,929	(3,593)
Change in unrealized loss on interest rate swap, cap and swaption agreements, at fair value	(10,148)	(219,066)	(273,732)	(29,581)
(Loss) gain on interest rate swap, cap and swaption agreements	$(6,875)	$(239,492)	$(108,289)	$16,043

Net interest spread recognized for the accrual and/or settlement of the net interest expense associated with our interest rate swaps and caps results from receiving either LIBOR interest or a fixed interest rate and paying either a fixed interest rate or LIBOR interest on positions held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. We may elect to terminate certain swaps, caps and swaptions to align with our investment portfolio, agreements may mature or options may expire resulting in full settlement of our net interest spread asset/liability and the recognition of realized gains and losses, including early termination penalties. The change in fair value of interest rate swaps, caps and swaptions during the three and twelve months ended December 31, 2019 and 2018 was a result of changes to LIBOR, the swap curve and corresponding counterparty borrowing rates. Since swaps, caps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive income (loss), net of tax, or to gain (loss) on investment securities, in the case of Agency interest-only mortgage-backed securities.

(Loss) Gain on Other Derivative Instruments
The following table provides a summary of the total (loss) gain recognized on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, put and call options for TBAs, Markit IOS total return swaps, short U.S. treasuries, U.S. Treasury futures and inverse interest-only securities during the three and twelve months ended December 31, 2019 and 2018:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2019	2018	2019	2018
Interest income, net of accretion, on inverse interest-only securities	$1,702	$1,437	$5,586	$6,463
Interest expense on short U.S. treasuries	—	(5,592)	(1,315)	(9,302)
Realized and unrealized net gains (losses) on other derivative instruments (1)	(12,502)	(34,967)	255,727	(52,018)
(Loss) gain on other derivative instruments	$(10,800)	$(39,122)	$259,998	$(54,857)
____________________

(1)	As these derivative instruments are considered trading instruments, our financial results include both realized and unrealized gains (losses) associated with these instruments.

For further details regarding our use of derivative instruments and related activity, refer to Note 7 - Derivative Instruments and Hedging Activities to the consolidated financial statements, included in this Annual Report on Form 10-K.
Other Income
We recorded other income of $0.1 million and $0.3 million for the three and twelve months ended December 31, 2019 and $0.3 million and $3.0 million for the three and twelve months ended December 31, 2018, respectively. The decrease in other income for the three and twelve months ended December 31, 2019, as compared to the same periods in 2018, was driven by losses on extinguishment of debt and lower dividend income on our FHLB stock due to a decrease in the average balance held.

Expenses
The following table presents the components of expenses, excluding nonrecurring transaction expenses, for the three and twelve months ended December 31, 2019 and 2018:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands, except share data)	2019	2018	2019	2018
Management fees	$17,546	$12,152	$60,102	$30,272
Servicing expenses	$20,253	$18,610	$74,607	$61,136
Other operating expenses:
Officers’ compensation incurred by PRCM Advisers on our behalf and reimbursed by us (1)	$141	$242	$3,054	$1,785
Other direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us	4,423	5,263	24,548	24,512
Non-cash equity compensation expenses
Amortization of executive officers’ restricted stock (2)	1,221	1,791	3,395	6,791
Amortization of other restricted stock	1,202	1,420	5,265	5,501
Total non-cash equity compensation expenses	2,423	3,211	8,660	12,292
All other operating expenses	7,155	7,227	20,793	24,394
Total other operating expenses	$14,142	$15,943	$57,055	$62,983
Annualized other operating expense ratio	1.1%	1.4%	1.2%	1.6%
Annualized other operating expense ratio, excluding non-cash equity compensation expenses	0.9%	1.1%	1.0%	1.3%
____________________

(1)
Officers include our principal financial officer and general counsel. We do not reimburse PRCM Advisers for any expenses related to the compensation of our chief executive officer or chief investment officer.

(2)
Equity based compensation expense related to the amortization of restricted stock awarded to our executive officers, including our chief executive officer, chief investment officer, principal financial officer and general counsel.

Management fees are payable to PRCM Advisers, our external manager, under our management agreement. The management fee is calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement. In connection with the acquisition of CYS effective July 31, 2018, the management agreement was amended to (i) reduce PRCM Advisers’ base management fee with respect to the additional equity under management resulting from the merger to 0.75% from the effective time through the first anniversary of the effective time and (ii) for the fiscal quarter in which closing of the merger occurred, to make a one-time downward adjustment of Pine River’s management fees payable by Two Harbors for such quarter by $15.0 million to offset the cash consideration payable to stockholders of CYS, plus an additional downward adjustment of up to $3.3 million for certain transaction-related expenses. For the year ended December 31, 2018, the total one-time downward adjustment to management fees was $17.5 million. Effective July 31, 2019, the management fee reduction on the equity acquired in the CYS transaction expired. We do not anticipate any further downward adjustments to management fees for transaction-related expenses.
We also incur servicing expenses generally related to the subservicing of MSR and other operating expenses. The increase in servicing expenses during the three and twelve months ended December 31, 2019, as compared to the same periods in 2018, was largely the result of an increase in the size of our MSR portfolio. Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us, including compensation paid to employees of Pine River serving as our principal financial officer and general counsel. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel is based on time spent overseeing our activities in accordance with the management agreement; we do not reimburse PRCM Advisers for any expenses related to the compensation of our chief executive officer or chief investment officer.
We have direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services, technology and certain office lease payments, but most of our expenses with third-party vendors are paid directly by us.

Acquisition Transaction Costs
The acquisition of CYS was treated as an asset purchase under U.S. GAAP. Given there were no meaningful nonfinancial assets and non-current assets acquired in the merger with CYS and no identified intangible assets to assign value, the excess consideration and costs associated with the transaction were recognized in the consolidated statements of comprehensive income (loss) as acquisition transaction costs. For the year ended December 31, 2018, these acquisition transaction costs totaled approximately $86.7 million.
Restructuring Charges
In connection with the acquisition of CYS, we incurred restructuring charges, including termination benefits, contract terminations and other associated costs, of $8.2 million for the year ended December 31, 2018.
Income Taxes
During the three and twelve months ended December 31, 2019, our TRSs recognized a benefit from income taxes of $2.4 million and $13.6 million, respectively, which was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in the Company’s TRSs. During the three and twelve months ended December 31, 2018, our TRSs recognized a provision for income taxes of $6.7 million and $41.8 million, which was primarily due to realized gains on sales of AFS securities and gains recognized on MSR held in the TRSs as well as the write-down of net deferred tax assets resulting from the deemed liquidation of one of our TRSs due to its TRS election revocation, offset by net losses incurred on derivative instruments held in the TRSs. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.

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
The tables below summarize certain characteristics of our Agency RMBS AFS at December 31, 2019 and December 31, 2018:

	December 31, 2019
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities
Fixed	$26,225,918	$985,699	$27,211,617	$424,428	$(8,758)	$27,627,287	3.80%	$103.96
Hybrid ARM	13,626	625	14,251	390	(57)	14,584	5.81%	$107.58
Total P&I securities	26,239,544	986,324	27,225,868	424,818	(8,815)	27,641,871	3.80%	$103.96
Interest-only securities
Fixed	609,012	44,970	44,970	3,482	(676)	47,776	3.13%	$34.16
Fixed Other (1)	1,992,681	124,841	124,841	10,242	(46,675)	88,408	1.68%	$8.72
Total	$28,841,237	$1,156,135	$27,395,679	$438,542	$(56,166)	$27,778,055

	December 31, 2018
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
Principal and interest securities:
Fixed	$20,757,850	$1,011,781	$21,769,631	$60,819	$(339,906)	$21,490,544	4.33%	$105.19
Hybrid ARM	17,940	915	18,855	309	(91)	19,073	5.12%	$107.63
Total P&I Securities	20,775,790	1,012,696	21,788,486	61,128	(339,997)	21,509,617	4.33%	$105.20
Interest-only securities
Fixed	794,144	58,886	58,886	4,880	(403)	63,363	2.84%	$33.15
Fixed Other (1)	2,321,823	151,015	151,015	9,290	(48,252)	112,053	1.55%	$8.82
Total	$23,891,757	$1,222,597	$21,998,387	$75,298	$(388,652)	$21,685,033
____________________

(1)
Fixed Other represents weighted-average coupon interest-only securities that are not generally used for our interest-rate risk management purposes. These securities pay variable coupon interest based on the weighted average of the fixed rates of the underlying loans of the security, less the weighted average rates of the applicable issued P&I securities.

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of December 31, 2019 and December 31, 2018, on an annualized basis, was 14.3% and 6.8%, respectively.

Non-Agency Securities
Our non-Agency securities portfolio is comprised of senior and mezzanine tranches of mortgage-backed and asset-backed securities. The following tables provide investment information on our non-Agency securities as of December 31, 2019 and December 31, 2018:

	December 31, 2019
(in thousands)	Principal/Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
P&I securities
Senior	$4,861,854	$8,966	$(445,566)	$(1,594,480)	$2,830,774	$262,527	$(20,203)	$3,073,098
Mezzanine	636,800	14	(114,574)	(117,471)	404,769	79,056	(3,060)	480,765
Total P&I	5,498,654	8,980	(560,140)	(1,711,951)	3,235,543	341,583	(23,263)	3,553,863
Interest-only securities	4,356,603	79,935	—	—	79,935	3,039	(8,564)	74,410
Total	$9,855,257	$88,915	$(560,140)	$(1,711,951)	$3,315,478	$344,622	$(31,827)	$3,628,273

	December 31, 2018
(in thousands)	Principal/Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
P&I securities
Senior	$4,227,631	$5,381	$(477,682)	$(1,204,325)	$2,551,005	$343,358	$(39,632)	$2,854,731
Mezzanine	1,132,493	1,301	(216,437)	(118,437)	798,920	134,737	(5,025)	928,632
Total P&I	5,360,124	6,682	(694,119)	(1,322,762)	3,349,925	478,095	(44,657)	3,783,363
Interest-only securities	5,137,169	83,846	—	—	83,846	3,655	(3,293)	84,208
Total	$10,497,293	$90,528	$(694,119)	$(1,322,762)	$3,433,771	$481,750	$(47,950)	$3,867,571

The majority of our non-Agency securities were rated at December 31, 2019 and December 31, 2018. These credit ratings are based on the par value of the non-Agency securities, whereas the distressed non-Agency securities in our portfolio were acquired at heavily discounted prices. The following table summarizes the credit ratings of our non-Agency securities portfolio, based on the Bloomberg Index Rating, a composite of each of the four major credit rating agencies (i.e., DBRS Ltd., Moody’s Investors Services, Inc., Standard & Poor’s Corporation and Fitch, Inc.), as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
AAA	0.4%	0.5%
AA	—%	—%
A	—%	0.1%
BBB	—%	2.1%
BB	—%	0.6%
B	1.3%	5.3%
Below B	78.5%	73.3%
Not rated	19.8%	18.1%
Total	100.0%	100.0%

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
Due to acquisitions of “legacy” non-Agency securities, our designated credit reserve as a percentage of total discount increased from December 31, 2018 to December 31, 2019 (as disclosed in Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the consolidated financial statements). From December 31, 2018 to December 31, 2019, our designated credit reserve as a percentage of total discount increased from 65.6% to 75.3%.
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

The following tables present certain information by investment type and, if applicable, their respective underlying loan characteristics for our senior and mezzanine non-Agency securities, excluding our non-Agency interest-only portfolio, at December 31, 2019 and December 31, 2018:

	December 31, 2019
Non-Agency P&I Securities	Senior	Mezzanine	Total
Carrying value (in thousands)	$3,073,098	$480,765	$3,553,863
% of total	86.5%	13.5%	100.0%
Weighted average purchase price (1)	$63.63	$65.36	$63.86
Weighted average coupon	2.9%	2.5%	2.8%
Weighted average fixed coupon	5.8%	5.5%	5.8%
Weighted average floating coupon	2.5%	2.3%	2.5%
Weighted average hybrid coupon	4.6%	5.4%	4.6%
Collateral attributes
Weighted average loan age (months)	160	167	161
Weighted average current loan size (in thousands)	$207	$255	$214
Weighted average current loan-to-value	60.5%	58.3%	60.2%
Current performance
60+ day delinquencies	18.1%	16.5%	17.9%
Average credit enhancement (2)	1.9%	8.1%	2.8%
3-month CPR (3)	6.1%	8.5%	6.4%
CDR (4)	5.0%	4.5%	4.9%
Severity (5)	48.6%	33.2%	46.6%
Cumulative loss (6)	36.3%	21.9%	34.3%

	December 31, 2018
Non-Agency P&I Securities	Senior	Mezzanine	Total P&I
Carrying value (in thousands)	$2,854,731	$928,632	$3,783,363
% of total	75.5%	24.5%	100.0%
Weighted average purchase price (1)	$60.79	$67.51	$62.44
Weighted average coupon	3.4%	3.2%	3.3%
Weighted average fixed coupon	5.7%	4.0%	5.0%
Weighted average floating coupon	3.1%	3.1%	3.1%
Weighted average hybrid coupon	4.6%	—%	4.6%
Collateral Attributes
Weighted average loan age (months)	147	144	147
Weighted average current loan size (in thousands)	$215	$180	$206
Weighted average current loan-to-value	64.4%	55.0%	62.2%
Current Performance
60+ day delinquencies	19.5%	15.9%	18.6%
Average credit enhancement (2)	5.1%	15.0%	7.5%
3-month CPR (3)	5.0%	5.7%	5.1%
CDR (4)	4.8%	4.2%	4.7%
Severity (5)	48.5%	39.7%	46.4%
Cumulative loss (6)	34.9%	17.4%	30.8%
____________________

(1)
Average purchase price utilized carrying value for weighting purposes. If current face were utilized for weighting purposes, the average purchase price for senior, mezzanine, and total non-Agency securities, excluding our non-Agency interest-only portfolio, would be $59.53, $60.13 and $59.60, respectively, at December 31, 2019 and $58.17, $64.90 and $59.59, respectively at December 31, 2018.

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

(4)	Constant default rate, or CDR, represents the percentage of outstanding principal balances in the pool that are in default.

(5)	Severity rates reflect the amount of loss expected from a foreclosure and liquidation of the underlying collateral in the mortgage loan pool.

(6)	Represents the percentage of cumulative losses to date on the underlying loans.

	December 31, 2019
	Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Collateral Type	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
Prime	$26,840	0.9%	$3,482	0.7%	$30,322	0.9%
Alt-A	385,414	12.5%	72,434	15.1%	457,848	12.9%
Pay-option ARM	234,603	7.6%	166,777	34.7%	401,380	11.3%
Subprime	2,421,860	78.9%	238,072	49.5%	2,659,932	74.8%
Other	4,381	0.1%	—	—%	4,381	0.1%
Total	$3,073,098	100.0%	$480,765	100.0%	$3,553,863	100.0%

	December 31, 2018
	Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Collateral Type	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
Prime	$35,519	1.2%	$13,797	1.5%	$49,316	1.3%
Alt-A	367,985	12.9%	89,785	9.7%	457,770	12.1%
Pay-option ARM	214,683	7.5%	171,348	18.4%	386,031	10.2%
Subprime	2,232,166	78.2%	525,009	56.5%	2,757,175	72.9%
Other	4,378	0.2%	128,693	13.9%	133,071	3.5%
Total	$2,854,731	100.0%	$928,632	100.0%	$3,783,363	100.0%

	December 31, 2019
	Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Coupon Type	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
Fixed rate	$250,189	8.1%	$27,387	5.7%	$277,576	7.8%
Hybrid or floating	2,822,909	91.9%	453,378	94.3%	3,276,287	92.2%
Total	$3,073,098	100.0%	$480,765	100.0%	$3,553,863	100.0%

	December 31, 2018
	Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Coupon Type	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
Fixed rate	$228,939	8.0%	$149,089	16.1%	$378,028	10.0%
Hybrid or floating	2,625,792	92.0%	779,543	83.9%	3,405,335	90.0%
Total	$2,854,731	100.0%	$928,632	100.0%	$3,783,363	100.0%

	December 31, 2019
	Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Origination Year	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
2006 and thereafter	$2,848,895	92.7%	$260,819	54.3%	$3,109,714	87.5%
2002-2005	223,597	7.3%	219,848	45.7%	443,445	12.5%
Pre-2002	606	—%	98	—%	704	—%
Total	$3,073,098	100.0%	$480,765	100.0%	$3,553,863	100.0%

	December 31, 2018
	Non-Agency P&I Securities
(dollars in thousands)	Senior		Mezzanine		Total
Origination Year	Carrying Value	% of Senior	Carrying Value	% of Mezzanine	Carrying Value	% of Total
2006 and thereafter	$2,630,095	92.1%	$444,007	47.8%	$3,074,102	81.2%
2002-2005	219,183	7.7%	483,061	52.0%	702,244	18.6%
Pre-2002	5,453	0.2%	1,564	0.2%	7,017	0.2%
Total	$2,854,731	100.0%	$928,632	100.0%	$3,783,363	100.0%

The underlying mortgage loans collateralizing our non-Agency securities are located across the U.S. The following table presents the five largest geographic concentrations of the mortgages and assets collateralizing these securities at December 31, 2019 and December 31, 2018:

	December 31, 2019		December 31, 2018
(dollars in thousands)	Carrying Value	% of Total Non-Agency Securities	Carrying Value	% of Total Non-Agency Securities
California	$1,051,536	29.0%	$1,041,464	26.9%
New York	545,407	15.0%	393,936	10.2%
Florida	360,696	9.9%	529,738	13.7%
New Jersey	165,501	4.6%	153,687	4.0%
Texas	157,307	4.3%	176,265	4.6%
Total	$2,280,447	62.8%	$2,295,090	59.4%

Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the loans underlying our MSR. As of December 31, 2019 and December 31, 2018, our MSR had a fair market value of $1.9 billion and $2.0 billion, respectively.
As of December 31, 2019 and December 31, 2018, our MSR portfolio included MSR on 793,470 and 717,167 loans with an unpaid principal balance of approximately $175.9 billion and $163.1 billion, respectively. The following tables summarize certain characteristics of the loans underlying our MSR by gross weighted average coupon rate types and ranges at December 31, 2019 and December 31, 2018:

	December 31, 2019
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Fair Value	% Fannie Mae	Gross Weighted Average Coupon Rate	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed
≤ 3.75%	106,097	$27,627,966	$329,685	71.3%	3.5%	47	771	70.5%	0.1%	10.5%	26.4
> 3.75 - 4.25%	241,274	59,172,782	672,441	64.5%	3.9%	39	761	76.3%	0.2%	16.1%	26.9
> 4.25 - 4.75%	194,543	43,611,524	454,666	65.2%	4.4%	33	745	78.9%	0.4%	26.4%	26.3
> 4.75 - 5.25%	95,468	19,780,323	206,745	65.9%	4.9%	26	732	80.4%	0.5%	32.9%	28.0
> 5.25%	34,524	5,987,442	61,447	70.5%	5.5%	24	709	80.2%	1.0%	30.8%	30.8
	671,906	156,180,037	1,724,984	66.3%	4.2%	37	753	76.7%	0.3%	21.4%	26.9
15-Year Fixed
≤ 2.75%	2,325	464,650	4,263	80.8%	2.6%	46	778	59.7%	—%	8.6%	26.1
> 2.75 - 3.25%	39,977	6,893,458	63,318	79.9%	2.9%	48	772	62.2%	0.1%	11.2%	25.8
> 3.25 - 3.75%	40,052	6,311,291	61,207	74.0%	3.4%	40	760	65.0%	0.1%	15.0%	27.6
> 3.75 - 4.25%	21,243	2,990,294	29,517	64.2%	3.9%	32	747	66.0%	0.2%	19.2%	29.4
> 4.25%	11,644	1,423,018	13,774	61.9%	4.5%	23	734	66.6%	0.2%	24.8%	31.4
	115,241	18,082,711	172,079	73.9%	3.4%	40	761	64.0%	0.1%	15.0%	27.5
Total ARMs	6,323	1,619,394	12,381	69.9%	3.6%	44	762	65.8%	0.3%	27.3%	25.2
Total	793,470	$175,882,142	$1,909,444	67.1%	4.1%	37	754	75.3%	0.3%	20.8%	27.0

	December 31, 2018
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Fair Value	% Fannie Mae	Gross Weighted Average Coupon Rate	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed
≤ 3.75%	87,201	$22,717,526	$298,599	76.6%	3.5%	43	770	69.4%	0.2%	5.6%	25.1
> 3.75 - 4.25%	205,718	50,363,220	648,969	69.8%	3.9%	34	760	75.8%	0.3%	6.9%	25.4
> 4.25 - 4.75%	190,095	44,614,930	545,197	66.7%	4.4%	24	745	79.0%	0.4%	7.5%	25.6
> 4.75 - 5.25%	93,283	20,802,919	247,663	65.3%	4.9%	15	732	80.7%	0.5%	7.5%	26.7
> 5.25%	31,535	5,911,778	66,482	70.2%	5.5%	14	709	80.5%	0.6%	9.5%	29.1
	607,832	144,410,373	1,806,910	69.3%	4.2%	29	751	76.7%	0.3%	7.0%	25.8
15-Year Fixed
≤ 2.75%	2,271	505,880	5,174	83.5%	2.6%	35	777	59.3%	0.1%	5.7%	26.1
> 2.75 - 3.25%	36,431	6,505,051	63,300	87.0%	2.9%	42	771	61.5%	0.1%	7.2%	25.3
> 3.25 - 3.75%	37,409	6,144,286	62,870	79.4%	3.4%	33	758	64.4%	0.2%	8.6%	26.5
> 3.75 - 4.25%	18,608	2,781,505	29,387	68.6%	3.9%	25	746	65.8%	0.2%	9.1%	28.7
> 4.25%	8,209	1,102,846	11,426	63.8%	4.5%	14	739	67.1%	0.3%	9.4%	31.3
	102,928	17,039,568	172,157	79.6%	3.4%	34	760	63.6%	0.2%	8.1%	26.7
Total ARMs	6,407	1,652,367	14,373	72.1%	3.6%	40	763	65.5%	0.4%	17.1%	25.2
Total	717,167	$163,102,308	$1,993,440	70.4%	4.1%	29	752	75.2%	0.3%	7.3%	25.9
Financing
Our borrowings consist primarily of repurchase agreements, FHLB advances, revolving credit facilities and term notes payable. These borrowings are collateralized by our pledge of AFS securities, derivative instruments, MSR and certain cash balances. Substantially all of our Agency RMBS are currently pledged as collateral, and the majority of our non-Agency securities have been pledged as collateral, either through repurchase agreements or FHLB advances.
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

At December 31, 2019 and December 31, 2018, borrowings under repurchase agreements, FHLB advances, revolving credit facilities, term notes payable and convertible senior notes had the following characteristics:

(dollars in thousands)	December 31, 2019			December 31, 2018
Borrowing Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity
Repurchase agreements	$29,147,463	2.14%	0.2	$23,133,476	2.68%	0.2
Federal Home Loan Bank advances	210,000	2.00%	3.5	865,024	2.53%	1.3
Revolving credit facilities	300,000	4.26%	1.2	310,000	5.60%	4.2
Term notes payable	394,502	4.59%	4.5	—	—%	—
Convertible senior notes (1)	284,954	6.25%	2.0	283,856	6.25%	3.0
Total	$30,336,919	2.23%	3.9	$24,592,356	2.76%	3.7

(dollars in thousands)	December 31, 2019			December 31, 2018
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$27,512,526	2.08%	4.1%	$20,954,730	2.53%	4.6%
Non-Agency securities	1,531,608	2.90%	24.9%	2,697,254	3.65%	24.2%
Agency Derivatives	50,714	2.70%	26.4%	46,516	3.34%	26.4%
Mortgage servicing rights	957,117	4.19%	31.7%	610,000	5.06%	40.6%
Other (1)	284,954	6.25%	NA	283,856	6.25%	NA
Total	$30,336,919	2.23%	6.0%	$24,592,356	2.76%	7.6%
____________________

(1)	Includes unsecured convertible senior notes paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount of $287.5 million.

As of December 31, 2019, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 6.1:1.0. We believe the current degree of leverage within our portfolio helps ensure that we have access to unused borrowing capacity, thus supporting our liquidity and the strength of our balance sheet.

The following table provides a summary of our borrowings under repurchase agreements, FHLB advances, revolving credit facilities, term notes payable and convertible senior notes, our net TBA notional amounts and our debt-to-equity ratios for the three months ended December 31, 2019, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End	End of Period Total Borrowings to Equity Ratio	End of Period Net Long (Short) TBA Notional	End of Period Economic Debt-to-Equity Ratio (1)
December 31, 2019	$27,619,393	$30,336,919	$30,336,919	6.1:1.0	$7,427,000	7.5:1.0
September 30, 2019	$27,349,719	$26,596,006	$28,168,892	5.3:1.0	$9,863,000	7.2:1.0
June 30, 2019	$26,640,949	$28,896,436	$29,132,756	5.9:1.0	$9,422,000	7.8:1.0
March 31, 2019	$22,661,656	$21,254,108	$23,685,031	4.5:1.0	$10,168,000	6.5:1.0
December 31, 2018	$23,276,768	$24,592,356	$24,592,356	5.8:1.0	$6,484,000	7.2:1.0
____________________

(1)
Defined as total borrowings under repurchase agreements, FHLB advances, revolving credit facilities, term notes payable and convertible senior notes, plus implied debt on net TBA notional, divided by total equity.

Equity
The tables below provide details of our changes in stockholders’ equity from December 31, 2018 to December 31, 2019 as well as a reconciliation of comprehensive income and GAAP net income to non-GAAP measures.

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders' equity at December 31, 2018	$3,253.2	248.1	$13.11
Reconciliation of non-GAAP measures to GAAP net income and Comprehensive income:
Core Earnings, including dollar roll income, net of tax expense of $6.8 million ⁽¹⁾	437.2
Dividends on preferred stock	(75.8)
Core Earnings attributable to common stockholders, including dollar roll income, net of tax expense of $6.8 million ⁽¹⁾⁽²⁾	361.4
Realized and unrealized gains and losses, net of tax benefit of $20.3 million	(113.3)
Other comprehensive income, net of tax	578.6
Dividend declaration	(455.7)
Other	8.7	0.4
Issuance of common stock, net of offering costs	336.3	24.4
Common stockholders' equity at December 31, 2019	$3,969.2	272.9	$14.54
Total preferred stock liquidation preference	1,001.3
Total stockholders' equity at December 31, 2019	$4,970.5

Year Ended
(in millions)	December 31, 2019
Comprehensive income attributable to common stockholders	$826.7
Adjustment for other comprehensive income attributable to common stockholders:
Unrealized gains on available-for-sale securities	(578.6)
Net income attributable to common stockholders	248.1
Adjustments for non-Core Earnings:
Other-than-temporary impairments and loss recovery adjustments	22.6
Realized gain on investment securities	(284.0)
Unrealized loss on investment securities	3.9
Realized and unrealized losses on mortgage servicing rights	408.6
Realized gain on termination or expiration of interest rate swaps, caps and swaptions	(94.9)
Unrealized loss on interest rate swaps, caps and swaptions	273.7
Gains on other derivative instruments	(205.6)
Other loss	1.3
Change in servicing reserves	(0.7)
Non-cash equity compensation expense	8.7
Net benefit for income taxes on non-Core Earnings	(20.3)
Core Earnings attributable to common stockholders, including dollar roll income (1)(2)	$361.4
____________________

(1)
Core Earnings, including dollar roll income, is a non-U.S. GAAP measure that we define as comprehensive income (loss) attributable to common stockholders, excluding “realized and unrealized gains and losses” (impairment losses, realized and unrealized gains and losses on the aggregate portfolio, reserve expense for representation and warranty obligations on MSR and non-cash compensation expense related to restricted common stock). As defined, Core Earnings, including dollar roll income, includes interest income or expense and premium income or loss on derivative instruments and servicing income, net of estimated amortization on MSR. Dollar roll income is the economic equivalent to holding and financing Agency RMBS using short-term repurchase agreements. Core Earnings, including dollar roll income, provides supplemental information to assist investors in analyzing the Company’s results of operations and helps facilitate comparisons to industry peers.

(2)
Beginning with the period ended June 30, 2019, the Company refined the MSR amortization method utilized in the calculation of Core Earnings, including dollar roll income. The new method includes an adjustment for any gain or loss on the capital used to purchase the MSR and allows Core Earnings to better reflect how the carry earned on MSR varies as a function of prepayment rates.

U.S. GAAP to Estimated Taxable Income
The following tables provide reconciliations of our GAAP net income (loss) to our estimated taxable income (loss) split between our REIT and TRSs for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
(dollars in millions)	TRS	REIT	Eliminations	Consolidated
GAAP net income (loss), pre-tax	$(75.1)	$347.1	$38.4	$310.4
State taxes	(2.1)	(0.5)	—	(2.6)
Adjusted GAAP net income (loss), pre-tax	(77.2)	346.6	38.4	307.8
Permanent differences
Intercompany RMBS sales	—	—	(38.4)	(38.4)
Dividends from TRSs	—	50.0	—	50.0
Other permanent differences	—	(8.3)	—	(8.3)
Temporary differences
Net accretion of OID and market discount	(39.3)	45.8	—	6.5
Net unrealized gains and losses on derivatives	231.0	557.9	—	788.9
Other temporary differences	4.8	20.9	—	25.7
Capital loss carryforward (utilized) deferral	(0.1)	(490.6)	—	(490.7)
Net operating loss carryforward (utilized) deferral	(77.9)	(11.7)	—	(89.6)
Estimated taxable income	41.3	510.6	—	551.9
Prior year undistributed taxable income	—	—	—	—
Dividend declaration deduction	—	(510.6)	—	(510.6)
Estimated taxable income post-dividend deduction	$41.3	$—	$—	$41.3

	Year Ended December 31, 2018
(dollars in millions)	TRS	REIT	Eliminations	Consolidated
GAAP net income (loss), pre-tax	$114.2	$(59.4)	$(57.3)	$(2.5)
State taxes	—	—	—	—
Adjusted GAAP net income (loss), pre-tax	114.2	(59.4)	(57.3)	(2.5)
Permanent differences
Intercompany RMBS sales	—	—	57.3	57.3
Other permanent differences	—	(0.8)	—	(0.8)
Temporary differences
Acquisition transaction costs	—	82.4	—	82.4
Net accretion of OID and market discount	0.1	76.3	—	76.4
Net unrealized gains and losses on derivatives	(68.0)	(1.3)	—	(69.3)
Other temporary differences	(13.3)	(0.6)	—	(13.9)
Capital loss carryforward (utilized) deferral	(8.0)	393.7	—	385.7
Net operating loss carryforward (utilized) deferral	(15.3)	—	—	(15.3)
Estimated taxable income	9.7	490.3	—	500.0
Dividend declaration deduction	—	(490.3)	—	(490.3)
Estimated taxable income post-dividend deduction	$9.7	$—	$—	$9.7

The permanent tax differences recorded in 2019 include dividends paid from the Company’s TRSs to the REIT. Additionally, permanent tax differences recorded in both 2019 and 2018 include a recurring difference related to the intercompany sales of RMBS and a recurring difference in compensation expense related to restricted stock dividends. Temporary differences are principally timing differences between U.S. GAAP and tax accounting related to unrealized gains and losses from derivative instruments, realized and unrealized gains and losses from MSR and accretion and amortization from Agency RMBS and non-Agency securities. Additionally, for the year ended December 31, 2018, there were both permanent and temporary tax differences resulting from the treatment of transaction costs and related expenses from the merger with CYS.
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
Dividends
For the year ended December 31, 2019, we declared cash dividends totaling $1.67 per share. As a REIT, we are required to distribute at least 90% of our taxable income to stockholders, subject to certain distribution requirements. For the year ended December 31, 2019, our board of directors elected to distribute the majority of our taxable income to avoid U.S. Federal Income taxes. As such, temporary differences between GAAP net income (loss) and taxable income can generate deterioration in book value on a permanent and temporary basis as taxable income is distributed that has not been earned for U.S. GAAP purposes.

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
As of December 31, 2019, we held $558.1 million in cash and cash equivalents available to support our operations; $33.5 billion of AFS securities, MSR, and derivative assets held at fair value; and $30.3 billion of outstanding debt in the form of repurchase agreements, FHLB advances, borrowings under revolving credit facilities, term notes payable and convertible senior notes. During the three and twelve months ended December 31, 2019, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, increased from 5.3:10 to 6.1:1.0 and increased from 5.8:1.0 to 6.1:1.0, respectively. The increase was driven by increased financing on Agency RMBS purchases. During the three and twelve months ended December 31, 2019, our economic debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes and implied debt on net TBA notional, increased from 7.2:10 to 7.5:1.0 for both periods.

As of December 31, 2019, we held approximately $1.3 million of unpledged Agency securities and derivatives and $1.6 billion of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $1.2 billion. As of December 31, 2019, we held approximately $354.6 million of unpledged MSR. Overall, we had unused borrowing capacity on MSR financing facilities of $1.2 billion, which includes the repurchase facility pursuant to which the Company may finance the VFN issued in connection with the MSR securitization transaction completed on June 27, 2019. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the year ended December 31, 2019, we did not experience any restrictions to our funding sources, although balance sheet capacity of counterparties have tightened due to compliance with the Basel III regulatory capital reform rules as well as management of perceived risk in the current interest rate environment. We expect ongoing sources of financing to be primarily repurchase agreements, FHLB advances, revolving credit facilities, term notes payable, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of December 31, 2019, we had master repurchase agreements in place with 47 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and optimize counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
The following table summarizes our repurchase agreements and counterparty geographical concentration at December 31, 2019 and December 31, 2018:

	December 31, 2019			December 31, 2018
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$16,165,067	$1,026,474	57.6%	$12,061,693	$1,120,101	55.4%
Europe (2)	7,519,258	521,804	29.3%	6,728,245	646,000	31.9%
Asia (2)	5,463,138	234,180	13.1%	4,343,538	255,973	12.7%
Total	$29,147,463	$1,782,458	100.0%	$23,133,476	$2,022,074	100.0%
____________________

(1)
Represents the net carrying value of the assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(2)	Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

In addition to our master repurchase agreements to fund our Agency and non-Agency securities, we have two repurchase facilities and one revolving credit facility that provide short- and long-term financing for our MSR portfolio. An overview of the facilities is presented in the table below:

(dollars in thousands)
December 31, 2019
Expiration Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
June 21, 2021	Yes (2)	$—	$1,000,000	$1,000,000	Mortgage servicing rights (3)
December 1, 2020	Yes (2)	$262,615	$137,385	$400,000	Mortgage servicing rights (4)
March 12, 2021	Yes (2)	$300,000	$50,000	$350,000	Mortgage servicing rights
____________________

(1)	The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.

(2)	Commitment fee charged on unused capacity.

(3)	This repurchase facility is secured by the VFN issued in connection with the MSR securitization transaction completed on June 27, 2019, which is collateralized by our MSR.

(4)	This repurchase facility is secured by MSR notes, which are collateralized by our MSR.

Our wholly owned subsidiary, TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of December 31, 2019, TH Insurance had $210.0 million in outstanding secured advances with a weighted average borrowing rate of 2.00%.
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
We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of December 31, 2019:

•	Total indebtedness to tangible net worth must be less than 8.0:1.0. As of December 31, 2019, our total indebtedness to tangible net worth, as defined, was 6.2:1.0.

•	Cash liquidity must be greater than $100.0 million. As of December 31, 2019, our liquidity, as defined, was $558.1 million.

•
Net worth must be greater than $1.5 billion or 50% of the highest net worth during the 24 calendar months prior, whichever is higher. As of December 31, 2019, 50% of the highest net worth during the 24 calendar months prior was $2.6 billion and our net worth, as defined, was $5.0 billion.

We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.

The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, FHLB advances, revolving credit facilities, term notes payable and derivative instruments at December 31, 2019 and December 31, 2018:

(in thousands)	December 31, 2019	December 31, 2018
Available-for-sale securities, at fair value	$29,802,456	$25,157,999
Mortgage servicing rights, at fair value	1,554,825	1,143,918
Restricted cash	919,010	416,696
Due from counterparties	102,365	110,695
Derivative assets, at fair value	68,874	70,191
U.S. Treasuries, at fair value (1)	—	6,457
Total	$32,447,530	$26,905,956
____________________

(1)	U.S. Treasuries received as collateral and re-pledged.

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
The following table provides the maturities of our repurchase agreements, FHLB advances, revolving credit facilities, term notes payable and convertible senior notes as of December 31, 2019 and December 31, 2018:

(in thousands)	December 31, 2019	December 31, 2018
Within 30 days	$5,465,916	$7,488,869
30 to 59 days	6,300,372	5,077,598
60 to 89 days	6,687,285	5,655,060
90 to 119 days	4,740,217	1,938,859
120 to 364 days	6,113,673	3,508,114
One to three years	584,954	300,000
Three to five years	394,502	573,856
Five to ten years	—	—
Ten years and over	50,000	50,000
Total	$30,336,919	$24,592,356

For the year ended December 31, 2019, our restricted and unrestricted cash balance increased approximately $519.1 million to $1.6 billion at December 31, 2019. The cash movements can be summarized by the following:

•
Cash flows from operating activities. For the year ended December 31, 2019, operating activities increased our cash balances by approximately $1.1 billion, primarily driven by our financial results for the year.

•
Cash flows from investing activities. For the year ended December 31, 2019, investing activities decreased our cash balances by approximately $6.1 billion, primarily driven by purchases of MSR and AFS securities.

•
Cash flows from financing activities. For the year ended December 31, 2019, financing activities increased our cash balance by approximately $5.5 billion, primarily driven by increases in repurchase agreements as a result of purchases of AFS securities.

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

Aggregate Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, FHLB advances, revolving credit facilities, convertible senior notes, interest expense on borrowings, our non-cancelable office leases, net of contractual subleases, and management fees payable under our management agreement:

	Due During the Year Ended December 31,
(in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Repurchase agreements	$29,147,463	$—	$—	$—	$—	$—	$29,147,463
Federal Home Loan Bank advances	160,000	—	—	—	—	50,000	210,000
Revolving credit facilities	—	300,000	—	—	—	—	300,000
Convertible senior notes	—	—	284,954	—	—	—	284,954
Interest expense on borrowings(1)	153,525	21,761	2,043	1,305	1,305	12,785	192,724
Long-term operating lease obligations	1,616	1,523	1,003	327	—	—	4,469
Management fee - PRCM Advisers(2)	245,826	—	—	—	—	—	245,826
Total	$29,708,430	$323,284	$288,000	$1,632	$1,305	$62,785	$30,385,436
____________________

(1)	Interest expense on borrowings calculated based on rates at December 31, 2019.

(2)
Contractual obligation for the management fee is estimated through the contract expiration date of October 28, 2020, inclusive of the termination fee as defined in the management agreement between us and PRCM Advisers. Disclosure assumes the agreement is not renewed pursuant to its terms and that the effective termination date is October 28, 2020.

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
We are also party to contracts that contain a variety of indemnification obligations, principally with brokers, underwriters, counterparties to lending agreements and investors in the RMBS we issued in connection with our previous residential mortgage loan securitization transactions, the term notes we issued in connection with our MSR securitization and the loans underlying our MSR. The maximum potential future payment amount we could be required to pay under these indemnification obligations may be unlimited.

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

Other Matters
We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as, an investment company for purposes of the 1940 Act. If we failed to maintain our exempt status under the 1940 Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in Item 1, “Business - Other Business - Regulation” of this Annual Report on Form 10-K. Accordingly, we monitor our compliance with both the 55% Test and the 80% Tests of the 1940 Act in order to maintain our exempt status. As of December 31, 2019, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.
We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the year ended December 31, 2019. We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2019. Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2019, we believe that we qualified as a REIT under the Code.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while providing an opportunity to stockholders to realize attractive risk-adjusted total return through ownership of our capital stock. Although we do not seek to avoid risk completely, we believe that risk can be quantified from historical experience, and we seek to manage our risk levels in order to earn sufficient compensation to justify the risks we undertake and to maintain capital levels consistent with taking such risks.
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

We may enter into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of our floating-rate borrowings into fixed-rate borrowings to more closely match the duration of our assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (i.e., LIBOR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of our portfolio as well as our cash flows, we may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on the Company’s current interest rate risk management strategy, the Company has entered into TBAs, put and call options for TBAs, interest rate swap, cap and swaption agreements, U.S. Treasury futures and Markit IOS total return swaps. In addition, because MSR are negative duration assets, they provide a hedge to interest rate exposure on our Agency RMBS portfolio. In hedging interest rate risk, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets, improve risk-adjusted returns and, where possible, obtain a favorable spread between the yield on our assets and the cost of our financing.
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
Interest Rate Effect on Net Interest Income
Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing and hedging activities. The costs associated with our borrowings are generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase while the coupon interest earned on our existing portfolio of leveraged fixed-rate Agency RMBS and non-Agency securities will remain static. Moreover, interest rates may rise at a faster pace than the yields earned on our leveraged adjustable-rate and hybrid securities. Both of these factors could result in a decline in our net interest spread and net interest margin. The inverse result may occur during a period of falling interest rates. The severity of any such decline or increase in our net interest spread and net interest margin would depend on our asset/liability composition at the time, as well as the magnitude and duration of the interest rate increase or decrease. Additionally, an increase in short-term interest rates could have a negative impact on the market value of our target assets, while a decrease in short-term interest rates could have a positive impact on the market value of our target assets. Any resulting negative impact to net income could adversely affect our liquidity and results of operations.
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
The following table provides the indices of our variable rate Agency RMBS and non-Agency securities as of December 31, 2019 and December 31, 2018, respectively, based on carrying value (dollars in thousands).

	December 31, 2019				December 31, 2018
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$—	$11,884	$11,884	—%	$9,502	$15,423	$24,925	1%
LIBOR	3,247,387	8,400	3,255,787	94%	3,374,141	9,278	3,383,419	93%
Other (2)	44,824	164,635	209,459	6%	50,597	165,054	215,651	6%
Total	$3,292,211	$184,919	$3,477,130	100%	$3,434,240	$189,755	$3,623,995	100%
____________________

(1)	“Hybrid” amounts reflect those assets with greater than twelve months to reset.

(2)	“Other” includes COFI, MTA and other indices.

The following analyses of risks are based on our experience, estimates, models and assumptions. The analysis is based on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing, and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented below in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and caps and float income from custodial accounts associated with our MSR. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the December 31, 2019 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
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
The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at December 31, 2019. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day to day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$(14,670)	$(7,363)	$7,345	$14,690
% change in net interest income (1)	(3.0)%	(1.5)%	1.5%	3.0%
Change in value of financial position:
Available-for-sale securities	$384,030	$190,968	$(222,976)	$(507,398)
As a % of common equity	9.7%	4.8%	(5.6)%	(12.8)%
Mortgage servicing rights	$(270,100)	$(135,821)	$130,899	$250,616
As a % of common equity	(6.8)%	(3.4)%	3.3%	6.3%
Derivatives, net	$(100,978)	$(40,174)	$46,526	$126,802
As a % of common equity	(2.5)%	(1.0)%	1.2%	3.2%
Reverse repurchase agreements	$46	$23	$(23)	$(46)
As a % of common equity	—%	—%	—%	—%
Repurchase agreements	$(30,532)	$(15,266)	$15,266	$30,532
As a % of common equity	(0.8)%	(0.4)%	0.4%	0.8%
Federal Home Loan Bank advances	$(44)	$(22)	$22	$44
As a % of common equity	—%	—%	—%	—%
Revolving credit facilities	$(63)	$(31)	$31	$63
As a % of common equity	—%	—%	—%	—%
Term notes payable	$(126)	$(63)	$63	$126
As a % of common equity	—%	—%	—%	—%
Convertible senior notes	$(2,518)	$(1,255)	$1,248	$2,487
As a % of common equity	(0.1)%	—%	—%	0.1%
Total Net Assets	$(20,285)	$(1,641)	$(28,944)	$(96,774)
As a % of total assets	(0.1)%	—%	(0.1)%	(0.3)%
As a % of common equity	(0.5)%	—%	(0.7)%	(2.4)%
____________________

(1)
Amounts include the effect of interest spread from our interest rate swaps and caps and float income from custodial accounts associated with our MSR, but do not reflect any potential changes to dollar roll income associated with our TBA positions, which are accounted for as derivative instruments in accordance with U.S. GAAP.

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2019. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.

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
Real estate risk. Residential property values are subject to volatility and may be affected adversely by a number of factors, including national, regional and local economic conditions; local real estate conditions (such as the supply of housing); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and natural disasters and other catastrophes. Decreases in property values reduce the value of the collateral for residential mortgage loans and the potential proceeds available to borrowers to repay the loans, which could cause us to suffer losses on our non-Agency securities and may increase costs to service the residential mortgage loans underlying our MSR.
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
Should the value of our assets pledged as collateral suddenly decrease, lender margin calls could increase, causing an adverse change in our liquidity position. Moreover, the portfolio construction of MSR, which generally have negative duration, combined with levered RMBS, which generally have positive duration, may in certain market scenarios lead to variation margin calls, which could negatively impact our excess cash position. Additionally, if the FHLB or one or more of our repurchase agreement or revolving credit facility counterparties chose not to provide ongoing funding, our ability to finance would decline or exist at possibly less advantageous terms. As such, we cannot assure that we will always be able to roll over our repurchase agreements, FHLB advances and revolving credit facilities. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in this Annual Report on 10-K 10-K for further information about our liquidity and capital resource management.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Two Harbors Investment Corp. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Level 3 Fair Value Measurement
Description of the Matter
At December 31, 2019, the Company held $33.5 billion of assets recorded at fair value on a recurring basis. Of this amount, $0.2 billion of available-for-sale securities and $1.9 billion of mortgage servicing rights are classified as Level 3 fair value measurements in accordance with Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. As more fully described in Note 10 to the consolidated financial statements, the Company utilizes third-party pricing vendors or other applicable market data inputs in the fair value measurement of its Level 3 assets. For available-for-sale securities, significant unobservable market data inputs inherent in the prices obtained from third-party pricing vendors include prepayment speeds, delinquency levels, and credit losses. For mortgage servicing rights, significant unobservable market data inputs inherent in the prices obtained from third-party pricing vendors include prepayment speeds, delinquency levels, discount rates, and cost to service. Significant increases or decreases in these inputs in isolation may result in significantly lower or higher fair value measurements.
Auditing the Company’s valuation of Level 3 assets was especially challenging because the valuation involved significant judgement due to the unobservable inputs used in the valuation of these assets. These subjective assumptions consider a number of factors that are affected by market, economic, and asset-specific conditions.

How We Addressed the Matter in Our Audit
Our audit procedures related to the fair value of Level 3 assets included the following procedures, among others. We obtained an understanding of the Level 3 fair value measurements process, evaluated the design, and tested the operating effectiveness of internal controls. This included testing controls over management’s review of the third-party pricing vendors’ qualifications and methodologies applied. We also tested controls over management’s evaluation of pricing information obtained from third-party pricing vendors, including the consideration of applicable market data.
To test the fair value of the Company’s Level 3 fair value measurements, our audit procedures included, among others, testing the completeness and accuracy of data used in the fair value measurement process and involving our internal valuation specialists to independently develop fair value estimates for a sample of assets classified as Level 3 fair value measurements using independently developed cash flow models and assumptions including consideration of market transactions. We compared our independently developed fair value estimates to the Company’s valuations. In addition, to identify potential sources of contrary information, we performed back-testing of sales of these assets that occurred after December 31, 2019.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
Minneapolis, Minnesota
February 26, 2020

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2019	December 31, 2018
ASSETS
Available-for-sale securities, at fair value	$31,406,328	$25,552,604
Mortgage servicing rights, at fair value	1,909,444	1,993,440
Cash and cash equivalents	558,136	409,758
Restricted cash	1,058,690	688,006
Accrued interest receivable	92,634	86,589
Due from counterparties	318,963	154,626
Derivative assets, at fair value	188,051	319,981
Reverse repurchase agreements	220,000	761,815
Other assets	169,376	165,660
Total Assets (1)	$35,921,622	$30,132,479
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$29,147,463	$23,133,476
Federal Home Loan Bank advances	210,000	865,024
Revolving credit facilities	300,000	310,000
Term notes payable	394,502	—
Convertible senior notes	284,954	283,856
Derivative liabilities, at fair value	6,740	820,590
Due to counterparties	259,447	130,210
Dividends payable	128,125	135,551
Accrued interest payable	149,626	160,005
Other liabilities	70,299	39,278
Total Liabilities (1)	30,951,156	25,877,990
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized and 40,050,000 and 40,050,000 shares issued and outstanding, respectively ($1,001,250 and $1,001,250 liquidation preference, respectively)	977,501	977,501
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 272,935,731 and 248,085,721 shares issued and outstanding, respectively	2,729	2,481
Additional paid-in capital	5,154,764	4,809,616
Accumulated other comprehensive income	689,400	110,817
Cumulative earnings	2,655,891	2,332,371
Cumulative distributions to stockholders	(4,509,819)	(3,978,297)
Total Stockholders’ Equity	4,970,466	4,254,489
Total Liabilities and Stockholders’ Equity	$35,921,622	$30,132,479

____________________

(1)
The consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs. At December 31, 2019 and December 31, 2018, assets of the VIEs totaled $395,008 and $0, and liabilities of the VIEs totaled $395,008 and $0, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Year Ended
	December 31,
	2019	2018	2017
Interest income:
Available-for-sale securities	$962,283	$847,325	$631,853
Residential mortgage loans held-for-investment in securitization trusts	—	—	102,886
Other	32,407	22,707	10,350
Total interest income	994,690	870,032	745,089
Interest expense:
Repurchase agreements	654,280	469,437	210,430
Collateralized borrowings in securitization trusts	—	—	82,573
Federal Home Loan Bank advances	10,920	20,417	36,911
Revolving credit facilities	19,354	10,820	2,341
Term notes payable	10,708	—	—
Convertible senior notes	19,067	18,997	17,933
Total interest expense	714,329	519,671	350,188
Net interest income	280,361	350,361	394,901
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(14,312)	(470)	(789)
Other income (loss):
Gain (loss) on investment securities	280,118	(341,312)	(34,695)
Servicing income	501,612	343,096	209,065
Loss on servicing asset	(697,659)	(69,033)	(91,033)
(Loss) gain on interest rate swap, cap and swaption agreements	(108,289)	16,043	(9,753)
Gain (loss) on other derivative instruments	259,998	(54,857)	(70,159)
Other income	337	3,037	30,141
Total other income (loss)	236,117	(103,026)	33,566
Expenses:
Management fees	60,102	30,272	40,472
Servicing expenses	74,607	61,136	35,289
Other operating expenses	57,055	62,983	54,160
Acquisition transaction costs	—	86,703	—
Restructuring charges	—	8,238	—
Total expenses	191,764	249,332	129,921
Income (loss) from continuing operations before income taxes	310,402	(2,467)	297,757
(Benefit from) provision for income taxes	(13,560)	41,823	(10,482)
Net income (loss) from continuing operations	323,962	(44,290)	308,239
Income from discontinued operations, net of tax	—	—	44,146
Net income (loss)	323,962	(44,290)	352,385
Income from discontinued operations attributable to noncontrolling interest	—	—	3,814
Net income (loss) attributable to Two Harbors Investment Corp.	323,962	(44,290)	348,571
Dividends on preferred stock	75,801	65,395	25,122
Net income (loss) attributable to common stockholders	$248,161	$(109,685)	$323,449
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS), continued
(in thousands, except share data)

	Year Ended
	December 31,
	2019	2018	2017
Basic earnings (loss) per weighted average common share:
Continuing operations	$0.93	$(0.53)	$1.62
Discontinued operations	—	—	0.23
Net income (loss)	$0.93	$(0.53)	$1.85
Diluted earnings (loss) per weighted average common share:
Continuing operations	$0.93	$(0.53)	$1.60
Discontinued operations	—	—	0.21
Net income (loss)	$0.93	$(0.53)	$1.81
Weighted average number of shares of common stock:
Basic	267,826,739	206,020,502	174,433,999
Diluted	267,826,739	206,020,502	188,133,341
Comprehensive income (loss):
Net income (loss)	$323,962	$(44,290)	$352,385
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	578,583	(233,914)	135,586
Other comprehensive income (loss)	578,583	(233,914)	135,586
Comprehensive income (loss)	902,545	(278,204)	487,971
Comprehensive income attributable to noncontrolling interest	—	—	3,814
Comprehensive income (loss) attributable to Two Harbors Investment Corp.	902,545	(278,204)	484,157
Dividends on preferred stock	75,801	65,395	25,122
Comprehensive income (loss) attributable to common stockholders	$826,744	$(343,599)	$459,035
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance, December 31, 2016	$—	$1,739	$3,661,711	$199,227	$2,038,033	$(2,499,599)	$3,401,111	$—	$3,401,111
Net income	—	—	—	—	348,571	—	348,571	3,814	352,385
Other comprehensive income before reclassifications, net of tax expense of $45,157	—	—	—	129,590	—	—	129,590	—	129,590
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $2,722	—	—	—	5,996	—	—	5,996	—	5,996
Other comprehensive income, net of tax expense of $42,435	—	—	—	135,586	—	—	135,586	—	135,586
Contribution of TH Commercial Holdings LLC to Granite Point	—	—	(13,771)	—	—	—	(13,771)	195,646	181,875
Acquisition of noncontrolling interests	—	—	182	—	—	—	182	(11,542)	(11,360)
Issuance of preferred stock, net of offering costs	702,537	—	—	—	—	—	702,537	—	702,537
Issuance of common stock, net of offering costs	—	—	449	—	—	—	449	—	449
Preferred dividends declared	—	—	—	—	—	(25,122)	(25,122)	—	(25,122)
Common dividends declared	—	—	—	—	—	(350,709)	(350,709)	(3,177)	(353,886)
Special dividend of Granite Point Mortgage Trust Inc. common stock	—	—	11,267	—	—	(650,848)	(639,581)	(184,741)	(824,322)
Non-cash equity award compensation	—	6	12,165	—	—	—	12,171	—	12,171
Balance, December 31, 2017	702,537	1,745	3,672,003	334,813	2,386,604	(3,526,278)	3,571,424	—	3,571,424
Cumulative effect of adoption of new accounting principle	—	—	25	9,918	(9,943)	—	—	—	—
Adjusted balance, January 1, 2018	702,537	1,745	3,672,028	344,731	2,376,661	(3,526,278)	3,571,424	—	3,571,424
Net loss	—	—	—	—	(44,290)	—	(44,290)	—	(44,290)
Other comprehensive loss before reclassifications, net of tax benefit of $14,890	—	—	—	(488,253)	—	—	(488,253)	—	(488,253)
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $0	—	—	—	254,339	—	—	254,339	—	254,339
Other comprehensive loss, net of tax benefit of $14,890	—	—	—	(233,914)	—	—	(233,914)	—	(233,914)
Acquisition of CYS Investments, Inc.	274,950	726	1,124,388	—	—	—	1,400,064	—	1,400,064
Issuance of preferred stock, net of offering costs	14	—	—	—	—	—	14	—	14
Issuance of common stock, net of offering costs	—	—	215	—	—	—	215	—	215
Preferred dividends declared	—	—	—	—	—	(65,395)	(65,395)	—	(65,395)
Common dividends declared	—	—	—	—	—	(386,624)	(386,624)	—	(386,624)
Non-cash equity award compensation	—	10	12,985	—	—	—	12,995	—	12,995
Balance, December 31, 2018	977,501	2,481	4,809,616	110,817	2,332,371	(3,978,297)	4,254,489	—	4,254,489
Cumulative effect of adoption of new accounting principle	—	—	—	—	(442)	—	(442)	—	(442)
Adjusted balance, January 1, 2019	977,501	2,481	4,809,616	110,817	2,331,929	(3,978,297)	4,254,047	—	4,254,047
Net income	—	—	—	—	323,962	—	323,962	—	323,962
Other comprehensive income before reclassifications, net of tax expense of $39	—	—	—	796,346	—	—	796,346	—	796,346
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $0	—	—	—	(217,763)	—	—	(217,763)	—	(217,763)
Other comprehensive income, net of tax expense of $39	—	—	—	578,583	—	—	578,583	—	578,583
Issuance of common stock, net of offering costs	—	244	336,009	—	—	—	336,253	—	336,253
Repurchase of common stock	—	—	(19)	—	—	—	(19)	—	(19)
Preferred dividends declared	—	—	—	—	—	(75,801)	(75,801)	—	(75,801)
Common dividends declared	—	—	—	—	—	(455,721)	(455,721)	—	(455,721)
Non-cash equity award compensation	—	4	9,158	—	—	—	9,162	—	9,162
Balance, December 31, 2019	$977,501	$2,729	$5,154,764	$689,400	$2,655,891	$(4,509,819)	$4,970,466	$—	$4,970,466
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Net income (loss) from continuing operations	$323,962	$(44,290)	$308,239
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Amortization of premiums and discounts on investment securities, net	167,097	93,830	67,651
Amortization of deferred debt issuance costs on term notes payable and convertible senior notes	1,680	1,029	714
Other-than-temporary impairment losses	14,312	470	789
Realized and unrealized (gains) losses on investment securities	(280,118)	344,468	35,401
Loss on servicing asset	697,659	69,033	91,033
Gain on residential mortgage loans held-for-investment and collateralized borrowings in securitization trusts	—	—	(22,683)
Realized and unrealized losses on interest rate swaps, caps and swaptions	178,803	33,174	930
Unrealized (gain) loss on other derivative instruments	(34,745)	23,489	50,099
Equity based compensation	9,162	12,995	11,330
Excess consideration in the acquisition of CYS Investments, Inc.	—	77,602	—
Net change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(6,045)	12,366	(24,689)
(Increase) decrease in deferred income taxes, net	(24,912)	41,988	(11,030)
(Decrease) increase in accrued interest payable	(10,379)	44,820	67,118
Change in other operating assets and liabilities, net	20,161	(8,104)	(229)
Net cash provided by operating activities from discontinued operations	—	—	32,108
Net cash provided by operating activities	1,056,637	702,870	606,781
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(24,656,050)	(12,621,282)	(18,232,105)
Proceeds from sales of available-for-sale securities	15,879,823	15,202,406	8,708,941
Principal payments on available-for-sale securities	3,599,834	2,434,071	1,553,051
Purchases of mortgage servicing rights, net of purchase price adjustments	(611,765)	(976,393)	(484,261)
(Payments for) proceeds from sales of mortgage servicing rights	(1,898)	637	355
(Purchases) short sales of derivative instruments, net	(76,752)	(83,887)	(103,175)
(Payments for termination and settlement) proceeds from sales and settlement of derivative instruments, net	(749,226)	354,822	85,811
Proceeds from sales of beneficial interests in securitization trusts	—	—	190,160
Proceeds from repayment of residential mortgage loans held-for-investment in securitization trusts	—	—	332,085
Payments for reverse repurchase agreements	(2,056,825)	(4,085,482)	—
Proceeds from reverse repurchase agreements	2,598,640	4,085,127	—
Net cash paid for the acquisition of CYS Investments, Inc.	—	(13,552)	—
(Decrease) increase in due to counterparties, net	(35,100)	449,274	(805,158)
Change in other investing assets and liabilities, net	31,575	44,257	83,976
Net cash used in investing activities of discontinued operations	—	—	(813,939)
Net cash (used in) provided by investing activities	$(6,077,744)	$4,789,998	$(9,484,259)
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Year Ended
	December 31,
	2019	2018	2017
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$236,071,952	$151,887,922	$139,559,059
Principal payments on repurchase agreements	(230,057,965)	(156,949,180)	(128,973,036)
Principal payments on collateralized borrowings in securitization trusts	—	—	(328,978)
Proceeds from Federal Home Loan Bank advances	160,000	—	—
Principal payments on Federal Home Loan Bank advances	(815,024)	(350,000)	(2,784,976)
Proceeds from revolving credit facilities	450,000	397,400	123,000
Principal payments on revolving credit facilities	(460,000)	(107,400)	(173,000)
Proceeds from issuance of term notes payable	393,920	—	—
Proceeds from convertible senior notes	—	—	282,113
Proceeds from issuance of preferred stock, net of offering costs	—	(36)	702,537
Proceeds from issuance of common stock, net of offering costs	336,253	215	449
Repurchase of common stock	(19)	—	—
Dividends paid on preferred stock	(75,801)	(58,394)	(13,173)
Dividends paid on common stock	(463,147)	(270,626)	(422,885)
Net cash provided by financing activities from discontinued operations	—	—	1,146,168
Net cash provided by (used in) financing activities	5,540,169	(5,450,099)	9,117,278
Net increase in cash, cash equivalents and restricted cash	519,062	42,769	239,800
Cash, cash equivalents and restricted cash of continuing operations at beginning of period	1,097,764	1,054,995	758,916
Cash, cash equivalents and restricted cash of discontinued operations at beginning of period	—	—	56,279
Cash, cash equivalents and restricted cash at beginning of period	1,097,764	1,054,995	815,195
Cash, cash equivalents and restricted cash at end of period	$1,616,826	$1,097,764	$1,054,995
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Year Ended
	December 31,
	2019	2018	2017
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$720,213	$419,878	$227,518
Cash paid (received) for taxes, net	$28,202	$397	$(856)
Noncash Activities:
Acquisition of the assets and liabilities of CYS Investments, Inc.
Available-for-sale securities	$—	$10,034,557	$—
Cash and cash equivalents	$—	$386	$—
Restricted cash	$—	$1,062	$—
Accrued interest receivable	$—	$30,646	$—
Reverse repurchase agreements	$—	$761,460	$—
Other assets	$—	$11,977	$—
Repurchase agreements	$—	$(8,743,527)	$—
Derivative liabilities, net	$—	$(451,026)	$—
Due to counterparties, net	$—	$(279,715)	$—
Accrued interest payable	$—	$(27,487)	$—
Other liabilities	$—	$(821)	$—
Issuance of preferred stock in connection with the acquisition of CYS Investments, Inc.	$—	$275,000	$—
Issuance of common stock in connection with the acquisition of CYS Investments, Inc.	$—	$1,125,114	$—
Deconsolidation of the assets and liabilities of variable interest entities
Residential mortgage loans held-for-investment in securitization trusts	$—	$—	$2,894,507
Accrued interest receivable	$—	$—	$15,386
Collateralized borrowings in securitization trusts	$—	$—	$2,920,970
Accrued interest payable	$—	$—	$8,271
Accrued expenses and other liabilities	$—	$—	$10,826
Recognition of beneficial interests in securitization trusts	$—	$—	$59,826
Distribution of TH Commercial Holdings LLC to Granite Point Mortgage Trust Inc. in exchange for common shares	$—	$—	$651,000
Distribution of Granite Point Mortgage Trust Inc. common stock	$—	$—	$650,848
Cumulative-effect adjustment to equity for adoption of new accounting principle	$442	$9,918	$—
Dividends declared but not paid at end of period	$128,125	$135,551	$12,552
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 1. Organization and Operations
Two Harbors Investment Corp., or the Company, is a Maryland corporation investing in and managing Agency residential mortgage-backed securities, or Agency RMBS, non-Agency securities, mortgage servicing rights, or MSR, and other financial assets. The investment portfolio as a whole is managed by the Company’s Co-Chief Investment Officers and resources are allocated and financial performance is assessed on a consolidated basis. The Company is externally managed and advised by PRCM Advisers LLC, or PRCM Advisers, which is a subsidiary of Pine River Capital Management L.P., or Pine River. The Company’s common stock is listed on the NYSE under the symbol “TWO”.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities, amount and timing of credit losses, prepayment rates, the period of time during which the Company anticipates an increase in the fair values of real estate securities sufficient to recover unrealized losses in those securities, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes due to supply and demand in the market, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ from its estimates and the differences may be material.
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
Available-for-Sale Securities, at Fair Value
The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other residential mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued by the Federal National Mortgage Association, or Fannie Mae, the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Government National Mortgage Association, or Ginnie Mae, or collectively, the government sponsored entities, or GSEs (collectively “Agency RMBS”). The Company also invests in securities that are not issued by the GSEs, or non-Agency securities, and, from time to time, U.S. Treasuries.
The Company classifies its Agency RMBS and non-Agency securities, excluding inverse interest-only Agency securities which are classified as derivatives for purposes of U.S. GAAP, as AFS, investments. Although the Company generally intends to hold most of its investment securities until maturity, it may, from time to time, sell any of its investment securities as part of its overall management of its portfolio. Accordingly, the Company classifies all of its securities as AFS, including its interest-only strips, which represent the Company’s right to receive a specified portion of the contractual interest flows of specific Agency or non-Agency securities. All assets classified as AFS, excluding certain Agency interest-only mortgage-backed securities, are reported at estimated fair value with unrealized gains and losses, excluding other-than-temporary impairments, included in accumulated other comprehensive income, on an after-tax basis.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

On July 1, 2015, the Company elected the fair value option for Agency interest-only securities acquired on or after such date. All Agency interest-only securities acquired on or after July 1, 2015 are carried at estimated fair value with changes in fair value, excluding other-than-temporary impairments, recorded as a component of gain (loss) on investment securities in the consolidated statements of comprehensive income (loss).
Fair value is determined under the guidance of Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, or ASC 820. The Company determines the fair value of its RMBS that are issued or guaranteed as to principal and/or interest by a GSE, based upon prices obtained from third-party pricing vendors or broker quotes received using the bid price, which are both deemed indicative of market activity. In determining the fair value of its non-Agency securities, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing vendors, broker quotes received and other applicable market data. If listed price data is not available or insufficient, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs. See Note 10 - Fair Value of these notes to the consolidated financial statements for details on fair value measurement.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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
MSR are reported at fair value on the consolidated balance sheets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, discount rates and cost to service). Changes in the fair value of MSR as well as servicing fee income and servicing expenses are reported on the consolidated statements of comprehensive income (loss).
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

At the inception of a derivative contract, the Company determines whether the instrument will be part of a qualifying hedge accounting relationship or whether the Company will account for the contract as a trading instrument. Due to the volatility of the credit markets and difficulty in effectively matching pricing or cash flows, the Company has elected to treat all current derivative contracts as trading instruments. Changes in fair value as well as the accrual and settlement of interest associated with derivatives accounted for as trading instruments are reported in the consolidated statements of comprehensive income (loss) as (loss) gain on interest rate swap, cap and swaption agreements or gain (loss) on other derivative instruments depending on the type of derivative instrument.
The Company enters into interest rate derivative contracts for a variety of reasons, including minimizing fluctuations in earnings or market values on certain assets or liabilities that may be caused by changes in interest rates. The Company may, at times, enter into various forward contracts including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, and caps. Due to the nature of these instruments, they may be in a receivable/asset position or a payable/liability position at the end of an accounting period. Amounts payable to and receivable from the same party under contracts may be offset as long as the following conditions are met: (a) each of the two parties owes the other determinable amounts; (b) the reporting party has the right to offset the amount owed with the amount owed by the other party; (c) the reporting party intends to offset; and (d) the right of offset is enforceable by law. If the aforementioned conditions are not met, amounts payable to and receivable from are presented by the Company on a gross basis in its consolidated balance sheets. The Company’s centrally cleared interest rate swaps require that the Company posts an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. Accordingly, beginning in the first quarter of 2018 and in subsequent periods, the Company accounts for the receipt or payment of variation margin on interest rate swaps as a direct reduction to the carrying value of the interest rate swap asset or liability. As of December 31, 2019 and December 31, 2018, variation margin pledged or received is netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the Company’s consolidated balance sheets.
The Company has provided specific disclosure regarding the location and amounts of derivative instruments in the consolidated financial statements and how derivative instruments and related hedged items are accounted for. See Note 7 - Derivative Instruments and Hedging Activities of these notes to the consolidated financial statements.
Reverse Repurchase Agreements
The Company may borrow U.S. Treasury securities through reverse repurchase transactions under its master repurchase agreements to cover short sales. The Company accounts for these reverse repurchase agreements as securities borrowing transactions and records them at their contractual amounts, as specified in the respective agreements.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Repurchase Agreements
The Company finances certain of its investment securities and MSR through the use of repurchase agreements. These repurchase agreements are generally short-term debt, which expire within one year. As of December 31, 2019, certain of the Company’s repurchase agreements had contractual terms of greater than one year, and were considered long-term debt. Borrowings under repurchase agreements generally bear interest rates of a specified margin over one-month LIBOR and are generally uncommitted. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements.
Federal Home Loan Bank of Des Moines Advances and Stock Holdings
The Company’s wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, is a member of the Federal Home Loan Bank of Des Moines, or the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances.
The Company’s secured advances from the FHLB may have both short-term and long-term maturities. The advances with less than five-year terms generally bear interest rates of a spread over one- or three-month LIBOR and the advances with 20-year terms generally bear interest rates of or one- or three-month MOVR, or the FHLB member option variable-rate. FHLB advances are treated as secured financing transactions and are carried at their contractual amounts.
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
Revolving Credit Facilities
To finance MSR, the Company enters into revolving credit facilities collateralized by pledged MSR. Borrowings under these revolving credit facilities that expire within one year are considered short-term debt. As of December 31, 2019, the Company’s revolving credit facilities that had contractual terms of greater than one year were considered long-term debt. The Company’s revolving credit facilities generally bear interest rates of a specified margin over one-month LIBOR. Borrowings under revolving credit facilities are treated as collateralized financing transactions and are carried at contractual amounts, as specified in the respective agreements.
Term Notes Payable
Term notes payable related to the Company’s consolidated securitization are recorded at outstanding principal balance, net of any unamortized deferred debt issuance costs, on the Company’s consolidated balance sheets.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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
The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with ASC 740, Income Taxes, or ASC 740. The Company records these liabilities to the extent the Company deems them more likely than not to be incurred. The Company classifies interest and penalties on material uncertain tax positions as interest expense and operating expense, respectively, in its consolidated statements of comprehensive income (loss).
Tax effects of the Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into law on December 22, 2017 significantly revised the U.S. corporate income tax by, among other things, lowering the federal income tax rate applicable to corporations from 35% to 21% and repealing the corporate alternative minimum tax. In addition, the deduction of net interest expense is limited for all businesses; provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives. This limitation could adversely affect our TRSs.
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
Equity Incentive Plan
The Company’s Second Restated 2009 Equity Incentive Plan, or the Plan, provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including PRCM Advisers and its affiliates. The Plan is administered by the compensation committee of the Company’s board of directors. The Plan permits the granting of restricted shares of common stock, phantom shares, dividend equivalent rights and other equity-based awards. See Note 18 - Equity Incentive Plan for further details regarding the Plan.
The cost of equity-based compensation awarded to employees provided by our manager is measured on and fixed at the grant date, based on the price of the Company’s stock as of period end and amortized over the vesting term. Prior to the early adoption of Accounting Standards Update (ASU) No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, on July 1, 2018 (applied by recording a cumulative-effect adjustment to cumulative earnings as of January 1, 2018, which did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures), the cost of equity-based compensation awarded to employees provided by our manager was measured at fair value at each reporting date based on the price of the Company’s stock as of period end and amortized over the vesting term.

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
Asset acquisitions are generally accounted for by allocating the cost of the acquisition plus direct transaction costs to the individual assets acquired, including identified intangible assets, and liabilities assumed on a relative fair value basis. This allocation may cause identified assets to be recognized at amounts that are greater than their fair values. However, “non-qualifying” assets, which include financial assets and other current assets, should not be assigned an amount greater than their fair value. The gross assets acquired in the merger consisted most significantly of financial assets and other current assets. The cost of the acquisition of CYS plus direct transaction costs exceeded gross assets acquired less liabilities assumed in the merger. As there were no meaningful nonfinancial assets and non-current assets in this transaction and no identified intangible assets to assign value, the excess consideration and transaction costs were recognized in the consolidated statements of comprehensive income (loss) as an expense and an associated reduction in stockholders’ equity.
Recently Issued and/or Adopted Accounting Standards
Lease Classification and Accounting
On January 1, 2019, the Company adopted ASU No. 2016-02, which requires lessees to recognize on their balance sheets both a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The Company’s adoption of this ASU was applied by recording a cumulative-effect adjustment to cumulative earnings as of January 1, 2019, which did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
Measurement of Credit Losses on Financial Instruments
On January 1, 2020, the Company will adopt ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. Valuation allowances for credit losses on AFS debt securities will be recognized, rather than direct reductions in the amortized cost of the investments, regardless of whether the impairment is considered to be other-than-temporary. The new model also requires the estimation of lifetime expected credit losses and corresponding recognition of allowance for losses on trade and other receivables, held-to-maturity debt securities, loans, and other instruments held at amortized cost. The ASU requires certain recurring disclosures.
The Company will use a discounted cash flow method to estimate and recognize an allowance for credit losses on AFS securities. The estimated allowance for credit losses will be equal to the difference between the prepayment adjusted contractual cash flows with no credit losses and the prepayment adjusted expected cash flows with credit losses, discounted at the effective interest rate on the AFS security that is in effect upon adoption of the standard. The contractual cash flows and expected cash flows will be based on management’s best estimate and take into consideration current prepayment assumptions, lifetime expected losses based on past loss experience, current market conditions, and reasonable and supportable forecasts of future conditions. The allowance for credit losses is expected to increase the AFS security amortized cost and recognize an allowance for credit losses in the same amount. Any allowance for credit losses recognized in connection with adopting the guidance in Topic 326 that is different from the current credit reserve will be recognized as a cumulative effect adjustment to opening cumulative earnings. The Company has determined that the adoption will have no impact to cumulative earnings as of January 1, 2020.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The adoption of this ASU will impact the Company’s accounting for the purchase of certain beneficial interests with purchased credit deterioration or when there is a “significant” difference between contractual cash flows and expected cash flows. For these securities, the Company will record an allowance for credit losses with an increase in amortized cost above the purchase price of the same amount.  Subsequent adverse or favorable changes in expected cash flows will be recognized immediately in earnings as a provision for or reduction in credit losses, respectively. Adverse changes will be reflected as an increase to the allowance for credit losses and favorable changes will be reflected as a decrease to the allowance for credit losses. The allowance for credit losses is limited to the difference between the beneficial interest’s fair value and its amortized cost, and any remaining adverse changes in these circumstances are reflected as a prospective adjustment to accretable yield.  If the allowance for credit losses has been reduced to zero, the remaining favorable changes are reflected as a prospective adjustment to accretable yield. The Company will not adjust the effective interest rate in subsequent periods for prepayment assumption changes and the Company will not adjust the effective interest rate in subsequent periods for variable-rate changes. Any changes in the allowance for credit losses due to the time-value-of-money will be accounted for in the income statement as credit loss expense rather than a reduction to interest income.
The Company expects the standard to apply to Agency and non-Agency securities that are accounted for as beneficial interests under ASC 325-40, Investments-Other: Beneficial Interests in Securitized Financial Assets, or ASC 325-40, and ASC 310-30, Receivables: Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-30. Only beneficial interests that were previous accounted for as purchased credit impaired under ASC 310-30 will be accounted for as purchased credit deteriorated under Topic 326 on the transition date.
The Company has evaluated the adoption of this ASU to determine the impact it may have on its consolidated financial statements, which at the date of adoption, will establish an allowance for credit losses on AFS securities accounted for as purchased credit-impaired assets under ASC 310-30 in an unrealized loss position and with no OTTI recognized in periods prior to transition. The effective interest rate on these debt securities will not be changed. On January 1, 2020, the $30.7 billion net amortized cost basis of AFS securities will be inclusive of a $244.9 million allowance for credit loss.
The Company will use prospective transition approach for debt securities for which OTTI had been recognized prior to January 1, 2020. As a result, the amortized cost basis remains the same before and after the effective date. The effective interest rate on these debt securities will not be changed. Amounts previously recognized in accumulated other comprehensive income as of January 1, 2020 relating to improvements in cash flows expected to be collected will be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after January 1, 2020 will be recorded in earnings when received.
The Company has developed new processes, policies and controls to implement the standard and performed tests to validate the internally developed cash flow models. The processes, policies, controls and model validation were completed by the adoption date.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the consolidated balance sheets as of December 31, 2019 and December 31, 2018:

(in thousands)	December 31, 2019	December 31, 2018
Note receivable (1)	$394,502	$—
Cash and cash equivalents	200	—
Accrued interest receivable (1)	306	—
Total Assets	$395,008	$—
Term notes payable	$394,502	$—
Accrued interest payable	306	—
Other liabilities	200	—
Total Liabilities	$395,008	$—

____________________

(1)	Receivables due from a wholly owned subsidiary of the Company to the Issuer Trust are eliminated in consolidation in accordance with U.S. GAAP.

Note 4. Available-for-Sale Securities, at Fair Value
The Company holds AFS investment securities which are carried at fair value on the consolidated balance sheets. The following table presents the Company’s AFS investment securities by collateral type as of December 31, 2019 and December 31, 2018:

(in thousands)	December 31, 2019	December 31, 2018
Agency
Federal National Mortgage Association	$21,252,575	$15,812,696
Federal Home Loan Mortgage Corporation	6,070,500	4,930,963
Government National Mortgage Association	454,980	941,374
Non-Agency	3,628,273	3,867,571
Total available-for-sale securities	$31,406,328	$25,552,604

At December 31, 2019 and December 31, 2018, the Company pledged AFS securities with a carrying value of $29.8 billion and $25.2 billion, respectively, as collateral for repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. See Note 11 - Repurchase Agreements and Note 12 - Federal Home Loan Bank of Des Moines Advances.
At December 31, 2019 and December 31, 2018, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of Accounting Standards Codification (ASC) 860, to be considered linked transactions and, therefore, classified as derivatives.
The Company is not required to consolidate variable interest entities, or VIEs, for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include all non-Agency securities, which are classified within available-for-sale securities, at fair value on the consolidated balance sheets. As of December 31, 2019 and December 31, 2018, the carrying value, which also represents the maximum exposure to loss, of all non-Agency securities in unconsolidated VIEs was $3.6 billion and $3.9 billion, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following tables present the amortized cost and carrying value of AFS securities by collateral type as of December 31, 2019 and December 31, 2018:

	December 31, 2019
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Agency
Principal and interest	$26,239,544	$986,343	$(19)	$—	$27,225,868	$424,818	$(8,815)	$27,641,871
Interest-only	2,601,693	169,811	—	—	169,811	13,724	(47,351)	136,184
Total Agency	28,841,237	1,156,154	(19)	—	27,395,679	438,542	(56,166)	27,778,055
Non-Agency
Principal and interest	5,498,654	8,980	(560,140)	(1,711,951)	3,235,543	341,583	(23,263)	3,553,863
Interest-only	4,356,603	79,935	—	—	79,935	3,039	(8,564)	74,410
Total Non-Agency	9,855,257	88,915	(560,140)	(1,711,951)	3,315,478	344,622	(31,827)	3,628,273
Total	$38,696,494	$1,245,069	$(560,159)	$(1,711,951)	$30,711,157	$783,164	$(87,993)	$31,406,328

	December 31, 2018
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Agency
Principal and interest	$20,775,790	$1,037,781	$(25,085)	$—	$21,788,486	$61,128	$(339,997)	$21,509,617
Interest-only	3,115,967	209,901	—	—	209,901	14,170	(48,655)	175,416
Total Agency	23,891,757	1,247,682	(25,085)	—	21,998,387	75,298	(388,652)	21,685,033
Non-Agency
Principal and interest	5,360,124	6,682	(694,119)	(1,322,762)	3,349,925	478,095	(44,657)	3,783,363
Interest-only	5,137,169	83,846	—	—	83,846	3,655	(3,293)	84,208
Total Non-Agency	10,497,293	90,528	(694,119)	(1,322,762)	3,433,771	481,750	(47,950)	3,867,571
Total	$34,389,050	$1,338,210	$(719,204)	$(1,322,762)	$25,432,158	$557,048	$(436,602)	$25,552,604

The following tables present the carrying value of the Company’s AFS securities by rate type as of December 31, 2019 and December 31, 2018:

	December 31, 2019
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$14,584	$3,344,287	$3,358,871
Fixed Rate	27,763,471	283,986	28,047,457
Total	$27,778,055	$3,628,273	$31,406,328

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	December 31, 2018
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$19,073	$3,475,171	$3,494,244
Fixed Rate	21,665,960	392,400	22,058,360
Total	$21,685,033	$3,867,571	$25,552,604

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of December 31, 2019:

	December 31, 2019
(in thousands)	Agency	Non-Agency	Total
< 1 year	$380	$41,192	$41,572
≥ 1 and < 3 years	57,403	191,255	248,658
≥ 3 and < 5 years	3,071,314	211,767	3,283,081
≥ 5 and < 10 years	24,357,478	2,780,858	27,138,336
≥ 10 years	291,480	403,201	694,681
Total	$27,778,055	$3,628,273	$31,406,328

When the Company purchases a credit-sensitive AFS security at a significant discount to its face value, the Company often does not amortize into income a significant portion of this discount that the Company is entitled to earn because the Company does not expect to collect the entire discount due to the inherent credit risk of the security. The Company may also record an OTTI for a portion of its investment in the security in an unrealized loss position to the extent the Company believes that the amortized cost will exceed the present value of expected future cash flows. The amount of principal that the Company does not amortize into income is designated as a credit reserve on the security, with unamortized net discounts or premiums amortized into income over time to the extent realizable.
The following table presents the changes for the years ended December 31, 2019 and 2018 of the net unamortized discount/premium and designated credit reserves on non-Agency AFS securities.

	Year Ended December 31,
	2019			2018
(in thousands)	Designated Credit Reserve	Net Unamortized Discount/Premium	Total	Designated Credit Reserve	Net Unamortized Discount/Premium	Total
Beginning balance at January 1	$(1,322,762)	$(603,591)	$(1,926,353)	$(653,613)	$(607,609)	$(1,261,222)
Acquisitions	(568,146)	2,472	(565,674)	(737,765)	(60,894)	(798,659)
Accretion of net discount	—	43,674	43,674	—	89,111	89,111
Realized credit losses	23,517	—	23,517	26,457	—	26,457
Reclassification adjustment for other-than-temporary impairments	(10,155)	—	(10,155)	(470)	—	(470)
Transfers from (to)	140,703	(140,703)	—	42,629	(42,629)	—
Sales, calls, other	24,892	226,923	251,815	—	18,430	18,430
Ending balance at December 31	$(1,711,951)	$(471,225)	$(2,183,176)	$(1,322,762)	$(603,591)	$(1,926,353)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table presents the components comprising the carrying value of AFS securities not deemed to be other-than-temporarily impaired by length of time that the securities had an unrealized loss position as of December 31, 2019 and December 31, 2018. At December 31, 2019, the Company held 1,237 AFS securities, of which 122 were in an unrealized loss position for less than twelve consecutive months and 151 were in an unrealized loss position for more than twelve consecutive months. At December 31, 2018, the Company held 1,550 AFS securities, of which 290 were in an unrealized loss position for less than twelve consecutive months and 489 were in an unrealized loss position for more than twelve consecutive months.

	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2019	$3,970,743	$(25,061)	$735,727	$(62,932)	$4,706,470	$(87,993)
December 31, 2018	$4,386,946	$(66,520)	$9,501,123	$(370,082)	$13,888,069	$(436,602)

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
During the years ended December 31, 2019, 2018 and 2017, the Company recorded $14.3 million, $0.5 million and $0.8 million in OTTI on a total of eighteen, three and two non-Agency securities, respectively, where the future expected cash flows for each security were less than its amortized cost. As of December 31, 2019, impaired securities with a carrying value of $319.2 million had actual weighted average cumulative losses of 3.5%, weighted average three-month prepayment speed of 5.3%, weighted average 60+ day delinquency of 16.3% of the pool balance, and weighted average FICO score of 636. At December 31, 2019, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company will be required to sell the securities; therefore, only the projected credit loss was recognized in earnings.
The following table presents the changes in OTTI included in earnings for the years ended December 31, 2019, 2018 and 2017:

	Year Ended
	December 31,
(in thousands)	2019	2018	2017
Cumulative credit loss at beginning of period	$(6,865)	$(6,395)	$(5,606)
Additions:
Other-than-temporary impairments not previously recognized	(11,724)	(264)	(429)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	(2,588)	(206)	(360)
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	1,703	—	—
Decreases related to other-than-temporary impairments on securities sold	2,453	—	—
Cumulative credit loss at end of period	$(17,021)	$(6,865)	$(6,395)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Cumulative credit losses related to OTTI may be reduced for securities sold as well as for securities that mature, are paid down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain (loss) on investment securities in the Company’s consolidated statements of comprehensive income (loss). The following table presents details around sales of AFS securities during the years ended December 31, 2019, 2018 and 2017:

	Year Ended
	December 31,
(in thousands)	2019	2018	2017
Proceeds from sales of available-for-sale securities	$15,879,823	$15,202,406	$8,708,941
Amortized cost of available-for-sale securities sold	(15,595,809)	(15,551,968)	(8,741,432)
Total realized gains (losses) on sales, net	$284,014	$(349,562)	$(32,491)

Gross realized gains	$408,861	$70,076	$67,764
Gross realized losses	(124,847)	(419,638)	(100,255)
Total realized gains (losses) on sales, net	$284,014	$(349,562)	$(32,491)

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
The following table summarizes activity related to MSR for the years ended December 31, 2019, 2018 and 2017.

	Year Ended
	December 31,
(in thousands)	2019	2018	2017
Balance at beginning of period	$1,993,440	$1,086,717	$693,815
Purchases of mortgage servicing rights	627,815	988,283	499,866
Additions from sales of residential mortgage loans	—	—	20
Sales of mortgage servicing rights	2,306	—	(946)
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	(390,149)	80,209	6,339
Other changes in fair value (1)	(307,918)	(149,879)	(96,781)
Other changes (2)	(16,050)	(11,890)	(15,596)
Balance at end of period	$1,909,444	$1,993,440	$1,086,717
____________________

(1)	Other changes in fair value primarily represents changes due to the realization of expected cash flows.

(2)	Other changes includes purchase price adjustments, contractual prepayment protection, and changes due to the Company’s purchase of the underlying collateral.

At December 31, 2019 and December 31, 2018, the Company pledged MSR with a carrying value of $1.6 billion and $1.1 billion, respectively, as collateral for repurchase agreements, revolving credit facilities and term notes payable. See Note 11 - Repurchase Agreements, Note 13 - Revolving Credit Facilities and Note 14 - Term Notes Payable.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

As of December 31, 2019 and December 31, 2018, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands, except per loan data)	December 31, 2019	December 31, 2018
Weighted average prepayment speed:	14.8%	8.6%
Impact on fair value of 10% adverse change	$(88,459)	(67,245)
Impact on fair value of 20% adverse change	$(188,209)	(130,371)
Weighted average delinquency:	0.9%	1.3%
Impact on fair value of 10% adverse change	$(7,470)	(6,911)
Impact on fair value of 20% adverse change	$(15,020)	(13,688)
Weighted average discount rate:	7.2%	9.4%
Impact on fair value of 10% adverse change	$(49,274)	(62,528)
Impact on fair value of 20% adverse change	$(95,963)	(121,135)
Weighted average per loan annual cost to service:	$66.62	$69.34
Impact on fair value of 10% adverse change	$(23,932)	$(24,386)
Impact on fair value of 20% adverse change	$(48,054)	$(48,972)

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
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s consolidated statements of comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017:

	Year Ended
	December 31,
(in thousands)	2019	2018	2017
Servicing fee income	$436,587	$312,100	$197,902
Ancillary and other fee income	1,801	1,280	1,009
Float income	63,224	29,716	10,154
Total	$501,612	$343,096	$209,065

Mortgage Servicing Advances
In connection with the servicing of loans, the Company’s subservicers make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances, including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances, which are funded by the Company, totaled $45.6 million and

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

$39.7 million and were included in other assets on the consolidated balance sheets as of December 31, 2019 and December 31, 2018, respectively.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of residential mortgage loans underlying MSR, residential mortgage loans held in previous on-balance sheet securitization trusts for which the Company is the named servicing administrator and other assets. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of December 31, 2019 and December 31, 2018:

	December 31, 2019		December 31, 2018
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	793,470	$175,882,142	717,167	$163,102,308
Residential mortgage loans in securitization trusts	3,157	2,033,951	3,612	2,392,471
Other assets	71	12,511	220	34,374
Total serviced mortgage assets	796,698	$177,928,604	720,999	$165,529,153

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
The following table presents the Company’s restricted cash balances as of December 31, 2019 and December 31, 2018:

(in thousands)	December 31, 2019	December 31, 2018
Restricted cash balances held by trading counterparties:
For securities and loan trading activity	$45,050	$51,350
For derivatives trading activity	94,570	219,900
As restricted collateral for repurchase agreements and Federal Home Loan Bank advances	919,010	416,696
Total restricted cash balances held by trading counterparties	1,058,630	687,946
Restricted cash balance pursuant to letter of credit on office lease	60	60
Total	$1,058,690	$688,006

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s consolidated balance sheets as of December 31, 2019 and December 31, 2018 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	December 31, 2019	December 31, 2018
Cash and cash equivalents	$558,136	$409,758
Restricted cash	1,058,690	688,006
Total cash, cash equivalents and restricted cash	$1,616,826	$1,097,764

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of December 31, 2019 and December 31, 2018.

	December 31, 2019
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$69,469	$397,137	$—	$—
Interest rate swap agreements	102,268	2,725,000	—	36,977,470
Swaptions, net	7,801	1,257,000	—	—
TBAs	8,011	9,584,000	(6,711)	(2,157,000)
U.S. Treasury futures	502	380,000	—	—
Markit IOS total return swaps	—	—	(29)	41,890
Total	$188,051	$14,343,137	$(6,740)	$34,862,360

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	December 31, 2018
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$70,813	$476,299	$—	$—
Interest rate swap agreements	187,231	26,798,605	—	2,725,000
Interest rate cap contracts	40,335	2,500,000	—	—
Swaptions, net	—	—	(13,456)	63,000
TBAs	21,602	6,484,000	—	—
Put and call options for TBAs, net	—	—	(25,296)	1,767,000
Short U.S. Treasuries	—	—	(781,455)	800,000
Markit IOS total return swaps	—	—	(383)	48,265
Total	$319,981	$36,258,904	$(820,590)	$5,403,265

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
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the consolidated statements of comprehensive income (loss):

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Year Ended
(in thousands)		December 31,
		2019	2018	2017
Interest rate risk management
TBAs	Gain (loss) on other derivative instruments	$214,414	$(12,521)	$(46,778)
Short U.S. Treasuries	Gain (loss) on other derivative instruments	(6,801)	(26,988)	—
U.S. Treasury futures	Gain (loss) on other derivative instruments	44,474	—	—
Put and call options for TBAs	Gain (loss) on other derivative instruments	(7,666)	(18,457)	(22,623)
Interest rate swaps - Payers	(Loss) gain on interest rate swap, cap and swaption agreements	(637,307)	48,995	67,124
Interest rate swaps - Receivers	(Loss) gain on interest rate swap, cap and swaption agreements	461,801	(74,407)	(17,677)
Swaptions	(Loss) gain on interest rate swap, cap and swaption agreements	74,901	45,954	(59,200)
Interest rate caps	(Loss) gain on interest rate swap, cap and swaption agreements	(7,684)	(4,499)	—
Markit IOS total return swaps	Gain (loss) on other derivative instruments	(1,213)	125	(870)
Non-risk management
Inverse interest-only securities	Gain (loss) on other derivative instruments	16,790	2,984	112
Total		$151,709	$(38,814)	$(79,912)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018 and 2017, the Company recognized $70.5 million and $49.2 million of income and $8.8 million of expenses, respectively, for the accrual and/or settlement of the net interest expense associated with its interest rate swaps and caps. The income/expenses result from receiving either LIBOR interest or a fixed interest rate and paying either a fixed interest rate or LIBOR interest on an average $40.0 billion, $29.4 billion and $19.4 billion notional, respectively.
The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$476,299	$—	$(79,162)	$397,137	$437,039	$—
Interest rate swap agreements	29,523,605	35,458,291	(25,279,426)	39,702,470	38,951,332	41,975
Interest rate cap contracts	2,500,000	—	(2,500,000)	—	1,060,000	(8,690)
Swaptions, net	63,000	14,457,000	(13,263,000)	1,257,000	2,846,660	61,644
TBAs, net	6,484,000	143,008,000	(142,065,000)	7,427,000	8,895,340	234,716
Short U.S. Treasuries	(800,000)	—	800,000	—	(45,697)	(23,172)
U.S. Treasury futures	—	8,957,000	(8,577,000)	380,000	684,647	43,977
Put and call options for TBAs, net	(1,767,000)	—	1,767,000	—	(110,401)	(32,962)
Markit IOS total return swaps	48,265	—	(6,375)	41,890	45,092	—
Total	$36,528,169	$201,880,291	$(189,202,963)	$49,205,497	$52,764,012	$317,488

	Year Ended December 31, 2018
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$588,246	$—	$(111,947)	$476,299	$530,509	$—
Interest rate swap agreements	28,482,125	49,269,781	(48,228,301)	29,523,605	28,317,793	(71,578)
Interest rate cap contracts	—	2,500,000	—	2,500,000	1,054,795	—
Swaptions, net	2,666,000	(35,000)	(2,568,000)	63,000	(1,495,421)	67,985
TBAs, net	(573,000)	64,988,000	(57,931,000)	6,484,000	4,502,888	(35,140)
Short U.S. Treasuries	—	(800,000)	—	(800,000)	(337,534)	—
Put and call options for TBAs, net	—	(451,000)	(1,316,000)	(1,767,000)	(804,997)	6,839
Markit IOS total return swaps	63,507	—	(15,242)	48,265	55,143	(765)
Total	$31,226,878	$115,471,781	$(110,170,490)	$36,528,169	$31,823,176	$(32,659)
____________________

(1)	Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized losses on interest rate swaps, caps and swaptions and unrealized (gain) loss on other derivative instruments line items within the operating activities section of the consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the (purchases) short sales of other derivative instruments, (payments for termination and settlement) proceeds from sales and settlements of derivative instruments, net and (decrease) increase in due to counterparties, net line items within the investing activities section of the consolidated statements of cash flows.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when mortgage rates decline or increase, depending on the type of investment. Rising mortgage rates generally result in a decline in the value of the Company’s fixed-rate Agency P&I RMBS. To mitigate the impact of this risk on the Company’s fixed-rate Agency P&I RMBS portfolio, the Company maintains a portfolio of fixed-rate interest-only securities and MSR, which increase in value when interest rates increase. As of December 31, 2019 and December 31, 2018, the Company had $122.2 million and $147.6 million, respectively, of interest-only securities, and $1.9 billion and $2.0 billion, respectively, of MSR in place to economically hedge its Agency RMBS. Interest-only securities are included in AFS securities, at fair value, in the consolidated balance sheets.
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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of December 31, 2019 and December 31, 2018:

	December 31, 2019
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$10,223,000	$10,557,745	$10,565,556	$8,011	$(200)
Sale contracts	(2,796,000)	(2,902,858)	(2,909,369)	—	(6,511)
TBAs, net	$7,427,000	$7,654,887	$7,656,187	$8,011	$(6,711)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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

Short U.S. Treasuries. The Company may use short U.S. Treasury securities independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of December 31, 2018, the Company had short-sold U.S. Treasuries with a notional amount of $800.0 million and a fair market value of $781.5 million included in derivative liabilities, at fair value, on the consolidated balance sheet as of December 31, 2018. The Company did not hold any short U.S. Treasuries as of December 31, 2019.
U.S. Treasury Futures. The Company may use U.S. Treasury futures independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of December 31, 2019, the Company had purchased U.S. Treasury futures with a notional amount of $380.0 million and a fair market value of $0.5 million included in derivative assets, at fair value, on the consolidated balance sheet as of December 31, 2019. The Company did not hold any U.S. Treasury futures as of December 31, 2018.
Put and Call Options for TBAs. The Company may use put and call options for TBAs independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of December 31, 2018, the Company had purchased put and call options for TBAs with a notional amount of $5.4 billion and short sold put and call options for TBAs with a notional amount of $7.2 billion. The put and call options had a fair market value of $25.3 million included in derivative liabilities, at fair value, on the consolidated balance sheet as of December 31, 2018. The Company did not hold any put and call options for TBAs as of December 31, 2019.
Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of December 31, 2019 and December 31, 2018, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a three-month LIBOR rate:

(notional in thousands)
December 31, 2019
Swaps Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2020	$3,640,000	1.806%	1.937%	0.83
2021	15,740,977	1.681%	1.910%	1.47
2022	2,578,640	1.911%	1.901%	2.74
2023	215,000	3.057%	1.910%	3.90
2024 and Thereafter	8,739,092	2.224%	1.935%	7.20
Total	$30,913,709	1.878%	1.921%	3.14

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

Additionally, as of December 31, 2019 and December 31, 2018, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk whereby the Company pays interest at a three-month LIBOR rate:

(notional in thousands)
December 31, 2019
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2020	$250,000	1.953%	2.258%	0.06
2021	915,000	1.894%	2.516%	1.10
2022	—	—%	—%	0.00
2023	—	—%	—%	0.00
2024 and Thereafter	7,623,761	1.937%	2.232%	8.64
Total	$8,788,761	1.933%	2.262%	7.61

(notional in thousands)
December 31, 2018
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2019	$—	—%	—%	0.00
2020	250,000	2.469%	2.258%	1.06
2021	2,477,438	2.538%	2.736%	2.24
2022	800,000	2.653%	2.975%	3.39
2023 and Thereafter	4,590,000	2.653%	2.757%	7.37
Total	$8,117,438	2.612%	2.757%	5.22

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Interest Rate Swaptions. The Company may use interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would either pay or receive a fixed rate) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of December 31, 2019 and December 31, 2018, the Company had the following outstanding interest rate swaptions that were utilized as macro-economic hedges:

	December 31, 2019
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost Basis	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$24,700	$16,095	3.20	$7,525,000	2.27%	3M Libor	10.0
Total Payer		$24,700	$16,095	3.20	$7,525,000	2.27%	3M Libor	10.0
Receiver	< 6 Months	$4,100	$342	1.10	$500,000	3M Libor	1.55%	10.0
Total Receiver		$4,100	$342	1.10	$500,000	3M Libor	1.55%	10.0

Sale contracts:
Receiver	< 6 Months	$(20,800)	$(8,636)	3.24	$(6,768,000)	3M Libor	1.28%	10.0
Total Receiver		$(20,800)	$(8,636)	3.24	$(6,768,000)	3M Libor	1.28%	10.0

	December 31, 2018
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$4,855	$2,430	5.13	$900,000	3.16%	3M Libor	10.0
Payer	≥ 6 Months	8,400	5,992	8.60	800,000	3.14%	3M Libor	10.0
Total Payer		$13,255	$8,422	7.92	$1,700,000	3.15%	3M Libor	10.0

Sale contracts:
Receiver	< 6 Months	$(4,855)	$(9,001)	4.74	$(845,000)	3M Libor	2.66%	10.0
Receiver	≥ 6 Months	(8,400)	(12,877)	8.60	(792,000)	3M Libor	2.64%	10.0
Total Receiver		$(13,255)	$(21,878)	7.52	$(1,637,000)	3M Libor	2.65%	10.0

Interest Rate Cap Contracts. The Company may use interest rate caps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company did not hold any interest rate caps as of December 31, 2019. As of December 31, 2018, the Company held the following interest rate caps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a three-month LIBOR rate, net of a fixed cap rate:

(notional in thousands)
December 31, 2018
Caps Maturities	Notional Amount	Weighted Average Cap Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2019	$800,000	1.344%	2.422%	0.53
2020	1,700,000	1.250%	2.766%	1.29
Total	$2,500,000	1.280%	2.656%	1.04

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Markit IOS Total Return Swaps. The Company may use total return swaps (agreements whereby the Company receives or makes payments based on the total return of an underlying instrument or index, such as the Markit IOS Index, in exchange for fixed or floating rate interest payments) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company enters into total return swaps to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our portfolio (referred to as “convexity risk”). Total return swaps based on the Markit IOS Index are intended to synthetically replicate the performance of interest-only securities. The Company had the following total return swap agreements in place at December 31, 2019 and December 31, 2018:

(notional and dollars in thousands)
December 31, 2019
Maturity Date	Current Notional Amount	Fair Value	Cost Basis	Unrealized Gain (Loss)
January 12, 2043	$(18,625)	$5	$(30)	$35
January 12, 2044	(23,265)	(34)	(29)	(5)
Total	$(41,890)	$(29)	$(59)	$30

(notional and dollars in thousands)
December 31, 2018
Maturity Date	Current Notional Amount	Fair Value	Cost Basis	Unrealized Gain (Loss)
January 12, 2043	$(21,395)	$(153)	$(30)	$(123)
January 12, 2044	(26,870)	(230)	(29)	(201)
Total	$(48,265)	$(383)	$(59)	$(324)

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
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of December 31, 2019, the fair value of derivative financial instruments as an asset and liability position was $188.1 million and $6.7 million, respectively.

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

Note 8. Reverse Repurchase Agreements
As of December 31, 2019, the Company had $215.6 million in amounts due to counterparties as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a fair value of $220.0 million.
As of December 31, 2018, the Company held securities, consisting of U.S Treasury securities, with a fair value of $781.5 million as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a fair value of $761.8 million.

Note 9. Offsetting Assets and Liabilities
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of December 31, 2019 and December 31, 2018:

	December 31, 2019
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$494,822	$(306,771)	$188,051	$(6,740)	$—	$181,311
Reverse repurchase agreements	220,000	—	220,000	—	(215,565)	4,435
Total Assets	$714,822	$(306,771)	$408,051	$(6,740)	$(215,565)	$185,746
Liabilities
Repurchase agreements	$(29,147,463)	$—	$(29,147,463)	$29,147,463	$—	$—
Derivative liabilities	(313,511)	306,771	(6,740)	6,740	—	—
Total Liabilities	$(29,460,974)	$306,771	$(29,154,203)	$29,154,203	$—	$—

	December 31, 2018
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$599,573	$(279,592)	$319,981	$(58,775)	$—	$261,206
Reverse repurchase agreements	761,815	—	761,815	(761,815)	—	—
Total Assets	$1,361,388	$(279,592)	$1,081,796	$(820,590)	$—	$261,206
Liabilities
Repurchase agreements	$(23,133,476)	$—	$(23,133,476)	$23,133,476	$—	$—
Derivative liabilities	(1,100,182)	279,592	(820,590)	820,590	—	—
Total Liabilities	$(24,233,658)	$279,592	$(23,954,066)	$23,954,066	$—	$—

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
Available-for-sale securities. The Company holds a portfolio of AFS securities that are carried at fair value in the consolidated balance sheets and primarily comprised of Agency RMBS and non-Agency securities. The Company determines the fair value of its Agency RMBS based upon prices obtained from third-party brokers and pricing vendors received using bid price, which are deemed indicative of market activity. The third-party pricing vendors use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of its non-Agency securities, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing vendors and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 99.2% and 0.8% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at December 31, 2019. AFS securities account for 93.7% of all assets reported at fair value at December 31, 2019.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing vendors. Although MSR transactions are observable in the marketplace, the details of those transactions are not necessarily reflective of the value of the Company’s MSR portfolio. Third-party vendors use both observable market data and unobservable market data (including prepayment speeds, delinquency levels, discount rates and cost to service) as inputs into models, which help to inform their best estimates of fair value market price. As a result, the Company classified 100% of its MSR as Level 3 fair value assets at December 31, 2019.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, caps, swaptions, put and call options for TBAs and Markit IOS total return swaps. The Company utilizes third-party brokers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, swaptions, and Markit IOS total return swaps reported at fair value as Level 2 at December 31, 2019. The Company did not hold any interest rate caps or put and call options for TBAs at December 31, 2019.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The Company may also enter into certain other derivative financial instruments, such as TBAs, short U.S. Treasuries, U.S. Treasury futures and inverse interest-only securities. These instruments are similar in form to the Company’s AFS securities and the Company utilizes third-party vendors to value TBAs, short U.S. Treasuries, U.S. Treasury futures and inverse interest-only securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at December 31, 2019. The Company reported 100% of its TBAs and U.S. Treasury futures as Level 1 as of December 31, 2019. The Company did not hold any short U.S. Treasuries at December 31, 2019.
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

	Recurring Fair Value Measurements
	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$31,157,154	$249,174	$31,406,328
Mortgage servicing rights	—	—	1,909,444	1,909,444
Derivative assets	8,513	179,538	—	188,051
Total assets	$8,513	$31,336,692	$2,158,618	$33,503,823
Liabilities
Derivative liabilities	$6,711	$29	$—	$6,740
Total liabilities	$6,711	$29	$—	$6,740

	Recurring Fair Value Measurements
	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$25,447,447	$105,157	$25,552,604
Mortgage servicing rights	—	—	1,993,440	1,993,440
Derivative assets	21,602	298,379	—	319,981
Total assets	$21,602	$25,745,826	$2,098,597	$27,866,025
Liabilities
Derivative liabilities	$—	$820,590	$—	$820,590
Total liabilities	$—	$820,590	$—	$820,590

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2019, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
The valuation of Level 3 instruments requires significant judgment by the third-party pricing vendors and/or management. The third-party pricing vendors and/or management rely on inputs such as market price quotations from market makers (either market or indicative levels), original transaction price, recent transactions in the same or similar instruments, and changes in financial ratios or cash flows to determine fair value. Level 3 instruments may also be discounted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by the third-party pricing vendors in the absence of market information. Assumptions used by the third-party pricing vendors due to lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s consolidated financial statements.
The Company’s valuation committee reviews all valuations that are based on pricing information received from third-party pricing vendors. As part of this review, prices are compared against other pricing or input data points in the marketplace, along with internal valuation expertise, to ensure the pricing is reasonable. In addition, the Company performs back-testing of pricing information to validate price information and identify any pricing trends of a third-party pricing vendors.
In determining fair value, third-party pricing vendors use various valuation approaches, including market and income approaches. Inputs that are used in determining fair value of an instrument may include pricing information, credit data, volatility statistics, and other factors. In addition, inputs can be either observable or unobservable.
The availability of observable inputs can vary by instrument and is affected by a wide variety of factors, including the type of instrument, whether the instrument is new and not yet established in the marketplace and other characteristics particular to the instrument. The third-party pricing vendor uses prices and inputs that are current as of the measurement date, including during periods of market dislocations. In periods of market dislocation, the availability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified to or from various levels within the fair value hierarchy.
Securities that are priced using third-party broker quotations are valued at the bid price (in the case of long positions) or the ask price (in the case of short positions) at the close of trading on the date as of which value is determined. Exchange-traded securities for which no bid or ask price is available are valued at the last traded price. OTC derivative contracts, including interest rate swaps, caps and swaption agreements, put and call options for TBAs and U.S. Treasuries, constant maturity swaps, credit default swaps, U.S. Treasury futures and Markit IOS total return swaps, are valued by the Company using observable inputs, specifically quotations received from third-party brokers.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following tables present the reconciliation for the Company’s Level 3 assets measured at fair value on a recurring basis:

	Year Ended
	December 31, 2019
(in thousands)	Available-For-Sale Securities	Mortgage Servicing Rights
Beginning of period level 3 fair value	$105,157	$1,993,440
Gains (losses) included in net income (loss):
Realized (losses) gains, net	(22,055)	(313,402)
Unrealized (losses) gains, net	—	(384,257)	(1)
Net gains (losses) included in net income (loss)	(22,055)	(697,659)
Other comprehensive income (loss)	(934)	—
Purchases	14,318	627,815
Sales	—	1,898
Settlements	—	(16,050)
Gross transfers into level 3	550,695	—
Gross transfers out of level 3	(398,007)	—
End of period level 3 fair value	$249,174	$1,909,444
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(331,919)	(2)
Change in unrealized gains or losses for the period included in other comprehensive income (loss) for assets held at the end of the reporting period	$8,389	$—

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	Year Ended
	December 31, 2018
(in thousands)	Available-For-Sale Securities	Mortgage Servicing Rights
Beginning of period level 3 fair value	$153,141	$1,086,717
Gains (losses) included in net income (loss):
Realized gains and (losses), net	(2,538)	(149,242)
Unrealized gains and (losses), net	—	80,209	(1)
Net gains (losses) included in net income (loss)	(2,538)	(69,033)
Other comprehensive income (loss)	(1,960)	—
Purchases	17,861	988,283
Sales	—	(637)
Settlements	(153,000)	(11,890)
Gross transfers into level 3	91,653	—
Gross transfers out of level 3	—	—
End of period level 3 fair value	$105,157	$1,993,440
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$68,518	(2)
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets held at the end of the reporting period	$(1,818)	$—
____________________

(1)	The change in unrealized gains or losses on MSR was recorded in loss on servicing asset on the consolidated statements of comprehensive income (loss).

(2)	The change in unrealized gains or losses on MSR that were held at the end of the reporting period was recorded in loss on servicing asset on the consolidated statements of comprehensive income (loss).

The Company transferred certain AFS from Level 2 to Level 3 and from Level 3 to Level 2 based the observability of inputs during the years ended December 31, 2019 and 2018. No additional AFS transfers between Level 1, Level 2 or Level 3 were made during the year ended December 31, 2019. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
The Company used multiple third-party pricing vendors in the fair value measurement of its Level 3 AFS. The significant unobservable inputs used by the third-party pricing vendors included expected default, severity and discount rate. Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement.
The Company also used multiple third-party pricing vendors in the fair value measurement of its Level 3 MSR. The tables below present information about the significant unobservable market data used by the third-party pricing vendors as inputs into models utilized to inform their best estimates of the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at December 31, 2019 and December 31, 2018:

December 31, 2019
Valuation Technique	Unobservable Input (1)	Range			Weighted Average (2)
Discounted cash flow	Constant prepayment speed	12.6	-	16.4%	14.8%
	Delinquency	0.7	-	1.0%	0.9%
	Discount rate	6.4	-	7.8%	7.2%
	Per loan annual cost to service	$63.38	-	$78.04	$66.62

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

December 31, 2018
Valuation Technique	Unobservable Input (1)	Range			Weighted Average (2)
Discounted cash flow	Constant prepayment speed	7.6	-	9.6%	8.6%
	Delinquency	1.0	-	1.5%	1.3%
	Discount rate	8.2	-	10.7%	9.4%
	Per loan annual cost to service	$66.10	-	$77.32	$69.34
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

(2)	Calculated by averaging the weighted average significant unobservable inputs used by the multiple third-party pricing vendors in the fair value measurement of MSR.

Fair Value Option for Financial Assets and Financial Liabilities
The Company elected the fair value option for its previously held residential mortgage loans held-for-investment in securitization trusts and the collateralized borrowings in securitization trusts. The fair value option was elected to better reflect the economics of the Company’s retained interests. The Company’s policy was to separately record interest income on the fair value elected loans and interest expense on the fair value elected borrowings. Upfront fees and costs were not deferred or capitalized. Fair value adjustments were reported in other income on the consolidated statements of comprehensive income (loss). During the fourth quarter of 2017, the Company sold all of these retained subordinated securities thereby causing the deconsolidation of the securitization trusts from the Company’s consolidated balance sheet. The remaining retained securities are included within non-Agency AFS securities.
The following table summarizes the fair value option elections and information regarding the line items and amounts recognized in the consolidated statements of comprehensive income (loss) for each fair value option-elected item.

	Year Ended December 31, 2017
(in thousands)	Interest income (expense)		Other income	Total included in net income (loss)	Change in fair value due to credit risk
Assets
Residential mortgage loans held-for-investment in securitization trusts	102,886	(1)	45,275	148,161	—	(2)
Liabilities
Collateralized borrowings in securitization trusts	(82,573)		(22,592)	(105,165)	—	(2)
Total	$20,313		$22,683	$42,996	$—
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

•
AFS securities, MSR, and derivative assets and liabilities are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the Fair Value Measurements section of this Note 10.

•
Cash and cash equivalents and restricted cash have a carrying value which approximates fair value because of the short maturities of these instruments. The Company categorizes the fair value measurement of these assets as Level 1.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

•	Reverse repurchase agreements have a carrying value which approximates fair value due to their short-term nature. The Company categorizes the fair value measurement of these assets as Level 2.

•
The carrying value of repurchase agreements, FHLB advances and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. As of December 31, 2019, the Company held $50.0 million of FHLB advances and $300.0 million of revolving credit facilities that are considered long-term. The Company’s long-term FHLB advances and revolving credit facilities have floating rates based on an index plus a spread and, for members of the FHLB, the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

•
Term notes payable are recorded at outstanding principal balance, net of any unamortized deferred debt issuance costs. In determining the fair value of term notes payable, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing vendors, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company categorizes the fair value measurement of these liabilities as Level 2.

•
Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to December 31, 2019. The Company categorizes the fair value measurement of these assets as Level 2.

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2019 and December 31, 2018.

	December 31, 2019		December 31, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities	$31,406,328	$31,406,328	$25,552,604	$25,552,604
Mortgage servicing rights	$1,909,444	$1,909,444	$1,993,440	$1,993,440
Cash and cash equivalents	$558,136	$558,136	$409,758	$409,758
Restricted cash	$1,058,690	$1,058,690	$688,006	$688,006
Derivative assets	$188,051	$188,051	$319,981	$319,981
Reverse repurchase agreements	$220,000	$220,000	$761,815	$761,815
Other assets	$24,352	$24,352	74,412	74,412
Liabilities
Repurchase agreements	$29,147,463	$29,147,463	$23,133,476	$23,133,476
Federal Home Loan Bank advances	$210,000	$210,000	$865,024	$865,024
Revolving credit facilities	$300,000	$300,000	$310,000	$310,000
Term notes payable	$394,502	$400,000	$—	$—
Convertible senior notes	$284,954	$299,147	$283,856	$281,951
Derivative liabilities	$6,740	$6,740	$820,590	$820,590

Note 11. Repurchase Agreements
As of December 31, 2019 and December 31, 2018, the Company had outstanding $29.1 billion and $23.1 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps and caps, the repurchase agreements had a weighted average borrowing rate of 2.14% and 2.68% and weighted average remaining maturities of 77 and 66 days as of December 31, 2019 and December 31, 2018, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

At December 31, 2019 and December 31, 2018, the repurchase agreement balances were as follows:

(in thousands)	December 31, 2019	December 31, 2018
Short-term	$29,147,463	$22,833,476
Long-term	—	300,000
Total	$29,147,463	$23,133,476

At December 31, 2019 and December 31, 2018, the repurchase agreements had the following characteristics and remaining maturities:

	December 31, 2019
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$5,112,681	$193,235	$—	$—	$5,305,916
30 to 59 days	6,074,151	212,998	13,223	—	6,300,372
60 to 89 days	6,355,887	329,493	1,905	—	6,687,285
90 to 119 days	4,227,589	489,352	23,276	—	4,740,217
120 to 364 days	5,532,219	306,529	12,310	262,615	6,113,673
One year and over	—	—	—	—	—
Total	$27,302,527	$1,531,607	$50,714	$262,615	$29,147,463
Weighted average borrowing rate	2.08%	2.90%	2.70%	3.51%	2.14%

	December 31, 2018
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$6,712,021	$770,287	$6,561	$—	$7,488,869
30 to 59 days	4,557,688	496,466	23,444	—	5,077,598
60 to 89 days	5,410,967	242,473	1,621	—	5,655,061
90 to 119 days	1,209,395	722,399	7,065	—	1,938,859
120 to 364 days	2,201,325	463,939	7,825	—	2,673,089
One year and over	—	—	—	300,000	300,000
Total	$20,091,396	$2,695,564	$46,516	$300,000	$23,133,476
Weighted average borrowing rate	2.52%	3.65%	3.34%	4.51%	2.68%

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements and derivative instruments:

(in thousands)	December 31, 2019	December 31, 2018
Available-for-sale securities, at fair value	$29,575,948	$24,240,507
Mortgage servicing rights, at fair value	530,222	685,683
Restricted cash	919,010	416,696
Due from counterparties	102,365	110,695
Derivative assets, at fair value	68,874	70,191
U.S. Treasuries (1)	—	6,457
Total	$31,196,419	$25,530,229

____________________

(1)	U.S. Treasuries received as collateral and re-pledged.

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at December 31, 2019 and December 31, 2018:

	December 31, 2019				December 31, 2018
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Royal Bank of Canada	$3,957,732	$310,116	6%	55	$2,504,438	$342,739	8%	94
Barclays Capital Inc.	2,437,598	216,279	4%	99	2,508,277	280,148	7%	50
All other counterparties (2)	22,752,133	1,256,063	25%	77	18,120,761	1,399,187	33%	64
Total	$29,147,463	$1,782,458			$23,133,476	$2,022,074
____________________

(1)
Represents the net carrying value of the assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

(2)	Represents amounts outstanding with 22 and 28 counterparties at December 31, 2019 and December 31, 2018, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 12. Federal Home Loan Bank of Des Moines Advances
The Company’s wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. As of December 31, 2019 and December 31, 2018, TH Insurance had $210.0 million and $865.0 million in outstanding secured advances with a weighted average borrowing rate of 2.00% and 2.79%, respectively.
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
At December 31, 2019 and December 31, 2018, FHLB advances had the following remaining maturities:

(in thousands)	December 31, 2019	December 31, 2018
≤ 1 year	$160,000	$815,024
> 1 and ≤ 3 years	—	—
> 3 and ≤ 5 years	—	—
> 5 and ≤ 10 years	—	—
> 10 years	50,000	50,000
Total	$210,000	$865,024

At December 31, 2019 and December 31, 2018, the Company pledged AFS securities with a carrying value of $226.5 million and $917.5 million, respectively, as collateral for advances from the FHLB. The FHLB retains the right to mark the underlying collateral for FHLB advances to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral. In addition, as a condition to membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2019 and December 31, 2018, the Company had stock in the FHLB totaling $12.5 million and $40.8 million, respectively, which is included in other assets on the consolidated balance sheets. FHLB stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLB. Accordingly, when evaluating FHLB stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2019 and December 31, 2018, the Company had not recognized an impairment charge related to its FHLB stock.

Note 13. Revolving Credit Facilities
To finance MSR, the Company has entered into revolving credit facilities collateralized by the value of the MSR pledged. As of December 31, 2019 and December 31, 2018, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $300.0 million and $310.0 million with a weighted average borrowing rate of 4.26% and 5.60% and weighted average remaining maturities of 1.20 and 4.25 years, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

At December 31, 2019 and December 31, 2018, borrowings under revolving credit facilities had the following remaining maturities:

(in thousands)	December 31, 2019	December 31, 2018
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	—	—
90 to 119 days	—	—
120 to 364 days	—	20,000
One year and over	300,000	290,000
Total	$300,000	$310,000

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of December 31, 2019 and December 31, 2018, MSR with a carrying value of $449.5 million and $458.2 million, respectively, was pledged as collateral for the Company’s future payment obligations under its revolving credit facilities. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

Note 14. Term Notes Payable
The debt issued in connection with the on-balance sheet securitization discussed in Note 2 - Basis of Presentation and Significant Accounting Policies is classified as term notes payable and carried at outstanding principal balance, net of any unamortized deferred debt issuance costs, on the Company’s consolidated balance sheets. As of December 31, 2019, the outstanding amount due on term notes payable was $394.5 million, net of deferred debt issuance costs, with a weighted average interest rate of 4.59% and weighted average remaining maturities of 4.5 years. At December 31, 2019, the Company pledged MSR with a carrying value of $575.1 million and weighted average underlying loan coupon of 4.25% as collateral for term notes payable.

Note 15. Convertible Senior Notes
In January 2017, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022. The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes will mature in January 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may be required to repurchase the notes from holders under certain circumstances. As of December 31, 2019 and December 31, 2018, the notes had a conversion rate of 63.1793 and 62.4003 shares of common stock per $1,000 principal amount of the notes, respectively. The outstanding amount due on the convertible senior notes as of December 31, 2019 and December 31, 2018 was $285.0 million and $283.9 million, respectively, net of deferred issuance costs.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 16. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of December 31, 2019:
Management agreement. The Company pays PRCM Advisers a management fee equal to 1.5% per annum, calculated and payable quarterly in arrears, of the Company’s stockholders’ equity. For purposes of calculating the management fee, the Company’s stockholders’ equity means the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less the consolidated stockholders’ equity of Granite Point and its subsidiaries during the time Granite Point was consolidated on the Company’s balance sheet, the weighted average cost basis of Granite Point common stock purchased, the outstanding principal balance of the promissory note due from the sale of Granite Point preferred stock and any amount that the Company has paid for repurchases of its common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). In connection with the acquisition of CYS effective July 31, 2018, the Management Agreement was amended to (i) reduce PRCM Advisers’ base management fee with respect to the additional equity under management resulting from the merger to 0.75% from the effective time through the first anniversary of the effective time and (ii) for the fiscal quarter in which closing of the merger occured, to make a one-time downward adjustment of Pine River’s management fees payable by Two Harbors for such quarter by $15.0 million to offset the cash consideration payable to stockholders of CYS, plus an additional downward adjustment of up to $3.3 million for certain transaction-related expenses. For purposes of calculating the management fee, stockholders’ equity will also be adjusted to exclude one-time events pursuant to changes in U.S. GAAP, and certain non-cash items after discussions between PRCM Advisers and the Company’s independent directors and approval by a majority of the Company’s independent directors. To the extent asset impairment reduces the Company’s retained earnings at the end of any completed calendar quarter; it will reduce the management fee for such quarter. The Company’s stockholders’ equity for the purposes of calculating the management fee could be greater than the amount of stockholders’ equity shown on the consolidated financial statements. The current term of the management agreement expires on October 28, 2020, and automatically renews for successive one-year terms annually until terminated in accordance with the terms of the agreement.
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
Legal and regulatory. From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of December 31, 2019.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 17. Stockholders’ Equity
Redeemable Preferred Stock
The following is a summary of the Company’s series of cumulative redeemable preferred stock issued and outstanding as of December 31, 2019. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each series of preferred stock will rank on parity with one another and rank senior to the Company's common stock with respect to the payment of the dividends and the distribution of assets.

As of December 31, 2019
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
For each series of preferred stock, the Company may redeem the stock on or after the redemption date in whole or in part, at any time or from time to time. Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. Through December 31, 2019, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Distributions to Preferred Stockholders
The following table presents cash dividends declared by the Company on its preferred stock during the years ended December 31, 2019, 2018 and 2017:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Preferred Share
Series A Preferred Stock:
December 17, 2019	January 10, 2020	January 27, 2020	$0.507810
September 19, 2019	October 11, 2019	October 28, 2019	$0.507810
June 19, 2019	July 12, 2019	July 29, 2019	$0.507810
March 19, 2019	April 12, 2019	April 29, 2019	$0.507810
December 18, 2018	January 11, 2019	January 28, 2019	$0.507810
September 20, 2018	October 12, 2018	October 29, 2018	$0.507810
June 19, 2018	July 12, 2018	July 27, 2018	$0.507810
March 20, 2018	April 12, 2018	April 27, 2018	$0.507810
December 14, 2017	January 12, 2018	January 29, 2018	$0.507810
September 14, 2017	October 12, 2017	October 27, 2017	$0.507810
June 15, 2017	July 12, 2017	July 27, 2017	$0.750430
Series B Preferred Stock:
December 17, 2019	January 10, 2020	January 27, 2020	$0.476560
September 19, 2019	October 11, 2019	October 28, 2019	$0.476560
June 19, 2019	July 12, 2019	July 29, 2019	$0.476560
March 19, 2019	April 12, 2019	April 29, 2019	$0.476560
December 18, 2018	January 11, 2019	January 28, 2019	$0.476560
September 20, 2018	October 12, 2018	October 29, 2018	$0.476560
June 19, 2018	July 12, 2018	July 27, 2018	$0.476560
March 20, 2018	April 12, 2018	April 27, 2018	$0.476560
December 14, 2017	January 12, 2018	January 29, 2018	$0.476560
September 14, 2017	October 12, 2017	October 27, 2017	$0.518920
Series C Preferred Stock:
December 17, 2019	January 10, 2020	January 27, 2020	$0.453130
September 19, 2019	October 11, 2019	October 28, 2019	$0.453130
June 19, 2019	July 12, 2019	July 29, 2019	$0.453130
March 19, 2019	April 12, 2019	April 29, 2019	$0.453130
December 18, 2018	January 11, 2019	January 28, 2019	$0.453130
September 20, 2018	October 12, 2018	October 29, 2018	$0.453130
June 19, 2018	July 12, 2018	July 27, 2018	$0.453130
March 20, 2018	April 12, 2018	April 27, 2018	$0.453130
December 14, 2017	January 12, 2018	January 29, 2018	$0.302080

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Declaration Date	Record Date	Payment Date	Cash Dividend Per Preferred Share
Series D Preferred Stock:
December 17, 2019	January 1, 2020	January 15, 2020	$0.484375
September 19, 2019	October 1, 2019	October 15, 2019	$0.484375
June 19, 2019	July 1, 2019	July 15, 2019	$0.484375
March 19, 2019	April 1, 2019	April 15, 2019	$0.484375
December 18, 2018	January 1, 2019	January 28, 2019	$0.484375
September 20, 2018	October 1, 2018	October 15, 2018	$0.484375
Series E Preferred Stock:
December 17, 2019	January 1, 2020	January 15, 2020	$0.468750
September 19, 2019	October 1, 2019	October 15, 2019	$0.468750
June 19, 2019	July 1, 2019	July 15, 2019	$0.468750
March 19, 2019	April 1, 2019	April 15, 2019	$0.468750
December 18, 2018	January 1, 2019	January 28, 2019	$0.468750
September 20, 2018	October 1, 2018	October 15, 2018	$0.468750

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
As of December 31, 2019, the Company had 272,935,731 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the years ended December 31, 2019, 2018 and 2017:

Number of common shares
Common shares outstanding, December 31, 2016	173,826,163
Issuance of common stock	26,950
Issuance of restricted stock (1)	643,474
Common shares outstanding, December 31, 2017	174,496,587
Issuance of common stock	72,616,483
Issuance of restricted stock (1)	972,651
Common shares outstanding, December 31, 2018	248,085,721
Issuance of common stock	24,439,436
Issuance of restricted stock (1)	412,074
Repurchase of common stock	(1,500)
Common shares outstanding, December 31, 2019	272,935,731
____________________

(1)
Represents shares of restricted stock granted under the Second Restated 2009 Equity Incentive Plan, net of forfeitures, of which 1,062,901 restricted shares remained subject to vesting requirements at December 31, 2019.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Distributions to Common Stockholders
The following table presents cash dividends declared by the Company on its common stock during the years ended December 31, 2019, 2018 and 2017:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share
December 17, 2019	December 31, 2019	January 24, 2020	$0.400000
September 19, 2019	September 30, 2019	October 28, 2019	$0.400000
June 19, 2019	July 1, 2019	July 29, 2019	$0.400000
March 19, 2019	March 29, 2019	April 29, 2019	$0.470000
December 18, 2018	December 31, 2018	January 28, 2019	$0.470000
September 20, 2018	October 1, 2018	October 29, 2018	$0.311630
July 13, 2018	July 25, 2018	July 30, 2018	$0.158370
June 19, 2018	June 29, 2018	July 27, 2018	$0.470000
March 20, 2018	April 2, 2018	April 27, 2018	$0.470000
December 14, 2017	December 26, 2017	December 29, 2017	$0.470000
September 14, 2017	September 29, 2017	October 27, 2017	$0.520000
June 15, 2017	June 30, 2017	July 27, 2017	$0.520000
March 14, 2017	March 31, 2017	April 27, 2017	$0.500000

Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 3,750,000 shares of the Company’s common stock. As of December 31, 2019, 269,988 shares have been issued under the plan for total proceeds of approximately $5.0 million, of which 42,136, 28,711 and 27,194 shares were issued for total proceeds of $0.6 million, $0.4 million and $0.5 million during the years ended December 31, 2019, 2018 and 2017, respectively.
Share Repurchase Program
The Company’s share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of December 31, 2019, a total of 12,069,000 shares had been repurchased by the Company under the program for an aggregate cost of $200.4 million; of these, 1,500 shares were repurchased for a total cost of $19.0 thousand during the year ended December 31, 2019. No shares were repurchased during the years ended December 31, 2018 and 2017.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

At-the-Market Offerings
As of December 31, 2018, the Company was party to an equity distribution agreement under which the Company was authorized to sell up to an aggregate of 10,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the year ended December 31, 2019, the Company terminated its prior equity distribution agreement and entered into a new equity distribution agreement pursuant to which a total of 35,000,000 shares of common stock are authorized for issuance. As of December 31, 2019, 7,490,235 shares of common stock had been sold under the equity distribution agreements for total accumulated net proceeds of approximately $128.6 million, of which 3,697,300 shares were sold for net proceeds of $51.0 million during the year ended December 31, 2019. No shares were sold during the years ended December 31, 2018 and 2017.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income at December 31, 2019 and December 31, 2018 was as follows:

(in thousands)	December 31, 2019	December 31, 2018
Available-for-sale securities
Unrealized gains	$730,043	$498,744
Unrealized losses	(40,643)	(387,927)
Accumulated other comprehensive income	$689,400	$110,817

Reclassifications out of Accumulated Other Comprehensive Income
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive income to net income (loss) upon the recognition of any other-than-temporary impairments and realized gains and losses on sales, net of income tax effects, as individual securities are impaired or sold. The following table summarizes reclassifications out of accumulated other comprehensive income for the years ended December 31, 2019, 2018 and 2017:

	Affected Line Item in the Statements of Comprehensive Income (Loss)	Amount Reclassified out of Accumulated Other Comprehensive Income
		Year Ended
(in thousands)		December 31,
		2019	2018	2017
Other-than-temporary impairments on AFS securities	Total other-than-temporary impairment losses	$14,312	$470	$789
Realized (gains) losses on sales of certain AFS securities, net of tax	Gain (loss) on investment securities	(232,075)	253,869	5,207
Total		$(217,763)	$254,339	$5,996

Note 18. Equity Incentive Plan
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
During the years ended December 31, 2019, 2018 and 2017, the Company granted 60,108, 55,553 and 34,559 shares of common stock, respectively, to its independent directors pursuant to the Plan. The estimated fair value of these awards was $13.35, $15.48 and $19.82 per share on grant date, based on the adjusted closing price of the Company’s common stock on the NYSE on such date. The restricted common shares granted in 2019 are subject to a one-year vesting period, and the common shares granted in 2018 and 2017 vested immediately.
Additionally, during the years ended December 31, 2019, 2018 and 2017, the Company granted 455,174, 941,371 and 637,286 shares of restricted common stock, respectively, to the Company’s executive officers and key employees of PRCM Advisers who provide services to the Company, pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $14.40, $15.12 and $17.48 per share on grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.
The following table summarizes the activity related to restricted common stock for the year ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019		2018
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	1,593,701	$15.81	1,284,010	$17.15
Granted	515,282	14.28	996,924	14.96
Vested	(942,874)	(14.63)	(673,118)	(17.12)
Forfeited	(103,208)	(15.52)	(14,115)	(15.59)
Outstanding at End of Period	1,062,901	$16.14	1,593,701	$15.81

For the years ended December 31, 2019, 2018 and 2017, the Company recognized compensation related to restricted common stock granted pursuant to the Plan of $9.2 million, $13.0 million and $11.3 million, respectively.

Note 19. Income Taxes
For the years ended December 31, 2019, 2018 and 2017, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table summarizes the tax (benefit) provision from continuing operations recorded at the taxable subsidiary level for the years ended December 31, 2019, 2018 and 2017:

	Year Ended
	December 31,
(in thousands)	2019	2018	2017
Current tax provision:
Federal	$8,684	$52	$492
State	2,668	1	57
Total current tax provision	11,352	53	549
Deferred tax (benefit) provision	(24,912)	41,770	(11,031)
Total (benefit from) provision for income taxes	$(13,560)	$41,823	$(10,482)

During the year ended December 31, 2019, the Company’s TRSs recognized a benefit from income taxes of $13.6 million, which was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in the Company’s TRSs. During the year ended December 31, 2018, the Company’s TRSs recognized a provision for income taxes of $41.8 million, which was primarily due to realized gains on sales of AFS securities and gains recognized on MSR held in the TRSs as well as the write-down of net deferred tax assets resulting from the deemed liquidation of one of the Company’s TRSs due to its TRS election revocation, offset by net losses incurred on derivative instruments held in the TRSs. During the year ended December 31, 2017, the Company’s TRSs recognized a benefit from income taxes of $10.5 million, which was primarily due to the remeasurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%, realized losses on sales of AFS securities and net losses incurred on derivative instruments held in the Company’s TRSs.
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
The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2019, 2018 and 2017:

	Year Ended
	December 31,
	2019		2018		2017
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Computed income tax expense at federal rate	$65,184	21%	$(518)	21%	$104,215	35%
State taxes, net of federal benefit, if applicable	2,108	1%	1	—%	37	—%
Permanent differences in taxable income from GAAP net income	702	—%	28,414	(1,152)%	1,208	—%
Dividends paid deduction	(81,554)	(26)%	13,926	(565)%	(115,942)	(39)%
(Benefit from) provision for income taxes/ Effective Tax Rate(1)	$(13,560)	(4)%	$41,823	(1,696)%	$(10,482)	(4)%
____________________

(1)	The (benefit from) provision for income taxes is recorded at the taxable subsidiary level.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The Company’s permanent differences in taxable income from GAAP net income (loss) in the year ended December 31, 2019 were primarily due to dividends paid from the Company’s TRSs to the REIT, offset by permanent differences related to the intercompany sale of securities between the Company’s TRSs and the REIT. The Company’s permanent differences in taxable income from GAAP net income (loss) in the year ended December 31, 2018 were primarily due to the intercompany sales of securities between the Company’s TRSs and the REIT, as well as the write-down of net deferred tax assets resulting from the deemed liquidation of three of the Company’s TRSs due to their TRS election revocation, offset by the reversal of the valuation allowance upon TRS revocation. The Company’s permanent differences in taxable income from GAAP net income (loss) in the year ended December 31, 2017 were primarily due to a provision of $17.5 million related to the effect of the federal tax reform statutory rate change from 35% to 21%, offset by net losses incurred by consolidated securitization trusts that were not subject to federal taxes and permanent differences related to discontinued operations. Additionally, the Company’s recurring permanent differences in taxable income from GAAP net income (loss) in the years ended December 31, 2019, 2018 and 2017 were due to a difference in the dividends paid deduction for tax and compensation expense related to restricted stock dividends.
The Company’s consolidated balance sheets, as of December 31, 2019 and December 31, 2018 contain the following current and deferred tax liabilities and assets, which are included in other assets, and are recorded at the taxable subsidiary level:

(in thousands)	December 31, 2019	December 31, 2018
Income taxes receivable
Federal income taxes receivable	$17,539	$690
State and local income taxes receivable	—	—
Income taxes receivable, net	17,539	690
Deferred tax assets (liabilities)
Deferred tax asset	23,756	17,196
Deferred tax liability	(19)	(18,333)
Total net deferred tax assets (liabilities)	23,737	(1,137)
Total tax assets (liabilities), net	$41,276	$(447)

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes at the TRS level. Components of the Company’s deferred tax liabilities and assets as of December 31, 2019 and December 31, 2018 were as follows:

(in thousands)	December 31, 2019	December 31, 2018
Available-for-sale securities	$(19)	$19
Mortgage servicing rights	23,110	(18,333)
Derivative assets and liabilities	67	33
Other assets	12	9
Other liabilities	463	652
Intangibles	90	101
Net operating loss carryforward	7	16,354
Capital loss carryforward	7	28
Total deferred tax assets (liabilities)	23,737	(1,137)
Valuation allowance	—	—
Total net deferred tax assets (liabilities)	$23,737	$(1,137)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

As of December 31, 2019 and December 31, 2018, the Company had not recorded a valuation allowance for any portion of its deferred tax assets as it did not believe, at a more likely than not level, that any portion of its deferred tax assets would not be realized.
Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements of a contingent tax liability for uncertain tax positions. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.

Note 20. Earnings Per Share
The following table presents a reconciliation of the earnings (loss) and shares used in calculating basic and diluted earnings (loss) per share for the years ended December 31, 2019, 2018 and 2017:

	Year Ended
	December 31,
(in thousands, except share data)	2019	2018	2017
Numerator:
Net income (loss) from continuing operations	$323,962	$(44,290)	$308,239
Income from discontinued operations, net of tax	—	—	44,146
Net income (loss)	$323,962	$(44,290)	352,385
Income from discontinued operations attributable to noncontrolling interest	—	—	3,814
Net income (loss) attributable to Two Harbors Investment Corp.	323,962	(44,290)	348,571
Dividends on preferred stock	75,801	65,395	25,122
Net income (loss) attributable to common stockholders - basic	248,161	(109,685)	323,449
Interest expense attributable to convertible notes (1)	—	—	17,867
Net income (loss) attributable to common stockholders - diluted	$248,161	$(109,685)	$341,316
Denominator:
Weighted average common shares outstanding	266,594,154	204,409,853	173,063,178
Weighted average restricted stock shares	1,232,585	1,610,649	1,370,821
Basic weighted average shares outstanding	267,826,739	206,020,502	174,433,999
Effect of dilutive shares issued in an assumed conversion	—	—	13,699,342
Diluted weighted average shares outstanding	267,826,739	206,020,502	188,133,341
Basic Earnings (Loss) Per Share:
Continuing operations	$0.93	$(0.53)	$1.62
Discontinued operations	—	—	0.23
Net income (loss)	$0.93	$(0.53)	$1.85
Diluted Earnings (Loss) Per Share:
Continuing operations	$0.93	$(0.53)	$1.60
Discontinued operations	—	—	0.21
Net income (loss)	$0.93	$(0.53)	$1.81

___________________

(1)	Includes a nondiscretionary adjustment for the assumed change in the management fee calculation.

For the year ended December 31, 2019, excluded from the calculation of diluted earnings per share is the effect of adding back $19.0 million of interest expense, net of a nondiscretionary adjustment for the assumed change in the management fee calculation, and 18,128,792 weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

For the year ended December 31, 2018, excluded from the calculation of diluted earnings per share is the effect of adding back $18.9 million of interest expense, net of a nondiscretionary adjustment for the assumed change in the management fee calculation, and 17,806,090 weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.

Note 21. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
In accordance with the Management Agreement between the Company and PRCM Advisers dated as of October 28, 2009 and subsequently amended, the Company incurred $60.1 million, $47.8 million and $40.5 million as a management fee to PRCM Advisers for the years ended December 31, 2019, 2018 and 2017, which represents approximately 1.5% of stockholders’ equity on an annualized basis as defined by the Management Agreement. For purposes of calculating the management fee, stockholders’ equity is adjusted as discussed below, and to exclude the consolidated stockholders’ equity of Granite Point and its subsidiaries previously included in the Company’s consolidated balance sheet and any common stock repurchases, as well as any unrealized gains, losses or other items that do not affect realized net income (loss), among other adjustments, in accordance with the Management Agreement.
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
In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $27.6 million, $26.3 million and $27.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company will continue to have certain costs allocated to it by PRCM Advisers for compensation, data services, technology and certain office lease payments, however, the Company has direct relationships with most of its third party vendors and pays those expenses directly.
The Company recognized $9.2 million, $13.0 million and $11.3 million of compensation during the years ended December 31, 2019, 2018 and 2017, respectively, related to restricted common stock issued to employees of PRCM Advisers and the Company’s independent directors pursuant to the Plan. See Note 18 - Equity Incentive Plan for additional information.

Note 22. Subsequent Events
Events subsequent to December 31, 2019 were evaluated through the date these consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 23. Quarterly Financial Data - Unaudited

	2019 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31
Total interest income	$245,483	$261,029	$249,740	$238,438
Total interest expense	163,525	192,443	191,077	167,284
Net interest income	81,958	68,586	58,663	71,154
Other-than-temporary impairment losses	(206)	(4,848)	(5,950)	(3,308)
Total other (loss) income	(70,176)	(107,494)	297,310	116,477
Total expenses	47,550	44,394	47,879	51,941
(Benefit from) provision for income taxes	(10,039)	2,407	(3,556)	(2,372)
Dividends on preferred stock	18,950	18,950	18,951	18,950
Net (loss) income attributable to common stockholders	$(44,885)	$(109,507)	$286,749	$115,804
Basic (loss) earnings per weighted average common share	$(0.18)	$(0.40)	$1.05	$0.42
Diluted (loss) earnings per weighted average common share	$(0.18)	$(0.40)	$1.00	$0.41

	2018 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31
Total interest income	$194,019	$187,360	$236,698	$251,955
Total interest expense	96,560	108,414	152,396	162,301
Net interest income	97,459	78,946	84,302	89,654
Other-than-temporary impairment losses	(94)	(174)	(95)	(107)
Total other income (loss)	281,982	93,174	112,514	(590,696)
Total expenses	40,754	38,507	123,366	46,705
Provision for (benefit from) income taxes	3,784	(6,051)	37,409	6,681
Dividends on preferred stock	13,747	13,747	18,951	18,950
Net income (loss) attributable to common stockholders	$321,062	$125,743	$16,995	$(573,485)
Basic earnings (loss) per weighted average common share	$1.83	$0.72	$0.08	$(2.31)
Diluted earnings (loss) per weighted average common share	$1.69	$0.68	$0.08	$(2.31)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2019. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Annual Report on Form 10-K, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, the Company’s management believes that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent auditors, Ernst & Young LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 145 of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
of Two Harbors Investment Corp.
Opinion on Internal Control over Financial Reporting
We have audited Two Harbors Investment Corp.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Two Harbors Investment Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 26, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 26, 2020

Item 9B. Other Information
None.

PART III

Items 10, 11, 12 and 13.
The information required by Items 10, 11, 12 and 13 of Part III of this Annual Report is incorporated by reference to information to be set forth in the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2019.

Item 14. Principal Accounting Fees and Services
We retained Ernst & Young LLP, or EY, to audit our consolidated financial statements for the years ended December 31, 2019 and 2018. We also retained EY, as well as other accounting and consulting firms, to provide various other services in during the years ended December 31, 2019 and 2018.
The table below presents the aggregate fees billed to us for professional services performed by EY for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018
Audit fees (1)	$1,443,738	$1,301,476
Audit-related fees (2)	46,100	56,144
Tax fees (3)	224,726	536,267
Total principal accountant fees	$1,714,564	$1,893,887
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

The services performed by EY in 2019 were pre-approved by our Audit Committee in accordance with the pre-approval policy set forth in our Audit Committee Charter. This policy requires that all engagement fees and the terms and scope of all auditing and non-auditing services be reviewed and approved by the Audit Committee in advance of their formal initiation.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements:
The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth in Part II, Item 8 on pages 84 through 93 of this Annual Report on Form 10-K and are incorporated herein by reference.
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

4.4	Description of Securities. (filed herewith)
10.1	Management Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2009, filed with the SEC on March 4, 2010).
10.2	Amendment to Management Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 19, 2012).
10.3	Second Amendment to Management Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 7, 2014).
10.4	Third Amendment to Management Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 28, 2017).
10.5	Fourth Amendment to Management Agreement, dated April 25, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on April 26, 2018).
10.6	Shared Facilities and Services Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2009, filed with the SEC on March 4, 2010).
10.7*	Second Restated 2009 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on March 26, 2015).
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
101
Financial statements from the Annual Report on Form 10-K of Two Harbors Investment Corp. for the year ended December 31, 2019, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
____________________

*	Management or compensatory agreement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	February 26, 2020	By:	/s/ Thomas E. Siering
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

Signature	Title	Date
/s/ Thomas E. Siering	Chief Executive Officer, President and Director (principal executive officer)	February 26, 2020
Thomas E. Siering

/s/ Mary Riskey	Chief Financial Officer (principal financial and accounting officer)	February 26, 2020
Mary Riskey

/s/ Stephen G. Kasnet	Chairman of the Board of Directors	February 26, 2020
Stephen G. Kasnet

/s/ E. Spencer Abraham	Director	February 26, 2020
E. Spencer Abraham

/s/ James J. Bender	Director	February 26, 2020
James J. Bender

/s/ Karen Hammond	Director	February 26, 2020
Karen Hammond

/s/ W. Reid Sanders	Director	February 26, 2020
W. Reid Sanders

/s/ James A. Stern	Director	February 26, 2020
James A. Stern

/s/ Hope B. Woodhouse	Director	February 26, 2020
Hope B. Woodhouse