Form 10-Q
period 2020-06-30
TWO HARBORS INVESTMENT CORP.
filed 2020-08-06
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 4, 2020, there were 273,706,777 shares of outstanding common stock, par value $.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Available-for-sale securities, at fair value (amortized cost $17,030,405; allowance for credit losses $42,583)	$17,673,289	$31,406,328
Mortgage servicing rights, at fair value	1,279,195	1,909,444
Cash and cash equivalents	1,615,639	558,136
Restricted cash	434,644	1,058,690
Accrued interest receivable	53,480	92,634
Due from counterparties	72,010	318,963
Derivative assets, at fair value	110,527	188,051
Reverse repurchase agreements	76,416	220,000
Other assets	167,122	169,376
Total Assets (1)	$21,482,322	$35,921,622
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$16,991,248	$29,147,463
Federal Home Loan Bank advances	—	210,000
Revolving credit facilities	267,181	300,000
Term notes payable	395,048	394,502
Convertible senior notes	285,515	284,954
Derivative liabilities, at fair value	1,298	6,740
Due to counterparties	419,092	259,447
Dividends payable	57,269	128,125
Accrued interest payable	36,710	149,626
Commitments and contingencies (see Note 16)	—	—
Other liabilities	193,025	70,299
Total Liabilities (1)	18,646,386	30,951,156
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized and 40,050,000 and 40,050,000 shares issued and outstanding, respectively ($1,001,250 and $1,001,250 liquidation preference, respectively)	977,501	977,501
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 273,700,059 and 272,935,731 shares issued and outstanding, respectively	2,737	2,729
Additional paid-in capital	5,158,559	5,154,764
Accumulated other comprehensive income	684,124	689,400
Cumulative earnings	612,671	2,655,891
Cumulative distributions to stockholders	(4,599,656)	(4,509,819)
Total Stockholders’ Equity	2,835,936	4,970,466
Total Liabilities and Stockholders’ Equity	$21,482,322	$35,921,622
____________________
(1)The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs. At June 30, 2020 and December 31, 2019, assets of the VIEs totaled $395,447 and $395,008, and liabilities of the VIEs totaled $395,447 and $395,008, respectively. See Note 3 - Variable Interest Entities for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income:
Available-for-sale securities	$105,730	$253,807	$354,414	$489,693
Other	1,597	7,222	8,420	16,819
Total interest income	107,327	261,029	362,834	506,512
Interest expense:
Repurchase agreements	50,811	177,351	203,416	324,911
Federal Home Loan Bank advances	155	3,941	1,747	10,015
Revolving credit facilities	2,826	6,196	6,357	11,352
Term notes payable	3,553	231	8,357	231
Convertible senior notes	4,769	4,724	9,545	9,459
Total interest expense	62,114	192,443	229,422	355,968
Net interest income	45,213	68,586	133,412	150,544
Other-than-temporary impairments:
Total other-than-temporary impairment losses	—	(4,848)	—	(5,054)
Other income (loss):
Gain (loss) on investment securities	53,492	22,441	(1,028,115)	3,149
Servicing income	112,891	130,949	243,688	247,897
Loss on servicing asset	(238,791)	(252,432)	(825,456)	(441,406)
Loss on interest rate swap, cap and swaption agreements	(46,922)	(88,775)	(297,518)	(172,034)
Gain (loss) on other derivative instruments	76,606	80,664	(56,862)	184,942
Other income (loss)	66	(341)	864	(218)
Total other loss	(42,658)	(107,494)	(1,963,399)	(177,670)
Expenses:
Management fees	11,429	13,635	25,979	25,717
Servicing expenses	23,947	16,746	43,852	36,658
Other operating expenses	13,838	14,013	28,916	29,569
Restructuring charges	145,069	—	145,788	—
Total expenses	194,283	44,394	244,535	91,944
Loss before income taxes	(191,728)	(88,150)	(2,074,522)	(124,124)
(Benefit from) provision for income taxes	(18,164)	2,407	(31,302)	(7,632)
Net loss	(173,564)	(90,557)	(2,043,220)	(116,492)
Dividends on preferred stock	18,951	18,950	37,901	37,900
Net loss attributable to common stockholders	$(192,515)	$(109,507)	$(2,081,121)	$(154,392)
Basic loss per weighted average common share	$(0.70)	$(0.40)	$(7.61)	$(0.59)
Diluted loss per weighted average common share	$(0.70)	$(0.40)	$(7.61)	$(0.59)
Dividends declared per common share	$0.19	$0.40	$0.19	$0.87
Weighted average number of shares of common stock:
Basic	273,604,079	272,863,153	273,498,347	262,667,160
Diluted	273,604,079	272,863,153	273,498,347	262,667,160
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited), continued
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Comprehensive income (loss):
Net loss	$(173,564)	$(90,557)	$(2,043,220)	$(116,492)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	192,794	310,549	(5,276)	666,701
Other comprehensive income (loss)	192,794	310,549	(5,276)	666,701
Comprehensive income (loss)	19,230	219,992	(2,048,496)	550,209
Dividends on preferred stock	18,951	18,950	37,901	37,900
Comprehensive income (loss) attributable to common stockholders	$279	$201,042	$(2,086,397)	$512,309
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2018	$977,501	$2,481	$4,809,616	$110,817	$2,332,371	$(3,978,297)	$4,254,489
Cumulative effect of adoption of new accounting principle	—	—	—	—	(442)	—	(442)
Adjusted balance, January 1, 2019	977,501	2,481	4,809,616	110,817	2,331,929	(3,978,297)	4,254,047
Net loss	—	—	—	—	(25,935)	—	(25,935)
Other comprehensive income before reclassifications, net of tax	—	—	—	327,840	—	—	327,840
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	28,312	—	—	28,312
Other comprehensive income, net of tax	—	—	—	356,152	—	—	356,152
Issuance of common stock, net of offering costs	—	243	335,035	—	—	—	335,278
Preferred dividends declared	—	—	—	—	—	(18,950)	(18,950)
Common dividends declared	—	—	—	—	—	(128,229)	(128,229)
Non-cash equity award compensation	—	4	1,857	—	—	—	1,861
Balance, March 31, 2019	977,501	2,728	5,146,508	466,969	2,305,994	(4,125,476)	4,774,224
Net loss	—	—	—	—	(90,557)	—	(90,557)
Other comprehensive income before reclassifications, net of tax	—	—	—	296,637	—	—	296,637
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	13,912	—	—	13,912
Other comprehensive income, net of tax	—	—	—	310,549	—	—	310,549
Issuance of common stock, net of offering costs	—	—	171	—	—	—	171
Preferred dividends declared	—	—	—	—	—	(18,950)	(18,950)
Common dividends declared	—	—	—	—	—	(109,160)	(109,160)
Non-cash equity award compensation	—	1	2,496	—	—	—	2,497
Balance, June 30, 2019	$977,501	$2,729	$5,149,175	$777,518	$2,215,437	$(4,253,586)	$4,868,774

Balance, December 31, 2019	$977,501	$2,729	$5,154,764	$689,400	$2,655,891	$(4,509,819)	$4,970,466
Net loss	—	—	—	—	(1,869,656)	—	(1,869,656)
Other comprehensive income before reclassifications, net of tax	—	—	—	193,536	—	—	193,536
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(391,606)	—	—	(391,606)
Other comprehensive loss, net of tax	—	—	—	(198,070)	—	—	(198,070)
Issuance of common stock, net of offering costs	—	—	142	—	—	—	142
Repurchase of common stock	—	(1)	(1,063)	—	—	—	(1,064)
Non-cash equity award compensation	—	7	2,308	—	—	—	2,315
Balance, March 31, 2020	977,501	2,735	5,156,151	491,330	786,235	(4,509,819)	2,904,133
Net loss	—	—	—	—	(173,564)	—	(173,564)
Other comprehensive income before reclassifications, net of tax	—	—	—	229,906	—	—	229,906
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(37,112)	—	—	(37,112)
Other comprehensive income, net of tax	—	—	—	192,794	—	—	192,794
Issuance of common stock, net of offering costs	—	—	95	—	—	—	95
Preferred dividends declared	—	—	—	—	—	(37,901)	(37,901)
Common dividends declared	—	—	—	—	—	(51,936)	(51,936)
Non-cash equity award compensation	—	2	2,313	—	—	—	2,315
Balance, June 30, 2020	$977,501	$2,737	$5,158,559	$684,124	$612,671	$(4,599,656)	$2,835,936
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(2,043,220)	$(116,492)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of premiums and discounts on investment securities, net	102,562	65,126
Amortization of deferred debt issuance costs on term notes payable and convertible senior notes	1,107	475
Other-than-temporary impairment losses	—	5,054
Provision for credit losses on investment securities	46,831	—
Realized and unrealized losses (gains) on investment securities	981,284	(3,149)
Loss on servicing asset	825,456	441,406
Realized and unrealized loss on interest rate swaps, caps and swaptions	228,571	218,629
Unrealized gain on other derivative instruments	(43,542)	(72,300)
Equity based compensation	4,630	4,358
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	39,154	(11,042)
Increase in deferred income taxes, net	(50,265)	(18,466)
Decrease in accrued interest payable	(112,916)	(14,155)
Change in other operating assets and liabilities, net	172,721	28,062
Net cash provided by operating activities	152,373	527,506
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(6,433,561)	(13,264,312)
Proceeds from sales of available-for-sale securities	16,969,870	7,953,676
Principal payments on available-for-sale securities	2,059,816	1,276,880
Purchases of trading securities	(1,052,500)	—
Proceeds from sales of trading securities	1,053,477	—
Purchases of mortgage servicing rights, net of purchase price adjustments	(193,393)	(249,081)
(Payments for) proceeds from sales of mortgage servicing rights	(1,814)	289
(Purchases) short sales of derivative instruments, net	(19,042)	(64,302)
(Payments for termination and settlement) proceeds from sales and settlement of derivative instruments, net	(93,905)	(829,376)
Payments for reverse repurchase agreements	(1,802,388)	(1,010,875)
Proceeds from reverse repurchase agreements	1,945,972	1,663,190
Increase (decrease) in due to counterparties, net	406,598	(703,732)
Change in other investing assets and liabilities, net	2,508	37,737
Net cash provided by (used in) investing activities	$12,841,638	$(5,189,906)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$58,261,313	$140,318,287
Principal payments on repurchase agreements	(70,417,528)	(135,283,719)
Proceeds from Federal Home Loan Bank advances	585,000	—
Principal payments on Federal Home Loan Bank advances	(795,000)	(815,024)
Proceeds from revolving credit facilities	83,000	150,000
Principal payments on revolving credit facilities	(115,819)	(460,000)
Proceeds from issuance of term notes payable	—	394,061
Proceeds from issuance of common stock, net of offering costs	237	335,449
Repurchase of common stock	(1,064)	—
Dividends paid on preferred stock	(37,901)	(37,900)
Dividends paid on common stock	(122,792)	(244,830)
Net cash (used in) provided by financing activities	(12,560,554)	4,356,324
Net increase (decrease) in cash, cash equivalents and restricted cash	433,457	(306,076)
Cash, cash equivalents and restricted cash at beginning of period	1,616,826	1,097,764
Cash, cash equivalents and restricted cash at end of period	$2,050,283	$791,688
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$339,717	$370,122
Cash paid for taxes, net	$661	$5,820
Noncash Activities:
Cumulative-effect adjustment to equity for adoption of new accounting principle	$—	$442
Dividends declared but not paid at end of period	$57,269	$128,110
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 1. Organization and Operations
Two Harbors Investment Corp. is a Maryland corporation that, through its wholly owned subsidiaries (collectively, the Company), invests in and manages Agency residential mortgage-backed securities, or Agency RMBS, mortgage servicing rights, or MSR, and other financial assets. The investment portfolio as a whole is managed by the Company’s Chief Investment Officer and resources are allocated and financial performance is assessed on a consolidated basis. The Company is externally managed and advised by PRCM Advisers LLC, which is a subsidiary of Pine River Capital Management L.P., or Pine River. The Company’s common stock is listed on the NYSE under the symbol “TWO”.
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
In the first quarter of 2020, the Company experienced unprecedented market conditions as a result of the global COVID-19 pandemic, including unusually significant spread widening in both Agency RMBS and non-Agency securities. In response, the Company focused its efforts on raising excess liquidity and de-risking its portfolio. On March 25, 2020, the Company sold substantially all of its non-Agency securities in order to eliminate the risks posed by continued margin calls and ongoing funding concerns associated with the significant spread widening on these assets. During the first quarter, the Company also sold approximately one-third of its Agency RMBS in order to reduce risk and raise cash to establish a strong defensive liquidity position to weather potential ongoing economic and market instability.
On April 13, 2020, the Company announced that it had elected to not renew the Management Agreement with PRCM Advisers on the basis of unfair compensation payable to the manager pursuant to Section 13(a)(ii) of the Management Agreement. As a result, the Company had expected the Management Agreement to terminate on September 19, 2020, at which time the Company would have been required to pay a termination fee calculated pursuant to the terms of the Management Agreement.
On July 15, 2020, the Company provided PRCM Advisers with a notice of termination of the Management Agreement for “cause” pursuant to Section 15(a) of the Management Agreement. The notice of termination specifies that the Management Agreement will terminate on August 14, 2020. No termination fee will be payable to PRCM Advisers in connection with the termination.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The condensed consolidated financial statements of the Company include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. All trust entities in which the Company holds investments that are considered variable interest entities, or VIEs, for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2020 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2020 should not be construed as indicative of the results to be expected for future periods or the full year.
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
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s 2019 Annual Report on Form 10-K is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s consolidated financial condition and results of operations for the six months ended June 30, 2020.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The adoption of this ASU impacts the Company’s accounting for the purchase of certain beneficial interests with purchased credit deterioration or when there is a “significant” difference between contractual cash flows and expected cash flows. For these securities, the Company records an allowance for credit losses with an increase in amortized cost above the purchase price of the same amount. Subsequent adverse or favorable changes in expected cash flows are recognized immediately in earnings as a provision for or reduction in credit losses, respectively. Adverse changes are reflected as an increase to the allowance for credit losses and favorable changes are reflected as a decrease to the allowance for credit losses. The allowance for credit losses is limited to the difference between the beneficial interest’s fair value and its amortized cost, and any remaining adverse changes in these circumstances are reflected as a prospective adjustment to accretable yield. If the allowance for credit losses has been reduced to zero, the remaining favorable changes are reflected as a prospective adjustment to accretable yield. The Company does not adjust the effective interest rate in subsequent periods for prepayment assumption changes or variable-rate changes. Any changes in the allowance for credit losses due to the time-value-of-money are accounted for in the condensed consolidated statements of comprehensive income (loss) as provision for credit losses rather than a reduction to interest income.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Note receivable (1)	$395,048	$394,502
Cash and cash equivalents	200	200
Accrued interest receivable (1)	199	306
Total Assets	$395,447	$395,008
Term notes payable	$395,048	$394,502
Accrued interest payable	199	306
Other liabilities	200	200
Total Liabilities	$395,447	$395,008
____________________
(1)Receivables due from a wholly owned subsidiary of the Company to the Issuer Trust are eliminated in consolidation in accordance with U.S. GAAP.

Note 4. Available-for-Sale Securities, at Fair Value
The Company holds both Agency and non-Agency AFS investment securities which are carried at fair value on the condensed consolidated balance sheets. In the first quarter of 2020, the Company experienced unprecedented market conditions as a result of the global COVID-19 pandemic, including unusually significant spread widening in both Agency RMBS and non-Agency securities. In response, the Company focused its efforts on raising excess liquidity and de-risking its portfolio. On March 25, 2020, the Company sold substantially all of its non-Agency securities in order to eliminate the risks posed by continued margin calls and ongoing funding concerns associated with the significant spread widening on these assets. During the first quarter, the Company also sold approximately one-third of its Agency RMBS in order to reduce risk and raise cash to establish a strong defensive liquidity position to weather potential ongoing economic and market instability.
The following table presents the Company’s AFS investment securities by collateral type as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Agency
Federal National Mortgage Association	$14,483,151	$21,252,575
Federal Home Loan Mortgage Corporation	2,781,441	6,070,500
Government National Mortgage Association	385,517	454,980
Non-Agency	23,180	3,628,273
Total available-for-sale securities	$17,673,289	$31,406,328

At June 30, 2020 and December 31, 2019, the Company pledged AFS securities with a carrying value of $17.3 billion and $29.8 billion, respectively, as collateral for repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. See Note 11 - Repurchase Agreements and Note 12 - Federal Home Loan Bank of Des Moines Advances.
At June 30, 2020 and December 31, 2019, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, to be considered linked transactions and, therefore, classified as derivatives.
The Company is not required to consolidate variable interest entities, or VIEs, for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include all non-Agency securities, which are classified within available-for-sale securities, at fair value on the condensed consolidated balance sheets. As of June 30, 2020 and December 31, 2019, the carrying value, which also represents the maximum exposure to loss, of all non-Agency securities in unconsolidated VIEs was $23.2 million and $3.6 billion, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following tables present the amortized cost and carrying value of AFS securities by collateral type as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency
Principal and interest	$16,100,955	$742,801	$(14)	$16,843,742	$—	$688,432	$(282)	$17,531,892
Interest-only	2,344,129	148,131	—	148,131	(30,634)	14,474	(13,754)	118,217
Total Agency	18,445,084	890,932	(14)	16,991,873	(30,634)	702,906	(14,036)	17,650,109
Non-Agency
Principal and interest	2,515	8	(40)	2,483	—	125	—	2,608
Interest-only	3,307,699	36,049	—	36,049	(11,949)	179	(3,707)	20,572
Total Non-Agency	3,310,214	36,057	(40)	38,532	(11,949)	304	(3,707)	23,180
Total	$21,755,298	$926,989	$(54)	$17,030,405	$(42,583)	$703,210	$(17,743)	$17,673,289

	December 31, 2019
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Agency
Principal and interest	$26,239,544	$986,343	$(19)	$—	$27,225,868	$424,818	$(8,815)	$27,641,871
Interest-only	2,601,693	169,811	—	—	169,811	13,724	(47,351)	136,184
Total Agency	28,841,237	1,156,154	(19)	—	27,395,679	438,542	(56,166)	27,778,055
Non-Agency
Principal and interest	5,498,654	8,980	(560,140)	(1,711,951)	3,235,543	341,583	(23,263)	3,553,863
Interest-only	4,356,603	79,935	—	—	79,935	3,039	(8,564)	74,410
Total Non-Agency	9,855,257	88,915	(560,140)	(1,711,951)	3,315,478	344,622	(31,827)	3,628,273
Total	$38,696,494	$1,245,069	$(560,159)	$(1,711,951)	$30,711,157	$783,164	$(87,993)	$31,406,328

The following tables present the carrying value of the Company’s AFS securities by rate type as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$12,904	$20,435	$33,339
Fixed Rate	17,637,205	2,745	17,639,950
Total	$17,650,109	$23,180	$17,673,289

	December 31, 2019
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$14,584	$3,344,287	$3,358,871
Fixed Rate	27,763,471	283,986	28,047,457
Total	$27,778,055	$3,628,273	$31,406,328

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of June 30, 2020:

	June 30, 2020
(in thousands)	Agency	Non-Agency	Total
< 1 year	$186,336	$29	$186,365
≥ 1 and < 3 years	53,093	12,864	65,957
≥ 3 and < 5 years	7,828,825	4,444	7,833,269
≥ 5 and < 10 years	9,581,083	5,843	9,586,926
≥ 10 years	772	—	772
Total	$17,650,109	$23,180	$17,673,289

Measurement of Allowances for Credit Losses on AFS Securities (Subsequent to the Adoption of Topic 326)
Following the adoption of Topic 326 on January 1, 2020, the Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on both Agency and non-Agency AFS securities that are not accounted for under the fair value option. The estimated allowance for credit losses is equal to the difference between the prepayment adjusted contractual cash flows with no credit losses and the prepayment adjusted expected cash flows with credit losses, discounted at the effective interest rate on the AFS security that was in effect upon adoption of the standard. The contractual cash flows and expected cash flows are based on management’s best estimate and take into consideration current prepayment assumptions, lifetime expected losses based on past loss experience, current market conditions, and reasonable and supportable forecasts of future conditions. The allowance for credit losses on Agency AFS securities relates to prepayment assumption changes on interest-only Agency RMBS. The allowance for credit losses causes an increase in the AFS security amortized cost and recognizes an allowance for credit losses in the same amount, with the provision for credit losses recognized in earnings (within gain (loss) on investment securities) and the balance of the unrealized loss recognized in either other comprehensive income (loss), net of tax, or gain (loss) on investment securities, depending on the accounting treatment.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents the changes for the three and six months ended June 30, 2020 in the allowance for credit losses on Agency and non-Agency AFS securities:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020			2020
(in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(32,786)	$(8,604)	$(41,390)	$—	$(244,876)	$(244,876)
Additions:
On securities for which credit losses were not previously recorded	(10)	(295)	(305)	(32,796)	(11,404)	(44,200)
Arising from purchases of securities accounted for as purchased credit deteriorated	—	—	—	—	—	—
Reductions:
For securities sold	—	—	—	—	246,792	246,792
Due to the intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost	—	—	—	—	—	—
Increase (decrease) on securities with previously recorded credit losses	2,162	(3,050)	(888)	2,162	(4,793)	(2,631)
Writeoffs	—	—	—	—	4,867	4,867
Recoveries of amounts previously written off	—	—	—	—	(2,535)	(2,535)
Allowance for credit losses at end of period	$(30,634)	$(11,949)	$(42,583)	$(30,634)	$(11,949)	$(42,583)

The following table presents the components comprising the carrying value of AFS securities for which an allowance for credit losses has not been recorded by length of time that the securities had an unrealized loss position as of June 30, 2020 (subsequent to the adoption of Topic 326). At June 30, 2020, the Company held 835 AFS securities; of the securities for which an allowance for credit losses has not been recorded, 8 were in an unrealized loss position for less than twelve consecutive months and 13 were in an unrealized loss position for more than twelve consecutive months.

	June 30, 2020
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$21,111	$(4,367)	$15,043	$(695)	$36,154	$(5,062)
Non-Agency	—	—	—	—	—	—
Total	$21,111	$(4,367)	$15,043	$(695)	$36,154	$(5,062)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Evaluating AFS Securities for Other-Than-Temporary Impairments (Prior to the Adoption of Topic 326)
In evaluating AFS securities for OTTI prior to the adoption of Topic 326, the Company determined whether there had been a significant adverse quarterly change in the cash flow expectations for a security. The Company compared the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considered whether there had been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security was greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment had occurred. If the Company did not intend to sell and would not be more likely than not required to sell the security, the credit loss was recognized in earnings and the balance of the unrealized loss was recognized in either other comprehensive income (loss), net of tax, or gain (loss) on investment securities, depending on the accounting treatment. If the Company intended to sell the security or would be more likely than not required to sell the security, the full unrealized loss was recognized in earnings.
During the three and six months ended June 30, 2019, the Company recorded $4.8 million and $5.1 million in other-than-temporary credit impairments on a total of seven non-Agency securities where the future expected cash flows for each security were less than its amortized cost. At June 30, 2019, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company would be required to sell the securities; therefore, only the projected credit loss was recognized in earnings. As of June 30, 2020, the Company no longer held any of the securities for which OTTI had been recognized prior to January 1, 2020.
The following table presents the changes in cumulative credit losses related to OTTI for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Cumulative other-than-temporary credit losses at beginning of period	$—	$(4,528)	$(17,021)	$(6,865)
Additions:
Other-than-temporary impairments not previously recognized	—	(4,304)	—	(4,403)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	—	(544)	—	(651)
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	—	—	—	1,703
Decreases related to other-than-temporary impairments on securities sold	—	—	17,021	840
Cumulative other-than-temporary credit losses at end of period	$—	$(9,376)	$—	$(9,376)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents the changes for the six months ended June 30, 2019 in the net unamortized discount/premium and designated credit reserve on non-Agency AFS securities:

	Six Months Ended
	June 30, 2019
(in thousands)	Designated Credit Reserve	Net Unamortized Discount/Premium	Total
Beginning balance at January 1	$(1,322,762)	$(603,591)	$(1,926,353)
Acquisitions	(336,914)	5,911	(331,003)
Accretion of net discount	—	23,822	23,822
Realized credit losses	12,353	—	12,353
Reclassification adjustment for other-than-temporary impairments	(2,511)	—	(2,511)
Transfers from (to)	11,520	(11,520)	—
Sales, calls, other	(1,741)	90,669	88,928
Ending balance at June 30	$(1,640,055)	$(494,709)	$(2,134,764)

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

Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain (loss) on investment securities in the Company’s condensed consolidated statements of comprehensive income (loss). The following table presents details around sales of AFS securities during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Proceeds from sales of available-for-sale securities	$1,383,118	$3,100,487	$16,969,870	$7,953,676
Amortized cost of available-for-sale securities sold	(1,326,218)	(3,076,898)	(17,947,686)	(7,947,544)
Total realized gains (losses) on sales, net	$56,900	$23,589	$(977,816)	$6,132

Gross realized gains	$57,414	$24,855	$280,885	$126,153
Gross realized losses	(514)	(1,266)	(1,258,701)	(120,021)
Total realized gains (losses) on sales, net	$56,900	$23,589	$(977,816)	$6,132

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 5. Servicing Activities
Mortgage Servicing Rights, at Fair Value
A wholly owned subsidiary of the Company has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of residential mortgage loans. The Company and its subsidiaries do not originate or directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the loans underlying the Company’s MSR.
The following table summarizes activity related to MSR for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of period	$1,505,163	$2,014,370	$1,909,444	$1,993,440
Purchases of mortgage servicing rights	21,551	43,710	205,334	264,522
Sales of mortgage servicing rights	381	—	1,814	—
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	(111,013)	(182,025)	(611,776)	(333,639)
Other changes in fair value (1)	(127,778)	(70,407)	(213,680)	(108,056)
Other changes (2)	(9,109)	(4,822)	(11,941)	(15,441)
Balance at end of period	$1,279,195	$1,800,826	$1,279,195	$1,800,826
____________________
(1)Other changes in fair value primarily represents changes due to the realization of expected cash flows.
(2)Other changes includes purchase price adjustments, contractual prepayment protection, and changes due to the Company’s purchase of the underlying collateral.

At June 30, 2020 and December 31, 2019, the Company pledged MSR with a carrying value of $1.2 billion and $1.6 billion, respectively, as collateral for repurchase agreements, revolving credit facilities and term notes payable. See Note 11 - Repurchase Agreements, Note 13 - Revolving Credit Facilities and Note 14 - Term Notes Payable.
As of June 30, 2020 and December 31, 2019, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands, except per loan data)	June 30, 2020	December 31, 2019
Weighted average prepayment speed:	21.2%	14.8%
Impact on fair value of 10% adverse change	$(109,256)	(88,459)
Impact on fair value of 20% adverse change	$(205,550)	(188,209)
Weighted average delinquency:	2.2%	0.9%
Impact on fair value of 10% adverse change	$(1,710)	(7,470)
Impact on fair value of 20% adverse change	$(3,415)	(15,020)
Weighted average discount rate:	5.1%	7.2%
Impact on fair value of 10% adverse change	$(19,943)	(49,274)
Impact on fair value of 20% adverse change	$(38,764)	(95,963)
Weighted average per loan annual cost to service:	$68.50	$66.62
Impact on fair value of 10% adverse change	$(19,222)	$(23,932)
Impact on fair value of 20% adverse change	$(38,572)	$(48,054)

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
Risk Mitigation Activities
The primary risk associated with the Company’s MSR is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher-than-expected prepayments that could reduce the value of the MSR. The Company economically hedges the impact of these risks primarily with its Agency RMBS portfolio.
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Servicing fee income	$104,463	$114,548	$222,354	$220,484
Ancillary and other fee income	476	493	997	803
Float income	7,952	15,908	20,337	26,610
Total	$112,891	$130,949	$243,688	$247,897

Mortgage Servicing Advances
As the servicer of record for the MSR assets, the Company may be required to advance principal and interest payments to security holders, and intermittent tax and insurance payments to local authorities and insurance companies on mortgage loans that are in forbearance, delinquency or default. The Company is responsible for funding these advances, potentially for an extended period of time, before receiving reimbursement from Fannie Mae and Freddie Mac. Servicing advances are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances totaled $30.4 million and $45.6 million and were included in other assets on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, mortgage loans in 60+ day delinquent status (whether or not subject to forbearance) accounted for approximately 3.9% of the aggregate principal balance of loans for which the Company had servicing advance funding obligations.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of residential mortgage loans underlying its MSR asset, off-balance sheet residential mortgage loans owned by other entities for which the Company acts as servicing administrator, and other assets. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	750,403	$163,493,573	793,470	$175,882,142
Residential mortgage loans	2,609	1,669,576	3,157	2,033,951
Other assets	—	—	71	12,511
Total serviced mortgage assets	753,012	$165,163,149	796,698	$177,928,604

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
The following table presents the Company’s restricted cash balances as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Restricted cash balances held by trading counterparties:
For securities and loan trading activity	$45,150	$45,050
For derivatives trading activity	25,406	94,570
As restricted collateral for repurchase agreements and Federal Home Loan Bank advances	364,028	919,010
Total restricted cash balances held by trading counterparties	434,584	1,058,630
Restricted cash balance pursuant to letter of credit on office lease	60	60
Total	$434,644	$1,058,690

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$1,615,639	$558,136
Restricted cash	434,644	1,058,690
Total cash, cash equivalents and restricted cash	$2,050,283	$1,616,826

Note 7. Derivative Instruments and Hedging Activities
The Company enters into a variety of derivative and non-derivative instruments in connection with its risk management activities. The primary objective for executing these derivative and non-derivative instruments is to mitigate the Company’s economic exposure to future events that are outside its control, principally cash flow volatility associated with interest rate risk (including associated prepayment risk). Specifically, the Company enters into derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of its floating-rate borrowings into fixed-rate borrowings to more closely match the duration of its assets. This particularly applies to floating-rate borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (e.g., LIBOR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration.
To help manage the adverse impact of interest rate changes on the value of the Company’s portfolio as well as its cash flows, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps and total return swaps. In executing on the Company’s current risk management strategy, the Company has entered into interest rate swap agreements and TBAs. The Company has also entered into a number of non-derivative instruments to manage interest rate risk, principally MSR and Agency interest-only securities (see discussion below).

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
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of June 30, 2020 and December 31, 2019.

	June 30, 2020
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$72,822	$361,933	$—	$—
Interest rate swap agreements	—	—	—	4,479,000
TBAs	37,705	2,036,000	(1,298)	1,200,000
Total	$110,527	$2,397,933	$(1,298)	$5,679,000

	December 31, 2019
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$69,469	$397,137	$—	$—
Interest rate swap agreements	102,268	2,725,000	—	36,977,470
Swaptions, net	7,801	1,257,000	—	—
TBAs	8,011	9,584,000	(6,711)	(2,157,000)
U.S. Treasury futures	502	380,000	—	—
Markit IOS total return swaps	—	—	(29)	41,890
Total	$188,051	$14,343,137	$(6,740)	$34,862,360

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive income (loss):

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
(in thousands)		June 30,		June 30,
		2020	2019	2020	2019
Interest rate risk management
TBAs	Gain (loss) on other derivative instruments	$75,680	$28,964	$(90,378)	$138,475
Short U.S. Treasuries	Gain (loss) on other derivative instruments	—	—	—	(6,801)
U.S. Treasury futures	Gain (loss) on other derivative instruments	(3,464)	42,721	22,508	46,448
Put and call options for TBAs	Gain (loss) on other derivative instruments	—	—	—	(7,666)
Interest rate swaps - Payers	Loss on interest rate swap, cap and swaption agreements	(122,053)	(422,602)	(1,159,388)	(661,570)
Interest rate swaps - Receivers	Loss on interest rate swap, cap and swaption agreements	12,418	289,626	912,371	453,227
Swaptions	Loss on interest rate swap, cap and swaption agreements	62,713	48,525	(50,501)	43,993
Interest rate caps	Loss on interest rate swap, cap and swaption agreements	—	(4,324)	—	(7,684)
Markit IOS total return swaps	Gain (loss) on other derivative instruments	—	103	(2,430)	(477)
Non-risk management
Inverse interest-only securities	Gain (loss) on other derivative instruments	4,390	8,876	13,438	14,963
Total		$29,684	$(8,111)	$(354,380)	$12,908

For the three and six months ended June 30, 2020, the Company recognized $56.3 million and $68.9 million, respectively, of income for the accrual and/or settlement of the net interest expense associated with its interest rate swaps and caps. The income results from receiving either a floating interest rate (LIBOR or the OIS rate) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (LIBOR or the OIS rate) on an average $45.8 billion and $44.3 billion notional, respectively. For the three and six months ended June 30, 2019, the Company recognized $22.9 million and $46.6 million, respectively, of income for the accrual and/or settlement of the net interest expense associated with its interest rate swaps and caps. The income results from paying either a fixed interest rate or a floating interest rate (LIBOR or the OIS rate) and receiving either a floating interest rate (LIBOR or the OIS rate) or a fixed interest rate on an average $40.7 billion and $39.1 billion notional, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$379,239	$—	$(17,306)	$361,933	$371,585	$—
Interest rate swap agreements	56,158,068	24,104,324	(75,783,392)	4,479,000	45,825,536	(742,555)
Swaptions, net	1,376,000	587,000	(1,963,000)	—	582,429	(4,500)
TBAs, net	1,761,000	7,582,000	(6,107,000)	3,236,000	1,717,868	(26,688)
U.S. Treasury futures	875,000	—	(875,000)	—	104,385	(7,495)
Markit IOS total return swaps	—	—	—	—	—	—
Total	$60,549,307	$32,273,324	$(84,745,698)	$8,076,933	$48,601,803	$(781,238)

	Three Months Ended June 30, 2019
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$456,433	$—	$(19,822)	$436,611	$447,550	$—
Interest rate swap agreements	38,396,277	3,904,000	(1,830,000)	40,470,277	38,903,453	14,114
Interest rate cap contracts	2,500,000	—	(2,500,000)	—	1,779,121	(8,690)
Swaptions, net	5,900,000	7,300,000	(9,325,000)	3,875,000	5,959,615	50,089
TBAs, net	10,168,000	36,172,000	(36,918,000)	9,422,000	8,790,560	76,683
U.S. Treasury futures	1,310,000	3,200,000	(3,210,000)	1,300,000	1,267,692	20,626
Markit IOS total return swaps	47,073	—	(1,537)	45,536	46,088	—
Total	$58,777,783	$50,576,000	$(53,804,359)	$55,549,424	$57,194,079	$152,822

	Six Months Ended June 30, 2020
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$397,137	$—	$(35,204)	$361,933	$380,238	$—
Interest rate swap agreements	39,702,470	48,487,435	(83,710,905)	4,479,000	44,346,426	(334,502)
Swaptions, net	1,257,000	1,017,000	(2,274,000)	—	1,318,956	(50,700)
TBAs, net	7,427,000	20,073,000	(24,264,000)	3,236,000	3,328,819	(125,483)
U.S. Treasury futures	(380,000)	8,230,000	(7,850,000)	—	527,170	23,004
Markit IOS total return swaps	41,890	—	(41,890)	—	20,394	(2,077)
Total	$48,445,497	$77,807,435	$(118,175,999)	$8,076,933	$49,922,003	$(489,758)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Six Months Ended June 30, 2019
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$476,299	$—	$(39,688)	$436,611	$457,177	$—
Interest rate swap agreements	29,523,605	14,498,633	(3,551,961)	40,470,277	36,991,058	3,931
Interest rate cap contracts	2,500,000	—	(2,500,000)	—	2,137,569	(8,690)
Swaptions, net	63,000	13,200,000	(9,388,000)	3,875,000	3,569,343	25,774
TBAs, net	6,484,000	78,905,000	(75,967,000)	9,422,000	8,802,365	147,597
Short U.S. Treasuries	(800,000)	—	800,000	—	(14,365)	(23,172)
U.S. Treasury futures	—	4,510,000	(3,210,000)	1,300,000	708,895	20,626
Put and call options for TBAs, net	(1,767,000)	—	1,767,000	—	(222,633)	(32,962)
Markit IOS total return swaps	48,265	—	(2,729)	45,536	46,768	—
Total	$36,528,169	$111,113,633	$(92,092,378)	$55,549,424	$52,476,177	$133,104
____________________
(1)Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized loss on interest rate swaps, caps and swaptions and unrealized gain on other derivative instruments line items within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the (purchases) short sales of other derivative instruments, (payments for termination and settlement) proceeds from sales and settlements of derivative instruments, net and increase (decrease) in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when mortgage rates decline or increase, depending on the type of investment. Rising mortgage rates generally result in a decline in the value of the Company’s fixed-rate Agency principal and interest (P&I) RMBS. To mitigate the impact of this risk on the Company’s fixed-rate Agency P&I RMBS portfolio, the Company maintains a portfolio of fixed-rate interest-only securities and MSR, which increase in value when interest rates increase. As of June 30, 2020 and December 31, 2019, the Company had $58.9 million and $122.2 million, respectively, of interest-only securities, and $1.3 billion and $1.9 billion, respectively, of MSR in place to primarily hedge its Agency RMBS. Interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.
The Company monitors its borrowings under repurchase agreements, FHLB advances and revolving credit facilities, which are generally floating-rate debt, in relation to the rate profile of its portfolio. In connection with its risk management activities, the Company enters into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or duration mismatch (or gap) by adjusting the duration of its floating-rate borrowings into fixed-rate borrowings to more closely match the duration of its assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (e.g., LIBOR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of the Company’s portfolio as well as its cash flows, the Company may, at times, enter into various forward contracts, including short securities, TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on the Company’s current interest rate risk management strategy, the Company has entered into TBAs and interest rate swap agreements.

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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of June 30, 2020 and December 31, 2019:

	June 30, 2020
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$5,539,000	$5,836,137	$5,866,185	$31,346	$(1,298)
Sale contracts	(2,303,000)	(2,433,663)	(2,427,304)	6,359	—
TBAs, net	$3,236,000	$3,402,474	$3,438,881	$37,705	$(1,298)

	December 31, 2019
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$10,223,000	$10,557,745	$10,565,556	$8,011	$(200)
Sale contracts	(2,796,000)	(2,902,858)	(2,909,369)	—	(6,511)
TBAs, net	$7,427,000	$7,654,887	$7,656,187	$8,011	$(6,711)
___________________
(1)Notional amount represents the face amount of the underlying Agency RMBS.
(2)Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)Market value represents the current market value of the TBA (or of the underlying Agency RMBS) as of period-end.
(4)Net carrying value represents the difference between the market value of the TBA as of period-end and its cost basis, and is reported in derivative assets / (liabilities), at fair value, in the condensed consolidated balance sheets.

U.S. Treasury Futures. The Company may use U.S. Treasury futures independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company did not hold any U.S. Treasury futures as of June 30, 2020. As of December 31, 2019, the Company had purchased U.S. Treasury futures with a notional amount of $380.0 million and a fair market value of $0.5 million included in derivative assets, at fair value, on the condensed consolidated balance sheet as of December 31, 2019.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of June 30, 2020 and December 31, 2019, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a floating interest rate (LIBOR or the OIS rate):

(notional in thousands)
June 30, 2020
Swaps Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2023	$2,281,500	0.023%	0.080%	2.98
2024 and Thereafter	1,497,500	0.257%	0.080%	6.99
Total	$3,779,000	0.116%	0.080%	4.57

(notional in thousands)
December 31, 2019
Swaps Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2020	$3,640,000	1.806%	1.937%	0.83
2021	15,740,977	1.681%	1.910%	1.47
2022	2,578,640	1.911%	1.901%	2.74
2023	215,000	3.057%	1.910%	3.90
2024 and Thereafter	8,739,092	2.224%	1.935%	7.20
Total	$30,913,709	1.878%	1.921%	3.14

Additionally, as of June 30, 2020 and December 31, 2019, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk whereby the Company pays interest at a floating interest rate (LIBOR or the OIS rate):

(notional in thousands)
June 30, 2020
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2024 and Thereafter	$700,000	0.080%	0.419%	9.76
Total	$700,000	0.080%	0.419%	9.76

(notional in thousands)
December 31, 2019
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2020	$250,000	1.953%	2.258%	0.06
2021	915,000	1.894%	2.516%	1.10
2022	—	—%	—%	0.00
2023	—	—%	—%	0.00
2024 and Thereafter	7,623,761	1.937%	2.232%	8.64
Total	$8,788,761	1.933%	2.262%	7.61

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Interest Rate Swaptions. The Company may use interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would either pay or receive a fixed rate) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company did not hold any swaptions as of June 30, 2020. As of December 31, 2019, the Company had the following outstanding interest rate swaptions that were utilized as macro-economic hedges:

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

Markit IOS Total Return Swaps. The Company may use total return swaps (agreements whereby the Company receives or makes payments based on the total return of an underlying instrument or index, such as the Markit IOS Index, in exchange for fixed or floating rate interest payments) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company enters into total return swaps to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our portfolio (referred to as “convexity risk”). Total return swaps based on the Markit IOS Index are intended to synthetically replicate the performance of interest-only securities. The Company did not hold any total return swaps as of June 30, 2020. As of December 31, 2019, the Company had the following total return swap agreements in place:

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
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of June 30, 2020, the fair value of derivative financial instruments as an asset and liability position was $110.5 million and $1.3 million, respectively.

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

Note 8. Reverse Repurchase Agreements
As of June 30, 2020 and December 31, 2019, the Company had $50.5 million and $215.6 million in amounts due to counterparties as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a fair value of $76.4 million and $220.0 million, respectively.

Note 9. Offsetting Assets and Liabilities
Certain of the Company’s repurchase agreements are governed by underlying agreements that provide for a right of setoff in the event of default by either party to the agreement. The Company also has netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association, or ISDA, or central clearing exchange agreements, in the case of centrally cleared interest rate swaps. The Company and the counterparty or clearing agency are required to post cash collateral based upon the net underlying market value of the Company’s open positions with the counterparty. Additionally, the Company’s centrally cleared interest rate swaps require that the Company posts an initial margin amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges variation margin based upon daily changes in fair value, as measured by the exchange.
Under U.S. GAAP, if the Company has a valid right of setoff, it may offset the related asset and liability and report the net amount. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is considered a settlement of the interest rate swap, as opposed to pledged collateral. Accordingly, beginning in the first quarter of 2018, the Company began accounting for the receipt or payment of variation margin on Chicago Mercantile Exchange, or CME, and London Clearing House, or LCH, cleared positions as a direct reduction to the carrying value of the interest rate swap asset or liability. The receipt or payment of initial margin will continue to be accounted for separate from the interest rate swap asset or liability.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019:

	June 30, 2020
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$113,529	$(3,002)	$110,527	$(1,298)	$—	$109,229
Reverse repurchase agreements	76,416	—	76,416	—	(50,546)	25,870
Total Assets	$189,945	$(3,002)	$186,943	$(1,298)	$(50,546)	$135,099
Liabilities
Repurchase agreements	$(16,991,248)	$—	$(16,991,248)	$16,991,248	$—	$—
Derivative liabilities	(4,300)	3,002	(1,298)	1,298	—	—
Total Liabilities	$(16,995,548)	$3,002	$(16,992,546)	$16,992,546	$—	$—

	December 31, 2019
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$494,822	$(306,771)	$188,051	$(6,740)	$—	$181,311
Reverse repurchase agreements	220,000	—	220,000	—	(215,565)	4,435
Total Assets	$714,822	$(306,771)	$408,051	$(6,740)	$(215,565)	$185,746
Liabilities
Repurchase agreements	$(29,147,463)	$—	$(29,147,463)	$29,147,463	$—	$—
Derivative liabilities	(313,511)	306,771	(6,740)	6,740	—	—
Total Liabilities	$(29,460,974)	$306,771	$(29,154,203)	$29,154,203	$—	$—
____________________
(1)Amounts presented are limited in total to the net amount of assets or liabilities presented in the condensed consolidated balance sheets by instrument. Excess cash collateral or financial assets that are pledged to counterparties may exceed the financial liabilities subject to a master netting arrangement or similar agreement, or counterparties may have pledged excess cash collateral to the Company that exceed the corresponding financial assets. These excess amounts are excluded from the table above, although separately reported within restricted cash, due from counterparties, or due to counterparties in the Company’s condensed consolidated balance sheets.

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

Level 1Inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date under current market conditions. Additionally, the entity must have the ability to access the active market and the quoted prices cannot be adjusted by the entity.
Level 2Inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full-term of the assets or liabilities.
Level 3Unobservable inputs are supported by little or no market activity. The unobservable inputs represent the assumptions that market participants would use to price the assets and liabilities, including risk. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

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
The Company classified 99.98% and 0.02% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at June 30, 2020. AFS securities account for 92.7% of all assets reported at fair value at June 30, 2020.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the condensed consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing vendors. Although MSR transactions may be observable in the marketplace, the details of those transactions are not necessarily reflective of the value of the Company’s MSR portfolio. Third-party vendors use both observable market data and unobservable market data (including prepayment speeds, delinquency levels, discount rates and cost to service) as inputs into models, which help to inform their best estimates of fair value market price. As a result, the Company classified 100% of its MSR as Level 3 fair value assets at June 30, 2020.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, caps, swaptions, put and call options for TBAs and Markit IOS total return swaps. The Company utilizes third-party brokers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps reported at fair value as Level 2 at June 30, 2020. The Company did not hold any interest rate caps, swaptions, put and call options for TBAs or Markit IOS total return swaps at June 30, 2020.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company may also enter into certain other derivative financial instruments, such as TBAs, short U.S. Treasuries, U.S. Treasury futures and inverse interest-only securities. These instruments are similar in form to the Company’s AFS securities and the Company utilizes third-party vendors to value TBAs, short U.S. Treasuries, U.S. Treasury futures and inverse interest-only securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at June 30, 2020. The Company reported 100% of its TBAs as Level 1 as of June 30, 2020. The Company did not hold any short U.S. Treasuries or U.S. Treasury futures at June 30, 2020.
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

	Recurring Fair Value Measurements
	June 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$17,669,429	$3,860	$17,673,289
Mortgage servicing rights	—	—	1,279,195	1,279,195
Derivative assets	37,705	72,822	—	110,527
Total assets	$37,705	$17,742,251	$1,283,055	$19,063,011
Liabilities
Derivative liabilities	$1,298	$—	$—	$1,298
Total liabilities	$1,298	$—	$—	$1,298

	Recurring Fair Value Measurements
	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$31,157,154	$249,174	$31,406,328
Mortgage servicing rights	—	—	1,909,444	1,909,444
Derivative assets	8,513	179,538	—	188,051
Total assets	$8,513	$31,336,692	$2,158,618	$33,503,823
Liabilities
Derivative liabilities	$6,711	$29	$—	$6,740
Total liabilities	$6,711	$29	$—	$6,740

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2020, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following tables present the reconciliation for the Company’s Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended			Six Months Ended
	June 30, 2020			June 30, 2020
(in thousands)	Available-For-Sale Securities	Mortgage Servicing Rights		Available-For-Sale Securities	Mortgage Servicing Rights
Beginning of period level 3 fair value	$—	$1,505,163		$249,174	$1,909,444
Gains (losses) included in net loss:
Realized (losses) gains, net	(292)	(128,790)		(4,391)	(218,424)
Unrealized (losses) gains, net	—	(110,001)	(1)	—	(607,032)	(1)
Provision for credit losses	(896)	—		(896)	—
Net gains (losses) included in net loss	(1,188)	(238,791)		(5,287)	(825,456)
Other comprehensive income (loss)	583	—		(24,338)	—
Purchases	—	21,551		—	205,334
Sales	—	381		(214,673)	1,814
Settlements	—	(9,109)		—	(11,941)
Gross transfers into level 3	4,465	—		4,465	—
Gross transfers out of level 3	—	—		(5,481)	—
End of period level 3 fair value	$3,860	$1,279,195		$3,860	$1,279,195
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(104,129)	(2)	$—	$(552,303)	(2)
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets held at the end of the reporting period	$583	$—		$583	$—
____________________
(1)The change in unrealized gains or losses on MSR was recorded in loss on servicing asset on the condensed consolidated statements of comprehensive income (loss).
(2)The change in unrealized gains or losses on MSR that were held at the end of the reporting period was recorded in loss on servicing asset on the condensed consolidated statements of comprehensive income (loss).

The Company transferred certain AFS securities from Level 2 to Level 3 and from Level 3 to Level 2 based the observability of inputs during the six months ended June 30, 2020. No additional AFS securities transfers between Level 1, Level 2 or Level 3 were made during the six months ended June 30, 2020. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company also used multiple third-party pricing vendors in the fair value measurement of its Level 3 MSR. The tables below present information about the significant unobservable market data used by the third-party pricing vendors as inputs into models utilized to inform their best estimates of the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at June 30, 2020 and December 31, 2019:

June 30, 2020
Valuation Technique	Unobservable Input (1)	Range			Weighted Average (2)
Discounted cash flow	Constant prepayment speed	14.8	-	25.6%	21.2%
	Delinquency	1.5	-	2.5%	2.2%
	Discount rate	4.7	-	7.5%	5.1%
	Per loan annual cost to service	$64.82	-	$80.31	$68.50

December 31, 2019
Valuation Technique	Unobservable Input (1)	Range			Weighted Average (2)
Discounted cash flow	Constant prepayment speed	12.6	-	16.4%	14.8%
	Delinquency	0.7	-	1.0%	0.9%
	Discount rate	6.4	-	7.8%	7.2%
	Per loan annual cost to service	$63.38	-	$78.04	$66.62
___________________
(1)Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement. A change in the assumption used for discount rates may be accompanied by a directionally similar change in the assumption used for the probability of delinquency and a directionally opposite change in the assumption used for prepayment rates.
(2)Calculated by averaging the weighted average significant unobservable inputs used by the multiple third-party pricing vendors in the fair value measurement of MSR.

Fair Value of Financial Instruments
In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the condensed consolidated balance sheets, for which fair value can be estimated.
The following describes the Company’s methods for estimating the fair value for financial instruments.
•AFS securities, MSR, and derivative assets and liabilities are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the Fair Value Measurements section of this Note 10.
•Cash and cash equivalents and restricted cash have a carrying value which approximates fair value because of the short maturities of these instruments. The Company categorizes the fair value measurement of these assets as Level 1.
•Reverse repurchase agreements have a carrying value which approximates fair value due to their short-term nature. The Company categorizes the fair value measurement of these assets as Level 2.
•The carrying value of repurchase agreements, FHLB advances and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. The Company categorizes the fair value measurement of these liabilities as Level 2.
•Term notes payable are recorded at outstanding principal balance, net of any unamortized deferred debt issuance costs. In determining the fair value of term notes payable, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing vendors, broker quotes received and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses). The Company categorizes the fair value measurement of these liabilities as Level 2.
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to June 30, 2020. The Company categorizes the fair value measurement of these assets as Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities	$17,673,289	$17,673,289	$31,406,328	$31,406,328
Mortgage servicing rights	$1,279,195	$1,279,195	$1,909,444	$1,909,444
Cash and cash equivalents	$1,615,639	$1,615,639	$558,136	$558,136
Restricted cash	$434,644	$434,644	$1,058,690	$1,058,690
Derivative assets	$110,527	$110,527	$188,051	$188,051
Reverse repurchase agreements	$76,416	$76,416	$220,000	$220,000
Other assets	$13,292	$13,292	24,352	24,352
Liabilities
Repurchase agreements	$16,991,248	$16,991,248	$29,147,463	$29,147,463
Federal Home Loan Bank advances	$—	$—	$210,000	$210,000
Revolving credit facilities	$267,181	$267,181	$300,000	$300,000
Term notes payable	$395,048	$340,000	$394,502	$400,000
Convertible senior notes	$285,515	$282,245	$284,954	$299,147
Derivative liabilities	$1,298	$1,298	$6,740	$6,740

Note 11. Repurchase Agreements
As of June 30, 2020 and December 31, 2019, the Company had outstanding $17.0 billion and $29.1 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps and caps, the repurchase agreements had a weighted average borrowing rate of 0.65% and 2.14% and weighted average remaining maturities of 47 and 77 days as of June 30, 2020 and December 31, 2019, respectively.
At June 30, 2020 and December 31, 2019, the repurchase agreement balances were as follows:

(in thousands)	June 30, 2020	December 31, 2019
Short-term	$16,991,248	$29,147,463
Long-term	—	—
Total	$16,991,248	$29,147,463

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
At June 30, 2020 and December 31, 2019, the repurchase agreements had the following characteristics and remaining maturities:

	June 30, 2020
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$6,031,999	$—	$38,983	$—	$6,070,982
30 to 59 days	5,009,742	807	12,388	—	5,022,937
60 to 89 days	4,421,259	1,849	1,768	—	4,424,876
90 to 119 days	—	—	—	—	—
120 to 364 days	1,472,453	—	—	—	1,472,453
Total	$16,935,453	$2,656	$53,139	$—	$16,991,248
Weighted average borrowing rate	0.65%	2.48%	1.34%	—%	0.65%

	December 31, 2019
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$5,112,681	$193,235	$—	$—	$5,305,916
30 to 59 days	6,074,151	212,998	13,223	—	6,300,372
60 to 89 days	6,355,887	329,493	1,905	—	6,687,285
90 to 119 days	4,227,589	489,352	23,276	—	4,740,217
120 to 364 days	5,532,219	306,529	12,310	262,615	6,113,673
Total	$27,302,527	$1,531,607	$50,714	$262,615	$29,147,463
Weighted average borrowing rate	2.08%	2.90%	2.70%	3.51%	2.14%

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	June 30, 2020	December 31, 2019
Available-for-sale securities, at fair value	$17,300,640	$29,575,948
Mortgage servicing rights, at fair value	151,634	530,222
Restricted cash	364,028	919,010
Due from counterparties	21,364	102,365
Derivative assets, at fair value	72,103	68,874
Total	$17,909,769	$31,196,419

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
As of both June 30, 2020 and December 31, 2019, the net carrying value of assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest, with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders’ equity. The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 12. Federal Home Loan Bank of Des Moines Advances
The Company’s wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. However, the Company did not have any outstanding secured advances or credit capacity available as of June 30, 2020. As of December 31, 2019, TH Insurance had $210.0 million in outstanding secured advances with a weighted average borrowing rate of 2.00%.
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
At June 30, 2020 and December 31, 2019, FHLB advances had the following remaining maturities:

(in thousands)	June 30, 2020	December 31, 2019
≤ 1 year	$—	$160,000
> 1 and ≤ 3 years	—	—
> 3 and ≤ 5 years	—	—
> 5 and ≤ 10 years	—	—
> 10 years	—	50,000
Total	$—	$210,000

At December 31, 2019, the Company pledged AFS securities with a carrying value of $226.5 million as collateral for advances from the FHLB. The FHLB retains the right to mark the underlying collateral for FHLB advances to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral. In addition, as a condition to membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB. At June 30, 2020 and December 31, 2019, the Company had stock in the FHLB totaling $10.0 million and $12.5 million, respectively, which is included in other assets on the condensed consolidated balance sheets. FHLB stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLB. Accordingly, when evaluating FHLB stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2020 and December 31, 2019, the Company had not recognized an impairment charge related to its FHLB stock.

Note 13. Revolving Credit Facilities
To finance MSR, the Company has entered into revolving credit facilities collateralized by the value of the MSR pledged. As of June 30, 2020 and December 31, 2019, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $267.2 million and $300.0 million with a weighted average borrowing rate of 2.66% and 4.26% and weighted average remaining maturities of 0.71 and 1.20 years, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
At June 30, 2020 and December 31, 2019, borrowings under revolving credit facilities had the following remaining maturities:

(in thousands)	June 30, 2020	December 31, 2019
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	—	—
90 to 119 days	—	—
120 to 364 days	267,181	—
One year and over	—	300,000
Total	$267,181	$300,000

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of June 30, 2020 and December 31, 2019, MSR with a carrying value of $392.1 million and $449.5 million, respectively, was pledged as collateral for the Company’s future payment obligations under its revolving credit facilities. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.
Note 14. Term Notes Payable
The debt issued in connection with the Company’s on-balance sheet securitization is classified as term notes payable and carried at outstanding principal balance, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets. As of June 30, 2020 and December 31, 2019, the outstanding amount due on term notes payable was $395.0 million and $394.5 million, net of deferred debt issuance costs, with a weighted average interest rate of 2.98% and 4.59% and weighted average remaining maturities of 4.0 years and 4.5 years. At June 30, 2020 and December 31, 2019, the Company pledged MSR with a carrying value of $621.7 million and $575.1 million and weighted average underlying loan coupon of 4.10% and 4.25%, respectively, as collateral for term notes payable.

Note 15. Convertible Senior Notes
In January 2017, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022. The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. As of June 30, 2020 and December 31, 2019, the notes had a conversion rate of 63.2040 and 63.1793 shares of common stock per $1,000 principal amount of the notes, respectively. The outstanding amount due on the convertible senior notes as of June 30, 2020 and December 31, 2019 was $285.5 million and $285.0 million, respectively, net of deferred issuance costs.
The notes will mature in January 2022, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may repurchase the notes in open market or privately negotiated transactions at the same or differing price without giving prior notice to or obtaining any consent of the holders. The Company may also be required to repurchase the notes from holders under certain circumstances.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 16. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of June 30, 2020:
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
On April 13, 2020, the Company announced that it had elected to not renew the Management Agreement on the basis of unfair compensation payable to the manager pursuant to Section 13(a)(ii) of the Management Agreement. As a result, the Company had expected the Management Agreement to terminate on September 19, 2020, at which time the Company would have been required to pay a termination fee, calculated pursuant to the terms of the Management Agreement. In connection with the non-renewal of the Management Agreement, the Company recognized $145.1 million and $145.8 million in restructuring charges for the three and six months ended June 30, 2020, respectively. See Note 19 - Restructuring Charges for additional information.
Subsequent to quarter end, on July 15, 2020, the Company provided PRCM Advisers with a notice of termination of the Management Agreement for “cause” on the basis of certain material breaches of the Management Agreement by PRCM Advisers, its agents and/or its assignees that are incapable of being cured within the time period set forth therein and certain events of gross negligence on the part of PRCM Advisers in the performance of its duties under the Management Agreement. The notice of termination specifies that the Management Agreement will terminate on August 14, 2020. No termination fee will be payable to PRCM Advisers in connection with the termination pursuant to Section 15(a) of the Management Agreement.
Following the termination of the Management Agreement, the Company will become a self-managed company. The Company expects to continue to be managed by its current senior management team, along with the other personnel currently providing services to the Company.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Employment contracts. The Company does not directly employ any personnel and, therefore, does not have any employment contracts with its personnel or executive officers. Instead, the Company reimburses PRCM Advisers for all of its compensation expenses related to the personnel who provide services to the Company under the Management Agreement, other than the Chief Executive Officer and investment professionals whose cash compensation and benefits are the responsibility of PRCM Advisers. Under the Management contract, expense reimbursements to PRCM Advisers are required to be made in cash on a quarterly basis following the end of each quarter.
Legal and regulatory. From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Under ASC 450, Contingencies, or ASC 450, liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims.
As previously disclosed, on April 13, 2020, the Company announced that it had elected not to renew the management agreement with PRCM Advisers. On June 17, 2020, PRCM Advisers filed a complaint, or the State Complaint, against the Company in the Supreme Court of the State of New York in which PRCM Advisers alleges, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, and unfair competition and business practices in connection with the Company’s non-renewal of the management agreement. The State Complaint seeks, among other things, damages in an amount to be proven at trial, an order enjoining the Company from hiring certain employees of Pine River, an order enjoining the Company from making any use of Pine River’s intellectual property, and fees and costs incurred by PRCM Advisers in pursing the action. PRCM Advisers has subsequently filed a notice of voluntary discontinuance without prejudice with respect to the State Complaint.
On July 21, 2020, PRCM Advisers filed a separate complaint, or the Federal Complaint, against the Company in the United States District Court for the Southern District of New York. The Federal Complaint alleges, among other things, the misappropriation of trade secrets in violation of both the Defend Trade Secrets Act and New York common law, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and business practices, unjust enrichment, and conversion. The Federal Complaint seeks, among other things, an order enjoining the Company from hiring certain employees of Pine River, an order enjoining the Company from making any use of or disclosing Pine River’s trade secret, proprietary or confidential information, damages in an amount to be determined at a hearing and/or trial, disgorgement of the Company’s wrongfully obtained profits, and fees and costs incurred by PRCM Advisers in pursuing the action. The Company’s board of directors believes the State Complaint and the Federal Complaint are without merit and that the Company has fully complied with the terms of the management agreement.
As of June 30, 2020, the Company’s condensed consolidated financial statements do not recognize a contingency liability under ASC 450 because management does not believe that a loss or expense related to the State Complaint or the Federal Complaint is probable or reasonably estimable. The specific factors that limit the Company’s ability to reasonably estimate a loss or expense related to the State Complaint or the Federal Complaint include that the cases are in their early stages and neither the State Complaint nor the Federal Complaint specify an amount of damages. If and when management believes payments associated with the State Complaint or the Federal Complaint are a probable future event that may result in a loss or expense to the Company and the loss or expense is reasonably estimable, the Company may recognize in its condensed consolidated financial statements a contingency liability and resulting loss in such period.
Based on information currently available, management is not aware of any other legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and therefore no accrual is required as of June 30, 2020.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 17. Stockholders’ Equity
Redeemable Preferred Stock
The following is a summary of the Company’s series of cumulative redeemable preferred stock issued and outstanding as of June 30, 2020. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each series of preferred stock will rank on parity with one another and rank senior to the Company's common stock with respect to the payment of the dividends and the distribution of assets.

As of June 30, 2020
(dollars in thousands)
Class of Stock	Issuance Date	Shares Issued and Outstanding	Carrying Value	Contractual Rate	Redemption Date (1)	Fixed to Floating Rate Conversion Date (2)	Floating Annual Rate (3)
Fixed-to-Floating Rate
Series A	March 14, 2017	5,750,000	$138,872	8.125%	April 27, 2027	April 27, 2027	3M LIBOR + 5.660%
Series B	July 19, 2017	11,500,000	278,094	7.625%	July 27, 2027	July 27, 2027	3M LIBOR + 5.352%
Series C	November 27, 2017	11,800,000	285,585	7.250%	January 27, 2025	January 27, 2025	3M LIBOR + 5.011%
Fixed Rate
Series D	July 31, 2018	3,000,000	74,964	7.750%	July 31, 2018	N/A	N/A
Series E	July 31, 2018	8,000,000	199,986	7.500%	July 31, 2018	N/A	N/A
Total		40,050,000	$977,501
____________________
(1)Subject to the Company’s right under limited circumstances to redeem the preferred stock earlier than the redemption date disclosed in order to preserve its qualification as a REIT or following a change in control of the Company.
(2)For the fixed-to-floating rate redeemable preferred stock, the dividend rate will remain at an annual fixed rate of the $25.00 per share liquidation preference from the issuance date up to but not including the transition date disclosed within. Effective the conversion date and onward, dividends will accumulate on a floating rate basis according to the terms disclosed within (3) below.
(3)On and after the fixed to floating rate conversion date, the dividend will accumulate and be payable quarterly at a percentage of the $25.00 per share liquidation preference equal to an annual floating rate of three-month LIBOR plus the spread indicated within each preferred class.

For each series of preferred stock, the Company may redeem the stock on or after the redemption date in whole or in part, at any time or from time to time. The Company may also purchase shares of preferred stock from time to time in the open market by tender or in privately negotiated transactions. Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. Through June 30, 2020, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
Distributions to Preferred Stockholders
On March 24, 2020, as a result of the volatile market conditions related to the COVID-19 pandemic, the Company announced that it had suspended its first quarter 2020 preferred stock dividends in order to preserve liquidity and long-term stockholder value. Subsequently, on April 6, 2020, the Company’s board of directors declared its first quarter 2020 preferred stock dividends, as detailed below. Pursuant to their terms, all unpaid dividends on the Company’s preferred stock accrue without interest.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents cash dividends declared by the Company on its preferred stock from December 31, 2018 through June 30, 2020:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Preferred Share
Series A Preferred Stock:
June 18, 2020	July 10, 2020	July 27, 2020	$0.507810
April 6, 2020	April 16, 2020	April 29, 2020	$0.507810
December 17, 2019	January 10, 2020	January 27, 2020	$0.507810
September 19, 2019	October 11, 2019	October 28, 2019	$0.507810
June 19, 2019	July 12, 2019	July 29, 2019	$0.507810
March 19, 2019	April 12, 2019	April 29, 2019	$0.507810
Series B Preferred Stock:
June 18, 2020	July 10, 2020	July 27, 2020	$0.476560
April 6, 2020	April 16, 2020	April 29, 2020	$0.476560
December 17, 2019	January 10, 2020	January 27, 2020	$0.476560
September 19, 2019	October 11, 2019	October 28, 2019	$0.476560
June 19, 2019	July 12, 2019	July 29, 2019	$0.476560
March 19, 2019	April 12, 2019	April 29, 2019	$0.476560
Series C Preferred Stock:
June 18, 2020	July 10, 2020	July 27, 2020	$0.453130
April 6, 2020	April 16, 2020	April 29, 2020	$0.453130
December 17, 2019	January 10, 2020	January 27, 2020	$0.453130
September 19, 2019	October 11, 2019	October 28, 2019	$0.453130
June 19, 2019	July 12, 2019	July 29, 2019	$0.453130
March 19, 2019	April 12, 2019	April 29, 2019	$0.453130
Series D Preferred Stock:
June 18, 2020	July 1, 2020	July 15, 2020	$0.484375
April 6, 2020	April 16, 2020	April 29, 2020	$0.484375
December 17, 2019	January 1, 2020	January 15, 2020	$0.484375
September 19, 2019	October 1, 2019	October 15, 2019	$0.484375
June 19, 2019	July 1, 2019	July 15, 2019	$0.484375
March 19, 2019	April 1, 2019	April 15, 2019	$0.484375
Series E Preferred Stock:
June 18, 2020	July 1, 2020	July 15, 2020	$0.468750
April 6, 2020	April 16, 2020	April 29, 2020	$0.468750
December 17, 2019	January 1, 2020	January 15, 2020	$0.468750
September 19, 2019	October 1, 2019	October 15, 2019	$0.468750
June 19, 2019	July 1, 2019	July 15, 2019	$0.468750
March 19, 2019	April 1, 2019	April 15, 2019	$0.468750

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
As of June 30, 2020, the Company had 273,700,059 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the three and six months ended June 30, 2020 and 2019:

Number of common shares
Common shares outstanding, December 31, 2018	248,085,721
Issuance of common stock	24,390,456
Issuance of restricted stock (1)	423,461
Common shares outstanding, June 30, 2019	272,899,638

Common shares outstanding, December 31, 2019	272,935,731
Issuance of common stock	36,761
Issuance of restricted stock (1)	832,867
Repurchase of common stock	(105,300)
Common shares outstanding, June 30, 2020	273,700,059
____________________
(1)Represents shares of restricted stock granted under the Second Restated 2009 Equity Incentive Plan, net of forfeitures, of which 1,344,292 restricted shares remained subject to vesting requirements at June 30, 2020.

Distributions to Common Stockholders
On March 24, 2020, as a result of the volatile market conditions related to the COVID-19 pandemic, the Company announced that it had suspended its first quarter 2020 common stock dividend in order to preserve liquidity and long-term stockholder value. Subsequently, on April 6, 2020, the Company’s board of directors declared an interim common stock dividend of $0.05 per share, as detailed below. The following table presents cash dividends declared by the Company on its common stock from December 31, 2018 through June 30, 2020:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share
June 18, 2020	June 30, 2020	July 29, 2020	$0.140000
April 6, 2020	April 16, 2020	April 29, 2020	$0.050000
December 17, 2019	December 31, 2019	January 24, 2020	$0.400000
September 19, 2019	September 30, 2019	October 28, 2019	$0.400000
June 19, 2019	July 1, 2019	July 29, 2019	$0.400000
March 19, 2019	March 29, 2019	April 29, 2019	$0.470000

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 3,750,000 shares of the Company’s common stock. As of June 30, 2020, 306,749 shares have been issued under the plan for total proceeds of approximately $5.2 million, of which 20,263 and 36,761 shares were issued for total proceeds of $0.1 million and $0.2 million during the three and six months ended June 30, 2020, respectively. During the three and six months ended June 30, 2019, 12,926 and 25,156 shares were issued for total proceeds of $0.2 million and $0.3 million, respectively.
Share Repurchase Program
The Company’s share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of June 30, 2020, a total of 12,174,300 shares had been repurchased by the Company under the program at an aggregate cost of $201.5 million; of these, 105,300 shares were repurchased at a total cost of $1.1 million during the six months ended June 30, 2020. No shares were repurchased during the three months ended June 30, 2020 or the three and six months ended June 30, 2019.
At-the-Market Offerings
The Company is party to an equity distribution agreement under which the Company is authorized to sell up to an aggregate of 35,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of June 30, 2020, 7,490,235 shares of common stock had been sold under the Company’s at the market offering program for total accumulated net proceeds of approximately $128.6 million, of which 3,665,300 shares were sold for net proceeds of $50.6 million during the six months ended June 30, 2019. No shares were sold during the three and six months ended June 30, 2020 or the three months ended June 30, 2019.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income at June 30, 2020 and December 31, 2019 was as follows:

(in thousands)	June 30, 2020	December 31, 2019
Available-for-sale securities
Unrealized gains	$688,736	$730,043
Unrealized losses	(4,612)	(40,643)
Accumulated other comprehensive income	$684,124	$689,400

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Reclassifications out of Accumulated Other Comprehensive Income
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive income to net loss upon the recognition of any other-than-temporary impairments, realized gains and losses on sales and provision for credit losses, net of income tax effects, as individual securities are impaired, sold or their allowance for credit losses is increased or decreased. The following table summarizes reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2020 and 2019:

	Affected Line Item in the Statements of Comprehensive (Loss) Income	Amount Reclassified out of Accumulated Other Comprehensive Income
		Three Months Ended		Six Months Ended
(in thousands)		June 30,		June 30,
		2020	2019	2020	2019
Other-than-temporary impairments on AFS securities	Total other-than-temporary impairment losses	$—	$4,848	$—	$5,054
Realized (gains) losses on sales of certain AFS securities, net of tax	Gain (loss) on investment securities	(38,305)	9,064	(471,301)	37,170
Provision for credit losses on AFS securities	Gain (loss) on investment securities	1,193	—	42,583	—
Total		$(37,112)	$13,912	$(428,718)	$42,224

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
During the six months ended June 30, 2020 and 2019, the Company granted 168,942 and 60,108 shares of common stock, respectively, to its independent directors pursuant to the Plan. The estimated fair value of these awards was $4.75 and $13.35 per share on grant date, based on the adjusted closing price of the Company’s common stock on the NYSE on such date. The shares underlying the grants are subject to a one-year vesting period.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Additionally, during the six months ended June 30, 2020 and 2019, the Company granted 686,770 and 455,174 shares of restricted common stock, respectively, to the Company’s executive officers and key employees of PRCM Advisers who provide services to the Company, pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $15.23 and $14.40 per share on grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.
The following table summarizes the activity related to restricted common stock for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020		2019
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	1,062,901	$15.26	1,593,701	$15.81
Granted	855,712	13.16	515,282	14.28
Vested	(551,476)	(15.37)	(803,523)	(15.59)
Forfeited	(22,845)	(14.26)	(91,821)	(15.61)
Outstanding at End of Period	1,344,292	$13.90	1,213,639	$15.32

For the three and six months ended June 30, 2020, the Company recognized compensation related to restricted common stock granted pursuant to the Plan of $2.3 million and $4.6 million, respectively. For the three and six months ended June 30, 2019, the Company recognized compensation related to restricted common stock granted pursuant to the Plan of $2.5 million and $4.4 million, respectively.

Note 19. Restructuring Charges
On April 13, 2020, the Company announced that it had elected to not renew the Management Agreement with PRCM Advisers on the basis of unfair compensation payable to the manager pursuant to Section 13(a)(ii) of the Management Agreement. As a result, the Company had expected the Management Agreement to terminate on September 19, 2020, at which time the Company would have been required to pay a termination fee calculated pursuant to the terms of the Management Agreement (originally estimated to be $144 million, and subsequently calculated to be $139.8 million based on actual results as of June 30, 2020). See further discussion of the termination fee calculation in Note 16 - Commitments and Contingencies. In connection with the non-renewal of the Management Agreement, the Company incurred the following costs, included within restructuring charges on the Company’s condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2020:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands)	2020	2020
Accrued restructuring costs at beginning of period	$719	$—
Costs incurred and charged to expense	145,069	145,788
Costs paid	(3,471)	(3,471)
Non-cash adjustments	—	—
Accrued restructuring costs at end of period	$142,317	$142,317

The contract termination costs shown above include the accrued termination fee as well as other estimated costs incurred for legal and advisory services provided to facilitate the termination of the Management Agreement. Accrued restructuring costs are included in other liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2020.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Subsequent to quarter end, on July 15, 2020, the Company provided PRCM Advisers with a notice of termination of the Management Agreement for “cause” on the basis of certain material breaches of the Management Agreement by PRCM Advisers, its agents and/or its assignees that are incapable of being cured within the time period set forth therein and certain events of gross negligence on the part of PRCM Advisers in the performance of its duties under the Management Agreement. The notice of termination specifies that the Management Agreement will terminate on August 14, 2020. No termination fee will be payable to PRCM Advisers in connection with the termination pursuant to Section 15(a) of the Management Agreement.

Note 20. Income Taxes
For the three and six months ended June 30, 2020 and 2019, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
During the three and six months ended June 30, 2020, the Company’s TRSs recognized a benefit from income taxes of $18.2 million and $31.3 million, respectively. The benefit recognized for the three months ended June 30, 2020 was primarily due to losses recognized on MSR. The benefit recognized for the six months ended June 30, 2020 was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in the Company’s TRSs. During the three and six months ended June 30, 2019, the Company’s TRSs recognized a provision for income taxes of $2.4 million and a benefit from income taxes of $7.6 million, respectively. The provision recognized for the three months ended June 30, 2019, was primarily due to net gains recognized on derivative instruments, offset by losses recognized on MSR held in the Company’s TRSs. The benefit recognized for the six months ended June 30, 2019 was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in the Company’s TRSs.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 21. Earnings Per Share
The following table presents a reconciliation of the loss and shares used in calculating basic and diluted loss per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2020	2019	2020	2019
Numerator:
Net loss	$(173,564)	$(90,557)	$(2,043,220)	$(116,492)
Dividends on preferred stock	18,951	18,950	37,901	37,900
Net loss attributable to common stockholders - basic	(192,515)	(109,507)	(2,081,121)	(154,392)
Interest expense attributable to convertible notes (1)	—	—	—	—
Net loss attributable to common stockholders - diluted	$(192,515)	$(109,507)	$(2,081,121)	$(154,392)
Denominator:
Weighted average common shares outstanding	272,320,637	271,649,923	272,265,690	261,405,737
Weighted average restricted stock shares	1,283,442	1,213,230	1,232,657	1,261,423
Basic weighted average shares outstanding	273,604,079	272,863,153	273,498,347	262,667,160
Effect of dilutive shares issued in an assumed conversion	—	—	—	—
Diluted weighted average shares outstanding	273,604,079	272,863,153	273,498,347	262,667,160
Loss Per Share
Basic	$(0.70)	$(0.40)	$(7.61)	$(0.59)
Diluted	$(0.70)	$(0.40)	$(7.61)	$(0.59)
___________________
(1)If applicable, includes a nondiscretionary adjustment for the assumed change in the management fee calculation.

For the three and six months ended June 30, 2020, excluded from the calculation of diluted earnings per share is the effect of adding back $4.8 million and $9.5 million of interest expense, net of a nondiscretionary adjustment for the assumed change in the management fee calculation, and 18,171,150 and 18,171,150 weighted average common share equivalents, respectively, related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.
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
In accordance with the Management Agreement between the Company and PRCM Advisers dated as of October 28, 2009 and subsequently amended, the Company incurred $11.4 million and $26.0 million as a management fee to PRCM Advisers for the three and six months ended June 30, 2020, respectively, and $13.6 million and $25.7 million as a management fee to PRCM Advisers for the three and six months ended June 30, 2019, respectively, which represents approximately 1.5% of stockholders’ equity on an annualized basis as defined by the Management Agreement. For purposes of calculating the management fee, stockholders’ equity is adjusted as discussed below, and to exclude any common stock repurchases, as well as any unrealized gains, losses or other items that do not affect realized net loss, among other adjustments, in accordance with the Management Agreement. In connection with the acquisition of CYS on July 31, 2018, the Management Agreement was amended to reduce PRCM Advisers’ base management fee with respect to the additional equity under management resulting from the merger to 0.75% from the effective time through the first anniversary of the effective time. Effective July 31, 2019, the management fee reduction on the equity acquired in the CYS transaction expired.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
In addition, the Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company. These direct and allocated costs totaled approximately $4.3 million and $16.1 million for the three and six months ended June 30, 2020, respectively, and $5.1 million and $18.3 million for the three and six months ended June 30, 2019, respectively. The Company will continue to have certain costs allocated to it by PRCM Advisers for compensation, data services, technology and certain office lease payments, however, the Company has direct relationships with most of its third party vendors and pays those expenses directly.
The Company recognized $2.3 million and $4.6 million of compensation during the three and six months ended June 30, 2020, respectively, and $2.5 million and $4.4 million of compensation during the three and six months ended June 30, 2019, respectively, related to restricted common stock issued to employees of PRCM Advisers and the Company’s independent directors pursuant to the Plan. See Note 18 - Equity Incentive Plan for additional information.
On April 13, 2020, the Company announced that it had elected to not renew the Management Agreement with PRCM Advisers on the basis of unfair compensation payable to the manager pursuant to Section 13(a)(ii) of the Management Agreement. As a result, the Company had expected the Management Agreement to terminate on September 19, 2020, at which time the Company would have been required to pay a termination fee calculated pursuant to the terms of the Management Agreement.
Subsequent to quarter-end, on July 15, 2020, the Company provided PRCM Advisers with a notice of termination of the Management Agreement for “cause” on the basis of certain material breaches of the Management Agreement by PRCM Advisers, its agents and/or its assignees that are incapable of being cured within the time period set forth therein and certain events of gross negligence on the part of PRCM Advisers in the performance of its duties under the Management Agreement. The notice of termination specifies that the Management Agreement will terminate on August 14, 2020 and no termination fee will be payable to PRCM Advisers in connection with the termination pursuant to Section 15(a) of the Management Agreement.
Following the termination of the Management Agreement, the Company will become a self-managed company. The Company expects to continue to be managed by its current senior management team, along with the other personnel currently providing services to the Company.

Note 23. Subsequent Events
On July 15, 2020, the Company provided PRCM Advisers with a notice of termination of the Management Agreement for “cause” on the basis of certain material breaches of the Management Agreement by PRCM Advisers, its agents and/or its assignees that are incapable of being cured within the time period set forth therein and certain events of gross negligence on the part of PRCM Advisers in the performance of its duties under the Management Agreement. The notice of termination specifies that the Management Agreement will terminate on August 14, 2020. No termination fee will be payable to PRCM Advisers in connection with the termination pursuant to Section 15(a) of the Management Agreement.
On July 21, 2020, the PRCM Advisers filed a complaint, or the Federal Complaint, against the Company in the United States District Court for the Southern District of New York. The Federal Complaint alleges, among other things, the misappropriation of trade secrets in violation of both the Defend Trade Secrets Act and New York common law, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and business practices, unjust enrichment, and conversion. The Federal Complaint seeks, among other things, an order enjoining the Company from hiring certain employees of Pine River, an order enjoining the Company from making any use of or disclosing Pine River’s trade secret, proprietary or confidential information, damages in an amount to be determined at a hearing and/or trial, disgorgement of the Company’s wrongfully obtained profits, and fees and costs incurred by PRCM Advisers in pursuing the action. The Company’s board of directors believes the Federal Complaint to be without merit and that the Company has fully complied with the terms of the management agreement.
Following the termination of the Management Agreement, the Company will become a self-managed company. The Company expects to continue to be managed by its current senior management team, along with the other personnel currently providing services to the Company.
Events subsequent to June 30, 2020 were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2019.

General
We are a Maryland corporation focused on investing in and managing Agency residential mortgage-backed securities, or Agency RMBS, mortgage servicing rights, or MSR, and other financial assets, which we collectively refer to as our target assets. We operate as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code. We are externally managed by PRCM Advisers LLC, or PRCM Advisers, which is a wholly owned subsidiary of Pine River Capital Management L.P., or Pine River.
Our objective is to provide attractive risk-adjusted total return to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. We acquire and manage an investment portfolio of our target assets, which include the following:
•Agency RMBS (which includes inverse interest-only Agency securities classified as “Agency Derivatives” for purposes of U.S. generally accepted accounting principles, or U.S. GAAP), meaning RMBS whose principal and interest payments are guaranteed by the Government National Mortgage Association (or Ginnie Mae), the Federal National Mortgage Association (or Fannie Mae), or the Federal Home Loan Mortgage Corporation (or Freddie Mac), or collectively, the government sponsored entities, or GSEs;
•MSR; and
•Other financial assets comprising approximately 5% to 10% of the portfolio.
We have historically viewed our target assets in two strategies that are based on our core competencies of understanding and managing prepayment and credit risk. Our rates strategy includes assets that are primarily sensitive to changes in interest rates and prepayment speeds, specifically Agency RMBS and MSR. Our credit strategy included assets that were primarily sensitive to changes in inherent credit risk, including non-Agency securities. Other assets include financial and mortgage-related assets other than the target assets in our rates and credit strategies, including certain non-hedging transactions that may produce non-qualifying income for purposes of the REIT gross income tests. In the first quarter of 2020, we experienced unprecedented market conditions as a result of the global COVID-19 pandemic, including unusually significant spread widening in both Agency RMBS and non-Agency securities. In response, we focused our efforts on raising excess liquidity and de-risking our portfolio. On March 25, 2020, we sold substantially all of our non-Agency securities in order to eliminate the risks posed by continued margin calls and ongoing funding concerns associated with the significant spread widening on these assets. We also sold approximately one-third of our Agency RMBS during the first quarter in order to reduce risk and raise cash to establish a strong defensive liquidity position to weather potential ongoing economic and market instability.
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
In making our capital allocation decisions, we take into consideration a number of factors, including the opportunities available in the marketplace, the cost and availability of financing, and the cost of hedging interest rate, prepayment, credit and other portfolio risks. At June 30, 2020, our capital allocation was 100% to our rates strategy and 0% to our credit strategy. We have expertise in mortgage credit, and may choose to invest again in those assets should the opportunity arise; however, in the near term we expect our capital to be fully allocated to the rates strategy. Overall, our intention is to allocate capital to the most attractive investment opportunities in our target asset classes. The following table provides our capital allocation in each of our investment strategies as of June 30, 2020 and the four immediately preceding quarter-ends:

	Capital Allocations(1) as of
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Rates strategy	100%	100%	78%	79%	76%
Credit strategy	—%	—%	22%	21%	24%
____________________
(1)Capital allocation percentages reflect management’s assessment regarding the extent to which each asset class contributes to total portfolio risk. Does not represent funding allocation or balance sheet financing of such assets.

For the three months ended June 30, 2020, our net yield realized on the portfolio was lower than the prior quarter and recent periods. Our portfolio yield was lower due to the sale of substantially all of our non-Agency securities and sales of higher coupon and prepays on Agency RMBS. Cost of financing was higher due to increased costs on our historical payer swap position as a result of decreases in LIBOR, offset by lower average balances and decreases in LIBOR on our financings. The following table provides the average annualized yield on our assets, including Agency RMBS, non-Agency securities and MSR for the three months ended June 30, 2020, and the four immediately preceding quarters:

	Three Months Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Average annualized portfolio yield (1)	2.84%	3.52%	3.54%	3.67%	3.93%
Cost of financing (2)	2.61%	2.39%	2.35%	2.51%	2.55%
Net portfolio yield	0.23%	1.13%	1.19%	1.16%	1.38%
____________________
(1)Average annualized yield includes interest income on Agency RMBS and non-Agency securities and servicing income, net of amortization and servicing expenses on MSR and incorporates future prepayment, credit loss and other assumptions, all of which are estimates and subject to change.
(2)Cost of financing includes swap and cap interest rate spread and amortization of upfront payments made or received upon entering.

We seek to deploy moderate leverage as part of our investment strategy. We generally finance our Agency RMBS securities through short- and long-term borrowings structured as repurchase agreements. We also finance our MSR through revolving credit facilities, term notes payable and convertible senior notes.
Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while MSR, with less liquidity and/or more exposure to prepayment, utilize lower levels of leverage. As a result, our debt-to-equity ratio is determined by our portfolio mix as well as many additional factors, including the liquidity of our portfolio, the availability and price of our financing, the diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. Over the past several quarters, we have generally maintained a debt-to-equity ratio range of 5.0 to 7.0 times to finance our securities portfolio and MSR, on a fully deployed capital basis. Our debt-to-equity ratio is directly correlated to the composition of our portfolio; specifically, the higher percentage of Agency RMBS we hold, the higher our debt-to-equity ratio is. Following the sale of substantially all of our non-Agency securities in the first quarter, we expect debt-to-equity to increase over time. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from offerings we conduct. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Repurchase Agreements” for further discussion.
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
On April 13, 2020, we announced that we had elected to not renew the Management Agreement by and among us, Two Harbors Operating Company LLC, and PRCM Advisers on the basis of unfair compensation payable to the manager. Notice of non-renewal was provided pursuant to Section 13(a)(ii) of the Management Agreement. As a result, we had expected the Management Agreement to terminate on September 19, 2020, at which time we would have been required to pay a termination fee calculated pursuant to the terms of the Management Agreement.

Subsequent to quarter-end, on July 15, 2020, we provided PRCM Advisers with a notice of termination of the Management Agreement for “cause” on the basis of certain material breaches of the Management Agreement by PRCM Advisers, its agents and/or its assignees that are incapable of being cured within the time period set forth therein and certain events of gross negligence on the part of PRCM Advisers in the performance of its duties under the Management Agreement. The notice of termination specifies that the Management Agreement will terminate on August 14, 2020. No termination fee will be payable to PRCM Advisers in connection with the termination pursuant to Section 15(a) of the Management Agreement.
Following the termination of the Management Agreement, we will become a self-managed company. We expect to continue to be managed by our current senior management team, along with the other personnel currently providing services to us.

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
Important factors, among others, that may affect our actual results include:
•changes in interest rates and the market value of our target assets;
•changes in prepayment rates of mortgages underlying our target assets;
•the occurrence, extent and timing of credit losses within our portfolio;
•our exposure to adjustable-rate and negative amortization mortgage loans underlying our target assets;
•the state of the credit markets and other general economic conditions, particularly as they affect the price of earning assets, the credit status of borrowers and home prices;
•the ongoing impact of the COVID-19 pandemic, and the actions taken by federal and state governmental authorities and GSEs in response, on the U.S. economy, financial markets and our target assets;
•the concentration of the credit risks to which we are exposed;
•legislative and regulatory actions affecting our business;
•the availability and cost of our target assets;
•the availability and cost of financing for our target assets, including repurchase agreement financing, revolving credit facilities, term notes and convertible notes;
•increases in payment delinquencies and defaults on the mortgages comprising and underlying our target assets;
•changes in liquidity in the market for real estate securities, the re-pricing of credit risk in the capital markets, inaccurate ratings of securities by rating agencies, rating agency downgrades of securities, and increases in the supply of real estate securities available-for-sale;
•changes in the values of securities we own and the impact of adjustments reflecting those changes on our condensed consolidated statements of comprehensive income (loss) and balance sheets, including our stockholders’ equity;
•our ability to generate cash flow from our target assets;
•our ability to effectively execute and realize the benefits of strategic transactions and initiatives we have pursued or may in the future pursue;
•our decision to terminate our management agreement with PRCM Advisers and our ability to successfully transition to a self-managed company;
•changes in the competitive landscape within our industry, including changes that may affect our ability to attract and retain personnel;

•our exposure to legal and regulatory claims, penalties or enforcement activities, including those related to the termination of our management agreement with PRCM Advisers and arising from our ownership and management of MSR and prior securitization transactions;
•our exposure to counterparties involved in our MSR business and prior securitization transactions and our ability to enforce representations and warranties made by them;
•our ability to acquire MSR and successfully operate our seller-servicer subsidiary and oversee the activities of our subservicers;
•our ability to manage various operational and regulatory risks associated with our business;
•interruptions in or impairments to our communications and information technology systems;
•our ability to maintain appropriate internal controls over financial reporting;
•our ability to establish, adjust and maintain appropriate hedges for the risks in our portfolio;
•our ability to maintain our REIT qualification for U.S. federal income tax purposes; and
•limitations imposed on our business due to our REIT status and our status as exempt from registration under the 1940 Act.
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

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our condensed consolidated balance sheets and statements of comprehensive income (loss) are significantly affected by fluctuations in market prices. At June 30, 2020, approximately 88.7% of our total assets, or $19.1 billion, consisted of financial instruments recorded at fair value. See Note 10 - Fair Value to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices.
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

We have numerous internal controls in place to help ensure the appropriateness of fair value measurements. Significant fair value measures are subject to detailed analytics and management review and approval. Our entire investment portfolio reported at fair value is priced by third-party brokers and/or by independent pricing vendors. We generally receive three or more broker and vendor quotes on pass-through principal and interest (P&I) Agency RMBS, and generally receive multiple broker or vendor quotes on all other securities, including interest-only Agency RMBS and inverse interest-only Agency RMBS. We also receive three vendor quotes for the MSR in our investment portfolio. For Agency RMBS, the third-party pricing vendors and brokers use pricing models that commonly incorporate such factors as coupons, primary and secondary mortgage rates, rate reset periods, issuer, prepayment speeds, credit enhancements and expected life of the security. For MSR, vendors use pricing models that generally incorporate observable inputs such as principal balance, note rate, geographical location, loan-to-value (LTV) ratios, FICO, appraised value and other loan characteristics, along with observed market yields and trading levels. Pricing vendors will customarily incorporate loan servicing cost, servicing fee, ancillary income, and earnings rate on escrow as observable inputs. Unobservable or model-driven inputs include forecast cumulative defaults, default curve, forecast loss severity and forecast voluntary prepayment.
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
We utilize “bid side” pricing for our Agency RMBS and, as a result, certain assets, especially the most recent purchases, may realize a markdown due to the “bid-offer” spread. To the extent that this occurs, any economic effect of this would be reflected in accumulated other comprehensive income.
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. The Company classified 6.0% of its total assets as Level 3 fair value assets at June 30, 2020.

Market Conditions and Outlook
The second quarter of 2020 was a period of stabilization and asset price recovery following a tumultuous first quarter. The U.S. Federal Reserve, or Fed, held overnight rates steady during the quarter after moving to the zero bound earlier in the year. During the period, the overnight rate cleared at less than 10 basis points and various term overnight indexed swap markets moved below zero. Further, the Fed has given guidance it expects rates to remain low for a prolonged period. After announcing QE4 in March, the Fed has purchased over $800 billion MBS and $1.7 billion U.S. Treasuries, increasing its overall balance sheet to approximately $7 trillion. Interest rates across the yield curve remain low. All U.S. treasuries yield less than 150 basis points, with all maturities out 5 years yielding less than 50 basis points. Realized and implied volatility decreased significantly from first quarter levels. Primary and secondary mortgage spreads remains wide, but decreased somewhat during the quarter, and constant prepayment rates generally exceeded expectations.
The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was passed in March to address the economic fallout of the COVID-19 pandemic. One provision of the Act provides up to 360 days of forbearance relief from mortgage loan payments for borrowers with federally backed (e.g. Fannie Mae or Freddie Mac) mortgages who experience financial hardship related to the pandemic. Much uncertainty has arisen around the ultimate effect on delinquencies, defaults, prepayment speeds, low interest rates and home price appreciation. These provisions of the CARES Act also impact MSR owners, like us, that are required for certain of the MSR assets to advance principal, interest, taxes and insurance payments during the time when borrowers are in forbearance or while foreclosure moratorium is in effect. After increasing quickly during the first month of the quarter, the number of loans in forbearance in our servicing portfolio has subsequently decreased.
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

The following table provides the carrying value of our investment portfolio by product type:

(dollars in thousands)	June 30, 2020		December 31, 2019
Agency
Fixed Rate	$17,637,205	92.7%	$27,763,471	83.2%
Hybrid ARM	12,904	0.1%	14,584	—%
Total Agency	17,650,109	92.8%	27,778,055	83.2%
Agency Derivatives	72,161	0.4%	68,925	0.2%
Non-Agency	23,180	0.1%	3,628,273	10.8%
Mortgage servicing rights	1,279,195	6.7%	1,909,444	5.7%
Total	$19,024,645		$33,384,697

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
The following table provides the three-month average constant prepayment rate, or CPR, experienced by Agency RMBS and MSR owned by us as of June 30, 2020, and the four immediately preceding quarter-ends:

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Agency RMBS	19.9%	12.3%	14.3%	13.4%	10.1%
Mortgage servicing rights	35.6%	19.9%	20.8%	20.5%	13.7%

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

The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	June 30, 2020
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
≤ 2.5%	$1,980,100	$2,092,365	1.3%	91.1%	2.5%	$2,078,692	$—	2
3.0%	2,585,055	2,769,236	7.8%	100.0%	3.0%	2,667,100	—	8
3.5%	3,832,492	4,164,369	15.9%	100.0%	3.5%	4,016,813	—	11
4.0%	4,162,409	4,559,397	29.7%	100.0%	4.0%	4,336,323	—	31
4.5%	2,796,757	3,107,048	30.2%	100.0%	4.5%	2,949,495	—	29
≥ 5.0%	634,323	712,488	27.5%	98.6%	5.2%	672,951	—	56
	15,991,136	17,404,903	20.0%	98.9%	3.7%	16,721,374	—	20
Other P&I	109,819	126,989	11.6%	—%	6.4%	122,368	—	219
Interest-only	2,344,129	118,217	12.7%	—%	2.3%	148,131	(30,634)	112
Agency Derivatives	361,933	72,161	15.1%	—%	6.2%	51,313	—	189
Total Agency RMBS	$18,807,017	$17,722,270		97.1%		$17,043,186	$(30,634)

	December 31, 2019
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
≤ 2.5%	$—	$—	—%	—%	—%	$—	—
3.0%	6,034,075	6,168,095	3.3%	98.3%	3.8%	6,169,224	3
3.5%	6,174,872	6,451,660	7.0%	100.0%	4.3%	6,386,051	7
4.0%	8,455,585	8,993,011	19.4%	100.0%	4.6%	8,808,458	25
4.5%	4,714,844	5,082,166	25.2%	100.0%	5.0%	4,942,234	20
≥ 5.0%	741,000	813,503	23.5%	100.0%	5.8%	786,727	48
	26,120,376	27,508,435	14.4%	99.6%	4.5%	27,092,694	16
Other P&I	119,168	133,436	7.3%	0.3%	6.7%	133,174	210
Interest-only	2,601,693	136,184	10.9%	—%	4.4%	169,811	104
Agency Derivatives	397,137	68,925	12.3%	—%	6.7%	56,959	184
Total Agency RMBS	$29,238,374	$27,846,980		98.4%		$27,452,638

Counterparty exposure and leverage ratio
We monitor counterparty exposure in our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations and we attempt to manage our cash balances across these organizations to reduce our exposure to any single counterparty.
As of June 30, 2020, we had entered into repurchase agreements with 46 counterparties, 20 of which had outstanding balances at June 30, 2020. In addition, we held short-term borrowings under revolving credit facilities, long-term term notes payable and long-term unsecured convertible senior notes. As of June 30, 2020, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 6.3:1.0.

As of June 30, 2020, we held $1.6 billion in cash and cash equivalents, approximately $353.9 million of unpledged Agency securities and derivatives and $18.8 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $325.2 million. As of June 30, 2020, we held approximately $113.8 million of unpledged MSR. Overall, we had unused borrowing capacity on MSR financing facilities of $282.8 million. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes.
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

Summary of Results of Operations and Financial Condition
During the first quarter of 2020, we experienced unprecedented market conditions as a result of the global COVID-19 pandemic, including unusually significant spread widening in both Agency RMBS and non-Agency securities. In response, we focused our efforts on raising excess liquidity and de-risking our portfolio. On March 25, 2020, we sold substantially all of our non-Agency securities in order to eliminate the risks posed by continued margin calls and ongoing funding concerns associated with the significant spread widening on these assets. We also sold approximately one-third of our Agency RMBS portfolio in order to reduce risk and raise cash to establish a strong defensive liquidity position to weather potential ongoing economic and market instability. These actions, occurring at a time of wide spreads and low prices, resulted in large realized losses in the first quarter and a corresponding decline in book value.
The actions taken by the Fed to purchase Agency RMBS have been successful in stabilizing this market, as spreads and prices largely recovered on these assets in the second quarter. In addition, repurchase agreement financing markets for Agency RMBS continue to function well, term markets have re-developed, and we have experienced no issues in accessing this source of funding.
Certain mortgage loan forbearance programs were announced in connection with the CARES Act. As the servicer of record for the MSR assets in our portfolio, we may be responsible for continuing to advance principal, interest, taxes and insurance on mortgage loans that are in forbearance, delinquency or default. At June 30, 2020, 48,852 loans, or 6.49% of our portfolio by loan count, were in forbearance, of which 37.4% had made their June payment and were current as of June 30, 2020. Therefore, approximately 4.1% of our portfolio by loan count was in forbearance and not current as of June 30, 2020. We are confident in our ability to meet our servicing advance obligations and are in advanced stages of securing funding facilities for servicing advances.
Our GAAP net loss attributable to common stockholders was $192.5 million and $2.1 billion ($(0.70) and $(7.61) per diluted weighted average share) for the three and six months ended June 30, 2020, as compared to GAAP net loss attributable to common stockholders of $109.5 million and $154.4 million ($(0.40) and $(0.59) per diluted weighted average share) for the three and six months ended June 30, 2019.

With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding Agency interest-only securities, do not impact our GAAP net loss or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” For the three and six months ended June 30, 2020, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $192.8 million and net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $5.3 million, respectively. This, combined with GAAP net loss attributable to common stockholders of $192.5 million and $2.1 billion, resulted in comprehensive income attributable to common stockholders of $0.3 million and comprehensive loss attributable to common stockholders of $2.1 billion for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2019, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $310.5 million and $666.7 million, respectively. This, combined with GAAP net loss attributable to common stockholders of $109.5 million and $154.4 million, resulted in comprehensive income attributable to common stockholders of $201.0 million and $512.3 million for the three and six months ended June 30, 2019, respectively.
Our book value per common share for U.S. GAAP purposes was $6.70 at June 30, 2020, a decrease from $14.54 per common share at December 31, 2019. For the six months ended June 30, 2020, we recognized comprehensive loss attributable to common stockholders of $2.1 billion, which drove the overall decrease in book value.
Although some uncertainty remains regarding the future effects of the COVID-19 pandemic and the actions that may be taken by federal and state governmental authorities and GSEs in response, the Agency RMBS market has stabilized and there is more clarity regarding forbearance levels and deferral programs on Agency MSR. Our liquidity position is strong, with $1.6 billion in unrestricted cash as of June 30, 2020. Given our increased confidence, we expect to reduce our excess cash position and deploy such capital to our target assets over the remainder of 2020.

The following tables present the components of our comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019:

(in thousands, except share data)	Three Months Ended		Six Months Ended
Income Statement Data:	June 30,		June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Interest income:
Available-for-sale securities	$105,730	$253,807	$354,414	$489,693
Other	1,597	7,222	8,420	16,819
Total interest income	107,327	261,029	362,834	506,512
Interest expense:
Repurchase agreements	50,811	177,351	203,416	324,911
Federal Home Loan Bank advances	155	3,941	1,747	10,015
Revolving credit facilities	2,826	6,196	6,357	11,352
Term notes payable	3,553	231	8,357	231
Convertible senior notes	4,769	4,724	9,545	9,459
Total interest expense	62,114	192,443	229,422	355,968
Net interest income	45,213	68,586	133,412	150,544
Other-than-temporary impairment losses	—	(4,848)	—	(5,054)
Other income (loss):
Gain (loss) on investment securities	53,492	22,441	(1,028,115)	3,149
Servicing income	112,891	130,949	243,688	247,897
Loss on servicing asset	(238,791)	(252,432)	(825,456)	(441,406)
Loss on interest rate swap, cap and swaption agreements	(46,922)	(88,775)	(297,518)	(172,034)
Gain (loss) on other derivative instruments	76,606	80,664	(56,862)	184,942
Other income (loss)	66	(341)	864	(218)
Total other loss	(42,658)	(107,494)	(1,963,399)	(177,670)
Expenses:
Management fees	11,429	13,635	25,979	25,717
Servicing expenses	23,947	16,746	43,852	36,658
Other operating expenses	13,838	14,013	28,916	29,569
Restructuring charges	145,069	—	145,788	—
Total expenses	194,283	44,394	244,535	91,944
Loss before income taxes	(191,728)	(88,150)	(2,074,522)	(124,124)
(Benefit from) provision for income taxes	(18,164)	2,407	(31,302)	(7,632)
Net loss	(173,564)	(90,557)	(2,043,220)	(116,492)
Dividends on preferred stock	18,951	18,950	37,901	37,900
Net loss attributable to common stockholders	$(192,515)	$(109,507)	$(2,081,121)	$(154,392)
Basic loss per weighted average common share	$(0.70)	$(0.40)	$(7.61)	$(0.59)
Diluted loss per weighted average common share	$(0.70)	$(0.40)	$(7.61)	$(0.59)
Dividends declared per common share	$0.19	$0.40	$0.19	$0.87
Weighted average number of shares of common stock:
Basic	273,604,079	272,863,153	273,498,347	262,667,160
Diluted	273,604,079	272,863,153	273,498,347	262,667,160

(in thousands)	Three Months Ended		Six Months Ended
Income Statement Data:	June 30,		June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Comprehensive income (loss):
Net loss	$(173,564)	$(90,557)	$(2,043,220)	$(116,492)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	192,794	310,549	(5,276)	666,701
Other comprehensive income (loss)	192,794	310,549	(5,276)	666,701
Comprehensive income (loss)	19,230	219,992	(2,048,496)	550,209
Dividends on preferred stock	18,951	18,950	37,901	37,900
Comprehensive income (loss) attributable to common stockholders	$279	$201,042	$(2,086,397)	$512,309

(in thousands)	June 30, 2020	December 31, 2019
Balance Sheet Data:
	(unaudited)
Available-for-sale securities	$17,673,289	$31,406,328
Mortgage servicing rights	$1,279,195	$1,909,444
Total assets	$21,482,322	$35,921,622
Repurchase agreements	$16,991,248	$29,147,463
Federal Home Loan Bank advances	$—	$210,000
Revolving credit facilities	$267,181	$300,000
Term notes payable	$395,048	$394,502
Convertible senior notes	$285,515	$284,954
Total stockholders’ equity	$2,835,936	$4,970,466

Results of Operations
The following analysis focuses on financial results during the three and six months ended June 30, 2020 and 2019.
Interest Income
Interest income decreased from $261.0 million and $506.5 million for the three and six months ended June 30, 2019 to $107.3 million and $362.8 million for the same periods in 2020 due to the sale of both Agency RMBS and non-Agency securities that occurred during the first quarter, further sales of some higher coupon Agencies and higher Agency amortization due to prepays.
Interest Expense
Interest expense decreased from $192.4 million and $356.0 million for the three and six months ended June 30, 2019, respectively, to $62.1 million and $229.4 million for the same periods in 2020 due to lower borrowing balances related to the sale of both Agency RMBS and non-Agency securities that occurred during the first quarter and a lower rate environment.

Net Interest Income
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by liability and/or collateral type, and net interest income and average annualized net interest rate spread for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Agency available-for-sale securities	$16,823,662	$105,561	2.5%	$21,943,457	$300,857	2.7%
Non-Agency available-for-sale securities	37,942	169	1.8%	1,594,615	53,557	6.7%
Other	—	1,597	—%	4,152	8,420	3.8%
Total interest income/net asset yield	$16,861,604	$107,327	2.5%	$23,542,224	$362,834	3.1%
Interest-bearing liabilities
Repurchase agreements, FHLB advances, revolving credit facilities and term notes payable collateralized by:
Agency available-for-sale securities	$17,095,107	$50,491	1.2%	$22,134,212	$189,215	1.7%
Non-Agency available-for-sale securities	3,930	27	2.7%	866,175	12,901	3.0%
Agency derivatives (3)	51,967	236	1.8%	51,057	572	2.2%
Mortgage servicing rights (4)	685,263	6,591	3.8%	795,257	17,189	4.3%
Other unassignable
Convertible senior notes	285,422	4,769	6.7%	285,284	9,545	6.7%
Total interest expense/cost of funds	$18,121,689	62,114	1.4%	$24,131,985	229,422	1.9%
Net interest income/spread (5)		$45,213	1.1%		$133,412	1.2%

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Agency available-for-sale securities	$24,290,433	$204,344	3.4%	$22,295,878	$385,859	3.5%
Non-Agency available-for-sale securities	3,299,003	49,463	6.0%	3,268,541	103,834	6.4%
Other	15,365	7,222	5.4%	21,729	16,819	4.7%
Total interest income/net asset yield	$27,604,801	$261,029	3.8%	$25,586,148	$506,512	4.0%
Interest-bearing liabilities
Repurchase agreements, FHLB advances, revolving credit facilities and term notes payable collateralized by:
Agency available-for-sale securities	$23,525,574	$158,492	2.7%	$21,368,642	$285,119	2.7%
Non-Agency available-for-sale securities	2,073,953	19,088	3.7%	2,288,707	42,384	3.7%
Agency derivatives (3)	46,666	405	3.5%	46,579	805	3.5%
Mortgage servicing rights (4)	710,502	9,734	5.5%	663,236	18,201	5.5%
Other unassignable
Convertible senior notes	284,254	4,724	6.6%	284,138	9,459	6.7%
Total interest expense/cost of funds	$26,640,949	192,443	2.9%	$24,651,302	355,968	2.9%
Net interest income/spread (5)		$68,586	0.9%		$150,544	1.1%
____________________
(1)Average asset balance represents average amortized cost on AFS securities and Agency Derivatives.
(2)Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps and caps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap, cap and swaption agreements in the condensed consolidated statements of comprehensive income (loss). For the three and six months ended June 30, 2020, our total average cost of funds on the assets assigned as collateral for borrowings shown in the table above, including interest spread expense associated with interest rate swaps and caps, was 0.1% and 1.6%, respectively, compared to 2.5% and 2.5% for the same periods in 2019.
(3)Yields on Agency Derivatives not shown as interest income is included in gain (loss) on other derivative instruments in the condensed consolidated statements of comprehensive income (loss).
(4)Yields on mortgage servicing rights not shown as these assets do not earn interest.
(5)Net interest spread does not include the accrual and settlement of interest associated with interest rate swaps and caps. In accordance with U.S. GAAP, those costs are included in gain (loss) on interest rate swap, cap and swaption agreements in the condensed consolidated statements of comprehensive income (loss). For the three and six months ended June 30, 2020, our total average net interest rate spread on the assets and liabilities shown in the table above, including interest spread expense associated with interest rate swaps and caps, was 2.5% and 1.4%, respectively, compared to 1.2% and 1.3% for the same periods in 2019.

The decrease in yields on Agency AFS securities for the three and six months ended June 30, 2020, as compared to the same period in 2019, was predominantly driven by sales of pools with higher yields. The decrease in cost of funds associated with the financing of Agency AFS securities for the three and six months ended June 30, 2020, as compared to the same period in 2019, was the result of lower average balance and decreases in the borrowing rates offered by financing counterparties.
The decrease in yields on non-Agency securities for the three and six months ended June 30, 2020, as compared to the same periods in 2019, was due to the sale of substantially all legacy non-Agencies during the first quarter. The decrease in cost of funds associated with the financing of non-Agency AFS securities for the three and six months ended June 30, 2020, as compared to the same period in 2019, was also a result of the sale.
The decrease in cost of funds associated with the financing of Agency Derivatives for the three and six months ended June 30, 2020, as compared to the same period in 2019, was the result of decreases in the borrowing rates offered by counterparties.
The decrease in cost of funds associated with the financing of MSR for the three and six months ended June 30, 2020, as compared to the same period in 2019, was the result of better financing terms offered by counterparties.
Our convertible senior notes were issued in January 2017, are unsecured and pay interest semiannually at a rate of 6.25% per annum. The cost of funds associated with our convertible senior notes for the three and six months ended June 30, 2020, as compared to the same period in 2019, was consistent.

The following tables present the components of the yield earned on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Gross yield/stated coupon	4.0%	4.3%	3.9%	4.3%
Net (premium amortization) discount accretion	(1.5)%	(0.6)%	(0.9)%	(0.5)%
Net yield (1)	2.5%	3.7%	3.0%	3.8%
____________________
(1)Excludes Agency Derivatives. For the three and six months ended June 30, 2020, the average annualized net yield on total RMBS, including Agency Derivatives, was 2.6% and 3.0%, respectively, compared to 3.7% and 3.8% for the same periods in 2019. Yields have not been adjusted for cost of delay and cost to carry purchase premiums.

Other-Than-Temporary Impairments
Prior to the adoption of Topic 326 on January 1, 2020, we reviewed each of our securities on a quarterly basis to determine if an OTTI charge was necessary. During the three and six months ended June 30, 2019, we recorded $4.8 million and $5.1 million in other-than-temporary credit impairments on six and seven non-Agency securities, respectively, where the future expected cash flows for each security were less than its amortized cost. For further information about evaluating AFS securities for OTTI prior to January 1, 2020, refer to Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements.
Gain (Loss) On Investment Securities
The following tables present the components of gain (loss) on investment securities for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(in thousands)	Available-For-Sale Securities	Trading Securities	Total	Available-For-Sale Securities	Trading Securities	Total
Proceeds from sales	$1,383,118	$—	$1,383,118	$16,969,870	$1,053,477	$18,023,347
Amortized cost of securities sold	(1,326,218)	—	(1,326,218)	(17,947,686)	(1,052,500)	(19,000,186)
Total realized gains (losses) on sales	56,900	—	56,900	(977,816)	977	(976,839)
Provision for credit losses	(1,193)	—	(1,193)	(46,831)	—	(46,831)
Other	(2,215)	—	(2,215)	(4,445)	—	(4,445)
Gain (loss) on investment securities	$53,492	$—	$53,492	$(1,029,092)	$977	$(1,028,115)

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(in thousands)	Available-For-Sale Securities	Trading Securities	Total	Available-For-Sale Securities	Trading Securities	Total
Proceeds from sales	$3,100,487	$—	$3,100,487	7,953,676	$—	$7,953,676
Amortized cost of securities sold	(3,076,898)	—	(3,076,898)	(7,947,544)	—	(7,947,544)
Total realized gains on sales	23,589	—	23,589	6,132	—	6,132
Provision for credit losses	—	—	—	—	—	—
Other	(1,148)	—	(1,148)	(2,983)	—	(2,983)
Gain on investment securities	$22,441	$—	$22,441	$3,149	$—	$3,149

Due to the unprecedented market conditions experienced as a result of the global COVID-19 pandemic, we sold substantially all of our portfolio of non-Agency securities and approximately one-third of our Agency RMBS during the first quarter. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that we believe have higher risk-adjusted returns.
Subsequent to the adoption of Topic 326 on January 1, 2020, the Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on AFS securities. The estimated allowance for credit losses is equal to the difference between the prepayment adjusted contractual cash flows with no credit losses and the prepayment adjusted expected cash flows with credit losses, discounted at the effective interest rate on the AFS security that was in effect upon adoption of the standard. The contractual cash flows and expected cash flows are based on management’s best estimate and take into consideration current prepayment assumptions, lifetime expected losses based on past loss experience, current market conditions, and reasonable and supportable forecasts of future conditions. The allowance for credit losses causes an increase in the AFS security amortized cost and recognizes an allowance for credit losses in the same amount, with the provision for credit losses recognized in earnings (within gain (loss) on investment securities) and the balance of the unrealized loss recognized in either other comprehensive income (loss), net of tax, or gain (loss) on investment securities, depending on the accounting treatment.
Servicing Income
The following table presents the components of servicing income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Servicing fee income	$104,463	$114,548	$222,354	$220,484
Ancillary and other fee income	476	493	997	803
Float income	7,952	15,908	20,337	26,610
Total	$112,891	$130,949	$243,688	$247,897

The decrease in servicing income for the three and six months ended June 30, 2020, as compared to the same periods in 2019, was the result of a decrease in service income as a result of a lower portfolio balance due to prepayments and deferred servicing fee income for loans in forbearance as a result of COVID-19. Additionally, the decrease in float income was the result of decreased float earning rates.
Loss on Servicing Asset
The following table presents the components of loss on servicing asset for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	$(111,013)	$(182,025)	$(611,776)	$(333,639)
Changes in fair value due to realization of cash flows (runoff)	(127,778)	(70,407)	(213,680)	(108,056)
Gains on sales	—	—	—	289
Loss on servicing asset	$(238,791)	$(252,432)	$(825,456)	$(441,406)

The decrease in loss on servicing asset for the three months ended June 30, 2020, as compared to the same period in 2019, was driven by a decrease in the size of the portfolio, offset by an increase in expected prepayment speed assumptions used in the fair valuation of MSR (but on a lower average portfolio balance) and higher portfolio runoff during the three months ended June 30, 2020. The increase in loss on servicing asset for the six months ended June 30, 2020, as compared to the same period in 2019, was driven by an increase in prepayment speed assumptions used in the fair valuation of MSR, higher expected cost-to-service due to COVID-19 related forbearances and higher portfolio runoff on a larger average MSR portfolio balance during the six months ended June 30, 2020.

Loss on Interest Rate Swap, Cap and Swaption Agreements
The following table summarizes the net interest spread and gains and losses associated with our interest rate swap, cap and swaption positions recognized during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Net interest spread	$(56,331)	$22,886	$(68,946)	$46,595
Early termination, agreement maturation and option expiration (losses) gains	(747,055)	55,513	(385,202)	21,014
Change in unrealized gain (loss) on interest rate swap, cap and swaption agreements, at fair value	756,464	(167,174)	156,630	(239,643)
Loss on interest rate swap, cap and swaption agreements	$(46,922)	$(88,775)	$(297,518)	$(172,034)

Net interest spread recognized for the accrual and/or settlement of the net interest expense associated with our interest rate swaps and caps results from receiving either a floating interest rate (LIBOR or the OIS rate) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (LIBOR or the OIS rate) on positions held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. We may elect to terminate certain swaps, caps and swaptions to align with our investment portfolio, agreements may mature or options may expire resulting in full settlement of our net interest spread asset/liability and the recognition of realized gains and losses, including early termination penalties. During the three and six months ended June 30, 2020, we elected to terminate certain swaps and swaptions in order to adjust the total notional and fixed interest rates on these instruments, as a result of adjustments made to our investment portfolio and changes in interest rates. The change in fair value of interest rate swaps, caps and swaptions during the three and six months ended June 30, 2020 and 2019 was a result of changes to floating interest rates (LIBOR or the OIS rate), the swap curve and corresponding counterparty borrowing rates. Since swaps, caps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses (excluding the reversal of unrealized gains and losses to realized gains and losses upon termination, maturation or option expiration) are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive income (loss), net of tax, or to gain (loss) on investment securities, in the case of Agency interest-only mortgage-backed securities.
Gain (Loss) on Other Derivative Instruments
The following table provides a summary of the total gain (loss) recognized on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, put and call options for TBAs, Markit IOS total return swaps, short U.S. treasuries, U.S. Treasury futures and inverse interest-only securities during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Interest income, net of accretion, on inverse interest-only securities	$2,659	$1,285	$4,555	$2,647
Interest expense on short U.S. treasuries	—	—	—	(1,315)
Realized and unrealized net gains (losses) on other derivative instruments (1)	73,947	79,379	(61,418)	183,611
Gain (loss) on other derivative instruments	$76,606	$80,664	$(56,863)	$184,943
____________________
(1)As these derivative instruments are considered trading instruments, our financial results include both realized and unrealized gains (losses) associated with these instruments.

For further details regarding our use of derivative instruments and related activity, refer to Note 7 - Derivative Instruments and Hedging Activities to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q.

Expenses
The following table presents the components of expenses, other than restructuring charges, for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2020	2019	2020	2019
Management fees	$11,429	$13,635	$25,979	$25,717
Servicing expenses	$23,947	$16,746	$43,852	$36,658
Other operating expenses:
Officers’ compensation incurred by PRCM Advisers on our behalf and reimbursed by us (1)	$227	$132	$1,282	$2,761
Other direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us	4,109	4,947	14,774	15,515
Non-cash equity compensation expenses
Amortization of executive officers’ restricted stock (2)	1,057	846	2,050	1,327
Amortization of other restricted stock	1,258	1,550	2,580	2,930
Total non-cash equity compensation expenses	2,315	2,396	4,630	4,257
All other operating expenses	7,187	6,538	8,230	7,036
Total other operating expenses	$13,838	$14,013	$28,916	$29,569
Annualized other operating expense ratio	1.9%	1.2%	1.6%	1.3%
Annualized other operating expense ratio, excluding non-cash equity compensation expenses	1.6%	1.0%	1.3%	1.1%
____________________
(1)Officers include our principal financial officer and general counsel. We do not reimburse PRCM Advisers for any expenses related to the compensation of our chief executive officer or chief investment officer.
(2)Equity based compensation expense related to the amortization of restricted stock awarded to our executive officers, including our chief executive officer, chief investment officer, principal financial officer and general counsel.

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
We also incur servicing expenses generally related to the subservicing of MSR and other operating expenses. The increase in servicing expenses during the three and six months ended June 30, 2020, as compared to the same periods in 2019, was a result of a higher cost to service loans in forbearance. Included in other operating expenses are direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us, including compensation paid to employees of Pine River serving as our principal financial officer and general counsel. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel is based on time spent overseeing our activities in accordance with the management agreement; we do not reimburse PRCM Advisers for any expenses related to the compensation of our chief executive officer or chief investment officer.
We have direct relationships with the majority of our third-party vendors. We will continue to have certain costs allocated to us by PRCM Advisers for compensation, data services, technology and certain office lease payments, but most of our expenses with third-party vendors are paid directly by us.

Restructuring Charges
On April 13, 2020, we announced that we had elected to not renew the Management Agreement with PRCM Advisers on the basis of unfair compensation payable to the manager pursuant to Section 13(a)(ii) of the Management Agreement. As a result, we had expected the Management Agreement to terminate on September 19, 2020, at which time we would have been required to pay a termination fee calculated pursuant to the terms of the Management Agreement. In connection with the non-renewal of the Management Agreement, we incurred $145.1 million and $145.8 million in contract termination costs for the three and six months ended June 30, 2020, respectively. These costs include the accrued termination fee of approximately $139.8 million, calculated as of June 30, 2020, as well as other costs incurred for legal and advisory services provided in connection with the non-renewal of the Management Agreement. In accordance with ASC 420, Exit or Disposal Cost Obligations, or ASC 420, contract termination costs are included within restructuring charges on our condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2020.
Subsequent to quarter-end, on July 15, 2020, we provided PRCM Advisers with a notice of termination of the Management Agreement for “cause” on the basis of certain material breaches of the Management Agreement by PRCM Advisers, its agents and/or its assignees that are incapable of being cured within the time period set forth therein and certain events of gross negligence on the part of PRCM Advisers in the performance of its duties under the Management Agreement. The notice of termination specifies that the Management Agreement will terminate on August 14, 2020. No termination fee will be payable to PRCM Advisers in connection with the termination pursuant to Section 15(a) of the Management Agreement.
Income Taxes
During the three and six months ended June 30, 2020, the Company’s TRSs recognized a benefit from income taxes of $18.2 million and $31.3 million, respectively. The benefit recognized for the three months ended June 30, 2020 was primarily due to losses recognized on MSR. The benefit recognized for the six months ended June 30, 2020 was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in the Company’s TRSs. During the three and six months ended June 30, 2019, the Company’s TRSs recognized a provision for income taxes of $2.4 million and a benefit from income taxes of $7.6 million, respectively. The provision recognized for the three months ended June 30, 2019, was primarily due to net gains recognized on derivative instruments, offset by losses recognized on MSR held in the Company’s TRSs. The benefit recognized for the six months ended June 30, 2019 was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in the Company’s TRSs.

Financial Condition
Available-for-Sale Securities, at Fair Value
The majority of our AFS investment securities portfolio is comprised of adjustable rate and fixed rate Agency mortgage-backed securities backed by single-family and multi-family mortgage loans. We also hold $23.2 million in tranches of mortgage-backed and asset-backed P&I and interest-only non-Agency securities. All of our P&I Agency RMBS AFS are Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations that carry an implied rating of “AAA,” or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. government. The majority of these securities consist of whole pools in which we own all of the investment interests in the securities.
The tables below summarize certain characteristics of our Agency RMBS AFS at June 30, 2020:

	June 30, 2020
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities
Fixed	$16,088,968	$742,249	$16,831,217	$—	$687,973	$(203)	$17,518,987	3.70%	$104.88
Hybrid ARM	11,987	538	12,525	—	459	(79)	12,905	6.21%	$107.83
Total P&I securities	16,100,955	742,787	16,843,742	—	688,432	(282)	17,531,892	3.70%	$104.88
Interest-only securities
Fixed	532,384	39,111	39,111	(469)	4,047	(4,397)	38,292	3.34%	$38.81
Fixed Other (1)	1,811,745	109,020	109,020	(30,165)	10,427	(9,357)	79,925	1.85%	$8.63
Total	$18,445,084	$890,918	$16,991,873	$(30,634)	$702,906	$(14,036)	$17,650,109
____________________
(1)Fixed Other represents weighted-average coupon interest-only securities that are not generally used for our interest-rate risk management purposes. These securities pay variable coupon interest based on the weighted average of the fixed rates of the underlying loans of the security, less the weighted average rates of the applicable issued P&I securities.

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of June 30, 2020 on an annualized basis, was 19.9%.
Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of residential mortgage loans. We do not directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the loans underlying our MSR. As of June 30, 2020, our MSR had a fair market value of $1.3 billion.
As of June 30, 2020, our MSR portfolio included MSR on 750,403 loans with an unpaid principal balance of approximately $163.5 billion. The following tables summarize certain characteristics of the loans underlying our MSR by gross weighted average coupon rate types and ranges at June 30, 2020:

	June 30, 2020
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Fair Value	% Fannie Mae	Gross Weighted Average Coupon Rate	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed
≤ 3.75%	118,222	$31,602,267	$253,630	69.0%	3.5%	41	770	71.0%	2.1%	24.3%	26.8
> 3.75 - 4.25%	233,205	56,231,181	440,451	64.0%	3.9%	41	759	76.0%	3.3%	33.9%	27.6
> 4.25 - 4.75%	167,803	35,786,220	278,345	65.0%	4.4%	39	744	79.0%	5.2%	45.3%	26.7
> 4.75 - 5.25%	80,401	15,605,565	128,918	66.0%	4.9%	32	730	80.0%	7.1%	46.3%	27.9
> 5.25%	30,831	5,044,022	42,720	70.0%	5.5%	30	708	80.0%	9.2%	37.7%	30.9
	630,462	144,269,255	1,144,064	66.0%	4.1%	39	753	76.0%	4.2%	37.0%	27.3
15-Year Fixed
≤ 2.75%	2,527	511,431	3,633	78.0%	2.6%	43	777	60.0%	1.0%	11.1%	26.1
> 2.75 - 3.25%	41,423	7,290,002	49,721	76.0%	3.0%	45	772	62.0%	1.6%	15.4%	26.0
> 3.25 - 3.75%	39,688	6,122,067	43,671	72.0%	3.4%	41	760	65.0%	2.5%	23.4%	27.8
> 3.75 - 4.25%	20,075	2,685,591	20,397	63.0%	3.9%	36	746	66.0%	3.3%	80.8%	29.5
> 4.25%	10,689	1,227,298	9,867	62.0%	4.5%	28	733	66.0%	3.1%	33.1%	31.4
	114,402	17,836,389	127,289	72.0%	3.3%	41	761	64.0%	2.3%	22.0%	27.5
Total ARMs	5,539	1,387,929	7,842	67.0%	3.6%	48	762	66.0%	3.9%	45.4%	25.2
Total	750,403	$163,493,573	$1,279,195	67.0%	4.0%	39	754	75.0%	3.9%	35.6%	27.3

Financing
Our borrowings consist primarily of repurchase agreements, revolving credit facilities and term notes payable. These borrowings are collateralized by our pledge of AFS securities, derivative instruments, MSR and certain cash balances. Substantially all of our Agency RMBS are currently pledged as collateral, and a portion of our non-Agency securities have been pledged as collateral for repurchase agreements.
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
Additionally, our convertible senior notes due 2022 were issued in January 19, 2017, are unsecured and pay interest semiannually at a rate of 6.25% per annum.

At June 30, 2020, borrowings under repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes had the following characteristics:

(dollars in thousands)	June 30, 2020
Borrowing Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity
Repurchase agreements	$16,991,248	0.65%	0.1
Revolving credit facilities	267,181	2.66%	0.7
Term notes payable	395,048	2.98%	4.0
Convertible senior notes (1)	285,515	6.25%	1.5
Total	$17,938,992	0.82%	0.2

(dollars in thousands)	June 30, 2020
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$16,935,453	0.65%	4.2%
Non-Agency securities	2,656	2.48%	33.9%
Agency Derivatives	53,139	1.34%	26.2%
Mortgage servicing rights	662,229	2.85%	24.0%
Other (1)	285,515	6.25%	NA
Total	$17,938,992	0.82%	5.0%
____________________
(1)Includes unsecured convertible senior notes paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount of $287.5 million.

As of June 30, 2020, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 6.3:1.0. We believe the current degree of leverage within our portfolio helps ensure that we have access to unused borrowing capacity, thus supporting our liquidity and the strength of our balance sheet.
The following table provides a summary of our borrowings under repurchase agreements, FHLB advances, revolving credit facilities, term notes payable and convertible senior notes, our net TBA notional amounts and our debt-to-equity ratios for the three months ended June 30, 2020, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End	End of Period Total Borrowings to Equity Ratio	End of Period Net Long (Short) TBA Notional	End of Period Economic Debt-to-Equity Ratio (1)
June 30, 2020	$18,121,689	$17,938,992	$18,062,737	6.3:1.0	$3,236,000	7.4:1.0
March 31, 2020	$30,142,279	$18,777,669	$33,225,403	6.5:1.0	$1,761,000	7.0:1.0
December 31, 2019	$27,619,393	$30,336,919	$30,336,919	6.1:1.0	$7,427,000	7.5:1.0
September 30, 2019	$27,349,719	$26,596,006	$28,168,892	5.3:1.0	$9,863,000	7.2:1.0
June 30, 2019	$26,640,949	$28,896,436	$29,132,756	5.9:1.0	$9,422,000	7.8:1.0
____________________
(1)Defined as total borrowings under repurchase agreements, FHLB advances, revolving credit facilities, term notes payable and convertible senior notes, plus implied debt on net TBA notional, divided by total equity.

Equity
The tables below provide details of our changes in stockholders’ equity from March 31, 2020 to June 30, 2020 as well as a reconciliation of comprehensive income and GAAP net income to non-GAAP measures.

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders' equity at March 31, 2020	$1,902.8	273.5	$6.96
Core Earnings, net of tax expense of $0.6 million ⁽¹⁾	4.5
Dividends on preferred stock	(19.0)
Core Earnings attributable to common stockholders, net of tax expense of $0.6 million ⁽¹⁾	(14.5)
Realized and unrealized gains and losses, net of tax benefit of $18.8 million	(178.0)
Other comprehensive income, net of tax	192.8
Dividend declaration	(70.9)
Other	2.3	0.2
Issuance of common stock, net of offering costs	0.1	—
Common stockholders' equity at June 30, 2020	$1,834.6	273.7	$6.70
Total preferred stock liquidation preference	1,001.3
Total equity at June 30, 2020	$2,835.9

Three Months Ended
(in millions)	June 30, 2020
Comprehensive income attributable to common stockholders	$0.3
Adjustment for other comprehensive income attributable to common stockholders:
Unrealized gains on available-for-sale securities	(192.8)
Net loss attributable to common stockholders	(192.5)
Adjustments for non-Core Earnings:
Realized gains on investment securities	(54.8)
Unrealized loss on investment securities	0.1
Provision for credit losses on investment securities	1.2
Realized and unrealized losses on mortgage servicing rights	176.9
Realized loss on termination or expiration of interest rate swaps, caps and swaptions	747.1
Unrealized gain on interest rate swaps, caps and swaptions	(756.5)
Gain on other derivative instruments	(64.7)
Other loss	0.1
Change in servicing reserves	—
Non-cash equity compensation expense	2.4
Restructuring charges	145.0
Net benefit from income taxes on non-Core Earnings	(18.8)
Core Earnings attributable to common stockholders (1)	$(14.5)
____________________
(1)Core Earnings is a non-U.S. GAAP measure that we define as comprehensive income (loss) attributable to common stockholders, excluding “realized and unrealized gains and losses” (impairment losses, provision for credit losses, realized and unrealized gains and losses on the aggregate portfolio, reserve expense for representation and warranty obligations on MSR, non-cash compensation expense related to restricted common stock and restructuring charges). As defined, Core Earnings includes net interest income, accrual and settlement of interest on derivatives, dollar roll income on TBAs, servicing income, net of estimated amortization on MSR, management fees and recurring cash related operating expenses. Dollar roll income is the economic equivalent to holding and financing Agency RMBS using short-term repurchase agreements. Core Earnings provides supplemental information to assist investors in analyzing the Company’s results of operations and helps facilitate comparisons to industry peers.

Liquidity and Capital Resources
Our liquidity and capital resources are managed and forecasted on a daily basis. We believe this ensures that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls. We also believe that it gives us the flexibility to manage our portfolio to take advantage of market opportunities.

Our principal sources of cash consist of borrowings under repurchase agreements, revolving credit facilities, term notes payable, payments of principal and interest we receive on our target assets, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our borrowings, to purchase our target assets, to make dividend payments on our capital stock, and to fund our operations.
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
As of June 30, 2020, we held $1.6 billion in cash and cash equivalents available to support our operations; $19.1 billion of AFS securities, MSR, and derivative assets held at fair value; and $17.9 billion of outstanding debt in the form of repurchase agreements, borrowings under revolving credit facilities, term notes payable and convertible senior notes. During the three months ended June 30, 2020, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, decreased from 6.5:1.0 to 6.3:1.0. The decrease was driven by the repositioning of financing on Agency AFS securities to TBA positions and unsettled purchases of Agency AFS securities not yet financed as of June 30, 2020. During the six months ended June 30, 2020, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, increased from 6.1:1.0 to 6.3:1.0. The increase was driven by the sale of substantially all of our portfolio of non-Agency securities, which are typically funded at much lower advance rates than Agency RMBS (approximately 60% to 80% versus 90% to 97%).
As of June 30, 2020, we held approximately $353.9 million of unpledged Agency securities and derivatives and $18.8 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $325.2 million. As of June 30, 2020, we held approximately $113.8 million of unpledged MSR. Overall, we had unused borrowing capacity on MSR financing facilities of $282.8 million, which includes the repurchase facility pursuant to which the Company may finance the VFN issued in connection with the MSR securitization transaction completed on June 27, 2019. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the six months ended June 30, 2020, we did not experience any material issues accessing our funding sources, although the balance sheet capacity of some counterparties has tightened due to compliance with the Basel III regulatory capital reform rules as well as the management of perceived risk in the current market environment due to the COVID-19 pandemic. We expect ongoing sources of financing to be primarily repurchase agreements, revolving credit facilities, term notes payable, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of June 30, 2020, we had master repurchase agreements in place with 46 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and optimize counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

The following table summarizes our repurchase agreements and counterparty geographical concentration at June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$9,946,682	$441,285	56.2%	$16,165,067	$1,026,474	57.6%
Europe (2)	4,013,072	210,990	26.9%	7,519,258	521,804	29.3%
Asia (2)	3,031,494	132,873	16.9%	5,463,138	234,180	13.1%
Total	$16,991,248	$785,148	100.0%	$29,147,463	$1,782,458	100.0%
____________________
(1)Represents the net carrying value of the assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.
(2)Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

In addition to our master repurchase agreements to fund our Agency and non-Agency securities, we have two repurchase facilities and one revolving credit facility that provide short- and long-term financing for our MSR portfolio. An overview of the facilities is presented in the table below:

(dollars in thousands)
June 30, 2020
Expiration Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
March 12, 2021	Yes (2)	$267,181	$82,819	$350,000	Mortgage servicing rights
June 21, 2021	No	$—	$200,000	$200,000	Mortgage servicing rights (3)
December 1, 2020	No	$—	$—	$—	Mortgage servicing rights (4)
____________________
(1)The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.
(2)Commitment fee charged on unused capacity.
(3)This repurchase facility is secured by the VFN issued in connection with the MSR securitization transaction completed on June 27, 2019, which is collateralized by our MSR.
(4)This repurchase facility is secured by MSR notes, which are collateralized by our MSR.

Our wholly owned subsidiary, TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. However, the Company currently does not have any credit capacity available.
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
We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of June 30, 2020:
•Total indebtedness to tangible net worth must be less than 8.0:1.0. As of June 30, 2020, our total indebtedness to tangible net worth, as defined, was 6.5:1.0.
•Cash liquidity must be greater than $200.0 million. As of June 30, 2020, our liquidity, as defined, was $1.6 billion.

•Net worth must be greater than $1.5 billion or 50% of the highest net worth during the 24 calendar months prior, whichever is higher. As of June 30, 2020, 50% of the highest net worth during the 24 calendar months prior was $2.6 billion and our net worth, as defined, was $2.8 billion.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, FHLB advances, revolving credit facilities, term notes payable and derivative instruments at June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Available-for-sale securities, at fair value	$17,300,640	$29,802,456
Mortgage servicing rights, at fair value	1,165,348	1,554,825
Restricted cash	364,028	919,010
Due from counterparties	21,364	102,365
Derivative assets, at fair value	72,103	68,874
Total	$18,923,483	$32,447,530

Although we generally intend to hold our target assets as long-term investments, we may sell certain of our assets in order to manage our interest rate risk and liquidity needs, to meet other operating objectives and to adapt to market conditions. Our Agency RMBS are generally actively traded and thus, in most circumstances, readily liquid. However, certain of our assets, including MSR, are subject to longer trade timelines, and, as a result, market conditions could significantly and adversely affect the liquidity of our assets. Any illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. Our ability to quickly sell certain assets, such as MSR may be limited by delays encountered while obtaining certain regulatory approvals required for such dispositions and may be further limited by delays due to the time period needed for negotiating transaction documents, conducting diligence, and complying with regulatory requirements regarding the transfer of such assets before settlement may occur. Consequently, even if we identify a buyer for our MSR, there is no assurance that we would be able to quickly sell such assets if the need or desire arises.
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
We cannot predict the timing and impact of future sales of our assets, if any. Because many of our assets are financed with repurchase agreements, revolving credit facilities and term notes payable, a significant portion of the proceeds from sales of our assets (if any), prepayments and scheduled amortization are used to repay balances under these financing sources.
The following table provides the maturities of our repurchase agreements, FHLB advances, revolving credit facilities, term notes payable and convertible senior notes as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Within 30 days	$6,070,982	$5,465,916
30 to 59 days	5,022,937	6,300,372
60 to 89 days	4,424,876	6,687,285
90 to 119 days	—	4,740,217
120 to 364 days	1,739,634	6,113,673
One to three years	285,515	584,954
Three to five years	395,048	394,502
Five to ten years	—	—
Ten years and over	—	50,000
Total	$17,938,992	$30,336,919

For the three months ended June 30, 2020, our restricted and unrestricted cash balance increased approximately $163.0 million to $2.1 billion at June 30, 2020. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended June 30, 2020, operating activities increased our cash balances by approximately $52.2 million, primarily driven by our financial results for the quarter.
•Cash flows from investing activities. For the three months ended June 30, 2020, investing activities increased our cash balances by approximately $2.0 billion, primarily driven by net proceeds from reverse repurchase agreements and principal payments on AFS securities, offset by purchases, net of sales, of AFS securities.
•Cash flows from financing activities. For the three months ended June 30, 2020, financing activities decreased our cash balance by approximately $1.9 billion, primarily driven by net repayment of repurchase agreements on AFS securities sales that settled during the quarter.

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
We may enter into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of our floating-rate borrowings into fixed-rate borrowings to more closely match the duration of our assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (i.e., LIBOR or the OIS rate) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of our portfolio as well as our cash flows, we may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on the Company’s current interest rate risk management strategy, the Company has entered into TBAs and interest rate swap agreements. In addition, because MSR are negative duration assets, they provide a hedge to interest rate exposure on our Agency RMBS portfolio. In hedging interest rate risk, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets, improve risk-adjusted returns and, where possible, obtain a favorable spread between the yield on our assets and the cost of our financing.

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
We acquire adjustable-rate and hybrid Agency RMBS. These are assets in which some of the underlying mortgages are typically subject to periodic and lifetime interest rate caps and floors, which may limit the amount by which the security’s interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements are not subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation, while the interest-rate yields on our adjustable-rate and hybrid securities could effectively be limited by caps. This issue will be magnified to the extent we acquire adjustable-rate and hybrid securities that are not based on mortgages that are fully indexed. In addition, adjustable-rate and hybrid securities may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. If this happens, we could receive less cash income on such assets than we would need to pay for interest costs on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.
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

The following table provides the indices of our variable rate Agency RMBS and non-Agency securities as of June 30, 2020 and December 31, 2019, respectively, based on carrying value (dollars in thousands).

	June 30, 2020				December 31, 2019
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$—	$10,454	$10,454	7%	$—	$11,884	$11,884	—%
LIBOR	109,220	1,292	110,512	73%	3,247,387	8,400	3,255,787	94%
Other (2)	13,266	16,185	29,451	20%	44,824	164,635	209,459	6%
Total	$122,486	$27,931	$150,417	100%	$3,292,211	$184,919	$3,477,130	100%
____________________
(1)“Hybrid” amounts reflect those assets with greater than twelve months to reset.
(2)“Other” includes COFI, MTA and other indices.

The following analyses of risks are based on our experience, estimates, models and assumptions. The analysis is based on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing, and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented below in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and caps and float income from custodial accounts associated with our MSR. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the June 30, 2020 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
Computation of the cash flows for the rate-sensitive assets underpinning change in annualized net interest income are based on assumptions related to, among other things, prepayment speeds, yield on future acquisitions, slope of the yield curve, and size of the portfolio. (The assumption for prepayment speeds for Agency RMBS, and MSR, for example, is that they do not change in response to changes in interest rates.) Assumptions for the interest rate sensitive liabilities relate to, among other things, collateral requirements as a percentage of borrowings and amount/term of borrowing. These assumptions may not hold in practice; realized net interest income results may therefore be significantly different from the net interest income produced in scenario analyses. We also note that the uncertainty associated with the estimate of a change in net interest income is directly related to the size of interest rate move considered.
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

The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at June 30, 2020. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day to day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$48,698	$24,630	$(24,996)	$(49,992)
% change in net interest income (1)	17.2%	8.7%	(8.8)%	(17.6)%
Change in value of financial position:
Available-for-sale securities	$164,342	$87,908	$(100,778)	$(215,907)
As a % of common equity	9.0%	4.8%	(5.5)%	(11.8)%
Mortgage servicing rights	$(183,641)	$(96,107)	$104,439	$216,278
As a % of common equity	(10.0)%	(5.2)%	5.7%	11.8%
Derivatives, net	$(20,791)	$(7,365)	$287	$(7,099)
As a % of common equity	(1.1)%	(0.4)%	—%	(0.4)%
Reverse repurchase agreements	$16	$8	$(8)	$(16)
As a % of common equity	—%	—%	—%	—%
Repurchase agreements	$(11,774)	$(5,887)	$5,887	$11,774
As a % of common equity	(0.6)%	(0.3)%	0.3%	0.6%
Revolving credit facilities	$(56)	$(28)	$28	$56
As a % of common equity	—%	—%	—%	—%
Term notes payable	$(2,903)	$(1,025)	$428	$496
As a % of common equity	(0.2)%	(0.1)%	—%	—%
Convertible senior notes	$(1,985)	$(990)	$985	$1,965
As a % of common equity	(0.1)%	(0.1)%	0.1%	0.1%
Total Net Assets	$(56,792)	$(23,486)	$11,268	$7,547
As a % of total assets	(0.3)%	(0.1)%	0.1%	—%
As a % of common equity	(3.1)%	(1.3)%	0.6%	0.4%
____________________
(1)Amounts include the effect of interest spread from our interest rate swaps and caps and float income from custodial accounts associated with our MSR, but do not reflect any potential changes to dollar roll income associated with our TBA positions, which are accounted for as derivative instruments in accordance with U.S. GAAP.

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2020. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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
Prepayment Risk
Prepayment risk is the risk that principal will be repaid at a different rate than anticipated. As we receive prepayments of principal on our Agency RMBS, premiums paid on such assets will be amortized against interest income. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the assets.

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
Real estate risk. Residential property values are subject to volatility and may be affected adversely by a number of factors, including national, regional and local economic conditions; local real estate conditions (such as the supply of housing); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and natural disasters and other catastrophes. Decreases in property values reduce the value of the collateral for residential mortgage loans and the potential proceeds available to borrowers to repay the loans, which may increase costs to service the residential mortgage loans underlying our MSR.
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
Certain mortgage loan forbearance programs were announced in connection with the CARES Act. As the servicer of record for the MSR assets in our portfolio, we may be responsible for continuing to advance principal, interest, taxes and insurance on mortgage loans that are in forbearance, delinquency or default. Although the potential aggregate size of the servicing advance obligation is not known, at this time we believe we will be well positioned from a liquidity standpoint, through a combination of excess cash and financing facilities, to continue to make servicing advances in the future. This is a situation we are monitoring closely and are in advanced stages of securing funding facilities.
Credit Risk
We believe that our investment strategy will generally keep our risk of credit losses low to moderate. However, we retain the risk of potential credit losses on all of the loans underlying on our remaining non-Agency securities.

Item 4. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective as of June 30, 2020. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report on Form 10-Q, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time the Company may be involved in various legal claims and/or administrative proceedings that arise in the ordinary course of our business. Under ASC 450, Contingencies, or ASC 450, liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims.
As previously disclosed, on April 13, 2020, the Company announced that it had elected not to renew the management agreement with PRCM Advisers. On June 17, 2020, PRCM Advisers filed a complaint, or the State Complaint, against the Company in the Supreme Court of the State of New York in which PRCM Advisers alleges, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, and unfair competition and business practices in connection with the Company’s non-renewal of the management agreement. The State Complaint seeks, among other things, damages in an amount to be proven at trial, an order enjoining the Company from hiring certain employees of Pine River, an order enjoining the Company from making any use of Pine River’s intellectual property, and fees and costs incurred by PRCM Advisers in pursing the action. PRCM Advisers has subsequently filed a notice of voluntary discontinuance without prejudice with respect to the State Complaint.
On July 21, 2020, PRCM Advisers filed a separate complaint, or the Federal Complaint, against the Company in the United States District Court for the Southern District of New York. The Federal Complaint alleges, among other things, the misappropriation of trade secrets in violation of both the Defend Trade Secrets Act and New York common law, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and business practices, unjust enrichment, and conversion. The Federal Complaint seeks, among other things, an order enjoining the Company from hiring certain employees of Pine River, an order enjoining the Company from making any use of or disclosing Pine River’s trade secret, proprietary or confidential information, damages in an amount to be determined at a hearing and/or trial, disgorgement of the Company’s wrongfully obtained profits, and fees and costs incurred by PRCM Advisers in pursuing the action. The Company’s board of directors believes the State Complaint and the Federal Complaint are without merit and that the Company has fully complied with the terms of the management agreement. Consistent with its prior disclosures, the Company intends to transition to self-management in August 2020.
As of June 30, 2020, the Company’s condensed consolidated statements of comprehensive income (loss) do not recognize a contingency liability under ASC 450 because management does not believe that a loss or expense related to the State Complaint or the Federal Complaint is probable or reasonably estimable. If and when management believes payments associated with the State Complaint or the Federal Complaint are a probable future event that may result in a loss or expense to the Company and the loss or expense is reasonably estimable, the Company may recognize in its condensed consolidated financial statements a contingency liability and resulting loss in such period.
Based on information currently available, management is not aware of any other legal or regulatory claims that would have a material effect on the Company’s condensed consolidated statements of comprehensive income (loss) and therefore no additional accrual is required as of August 6, 2020.

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
On July 15, 2020, we provided PRCM Advisers with a notice of termination of the Management Agreement for “cause” pursuant to Section 15(a) thereof. As a result, the management agreement will terminate on August 14, 2020, and no termination fee will be payable upon termination. Thereafter, we will become a self-managed company. We believe that the termination of the management agreement, elimination of the annual management fee, and the transition to a self-management structure will result in material benefits to our stockholders, including substantial cost savings, the potential for enhanced returns on future capital growth, strengthened alignment of interests between management and stockholders and the potential to attract new institutional investors.

Our ability to execute the smooth and timely transition of all functions necessary to operate our business and to fully and timely realize the anticipated benefits of this transition is subject to various risks. Certain risks that may adversely impact the process include: the inability to successfully retain our senior management team and other personnel who currently support our business and operations; any adverse impacts resulting from litigation with PRCM Advisers related to the termination of the Management Agreement; unforeseen or higher than anticipated expenses following the transition; potential disruptions to our ordinary course operations, financing and vendor relationships and internal procedures; and the diversion of management’s attention caused by the transition process. The failure to manage the transition process efficiently and effectively, including the failure to smoothly transition services or retain our dedicated personnel, could result in the anticipated benefits of the transition not being realized in the timeframe currently anticipated or at all.
Litigation related to the termination of our management agreement with PRCM Advisers may delay or interfere with our transition to self-management and may also result in damages or other costs payable to PRCM Advisers.
In connection with the termination of our management agreement, PRCM Advisers has filed complaints in state and federal court that allege, among other things, the misappropriation of trade secrets in violation of both the Defend Trade Secrets Act and New York common law, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and business practices, unjust enrichment, and/or conversion. The complaints seek, among other things, an order enjoining the Company from hiring certain employees of Pine River, an order enjoining the Company from making any use of or disclosing Pine River’s intellectual property and/or trade secret, proprietary or confidential information; damages in an amount to be determined at a hearing and/or trial; disgorgement of wrongfully obtained profits; and/or fees and costs incurred in pursuing the actions. Our board of directors believes the complaints are without merit and that the Company has complied with the terms of the management agreement. Consistent with prior disclosures, we expect to transition to self-management following the termination of the management agreement on August 14, 2020.
The results of litigation are inherently uncertain. It is possible that a court could enjoin us from hiring our dedicated personnel or using certain intellectual property. In addition, any damages or costs and fees that may be awarded to PRCM Advisers related to the litigation may be significant. While we dispute and intend to vigorously defend against the claims set forth in the complaints, it is possible that the results of the litigation with PRCM Advisers may delay or interfere with our transition to self-management or adversely impact our results of operations and/or financial condition.
There is no guarantee that members of our senior management team and other dedicated personnel will remain employed or engaged by us following the termination of the management agreement.
We currently depend on Pine River to provide us with our executives and employees to administer our business activities and day-to-day operations. Following the termination of the management agreement, we expect to retain and continue to be managed by our senior management team along with the other dedicated personnel currently providing services to us. While our board of directors has extended offers of employment to our current personnel, there can be no assurance that all such personnel will accept employment with us. As is presently the case under our management agreement with PRCM Advisers, the departure or the loss of the services of members of our senior management team or other dedicated personnel, whether as a result of or following the transition to a self-managed company, could have a material adverse effect on our financial condition, results of operations and ability to effectively operate our business.
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
The novel coronavirus (COVID-19) pandemic has caused and is causing significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. The outbreak has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The impact of the pandemic and measures to prevent its spread have negatively impacted and could further negatively impact our business, including declines in the value of our target assets as well as adverse developments with respect to the cost and terms of financing available to us. Additionally, the economic impacts of pandemic have affected the financial stability of certain mortgage loan borrowers underlying the RMBS and MSR assets that we own and, as a result, the number of borrowers who are delinquent or default on their loans has increased. Elevated levels of delinquency or default may have an adverse impact on the value of our RMBS and MSR assets, as well as increase the cost to service our MSR assets. To the extent current conditions persist or worsen, we expect there to be a negative effect on our results of operations, which may reduce earnings and, in turn, cash available for distribution to our stockholders.
In response to the pandemic, the U.S. government has taken various actions to support the economy and the continued functioning of the financial markets. The Federal Reserve has announced its commitment to purchase unlimited amounts of U.S. Treasuries, mortgage-backed securities, municipal bonds and other assets. In addition, President Trump signed into law the CARES Act, which has and will provide billions of dollars of relief to individuals, businesses, state and local governments, and the health care system suffering the impact of the pandemic, including mortgage loan forbearance and modification programs to qualifying borrowers who have difficulty making their loan payments. Under applicable Fannie Mae and Freddie Mac policies and guidelines, in these cases we are required to make certain servicing advances on the MSR assets we own (e.g., principal, interest, tax and insurance payments) and may be responsible for bearing the burden of funding these advances for extended periods of time before receiving reimbursement from Fannie Mae and Freddie Mac. In April 2020, the Federal Housing Finance Agency, or FHFA, announced the alignment of Fannie Mae’s and Freddie Mac’s policies regarding servicer obligations to advance scheduled monthly principal and interest payments for single-family mortgage loans, confirming that once a servicer has advanced four months of missed payments on a loan it will have no further obligation to advance scheduled payments, The FHFA also announced that it will allow Fannie Mae and Freddie Mac to begin purchasing certain loans that go into forbearance. Notwithstanding these actions, it is possible that the impact and cost of the servicing advances required to be borne by us, could have material adverse consequences on our liquidity and financial condition.
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
(b)None.
(c)The Company’s share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of June 30, 2020, we had repurchased 12,174,300 shares under the program for a total cost of $201.5 million. We did not repurchase shares during the three months ended June 30, 2020.

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

3.10	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2017).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101	Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the three months ended June 30, 2020, filed with the SEC on August 6, 2020, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	August 6, 2020	By:	/s/ William Greenberg
William Greenberg Chief Executive Officer and President (Principal Executive Officer)
Dated:	August 6, 2020	By:	/s/ Mary Riskey
Mary Riskey Chief Financial Officer (Principal Financial and Accounting Officer)