Form 10-Q
period 2020-09-30
TWO HARBORS INVESTMENT CORP.
filed 2020-11-05
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2020
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
(612) 453-4100
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 3, 2020, there were 273,699,768 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Available-for-sale securities, at fair value (amortized cost $15,879,431; allowance for credit losses $25,495)	$16,574,321	$31,406,328
Mortgage servicing rights, at fair value	1,257,503	1,909,444
Cash and cash equivalents	1,615,074	558,136
Restricted cash	596,951	1,058,690
Accrued interest receivable	50,140	92,634
Due from counterparties	118,819	318,963
Derivative assets, at fair value	97,889	188,051
Reverse repurchase agreements	82,410	220,000
Other assets	194,543	169,376
Total Assets (1)	$20,587,650	$35,921,622
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Repurchase agreements	$16,376,696	$29,147,463
Federal Home Loan Bank advances	—	210,000
Revolving credit facilities	274,830	300,000
Term notes payable	395,328	394,502
Convertible senior notes	285,843	284,954
Derivative liabilities, at fair value	3,551	6,740
Due to counterparties	109,200	259,447
Dividends payable	57,268	128,125
Accrued interest payable	12,304	149,626
Commitments and contingencies (see Note 16)	—	—
Other liabilities	52,958	70,299
Total Liabilities (1)	17,567,978	30,951,156
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized and 40,050,000 and 40,050,000 shares issued and outstanding, respectively ($1,001,250 and $1,001,250 liquidation preference, respectively)	977,501	977,501
Common stock, par value $0.01 per share; 450,000,000 shares authorized and 273,694,411 and 272,935,731 shares issued and outstanding, respectively	2,737	2,729
Additional paid-in capital	5,161,491	5,154,764
Accumulated other comprehensive income	720,340	689,400
Cumulative earnings	814,585	2,655,891
Cumulative distributions to stockholders	(4,656,982)	(4,509,819)
Total Stockholders’ Equity	3,019,672	4,970,466
Total Liabilities and Stockholders’ Equity	$20,587,650	$35,921,622
____________________
(1)The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs. At September 30, 2020 and December 31, 2019, assets of the VIEs totaled $430,725 and $395,008, and liabilities of the VIEs totaled $430,725 and $395,008, respectively. See Note 3 - Variable Interest Entities for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income:
Available-for-sale securities	$89,200	$242,023	$443,614	$731,716
Other	516	7,717	8,936	24,536
Total interest income	89,716	249,740	452,550	756,252
Interest expense:
Repurchase agreements	18,652	176,450	222,068	501,361
Federal Home Loan Bank advances	—	391	1,747	10,406
Revolving credit facilities	2,391	3,964	8,748	15,316
Term notes payable	3,321	5,475	11,678	5,706
Convertible senior notes	4,821	4,797	14,366	14,256
Total interest expense	29,185	191,077	258,607	547,045
Net interest income	60,531	58,663	193,943	209,207
Other-than-temporary impairments:
Total other-than-temporary impairment losses	—	(5,950)	—	(11,004)
Other income (loss):
(Loss) gain on investment securities	(9,107)	248,828	(1,037,222)	251,977
Servicing income	99,114	126,025	342,802	373,922
Loss on servicing asset	(112,763)	(234,514)	(938,219)	(675,920)
Gain (loss) on interest rate swap, cap and swaption agreements	1,401	70,620	(296,117)	(101,414)
Gain on other derivative instruments	65,596	85,856	8,734	270,798
Other income	84	495	948	277
Total other income (loss)	44,325	297,310	(1,919,074)	119,640
Expenses:
Management fees	5,759	16,839	31,738	42,556
Servicing expenses	26,197	17,696	70,049	54,354
Other operating expenses	18,976	13,344	47,892	42,913
Restructuring charges	(139,788)	—	6,000	—
Total expenses	(88,856)	47,879	155,679	139,823
Income (loss) before income taxes	193,712	302,144	(1,880,810)	178,020
Benefit from income taxes	(8,202)	(3,556)	(39,504)	(11,188)
Net income (loss)	201,914	305,700	(1,841,306)	189,208
Dividends on preferred stock	18,950	18,951	56,851	56,851
Net income (loss) attributable to common stockholders	$182,964	$286,749	$(1,898,157)	$132,357
Basic earnings (loss) per weighted average common share	$0.67	$1.05	$(6.94)	$0.50
Diluted earnings (loss) per weighted average common share	$0.64	$1.00	$(6.94)	$0.50
Dividends declared per common share	$0.14	$0.40	$0.33	$1.27
Weighted average number of shares of common stock:
Basic	273,705,785	272,897,575	273,567,998	266,114,772
Diluted	291,876,935	291,053,718	273,567,998	266,114,772
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited), continued
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Comprehensive income (loss):
Net income (loss)	$201,914	$305,700	$(1,841,306)	$189,208
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	36,216	(29,164)	30,940	637,537
Other comprehensive income (loss)	36,216	(29,164)	30,940	637,537
Comprehensive income (loss)	238,130	276,536	(1,810,366)	826,745
Dividends on preferred stock	18,950	18,951	56,851	56,851
Comprehensive income (loss) attributable to common stockholders	$219,180	$257,585	$(1,867,217)	$769,894
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

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited), continued
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2019	$977,501	$2,729	$5,154,764	$689,400	$2,655,891	$(4,509,819)	$4,970,466
Net loss	—	—	—	—	(1,869,656)	—	(1,869,656)
Other comprehensive income before reclassifications, net of tax	—	—	—	234,926	—	—	234,926
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(432,996)	—	—	(432,996)
Other comprehensive loss, net of tax	—	—	—	(198,070)	—	—	(198,070)
Issuance of common stock, net of offering costs	—	—	142	—	—	—	142
Repurchase of common stock	—	(1)	(1,063)	—	—	—	(1,064)
Non-cash equity award compensation	—	7	2,308	—	—	—	2,315
Balance, March 31, 2020	977,501	2,735	5,156,151	491,330	786,235	(4,509,819)	2,904,133
Net loss	—	—	—	—	(173,564)	—	(173,564)
Other comprehensive income before reclassifications, net of tax	—	—	—	231,099	—	—	231,099
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(38,305)	—	—	(38,305)
Other comprehensive income, net of tax	—	—	—	192,794	—	—	192,794
Issuance of common stock, net of offering costs	—	—	95	—	—	—	95
Preferred dividends declared	—	—	—	—	—	(37,901)	(37,901)
Common dividends declared	—	—	—	—	—	(51,936)	(51,936)
Non-cash equity award compensation	—	2	2,313	—	—	—	2,315
Balance, June 30, 2020	977,501	2,737	5,158,559	684,124	612,671	(4,599,656)	2,835,936
Net income	—	—	—	—	201,914	—	201,914
Other comprehensive income before reclassifications, net of tax	—	—	—	36,216	—	—	36,216
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	36,216	—	—	36,216
Issuance of common stock, net of offering costs	—	—	75	—	—	—	75
Preferred dividends declared	—	—	—	—	—	(18,950)	(18,950)
Common dividends declared	—	—	—	—	—	(38,376)	(38,376)
Non-cash equity award compensation	—	—	2,857	—	—	—	2,857
Balance, September 30, 2020	$977,501	$2,737	$5,161,491	$720,340	$814,585	$(4,656,982)	$3,019,672
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows From Operating Activities:
Net (loss) income	$(1,841,306)	$189,208
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of premiums and discounts on investment securities, net	167,609	119,175
Amortization of deferred debt issuance costs on term notes payable and convertible senior notes	1,715	1,096
Other-than-temporary impairment losses	—	11,004
Provision for credit losses on investment securities	53,931	—
Realized and unrealized losses (gains) on investment securities	983,291	(251,977)
Loss on servicing asset	938,219	675,920
Realized and unrealized loss on interest rate swaps, caps and swaptions	227,989	167,160
Unrealized gain on other derivative instruments	(20,665)	(36,439)
Equity based compensation	7,487	6,539
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	42,494	(732)
Increase in deferred income taxes, net	(50,728)	(33,287)
Decrease in accrued interest payable	(137,322)	(37,212)
Change in other operating assets and liabilities, net	5,696	40,629
Net cash provided by operating activities	378,410	851,084
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(6,433,637)	(18,406,882)
Proceeds from sales of available-for-sale securities	16,969,870	14,065,573
Principal payments on available-for-sale securities	3,120,922	2,334,729
Purchases of trading securities	(1,052,500)	—
Proceeds from sales of trading securities	1,053,477	—
Purchases of mortgage servicing rights, net of purchase price adjustments	(284,456)	(333,506)
(Payments for) proceeds from sales of mortgage servicing rights, net	(1,822)	(530)
(Purchases) short sales of derivative instruments, net	(28,862)	(76,739)
(Payments for termination and settlement) proceeds from sales and settlement of derivative instruments, net	(91,489)	(768,010)
Payments for reverse repurchase agreements	(1,928,977)	(1,480,150)
Proceeds from reverse repurchase agreements	2,066,567	2,061,390
Increase (decrease) in due to counterparties, net	49,897	(59,434)
Change in other investing assets and liabilities, net	2,508	37,737
Net cash provided by (used in) investing activities	$13,441,498	$(2,625,822)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$74,561,271	$202,963,685
Principal payments on repurchase agreements	(87,332,038)	(200,530,025)
Proceeds from Federal Home Loan Bank advances	585,000	—
Principal payments on Federal Home Loan Bank advances	(795,000)	(815,024)
Proceeds from revolving credit facilities	143,000	450,000
Principal payments on revolving credit facilities	(168,170)	(460,000)
Proceeds from issuance of term notes payable	—	393,918
Proceeds from issuance of common stock, net of offering costs	312	335,666
Repurchase of common stock	(1,064)	(19)
Dividends paid on preferred stock	(56,851)	(56,851)
Dividends paid on common stock	(161,169)	(353,989)
Net cash (used in) provided by financing activities	(13,224,709)	1,927,361
Net increase in cash, cash equivalents and restricted cash	595,199	152,623
Cash, cash equivalents and restricted cash at beginning of period	1,616,826	1,097,764
Cash, cash equivalents and restricted cash at end of period	$2,212,025	$1,250,387
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$392,276	$581,333
Cash paid for taxes, net	$9,535	$16,946
Noncash Activities:
Cumulative-effect adjustment to equity for adoption of new accounting principle	$—	$442
Dividends declared but not paid at end of period	$57,268	$128,109
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
In the first quarter of 2020, the Company experienced unprecedented market conditions as a result of the global COVID-19 pandemic, including unusually significant spread widening in both Agency RMBS and non-Agency securities. In response, the Company focused its efforts on raising excess liquidity and de-risking its portfolio. On March 25, 2020, the Company sold substantially all of its non-Agency securities in order to eliminate the risks posed by continued margin calls and ongoing funding concerns associated with the significant spread widening on these assets. During the first quarter, the Company also sold approximately one-third of its Agency RMBS in order to reduce risk and raise cash to establish a strong defensive liquidity position to weather potential ongoing economic and market instability. Since then, the Company has added modestly to its Agency RMBS and MSR portfolio, deploying risk as the market entered a period of stabilization and asset price recovery.
Through August 14, 2020, the Company was externally managed and advised by PRCM Advisers LLC, a subsidiary of Pine River Capital Management L.P., or Pine River, under the terms of a Management Agreement between the Company and PRCM Advisers. The Company terminated the Management Agreement effective August 14, 2020 for “cause” in accordance with Section 15(a) thereof. On August 15, 2020, the Company completed its transition to self-management and directly hired the senior management team and other personnel who had historically provided services to the Company.

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
The condensed consolidated financial statements of the Company include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. All trust entities in which the Company holds investments that are considered variable interest entities, or VIEs, for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2020 and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2020 should not be construed as indicative of the results to be expected for future periods or the full year.

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
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s 2019 Annual Report on Form 10-K is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s consolidated financial condition and results of operations for the nine months ended September 30, 2020.
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
The standard applies to Agency and non-Agency securities that are accounted for as beneficial interests under Accounting Standards Codification (ASC) 325-40, Investments-Other: Beneficial Interests in Securitized Financial Assets, and ASC 310-30, Receivables: Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-30. Only beneficial interests that were previously accounted for as purchased credit impaired under ASC 310-30 were accounted for as purchased credit deteriorated under Topic 326 on the transition date.

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
Issuer’s Accounting for Debt and Equity Instruments
In August 2020, the FASB issued ASU No. 2020-06 to simplify an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. Under the new guidance, only conversion features associated with a convertible debt instrument issued at a substantial premium and those that are considered embedded derivatives in accordance with derivatives guidance will be accounted for separate from the convertible instrument. Additionally, for contracts in an entity’s own equity, the new guidance eliminates some of the requirements for equity classification. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. The ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2021, with early adoption permitted. The Company has determined this ASU will not have an impact on the Company’s financial condition, results of operations or financial statement disclosures.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Note receivable (1)	$395,328	$394,502
Cash and cash equivalents	—	200
Restricted cash	35,200	—
Accrued interest receivable (1)	197	306
Total Assets	$430,725	$395,008
Term notes payable	$395,328	$394,502
Accrued interest payable	197	306
Other liabilities	35,200	200
Total Liabilities	$430,725	$395,008
____________________
(1)Receivables due from a wholly owned subsidiary of the Company to the Issuer Trust are eliminated in consolidation in accordance with U.S. GAAP.

Note 4. Available-for-Sale Securities, at Fair Value
The Company holds both Agency and non-Agency AFS investment securities which are carried at fair value on the condensed consolidated balance sheets. In the first quarter of 2020, the Company experienced unprecedented market conditions as a result of the global COVID-19 pandemic, including unusually significant spread widening in both Agency RMBS and non-Agency securities. In response, the Company focused its efforts on raising excess liquidity and de-risking its portfolio. On March 25, 2020, the Company sold substantially all of its non-Agency securities in order to eliminate the risks posed by continued margin calls and ongoing funding concerns associated with the significant spread widening on these assets. During the first quarter, the Company also sold approximately one-third of its Agency RMBS in order to reduce risk and raise cash to establish a strong defensive liquidity position to weather potential ongoing economic and market instability. Since then, the Company has added modestly to its Agency RMBS portfolio, deploying risk as the market entered a period of stabilization and asset price recovery.
The following table presents the Company’s AFS investment securities by collateral type as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Agency
Federal National Mortgage Association	$13,607,826	$21,252,575
Federal Home Loan Mortgage Corporation	2,603,002	6,070,500
Government National Mortgage Association	345,500	454,980
Non-Agency	17,993	3,628,273
Total available-for-sale securities	$16,574,321	$31,406,328

At September 30, 2020 and December 31, 2019, the Company pledged AFS securities with a carrying value of $16.6 billion and $29.8 billion, respectively, as collateral for repurchase agreements and advances from the Federal Home Loan Bank of Des Moines, or the FHLB. See Note 11 - Repurchase Agreements and Note 12 - Federal Home Loan Bank of Des Moines Advances.
At September 30, 2020 and December 31, 2019, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company is not required to consolidate variable interest entities, or VIEs, for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include all non-Agency securities, which are classified within available-for-sale securities, at fair value on the condensed consolidated balance sheets. As of September 30, 2020 and December 31, 2019, the carrying value, which also represents the maximum exposure to loss, of all non-Agency securities in unconsolidated VIEs was $18.0 million and $3.6 billion, respectively.
The following tables present the amortized cost and carrying value of AFS securities by collateral type as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$15,040,007	$688,566	$(14)	$15,728,559	$—	$722,176	$(349)	$16,450,386
Interest-only	2,189,734	126,068	—	126,068	(19,241)	12,298	(13,183)	105,942
Total Agency	17,229,741	814,634	(14)	15,854,627	(19,241)	734,474	(13,532)	16,556,328
Non-Agency:
Principal and interest	2,429	7	(38)	2,398	—	141	—	2,539
Interest-only	2,714,583	22,406	—	22,406	(6,254)	62	(760)	15,454
Total Non-Agency	2,717,012	22,413	(38)	24,804	(6,254)	203	(760)	17,993
Total	$19,946,753	$837,047	$(52)	$15,879,431	$(25,495)	$734,677	$(14,292)	$16,574,321

	December 31, 2019
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$26,239,544	$986,343	$(19)	$—	$27,225,868	$424,818	$(8,815)	$27,641,871
Interest-only	2,601,693	169,811	—	—	169,811	13,724	(47,351)	136,184
Total Agency	28,841,237	1,156,154	(19)	—	27,395,679	438,542	(56,166)	27,778,055
Non-Agency:
Principal and interest	5,498,654	8,980	(560,140)	(1,711,951)	3,235,543	341,583	(23,263)	3,553,863
Interest-only	4,356,603	79,935	—	—	79,935	3,039	(8,564)	74,410
Total Non-Agency	9,855,257	88,915	(560,140)	(1,711,951)	3,315,478	344,622	(31,827)	3,628,273
Total	$38,696,494	$1,245,069	$(560,159)	$(1,711,951)	$30,711,157	$783,164	$(87,993)	$31,406,328

The following tables present the carrying value of the Company’s AFS securities by rate type as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$11,798	$16,235	$28,033
Fixed Rate	16,544,530	1,758	16,546,288
Total	$16,556,328	$17,993	$16,574,321

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2019
(in thousands)	Agency	Non-Agency	Total
Adjustable Rate	$14,584	$3,344,287	$3,358,871
Fixed Rate	27,763,471	283,986	28,047,457
Total	$27,778,055	$3,628,273	$31,406,328

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of September 30, 2020:

	September 30, 2020
(in thousands)	Agency	Non-Agency	Total
< 1 year	$2,316	$3,150	$5,466
≥ 1 and < 3 years	215,402	14,843	230,245
≥ 3 and < 5 years	14,444,913	—	14,444,913
≥ 5 and < 10 years	1,892,932	—	1,892,932
≥ 10 years	765	—	765
Total	$16,556,328	$17,993	$16,574,321

Measurement of Allowances for Credit Losses on AFS Securities (Subsequent to the Adoption of Topic 326)
Following the adoption of Topic 326 on January 1, 2020, the Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on both Agency and non-Agency AFS securities that are not accounted for under the fair value option. The estimated allowance for credit losses is equal to the difference between the prepayment adjusted contractual cash flows with no credit losses and the prepayment adjusted expected cash flows with credit losses, discounted at the effective interest rate on the AFS security that was in effect upon adoption of the standard. The contractual cash flows and expected cash flows are based on management’s best estimate and take into consideration current prepayment assumptions, lifetime expected losses based on past loss experience, current market conditions, and reasonable and supportable forecasts of future conditions. The allowance for credit losses on Agency AFS securities relates to prepayment assumption changes on interest-only Agency RMBS. The allowance for credit losses causes an increase in the AFS security amortized cost and recognizes an allowance for credit losses in the same amount, with the provision for credit losses recognized in earnings (within (loss) gain on investment securities) and the balance of the unrealized loss recognized in either other comprehensive income (loss), net of tax, or (loss) gain on investment securities, depending on the accounting treatment.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents the changes for the three and nine months ended September 30, 2020 in the allowance for credit losses on Agency and non-Agency AFS securities:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020			2020
(in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(30,634)	$(11,949)	$(42,583)	$—	$(244,876)	$(244,876)
Additions:
On securities for which credit losses were not previously recorded	(86)	—	(86)	(32,882)	(11,404)	(44,286)
Arising from purchases of securities accounted for as purchased credit deteriorated	—	—	—	—	—	—
Reductions:
For securities sold	—	—	—	—	246,792	246,792
Due to the intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost	—	—	—	—	—	—
Increase (decrease) on securities with previously recorded credit losses	(558)	(6,456)	(7,014)	1,604	(11,249)	(9,645)
Writeoffs	12,037	12,151	24,188	12,037	17,018	29,055
Recoveries of amounts previously written off	—	—	—	—	(2,535)	(2,535)
Allowance for credit losses at end of period	$(19,241)	$(6,254)	$(25,495)	$(19,241)	$(6,254)	$(25,495)

The following table presents the components comprising the carrying value of AFS securities for which an allowance for credit losses has not been recorded by length of time that the securities had an unrealized loss position as of September 30, 2020 (subsequent to the adoption of Topic 326). At September 30, 2020, the Company held 833 AFS securities; of the securities for which an allowance for credit losses has not been recorded, 8 were in an unrealized loss position for less than twelve consecutive months and 11 were in an unrealized loss position for more than twelve consecutive months.

	September 30, 2020
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$17,991	$(4,598)	$12,962	$(437)	$30,953	$(5,035)
Non-Agency	—	—	—	—	—	—
Total	$17,991	$(4,598)	$12,962	$(437)	$30,953	$(5,035)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Evaluating AFS Securities for Other-Than-Temporary Impairments (Prior to the Adoption of Topic 326)
In evaluating AFS securities for OTTI prior to the adoption of Topic 326, the Company determined whether there had been a significant adverse quarterly change in the cash flow expectations for a security. The Company compared the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considered whether there had been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security was greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment had occurred. If the Company did not intend to sell and would not be more likely than not required to sell the security, the credit loss was recognized in earnings and the balance of the unrealized loss was recognized in either other comprehensive income (loss), net of tax, or (loss) gain on investment securities, depending on the accounting treatment. If the Company intended to sell the security or would be more likely than not required to sell the security, the full unrealized loss was recognized in earnings.
During the three and nine months ended September 30, 2019, the Company recorded $6.0 million and $11.0 million in other-than-temporary credit impairments on a total of sixteen non-Agency securities where the future expected cash flows for each security were less than its amortized cost. At September 30, 2019, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company would be required to sell the securities; therefore, only the projected credit loss was recognized in earnings. As of September 30, 2020, the Company no longer held any of the securities for which OTTI had been recognized prior to January 1, 2020.
The following table presents the changes in cumulative credit losses related to OTTI for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Cumulative other-than-temporary credit losses at beginning of period	$—	$(9,376)	$(17,021)	$(6,865)
Additions:
Other-than-temporary impairments not previously recognized	—	(5,950)	—	(10,353)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	—	—	—	(651)
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	—	—	—	1,703
Decreases related to other-than-temporary impairments on securities sold	—	1,613	17,021	2,453
Cumulative other-than-temporary credit losses at end of period	$—	$(13,713)	$—	$(13,713)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents the changes for the nine months ended September 30, 2019 in the net unamortized discount/premium and designated credit reserve on non-Agency AFS securities:

	Nine Months Ended
	September 30, 2019
(in thousands)	Designated Credit Reserve	Net Unamortized Discount/Premium	Total
Beginning balance at January 1	$(1,322,762)	$(603,591)	$(1,926,353)
Acquisitions	(471,746)	10,524	(461,222)
Accretion of net discount	—	27,782	27,782
Realized credit losses	18,668	—	18,668
Reclassification adjustment for other-than-temporary impairments	(6,847)	—	(6,847)
Transfers from (to)	34,157	(34,157)	—
Sales, calls, other	24,892	226,923	251,815
Ending balance at September 30	$(1,723,638)	$(372,519)	$(2,096,157)

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

Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within (loss) gain on investment securities in the Company’s condensed consolidated statements of comprehensive income (loss). The following table presents details around sales of AFS securities during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Proceeds from sales of available-for-sale securities	$—	$6,111,897	$16,969,870	$14,065,573
Amortized cost of available-for-sale securities sold	—	(5,861,630)	(17,947,686)	(13,809,174)
Total realized gains (losses) on sales, net	$—	$250,267	$(977,816)	$256,399

Gross realized gains	$—	$254,655	$280,885	$380,808
Gross realized losses	—	(4,388)	(1,258,701)	(124,409)
Total realized gains (losses) on sales, net	$—	$250,267	$(977,816)	$256,399

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
The following table summarizes activity related to MSR for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of period	$1,279,195	$1,800,826	$1,909,444	$1,993,440
Purchases of mortgage servicing rights	88,706	76,588	294,040	341,110
Sales of mortgage servicing rights	—	905	1,814	905
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	41,429	(144,071)	(570,347)	(477,710)
Other changes in fair value (1)	(154,184)	(90,529)	(367,864)	(198,585)
Other changes (2)	2,357	7,837	(9,584)	(7,604)
Balance at end of period (3)	$1,257,503	$1,651,556	$1,257,503	$1,651,556
____________________
(1)Other changes in fair value primarily represents changes due to the realization of expected cash flows.
(2)Other changes includes purchase price adjustments, contractual prepayment protection, and changes due to the Company’s purchase of the underlying collateral.
(3)Based on the principal balance of the loans underlying the MSR reported by servicers on a month lag, adjusted for current month purchases.

At September 30, 2020 and December 31, 2019, the Company pledged MSR with a carrying value of $1.0 billion and $1.6 billion, respectively, as collateral for repurchase agreements, revolving credit facilities and term notes payable. See Note 11 - Repurchase Agreements, Note 13 - Revolving Credit Facilities and Note 14 - Term Notes Payable.
As of September 30, 2020 and December 31, 2019, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands, except per loan data)	September 30, 2020	December 31, 2019
Weighted average prepayment speed:	21.4%	14.8%
Impact on fair value of 10% adverse change	$(103,057)	$(88,459)
Impact on fair value of 20% adverse change	$(193,815)	$(188,209)
Weighted average delinquency:	2.4%	0.9%
Impact on fair value of 10% adverse change	$(2,159)	$(7,470)
Impact on fair value of 20% adverse change	$(3,894)	$(15,020)
Weighted average discount rate:	5.1%	7.2%
Impact on fair value of 10% adverse change	$(19,684)	$(49,274)
Impact on fair value of 20% adverse change	$(38,195)	$(95,963)
Weighted average per loan annual cost to service:	$68.63	$66.62
Impact on fair value of 10% adverse change	$(18,506)	$(23,932)
Impact on fair value of 20% adverse change	$(37,096)	$(48,054)

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
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Servicing fee income	$96,332	$106,700	$318,686	$327,184
Ancillary and other fee income	391	499	1,388	1,302
Float income	2,391	18,826	22,728	45,436
Total	$99,114	$126,025	$342,802	$373,922

Mortgage Servicing Advances
As the servicer of record for the MSR assets, the Company may be required to advance principal and interest payments to security holders, and intermittent tax and insurance payments to local authorities and insurance companies on mortgage loans that are in forbearance, delinquency or default. The Company is responsible for funding these advances, potentially for an extended period of time, before receiving reimbursement from Fannie Mae and Freddie Mac. Servicing advances are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances totaled $37.8 million and $45.6 million and were included in other assets on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, mortgage loans in 60+ day delinquent status (whether or not subject to forbearance) accounted for approximately 4.1% of the aggregate principal balance of loans for which the Company had servicing advance funding obligations.
During the three months ended September 30, 2020, the Company entered into a new revolving credit facility to finance its servicing advance obligations. At September 30, 2020, the Company had pledged servicing advances with a carrying value of $11.1 million as collateral for this revolving credit facility. See Note 13 - Revolving Credit Facilities.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of residential mortgage loans underlying its MSR asset, off-balance sheet residential mortgage loans owned by other entities for which the Company acts as servicing administrator, and other assets. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	719,344	$156,444,362	793,470	$175,882,142
Residential mortgage loans	2,139	1,372,188	3,157	2,033,951
Other assets	—	—	71	12,511
Total serviced mortgage assets	721,483	$157,816,550	796,698	$177,928,604

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 6. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
The Company is required to maintain certain cash balances with counterparties for securities and derivatives trading activity, servicing activities and collateral for the Company’s borrowings in restricted accounts. The Company has also placed cash in a restricted account pursuant to a letter of credit on an office space lease.
The following table presents the Company’s restricted cash balances as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Restricted cash balances held by trading counterparties:
For securities trading activity	$45,000	$45,050
For derivatives trading activity	57,355	94,570
For servicing activities	2,438	—
As restricted collateral for borrowings	492,098	919,010
Total restricted cash balances held by trading counterparties	596,891	1,058,630
Restricted cash balance pursuant to letter of credit on office lease	60	60
Total	$596,951	$1,058,690

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$1,615,074	$558,136
Restricted cash	596,951	1,058,690
Total cash, cash equivalents and restricted cash	$2,212,025	$1,616,826

Note 7. Derivative Instruments and Hedging Activities
The Company enters into a variety of derivative and non-derivative instruments in connection with its risk management activities. The primary objective for executing these derivative and non-derivative instruments is to mitigate the Company’s economic exposure to future events that are outside its control, principally cash flow volatility associated with interest rate risk (including associated prepayment risk). Specifically, the Company enters into derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of its floating-rate borrowings into fixed-rate borrowings to more closely match the duration of its assets. This particularly applies to floating-rate borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (e.g., LIBOR or the OIS rate) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration.
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
Balance Sheet Presentation
In accordance with ASC 815, Derivatives and Hedging, the Company records derivative financial instruments on its condensed consolidated balance sheets as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative instruments and whether they are designated or qualifying as hedge instruments. Due to the volatility of the interest rate and credit markets and difficulty in effectively matching pricing or cash flows, the Company has not designated any current derivatives as hedging instruments.
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of September 30, 2020 and December 31, 2019.

	September 30, 2020
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$67,468	$338,646	$—	$—
Interest rate swap agreements	—	—	—	12,394,818
Swaptions, net	10,791	6,000,000	—	—
TBAs	18,460	3,947,000	(3,551)	2,289,000
U.S. Treasury futures	1,170	866,600	—	—
Total	$97,889	$11,152,246	$(3,551)	$14,683,818

	December 31, 2019
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$69,469	$397,137	$—	$—
Interest rate swap agreements	102,268	2,725,000	—	36,977,470
Swaptions, net	7,801	1,257,000	—	—
TBAs	8,011	9,584,000	(6,711)	(2,157,000)
U.S. Treasury futures	502	380,000	—	—
Markit IOS total return swaps	—	—	(29)	41,890
Total	$188,051	$14,343,137	$(6,740)	$34,862,360

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive income (loss):

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
(in thousands)		September 30,		September 30,
		2020	2019	2020	2019
Interest rate risk management
TBAs	Gain on other derivative instruments	$60,993	$82,964	$(29,385)	$221,439
Short U.S. Treasuries	Gain on other derivative instruments	—	—	—	(6,801)
U.S. Treasury futures	Gain on other derivative instruments	4,448	(359)	26,956	46,089
Put and call options for TBAs	Gain on other derivative instruments	—	—	—	(7,666)
Interest rate swaps - Payers	Gain (loss) on interest rate swap, cap and swaption agreements	8,269	(172,856)	(1,151,119)	(834,426)
Interest rate swaps - Receivers	Gain (loss) on interest rate swap, cap and swaption agreements	(7,879)	211,086	904,492	664,313
Swaptions	Gain (loss) on interest rate swap, cap and swaption agreements	1,011	32,390	(49,490)	76,383
Interest rate caps	Gain (loss) on interest rate swap, cap and swaption agreements	—	—	—	(7,684)
Markit IOS total return swaps	Gain on other derivative instruments	—	(888)	(2,430)	(1,365)
Non-risk management
Inverse interest-only securities	Gain on other derivative instruments	155	4,139	13,593	19,102
Total		$66,997	$156,476	$(287,383)	$169,384

For the three and nine months ended September 30, 2020, the Company recognized $0.8 million of income and $68.1 million of expense, respectively, for the accrual and/or settlement of the net interest expense associated with its interest rate swaps and caps. The income results from receiving either a floating interest rate (LIBOR or the OIS rate) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (LIBOR or the OIS rate) on an average $7.6 billion and $32.0 billion notional, respectively. For the three and nine months ended September 30, 2019, the Company recognized $19.2 million and $65.7 million, respectively, of income for the accrual and/or settlement of the net interest expense associated with its interest rate swaps and caps. The income results from paying either a fixed interest rate or a floating interest rate (LIBOR or the OIS rate) and receiving either a floating interest rate (LIBOR or the OIS rate) or a fixed interest rate on an average $41.2 billion and $39.8 billion notional, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$361,933	$—	$(23,287)	$338,646	$350,876	$—
Interest rate swap agreements	4,479,000	7,915,818	—	12,394,818	7,595,385	—
Swaptions, net	—	6,000,000	—	6,000,000	239,130	—
TBAs, net	3,236,000	21,358,000	(18,358,000)	6,236,000	4,760,456	82,490
U.S. Treasury futures	—	2,552,500	(1,685,900)	866,600	986,795	3,291
Total	$8,076,933	$37,826,318	$(20,067,187)	$25,836,064	$13,932,642	$85,781

	Three Months Ended September 30, 2019
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$436,611	$—	$(20,668)	$415,943	$427,222	$—
Interest rate swap agreements	40,470,277	17,874,435	(16,511,217)	41,833,495	41,180,308	38,044
Interest rate cap contracts	—	—	—	—	—	—
Swaptions, net	3,875,000	1,000,000	(3,125,000)	1,750,000	2,650,815	37,365
TBAs, net	9,422,000	40,347,000	(39,906,000)	9,863,000	9,107,707	94,505
U.S. Treasury futures	1,300,000	3,567,000	(4,547,000)	320,000	657,022	26,939
Markit IOS total return swaps	45,536	—	(1,769)	43,767	46,088	—
Total	$55,549,424	$62,788,435	$(64,111,654)	$54,226,205	$54,069,162	$196,853

	Nine Months Ended September 30, 2020
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$397,137	$—	$(58,491)	$338,646	$370,379	$—
Interest rate swap agreements	39,702,470	56,403,253	(83,710,905)	12,394,818	32,006,660	(334,502)
Swaptions, net	1,257,000	7,017,000	(2,274,000)	6,000,000	956,387	(50,700)
TBAs, net	7,427,000	41,431,000	(42,622,000)	6,236,000	3,809,515	(42,993)
U.S. Treasury futures	(380,000)	10,782,500	(9,535,900)	866,600	681,497	26,295
Markit IOS total return swaps	41,890	—	(41,890)	—	13,547	(2,077)
Total	$48,445,497	$115,633,753	$(138,243,186)	$25,836,064	$37,837,985	$(403,977)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30, 2019
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$476,299	$—	$(60,356)	$415,943	$447,082	$—
Interest rate swap agreements	29,523,605	32,373,068	(20,063,178)	41,833,495	38,402,820	41,975
Interest rate cap contracts	2,500,000	—	(2,500,000)	—	1,417,216	(8,690)
Swaptions, net	63,000	14,200,000	(12,513,000)	1,750,000	3,259,802	63,139
TBAs, net	6,484,000	119,252,000	(115,873,000)	9,863,000	8,905,264	242,102
Short U.S. Treasuries	(800,000)	—	800,000	—	(61,097)	(23,172)
U.S. Treasury futures	—	8,077,000	(7,757,000)	320,000	691,414	47,565
Put and call options for TBAs, net	(1,767,000)	—	1,767,000	—	(147,606)	(32,962)
Markit IOS total return swaps	48,265	—	(4,498)	43,767	45,964	—
Total	$36,528,169	$173,902,068	$(156,204,032)	$54,226,205	$52,960,859	$329,957
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
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when mortgage rates decline or increase, depending on the type of investment. Rising mortgage rates generally result in a decline in the value of the Company’s fixed-rate Agency principal and interest (P&I) RMBS. To mitigate the impact of this risk on the Company’s fixed-rate Agency P&I RMBS portfolio, the Company maintains a portfolio of fixed-rate interest-only securities and MSR, which increase in value when interest rates increase. As of September 30, 2020 and December 31, 2019, the Company had $48.7 million and $122.2 million, respectively, of interest-only securities, and $1.3 billion and $1.9 billion, respectively, of MSR in place to primarily hedge its Agency RMBS. Interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.
The Company monitors its borrowings under repurchase agreements, FHLB advances and revolving credit facilities, which are generally floating-rate debt, in relation to the rate profile of its portfolio. In connection with its risk management activities, the Company enters into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or duration mismatch (or gap) by adjusting the duration of its floating-rate borrowings into fixed-rate borrowings to more closely match the duration of its assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (e.g., LIBOR or the OIS rate) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of the Company’s portfolio as well as its cash flows, the Company may, at times, enter into various forward contracts, including short securities, TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on the Company’s current interest rate risk management strategy, the Company has entered into TBAs and interest rate swap agreements.

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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of September 30, 2020 and December 31, 2019:

	September 30, 2020
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$8,789,000	$9,196,682	$9,210,143	$16,768	$(3,307)
Sale contracts	(2,553,000)	(2,700,653)	(2,699,205)	1,692	(244)
TBAs, net	$6,236,000	$6,496,029	$6,510,938	$18,460	$(3,551)

	December 31, 2019
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$10,223,000	$10,557,745	$10,565,556	$8,011	$(200)
Sale contracts	(2,796,000)	(2,902,858)	(2,909,369)	—	(6,511)
TBAs, net	$7,427,000	$7,654,887	$7,656,187	$8,011	$(6,711)
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

U.S. Treasury Futures. The Company may use U.S. Treasury futures independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of September 30, 2020 and December 31, 2019, the Company had purchased U.S. Treasury futures with a notional amount of $866.6 million and $380.0 million and a fair market value of $1.2 million and $0.5 million included in derivative assets, at fair value, on the condensed consolidated balance sheet as of September 30, 2020 and December 31, 2019, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of September 30, 2020 and December 31, 2019, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a floating interest rate (LIBOR or the OIS rate):

(notional in thousands)
September 30, 2020
Swaps Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2022	$7,415,818	0.042%	0.090%	1.91
2023	2,281,500	0.023%	0.090%	2.73
2024 and Thereafter	1,497,500	0.257%	0.090%	6.74
Total	$11,194,818	0.067%	0.090%	2.72

(notional in thousands)
December 31, 2019
Swaps Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2020	$3,640,000	1.806%	1.937%	0.83
2021	15,740,977	1.681%	1.910%	1.47
2022	2,578,640	1.911%	1.901%	2.74
2023	215,000	3.057%	1.910%	3.90
2024 and Thereafter	8,739,092	2.224%	1.935%	7.20
Total	$30,913,709	1.878%	1.921%	3.14

Additionally, as of September 30, 2020 and December 31, 2019, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk whereby the Company pays interest at a floating interest rate (LIBOR or the OIS rate):

(notional in thousands)
September 30, 2020
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2024 and Thereafter	$1,200,000	0.090%	0.442%	9.68
Total	$1,200,000	0.090%	0.442%	9.68

(notional in thousands)
December 31, 2019
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2020	$250,000	1.953%	2.258%	0.06
2021	915,000	1.894%	2.516%	1.10
2022	—	—%	—%	0.00
2023	—	—%	—%	0.00
2024 and Thereafter	7,623,761	1.937%	2.232%	8.64
Total	$8,788,761	1.933%	2.262%	7.61

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Interest Rate Swaptions. The Company may use interest rate swaptions (agreements to enter into interest rate swaps in the future for which the Company would either pay or receive a fixed rate) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of September 30, 2020 and December 31, 2019, the Company had the following outstanding interest rate swaptions that were utilized as macro-economic hedges:

	September 30, 2020
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost Basis	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$5,780	$6,942	3.36	$3,000,000	1.23%	SOFR	10.0
Receiver	< 6 Months	$4,000	$3,849	3.36	$3,000,000	SOFR	0.23%	10.0

	December 31, 2019
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$24,700	$16,095	3.20	$7,525,000	2.27%	3M Libor	10.0
Receiver	< 6 Months	$4,100	$342	1.10	$500,000	3M Libor	1.55%	10.0
Sale contracts:
Receiver	< 6 Months	$(20,800)	$(8,636)	3.24	$(6,768,000)	3M Libor	1.28%	10.0

Markit IOS Total Return Swaps. The Company may use total return swaps (agreements whereby the Company receives or makes payments based on the total return of an underlying instrument or index, such as the Markit IOS Index, in exchange for fixed or floating rate interest payments) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company enters into total return swaps to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our portfolio (referred to as “convexity risk”). Total return swaps based on the Markit IOS Index are intended to synthetically replicate the performance of interest-only securities. The Company did not hold any total return swaps as of September 30, 2020. As of December 31, 2019, the Company had the following total return swap agreements in place:

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
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of September 30, 2020, the fair value of derivative financial instruments as an asset and liability position was $97.9 million and $3.6 million, respectively.
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

Note 8. Reverse Repurchase Agreements
As of September 30, 2020 and December 31, 2019, the Company had $82.8 million and $215.6 million in amounts due to counterparties as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a fair value of $82.4 million and $220.0 million, respectively.

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
Under U.S. GAAP, if the Company has a valid right of setoff, it may offset the related asset and liability and report the net amount. Based on rules governing certain central clearing activities, the exchange of variation margin is considered a settlement of the interest rate swap, as opposed to pledged collateral. Accordingly, the Company accounts for the receipt or payment of variation margin on Chicago Mercantile Exchange, or CME, and London Clearing House, or LCH, cleared positions as a direct reduction to the carrying value of the interest rate swap asset or liability. The receipt or payment of initial margin is accounted for separate from the interest rate swap asset or liability.

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
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019:

	September 30, 2020
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$101,787	$(3,898)	$97,889	$(3,551)	$—	$94,338
Reverse repurchase agreements	82,410	—	82,410	—	(82,410)	—
Total Assets	$184,197	$(3,898)	$180,299	$(3,551)	$(82,410)	$94,338
Liabilities
Repurchase agreements	$(16,376,696)	$—	$(16,376,696)	$16,376,696	$—	$—
Derivative liabilities	(7,449)	3,898	(3,551)	3,551	—	—
Total Liabilities	$(16,384,145)	$3,898	$(16,380,247)	$16,380,247	$—	$—

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
The Company classified 99.89% and 0.11% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at September 30, 2020. AFS securities account for 92.4% of all assets reported at fair value at September 30, 2020.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the condensed consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing vendors. Although MSR transactions may be observable in the marketplace, the details of those transactions are not necessarily reflective of the value of the Company’s MSR portfolio. Third-party vendors use both observable market data and unobservable market data (including forecasted prepayment speeds, delinquency levels, discount rates and cost to service) as inputs into models, which help to inform their best estimates of fair value market price. As a result, the Company classified 100% of its MSR as Level 3 fair value assets at September 30, 2020.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, caps, swaptions, put and call options for TBAs and Markit IOS total return swaps. The Company utilizes third-party brokers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps and swaptions reported at fair value as Level 2 at September 30, 2020. The Company did not hold any interest rate caps, put and call options for TBAs or Markit IOS total return swaps at September 30, 2020.
The Company may also enter into certain other derivative financial instruments, such as TBAs, short U.S. Treasuries, U.S. Treasury futures and inverse interest-only securities. These instruments are similar in form to the Company’s AFS securities and the Company utilizes third-party vendors to value TBAs, short U.S. Treasuries, U.S. Treasury futures and inverse interest-only securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at September 30, 2020. The Company reported 100% of its TBAs and U.S. Treasury futures as Level 1 as of September 30, 2020. The Company did not hold any short U.S. Treasuries at September 30, 2020.
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

	Recurring Fair Value Measurements
	September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$16,556,328	$17,993	$16,574,321
Mortgage servicing rights	—	—	1,257,503	1,257,503
Derivative assets	19,630	78,259	—	97,889
Total assets	$19,630	$16,634,587	$1,275,496	$17,929,713
Liabilities
Derivative liabilities	$3,551	$—	$—	$3,551
Total liabilities	$3,551	$—	$—	$3,551

	Recurring Fair Value Measurements
	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$31,157,154	$249,174	$31,406,328
Mortgage servicing rights	—	—	1,909,444	1,909,444
Derivative assets	8,513	179,538	—	188,051
Total assets	$8,513	$31,336,692	$2,158,618	$33,503,823
Liabilities
Derivative liabilities	$6,711	$29	$—	$6,740
Total liabilities	$6,711	$29	$—	$6,740

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of September 30, 2020, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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
The following tables present the reconciliation for the Company’s Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
(in thousands)	Available-For-Sale Securities	Mortgage Servicing Rights		Available-For-Sale Securities	Mortgage Servicing Rights
Beginning of period level 3 fair value	$3,860	$1,279,195		$249,174	$1,909,444
Gains (losses) included in net income (loss):
Realized (losses) gains, net	(1,577)	(154,192)		(5,968)	(372,616)
Unrealized (losses) gains, net	—	41,429	(1)	—	(565,603)	(1)
Provision for credit losses	(6,456)	—		(7,352)	—
Net gains (losses) included in net income (loss)	(8,033)	(112,763)		(13,320)	(938,219)
Other comprehensive income (loss)	2,846	—		(21,492)	—
Purchases	—	88,706		—	294,040
Sales	—	8		(214,673)	1,822
Settlements	—	2,357		—	(9,584)
Gross transfers into level 3	19,320	—		23,785	—
Gross transfers out of level 3	—	—		(5,481)	—
End of period level 3 fair value	$17,993	$1,257,503		$17,993	$1,257,503
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$45,027	(2)	$—	$(439,795)	(2)
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets held at the end of the reporting period	$2,846	$—		$3,610	$—
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

The Company transferred certain AFS securities from Level 2 to Level 3 and from Level 3 to Level 2 based the observability of inputs during the nine months ended September 30, 2020. No additional AFS securities transfers between Level 1, Level 2 or Level 3 were made during the nine months ended September 30, 2020. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.

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
The Company also used multiple third-party pricing vendors in the fair value measurement of its Level 3 MSR. The tables below present information about the significant unobservable market data used by the third-party pricing vendors as inputs into models utilized to inform their best estimates of the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at September 30, 2020 and December 31, 2019:

September 30, 2020
Valuation Technique	Unobservable Input (1)	Range			Weighted Average (2)
Discounted cash flow	Constant prepayment speed	14.7	-	25.1%	21.4%
	Delinquency	1.6	-	2.7%	2.4%
	Discount rate	4.7	-	7.7%	5.1%
	Per loan annual cost to service	$64.78	-	$79.87	$68.63

December 31, 2019
Valuation Technique	Unobservable Input (1)	Range			Weighted Average (2)
Discounted cash flow	Constant prepayment speed	12.6	-	16.4%	14.8%
	Delinquency	0.7	-	1.0%	0.9%
	Discount rate	6.4	-	7.8%	7.2%
	Per loan annual cost to service	$63.38	-	$78.04	$66.62
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
•The carrying value of repurchase agreements, FHLB advances and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. As of September 30, 2020, the Company had outstanding borrowings of $214.8 million under revolving credit facilities that are considered long-term. The Company’s long-term revolving credit facilities have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

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
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to September 30, 2020. The Company categorizes the fair value measurement of these assets as Level 2.
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities	$16,574,321	$16,574,321	$31,406,328	$31,406,328
Mortgage servicing rights	$1,257,503	$1,257,503	$1,909,444	$1,909,444
Cash and cash equivalents	$1,615,074	$1,615,074	$558,136	$558,136
Restricted cash	$596,951	$596,951	$1,058,690	$1,058,690
Derivative assets	$97,889	$97,889	$188,051	$188,051
Reverse repurchase agreements	$82,410	$82,410	$220,000	$220,000
Other assets	$13,292	$13,292	24,352	24,352
Liabilities
Repurchase agreements	$16,376,696	$16,376,696	$29,147,463	$29,147,463
Federal Home Loan Bank advances	$—	$—	$210,000	$210,000
Revolving credit facilities	$274,830	$274,830	$300,000	$300,000
Term notes payable	$395,328	$387,625	$394,502	$400,000
Convertible senior notes	$285,843	$287,394	$284,954	$299,147
Derivative liabilities	$3,551	$3,551	$6,740	$6,740

Note 11. Repurchase Agreements
As of September 30, 2020 and December 31, 2019, the Company had outstanding $16.4 billion and $29.1 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps and caps, the repurchase agreements had a weighted average borrowing rate of 0.29% and 2.14% and weighted average remaining maturities of 83 and 77 days as of September 30, 2020 and December 31, 2019, respectively.
At September 30, 2020 and December 31, 2019, the repurchase agreement balances were as follows:

(in thousands)	September 30, 2020	December 31, 2019
Short-term	$16,376,696	$29,147,463
Long-term	—	—
Total	$16,376,696	$29,147,463

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
At September 30, 2020 and December 31, 2019, the repurchase agreements had the following characteristics and remaining maturities:

	September 30, 2020
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$3,754,489	$—	$36,500	$—	$3,790,989
30 to 59 days	3,903,905	2,371	14,082	—	3,920,358
60 to 89 days	—	—	—	—	—
90 to 119 days	3,644,581	—	—	—	3,644,581
120 to 364 days	5,019,249	—	1,519	—	5,020,768
Total	$16,322,224	$2,371	$52,101	$—	$16,376,696
Weighted average borrowing rate	0.28%	2.30%	1.02%	—%	0.29%

	December 31, 2019
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$5,112,681	$193,235	$—	$—	$5,305,916
30 to 59 days	6,074,151	212,998	13,223	—	6,300,372
60 to 89 days	6,355,887	329,493	1,905	—	6,687,285
90 to 119 days	4,227,589	489,352	23,276	—	4,740,217
120 to 364 days	5,532,219	306,529	12,310	262,615	6,113,673
Total	$27,302,527	$1,531,607	$50,714	$262,615	$29,147,463
Weighted average borrowing rate	2.08%	2.90%	2.70%	3.51%	2.14%

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	September 30, 2020	December 31, 2019
Available-for-sale securities, at fair value	$16,550,904	$29,575,948
Mortgage servicing rights, at fair value	—	530,222
Restricted cash	456,898	919,010
Due from counterparties	32,507	102,365
Derivative assets, at fair value	66,785	68,874
Total	$17,107,094	$31,196,419

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
As of both September 30, 2020 and December 31, 2019, the net carrying value of assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest, with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders’ equity. The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 12. Federal Home Loan Bank of Des Moines Advances
The Company’s wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, is a member of the FHLB. As a member of the FHLB, TH Insurance has access to a variety of products and services offered by the FHLB, including secured advances. However, the Company did not have any outstanding secured advances or credit capacity available as of September 30, 2020. As of December 31, 2019, TH Insurance had $210.0 million in outstanding secured advances with a weighted average borrowing rate of 2.00%.
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
At September 30, 2020 and December 31, 2019, FHLB advances had the following remaining maturities:

(in thousands)	September 30, 2020	December 31, 2019
≤ 1 year	$—	$160,000
> 1 and ≤ 3 years	—	—
> 3 and ≤ 5 years	—	—
> 5 and ≤ 10 years	—	—
> 10 years	—	50,000
Total	$—	$210,000

At December 31, 2019, the Company pledged AFS securities with a carrying value of $226.5 million as collateral for advances from the FHLB. In addition, as a condition to membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB. At September 30, 2020 and December 31, 2019, the Company had stock in the FHLB totaling $10.0 million and $12.5 million, respectively, which is included in other assets on the condensed consolidated balance sheets. FHLB stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLB. Accordingly, when evaluating FHLB stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2020 and December 31, 2019, the Company had not recognized an impairment charge related to its FHLB stock.

Note 13. Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company has entered into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. As of September 30, 2020 and December 31, 2019, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $274.8 million and $300.0 million with a weighted average borrowing rate of 2.94% and 4.26% and weighted average remaining maturities of 1.3 and 1.2 years, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
At September 30, 2020 and December 31, 2019, borrowings under revolving credit facilities had the following remaining maturities:

(in thousands)	September 30, 2020	December 31, 2019
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	—	—
90 to 119 days	—	—
120 to 364 days	60,000	—
One year and over	214,830	300,000
Total	$274,830	$300,000

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of September 30, 2020 and December 31, 2019, MSR with a carrying value of $485.9 million and $449.5 million, respectively, was pledged as collateral for the Company’s future payment obligations under its MSR revolving credit facilities. As of September 30, 2020, servicing advances with a carrying value of $11.1 million were pledged as collateral for the Company’s future payment obligations under its servicing advance revolving credit facility. The Company did not have any outstanding borrowings under the servicing advance revolving credit facility as of September 30, 2020. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

Note 14. Term Notes Payable
The debt issued in connection with the Company’s on-balance sheet securitization is classified as term notes payable and carried at outstanding principal balance, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets. As of September 30, 2020 and December 31, 2019, the outstanding amount due on term notes payable was $395.3 million and $394.5 million, net of deferred debt issuance costs, with a weighted average interest rate of 2.95% and 4.59% and weighted average remaining maturities of 3.7 years and 4.5 years. At September 30, 2020 and December 31, 2019, the Company pledged MSR with a carrying value of $539.2 million and $575.1 million and weighted average underlying loan coupon of 4.09% and 4.25%, respectively, as collateral for term notes payable.

Note 15. Convertible Senior Notes
In January 2017, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022. The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. As of September 30, 2020 and December 31, 2019, the notes had a conversion rate of 63.2040 and 63.1793 shares of common stock per $1,000 principal amount of the notes, respectively. The outstanding amount due on the convertible senior notes as of September 30, 2020 and December 31, 2019 was $285.8 million and $285.0 million, respectively, net of deferred issuance costs.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 16. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of September 30, 2020:
Legal and regulatory. From time to time, the Company may be subject to liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Under ASC 450, Contingencies, or ASC 450, liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established or the range of reasonably possible loss disclosed for those claims.
As previously disclosed, on April 13, 2020, the Company announced that it had elected not to renew the Management Agreement with PRCM Advisers. Subsequently, on July 15, 2020, the Company provided PRCM Advisers with a notice of termination of the Management Agreement for “cause” in accordance with Section 15(a) of the Management Agreement. The Company terminated the Management Agreement for “cause” on the basis of certain material breaches and certain events of gross negligence on the part of PRCM Advisers in the performance of its duties under the Management Agreement.
On July 21, 2020, PRCM Advisers filed a complaint against the Company in the United States District Court for the Southern District of New York. Subsequently, PRCM Advisers filed an amended complaint, or the Federal Complaint, on September 4, 2020. The Federal Complaint alleges, among other things, the misappropriation of trade secrets in violation of both the Defend Trade Secrets Act and New York common law, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and business practices, unjust enrichment, conversion, and tortious interference with contract. The Federal Complaint seeks, among other things, an order enjoining the Company from making any use of or disclosing PRCM Advisers’ trade secret, proprietary, or confidential information; damages in an amount to be determined at a hearing and/or trial; disgorgement of the Company’s wrongfully obtained profits; and fees and costs incurred by PRCM Advisers in pursuing the action. On September 25, 2020, the Company filed a motion to dismiss the Federal Complaint. PRCM Advisers thereafter filed an opposition to the motion to dismiss on October 16, 2020, and on October 26, 2020, the Company filed its reply. The Company’s board of directors believes the Federal Complaint is without merit and that the Company has fully complied with the terms of the Management Agreement.
Separately, the staff of the SEC is conducting a non-public investigation in connection with the Company's decisions not to renew its Management Agreement with PRCM Advisers on the basis of unfair compensation payable to PRCM Advisers in accordance with Section 13(a)(ii) of the Management Agreement and to terminate its Management Agreement with PRCM Advisers for “cause” in accordance with Section 15 of the Management Agreement. The Company is cooperating with the SEC. The Company cannot predict the duration or outcome of the SEC investigation or the extent of any impact it may have on the Company.
As of September 30, 2020, the Company’s condensed consolidated financial statements do not recognize a contingency liability or disclose a range of reasonably possible loss under ASC 450 because management does not believe that a loss or expense related to the Federal Complaint or the SEC Investigation is probable or reasonably estimable. The specific factors that limit the Company’s ability to reasonably estimate a loss or expense related to the Federal Complaint or the SEC Investigation include that both matters are in early stages and no amount of damages has been specified. If and when management believes losses associated with the Federal Complaint or the SEC Investigation are a probable future event that may result in a loss or expense to the Company and the loss or expense is reasonably estimable, the Company will recognize a contingency liability and resulting loss in such period.
Based on information currently available, management is not aware of any other legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and therefore no accrual is required as of September 30, 2020.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 17. Stockholders’ Equity
Redeemable Preferred Stock
The following is a summary of the Company’s series of cumulative redeemable preferred stock issued and outstanding as of September 30, 2020. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each series of preferred stock will rank on parity with one another and rank senior to the Company's common stock with respect to the payment of the dividends and the distribution of assets.

(dollars in thousands)
Class of Stock	Issuance Date	Shares Issued and Outstanding	Carrying Value	Contractual Rate	Redemption Eligible Date (1)	Fixed to Floating Rate Conversion Date (2)	Floating Annual Rate (3)
Fixed-to-Floating Rate
Series A	March 14, 2017	5,750,000	$138,872	8.125%	April 27, 2027	April 27, 2027	3M LIBOR + 5.660%
Series B	July 19, 2017	11,500,000	278,094	7.625%	July 27, 2027	July 27, 2027	3M LIBOR + 5.352%
Series C	November 27, 2017	11,800,000	285,585	7.250%	January 27, 2025	January 27, 2025	3M LIBOR + 5.011%
Fixed Rate
Series D	July 31, 2018	3,000,000	74,964	7.750%	July 31, 2018	N/A	N/A
Series E	July 31, 2018	8,000,000	199,986	7.500%	July 31, 2018	N/A	N/A
Total		40,050,000	$977,501
____________________
(1)Subject to the Company’s right under limited circumstances to redeem the preferred stock earlier than the redemption eligible date disclosed in order to preserve its qualification as a REIT or following a change in control of the Company.
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

For each series of preferred stock, the Company may redeem the stock on or after the redemption date in whole or in part, at any time or from time to time. The Company may also purchase shares of preferred stock from time to time in the open market by tender or in privately negotiated transactions. Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. Through September 30, 2020, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents cash dividends declared by the Company on its preferred stock from December 31, 2018 through September 30, 2020:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Preferred Share
Series A Preferred Stock:
September 21, 2020	October 12, 2020	October 27, 2020	$0.507810
June 18, 2020	July 10, 2020	July 27, 2020	$0.507810
April 6, 2020	April 16, 2020	April 29, 2020	$0.507810
December 17, 2019	January 10, 2020	January 27, 2020	$0.507810
September 19, 2019	October 11, 2019	October 28, 2019	$0.507810
June 19, 2019	July 12, 2019	July 29, 2019	$0.507810
March 19, 2019	April 12, 2019	April 29, 2019	$0.507810
Series B Preferred Stock:
September 21, 2020	October 12, 2020	October 27, 2020	$0.476560
June 18, 2020	July 10, 2020	July 27, 2020	$0.476560
April 6, 2020	April 16, 2020	April 29, 2020	$0.476560
December 17, 2019	January 10, 2020	January 27, 2020	$0.476560
September 19, 2019	October 11, 2019	October 28, 2019	$0.476560
June 19, 2019	July 12, 2019	July 29, 2019	$0.476560
March 19, 2019	April 12, 2019	April 29, 2019	$0.476560
Series C Preferred Stock:
September 21, 2020	October 12, 2020	October 27, 2020	$0.453130
June 18, 2020	July 10, 2020	July 27, 2020	$0.453130
April 6, 2020	April 16, 2020	April 29, 2020	$0.453130
December 17, 2019	January 10, 2020	January 27, 2020	$0.453130
September 19, 2019	October 11, 2019	October 28, 2019	$0.453130
June 19, 2019	July 12, 2019	July 29, 2019	$0.453130
March 19, 2019	April 12, 2019	April 29, 2019	$0.453130
Series D Preferred Stock:
September 21, 2020	October 1, 2020	October 15, 2020	$0.484375
June 18, 2020	July 1, 2020	July 15, 2020	$0.484375
April 6, 2020	April 16, 2020	April 29, 2020	$0.484375
December 17, 2019	January 1, 2020	January 15, 2020	$0.484375
September 19, 2019	October 1, 2019	October 15, 2019	$0.484375
June 19, 2019	July 1, 2019	July 15, 2019	$0.484375
March 19, 2019	April 1, 2019	April 15, 2019	$0.484375
Series E Preferred Stock:
September 21, 2020	October 1, 2020	October 15, 2020	$0.468750
June 18, 2020	July 1, 2020	July 15, 2020	$0.468750
April 6, 2020	April 16, 2020	April 29, 2020	$0.468750
December 17, 2019	January 1, 2020	January 15, 2020	$0.468750
September 19, 2019	October 1, 2019	October 15, 2019	$0.468750
June 19, 2019	July 1, 2019	July 15, 2019	$0.468750
March 19, 2019	April 1, 2019	April 15, 2019	$0.468750

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
As of September 30, 2020, the Company had 273,694,411 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the three and nine months ended September 30, 2020 and 2019:

Number of common shares
Common shares outstanding, December 31, 2018	248,085,721
Issuance of common stock	24,399,107
Issuance of restricted stock (1)	412,074
Repurchase of common stock	(1,500)
Common shares outstanding, September 30, 2019	272,895,402

Common shares outstanding, December 31, 2019	272,935,731
Issuance of common stock	50,729
Issuance of restricted stock (1)	813,251
Repurchase of common stock	(105,300)
Common shares outstanding, September 30, 2020	273,694,411
____________________
(1)Represents shares of restricted stock granted under the Second Restated 2009 Equity Incentive Plan, net of forfeitures, of which 1,223,020 restricted shares remained subject to vesting requirements at September 30, 2020.

Distributions to Common Stockholders
On March 24, 2020, as a result of the volatile market conditions related to the COVID-19 pandemic, the Company announced that it had suspended its first quarter 2020 common stock dividend in order to preserve liquidity and long-term stockholder value. Subsequently, on April 6, 2020, the Company’s board of directors declared an interim common stock dividend of $0.05 per share, as detailed below. The following table presents cash dividends declared by the Company on its common stock from December 31, 2018 through September 30, 2020:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share
September 21, 2020	October 1, 2020	October 29, 2020	$0.140000
June 18, 2020	June 30, 2020	July 29, 2020	$0.140000
April 6, 2020	April 16, 2020	April 29, 2020	$0.050000
December 17, 2019	December 31, 2019	January 24, 2020	$0.400000
September 19, 2019	September 30, 2019	October 28, 2019	$0.400000
June 19, 2019	July 1, 2019	July 29, 2019	$0.400000
March 19, 2019	March 29, 2019	April 29, 2019	$0.470000

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 3,750,000 shares of the Company’s common stock. As of September 30, 2020, 320,717 shares have been issued under the plan for total proceeds of approximately $5.3 million, of which 13,968 and 50,729 shares were issued for total proceeds of $0.1 million and $0.3 million during the three and nine months ended September 30, 2020, respectively. During the three and nine months ended September 30, 2019, 8,651 and 33,807 shares were issued for total proceeds of $0.1 million and $0.5 million, respectively.
Share Repurchase Program
The Company’s share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of September 30, 2020, a total of 12,174,300 shares had been repurchased by the Company under the program at an aggregate cost of $201.5 million; of these, 105,300 shares were repurchased at a total cost of $1.1 million during the nine months ended September 30, 2020. During both the three and nine months ended September 30, 2019, 1,500 shares were repurchased for a total cost of $19 thousand. No shares were repurchased during the three months ended September 30, 2020.
At-the-Market Offerings
The Company is party to an equity distribution agreement under which the Company is authorized to sell up to an aggregate of 35,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of September 30, 2020, 7,490,235 shares of common stock had been sold under the Company’s at the market offering program for total accumulated net proceeds of approximately $128.6 million, of which 3,665,300 shares were sold for net proceeds of $50.6 million during the nine months ended September 30, 2019. No shares were sold during the three and nine months ended September 30, 2020 or the three months ended September 30, 2019.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income at September 30, 2020 and December 31, 2019 was as follows:

(in thousands)	September 30, 2020	December 31, 2019
Available-for-sale securities
Unrealized gains	$722,380	$730,043
Unrealized losses	(2,040)	(40,643)
Accumulated other comprehensive income	$720,340	$689,400

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Reclassifications out of Accumulated Other Comprehensive Income
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive income to net income (loss) upon the recognition of any other-than-temporary impairments and realized gains and losses on sales, net of income tax effects, as individual securities are impaired or sold. The following table summarizes reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2020 and 2019:

	Affected Line Item in the Statements of Comprehensive Income (Loss)	Amount Reclassified out of Accumulated Other Comprehensive Income
		Three Months Ended		Nine Months Ended
(in thousands)		September 30,		September 30,
		2020	2019	2020	2019
Other-than-temporary impairments on AFS securities	Total other-than-temporary impairment losses	$—	$5,950	$—	$11,004
Realized gains on sales of certain AFS securities, net of tax	(Loss) gain on investment securities	—	(226,790)	(471,301)	(189,620)
Total		$—	$(220,840)	$(471,301)	$(178,616)

Note 18. Equity Incentive Plan
The Company’s Second Restated 2009 Equity Incentive Plan, or the Plan, provides incentive compensation to attract and retain qualified directors, officers, personnel and other parties who may provide significant services to the Company. The Plan is administered by the compensation committee of the Company’s board of directors. The compensation committee has the full authority to administer and interpret the Plan, to authorize the granting of awards, to determine the eligibility of potential recipients to receive an award, to determine the number of shares of common stock to be covered by each award (subject to the individual participant limitations provided in the Plan), to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the Plan), to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the Plan or the administration or interpretation thereof. In connection with this authority, the compensation committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse.
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
During the nine months ended September 30, 2020 and 2019, the Company granted 168,942 and 60,108 shares of common stock, respectively, to its independent directors pursuant to the Plan. The estimated fair value of these awards was $4.75 and $13.35 per share on grant date, based on the adjusted closing price of the Company’s common stock on the NYSE on such date. The shares underlying the grants are subject to a one-year vesting period.
Additionally, during the nine months ended September 30, 2020 and 2019, the Company granted 686,770 and 455,174 shares of restricted common stock, respectively, to the Company’s executive officers and other eligible individuals, pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $15.23 and $14.40 per share on grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the activity related to restricted common stock for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020		2019
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	1,062,901	$15.26	1,593,701	$15.81
Granted	855,712	13.16	515,282	14.28
Vested	(653,132)	(15.30)	(803,523)	(15.59)
Forfeited	(42,461)	(14.58)	(103,208)	(15.52)
Outstanding at End of Period	1,223,020	$13.80	1,202,252	$15.33

For the three and nine months ended September 30, 2020, the Company recognized compensation related to restricted common stock granted pursuant to the Plan of $2.9 million and $7.5 million, respectively. For the three and nine months ended September 30, 2019, the Company recognized compensation related to restricted common stock granted pursuant to the Plan of $2.2 million and $6.5 million, respectively.

Note 19. Restructuring Charges
On April 13, 2020, the Company announced that it had elected to not renew the Management Agreement with PRCM Advisers on the basis of unfair compensation payable to the manager pursuant to Section 13(a)(ii) of the Management Agreement. As a result, the Company had expected the Management Agreement to terminate on September 19, 2020, at which time the Company would have been required to pay a termination fee equal to three times the sum of the average annual base management fee earned by PRCM Advisers during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination, pursuant to the terms of the Management Agreement. The termination fee was calculated to be $139.8 million based on results as of June 30, 2020.
On July 15, 2020, the Company provided PRCM Advisers with a notice of termination of the Management Agreement for “cause” on the basis of certain material breaches of the Management Agreement by PRCM Advisers, its agents and/or its assignees that are incapable of being cured within the time period set forth therein and certain events of gross negligence on the part of PRCM Advisers in the performance of its duties under the Management Agreement. The Management Agreement subsequently terminated on August 14, 2020. No termination fee was payable to PRCM Advisers in connection with such termination pursuant to Section 15(a) of the Management Agreement.
The following table presents a reconciliation of accrued restructuring charges incurred, paid and adjusted in connection with the termination of the Management Agreement for the three and nine months ended September 30, 2020:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2020	2020
Accrued restructuring costs at beginning of period	$142,317	$—
Costs incurred and charged to expense	—	145,788
Costs paid	(2,235)	(5,706)
Non-cash adjustments	(139,788)	(139,788)
Accrued restructuring costs at end of period	$294	$294

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
In connection with the termination of the Management Agreement for cause, the Company reversed the $139.8 million accrued fee attributable to the non-renewal during the three months ended September 30, 2020. For the nine months ended September 30, 2020, the Company incurred a total of $6.0 million in contract termination costs, which includes all estimated costs incurred for legal and advisory services provided to facilitate the termination of the Management Agreement. In accordance with ASC 420, Exit or Disposal Cost Obligations, all contract termination costs are included within restructuring charges on the Company’s condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2020. Accrued restructuring costs are included in other liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2020.

Note 20. Income Taxes
For the three and nine months ended September 30, 2020 and 2019, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
During the three and nine months ended September 30, 2020, the Company’s TRSs recognized a benefit from income taxes of $8.2 million and $39.5 million, respectively. The benefit recognized for the three months ended September 30, 2020 was primarily due to losses recognized on MSR. The benefit recognized for the nine months ended September 30, 2020 was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in the Company’s TRSs. During the three and nine months ended September 30, 2019, the Company’s TRSs recognized a benefit from income taxes of $3.6 million and $11.2 million, respectively, which was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in the Company’s TRSs.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 21. Earnings Per Share
The following table presents a reconciliation of the earnings (loss) and shares used in calculating basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2020	2019	2020	2019
Numerator:
Net income (loss)	$201,914	$305,700	$(1,841,306)	$189,208
Dividends on preferred stock	18,950	18,951	56,851	56,851
Net income (loss) attributable to common stockholders - basic	182,964	286,749	(1,898,157)	132,357
Interest expense attributable to convertible notes (1)	4,812	4,779	—	—
Net income (loss) attributable to common stockholders - diluted	$187,776	$291,528	$(1,898,157)	$132,357
Denominator:
Weighted average common shares outstanding	272,415,242	271,689,878	272,315,905	264,871,455
Weighted average restricted stock shares	1,290,543	1,207,697	1,252,093	1,243,317
Basic weighted average shares outstanding	273,705,785	272,897,575	273,567,998	266,114,772
Effect of dilutive shares issued in an assumed conversion	18,171,150	18,156,143	—	—
Diluted weighted average shares outstanding	291,876,935	291,053,718	273,567,998	266,114,772
Earnings (Loss) Per Share
Basic	$0.67	$1.05	$(6.94)	$0.50
Diluted	$0.64	$1.00	$(6.94)	$0.50
___________________
(1)If applicable, includes a nondiscretionary adjustment for the assumed change in the management fee calculation.

For the nine months ended September 30, 2020, excluded from the calculation of diluted earnings per share is the effect of adding back $14.3 million of interest expense, net of a nondiscretionary adjustment for the assumed change in the management fee calculation, and 18,171,150 weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.
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
Through August 14, 2020, the Company was externally managed and advised by PRCM Advisers under the terms of a Management Agreement between the Company and PRCM Advisers. The Company terminated the Management Agreement effective August 14, 2020 for “cause” in accordance with Section 15(a) thereof. On August 15, 2020, the Company completed its transition to self-management and directly hired the senior management team and other personnel who had historically provided services to the Company.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Prior to the termination of the Management Agreement, PRCM Advisers was responsible for administering the Company’s business activities and day-to-day operations, at all times subject to the supervision and oversight of the Company’s board of directors. Under the Management Agreement, PRCM Advisers was required to provide the Company with its personnel, including its executive officers, investment professionals and other support personnel. The Company did not have its own employees. Each of the Company’s executive officers was an employee or partner of an affiliate of Pine River. The Company paid PRCM Advisers a management fee equal to 1.5% per annum, calculated and payable quarterly in arrears, of the Company’s stockholders’ equity, and reimbursed it for certain expenses, as described below.
For purposes of calculating the management fee, the Company’s stockholders’ equity represented the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less the consolidated stockholders’ equity of Granite Point Mortgage Trust Inc. and its subsidiaries, or Granite Point, during the time Granite Point was consolidated on the Company’s balance sheet (i.e. prior to the Company’s distribution of its shares of Granite Point common stock to the Company’s common stockholders in 2017), the weighted average cost basis of Granite Point common stock purchased by the Company, the outstanding principal balance of the promissory note due from the sale of Granite Point preferred stock and any amount that the Company has paid for repurchases of its common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). In connection with the Company’s acquisition of CYS Investments, Inc., or CYS, effective July 31, 2018, the Management Agreement was amended to reduce the base management fee with respect to the additional equity under management resulting from the merger from 1.5% to 0.75% from the effective time of the merger through the first anniversary of the effective time. Effective July 31, 2019, the management fee reduction on the equity acquired in the CYS transaction expired. The base management fee was subject to other adjustments from time to time, as described in the Management Agreement.
In accordance with the Management Agreement, the Company incurred $5.8 million and $31.7 million as a management fee to PRCM Advisers for the three and nine months ended September 30, 2020, respectively, and $16.8 million and $42.6 million as a management fee to PRCM Advisers for the three and nine months ended September 30, 2019, respectively.
Additionally, prior to the termination of the Management Agreement, the Company reimbursed PRCM Advisers for (i) the Company’s allocable share of the compensation paid by PRCM Advisers to its personnel serving as the Company’s principal financial officer and general counsel and personnel employed by PRCM Advisers as in-house legal, tax, accounting, consulting, auditing, administrative, information technology, valuation, computer programming and development and back-office resources to the Company, and (ii) any amounts for personnel of PRCM Advisers’ affiliates arising under a shared facilities and services agreement. In accordance the Management Agreement, expense reimbursements to PRCM Advisers were required to be made in cash on a quarterly basis following the end of each quarter. The Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company of approximately $3.2 million and $19.3 million for the three and nine months ended September 30, 2020, respectively, and $4.8 million and $23.0 million for the three and nine months ended September 30, 2019, respectively.
Subsequent to the transition to self-management, the Company no longer pays a management fee to, or reimburses the expenses of, PRCM Advisers. Expenses for which the Company previously reimbursed PRCM Advisers are now borne directly by the Company. The Company is also now responsible for the compensation of the Company’s Chief Executive Officer, Chief Investment Officer and investment professionals, which was previously the responsibility of PRCM Advisers.
The Company recognized $2.9 million and $7.5 million of compensation during the three and nine months ended September 30, 2020, respectively, and $2.2 million and $6.5 million of compensation during the three and nine months ended September 30, 2019, respectively, related to restricted common stock issued to employees providing significant services to the Company and the Company’s independent directors pursuant to the Plan. See Note 18 - Equity Incentive Plan for additional information.

Note 23. Subsequent Events
Events subsequent to September 30, 2020 were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements.

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
We have historically viewed our target assets in two strategies that are based on our core competencies of understanding and managing prepayment and credit risk. Our rates strategy includes assets that are primarily sensitive to changes in interest rates and prepayment speeds, specifically Agency RMBS and MSR. Our credit strategy included assets that were primarily sensitive to changes in inherent credit risk, including non-Agency securities. Other assets include financial and mortgage-related assets other than the target assets in our rates and credit strategies, including certain non-hedging transactions that may produce non-qualifying income for purposes of the REIT gross income tests. In the first quarter of 2020, we experienced unprecedented market conditions as a result of the global COVID-19 pandemic, including unusually significant spread widening in both Agency RMBS and non-Agency securities. In response, we focused our efforts on raising excess liquidity and de-risking our portfolio. On March 25, 2020, we sold substantially all of our non-Agency securities in order to eliminate the risks posed by continued margin calls and ongoing funding concerns associated with the significant spread widening on these assets. We also sold approximately one-third of our Agency RMBS during the first quarter in order to reduce risk and raise cash to establish a strong defensive liquidity position to weather potential ongoing economic and market instability. In second and third quarters, we added modestly to our Agency RMBS portfolio, deploying risk as management became more confident in our liquidity position. Going forward, management expects our capital to be fully allocated to our strategy of pairing Agency RMBS and MSR.
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
In making our capital allocation decisions, we take into consideration a number of factors, including the opportunities available in the marketplace, the cost and availability of financing, and the cost of hedging interest rate, prepayment, credit and other portfolio risks. At September 30, 2020, our capital allocation was 100% to our rates strategy and 0% to our credit strategy. We have expertise in mortgage credit and may choose to invest again in those assets should the opportunity arise.
The following table provides our capital allocation in each of our investment strategies as of September 30, 2020 and the four immediately preceding quarter-ends:

	Capital Allocations(1) as of
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Rates strategy	100%	100%	100%	78%	79%
Credit strategy	—%	—%	—%	22%	21%
____________________
(1)Capital allocation percentages reflect management’s assessment regarding the extent to which each asset class contributes to total portfolio risk. Does not represent funding allocation or balance sheet financing of such assets.

For the three months ended September 30, 2020, our net yield realized on the portfolio was higher than the prior quarter and recent periods. Our average annualized portfolio yield was lower primarily due to sales of higher yielding RMBS and higher Agency amortization due to prepays, as well as higher servicing expenses and lower service income due to MSR portfolio runoff and forbearances. Cost of financing was lower due to the reset of borrowing and hedging rates in the lower interest rate environment. The following table provides the average annualized yield on our assets, including Agency RMBS, non-Agency securities and MSR for the three months ended September 30, 2020, and the four immediately preceding quarters:

	Three Months Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Average annualized portfolio yield (1)	2.42%	2.84%	3.52%	3.54%	3.67%
Cost of financing (2)	0.64%	2.61%	2.39%	2.35%	2.51%
Net portfolio yield	1.78%	0.23%	1.13%	1.19%	1.16%
____________________
(1)Average annualized yield includes interest income on Agency RMBS and non-Agency securities and MSR servicing income, net of estimated amortization, and servicing expenses.
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
Through August 14, 2020, we were externally managed and advised by PRCM Advisers LLC, a subsidiary of Pine River Capital Management L.P., or Pine River, under the terms of a Management Agreement between us and PRCM Advisers. We terminated the Management Agreement effective August 14, 2020 for “cause” in accordance with Section 15(a) thereof. On August 15, 2020, we completed our transition to self-management and directly hired the senior management team and other personnel who had historically provided services to us.

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
•our ability to effectively execute and realize the benefits of strategic transactions and initiatives, including our transition to self-management, we have pursued or may in the future pursue;
•our decision to terminate our Management Agreement with PRCM Advisers and the ongoing litigation with PRCM Advisers related to such termination;
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

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our condensed consolidated balance sheets and statements of comprehensive income (loss) are significantly affected by fluctuations in market prices. At September 30, 2020, approximately 87.1% of our total assets, or $17.9 billion, consisted of financial instruments recorded at fair value. See Note 10 - Fair Value to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices.
Any temporary change in the fair value of our AFS securities, excluding certain Agency interest-only mortgage-backed securities, is recorded as a component of accumulated other comprehensive income and does not impact our reported income (loss) for U.S. GAAP purposes, or GAAP net income (loss). However, beginning on January 1, 2020 (as discussed above), changes in the provision for credit losses on AFS securities are recognized immediately in GAAP net income (loss). Our GAAP net income (loss) is also affected by fluctuations in market prices on the remainder of our financial assets and liabilities recorded at fair value, including interest rate swap, cap and swaption agreements and certain other derivative instruments (i.e., TBAs, put and call options for TBAs, U.S. Treasury futures, Markit IOS total return swaps and inverse interest-only securities), which are accounted for as derivative trading instruments under U.S. GAAP, Agency interest-only mortgage-backed securities and MSR.
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
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. The Company classified 6.2% of its total assets as Level 3 fair value assets at September 30, 2020.

Market Conditions and Outlook
The second quarter was a period of stabilization and asset price recovery, while the third quarter saw some tightening of primary and secondary mortgage spreads. The U.S. Federal Reserve, or Fed, moved overnight interest rates to the zero bound earlier in the year and is expected to hold overnight interest rates near current levels for an extended period of time. During the third quarter, the overnight rate cleared at less than 10 basis points and various term overnight indexed swap markets moved below zero. After announcing QE4 in March, the Fed has purchased more than $1 trillion MBS and more than $1.8 trillion U.S. Treasuries, increasing its overall balance sheet to approximately $7 trillion. Interest rates across the yield curve remain low. All U.S. treasuries yield less than 150 basis points, with all maturities through five years yielding less than 50 basis points. Realized and implied volatility levels continue to be subdued. Primary and secondary mortgage spreads remain wide, but decreased somewhat during the quarter, and constant prepayment rates remain above customary levels.
The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was passed in March to address the economic fallout of the COVID-19 pandemic. One provision of the Act provides up to 360 days of forbearance relief from mortgage loan payments for borrowers with federally backed (e.g. Fannie Mae or Freddie Mac) mortgages who experience financial hardship related to the pandemic. Much uncertainty has arisen around the ultimate effect on delinquencies, defaults, prepayment speeds, low interest rates and home price appreciation. These provisions of the CARES Act also impact MSR owners, like us, that are required for certain of the MSR assets to advance principal, interest, taxes and insurance payments during the time when borrowers are in forbearance or while foreclosure moratorium is in effect. After increasing in the months following the passage of the Act, the number of loans in forbearance in our servicing portfolio has subsequently decreased. If the economy is further impacted by the recent surge in COVID-19 virus cases across the country, more borrowers could opt for forbearance relief from their mortgage loan payments. As a result, we could see the number of loans in forbearance in our servicing portfolio increase over the next several months.
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
The following table provides the carrying value of our investment portfolio by product type:

(dollars in thousands)	September 30, 2020		December 31, 2019
Agency
Fixed Rate	$16,544,530	92.4%	$27,763,471	83.2%
Hybrid ARM	11,798	0.1%	14,584	—%
Total Agency	16,556,328	92.5%	27,778,055	83.2%
Agency Derivatives	66,848	0.4%	68,925	0.2%
Non-Agency	17,993	0.1%	3,628,273	10.8%
Mortgage servicing rights	1,257,503	7.0%	1,909,444	5.7%
Total	$17,898,672		$33,384,697

Prepayment speeds and volatility due to interest rates
Our portfolio is subject to market risks, primarily interest rate risk and prepayment risk. We seek to offset a portion of our Agency pool market value exposure through our MSR and interest-only Agency RMBS portfolios. Generally, rising prepayment speeds will cause the market value of our RMBS trading at a premium to par (including interest-only securities) and MSR to deteriorate, and our RMBS trading at a discount to par to increase. The inverse relationship occurs when prepayment speeds slow. During periods of decreasing interest rates, the market value of our Agency pools generally increases and the market value of our interest-only securities and MSR generally decreases. We believe the low interest rate environment is expected to persist in the near term. Changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, could cause prepayment speeds to increase on many RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios, including an overall faster prepayment environment.
The following table provides the three-month average constant prepayment rate, or CPR, experienced by Agency RMBS and MSR owned by us as of September 30, 2020, and the four immediately preceding quarter-ends:

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Agency RMBS	23.1%	19.9%	12.3%	14.3%	13.4%
Mortgage servicing rights	41.5%	35.6%	19.9%	20.8%	20.5%

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
The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	September 30, 2020
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
≤ 2.5%	$1,955,838	$2,079,588	3.0%	100.0%	3.4%	$2,052,496	$—	5
3.0%	2,496,085	2,690,234	14.7%	100.0%	3.7%	2,574,793	—	11
3.5%	3,610,881	3,935,960	22.4%	100.0%	4.2%	3,783,465	—	14
4.0%	3,772,978	4,160,816	31.8%	100.0%	4.6%	3,929,405	—	34
4.5%	2,526,161	2,817,491	31.3%	100.0%	5.0%	2,663,879	—	32
≥ 5.0%	573,816	647,295	29.9%	98.5%	5.8%	608,518	—	61
	14,935,759	16,331,384	23.3%	99.9%	4.3%	15,612,556	—	23
Other P&I	104,248	119,002	11.0%	—%	6.7%	116,003	—	222
Interest-only	2,189,734	105,942	15.3%	—%	3.3%	126,068	(19,241)	115
Agency Derivatives	338,646	66,848	17.2%	—%	6.7%	48,535	—	192
Total Agency RMBS	$17,568,387	$16,623,176		98.2%		$15,903,162	$(19,241)

	December 31, 2019
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
≤ 2.5%	$—	$—	—%	—%	—%	$—	—
3.0%	6,034,075	6,168,095	3.3%	98.3%	3.8%	6,169,224	3
3.5%	6,174,872	6,451,660	7.0%	100.0%	4.3%	6,386,051	7
4.0%	8,455,585	8,993,011	19.4%	100.0%	4.6%	8,808,458	25
4.5%	4,714,844	5,082,166	25.2%	100.0%	5.0%	4,942,234	20
≥ 5.0%	741,000	813,503	23.5%	100.0%	5.8%	786,727	48
	26,120,376	27,508,435	14.4%	99.6%	4.5%	27,092,694	16
Other P&I	119,168	133,436	7.3%	0.3%	6.7%	133,174	210
Interest-only	2,601,693	136,184	10.9%	—%	4.4%	169,811	104
Agency Derivatives	397,137	68,925	12.3%	—%	6.7%	56,959	184
Total Agency RMBS	$29,238,374	$27,846,980		98.4%		$27,452,638

Counterparty exposure and leverage ratio
We monitor counterparty exposure in our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations and we attempt to manage our cash balances across these organizations to reduce our exposure to any single counterparty.
As of September 30, 2020, we had entered into repurchase agreements with 45 counterparties, 20 of which had outstanding balances at September 30, 2020. In addition, we held short- and long-term borrowings under revolving credit facilities, long-term term notes payable and long-term unsecured convertible senior notes. As of September 30, 2020, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 5.7:1.0.
As of September 30, 2020, we held $1.6 billion in cash and cash equivalents, approximately $8.8 million of unpledged Agency securities and derivatives and $14.7 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $18.5 million. As of September 30, 2020, we held approximately $232.4 million of unpledged MSR and $26.7 million of unpledged servicing advances. Overall, we had unused borrowing capacity on MSR asset and servicing advance financing facilities of $375.2 million and $200.0 million, respectively. The unused borrowing capacity on MSR financing facilities includes the repurchase facility pursuant to which the Company may finance the VFN issued in connection with the MSR securitization transaction completed on June 27, 2019. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes.
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
Certain mortgage loan forbearance programs were announced in connection with the CARES Act. As the servicer of record for the MSR assets in our portfolio, we may be responsible for continuing to advance principal, interest, taxes and insurance on mortgage loans that are in forbearance, delinquency or default. At September 30, 2020, 36,277 loans, or 5.0% of our portfolio by loan count, were in forbearance, of which 27.7% had made their September payment and were current as of September 30, 2020. Therefore, approximately 3.6% of our portfolio by loan count was in forbearance and not current as of September 30, 2020. We are confident in our ability to meet our servicing advance obligations and have entered into a revolving credit facility to finance these advances.
Our GAAP net income attributable to common stockholders was $183.0 million ($0.64 per diluted weighted average share) for the three months ended September 30, 2020 and our GAAP net loss attributable to common stockholders was $1.9 billion ($(6.94) per diluted weighted average share) for the nine months ended September 30, 2020 , as compared to GAAP net income attributable to common stockholders of $286.7 million and $132.4 million ($1.00 and $0.50 per diluted weighted average share) for the three and nine months ended September 30, 2019.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding Agency interest-only securities and certain securities with an allowance for credit losses, do not impact our GAAP net income (loss) or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” For the three and nine months ended September 30, 2020, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $36.2 million and $30.9 million, respectively. This, combined with GAAP net income attributable to common stockholders of $183.0 million and GAAP net loss attributable to common stockholders of $1.9 billion for the three and nine months ended September 30, 2020, respectively, resulted in comprehensive income attributable to common stockholders of $219.2 million and comprehensive loss attributable to common stockholders of $1.9 billion for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2019, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $29.2 million and net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $637.5 million, respectively. This, combined with GAAP net income attributable to common stockholders of $286.7 million and $132.4 million, resulted in comprehensive income attributable to common stockholders of $257.6 million and $769.9 million for the three and nine months ended September 30, 2019, respectively.

Our book value per common share for U.S. GAAP purposes was $7.37 at September 30, 2020, a decrease from $14.54 per common share at December 31, 2019. For the nine months ended September 30, 2020, we recognized comprehensive loss attributable to common stockholders of $1.9 billion, which drove the overall decrease in book value.
Although some uncertainty remains regarding the future effects of the COVID-19 pandemic and the actions that may be taken by federal and state governmental authorities and GSEs in response, the Agency RMBS market has stabilized and there is more clarity regarding forbearance levels and deferral programs on Agency MSR. Our liquidity position is strong, with $1.6 billion in unrestricted cash as of September 30, 2020. Given our increased confidence, we expect to continue to deploy such capital to our target assets over time.

The following tables present the components of our comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019:

(in thousands, except share data)	Three Months Ended		Nine Months Ended
Income Statement Data:	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Interest income:
Available-for-sale securities	$89,200	$242,023	$443,614	$731,716
Other	516	7,717	8,936	24,536
Total interest income	89,716	249,740	452,550	756,252
Interest expense:
Repurchase agreements	18,652	176,450	222,068	501,361
Federal Home Loan Bank advances	—	391	1,747	10,406
Revolving credit facilities	2,391	3,964	8,748	15,316
Term notes payable	3,321	5,475	11,678	5,706
Convertible senior notes	4,821	4,797	14,366	14,256
Total interest expense	29,185	191,077	258,607	547,045
Net interest income	60,531	58,663	193,943	209,207
Other-than-temporary impairment losses	—	(5,950)	—	(11,004)
Other income (loss):
(Loss) gain on investment securities	(9,107)	248,828	(1,037,222)	251,977
Servicing income	99,114	126,025	342,802	373,922
Loss on servicing asset	(112,763)	(234,514)	(938,219)	(675,920)
Gain (loss) on interest rate swap, cap and swaption agreements	1,401	70,620	(296,117)	(101,414)
Gain on other derivative instruments	65,596	85,856	8,734	270,798
Other income	84	495	948	277
Total other income (loss)	44,325	297,310	(1,919,074)	119,640
Expenses:
Management fees	5,759	16,839	31,738	42,556
Servicing expenses	26,197	17,696	70,049	54,354
Other operating expenses	18,976	13,344	47,892	42,913
Restructuring charges	(139,788)	—	6,000	—
Total expenses	(88,856)	47,879	155,679	139,823
Income (loss) before income taxes	193,712	302,144	(1,880,810)	178,020
Benefit from income taxes	(8,202)	(3,556)	(39,504)	(11,188)
Net loss	201,914	305,700	(1,841,306)	189,208
Dividends on preferred stock	18,950	18,951	56,851	56,851
Net income (loss) attributable to common stockholders	$182,964	$286,749	$(1,898,157)	$132,357
Basic earnings (loss) per weighted average common share	$0.67	$1.05	$(6.94)	$0.50
Diluted earnings (loss) per weighted average common share	$0.64	$1.00	$(6.94)	$0.50
Dividends declared per common share	$0.14	$0.40	$0.33	$1.27
Weighted average number of shares of common stock:
Basic	273,705,785	272,897,575	273,567,998	266,114,772
Diluted	291,876,935	291,053,718	273,567,998	266,114,772

(in thousands)	Three Months Ended		Nine Months Ended
Income Statement Data:	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Comprehensive income (loss):
Net income (loss)	$201,914	$305,700	$(1,841,306)	$189,208
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	36,216	(29,164)	30,940	637,537
Other comprehensive income (loss)	36,216	(29,164)	30,940	637,537
Comprehensive income (loss)	238,130	276,536	(1,810,366)	826,745
Dividends on preferred stock	18,950	18,951	56,851	56,851
Comprehensive income (loss) attributable to common stockholders	$219,180	$257,585	$(1,867,217)	$769,894

(in thousands)	September 30, 2020	December 31, 2019
Balance Sheet Data:
	(unaudited)
Available-for-sale securities	$16,574,321	$31,406,328
Mortgage servicing rights	$1,257,503	$1,909,444
Total assets	$20,587,650	$35,921,622
Repurchase agreements	$16,376,696	$29,147,463
Federal Home Loan Bank advances	$—	$210,000
Revolving credit facilities	$274,830	$300,000
Term notes payable	$395,328	$394,502
Convertible senior notes	$285,843	$284,954
Total stockholders’ equity	$3,019,672	$4,970,466

Results of Operations
The following analysis focuses on financial results during the three and nine months ended September 30, 2020 and 2019.
Interest Income
Interest income decreased from $249.7 million and $756.3 million for the three and nine months ended September 30, 2019 to $89.7 million and $452.6 million for the same periods in 2020 due to the sale of both Agency RMBS and non-Agency securities that occurred during the first quarter, further sales of some higher coupon Agencies and higher Agency amortization due to prepays.
Interest Expense
Interest expense decreased from $191.1 million and $547.0 million for the three and nine months ended September 30, 2019, respectively, to $29.2 million and $258.6 million for the same periods in 2020 due to lower borrowing balances related to the sale of both Agency RMBS and non-Agency securities that occurred during the first quarter and a lower interest rate environment.

Net Interest Income
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by liability and/or collateral type, and net interest income and average annualized net interest rate spread for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Agency available-for-sale securities	$16,191,900	$89,084	2.2%	$19,993,159	$389,941	2.6%
Non-Agency available-for-sale securities	35,623	116	1.3%	1,070,114	53,673	6.7%
Other	—	516	—%	2,743	8,936	3.8%
Total interest income/net asset yield	$16,227,523	$89,716	2.2%	$21,066,016	$452,550	2.9%
Interest-bearing liabilities
Repurchase agreements, FHLB advances, revolving credit facilities and term notes payable collateralized by:
Agency available-for-sale securities	$16,705,047	$18,268	0.4%	$20,324,490	$207,483	1.4%
Non-Agency available-for-sale securities	2,578	16	2.5%	578,309	12,917	3.0%
Agency derivatives (3)	52,603	155	1.2%	51,572	727	1.9%
Mortgage servicing rights (4)	656,739	5,925	3.6%	746,323	23,114	4.1%
Other unassignable
Convertible senior notes	285,729	4,821	6.7%	285,432	14,366	6.7%
Total interest expense/cost of funds	$17,702,696	29,185	0.7%	$21,986,126	258,607	1.6%
Net interest income/spread (5)		$60,531	1.5%		$193,943	1.3%

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Agency available-for-sale securities	$25,140,887	$199,122	3.2%	$23,241,104	$584,981	3.4%
Non-Agency available-for-sale securities	3,259,772	42,901	5.3%	3,265,827	146,735	6.0%
Other	9,430	7,717	4.3%	17,642	24,536	4.6%
Total interest income/net asset yield	$28,410,089	$249,740	3.5%	$26,524,573	$756,252	3.8%
Interest-bearing liabilities
Repurchase agreements, FHLB advances, revolving credit facilities and term notes payable collateralized by:
Agency available-for-sale securities	$24,608,562	$160,608	2.6%	$22,448,615	$445,727	2.6%
Non-Agency available-for-sale securities	1,462,268	12,879	3.5%	2,013,227	55,263	3.7%
Agency derivatives (3)	47,873	392	3.3%	47,010	1,197	3.4%
Mortgage servicing rights (4)	946,488	12,401	5.2%	757,654	30,602	5.4%
Other unassignable
Convertible senior notes	284,528	4,797	6.7%	284,268	14,256	6.7%
Total interest expense/cost of funds	$27,349,719	191,077	2.8%	$25,550,774	547,045	2.9%
Net interest income/spread (5)		$58,663	0.7%		$209,207	0.9%
____________________
(1)Average asset balance represents average amortized cost on AFS securities.
(2)Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps and caps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap, cap and swaption agreements in the condensed consolidated statements of comprehensive income (loss). For the three and nine months ended September 30, 2020, our total average cost of funds on the assets assigned as collateral for borrowings shown in the table above, including interest spread expense associated with interest rate swaps and caps, was 0.7% and 1.3%, respectively, compared to 2.5% and 2.5% for the same periods in 2019.
(3)Yields on Agency Derivatives not shown as interest income is included in gain on other derivative instruments in the condensed consolidated statements of comprehensive income (loss).
(4)Yields on mortgage servicing rights not shown as these assets do not earn interest.
(5)Net interest spread does not include the accrual and settlement of interest associated with interest rate swaps and caps. In accordance with U.S. GAAP, those costs are included in gain (loss) on interest rate swap, cap and swaption agreements in the condensed consolidated statements of comprehensive income (loss). For the three and nine months ended September 30, 2020, our total average net interest rate spread on the assets and liabilities shown in the table above, including interest spread expense associated with interest rate swaps and caps, was 1.6% and 1.5%, respectively, compared to 0.9% and 1.2% for the same periods in 2019.

The decrease in yields on Agency AFS securities for the three and nine months ended September 30, 2020, as compared to the same period in 2019, was predominantly driven by sales of pools with higher yields. The decrease in cost of funds associated with the financing of Agency AFS securities for the three and nine months ended September 30, 2020, as compared to the same period in 2019, was the result of lower average balance and decreases in the borrowing rates offered by financing counterparties.
The decrease in yields on non-Agency securities for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, was due to the sale of substantially all legacy non-Agencies during the first quarter. The decrease in cost of funds associated with the financing of non-Agency AFS securities for the three and nine months ended September 30, 2020, as compared to the same period in 2019, was also a result of the sale.
The decrease in cost of funds associated with the financing of Agency Derivatives for the three and nine months ended September 30, 2020, as compared to the same period in 2019, was the result of decreases in the borrowing rates offered by counterparties.
The decrease in cost of funds associated with the financing of MSR for the three and nine months ended September 30, 2020, as compared to the same period in 2019, was the result of better financing terms offered by counterparties.
Our convertible senior notes were issued in January 2017, are unsecured and pay interest semiannually at a rate of 6.25% per annum. The cost of funds associated with our convertible senior notes for the three and nine months ended September 30, 2020, as compared to the same period in 2019, was consistent.

The following tables present the components of the yield earned on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Gross yield/stated coupon	3.8%	4.2%	3.9%	4.3%
Net (premium amortization) discount accretion	(1.6)%	(0.8)%	(1.1)%	(0.6)%
Net yield (1)	2.2%	3.4%	2.8%	3.7%
____________________
(1)Excludes Agency Derivatives. For the three and nine months ended September 30, 2020, the average annualized net yield on total RMBS, including Agency Derivatives, was 2.3% and 2.8%, respectively, compared to 3.4% and 3.7% for the same periods in 2019. Yields have not been adjusted for cost of delay and cost to carry purchase premiums.

Other-Than-Temporary Impairments
Prior to the adoption of Topic 326 on January 1, 2020, we reviewed each of our securities on a quarterly basis to determine if an OTTI charge was necessary. During the three and nine months ended September 30, 2019, we recorded $6.0 million and $11.0 million in other-than-temporary credit impairments on nine and sixteen non-Agency securities, respectively, where the future expected cash flows for each security were less than its amortized cost. For further information about evaluating AFS securities for OTTI prior to January 1, 2020, refer to Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the condensed consolidated financial statements.
(Loss) Gain On Investment Securities
The following tables present the components of (loss) gain on investment securities for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(in thousands)	Available-For-Sale Securities	Trading Securities	Total	Available-For-Sale Securities	Trading Securities	Total
Proceeds from sales	$—	$—	$—	$16,969,870	$1,053,477	$18,023,347
Amortized cost of securities sold	—	—	—	(17,947,686)	(1,052,500)	(19,000,186)
Total realized (losses) gains on sales	—	—	—	(977,816)	977	(976,839)
Provision for credit losses	(7,100)	—	(7,100)	(53,931)	—	(53,931)
Other	(2,007)	—	(2,007)	(6,452)	—	(6,452)
(Loss) gain on investment securities	$(9,107)	$—	$(9,107)	$(1,038,199)	$977	$(1,037,222)

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(in thousands)	Available-For-Sale Securities	Trading Securities	Total	Available-For-Sale Securities	Trading Securities	Total
Proceeds from sales	$6,111,897	$—	$6,111,897	14,065,573	$—	$14,065,573
Amortized cost of securities sold	(5,861,630)	—	(5,861,630)	(13,809,174)	—	(13,809,174)
Total realized gains on sales	250,267	—	250,267	256,399	—	256,399
Provision for credit losses	—	—	—	—	—	—
Other	(1,439)	—	(1,439)	(4,422)	—	(4,422)
Gain on investment securities	$248,828	$—	$248,828	$251,977	$—	$251,977

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
Subsequent to the adoption of Topic 326 on January 1, 2020, the Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on AFS securities. The estimated allowance for credit losses is equal to the difference between the prepayment adjusted contractual cash flows with no credit losses and the prepayment adjusted expected cash flows with credit losses, discounted at the effective interest rate on the AFS security that was in effect upon adoption of the standard. The contractual cash flows and expected cash flows are based on management’s best estimate and take into consideration current prepayment assumptions, lifetime expected losses based on past loss experience, current market conditions, and reasonable and supportable forecasts of future conditions. The allowance for credit losses causes an increase in the AFS security amortized cost and recognizes an allowance for credit losses in the same amount, with the provision for credit losses recognized in earnings (within (loss) gain on investment securities) and the balance of the unrealized loss recognized in either other comprehensive income (loss), net of tax, or (loss) gain on investment securities, depending on the accounting treatment.
Servicing Income
The following table presents the components of servicing income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Servicing fee income	$96,332	$106,700	$318,686	$327,184
Ancillary and other fee income	391	499	1,388	1,302
Float income	2,391	18,826	22,728	45,436
Total	$99,114	$126,025	$342,802	$373,922

The decrease in servicing income for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, was the result of a decrease in service income as a result of a lower portfolio balance due to prepayments and deferred servicing fee income for loans in forbearance as a result of COVID-19. Additionally, the decrease in float income was the result of decreased float earning rates.
Loss on Servicing Asset
The following table presents the components of loss on servicing asset for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	$41,429	$(144,071)	$(570,347)	$(477,710)
Changes in fair value due to realization of cash flows (runoff)	(154,184)	(90,529)	(367,864)	(198,585)
(Losses) gains on sales	(8)	86	(8)	375
Loss on servicing asset	$(112,763)	$(234,514)	$(938,219)	$(675,920)

The decrease in loss on servicing asset for the three months ended September 30, 2020, as compared to the same period in 2019, was driven by a decrease in the size of the portfolio, offset by higher portfolio runoff during the three months ended September 30, 2020. The increase in loss on servicing asset for the nine months ended September 30, 2020, as compared to the same period in 2019, was driven by an increase in prepayment speed assumptions used in the fair valuation of MSR, higher expected cost-to-service due to COVID-19 related forbearances and higher portfolio runoff on a larger average MSR portfolio balance throughout the nine months ended September 30, 2020.

Gain (Loss) on Interest Rate Swap, Cap and Swaption Agreements
The following table summarizes the net interest spread and gains and losses associated with our interest rate swap, cap and swaption positions recognized during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Net interest spread	$818	$19,151	$(68,128)	$65,746
Early termination, agreement maturation and option expiration gains (losses)	—	75,409	(385,202)	96,423
Change in unrealized gain (loss) on interest rate swap, cap and swaption agreements, at fair value	583	(23,940)	157,213	(263,583)
Gain (loss) on interest rate swap, cap and swaption agreements	$1,401	$70,620	$(296,117)	$(101,414)

Net interest spread recognized for the accrual and/or settlement of the net interest expense associated with our interest rate swaps and caps results from receiving either a floating interest rate (LIBOR or the OIS rate) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (LIBOR or the OIS rate) on positions held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. We may elect to terminate certain swaps, caps and swaptions to align with our investment portfolio, agreements may mature or options may expire resulting in full settlement of our net interest spread asset/liability and the recognition of realized gains and losses, including early termination penalties. During the second quarter of 2020, we elected to terminate certain swaps and swaptions in order to adjust the total notional and fixed interest rates on these instruments, as a result of adjustments made to our investment portfolio and changes in interest rates. The change in fair value of interest rate swaps, caps and swaptions during the three and nine months ended September 30, 2020 and 2019 was a result of changes to floating interest rates (LIBOR or the OIS rate), the swap curve and corresponding counterparty borrowing rates. Since swaps, caps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses (excluding the reversal of unrealized gains and losses to realized gains and losses upon termination, maturation or option expiration) are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive income (loss), net of tax, or to (loss) gain on investment securities, in the case of Agency interest-only mortgage-backed securities.
Gain on Other Derivative Instruments
The following table provides a summary of the total net gains (losses) recognized on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, put and call options for TBAs, Markit IOS total return swaps, short U.S. treasuries, U.S. Treasury futures and inverse interest-only securities during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Interest income, net of accretion, on inverse interest-only securities	$2,691	$1,236	$7,247	$3,883
Interest expense on short U.S. treasuries	—	—	—	(1,315)
Realized and unrealized net gains (losses) on other derivative instruments (1)	62,905	84,620	1,487	268,230
Gain on other derivative instruments	$65,596	$85,856	$8,734	$270,798
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

Expenses
The following table presents the components of expenses, other than restructuring charges, for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2020	2019	2020	2019
Management fees	$5,759	$16,839	$31,738	$42,556
Servicing expenses	$26,197	$17,696	$70,049	$54,354
Other operating expenses:
Officers’ compensation incurred by PRCM Advisers on our behalf and reimbursed by us (1) (2)	$106	$152	$1,388	$2,913
Other direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us (2)	3,109	4,610	17,883	20,125
Non-cash equity compensation expenses
Amortization of executive officers’ restricted stock (3)	944	846	2,994	2,173
Amortization of other restricted stock	1,913	1,134	4,493	4,064
Total non-cash equity compensation expenses	2,857	1,980	7,487	6,237
Other nonrecurring expenses	3,664	—	3,664	—
All other operating expenses	9,240	6,602	17,470	13,638
Total other operating expenses	$18,976	$13,344	$47,892	$42,913
Annualized other operating expense ratio	2.6%	1.1%	1.8%	1.2%
Annualized other operating expense ratio, excluding non-cash equity compensation and other nonrecurring expenses	1.7%	0.9%	1.4%	1.0%
____________________
(1)Officers include our principal financial officer and general counsel. We did not reimburse PRCM Advisers for any expenses related to the compensation of our chief executive officer or chief investment officer.
(2)Subsequent to the transition to self-management, PRCM Advisers no longer incurs any expenses on our behalf.
(3)Equity based compensation expense related to the amortization of restricted stock awarded to our executive officers, including our chief executive officer, chief investment officer, principal financial officer and general counsel.

Prior to the termination of the Management Agreement on August 14, 2020, management fees were payable to PRCM Advisers under the agreement. The management fee was calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement. In connection with the acquisition of CYS effective July 31, 2018, the Management Agreement was amended to reduce PRCM Advisers’ base management fee with respect to the additional equity under management resulting from the merger to 0.75% from the effective time through the first anniversary of the effective time. Effective July 31, 2019, the management fee reduction on the equity acquired in the CYS transaction expired.
We also incur servicing expenses generally related to the subservicing of MSR and other operating expenses. The increase in servicing expenses during the three and nine months ended September 30, 2020, as compared to the same periods in 2019, was a result of a higher cost to service loans in forbearance. Prior to the termination of the Management Agreement, included in other operating expenses were direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us, including compensation paid to employees of Pine River serving as our principal financial officer and general counsel. The allocation of compensation paid to employees of Pine River serving as our principal financial officer and general counsel was based on time spent overseeing our activities in accordance with the Management Agreement; we did not reimburse PRCM Advisers for any expenses related to the compensation of our chief executive officer or chief investment officer.
Subsequent to the transition to self-management, we no longer pay a management fee to, or reimburse the expenses of, PRCM Advisers. Expenses for which we previously reimbursed PRCM Advisers are now borne directly by us. We are also now responsible for the compensation of our Chief Executive Officer, Chief Investment Officer and investment professionals, which was previously the responsibility of PRCM Advisers.

Restructuring Charges
On April 13, 2020, we announced that we had elected to not renew the Management Agreement with PRCM Advisers on the basis of unfair compensation payable to the manager pursuant to Section 13(a)(ii) of the Management Agreement. As a result, we had expected the Management Agreement to terminate on September 19, 2020, at which time we would have been required to pay a termination fee equal to three times the sum of the average annual base management fee earned by PRCM Advisers during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination, pursuant to the terms of the Management Agreement. The termination fee was calculated to be $139.8 million based on results as of June 30, 2020.
On July 15, 2020, we provided PRCM Advisers with a notice of termination of the Management Agreement for “cause” on the basis of certain material breaches of the Management Agreement by PRCM Advisers, its agents and/or its assignees that are incapable of being cured within the time period set forth therein and certain events of gross negligence on the part of PRCM Advisers in the performance of its duties under the Management Agreement. The Management Agreement subsequently terminated on August 14, 2020. No termination fee was payable to PRCM Advisers in connection with such termination, pursuant to Section 15(a) of the Management Agreement.
In connection with the termination of the Management Agreement, we reversed the $139.8 million accrued termination fee during the three months ended September 30, 2020. For the nine months ended September 30, 2020, we incurred a total of $6.0 million in contract termination costs, which includes all estimated costs incurred for legal and advisory services provided to facilitate the termination of the Management Agreement. In accordance with Accounting Standards Codification (ASC) 420, Exit or Disposal Cost Obligations, all contract termination costs are included within restructuring charges on our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2020. Accrued restructuring costs are included in other liabilities on our condensed consolidated balance sheet as of September 30, 2020.
Income Taxes
During the three and nine months ended September 30, 2020, the Company’s TRSs recognized a benefit from income taxes of $8.2 million and $39.5 million, respectively. The benefit recognized for the three months ended September 30, 2020 was primarily due to losses recognized on MSR. The benefit recognized for the nine months ended September 30, 2020 was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in the Company’s TRSs. During the three and nine months ended September 30, 2019, the Company’s TRSs recognized a benefit from income taxes of $3.6 million and $11.2 million, respectively, which was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in our TRSs.

Financial Condition
Available-for-Sale Securities, at Fair Value
The majority of our AFS investment securities portfolio is comprised of adjustable rate and fixed rate Agency mortgage-backed securities backed by single-family and multi-family mortgage loans. We also hold $18.0 million in tranches of mortgage-backed and asset-backed P&I and interest-only non-Agency securities. All of our P&I Agency RMBS AFS are Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations that carry an implied rating of “AAA,” or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. government. The majority of these securities consist of whole pools in which we own all of the investment interests in the securities.

The following table summarizes certain characteristics of our Agency RMBS AFS at September 30, 2020:

	September 30, 2020
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities
Fixed	$15,028,990	$688,058	$15,717,048	$—	$721,772	$(231)	$16,438,589	3.68%	$104.88
Hybrid ARM	11,017	494	11,511	—	404	(118)	11,797	5.86%	$107.88
Total P&I securities	15,040,007	688,552	15,728,559	—	722,176	(349)	16,450,386	3.68%	$104.88
Interest-only securities
Fixed	473,708	35,425	35,425	(626)	3,140	(4,683)	33,256	3.38%	$38.23
Fixed Other (1)	1,716,026	90,643	90,643	(18,615)	9,158	(8,500)	72,686	1.86%	$8.64
Total	$17,229,741	$814,620	$15,854,627	$(19,241)	$734,474	$(13,532)	$16,556,328
____________________
(1)Fixed Other represents weighted-average coupon interest-only securities that are not generally used for our interest-rate risk management purposes. These securities pay variable coupon interest based on the weighted average of the fixed rates of the underlying loans of the security, less the weighted average rates of the applicable issued P&I securities.

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of September 30, 2020 on an annualized basis, was 23.2%.
Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of residential mortgage loans. We do not directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the loans underlying our MSR. As of September 30, 2020, our MSR had a fair market value of $1.3 billion.
As of September 30, 2020, our MSR portfolio included MSR on 719,344 loans with an unpaid principal balance of approximately $156.4 billion. The following tables summarize certain characteristics of the loans underlying our MSR by gross weighted average coupon rate types and ranges at September 30, 2020:

	September 30, 2020
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	% Fannie Mae	Gross Weighted Average Coupon Rate	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed
≤ 3.75%	144,020	$39,808,228	62.0%	3.4%	31	768	71.0%	1.8%	36.8%	26.5
> 3.75 - 4.25%	208,657	48,982,804	64.0%	3.9%	43	758	76.0%	3.8%	43.5%	27.6
> 4.25 - 4.75%	147,230	30,390,639	66.0%	4.4%	42	742	78.0%	6.1%	47.1%	26.6
> 4.75 - 5.25%	71,543	13,444,735	67.0%	4.9%	36	728	80.0%	8.2%	44.5%	27.8
> 5.25%	28,080	4,465,682	70.0%	5.5%	33	708	80.0%	10.4%	38.7%	30.9
	599,530	137,092,088	64.0%	4.0%	38	753	76.0%	4.4%	42.8%	27.2
15-Year Fixed
≤ 2.75%	6,663	1,722,622	64.0%	2.5%	14	779	58.0%	0.3%	15.1%	25.5
> 2.75 - 3.25%	42,552	7,457,403	73.0%	2.9%	43	772	62.0%	1.5%	26.7%	26.2
> 3.25 - 3.75%	37,346	5,551,126	72.0%	3.4%	44	759	65.0%	2.6%	30.7%	27.7
> 3.75 - 4.25%	18,616	2,371,688	64.0%	3.9%	40	745	66.0%	3.6%	35.5%	29.4
> 4.25%	9,849	1,079,990	62.0%	4.5%	31	732	66.0%	3.6%	36.1%	31.3
	115,026	18,182,829	70.0%	3.3%	39	763	63.0%	2.1%	29.6%	27.3
Total ARMs	4,788	1,169,445	67.0%	3.5%	52	761	66.0%	4.6%	48.8%	25.3
Total	719,344	$156,444,362	65.0%	3.9%	38	754	74.0%	4.1%	41.5%	27.2

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
At September 30, 2020, borrowings under repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes had the following characteristics:

(dollars in thousands)	September 30, 2020
Borrowing Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity
Repurchase agreements	$16,376,696	0.29%	0.2
Revolving credit facilities	274,830	2.94%	1.3
Term notes payable	395,328	2.95%	3.7
Convertible senior notes (1)	285,843	6.25%	1.3
Total	$17,332,697	0.49%	0.3

(dollars in thousands)	September 30, 2020
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$16,322,224	0.28%	4.2%
Non-Agency securities	2,371	2.30%	34.0%
Agency Derivatives	52,101	1.02%	27.5%
Mortgage servicing rights	670,158	2.95%	24.6%
Other (1)	285,843	6.25%	NA
Total	$17,332,697	0.49%	5.0%
____________________
(1)Includes unsecured convertible senior notes paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount of $287.5 million.

As of September 30, 2020, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 5.7:1.0. We believe the current degree of leverage within our portfolio helps ensure that we have access to unused borrowing capacity, thus supporting our liquidity and the strength of our balance sheet.

The following table provides a summary of our borrowings under repurchase agreements, FHLB advances, revolving credit facilities, term notes payable and convertible senior notes, our net TBA notional amounts and our debt-to-equity ratios for the three months ended September 30, 2020, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End	End of Period Total Borrowings to Equity Ratio	End of Period Net Long (Short) TBA Notional	End of Period Economic Debt-to-Equity Ratio (1)
September 30, 2020	$17,702,696	$17,332,697	$17,896,976	5.7:1.0	$6,236,000	7.7:1.0
June 30, 2020	$18,121,689	$17,938,992	$18,062,737	6.3:1.0	$3,236,000	7.4:1.0
March 31, 2020	$30,142,279	$18,777,669	$33,225,403	6.5:1.0	$1,761,000	7.0:1.0
December 31, 2019	$27,619,393	$30,336,919	$30,336,919	6.1:1.0	$7,427,000	7.5:1.0
September 30, 2019	$27,349,719	$26,596,006	$28,168,892	5.3:1.0	$9,863,000	7.2:1.0
____________________
(1)Defined as total borrowings under repurchase agreements, FHLB advances, revolving credit facilities, term notes payable and convertible senior notes, plus implied debt on net TBA notional, divided by total equity.

Equity
The tables below provide details of our changes in stockholders’ equity from June 30, 2020 to September 30, 2020 as well as a reconciliation of comprehensive income and GAAP net income to non-GAAP measures.

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders' equity at June 30, 2020	$1,834.6	273.7	$6.70
Core Earnings, net of tax benefit of $1.5 million ⁽¹⁾	94.5
Dividends on preferred stock	(18.9)
Core Earnings attributable to common stockholders, net of tax benefit of $1.5 million ⁽¹⁾	75.6
Realized and unrealized gains and losses, net of tax benefit of $6.7 million	107.4
Other comprehensive income, net of tax	36.2
Dividend declaration	(38.4)
Other	2.9	—
Issuance of common stock, net of offering costs	0.1	—
Common stockholders' equity at September 30, 2020	$2,018.4	273.7	$7.37
Total preferred stock liquidation preference	1,001.3
Total equity at September 30, 2020	$3,019.7

Three Months Ended
(in millions)	September 30, 2020
Comprehensive income attributable to common stockholders	$219.2
Adjustment for other comprehensive income attributable to common stockholders:
Unrealized gains on available-for-sale securities	(36.2)
Net income attributable to common stockholders	183.0
Adjustments for non-Core Earnings:
Realized losses on investment securities	1.8
Unrealized loss on investment securities	0.2
Provision for credit losses on investment securities	7.1
Realized and unrealized losses on mortgage servicing rights	55.9
Realized loss on termination or expiration of interest rate swaps, caps and swaptions	—
Unrealized gain on interest rate swaps, caps and swaptions	(0.6)
Gain on other derivative instruments	(32.7)
Other loss	—
Change in servicing reserves	0.9
Non-cash equity compensation expense	2.8
Other nonrecurring expenses	3.7
Change in restructuring charges	(139.8)
Net benefit from income taxes on non-Core Earnings	(6.7)
Core Earnings attributable to common stockholders (1)	$75.6
____________________
(1)Core Earnings is a non-U.S. GAAP measure that we define as comprehensive income (loss) attributable to common stockholders, excluding “realized and unrealized gains and losses” (impairment losses, provision for credit losses, realized and unrealized gains and losses on the aggregate portfolio, reserve expense for representation and warranty obligations on MSR, non-cash compensation expense related to restricted common stock, other nonrecurring expenses and restructuring charges). As defined, Core Earnings includes net interest income, accrual and settlement of interest on derivatives, dollar roll income on TBAs, servicing income, net of estimated amortization on MSR, management fees and recurring cash related operating expenses. Dollar roll income is the economic equivalent to holding and financing Agency RMBS using short-term repurchase agreements. Core Earnings provides supplemental information to assist investors in analyzing the Company’s results of operations and helps facilitate comparisons to industry peers.

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
As of September 30, 2020, we held $1.6 billion in cash and cash equivalents available to support our operations; $17.9 billion of AFS securities, MSR, and derivative assets held at fair value; and $17.3 billion of outstanding debt in the form of repurchase agreements, borrowings under revolving credit facilities, term notes payable and convertible senior notes. During the three months ended September 30, 2020, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, decreased from 6.3:1.0 to 5.7:1.0. The decrease was driven by the repositioning of financing on Agency AFS securities to TBA positions and a higher equity balance driven by our financial results for the quarter. During the nine months ended September 30, 2020, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, decreased from 6.1:1.0 to 5.7:1.0. The decrease was also driven by the repositioning of financing on Agency AFS securities to TBA positions.

As of September 30, 2020, we held approximately $8.8 million of unpledged Agency securities and derivatives and $14.7 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $18.5 million. As of September 30, 2020, we held approximately $232.4 million of unpledged MSR and $26.7 million of unpledged servicing advances. Overall, we had unused borrowing capacity on MSR asset and servicing advance financing facilities of $375.2 million and $200.0 million, respectively. The unused borrowing capacity on MSR financing facilities includes the repurchase facility pursuant to which the Company may finance the VFN issued in connection with the MSR securitization transaction completed on June 27, 2019. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the nine months ended September 30, 2020, we did not experience any material issues accessing our funding sources, although the balance sheet capacity of some counterparties has tightened due to compliance with the Basel III regulatory capital reform rules as well as the management of perceived risk in the current market environment due to the COVID-19 pandemic. We expect ongoing sources of financing to be primarily repurchase agreements, revolving credit facilities, term notes payable, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of September 30, 2020, we had master repurchase agreements in place with 45 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and optimize counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
The following table summarizes our repurchase agreements and counterparty geographical concentration at September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$9,653,237	$451,740	59.3%	$16,165,067	$1,026,474	57.6%
Europe (2)	3,923,751	197,940	26.0%	7,519,258	521,804	29.3%
Asia (2)	2,799,708	111,965	14.7%	5,463,138	234,180	13.1%
Total	$16,376,696	$761,645	100.0%	$29,147,463	$1,782,458	100.0%
____________________
(1)Represents the net carrying value of the assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.
(2)Exposure to European and Asian domiciled banks and their U.S. subsidiaries.

In addition to our master repurchase agreements to fund our Agency and non-Agency securities, we have one repurchase facility and two revolving credit facilities that provide short- and long-term financing for our MSR portfolio. We also have one revolving credit facility that provides long-term financing for our servicing advances. An overview of the facilities is presented in the table below:

(dollars in thousands)
September 30, 2020
Expiration Date (1)	Committed	Amount Outstanding	Unused Capacity	Total Capacity	Eligible Collateral
March 12, 2022	Yes (2)	$214,830	$135,170	$350,000	Mortgage servicing rights
July 16, 2021	Yes (2)	$60,000	$40,000	$100,000	Mortgage servicing rights
June 21, 2021	No	$—	$200,000	$200,000	Mortgage servicing rights (3)
September 28, 2022	Yes (2)	$—	$200,000	$200,000	Mortgage servicing advances
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
We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across the agreements as of September 30, 2020:
•Total indebtedness to tangible net worth must be less than 8.0:1.0. As of September 30, 2020, our total indebtedness to tangible net worth, as defined, was 5.8:1.0.
•Cash liquidity must be greater than $200.0 million. As of September 30, 2020, our liquidity, as defined, was $1.6 billion.
•Net worth must be greater than $1.5 billion or 50% of the highest net worth during the 24 calendar months prior, whichever is higher. As of September 30, 2020, 50% of the highest net worth during the 24 calendar months prior was $2.6 billion and our net worth, as defined, was $3.0 billion.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.

The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, FHLB advances, revolving credit facilities, term notes payable and derivative instruments at September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Available-for-sale securities, at fair value	$16,550,904	$29,802,456
Mortgage servicing rights, at fair value	1,025,075	1,554,825
Restricted cash	492,098	919,010
Due from counterparties	32,507	102,365
Derivative assets, at fair value	66,785	68,874
Other assets	11,123	—
Total	$18,178,492	$32,447,530

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
The following table provides the maturities of our repurchase agreements, FHLB advances, revolving credit facilities, term notes payable and convertible senior notes as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Within 30 days	$3,790,989	$5,465,916
30 to 59 days	3,920,358	6,300,372
60 to 89 days	—	6,687,285
90 to 119 days	3,644,581	4,740,217
120 to 364 days	5,080,768	6,113,673
One to three years	500,673	584,954
Three to five years	395,328	394,502
Five to ten years	—	—
Ten years and over	—	50,000
Total	$17,332,697	$30,336,919

For the three months ended September 30, 2020, our restricted and unrestricted cash balance increased approximately $161.7 million to $2.2 billion at September 30, 2020. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended September 30, 2020, operating activities increased our cash balances by approximately $226.0 million, primarily driven by our financial results for the quarter.
•Cash flows from investing activities. For the three months ended September 30, 2020, investing activities increased our cash balances by approximately $599.9 million, primarily driven by principal payments on AFS securities, offset by purchases of MSR and a decrease in due to counterparties as a result of the settlement of purchases of AFS securities that were made in the prior quarter.
•Cash flows from financing activities. For the three months ended September 30, 2020, financing activities decreased our cash balance by approximately $664.2 million, primarily driven by net repayment of repurchase agreements due to the repositioning of financing on Agency AFS securities to TBA positions.

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

The following table provides the indices of our variable rate Agency RMBS and non-Agency securities as of September 30, 2020 and December 31, 2019, respectively, based on carrying value (dollars in thousands).

	September 30, 2020				December 31, 2019
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$—	$9,457	$9,457	7%	$—	$11,884	$11,884	—%
LIBOR	100,801	1,277	102,078	75%	3,247,387	8,400	3,255,787	94%
Other (2)	11,346	13,139	24,485	18%	44,824	164,635	209,459	6%
Total	$112,147	$23,873	$136,020	100%	$3,292,211	$184,919	$3,477,130	100%
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
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing, and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented below in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and caps and float income from custodial accounts associated with our MSR. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the September 30, 2020 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
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

The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at September 30, 2020. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day to day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$(3,371)	$(1,424)	$1,011	$2,022
% change in net interest income (1)	(1.1)%	(0.5)%	0.3%	0.7%
Change in value of financial position:
Available-for-sale securities	$146,997	$79,664	$(92,762)	$(198,044)
As a % of common equity	7.3%	3.9%	(4.6)%	(9.8)%
Mortgage servicing rights (2)	$(198,557)	$(105,262)	$115,474	$238,675
As a % of common equity (2)	(9.8)%	(5.2)%	5.7%	11.8%
Derivatives, net	$62,422	$35,269	$(49,214)	$(112,282)
As a % of common equity	3.1%	1.7%	(2.4)%	(5.6)%
Reverse repurchase agreements	$17	$9	$(9)	$(17)
As a % of common equity	—%	—%	—%	—%
Repurchase agreements	$(19,585)	$(9,793)	$9,793	$19,585
As a % of common equity	(1.0)%	(0.5)%	0.5%	1.0%
Revolving credit facilities	$(238)	$(119)	$119	$239
As a % of common equity	—%	—%	—%	—%
Term notes payable	$(1,116)	$(1,061)	$339	$441
As a % of common equity	(0.1)%	(0.1)%	—%	—%
Convertible senior notes	$(1,669)	$(833)	$829	$1,654
As a % of common equity	(0.1)%	—%	—%	0.1%
Total Net Assets	$(11,729)	$(2,126)	$(15,431)	$(49,749)
As a % of total assets	(0.1)%	—%	(0.1)%	(0.2)%
As a % of common equity	(0.6)%	(0.1)%	(0.8)%	(2.5)%
____________________
(1)Amounts include the effect of interest spread from our interest rate swaps and caps and float income from custodial accounts associated with our MSR, but do not reflect any potential changes to dollar roll income associated with our TBA positions, which are accounted for as derivative instruments in accordance with U.S. GAAP.
(2)Includes the effect of unsettled MSR.

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2020. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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
Should the value of our assets pledged as collateral suddenly decrease, lender margin calls could increase, causing an adverse change in our liquidity position. Moreover, the portfolio construction of MSR, which generally have negative duration, combined with levered RMBS, which generally have positive duration, may in certain market scenarios lead to variation margin calls, which could negatively impact our excess cash position. Additionally, if one or more of our repurchase agreement or revolving credit facility counterparties chose not to provide ongoing funding, our ability to finance would decline or exist at possibly less advantageous terms. As such, we cannot assure that we will always be able to roll over our repurchase agreements and revolving credit facilities. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in this Quarterly Report on 10-Q for further information about our liquidity and capital resource management.
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

Item 4. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective as of September 30, 2020. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report on Form 10-Q, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time the Company may be involved in various legal claims and/or administrative proceedings that arise in the ordinary course of our business. Under ASC 450, Contingencies, or ASC 450, liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established or the range of reasonably possible loss disclosed for those claims.
As previously disclosed, on April 13, 2020, the Company announced that it had elected not to renew the Management Agreement with PRCM Advisers. Subsequently, on July 15, 2020, the Company provided PRCM Advisers with a notice of termination of the Management Agreement for “cause” in accordance with Section 15(a) of the Management Agreement. The Company terminated the Management Agreement for “cause” on the basis of certain material breaches and certain events of gross negligence on the part of PRCM Advisers in the performance of its duties under the Management Agreement.
On July 21, 2020, PRCM Advisers filed a complaint against the Company in the United States District Court for the Southern District of New York. Subsequently, PRCM Advisers filed an amended complaint, or the Federal Complaint, on September 4, 2020. The Federal Complaint alleges, among other things, the misappropriation of trade secrets in violation of both the Defend Trade Secrets Act and New York common law, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and business practices, unjust enrichment, conversion, and tortious interference with contract. The Federal Complaint seeks, among other things, an order enjoining the Company from making any use of or disclosing PRCM Advisers’ trade secret, proprietary, or confidential information; damages in an amount to be determined at a hearing and/or trial; disgorgement of the Company’s wrongfully obtained profits; and fees and costs incurred by PRCM Advisers in pursuing the action. On September 25, 2020, the Company filed a motion to dismiss the Federal Complaint. PRCM Advisers thereafter filed an opposition to the motion to dismiss on October 16, 2020, and on October 26, 2020, the Company filed its reply. The Company’s board of directors believes the Federal Complaint is without merit and that the Company has fully complied with the terms of the Management Agreement.
Separately, the staff of the SEC is conducting a non-public investigation in connection with the Company's decisions not to renew its Management Agreement with PRCM Advisers on the basis of unfair compensation payable to PRCM Advisers in accordance with Section 13(a)(ii) of the Management Agreement and to terminate its Management Agreement with PRCM Advisers for “cause” in accordance with Section 15 of the Management Agreement. The Company is cooperating with the SEC. The Company cannot predict the duration or outcome of the SEC investigation or the extent of any impact it may have on the Company.
As of September 30, 2020, the Company’s condensed consolidated statements of comprehensive income (loss) do not recognize a contingency liability or disclose a range of reasonably possible loss under ASC 450 because management does not believe that a loss or expense related to the Federal Complaint or the SEC Investigation is probable or reasonably estimable. If and when management believes losses associated with the Federal Complaint or the SEC Investigation are a probable future event that may result in a loss or expense to the Company and the loss or expense is reasonably estimable, the Company will recognize a contingency liability and resulting loss in such period.
Based on information currently available, management is not aware of any other legal or regulatory claims that would have a material effect on the Company’s condensed consolidated statements of comprehensive income (loss) and therefore no additional accrual is required as of November 5, 2020.

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
Risks Related to the Termination of our Management Agreement with PRCM Advisers LLC
We may not be able to fully realize the expected benefits of our transition to a self-managed company or the ability to realize such benefits may take longer than anticipated.
On August 14, 2020, our Management Agreement with PRCM Advisers terminated and we thereafter became a self-managed company. We believe that the termination of the Management Agreement, the elimination of the annual base management fee, and the transition to a self-management structure will result in material benefits to our stockholders, including substantial cost savings, the potential for enhanced returns on future capital growth, the elimination of conflicts of interest and strengthened alignment of interests between management and stockholders, and the potential to attract new institutional investors.
Our ability to fully and timely realize the anticipated benefits of this transition is subject to various risks. Certain risks that may adversely impact the process include: any adverse impacts resulting from litigation with PRCM Advisers related to the termination of the Management Agreement; unforeseen or higher than anticipated expenses following the transition; and the diversion of management’s attention caused by the transition process. The failure to manage the transition process efficiently and effectively could result in the anticipated benefits of the transition not being realized in the timeframe currently anticipated or at all.
Legal and regulatory matters related to the termination of our Management Agreement with PRCM Advisers may adversely affect our business, results of operations, and/or financial condition.
In connection with the termination of our Management Agreement, PRCM Advisers has filed a complaint in federal court that alleges, among other things, the misappropriation of trade secrets in violation of both the Defend Trade Secrets Act and New York common law, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and business practices, unjust enrichment, conversion, and tortious interference with contract. The complaint seeks, among other things, an order enjoining the Company from making any use of or disclosing PRCM Advisers’ trade secret, proprietary, or confidential information; damages in an amount to be determined at a hearing and/or trial; disgorgement of the Company’s wrongfully obtained profits; and fees and costs incurred by PRCM Advisers in pursuing the action. Our board of directors believes the complaint is without merit and that the Company has complied with the terms of the Management Agreement. However, the results of litigation are inherently uncertain. It is possible that a court could enjoin us from using certain intellectual property. In addition, any damages or costs and fees that may be awarded to PRCM Advisers related to the litigation may be significant. While we dispute and intend to vigorously defend against the claims set forth in the complaint, it is possible that the results of the litigation with PRCM Advisers may adversely affect our business, results of operations, and/or financial condition.
Separately, the staff of the SEC is conducting a non-public investigation following the Company's decision not to renew its Management Agreement with PRCM Advisers on the basis of unfair compensation payable to PRCM Advisers in accordance with Section 13(a)(ii) of the Management Agreement. We are cooperating with the SEC but cannot predict the duration or outcome of the SEC investigation.
We are exposed to risks to which we have not historically been exposed.
Our transition to a self-managed company exposes us to risks to which we have not historically been exposed. As a result of the transition, we have become a direct employer, and are subject to potential liabilities commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. We also bear the responsibility for implementing and maintaining health, retirement, and similar benefit plans for our employees. There may also be other unforeseen costs, expenses, responsibilities and difficulties associated with operating as a self-managed company.

Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic, measures intended to prevent its spread and government actions to mitigate its economic impact could have a material adverse effect on our business, results of operations and financial condition.
The novel coronavirus (COVID-19) pandemic has caused significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. The outbreak has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The impact of the pandemic and measures to prevent its spread have negatively impacted and could further negatively impact our business, including declines in the value of our target assets as well as adverse developments with respect to the cost and terms of financing available to us. Additionally, the economic impacts of pandemic have affected the financial stability of certain mortgage loan borrowers underlying the RMBS and MSR assets that we own and, as a result, the number of borrowers who are delinquent or default on their loans remains elevated compared to pre-pandemic levels. Elevated levels of delinquency or default may have an adverse impact on the value of our RMBS and MSR assets, as well as increase the cost to service our MSR assets. To the extent current conditions persist or worsen, we expect there to be a negative effect on our results of operations, which may reduce earnings and, in turn, cash available for distribution to our stockholders.
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
(b)None.
(c)The Company’s share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of September 30, 2020, we had repurchased 12,174,300 shares under the program for a total cost of $201.5 million. We did not repurchase shares during the three months ended September 30, 2020.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits
A list of exhibits to this Quarterly Report on Form 10-Q is set forth below.

Exhibit Number	Exhibit Description
3.1
Articles of Amendment and Restatement of Two Harbors Investment Corp. (incorporated by reference to Exhibit 99.1 to Annex B filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on October 8, 2009).

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

3.5
Articles of Amendment to the Articles of Amendment and Restatement of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2020).

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

3.11	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2020).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101	Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the three months ended September 30, 2020, filed with the SEC on November 5, 2020, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	November 5, 2020	By:	/s/ William Greenberg
William Greenberg Chief Executive Officer and President (Principal Executive Officer)
Dated:	November 5, 2020	By:	/s/ Mary Riskey
Mary Riskey Chief Financial Officer (Principal Financial and Accounting Officer)