Form 10-K
period 2020-12-31
TWO HARBORS INVESTMENT CORP.
filed 2021-02-25
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.4 billion based on the closing sale price as reported on the NYSE on that date.
As of February 23, 2021, there were 273,711,007 shares of common stock, par value $0.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

TWO HARBORS INVESTMENT CORP.
2020 ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1. Business

Overview
Two Harbors Investment Corp. is a Maryland corporation focused on investing in, financing and managing Agency residential mortgage-backed securities, or Agency RMBS, mortgage servicing rights, or MSR, and other financial assets, which we collectively refer to as our target assets. We operate as a real estate investment trust, or REIT, as defined under the Internal Revenue Code of 1986, as amended, or the Code. The terms “Two Harbors,” “we,” “our,” “us” and the “company” refer to Two Harbors Investment Corp. and its subsidiaries as a consolidated entity.
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
Our objective is to provide attractive risk-adjusted total return to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. We acquire and manage an investment portfolio of our target assets, which include the following:
•Agency RMBS, meaning RMBS whose principal and interest payments are guaranteed by the Government National Mortgage Association (or Ginnie Mae), the Federal National Mortgage Association (or Fannie Mae), or the Federal Home Loan Mortgage Corporation (or Freddie Mac);
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
Through August 14, 2020, we were externally managed and advised by PRCM Advisers LLC, a subsidiary of Pine River Capital Management L.P., under the terms of a Management Agreement between us and PRCM Advisers. We terminated the Management Agreement effective August 14, 2020 for “cause” in accordance with Section 15(a) thereof. On August 15, 2020, we completed our transition to self-management and directly hired the senior management team and other personnel who had historically provided services to us.
    Our team of investment professionals has broad experience in managing our target assets and has demonstrated the ability to generate attractive risk-adjusted returns under different market conditions and cycles. We have extensive long-term relationships with financial intermediaries, including prime brokers, investment banks, broker-dealers and asset custodians. We believe these relationships enhance our ability to source, finance, protect and hedge our investments and, thus, enable us to succeed in various credit and interest rate environments. We also benefit from our risk management, accounting, operations, legal, compliance and information technology teams.

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
•the impact of any increases in payment delinquencies and defaults on the mortgages comprising and underlying our target assets, including additional servicing costs and servicing advance obligations on the MSR assets we own;
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

Our Business
Our Investment Strategy
    Our investment objective is to provide attractive risk-adjusted total return to our stockholders over the long-term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective by constructing a well-balanced portfolio consisting of Agency RMBS, MSR and other financial assets, with a focus on managing various associated risks, including interest rate, prepayment, credit, mortgage spread and financing risk. The preservation of book value is of paramount importance to our ability to generate total return on an ongoing basis.
    Our investment team makes investment decisions based on a rigorous asset selection process that takes into consideration a variety of factors, including expected cash yield, risk-adjusted returns, current and projected credit fundamentals, current and projected macroeconomic considerations, current and projected supply and demand, credit and market risk concentration limits, liquidity, cost of financing and financing availability. It is our intention to select our assets in such a way as to maintain our REIT qualification and our exemption from registration under the 1940 Act.
Our Target Assets
Our portfolio includes assets that are primarily sensitive to changes in interest rates, prepayments and mortgage spreads, including but not limited to Agency RMBS, MSR and related hedging transactions. These assets have minimal exposure to the underlying credit performance of the investments. Our portfolio is managed by our Chief Investment Officer and our resources are allocated and financial performance is assessed on a consolidated basis. Our target asset classes are as follows:

Agency RMBS	Agency RMBS collateralized by fixed rate mortgage loans, adjustable-rate mortgage (or ARM) loans or hybrid mortgage loans, or derivatives thereof, including:
	•	mortgage pass-through certificates;
	•	collateralized mortgage obligations;
	•	uniform mortgage-backed securities;
	•	Freddie Mac gold certificates;
	•	Fannie Mae certificates;
	•	Ginnie Mae certificates;
	•	“to-be-announced” forward contracts, or TBAs, which are pools of mortgages with specific investment terms to be issued by government sponsored entities, or GSEs, at a future date; and
	•	interest-only and inverse interest-only securities.
MSR	The right to control the servicing of residential mortgage loans, receive the servicing income therefrom and the obligation to service the loans in accordance with relevant standards; the actual servicing functions are outsourced to appropriately licensed third-party subservicers, which service the loans in their own names.
Other assets may include other financial and mortgage-related assets other than our target assets, including non-Agency securities (securities that are not issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac) and certain non-hedging transactions that may produce non-qualifying income for purposes of the REIT gross income tests.

Our Investment Activities
    Historically, we viewed our target assets in two strategies that were based on our core competencies of understanding and managing prepayment and credit risk. Our rates strategy included assets that are primarily sensitive to changes in interest rates and prepayment speeds, specifically Agency RMBS and MSR. Our credit strategy included assets that were primarily sensitive to changes in inherent credit risk, including non-Agency securities. In the first quarter of 2020, we experienced unprecedented market conditions as a result of the global COVID-19 pandemic, including unusually significant spread widening in both Agency RMBS and non-Agency securities. In response, we focused our efforts on raising excess liquidity and de-risking our portfolio. On March 25, 2020, we sold substantially all of our non-Agency securities in order to eliminate the risks posed by continued margin calls and ongoing funding concerns associated with the significant spread widening on these assets. We also sold approximately one-third of our Agency RMBS during the first quarter in order to reduce risk and raise cash to establish a strong defensive liquidity position to weather potential ongoing economic and market instability. Throughout the remainder of 2020, we focused on the composition of our Agency RMBS and MSR portfolio, deploying risk as the market entered a period of stabilization and asset price recovery. Going forward, management expects our capital to be fully allocated to our strategy of pairing Agency RMBS and MSR.
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
One of our wholly owned subsidiaries holds the requisite approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent a contractual right to control the servicing of a mortgage loan, the obligation to service the loan in accordance with relevant standards and the right to collect a fee for the performance of servicing activities, such as collecting principal and interest from a borrower and distributing those payments to the owner of the loan. We do not directly service the mortgage loans underlying the MSR we acquire; rather, we contract with appropriately licensed third-party subservicers to handle substantially all servicing functions in the name of the subservicer for the loans underlying our MSR. As the servicer of record, however, we remain accountable to the GSEs for all servicing matters and, accordingly, provide substantial oversight of each of our subservicers.
We believe MSR are a natural fit for our portfolio over the long term. Our MSR business leverages our core competencies in prepayment and credit risk analytics and the MSR assets provide offsetting risk to our Agency RMBS, hedging both interest rate and mortgage spread risk. One of our goals is to create long-lasting relationships with high quality originators in order to facilitate our acquisition of MSR through both flow and bulk transactions.
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
Our Investment Guidelines
Our board of directors has approved the following investment guidelines:
•no investment shall be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;
•no investment shall be made that would cause us to be regulated as an investment company under the 1940 Act;
•we will primarily invest within our target assets, consisting primarily of Agency RMBS, non-Agency securities, residential mortgage loans, MSR and commercial real estate assets, inclusive of commercial real estate loans, commercial real property, CMBS, commercial corporate debt and loans and other commercial real estate related investments in the U.S; approximately 5% to 10% of our portfolio may include other financial assets; and
•until appropriate investments can be identified, we will invest available cash in interest-bearing and short-term investments that are consistent with (i) our intention to qualify as a REIT and (ii) our exemption from investment company status under the 1940 Act.
These investment guidelines may be changed from time to time by our board of directors in its discretion without the approval of our stockholders.
Within the constraints of the foregoing investment guidelines, we have broad authority to select, finance and manage our investment portfolio. As a general matter, our investment strategy is designed to enable us to:
•build an investment portfolio consisting of Agency RMBS, non-Agency securities, MSR and other financial assets that will generate attractive returns while having a moderate risk profile;
•manage financing, interest, prepayment rate, credit and similar risks;
•capitalize on discrepancies in the relative valuations in the mortgage and housing markets; and
•provide regular quarterly dividend distributions to stockholders.

Within the requirements of the investment guidelines, we make determinations as to the percentage of our assets that will be invested in each of our target assets. Our investment decisions depend on prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our assets that will be invested in any of our target asset classes at any given time. We believe that the diversification of our portfolio of assets and the flexibility of our strategy, combined with the expertise of our investment team, will enable us to achieve attractive risk-adjusted total return under a variety of market conditions and economic cycles.
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
Our primary financing sources for Agency RMBS are repurchase agreements. Repurchase agreements are financings pursuant to which one party, the seller/borrower, sells assets to the repurchase agreement counterparty, the buyer/lender, for an agreed price with the obligation to repurchase the assets from the buyer at a future date and at a price different than the original purchase price, with the difference representing the borrowing rate. The amount of financing available under a repurchase agreement is limited to a specified percentage of the estimated market value of the assets. The difference between the sale price and repurchase price is the interest expense of financing under a repurchase agreement. Under repurchase agreement financing arrangements, if the value of the collateral decreases, the buyer could require the seller to provide additional cash collateral to re-establish the ratio of value of the collateral to the amount of borrowing (i.e., a margin call). In the current economic climate, lenders under repurchase agreements generally advance approximately 90% to 97% of the market value of the Agency RMBS financed (a discount from market value, generally referred to as a haircut, of 3% to 10%).
To finance MSR assets and related servicing advance obligations, we may enter into repurchase agreements, revolving credit facilities and securitization transactions collateralized by the value of the MSR and/or servicing advances pledged. If the value of our MSR and/or servicing advances pledged as collateral for the agreements decreases, the respective lender could require us to provide additional collateral or cash as collateral to re-establish the ratio of value of the collateral to the amount of the debt outstanding. Due to certain GSE requirements, we may be restricted as to the frequency in which we are able to pledge additional MSR and/or servicing advance collateral to counterparties. As a result, we may choose to over-collateralize certain financing arrangements in order to avoid having to provide cash as additional collateral. Lenders generally advance approximately 65% to 70% of the market value of the MSR financed (i.e., a haircut of 30% to 35%) and 80% to 95% of the value of servicing advances financed (i.e., a haircut of 5% to 20%), depending on the type of advance (corporate, escrow, etc.).
During the year ended December 31, 2019, we formed a trust entity, or the MSR Issuer Trust, for the purpose of financing MSR through securitization. On June 27, 2019, we, through the MSR Issuer Trust, completed an MSR securitization transaction pursuant to which, through two of our wholly owned subsidiaries, MSR is pledged to the MSR Issuer Trust and in return, the MSR Issuer Trust issued (i) an aggregate principal amount of $400.0 million in term notes to qualified institutional buyers and (ii) a variable funding note, or VFN, with a maximum principal balance of $1.0 billion to one of the subsidiaries, in each case secured on a pari passu basis. The term notes bear interest at a rate equal to one-month LIBOR plus 2.80% per annum. The term notes will mature on June 25, 2024 or, if extended pursuant to the terms of the related indenture supplement, June 25, 2026 (unless earlier redeemed in accordance with their terms).
A significant decrease in the advance rate or an increase in the haircut could result in us having to sell assets in order to meet additional margin requirements by the lender. We expect to mitigate our risk of margin calls under financing arrangements by deploying leverage at an amount that is below what could be used under current advance rates.
In order to reduce our exposure to risks associated with lender counterparty concentration, we generally seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At December 31, 2020, we had $15.1 billion of outstanding balances under repurchase agreements with 20 counterparties, with a maximum net exposure (the difference between the amount loaned to us, including interest payable, and the value of the assets pledged by us as collateral, including accrued interest receivable on such assets) to any single lender of $98.1 million, or 3.2% of stockholders’ equity.

Through February 19, 2021, our wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, was a member of the FHLB. As a member of the FHLB, TH Insurance had access to a variety of products and services offered by the FHLB, including secured advances. Eligible collateral may include conventional 1-4 family residential loans, commercial real estate loans, Agency RMBS and non-Agency securities with a rating of A and above. We historically used FHLB advances to finance a portion of our Agency RMBS. Similar to repurchase agreements, if the value of our assets pledged to the FHLB as collateral for advances decreased, the FHLB could have required us to provide additional collateral to re-establish the ratio of value of the collateral to the amount of advances outstanding. The FHLB generally advances approximately 90% to 95% of the market value of the Agency RMBS financed (i.e., a haircut of 5% to 10%).
In January 2016, the Federal Housing Finance Agency, or FHFA, released a final rule regarding membership in the Federal Home Loan Bank system. Among other effects, the ruling excludes captive insurers from membership eligibility, including our subsidiary member, TH Insurance. Since TH Insurance was admitted as a member in 2013, it was eligible for a membership grace period that ran through February 19, 2021, during which new advances or renewals that matured beyond the grace period were prohibited; however, any existing advances that matured beyond this grace period were permitted to remain in place subject to their terms insofar as we maintained good standing with the FHLB. Any new advances or renewals occurring during this time were limited to 40% of TH Insurance’s total assets. TH Insurance did not have any outstanding secured advances or credit capacity available as of December 31, 2020, and its FHLB membership expired on February 19, 2021.
Interest Rate Hedging and Risk Management Strategy
We may enter into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of our floating-rate borrowings into fixed-rate borrowings to more closely match the duration of our assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (i.e., LIBOR or the OIS rate) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of our portfolio as well as our cash flows, we may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on our current interest rate risk management strategy, we have entered into TBAs, interest rate swap and swaption agreements and U.S. Treasury futures. In addition, because MSR are negative duration assets, they provide a hedge to interest rate exposure on our Agency RMBS portfolio. In hedging interest rate risk, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets, improve risk-adjusted returns and, where possible, obtain a favorable spread between the yield on our assets and the cost of our financing.
Management Agreement
Through August 14, 2020, we were externally managed and advised by PRCM Advisers under the terms of a Management Agreement between us and PRCM Advisers. We terminated the Management Agreement effective August 14, 2020 for “cause” in accordance with Section 15(a) thereof. On August 15, 2020,we completed our transition to self-management and directly hired the senior management team and other personnel who had historically provided services to us.
Prior to the termination of the Management Agreement, PRCM Advisers was responsible for administering our business activities and day-to-day operations, at all times subject to the supervision and oversight of our board of directors. Under the Management Agreement, PRCM Advisers was required to provide us with our personnel, including our executive officers, investment professionals and other support personnel. We did not have our own employees. Each of our executive officers was an employee or partner of an affiliate of PRCM Advisers. We paid PRCM Advisers a management fee equal to 1.5% per annum, calculated and payable quarterly in arrears, of our stockholders’ equity, and reimbursed it for certain expenses, as described below.

For purposes of calculating the management fee, our stockholders’ equity represented the sum of the net proceeds from all issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less the consolidated stockholders’ equity of Granite Point Mortgage Trust Inc. and its subsidiaries, or Granite Point, during the time Granite Point was consolidated on our balance sheet (i.e., prior to our distribution of shares of Granite Point common stock to Two Harbors common stockholders in 2017), the weighted average cost basis of Granite Point common stock purchased by us, the outstanding principal balance of the promissory note due from the sale of Granite Point preferred stock and any amount that we have paid for repurchases of our common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). In connection with our acquisition of CYS Investments, Inc., or CYS, effective July 31, 2018, the Management Agreement was amended to reduce the base management fee with respect to the additional equity under management resulting from the merger from 1.5% to 0.75% from the effective time of the merger through the first anniversary of the effective time. Effective July 31, 2019, the management fee reduction on the equity acquired in the CYS transaction expired. The base management fee was subject to other adjustments from time to time, as described in the Management Agreement.
Additionally, prior to the termination of the Management Agreement, we reimbursed PRCM Advisers for (i) our allocable share of the compensation paid by PRCM Advisers to its personnel serving as our principal financial officer and general counsel and personnel employed by PRCM Advisers as in-house legal, tax, accounting, consulting, auditing, administrative, information technology, valuation, computer programming and development and back-office resources to us, (ii) any amounts for personnel of PRCM Advisers’ affiliates arising under a shared facilities and services agreement, and (iii) certain costs allocated to us by PRCM Advisers for data services and technology. In accordance with the Management Agreement, expense reimbursements to PRCM Advisers were required to be made in cash on a quarterly basis following the end of each quarter.
Subsequent to the transition to self-management, we no longer pay a management fee to, or reimburse the expenses of, PRCM Advisers. Expenses for which we previously reimbursed PRCM Advisers are now paid directly by us. We are also now responsible for the cash compensation and employee benefits of our Chief Executive Officer, Chief Investment Officer and investment professionals, which were previously the responsibility of PRCM Advisers. Prior to the termination of the Management Agreement, we were only responsible for the equity compensation paid to such individuals.
Human Capital
We believe that our people are the foundation of our success. We are committed to attracting and retaining the industry’s top talent by providing competitive wages and benefits and cultivating a workplace environment in which all of our employees can thrive and contribute. As of December 31, 2020, we had 109 full time equivalent employees based out of our three office locations in Minneapolis, Minnesota; New York, New York; and Naples, Florida.
Compensation and Benefits. We use market data to benchmark and guide our compensation practices to ensure that our compensation program is competitive and rewarding, while at the same time aligning the interests of our employees with those of our stockholders. In addition to competitive wages and salaries, our compensation programs include cash bonus and equity incentive compensation opportunities, a 401(k) plan and profit sharing contribution, employer-paid health benefits, health savings and dependent care flexible spending accounts, generous paid time off, short- and long-term disability insurance, a variety of personal and family leave options, life-planning financial and legal resources, and other voluntary supplemental benefits.
Professional Development. We encourage the professional development of our people through regular leadership development training, talent management, and tuition reimbursement programs. We also offer a wide variety of educational opportunities through our educational platforms, Two Harbors University and a learning management system platform. We encourage collaboration and teamwork to ensure mutual understanding of responsibilities, priorities and expectations. We thoughtfully plan for our collective success by aligning individual employee and company goals.
Health, Safety and Well-being. We sponsor a number of programs and events that emphasize the health and well-being of our employees, including relational, financial, emotional and physical. We promote a culture of health and well-being through employee assistance program services, comprehensive health care benefits and resources for preventative health, such as flu shot clinics and reduced-fee health club memberships. Throughout the course of the COVID-19 pandemic, we have put the health and safety of our employees and their families first, supporting comprehensive work-from-home policies, as well as enhanced safety measures and precautions in each of our offices as recommended by the federal, state and our local agencies for employees who carry out essential on-site work.

Workplace Culture. We strive to foster a workplace culture where every individual on our team brings their unique perspectives, abilities and experiences which contribute to driving our organizational value. We are committed to supporting the engagement and leadership of women (who comprise 50% of our senior management team and approximately 40% of our workforce) and providing opportunities for collaboration, development and career growth. We conduct an annual pulse survey which provide valuable insights from employees on topics involving culture, education, benefits and engagement, and pride ourselves on having a greater than 75% participation rate. We also offer a flexible work environment, providing employees the opportunity to balance their professional obligations with that of their personal.
Charitable Partnerships. We are committed to strengthening our local communities through the support of charitable organizations allied with the housing sector, and in particular those that provide housing support to families and children in need. Examples of our support include partnerships with AEON, Simpson Housing and Habitat for Humanity. In addition, we match dollar-for-dollar the cash donations made by our employees to our charitable partnerships.
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
Mortgage Industry Regulation
Although we do not originate or service residential mortgage loans, we must comply with various federal and state laws, rules and regulations as a result of owning MSR. These rules generally focus on consumer protection and include, among others, rules promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the Gramm-Leach-Bliley Financial Modernization Act of 1999, or the Gramm-Leach-Bliley Act. We are also required to maintain qualifications, registrations and licenses in certain states in order to own certain of our assets. These requirements can and do change as statutes and regulations are enacted, promulgated or amended, or as regulatory guidance or interpretations evolve or change, and the trend in recent years among federal and state lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings in relation to the mortgage industry generally.
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
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act has provided billions of dollars of relief to individuals, businesses, state and local governments, and the health care system suffering the impact of the pandemic, including mortgage loan forbearance and modification programs to qualifying borrowers who have difficulty making their loan payments. One provision of the CARES Act provides up to 360 days of forbearance relief from mortgage loan payments for borrowers with federally backed (e.g.Fannie Mae or Freddie Mac) mortgages who experience financial hardship related to the pandemic. Subsequently, in February 2021, the FHFA announced extensions to the foreclosure moratorium and forbearance periods for borrowers with Fannie Mae- or Freddie Mac-backed mortgages, and the Biden administration announced similar foreclosure moratorium and forbearance extensions for borrowers with Federal Housing Administration, U.S. Department of Agriculture or U.S. Department of Veterans Affairs mortgages. The CARES Act impacts MSR owners, like us, that are required for certain MSR assets to advance principal, interest, taxes and insurance payments during the time when borrowers are in forbearance or while foreclosure moratorium is in effect. During any period of forbearance granted pursuant to the CARES Act, mortgage servicers are also required to provide other relief to borrowers, including, but not limited to, suspending late fees and ceasing foreclosure and eviction activity.

We have implemented and will continue to implement policies and procedures in order to ensure ongoing compliance with the laws, rules and regulations applicable to our business. We have incurred and expect to incur ongoing operational costs to comply with such laws, rules and regulations.
Competition
Our comprehensive income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring our target assets, we compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental agencies, mortgage loan servicers, asset management firms and other entities. Some of these entities may not be subject to the same regulatory constraints that we are (e.g., REIT compliance or maintaining an exemption under the 1940 Act). Many of our competitors are significantly larger than us, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish different counterparty relationships than us. Further, we may from time to time face competition from government agencies in connection with initiatives designed to stimulate the U.S. economy or the mortgage market. Market conditions may from time to time attract more competitors for certain of our target assets, which will not only affect the supply of assets but may also increase the competition for sources of financing for these assets. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect our financial results.
Available Information
Our website can be found at www.twoharborsinvestment.com. We make available, free of charge on our website (on the Investors page under the “Financials” and “SEC Filings” tabs), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our proxy statement with respect to our annual meeting of stockholders, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Exchange Act reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. The content of any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.
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
Our Investor Relations Department can be contacted at:
Two Harbors Investment Corp.
Attn: Investor Relations
601 Carlson Parkway, Suite 1400
Minnetonka, MN 55305
(612) 453-4100
investors@twoharborsinvestment.com

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
Our results of operations are materially affected by conditions in the residential mortgage and real estate markets, the financial markets and the economy generally. In past years, concerns about the COVID-19 pandemic, unemployment, the availability and cost of credit, rising government debt levels, inflation, energy costs, global economic lethargy, geopolitical unrest across various regions worldwide, European sovereign debt issues, U.S. budget debates, federal government shutdowns and international trade disputes, have from time to time contributed to increased volatility and uncertainty in the economy and financial markets. Adverse developments with respect to any of these market conditions may have an impact on new demand for homes, which may compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates (or losses) and mortgage loan delinquencies. Any stagnation in or deterioration of the residential mortgage or real estate markets may limit our ability to acquire our target assets on attractive terms or cause us to experience losses related to our assets.

The COVID-19 pandemic and government actions to mitigate its spread and economic impact could have a material adverse effect on our business, results of operations and financial condition.
The COVID-19 pandemic has caused significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. The impact of the pandemic and measures by governments and other authorities around the world to prevent its spread have negatively impacted and could further negatively impact our business. In March 2020, we sold approximately one-third of our Agency RMBS in order to reduce risk and raise cash to establish a strong defensive liquidity position to weather pandemic-driven economic and market instability. In addition, the economic impacts of the pandemic resulted in elevated delinquency levels among mortgage loan borrowers during 2020. While financial markets and mortgage delinquency levels have largely recovered to pre-pandemic levels, the losses incurred in connection with our non-Agency portfolio are expected to have a long-term impact on our book value and it is possible that, in the event pandemic conditions worsen, mortgage loan borrower delinquency levels could again rise, adversely impacting the value of our RMBS and MSR assets and increasing the cost to service our MSR assets.
In response to the pandemic, the U.S. government has taken various actions to support the economy and the continued functioning of the financial markets. In 2020, the Federal Reserve committed to purchase unlimited amounts of U.S. Treasuries, mortgage-backed securities, municipal bonds and other assets. In addition, the CARES Act provided billions of dollars of relief to individuals, businesses, state and local governments, and the health care system suffering the impact of the pandemic, including mortgage loan forbearance and modification programs to qualifying borrowers who have difficulty making their loan payments. The CARES Act and other executive, legislative and regulatory actions taken in response to the pandemic have created new, complex and rapidly evolving servicing compliance obligations impacting both our business and the businesses of our subservicers. There can be no assurance as to how, in the long term, these or any future actions by the U.S. government will affect our business or the efficiency, liquidity and stability of the financial and mortgage markets.
We have implemented policies and systems that enable our employees to work effectively from home; however, no assurance can be given that the steps we have taken will continue to be effective. While our employees have to date been able to continue conducting business in the ordinary course while working remotely, operational challenges may arise in the future, which may reduce our organizational efficiency or effectiveness, and increase operational, compliance and cybersecurity risks.
Our business model depends in part upon the continuing viability of Fannie Mae and Freddie Mac, or similar institutions, and any changes to their structure or creditworthiness could have an adverse impact on us.
We purchase Agency RMBS that are protected from the risk of default on the underlying mortgages by guarantees from Fannie Mae, Freddie Mac or, in the case of the Ginnie Mae, the U.S. government. In 2008, the U.S. government and U.S. Treasury undertook a series of actions designed to stabilize these GSEs, including placing them into a federal conservatorship. In December 2009, the U.S. government committed virtually unlimited capital to ensure the continued existence of Fannie Mae and Freddie Mac. There is no assurance that such capital will continue to be available or that the GSEs will honor their guarantees or other obligations. If these GSEs fail to honor their guarantees, the value of any Agency RMBS that we hold would decline.
The continued flow of residential mortgage-backed securities from the GSEs is essential to the operation of the mortgage markets in their current form, and crucial to our business model. Although any reform would likely take several years to implement, if the structure of Fannie Mae or Freddie Mac were altered, or if they were eliminated altogether, the amount and type of Agency RMBS and other mortgage-related assets available for investment would be significantly affected. A reduction in supply of Agency RMBS and other mortgage-related assets would result in increased competition for those assets and likely lead to a significant increase in the price for our target assets.
A number of legislative proposals have been introduced in recent years that would phase out or reform the GSEs. It is not possible to predict the scope and nature of the actions that the U.S. government will ultimately take with respect to the GSEs. As a result, market uncertainty with respect to the treatment of the GSEs could have the effect of reducing the actual or perceived quality of, and therefore the market value for, the Agency RMBS that we currently hold in our portfolio.
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

Federal and state regulation of the mortgage industry is complex and constantly evolving, and any further changes to applicable laws and regulations, including those adopted in response to the COVID-19 pandemic, may adversely impact our business.
Although we do not originate or service residential mortgage loans, we must comply with various federal and state laws, rules and regulations as a result of owning MSR. These rules include, among others, the Dodd-Frank Act, the Gramm-Leach-Bliley Act and the recently adopted CARES Act. We are also required to maintain qualifications, registrations and licenses in certain states in order to own certain of our assets. These requirements can and do change as statutes and regulations are enacted, promulgated or amended, or as regulatory guidance or interpretations evolve or change.
The Dodd-Frank Act and its implementing regulations, as well as other federal and state rules and regulations impacting mortgage servicing, combine to create a complex and constantly evolving regulatory environment, and the failure by us, or our subservicers, to comply with these requirements may results in fines or the suspension or revocation of the qualifications, registrations and licenses necessary to operate as an owner of MSR. New or modified regulations at the federal or state level to address concerns on a variety of fronts, including impacts from the COVID-19 pandemic, fair and equitable access to housing and data privacy and security concerns, could increase our operational expenses or otherwise enhance regulatory supervision and enforcement efforts. The potential for continued cooperation between federal and state regulators could also contribute to increased industry scrutiny.
We expect to continue to incur the operational and system costs necessary to maintain processes to ensure our compliance with applicable rules and regulations as well as to monitor compliance by our business partners. Additional rules and regulations implemented by the CFPB and state regulators, as well as any changes to existing rules, could lead to changes in the way we conduct our business and increased costs of compliance.
We operate in a highly competitive market and we may not be able to compete successfully.
We operate in a highly competitive market. Our profitability depends, in large part, on our ability to acquire a sufficient supply of our target assets at favorable prices. In acquiring assets, we compete with a variety of investors, including other mortgage REITs, specialty finance companies, public and private investment funds, asset managers, commercial and investment banks, broker-dealers, commercial finance and insurance companies, the GSEs, mortgage servicers and other financial institutions. In addition, the Federal Reserve has in the past committed to purchase unlimited amounts of Agency RMBS and other assets in order to stabilize the financial markets. Many of our competitors are substantially larger and have greater financial, technical, marketing and other resources than we do. Competition for our target assets may lead to the price of such assets increasing and their availability decreasing, which may limit our ability to generate desired returns, reduce our earnings and, in turn, decrease the cash available for distribution to our stockholders.
Our executive officers and other key employees are critical to our success and the loss of any executive officer or key employee may materially adversely affect our business.
We operate in a highly specialized industry and our success is dependent upon the efforts, experience, diligence, skill and network of business contacts of our executive officers and key employees. The departure of any of our executive officers and/or key employees could have a material adverse effect on our operations and performance.
We may change any of our strategies, policies or procedures without stockholder consent.
We may change any of our strategies, policies or procedures with respect to investments, asset allocation, growth, operations, indebtedness, financing strategy and distributions at any time without the consent of stockholders. Changes in strategy could also result in the elimination of certain investments and business activities that we no longer view as attractive or in alignment with our business model. Shifts in strategy may increase our exposure to credit risk, interest rate risk, financing risk, default risk, regulatory risk and real estate market fluctuations. We also cannot assure you that we will be able to effectively execute or to realize the potential benefits of changes in strategy. Any such changes could adversely affect our financial condition, risk profile, results of operations, the market price of our common stock and our ability to make distributions to stockholders.
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
Loss of our 1940 Act exemptions would adversely affect us, the market price of shares of our common stock and our ability to distribute dividends, and could result in the termination of certain of our financing or other agreements.
As described above, we intend to conduct operations so that we are not required to register as an investment company under the 1940 Act. Although we monitor our portfolio and our activities periodically, there can be no assurance that we will be able to maintain our exemption from investment company registration under the 1940 Act. Although we believe that we are properly relying on Section 3(c)(5)(C) to exempt us from regulation under the 1940 Act, any modifications to the 1940 Act exemption rules or interpretations may require us to change our business and operations in order for us to continue to rely on such exemption. If we were no longer able to qualify for exemptions from registration under the 1940 Act, we could be required to restructure our activities or the activities of our subsidiaries, including effecting sales of assets in a manner that, or at a time when, we would not otherwise choose, which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions. Such sales could occur during adverse market conditions, and we could be forced to accept prices below that which we believe are appropriate. The loss of our 1940 Act exemptions may also result in a default under or permit certain of our counterparties to terminate the many repurchase agreements, financing facilities or other agreements we have in place.
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
Any illiquidity in our assets may make it difficult for us to sell such assets if the need or desire arises. The ability to quickly sell certain of our target assets, such as certain securities and MSR, may be constrained by a number of factors, including a small number of willing buyers, lack of transparency as to current market terms and price, and time delays resulting from the buyer’s desire to conduct due diligence on the assets, negotiation of a purchase and sale agreement, compliance with any applicable contractual or regulatory requirements, and for certain assets like MSR, operational and compliance considerations. Consequently, even if we identify a buyer for certain of our securities and MSR, there is no assurance that we would be able to sell such assets in a timely manner if the need or desire arises.

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
We use leverage to finance many of our investments and to enhance our financial returns. Through the use of leverage, we may acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. It is not uncommon for investors in Agency RMBS to obtain leverage equal to ten or more times equity through the use of repurchase agreement financing. Subject to market conditions, we anticipate that we may deploy, on a debt-to-equity basis, up to ten times leverage on our Agency RMBS; however, there is no specific limit on the amount of leverage that we may use.
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
We may be required to post large amounts of cash as collateral or margin to secure our leveraged positions, including on our MSR financing facilities. In the event of a sudden, precipitous drop in value of our financed assets, we might not be able to liquidate assets quickly enough to repay our borrowings, further magnifying losses. Even a small decrease in the value of a leveraged asset may require us to post additional margin or cash collateral. This may adversely affect our financial condition and results of operations and decrease the cash available to us for distributions to stockholders.
We depend on repurchase agreements and other credit facilities to execute our business plan and any limitation on our ability to access funding through these sources could have a material adverse effect on our results of operations, financial condition and business.
Our ability to purchase and hold assets is affected by our ability to secure repurchase agreements and other credit facilities on acceptable terms. We currently have repurchase agreements, revolving credit facilities and other credit facilities in place with numerous counterparties, but we can provide no assurance that lenders will continue to provide us with sufficient financing through the repurchase markets or otherwise. In addition, with respect to MSR financing, there can be no assurance that the GSEs will consent to such transactions or consent on terms consistent with prior MSR financing transactions. Because repurchase agreements and similar credit facilities are generally short-term commitments of capital, changing conditions in the financing markets may make it more difficult for us to secure continued financing during times of market stress.
Our ability to efficiently access financing through our repurchase agreements or otherwise may be adversely impacted by counterparty requirements regarding the type of assets that may be sold and the timing and process for such sales. Counterparty review and approval processes may delay the timing in which funding may be provided, or preclude funding altogether. For MSR, delays may also occur due to the need to obtain GSE approval of the collateral to be posted, the need for third-party valuations of the MSR collateral or the agreement of the relevant subservicers to be party to the financing agreement. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk.
Changes in the financing markets could adversely affect the marketability of the assets in which we invest, and this could negatively affect the value of our assets. If our lenders are unwilling or unable to provide us with financing, or if the financing is only available on terms that are uneconomical or otherwise not satisfactory to us, we could be forced to sell assets when prices are depressed. The amount of financing we receive under our repurchase agreements, revolving credit facilities or other credit facilities will be directly related to the lenders’ valuation of the assets that secure the outstanding borrowings. If a lender determines that the value of the assets has decreased, it typically has the right to initiate a margin call, requiring us to transfer additional assets to such lender or repay a portion of the outstanding borrowings. We may be forced to sell assets at significantly depressed prices to meet margin calls and to maintain adequate liquidity, which could cause us to incur losses. Moreover, to the extent that we are forced to sell assets because of the availability of financing or changes in market conditions, other market participants may face similar pressures, which could exacerbate a difficult market environment and result in significantly greater losses on the sale of such assets. In an extreme case of market duress, a market may not exist for certain of our assets at any price.
Although we generally seek to reduce our exposure to lender concentration-related risk by entering into financing relationships with multiple counterparties, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. To the extent that the number of or net exposure under our lending arrangements may become concentrated with one or more lenders, the adverse impacts of defaults or terminations by such lenders may be significantly greater.

Our inability to meet certain financial covenants related to our repurchase agreements, revolving credit facilities or other credit facilities could adversely affect our financial condition, results of operations and cash flows.
In connection with certain of our repurchase agreements, revolving credit facilities and other credit facilities, we are required to comply with certain financial covenants, the most restrictive of which are disclosed within Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Annual Report on Form 10-K. Compliance with these financial covenants will depend on market factors and the strength of our business and operating results. Failure to comply with our financial covenants could result in an event of default, termination of the lending facility, acceleration of all amounts owing under the lending facility, and may give the counterparty the right to exercise certain other remedies under the lending agreement, including without limitation the sale of the asset subject to repurchase at the time of default, unless we were able to negotiate a waiver. In addition, we may be subject to cross-default provisions under certain financing facilities that could cause an event of default under such financing facilities to be triggered by events of default under other financing arrangements.
If a counterparty to a repurchase agreement defaults on its obligation to resell the underlying security back to us at the end of the purchase agreement term, or if we default on our obligations under the repurchase agreement, we may incur losses.
When we enter into repurchase agreements, we sell the assets to lenders and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the repurchase agreement. Because the cash that we receive from the lender when we initially sell the assets to the lender is less than the value of those assets (the difference being the “haircut”), if the lender defaults on its obligation to resell the same assets back to us, we would incur a loss on the repurchase agreement equal to the amount of the haircut (assuming there was no change in the value of the securities). Further, if we default on our obligations under a repurchase agreement, the lender will be able to terminate the repurchase agreement and may cease entering into any other repurchase agreements with us. If a default occurs under any of our repurchase agreements and a lender terminates one or more of its repurchase agreements, we may need to enter into replacement repurchase agreements with different lenders. There can be no assurance that we will be successful in entering into such replacement repurchase agreements on the same terms as the repurchase agreements that were terminated or at all.
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
We have exposure to and routinely execute transactions with numerous counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, investment funds and other institutions. The operations of U.S. and global financial services institutions are highly interconnected and a decline in the financial condition of one or more financial services institutions may expose us to credit losses or defaults, limit our access to liquidity or otherwise disrupt the operation of our businesses. While we regularly assess our exposure to different counterparties, the performance and financial strength of specific institutions are subject to rapid change, the timing and extent of which cannot be known.
We may not have the ability to raise funds necessary to pay principal amounts owed upon maturity of our outstanding convertible senior notes or to purchase such notes upon a fundamental change.
We have issued and outstanding approximately $143 million aggregate principal amount of 6.25% convertible senior notes due January 2022 and $287.5 million aggregate principal amount of 6.25% convertible senior notes due January 2026. To the extent these notes are not converted by the noteholders prior to their maturity date, we will be obligated to repay the principal amount of all outstanding notes upon maturity. In addition, if a fundamental change occurs (as described in the supplemental indentures governing the notes), noteholders have the right to require us to purchase for cash any or all of their notes. We may not have sufficient funds available at the time we are required to repay principal amounts or to purchase the notes upon a fundamental change, and we may not be able to arrange necessary financing for such payments on acceptable terms, if at all.

An increase in our borrowing costs relative to the interest that we receive on our leveraged assets may adversely affect our profitability.
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
We are highly dependent on information technology and security breaches or systems failures could disrupt our business.
Our business is highly dependent on information technology. In the ordinary course of our business, we may store sensitive data, including our proprietary business information and that of our business partners, and personally identifiable information of mortgage borrowers, on our networks. The secure maintenance and transmission of this information is critical to our operations. Computer malware, viruses, hacking and phishing attacks remain prevalent and are increasingly sophisticated. We are from time to time the target of attempted cyber threats. We continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Despite these security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, disrupt our trading activities or damage our reputation, which could have a material adverse effect on our financial results and negatively affect the market price of our common stock and our ability to pay dividends to stockholders.
The resources required to protect our information technology and infrastructure, and to comply with the laws and regulations related to data and privacy protection, are subject to uncertainty. Even in circumstances where we are able to successfully protect such technology and infrastructure from attacks, we may incur significant expenses in connection with our responses to such attacks. Government and regulatory scrutiny of the measures taken by companies to protect against cyber-security attacks has in the past and may in the future result in heightened cyber-security requirements and/or additional regulatory oversight. Any such actions may adversely impact our results of operations and financial condition.
We enter into hedging transactions that expose us to contingent liabilities in the future, which may adversely affect our financial results or cash available for distribution to stockholders.
We engage in transactions intended to hedge against various risks to our portfolio, including the exposure to changes in interest rates. The extent of our hedging activity varies in scope based on, among other things, the level and volatility of interest rates, the type of assets held and other market conditions. Although these transactions are intended to reduce our exposure to various risks, hedging may fail to adequately protect or could adversely affect us because, among other things: available hedges may not correspond directly with the risks for which protection is sought; the duration of the hedge may not match the duration of the related liability; the amount of income that a REIT may earn from certain hedging transactions is limited by U.S. federal income tax provisions; the credit quality of a hedging counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and the hedging counterparty may default on its obligations.
Subject to maintaining our qualification as a REIT and satisfying the criteria for no-action relief from the Commodity Futures Trading Commission’s commodity pool operator registration rules, there are no current limitations on the hedging transactions that we may undertake. Our hedging transactions could require us to fund large cash payments in certain circumstances (e.g., the early termination of the hedging instrument caused by an event of default or other early termination event, or a demand by a counterparty that we make increased margin payments). Our ability to fund these obligations will depend on the liquidity of our assets and our access to capital at the time. The need to fund these obligations could adversely affect our financial condition. Further, hedging transactions, which are intended to limit losses, may actually result in losses, which would adversely affect our earnings and could in turn reduce cash available for distribution to stockholders.
Our results may experience greater fluctuations due to our decision not to elect hedge accounting treatment on our derivative instruments.
We have elected to not qualify for hedge accounting treatment under Accounting Standards Codification (ASC) 815, Derivatives and Hedging, or ASC 815, for our current derivative instruments. The economics of our derivative hedging transactions are not affected by this election; however, our earnings (losses) for U.S. GAAP purposes may be subject to greater fluctuations from period to period as a result of this accounting treatment for changes in fair value of derivative instruments or for the accounting of the underlying hedged assets or liabilities in our financial statements, as it does not necessarily align with the accounting used for derivative instruments.

We depend on third-party service providers, including mortgage loan servicers, for a variety of services related to our business. We are, therefore, subject to the risks associated with third-party service providers.
We depend on a variety of services provided by third-party service providers related to our investments in Agency RMBS and MSR, as well as for general operating purposes. For example, we rely on the mortgage servicers who service the mortgage loans underlying our Agency RMBS and MSR to, among other things, collect principal and interest payments on such mortgage loans and perform loss mitigation services in accordance with applicable laws and regulations. Mortgage servicers and other service providers, such as trustees, bond insurance providers, due diligence vendors and document custodians, may fail to perform or otherwise not perform in a manner that promotes our interests.
Any legislation or regulation intended to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans, including those underlying our Agency RMBS and MSR. Mortgage servicers may be required or otherwise incentivized by federal or state governments to pursue actions designed to assist mortgagors, such as loan modifications, forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. As a consequence of the foregoing matters, our business, financial condition and results of operations may be adversely affected.
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
We may be subject to fines, penalties or other enforcement actions based on the conduct of third-party mortgage loan servicers who service the loans underlying the MSR we acquire or our failure to conduct appropriate oversight of these servicers.
We contract with third-party mortgage loan servicers to perform the actual day-to-day servicing obligations on the mortgage loans underlying our MSR. We and the mortgage loan servicers operate in a highly regulated industry and are required to comply with various federal, state and local laws and regulations, including the obligation to oversee our third-party mortgage servicers to assess their compliance with these laws and regulations. Although the servicing activity is conducted primarily in the name of the mortgage loan servicers, to the extent these servicers fail to comply with applicable laws and regulations, we could be subject to governmental actions such as denial, suspension or revocation of licenses, be fined or otherwise subject to regulatory enforcement action, or incur losses or be subject to lawsuits.
Our ability to own and manage MSR is subject to terms and conditions established by the GSEs, which are subject to change.
Our subsidiary’s continued approval from the GSEs to own and manage MSR is subject to compliance with each of their respective selling and servicing guidelines, minimum capital requirements and other conditions they may impose from time to time at their discretion. Failure to meet such guidelines and conditions could result in the unilateral termination of our subsidiary’s approved status by one or more GSEs or result in the acceleration and termination of our MSR financing facilities. In addition, the implementation of more restrictive or operationally intensive guidance may increase the costs associated with owning and managing MSR as well as our ability to finance MSR.
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
In addition, some of the assets in our portfolio are not publicly traded. The fair value of securities and other assets that are not publicly traded may not be readily determinable. We value these assets quarterly at fair value, as determined in accordance with ASC 820, Fair Value Measurements and Disclosures, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. We may be adversely affected if our determinations regarding the fair value of these assets are materially higher than the values that we ultimately realize upon their disposal.
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
•A substantial portion of our adjustable-rate Agency RMBS may bear interest rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an adjustable-rate security is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, we will have held that security while it was least profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.
•If we are unable to acquire new Agency RMBS similar to the prepaid security, our financial condition, results of operations and cash flows could suffer.
Changes in prepayment rates also significantly affect the value of MSR because such rights are priced on an assumption of a stable repayment rate. If the prepayment rate is significantly greater than expected, the fair value of the MSR could decline and we may be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in the prepayment rate could materially reduce the ultimate cash flows we receive from MSR, and we could ultimately receive substantially less than what we paid for such assets.
Prepayment rates may be affected by a number of factors including mortgage rates, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the remaining life of the loans, the size of the remaining loans, the servicing of mortgage loans, changes in tax laws, other opportunities for investment, homeowner mobility and other economic, social, geographic, demographic and legal factors. Consequently, prepayment rates cannot be predicted with certainty. If we make erroneous assumptions regarding prepayment rates in connection with our investment decisions, we may experience significant losses.

Changes in inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of our assets and financial obligations that are linked to LIBOR.
LIBOR and other “benchmark” indices have been the subject of recent national, international and other regulatory guidance and proposals for reform. It had been expected that a number of private-sector banks currently reporting information used to set LIBOR would stop doing so after 2021 when their current reporting commitment ends, which would either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality has degraded to the degree that it is no longer representative of its underlying market. On November 30, 2020, Intercontinental Exchange Inc. announced that ICE Benchmark Administration Limited, the administrator of LIBOR, does not intend to stop publication of the majority of USD-LIBOR tenors until June 30, 2023. In the U.S., the Alternative Reference Rates Committee, or ARRC, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Some market participants may continue to explore whether other U.S. dollar-based reference rates would be more appropriate for certain types of instruments. The ARRC has proposed a paced market transition plan to SOFR, and various organizations are currently working on industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. Given the differences between LIBOR and any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact our cost of variable rate debt and certain derivative financial instruments. The consequences of these developments with respect to LIBOR cannot be entirely predicted, and may span multiple future periods, but could result in an increase in the cost of our variable rate debt or derivative financial instruments which may be detrimental to our financial position or operating results.
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
We utilize TBA dollar roll transactions as a means of investing in and financing Agency RMBS. TBA contracts enable us to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of collateral, but the specific securities to be delivered are not identified until shortly before the TBA settlement date. Prior to settlement of the TBA contract we may choose to move the settlement of the securities to a later date by entering into an offsetting position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contact for a later settlement date, collectively referred to as a “dollar roll”. The Agency RMBS purchased for a forward settlement date under the TBA contracts are typically priced at a discount to Agency RMBS for settlement in the current month. This difference (or discount) is referred to as the “price drop.” The price drop is the economic equivalent of net interest carry income on the underlying Agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as a “dollar roll income.” Consequently, dollar roll transactions and such forward purchase of Agency RMBS represent a form of financing and increase our “at-risk” leverage.
Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the Agency RMBS purchase for a forward settlement date under TBA contract are priced at a premium to Agency RMBS for settlement in the current month. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division (MBSD) of the FICC, we are subject to margin calls on our TBA contracts. Further, our prime brokerage agreements may require us to post additional margin above the levels established by the MBSD. Any failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our financial condition and results of operations.
Increases in interest rates could adversely affect the value of our assets and cause our interest expense to increase.
Our operating results depend in large part on the difference between the income from our assets and financing costs. We anticipate that, in many cases, the income from our assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our financial results.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We cannot predict the impact that any future actions or non-actions by the Federal Reserve with respect to the federal funds rate or otherwise may have on the markets or the economy. Interest rate fluctuations present a variety of risks, including the risk of a narrowing of the difference between asset yields and borrowing rates, flattening or inversion of the yield curve and fluctuating prepayment rates.
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
The value of our Agency RMBS and MSR may be adversely affected by deficiencies in servicing and foreclosure practices, as well as related delays in the foreclosure process.
Deficiencies in servicing and foreclosure practices among servicers of residential mortgage loans have raised and may in the future raise concerns relating to such practices. The integrity of servicing and foreclosure processes is critical to the value of our Agency RMBS and MSR, and our financial results could be adversely affected by deficiencies in the conduct of those processes. For example, delays in the foreclosure process that may result from improper servicing practices may adversely affect the values of, and our losses on, our mortgage-related assets. Foreclosure delays may also result in the curtailment of payments to the GSEs, thereby resulting in additional expense and reducing the amount of funds available for distribution to investors. In addition, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of credit support available for any senior classes we own, thus possibly adversely affecting these securities. We continue to monitor and review the issues raised by improper servicing practices. While we cannot predict exactly how servicing, loss mitigation and foreclosure matters or any resulting litigation, regulatory actions or settlement agreements will affect our business, there can be no assurance that these matters will not have an adverse impact on our results of operations and financial condition.
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
Our ability to fully and timely realize the anticipated benefits of this transition is subject to various risks. Certain risks that may adversely impact the process include: any adverse impacts resulting from litigation with PRCM Advisers related to the termination of the Management Agreement; unforeseen or higher than anticipated expenses following the transition; and other unforeseen developments resulting from the change in our management structure. The failure to manage the transition process efficiently and effectively could result in the anticipated benefits of the transition not being realized in the timeframe currently anticipated or at all.

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
Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares. We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations between our company and an “interested stockholder” (as defined under the MGCL) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. In addition, the “unsolicited takeover” provisions of the MGCL (Title 3, Subtitle 8 of the MGCL) permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses, some of which we do not currently have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company.
Our authorized but unissued shares of common and preferred stock and the ownership limitations contained in our charter may prevent a change in control.
Our charter authorizes Two Harbors to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that Two Harbors has the authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the terms of the classified or reclassified shares. As a result, our board may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might be in the best interests of stockholders.
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
As permitted by Maryland law, our charter eliminates the liability of its directors and officers to Two Harbors and its stockholders for money damages, except for liability resulting from: actual receipt of an improper benefit or profit in money, property or services; or a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.
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
Our amended and restated bylaws designate certain Maryland courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders.
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
We may issue additional shares of our common stock in public offerings, private placements as well as through restricted stock awards to our directors, officers and employees pursuant to our Second Restated 2009 Equity Incentive Plan. Additionally, shares of our common stock have also been reserved for issuance in connection with the conversion of our 6.25% convertible senior notes due January 2022, our 6.25% convertible senior notes due 2026 and our Series A, Series B, Series C, Series D and Series E preferred stock. We cannot predict the effect, if any, of future issuances or sales of our common stock on the market price of our common stock. We also cannot predict the amounts and timing of restricted stock awards to be issued pursuant to the Plan, nor can we predict the amount and timing of any conversions of our convertible senior notes due January 2022 or January 2026 or our Series A, Series B Series C, Series D and Series E preferred stock into shares of our common stock. Any stock offerings, awards or conversions resulting in the issuance of substantial amounts of common stock, or the perception that such awards or conversions could occur, may adversely affect the market price for our common stock.
Any future offerings of our securities could dilute our existing stockholders and may rank senior for purposes of dividend and liquidating distributions.
We may from time to time issue securities which may rank senior and/or be dilutive to our stockholders. For example, our senior unsecured notes due January 2022 and January 2026 are convertible into shares of our common stock at the election of the noteholder, and our Series A, Series B Series C, Series D and Series E preferred shares may be converted into shares of our common stock following the occurrence of certain events, as set forth in the articles supplementary for each series. Any election by noteholders or preferred stockholders to convert their notes or preferred shares into shares of our common stock will dilute the interests of other common stockholders.
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
We intend to continue to pay quarterly distributions and to make distributions to our stockholders in an amount such that we distribute all or substantially all of our REIT taxable income in each year. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described herein. All distributions will be made, subject to Maryland law, at the discretion of our board of directors and will depend on our earnings, our financial condition, any debt covenants, maintenance of our REIT qualification and other factors as our board of directors may deem relevant. We cannot assure you that we will achieve results that will allow us to make a specified level of cash distributions and distributions in future periods may be significantly lower than in prior quarterly periods.
The market price of our common stock could fluctuate and could cause you to lose a significant part of your investment.
The market price of our common stock may be highly volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares of our common stock at a gain. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.
The market price of our common stock may be influenced by many factors, including without limitation: changes in financial estimates by analysts; fluctuations in our results of operations or financial condition or the results of operations or financial condition of companies perceived to be similar to us; general economic and financial and real estate market conditions; changes in market valuations of similar companies; monetary policy and regulatory developments in the U.S.; and additions or departures of key personnel.
Tax Risks
Our failure to qualify as a REIT would subject us to U.S. federal income tax and potentially increased state and local taxes, which would reduce the amount of our income available for distribution to our stockholders.
We operate in a manner that will enable us to qualify as a REIT and have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2009. We have not requested and do not intend to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT. The U.S. federal income tax laws governing REITs and the assets they hold are complex, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To continue to qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and income, the ownership of our outstanding shares, and the amount of our distributions. Moreover, new legislation, court decisions, administrative guidance or actions by federal agencies or others to modify or re-characterize our assets may make it more difficult or impossible for us to qualify as a REIT. Thus, while we intend to operate so that we qualify as a REIT, no assurance can be given that we will so qualify for any particular year.
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
In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy various tests on an annual and quarterly basis regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to stockholders and the ownership of our stock. To meet these tests, we may be required to forego investments we might otherwise make. We may be required to make distributions to stockholders at disadvantageous times. Thus, compliance with the REIT requirements may hinder our investment performance.
Complying with REIT requirements may force us to liquidate otherwise profitable assets.
In order to continue to qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and designated real estate assets, including certain mortgage loans and shares in other REITs. Subject to certain exceptions, our ownership of securities, other than government securities and securities that constitute real estate assets, generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets, other than government securities and securities that constitute real estate assets, can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more TRSs, and no more than 25% of the value of our total assets can consist of debt of “publicly offered” REITs that is not secured by real property or interests in real property. If we fail to comply with these requirements at the end of any calendar quarter, we must generally correct such failure within 30 days after the end of such calendar quarter to avoid losing our REIT qualification. As a result, we may be required to liquidate otherwise profitable assets prematurely, which could reduce our return on assets, which could adversely affect our results of operations and financial condition.

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
The REIT provisions of the Code may limit our ability to hedge our assets and liabilities. Any income from a hedging transaction will not constitute gross income for purposes of the 75% or 95% gross income test if we properly identify the transaction as specified in applicable Treasury Regulations and we enter into such transaction (i) in the normal course of our business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets or (ii) primarily to manage risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of these gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities.
The failure of our Agency RMBS that are subject to a repurchase agreement to qualify as real estate assets would adversely affect our ability to qualify as a REIT.
We may enter into repurchase agreements under which we will nominally sell certain of our Agency RMBS to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we will be treated for U.S. federal income tax purposes as the owner of the securities that are the subject of any such agreement notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the securities during the term of the repurchase agreement, in which case we could fail to qualify as a REIT.
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
We intend to distribute our net income to stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. Our taxable income may substantially exceed our net income as determined by U.S. GAAP or differences in timing between the recognition of taxable income and the actual receipt of cash may occur in which case we may have taxable income in excess of cash flow from our operating activities. In such event, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements.
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

We may utilize TBAs as a means of investing and financing Agency RMBS. There is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test. We intend to treat our TBAs as qualifying assets for purposes of the 75% asset test, to the extent set forth in an opinion from Sidley Austin LLP substantially to the effect that, for purposes of the 75% asset test, our ownership of TBAs should be treated as ownership of the underlying Agency RMBS, and to treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, to the extent set forth in an opinion from Sidley Austin LLP substantially to the effect that, for purposes of the 75% gross income test, any gain recognized by us in connection with the settlement of our TBAs should be treated as gain from the sale or disposition of the underlying Agency RMBS. Such opinions of counsel are not binding on the IRS, and there can be no assurance that the IRS will not successfully challenge the conclusions set forth therein.
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
Any domestic TRS we own will pay U.S. federal, state and local income tax at regular corporate rates. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Although we monitor our investments in and transactions with TRSs, there can be no assurance that we will be able to comply with the limitation on the value of our TRSs discussed above or to avoid application of the 100% excise tax discussed above.
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

Item 3. Legal Proceedings
Refer to Note 16 - Commitments and Contingencies of the notes to the consolidated financial statements included in Item 8 of this Form 10-K.

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information
Our common stock is listed on the NYSE under the symbol “TWO”. As of February 23, 2021, 273,711,007 shares of common stock were issued and outstanding.

Holders
As of February 18, 2021, there were 616 registered holders and approximately 102,786 beneficial owners of our common stock.

Dividends
We have historically paid dividends on our common stock. All dividend distributions are authorized by our board of directors, in its discretion, and will depend on such items as our REIT taxable income, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on our common stock. Dividends cannot be paid on our common stock unless we have paid full cumulative dividends on all classes of our preferred stock. We have paid full cumulative dividends on all classes of our preferred stock from the respective dates of issuance through December 31, 2020. We intend to continue to pay quarterly dividends on our common stock and to distribute to our common stockholders as dividends 100% of our REIT taxable income, on an annual basis.
We have not established a minimum dividend distribution level for our common stock. See Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Annual Report on Form 10-K for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends in 2021 and thereafter.
Our stock transfer agent and registrar is Equiniti Trust Company. Requests for information from Equiniti Trust Company can be sent to Equiniti Trust Company, P.O. Box 64856, St. Paul, MN 55164-0856 and their telephone number is 1-800-468-9716.

Securities Authorized for Issuance under Equity Compensation Plans
Our Second Restated 2009 Equity Incentive Plan was adopted by our board of directors and approved by our stockholders for the purpose of enabling us to provide equity compensation to attract and retain qualified directors, officers, advisers, consultants and other personnel. The Plan is administered by the compensation committee of our board of directors and permits the granting of restricted shares of common stock, phantom shares, dividend equivalent rights and other equity-based awards. For a detailed description of the Plan, see Note 18 - Equity Incentive Plan of the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.
The following table presents certain information about the Plan as of December 31, 2020:

	December 31, 2020
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders (1)	—	$—	891,390
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	891,390
___________________
(1)For a detailed description of the Plan, see Note 18 - Equity Incentive Plan of the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

Performance Graph
The following graph compares the stockholder’s cumulative total return, assuming $100 invested at December 31, 2015, with all reinvestment of dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor’s 500 Stock Index, or S&P 500; and (iii) the stocks included in the Bloomberg REIT Mortgage Index.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Two Harbors Investment Corp.,
S&P 500 and Bloomberg REIT Mortgage Index

225
200
175
150
125
100
75
50
Index Value
12/31/15
6/30/16
12/31/16
6/30/17
12/31/17
6/30/18
12/31/18
6/30/19
12/31/19
6/30/20
12/31/20
Period Ending
Two Harbors Investment Corp.
S&P 500
Bloomberg REIT Mortgage Index

	December 31,
Index	2020	2019	2018	2017	2016
Two Harbors Investment Corp.	$83.65	$175.00	$136.02	$151.94	$120.14
S&P 500	$202.96	$171.44	$130.39	$136.38	$111.95
Bloomberg REIT Mortgage Index	$137.32	$175.50	$142.77	$147.05	$122.27

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our board of directors has adopted a share repurchase program that allows for the repurchase of up to an aggregate of 37,500,000 shares of our common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of December 31, 2020, a total of 12,174,300 shares had been repurchased under the program for an aggregate cost of $201.5 million. We did not repurchase shares during the three months ended December 31, 2020.

Item 6. Selected Financial Data
Our selected financial data set forth below should be read in conjunction with our consolidated financial statements and the accompanying notes included under Item 8 of this Annual Report on Form 10-K. Certain amounts for prior periods have been reclassified to conform to the 2020 presentation. All per share amounts and common shares outstanding for all periods presented have been adjusted on a retroactive basis to reflect the one-for-two reverse stock split effected on November 1, 2017.

(in thousands)	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Interest income:
Available-for-sale securities	$515,685	$962,283	$847,325	$631,853	$414,050
Residential mortgage loans held-for-investment in securitization trusts	—	—	—	102,886	133,993
Other	9,365	32,407	22,707	10,350	27,037
Total interest income	525,050	994,690	870,032	745,089	575,080
Interest expense:
Repurchase agreements	233,069	654,280	469,437	210,430	88,850
Collateralized borrowings in securitization trusts	—	—	—	82,573	97,729
Federal Home Loan Bank advances	1,747	10,920	20,417	36,911	26,101
Revolving credit facilities	12,261	19,354	10,820	2,341	604
Term notes payable	14,974	10,708	—	—	—
Convertible senior notes	19,197	19,067	18,997	17,933	—
Total interest expense	281,248	714,329	519,671	350,188	213,284
Net interest income	243,802	280,361	350,361	394,901	361,796
Other-than-temporary impairment losses	—	(14,312)	(470)	(789)	(1,822)
Other (loss) income:
(Loss) gain on investment securities	(999,859)	280,118	(341,312)	(34,695)	(107,374)
Servicing income	443,351	501,612	343,096	209,065	143,579
Loss on servicing asset	(935,697)	(697,659)	(69,033)	(91,033)	(83,531)
(Loss) gain on interest rate swap, cap and swaption agreements	(310,806)	(108,289)	16,043	(9,753)	45,371
Gain (loss) on other derivative instruments	90,023	259,998	(54,857)	(70,159)	99,379
Other income	1,422	337	3,037	30,141	9,964
Total other (loss) income	(1,711,566)	236,117	(103,026)	33,566	107,388
Expenses:
Management fees	31,738	60,102	30,272	40,472	39,261
Servicing expenses	94,266	74,607	61,136	35,289	32,119
Securitization deal costs	—	—	—	—	6,152
Compensation and benefits	37,723	33,229	35,503	30,412	35,295
Other operating expenses	28,626	23,826	27,480	23,748	21,310
Acquisition transaction costs	—	—	86,703	—	—
Restructuring charges	5,706	—	8,238	—	2,990
Total expenses	198,059	191,764	249,332	129,921	137,127
(Loss) income from continuing operations before income taxes	(1,665,823)	310,402	(2,467)	297,757	330,235
(Benefit from) provision for income taxes	(35,688)	(13,560)	41,823	(10,482)	12,314
Net (loss) income from continuing operations	(1,630,135)	323,962	(44,290)	308,239	317,921
Income from discontinued operations, net of tax	—	—	—	44,146	35,357
Net (loss) income	(1,630,135)	323,962	(44,290)	352,385	353,278
Income from discontinued operations attributable to noncontrolling interest	—	—	—	3,814	—
Net (loss) income attributable to Two Harbors Investment Corp.	(1,630,135)	323,962	(44,290)	348,571	353,278
Dividends on preferred stock	75,802	75,801	65,395	25,122	—
Net (loss) income attributable to common stockholders	$(1,705,937)	$248,161	$(109,685)	$323,449	$353,278

(in thousands, except share data)	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Basic (loss) earnings per weighted average common share:
Continuing operations	$(6.24)	$0.93	$(0.53)	$1.62	$1.83
Discontinued operations	—	—	—	0.23	0.20
Net (loss) income	$(6.24)	$0.93	$(0.53)	$1.85	$2.03
Diluted (loss) earnings per weighted average common share:
Continuing operations	$(6.24)	$0.93	$(0.53)	$1.60	$1.83
Discontinued operations	—	—	—	0.21	0.20
Net (loss) income	$(6.24)	$0.93	$(0.53)	$1.81	$2.03
Dividends declared per common share	$0.50	$1.67	$1.88	$2.01	$1.86
Weighted average number of shares of common stock:
Basic	273,600,947	267,826,739	206,020,502	174,433,999	174,036,852
Diluted	273,600,947	267,826,739	206,020,502	188,133,341	174,036,852
Comprehensive (loss) income:
Net (loss) income	$(1,630,135)	$323,962	$(44,290)	$352,385	$353,278
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(47,799)	578,583	(233,914)	135,586	(159,834)
Other comprehensive (loss) income	(47,799)	578,583	(233,914)	135,586	(159,834)
Comprehensive (loss) income	(1,677,934)	902,545	(278,204)	487,971	193,444
Comprehensive income attributable to noncontrolling interest	—	—	—	3,814	—
Comprehensive (loss) income attributable to Two Harbors Investment Corp.	(1,677,934)	902,545	(278,204)	484,157	193,444
Dividends on preferred stock	75,802	75,801	65,395	25,122	—
Comprehensive (loss) income attributable to common stockholders	$(1,753,736)	$826,744	$(343,599)	$459,035	$193,444

	At December 31,
(in thousands)	2020	2019	2018	2017	2016
Available-for-sale securities	$14,650,922	$31,406,328	$25,552,604	$21,220,819	$13,116,171
Mortgage servicing rights	$1,596,153	$1,909,444	$1,993,440	$1,086,717	$693,815
Total assets	$19,515,921	$35,921,622	$30,132,479	$24,789,313	$20,112,056
Repurchase agreements	$15,143,898	$29,147,463	23,133,476	$19,451,207	$8,865,184
Federal Home Loan Bank advances	$—	$210,000	$865,024	$1,215,024	$4,000,000
Revolving credit facilities	$283,830	$300,000	$310,000	$20,000	$70,000
Term notes payable	$395,609	$394,502	$—	$—	$—
Convertible senior notes	$286,183	$284,954	$283,856	$282,827	$—
Total stockholders’ equity	$3,088,926	$4,970,466	$4,254,489	$3,571,424	$3,401,111

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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
•MSR; and
•Other financial assets comprising approximately 5% to 10% of the portfolio (includes certain non-hedging transactions that may produce non-qualifying income for purposes of the REIT gross income tests).
Historically, we viewed our target assets in two strategies that were based on our core competencies of understanding and managing prepayment and credit risk. Our rates strategy included assets that were primarily sensitive to changes in interest rates and prepayment speeds, specifically Agency RMBS and MSR. Our credit strategy included assets that were primarily sensitive to changes in inherent credit risk, including non-Agency securities, meaning securities that are not issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. In the first quarter of 2020, we experienced unprecedented market conditions as a result of the global COVID-19 pandemic, including unusually significant spread widening in both Agency RMBS and non-Agency securities. In response, we focused our efforts on raising excess liquidity and de-risking our portfolio. On March 25, 2020, we sold substantially all of our non-Agency securities in order to eliminate the risks posed by continued margin calls and ongoing funding concerns associated with the significant spread widening on these assets. We also sold approximately one-third of our Agency RMBS during the first quarter in order to reduce risk and raise cash to establish a strong defensive liquidity position to weather potential ongoing economic and market instability. Throughout the remainder of 2020, we focused on the composition of our Agency RMBS and MSR portfolio, deploying risk as the market entered a period of stabilization and asset price recovery. Going forward, management expects our capital to be fully allocated to our strategy of pairing Agency RMBS and MSR.
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
We believe MSR are a natural fit for our portfolio over the long term. Our MSR business leverages our core competencies in prepayment and credit risk analytics and the MSR assets provide offsetting risks to our Agency RMBS, hedging both interest rate and mortgage spread risk. One of our goals is to create long-lasting relationships with high quality originators in order to facilitate our acquisition of MSR through both flow and bulk transactions.
In making our capital allocation decisions, we take into consideration a number of factors, including the opportunities available in the marketplace, the cost and availability of financing, and the cost of hedging interest rate, prepayment, credit and other portfolio risks. We have expertise in mortgage credit and may choose to invest again in those assets should the opportunity arise.

For the three months ended December 31, 2020, our net spread realized on the portfolio was slightly lower than the prior quarter, but higher than recent periods. Our average annualized portfolio yield was lower primarily due to higher amortization recognized on Agency RMBS due to prepayments, offset by lower servicing expenses on MSR. Cost of financing was lower as a result of the lower interest rate environment. The following table provides the average annualized yield on our assets, including Agency RMBS, non-Agency securities and MSR for the three months ended December 31, 2020, and the four immediately preceding quarters:

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Average annualized portfolio yield (1)	2.26%	2.42%	2.84%	3.52%	3.54%
Cost of financing (2)	0.50%	0.64%	2.61%	2.39%	2.35%
Net spread	1.76%	1.78%	0.23%	1.13%	1.19%
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
Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while MSR, with less liquidity and/or more exposure to prepayment, utilize lower levels of leverage. As a result, our debt-to-equity ratio is determined by our portfolio mix as well as many additional factors, including the liquidity of our portfolio, the availability and price of our financing, the diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. Over the past several quarters, we have generally maintained a debt-to-equity ratio range of 5.0 to 7.0 times to finance our securities portfolio and MSR, on a fully deployed capital basis. Our debt-to-equity ratio is directly correlated to the composition of our portfolio; specifically, the higher percentage of Agency RMBS we hold, the higher our debt-to-equity ratio is. Following the sale of substantially all of our non-Agency securities in the first quarter of 2020, debt-to-equity may increase over time. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from offerings we conduct. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Repurchase Agreements” for further discussion.
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
Through August 14, 2020, we were externally managed and advised by PRCM Advisers LLC, a subsidiary of Pine River Capital Management L.P., under the terms of a Management Agreement between us and PRCM Advisers. We terminated the Management Agreement effective August 14, 2020 for “cause” in accordance with Section 15(a) thereof. On August 15, 2020, we completed our transition to self-management and directly hired the senior management team and other personnel who had historically provided services to us.

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

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our consolidated balance sheets and statements of comprehensive (loss) income are significantly affected by fluctuations in market prices. At December 31, 2020, approximately 83.7% of our total assets, or $16.3 billion, consisted of financial instruments recorded at fair value. See Note 10 - Fair Value to the consolidated financial statements, included in this Annual Report on Form 10-K, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices.
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
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. The Company classified 8.2% of its total assets as Level 3 fair value assets at December 31, 2020.

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
Classification and Valuation of Available-for-Sale Securities
Our securities investments consist primarily of Agency RMBS and non-Agency securities that we classify as available-for-sale, or AFS. All assets classified as AFS, excluding certain Agency interest-only mortgage-backed securities, are reported at estimated fair value with changes in fair value included in accumulated other comprehensive income, a separate component of stockholders’ equity, on an after-tax basis. On July 1, 2015, we elected the fair value option for Agency interest-only securities acquired on or after such date. All Agency interest-only securities acquired on or after July 1, 2015 are carried at estimated fair value with changes in fair value recorded as a component of (loss) gain on investment securities in the consolidated statements of comprehensive (loss) income.
In accordance with ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, we use a discounted cash flow method to estimate and recognize an allowance for credit losses on both Agency and non-Agency AFS securities that are not accounted for under the fair value option. The estimated allowance for credit losses is equal to the difference between the prepayment adjusted contractual cash flows with no credit losses and the prepayment adjusted expected cash flows with credit losses, discounted at the effective interest rate on the AFS security that was in effect upon adoption of the standard. The contractual cash flows and expected cash flows are based on management’s best estimate and take into consideration current prepayment assumptions, lifetime expected losses based on past loss experience, current market conditions, and reasonable and supportable forecasts of future conditions. The allowance for credit losses on Agency AFS securities relates to prepayment assumption changes on interest-only Agency RMBS. The allowance for credit losses causes an increase in the AFS security amortized cost and recognizes an allowance for credit losses in the same amount, with the provision for credit losses recognized in earnings (within (loss) gain on investment securities) and the balance of the unrealized loss recognized in either other comprehensive (loss) income, net of tax, or (loss) gain on investment securities, depending on the accounting treatment.
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

Interest Income Recognition
Interest income on securities is accrued based on the outstanding principal balance and their contractual terms. Premiums and discounts associated with Agency RMBS and non-Agency securities rated AA and higher at the time of purchase, are amortized and accreted, respectively, as an adjustment to interest income over the life of such securities using the contractual method under ASC 310-20, Nonrefundable Fees and Other Costs, which is applied at the individual security level based upon each security’s effective interest rate. Each security’s effective interest rate is calculated at the time of purchase by solving for the discount rate that equates the present value of that security’s remaining contractual cash flows, assuming no principal prepayments, to its purchase price. When applying the contractual effective interest method, as principal prepayments occur, an amount of the unamortized premium or discount is recognized in interest income such that the contractual effective interest rate on the remaining security balance is unaffected.
Interest income on non-Agency securities that were purchased at a discount to par value and were rated below AA at the time of purchase and Agency and non-Agency interest-only securities that can be contractually prepaid or otherwise settled in such a way that we would not recover substantially all of our recorded investment is recognized based on the security’s effective interest rate using the prospective method under ASC 325-40, Investments - Other: Beneficial Interests in Securitized Financial Assets. At the time of acquisition, the security’s effective interest rate is calculated by solving for the single discount rate that equates the present value of our best estimate of the amount and timing of the cash flows expected to be collected from the security to its purchase price. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and management’s judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the effective interest rate and interest income recognized on such securities.
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
The Tax Cuts and Jobs Act of 2017, or TCJA, significantly changed how the U.S. taxes corporations. The TCJA requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the TCJA and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. Technical corrections or other amendments of the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. While we do not anticipate a material effect on our operations, we continue to analyze and monitor the application of the TCJA to our business, our peers and the economic environment.

Market Conditions and Outlook
The U.S. Federal Reserve, or the Fed, moved overnight interest rates to the zero bound in early 2020 and is expected to hold overnight interest rates near current levels for an extended period of time. During the fourth quarter, the overnight rate cleared at less than 10 basis points and term overnight indexed swap markets indicate expectations for continued low levels in the near term. In addition, the Fed remains committed to large scale asset purchases. After announcing QE4 in March, the Fed has purchased more than $1.25 trillion MBS and more than $2.0 trillion U.S. Treasuries, increasing its overall balance sheet to approximately $7 trillion. This overwhelming purchase activity resulted in significant mortgage spread tightening and price stability since its onset. Interest rates across the yield curve remain low. All U.S. Treasuries yield less than 175 basis points, with all maturities through five years yielding less than 50 basis points. Realized and implied volatility levels continue to be subdued. Primary and secondary mortgage spreads remain wide, but decreased somewhat during the fourth quarter, and constant prepayment rates remain at elevated levels.

The economic outlook for 2021 is quite uncertain and much will depend on the course of the global pandemic and the successful distribution and efficacy of vaccines. The traditional macro influences of GDP growth, job growth and inflation may be secondary to the global economy’s progression through the health crisis. Additional fiscal support from the U.S. government, or lack thereof, will also have a hand in shaping the upcoming year. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was passed in March 2020 and extended in December 2020 to address the economic fallout of the COVID-19 pandemic. One provision of the Act provides up to 360 days of forbearance relief from mortgage loan payments for borrowers with federally backed (e.g. Fannie Mae or Freddie Mac) mortgages who experience financial hardship related to the pandemic. Subsequently, in February 2021, the FHFA announced extensions to the foreclosure moratorium and forbearance periods for borrowers with Fannie Mae- or Freddie Mac-backed mortgages, and the Biden administration announced similar foreclosure moratorium and forbearance extensions for borrowers with Federal Housing Administration, U.S. Department of Agriculture or U.S. Department of Veterans Affairs mortgages. Much uncertainty has arisen around the ultimate effect on delinquencies, defaults, prepayment speeds, low interest rates and home price appreciation. These provisions of the CARES Act also impact MSR owners, like Two Harbors, that are required for certain of the MSR assets to advance principal, interest, taxes and insurance payments during the time when borrowers are in forbearance or while foreclosure moratorium is in effect. After increasing in the months following the passage of the Act, the number of loans in forbearance in our servicing portfolio has subsequently decreased. If the economy is further impacted by future surges in COVID-19 virus cases across the country, more borrowers could opt for forbearance relief from their mortgage loan payments. As a result, we could see the number of loans in forbearance in our servicing portfolio increase.
We believe our current portfolio allocation and our investing expertise, as well as our operational capabilities to invest in MSR, will allow us to navigate the dynamic mortgage market while future regulatory and policy activities take shape. Our portfolio, consisting as it does of Agency RMBS and MSR, with offsetting risk characteristics, allows us to mitigate a variety of risks, including interest rate and RMBS spread volatility.
The following table provides the carrying value of our investment portfolio by product type:

(dollars in thousands)	December 31, 2020		December 31, 2019
Agency
Fixed Rate	$14,627,097	89.7%	$27,763,471	83.2%
Hybrid ARM	10,794	—%	14,584	—%
Total Agency	14,637,891	89.7%	27,778,055	83.2%
Agency Derivatives	61,617	0.4%	68,925	0.2%
Non-Agency	13,031	0.1%	3,628,273	10.9%
Mortgage servicing rights	1,596,153	9.8%	1,909,444	5.7%
Total	$16,308,692		$33,384,697

Prepayment speeds and volatility due to interest rates
Our portfolio is subject to market risks, primarily interest rate risk and prepayment risk. We seek to offset a portion of our Agency pool market value exposure through our MSR and interest-only Agency RMBS portfolios. Generally, rising prepayment speeds will cause the market value of our RMBS trading at a premium to par (including interest-only securities) and MSR to decrease, and our RMBS trading at a discount to par to increase. The inverse relationship occurs when prepayment speeds slow. During periods of decreasing interest rates, the market value of our Agency pools generally increases and the market value of our interest-only securities and MSR generally decreases. We believe the low interest rate environment is expected to persist in the near term. Changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, could cause prepayment speeds to increase on many RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios, including an overall faster prepayment environment.
The following table provides the three-month average constant prepayment rate, or CPR, experienced by Agency RMBS and MSR owned by us as of December 31, 2020, and the four immediately preceding quarter-ends:

	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Agency RMBS	27.0%	23.1%	19.9%	12.3%	14.3%
Mortgage servicing rights	41.2%	41.5%	35.6%	19.9%	20.8%

Although we are unable to predict future interest rate movements, our strategy of pairing Agency RMBS with MSR, with a focus on managing various associated risks, including interest rate, prepayment, credit, mortgage spread and financing risk, is intended to generate attractive yields with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.
Our Agency RMBS are collateralized by pools of fixed-rate mortgage loans and hybrid adjustable-rate mortgage loans, or hybrid ARMs, which are mortgage loans that have interest rates that are fixed for an initial period and adjustable thereafter. Our Agency portfolio also includes securities with implicit prepayment protection, including lower loan balances (securities collateralized by loans of less than $200,000 in initial principal balance), higher LTVs (securities collateralized by loans with LTVs greater than or equal to 80%), certain geographic concentrations and lower FICO scores. Our overall allocation of Agency RMBS and holdings of pools with specific characteristics are viewed in the context of our aggregate rates strategy, including MSR and related derivative hedging instruments. Additionally, the selection of securities with certain attributes is driven by the perceived relative value of the securities, which factors in the opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, Agency RMBS capital allocation reflects management’s flexible approach to investing in the marketplace.
The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	December 31, 2020
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
≤ 2.5%	$1,878,319	$2,005,269	7.7%	100.0%	3.4%	$1,977,388	$—	7
3.0%	2,359,772	2,541,676	19.3%	100.0%	3.7%	2,433,757	—	14
3.5%	3,327,048	3,636,988	28.5%	100.0%	4.2%	3,485,035	—	17
4.0%	2,642,730	2,911,556	37.5%	100.0%	4.6%	2,751,139	—	36
4.5%	2,276,487	2,538,418	34.3%	100.0%	5.0%	2,400,043	—	35
≥ 5.0%	519,976	590,044	33.6%	98.4%	5.8%	551,230	—	65
	13,004,332	14,223,951	27.4%	99.9%	4.3%	13,598,592	—	24
Other P&I	99,023	113,302	9.6%	—%	6.6%	110,002	—	226
Interest-only	3,649,556	300,638	14.0%	—%	3.5%	315,876	(17,889)	48
Agency Derivatives	318,162	61,617	16.5%	—%	6.7%	45,618	—	195
Total Agency RMBS	$17,071,073	$14,699,508		96.7%		$14,070,088	$(17,889)

	December 31, 2019
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
≤ 2.5%	$—	$—	—%	—%	—%	$—	—
3.0%	6,034,075	6,168,095	3.3%	98.3%	3.8%	6,169,224	3
3.5%	6,174,872	6,451,660	7.0%	100.0%	4.3%	6,386,051	7
4.0%	8,455,585	8,993,011	19.4%	100.0%	4.6%	8,808,458	25
4.5%	4,714,844	5,082,166	25.2%	100.0%	5.0%	4,942,234	20
≥ 5.0%	741,000	813,503	23.5%	100.0%	5.8%	786,727	48
	26,120,376	27,508,435	14.4%	99.6%	4.5%	27,092,694	16
Other P&I	119,168	133,436	7.3%	0.3%	6.7%	133,174	210
Interest-only	2,601,693	136,184	10.9%	—%	4.4%	169,811	104
Agency Derivatives	397,137	68,925	12.3%	—%	6.7%	56,959	184
Total Agency RMBS	$29,238,374	$27,846,980		98.4%		$27,452,638

Counterparty exposure and leverage ratio
We monitor counterparty exposure in our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations and we attempt to manage our cash balances across these organizations to reduce our exposure to any single counterparty.
As of December 31, 2020, we had entered into repurchase agreements with 45 counterparties, 20 of which had outstanding balances at December 31, 2020. In addition, we held short- and long-term borrowings under revolving credit facilities, long-term term notes payable and long-term unsecured convertible senior notes. As of December 31, 2020, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 5.2:1.0.
As of December 31, 2020, we held $1.4 billion in cash and cash equivalents, approximately $7.4 million of unpledged Agency securities and derivatives and $10.4 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $13.1 million. As of December 31, 2020, we held approximately $449.4 million of unpledged MSR and $52.3 million of unpledged servicing advances. Overall, we had unused committed borrowing capacity on MSR asset and servicing advance financing facilities of $215.2 million and $191.0 million, respectively. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes.
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
Proposed changes to LIBOR
LIBOR is used extensively in the U.S. and globally as a “benchmark” or “reference rate” for various commercial and financial contracts, including corporate and municipal bonds and loans, floating rate mortgages, asset-backed securities, consumer loans, and interest rate swaps and other derivatives. It had been expected that a number of private-sector banks currently reporting information used to set LIBOR would stop doing so after 2021 when their current reporting commitment ends, which would either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality has degraded to the degree that it is no longer representative of its underlying market. On November 30, 2020, Intercontinental Exchange Inc. announced that ICE Benchmark Administration Limited, the administrator of LIBOR, does not intend to stop publication of the majority of USD-LIBOR tenors until June 30, 2023. In the U.S., the Alternative Reference Rates Committee, or ARRC, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for U.S. dollar-based LIBOR.  SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Some market participants may continue to explore whether other U.S. dollar-based reference rates would be more appropriate for certain types of instruments. The ARRC has proposed a paced market transition plan to SOFR, and various organizations are currently working on industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity, evaluating the related risks and our exposure, and adding alternative language to contracts, where necessary.

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
Certain mortgage loan forbearance programs were announced in connection with the CARES Act. As the servicer of record for the MSR assets in our portfolio, we may be responsible for continuing to advance principal, interest, taxes and insurance on mortgage loans that are in forbearance, delinquency or default. At December 31, 2020, 27,088 loans, or 3.5% of our MSR portfolio by loan count, were in forbearance, of which 14.7% had made their December payment and were current as of December 31, 2020. Therefore, approximately 2.9% of our portfolio by loan count was in forbearance and not current as of December 31, 2020. We are confident in our ability to meet our servicing advance obligations and have entered into a revolving credit facility to finance these advances.
Our GAAP net income attributable to common stockholders was $192.2 million ($0.68 per diluted weighted average share) for the three months ended December 31, 2020 and our GAAP net loss attributable to common stockholders was $1.7 billion ($(6.24) per diluted weighted average share) for the year ended December 31, 2020 , as compared to GAAP net income attributable to common stockholders of $115.8 million and $248.2 million ($0.41 and $0.93 per diluted weighted average share) for the three and twelve months ended December 31, 2019.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding Agency interest-only securities and certain securities with an allowance for credit losses, do not impact our GAAP net (loss) income or taxable income but are recognized on our consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” For the three and twelve months ended December 31, 2020, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $78.7 million and $47.8 million, respectively. This, combined with GAAP net income attributable to common stockholders of $192.2 million and GAAP net loss attributable to common stockholders of $1.7 billion for the three and twelve months ended December 31, 2020, respectively, resulted in comprehensive income attributable to common stockholders of $113.5 million and comprehensive loss attributable to common stockholders of $1.8 billion for the three and twelve months ended December 31, 2020, respectively. For the three and twelve months ended December 31, 2019, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $59.0 million and net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $578.6 million, respectively. This, combined with GAAP net income attributable to common stockholders of $115.8 million and $248.2 million, resulted in comprehensive income attributable to common stockholders of $56.9 million and $826.7 million for the three and twelve months ended December 31, 2019, respectively.
Our book value per common share for U.S. GAAP purposes was $7.63 at December 31, 2020, a decrease from $14.54 per common share at December 31, 2019. For the year ended December 31, 2020, we recognized comprehensive loss attributable to common stockholders of $1.8 billion, which drove the overall decrease in book value.
Although some uncertainty remains regarding the future effects of the COVID-19 pandemic and the actions that may be taken by federal and state governmental authorities and GSEs in response, the Agency RMBS market has stabilized and there is more clarity regarding forbearance levels and deferral programs on Agency MSR. Our liquidity position is strong, with $1.4 billion in unrestricted cash as of December 31, 2020. Given our increased confidence, we expect to continue to deploy such capital to our target assets over time.

The following tables present the components of our comprehensive income (loss) for the three and twelve months ended December 31, 2020 and 2019:

(in thousands, except share data)	Three Months Ended		Year Ended
Income Statement Data:	December 31,		December 31,
	2020	2019	2020	2019
	(unaudited)
Interest income:
Available-for-sale securities	$72,071	$230,567	$515,685	$962,283
Other	429	7,871	9,365	32,407
Total interest income	72,500	238,438	525,050	994,690
Interest expense:
Repurchase agreements	11,001	152,919	233,069	654,280
Federal Home Loan Bank advances	—	514	1,747	10,920
Revolving credit facilities	3,513	4,038	12,261	19,354
Term notes payable	3,296	5,002	14,974	10,708
Convertible senior notes	4,831	4,811	19,197	19,067
Total interest expense	22,641	167,284	281,248	714,329
Net interest income	49,859	71,154	243,802	280,361
Other-than-temporary impairment losses	—	(3,308)	—	(14,312)
Other income (loss):
Gain (loss) on investment securities	37,363	28,141	(999,859)	280,118
Servicing income	100,549	127,690	443,351	501,612
Gain (loss) on servicing asset	2,522	(21,739)	(935,697)	(697,659)
Loss on interest rate swap, cap and swaption agreements	(14,689)	(6,875)	(310,806)	(108,289)
Gain (loss) on other derivative instruments	81,289	(10,800)	90,023	259,998
Other income	474	60	1,422	337
Total other income (loss)	207,508	116,477	(1,711,566)	236,117
Expenses:
Management fees	—	17,546	31,738	60,102
Servicing expenses	24,217	20,253	94,266	74,607
Compensation and benefits	11,220	7,965	37,723	33,229
Other operating expenses	7,237	6,177	28,626	23,826
Restructuring charges	(294)	—	5,706	—
Total expenses	42,380	51,941	198,059	191,764
Income (loss) before income taxes	214,987	132,382	(1,665,823)	310,402
Provision for (benefit from) income taxes	3,816	(2,372)	(35,688)	(13,560)
Net income (loss)	211,171	134,754	(1,630,135)	323,962
Dividends on preferred stock	18,951	18,950	75,802	75,801
Net income (loss) attributable to common stockholders	$192,220	$115,804	$(1,705,937)	$248,161
Basic earnings (loss) per weighted average common share	$0.70	$0.42	$(6.24)	$0.93
Diluted earnings (loss) per weighted average common share	$0.68	$0.41	$(6.24)	$0.93
Dividends declared per common share	$0.17	$0.40	$0.50	$1.67
Weighted average number of shares of common stock:
Basic	273,699,079	272,906,815	273,600,947	267,826,739
Diluted	291,870,229	291,070,864	273,600,947	267,826,739

(in thousands)	Three Months Ended		Year Ended
Income Statement Data:	December 31,		December 31,
	2020	2019	2020	2019
	(unaudited)
Comprehensive income (loss):
Net income (loss)	$211,171	$134,754	$(1,630,135)	$323,962
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(78,739)	(58,954)	(47,799)	578,583
Other comprehensive (loss) income	(78,739)	(58,954)	(47,799)	578,583
Comprehensive income (loss)	132,432	75,800	(1,677,934)	902,545
Dividends on preferred stock	18,951	18,950	75,802	75,801
Comprehensive income (loss) attributable to common stockholders	$113,481	$56,850	$(1,753,736)	$826,744

(in thousands)	December 31, 2020	December 31, 2019
Balance Sheet Data:
	(unaudited)
Available-for-sale securities	$14,650,922	$31,406,328
Mortgage servicing rights	$1,596,153	$1,909,444
Total assets	$19,515,921	$35,921,622
Repurchase agreements	$15,143,898	$29,147,463
Federal Home Loan Bank advances	$—	$210,000
Revolving credit facilities	$283,830	$300,000
Term notes payable	$395,609	$394,502
Convertible senior notes	$286,183	$284,954
Total stockholders’ equity	$3,088,926	$4,970,466

Results of Operations
The following analysis focuses on financial results during the three and twelve months ended December 31, 2020 and 2019. The analysis of our financial results during the three and twelve months ended December 31, 2019 and 2018 is omitted from this Form 10-K and included in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, which analysis is incorporated by reference.
Interest Income
Interest income decreased from $238.4 million and $994.7 million for the three and twelve months ended December 31, 2019 to $72.5 million and $525.1 million for the same periods in 2020 due to the sale of both Agency RMBS and non-Agency securities that occurred during the first quarter of 2020, further sales of some higher coupon Agency RMBS and higher amortization recognized on Agency RMBS due to prepayments.
Interest Expense
Interest expense decreased from $167.3 million and $714.3 million for the three and twelve months ended December 31, 2019, respectively, to $22.6 million and $281.2 million for the same periods in 2020 due to lower borrowing balances related to the sale of both Agency RMBS and non-Agency securities that occurred during the first quarter of 2020 and a lower interest rate environment.

Net Interest Income
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by liability and/or collateral type, and net interest income and average annualized net interest rate spread for the three and twelve months ended December 31, 2020 and 2019:

	Three Months Ended December 31, 2020			Year Ended December 31, 2020
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Agency available-for-sale securities	$14,638,019	$72,010	2.0%	$18,626,188	$461,951	2.5%
Non-Agency available-for-sale securities	22,449	61	1.1%	806,274	53,734	6.7%
Other	—	429	—%	2,059	9,365	3.8%
Total interest income/net asset yield	$14,660,468	$72,500	2.0%	$19,434,521	$525,050	2.7%
Interest-bearing liabilities
Borrowings collateralized by:
Agency available-for-sale securities	$15,413,060	$11,079	0.3%	$19,096,633	$218,562	1.1%
Non-Agency available-for-sale securities	2,048	12	2.3%	434,244	12,929	3.0%
Agency derivatives (3)	52,244	123	0.9%	51,740	850	1.6%
Mortgage servicing rights (4)	678,094	6,596	3.9%	729,172	29,710	4.1%
Unsecured borrowings:
Convertible senior notes	286,070	4,831	6.8%	285,592	19,197	6.7%
Total interest expense/cost of funds	$16,431,516	22,641	0.6%	$20,597,381	281,248	1.4%
Net interest income/spread (5)		$49,859	1.4%		$243,802	1.3%

	Three Months Ended December 31, 2019			Year Ended December 31, 2019
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Agency available-for-sale securities	$24,694,426	$178,621	2.9%	$23,593,771	$763,601	3.2%
Non-Agency available-for-sale securities	3,300,836	51,946	6.3%	3,278,228	198,682	6.1%
Other	9,308	7,871	4.2%	15,530	32,407	4.6%
Total interest income/net asset yield	$28,004,570	$238,438	3.4%	$26,887,529	$994,690	3.7%
Interest-bearing liabilities
Borrowings collateralized by:
Agency available-for-sale securities	$24,728,724	$137,919	2.2%	$23,018,643	$583,646	2.5%
Non-Agency available-for-sale securities	1,598,573	12,179	3.0%	1,909,564	67,442	3.5%
Agency derivatives (3)	50,263	359	2.9%	47,824	1,556	3.3%
Mortgage servicing rights (4)	956,985	12,016	5.0%	807,486	42,618	5.3%
Unsecured borrowings:
Convertible senior notes	284,848	4,811	6.8%	284,413	19,067	6.7%
Total interest expense/cost of funds	$27,619,393	167,284	2.4%	$26,067,930	714,329	2.7%
Net interest income/spread (5)		$71,154	1.0%		$280,361	1.0%
____________________
(1)Average asset balance represents average amortized cost on AFS securities.
(2)Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps and caps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap, cap and swaption agreements in the consolidated statements of comprehensive (loss) income. For the three and twelve months ended December 31, 2020, our total average cost of funds on the assets assigned as collateral for borrowings shown in the table above, including interest spread expense associated with interest rate swaps and caps, was 0.5% and 1.7%, respectively, compared to 2.4% and 2.5% for the same periods in 2019.
(3)Yields on Agency Derivatives not shown as interest income is included in gain (loss) on other derivative instruments in the consolidated statements of comprehensive (loss) income.
(4)Includes financing for both MSR assets and related servicing advance obligations. Yields on mortgage servicing rights and advances not shown as these assets do not earn interest.
(5)Net interest spread does not include the accrual and settlement of interest associated with interest rate swaps and caps. In accordance with U.S. GAAP, those costs are included in gain (loss) on interest rate swap, cap and swaption agreements in the consolidated statements of comprehensive (loss) income. For the three and twelve months ended December 31, 2020, our total average net interest rate spread on the assets and liabilities shown in the table above, including interest spread expense associated with interest rate swaps and caps, was 1.5% and 1.0%, respectively, compared to 0.9% and 1.1% for the same periods in 2019.

The decrease in yields on Agency AFS securities for the three and twelve months ended December 31, 2020, as compared to the same period in 2019, was predominantly driven by sales of pools with higher yields. The decrease in cost of funds associated with the financing of Agency AFS securities for the three and twelve months ended December 31, 2020, as compared to the same period in 2019, was the result of decreases in the borrowing rates offered by financing counterparties.
The decrease in yields on non-Agency securities for the three and twelve months ended December 31, 2020, as compared to the same periods in 2019, was due to the sale of substantially all legacy non-Agencies during the first quarter of 2020. The decrease in cost of funds associated with the financing of non-Agency AFS securities for the three and twelve months ended December 31, 2020, as compared to the same period in 2019, was also a result of the sale.
The decrease in cost of funds associated with the financing of Agency Derivatives for the three and twelve months ended December 31, 2020, as compared to the same period in 2019, was the result of decreases in the borrowing rates offered by counterparties.
The decrease in cost of funds associated with the financing of MSR assets and related servicing advance obligations for the three and twelve months ended December 31, 2020, as compared to the same period in 2019, was the result of better financing terms offered by counterparties. During the year ended December 31, 2020, we entered into a new revolving credit facility to finance our servicing advance obligations, which are included in other assets on our consolidated balance sheets.
Our convertible senior notes due 2022 were issued in January 2017, are unsecured and pay interest semiannually at a rate of 6.25% per annum. The cost of funds associated with our convertible senior notes due 2022 for the three and twelve months ended December 31, 2020, as compared to the same period in 2019, was consistent.

The following tables present the components of the yield earned on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three and twelve months ended December 31, 2020 and 2019:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2020	2019	2020	2019
Gross yield/stated coupon	3.9%	4.0%	3.9%	4.2%
Net (premium amortization) discount accretion	(1.9)%	(0.7)%	(1.2)%	(0.6)%
Net yield (1)	2.0%	3.3%	2.7%	3.6%
____________________
(1)Excludes Agency Derivatives. For the three and twelve months ended December 31, 2020, the average annualized net yield on total RMBS, including Agency Derivatives, was 2.0% and 2.7%, respectively, compared to 3.3% and 3.6% for the same periods in 2019. Yields have not been adjusted for cost of delay and cost to carry purchase premiums.

Other-Than-Temporary Impairments
Prior to the adoption of Topic 326 on January 1, 2020, we reviewed each of our securities on a quarterly basis to determine if an OTTI charge was necessary. During the three and twelve months ended December 31, 2019, we recorded $3.3 million and $14.3 million in other-than-temporary credit impairments on six and eighteen non-Agency securities, respectively, where the future expected cash flows for each security were less than its amortized cost. For further information about evaluating AFS securities for OTTI prior to January 1, 2020, refer to Note 4 - Available-for-Sale Securities, at Fair Value of the notes to the consolidated financial statements.
Gain (Loss) On Investment Securities
The following tables present the components of (loss) gain on investment securities for the three and twelve months ended December 31, 2020 and 2019:

	Three Months Ended December 31, 2020			Year Ended December 31, 2020
(in thousands)	Available-For-Sale Securities	Trading Securities	Total	Available-For-Sale Securities	Trading Securities	Total
Proceeds from sales	$1,379,468	$—	$1,379,468	$18,349,338	$1,053,477	$19,402,815
Amortized cost of securities sold	(1,325,981)	—	(1,325,981)	(19,273,667)	(1,052,500)	(20,326,167)
Total realized gains (losses) on sales	53,487	—	53,487	(924,329)	977	(923,352)
Provision for credit losses	(4,509)	—	(4,509)	(58,440)	—	(58,440)
Other	(11,615)	—	(11,615)	(18,067)	—	(18,067)
Gain (loss) on investment securities	$37,363	$—	$37,363	$(1,000,836)	$977	$(999,859)

	Three Months Ended December 31, 2019			Year Ended December 31, 2019
(in thousands)	Available-For-Sale Securities	Trading Securities	Total	Available-For-Sale Securities	Trading Securities	Total
Proceeds from sales	$1,814,250	$—	$1,814,250	15,879,823	$—	$15,879,823
Amortized cost of securities sold	(1,786,635)	—	(1,786,635)	(15,595,809)	—	(15,595,809)
Total realized gains on sales	27,615	—	27,615	284,014	—	284,014
Provision for credit losses	—	—	—	—	—	—
Other	526	—	526	(3,896)	—	(3,896)
Gain on investment securities	$28,141	$—	$28,141	$280,118	$—	$280,118

Due to the unprecedented market conditions experienced as a result of the global COVID-19 pandemic, we sold substantially all of our portfolio of non-Agency securities and approximately one-third of our Agency RMBS during the first quarter of 2020. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that we believe have higher risk-adjusted returns.
Subsequent to the adoption of Topic 326 on January 1, 2020, the Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on AFS securities. The estimated allowance for credit losses is equal to the difference between the prepayment adjusted contractual cash flows with no credit losses and the prepayment adjusted expected cash flows with credit losses, discounted at the effective interest rate on the AFS security that was in effect upon adoption of the standard. The contractual cash flows and expected cash flows are based on management’s best estimate and take into consideration current prepayment assumptions, lifetime expected losses based on past loss experience, current market conditions, and reasonable and supportable forecasts of future conditions. The allowance for credit losses causes an increase in the AFS security amortized cost and recognizes an allowance for credit losses in the same amount, with the provision for credit losses recognized in earnings (within (loss) gain on investment securities) and the balance of the unrealized loss recognized in either other comprehensive (loss) income, net of tax, or (loss) gain on investment securities, depending on the accounting treatment.
Servicing Income
The following table presents the components of servicing income for the three and twelve months ended December 31, 2020 and 2019:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2020	2019	2020	2019
Servicing fee income	$98,250	$109,403	$416,936	$436,587
Ancillary and other fee income	557	499	1,945	1,801
Float income	1,742	17,788	24,470	63,224
Total	$100,549	$127,690	$443,351	$501,612

The decrease in servicing income for the three and twelve months ended December 31, 2020, as compared to the same periods in 2019, was the result of lower servicing fee income as a result of a lower portfolio balance due to prepayments and deferred servicing fee income for loans in forbearance as a result of COVID-19. Additionally, the decrease in float income was the result of decreased float earning rates.
Gain (Loss) on Servicing Asset
The following table presents the components of loss on servicing asset for the three and twelve months ended December 31, 2020 and 2019:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2020	2019	2020	2019
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	$173,447	$87,561	$(396,900)	$(390,149)
Changes in fair value due to realization of cash flows (runoff)	(170,897)	(109,333)	(538,761)	(307,918)
(Losses) gains on sales	(28)	33	(36)	408
Gain (loss) on servicing asset	$2,522	$(21,739)	$(935,697)	$(697,659)

The increase in gain on servicing asset (decrease in loss on servicing asset) for the three months ended December 31, 2020, as compared to the same period in 2019, was driven by favorable change in valuation assumptions used in the fair market valuation of MSR, including the impact of acquiring MSR at a cost below fair value, offset by increased portfolio runoff during the three months ended December 31, 2020. The increase in loss on servicing asset for the year ended December 31, 2020, as compared to the same period in 2019, was driven by an increase in prepayment speed assumptions used in the fair valuation of MSR, higher expected cost-to-service due to COVID-19 related forbearances and higher portfolio runoff on a larger average MSR portfolio balance throughout the year ended December 31, 2020.

Loss on Interest Rate Swap, Cap and Swaption Agreements
The following table summarizes the net interest spread and gains and losses associated with our interest rate swap, cap and swaption positions recognized during the three and twelve months ended December 31, 2020 and 2019:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2020	2019	2020	2019
Net interest spread	$1,953	$4,768	$(66,175)	$70,514
Early termination, agreement maturation and option expiration (losses) gains	(2,546)	(1,495)	(387,748)	94,929
Change in unrealized (loss) gain on interest rate swap, cap and swaption agreements, at fair value	(14,096)	(10,148)	143,117	(273,732)
Loss on interest rate swap, cap and swaption agreements	$(14,689)	$(6,875)	$(310,806)	$(108,289)

Net interest spread recognized for the accrual and/or settlement of the net interest expense associated with our interest rate swaps and caps results from receiving either a floating interest rate (LIBOR or the OIS rate) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (LIBOR or the OIS rate) on positions held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. We may elect to terminate certain swaps, caps and swaptions to align with our investment portfolio, agreements may mature or options may expire resulting in full settlement of our net interest spread asset/liability and the recognition of realized gains and losses, including early termination penalties. During the second quarter of 2020, we elected to terminate certain swaps and swaptions in order to adjust the total notional and fixed interest rates on these instruments, as a result of adjustments made to our investment portfolio and changes in interest rates. The change in fair value of interest rate swaps, caps and swaptions during the three and twelve months ended December 31, 2020 and 2019 was a result of changes to floating interest rates (LIBOR or the OIS rate), the swap curve and corresponding counterparty borrowing rates. Since swaps, caps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses (excluding the reversal of unrealized gains and losses to realized gains and losses upon termination, maturation or option expiration) are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive (loss) income, net of tax, or to (loss) gain on investment securities, in the case of Agency interest-only mortgage-backed securities.
Gain (Loss) on Other Derivative Instruments
The following table provides a summary of the total net gains (losses) recognized on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, put and call options for TBAs, Markit IOS total return swaps, short U.S. Treasuries, U.S. Treasury futures and inverse interest-only securities during the three and twelve months ended December 31, 2020 and 2019:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2020	2019	2020	2019
Interest income, net of accretion, on inverse interest-only securities	$2,232	$1,702	$9,479	$5,586
Interest expense on short U.S. treasuries	—	—	—	(1,315)
Realized and unrealized net gains (losses) on other derivative instruments (1)	79,057	(12,502)	80,544	255,727
Gain (loss) on other derivative instruments	$81,289	$(10,800)	$90,023	$259,998
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

Expenses
The following table presents the components of expenses, other than restructuring charges, for the three and twelve months ended December 31, 2020 and 2019:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands, except share data)	2020	2019	2020	2019
Management fees	$—	$17,546	$31,738	$60,102
Servicing expenses	$24,217	$20,253	$94,266	$74,607
Operating expenses:
Compensation and benefits:
Non-cash equity compensation expenses	$2,243	$2,423	$9,730	$8,660
All other compensation and benefits	8,977	5,542	27,993	24,569
Total compensation and benefits	$11,220	$7,965	$37,723	$33,229
Other operating expenses:
Nonrecurring expenses	$1,541	$—	$5,205	$—
All other operating expenses	5,696	6,177	23,421	23,826
Total other operating expenses	$7,237	$6,177	$28,626	$23,826
Annualized operating expense ratio	2.4%	1.1%	2.0%	1.2%
Annualized operating expense ratio, excluding non-cash equity compensation and other nonrecurring expenses	1.9%	0.9%	1.5%	1.0%

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
We also incur servicing expenses generally related to the subservicing of MSR. The increase in servicing expenses during the three and twelve months ended December 31, 2020, as compared to the same periods in 2019, was a result of a higher cost to service loans in forbearance.
Prior to the termination of the Management Agreement, included in compensation and benefits and other operating expenses were direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the year ended December 31, 2020, these direct and allocated costs totaled approximately $19.3 million, compared to $4.6 million and $27.6 million for the three and twelve months ended December 31, 2019. Included in these reimbursed costs was compensation paid to employees of an affiliate of PRCM Advisers serving as our principal financial officer and general counsel of $1.4 million for the year ended December 31, 2020 and $0.1 million and $3.1 million for the three and twelve months ended December 31, 2019, respectively. We did not reimburse PRCM Advisers for compensation paid to our principal financial officer and general counsel for the three months ended December 31, 2020. Prior to termination of the Management Agreement, the allocation of compensation paid to employees of an affiliate of PRCM Advisers serving as our principal financial officer and general counsel was based on time spent overseeing our activities in accordance with the Management Agreement; we did not reimburse PRCM Advisers for any expenses related to the compensation of our chief executive officer or chief investment officer. Additionally, included in compensation and benefits is non-cash equity compensation expense, which represents amortization of the restricted stock awarded to our independent directors, executive officers and other eligible individuals. Included in non-cash equity compensation expense for the three and twelve months ended December 31, 2020 was amortization of restricted stock awarded to our executive officers, including our chief executive officer, chief investment officer, principal financial officer and general counsel of $0.9 million and $3.9 million, compared to $1.2 million and $3.4 million for the three and twelve months ended December 31, 2019, respectively.
Following the termination of the Management Agreement, we no longer pay a management fee to, or reimburse the expenses of, PRCM Advisers. Expenses for which we previously reimbursed PRCM Advisers are now paid directly by us. We are also now responsible for the cash compensation and employee benefits of our chief executive officer, chief investment officer and investment professionals, which were previously the responsibility of PRCM Advisers. Prior to the termination of the Management Agreement, we were only responsible for the equity compensation paid to such individuals.

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
In connection with the termination of the Management Agreement, we reversed the $139.8 million accrued termination fee during the three months ended September 30, 2020. For the year ended December 31, 2020, we incurred a total of $5.7 million in contract termination costs, which includes all estimated costs incurred for legal and advisory services provided to facilitate the termination of the Management Agreement. In accordance with Accounting Standards Codification (ASC) 420, Exit or Disposal Cost Obligations, all contract termination costs are included within restructuring charges on our consolidated statements of comprehensive (loss) income for the year ended December 31, 2020.
Income Taxes
During the three and twelve months ended December 31, 2020, our TRSs recognized a provision for income taxes of $3.8 million and a benefit from income taxes of $35.7 million, respectively. The provision recognized for the three months ended December 31, 2020 was primarily due to gains recognized on MSR, offset by net losses recognized on derivative instruments held in the our TRSs. The benefit recognized for the year ended December 31, 2020 was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in our TRSs. During the three and twelve months ended December 31, 2019, our TRSs recognized a benefit from income taxes of $2.4 million and $13.6 million, respectively, which was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in our TRSs.

Financial Condition
Available-for-Sale Securities, at Fair Value
The majority of our AFS investment securities portfolio is comprised of adjustable rate and fixed rate Agency mortgage-backed securities backed by single-family and multi-family mortgage loans. We also hold $13.0 million in tranches of mortgage-backed and asset-backed P&I and interest-only non-Agency securities. All of our P&I Agency RMBS AFS are Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations that carry an implied rating of “AAA,” or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. government. The majority of these securities consist of whole pools in which we own all of the investment interests in the securities.

The tables below summarizes certain characteristics of our Agency RMBS AFS at December 31, 2020 and December 31, 2019:

	December 31, 2020
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities:
Fixed	$13,093,273	$604,790	$13,698,063	$—	$628,716	$(320)	$14,326,459	3.64%	$104.95
Hybrid ARM	10,082	449	10,531	—	363	(100)	10,794	5.19%	$107.87
Total P&I securities	13,103,355	605,239	13,708,594	—	629,079	(420)	14,337,253	3.64%	$104.95
Interest-only securities:
Fixed	2,021,657	233,866	233,866	(786)	7,747	(5,540)	235,287	2.96%	$16.04
Fixed Other (1)	1,627,899	82,010	82,010	(17,103)	7,933	(7,489)	65,351	1.85%	$8.57
Total	$16,752,911	$921,115	$14,024,470	$(17,889)	$644,759	$(13,449)	$14,637,891

	December 31, 2019
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities:
Fixed	$26,225,918	$985,699	$27,211,617	$424,428	$(8,758)	$27,627,287	3.80%	$103.96
Hybrid ARM	13,626	625	14,251	390	(57)	14,584	5.81%	$107.58
Total P&I Securities	26,239,544	986,324	27,225,868	424,818	(8,815)	27,641,871	3.80%	$103.96
Interest-only securities:
Fixed	609,012	44,970	44,970	3,482	(676)	47,776	3.13%	$34.16
Fixed Other (1)	1,992,681	124,841	124,841	10,242	(46,675)	88,408	1.68%	$8.72
Total	$28,841,237	$1,156,135	$27,395,679	$438,542	$(56,166)	$27,778,055
____________________
(1)Fixed Other represents weighted-average coupon interest-only securities that are not generally used for our interest-rate risk management purposes. These securities pay variable coupon interest based on the weighted average of the fixed rates of the underlying loans of the security, less the weighted average rates of the applicable issued P&I securities.

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of December 31, 2020 and 2019 on an annualized basis, was 27.0% and 14.3%, respectively.
Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the loans underlying our MSR. As of December 31, 2020 and December 31, 2019, our MSR had a fair market value of $1.6 billion and $1.9 billion, respectively.

As of December 31, 2020 and December 31, 2019, our MSR portfolio included MSR on 781,905 and 793,470 loans with an unpaid principal balance of approximately $177.9 billion and $175.9 billion, respectively. The following tables summarize certain characteristics of the loans underlying our MSR by gross weighted average coupon rate types and ranges at December 31, 2020 and December 31, 2019:

	December 31, 2020
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	% Fannie Mae	Gross Weighted Average Coupon Rate	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed:
≤ 3.25%	87,561	$29,304,400	50.3%	2.9%	4	769	71.8%	0.1%	9.0%	25.5
> 3.25 - 3.75%	148,065	39,634,267	67.5%	3.5%	30	764	73.1%	1.6%	38.2%	26.3
> 3.75 - 4.25%	188,805	43,124,073	63.9%	3.9%	44	757	76.3%	3.8%	49.1%	27.5
> 4.25 - 4.75%	130,598	26,096,168	65.7%	4.4%	45	741	78.3%	6.2%	49.2%	26.6
> 4.75 - 5.25%	64,424	11,727,196	67.1%	4.9%	39	727	79.6%	8.5%	46.5%	27.8
> 5.25%	25,637	3,958,181	70.4%	5.5%	36	707	79.7%	10.8%	41.2%	30.8
	645,090	153,844,285	62.9%	3.8%	32	755	75.3%	3.5%	42.7%	26.8
15-Year Fixed:
≤ 2.25%	1,996	665,514	87.6%	2.0%	2	780	59.6%	—%	7.8%	25.0
> 2.25 - 2.75%	19,260	5,256,640	70.6%	2.5%	7	778	59.5%	0.1%	12.4%	25.8
> 2.75 - 3.25%	47,710	8,571,486	71.5%	2.9%	37	771	61.9%	1.1%	27.6%	26.1
> 3.25 - 3.75%	36,327	5,223,663	71.6%	3.4%	45	759	64.9%	2.2%	33.7%	27.6
> 3.75 - 4.25%	17,611	2,148,413	64.1%	3.9%	43	745	65.6%	3.4%	35.1%	29.2
> 4.25%	9,149	958,531	62.8%	4.5%	34	731	66.3%	3.6%	37.0%	31.2
	132,053	22,824,247	70.7%	3.1%	32	766	62.5%	1.4%	28.8%	26.8
Total ARMs	4,762	1,192,951	61.5%	3.3%	47	762	67.2%	4.3%	45.4%	25.2
Total	781,905	$177,861,483	63.9%	3.7%	32	756	73.6%	3.2%	41.2%	26.8

	December 31, 2019
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	% Fannie Mae	Gross Weighted Average Coupon Rate	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed:
≤ 3.75%	106,097	$27,627,966	71.3%	3.5%	47	771	70.5%	0.1%	10.5%	26.4
> 3.75 - 4.25%	241,274	59,172,782	64.5%	3.9%	39	761	76.3%	0.2%	16.1%	26.9
> 4.25 - 4.75%	194,543	43,611,524	65.2%	4.4%	33	745	78.9%	0.4%	26.4%	26.3
> 4.75 - 5.25%	95,468	19,780,323	65.9%	4.9%	26	732	80.4%	0.5%	32.9%	28.0
> 5.25%	34,524	5,987,442	70.5%	5.5%	24	709	80.2%	1.0%	30.8%	30.8
	671,906	156,180,037	66.3%	4.2%	37	753	76.7%	0.3%	21.4%	26.9
15-Year Fixed:
≤ 2.75%	2,325	464,650	80.8%	2.6%	46	778	59.7%	—%	8.6%	26.1
> 2.75 - 3.25%	39,977	6,893,458	79.9%	2.9%	48	772	62.2%	0.1%	11.2%	25.8
> 3.25 - 3.75%	40,052	6,311,291	74.0%	3.4%	40	760	65.0%	0.1%	15.0%	27.6
> 3.75 - 4.25%	21,243	2,990,294	64.2%	3.9%	32	747	66.0%	0.2%	19.2%	29.4
> 4.25%	11,644	1,423,018	61.9%	4.5%	23	734	66.6%	0.2%	24.8%	31.4
	115,241	18,082,711	73.9%	3.4%	40	761	64.0%	0.1%	15.0%	27.5
Total ARMs	6,323	1,619,394	69.9%	3.6%	44	762	65.8%	0.3%	27.3%	25.2
Total	793,470	$175,882,142	67.1%	4.1%	37	754	75.3%	0.3%	20.8%	27.0

Financing
Our borrowings consist primarily of repurchase agreements, revolving credit facilities and term notes payable. These borrowings are collateralized by our pledge of AFS securities, derivative instruments, MSR, servicing advances and certain cash balances. Substantially all of our Agency RMBS are currently pledged as collateral, and a portion of our non-Agency securities have been pledged as collateral for repurchase agreements.
During the year ended December 31, 2019, we formed a trust entity, or the MSR Issuer Trust, for the purpose of financing MSR through securitization. On June 27, 2019, we, through the MSR Issuer Trust, completed an MSR securitization transaction pursuant to which, through two of our wholly owned subsidiaries, MSR is pledged to the MSR Issuer Trust and in return, the MSR Issuer Trust issued (a) an aggregate principal amount of $400.0 million in term notes to qualified institutional buyers and (b) a variable funding note, or VFN, with a maximum principal balance of $1.0 billion to one of the subsidiaries, in each case secured on a pari passu basis. The term notes bear interest at a rate equal to one-month LIBOR plus 2.80% per annum. The term notes will mature on June 25, 2024 or, if extended pursuant to the terms of the related indenture supplement, June 25, 2026 (unless earlier redeemed in accordance with their terms).
Additionally, our convertible senior notes due 2022 were issued in January 2017, are unsecured and pay interest semiannually at a rate of 6.25% per annum.
At December 31, 2020 and December 31, 2019, borrowings under repurchase agreements, FHLB advances, revolving credit facilities, term notes payable and convertible senior notes had the following characteristics:

(dollars in thousands)	December 31, 2020			December 31, 2019
Borrowing Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity
Repurchase agreements	$15,143,898	0.28%	0.2	$29,147,463	2.14%	0.2
Federal Home Loan Bank advances	—	—%	—	210,000	2.00%	3.5
Revolving credit facilities	283,830	2.95%	1.1	300,000	4.26%	1.2
Term notes payable	395,609	2.95%	3.5	394,502	4.59%	4.5
Convertible senior notes (1)	286,183	6.25%	1.0	284,954	6.25%	2.0
Total	$16,109,520	0.50%	0.3	$30,336,919	2.23%	0.3

(dollars in thousands)	December 31, 2020			December 31, 2019
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$15,089,726	0.28%	4.4%	$27,512,526	2.08%	4.1%
Non-Agency securities	1,899	2.33%	34.3%	1,531,608	2.90%	24.9%
Agency Derivatives	52,273	0.89%	21.6%	50,714	2.70%	26.4%
Mortgage servicing rights	670,439	2.95%	24.6%	957,117	4.19%	31.7%
Mortgage servicing advances	9,000	3.26%	12.0%	—	—%	—%
Other (1)	286,183	6.25%	NA	284,954	6.25%	NA
Total	$16,109,520	0.50%	5.2%	$30,336,919	2.23%	6.0%
____________________
(1)Includes unsecured convertible senior notes paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount of $287.5 million.

As of December 31, 2020, the debt-to-equity ratio funding our AFS securities, MSR, servicing advances and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 5.2:1.0. We believe the current degree of leverage within our portfolio helps ensure that we have access to unused borrowing capacity, thus supporting our liquidity and the strength of our balance sheet.

The following table provides a summary of our borrowings under repurchase agreements, FHLB advances, revolving credit facilities, term notes payable and convertible senior notes, our net TBA notional amounts and our debt-to-equity ratios for the three months ended December 31, 2020, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End	End of Period Total Borrowings to Equity Ratio	End of Period Net Long (Short) TBA Notional	End of Period Economic Debt-to-Equity Ratio (1)
December 31, 2020	$16,431,516	$16,109,520	$16,842,273	5.2:1.0	$5,197,000	6.8:1.0
September 30, 2020	$17,702,696	$17,332,697	$17,896,976	5.7:1.0	$6,236,000	7.7:1.0
June 30, 2020	$18,121,689	$17,938,992	$18,062,737	6.3:1.0	$3,236,000	7.4:1.0
March 31, 2020	$30,142,279	$18,777,669	$33,225,403	6.5:1.0	$1,761,000	7.0:1.0
December 31, 2019	$27,619,393	$30,336,919	$30,336,919	6.1:1.0	$7,427,000	7.5:1.0
____________________
(1)Defined as total borrowings under repurchase agreements, FHLB advances, revolving credit facilities, term notes payable and convertible senior notes, plus implied debt on net TBA notional, divided by total equity.

Equity
The tables below provide details of our changes in stockholders’ equity from December 31, 2019 to December 31, 2020 as well as a reconciliation of comprehensive income and GAAP net income to non-GAAP measures.

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders' equity at December 31, 2019	$3,969.2	272.9	$14.54
Reconciliation of non-GAAP measures to GAAP net loss and Comprehensive loss:
Core Earnings, net of tax expense of $0.1 million ⁽¹⁾	286.5
Dividends on preferred stock	(75.8)
Core Earnings attributable to common stockholders, net of tax expense of $0.1 million ⁽¹⁾	210.7
Realized and unrealized gains and losses, net of tax benefit of $35.8 million	(1,916.6)
Other comprehensive loss, net of tax	(47.8)
Dividend declarations	(136.8)
Other	9.7	0.8
Repurchase of common stock	(1.1)	(0.1)
Issuance of common stock, net of offering costs	0.4	0.1
Common stockholders' equity at December 31, 2020	$2,087.7	273.7	$7.63
Total preferred stock liquidation preference	1,001.3
Total stockholders' equity at December 31, 2020	$3,089.0

Year Ended
(in millions)	December 31, 2020
Comprehensive loss attributable to common stockholders	$(1,753.7)
Adjustment for other comprehensive income attributable to common stockholders:
Unrealized gains on available-for-sale securities	47.8
Net loss attributable to common stockholders	(1,705.9)
Adjustments for non-Core Earnings:
Realized losses on investment securities	929.9
Unrealized loss on investment securities	11.5
Provision for credit losses on investment securities	58.5
Realized and unrealized losses on mortgage servicing rights	681.9
Realized loss on termination or expiration of interest rate swaps, caps and swaptions	387.7
Unrealized gain on interest rate swaps, caps and swaptions	(143.1)
Loss on other derivative instruments	3.6
Other income	(1.1)
Change in servicing reserves	2.8
Non-cash equity compensation expense	9.8
Other nonrecurring expenses	5.2
Restructuring charges	5.7
Net benefit from income taxes on non-Core Earnings	(35.8)
Core Earnings attributable to common stockholders (1)	$210.7
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

U.S. GAAP to Estimated Taxable Income
The following tables provide reconciliations of our GAAP net income (loss) to our estimated taxable income (loss) split between our REIT and TRSs for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
(dollars in millions)	TRS	REIT	Eliminations	Consolidated
GAAP net (loss) income, pre-tax	$(175.7)	$(1,508.9)	$18.8	$(1,665.8)
State taxes	(1.2)	(0.1)	—	(1.3)
Adjusted GAAP net (loss) income , pre-tax	(176.9)	(1,509.0)	18.8	(1,667.1)
Permanent differences
Intercompany RMBS sales	—	—	(18.8)	(18.8)
Other permanent differences	0.2	1.3	—	1.5
Temporary differences
Net accretion of OID and market discount	(48.7)	(148.5)	—	(197.2)
Net unrealized gains and losses on derivatives	237.7	38.9	—	276.6
Net realized gains and losses on sales of RMBS	—	(247.9)	—	(247.9)
Credit loss impairment	—	60.5	—	60.5
Other temporary differences	2.7	5.7	—	8.4
Capital loss carryforward deferral	—	1,158.5	—	1,158.5
Estimated taxable income (loss)	15.0	(640.5)	—	(625.5)
Dividend paid deduction	—	—	—	—
Estimated taxable income (loss) post-dividend deduction	$15.0	$(640.5)	$—	$(625.5)

	Year Ended December 31, 2019
(dollars in millions)	TRS	REIT	Eliminations	Consolidated
GAAP net (loss) income, pre-tax	$(75.1)	$347.1	$38.4	$310.4
State taxes	(2.1)	(0.5)	—	(2.6)
Adjusted GAAP (loss) net income, pre-tax	(77.2)	346.6	38.4	307.8
Permanent differences
Intercompany RMBS sales	—	—	(38.4)	(38.4)
Dividends from TRSs	—	50.1	—	50.1
Other permanent differences	—	(8.3)	—	(8.3)
Temporary differences
Net accretion of OID and market discount	(39.3)	45.8	—	6.5
Net unrealized gains and losses on derivatives	231.0	557.9	—	788.9
Other temporary differences	4.8	20.9	—	25.7
Capital loss carryforward (utilized) deferral	(0.1)	(490.6)	—	(490.7)
Net operating loss carryforward (utilized) deferral	(77.9)	(11.8)	—	(89.7)
Estimated taxable income	41.3	510.6	—	551.9
Dividend paid deduction	—	(510.6)	—	(510.6)
Estimated taxable income post-dividend deduction	$41.3	$—	$—	$41.3

The permanent tax differences recorded in 2020 include a difference related to the intercompany sales of RMBS and a recurring difference in compensation expense related to restricted stock dividends and vesting. The permanent tax differences recorded in 2019 include dividends paid from the Company’s TRSs to the REIT, a difference related to the intercompany sales of RMBS and a recurring difference in compensation expense related to restricted stock dividends and vesting. Temporary differences recorded in 2020 and 2019 are principally timing differences between U.S. GAAP and tax accounting related to unrealized gains and losses from derivative instruments, realized and unrealized gains and losses from MSR and accretion, amortization from Agency RMBS and non-Agency securities and changes in reserves related to servicing advances and allowance for credit losses on certain RMBS.
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
Dividends
For the year ended December 31, 2020, we declared cash dividends totaling $0.50 per share. As a REIT, we are required to distribute at least 90% of our taxable income to stockholders, subject to certain distribution requirements. For the year ended December 31, 2020, our board of directors elected to make cash distributions even though the REIT incurred a taxable loss for the year. This loss may be utilized in future tax years to reduce taxable income after consideration for the dividends paid deduction. As such, temporary differences between GAAP net income (loss) and taxable income can generate deterioration in book value on a permanent and temporary basis as taxable income is distributed that has not been earned for U.S. GAAP purposes.

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
On March 21, 2019, we completed a public offering of 18,000,000 shares of our common stock at a price of $13.76 per share. On March 22, 2019, an additional 2,700,000 shares were sold to the underwriters of the offering pursuant to an overallotment option. The net proceeds were approximately $284.5 million, after deducting offering expenses of approximately $0.3 million. To the extent that we raise additional equity capital through capital market transactions, we anticipate using cash proceeds from such transactions to purchase our target assets and for other general corporate purposes. Such general corporate purposes may include the refinancing or repayment of debt, the repurchase or redemption of common and preferred equity securities, and other capital expenditures.
As of December 31, 2020, we held $1.4 billion in cash and cash equivalents available to support our operations; $16.3 billion of AFS securities, MSR, and derivative assets held at fair value; and $16.1 billion of outstanding debt in the form of repurchase agreements, borrowings under revolving credit facilities, term notes payable and convertible senior notes. During the three months ended December 31, 2020, the debt-to-equity ratio funding our AFS securities, MSR, servicing advances and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, decreased from 5.7:1.0 to 5.2:1.0. The decrease was driven by the repositioning of financing on Agency AFS securities to TBA positions and a higher equity balance driven by our financial results for the quarter. During the year ended December 31, 2020, the debt-to-equity ratio funding our AFS securities, MSR, servicing advances and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, decreased from 6.1:1.0 to 5.2:1.0. The decrease was also driven by the repositioning of financing on Agency AFS securities to TBA positions.

As of December 31, 2020, we held approximately $7.4 million of unpledged Agency securities and derivatives and $10.4 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $13.1 million. As of December 31, 2020, we held approximately $449.4 million of unpledged MSR and $52.3 million of unpledged servicing advances. Overall, we had unused committed borrowing capacity on MSR asset and servicing advance financing facilities of $215.2 million and $191.0 million, respectively. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the year ended December 31, 2020, we did not experience any material issues accessing our funding sources, although the balance sheet capacity of some counterparties has tightened due to compliance with the Basel III regulatory capital reform rules as well as the management of perceived risk in the current market environment due to the COVID-19 pandemic. We expect ongoing sources of financing to be primarily repurchase agreements, revolving credit facilities, term notes payable, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of December 31, 2020, we had master repurchase agreements in place with 45 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and optimize counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
The following table summarizes our repurchase agreements and counterparty geographical concentration at December 31, 2020 and December 31, 2019:

	December 31, 2020			December 31, 2019
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$9,653,053	$413,862	66.2%	$16,165,067	$1,026,474	57.6%
Europe (2)	3,413,584	117,463	18.8%	7,519,258	521,804	29.3%
Asia (2)	2,077,261	93,865	15.0%	5,463,138	234,180	13.1%
Total	$15,143,898	$625,190	100.0%	$29,147,463	$1,782,458	100.0%
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

In addition to our master repurchase agreements to fund our Agency and non-Agency securities, we have one repurchase facility and two revolving credit facilities that provide short- and long-term financing for our MSR portfolio. We also have one revolving credit facility that provides long-term financing for our servicing advances. An overview of the facilities is presented in the table below:

(dollars in thousands)
December 31, 2020
Expiration Date (1)	Amount Outstanding	Unused Committed Capacity (2)	Unused Uncommitted Capacity	Total Capacity	Eligible Collateral
March 12, 2022	$214,830	$135,170	$350,000	$700,000	Mortgage servicing rights
July 16, 2021	$60,000	$80,000	$—	$140,000	Mortgage servicing rights
June 21, 2021	$—	$—	$200,000	$200,000	Mortgage servicing rights (3)
September 28, 2022	$9,000	$191,000	$—	$200,000	Mortgage servicing advances
____________________
(1)The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.
(2)Represents unused capacity amounts to which commitment fees are charged.
(3)This repurchase facility is secured by the VFN issued in connection with the MSR securitization transaction completed on June 27, 2019, which is collateralized by our MSR.

Through February 19, 2021, our wholly owned subsidiary, TH Insurance, was a member of the FHLB. As a member of the FHLB, TH Insurance had access to a variety of products and services offered by the FHLB, including secured advances. However, we did not have any outstanding secured advances or credit capacity available as of December 31, 2020.
The ability to borrow from the FHLB was subject to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB. Each advance required approval by the FHLB and was secured by collateral in accordance with the FHLB’s credit and collateral guidelines, as may be revised from time to time by the FHLB. Eligible collateral may include Agency RMBS and certain non-Agency securities with a rating of A and above.
In January 2016, the FHFA released a final rule regarding membership in the Federal Home Loan Bank system. Among other effects, the final rule excludes captive insurers from membership eligibility, including our subsidiary member, TH Insurance. Since TH Insurance was admitted as a member in 2013, it was eligible for a membership grace period that ran through February 19, 2021, during which new advances or renewals that matured beyond the grace period were prohibited; however, any existing advances that matured beyond this grace period were permitted to remain in place subject to their terms insofar as we maintained good standing with the FHLB. Any new advances or renewals occurring during this time were limited to 40% of TH Insurance’s total assets. TH Insurance’s FHLB membership expired on February 19, 2021.
We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across our lending agreements as of December 31, 2020:
•Total indebtedness to tangible net worth must be less than 8.0:1.0. As of December 31, 2020, our total indebtedness to tangible net worth, as defined, was 5.3:1.0.
•Cash liquidity must be greater than $200.0 million. As of December 31, 2020, our liquidity, as defined, was $1.4 billion.
•Net worth must be greater than $1.5 billion or 50% of the highest net worth during the 24 calendar months prior, whichever is higher. As of December 31, 2020, 50% of the highest net worth during the 24 calendar months prior was $2.6 billion and our net worth, as defined, was $3.1 billion.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.

The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, FHLB advances, revolving credit facilities, term notes payable and derivative instruments at December 31, 2020 and December 31, 2019:

(in thousands)	December 31, 2020	December 31, 2019
Available-for-sale securities, at fair value	$14,633,217	$29,802,456
Mortgage servicing rights, at fair value	1,146,710	1,554,825
Restricted cash	1,126,439	919,010
Due from counterparties	21,312	102,365
Derivative assets, at fair value	61,557	68,874
Other assets	28,540	—
Total	$17,017,775	$32,447,530

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
The following table provides the maturities of our repurchase agreements, FHLB advances, revolving credit facilities, term notes payable and convertible senior notes as of December 31, 2020 and December 31, 2019:

(in thousands)	December 31, 2020	December 31, 2019
Within 30 days	$5,370,506	$5,465,916
30 to 59 days	4,292,861	6,300,372
60 to 89 days	2,062,234	6,687,285
90 to 119 days	1,610,198	4,740,217
120 to 364 days	1,868,099	6,113,673
One to three years	510,013	584,954
Three to five years	395,609	394,502
Five to ten years	—	—
Ten years and over	—	50,000
Total	$16,109,520	$30,336,919

For the year ended December 31, 2020, our restricted and unrestricted cash balance increased approximately $1.0 billion to $2.6 billion at December 31, 2020. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the year ended December 31, 2020, operating activities increased our cash balances by approximately $0.6 billion, primarily driven by our financial results for the year.
•Cash flows from investing activities. For the year ended December 31, 2020, investing activities increased our cash balances by approximately $14.9 billion, primarily driven by proceeds from sales of and principal payments on AFS securities, offset by purchases of AFS securities and MSR.
•Cash flows from financing activities. For the year ended December 31, 2020, financing activities decreased our cash balance by approximately $14.5 billion, primarily driven by decreases in repurchase agreements as a result of sales of and principal payments on AFS securities.

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

Aggregate Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, revolving credit facilities, convertible senior notes, interest expense on borrowings and our non-cancelable office leases, net of contractual subleases:

	Due During the Year Ended December 31,
(in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Repurchase agreements	$15,143,898	$—	$—	$—	$—	$—	$15,143,898
Revolving credit facilities	60,000	223,830	—	—	—	—	283,830
Convertible senior notes	—	286,183	—	—	—	—	286,183
Interest expense on borrowings(1)	31,789	2,055	—	—	—	—	33,844
Long-term operating lease obligations	1,751	1,259	501	—	—	—	3,511
Total	$15,237,438	$513,327	$501	$—	$—	$—	$15,751,266
____________________
(1)Interest expense on borrowings calculated based on rates at December 31, 2020.

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

Recently Issued Accounting Standards
Refer to Note 2 - Basis of Presentation and Significant Accounting Policies of the notes to the consolidated financial statements included in Item 8 of this Form 10-K.

Inflation
Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors impact our performance far more than does inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. Our financial statements are prepared in accordance with U.S. GAAP and dividends are based upon net ordinary income and capital gains as calculated for tax purposes; in each case, our results of operations and reported assets, liabilities and equity are measured with reference to historical cost or fair value without considering inflation.

Other Matters
We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as, an investment company for purposes of the 1940 Act. If we failed to maintain our exempt status under the 1940 Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in Item 1, “Business - Other Business - Regulation” of this Annual Report on Form 10-K. Accordingly, we monitor our compliance with both the 55% Test and the 80% Tests of the 1940 Act in order to maintain our exempt status. As of December 31, 2020, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.
We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the year ended December 31, 2020. We also calculate that our revenue qualified for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2020. Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2020, we believe that we qualified as a REIT under the Code.

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
To manage the risks to our portfolio, we employ portfolio-wide and asset-specific risk measurement and management processes in our daily operations. Risk management tools include software and services licensed or purchased from third parties as well as proprietary and third-party analytical tools and models. There can be no guarantee that these tools and methods will protect us from market risks.
Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our assets and related financing obligations. Subject to maintaining our qualification as a REIT, we engage in a variety of interest rate risk management techniques that seek to mitigate the influence of interest rate changes on the values of our assets.
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
REIT income arising from “clearly identified” hedging transactions that are entered into to manage the risk of interest rate or price changes with respect to borrowings, including gain from the disposition of such hedging transactions, to the extent the hedging transactions hedge indebtedness incurred, or to be incurred, by the REIT to acquire or carry real estate assets, will not be treated as gross income for purposes of either the 75% or the 95% gross income tests. In general, for a hedging transaction to be “clearly identified,” (i) it must be identified as a hedging transaction before the end of the day on which it is acquired, originated, or entered into; and (ii) the items of risks being hedged must be identified “substantially contemporaneously” with entering into the hedging transaction (generally not more than 35 days after entering into the hedging transaction). We intend to structure any hedging transactions in a manner that does not jeopardize our qualification as a REIT, although this determination depends on an analysis of the facts and circumstances concerning each hedging transaction. We also implement part of our hedging strategy through our TRSs, which are subject to U.S. federal, state and, if applicable, local income tax.

We treat our TBAs as qualifying assets for purposes of the 75% asset test, to the extent set forth in an opinion from Sidley Austin LLP substantially to the effect that, for purposes of the 75% asset test, our ownership of a TBA should be treated as ownership of the underlying Agency RMBS. We also treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, to the extent set forth in an opinion from Sidley Austin LLP substantially to the effect that, for purposes of the 75% gross income test, any gain recognized by us in connection with the settlement of our TBAs should be treated as gain from the sale or disposition of the underlying Agency RMBS.
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
We may acquire adjustable-rate and hybrid Agency RMBS. These are assets in which some of the underlying mortgages are typically subject to periodic and lifetime interest rate caps and floors, which may limit the amount by which the security’s interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements are not subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation, while the coupon on our adjustable-rate and hybrid securities could effectively be limited by caps. . In addition, some adjustable-rate and hybrid securities may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. If this happens, we could receive less cash income on such assets than we would need to pay for interest costs on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.
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
The following table provides the indices of our variable rate Agency RMBS and non-Agency securities as of December 31, 2020 and December 31, 2019, respectively, based on carrying value (dollars in thousands).

	December 31, 2020				December 31, 2019
Index Type	Floating	Hybrid (1)	Total	Index %	Floating	Hybrid (1)	Total	Index %
CMT	$—	$8,597	$8,597	7%	$—	$11,884	$11,884	—%
LIBOR	92,334	1,210	93,544	77%	3,247,387	8,400	3,255,787	94%
Other (2)	10,171	9,486	19,657	16%	44,824	164,635	209,459	6%
Total	$102,505	$19,293	$121,798	100%	$3,292,211	$184,919	$3,477,130	100%
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

We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing, and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented below in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and caps and float income from custodial accounts associated with our MSR. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the December 31, 2020 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
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

The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at December 31, 2020. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day to day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$612	$569	$(1,018)	$(2,035)
% change in net interest income (1)	0.3%	0.3%	(0.5)%	(1.0)%
Change in value of financial position:
Available-for-sale securities	$107,374	$60,252	$(69,357)	$(154,368)
As a % of common equity	5.1%	2.9%	(3.3)%	(7.4)%
Mortgage servicing rights (2)	$(231,255)	$(122,729)	$131,900	$265,965
As a % of common equity (2)	(11.1)%	(5.9)%	6.3%	12.7%
Derivatives, net	$69,038	$45,750	$(57,722)	$(106,614)
As a % of common equity	3.3%	2.2%	(2.8)%	(5.1)%
Reverse repurchase agreements	$19	$9	$(9)	$(19)
As a % of common equity	—%	—%	—%	—%
Repurchase agreements	$(12,970)	$(6,485)	$6,485	$12,970
As a % of common equity	(0.6)%	(0.3)%	0.3%	0.6%
Revolving credit facilities	$(163)	$(81)	$81	$163
As a % of common equity	—%	—%	—%	—%
Term notes payable	$(2,750)	$(813)	$187	$187
As a % of common equity	(0.1)%	—%	—%	—%
Convertible senior notes	$(1,347)	$(672)	$670	$1,337
As a % of common equity	(0.1)%	—%	—%	0.1%
Total Net Assets	$(72,054)	$(24,769)	$12,235	$19,621
As a % of total assets	(0.4)%	(0.1)%	0.1%	0.1%
As a % of common equity	(3.5)%	(1.2)%	0.6%	0.9%
____________________
(1)Amounts include the effect of interest spread from our interest rate swaps and caps and float income from custodial accounts associated with our MSR, but do not reflect any potential changes to dollar roll income associated with our TBA positions, which are accounted for as derivative instruments in accordance with U.S. GAAP.
(2)Includes the effect of unsettled MSR.

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2020. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
The information set forth in the interest rate sensitivity table above and all related disclosures constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. While this table reflects the estimated impact of interest rate changes on the static portfolio, we actively manage our portfolio and continuously make adjustments to the size and composition of our asset and hedge portfolio. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.
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
Our MSR are reflected at their estimated fair value. The estimated fair value fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, we would expect prepayments to decrease, and an increase in the fair value of our MSR. Conversely, in a decreasing interest rate environment, we would expect prepayments to increase,and a decline in fair value.
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
Should the value of our assets pledged as collateral suddenly decrease, lender margin calls could increase, causing an adverse change in our liquidity position. Moreover, the portfolio construction of MSR, which generally have negative duration, combined with levered RMBS, which generally have positive duration, may in certain market scenarios lead to variation margin calls, which could negatively impact our excess cash position. Additionally, if one or more of our repurchase agreement or revolving credit facility counterparties chose not to provide ongoing funding, our ability to finance would decline or exist at possibly less advantageous terms. As such, we cannot provide assurance that we will always be able to roll over our repurchase agreements and revolving credit facilities. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in this Annual Report on 10-K for further information about our liquidity and capital resource management.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Two Harbors Investment Corp. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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

Valuation of Level 3 Fair Value Measurement
Description of the Matter
At December 31, 2020, the Company held $1.6 billion of mortgage servicing rights (MSR) which are reported at fair value. As more fully described in Note 10 to the consolidated financial statements, the Company utilizes third-party pricing vendors in the fair value measurement of its MSR portfolio. Significant unobservable market data inputs inherent in the prices determined by the third-party pricing vendors include prepayment speeds, delinquency levels, discount rates, and cost to service. Significant increases or decreases in these inputs in isolation may result in significantly lower or higher fair value measurements.
Auditing the Company’s valuation of the MSR portfolio was especially challenging because the valuation involved significant judgement due to the unobservable inputs used in the valuation of this portfolio. These subjective assumptions consider a number of factors that are affected by market, economic, and asset-specific conditions.

How We Addressed the Matter in Our Audit
Our audit procedures related to the fair value of the MSR portfolio included the following procedures, among others. We obtained an understanding of the MSR fair value measurements process, evaluated the design, and tested the operating effectiveness of internal controls. This included testing controls over management’s review of the third-party pricing vendors’ qualifications and methodologies applied. We also tested controls over management’s evaluation of pricing information obtained from third-party pricing vendors, including the consideration of applicable market data.

To test the fair value of the Company’s MSR fair value measurements, our audit procedures included, among others, testing the completeness and accuracy of data used in the fair value measurement process and involving our internal valuation specialists to independently develop a fair value estimate for the MSR portfolio using independently developed cash flow models and assumptions including consideration of market transactions. We compared our independently developed fair value estimate to the Company’s valuation.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
Minneapolis, Minnesota
February 25, 2021

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2020	December 31, 2019
ASSETS
Available-for-sale securities, at fair value (amortized cost $14,043,175; allowance for credit losses $22,528)	$14,650,922	$31,406,328
Mortgage servicing rights, at fair value	1,596,153	1,909,444
Cash and cash equivalents	1,384,764	558,136
Restricted cash	1,261,667	1,058,690
Accrued interest receivable	47,174	92,634
Due from counterparties	146,433	318,963
Derivative assets, at fair value	95,937	188,051
Reverse repurchase agreements	91,525	220,000
Other assets	241,346	169,376
Total Assets (1)	$19,515,921	$35,921,622
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$15,143,898	$29,147,463
Federal Home Loan Bank advances	—	210,000
Revolving credit facilities	283,830	300,000
Term notes payable	395,609	394,502
Convertible senior notes	286,183	284,954
Derivative liabilities, at fair value	11,058	6,740
Due to counterparties	135,838	259,447
Dividends payable	65,480	128,125
Accrued interest payable	21,666	149,626
Commitments and contingencies (see Note 16)	—	—
Other liabilities	83,433	70,299
Total Liabilities (1)	16,426,995	30,951,156
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 100,000,000 and 50,000,000 shares authorized and 40,050,000 and 40,050,000 shares issued and outstanding, respectively ($1,001,250 and $1,001,250 liquidation preference, respectively)	977,501	977,501
Common stock, par value $0.01 per share; 700,000,000 and 450,000,000 shares authorized and 273,703,882 and 272,935,731 shares issued and outstanding, respectively	2,737	2,729
Additional paid-in capital	5,163,794	5,154,764
Accumulated other comprehensive income	641,601	689,400
Cumulative earnings	1,025,756	2,655,891
Cumulative distributions to stockholders	(4,722,463)	(4,509,819)
Total Stockholders’ Equity	3,088,926	4,970,466
Total Liabilities and Stockholders’ Equity	$19,515,921	$35,921,622
____________________
(1)The consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs. At December 31, 2020 and December 31, 2019, assets of the VIEs totaled $496,810 and $395,008, and liabilities of the VIEs totaled $477,270 and $395,008, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Year Ended
	December 31,
	2020	2019	2018
Interest income:
Available-for-sale securities	$515,685	$962,283	$847,325
Other	9,365	32,407	22,707
Total interest income	525,050	994,690	870,032
Interest expense:
Repurchase agreements	233,069	654,280	469,437
Federal Home Loan Bank advances	1,747	10,920	20,417
Revolving credit facilities	12,261	19,354	10,820
Term notes payable	14,974	10,708	—
Convertible senior notes	19,197	19,067	18,997
Total interest expense	281,248	714,329	519,671
Net interest income	243,802	280,361	350,361
Other-than-temporary impairments:
Total other-than-temporary impairment losses	—	(14,312)	(470)
Other (loss) income:
(Loss) gain on investment securities	(999,859)	280,118	(341,312)
Servicing income	443,351	501,612	343,096
Loss on servicing asset	(935,697)	(697,659)	(69,033)
(Loss) gain on interest rate swap, cap and swaption agreements	(310,806)	(108,289)	16,043
Gain (loss) on other derivative instruments	90,023	259,998	(54,857)
Other income	1,422	337	3,037
Total other (loss) income	(1,711,566)	236,117	(103,026)
Expenses:
Management fees	31,738	60,102	30,272
Servicing expenses	94,266	74,607	61,136
Compensation and benefits	37,723	33,229	35,503
Other operating expenses	28,626	23,826	27,480
Acquisition transaction costs	—	—	86,703
Restructuring charges	5,706	—	8,238
Total expenses	198,059	191,764	249,332
(Loss) income before income taxes	(1,665,823)	310,402	(2,467)
(Benefit from) provision for income taxes	(35,688)	(13,560)	41,823
Net (loss) income	(1,630,135)	323,962	(44,290)
Dividends on preferred stock	75,802	75,801	65,395
Net (loss) income attributable to common stockholders	$(1,705,937)	$248,161	$(109,685)
Basic (loss) earnings per weighted average common share	$(6.24)	$0.93	$(0.53)
Diluted (loss) earnings per weighted average common share	$(6.24)	$0.93	$(0.53)
Weighted average number of shares of common stock:
Basic	273,600,947	267,826,739	206,020,502
Diluted	273,600,947	267,826,739	206,020,502
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME, continued
(in thousands, except share data)

	Year Ended
	December 31,
	2020	2019	2018
Comprehensive (loss) income:
Net (loss) income	$(1,630,135)	$323,962	$(44,290)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(47,799)	578,583	(233,914)
Other comprehensive (loss) income	(47,799)	578,583	(233,914)
Comprehensive (loss) income	(1,677,934)	902,545	(278,204)
Dividends on preferred stock	75,802	75,801	65,395
Comprehensive (loss) income attributable to common stockholders	$(1,753,736)	$826,744	$(343,599)

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2017	$702,537	$1,745	$3,672,003	$334,813	$2,386,604	$(3,526,278)	$3,571,424
Cumulative effect of adoption of new accounting principle	—	—	25	9,918	(9,943)	—	—
Adjusted balance, January 1, 2018	702,537	1,745	3,672,028	344,731	2,376,661	(3,526,278)	3,571,424
Net loss	—	—	—	—	(44,290)	—	(44,290)
Other comprehensive loss before reclassifications, net of tax	—	—	—	(488,253)	—	—	(488,253)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	254,339	—	—	254,339
Other comprehensive loss, net of tax	—	—	—	(233,914)	—	—	(233,914)
Acquisition of CYS Investments, Inc.	274,950	726	1,124,388	—	—	—	1,400,064
Issuance of preferred stock, net of offering costs	14	—	—	—	—	—	14
Issuance of common stock, net of offering costs	—	—	215	—	—	—	215
Preferred dividends declared	—	—	—	—	—	(65,395)	(65,395)
Common dividends declared	—	—	—	—	—	(386,624)	(386,624)
Non-cash equity award compensation	—	10	12,985	—	—	—	12,995
Balance, December 31, 2018	977,501	2,481	4,809,616	110,817	2,332,371	(3,978,297)	4,254,489
Cumulative effect of adoption of new accounting principle	—	—	—	—	(442)	—	(442)
Adjusted balance, January 1, 2019	977,501	2,481	4,809,616	110,817	2,331,929	(3,978,297)	4,254,047
Net income	—	—	—	—	323,962	—	323,962
Other comprehensive income before reclassifications, net of tax	—	—	—	796,346	—	—	796,346
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(217,763)	—	—	(217,763)
Other comprehensive income, net of tax	—	—	—	578,583	—	—	578,583
Issuance of common stock, net of offering costs	—	244	336,009	—	—	—	336,253
Repurchase of common stock	—	—	(19)	—	—	—	(19)
Preferred dividends declared	—	—	—	—	—	(75,801)	(75,801)
Common dividends declared	—	—	—	—	—	(455,721)	(455,721)
Non-cash equity award compensation	—	4	9,158	—	—	—	9,162
Balance, December 31, 2019	977,501	2,729	5,154,764	689,400	2,655,891	(4,509,819)	4,970,466
Net loss	—	—	—	—	(1,630,135)	—	(1,630,135)
Other comprehensive income before reclassifications, net of tax	—	—	—	482,663	—	—	482,663
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(530,462)	—	—	(530,462)
Other comprehensive loss, net of tax	—	—	—	(47,799)	—	—	(47,799)
Issuance of common stock, net of offering costs	—	—	372	—	—	—	372
Repurchase of common stock	—	(1)	(1,063)	—	—	—	(1,064)
Preferred dividends declared	—	—	—	—	—	(75,802)	(75,802)
Common dividends declared	—	—	—	—	—	(136,842)	(136,842)
Non-cash equity award compensation	—	9	9,721	—	—	—	9,730
Balance, December 31, 2020	$977,501	$2,737	$5,163,794	$641,601	$1,025,756	$(4,722,463)	$3,088,926

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
	2020	2019	2018
Cash Flows From Operating Activities:
Net (loss) income	$(1,630,135)	$323,962	$(44,290)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of premiums and discounts on investment securities, net	238,840	167,097	93,830
Amortization of deferred debt issuance costs on term notes payable and convertible senior notes	2,336	1,680	1,029
Other-than-temporary impairment losses	—	14,312	470
Provision for credit losses on investment securities	58,440	—	—
Realized and unrealized losses (gains) on investment securities	941,419	(280,118)	344,468
Loss on servicing asset	935,697	697,659	69,033
Realized and unrealized losses on interest rate swaps, caps and swaptions	244,631	178,803	33,174
Unrealized (gain) loss on other derivative instruments	(25,530)	(34,745)	23,489
Equity based compensation	9,730	9,162	12,995
Excess consideration in the acquisition of CYS Investments, Inc.	—	—	77,602
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	45,460	(6,045)	12,366
(Increase) decrease in deferred income taxes, net	(40,267)	(24,912)	41,988
(Decrease) increase in accrued interest payable	(127,960)	(10,379)	44,820
Change in other operating assets and liabilities, net	(21,058)	20,161	(8,104)
Net cash provided by operating activities	631,603	1,056,637	702,870
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(7,120,871)	(24,656,050)	(12,621,282)
Proceeds from sales of available-for-sale securities	18,349,338	15,879,823	15,202,406
Principal payments on available-for-sale securities	4,239,445	3,599,834	2,434,071
Purchases of trading securities	(1,052,500)	—	—
Proceeds from sales of trading securities	1,053,477	—	—
Purchases of mortgage servicing rights, net of purchase price adjustments	(620,394)	(611,765)	(976,393)
(Payments for) proceeds from sales of mortgage servicing rights	(2,012)	(1,898)	637
(Purchases) short sales of derivative instruments, net	(29,286)	(76,752)	(83,887)
(Payments for termination and settlement) proceeds from sales and settlement of derivative instruments, net	(93,383)	(749,226)	354,822
Payments for reverse repurchase agreements	(2,208,977)	(2,056,825)	(4,085,482)
Proceeds from reverse repurchase agreements	2,337,452	2,598,640	4,085,127
Net cash paid for the acquisition of CYS Investments, Inc.	—	—	(13,552)
Increase (decrease) in due to counterparties, net	48,921	(35,100)	449,274
Change in other investing assets and liabilities, net	2,508	31,575	44,257
Net cash provided by (used in) investing activities	$14,903,718	$(6,077,744)	$4,789,998

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS , continued
(in thousands)

	Year Ended
	December 31,
	2020	2019	2018
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$83,480,699	$236,071,952	$151,887,922
Principal payments on repurchase agreements	(97,484,264)	(230,057,965)	(156,949,180)
Proceeds from Federal Home Loan Bank advances	585,000	160,000	—
Principal payments on Federal Home Loan Bank advances	(795,000)	(815,024)	(350,000)
Proceeds from revolving credit facilities	152,000	450,000	397,400
Principal payments on revolving credit facilities	(168,170)	(460,000)	(107,400)
Proceeds from issuance of term notes payable	—	393,920	—
Proceeds from issuance of preferred stock, net of offering costs	—	—	(36)
Proceeds from issuance of common stock, net of offering costs	372	336,253	215
Repurchase of common stock	(1,064)	(19)	—
Dividends paid on preferred stock	(75,802)	(75,801)	(58,394)
Dividends paid on common stock	(199,487)	(463,147)	(270,626)
Net cash (used in) provided by financing activities	(14,505,716)	5,540,169	(5,450,099)
Net increase in cash, cash equivalents and restricted cash	1,029,605	519,062	42,769
Cash, cash equivalents and restricted cash at beginning of period	1,616,826	1,097,764	1,054,995
Cash, cash equivalents and restricted cash at end of period	$2,646,431	$1,616,826	$1,097,764
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$404,261	$720,213	$419,878
Cash paid for taxes, net	$9,574	$28,202	$397
Noncash Activities:
Acquisition of the assets and liabilities of CYS Investments, Inc.
Available-for-sale securities	$—	$—	$10,034,557
Cash and cash equivalents	$—	$—	$386
Restricted cash	$—	$—	$1,062
Accrued interest receivable	$—	$—	$30,646
Reverse repurchase agreements	$—	$—	$761,460
Other assets	$—	$—	$11,977
Repurchase agreements	$—	$—	$(8,743,527)
Derivative liabilities, net	$—	$—	$(451,026)
Due to counterparties, net	$—	$—	$(279,715)
Accrued interest payable	$—	$—	$(27,487)
Other liabilities	$—	$—	$(821)
Issuance of preferred stock in connection with the acquisition of CYS Investments, Inc.	$—	$—	$275,000
Issuance of common stock in connection with the acquisition of CYS Investments, Inc.	$—	$—	$1,125,114
Cumulative-effect adjustment to equity for adoption of new accounting principle	$—	$442	$9,918
Dividends declared but not paid at end of period	$65,480	$128,125	$135,551

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
In the first quarter of 2020, the Company experienced unprecedented market conditions as a result of the global COVID-19 pandemic, including unusually significant spread widening in both Agency RMBS and non-Agency securities. In response, the Company focused its efforts on raising excess liquidity and de-risking its portfolio. On March 25, 2020, the Company sold substantially all of its non-Agency securities in order to eliminate the risks posed by continued margin calls and ongoing funding concerns associated with the significant spread widening on these assets. During the first quarter, the Company also sold approximately one-third of its Agency RMBS in order to reduce risk and raise cash to establish a strong defensive liquidity position to weather potential ongoing economic and market instability. Since then, the Company has focused on the composition of its Agency RMBS and MSR portfolio, deploying risk as the market entered a period of stabilization and asset price recovery. Going forward, management expects the Company’s capital to be fully allocated to its strategy of pairing Agency RMBS and MSR.
Through August 14, 2020, the Company was externally managed and advised by PRCM Advisers LLC, a subsidiary of Pine River Capital Management L.P., under the terms of a Management Agreement between the Company and PRCM Advisers. The Company terminated the Management Agreement effective August 14, 2020 for “cause” in accordance with Section 15(a) thereof. On August 15, 2020, the Company completed its transition to self-management and directly hired the senior management team and other personnel who had historically provided services to the Company.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Significant Accounting Policies
Variable Interest Entities
During the year ended December 31, 2019, the Company formed a trust entity, or the MSR Issuer Trust, for the purpose of financing MSR through securitization. On June 27, 2019, the Company, through the MSR Issuer Trust, completed an MSR securitization transaction pursuant to which, through two of the Company’s wholly owned subsidiaries, MSR is pledged to the MSR Issuer Trust and in return, the MSR Issuer Trust issued (a) an aggregate principal amount of $400.0 million in term notes to qualified institutional buyers and (b) a variable funding note, or VFN, with a maximum principal balance of $1.0 billion to one of the subsidiaries, in each case secured on a pari passu basis. The term notes bear interest at a rate equal to one-month LIBOR plus 2.80% per annum. The term notes will mature on June 25, 2024 or, if extended pursuant to the terms of the related indenture supplement, June 25, 2026 (unless earlier redeemed in accordance with their terms).
During the year ended December 31, 2020, the Company formed a trust entity, or the Servicing Advance Receivables Issuer Trust, for the purpose of financing servicing advances through a revolving credit facility, pursuant to which the Servicing Advance Receivables Issuer Trust issued a VFN backed by servicing advances pledged to the financing counterparty.
Both the MSR Issuer Trust and the Servicing Advance Receivables Issuer Trust are considered VIEs for financial reporting purposes and, thus, were reviewed for consolidation under the applicable consolidation guidance. As the Company has both the power to direct the activities of the trusts that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trusts.
Available-for-Sale Securities, at Fair Value
The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other residential mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued by the Federal National Mortgage Association, or Fannie Mae, the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Government National Mortgage Association, or Ginnie Mae, or collectively, the government sponsored entities, or GSEs (collectively “Agency RMBS”). The Company also holds securities that are not issued by the GSEs, or non-Agency securities, and, from time to time, U.S. Treasuries.
The Company classifies its Agency RMBS and non-Agency securities, excluding inverse interest-only Agency securities which are classified as derivatives for purposes of U.S. GAAP, as available-for-sale, or AFS, investments. Although the Company generally intends to hold most of its investment securities until maturity, it may, from time to time, sell any of its investment securities as part of its overall management of its portfolio. Accordingly, the Company classifies all of its securities as AFS, including its interest-only strips, which represent the Company’s right to receive a specified portion of the contractual interest flows of specific Agency or non-Agency securities. All assets classified as AFS, excluding certain Agency interest-only mortgage-backed securities, are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income, on an after-tax basis.
On July 1, 2015, the Company elected the fair value option for Agency interest-only securities acquired on or after such date. All Agency interest-only securities acquired on or after July 1, 2015 are carried at estimated fair value with changes in fair value recorded as a component of (loss) gain on investment securities in the consolidated statements of comprehensive (loss) income.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Interest income on securities is accrued based on the outstanding principal balance and their contractual terms. Premiums and discounts associated with Agency RMBS and non-Agency securities rated AA and higher at the time of purchase, are amortized and accreted, respectively, as an adjustment to interest income over the life of such securities using the contractual method under ASC 310-20, Nonrefundable Fees and Other Costs, which is applied at the individual security level based upon each security’s effective interest rate. The Company calculates each security’s effective interest rate at the time of purchase by solving for the discount rate that equates the present value of that security's remaining contractual cash flows, assuming no principal prepayments, to its purchase price. When applying the contractual effective interest method, as principal prepayments occur, an amount of the unamortized premium or discount is recognized in interest income such that the contractual effective interest rate on the remaining security balance is unaffected.
Interest income on non-Agency securities that were purchased at a discount to par value and were rated below AA at the time of purchase and Agency and non-Agency interest-only securities that can be contractually prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment is recognized based on the security’s effective interest rate using the prospective method under ASC 325-40, Investments - Other: Beneficial Interests in Securitized Financial Assets. At the time of acquisition, the security’s effective interest rate is calculated by solving for the single discount rate that equates the present value of the Company’s best estimate of the amount and timing of the cash flows expected to be collected from the security to its purchase price. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the effective interest rate and interest income recognized on such securities.
Actual maturities of the AFS securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore actual maturities of AFS securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years.
Following the adoption of Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020 (refer to “Recently Issued and/or Adopted Accounting Standards” below for additional information about the standard and the Company’s adoption), the Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on both Agency and non-Agency AFS securities that are not accounted for under the fair value option. The estimated allowance for credit losses is equal to the difference between the prepayment adjusted contractual cash flows with no credit losses and the prepayment adjusted expected cash flows with credit losses, discounted at the effective interest rate on the AFS security that was in effect upon adoption of the standard. The contractual cash flows and expected cash flows are based on management’s best estimate and take into consideration current prepayment assumptions, lifetime expected losses based on past loss experience, current market conditions, and reasonable and supportable forecasts of future conditions. The allowance for credit losses on Agency AFS securities relates to prepayment assumption changes on interest-only Agency RMBS. The allowance for credit losses causes an increase in the AFS security amortized cost and recognizes an allowance for credit losses in the same amount, with the provision for credit losses recognized in earnings (within (loss) gain on investment securities) and the balance of the unrealized loss recognized in either other comprehensive (loss) income, net of tax, or (loss) gain on investment securities, depending on the accounting treatment.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
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
At the inception of a derivative contract, the Company determines whether the instrument will be part of a qualifying hedge accounting relationship or whether the Company will account for the contract as a trading instrument. Due to the volatility of the credit markets and difficulty in effectively matching pricing or cash flows, the Company has elected to treat all current derivative contracts as trading instruments. Changes in fair value as well as the accrual and settlement of interest associated with derivatives accounted for as trading instruments are reported in the consolidated statements of comprehensive (loss) income as (loss) gain on interest rate swap, cap and swaption agreements or gain (loss) on other derivative instruments depending on the type of derivative instrument.
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
Repurchase Agreements
The Company may finance certain of its investment securities and MSR through the use of repurchase agreements. These repurchase agreements are generally short-term debt, which expire within one year. At times, certain of the Company’s repurchase agreements may have contractual terms of greater than one year, and, thus, would be considered long-term debt. Borrowings under repurchase agreements generally bear interest rates of a specified margin over one-month LIBOR and are generally uncommitted. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements.
Federal Home Loan Bank of Des Moines Advances and Stock Holdings
Through February 19, 2021, the Company’s wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, was a member of the Federal Home Loan Bank of Des Moines, or the FHLB. As a member of the FHLB, TH Insurance had access to a variety of products and services offered by the FHLB, including secured advances.
Individual advances from the FHLB have short-term or long-term maturities. Advances with less than five-year terms generally bear interest rates of a spread over one- or three-month LIBOR and advances with 20-year terms generally bear interest rates of or one- or three-month MOVR, or the FHLB member option variable-rate. FHLB advances are treated as secured financing transactions and are carried at their contractual amounts.
As a condition to membership in the FHLB, the Company was required to purchase and hold a certain amount of FHLB stock, which was based, in part, upon the outstanding principal balance of advances from the FHLB. FHLB stock is considered a nonmarketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLB. Accordingly, when evaluating FHLB stock for impairment, the Company considered the ultimate recoverability of the par value rather than recognizing temporary declines in value. At its discretion, the FHLB may declare dividends on its stock.
Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company enters into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. Borrowings under these revolving credit facilities that expire within one year are considered short-term debt. As of December 31, 2020, the Company’s revolving credit facilities that had contractual terms of greater than one year were considered long-term debt. The Company’s revolving credit facilities generally bear interest rates of a specified margin over one-month LIBOR. Borrowings under revolving credit facilities are treated as collateralized financing transactions and are carried at contractual amounts, as specified in the respective agreements.
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
Deferred tax assets generally represent items that may be used as a tax deduction in a tax return in future years for which the Company has already recognized the tax benefit for U.S. GAAP purposes. Deferred tax liabilities generally represent tax expense for which payment has been deferred or expense has already been taken as a deduction on the Company’s tax return but has not yet been recognized as an expense for U.S. GAAP purposes. The Company’s deferred tax assets and/or liabilities are generated solely by differences in GAAP net (loss) income and taxable income (loss) at our taxable subsidiaries. U.S. GAAP and tax differences in the REIT may create additional deferred tax assets and/or liabilities to the extent the Company does not distribute all of its taxable income.
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
Tax effects of the Tax Cuts and Jobs Act of 2017, or TCJA, which was signed into law on December 22, 2017 significantly revised the U.S. corporate income tax by, among other things, lowering the federal income tax rate applicable to corporations from 35% to 21% and repealing the corporate alternative minimum tax. In addition, the deduction of net interest expense is limited for all businesses; provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives. This limitation could adversely affect our TRSs.
Expenses
Expenses on the consolidated statements of comprehensive (loss) income typically consist of management fees, servicing expenses generally related to the subservicing of MSR, compensation and benefits and other operating expenses. Prior to the termination of the Management Agreement on August 14, 2020, management fees were payable to PRCM Advisers under the agreement. The management fee was calculated based on the Company’s stockholders’ equity with certain adjustments outlined in the management agreement (see Note 22 - Related Party Transactions for further detail). Also prior to the termination of the Management Agreement, included in compensation and benefits and other operating expenses were direct and allocated costs incurred by PRCM Advisers on the Company’s behalf and reimbursed by the Company. Included in these reimbursed costs was (i) the Company’s allocable share of the compensation paid by PRCM Advisers to its personnel serving as the Company’s principal financial officer and general counsel and personnel employed by PRCM Advisers as in-house legal, tax, accounting, consulting, auditing, administrative, information technology, valuation, computer programming and development and back-office resources to the Company, (ii) any amounts for personnel of PRCM Advisers’ affiliates arising under a shared facilities and services agreement, and (iii) certain costs allocated to the Company by PRCM Advisers for data services and technology. Subsequent to the transition to self-management, the Company no longer pays a management fee to, or reimburses the expenses of, PRCM Advisers. Expenses for which the Company previously reimbursed PRCM Advisers are now borne directly by the Company. The Company is also now responsible for the cash compensation and employee benefits of the Company’s Chief Executive Officer, Chief Investment Officer and investment professionals, which were previously the responsibility of PRCM Advisers. Prior to the termination of the Management Agreement, the Company was only responsible for the equity compensation paid to such individuals.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
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
The cost of equity-based compensation awarded to employees providing significant services to the Company is measured on and fixed at the grant date, based on the price of the Company’s stock as of period end and amortized over the vesting term. Amortization of restricted stock (non-cash equity compensation expense) is included within compensation and benefits on the consolidated statements of comprehensive (loss) income.
Prior to the early adoption of ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, on July 1, 2018 (applied by recording a cumulative-effect adjustment to cumulative earnings as of January 1, 2018, which did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures), the cost of equity-based compensation awarded to employees providing significant services to the Company was measured at fair value at each reporting date based on the price of the Company’s stock as of period end and amortized over the vesting term.
Recently Issued and/or Adopted Accounting Standards
Measurement of Credit Losses on Financial Instruments
On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changed the impairment model for most financial assets and certain other instruments. Allowances for credit losses on AFS debt securities are recognized, rather than direct reductions in the amortized cost of the investments, regardless of whether the impairment is considered to be other-than-temporary. The new model also requires the estimation of lifetime expected credit losses and corresponding recognition of allowance for losses on trade and other receivables, held-to-maturity debt securities, loans, and other instruments held at amortized cost. The ASU requires certain recurring disclosures.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The adoption of this ASU impacts the Company’s accounting for the purchase of certain beneficial interests with purchased credit deterioration or when there is a “significant” difference between contractual cash flows and expected cash flows. For these securities, the Company records an allowance for credit losses with an increase in amortized cost above the purchase price of the same amount. Subsequent adverse or favorable changes in expected cash flows are recognized immediately in earnings as a provision for or reduction in credit losses, respectively. Adverse changes are reflected as an increase to the allowance for credit losses and favorable changes are reflected as a decrease to the allowance for credit losses. The allowance for credit losses is limited to the difference between the beneficial interest’s fair value and its amortized cost, and any remaining adverse changes in these circumstances are reflected as a prospective adjustment to accretable yield. If the allowance for credit losses has been reduced to zero, the remaining favorable changes are reflected as a prospective adjustment to accretable yield. The Company does not adjust the effective interest rate in subsequent periods for prepayment assumption changes or variable-rate changes. Any changes in the allowance for credit losses due to the time-value-of-money are accounted for in the consolidated statements of comprehensive (loss) income as provision for credit losses rather than a reduction to interest income.
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
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU No. 2020-04, which provides temporary optional expedients and exceptions on accounting for contract modifications and hedging relationships in anticipation of the replacement of LIBOR with another reference rate. The guidance also provides a one-time election to sell held-to-maturity debt securities or to transfer such securities to the available-for-sale or trading category. The ASU was effective effective immediately for all entities and expires after December 31, 2022. The Company has determined this ASU will not have an impact on the Company’s financial condition, results of operations or financial statement disclosures.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Note 3. Variable Interest Entities
The trusts that were formed for the purpose of financing MSR through securitization and servicing advances through revolving credit facilities (see discussion in Note 2 - Basis of Presentation and Significant Accounting Policies) are considered VIEs for financial reporting purposes and, thus, were reviewed for consolidation under the applicable consolidation guidance. As the Company has both the power to direct the activities of the trusts that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trusts. Additionally, in accordance with arrangements entered into in connection with the securitization transaction and the servicing advance revolving credit facility, the Company has direct financial obligations payable to both the MSR Issuer Trust and the Servicing Advance Receivables Issuer Trust, which, in turn, support the MSR Issuer Trust’s obligations to noteholders under the securitization transaction and the Servicing Advance Receivables Issuer Trust’s obligations to the financing counterparty.
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the consolidated balance sheets as of December 31, 2020 and December 31, 2019:

(in thousands)	December 31, 2020	December 31, 2019
Note receivable (1)	$395,609	$394,502
Cash and cash equivalents	—	200
Restricted cash	72,530	—
Accrued interest receivable (1)	131	306
Other assets	28,540	—
Total Assets	$496,810	$395,008
Term notes payable	$395,609	$394,502
Revolving credit facilities	9,000	—
Accrued interest payable	156	306
Other liabilities	72,505	200
Total Liabilities	$477,270	$395,008
____________________
(1)Receivables due from a wholly owned subsidiary of the Company to the trusts are eliminated in consolidation in accordance with U.S. GAAP.

Note 4. Available-for-Sale Securities, at Fair Value
The Company holds both Agency and non-Agency AFS investment securities which are carried at fair value on the consolidated balance sheets. In the first quarter of 2020, the Company experienced unprecedented market conditions as a result of the global COVID-19 pandemic, including unusually significant spread widening in both Agency RMBS and non-Agency securities. In response, the Company focused its efforts on raising excess liquidity and de-risking its portfolio. On March 25, 2020, the Company sold substantially all of its non-Agency securities in order to eliminate the risks posed by continued margin calls and ongoing funding concerns associated with the significant spread widening on these assets. During the first quarter, the Company also sold approximately one-third of its Agency RMBS in order to reduce risk and raise cash to establish a strong defensive liquidity position to weather potential ongoing economic and market instability. Since then, the Company has focused on the composition of its Agency RMBS portfolio, deploying risk as the market entered a period of stabilization and asset price recovery.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following table presents the Company’s AFS investment securities by collateral type as of December 31, 2020 and December 31, 2019:

(in thousands)	December 31, 2020	December 31, 2019
Agency
Federal National Mortgage Association	$11,486,658	$21,252,575
Federal Home Loan Mortgage Corporation	2,837,103	6,070,500
Government National Mortgage Association	314,130	454,980
Non-Agency	13,031	3,628,273
Total available-for-sale securities	$14,650,922	$31,406,328

At December 31, 2020 and December 31, 2019, the Company pledged AFS securities with a carrying value of $14.6 billion and $29.8 billion, respectively, as collateral for repurchase agreements and/or advances from the FHLB. See Note 11 - Repurchase Agreements and Note 12 - Federal Home Loan Bank of Des Moines Advances.
At December 31, 2020 and December 31, 2019, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.
The Company is not required to consolidate variable interest entities, or VIEs, for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include all non-Agency securities, which are classified within available-for-sale securities, at fair value on the consolidated balance sheets. As of December 31, 2020 and December 31, 2019, the carrying value, which also represents the maximum exposure to loss, of all non-Agency securities in unconsolidated VIEs was $13.0 million and $3.6 billion, respectively.
The following tables present the amortized cost and carrying value of AFS securities by collateral type as of December 31, 2020 and December 31, 2019:

	December 31, 2020
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$13,103,355	$605,253	$(14)	$13,708,594	$—	$629,079	$(420)	$14,337,253
Interest-only	3,649,556	315,876	—	315,876	(17,889)	15,680	(13,029)	300,638
Total Agency	16,752,911	921,129	(14)	14,024,470	(17,889)	644,759	(13,449)	14,637,891
Non-Agency:
Principal and interest	2,333	7	(36)	2,304	—	109	—	2,413
Interest-only	2,093,032	16,401	—	16,401	(4,639)	—	(1,144)	10,618
Total Non-Agency	2,095,365	16,408	(36)	18,705	(4,639)	109	(1,144)	13,031
Total	$18,848,276	$937,537	$(50)	$14,043,175	$(22,528)	$644,868	$(14,593)	$14,650,922

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	December 31, 2019
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Credit Reserve Purchase Discount	Amortized Cost	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$26,239,544	$986,343	$(19)	$—	$27,225,868	$424,818	$(8,815)	$27,641,871
Interest-only	2,601,693	169,811	—	—	169,811	13,724	(47,351)	136,184
Total Agency	28,841,237	1,156,154	(19)	—	27,395,679	438,542	(56,166)	27,778,055
Non-Agency:
Principal and interest	5,498,654	8,980	(560,140)	(1,711,951)	3,235,543	341,583	(23,263)	3,553,863
Interest-only	4,356,603	79,935	—	—	79,935	3,039	(8,564)	74,410
Total Non-Agency	9,855,257	88,915	(560,140)	(1,711,951)	3,315,478	344,622	(31,827)	3,628,273
Total	$38,696,494	$1,245,069	$(560,159)	$(1,711,951)	$30,711,157	$783,164	$(87,993)	$31,406,328

The following tables present the carrying value of the Company’s AFS securities by rate type as of December 31, 2020 and December 31, 2019:

	December 31, 2020			December 31, 2019
(in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Adjustable Rate	$10,794	$11,800	$22,594	$14,584	$3,344,287	$3,358,871
Fixed Rate	14,627,097	1,231	14,628,328	27,763,471	283,986	28,047,457
Total	$14,637,891	$13,031	$14,650,922	$27,778,055	$3,628,273	$31,406,328

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of December 31, 2020:

	December 31, 2020
(in thousands)	Agency	Non-Agency	Total
< 1 year	$1,615	$2,772	$4,387
≥ 1 and < 3 years	162,983	10,259	173,242
≥ 3 and < 5 years	12,858,812	—	12,858,812
≥ 5 and < 10 years	1,613,723	—	1,613,723
≥ 10 years	758	—	758
Total	$14,637,891	$13,031	$14,650,922

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Measurement of Allowances for Credit Losses on AFS Securities (Subsequent to the Adoption of Topic 326)
Following the adoption of Topic 326 on January 1, 2020, the Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on both Agency and non-Agency AFS securities that are not accounted for under the fair value option. The estimated allowance for credit losses is equal to the difference between the prepayment adjusted contractual cash flows with no credit losses and the prepayment adjusted expected cash flows with credit losses, discounted at the effective interest rate on the AFS security that was in effect upon adoption of the standard. The contractual cash flows and expected cash flows are based on management’s best estimate and take into consideration current prepayment assumptions, lifetime expected losses based on past loss experience, current market conditions, and reasonable and supportable forecasts of future conditions. The allowance for credit losses on Agency AFS securities relates to prepayment assumption changes on interest-only Agency RMBS. The allowance for credit losses causes an increase in the AFS security amortized cost and recognizes an allowance for credit losses in the same amount, with the provision for credit losses recognized in earnings (within (loss) gain on investment securities) and the balance of the unrealized loss recognized in either other comprehensive (loss) income, net of tax, or (loss) gain on investment securities, depending on the accounting treatment.
The following table presents the changes for the year ended December 31, 2020 in the allowance for credit losses on Agency and non-Agency AFS securities:

	Year Ended
	December 31, 2020
(in thousands)	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$—	$(244,876)	$(244,876)
Additions:
On securities for which credit losses were not previously recorded	(32,931)	(11,428)	(44,359)
Arising from purchases of securities accounted for as purchased credit deteriorated	—	—	—
Reductions:
For securities sold	—	246,792	246,792
Due to the intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost	—	—	—
Decrease (increase) on securities with previously recorded credit losses	385	(14,466)	(14,081)
Write-offs	14,657	21,874	36,531
Recoveries of amounts previously written off	—	(2,535)	(2,535)
Allowance for credit losses at end of period	$(17,889)	$(4,639)	$(22,528)

The following table presents the components comprising the carrying value of AFS securities for which an allowance for credit losses has not been recorded by length of time that the securities had an unrealized loss position as of December 31, 2020 (subsequent to the adoption of Topic 326). At December 31, 2020, the Company held 823 AFS securities; of the securities for which an allowance for credit losses has not been recorded, 13 were in an unrealized loss position for less than twelve consecutive months and 13 were in an unrealized loss position for more than twelve consecutive months.

	December 31, 2020
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$367,660	$(1,705)	$24,006	$(4,454)	$391,666	$(6,159)
Non-Agency	—	—	—	—	—	—
Total	$367,660	$(1,705)	$24,006	$(4,454)	$391,666	$(6,159)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Evaluating AFS Securities for Other-Than-Temporary Impairments (Prior to the Adoption of Topic 326)
In evaluating AFS securities for OTTI prior to the adoption of Topic 326, the Company determined whether there had been a significant adverse quarterly change in the cash flow expectations for a security. The Company compared the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considered whether there had been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security was greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment had occurred. If the Company did not intend to sell and would not be more likely than not required to sell the security, the credit loss was recognized in earnings and the balance of the unrealized loss was recognized in either other comprehensive (loss) income, net of tax, or (loss) gain on investment securities, depending on the accounting treatment. If the Company intended to sell the security or would be more likely than not required to sell the security, the full unrealized loss was recognized in earnings.
During the years ended December 31, 2019 and 2018, the Company recorded $14.3 million and $0.5 million in OTTI on a total of eighteen and three non-Agency securities, respectively, where the future expected cash flows for each security were less than its amortized cost. At December 31, 2019, the Company did not intend to sell the securities and determined that it was not more likely than not that the Company would be required to sell the securities; therefore, only the projected credit loss was recognized in earnings. As of December 31, 2020, the Company no longer held any of the securities for which OTTI had been recognized prior to January 1, 2020.
The following table presents the changes in cumulative credit losses related to OTTI for the years ended December 31, 2020, 2019 and 2018:

	Year Ended
	December 31,
(in thousands)	2020	2019	2018
Cumulative other-than-temporary credit losses at beginning of period	$(17,021)	$(6,865)	$(6,395)
Additions:
Other-than-temporary impairments not previously recognized	—	(11,724)	(264)
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	—	(2,588)	(206)
Reductions:
Decreases related to other-than-temporary impairments on securities paid down	—	1,703	—
Decreases related to other-than-temporary impairments on securities sold	17,021	2,453	—
Cumulative other-than-temporary credit losses at end of period	$—	$(17,021)	$(6,865)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following table presents the changes for the year ended December 31, 2019 in the net unamortized discount/premium and designated credit reserve on non-Agency AFS securities:

	Year Ended
	December 31, 2019
(in thousands)	Designated Credit Reserve	Net Unamortized Discount/Premium	Total
Beginning balance at January 1	$(1,322,762)	$(603,591)	$(1,926,353)
Acquisitions	(568,146)	2,472	(565,674)
Accretion of net discount	—	43,674	43,674
Realized credit losses	23,517	—	23,517
Reclassification adjustment for other-than-temporary impairments	(10,155)	—	(10,155)
Transfers from (to)	140,703	(140,703)	—
Sales, calls, other	24,892	226,923	251,815
Ending balance at December 31	$(1,711,951)	$(471,225)	$(2,183,176)

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

Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within (loss) gain on investment securities in the Company’s consolidated statements of comprehensive (loss) income. The following table presents details around sales of AFS securities during the years ended December 31, 2020, 2019 and 2018:

	Year Ended
	December 31,
(in thousands)	2020	2019	2018
Proceeds from sales of available-for-sale securities	$18,349,338	$15,879,823	$15,202,406
Amortized cost of available-for-sale securities sold	(19,273,667)	(15,595,809)	(15,551,968)
Total realized (losses) gains on sales, net	$(924,329)	$284,014	$(349,562)

Gross realized gains	$337,360	$408,861	$70,076
Gross realized losses	(1,261,689)	(124,847)	(419,638)
Total realized (losses) gains on sales, net	$(924,329)	$284,014	$(349,562)

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
The following table summarizes activity related to MSR for the years ended December 31, 2020, 2019 and 2018.

	Year Ended
	December 31,
(in thousands)	2020	2019	2018
Balance at beginning of period	$1,909,444	$1,993,440	$1,086,717
Purchases of mortgage servicing rights	623,284	627,815	988,283
Sales of mortgage servicing rights	1,976	2,306	—
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model (1)	(396,900)	(390,149)	80,209
Other changes in fair value (2)	(538,761)	(307,918)	(149,879)
Other changes (3)	(2,890)	(16,050)	(11,890)
Balance at end of period (4)	$1,596,153	$1,909,444	$1,993,440
____________________
(1)Includes the impact of acquiring MSR at a cost different from fair value.
(2)Primarily represents changes due to the realization of expected cash flows.
(3)Includes purchase price adjustments, contractual prepayment protection, and changes due to the Company’s purchase of the underlying collateral.
(4)Based on the principal balance of the loans underlying the MSR reported by servicers on a month lag, adjusted for current month purchases.

At December 31, 2020 and December 31, 2019, the Company pledged MSR with a carrying value of $1.1 billion and $1.6 billion, respectively, as collateral for repurchase agreements, revolving credit facilities and term notes payable. See Note 11 - Repurchase Agreements, Note 13 - Revolving Credit Facilities and Note 14 - Term Notes Payable.
As of December 31, 2020 and December 31, 2019, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands, except per loan data)	December 31, 2020	December 31, 2019
Weighted average prepayment speed:	19.4%	14.8%
Impact on fair value of 10% adverse change	$(121,973)	$(88,459)
Impact on fair value of 20% adverse change	$(229,676)	$(188,209)
Weighted average delinquency:	2.2%	0.9%
Impact on fair value of 10% adverse change	$(2,038)	$(7,470)
Impact on fair value of 20% adverse change	$(4,161)	$(15,020)
Weighted average discount rate:	4.8%	7.2%
Impact on fair value of 10% adverse change	$(25,262)	$(49,274)
Impact on fair value of 20% adverse change	$(49,401)	$(95,963)
Weighted average per loan annual cost to service:	$68.27	$66.62
Impact on fair value of 10% adverse change	$(21,708)	$(23,932)
Impact on fair value of 20% adverse change	$(43,527)	$(48,054)

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
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s consolidated statements of comprehensive (loss) income for the years ended December 31, 2020, 2019 and 2018:

	Year Ended
	December 31,
(in thousands)	2020	2019	2018
Servicing fee income	$416,936	$436,587	$312,100
Ancillary and other fee income	1,945	1,801	1,280
Float income	24,470	63,224	29,716
Total	$443,351	$501,612	$343,096

Mortgage Servicing Advances
As the servicer of record for the MSR assets, the Company may be required to advance principal and interest payments to security holders, and intermittent tax and insurance payments to local authorities and insurance companies on mortgage loans that are in forbearance, delinquency or default. The Company is responsible for funding these advances, potentially for an extended period of time, before receiving reimbursement from Fannie Mae and Freddie Mac. Servicing advances are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances totaled $80.9 million and $45.6 million and were included in other assets on the consolidated balance sheets as of December 31, 2020 and December 31, 2019, respectively. At December 31, 2020, mortgage loans in 60+ day delinquent status (whether or not subject to forbearance) accounted for approximately 3.2% of the aggregate principal balance of loans for which the Company had servicing advance funding obligations.
During the year ended December 31, 2020, the Company entered into a new revolving credit facility to finance its servicing advance obligations. At December 31, 2020, the Company had pledged servicing advances with a carrying value of $28.5 million as collateral for this revolving credit facility. See Note 13 - Revolving Credit Facilities.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of residential mortgage loans underlying its MSR assets, off-balance sheet residential mortgage loans owned by other entities for which the Company acts as servicing administrator, and other assets. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	781,905	$177,861,483	793,470	$175,882,142
Residential mortgage loans	1,674	1,067,500	3,157	2,033,951
Other assets	—	—	71	12,511
Total serviced mortgage assets	783,579	$178,928,983	796,698	$177,928,604

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
The following table presents the Company’s restricted cash balances as of December 31, 2020 and December 31, 2019:

(in thousands)	December 31, 2020	December 31, 2019
Restricted cash balances held by trading counterparties:
For securities trading activity	$44,800	$45,050
For derivatives trading activity	70,600	94,570
For servicing activities	19,768	—
As restricted collateral for borrowings	1,126,439	919,010
Total restricted cash balances held by trading counterparties	1,261,607	1,058,630
Restricted cash balance pursuant to letter of credit on office lease	60	60
Total	$1,261,667	$1,058,690

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s consolidated balance sheets as of December 31, 2020 and December 31, 2019 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	December 31, 2020	December 31, 2019
Cash and cash equivalents	$1,384,764	$558,136
Restricted cash	1,261,667	1,058,690
Total cash, cash equivalents and restricted cash	$2,646,431	$1,616,826

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
To help manage the adverse impact of interest rate changes on the value of the Company’s portfolio as well as its cash flows, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps and total return swaps. In executing on the Company’s current risk management strategy, the Company has entered into TBAs, interest rate swap and swaption agreements and U.S. Treasury futures. The Company has also entered into a number of non-derivative instruments to manage interest rate risk, principally MSR and Agency interest-only securities (see discussion below).

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
Balance Sheet Presentation
In accordance with ASC 815, Derivatives and Hedging, the Company records derivative financial instruments on its consolidated balance sheets as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative instruments and whether they are designated or qualifying as hedge instruments. Due to the volatility of the interest rate and credit markets and difficulty in effectively matching pricing or cash flows, the Company has not designated any current derivatives as hedging instruments.
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of December 31, 2020 and December 31, 2019.

	December 31, 2020
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$62,200	$318,162	$—	$—
Interest rate swap agreements	—	—	—	12,646,341
Swaptions, net	—	—	(596)	3,750,000
TBAs	30,062	7,700,000	(10,462)	(2,503,000)
U.S. Treasury futures	3,675	2,021,100	—	—
Total	$95,937	$10,039,262	$(11,058)	$13,893,341

	December 31, 2019
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$69,469	$397,137	$—	$—
Interest rate swap agreements	102,268	2,725,000	—	36,977,470
Swaptions, net	7,801	1,257,000	—	—
TBAs	8,011	9,584,000	(6,711)	(2,157,000)
U.S. Treasury futures	502	380,000	—	—
Markit IOS total return swaps	—	—	(29)	41,890
Total	$188,051	$14,343,137	$(6,740)	$34,862,360

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the consolidated statements of comprehensive (loss) income:

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Year Ended
(in thousands)		December 31,
		2020	2019	2018
Interest rate risk management
TBAs	Gain (loss) on other derivative instruments	$60,798	$214,414	$(12,521)
Short U.S. Treasuries	Gain (loss) on other derivative instruments	—	(6,801)	(26,988)
U.S. Treasury futures	Gain (loss) on other derivative instruments	18,143	44,474	—
Put and call options for TBAs	Gain (loss) on other derivative instruments	—	(7,666)	(18,457)
Interest rate swaps - Payers	(Loss) gain on interest rate swap, cap and swaption agreements	(1,128,788)	(637,307)	48,995
Interest rate swaps - Receivers	(Loss) gain on interest rate swap, cap and swaption agreements	879,289	461,801	(74,407)
Swaptions	(Loss) gain on interest rate swap, cap and swaption agreements	(61,307)	74,901	45,954
Interest rate caps	(Loss) gain on interest rate swap, cap and swaption agreements	—	(7,684)	(4,499)
Markit IOS total return swaps	Gain (loss) on other derivative instruments	(2,430)	(1,213)	125
Non-risk management
Inverse interest-only securities	Gain (loss) on other derivative instruments	13,512	16,790	2,984
Total		$(220,783)	$151,709	$(38,814)

For the years ended December 31, 2020, 2019 and 2018, the Company recognized $66.2 million of expense and $70.5 million and $49.2 million of income, respectively, for the accrual and/or settlement of the net interest expense associated with its interest rate swaps and caps. The income resulted from paying either a fixed interest rate or a floating interest rate (LIBOR or the OIS rate) and receiving either a floating interest rate (LIBOR or the OIS rate) or a fixed interest rate on an average $27.1 billion, $40.0 billion and $29.4 billion notional, respectively.
The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$397,137	$—	$(78,975)	$318,162	$360,000	$(116)
Interest rate swap agreements	39,702,470	56,867,740	(83,923,869)	12,646,341	27,137,669	(334,458)
Swaptions, net	1,257,000	6,767,000	(4,274,000)	3,750,000	2,188,661	(53,290)
TBAs, net	7,427,000	60,103,000	(62,333,000)	5,197,000	4,540,759	42,499
U.S. Treasury futures	(380,000)	13,385,800	(10,984,700)	2,021,100	791,420	14,996
Markit IOS total return swaps	41,890	—	(41,890)	—	10,141	(2,077)
Total	$48,445,497	$137,123,540	$(161,636,434)	$23,932,603	$35,028,650	$(332,446)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2019
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$476,299	$—	$(79,162)	$397,137	$437,039	$—
Interest rate swap agreements	29,523,605	35,458,291	(25,279,426)	39,702,470	38,951,332	41,975
Interest rate cap contracts	2,500,000	—	(2,500,000)	—	1,060,000	(8,690)
Swaptions, net	63,000	14,457,000	(13,263,000)	1,257,000	2,846,660	61,644
TBAs, net	6,484,000	143,008,000	(142,065,000)	7,427,000	8,895,340	234,716
Short U.S. Treasuries	(800,000)	—	800,000	—	(45,697)	(23,172)
U.S. Treasury futures	—	7,197,000	(7,577,000)	(380,000)	684,647	43,977
Put and call options for TBAs, net	(1,767,000)	—	1,767,000	—	(110,401)	(32,962)
Markit IOS total return swaps	48,265	—	(6,375)	41,890	45,092	—
Total	$36,528,169	$200,120,291	$(188,202,963)	$48,445,497	$52,764,012	$317,488
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
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when interest rates decline or increase, depending on the type of investment. Rising interest rates generally result in a decline in the value of the Company’s fixed-rate Agency principal and interest (P&I) RMBS. To mitigate the impact of this risk on the Company’s fixed-rate Agency P&I RMBS portfolio, the Company maintains a portfolio of fixed-rate interest-only securities and MSR, which increase in value when interest rates increase. As of December 31, 2020 and December 31, 2019, the Company had $245.9 million and $122.2 million, respectively, of interest-only securities, and $1.6 billion and $1.9 billion, respectively, of MSR in place to primarily hedge its Agency RMBS. Interest-only securities are included in AFS securities, at fair value, in the consolidated balance sheets.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of December 31, 2020 and December 31, 2019:

	December 31, 2020
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$7,700,000	$8,102,344	$8,132,406	$30,062	$—
Sale contracts	(2,503,000)	(2,640,465)	(2,650,927)	—	(10,462)
TBAs, net	$5,197,000	$5,461,879	$5,481,479	$30,062	$(10,462)

	December 31, 2019
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$10,223,000	$10,557,745	$10,565,556	$8,011	$(200)
Sale contracts	(2,796,000)	(2,902,858)	(2,909,369)	—	(6,511)
TBAs, net	$7,427,000	$7,654,887	$7,656,187	$8,011	$(6,711)
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

U.S. Treasury Futures. The Company may use U.S. Treasury futures independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of December 31, 2020 and December 31, 2019, the Company had purchased U.S. Treasury futures with a notional amount of $2.0 billion and $380.0 million and a fair market value of $3.7 million and $0.5 million included in derivative assets, at fair value, on the consolidated balance sheet as of December 31, 2020 and December 31, 2019, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of December 31, 2020 and December 31, 2019, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a floating interest rate (LIBOR or the OIS rate):

(notional in thousands)
December 31, 2020
Swaps Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2021	$—	—%	—%	0.00
2022	7,415,818	0.042%	0.090%	1.66
2023	2,281,500	0.023%	0.090%	2.48
2024	—	—%	—%	0.00
2025 and Thereafter	1,497,500	0.257%	0.090%	6.49
Total	$11,194,818	0.067%	0.090%	2.47

(notional in thousands)
December 31, 2019
Swaps Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2020	$3,640,000	1.806%	1.937%	0.83
2021	15,740,977	1.681%	1.910%	1.47
2022	2,578,640	1.911%	1.901%	2.74
2023	215,000	3.057%	1.910%	3.90
2024 and Thereafter	8,739,092	2.224%	1.935%	7.20
Total	$30,913,709	1.878%	1.921%	3.14

Additionally, as of December 31, 2020 and December 31, 2019, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk whereby the Company pays interest at a floating interest rate (LIBOR or the OIS rate):

(notional in thousands)
December 31, 2020
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2021	$—	—%	—%	0.00
2022	—	—%	—%	0.00
2023	—	—%	—%	0.00
2024	—	—%	—%	0.00
2025 and Thereafter	1,451,523	0.090%	0.468%	9.49
Total	$1,451,523	0.090%	0.468%	9.49

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

Interest Rate Swaptions. The Company may use options on interest rate, or “swaptions” (options to enter into interest rate swaps in the future for which the Company would either pay or receive a fixed rate) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of December 31, 2020 and December 31, 2019, the Company had the following outstanding interest rate swaptions:

	December 31, 2020
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost Basis	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$7,210	$2,448	4.23	$2,800,000	1.32%	SOFR	10.0
Receiver	< 6 Months	$3,010	$—	0.97	$2,000,000	SOFR	0.23%	10.0
Sale contracts:
Receiver	< 6 Months	$(2,600)	$(3,044)	5.13	$(1,050,000)	SOFR	0.55%	10.0

	December 31, 2019
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$24,700	$16,095	3.20	$7,525,000	2.27%	3M Libor	10.0
Receiver	< 6 Months	$4,100	$342	1.10	$500,000	3M Libor	1.55%	10.0
Sale contracts:
Receiver	< 6 Months	$(20,800)	$(8,636)	3.24	$(6,768,000)	3M Libor	1.28%	10.0

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Markit IOS Total Return Swaps. The Company may use total return swaps (agreements whereby the Company receives or makes payments based on the total return of an underlying instrument or index, such as the Markit IOS Index, in exchange for fixed or floating rate interest payments) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company enters into total return swaps to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our portfolio (referred to as “convexity risk”). Total return swaps based on the Markit IOS Index are intended to synthetically replicate the performance of interest-only securities. The Company did not hold any total return swaps as of December 31, 2020. As of December 31, 2019, the Company had the following total return swap agreements in place:

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
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of December 31, 2020, the fair value of derivative financial instruments as an asset and liability position was $95.9 million and $11.1 million, respectively.
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

Note 8. Reverse Repurchase Agreements
As of December 31, 2020 and December 31, 2019, the Company had $89.5 million and $215.6 million in amounts due to counterparties as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a fair value of $91.5 million and $220.0 million, respectively.

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
Reverse repurchase agreements and repurchase agreements with the same counterparty and the same maturity are presented net in the Company’s consolidated balance sheets when the terms of the agreements meet the criteria to permit netting. The Company reports cash flows on repurchase agreements as financing activities and cash flows on reverse repurchase agreements as investing activities in the consolidated statements of cash flows. The Company presents derivative assets and liabilities (other than centrally cleared interest rate swaps) subject to master netting arrangements or similar agreements on a net basis, based on derivative type and counterparty, in its consolidated balance sheets. Separately, the Company presents cash collateral subject to such arrangements (other than variation margin on centrally cleared interest rate swaps) on a net basis, based on counterparty, in its consolidated balance sheets. However, the Company does not offset repurchase agreements, reverse repurchase agreements or derivative assets and liabilities (other than centrally cleared interest rate swaps) with the associated cash collateral on its consolidated balance sheets.
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of December 31, 2020 and December 31, 2019:

	December 31, 2020
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$124,023	$(28,086)	$95,937	$(11,058)	$—	$84,879
Reverse repurchase agreements	91,525	—	91,525	—	(89,469)	2,056
Total Assets	$215,548	$(28,086)	$187,462	$(11,058)	$(89,469)	$86,935
Liabilities
Repurchase agreements	$(15,143,898)	$—	$(15,143,898)	$15,143,898	$—	$—
Derivative liabilities	(39,144)	28,086	(11,058)	11,058	—	—
Total Liabilities	$(15,183,042)	$28,086	$(15,154,956)	$15,154,956	$—	$—

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
The Company classified 99.9% and 0.1% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at December 31, 2020. AFS securities account for 89.6% of all assets reported at fair value at December 31, 2020.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing vendors. Although MSR transactions may be observable in the marketplace, the details of those transactions are not necessarily reflective of the value of the Company’s MSR portfolio. Third-party vendors use both observable market data and unobservable market data (including forecasted prepayment speeds, delinquency levels, discount rates and cost to service) as inputs into models, which help to inform their best estimates of fair value market price. As a result, the Company classified 100% of its MSR as Level 3 fair value assets at December 31, 2020.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, caps, swaptions, put and call options for TBAs and Markit IOS total return swaps. The Company utilizes third-party brokers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps and swaptions reported at fair value as Level 2 at December 31, 2020. The Company did not hold any interest rate caps, put and call options for TBAs or Markit IOS total return swaps at December 31, 2020.
The Company may also enter into certain other derivative financial instruments, such as TBAs, short U.S. Treasuries, U.S. Treasury futures and inverse interest-only securities. These instruments are similar in form to the Company’s AFS securities and the Company utilizes third-party vendors to value TBAs, short U.S. Treasuries, U.S. Treasury futures and inverse interest-only securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at December 31, 2020. The Company reported 100% of its TBAs and U.S. Treasury futures as Level 1 as of December 31, 2020. The Company did not hold any short U.S. Treasuries at December 31, 2020.
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

	Recurring Fair Value Measurements
	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$14,637,891	$13,031	$14,650,922
Mortgage servicing rights	—	—	1,596,153	1,596,153
Derivative assets	33,737	62,200	—	95,937
Total assets	$33,737	$14,700,091	$1,609,184	$16,343,012
Liabilities
Derivative liabilities	$10,462	$596	$—	$11,058
Total liabilities	$10,462	$596	$—	$11,058

	Recurring Fair Value Measurements
	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$31,157,154	$249,174	$31,406,328
Mortgage servicing rights	—	—	1,909,444	1,909,444
Derivative assets	8,513	179,538	—	188,051
Total assets	$8,513	$31,336,692	$2,158,618	$33,503,823
Liabilities
Derivative liabilities	$6,711	$29	$—	$6,740
Total liabilities	$6,711	$29	$—	$6,740

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2020, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
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
The following tables present the reconciliation for the Company’s Level 3 assets measured at fair value on a recurring basis:

	Year Ended
	December 31,
	2020			2019
(in thousands)	Available-For-Sale Securities	Mortgage Servicing Rights		Available-For-Sale Securities	Mortgage Servicing Rights
Beginning of period level 3 fair value	$249,174	$1,909,444		$105,157	$1,993,440
Gains (losses) included in net (loss) income:
Realized (losses) gains, net	(24,218)	(544,157)		(22,055)	(313,402)
Unrealized (losses) gains, net	—	(391,540)	(1)	—	(384,257)	(1)
Provision for credit losses	(10,593)	—		—	—
Net gains (losses) included in net (loss) income	(34,811)	(935,697)		(22,055)	(697,659)
Other comprehensive (loss) income	(4,963)	—		(934)	—
Purchases	—	623,284		14,318	627,815
Sales	(214,673)	2,012		—	1,898
Settlements	—	(2,890)		—	(16,050)
Gross transfers into level 3	23,785	—		550,695	—
Gross transfers out of level 3	(5,481)	—		(398,007)	—
End of period level 3 fair value	$13,031	$1,596,153		$249,174	$1,909,444
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(199,016)	(2)	$—	$(331,919)	(2)
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets held at the end of the reporting period	$19,804	$—		$8,389	$—
____________________
(1)The change in unrealized gains or losses on MSR was recorded in loss on servicing asset on the consolidated statements of comprehensive (loss) income.
(2)The change in unrealized gains or losses on MSR that were held at the end of the reporting period was recorded in loss on servicing asset on the consolidated statements of comprehensive (loss) income.

The Company transferred certain AFS securities from Level 2 to Level 3 and from Level 3 to Level 2 based the observability of inputs during the years ended December 31, 2020 and 2019. No additional AFS securities transfers between Level 1, Level 2 or Level 3 were made during the years ended December 31, 2020 and 2019. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The Company used multiple third-party pricing vendors in the fair value measurement of its Level 3 AFS securities. The significant unobservable inputs used by the third-party pricing vendors included expected default, severity and discount rate. Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement.
The Company also used multiple third-party pricing vendors in the fair value measurement of its Level 3 MSR. The tables below present information about the significant unobservable market data used by the third-party pricing vendors as inputs into models utilized to inform their best estimates of the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at December 31, 2020 and December 31, 2019:

December 31, 2020
Valuation Technique	Unobservable Input (1)	Range			Weighted Average (2)
Discounted cash flow	Constant prepayment speed	14.1	-	23.5%	19.4%
	Delinquency	1.5	-	2.6%	2.2%
	Discount rate	4.4	-	7.1%	4.8%
	Per loan annual cost to service	$64.56	-	$79.43	$68.27

December 31, 2019
Valuation Technique	Unobservable Input (1)	Range			Weighted Average (2)
Discounted cash flow	Constant prepayment speed	12.6	-	16.4%	14.8%
	Delinquency	0.7	-	1.0%	0.9%
	Discount rate	6.4	-	7.8%	7.2%
	Per loan annual cost to service	$63.38	-	$78.04	$66.62
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
•The carrying value of repurchase agreements, FHLB advances and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. As of December 31, 2020, the Company had outstanding borrowings of $223.8 million under revolving credit facilities that are considered long-term. The Company’s long-term revolving credit facilities have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

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
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to December 31, 2020. The Company categorizes the fair value measurement of these assets as Level 2.
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale securities	$14,650,922	$14,650,922	$31,406,328	$31,406,328
Mortgage servicing rights	$1,596,153	$1,596,153	$1,909,444	$1,909,444
Cash and cash equivalents	$1,384,764	$1,384,764	$558,136	$558,136
Restricted cash	$1,261,667	$1,261,667	$1,058,690	$1,058,690
Derivative assets	$95,937	$95,937	$188,051	$188,051
Reverse repurchase agreements	$91,525	$91,525	$220,000	$220,000
Other assets	$13,292	$13,292	24,352	24,352
Liabilities:
Repurchase agreements	$15,143,898	$15,143,898	$29,147,463	$29,147,463
Federal Home Loan Bank advances	$—	$—	$210,000	$210,000
Revolving credit facilities	$283,830	$283,830	$300,000	$300,000
Term notes payable	$395,609	$380,000	$394,502	$400,000
Convertible senior notes	$286,183	$291,376	$284,954	$299,147
Derivative liabilities	$11,058	$11,058	$6,740	$6,740

Note 11. Repurchase Agreements
As of December 31, 2020 and December 31, 2019, the Company had outstanding $15.1 billion and $29.1 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps and caps, the repurchase agreements had a weighted average borrowing rate of 0.28% and 2.14% and weighted average remaining maturities of 58 and 77 days as of December 31, 2020 and December 31, 2019, respectively.
At December 31, 2020 and December 31, 2019, the repurchase agreement balances were as follows:

(in thousands)	December 31, 2020	December 31, 2019
Short-term	$15,143,898	$29,147,463
Long-term	—	—
Total	$15,143,898	$29,147,463

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
At December 31, 2020 and December 31, 2019, the repurchase agreements had the following characteristics and remaining maturities:

	December 31, 2020
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$5,330,627	$1,271	$38,608	$—	$5,370,506
30 to 59 days	4,292,861	—	—	—	4,292,861
60 to 89 days	2,060,087	628	1,519	—	2,062,234
90 to 119 days	1,598,052	—	12,146	—	1,610,198
120 to 364 days	1,808,099	—	—	—	1,808,099
Total	$15,089,726	$1,899	$52,273	$—	$15,143,898
Weighted average borrowing rate	0.28%	2.33%	0.89%	—%	0.28%

	December 31, 2019
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$5,112,681	$193,235	$—	$—	$5,305,916
30 to 59 days	6,074,151	212,998	13,223	—	6,300,372
60 to 89 days	6,355,887	329,493	1,905	—	6,687,285
90 to 119 days	4,227,589	489,352	23,276	—	4,740,217
120 to 364 days	5,532,219	306,529	12,310	262,615	6,113,673
Total	$27,302,527	$1,531,607	$50,714	$262,615	$29,147,463
Weighted average borrowing rate	2.08%	2.90%	2.70%	3.51%	2.14%

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	December 31, 2020	December 31, 2019
Available-for-sale securities, at fair value	$14,633,217	$29,575,948
Mortgage servicing rights, at fair value	—	530,222
Restricted cash	1,071,239	919,010
Due from counterparties	21,312	102,365
Derivative assets, at fair value	61,557	68,874
Total	$15,787,325	$31,196,419

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
As of both December 31, 2020 and December 31, 2019, the net carrying value of assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest, with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders’ equity. The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 12. Federal Home Loan Bank of Des Moines Advances
Through February 19, 2021, the Company’s wholly owned subsidiary TH Insurance was a member of the FHLB. As a member of the FHLB, TH Insurance had access to a variety of products and services offered by the FHLB, including secured advances. However, the Company did not have any outstanding secured advances or credit capacity available as of December 31, 2020. As of December 31, 2019, TH Insurance had $210.0 million in outstanding secured advances with a weighted average borrowing rate of 2.00%.
The ability to borrow from the FHLB was subject to the Company’s continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB. Each advance required approval by the FHLB and was secured by collateral in accordance with the FHLB’s credit and collateral guidelines, as may be revised from time to time by the FHLB. Eligible collateral may include Agency RMBS and certain non-Agency securities with a rating of A and above.
On January 11, 2016, the Federal Housing Finance Agency, or FHFA, released a final rule regarding membership in the Federal Home Loan Bank system. Among other effects, the final rule excludes captive insurers from membership eligibility, including the Company’s subsidiary member, TH Insurance. Since TH Insurance was admitted as a member in 2013, it was eligible for a membership grace period that ran through February 19, 2021, during which new advances or renewals that matured beyond the grace period were prohibited; however, any existing advances that matured beyond this grace period were permitted to remain in place subject to their terms insofar as the Company maintained good standing with the FHLB. Any new advances or renewals occurring during this time were limited to 40% of TH Insurance’s total assets.
At December 31, 2020 and December 31, 2019, FHLB advances had the following remaining maturities:

(in thousands)	December 31, 2020	December 31, 2019
≤ 1 year	$—	$160,000
> 1 and ≤ 3 years	—	—
> 3 and ≤ 5 years	—	—
> 5 and ≤ 10 years	—	—
> 10 years	—	50,000
Total	$—	$210,000

At December 31, 2019, the Company pledged AFS securities with a carrying value of $226.5 million as collateral for advances from the FHLB. In addition, as a condition to membership in the FHLB, the Company was required to purchase and hold a certain amount of FHLB stock, which was based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2020 and December 31, 2019, the Company had stock in the FHLB totaling $10.0 million and $12.5 million, respectively, which was included in other assets on the consolidated balance sheets. FHLB stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLB. Accordingly, when evaluating FHLB stock for impairment, the Company considered the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2020 and December 31, 2019, the Company had not recognized an impairment charge related to its FHLB stock.

Note 13. Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company has entered into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. As of December 31, 2020 and December 31, 2019, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $283.8 million and $300.0 million with a weighted average borrowing rate of 2.95% and 4.26% and weighted average remaining maturities of 1.1 and 1.2 years, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
At December 31, 2020 and December 31, 2019, borrowings under revolving credit facilities had the following remaining maturities:

(in thousands)	December 31, 2020	December 31, 2019
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	—	—
90 to 119 days	—	—
120 to 364 days	60,000	—
One year and over	223,830	300,000
Total	$283,830	$300,000

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of December 31, 2020 and December 31, 2019, MSR with a carrying value of $608.8 million and $449.5 million, respectively, was pledged as collateral for the Company’s future payment obligations under its MSR revolving credit facilities. As of December 31, 2020, servicing advances with a carrying value of $28.5 million were pledged as collateral for the Company’s future payment obligations under its servicing advance revolving credit facility. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

Note 14. Term Notes Payable
The debt issued in connection with the Company’s on-balance sheet securitization is classified as term notes payable and carried at outstanding principal balance, net of any unamortized deferred debt issuance costs, on the Company’s consolidated balance sheets. As of December 31, 2020 and December 31, 2019, the outstanding amount due on term notes payable was $395.6 million and $394.5 million, net of deferred debt issuance costs, with a weighted average interest rate of 2.95% and 4.59% and weighted average remaining maturities of 3.5 years and 4.5 years. At December 31, 2020 and December 31, 2019, the Company pledged MSR with a carrying value of $537.9 million and $575.1 million and weighted average underlying loan coupon of 4.03% and 4.25%, respectively, as collateral for term notes payable. Additionally, at December 31, 2020, $55.2 million of cash was held in restricted accounts as collateral for the future payment obligations of outstanding term notes payable.

Note 15. Convertible Senior Notes
In January 2017, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022. The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. As of December 31, 2020 and December 31, 2019, the notes had a conversion rate of 63.2040 and 63.1793 shares of common stock per $1,000 principal amount of the notes, respectively. The outstanding amount due on the convertible senior notes as of December 31, 2020 and December 31, 2019 was $286.2 million and $285.0 million, respectively, net of deferred issuance costs.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Note 16. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of December 31, 2020:
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
As of December 31, 2020, the Company’s consolidated financial statements do not recognize a contingency liability or disclose a range of reasonably possible loss under ASC 450 because management does not believe that a loss or expense related to the Federal Complaint or the SEC Investigation is probable or reasonably estimable. The specific factors that limit the Company’s ability to reasonably estimate a loss or expense related to the Federal Complaint or the SEC Investigation include that both matters are in early stages and no amount of damages has been specified. If and when management believes losses associated with the Federal Complaint or the SEC Investigation are a probable future event that may result in a loss or expense to the Company and the loss or expense is reasonably estimable, the Company will recognize a contingency liability and resulting loss in such period.
Based on information currently available, management is not aware of any other legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of December 31, 2020.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Note 17. Stockholders’ Equity
Redeemable Preferred Stock
The following is a summary of the Company’s series of cumulative redeemable preferred stock issued and outstanding as of December 31, 2020. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each series of preferred stock will rank on parity with one another and rank senior to the Company's common stock with respect to the payment of the dividends and the distribution of assets.

(dollars in thousands)
Class of Stock	Issuance Date	Shares Issued and Outstanding	Carrying Value	Contractual Rate	Redemption Eligible Date (1)	Fixed to Floating Rate Conversion Date (2)	Floating Annual Rate (3)
Fixed-to-Floating Rate:
Series A	March 14, 2017	5,750,000	$138,872	8.125%	April 27, 2027	April 27, 2027	3M LIBOR + 5.660%
Series B	July 19, 2017	11,500,000	278,094	7.625%	July 27, 2027	July 27, 2027	3M LIBOR + 5.352%
Series C	November 27, 2017	11,800,000	285,585	7.250%	January 27, 2025	January 27, 2025	3M LIBOR + 5.011%
Fixed Rate:
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
(2)For the fixed-to-floating rate redeemable preferred stock, the dividend rate will remain at an annual fixed rate of the $25.00 per share liquidation preference from the issuance date up to but not including the transition date disclosed within. Effective as of the fixed-to-floating rate conversion date and onward, dividends will accumulate on a floating rate basis according to the terms disclosed within (3) below.
(3)On and after the fixed-to-floating rate conversion date, the dividend will accumulate and be payable quarterly at a percentage of the $25.00 per share liquidation preference equal to an annual floating rate of three-month LIBOR plus the spread indicated within each preferred class.

For each series of preferred stock, the Company may redeem the stock on or after the redemption date in whole or in part, at any time or from time to time. The Company may also purchase shares of preferred stock from time to time in the open market by tender or in privately negotiated transactions. Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. Through December 31, 2020, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following table presents cash dividends declared by the Company on its preferred stock during the years ended December 31, 2020, 2019 and 2018:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Preferred Share
Series A Preferred Stock:
December 17, 2020	January 12, 2021	January 27, 2021	$0.507810
September 21, 2020	October 12, 2020	October 27, 2020	$0.507810
June 18, 2020	July 10, 2020	July 27, 2020	$0.507810
April 6, 2020	April 16, 2020	April 29, 2020	$0.507810
December 17, 2019	January 10, 2020	January 27, 2020	$0.507810
September 19, 2019	October 11, 2019	October 28, 2019	$0.507810
June 19, 2019	July 12, 2019	July 29, 2019	$0.507810
March 19, 2019	April 12, 2019	April 29, 2019	$0.507810
December 18, 2018	January 11, 2019	January 28, 2019	$0.507810
September 20, 2018	October 12, 2018	October 29, 2018	$0.507810
June 19, 2018	July 12, 2018	July 27, 2018	$0.507810
March 20, 2018	April 12, 2018	April 27, 2018	$0.507810
Series B Preferred Stock:
December 17, 2020	January 12, 2021	January 27, 2021	$0.476560
September 21, 2020	October 12, 2020	October 27, 2020	$0.476560
June 18, 2020	July 10, 2020	July 27, 2020	$0.476560
April 6, 2020	April 16, 2020	April 29, 2020	$0.476560
December 17, 2019	January 10, 2020	January 27, 2020	$0.476560
September 19, 2019	October 11, 2019	October 28, 2019	$0.476560
June 19, 2019	July 12, 2019	July 29, 2019	$0.476560
March 19, 2019	April 12, 2019	April 29, 2019	$0.476560
December 18, 2018	January 11, 2019	January 28, 2019	$0.476560
September 20, 2018	October 12, 2018	October 29, 2018	$0.476560
June 19, 2018	July 12, 2018	July 27, 2018	$0.476560
March 20, 2018	April 12, 2018	April 27, 2018	$0.476560
Series C Preferred Stock:
December 17, 2020	January 12, 2021	January 27, 2021	$0.453130
September 21, 2020	October 12, 2020	October 27, 2020	$0.453130
June 18, 2020	July 10, 2020	July 27, 2020	$0.453130
April 6, 2020	April 16, 2020	April 29, 2020	$0.453130
December 17, 2019	January 10, 2020	January 27, 2020	$0.453130
September 19, 2019	October 11, 2019	October 28, 2019	$0.453130
June 19, 2019	July 12, 2019	July 29, 2019	$0.453130
March 19, 2019	April 12, 2019	April 29, 2019	$0.453130
December 18, 2018	January 11, 2019	January 28, 2019	$0.453130
September 20, 2018	October 12, 2018	October 29, 2018	$0.453130
June 19, 2018	July 12, 2018	July 27, 2018	$0.453130
March 20, 2018	April 12, 2018	April 27, 2018	$0.453130

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Declaration Date	Record Date	Payment Date	Cash Dividend Per Preferred Share
Series D Preferred Stock:
December 17, 2020	January 1, 2021	January 15, 2021	$0.484375
September 21, 2020	October 1, 2020	October 15, 2020	$0.484375
June 18, 2020	July 1, 2020	July 15, 2020	$0.484375
April 6, 2020	April 16, 2020	April 29, 2020	$0.484375
December 17, 2019	January 1, 2020	January 15, 2020	$0.484375
September 19, 2019	October 1, 2019	October 15, 2019	$0.484375
June 19, 2019	July 1, 2019	July 15, 2019	$0.484375
March 19, 2019	April 1, 2019	April 15, 2019	$0.484375
December 18, 2018	January 1, 2019	January 28, 2019	$0.484375
September 20, 2018	October 1, 2018	October 15, 2018	$0.484375
Series E Preferred Stock:
December 17, 2020	January 1, 2021	January 15, 2021	$0.468750
September 21, 2020	October 1, 2020	October 15, 2020	$0.468750
June 18, 2020	July 1, 2020	July 15, 2020	$0.468750
April 6, 2020	April 16, 2020	April 29, 2020	$0.468750
December 17, 2019	January 1, 2020	January 15, 2020	$0.468750
September 19, 2019	October 1, 2019	October 15, 2019	$0.468750
June 19, 2019	July 1, 2019	July 15, 2019	$0.468750
March 19, 2019	April 1, 2019	April 15, 2019	$0.468750
December 18, 2018	January 1, 2019	January 28, 2019	$0.468750
September 20, 2018	October 1, 2018	October 15, 2018	$0.468750

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
As of December 31, 2020, the Company had 273,703,882 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the years ended December 31, 2020, 2019 and 2018:

Number of common shares
Common shares outstanding, December 31, 2017	174,496,587
Issuance of common stock	72,616,483
Issuance of restricted stock (1)	972,651
Common shares outstanding, December 31, 2018	248,085,721
Issuance of common stock	24,439,436
Issuance of restricted stock (1)	412,074
Repurchase of common stock	(1,500)
Common shares outstanding, December 31, 2019	272,935,731
Issuance of common stock	61,225
Issuance of restricted stock (1)	812,226
Repurchase of common stock	(105,300)
Common shares outstanding, December 31, 2020	273,703,882
____________________
(1)Represents shares of restricted stock granted under the Second Restated 2009 Equity Incentive Plan, net of forfeitures, of which 1,221,995 restricted shares remained subject to vesting requirements at December 31, 2020.

Distributions to Common Stockholders
On March 24, 2020, as a result of the volatile market conditions related to the COVID-19 pandemic, the Company announced that it had suspended its first quarter 2020 common stock dividend in order to preserve liquidity and long-term stockholder value. Subsequently, on April 6, 2020, the Company’s board of directors declared an interim common stock dividend of $0.05 per share, as detailed below. The following table presents cash dividends declared by the Company on its common stock during the years ended December 31, 2020, 2019 and 2018:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share
December 17, 2020	December 30, 2020	January 29, 2021	$0.170000
September 21, 2020	October 1, 2020	October 29, 2020	$0.140000
June 18, 2020	June 30, 2020	July 29, 2020	$0.140000
April 6, 2020	April 16, 2020	April 29, 2020	$0.050000
December 17, 2019	December 31, 2019	January 24, 2020	$0.400000
September 19, 2019	September 30, 2019	October 28, 2019	$0.400000
June 19, 2019	July 1, 2019	July 29, 2019	$0.400000
March 19, 2019	March 29, 2019	April 29, 2019	$0.470000
December 18, 2018	December 31, 2018	January 28, 2019	$0.470000
September 20, 2018	October 1, 2018	October 29, 2018	$0.311630
July 13, 2018	July 25, 2018	July 30, 2018	$0.158370
June 19, 2018	June 29, 2018	July 27, 2018	$0.470000
March 20, 2018	April 2, 2018	April 27, 2018	$0.470000

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 3,750,000 shares of the Company’s common stock. As of December 31, 2020, 331,213 shares have been issued under the plan for total proceeds of approximately $5.4 million, of which 61,225, 42,136 and 28,711 shares were issued for total proceeds of $0.4 million, $0.6 million and $0.4 million during the years ended December 31, 2020, 2019 and 2018, respectively.
Share Repurchase Program
The Company’s share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of December 31, 2020, a total of 12,174,300 shares had been repurchased by the Company under the program for an aggregate cost of $201.5 million; of these, 105,300 and 1,500 shares were repurchased for a total cost of $1.1 million and $19.0 thousand during the years ended December 31, 2020 and 2019, respectively. No shares were repurchased during the year ended December 31, 2018.
At-the-Market Offerings
The Company is party to an equity distribution agreement under which the Company is authorized to sell up to an aggregate of 35,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of December 31, 2020, 7,490,235 shares of common stock had been sold under the equity distribution agreements for total accumulated net proceeds of approximately $128.6 million, of which 3,697,300 shares were sold for net proceeds of $51.0 million during the year ended December 31, 2019. No shares were sold during the years ended December 31, 2020 and 2018.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income at December 31, 2020 and December 31, 2019 was as follows:

(in thousands)	December 31, 2020	December 31, 2019
Available-for-sale securities
Unrealized gains	$661,734	$730,043
Unrealized losses	(20,133)	(40,643)
Accumulated other comprehensive income	$641,601	$689,400

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Reclassifications out of Accumulated Other Comprehensive Income
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive income to net (loss) income upon the recognition of any other-than-temporary impairments and realized gains and losses on sales, net of income tax effects, as individual securities are impaired or sold. The following table summarizes reclassifications out of accumulated other comprehensive income for the years ended December 31, 2020, 2019 and 2018:

	Affected Line Item in the Statements of Comprehensive Income (Loss)	Amount Reclassified out of Accumulated Other Comprehensive Income
		Year Ended
(in thousands)		December 31,
		2020	2019	2018
Other-than-temporary impairments on AFS securities	Total other-than-temporary impairment losses	$—	$14,312	$470
Realized gains on sales of certain AFS securities, net of tax	(Loss) gain on investment securities	(530,462)	(232,075)	253,869
Total		$(530,462)	$(217,763)	$254,339

Note 18. Equity Incentive Plan
The Company’s Plan provides incentive compensation to attract and retain qualified directors, officers, personnel and other parties who may provide significant services to the Company. The Plan is administered by the compensation committee of the Company’s board of directors. The compensation committee has the full authority to administer and interpret the Plan, to authorize the granting of awards, to determine the eligibility of potential recipients to receive an award, to determine the number of shares of common stock to be covered by each award (subject to the individual participant limitations provided in the Plan), to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the Plan), to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the Plan or the administration or interpretation thereof. In connection with this authority, the compensation committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse.
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
During the years ended December 31, 2020, 2019 and 2018, the Company granted 168,942, 60,108 and 55,553 shares of common stock, respectively, to its independent directors pursuant to the Plan. The estimated fair value of these awards was $4.75, $13.35 and $15.48 per share on grant date, based on the adjusted closing price of the Company’s common stock on the NYSE on such date. The shares underlying the grants are subject to a one-year vesting period.
Additionally, during the years ended December 31, 2020, 2019 and 2018, the Company granted 686,770, 455,174 and 941,371 shares of restricted common stock, respectively, to the Company’s executive officers and other eligible individuals, pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $15.23, $14.40 and $15.12 per share on grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following table summarizes the activity related to restricted common stock for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020		2019
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	1,062,901	$15.26	1,593,701	$15.81
Granted	855,712	13.16	515,282	14.28
Vested	(653,132)	(15.30)	(942,874)	(15.62)
Forfeited	(43,486)	(14.58)	(103,208)	(15.52)
Outstanding at End of Period	1,221,995	$13.80	1,062,901	$15.26

For the years ended December 31, 2020, 2019 and 2018, the Company recognized compensation related to restricted common stock granted pursuant to the Plan of $9.7 million, $9.2 million and $13.0 million, respectively.

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
In connection with the termination of the Management Agreement for cause, the Company reversed the $139.8 million accrued fee attributable to the non-renewal during the three months ended September 30, 2020. For the year ended December 31, 2020, the Company incurred a total of $5.7 million in contract termination costs, which includes all estimated costs incurred for legal and advisory services provided to facilitate the termination of the Management Agreement.
On April 26, 2018, the Company announced that it had entered into a definitive merger agreement to acquire CYS Investments, Inc., or CYS, a Maryland corporation that invested primarily in Agency RMBS and was treated as a REIT for U.S. federal income tax purposes. The transaction was approved by the stockholders of both the Company and CYS on July 27, 2018, and the merger was completed on July 31, 2018, at which time CYS became a wholly owned subsidiary of the Company. For the year ended December 31, 2018, the Company incurred a total of $8.2 million in expenses for termination benefits, contract terminations and other associated costs incurred in connection with the acquisition of CYS.
In accordance with ASC 420, Exit or Disposal Cost Obligations, all expenses incurred for termination benefits, contract terminations and other associated costs are included within restructuring charges on the Company’s consolidated statements of comprehensive (loss) income.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Note 20. Income Taxes
For the years ended December 31, 2020, 2019 and 2018, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. These activities include the designated portion of MSR treated as normal mortgage servicing, residential mortgage loans, certain derivative financial instruments and other risk-management instruments. The Company has designated its TRSs to engage in these activities.
The following table summarizes the tax (benefit) provision recorded at the taxable subsidiary level for the years ended December 31, 2020, 2019 and 2018:

	Year Ended
	December 31,
(in thousands)	2020	2019	2018
Current tax provision:
Federal	$3,275	$8,684	$52
State	1,304	2,668	1
Total current tax provision	4,579	11,352	53
Deferred tax (benefit) provision	(40,267)	(24,912)	41,770
Total (benefit from) provision for income taxes	$(35,688)	$(13,560)	$41,823

During the year ended December 31, 2020, the Company’s TRSs recognized a benefit from income taxes of $35.7 million, which was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in the Company’s TRSs. During the year ended December 31, 2019, the Company’s TRSs recognized a benefit from income taxes of $13.6 million, which was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in the Company’s TRSs. During the year ended December 31, 2018, the Company’s TRSs recognized a provision for income taxes of $41.8 million, which was primarily due to realized gains on sales of AFS securities and gains recognized on MSR held in the TRSs as well as the write-down of net deferred tax assets resulting from the deemed liquidation of one of the Company’s TRSs due to its TRS election revocation, offset by net losses incurred on derivative instruments held in the TRSs.
The Company’s taxable income before dividend distributions differs from its pre-tax net income for U.S. GAAP purposes primarily due to unrealized gains and losses, the deferral of capital losses and operating losses for tax, the recognition of credit losses for U.S. GAAP purposes but not tax purposes, differences in timing of income recognition due to market discount, and original issue discount and the calculations surrounding each. These book to tax differences in the REIT are not reflected in the consolidated financial statements as the Company intends to retain its REIT status.
As of December 31, 2020, the Company had $640.5 million of net operating loss carryforwards for federal income tax purposes at the REIT, which may be utilized to offset future taxable income after consideration for the dividends paid deduction. These federal net operating loss carryforwards do not have an expiration date and can be carried forward indefinitely. As of December 31, 2020, the Company had $1.2 billion of capital net operating loss carryforwards for federal income tax purposes at the REIT, which may be utilized to offset future net gains from the sale of capital assets. These federal capital net operating loss carryforwards have an expiration date of five years of which the majority of these losses will expire in 2025. The utilization of the capital net operating loss carryforwards will depend on the REIT’s ability to generate sufficient net capital gains prior to the expiration of the carryforward period.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2020, 2019 and 2018:

	Year Ended
	December 31,
	2020		2019		2018
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
(Benefit from) provision for income taxes at statutory federal tax rate	$(349,823)	21%	$65,184	21%	$(518)	21%
State taxes, net of federal benefit, if applicable	1,030	—%	2,108	1%	1	—%
Permanent differences in taxable income from GAAP net income	(3,525)	—%	702	—%	28,414	(1,152)%
REIT income not subject to corporate income tax	316,630	(19)%	(81,554)	(26)%	13,926	(565)%
(Benefit from) provision for income taxes/ Effective Tax Rate(1)	$(35,688)	2%	$(13,560)	(4)%	$41,823	(1,696)%
____________________
(1)The (benefit from) provision for income taxes is recorded at the taxable subsidiary level.

The Company’s permanent differences in taxable income from GAAP net income (loss) in the year ended December 31, 2020 were primarily due to the intercompany sale of securities between the Company’s TRSs and the REIT. The Company’s permanent differences in taxable income from GAAP net income (loss) in the year ended December 31, 2019 were primarily due to dividends paid from the Company’s TRSs to the REIT, offset by permanent differences related to the intercompany sale of securities between the Company’s TRSs and the REIT. The Company’s permanent differences in taxable income from GAAP net income (loss) in the year ended December 31, 2018 were primarily due to the intercompany sales of securities between the Company’s TRSs and the REIT, as well as the write-down of net deferred tax assets resulting from the deemed liquidation of three of the Company’s TRSs due to their TRS election revocation, offset by the reversal of the valuation allowance upon TRS revocation. Additionally, the Company’s recurring permanent differences in taxable income from GAAP net income (loss) in the years ended December 31, 2020, 2019 and 2018 were due to a difference in the dividends paid deduction for tax and compensation expense related to restricted stock dividends and vesting.
The Company’s consolidated balance sheets, as of December 31, 2020 and December 31, 2019 contain the following current and deferred tax liabilities and assets, which are included in other assets, and are recorded at the taxable subsidiary level:

(in thousands)	December 31, 2020	December 31, 2019
Income taxes receivable:
Federal income taxes receivable	$22,504	$17,539
State and local income taxes receivable	—	—
Income taxes receivable, net	22,504	17,539
Deferred tax assets (liabilities):
Deferred tax asset	64,024	23,756
Deferred tax liability	—	(19)
Total net deferred tax assets (liabilities)	64,024	23,737
Total tax assets (liabilities), net	$86,528	$41,276

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes at the TRS level. Components of the Company’s deferred tax liabilities and assets as of December 31, 2020 and December 31, 2019 were as follows:

(in thousands)	December 31, 2020	December 31, 2019
Available-for-sale securities	$—	$(19)
Mortgage servicing rights	62,881	23,110
Derivative assets and liabilities	—	67
Other assets	—	12
Other liabilities	1,066	463
Intangibles	77	90
Net operating loss carryforward	—	7
Capital loss carryforward	—	7
Total deferred tax assets (liabilities)	64,024	23,737
Valuation allowance	—	—
Total net deferred tax assets (liabilities)	$64,024	$23,737

As of December 31, 2020 and December 31, 2019, the Company had not recorded a valuation allowance for any portion of its deferred tax assets as it did not believe, at a more likely than not level, that any portion of its deferred tax assets would not be realized.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Note 21. Earnings Per Share
The following table presents a reconciliation of the (loss) earnings and shares used in calculating basic and diluted (loss) earnings per share for the years ended December 31, 2020, 2019 and 2018:

	Year Ended
	December 31,
(in thousands, except share data)	2020	2019	2018
Numerator:
Net (loss) income	$(1,630,135)	$323,962	(44,290)
Dividends on preferred stock	75,802	75,801	65,395
Net (loss) income attributable to common stockholders - basic	(1,705,937)	248,161	(109,685)
Interest expense attributable to convertible notes (1)	—	—	—
Net (loss) income attributable to common stockholders - diluted	$(1,705,937)	$248,161	(109,685)
Denominator:
Weighted average common shares outstanding	272,356,358	266,594,154	204,409,853
Weighted average restricted stock shares	1,244,589	1,232,585	1,610,649
Basic weighted average shares outstanding	273,600,947	267,826,739	206,020,502
Effect of dilutive shares issued in an assumed conversion	—	—	—
Diluted weighted average shares outstanding	273,600,947	267,826,739	206,020,502
(Loss) Earnings Per Share
Basic	$(6.24)	$0.93	$(0.53)
Diluted	$(6.24)	$0.93	$(0.53)
___________________
(1)If applicable, includes a nondiscretionary adjustment for the assumed change in the management fee calculation.

For the years ended December 31, 2020, 2019 and 2018, excluded from the calculation of diluted earnings per share is the effect of adding back $19.2 million, $19.0 million and $18.9 million of interest expense, net of a nondiscretionary adjustment for the assumed change in the management fee calculation, and 18,171,150, 18,128,792 and 17,806,090 weighted average common share equivalents, respectively, related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.

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
Prior to the termination of the Management Agreement, PRCM Advisers was responsible for administering the Company’s business activities and day-to-day operations, at all times subject to the supervision and oversight of the Company’s board of directors. Under the Management Agreement, PRCM Advisers was required to provide the Company with its personnel, including its executive officers, investment professionals and other support personnel. The Company did not have its own employees. Each of the Company’s executive officers was an employee or partner of an affiliate of PRCM Advisers. The Company paid PRCM Advisers a management fee equal to 1.5% per annum, calculated and payable quarterly in arrears, of the Company’s stockholders’ equity, and reimbursed it for certain expenses, as described below.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
For purposes of calculating the management fee, the Company’s stockholders’ equity represented the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less the consolidated stockholders’ equity of Granite Point Mortgage Trust Inc. and its subsidiaries, or Granite Point, during the time Granite Point was consolidated on the Company’s balance sheet (i.e., prior to the Company’s distribution of its shares of Granite Point common stock to the Company’s common stockholders in 2017), the weighted average cost basis of Granite Point common stock purchased by the Company, the outstanding principal balance of the promissory note due from the sale of Granite Point preferred stock and any amount that the Company has paid for repurchases of its common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). In connection with the Company’s acquisition of CYS Investments, Inc., or CYS, effective July 31, 2018, the Management Agreement was amended to reduce the base management fee with respect to the additional equity under management resulting from the merger from 1.5% to 0.75% from the effective time of the merger through the first anniversary of the effective time. Effective July 31, 2019, the management fee reduction on the equity acquired in the CYS transaction expired. The base management fee was subject to other adjustments from time to time, as described in the Management Agreement.
In accordance with the Management Agreement, the Company incurred $31.7 million, $60.1 million and $47.8 million as a management fee to PRCM Advisers for the years ended December 31, 2020, 2019 and 2018, respectively.
Additionally, prior to the termination of the Management Agreement, the Company reimbursed PRCM Advisers for (i) the Company’s allocable share of the compensation paid by PRCM Advisers to its personnel serving as the Company’s principal financial officer and general counsel and personnel employed by PRCM Advisers as in-house legal, tax, accounting, consulting, auditing, administrative, information technology, valuation, computer programming and development and back-office resources to the Company, (ii) any amounts for personnel of PRCM Advisers’ affiliates arising under a shared facilities and services agreement, and (iii) certain costs allocated to the Company by PRCM Advisers for data services and technology. In accordance with the Management Agreement, expense reimbursements to PRCM Advisers were required to be made in cash on a quarterly basis following the end of each quarter. The Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company of approximately $19.3 million, $27.6 million and $26.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Following the termination of the Management Agreement, the Company no longer pays a management fee to, or reimburses the expenses of, PRCM Advisers. Expenses for which the Company previously reimbursed PRCM Advisers are now paid directly by the Company. The Company is also now responsible for the cash compensation and employee benefits of the Company’s Chief Executive Officer, Chief Investment Officer and investment professionals, which were previously the responsibility of PRCM Advisers. Prior to the termination of the Management Agreement, the Company was only responsible for the equity compensation paid to such individuals.
The Company recognized $9.7 million, $9.2 million and $13.0 million of compensation during the years ended December 31, 2020, 2019 and 2018, respectively, related to restricted common stock issued to employees providing significant services to the Company and the Company’s independent directors pursuant to the Plan. See Note 18 - Equity Incentive Plan for additional information.

Note 23. Subsequent Events
Issuance of 6.25% Convertible Senior Notes due 2026
On February 1, 2021, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2026, which included $37.5 million aggregate principal amount sold by the Company to the underwriters of the offering pursuant to an overallotment option. The net proceeds from the offering were approximately $279.9 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The Company used a portion of the net proceeds from the offering to fund the repurchase via privately negotiated transactions of approximately $143.7 million principal amount of its 6.25% convertible senior notes due 2022.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The notes due 2026 are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. The notes have an initial conversion rate of 135.5014 shares of common stock per $1,000 principal amount of the notes. The notes will mature in January 2026, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the notes prior to maturity, but may repurchase the notes in open market or privately negotiated transactions at the same or differing price without giving prior notice to or obtaining any consent of the holders. The Company may also be required to repurchase the notes from holders under certain circumstances.
Announced Redemption of Series D and Series E Cumulative Redeemable Preferred Stock
On February 4, 2021, the Company announced the redemption of all outstanding shares of the Company’s 7.75% Series D Cumulative Redeemable Preferred Stock and 7.5% Series E Cumulative Redeemable Preferred Stock. The redemption date for each series is March 15, 2021. With respect to each series, the per share cash redemption amount payable on the redemption date is $25.00 plus accrued and unpaid dividends to, but not including, the redemption date.
Events subsequent to December 31, 2020 were evaluated through the date these consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these consolidated financial statements.

Note 24. Quarterly Financial Data - Unaudited

	2020 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31
Total interest income	$255,507	$107,327	$89,716	$72,500
Total interest expense	167,308	62,114	29,185	22,641
Net interest income	88,199	45,213	60,531	49,859
Other-than-temporary impairment losses	—	—	—	—
Total other (loss) income	(1,920,741)	(42,658)	44,325	207,508
Total expenses	50,252	194,283	(88,856)	42,380
(Benefit from) provision for income taxes	(13,138)	(18,164)	(8,202)	3,816
Dividends on preferred stock	18,950	18,951	18,950	18,951
Net (loss) income attributable to common stockholders	$(1,888,606)	$(192,515)	$182,964	$192,220
Basic (loss) earnings per weighted average common share	$(6.91)	$(0.70)	$0.67	$0.70
Diluted (loss) earnings per weighted average common share	$(6.91)	$(0.70)	$0.64	$0.68

	2019 Quarter Ended
(in thousands, except share data)	March 31	June 30	September 30	December 31
Total interest income	$245,483	$261,029	$249,740	$238,438
Total interest expense	163,525	192,443	191,077	167,284
Net interest income	81,958	68,586	58,663	71,154
Other-than-temporary impairment losses	(206)	(4,848)	(5,950)	(3,308)
Total other (loss) income	(70,176)	(107,494)	297,310	116,477
Total expenses	47,550	44,394	47,879	51,941
(Benefit from) provision for income taxes	(10,039)	2,407	(3,556)	(2,372)
Dividends on preferred stock	18,950	18,950	18,951	18,950
Net (loss) income attributable to common stockholders	$(44,885)	$(109,507)	$286,749	$115,804
Basic (loss) earnings per weighted average common share	$(0.18)	$(0.40)	$1.05	$0.42
Diluted (loss) earnings per weighted average common share	$(0.18)	$(0.40)	$1.00	$0.41

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2020. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Annual Report on Form 10-K, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, the Company’s management believes that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent auditors, Ernst & Young LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 124 of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
of Two Harbors Investment Corp.
Opinion on Internal Control over Financial Reporting
We have audited Two Harbors Investment Corp.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Two Harbors Investment Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 25, 2021

Item 9B. Other Information
None.

PART III

Items 10, 11, 12 and 13.
The information required by Items 10, 11, 12 and 13 of Part III of this Annual Report is incorporated by reference to information to be set forth in the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2020.

Item 14. Principal Accounting Fees and Services
We retained Ernst & Young LLP, or EY, to audit our consolidated financial statements for the years ended December 31, 2020 and 2019. We also retained EY, as well as other accounting and consulting firms, to provide various other services in during the years ended December 31, 2020 and 2019.
The table below presents the aggregate fees billed to us for professional services performed by EY for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020	2019
Audit fees (1)	$1,704,445	$1,443,738
Audit-related fees (2)	46,056	46,100
Tax fees (3)	303,196	224,726
Total principal accountant fees	$2,053,697	$1,714,564
____________________
(1)Audit fees pertain to the audit of our annual Consolidated Financial Statements, including review of the interim financial statements contained in our Quarterly Reports on Form 10-Q, comfort letters to underwriters in connection with our registration statements and common stock offerings, attest services, consents to the incorporation of the EY audit report in publicly filed documents and assistance with and review of documents filed with the SEC.
(2)Audit-related fees pertain to assurance and related services that are traditionally performed by the principal accountant, including accounting consultations and audits in connection with proposed or consummated acquisitions, internal control reviews and consultation concerning financial accounting and reporting standards.
(3)Tax fees pertain to services performed for tax compliance, including REIT compliance, tax planning and tax advice, including preparation of tax returns and claims for refund and tax-payment planning services. Tax planning and advice also includes assistance with tax audits and appeals, and tax advice related to specific transactions.

The services performed by EY in 2020 were pre-approved by our Audit Committee in accordance with the pre-approval policy set forth in our Audit Committee Charter. This policy requires that all engagement fees and the terms and scope of all auditing and non-auditing services be reviewed and approved by the Audit Committee in advance of their formal initiation.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements:
The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth in Part II, Item 8 on pages 65 through 73 of this Annual Report on Form 10-K and are incorporated herein by reference.
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

3.5
Articles of Amendment to the Articles of Amendment and Restatement of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2020).

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

3.11	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 23, 2020).
4.1	Specimen Common Stock Certificate of Two Harbors Investment Corp. (incorporated by reference to Exhibit 4.2 to Amendment No. 4).
4.2
Indenture, dated as of January 19, 2017, between Two Harbors Investment Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 19, 2017).

Exhibit Number	Exhibit Index
4.3
Supplemental Indenture, dated as of January 19, 2017, between Two Harbors Investment Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K file with the SEC on January 19, 2017).

4.4
Supplemental Indenture, dated as of February 1, 2021, between Two Harbors Investment Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K file with the SEC on February 1, 2021).

4.5	Description of Securities (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 26, 2020).
10.1*	Second Restated 2009 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on March 26, 2015).
10.2*
Form of Restricted Stock Agreement under the Second Restated 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015).

10.3*	Form of Phantom Share Award (incorporated by reference to Exhibit 10.10.2 to Amendment No. 4).
10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 19, 2009).
21.1	Subsidiaries of registrant. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm of Ernst & Young LLP. (filed herewith)
24.1	Powers of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101	Financial statements from the Annual Report on Form 10-K of Two Harbors Investment Corp. for the year ended December 31, 2020, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
____________________
*    Management or compensatory agreement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	February 25, 2021	By:	/s/ William Greenberg
William Greenberg Chief Executive Officer, President and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Each of the undersigned hereby appoints William Greenberg and Mary Riskey, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable.

Signature	Title	Date
/s/ William Greenberg	Chief Executive Officer, President and Director (Principal Executive Officer)	February 25, 2021
William Greenberg

/s/ Mary Riskey	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2021
Mary Riskey

/s/ Stephen G. Kasnet	Chairman of the Board of Directors	February 25, 2021
Stephen G. Kasnet

/s/ E. Spencer Abraham	Director	February 25, 2021
E. Spencer Abraham

/s/ James J. Bender	Director	February 25, 2021
James J. Bender

/s/ Karen Hammond	Director	February 25, 2021
Karen Hammond

/s/ W. Reid Sanders	Director	February 25, 2021
W. Reid Sanders

/s/ Thomas E. Siering	Director	February 25, 2021
Thomas E. Siering

/s/ James A. Stern	Director	February 25, 2021
James A. Stern

/s/ Hope B. Woodhouse	Director	February 25, 2021
Hope B. Woodhouse